Form 10-K
period 2011-12-31
KIMCO REALTY CORP
filed 2012-02-27
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.3 billion based upon the closing price on the New York Stock Exchange for such equity on June 30, 2011.

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

406,978,546 shares as of February 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 1, 2012.

Index to Exhibits begins on page 34.

TABLE OF CONTENTS

Item No.		Form 10-K Report Page
	PART I

1.	Business	3

1A.	Risk Factors	5

1B.	Unresolved Staff Comments	10

2.	Properties	10

3.	Legal Proceedings	11

4.	Mine Safety Disclosures	11

	PART II

5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12

6.	Selected Financial Data	14

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

7A.	Quantitative and Qualitative Disclosures About Market Risk	31

8.	Financial Statements and Supplementary Data	32

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	32

9A.	Controls and Procedures	32

9B.	Other Information	32

	PART III

10.	Directors, Executive Officers and Corporate Governance	32

11.	Executive Compensation	32

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32

13.	Certain Relationships and Related Transactions, and Director Independence	33

14.	Principal Accounting Fees and Services	33

	PART IV

15.	Exhibits, Financial Statement Schedules	33

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) the availability of suitable acquisition and disposition opportunities, (viii) valuation of joint venture investments, (ix) valuation of marketable securities and other investments, (x) increases in operating costs, (xi) changes in the dividend policy for the Company’s common stock, (xii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiii) impairment charges and (xiv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and the risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K.  Accordingly, there is no assurance that the Company’s expectations will be realized.

PART I

Item 1.  Business

Background

Kimco Realty Corporation, a Maryland corporation, is one of the nation's largest owners and operators of neighborhood and community shopping centers.  The terms "Kimco," the "Company," "we," "our" and "us" each refer to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise.  The Company is a self-administered real estate investment trust ("REIT") and has owned and operated neighborhood and community shopping centers for more than 50 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of December 31, 2011, the Company had interests in 946 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 138.1 million square feet of gross leasable area (“GLA”), and 845 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling approximately 34.1 million square feet of GLA, for a grand total of 1,791 properties aggregating 172.2 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.  The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by GLA) currently held by any publicly traded REIT.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000.  Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting are administered by the Company from its executive offices in New Hyde Park, New York and supported by the Company’s regional offices.  As of December 31, 2011, a total of 685 persons are employed by the Company.

The Company’s Web site is located at http://www.kimcorealty.com.  The information contained on our Web site does not constitute part of this Form 10-K.  On the Company’s Web site you can obtain, free of charge, a copy of our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable, after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the "SEC").  The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders.  In 1973, these principals formed the Company as a Delaware corporation, and, in 1985, the operations of The Kimco Corporation were merged into the Company. The Company completed its initial public stock offering (the "IPO") in November 1991, and, commencing with its taxable year which began January

1, 1992, elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code").  If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined under the Code.  In 1994, the Company reorganized as a Maryland corporation.  In March 2006, the Company was added to the S & P 500 Index, an index containing the stock of 500 Large Cap companies, most of which are U.S. corporations.  The Company's common stock, Class F Depositary Shares, Class G Depositary Shares and Class H Depositary Shares are traded on the New York Stock Exchange (“NYSE”) under the trading symbols “KIM”, “KIMprF”, “KIMprG” and “KIMprH”, respectively.

The Company’s initial growth resulted primarily from ground-up development and the construction of shopping centers.  Subsequently, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and continued its expansion across the nation.  The Company implemented its investment real estate management format through the establishment of various institutional joint venture programs, in which the Company has noncontrolling interests.  The Company earns management fees, acquisition fees, disposition fees and promoted interests based on value creation.  The Company continued its geographic expansion with investments in Canada, Mexico, Chile, Brazil and Peru.  The Company’s revenues and equity in income from its foreign investments are as follows (in millions):

	2011	2010	2009
Revenues (consolidated):
Mexico	$46.3	$35.4	$23.4
South America	$4.5	$3.8	$1.5

Equity in income (unconsolidated joint ventures, including preferred equity investments):
Canada	$21.3	$26.5	$25.1
Mexico	$11.9	$12.0	$7.0
South America	$0.9	$0.1	$0.4

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

Operating and Investment Strategy

The Company’s vision is to be the premier owner and operator of shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through investments in North America.  This vision will entail a shift away from non-retail assets that the Company currently holds. These investments include non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties. The Company’s plan is to sell certain non-retail assets and investments. As of December 31, 2011, these investments had a book value of approximately $512 million, which represents less than 5.4% of the Company’s total assets. In addition, the Company continues to be committed to broadening its institutional management business by forming joint ventures with high quality domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers.

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

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base.  As of December 31, 2011, no single neighborhood and community shopping center accounted for more than 1.6% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.2% of the Company’s total shopping center GLA.  At December 31, 2011, the Company’s five largest tenants were The Home Depot, TJX Companies, Wal-Mart, Sears Holdings and Kohl’s, which represented approximately 3.0%, 2.9%, 2.5%, 2.1% and 1.7%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

We have elected to be taxed as a REIT for federal income tax purposes under the Code.  We believe that we have operated so as to qualify as a REIT under the Code and that our current organization and method of operation comply with the rules and regulations promulgated under the Code to enable us to continue to qualify as a REIT.  However, there can be no assurance that we have qualified or will continue to qualify as a REIT for federal income tax purposes.

Qualification as a REIT involves the application of highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations.  The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  New legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT, the federal income tax consequences of such qualification or the desirability of an investment in a REIT relative to other investments.

In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains.  Furthermore, we own a direct or indirect interest in certain subsidiary REITs which elected to be taxed as REITs for federal income tax purposes under the Code. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. The failure of a subsidiary REIT to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT.

If we lose our REIT status, we will face serious tax consequences that will substantially reduce the funds available to pay dividends to stockholders for each of the years involved because:

•

we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to federal income tax at regular corporate rates;

•

we could be subject to the federal alternative minimum tax and possibly increased state and local taxes;

•

unless we were entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified; and

•

we would not be required to make distributions to stockholders.

As a result of all these factors, our failure to qualify as a REIT could also impair our ability to expand our business or raise capital and materially adversely affect the value of our securities.

To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. While we have historically satisfied these distribution requirements by making cash distributions to our stockholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. Assuming we continue to satisfy these distributions requirements with cash, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Adverse global market and economic conditions may impede our ability to generate sufficient income to pay expenses and maintain our properties.

The economic performance and value of our properties is subject to all of the risks associated with owning and operating real estate, including:

•

changes in the national, regional and local economic climate;

•

local conditions, including an oversupply of, or a reduction in demand for, space in properties like those that we own;

•

trends toward smaller store sizes as retailers reduce inventory and new prototypes;

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

Competition may limit our ability to purchase new properties or generate sufficient income from tenants and may decrease the occupancy and rental rates for our properties.

Our properties consist primarily of community and neighborhood shopping centers and other retail properties. Our performance therefore, is generally linked to economic conditions in the market for retail space.  In the future, the market for retail space could be adversely affected by:

•

weakness in the national, regional and local economies;

•

the adverse financial condition of some large retailing companies;

•

the impact of internet sales on the demand for reatil space;

•

ongoing consolidation in the retail sector; and

•

the excess amount of retail space in a number of markets.

In addition, numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties and properties for acquisition. New regional malls, open-air lifestyle centers, or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at or prior to renewal. Retailers at our properties may face increasing competition from other retailers, e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing or home shopping networks, all of which could (i) reduce rents payable to us; (ii) reduce our ability to attract and retain tenants at our properties; or (iii) lead to increased vacancy rates at our properties. We may fail to anticipate the effects of changes in consumer buying practices, particularly of growing online sales and the resulting retailing practices and space needs of our tenants or a general downturn in our tenants’ businesses, which may cause tenants to close stores or default in payment of rent.

Our performance depends on our ability to collect rent from tenants, our tenants’ financial condition and our tenants maintaining leases for our properties.

At any time our tenants’, particularly small local stores, may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay a number of lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close stores or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases and the loss of rental income attributable to these tenants’ leases.  In the event of a default by a tenant, we may experience delays and costs in enforcing our rights as landlord under the terms of our leases.

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

A tenant that files for bankruptcy protection may not continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from the tenant or the lease guarantor, or their property, unless the bankruptcy court permits us to do so.  A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages.  As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, if at all.

We may be unable to sell our real estate property investments when appropriate or on favorable terms.

Real estate property investments are illiquid and generally cannot be disposed of quickly. In addition, the federal tax code restricts a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.

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

We face competition in pursuing acquisition or development opportunities that could increase our costs.

We face competition in the acquisition, development, operation and sale of real property from others engaged in real estate investment that could increase our costs associated with purchasing and maintaining assets.  Some of these competitors may have greater financial resources than we do.  This could result in competition for the acquisition of properties for tenants who lease or consider leasing space in our existing and subsequently acquired properties and for other real estate investment opportunities.

We do not have exclusive control over our joint venture and preferred equity investments, such that we are unable to ensure that our objectives will be pursued.

We have invested in some properties as a co-venturer or partner, instead of owning directly.  In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of these investments. As a result, the co-venturer or partner might have interests or goals that are inconsistent with ours, take action contrary to our interests or otherwise impede our objectives. These investments involve risks and uncertainties. The co-venturer or partner may fail to provide capital or fulfill its obligations, which may result in certain liabilities to us for guarantees and other commitments, conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.  The co-venturer or partner also might become insolvent or bankrupt, which may result in significant losses to us.

Although our joint venture arrangements may allow us to share risks with our joint-venture partners, these arrangements may also decrease our ability to manage risk.  Joint ventures implicate additional risks, such as:

•

potentially inferior financial capacity, diverging business goals and strategies and the need for our venture partner’s continued cooperation;

•

our inability to take actions with respect to the joint venture activities that we believe are favorable if our joint venture partner does not agree;

•

our inability to control the legal entity that has title to the real estate associated with the joint venture;

•

our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources;

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

There can be no assurance that we will be able to recover the current carrying amount of all of our non-retail properties and investments and those of our unconsolidated joint ventures in the future. Our failure to do so would require us to recognize impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us.

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

We cannot predict the impact of laws and regulations affecting our international operations nor the potential that we may face regulatory sanctions.

Our international operations are subject to a variety of United States and foreign laws and regulations, including the United States Foreign Corrupt Practices Act, (“FCPA”). We cannot assure you that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject, the manner in which existing laws might be administered or interpreted, or the potential that we may face regulatory sanctions.

We cannot assure you that our employees will adhere to our Code of Conduct or any other of our policies, applicable anti-corruption laws, including the FCPA, or other legal requirements. Failure to comply with these requirements may subject us to legal, regulatory or other sanctions, which could adversely affect our financial condition, results of operations and cash flows.

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

•

we may need to make higher interest and principal payments or sell some of our assets on unfavorable terms to fund our indebtedness; or

•

we may need to issue additional capital stock, which could further dilute the ownership of our existing shareholders.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and could significantly reduce the market price of our publicly traded securities.

We are subject to financial covenants that may restrict our operating and acquisition activities.

Our revolving credit facility and the indentures under which our senior unsecured debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions.  These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions that might otherwise be advantageous. In addition, failure to meet any of the financial covenants could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

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

•

the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•

the attractiveness of the securities of REITs in comparison to securities issued by other entities, including securities issued by other real estate companies;

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

•

substantial market price volatility, resulting from changes in prevailing interest rates;

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

Under various federal, state, and local laws, ordinances and regulations, we may be considered an owner or operator of real property and may be responsible for paying for the disposal or treatment of hazardous or toxic substances released on or in our property, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property).  This liability may be imposed whether or not we knew about, or were responsible for, the presence of hazardous or toxic substances.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

Real Estate Portfolio. As of December 31, 2011, the Company had interests in 946 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 138.1 million square feet of gross leasable area (“GLA”) and 845 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling approximately 34.1 million square feet of GLA, for a grand total of 1,791 properties aggregating 172.2 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico and South America.  The Company’s portfolio includes noncontrolling interests. Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2011, the Company’s Combined Shopping Center Portfolio was approximately 93.3% leased.

The Company's neighborhood and community shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 138,000 square feet as of December 31, 2011.  The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting.  During 2011, the Company capitalized approximately $11.4 million in connection with these property improvements and expensed to operations approximately $25.8 million.

The Company's neighborhood and community shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore.  As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers.  Some of the major national and regional companies that are tenants in the Company's shopping center properties include The Home Depot, TJX Companies, Wal-Mart, Sears Holdings, Kohl’s, Best Buy, Royal Ahold, Costco and Bed Bath & Beyond.

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

Minimum base rental revenues and operating expense reimbursements accounted for approximately 97% and other revenues, including percentage rents, accounted for approximately 3% of the Company's total revenues from rental property for the year ended December 31, 2011.  The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

Approximately 16.3% of the Company's leases of consolidated properties also contain provisions requiring the payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds.  Percentage rents accounted for less than 1% of the Company's revenues from rental property for the year ended December 31, 2011.  Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2011, the Company’s consolidated portfolio was approximately 92.5% leased and was comprised of approximately 61.5 million square feet of GLA, of which approximately 58.6 million related to properties held in the U.S. and 2.7 million related to properties located in Mexico.  For the period January 1, 2011 to December 31, 2011, the Company increased the average base rent per leased square foot in its U.S. consolidated portfolio of neighborhood and community shopping centers from $11.20 to $11.48, an increase of $0.28.  This increase primarily consists of (i) a $0.09 increase relating to acquisitions, as well as development properties placed into service, (ii) a $0.12 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio and (iii) a $0.07 increase relating to dispositions or the transfer of properties to various joint venture entities. For the period January 1, 2011 to December 31, 2011, the Company’s average base rent per leased square foot in its Mexican consolidated portfolio of neighborhood and community shopping centers decreased from $12.03 to $9.66, a decrease of $2.37. This decrease is primarily due to a weaker Mexican Peso during the period (average exchange rate Mexican Pesos to U.S. dollar was 13.62 at December 31, 2011 versus 12.40 at January 1, 2011), the placement of development sites into occupancy in 2011, and new leases signed net of leases vacated and renewals within the portfolio.

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

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information  The following sets forth the common stock offerings completed by the Company during the three-year period ended December 31, 2011.  The Company’s common stock was sold for cash at the following offering price per share:

Offering Date	Offering Price
April 2009	$7.10
December 2009	$12.50

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape and declared dividends per share for the Company’s common stock.  The Company’s common stock is traded on the NYSE under the trading symbol "KIM".

	Stock Price
Period	High	Low	Dividends
2010:
First Quarter	$16.44	$12.40	$0.16
Second Quarter	$16.72	$13.03	$0.16
Third Quarter	$17.05	$12.51	$0.16
Fourth Quarter	$18.41	$15.61	$0.18 (a)

2011:
First Quarter	$19.50	$16.98	$0.18
Second Quarter	$19.80	$17.01	$0.18
Third Quarter	$20.31	$14.54	$0.18
Fourth Quarter	$17.93	$13.55	$0.19 (b)

(a)

Paid on January 18, 2011, to stockholders of record on January 3, 2011.

(b)

Paid on January 17, 2012, to stockholders of record on January 4, 2012.

Holders  The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,981 as of January 31, 2012.

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

The Company has determined that the $0.72 dividend per common share paid during 2011 represented 71% ordinary income and a 29% return of capital to its stockholders.  The $0.64 dividend per common share paid during 2010 represented 70% ordinary income and a 30% return of capital to its stockholders.

In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, mortgage debt and construction loans, convertible preferred stock and perpetual preferred stock.  Borrowings under the Company's revolving credit facility have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements.  The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnotes 13, 14, 15 and 19 of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Issuer Purchases of Equity Securities During the year ended December 31, 2011, the Company repurchased 333,998 shares in open-market transactions to offset new issuances of common shares in connection with the exercise of stock options.  The Company expended approximately $6.0 million to repurchase these shares, of which $4.9 million was provided to the Company from stock options exercised.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
May 9, 2011 - May 31, 2011	63,621	$19.15	-	$-
June 1, 2011 - June 30, 2011	10,312	$18.85	-	-
July 1, 2011 - July 31, 2011	77,392	$19.60	-	-
August 1, 2011 - August 31, 2011	42,051	$16.92	-	-
September 1, 2011 - September 30, 2011	20,225	$16.50	-	-
October 1, 2011 - October 31, 2011	52,420	$17.21	-	-
November 1, 2011 - November 30, 2011	13,252	$17.02	-	-
December 1, 2011 - December 31, 2011	54,725	$16.28	-	-
Total	333,998	$17.94	-	$-

Total Stockholder Return Performance The following performance chart compares, over the five years ended December 31, 2011, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REIT Total Return Index (the "NAREIT Equity Index") prepared and published by the National Association of Real Estate Investment Trusts ("NAREIT").  Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets.  The NAREIT Equity Index includes all tax qualified equity real estate investment trusts listed on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market System.  Stockholder return performance, presented quarterly for the five years ended December 31, 2011, is not necessarily indicative of future results.  All stockholder return performance assumes the reinvestment of dividends.  The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

Item 6.  Selected Financial Data

The following table sets forth selected, historical, consolidated financial data for the Company and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

The Company believes that the book value of its real estate assets, which reflects the historical costs of such real estate assets less accumulated depreciation, is not indicative of the current market value of its properties.  Historical operating results are not necessarily indicative of future operating performance.

	Year ended December 31, (2)
	2011	2010	2009	2008	2007
	(in thousands, except per share information)
Operating Data:
Revenues from rental property (1)	$873,694	$831,207	$755,446	$737,117	$654,658
Interest expense (3)	$225,035	$226,102	$207,768	$211,935	$212,162
Early extinguishment of debt charges	$-	$10,811	$-	$-	$-
Depreciation and amortization (3)	$247,549	$232,835	$221,750	$200,646	$183,997
Gain on sale of development properties	$12,074	$2,130	$5,751	$36,565	$40,099
Total net gain on transfer or sale of operating properties (3)	$108	$2,377	$3,867	$1,782	$2,708
Benefit for income taxes (4)	$-	$-	$20,061	$11,645	$20,242
Provision for income taxes (5)	$19,537	$3,228	$-	$-	$-
Impairment charges (6)	$15,877	$32,661	$149,088	$147,529	$13,796
Income/(loss) from continuing operations (7)	$164,956	$126,025	$(1,926)	$218,218	$343,830
Income/(loss) per common share, from continuing operations:
Basic	$0.26	$0.18	$(0.14)	$0.66	$1.29
Diluted	$0.26	$0.18	$(0.14)	$0.66	$1.26
Weighted average number of shares of common stock:
Basic	406,530	405,827	350,077	257,811	252,129
Diluted	407,669	406,201	350,077	258,843	257,058
Cash dividends declared per common share	$0.73	$0.66	$0.72	$1.68	$1.52

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Real estate, before accumulated depreciation	$8,777,985	$8,592,760	$8,882,341	$7,818,916	$7,325,035
Total assets	$9,614,516	$9,833,875	$10,183,079	$9,397,147	$9,097,816
Total debt	$4,114,385	$4,058,987	$4,434,383	$4,556,646	$4,216,415
Total stockholders' equity	$4,686,386	$4,935,842	$4,852,973	$3,983,698	$3,894,225

Cash flow provided by operations	$448,613	$479,935	$403,582	$567,599	$665,989
Cash flow (used for)/provided by investing activities	$(20,760)	$37,904	$(343,236)	$(781,350)	$(1,507,611)
Cash flow (used for)/provided by financing activities	$(440,125)	$(514,743)	$(74,465)	$262,429	$584,056

(1)   Does not include (i) revenues from rental property relating to unconsolidated joint ventures, (ii) revenues relating to the investment in retail store leases and (iii) revenues from properties included in discontinued operations.

(2)   All years have been adjusted to reflect the impact of operating properties sold during the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and properties classified as held for sale as of December 31, 2011, which are reflected in discontinued operations in the Consolidated Statements of Operations.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K.  Historical results and percentage relationships set forth in the Consolidated Statements of Operations contained in the Consolidated Financial Statements, including trends which might appear, should not be taken as indicative of future operations.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of December 31, 2011, the Company had interests in 946 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 138.1 million square feet of gross leasable area (“GLA”) and 845 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling approximately 34.1 million square feet of GLA, for a grand total of 1,791 properties aggregating 172.2 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

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

The Company’s vision is to be the premier owner and operator of shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through investments in North America.  This vision will entail a shift away from non-retail assets that the Company currently holds. These investments include non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties.  The Company’s plan is to sell its non-retail assets and investments, realizing that the sale of these assets will be over a period of time given the current market conditions. If the Company accepts sales prices for these non-retail assets that are less than their net carrying values, the Company would be required to take impairment charges.  In order to execute the Company’s vision, the Company’s strategy is to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers.  In addition, the Company continues to be committed to broadening its institutional management business by forming joint ventures with high quality domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers.

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2011:

Portfolio Information:

•

Occupancy rose from 93.0% at December 31, 2010 to 93.3% at December 31, 2011 in the Combined Shopping Center Portfolio.

•

Occupancy rose from 92.4% at December 31, 2010 to 93.1% at December 31, 2011 for the U.S. combined shopping center.

•

Executed 2,474 leases, renewals and options totaling over 8.0 million square feet in the Combined Shopping Center Portfolio.

Acquisition Activity:

•

Acquired 19 shopping center properties, an outparcel and one land parcel comprising an aggregate 2.5 million square feet of GLA, for an aggregate purchase price of approximately $374.6 million including the assumption of approximately $117.9 million of non-recourse mortgage debt encumbering 12 of the properties.

Disposition Activity:

•

During 2011, the Company monetized non-retail assets of approximately $295.4 million and reduced its non-retail book values by approximately $286.6 million to approximately $512 million, which represents less than 5.4% of total assets.

•

Included in the monetization above are the disposition of (i) four properties and one land parcel, in separate transactions, for an aggregate sales price of approximately $15.1 million and (ii) one property from a consolidated joint venture in which the Company had a preferred equity investment for a sales price of approximately $6.1 million.  These transactions resulted in aggregate impairment charges of $4.4 million and a profit participation of approximately $1.4 million, before income tax benefit of approximately $1.4 million.

•

Also included in the monetization above is (i) the Company’s receipt of approximately $13.9 million in distributions from the Albertson’s joint venture, in which the Company recognized approximately $13.9 million, before income tax, of equity in income, (ii) the Company’s receipt of approximately $49.3 million in distributions from two preferred equity investments, in which the Company recognized in aggregate approximately $10.6 million of equity in income and (iii) the Company’s sale of various marketable securities for an aggregate sales price of approximately $198.2 million.

•

Additionally, during 2011, the Company disposed of, in separate transactions, 23 operating properties, one development property and an outparcel for an aggregate sales price of approximately $113.4 million which resulted in an aggregate gain of approximately $17.3 million and aggregate impairment charges of approximately $13.5 million, before income tax benefit and noncontrolling interest.

•

Also during 2011, the Company transferred an operating property and a merchant building property for an aggregate sales price of approximately $61.5 million to a newly formed unconsolidated joint venture in which the Company has a noncontrolling interest.  This transaction resulted in an aggregate gain of approximately $14.6 million, of which the Company deferred approximately $2.2 million due to its continued involvement.

Capital Activity (for additional details see Liquidity and Capital Resources below):

•

Established a new $1.75 billion unsecured revolving credit facility with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension.

Impairments:

•

The U.S. economic and market conditions stabilized throughout 2011 and capitalization rates, discount rates and vacancies had improved; however, overall declines in market conditions continued to have a negative effect on certain transactional activity as it related to select real estate assets and certain marketable securities.  As such, the Company recognized impairment charges of approximately $32.8 million (including approximately $16.9 million which is classified within discontinued operations), before income taxes and noncontrolling interests, relating to adjustments to property carrying values, investments in other real estate joint ventures, investments in real estate joint ventures and marketable securities and other investments.  Potential future adverse market and economic conditions could cause the Company to recognize additional impairments in the future (see Footnote 2 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

•

In addition to the impairment charges above, various unconsolidated joint ventures in which the Company holds noncontrolling interests recognized impairment charges relating to certain properties during 2011.  The Company’s share of these charges was approximately $14.1 million, before income taxes (see Footnotes 2, 8 and 9 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

Critical Accounting Policies

The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly-owned subsidiaries and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the consolidation guidance of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).  The Company applies these provisions to each of its joint venture investments to determine whether the cost, equity or consolidation method of accounting is appropriate.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes.  In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities.  These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives, valuation of real estate and intangible assets and liabilities, valuation of joint venture investments, marketable securities and other investments, realizability of deferred tax assets and uncertain tax positions.  Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could materially differ from these estimates.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties, investments in joint ventures, marketable securities and other investments.  The Company’s reported net earnings are directly affected by management’s estimate of impairments and/or valuation allowances.

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

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, straight-line rent, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.  The Company’s reported net earnings are directly affected by management’s estimate of the collectability of accounts receivable.

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

On a continuous basis, management assesses whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired.  A property value is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the carrying value of the property would be adjusted to reflect the estimated fair value of the property.

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

Marketable Securities

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance.  These securities are carried at fair market value with unrealized gains and losses reported in stockholders’ equity as a component of Accumulated other comprehensive income (“OCI”).  Gains or losses on securities sold are based on the specific identification method.

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

The Company primarily utilizes a twenty year projection of pre-tax book income and taxable income as positive evidence to overcome its significant negative evidence of a three-year cumulative pretax book loss. Although items of income and expense utilized in the projection are objectively verifiable there is also significant judgment used in determining the duration and timing of events that would impact the projection. Based upon the Company’s analysis of negative and positive evidence the Company will make a determination of the need for a valuation allowance against its deferred tax assets.  If future income projections do not occur as forecasted, the Company will reevaluate the need for a valuation allowance.  In addition, the Company can employ additional strategies to realize its deferred tax assets, including transferring a greater portion of its property management business to the TRS, sale of certain built-in gain assets, and further reducing intercompany debt.

The Company recognizes and measures benefits for uncertain tax positions, which requires significant judgment from management.  Although the Company believes it has adequately reserved for any uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate.  Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in the Company’s income tax expense in the period in which a change is made, which could have a material impact on operating results (see Footnote 24 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Results of Operations

Comparison 2011 to 2010

	2011	2010	Increase	% change
	(all amounts in millions)

Revenues from rental property (1)	$873.7	$831.2	$42.5	5.1%
Rental property expenses: (2)
Rent	$13.9	$13.8	$0.1	0.7%
Real estate taxes	117.2	113.7	3.5	3.1%
Operating and maintenance	124.9	118.6	6.3	5.3%
	$256.0	$246.1	$9.9	4.0%
Depreciation and amortization (3)	$247.5	$232.8	$14.7	6.3%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2011 and 2010, providing incremental revenues for the year ended December 31, 2011 of $35.7 million, as compared to the corresponding period in 2010 and (ii) the completion of certain development and redevelopment projects, tenant buyouts and overall growth in the current portfolio, providing incremental revenues of approximately $7.9 million, for the year ended December 31, 2011, as compared to the corresponding period in 2010, which was partially offset by (iii) a decrease in revenues of approximately $1.1 million for the year ended December 31, 2011, as compared to the corresponding period in 2010, primarily resulting from the partial sale of certain properties during 2011 and 2010.

(2)

Rental property expenses increased primarily due to (i) operating property acquisitions during 2011 and 2010, and (ii) the placement of certain development properties into service, which resulted in lower capitalization of carry costs.

(3)

Depreciation and amortization increased primarily due to (i) operating property acquisitions during 2011 and 2010, (ii) the placement of certain development properties into service and (iii) tenant vacancies.

Mortgage and other financing income decreased $2.1 million to $7.3 million for the year ended December 31, 2011, as compared to $9.4 million for the corresponding period in 2010. This decrease is primarily due to a decrease in interest income resulting from the repayment of certain mortgage receivables during 2011 and 2010.

Management and other fee income decreased approximately $4.6 million to $35.3 million for the year ended December 31, 2011, as compared to $39.9 million for the corresponding period in 2010. This decrease is primarily due to a decrease in property management fees of approximately $2.4 million recognized during 2011, as compared to 2010, primarily due to the disposition of properties during 2011 and 2010 and a decrease in transaction related fees of approximately $2.2 million recognized during 2011, as compared to 2010.

General and administrative expenses increased approximately $9.7 million to $118.9 million for the year ended December 31, 2011, as compared to $109.2 million for the corresponding period in 2010.  This change is primarily a result of an increase in equity awards expense related to grants issued during 2011 and 2010 and an increase in other personnel related costs during 2011, as compared to the corresponding periods in 2010.

Interest, dividends and other investment income decreased approximately $4.6 million to $16.6 million for the year ended December 31, 2011, as compared to $21.2 million for the corresponding period in 2010. This decrease is primarily due to the sale of the Valad notes resulting in a decrease in interest income of approximately $13.5 million, partially offset by (i) an increase in bank interest income of approximately $1.1 million during 2011, as compared to the corresponding period in 2010, primarily resulting from the change in cash balances during 2011 and (ii) an income distribution of approximately $7.4 million from a cost method investment during 2011.

During the year ended December 31, 2010, the Company incurred early extinguishment of debt charges aggregating approximately $10.8 million in connection with the optional make-whole provisions of notes that were repaid prior to maturity and prepayment penalties on five mortgages that the Company paid prior to their maturity.

During 2011, the Company sold a merchant building property to an unconsolidated joint venture in which the Company has a noncontrolling interest for a sales price of approximately $37.6 million resulting in a pretax gain of approximately $12.1 million after a deferral of approximately $2.1 million due to the Company’s continued involvement in the property.

During 2010, the Company disposed of a land parcel for a sales price of approximately $0.8 million resulting in a gain of approximately $0.4 million.  Additionally, the Company recognized approximately $1.7 million in income on previously sold development properties during the year ended December 31, 2010.

During 2011, the Company recognized aggregate impairment charges of approximately $15.3 million (not including approximately $16.9 million which is included in discontinued operations), before income taxes and noncontrolling interest, relating to adjustments to property carrying values, investments in other real estate investments, investment in real estate joint ventures and other investments.  The Company’s estimated fair values relating to these impairment assessments were based upon their respective estimated sales prices.  Based on these inputs, the Company determined that its valuation in these investments was classified within Level 3 of the FASB fair value hierarchy.

Additionally, during 2011, the Company recorded impairment charges of approximately $0.6 million due to the decline in value of certain marketable securities that were deemed to be other-than-temporary.

During 2010, the Company recognized impairment charges of approximately $28.0 million (not including approximately $6.5 million which is included in discontinued operations), before income taxes and noncontrolling interest, relating to adjustments to property carrying values, real estate under development, investments in other real estate investments and other investments.  The Company’s estimated fair values relating to these impairment assessments were based upon estimated sales prices and discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective properties.  Based on these inputs, the Company determined that its valuation in these investments was classified within Level 3 of the FASB fair value hierarchy.

Additionally, during 2010, the Company recorded impairment charges of approximately $4.6 million due to the decline in value of certain marketable securities that were deemed to be other-than-temporary.

(Provision)/benefit for income taxes changed by approximately $16.3 million to a provision of approximately $19.5 million for the year ended December 31, 2011, as compared to a provision of approximately $3.2 million for the corresponding period in 2010. This change is primarily due to (i) a decrease in income tax benefit of approximately $10.3 million related to fewer impairments taken during the year ended December 31, 2011, as compared to the corresponding period in 2010, (ii) an increase in the income tax provision expense of approximately $4.8 million in connection with gains on sale of development properties during 2011, as compared to 2010, (iii) a decrease in tax benefit of approximately $4.9 million as a result of reduced interest expense for the Company’s taxable REIT subsidiaries, (iv) a tax provision of approximately $2.7 million resulting from the receipt of a cash distribution in excess of the Company’s carrying value of a cost method investment during 2011 and (v) a tax provision of approximately $1.4 million resulting from incremental earnings due to increased profitability from properties within the Company’s taxable REIT subsidiaries, partially offset by (vi) a decrease in foreign taxes of approximately $6.8 million primarily resulting from an unrealized foreign exchange loss recognized for Mexican tax purposes on U.S. denominated mortgage debt within the Company’s Latin American property portfolio.

Equity in income of joint ventures, net increased approximately $29.4 million to $64.0 million for the year ended December 31, 2011, as compared to $34.6 million for the corresponding period in 2010.  This increase is primarily the result of (i) a decrease in impairment charges of approximately $10.0 million resulting from fewer impairment charges recognized against certain joint venture properties during the year ended December 31, 2011, as compared to the corresponding period in 2010, (ii) an increase in equity in income of approximately $4.2 million from the Company’s InTown Suites investment primarily resulting from increased operating profitability, (iii) an increase in equity in income of approximately $2.3 million from the Company’s joint venture investments in Canada primarily resulting from the Company increasing its noncontrolling ownership interest in certain Canadian portfolios, (iv) an increase in equity in income of approximately $2.1 million from the Company’s joint venture investments in Latin America primarily resulting from lease-up activities at properties that were placed into service, (v) a decrease of approximately $7.2 million in equity in loss from a joint venture in which the Company no longer has an equity basis and is therefore no longer required to record equity losses, (vi) an increase in gains on sales of approximately $4.9 million for 2011, as compared to 2010 and (vii) incremental earnings due to increased profitability from properties within the Company’s joint venture program, partially offset by (viii) the recognition of approximately $8.0 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated limited liability partnership during the year ended December 31, 2010.

Equity in income from other real estate investments, net decreased approximately $9.0 million to $51.8 million for the year ended December 31, 2011, as compared to $60.8 million for the corresponding period in 2010.  This decrease is primarily due to a decrease of approximately $7.2 million in equity in income from the Albertson’s joint venture resulting from lower cash distributions received in excess of the Company’s investment during 2011, as compared to the corresponding period during 2010 and a decrease of approximately $2.7 million in equity in earnings including profit participation earned from the Company’s Preferred Equity Program during 2011, as compared to the corresponding period in 2010.

During 2011, the Company disposed of 27 operating properties, one development property and one outparcel, in separate transactions, for an aggregate sales price of approximately $124.9 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of approximately $17.3 million and aggregate impairment charges of approximately $16.9 million, before income taxes.

Additionally, during 2011, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $6.1 million.  As a result of this capital transaction, the Company received approximately $1.4 million of profit participation, before noncontrolling interest of approximately $0.1 million.  This profit participation has been recorded as Income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Operations.

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

Net income attributable to the Company increased approximately $26.2 million to $169.1 million for the year ended December 31, 2011, as compared to $142.9 million for the corresponding period in 2010.  On a diluted per share basis, net income attributable to the Company was $0.27 for 2011, as compared to net income of $0.22 for 2010.  These increases are primarily attributable to (i) additional incremental earnings due to increased profitability from the Company’s operating properties and the acquisition of operating properties during 2011 and 2010, (ii) an increase in gain on sale of development properties recognized during 2011, as compared to 2010, (iii) increased equity in income of joint ventures, net primarily due to incremental earnings from increased profitability within the joint venture portfolios and fewer impairment charges recognized against certain joint venture properties during the year ended December 31, 2011, as compared to the corresponding period in 2010 and (iv) early extinguishment of debt charges recognized during 2010, aggregating approximately $10.8 million, partially offset by (v) an increase in provision for income taxes.

Comparison 2010 to 2009

	2010	2009	Increase	% change
	(all amounts in millions)

Revenues from rental property (1)	$831.2	$755.4	$75.8	10.0%
Rental property expenses: (2)
Rent	$13.8	$13.6	$0.2	1.5%
Real estate taxes	113.7	108.4	5.3	4.9%
Operating and maintenance	118.6	105.3	13.3	12.6%
	$246.1	$227.3	$18.8	8.3%
Depreciation and amortization (3)	$232.8	$221.8	$11.0	5.0%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2010 and 2009, providing incremental revenues for the year ended December 31, 2010 of $70.6 million, as compared to the corresponding period in 2009 and (ii) the completion of certain development and redevelopment projects, tenant buyouts and overall growth in the current portfolio, providing incremental revenues of approximately $9.5 million, for the year ended December 31, 2010, as compared to the corresponding period in 2009, which was partially offset by (iii) a decrease in revenues of approximately $4.3 million for the year ended December 31, 2010, as compared to the corresponding period in 2009, primarily resulting from the sale of certain properties during 2010 and 2009.

(2)

Rental property expenses increased primarily due to (i) operating property acquisitions during 2010 and 2009 and (ii) the placement of certain development properties into service, which resulted in lower capitalization of carry costs, partially offset by (iii) certain operating property dispositions during 2010 and 2009.

(3)

Depreciation and amortization increased primarily due to (i) operating property acquisitions during 2010 and 2009, (ii) the placement of certain development properties into service and (iii) tenant vacancies, partially offset by (iv) certain operating property dispositions during 2010 and 2009.

Mortgage and other financing income decreased $5.6 million to $9.4 million for the year ended December 31, 2010, as compared to $15.0 million for the corresponding period in 2009. This decrease is primarily due to a decrease in interest income as a result of pay-downs and dispositions of mortgage receivables during 2010 and 2009.

Management and other fee income decreased approximately $2.6 million to $39.9 million for the year ended December 31, 2010, as compared to $42.5 million for the corresponding period in 2009. This decrease is primarily due to a decrease in property management fees of approximately $2.6 million from PL Retail, due to the Company’s acquisition of the remaining 85% ownership interest resulting in the Company’s consolidation of PL Retail in 2009, partially offset by an increase in other transaction related fees of approximately $0.1 million recognized during 2010.

Interest, dividends and other investment income decreased approximately $11.9 million to $21.2 million for the year ended December 31, 2010, as compared to $33.1 million for the corresponding period in 2009. This decrease is primarily due to (i) a decrease in realized gains of approximately $5.2 million during 2010 resulting from the sale of certain marketable securities during the corresponding period in 2009 as compared to 2010, (ii) a reduction in interest income of approximately $3.8 million due to repayments of notes in 2010 and 2009 and (iii) a decrease in interest and dividend income of approximately $1.9 million during 2010, as compared to the corresponding period in 2009, primarily resulting from the sale of investments in marketable securities during 2010 and 2009.

Other (expense)/income, net changed approximately $10.1 million to an expense of approximately $4.6 million for the year ended December 31, 2010, as compared to income of approximately $5.5 million for the corresponding period in 2009. This change is primarily due to (i) a decrease in the fair value of an embedded derivative instrument of approximately $2.0 million relating to the convertible option of the Company’s investment in Valad notes, (ii) decreased gains from land sales of approximately $3.5 million, (iii) an increase in a legal settlement accrual of approximately $2.0 million relating to a previously sold ground-up development project and (iv) an increase in acquisition related costs of approximately $0.5 million.

Interest expense increased approximately $18.3 million to $226.1 million for the year ended December 31, 2010, as compared to $207.8 million for the corresponding period in 2009.  This increase is due to higher average outstanding levels of debt during the year ended December 31, 2010, as compared to 2009.

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

During 2010, the Company recognized impairment charges of approximately $28.0 million (not including approximately $6.5 million which is included in discontinued operations), before income taxes and noncontrolling interest, relating to adjustments to property carrying values, real estate under development, investments in other real estate investments and other investments.  The Company’s estimated fair values relating to these impairment assessments were based upon estimated sales prices and discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective properties.  Based on these inputs, the Company determined that its valuation in these investments was classified within Level 3 of the FASB fair value hierarchy.

Additionally, during 2010, the Company recorded impairment charges of approximately $4.6 million due to the decline in value of certain marketable securities that were deemed to be other-than-temporary.

During 2009, the Company recognized impairment charges of approximately $119.0 million (not including approximately $26.0 million of which is included in discontinued operations), before income taxes and noncontrolling interest, relating to adjustments to property carrying values, investments in real estate joint ventures, real estate under development and other real estate investments.  The Company’s estimated fair values relating to these impairment assessments were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective properties.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

Additionally, during 2009, the Company recorded impairment charges of approximately $30.1 million due to the decline in value of certain marketable equity securities and other investments that were deemed to be other-than-temporary.

(Provision)/benefit for income taxes changed by approximately $23.3 million to a provision of approximately $3.2 million for the year ended December 31, 2010, as compared to a benefit of approximately $20.1 million for the corresponding period in 2009. This change is primarily due to (i) a decrease in income tax benefit of approximately $12.4 million related to impairments taken during the year ended December 31, 2010 as compared to the corresponding period in 2009, (ii) an increase in foreign taxes of approximately $6.8 million primarily resulting from an overall increase in income from foreign investments and (iii) an increase in the tax provision expense of approximately $6.8 million relating to an increase in equity income recognized in connection with the Albertson’s investment during the year ended December 31, 2010, as compared to the corresponding period in 2009, partially offset by (iv) a decrease in the income tax provision expense of approximately $1.4 million in connection with gains on sale of development properties during 2010, as compared to 2009.

Equity in income of real estate joint ventures, net increased approximately $31.2 million to $34.6 million for the year ended December 31, 2010, as compared to $3.4 million for the corresponding period in 2009. This increase is primarily the result of a (i) an increase in equity in income of approximately $5.9 million from the Company’s joint venture investments in Canada primarily resulting from the amendment and restructuring of two retail property preferred equity investments into two pari passu joint venture investments during 2010, (ii) the recognition of approximately $8.0 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated limited liability partnership for the year ended December 31, 2010 and (iii) decrease in impairment charges of approximately $15.0 million resulting from fewer impairment charges recognized against certain joint venture properties during 2010, as compared to the corresponding period in 2009.

Equity in income of other real estate investments, net increased approximately $26.4 million to $60.8 million for the year ended December 31, 2010, as compared to $34.4 million for the corresponding period in 2009.  This increase is primarily due to the recognition of approximately $21.2 million of equity in income from the Albertson’s joint venture during 2010, as compared to $3.0 million of equity in income recognized during 2009, primarily resulting from the sale of properties in the joint venture and an increase of approximately $7.2 million in profit participation earned from capital transactions within the Company’s Preferred Equity Program during 2010 as compared to the corresponding period in 2009.

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

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing and immediate access to an unsecured revolving credit facility with bank commitments of $1.75 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Net cash flow provided by operating activities	$448.6	$479.9	$403.6
Net cash flow (used for)/provided by investing activities	$(20.8)	$37.9	$(343.2)
Net cash flow used for financing activities	$(440.1)	$(514.7)	$(74.5)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the year ended December 31, 2011, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2011 and 2010, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Cash flow provided by operating activities for the year ended December 31, 2011, was approximately $448.6 million, as compared to approximately $479.9 million for the comparable period in 2010.  The change of approximately $31.3 million is primarily attributable to changes in accounts payable and accrued expenses due to the timing of payments.

Investing Activities

Cash flow used for investing activities for the year ended December 31, 2011, was approximately $20.8 million, as compared to cash flows provided by investing activities of approximately $37.9 million for the comparable period in 2010.  This change of approximately $58.7 million resulted primarily from (i) an increase in the acquisition of and improvements to operating real estate, (ii) an increase in investments and advances to real estate joint ventures, (iii) a decrease in reimbursements of advances to real estate joint ventures, (iv) a decrease in proceeds from the sale of operating and development properties during the year ended December 31, 2011, as compared to the corresponding period in 2010, partially offset by, (v) an increase in proceeds from the sale of marketable securities, (vi) an increase in reimbursements of advances to real estate joint ventures and (vii) an increase in reimbursements of other investments.

Acquisitions of and Improvements to Operating Real Estate

During the year ended December 31, 2011, the Company expended approximately $343.3 million towards acquisition of and improvements to operating real estate including $73.7 million expended in connection with redevelopments and re-tenanting projects as described below.  (See Footnote 4 of the Notes to the Consolidated Financial Statements included in this Form 10-K.)

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its capital commitment toward these and other redevelopment projects during 2012 will be approximately $25.0 million to $35.0 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Investments and Advances to Real Estate Joint Ventures

During the year ended December 31, 2011, the Company expended approximately $171.7 million for investments and advances to real estate joint ventures and received approximately $63.5 million from reimbursements of advances to real estate joint ventures.  (See Footnote 8 of the Notes to the Consolidated Financial Statements included in this Form 10-K.)

Acquisitions of and Improvements to Real Estate Under Development

The Company is engaged in ground-up development projects which consist of (i) U.S. ground-up development projects which will be held as long-term investments by the Company and (ii) various ground-up development projects located in Latin America for long-term investment.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of December 31, 2011, the Company had in progress a total of four ground-up development projects, consisting of (i) two projects located in the U.S., (ii) one project located in Chile and (iii) one project located in Peru.

During the year ended December 31, 2011, the Company expended approximately $37.9 million in connection with construction costs related to ground-up development projects. The Company anticipates its capital commitment during 2012 toward these and other development projects will be approximately $15.0 million to $25.0 million.  The proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers

During the year ended December 31, 2011, the Company received net proceeds of approximately $180.1 million relating to the sale of various operating properties and ground-up development projects.  (See Footnotes 5 and 7 of the Notes to the Consolidated Financial Statements included in this Form 10-K.)

Financing Activities

Cash flow used for financing activities for the year ended December 31, 2011, was approximately $440.1 million, as compared to approximately $514.7 million for the comparable period in 2010. This change of approximately $74.6 million resulted primarily from (i) an overall decrease in aggregate principal payments of approximately $191.6 million, (ii) a net increase of approximately $123.4 million in net borrowings/repayments under the Company’s unsecured revolving credit facility, (iii) a decrease in the repayment of unsecured term loan/notes of approximately $379.1 million, (iv) a decrease in the redemption of noncontrolling interests of approximately $54.2 million, partially offset by (v) decreases in proceeds from issuance of unsecured term loans/notes of approximately $449.7 million, (vi) a decrease in proceeds from the issuance of stock of approximately $171.3 million and (vii) an increase in dividends paid of approximately $46.8 million.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The credit environment has improved and the Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a continuing trend that although pricing and loan-to-value ratios remain dependent on specific deal terms, generally spreads for non-recourse mortgage financing are compressing and loan-to-values are gradually increasing from levels a year ago.  The unsecured debt markets are functioning well and credit spreads are at manageable levels.  The Company continues to assess 2012 and beyond to ensure the Company is prepared if the current credit market conditions deteriorate.

Debt maturities for 2012 consist of:  $352.6 million of consolidated debt; $1.1 billion of unconsolidated joint venture debt; and $151.8 million of preferred equity debt, assuming the utilization of extension options where available.  The 2012 consolidated debt maturities are anticipated to be extended, refinanced or repaid with operating cash flows, borrowings from the Company’s credit facility, which at December 31, 2011, the Company had approximately $1.5 billion available under its credit facility.  The 2012 unconsolidated joint venture and preferred equity debt maturities are anticipated to be extended or repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its investment-grade debt ratings.  The Company plans to continue strengthening its balance sheet by pursuing deleveraging efforts over time.  The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

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

During October 2011, the Company established a new $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension option.  This credit facility, which replaced the Company’s $1.5 billion unsecured U.S. credit facility and CAD $250.0 million credit facility, provides funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at LIBOR plus 1.05% and fluctuates in accordance with changes in the Company’s senior debt ratings and has a facility fee of 0.20% per annum.  As part of this Credit Facility, the Company has a competitive bid option whereby the Company could auction up to $875.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  In addition, as part of the Credit Facility, the Company has a $500.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Canadian Dollars, Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.  As of December 31, 2011, the Credit Facility had a balance of $238.9 million outstanding and $26.9 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 12/31/11
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	43%
Total Priority Indebtedness to GAV	<35%	11%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.07x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.37x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of October 27, 2011 filed in the Company’s Current Report on Form 8-K dated November 2, 2011.

During March 2008, the Company obtained a Mexican peso (“MXN”) 1.0 billion term loan, which bears interest at a rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings, and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of a MXN 500.0 million unsecured revolving credit facility, which was terminated by the Company.  Remaining proceeds from this term loan were used for funding MXN denominated investments. As of December 31, 2011, the outstanding balance on this term loan was MXN 1.0 billion (approximately USD $71.5 million).  The Mexican term loan covenants are similar to the Credit Facility covenants described above.  The Company is currently in compliance with these covenants.

The Company has a Medium Term Notes (“MTNs”) program pursuant to which it may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.  (See Footnote 13 of the Notes to Consolidated Financial Statements included in this Form 10-K.)

The Company’s supplemental indenture governing its medium term notes and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 12/31/11
Consolidated Indebtedness to Total Assets	<60%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	10%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	3.5x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.9x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993, First Supplemental Indenture dated August 4, 1994, the Second Supplemental Indenture dated April 7, 1995, the Third Supplemental Indenture dated June 2, 2006, the Fifth Supplemental Indenture dated as of September 24, 2009, the Fifth Supplemental Indenture dated as of October 31, 2006 and First Supplemental Indenture dated October 31, 2006, as filed with the SEC.  See Exhibits Index on page 34, for specific filing information.

During 2011, the Company repaid the $88.0 million outstanding on its 4.82% medium-term notes, which matured in August 2011, and assumed approximately $124.8 million of individual non-recourse mortgage debt relating to the acquisition of 12 operating properties, including an increase of approximately $6.9 million associated with fair value debt adjustments and paid off approximately $62.5 million of mortgage debt that encumbered 10 operating properties.

During April 2009, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.  The Company will renew this shelf registration statement during the first half of 2012.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These share repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During the year ended December 31, 2011, the Company repurchased 333,998 shares of the Company’s common stock for approximately $6.0 million, of which $4.9 million was provided to the Company from stock options exercised.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of December 31, 2011, the Company had over 415 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid were $353.8 million in 2011, as compared to $307.0 million in 2010 and $331.0 million in 2009.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.19 per common share payable to shareholders of record on January 4, 2012, which was paid on January 17, 2012. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.19 per common share payable to shareholders of record on April 4, 2012, which is scheduled to be paid on April 16, 2012.

The Company is subject to taxes on its activities in Canada, Mexico, Brazil, Chile, and Peru.  Dividends paid to the Company from its subsidiaries and joint ventures in Canada, Mexico and Brazil are generally not subject to withholding taxes under the applicable tax treaty with the United States. Chile and Peru impose a 10% and 4.1% withholding tax, respectively, on dividend distributions. Brazil levies a 0.38% transaction tax on return of capital distributions.  During 2011, less than $0.1 million of withholding and transaction taxes were withheld from distributions related to foreign activities.  The Company does not anticipate the need to repatriate foreign funds from Chile, Peru or Brazil to provide for its cash flow needs in the U.S. and, as such, no significant withholding or transaction taxes are expected in the foreseeable future.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facility, MTNs, senior notes, mortgages and construction loans with maturities ranging from less than one year to 24 years.  As of December 31, 2011, the Company’s total debt had a weighted average term to maturity of approximately 4.6 years.  In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio.  As of December 31, 2011, the Company has 48 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center.  In addition, the Company has 13 non-cancelable operating leases pertaining to its retail store lease portfolio.  The following table summarizes the Company’s debt maturities (excluding extension options and fair market value of debt adjustments aggregating approximately $8.9 million) and obligations under non-cancelable operating leases as of December 31, 2011 (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total
Long-Term Debt-Principal(1)	$423.6	$671.4	$521.6	$699.6	$478.5	$1,310.8	$4,105.5
Long-Term Debt-Interest(2)	$222.8	$190.8	$148.8	$128.9	$92.2	$164.6	$948.1
Operating Leases
Ground Leases	$12.7	$12.7	$12.3	$11.3	$10.5	$171.5	$231.0
Retail Store Leases	$2.6	$2.3	$1.7	$1.3	$1.0	$0.6	$9.5

(1)   Maturities utilized do not reflect extension options, which range from one to five years.

(2)   For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2011.

The Company has accrued $16.9 million of non-current uncertain tax benefits and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes, which are included in Other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2011. These amounts are not included in the table above because a reasonably reliable estimate regarding the timing of settlements with the relevant tax authorities, if any, cannot be made.

The Company has $17.0 million of medium term notes, $198.9 million of unsecured notes payable and $182.4 million of secured debt scheduled to mature in 2012.  The Company anticipates satisfying these maturities with a combination of operating cash flows, its unsecured revolving credit facility and new debt issuances.

The Company has issued letters of credit in connection with completion and repayment guarantees for loans encumbering certain of the Company’s redevelopment projects and guarantee of payment related to the Company’s insurance program. These letters of credit aggregate approximately $33.2 million.

On a select basis, the Company provides guarantees on interest bearing debt held within real estate joint ventures in which the Company has noncontrolling ownership interests.  The Company is often provided with a back-stop guarantee from its partners.  The Company had the following outstanding guarantees as of December 31, 2011 (amounts in millions):

Name of Joint Venture	Amount of Guarantee	Interest rate	Maturity, with extensions	Terms	Type of debt
InTown Suites Management, Inc.	$147.5	LIBOR plus 0.375% (1)	2012	25% partner back-stop	Unsecured credit facility
Factoria Mall	$ 51.8	LIBOR plus 4.00%	2012	Jointly and severally with partner	Mortgage loan
RioCan	$ 4.7	Prime plus 2.25%	2012	Jointly with 50% partner	Letter of credit facility
Towson	$ 10.0	LIBOR plus 3.50%	2014	Jointly and severally with partner	Mortgage loan
Hillsborough	$ 3.0	LIBOR plus 1.50%	2012	Jointly and severally with partner	Promissory note
Victoriaville	$ 4.6	Prime plus 0.50%	2012	Jointly and severally with partner	Promissory note
Westside	$ 3.1	Prime plus 2.00%	2013	Full guarantee	Promissory note
Sequoia	$ 6.0	LIBOR plus 0.75%	2012	Jointly and severally with partner	Promissory note

(1)   The joint venture obtained an interest rate swap at 5.37% on $128.0 million of this debt.  The swap is designated as a cash flow hedge and is deemed highly effective; as such, adjustments to the swaps fair value are recorded at the joint venture level in other comprehensive income.

In connection with the construction of its development projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied.  These bonds expire upon the completion of the improvements and infrastructure.  As of December 31, 2011, the Company had approximately $22.8 million in performance and surety bonds outstanding.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures.  These joint ventures primarily operate shopping center properties or are established for development projects.  Such arrangements are generally with third-party institutional investors, local developers and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, obtains unsecured financing for certain joint ventures.  These unsecured financings are guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make (see guarantee table above).  Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (See Footnote 8 of the Notes to Consolidated Financial Statements included in this Form 10-K).  These investments include the following joint ventures:

Venture	Kimco Ownership Interest	Number of Properties	Total GLA (in thousands)	Non-Recourse Mortgage Payable (in millions)	Recourse Notes Payable (in millions)	Number of Encumbered Properties	Average Interest Rate	Weighted Average Term (months)

KimPru (c)	15.00%	63	10,906	$1,185.2	$ -	48	5.59%	52.6

RioCan Venture (k)	50.00%	45	9,287	$925.0	$ -	43	5.66%	43.3

KIR (d)	45.00%	59	12,611	$911.5	$ -	44	5.89%	75.6

KUBS (e)	17.90%(a)	42	5,882	$718.9	$ -	42	5.66%	47.4

InTown Suites (j)	(l)	138	N/A	$474.3	$ 147.5(b)	135	5.09%	39.6

BIG Shopping Centers (f)	37.60%(a)	23	3,748	$444.5	$ -	18	5.52%	57.4

SEB Immobilien (h)	15.00%	13	1,798	$243.7	$ -	13	5.34%	61.9

CPP (g)	55.00%	6	2,381	$166.3	$ -	3	4.45%	27.0

Kimco Income Fund (i)	15.20%	12	1,527	$164.7	$ -	12	5.45%	32.7

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

Represents the Kimco Income Operating Partnership, L.P., formed in 1998.

(e)

Represents the Company’s joint ventures with UBS Wealth Management North American Property Fund Limited.

(f)     Represents the Company’s joint ventures with BIG Shopping Centers (TLV:BIG), an Israeli public company.

(g)    Represents the Company’s joint ventures with The Canadian Pension Plan Investment Board (CPPIB).

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

The Company has various other unconsolidated real estate joint ventures with varying structures.  As of December 31, 2011, these other unconsolidated joint ventures had individual non-recourse mortgage loans aggregating approximately $2.3 billion and unsecured notes payable aggregating approximately $3.0 million.  The aggregate debt as of December 31, 2011, of all of the Company’s unconsolidated real estate joint ventures is approximately $7.7 billion, of which the Company’s proportionate share of this debt was approximately $2.9 billion.  These loans have scheduled maturities ranging from one month to 23 years and bear interest at rates ranging from 0.68% to 10.50% at December 31, 2011. Approximately $ 1.1 billion of the aggregate outstanding loan balance matures in 2012, of which the Company’s proportionate share is approximately $503.2 million.  These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing and partner capital contributions, as deemed appropriate. (See Footnote 8 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Real Estate Investments

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. The Company accounts for its preferred equity investments under the equity method of accounting.  As of December 31, 2011, the Company’s net investment under the Preferred Equity Program was approximately $193.4 million relating to 128 properties. As of December 31, 2011, these preferred equity investment properties had individual non-recourse mortgage loans aggregating approximately $892.0 million. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

Additionally, during July 2007, the Company invested approximately $81.7 million of preferred equity capital in a portfolio comprised of 403 net leased properties which are divided into 30 master leased pools with each pool leased to individual corporate operators.  These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores.  As of December 31, 2011, the remaining 397 properties were encumbered by third party loans aggregating approximately $376.8 million, not including approximately $69.9 million in net fair market value of debt adjustments, with interest rates ranging from 5.08% to 10.47%, a weighted average interest rate of 9.3% and maturities ranging from two to 11 years.

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

As of December 31, 2011, 19 of these leveraged lease properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $32.3 million.  As of December 31, 2011, the remaining 11 properties were encumbered by third-party non-recourse debt of approximately $27.9 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease.  Accordingly, this debt has been offset against the related net rental receivable under the lease.

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

Market and Economic Conditions; Real Estate and Retail Shopping Sector

In the U.S., economic and market conditions have stabilized. Credit conditions have continued to improve with increased access and availability to secured mortgage debt and the unsecured bond and equity markets. However, there remains concern over high unemployment rates in the U.S. and concerns over sovereign debt issues and uncertain economic recovery in Europe.  These conditions have contributed to slow growth in the U.S. and international economies.

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

The retail shopping sector has been negatively affected by recent economic conditions, particularly in the Western part of the United States, such as Nevada, Arizona and the southern portion of California. These conditions may result in the Company’s tenants delaying lease commencements or declining to extend or renew leases upon expiration.   These conditions also have forced some weaker retailers, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, any of these particular store closings affecting the Company often represent a small percentage of the Company’s overall gross leasable area and the Company does not currently expect store closings to have a material adverse effect on the Company’s overall performance.

New Accounting Pronouncements

See Footnote 1 of the Company’s Consolidated Financial Statements included in this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of December 31, 2011, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available.  Amounts include fair value purchase price allocation adjustments for assumed debt. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Mexican pesos (MXN) and Chilean Pesos (CLP) as indicated by geographic description ($USD equivalent in millions).

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
U.S. Dollar Denominated
Secured Debt
Fixed Rate	$94.9	$ 115.0	$ 195.0	$ 113.8	$ 179.6	$ 287.2	$ 985.5	$1,064.0
Average Interest Rate	5.86%	5.84%	6.48%	5.43%	7.24%	6.41%	6.34%

Variable Rate	$ 87.5	$ -	$ 20.7	$ 6.0	$ -	$ -	$ 114.2	$ 116.4
Average Interest Rate	3.78%	-	2.20%	0.30%	-	-	3.31%

Unsecured Debt
Fixed Rate	$ 215.9	$ 275.4	$ 295.0	$ 350.0	$ 300.0	$ 890.9	$ 2,327.2	$ 2,484.2
Average Interest Rate	6.00%	5.39%	5.20%	5.29%	5.78%	5.62%	5.55%

Variable Rate	$ 3.7	$ -	$ -	$ 204.6	$ -	$ -	$ 208.3	$ 197.2
Average Interest Rate	5.50%	-	-	0.41%	-	-	0.49%

CAD Denominated
Unsecured Debt
Fixed Rate	$ -	$ 195.8	$ -	$ -	$ -	$ 146.8	$ 342.6	$362.4
Average Interest Rate	-	5.18%	-	-	-	5.99%	5.53%

Variable Rate	$ -	$ -	$ -	$ 34.3	$ -	$ -	$ 34.3	$32.7
Average Interest Rate	-	-	-	2.25%	-	-	2.25%

MXN Denominated
Unsecured Debt
Fixed Rate	$ -	$ 71.5	$ -	$ -	$ -	$ -	$ 71.5	$ 60.2
Average Interest Rate	-	8.58%	-	-	-	-	8.58%

CLP Denominated
Secured Debt
Variable Rate	$ -	$ -	$ -	$ -	$ -	$ 30.8	$ 30.8	$ 35.1
Average Interest Rate	-	-	-	-	-	5.72%	5.72%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $3.9 million in 2011 if short-term interest rates were 1.0% higher.

The Company also faces foreign currency exchange risk.  The following table presents the Company’s foreign investments as of December 31, 2011.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents:

Foreign Investment (in millions)
Country	Local Currency	US Dollars
Mexican real estate investments (MXN)	8,885.7	$637.1
Canadian real estate joint venture and marketable securities investments (CAD)	389.6	$382.7
Chilean real estate investments (CLP)	32,595.9	$62.5
Brazilian real estate investments (Brazilian Real)	45.3	$24.1
Peruvian real estate investments (Peruvian Nuevo Sol)	13.8	$5.1

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2011, the Company has no other material exposure to market risk.

Item 8.  Financial Statements and Supplementary Data

The response to this Item 8 is included in our audited Notes to Consolidated Financial Statements, which are contained in Part IV  Item 15 of this Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2011, to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to “Independent Registered Public Accountants” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.		Form10-K Report Page

	Report of Independent Registered Public Accounting Firm		38

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2011 and 2010		39

	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009		40

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009		41

	Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009		42

	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009		43

	Notes to Consolidated Financial Statements		44

2	. Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts	89
	Schedule III -	Real Estate and Accumulated Depreciation	90
	Schedule IV -	Mortgage Loans on Real Estate	106

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		34

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith	Page Number
3.1(a)	Articles of Restatement of the Company, dated January 14, 2011	10-K	1-10899	02/28/11	3.1(a)
3.1(b)	Articles Supplementary of the Company dated November 8, 2010	10-K	1-10899	02/28/11	3.1(b)
3.2	Amended and Restated By-laws of the Company, dated February 25, 2009	10-K	1-10899	02/27/09	3.2
4.1	Agreement of the Company pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K	S-11	333-42588	09/11/91	4.1
4.2	Form of Certificate of Designations for the Preferred Stock	S-3	333-67552	09/10/93	4(d)
4.3	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.4	First Supplemental Indenture, dated as of August 4, 1994	10-K	1-10899	03/28/96	4.6
4.5	Second Supplemental Indenture, dated as of April 7, 1995	8-K	1-10899	04/07/95	4(a)
4.6	Indenture dated April 1, 2005, between Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	8-K	1-10899	04/25/05	4.1
4.7	Third Supplemental Indenture, dated as of June 2, 2006	8-K	1-10899	06/05/06	4.1
4.8	Fifth Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee	8-K	1-10899	11/03/06	4.1
4.9	First Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee	8-K	1-10899	11/03/06	4.2
4.10	First Supplemental Indenture, dated as of June 2, 2006, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-K	1-10899	02/28/07	4.12
4.11	Second Supplemental Indenture, dated as of August 16, 2006, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-K	1-10899	02/28/07	4.13
4.12	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	09/24/09	4.1
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3
10.2	$1.5 Billion Credit Agreement, dated as of October 25, 2007, among Kimco Realty Corporation and each of the parties named therein	10-K/A	1-10899	08/17/10	10.6
10.3	Employment Agreement between Kimco Realty Corporation and David B. Henry, dated March 8, 2007	8-K	1-10899	03/21/07	10.1
10.4	CAD $250,000,000 Amended and Restated Credit Facility, dated January 11, 2008, with Royal Bank of Canada as issuing lender and administrative agent and various lenders	10-K	1-10899	02/28/08	10.25
10.5	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.6	Employment Agreement between Kimco Realty Corporation and Michael V. Pappagallo, dated November 3, 2008	8-K	1-10899	11/10/08	10.1
10.7	Amendment to Employment Agreement between Kimco Realty Corporation and David B. Henry, dated December 17, 2008	8-K	1-10899	01/07/09	10.1
10.8	Amendment to Employment Agreement between Kimco Realty Corporation and Michael V. Pappagallo, dated December 17, 2008	8-K	1-10899	01/07/09	10.2
10.9	Form of Indemnification Agreement	10-K	1-10899	02/27/09	10.16
10.10	Employment Agreement between Kimco Realty Corporation and Glenn G. Cohen, dated February 25, 2009	10-K	1-10899	02/27/09	10.17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith	Page Number
10.11	$650 Million Credit Agreement, dated as of August 26, 2008, among PK Sale LLC, as borrower, PRK Holdings I LLC, PRK Holdings II LLC and PK Holdings III LLC, as guarantors, Kimco Realty Corporation as guarantor and each of the parties named therein	10-K/A	1-10899	08/17/10	10.17
10.12	1 billion MXN Credit Agreement, dated as of March 3, 2008, among KRC Mexico Acquisition, LLC, as borrower, Kimco Realty Corporation, as guarantor and each of the parties named therein	10-K/A	1-10899	08/17/10	10.18
10.13	Second Amendment to Employment Agreement between Kimco Realty Corporation and David B. Henry, dated March 15, 2010	8-K	1-10899	03/19/10	10.1
10.14	Second Amendment to Employment Agreement between Kimco Realty Corporation and Michael V. Pappagallo, dated March 15, 2010	8-K	1-10899	03/19/10	10.3
10.15	Amendment to Employment Agreement between Kimco Realty Corporation and Glenn G. Cohen, dated March 15, 2010	8-K	1-10899	03/19/10	10.4
10.16	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.17	Letter Agreement between Kimco Realty Corporation and David B. Henry, dated March 15, 2010	8-K	1-10899	03/19/10	10.6
10.18	Kimco Realty Corporation 2010 Equity Participation Plan	8-K	1-10899	03/19/10	10.7
10.19	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.20	Underwriting Agreement, dated April 6, 2010, by and among Kimco Realty Corporation, Kimco North Trust III, and each of the parties named therein	10-Q	1-10899	05/07/10	99.1
10.21	Third Supplemental Indenture, dated as of April 13, 2010, among Kimco Realty Corporation, as guarantor, Kimco North Trust III, as issuer and BNY Trust Company of Canada, as trustee	10-Q	1-10899	05/07/10	99.2
10.22	Credit Agreement, dated as of April 17, 2009, among Kimco Realty Corporation and each of the parties named therein	10-K/A	1-10899	08/17/10	10.19
10.23	Underwriting Agreement, dated August 23, 2010, by and among Kimco Realty Corporation and each of the parties named therein	8-K	1-10899	08/24/10	1.1
10.24	$1.75 Billion Credit Agreement, dated as of October 27, 2011, among Kimco Realty Corporation and each of the parties named therein	8-K	1-10899	11/2/11	10.1

12.1	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X	107
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	—	—	—	—	X	108
21.1	Subsidiaries of the Company	—	—	—	—	X	109
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X	117
31.1	Certification of the Company’s Chief Executive Officer, David B. Henry, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	118
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	119
32.1	Certification of the Company’s Chief Executive Officer, David B. Henry, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	120
99.1	Property Chart	—	—	—	—	X	121
101.INS	XBRL Instance Document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By:

/s/ David B. Henry

David B. Henry

Chief Executive Officer

Dated:     February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 24, 2012
Milton Cooper

/s/ David B. Henry	Chief Executive Officer and Vice Chairman of	February 24, 2012
David B. Henry	the Board of Directors

/s/ Richard G. Dooley	Director	February 24, 2012
Richard G. Dooley

/s/ Joe Grills	Director	February 24, 2012
Joe Grills

/s/ F. Patrick Hughes	Director	February 24, 2012
F. Patrick Hughes

/s/ Frank Lourenso	Director	February 24, 2012
Frank Lourenso

/s/ Richard Saltzman	Director	February 24, 2012
Richard Saltzman

/s/ Philip Coviello	Director	February 24, 2012
Philip Coviello

/s/ Colombe Nicholas	Director	February 24, 2012
Colombe Nicholas

/s/ Michael V. Pappagallo	Executive Vice President -	February 24, 2012
Michael V. Pappagallo	Chief Operating Officer

/s/ Glenn G. Cohen	Executive Vice President -	February 24, 2012
Glenn G. Cohen	Chief Financial Officer and
Treasurer

/s/ Paul Westbrook	Vice President -	February 24, 2012
Paul Westbrook	Chief Accounting Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

		Form10-K Page

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm		38

Consolidated Financial Statements and Financial Statement Schedules:

Consolidated Balance Sheets as of December 31, 2011 and 2010		39

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009		40

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009		41

Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009		42

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009		43

Notes to Consolidated Financial Statements		44

Financial Statement Schedules:

II.	Valuation and Qualifying Accounts	89
III.	Real Estate and Accumulated Depreciation	90
IV.	Mortgage Loans on Real Estate	106

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Kimco Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kimco Realty Corporation and its subsidiaries (the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 27, 2012

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,	December 31,
	2011	2010
Assets:
Real Estate
Rental property
Land	$1,945,045	$1,837,348
Building and improvements	6,652,537	6,420,405
	8,597,582	8,257,753
Less: accumulated depreciation and amortization	(1,693,090)	(1,549,380)
	6,904,492	6,708,373
Real estate under development	180,403	335,007
Real estate, net	7,084,895	7,043,380

Investments and advances in real estate joint ventures	1,404,214	1,382,749
Other real estate investments	344,131	418,564
Mortgages and other financing receivables	102,972	108,493
Cash and cash equivalents	112,882	125,154
Marketable securities	33,540	223,991
Accounts and notes receivable	149,807	130,536
Deferred charges and prepaid expenses	155,246	147,048
Other assets	226,829	253,960
Total assets	$9,614,516	$9,833,875

Liabilities:
Notes payable	$2,983,886	$2,982,421
Mortgages payable	1,085,371	1,046,313
Construction loans payable	45,128	30,253
Accounts payable and accrued expenses	145,172	154,482
Dividends payable	92,159	89,037
Other liabilities	287,583	275,023
Total liabilities	4,639,299	4,577,529
Redeemable noncontrolling interests	95,074	95,060

Stockholders' equity:
Preferred Stock, $1.00 par value, authorized 3,092,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares issued and outstanding 700,000 shares Aggregate liquidation preference $175,000	700	700
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares issued and outstanding 184,000 shares Aggregate liquidation preference $460,000	184	184
Class H Preferred Stock, $1.00 par value, authorized 70,000 shares issued and outstanding 70,000 shares Aggregate liquidation preference $175,000	70	70
Common Stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 406,937,830 and 406,423,514 shares, respectively	4,069	4,064
Paid-in capital	5,492,022	5,469,841
Cumulative distributions in excess of net income	(702,999)	(515,164)
	4,794,046	4,959,695
Accumulated other comprehensive income	(107,660)	(23,853)
Total stockholders' equity	4,686,386	4,935,842
Noncontrolling interests	193,757	225,444
Total equity	4,880,143	5,161,286
Total liabilities and equity	$9,614,516	$9,833,875

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues from rental property	$873,694	$831,207	$755,446
Rental property expenses:
Rent	(13,889)	(13,757)	(13,555)
Real estate taxes	(117,237)	(113,723)	(108,406)
Operating and maintenance	(124,896)	(118,641)	(105,345)
Impairment of property carrying values	(5,884)	(2,253)	(24,000)
Mortgage and other financing income	7,273	9,405	14,956
Management and other fee income	35,321	39,918	42,452
Depreciation and amortization	(247,549)	(232,835)	(221,750)
General and administrative expenses	(118,937)	(109,152)	(109,960)
Interest, dividends and other investment income	16,566	21,241	33,077
Other (expense)/income, net	(4,891)	(4,617)	5,528
Interest expense	(225,035)	(226,102)	(207,768)
Early extinguishment of debt charges	-	(10,811)	-
Income from other real estate investments	3,824	3,642	4,654
Gain on sale of development properties	12,074	2,130	5,751
Impairments:
Real estate under development	-	(11,700)	(2,100)
Investments in other real estate investments	(3,290)	(13,442)	(49,279)
Marketable securities and other investments	(1,580)	(5,266)	(30,050)
Investments in real estate joint ventures	(5,123)	-	(43,659)
Income/(loss) from continuing operations before income taxes, equity in income of joint ventures and equity in income of other real estate investments	80,441	45,244	(54,008)
(Provision)/benefit for income taxes, net	(19,537)	(3,228)	20,061
Equity in income of joint ventures, net	64,036	34,579	3,420
Equity in income of other real estate investments, net	51,813	60,846	34,424
Income from continuing operations	176,753	137,441	3,897
Discontinued operations:
Income from discontinued operating properties, net of tax	3,565	26,076	13,591
Loss/impairments on operating properties held for sale/sold, net of tax	(15,663)	(6,175)	(15,715)
Gain on disposition of operating properties, net of tax	17,327	1,932	421
Income/(loss) from discontinued operations, net of tax	5,229	21,833	(1,703)
(Loss)/gain on transfer of operating properties	-	(57)	26
Gain on sale of operating properties, net	108	2,434	3,841
Total net gain on transfer or sale of operating properties	108	2,377	3,867
Net income	182,090	161,651	6,061
Net income attributable to noncontrolling interests	(13,039)	(18,783)	(10,003)
Net income/(loss) attributable to the Company	169,051	142,868	(3,942)
Preferred stock dividends	(59,363)	(51,346)	(47,288)
Net income/(loss) available to common shareholders	$109,688	$91,522	$(51,230)
Per common share:
Income/(loss) from continuing operations:
-Basic	$0.26	$0.18	$(0.14)
-Diluted	$0.26	$0.18	$(0.14)
Net income/(loss) attributable to the Company:
-Basic	$0.27	$0.22	$(0.15)
-Diluted	$0.27	$0.22	$(0.15)
Weighted average shares:
-Basic	406,530	405,827	350,077
-Diluted	407,669	406,201	350,077
Amounts attributable to the Company's common shareholders:
Income/(loss) from continuing operations, net of tax	$105,593	$74,679	$(49,214)
Income/(loss) from discontinued operations	4,095	16,843	(2,016)
Net income/(loss)	$109,688	$91,522	$(51,230)

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2011	2010	2009

Net income	$182,090	$161,651	$6,061
Other comprehensive income:
Change in unrealized (loss)/gain on marketable securities	(4,065)	37,006	43,662
Change in unrealized gain/(loss) on interest rate swaps	549	(420)	(233)
Change in foreign currency translation adjustment, net	(82,228)	52,849	20,658
Other comprehensive (loss)/income	(85,744)	89,435	64,087

Comprehensive income	96,346	251,086	70,148

Comprehensive (income)/loss attributable to noncontrolling interests	(11,102)	(35,639)	9,019

Comprehensive income attributable to the Company	$85,244	$215,447	$79,167

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Retained Earnings/ (Cumulative Distributions in Excess of Net Income)	Accumulated Other Comprehensive Income					Paid-in Capital	Total Stockholders' Equity	Noncontrolling Interest	Total Equity	Comprehensive Income

			Preferred Stock		Common Stock
			Issued	Amount	Issued	Amount
Balance, January 1, 2009	$(58,162)	$(179,541)	884	$884	271,081	$2,711	$4,217,806	$3,983,698	$221,035	$4,204,733
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	73,601	73,601
Comprehensive income:
Net (loss)/income	(3,942)	-	-	-	-	-	-	(3,942)	10,003	6,061	$6,061
Other comprehensive income:
Change in unrealized gain on marketable securities	-	43,662	-	-	-	-	-	43,662	-	43,662	43,662
Change in unrealized loss on interest rate swaps	-	(233)	-	-	-	-	-	(233)	-	(233)	(233)
Change in foreign currency translation adjustment	-	39,680	-	-	-	-	-	39,680	(19,022)	20,658	20,658
Comprehensive income											$70,148
Redeemable noncontrolling interest	-	-	-	-	-	-	-	-	(6,429)	(6,429)
Dividends ($0.72 per Common Share; $1.6625 per Class F Depositary Share, and $1.9375 per Class G Depositary Share, respectively)	(276,634)	-	-	-	-	-	-	(276,634)	-	(276,634)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(9,626)	(9,626)
Issuance of units	-	-	-	-	-	-	-	-	126	126
Unit redemptions	-	-	-	-	-	-	-	-	(346)	(346)
Issuance of common stock	-	-	-	-	134,344	1,344	1,065,206	1,066,550	-	1,066,550
Surrender of common stock	-	-	-	-	(8)	(1)	(287)	(288)	-	(288)
Exercise of common stock options	-	-	-	-	116	1	1,234	1,235	-	1,235
Transfers from noncontrolling interests	-	-	-	-	-	-	(11,126)	(11,126)	(4,337)	(15,463)
Amortization of equity awards	-	-	-	-	-	-	10,371	10,371	-	10,371
Balance, December 31, 2009	(338,738)	(96,432)	884	884	405,533	4,055	5,283,204	4,852,973	265,005	5,117,978
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	2,721	2,721
Comprehensive income:					-
Net income	142,868	-	-	-	-	-	-	142,868	18,783	161,651	$161,651
Other comprehensive income:
Change in unrealized gain on marketable securities	-	37,006	-	-	-	-	-	37,006	-	37,006	37,006
Change in unrealized loss on interest rate swaps	-	(420)	-	-	-	-	-	(420)	-	(420)	(420)
Change in foreign currency translation adjustment	-	35,993	-	-	-	-	-	35,993	16,856	52,849	52,849
Comprehensive income											$251,086
Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(6,500)	(6,500)
Dividends ($0.66 per Common Share; $1.6625 per Class F Depositary Share, $1.9375 per Class G Depositary Share and $0.5798 per Class H Depositary Share, respectively)	(319,294)	-	-	-	-	-	-	(319,294)	-	(319,294)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(64,658)	(64,658)
Issuance of common stock	-	-	-	-	353	4	4,426	4,430	-	4,430
Surrender of common stock					(78)	(1)	-	(1)	-	(1)
Issuance of preferred stock	-	-	70	70	-	-	169,114	169,184	-	169,184
Exercise of common stock options	-	-	-	-	616	6	8,561	8,567	-	8,567
Acquisition of noncontrolling interests	-	-	-	-	-	-	(7,196)	(7,196)	(6,763)	(13,959)
Amortization of equity awards	-	-	-	-	-	-	11,732	11,732	-	11,732
Balance, December 31, 2010	(515,164)	(23,853)	954	954	406,424	4,064	5,469,841	4,935,842	225,444	5,161,286
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,045	1,045
Comprehensive income:
Net income	169,051	-	-	-	-	-	-	169,051	13,039	182,090	$182,090
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	(4,065)	-	-	-	-	-	(4,065)	-	(4,065)	(4,065)
Change in unrealized loss on interest rate swaps	-	549	-	-	-	-	-	549	-	549	549
Change in foreign currency translation adjustment	-	(80,291)	-	-	-	-	-	(80,291)	(1,937)	(82,228)	(82,228)
Comprehensive income											$96,346
Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(6,370)	(6,370)
Dividends ($0.73 per Common Share; $1.6625 per Class F Depositary Share, $1.9375 per Class G Depositary Share and $1.7250 per Class H Depositary Share, respectively)	(356,886)	-	-	-	-	-	-	(356,886)	-	(356,886)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(13,827)	(13,827)
Issuance of common stock	-	-	-	-	438	5	4,936	4,941	-	4,941
Surrender of common stock	-	-	-	-	(34)	(2)	(579)	(581)	-	(581)
Repurchase of common stock	-	-	-	-	(334)	(2)	(6,001)	(6,003)	-	(6,003)
Exercise of common stock options	-	-	-	-	444	4	6,533	6,537	-	6,537
Acquisition of noncontrolling interests	-	-	-	-	-	-	4,452	4,452	(23,637)	(19,185)
Amortization of equity awards	-	-	-	-	-	-	12,840	12,840	-	12,840
Balance, December 31, 2011	$(702,999)	$(107,660)	954	$954	406,938	$4,069	$5,492,022	$4,686,386	$193,757	$4,880,143

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net income	$182,090	$161,651	$6,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,139	247,637	227,776
Loss on operating/development properties held for sale/sold/transferred	-	57	285
Impairment charges	32,763	39,121	175,087
Gain on sale of development properties	(12,074)	(2,130)	(5,751)
Gain on sale of operating properties	(17,435)	(4,366)	(4,666)
Equity in income of joint ventures, net	(64,036)	(55,705)	(6,309)
Equity in income from other real estate investments, net	(51,813)	(39,642)	(30,039)
Distributions from joint ventures and other real estate investments	163,048	162,860	136,697
Cash retained from excess tax benefits	-	(103)	-
Change in accounts and notes receivable	(19,271)	(17,388)	(19,878)
Change in accounts payable and accrued expenses	(8,082)	15,811	4,101
Change in other operating assets and liabilities	(7,716)	(27,868)	(79,782)
Net cash flow provided by operating activities	448,613	479,935	403,582
Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(343,299)	(182,482)	(374,501)
Acquisition of and improvements to real estate under development	(37,896)	(41,975)	(143,283)
Investment in marketable securities	-	(9,041)	-
Proceeds from sale/repayments of marketable securities	188,003	30,455	80,586
Investments and advances to real estate joint ventures	(171,695)	(138,796)	(109,941)
Reimbursements of advances to real estate joint ventures	63,529	85,205	99,573
Other real estate investments	(6,958)	(12,528)	(12,447)
Reimbursements of advances to other real estate investments	68,881	30,861	18,232
Investment in mortgage loans receivable	-	(2,745)	(7,657)
Collection of mortgage loans receivable	19,148	27,587	48,403
Other investments	(730)	(4,004)	(4,247)
Reimbursements of other investments	20,116	8,792	4,935
Proceeds from sale of operating properties	135,646	238,746	34,825
Proceeds from sale of development properties	44,495	7,829	22,286
Net cash flow (used for)/provided by investing activities	(20,760)	37,904	(343,236)
Cash flow from financing activities:

Principal payments on debt, excluding normal amortization of rental property debt	(62,470)	(226,155)	(437,710)
Principal payments on rental property debt	(22,720)	(23,645)	(16,978)
Principal payments on construction loan financings	(3,428)	(30,383)	(255,512)
Proceeds from mortgage/construction loan financings	20,346	13,960	433,221
Borrowings under revolving unsecured credit facilities	291,231	42,390	351,880
Repayment of borrowings under unsecured revolving credit facilities	(179,094)	(53,699)	(928,572)
Proceeds from issuance of unsecured term loan/notes	-	449,720	520,000
Repayment of unsecured term loan/notes	(92,600)	(471,725)	(428,701)
Financing origination costs	(11,478)	(5,330)	(13,730)
Redemption of noncontrolling interests	(26,682)	(80,852)	(31,783)
Dividends paid	(353,764)	(306,964)	(331,024)
Cash retained from excess tax benefits	-	103	-
Proceeds from issuance of stock	6,537	177,837	1,064,444
Repurchase of common stock	(6,003)	-	-
Net cash flow used for financing activities	(440,125)	(514,743)	(74,465)
Change in cash and cash equivalents	(12,272)	3,096	(14,119)
Cash and cash equivalents, beginning of year	125,154	122,058	136,177
Cash and cash equivalents, end of year	$112,882	$125,154	$122,058
Interest paid during the year (net of capitalized interest of $7,086, $14,730, and $21,645 respectively)	$220,270	$242,033	$204,672
Income taxes paid during the year	$2,606	$3,278	$5,082

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

1.   Summary of Significant Accounting Policies:

Business

Kimco Realty Corporation and subsidiaries (the "Company" or "Kimco"), affiliates and related real estate joint ventures are engaged principally in the operation of neighborhood and community shopping centers which are anchored generally by discount department stores, supermarkets or drugstores.  The Company also provides property management services for shopping centers owned by affiliated entities, various real estate joint ventures and unaffiliated third parties.

Additionally, in connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust ("REIT"), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations. As such, the Company, through its wholly-owned taxable REIT subsidiaries (“TRS”), has been engaged in various retail real estate related opportunities including (i) ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate management and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property and a large tenant base.  At December 31, 2011, the Company's single largest neighborhood and community shopping center accounted for only 1.6% of the Company's annualized base rental revenues and only 1.2% of the Company’s total shopping center gross leasable area ("GLA"), including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.  At December 31, 2011, the Company’s five largest tenants were The Home Depot, TJX Companies, Wal-Mart, Sears Holdings and Kohl’s, which represented 3.0%, 2.9%, 2.5%, 2.1% and 1.7%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Principles of Consolidation and Estimates

The accompanying Consolidated Financial Statements include the accounts of Kimco Realty Corporation and subsidiaries (the “Company”).  The Company’s subsidiaries includes subsidiaries which are wholly-owned and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.

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

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and building improvements	15 to 50 years
Fixtures, leasehold and tenant improvements (including certain identified intangible assets)	Terms of leases or useful lives, whichever is shorter

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk.  The Company, on a limited selective basis, obtains unsecured financing for certain joint ventures.  These unsecured financings are guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make.

To recognize the character of distributions from equity investees the Company reviews the nature of the cash distribution to determine the proper character of cash flow distributions as either returns on investment, which would be included in operating activities or returns of investment, which would be included in investing activities.

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

Mortgages and Other Financing Receivables

Mortgages and other financing receivables consist of loans acquired and loans originated by the Company. Borrowers of these loans are primarily experienced owners, operators or developers of commercial real estate.  Loan receivables are recorded at stated principal amounts, net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgages and other loans purchased are amortized or accreted over the life of the related loan receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them as an adjustment of the loan’s yield over the term of the related loan. The Company evaluates the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. The Company does not provide for an additional allowance for loan losses based on the grouping of loans as the Company believes the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of the Company’s loans are evaluated individually for impairment purposes.

Cash and Cash Equivalents

Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits approximating $5.6 million and $3.9 million as of December 31, 2011 and 2010, respectively.

Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts.  The Company believes it mitigates risk by investing in or through major financial institutions and primarily in funds that are currently U.S. federal government insured.  Recoverability of investments is dependent upon the performance of the issuers.

Marketable Securities

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance.  These securities are carried at fair market value with unrealized gains and losses reported in stockholders’ equity as a component of Accumulated other comprehensive income ("OCI"). Gains or losses on securities sold are based on the specific identification method.

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

Deferred Leasing and Financing Costs

Costs incurred in obtaining tenant leases and long-term financing, included in deferred charges and prepaid expenses in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related leases or debt agreements, as applicable.  Such capitalized costs include salaries, lease incentives and related costs of personnel directly involved in successful leasing efforts.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, straight-line rent, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.  The Company’s reported net earnings are directly affected by management’s estimate of the collectability of accounts receivable.

Income Taxes

The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Code.

In connection with the RMA, which became effective January 1, 2001, the Company is permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted by entities which elect to be treated as taxable REIT subsidiaries under the Code.  As such, the Company is subject to federal and state income taxes on the income from these activities.  The Company is also subject to local taxes on certain non-U.S. investments.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings/(loss) per share (amounts presented in thousands, except per share data):

	2011	2010	2009
Computation of Basic Earnings/(Loss) Per Share:
Income from continuing operations	$176,753	$137,441	$3,897
Total net gain on transfer or sale of operating properties	108	2,377	3,867
Net income attributable to noncontrolling interests	(13,039)	(18,783)	(10,003)
Discontinued operations attributable to noncontrolling interests	1,134	4,990	313
Preferred stock dividends	(59,363)	(51,346)	(47,288)
Income/(loss) from continuing operations available to the common shareholders	105,593	74,679	(49,214)
Earnings attributable to unvested restricted shares	(608)	(375)	(258)
Income/(loss) from continuing operations attributable to common shareholders	104,985	74,304	(49,472)
Income/(loss) from discontinued operations attributable to the Company	4,095	16,843	(2,016)
Net income/(loss) attributable to the Company’s common shareholders for basic earnings per share	$109,080	$91,147	$(51,488)

Weighted average common shares outstanding	406,530	405,827	350,077

Basic Earnings/(Loss) Per Share Attributable to the Company’s Common Shareholders:
Income/(loss) from continuing operations	$0.26	$0.18	$(0.14)
Income/(loss) from discontinued operations	0.01	0.04	(0.01)
Net income/(loss)	$0.27	$0.22	$(0.15)

Computation of Diluted Earnings/(Loss) Per Share:
Income/(loss) from continuing operations attributable to common shareholders	104,985	74,304	(49,472)
Income/(loss) from discontinued operations attributable to the Company	4,095	16,843	(2,016)
Net income/(loss) attributable to common shareholders for diluted earnings per share	$109,080	$91,147	$(51,488)

Weighted average common shares outstanding – basic	406,530	405,827	350,077
Effect of dilutive securities(a): Equity awards	1,139	374	-
Shares for diluted earnings per common share	407,669	406,201	350,077

Diluted Earnings/(Loss) Per Share Attributable to the Company’s Common Shareholders:
Income/(loss) from continuing operations	$0.26	$0.18	$(0.14)
Income/(loss) from discontinued operations	0.01	0.04	(0.01)
Net income/(loss)	$0.27	$0.22	$(0.15)

(a)    The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income/(loss) from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations.

In addition, there were 13,304,016, 12,085,874 and 15,870,967, stock options that were not dilutive as of December 31, 2011, 2010 and 2009, respectively.

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

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share based payments to employees, be recognized in the statement of operations over the service period based on their fair values. Fair value is determined, depending on the type of award, using either the Black-Scholes option pricing formula or the Monte Carlo method, both of which are intended to estimate the fair value of the awards at the grant date (see Footnote 23 for additional disclosure on the assumptions and methodology).

New Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, ("ASU 2010-20"), which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity's statement of financial position. ASU 2010-20 will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under ASU 2010-20 as of the end of a reporting period were effective for the Company's December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company's March 31, 2011 interim reporting period. The Company has incorporated the required disclosures within this Annual Report on Form 10-K where applicable.

In May 2011, the FASB issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for annual periods beginning after December 15, 201l. The Company does not expect the adoption of this update to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted, but full retrospective application is required. In December 2011, the FASB deferred portions of this update in its issuance of ASU 2011-12 (see discussion below). The adoption of ASU 2011-05 will not have a material impact on the Company’s financial statement presentation.

In November 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU 2011-10”). ASU 2011-10 requires a parent company that ceases to have a controlling financial interest in a subsidiary that is in substance real estate because the subsidiary has defaulted on its nonrecourse debt should use the FASB’s Real Estate guidance to determine whether to derecognize the in substance real estate entities.  ASU 2011-10 is effective for reporting periods beginning on or after June 15, 2012.  The adoption of ASU 2011-10 is not expected to have a material impact on the Company’s financial position or results of operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In December 2011, the FASB released ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s financial statement presentation.

In December 2011, the FASB released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. The amendment requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 are effective for public companies in fiscal years beginning after December 15, 2011.

Reclassifications

The Company made the following reclassifications to the Company’s 2010 Consolidated Statements of Operations to conform to the 2011 presentation: (i) a reclassification of the income from the Company’s investment in the Albertson’s joint venture from Equity in income of joint ventures, net to Equity in income of other real estate investments, net and (ii) a reclassification of equity amounts from Income from other real estate investments to Equity in income from other real estate investments, net.

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

During 2009, volatile economic conditions resulted in declines in the real estate and equity markets. Increases in capitalization rates, discount rates and vacancies as well as deterioration of real estate market fundamentals impacted net operating income and leasing which further contributed to declines in real estate markets in general.  During 2010 and 2011, the U.S. economic and market conditions stabilized and capitalization rates, discount rates and vacancies had improved; however remaining overall declines in market conditions continued to have a negative effect on certain transactional activity as it related to select real estate assets and certain marketable securities.

As a result of the volatility and declining market conditions described above, as well as the Company’s strategy to dispose of certain of its non-retail assets, the Company recognized impairment charges for the years ended December 31, 2011, 2010 and 2009 as follows (in millions):

	2011	2010	2009
Impairment of property carrying values (including amounts within discontinued operations)	$22.8	$8.7	$50.0
Real estate under development	-	11.7	2.1
Investments in other real estate investments	3.3	13.4	49.2
Marketable securities and other investments	1.6	5.3	30.1
Investments in real estate joint ventures	5.1	-	43.7
Total gross impairment charges	32.8	39.1	175.1
Noncontrolling interests	0.7	(0.1)	(1.2)
Income tax benefit	(4.5)	(7.6)	(22.5)
Total net impairment charges	$29.0	$31.4	$151.4

In addition to the impairment charges above, the Company recognized pretax impairment charges during 2011, 2010 and 2009 of approximately $14.1 million, $28.3 million, and $38.7 million, respectively, relating to certain properties held by various unconsolidated joint ventures in which the Company holds noncontrolling interests. These impairment charges are included in Equity in income of joint ventures, net in the Company’s Consolidated Statements of Operations.

The Company will continue to assess the value of its assets on an on-going basis.  Based on these assessments, the Company may determine that one or more of its assets may be impaired due to a decline in value and would therefore write-down its cost basis accordingly (see Footnotes 6, 8, 9, 11, and 12).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.   Real Estate:

The Company’s components of Rental property consist of the following (in thousands):

	December 31,
	2011	2010
Land	$1,847,770	$1,742,425
Undeveloped land	97,275	94,923
Buildings and improvements:
Buildings	4,513,339	4,387,144
Building improvements	1,024,514	972,086
Tenant improvements	715,951	699,242
Fixtures and leasehold improvements	62,874	55,611
Other rental property (1)	335,859	306,322
	8,597,582	8,257,753
Accumulated depreciation and amortization	(1,693,090)	(1,549,380)
Total	$6,904,492	$6,708,373

(1)  At December 31, 2011 and 2010, Other rental property (net of accumulated amortization of approximately $180.7 million and $147.2 million, respectively), consisted of intangible assets including (i) $213,915 and $196,124, respectively, of in-place leases, (ii) $21,444 and $21,704, respectively, of tenant relationships, and (iii) $100,500 and $88,494, respectively, of above-market leases.

In addition, at December 31, 2011 and 2010, the Company had intangible liabilities relating to below-market leases from property acquisitions of approximately $165.0 million and $164.9 million, respectively, net of accumulated amortization of approximately $120.5 million and $101.0 million, respectively. These amounts are included in the caption Other liabilities in the Company’s Consolidated Balance Sheets.  The Company’s amortization expense associated with the above mentioned intangible assets and liabilities for the years ended December 31, 2011, 2010 and 2009 was approximately $16.4 million, $13.6 million and $8.0 million, respectively. The estimated net amortization expense associated with the Company’s intangible assets and liabilities for the next five years are as follows (in millions): 2012, $11.7; 2013, $8.3; 2014, $0.2; 2015, $(2.3) and 2016, $(4.3).

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

Acquisition of Operating Properties –

During the year ended December 31, 2011, the Company acquired 19 operating properties, a land parcel and an outparcel, in separate transactions as follows (in thousands):

				Purchase Price
Property Name		Location	Month Acquired	Cash	Debt Assumed	Total	GLA*
Columbia Crossing		Columbia, MD	Jan-11	$4,100	$-	$4,100	31
Turnpike Plaza		Huntington Station, NY	Feb-11	7,920	-	7,920	53
Center Court		Pikesville, MD	Mar-11	9,955	15,445	25,400	106
Flowery Branch		Flowery Branch, GA	April-11	4,427	9,273	13,700	93
Garden State Pavilions		Cherry Hill, NJ	June-11	18,250	-	18,250	257
Village Crossroads		Phoenix, AZ	July-11	29,240	-	29,240	185
University Town Center	(1)	Pensacola, FL	Aug-11	17,750	-	17,750	101
Gateway Station	(2)	Burleson, TX	Sept-11	6,625	18,832	25,457	280
Park Hill Plaza		Miami, FL	Sept-11	17,251	8,199	25,450	112
Island Gate		Corpus Christi, TX	Oct-11	8,750	-	8,750	60

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

				Purchase Price
Property Name		Location	Month Acquired	Cash	Debt Assumed	Total	GLA*
Village Center West		Highlands Ranch, CO	Oct-11	3,995	6,105	10,100	30
Belleville Road S.C.	(3)	Fairview Heights, IL	Oct-11	1,900	-	1,900	-
Grand Oaks Village		Orlando, FL	Nov-11	19,051	5,949	25,000	86
Market at Southpark		Littleton, CO	Nov-11	30,000	-	30,000	190
Jetton Village Shoppes		Charlotte, NC	Nov-11	5,110	8,250	13,360	81
Brennan Station		Raleigh, NC	Nov-11	20,225	9,125	29,350	136
Woodruff Outparcel	(4)	Woodruff, SC	Nov-11	1,183	-	1,183	119
Westridge Square		Greensboro, NC	Nov-11	26,125	-	26,125	215
Highlands Ranch		Highland Ranch, CO	Nov-11	7,035	20,599	27,634	123
North Valley Plaza		Peoria, AZ	Dec-11	7,260	16,135	23,395	168
College Park S.C.		Tempe, AZ	Dec-11	10,500	-	10,500	62
			Total	$256,652	$117,912	$374,564	2,488

* Gross leasable area ("GLA")

(1)

This property was acquired from a joint venture in which the Company has a 13.4% noncontrolling interest.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recorded a gain of approximately $0.6 million from the fair value adjustment associated with its original 13.4% ownership due to a change in control.

(2)

The Company purchased the leasehold improvements at this property for which it previously owned the land.

(3)

The Company acquired the land at this site for which it previously held a ground lease.

(4)

The Company purchased this out parcel next to an existing property that the Company previously owned.

During the year ended December 31, 2010, the Company acquired, in separate transactions, 10 operating properties, an additional joint venture interest and two land parcels as follows (in thousands):

				Purchase Price
Property Name		Location	Month Acquired	Cash/Net Assets and Liabilities	Debt Assumed	Total	GLA*
Foothills Mall	(1)	Tucson, AZ	Jan-10	$9,063	$77,162	$86,225	515
Kenneth Hahn	(2)	Los Angeles, CA	Mar-10	8,563	-	8,563	165
Wexford	(3)	Pittsburgh, PA	June-10	1,657	12,500	14,157	142
Riverplace S.C.		Jacksonville, FL	Aug-10	35,560	-	35,560	257
Cave Springs S.C. – land parcel	(4)	Lemay, MI	Sept-10	510	-	510	-
Woodruff Shopping Center		Greenville, SC	Nov-10	18,380	-	18,380	116
Haverhill Plaza	(5)	Haverhill, MA	Nov-10	3,307	7,099	10,406	63
Midtown Commons		Knightdale, NC	Dec-10	23,840	-	23,840	137
Chevron Parcel	(4)	Miami, FL	Dec-10	1,700	-	1,700	2
Dunhill - 4 Properties	(6)	Various, LA	Dec-10	9,957	42,007	51,964	328
			Total	$112,537	$138,768	$251,305	1,725

*   Gross leasable area ("GLA")

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The aggregate purchase price of the above 2011 and 2010 property acquisitions have been allocated as follows (in thousands):

	2011	2010
Land	$104,824	$62,475
Buildings	174,129	134,929
Below Market Rents	(16,958)	(8,615)
Above Market Rents	12,345	7,613
In-Place Leases	20,031	15,473
Other Intangibles	-	22
Building Improvements	72,979	36,161
Tenant Improvements	14,110	9,712
Mortgage Fair Value Adjustment	(6,896)	(4,446)
Other Assets	-	2,123
Other Liabilities	-	(1,287)
Noncontrolling Interest	-	(2,855)
	$374,564	$251,305

Additionally, during the years ended December 31, 2011 and 2010, the Company acquired the remaining interest in previously consolidated joint ventures for approximately $0.2 million and $13.2 million, respectively.  The Company continues to consolidate these entities as there was no change in control from these transactions. The purchase of the additional partnership interests resulted in a decrease of approximately $0.2 million and an increase of approximately $8.2 million to the Company’s Paid-in capital, during 2011 and 2010, respectively.

Also during 2011, the Company acquired additional interests in two separate consolidated joint ventures for an aggregate cost of approximately $9.7 million.  The Company continues to consolidate these entities as there was no change in control from these transactions. The purchase of the additional partnership interest resulted in an increase to the Company’s Paid-in capital of approximately $3.8 million.

Ground-Up Development -

The Company is engaged in ground-up development projects which consist of (i) U.S. ground-up development projects which will be held as long-term investments by the Company and (ii) various ground-up development projects located in Latin America for long-term investment.  As of December 31, 2011, the Company had in progress a total of four ground-up development projects, consisting of (i) two located in the U.S., (ii) one located in Peru and (iii) one located in Chile.

During 2011, the Company acquired a land parcel located in Lima, Peru through a newly formed joint venture in which the Company has a 95% controlling ownership interest for a purchase price of 6.8 million Peruvian Sols (approximately USD $2.5 million).  This parcel will be developed into a grocery anchored shopping center.

Kimsouth -

Kimsouth Realty Inc. (“Kimsouth”) is a wholly-owned subsidiary of the Company. Kimsouth holds a 13.4% noncontrolling interest in a joint venture with an investment group which owns a portion of Albertson’s Inc.  During 2011, the joint venture distributed approximately $100.0 million of which the Company received approximately $13.9 million, which was recognized as income from cash received in excess of the Company’s investment, before income tax.  The income was included in Equity in income from other real estate investments, net on the Company’s Consolidated Statements of Operations.

During 2010, the Albertson’s joint venture disposed of 23 operating properties for an aggregate sales price of $126.5 million, resulting in a gain of approximately $91.7 million.  Kimsouth’s share was approximately $12.3 million and is included in Equity in income from other real estate investments, net on the Company’s Consolidated Statements of Operations.  Additionally, during 2010, the Albertson’s joint venture sold 32 operating properties in a sales leaseback transaction for an aggregate sales price of approximately $266.0 million.  The sales leaseback transaction resulted in a deferred gain of approximately $262.4 million which will be recognized over the 20-year lease term.  Kimsouth’s share of this deferred gain is approximately $35.2 million.  In connection with these transactions, Kimsouth received a total distribution of approximately $34.7 million.  As a result of this distribution, the Company recognized additional income of approximately $1.3 million from cash received in excess of the Company’s investment.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Kimco Income Fund II -

During the year ended December 31, 2010, the Company purchased an additional 1.62% partnership interest in Kimco Income Fund II (“KIF II”) from one of its investors for approximately $0.8 million.  As a result of this transaction the Company now holds a 75.28% controlling interest in KIF II and continues to consolidate this entity.  Since there was no change in control from this transaction, the purchase of the additional interest resulted in an adjustment to the Company’s Paid-in capital of approximately $1.0 million.

FNC Realty Corporation –

During July 2010, the Company acquired an additional 3.6% interest in FNC Realty Corporation (“FNC”) for $3.5 million, which increased the Company’s total controlling ownership interest to approximately 56.6%.  During 2011, the Company acquired an additional 12.48% interest in FNC for approximately $12.4 million, which increased the Company’s total controlling ownership interest to approximately 69.08%.  The Company had previously and continues to consolidate FNC. Since there was no change in control from this transaction, the purchase of the additional interest resulted in an increase to the Company’s Paid-in capital of approximately $1.0 million.

During the years ended December 31, 2011, 2010 and 2009, FNC disposed of the following properties and recorded the related income as Income from other real estate investments in the Company’s Consolidated Statements of Operations (amounts in millions):

	2011	2010	2009
Number of Properties	2	4	2
Aggregate Sales Price	$4.5	$6.5	$2.4
Income, before noncontrolling interest and income tax expense, net	$2.6	$0.5	$0.9

5.   Dispositions of Real Estate:

Operating Real Estate –

During 2011, the Company disposed of 27 operating properties, one development property and one outparcel, in separate transactions, for an aggregate sales price of approximately $124.9 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of approximately $17.3 million and aggregate impairment charges of approximately $16.9 million, before an income tax benefit and noncontrolling interest. The Company provided seller financing aggregating approximately $11.9 million on three of these transactions which bear interest at rates ranging from 5.50% to 8.00% per annum and are scheduled to mature in 2012 and 2018.  The Company evaluated these transactions pursuant to the FASB’s real estate sales guidance to determine sale and gain recognition.

Additionally, during 2011 the Company disposed of a portion of an operating property and a land parcel, in separate transactions, for an aggregate sales price of approximately $5.4 million. These transactions resulted in aggregate impairment charges of approximately $1.6 million which is included in Impairment of property carrying values, on the Company’s Consolidated Statements of Operations.

Also, during 2011, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $6.1 million.  As a result of this capital transaction, the Company received approximately $1.4 million of profit participation, before noncontrolling interest of approximately $0.1 million.  This profit participation has been recorded as Income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Operations.

During 2011, the Company transferred an operating property for a sales price of approximately $23.9 million to a newly formed unconsolidated joint venture in which the Company has a noncontrolling interest.  This transaction resulted in a gain of approximately $0.4 million, of which the Company deferred approximately $0.1 million due to its continued involvement.

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

Ground-up Development –

During 2011, the Company transferred a merchant building property for a sales price of approximately $37.6 million to a newly formed unconsolidated joint venture in which the Company has a noncontrolling interest. This transaction resulted in an aggregate gain of approximately $14.2 million, before income tax expense, of which the Company deferred approximately $2.1 million due to its continued involvement.

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

6.   Adjustment of Property Carrying Values and Real Estate Under Development:

Impairments –

During 2011, the Company recognized aggregate impairment charges of approximately $3.9 million, before income tax benefit of approximately $1.1 million, relating to its investment in two operating properties and one land parcel.  The aggregate book value of these properties was approximately $9.2 million. The estimated aggregate fair value of these properties is based upon purchase prices and current purchase price offers aggregating approximately $5.3 million.

During 2010, the Company recognized aggregate impairment charges of approximately $8.7 million, of which approximately $5.2 million is classified as discontinued operations on the Company’s Consolidated Statement of Operations, relating to its investment in seven properties.  Four of these properties were sold during 2010 and one of these properties was classified as held-for-sale as of December 31, 2010.  The estimated individual fair value of these properties was based upon purchase prices and current purchase price offers.

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

7.   Discontinued Operations and Assets Held-for-Sale:

The Company reports as discontinued operations assets held-for-sale as of the end of the current period and assets sold during the period.  All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Operations under the caption Discontinued operations.  This has resulted in certain reclassifications of 2011, 2010 and 2009 financial statement amounts.

The components of Income from discontinued operations for each of the three years in the period ended December 31, 2011, are shown below. These include the results of operations through the date of each respective sale for properties sold during 2011, 2010 and 2009, and the operations for the applicable periods for those assets classified as held-for-sale as of December 31, 2011 (in thousands):

	2011	2010	2009
Discontinued operations:
Revenues from rental property	$10,101	$41,833	$31,523
Rental property expenses	(4,868)	(14,334)	(9,283)
Depreciation and amortization	(3,590)	(14,801)	(6,027)
Interest expense	(347)	(6,370)	(2,110)
Income from other real estate investments	2,001	20,792	1
Other income/(expense), net	169	(472)	(33)
Income from discontinued operating properties, before income taxes	3,466	26,648	14,071
Loss on operating properties held-for-sale/sold, before income taxes	-	(35)	(174)
Impairment of property carrying value, before income taxes	(16,898)	(6,460)	(26,000)
Gain on disposition of operating properties, before income taxes	17,327	1,932	689
Benefit/(provision) for income taxes	1,334	(252)	9,711
Income/(loss) from discontinued operating properties	5,229	21,833	(1,703)
Net income attributable to noncontrolling interests	(1,134)	(4,990)	(313)
Income/(loss) from discontinued operations attributable to the Company	$4,095	$16,843	$(2,016)

During 2011, the Company classified as held-for-sale seven operating properties and one land parcel, comprising approximately 0.2 million square feet of GLA.  The book value of each of these properties aggregated approximately $10.0 million, net of accumulated depreciation of $7.3 million. The Company recognized impairment charges of approximately $1.1 million on the land parcel. The individual book values of the seven operating properties did not exceed each of their estimated fair values less costs to sell; as such no impairments were recognized. The Company’s determination of the fair value of these properties and land parcel, aggregating approximately $19.7 million, was based upon executed contracts of sale with third parties.  The Company completed the sale of five of these operating properties during the year ended December 31, 2011.  The remaining properties held-for-sale aggregating approximately $3.8 million, net of accumulated depreciation of $0.5 million, are included in Other assets on the Company’s Consolidated Balance Sheets.

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

8.   Investment and Advances in Real Estate Joint Ventures:

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases.  The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at December 31, 2011 and 2010 (in millions, except number of properties):

As of December 31, 2011
Venture	Average Ownership Interest	Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.00%	63	10.9	$ 2,781.4	$ 151.9	$ (1.6)
Kimco Income Opportunity Portfolio (“KIR”) (2)	45.00%	59	12.6	1,556.6	151.4	17.3
UBS Programs (2)*	17.90%	42	5.9	1,330.5	61.3	(0.8)
BIG Shopping Centers (2) (5)*	37.60%	23	3.7	557.4	41.2	(2.9)
The Canada Pension Plan Investment Board (“CPP”) (2) (4)	55.00%	6	2.4	430.0	140.6	5.2
Kimco Income Fund (2)	15.20%	12	1.5	281.1	12.1	1.0
SEB Immobilien (2) (8)	15.00%	13	1.8	360.5	2.1	-
Other Institutional Programs (2)	Various	67	4.7	804.4	33.7	5.5
RioCan	50.00%	45	9.3	1,367.0	62.2	19.7
Intown (3)		138	N/A	829.9	90.8	(1.9)
Latin America	Various	130	17.9	1,145.8	318.0	12.5
Other Joint Venture Programs (6) (7)	Various	92	13.7	2,016.5	338.9	10.0
Total		690	84.4	$13,461.1	$1,404.2	$64.0

As of December 31, 2010
Venture	Average Ownership Interest	Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
KimPru and KimPru II (1) (2) (9)	15.00%	65	11.3	$ 2,915.1	$ 145.3	$ (18.4)
KIR (2)	45.00%	59	12.6	1,546.6	156.1	19.8
UBS Programs (2)*	17.90%	43	6.3	1,366.6	68.3	1.2
BIG Shopping Centers (2) (9)*	36.50%	22	3.5	507.2	42.4	(1.2)
CPP (2)	55.00%	5	2.1	378.1	115.1	3.2
Kimco Income Fund (2)	15.20%	12	1.5	281.7	12.4	1.0
SEB Immobilien (2)	15.00%	11	1.5	300.1	3.4	0.8
Other Institutional Programs (2)	Various	68	4.9	838.1	35.1	-
RioCan	50.00%	45	9.3	1,380.7	61.5	18.6
Intown (3)		138	N/A	820.1	99.4	(6.0)
Latin America	Various	130	17.3	1,191.1	344.8	10.4
Other Joint Venture Programs (10)	Various	91	13.1	2,029.3	298.9	5.2
Total		689	83.4	$13,554.7	$1,382.7	$34.6

*   Ownership % is a blended rate

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

(3)    The Company’s share of this investment is subject to fluctuation and is dependent upon property cash flows.

(4)    CPP acquired an unencumbered operating property in Quakertown, PA for a purchase price of approximately $52.0 million, during  2011.

(5)    BIG Shopping Centers acquired an operating property in Selden, NY for a purchase price of approximately $43.5 million including the assumption of approximately $34.1 million in nonrecourse mortgage debt, during 2011.

(6)    During 2011, the Company, in separate transactions, amended three of its preferred equity investment agreements to restructure the investments as pari passu joint ventures in which the Company holds noncontrolling interests.  As a result of these transactions, the Company continues to account for its aggregate net investment in these joint ventures under the equity method of accounting and includes these investments in Investments and advances to real estate joint ventures within the Company’s Consolidated Balance Sheets (see Footnote 9).

(7)    During 2011, a joint venture in which the Company held a noncontrolling interest sold an operating property for a sales price of approximately $37.7 million. The Company received a distribution of $11.2 million and recognized a gain of approximately $2.4 million, before income taxes.  In connection with this transaction, the Company was relieved of its guarantee of $24.5 million relating to the entity’s unsecured credit facility.

(8)    SEB Immobilien acquired two properties from the Company for an aggregate purchase price of approximately $61.5 million and entered into two new non recourse mortgages on these properties aggregating $36.9 million during 2011.

(9)    During 2010 KimPru and KimPru II sold 24 properties to four new joint ventures in which the Company has a noncontrolling ownership interest, including the BIG Shopping Centers joint venture.

(10)   During 2010, the Company, in separate transactions, amended two of its Canadian preferred equity investment agreements to restructure the investments as pari passu joint ventures in which the Company holds noncontrolling interests.  As a result of these transactions, the Company continues to account for its aggregate net investment in these joint ventures under the equity method of accounting and includes these investments in Investments and advances to real estate joint ventures within the Company’s Consolidated Balance Sheets (see Footnote 9).

The table below presents debt balances within the Company’s joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2011 and 2010 (in millions, except average remaining term):

	As of December 31, 2011			As of December 31, 2010
Venture	Mortgages and Notes Payable	Average Interest Rate	Average Remaining Term (months)**	Mortgages and Notes Payable	Average Interest Rate	Average Remaining Term (months)**
KimPru and KimPru II	$1,185.2	5.59%	52.6	$1,388.0	5.56%	59.8
KIR	911.5	5.89%	75.6	954.7	6.54%	53.1
UBS Programs	718.9	5.66%	47.4	733.6	5.70%	54.8
BIG Shopping Centers	444.5	5.52%	57.4	407.2	5.47%	72.5
Canadian Pension Plan	166.3	4.45%	27.0	168.7	4.45%	39.3
Kimco Income Fund	164.7	5.45%	32.7	167.8	5.45%	44.7
SEB Immobilien	243.7	5.34%	61.9	193.5	5.67%	71.4
RioCan	925.0	5.66%	43.3	968.5	5.84%	52.0
Intown	621.8	5.09%	39.6	628.0	5.19%	46.8
Other Institutional Programs	514.4	4.90%	45.4	550.8	5.08%	56.6
Other Joint Venture Programs	1,804.7	5.60%	56.9	1,801.8	5.08%	50.5
Total	$7,700.7			$7,962.6

** Average Remaining term includes extensions

Prudential Investment Program –

During 2011, KimPru recognized an aggregate impairment charge of approximately $53.6 million relating to two properties which defaulted on their respective non-recourse mortgages.  These properties were unable to generate sufficient cash flows to cover the debt service and negotiations with the lenders had not produced a suitable loan modification.  As such, one of these properties was foreclosed on by the third party lender and the other is anticipated to be foreclosed on during 2012.  The Company had previously taken other-than-temporary impairment charges on its investment in KimPru and had allocated these impairment charges to the underlying assets of the KimPru joint ventures including a portion to these operating properties.  As such, the Company’s share of the $53.6 million aggregate impairment charge was approximately $6.0 million, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations. Additionally, during 2011, a third party mortgage lender foreclosed on an operating property for which KimPru had previously taken an impairment charge during 2010.  As a result of the two property foreclosures during 2011, KimPru recognized an aggregate gain on early extinguishment of debt of approximately $29.6 million.  The Company’s share of this gain was approximately $4.4 million, before income taxes, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Additionally, during 2011, KimPru II recognized an impairment charge of approximately $7.3 million related to a property which defaulted on its non-recourse mortgage.  This property was unable to generate sufficient cash flows to cover the debt service due to tenant vacancies.  Negotiations with the lender had not produced a suitable loan modification and as such, the property was foreclosed on by the third party lender.  The Company had previously taken other-than-temporary impairment charges on its investment in KimPru II and had allocated these impairment charges to the underlying assets of the KimPru II joint ventures including a portion to this operating property.  As such, the Company’s share of the $7.3 million impairment charge was approximately $1.0 million, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.

During 2010, KimPru recognized impairment charges of approximately $139.7 million relating to 17 properties that were classified as held-for-sale where the individual net book value of each of the properties exceeded their individual estimated selling price. The Company had previously taken other-than-temporary impairment charges on its investment in KimPru and had allocated these impairment charges to the underlying assets of the KimPru joint ventures including a portion to these operating properties. As a result, the Company’s share of the $139.7 million impairment loss was approximately $11.5 million, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.  All 17 of these properties were sold during 2010.

In addition to the impairment charges above, KimPru recognized impairment charges during 2010 of approximately $22.0 million, based on sales prices for nine properties that were classified as held-for-sale.  The Company’s share of these impairment charges was approximately $3.3 million, excluding an income tax benefit of approximately $1.8 million. The $3.3 million impairment charge is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.  Eight of these properties were sold during 2010.

During 2010, KimPru II sold an operating property, located in Pittsburgh, PA to the Company through the assumption and modification of the mortgage debt encumbering the property.  The property had a net book basis of approximately $32.2 million and non-recourse mortgage debt of approximately $22.7 million which bore interest at 5.54% and was scheduled to mature in 2016.  As a result of this transaction, KimPru II recognized an impairment charge of approximately $10.1 million. The Company had previously taken an other-than-temporary impairment charge on its investment in KimPru II and had allocated this impairment charge to the underlying assets of the KimPru II joint venture including a portion to this operating property. As a result, the Company’s share of the $10.1 million impairment charge is approximately $1.3 million, excluding an income tax benefit of approximately $0.5 million and is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.

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

During 2009, the Company recognized impairment charges of $28.5 million, against the carrying value of its investment in KimPru, reflecting an other-than-temporary decline in the fair value of its investment resulting from a decline in the real estate markets.

In addition to the impairment charges above, KimPru recognized impairment charges during 2009 of approximately $223.1 million, relating to (i) certain properties held by an unconsolidated joint venture within the KimPru joint venture based on estimated sales prices and (ii) a write-down against the carrying value of an unconsolidated joint venture, reflecting an other-than-temporary decline in the fair value of its investment resulting from a decline in the real estate markets.  The Company’s share of these impairment charges was approximately $33.4 million, before income tax benefits of approximately $11.0 million during 2009, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.

During June 2009, the Company recognized an impairment charge of $4.0 million, against the carrying value of KimPru II. This impairment reflects an other-than-temporary decline in the fair value of its investment resulting from a decline in the real estate markets.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In addition to the impairment charges above, during 2009, KimPru II recognized impairment charges relating to two properties aggregating approximately $11.4 million based on estimated sales price.  The Company’s share of these impairment charges were approximately $1.7 million, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.  These operating properties were sold, in separate transactions, during 2009 for an aggregate sales price of approximately $43.5 million, which resulted in no additional gain or loss.

KimPru’s and KimPru II’s estimated fair values relating to the impairment assessments above were based upon sales prices or, where applicable, discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums.  Capitalization rates, discount rates and credit spreads utilized in these models are based upon rates that the Company believed to be within a reasonable range of current market rates for the respective properties.

KIR –

During 2011, KIR recognized an impairment charge of approximately $4.6 million relating to one property which was classified as held-for-sale.  KIR’s determination of the fair value for this property, approximately $14.0 million, was based upon a contract of sale with a third party.  The Company’s share of this impairment was approximately $2.1 million and is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.

During 2010, KIR recognized an impairment charge relating to one operating property and one out-parcel aggregating approximately $6.7 million. The Company’s share of these impairment charges was approximately $3.0 million, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.  During 2010, the operating property was foreclosed on by the third party mortgage lender, at which time KIR recognized a gain on early extinguishment of debt of approximately $5.8 million, the Company’s share of which was $2.6 million, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.

During 2009, KIR recognized an impairment charge relating to one property of approximately $5.0 million.  The Company’s share of this impairment charge was approximately $2.3 million which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations. During 2010 the third party mortgage lender foreclosed on this operating property, at which time KIR recognized a gain on early extinguishment of debt of approximately $4.3 million, the Company’s share of which was $2.0 million, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.

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

UBS Programs (“KUBS”) –

During 2011, KUBS recognized an impairment charge of approximately $9.7 million relating to a property which was classified as held-for-sale.  KUBS’s determination of the fair value for this property, approximately $17.4 million, was based upon a contract of sale with a third party.  The Company’s share of this impairment was approximately $1.9 million and was included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.  This property was sold in 2011.

Additionally, during 2011, KUBS recognized an impairment charge of approximately $5.0 million relating to a property which defaulted on its non-recourse mortgage.  This property was unable to generate sufficient cash flows to cover the debt service and negotiations with the lender have not produced a suitable loan modification.  As such, this property is anticipated to be foreclosed on by the third party lender in 2012.  The Company’s share of this impairment charge was approximately $0.8 million which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.

Other Real Estate Joint Ventures –

During 2011, the Company exited its investment in a redevelopment joint venture property in Harlem, NY.  As a result, the Company recognized an other-than-temporary impairment charge of approximtely $3.1 million representing the Company’s entire investment balance.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Also, during 2011, the Company sold its interest in a Canadian hotel portfolio to its partner, for Canadian Dollars (“CAD”) $2.5 million (approximately USD $2.4 million). As a result, the Company recorded an impairment charge of approximately USD $5.2 million, before income taxes.

Additionally, during 2011, the Company recorded an other-than-temporary impairment of $2.0 million, before income tax benefit, against the carrying value of an investment in which the Company holds a 13.4% noncontrolling ownership interest.  The Company determined the fair value of its investment based on the estimated sales price of the property in the joint venture.

For the years ended December 31, 2010 and 2009, the Company recognized impairment charges of approximately $7.0 million and approximately $12.2 million, respectively, against the carrying value of its investments in various unconsolidated joint ventures. The impairment charges recognized in 2010 resulted from properties, within various unconsolidated joint ventures, being classified as held-for-sale.  The fair values of these properties were based upon executed contracts of sale with third parties. The impairment charges recognized in 2009 reflect an other-than-temporary decline in the fair value of various investments resulting from declines in the real estate market.  Estimated fair values were based upon discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated fair value debt premiums.  Capitalization rates, discount rates and credit spreads utilized in these models were based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

Summarized financial information for the Company’s investment and advances to real estate joint ventures is as follows (in millions):

	December 31,
	2011	2010
Assets:
Real estate, net	$11,479.7	$11,850.4
Other assets	712.3	825.0
	$12,192.0	$12,675.4
Liabilities and Partners’/Members’ Capital:
Notes payable	$150.5	$189.3
Mortgages payable	7,440.8	7,683.5
Construction loans	109.4	89.9
Other liabilities	263.3	390.3
Noncontrolling interests	36.1	36.1
Partners’/Members’ capital	4,191.9	4,286.3
	$12,192.0	$12,675.4

	Year Ended December 31,
	2011	2010	2009
Revenues from rental property	$1,526.6	$1,421.0	$1,446.3
Operating expenses	(520.1)	(493.6)	(508.8)
Interest expense	(453.0)	(436.9)	(441.5)
Depreciation and amortization	(404.0)	(386.9)	(397.7)
Impairments	(44.7)	(3.5)	(41.7)
Other income/(expense), net	20.1	(21.3)	(20.1)
	(1,401.7)	(1,342.2)	(1,409.8)
Income from continuing operations	124.9	78.8	36.5
Discontinued Operations:
Income/(loss) from discontinued operations	17.7	(3.4)	(15.2)
Impairment on dispositions of properties	(49.6)	(200.6)	(202.4)
Gain on dispositions of properties	-	8.8	79.9
Net income/(loss)	$93.0	$(116.4)	$(101.2)

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $24.2 million and $24.7 million at December 31, 2011 and 2010, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.  Generally such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE.  As of December 31, 2011 and 2010, the Company’s carrying value in these investments approximated $1.4 billion.

9.   Other Real Estate Investments:

Preferred Equity Capital –

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. As of December 31, 2011, the Company’s net investment under the Preferred Equity program was approximately $316.0 million relating to 525 properties, including 397 net leased properties.  For the year ended December 31, 2011, the Company earned approximately $35.7 million from its preferred equity investments, including $13.7 million in profit participation earned from 13 capital transactions.  For the year ended December 31, 2010, the Company earned approximately $37.6 million from its preferred equity investments, including $9.7 million in profit participation earned from nine capital transactions. For the year ended December 31, 2009, the Company earned approximately $30.4 million, including $2.5 million of profit participation earned from five capital transactions.

During 2007, the Company invested approximately $81.7 million of preferred equity capital in an entity which was comprised of 403 net leased properties which consist of 30 master leased pools with each pool leased to individual corporate operators.  Each master leased pool is accounted for as a direct financing lease.  These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores.   As of December 31, 2011, the remaining 397 properties were encumbered by third party loans aggregating approximately $376.8 million with interest rates ranging from 5.08% to 10.47% with a weighted-average interest rate of 9.3% and maturities ranging from two to 11 years.

Additionally, during 2011, the Company, in separate transactions, amended three preferred equity agreements to restructure its investments, which hold investments in seven retail properties, into three pari passu joint venture investments in which the Company holds noncontrolling interests.  As a result of the amendments, the Company continues to account for these investments under the equity method of accounting and from the dates of the amendments will include these investments in Investments and advances to real estate joint ventures within the Company’s Consolidated Balance Sheets (see Footnote 8).

During the year ended December 31, 2011, two properties within two of the Company’s preferred equity investments were in default of the their respective mortgages and received foreclosure notices from the respective mortgage lenders.  As such, the Company recognized full impairment charges on both of the investments aggregating approximately $2.2 million.

Included in the capital transactions described above for the year ended December 31, 2010, is the sale of 50% of the Company’s preferred equity investment in a Canadian retail operating property for approximately CAD $31.9 million (approximately USD $31.0 million).  In connection with this sale the Company (i) recognized profit participation of approximately CAD $1.7 million (approximately USD $1.6 million) and (ii) amended its preferred equity agreement to restructure the Company’s remaining investment as a pari passu joint venture investment.  Additionally, during 2010, the Company amended its preferred equity agreement to restructure another Canadian investment that holds investments in 12 retail properties as a pari passu joint venture investment.  As a result of the amendments made to these preferred equity agreements, the Company continues to account for both of these investments under the equity method of accounting and includes these investments in Investments and advances to real estate joint ventures within the Company’s Consolidated Balance Sheets (see Footnote 8).

During the year ended December 31, 2010, the Company recognized an impairment charge of approximately $3.8 million against the carrying value of its preferred equity investment in an operating property located in Tucson, AZ based on its estimated sales price. During 2010, the Company acquired the remaining ownership interest in this operating property for a purchase price of approximately $90.0 million, including the assumption of $81.0 million in non-recourse mortgage debt, which bears interest at a rate of 6.08% and is scheduled to mature in 2016.  During August 2010, this property was fully disposed of.

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

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2011	2010
Assets:
Real estate, net	$1,058.1	$1,406.7
Other assets	760.5	794.7
	$1,818.6	$2,201.4
Liabilities and Partners’/Members’ Capital:
Notes and mortgages payable	$1,338.7	$1,669.5
Other liabilities	39.9	61.2
Partners’/Members’ capital	440.0	470.7
	$1,818.6	$2,201.4

	Year Ended December 31,
	2011	2010	2009
Revenues from rental property	$233.1	$278.4	$311.9
Operating expenses	(57.0)	(73.2)	(96.7)
Interest expense	(89.5)	(104.0)	(112.5)
Depreciation and amortization	(43.6)	(52.3)	(67.7)
Impairment (a)	-	-	(20.0)
Other expense, net	(6.3)	(6.3)	(9.7)
	36.7	42.6	5.3
Gain on disposition of properties	6.2	13.7	1.7
Net income	$42.9	$56.3	$7.0

(a) Represents impairments on two master leased pools due to a decline in fair market values.

The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.  As of December 31, 2011 and 2010, the Company’s invested capital in its preferred equity investments approximated $316.0 million and $387.7 million, respectively.

Other –

During 2010, the Company recognized an other-than-temporary impairment charge of approximately $2.1 million against the carrying value of an investment that owns two operating properties located in Manchester, NH and Nashua, NH.  The Company determined the fair value of its investment based on an estimated sales price of the operating properties.   During 2011, these two properties were sold and as a result of an adjustment to the purchase price, the Company recognized an additional $0.5 million in impairment charges.

Investment in Retail Store Leases -

The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers.  These premises have been sublet to retailers who lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 2011, 2010 and 2009, was approximately $0.8 million, $1.6 million and $0.8 million, respectively. These amounts represent sublease revenues during the years ended December 31, 2011, 2010 and 2009, of approximately $5.1 million, $5.9 million and $5.2 million, respectively, less related expenses of $4.3 million, $4.3 million and $4.4 million, respectively. The Company's future minimum revenues under the terms of all non-cancelable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2012, $4.1 and $2.6; 2013, $3.7 and $2.3; 2014, $2.8 and $1.7; 2015, $1.9 and $1.3; 2016, $1.5 and $1.0, and thereafter, $1.1 and $0.6, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

As of December 31, 2011, 19 of these properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $32.3 million and the remaining 11 properties were encumbered by third-party non-recourse debt of approximately $27.9 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease.

As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease.  Accordingly, this obligation has been offset against the related net rental receivable under the lease.

At December 31, 2011 and 2010, the Company’s net investment in the leveraged lease consisted of the following (in millions):

	2011	2010
Remaining net rentals	$30.8	$37.6
Estimated unguaranteed residual value	30.3	31.7
Non-recourse mortgage debt	(25.1)	(30.1)
Unearned and deferred income	(29.9)	(34.2)
Net investment in leveraged lease	$6.1	$5.0

10.  Variable Interest Entities:

Consolidated Operating Properties –

Included within the Company’s consolidated operating properties at December 31, 2011 are three consolidated entities that are VIEs and for which the Company is the primary beneficiary.   All of these entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the voting rights of the equity investors are not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At December 31, 2011, total assets of these VIEs were approximately $83.6 million and total liabilities were approximately $0.2 million.  The classification of these assets is primarily within real estate and the classification of liabilities are primarily within accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets.

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

Consolidated Ground-Up Development Projects –

Included within the Company’s ground-up development projects at December 31, 2011 are two entities that are VIEs, for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

At December 31, 2011, total assets of these ground-up development VIEs were approximately $87.1 million and total liabilities were approximately $0.1 million. The classification of these assets is primarily within real estate under development and the classification of liabilities are primarily within accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating approximately $33.5 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development –

Also included within the Company’s ground-up development projects at December 31, 2011, are two unconsolidated joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.

The Company’s aggregate investment in these VIEs was approximately $38.3 million as of December 31, 2011, which is included in Real estate under development in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be $58.3 million, which primarily represents the Company’s current investment and estimated future funding commitments of approximately $20.0 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Preferred Equity Investments –

Included in the Company’s preferred equity investments is one unconsolidated investment that is a VIE, for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of the entity along with the entity’s other partner and therefore does not have a controlling financial interest in this VIE.

The Company’s investment in this preferred equity VIE was approximately $3.9 million as of December 31, 2011, which is included in Other real estate investments in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $4.6 million, which primarily represents the Company’s current investment and estimated future funding commitments.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

11.  Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company.  For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2011, see Financial Statement Schedule IV included in this annual report on Form 10-K.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table reconciles mortgage loans and other financing receivables from January 1, 2009 to December 31, 2011 (in thousands):

	2011	2010	2009
Balance at January 1	$108,493	$131,332	$181,992
Additions:
New mortgage loans	14,297	1,411	8,316
Additions under existing mortgage loans	-	3,047	707
Foreign currency translation	-	3,923	6,324
Capitalized loan costs	-	-	60
Amortization of loan discounts	247	247	247

Deductions:
Loan repayments	(15,803)	(24,860)	(43,578)
Loan foreclosures	-	-	(17,312)
Loan impairments	-	(700)	(3,800)
Charge off/foreign currency translation	(863)	(3,101)	-
Collections of principal	(3,345)	(2,726)	(1,024)
Amortization of loan costs	(54)	(80)	(600)
Balance at December 31	$102,972	$108,493	$131,332

As of December 31, 2011, the Company had six loans aggregating approximately $45.0 million which were in default. The Company assessed these loans and determined that the estimated fair value of the underlying collateral exceeded the respective carrying values as of December 31, 2011.

During 2010, the Company recognized an impairment charge of approximately $0.7 million, against the carrying value, including accrued interest of a mortgage receivable that was in default.  This impairment charge reflects a decrease in the estimated fair value of the underlying collateral.  The remaining balance on this mortgage receivable as of December 31, 2010, was approximately $1.4 million.  This impairment charge is reflected in Impairments - Marketable equity securities and other investments on the Company’s Consolidated Statements of Operations.

During 2009, the Company recognized impairment charges of approximately $3.8 million against the carrying value of two mortgage loans.  Approximately $3.5 million of the $3.8 million of impairment charges was related to a mortgage receivable that was in default.  As a result, the Company began foreclosure proceedings on the underlying property during June 2009 and the process was completed in the fourth quarter 2009.  This impairment charge reflects the decrease in the estimated fair values of the real estate collateral.  This impairment charge is reflected in Impairments - Marketable equity securities and other investments on the Company’s Consolidated Statements of Operations.

12.  Marketable Securities:

The amortized cost and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2011 and 2010, are as follows (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Equity securities	$14,253	$16,210	$(1)	$30,462
Held-to-maturity:
Other debt securities	3,078	378	(10)	3,446
Total marketable securities	$17,331	$16,588	$(11)	$33,908

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Equity and debt securities	$182,817	$20,291	$(17)	$203,091
Held-to-maturity:
Other debt securities	20,900	548	(88)	21,360
Total marketable securities	$203,717	$20,839	$(105)	$224,451

During February 2008, the Company acquired an aggregate $190 million Australian denominated (“AUD”) (approximately USD $170.1 million) convertible notes (the “Valad notes”) issued by a subsidiary of Valad Property Group (“Valad”), a publicly traded Australian company listed on the Australian stock exchange that is a diversified, property fund manager, investor, developer and property investment banker with property investments in Australia, Europe and Asia.  The notes were guaranteed by Valad and bore interest at 9.5% payable semi-annually in arrears.  The notes were repayable after five years with an option for Valad to extend up to 18 months, subject to certain interest rate and conversion price resets.  The notes were convertible any time into publicly traded Valad securities at a price of AUD $26.60.  During 2010, the Company acquired an additional $10 million AUD (approximately USD $9.3 million) of convertible notes.  Additionally, during 2010, Valad made a principal payment of AUD $8.0 million (approximately USD $7.9 million).

During 2011, the Company received an additional principal payment of approximately $7.0 million AUD (approximately USD $6.9 million) and the Company sold its remaining Valad notes for a sales price of approximately AUD $165.0 million (approximately USD $169.1 million), plus unpaid accrued interest.  In connection with the anticipation of this sale, the Company entered into a foreign currency forward contract to mitigate the foreign exchange risk resulting from fluctuations in currency exchange rates (see Footnote 18).  The Company recorded an adjustment to the carrying value of the Valad notes, including amounts allocated to the conversion option described below, of approximately USD $0.9 million based upon the agreed sales price. This adjustment is recorded in Other (expense)/income, net on the Company’s Consolidated Statements of Operations.

In accordance with the FASB’s Derivative and Hedging guidance, the Company bifurcated the conversion option within the Valad notes and separately accounted for this option as an embedded derivative.  The original host instrument was classified as an available-for-sale security at fair value and was included in Marketable securities on the Company’s Consolidated Balance Sheets with changes in the fair value recorded through Stockholders’ equity as a component of other comprehensive income.  At December 31, 2010, the Company had an unrealized gain, including foreign currency adjustments, associated with these notes of approximately $6.0 million. The embedded derivative was recorded at fair value and was included in Other assets on the Company’s Consolidated Balance Sheets with changes in fair value recognized in the Company’s Consolidated Statements of Operations.  The value attributed to the embedded convertible option was approximately AUD $10.0 million, (approximately USD $10.2 million).  As a result of the fair value remeasurement of this derivative instrument during 2010 and 2009, there was an AUD $0.2 million (approximately USD $0.2 million) unrealized decrease and an AUD $1.4 million (approximately USD $1.6 million) unrealized increase, respectively, in the fair value of the convertible option.  This unrealized increase/decrease is included in Other (expense)/income, net on the Company’s Consolidated Statements of Operations.

During 2011, 2010, and 2009, the Company recorded impairment charges of approximately $0.6 million, $4.6 million, and $26.1 million, respectively, before income tax benefits of approximately $0.4 million, $0 million, and $0 million, respectively, due to the decline in value of certain marketable securities and other investments that were deemed to be other-than-temporary. These impairments were a result of the deterioration of the equity markets for these securities during their respective years and the uncertainty of their future recoverability. Market value for the equity securities represents the closing price of each security as it appears on their respective stock exchange at the end of the period.

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

During 2011, the Company received approximately $22.7 million in proceeds from the sale/redemption of certain marketable securities. The Company recognized gross realizable gains of approximately $0.8 million, foreign currency gains of approximately $1.6 million and gross realizable losses of approximately $0.3 million from sales/redemptions of marketable securities during 2011.

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

As of December 31, 2011, the contractual maturities of Other debt securities classified as held-to-maturity are as follows: after one year through five years, $0.1 million; and after five years through 10 years, $3.0 million.  Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

13.  Notes Payable:

As of December 31, 2011 and 2010 the Company’s Notes Payable consisted of the following (in millions):

	Balance at 12/31/11	Interest Rate Range (Low)	Interest Rate Range (High)	Maturity Date Range (Low)	Maturity Date Range (High)
Senior Unsecured Notes	$1,164.8	4.70%	6.88%	Nov-2012	Oct-2019
Medium Term Notes	1,161.6	4.30%	5.98%	July-2012	Feb-2018
Canadian Notes Payable	342.6	5.18%	5.99%	Aug-2013	Apr-2018
Credit Facility (a)	238.9	1.35%	1.35%	Oct-2015	Oct-2015
Mexican Term Loan	71.5	8.58%	8.58%	Mar-2013	Mar-2013
Other Notes Payable (b)	4.5	3.80%	3.80%	Sept-2012	Sept-2012
	$2,983.9

	Balance at 12/31/10	Interest Rate Range (Low)	Interest Rate Range (High)	Maturity Date Range (Low)	Maturity Date Range (High)
Senior Unsecured Notes	$1,164.8	4.70%	6.88%	Nov-2012	Oct-2019
Medium Term Notes	1,249.6	4.30%	5.98%	Aug-2011	Feb-2018
Canadian Notes Payable	350.7	5.18%	5.99%	Aug-2013	Apr-2018
Credit Facilities (c)	123.2	1.31%	1.31%	Oct-2011	Oct-2011
Mexican Term Loan	80.9	8.58%	8.58%	Mar-2013	Mar-2013
Other Notes Payable (b)	13.2	3.76%	3.76%	Sept-2012	Sept-2012
	$2,982.4

(a)

Interest rate is equal to LIBOR + 1.05%

(b)

Interest rate is equal to LIBOR + 3.50%

(c)

Interest rate is equal to LIBOR + 0.425%

Senior Unsecured Notes –

During September 2009, the Company entered into a fifth supplemental indenture, under the indenture governing its Medium Term Notes and Senior Notes, which included the financial covenants for future offerings under the indenture that were removed by the fourth supplemental indenture.

In accordance with the terms of the Indenture, as amended, pursuant to which the Company's Senior Unsecured Notes, except for $300.0 million issued during April 2007 under the fourth supplemental indenture, have been issued, the Company is subject to maintaining (a) certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, (b) certain debt service ratios, (c) certain asset to debt ratios and (d) restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

During the years ended December 31, 2011 and 2010, the Company repaid the following Medium Term Notes (in millions):

	2011
Date Issued	Repaid Amount	Interest Rate	Maturity Date
Aug-04	$88.0	4.82%	Aug-11

	2010
Date Issued	Repaid Amount	Interest Rate	Maturity Date
May-03	$46.5	4.62%	May-10
Nov-05	$100.0	5.30%	Feb-11
Oct-06	$25.0	7.30%	Sep-10
Oct-06	$150.0	7.95%	Apr-11

During 2010, the Company issued $300.0 million of unsecured MTNs which bear interest at a rate of 4.30% and are scheduled to mature on February 1, 2018.  Proceeds from these MTNs were used to repay $250.0 million of outstanding MTNs included above. The remaining proceeds were used for general corporate purposes.  In connection with the optional make-whole provisions relating to the prepayment of these notes, the Company incurred early extinguishment of debt charges aggregating approximately $6.5 million.

Canadian Notes Payable –

During April 2010, the Company issued $150.0 million CAD unsecured notes to a group of private investors at a rate of 5.99% scheduled to mature in April 2018.  Proceeds from these notes were used to repay the Company’s CAD $150.0 million 4.45% Series 1 unsecured notes which matured in April 2010.

Credit Facility –

During October 2011, the Company established a new $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension option.  This credit facility, which replaced the Company’s $1.5 billion unsecured U.S. credit facility (which was scheduled to expire in October 2012) and the Company’s CAD $250.0 million credit facility (which was scheduled to expire in March 2012), provides funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at LIBOR plus 1.05% and fluctuates in accordance with changes in the Company’s senior debt ratings and has a facility fee of 0.20% per annum.  As part of this Credit Facility, the Company has a competitive bid option whereby the Company could auction up to $875.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  In addition, as part of the Credit Facility, the Company has a $500.0 million sub-limit which provides the opportunity to borrow in alternative currencies such as Canadian Dollars, Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.  As of December 31, 2011, the Credit Facility had a balance of $238.9 million outstanding and $26.9 million appropriated for letters of credit.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Mexican Term Loan -

During March 2008, the Company obtained a Mexican peso (“MXN”) 1.0 billion term loan, which bears interest at a rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings, and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of a MXN 500.0 million unsecured revolving credit facility, which was terminated by the Company. Remaining proceeds from this term loan were used for funding MXN denominated investments.  As of December 31, 2011, the outstanding balance on this term loan was MXN 1.0 billion (approximately USD $71.5 million).  Pursuant to the terms of the term loan, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.

The weighted-average interest rate for all unsecured notes payable is 5.30% as of December 31, 2011.  The scheduled maturities of all unsecured notes payable as of December 31, 2011, were approximately as follows (in millions): 2012, $219.5; 2013, $542.8; 2014, $295.0; 2015, $588.9; 2016, $300.0 and thereafter, $1,037.7.

14.  Mortgages Payable:

During 2011, the Company assumed approximately $124.8 million of individual non-recourse mortgage debt relating to the acquisition of 12 operating properties, including an increase of approximately $6.9 million associated with fair value debt adjustments and paid off approximately $62.5 million of mortgage debt that encumbered 10 operating properties.

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

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest, which mature at various dates through 2031. Interest rates range from LIBOR (approximately 0.30% as of December 31, 2011) to 9.75% (weighted-average interest rate of 6.12% as of December 31, 2011).  The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $8.1 million, as of December 31, 2011, were approximately as follows (in millions): 2012, $191.7; 2013, $129.1; 2014, $225.0; 2015, $110.7; 2016, $178.5 and thereafter, $242.3.

15.  Construction Loans Payable:

As of December 31, 2011, the Company had three construction loans with total loan commitments aggregating approximately $82.5 million, of which approximately $45.1 million has been funded. These loans are scheduled to mature between 2012 through 2035 and bear interest at rates of LIBOR plus 1.90% (2.20% at December 31, 2011) to 5.72%.  These construction loans are collateralized by the respective projects and associated tenants’ leases.  The scheduled maturities of all construction loans payable as of December 31, 2011, were approximately as follows (in millions): 2012, $12.4; 2013, $0; 2014, $2.0; 2015, $0; 2016, $0 and thereafter, $30.8.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Company owns seven shopping center properties located throughout Puerto Rico.  These properties were acquired through the issuance of approximately $158.6 million of non-convertible units, approximately $45.8 million of convertible units, the assumption of approximately $131.2 million of non-recourse debt and $116.3 million in cash. Noncontrolling interests related to these acquisitions was approximately $233.0 million of units, including premiums of approximately $13.5 million and a fair market value adjustment of approximately $15.1 million (collectively, the "Units"). The Company is restricted from disposing of these assets, other than through a tax free transaction until November 2015.

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

The following units have been redeemed as of December 31, 2011:

Type	Units Redeemed	Par Value Redeemed (in millions)	Redemption Type
Preferred A Units	2,200,000	$2.2	Cash
Class A Preferred Units	2,000	$20.0	Cash
Class B-1 Preferred Units	2,438	$24.4	Cash
Class B-2 Preferred Units	5,576	$55.8	Cash/Charitable Contribution
Class C DownReit Units	61,804	$1.9	Cash

Noncontrolling interest relating to the remaining units was $110.5 million and $110.4 million as of December 31, 2011 and 2010, respectively.

The Company owns two shopping center properties located in Bay Shore, NY and Centereach, NY. Included in Noncontrolling interests was approximately $41.6 million, including a discount of $0.3 million and a fair market value adjustment of $3.8 million, in redeemable units (the "Redeemable Units"), issued by the Company in connection with these transactions. The properties were acquired through the issuance of $24.2 million of Redeemable Units, which are redeemable at the option of the holder; approximately $14.0 million of fixed rate Redeemable Units and the assumption of approximately $23.4 million of non-recourse debt.  The Redeemable Units consist of (i) 13,963 Class A Units, par value $1,000 per unit, which pay the holder a return of 5% per annum of the Class A par value and are redeemable for cash by the holder at any time after April 3, 2011, or callable by the Company any time after April 3, 2016, and (ii) 647,758 Class B Units, valued at an issuance price of $37.24 per unit, which

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

pay the holder a return at a rate equal to the Company’s common stock dividend and are redeemable by the holder at any time after April 3, 2007, for cash or at the option of the Company for Common Stock at a ratio of 1:1, or callable by the Company any time after April 3, 2026.  The Company is restricted from disposing of these assets, other than through a tax free transaction, until April 2016 and April 2026 for the Centereach, NY, and Bay Shore, NY, assets, respectively.

During 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed by the holder in cash at the option of the Company. Noncontrolling interest relating to the units was $40.4 million, as of both December 31, 2011 and 2010.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2011 and December 31, 2010 (in thousands):

	2011	2010
Balance at January 1,	$95,060	$100,304
Unit redemptions	-	(5,208)
Fair market value amortization	14	18
Other	-	(54)
Balance at December 31,	$95,074	$95,060

17.  Fair Value Disclosure of Financial Instruments:

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s estimation based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values, except those listed below, for which fair values are reflected.  The valuation method used to estimate fair value for fixed-rate and variable-rate debt and noncontrolling interests relating to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries of the Company is based on discounted cash flow analyses, with assumptions that include credit spreads, loan amounts and debt maturities.  The fair values for marketable securities are based on published or securities dealers’ estimated market values.  Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.  The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,
	2011		2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Marketable Securities	$33,540	$33,908	$223,991	$224,451
Notes Payable	$2,983,886	$3,136,728	$2,982,421	$3,162,183
Mortgages Payable	$1,085,371	$1,166,116	$1,046,313	$1,120,797
Construction Loans Payable	$45,128	$49,345	$30,253	$32,192
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027)	$2,654	$5,044	$2,697	$5,462

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As a basis for considering market participant assumptions in fair value measurements, the FASB’s Fair Value Measurements and Disclosures guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs that are classified within Level 3 of the hierarchy).

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

The Company had an investment in convertible notes for which it separately accounted for the conversion option as an embedded derivative. The convertible notes and conversion option were measured at fair value using widely accepted valuation techniques including pricing models. These models reflected the contractual terms of the convertible notes, including the term to maturity, and used observable market-based inputs, including interest rate curves, implied volatilities, stock price, dividend yields and foreign exchange rates.  Based on these inputs, the Company had determined that its convertible notes and conversion option valuations were classified within Level 2 of the fair value hierarchy.  These convertible notes were sold during 2011 (see Footnote 12).

The Company uses interest rate swaps to manage its interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  Based on these inputs, the Company has determined that its interest rate swap valuations are classified within Level 2 of the fair value hierarchy.

To comply with the FASB’s Fair Value Measurements and Disclosures guidance, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010 (in thousands):

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$30,462	$30,462	$-	$-
Liabilities:
Interest rate swaps	$222	$-	$222	$-

	Balance at December 31, 2010	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$31,016	$31,016	$-	$-
Convertible notes	$172,075	$-	$172,075	$-
Conversion option	$10,205	$-	$10,205	$-
Liabilities:
Interest rate swaps	$506	$-	$506	$-

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2011 and 2010 are as follows (in thousands):

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Real estate	$5,289	$-	$-	$5,289
Other investments	$9,041	$-	$9,041	$-

	Balance at December 31, 2010	Level 1	Level 2	Level 3
Assets:
Real estate	$16,414	$-	$-	$16,414
Real estate under development	$22,626	$-	$-	$22,626
Other real estate investments	$3,921	$-	$-	$3,921
Mortgage and other financing receivables	$1,405	$-	$-	$1,405

During 2011, the Company recognized impairment charges of approximately $31.2 million relating to adjustments to property carrying values, investments in other real estate investments and investments in real estate joint ventures.

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

Cash Flow Hedges of Interest Rate Risk -

The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps and interest rate caps with major financial institutions. The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the years ended December 31, 2011 and 2010, the Company had no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During 2012, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional (in millions)
Interest Rate Caps	2	$83.5
Interest Rate Swaps	1	$20.7

The fair value of these derivative financial instruments classified as liability derivatives was $0.2 million and $0.5 million as of December 31, 2011 and 2010, respectively.

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

Cash Flow Hedges of Foreign Currency Risk -

During 2011, the Company entered into a foreign currency forward contract to sell AUD $165.0 million and buy USD $169.1 million.  The Company is a USD functional currency entity and had agreed to sell its AUD-denominated Valad notes. Because of the fluctuations in the AUD-USD exchange rate, the Company was exposed to foreign exchange gains and losses, specifically the risk of incurring a lower USD cash equivalent amount of the anticipated AUD proceeds collected in the future. The Company’s objective and strategy was to mitigate this risk and the associated foreign exchange gains and losses, and lock-in the future exchange rate when AUD proceeds were converted to USD. The Company designated the AUD-USD foreign exchange risk as the risk being hedged.

During April 2011, the Company received AUD $170.2 million (approximately USD $174.7 million) from the sale of the Valad notes representing the principal and unpaid interest and settled its foreign currency forward contract.    Upon settling the foreign currency forward contract, the Company recorded a reclass of $10.0 million from Accumulated other comprehensive income to Other (expense)/income, net, which was fully offset by a foreign currency gain on sale of the Valad notes.  As a result there was no net gain or loss recognized.

The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During 2011, the Company had no hedge ineffectiveness.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Voting Rights - The Class H Preferred Stock, Class F Preferred Stock and Class G Preferred Stock rank pari passu as to voting rights, priority for receiving dividends and liquidation preference as set forth below.

As to any matter on which the Class F Preferred Stock may vote, including any actions by written consent, each share of the Class F Preferred Stock shall be entitled to 10 votes, each of which 10 votes may be directed separately by the holder thereof.  With respect to each share of Class F Preferred Stock, the holder thereof may designate up to 10 proxies, with each such proxy having the right to vote a whole number of votes (totaling 10 votes per share of Class F Preferred Stock). As a result, each Class F Depositary Share is entitled to one vote.

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

Common Stock –

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These share repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During the year ended December 31, 2011, the Company repurchased 333,998 shares of the Company’s common stock for approximately $6.0 million, of which $4.9 million was provided to the Company from stock options exercised.

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

Convertible Units –

The Company owns interests in seven shopping center properties located throughout Puerto Rico.  The properties were acquired through the issuance of approximately $158.6 million of non-convertible units, approximately $45.8 million of convertible units, approximately $131.2 million of non-recourse debt and $116.3 million in cash.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The convertible units consist of 2,627 Class B-1 Preferred Units, par value $10,000 per unit and 640,001 Class C DownREIT Units, valued at an issuance price of $30.52 per unit.  Both the Class B-1 Units and the Class C DownREIT Units are redeemable by the holder at any time after November 30, 2010, for cash, or at the Company’s option, shares of the Company’s common stock.  As of December 31, 2011, 2,438 units, or $24.4 million, of the Class B-1 Preferred Units were redeemed and 61,804 units, or $1.9 million, of the Class C DownREIT Units were redeemed under the Loan provision of the Agreement. The Company opted to settle these unit redemptions in cash.

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

When the Adjusted Current Trading Price is greater than $36.62 then the Class C Cash Amount shall be an amount equal to the Adjusted Current Trading Price per Class C DownREIT Unit.  If the Adjusted Current Trading Price is greater than $24.41 but less than $36.62, then the Class C Cash Amount shall be an amount equal to $30.51 per Class C DownREIT Unit, or is less than $24.41, then the Class C Cash Amount shall be an amount per Class C DownREIT Unit equal to the Adjusted Current Trading Price multiplied by 1.25.

The Company owns interests in two shopping center properties, located in Bay Shore, NY and Centereach, NY, valued at an aggregate $61.6 million.  The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $24.2 million of Redeemable Units, which are redeemable at the option of the holder, approximately $14.0 million of fixed rate Redeemable Units and the assumption of approximately $23.4 million of non-recourse mortgage debt. The Company has the option to settle the redemption of the $24.2 million redeemable units with Common Stock, at a ratio of 1:1 or in cash.  As of December 31, 2011, 30,000 units, or $1.1 million par value, of the Redeemable Units were redeemed by the holder.  The Company opted to settle these unit redemptions in cash.

The Company owns an interest in an office property, located in Albany, NY, valued at approximately $39.9 million.  The property was acquired through the issuance of approximately $5.0 million of redeemable units from a consolidated subsidiary, which are redeemable at the option of the holder after one year, and the assumption of approximately $34.9 million of non-recourse mortgage debt.  The Company has the option to settle the redemption with Common Stock, at a ratio of 1:1 or in cash.

The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2011, is approximately $27.1 million.  The Company has the option to settle such redemption in cash or shares of the Company’s common stock.  If the Company exercised its right to settle in Common Stock, the unit holders would receive approximately 1.7 million shares of Common Stock.

20.  Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Acquisition of real estate interests by assumption of mortgage debt	$117,912	$670	$577,604
Disposition of real estate interest by assignment of mortgage debt	$-	$81,000	$-
Issuance of common stock	$4,940	$5,070	$3,415
Surrender of common stock	$(596)	$(840)	$(164)
Disposition of real estate through the issuance of loan receivables	$14,297	$975	$1,366
Investment in real estate joint venture by contribution of properties and assignment of debt	$-	$149,034	$-
Declaration of dividends paid in succeeding period	$92,159	$89,037	$76,707
Consolidation of Joint Ventures:
Increase in real estate and other assets	$-	$174,327	$47,368
Increase in mortgage payable	$-	$144,803	$35,104

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

21.  Transactions with Related Parties:

The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests.  Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers.  Reference is made to Footnotes 4, 5, 8 and 22 for additional information regarding transactions with related parties.

Ripco Real Estate Corp. business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohls and many others, providing real estate brokerage services and principal real estate investing.  Mr. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Mr. Milton Cooper, Executive Chairman of the Board of Directors of the Company.  During 2011, 2010 and 2009, the Company paid brokerage commissions of $0.5 million, $0.7 million and $0.7 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company. The Company believes that the brokerage commissions paid were at or below the customary rates for such leasing services.

Additionally, the Company holds joint venture investments with Ripco.  During 2005, the Company acquired three operating properties and one land parcel, through joint ventures, in which the Company and Ripco each hold 50% noncontrolling interests.  The Company accounts for its investment in these joint ventures under the equity method of accounting.  During 2011, the joint ventures sold one land parcel and one operating property to third parties, in separate transactions, which were encumbered by loans aggregating approximately $14.2 million. As a result of these transactions the loans were fully repaid and the Company was relieved of the corresponding debt guarantees on these two loans.

As of December 31, 2011, one of these joint ventures held a one-year loan for approximately $3.0 million which is scheduled to mature in 2012 and bears interest at rate of LIBOR plus 1.50%.  This loan is jointly and severally guaranteed by the Company and the joint venture partner.

22.  Commitments and Contingencies:

Operations -

The Company and its subsidiaries are primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2095.  The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 97% of total revenues from rental property for each of the three years ended December 31, 2011, 2010 and 2009.

The future minimum revenues from rental property under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions): 2012, $655.8; 2013, $595.5; 2014, $517.0; 2015, $451.2; 2016, $374.7 and thereafter; $1,680.0.

Base rental revenues from rental property are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis for the years ended December 31, 2011, 2010 and 2009 is approximately $9.8 million, $12.0 million and $8.8 million, respectively.

Minimum rental payments under the terms of all non-cancelable operating leases pertaining to the Company’s shopping center portfolio for future years are approximately as follows (in millions): 2012, $12.7; 2013, $12.7; 2014, $12.3; 2015, $11.3; 2016, $10.5 and thereafter, $171.5.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Guarantees –

On a select basis, the Company provides guarantees on interest bearing debt held within real estate joint ventures in which the Company has noncontrolling ownership interests.  The Company is often provided with a back-stop guarantee from its partners.  The Company had the following outstanding guarantees as of December 31, 2011 (amounts in millions):

Name of Joint Venture	Amount of Guarantee	Interest rate				Maturity, with extensions	Terms	Type of debt
InTown Suites Management, Inc.	$ 147.5	LIBOR	plus	0.375%	(1)	2012	25% partner back-stop	Unsecured credit facility
Factoria Mall	$ 51.8	LIBOR	plus	4.00%		2012	Jointly and severally with partner	Mortgage loan
RioCan	$ 4.7	Prime	plus	2.25%		2012	Jointly with 50% partner	Letter of credit facility
Towson	$ 10.0	LIBOR	plus	3.50%		2014	Jointly and severally with partner	Mortgage loan
Hillsborough	$ 3.0	LIBOR	plus	1.50%		2012	Jointly and severally with partner	Promissory note
Victoriaville	$4.6	Prime	plus	0.50%		2012	Jointly and solidarily with partner	Promissory note
Westside	$3.1	Prime	plus	2.00%		2013	Full guarantee	Promissory note
Sequoia	$ 6.0	LIBOR	plus	0.75%		2012	Jointly and severally with partner	Promissory note

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

Letters of Credit -

The Company has issued letters of credit in connection with the completion and repayment guarantees for loans encumbering certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program.  These letters of credit aggregate approximately $33.2 million.

Other -

In connection with the construction of its development projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied.  These bonds expire upon the completion of the improvements and infrastructure.  As of December 31, 2011, there were approximately $22.8 million in performance and surety bonds outstanding.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

23.  Incentive Plans:

The Company maintains two equity participation plans, the Second Amended and Restated 1998 Equity Participation Plan (the “Prior Plan”) and the 2010 Equity Participation Plan (the “2010 Plan”) (collectively, the “Plans”).  The Prior Plan provides for a maximum of 47,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options and restricted stock grants.  The 2010 Plan provides for a maximum of 5,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options, restricted stock, performance awards and other awards, plus the number of shares of common stock which are or become available for issuance under the Prior Plan and which are not thereafter issued under the Prior Plan, subject to certain conditions.  Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plans generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant.  Restricted stock grants generally vest (i) 100% on the fourth or fifth anniversary of the grant, (ii) ratably over three or four years or (iii) over three years at 50% after two years and 50% after the third year.  Performance share awards may provide a right to receive shares of restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors.  In addition, the Plans provide for the granting of certain options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permit such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company accounts for equity awards in accordance with FASB’s Compensation – Stock Compensation guidance which requires that all share based payments to employees, including grants of employee stock options, be recognized in the statement of operations over the service period based on their fair values.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula.  The assumption for expected volatility has a significant effect on the grant date fair value.  Volatility is determined based on the historical equity of common stock for the most recent historical period equal to the expected term of the options plus an implied volatility measure.  The expected term is determined using the simplified method due to the lack of exercise and cancelation history for the current vesting terms. The more significant assumptions underlying the determination of fair values for options granted during 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted average fair value of options granted	$4.39	$3.82	$3.16
Weighted average risk-free interest rates	2.02%	2.40%	2.54%
Weighted average expected option lives (in years)	6.25	6.25	6.25
Weighted average expected volatility	36.82%	37.98%	45.81%
Weighted average expected dividend yield	3.98%	4.21%	5.48%

Information with respect to stock options under the Plan for the years ended December 31, 2011, 2010, and 2009 are as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic value (in millions)
Options outstanding, January 1, 2009	16,263,822	$31.58	$7.6
Exercised	(116,418)	$12.79
Granted	1,746,000	$11.58
Forfeited	(332,483)	$33.57
Options outstanding, December 31, 2009	17,560,921	$29.69	$3.4
Exercised	(616,245)	$13.73
Granted	1,776,175	$15.63
Forfeited	(1,605,062)	$33.68
Options outstanding, December 31, 2010	17,115,789	$28.32	$18.0
Exercised	(444,368)	$14.71
Granted	1,888,017	$18.77
Expired	(655,748)	$16.40
Forfeited	(793,098)	$23.74
Options outstanding, December 31, 2011	17,110,592	$28.14	$8.0
Options exercisable (fully vested)-
December 31, 2009	10,869,336	$28.36	$0.0
December 31, 2010	11,712,900	$29.74	$5.8
December 31, 2011	12,459,598	$30.77	$3.9

The exercise prices for options outstanding as of December 31, 2011, range from $11.54 to $53.14 per share.  The Company estimates forfeitures based on historical data.  The weighted-average remaining contractual life for options outstanding as of December 31, 2011, was approximately 5.4 years. The weighted-average remaining contractual term of options currently exercisable as of December 31, 2011, was approximately 4.4 years.  Options to purchase 5,776,270, 5,874,704 and 2,989,805, shares of the Company’s common stock were available for issuance under the Plan at December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, the Company had 4,650,994 options expected to vest, with a weighted-average exercise price per share of $21.05 and an aggregate intrinsic value of $4.2 million.

Cash received from options exercised under the Plan was approximately $6.5 million, $8.5 million and $1.5 million, for the years ended December 31, 2011, 2010 and 2009, respectively.  The total intrinsic value of options exercised during 2011, 2010 and 2009 was approximately $1.5 million, $2.1 million, and $0.2 million, respectively.

The Company recognized expenses associated with its equity awards of approximately $16.9 million, $14.2 million, and $13.3 million, for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the Company had approximately $23.9 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation (capped at $245,000), is fully vested and funded as of December 31, 2011. The Company’s contributions to the plan were approximately $1.9 million, $2.1 million, and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company recognized severance costs associated with employee terminations during the years ended December 31, 2011, 2010 and 2009 of approximately $1.7 million, $0.4 million and $3.6 million, respectively.

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

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP net income/(loss) to taxable income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011 (Estimated)	2010 (Actual)	2009 (Actual)
GAAP net income/(loss) attributable to the Company	$169,051	$142,868	$(3,942)
Less: GAAP net (income)/loss of taxable REIT subsidiaries	(19,572)	13,920	67,844
GAAP net income from REIT operations (a)	149,479	156,788	63,902
Net book depreciation in excess of tax depreciation	30,441	13,568	25,145
Deferred/prepaid/above and below market rents, net	(18,648)	(19,978)	(21,863)
Book/tax differences from non-qualified stock options	9,296	9,103	11,128
Book/tax differences from investments in real estate joint ventures	56,764	69,581	47,550
Book/tax difference on sale of property	12,315	(39,139)	(18,666)
Book adjustment to property carrying values and marketable equity securities	8,200	19,065	107,468
Taxable currency exchange gains, net	27,629	13,134	4,113
Book/tax differences on capitalized costs	(7,483)	(12,782)	(6,030)
Other book/tax differences, net	(4,684)	(6,064)	1,269
Adjusted REIT taxable income	$263,309	$203,276	$214,016

Certain amounts in the prior periods have been reclassified to conform to the current year presentation, in the table above.

(a)  All adjustments to "GAAP net income/(loss) from REIT operations" are net of amounts attributable to noncontrolling interest and taxable REIT subsidiaries.

Cash Dividends Paid and Dividends Paid Deductions (in thousands):

For the years ended December 31, 2011, 2010 and 2009 cash dividends paid exceeded the dividends paid deduction and amounted to $353,764, $306,964, and $331,024, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Characterization of Distributions:

The following characterizes distributions paid for the years ended December 31, 2011, 2010 and 2009, (in thousands):

	2011		2010		2009
Preferred F Dividends
Ordinary income	$11,638	100%	$11,638	100%	$11,638	100%

Preferred G Dividends
Ordinary income	$35,650	100%	$35,650	100%	$35,650	100%

Preferred H Dividends
Ordinary income	$13,584	100%	$-	-%	$-	-%

Common Dividends
Ordinary income	$208,832	71%	$181,773	70%	$204,291	72%
Return of capital	84,060	29%	77,903	30%	79,445	28%
	$292,892	100%	$259,676	100%	$283,736	100%
Total dividends distributed	$353,764		$306,964		$331,024

Taxable REIT Subsidiaries and Taxable Entities:

The Company is subject to federal, state and local income taxes on income earned from activities in taxable REIT subsidiaries (“TRS”).  TRS activities include Kimco Realty Services ("KRS"), a wholly-owned subsidiary of the Company and its subsidiaries, and the consolidated entities of FNC Corporation (“FNC”), and Blue Ridge Real Estate Company/Big Boulder Corporation.  The Company is also subject to taxes on its activities in Canada, Mexico, Brazil, Chile, and Peru.  Dividends paid to the Company from its subsidiaries and joint ventures in Canada, Mexico and Brazil are generally not subject to withholding taxes under the applicable tax treaty with the United States. Chile and Peru impose a 10% and 4.1% withholding tax, respectively, on dividend distributions.  Brazil levies a 0.38% transaction tax on return of capital distributions.  During 2011, less than $0.1 million of withholding and transaction taxes were withheld from distributions related to foreign activities.

Income taxes have been provided for on the asset and liability method as required by the FASB’s Income Tax guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities.

The Company’s pre-tax book income and provision for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2011, 2010, and 2009, are summarized as follows (in thousands):

	2011	2010	2009
Income/(loss) before income taxes – U.S.	$36,077	$(23,658)	$(104,231)
(Provision)/benefit for income taxes, net:
Federal :
Current	(2,463)	1,482	24,225
Deferred	(10,635)	7,136	11,029
Federal tax (provision)/benefit	(13,098)	8,618	35,254
State and local:
Current	(1,343)	(265)	(1,007)
Deferred	(2,064)	1,385	2,140
State tax (provision)/benefit	(3,407)	1,120	1,133
Total tax (provision)/benefit – U.S.	(16,505)	9,738	36,387
Net income/(loss) from U.S. taxable REIT subsidiaries	$19,572	$(13,920)	$(67,844)

Income before taxes – Non-U.S.	$63,154	$102,426	$106,269
(Provision)/benefit for Non-U.S. income taxes:
Current	$(4,484)	$(13,671)	$(6,380)
Deferred	2,784	430	(95)
Non-U.S. tax provision	$(1,700)	$(13,241)	$(6,475)

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s deferred tax assets and liabilities at December 31, 2011 and 2010, were as follows (in thousands):

	2011	2010
Deferred tax assets:
Tax/GAAP basis differences	$66,177	$80,539
Net operating losses	47,719	43,700
Related party deferred loss	7,577	7,275
Tax credit carryforwards	3,537	5,240
Capital loss carryforwards	364	-
Non-U.S. tax/GAAP basis differences	63,610	35,188
Valuation allowance – U.S.	(33,783)	(33,783)
Valuation allowance – Non-U.S.	(32,737)	(9,813)
Total deferred tax assets	122,464	128,346
Deferred tax liabilities – U.S.	(11,434)	(10,108)
Deferred tax liabilities – Non-U.S.	(16,085)	(15,619)
Net deferred tax assets	$94,945	$102,619

As of December 31, 2011, the Company had net deferred tax assets of approximately $94.9 million comprised of (i) $54.8 million relating to the difference between the basis of accounting for federal and state income tax reporting and GAAP reporting for real estate assets, joint ventures, and other investments, net of $11.4 million of deferred tax liabilities, (ii) $6.3 million and $7.6 million for the tax effect of net operating loss carryovers within KRS and FNC, respectively, net of a valuation allowance within FNC of $33.8 million, (iii) $7.6 million for losses deferred for federal and state income tax purposes for transactions with related parties, (iv) $3.5 million for tax credit carryovers, (v) $0.3 million for capital loss carryovers, and (vi) $14.8 million of  deferred tax assets related to its investments in Canada and Latin America, net of a valuation allowance of $32.7 million and deferred tax liabilities of $16.1 million.  General business tax credit carryovers of $2.2 million within KRS expire during taxable years from 2027 through 2030, and alternative minimum tax credit carryovers of $1.3 million do not expire.

The major differences between GAAP basis of accounting and the basis of accounting used for federal and state income tax reporting consist of impairment charges recorded for GAAP, but not recognized for tax purposes, depreciation and amortization, rental revenue recognized on the straight line method for GAAP, reserves for doubtful accounts, and the period in which certain gains were recognized for tax purposes, but not yet recognized under GAAP.  The Company had foreign net deferred tax assets of $14.8 million, related to its operations in Canada and Latin America, which consists primarily of differences between the GAAP book basis and the basis of accounting applicable to the jurisdictions in which the Company is subject to tax.

Deferred tax assets and deferred tax liabilities are included in the caption Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2011 and 2010.  Operating losses and the valuation allowance are related primarily to the Company’s consolidation of its taxable REIT subsidiaries for accounting and reporting purposes.  For the years ended December 31, 2011 and 2010, KRS incurred approximately $6.3 million and $9.6 million, respectively, of net operating loss carryovers that expire from 2030 through 2031.  At December 31, 2011 and 2010, FNC had approximately $106.2 million and $111.8 million, respectively, of net operating loss carryovers that expire from 2020 through 2025.

The Company maintained a valuation allowance of $33.8 million within FNC to reduce the deferred tax asset of $41.4 million related to net operating loss carryovers to the amount the Company determined is more likely than not realizable.  The Company analyzed projected taxable income and the expected utilization of FNC’s remaining net operating loss carryovers and determined a partial valuation allowance was appropriate.

The Company’s investments in Latin America are made through individual entities which are subject to local taxes. The Company assesses each entity to determine if deferred tax assets are more likely than not realizable. This assessment primarily includes an analysis of cumulative earnings and the determination of future earnings to the extent necessary to fully realize the individual deferred tax asset.  Based on this analysis the Company has determined that a full valuation allowance is required for entities which have a three-year cumulative book loss and for which future earnings are not readily determinable. In addition, the Company has determined that no valuation allowance is needed for entities that have three-years of cumulative book income and future earnings are anticipated to be sufficient to more likely than not realize their deferred tax assets. At December 31, 2011, the Company had total deferred tax assets of $39.0 million relating to its Latin American investments with an aggregate valuation allowance of $32.7 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s deferred tax assets in Canada result principally from depreciation deducted under generally accepted accounting principles that exceed capital cost allowances claimed under Canadian tax rules.  The deferred tax asset will naturally reverse upon disposition as tax basis will be greater than the basis of the assets under generally accepted accounting principles.

As of December 31, 2011, the Company determined that no valuation allowance was needed against a $71.1 million net deferred tax asset within KRS.  The Company based its determination on an analysis of both positive evidence, which included future projected income for KRS and negative evidence, which consisted of a three year cumulative pre-tax book loss for KRS.  The cumulative loss was primarily the result of significant impairment charges taken by KRS during 2009.  The analysis showed that KRS will more likely than not realize its net deferred tax asset of $71.1 million.  If future income projections do not occur as forecasted, or if KRS incurs additional significant impairment losses and does not have sufficient future earnings, the Company will reevaluate the need for a valuation allowance.

The Company believes, when evaluating KRS’s deferred tax assets, special consideration should be given to the unique relationship between the Company as a REIT and KRS as a taxable REIT subsidiary.  This relationship exists primarily to protect the REIT’s qualification under the Code by permitting, within certain limits, the REIT to engage in certain business activities in which the REIT cannot directly participate.  As such, the REIT controls which and when investments are held in, or distributed or sold from, KRS.  This relationship distinguishes a REIT and taxable REIT subsidiary from an enterprise that operates as a single, consolidated corporate taxpayer.  The Company will continue through this structure to operate certain business activities in KRS.  KRS has a strong earnings history exclusive of the impairment charges.  Since 2001, KRS has produced taxable income in each year through 2008.  Over the three year period prior to its first tax loss year (2009), KRS generated approximately $59.4 million of taxable income cumulatively, before net operating loss carryovers.  KRS estimates that it will report net operating loss for its 2011 taxable year from recognizing deductible temporary differences against KRS’s pre-tax GAAP book income.

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

With the Company’s change in its merchant building strategy, future business operations at KRS do not support the previous capital structure.  To that extent, the Company recapitalized and KRS paid down approximately $56.4 million of intercompany loans during 2011.  As of December 31, 2011, KRS’s intercompany payable was approximately $138.6 million.  KRS committed to maintain this reduced leverage at its current level.

To determine future projected income, the Company scheduled KRS’s pre-tax book income and taxable income over a twenty year period taking into account its continuing operations (“Core Earnings”).  Core Earnings consist of estimated net operating income for properties currently in service and generating rental income.  Major lease turnover is not expected in these properties as these properties were generally constructed and leased within the past four years.  To allow the forecast to remain objective and verifiable, no income growth was forecasted for any other aspect of KRS’s continuing business activities including its investment in the Albertson’s joint venture.  The Company also included known future events in its projected income forecast, such as the maturity of certain mortgages and construction loans, reduced levels of intercompany debt, and any future property management income, each of which will increase future book and taxable income.  In addition, the Company can employ additional strategies to realize KRS’s deferred tax assets including transferring its property management business, sale of certain built-in gain assets, and further reducing intercompany debt.

The Company’s projection of KRS’s future taxable income over twenty years, utilizing the assumptions above with respect to Core Earnings, net of related expenses, generates approximately $158.0 million after the reversal of approximately $137.2 million of deductible temporary differences.  Based on this analysis, the Company concluded it is more likely than not that KRS’s net deferred tax asset of $71.1 million will be realized and therefore, no valuation allowance is needed at December 31, 2011.  If future income projections do not occur as forecasted or the Company incurs additional impairment losses in excess of the amount Core Earnings can absorb, the Company will reevaluate the need for a valuation allowance.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Benefit)/provision differ from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes were as follows (in thousands):

	2011	2010	2009
Federal benefit at statutory tax rate (35%)	$12,627	$(8,280)	$(36,481)
State and local taxes, net of federal benefit	1,683	(728)	(6,775)
Other	2,195	(730)	6,869
Total tax provision/(benefit) – U.S.	$16,505	$(9,738)	$(36,387)

Uncertain Tax Positions:

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico.  The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities.  The Company is currently under audit by the Canadian Revenue Agency, Mexican Tax Authority and the U.S. Internal Revenue Service (“IRS”).  In October 2011, the IRS issued a notice of proposed adjustment, which proposes pursuant to Section 482 of the Code, to disallow a capital loss claimed by KRS on the disposition of common shares of Valad Property Ltd., an Australian publicly listed company.  Because the adjustment is being made pursuant to Section 482 of the Code, the IRS may assert a 100 percent “penalty” tax pursuant to Section 857(b)(7) of the Code in lieu of disallowing the capital loss deduction.  The notice of proposed adjustment indicates the IRS’ intention to impose the 100 percent penalty tax on the Company in the amount of approximately $40.9 million and disallowing the capital loss claimed by KRS.  The Company strongly disagrees with the IRS’ position on the application of Section 482 of the Code to the disposition of the shares, the imposition of the 100 percent penalty tax and the simultaneous assertion of the penalty tax and disallowance of the capital loss deduction.  Upon receipt of a notice of proposed assessment the Company will have thirty days to file a written protest and request an IRS Appeals Office conference, which the Company fully intends to file.  The Company intends to vigorously defend its position in this matter and believes it will prevail.

Resolutions of these audits are not expected to have a material effect on the Company’s financial statements.   The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The liability for uncertain tax benefits principally consists of estimated foreign, federal and state income tax liabilities for the years ended December 31, 2011 and 2010.  Also included in the year ended 2010 was accrued interest and penalties of less than $0.1 million.  The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

	2011	2010
Balance, beginning of year	$14,908	$13,090
Increases for tax positions related to current year	1,993	2,638
Decrease for audit settlements	-	(93)
Reductions due to lapsed statute of limitations	-	(727)
Balance, end of year	$16,901	$14,908

25.  Supplemental Financial Information:

The following represents the results of operations, expressed in thousands except per share amounts, for each quarter during the years 2011 and 2010:

	2011 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues from rental property(1)	$219,253	$216,989	$214,489	$222,963

Net income attributable to the Company	$28,963	$38,709	$54,981	$46,398

Net income per common share:
Basic	$0.03	$0.06	$0.10	$0.08
Diluted	$0.03	$0.06	$0.10	$0.08

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2010 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues from rental property(1)	$209,166	$206,062	$205,394	$210,585

Net income attributable to the Company	$50,836	$24,611	$30,333	$37,088

Net income per common share:
Basic	$0.10	$0.03	$0.04	$0.05
Diluted	$0.10	$0.03	$0.04	$0.05

(1)   All periods have been adjusted to reflect the impact of operating properties sold during 2011 and 2010 and properties classified as held-for-sale as of December 31, 2011, which are reflected in the caption Discontinued operations on the accompanying Consolidated Statements of Operations.

Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of approximately $18.1 million and $15.7 million of billed accounts receivable and $0.5 million and $4.9 million for accrued unbilled common area maintenance and real estate recoveries at December 31, 2011 and 2010, respectively.

26.  Pro Forma Financial Information (Unaudited):

As discussed in Notes 5, 6 and 7, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2011.  The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, adjusted to give effect to these transactions at the beginning of 2010.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2010, nor does it purport to represent the results of operations for future periods.  (Amounts presented in millions, except per share figures.)

	Year ended December 31,
	2011	2010
Revenues from rental property	$897.5	$867.7
Net income	$184.0	$145.6
Net income attributable to the Company’s common shareholders	$111.6	$80.5

Net income attributable to the Company’s common shareholders per common share:
Basic	$0.27	$0.20
Diluted	$0.27	$0.20

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2011
Allowance for uncollectable accounts	$15,712	$7,027	$-	$(4,680)	$18,059

Allowance for deferred tax asset	$43,596	$-	$22,924	$-	$66,520

Year Ended December 31, 2010
Allowance for uncollectable accounts	$12,200	$10,043	$-	$(6,531)	$15,712

Allowance for deferred tax asset	$33,783	$-	$9,813	$-	$43,596

Year Ended December 31, 2009
Allowance for uncollectable accounts	$9,000	$4,579	$-	$(1,379)	$12,200

Allowance for deferred tax asset	$33,783	$34,800	$(34,800)	$-	$33,783

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

LONG CREEK S.C.	$ 4,475,000	$ -	$ 8,247,502	$ 5,104,551	$ 7,617,950	$ 12,722,502	$ 819,032	$ 11,903,469	$ 12,398,804	2008
PREF. EQUITY 100 VANDAM	5,125,000	16,143,321	4,065,884	6,468,478	18,865,728	25,334,206	2,308,752	23,025,454		2006
PREF. EQUITY-30 WEST 21ST STREET	6,250,000	21,974,274	20,181,101	6,250,000	42,155,375	48,405,375	1,132,116	47,273,259	20,713,296	2007
KDI-GLENN SQUARE	3,306,779	-	43,758,755	3,306,779	43,758,755	47,065,534	2,303,535	44,761,999			2006
KDI-THE GROVE	18,951,763	6,403,809	28,864,719	16,395,647	37,824,643	54,220,291	2,110,565	52,109,725			2007
KDI-CHANDLER AUTO MALLS	9,318,595	-	(4,309,175)	4,623,497	385,923	5,009,420	1,326	5,008,094			2004
DEV- EL MIRAGE	6,786,441	503,987	130,064	6,786,441	634,051	7,420,492	4,572	7,415,920			2008
TALAVI TOWN CENTER	8,046,677	17,291,542	(24,407)	8,046,677	17,267,135	25,313,812	7,641,568	17,672,244		2007
KIMCO MESA 679, INC. AZ	2,915,000	11,686,291	1,236,161	2,915,000	12,922,452	15,837,452	4,553,823	11,283,629		1998
MESA PAVILLIONS	6,060,018	35,955,005	(453,839)	6,060,018	35,501,166	41,561,184	2,989,032	38,572,152		2009
MESA RIVERVIEW	15,000,000	-	136,011,073	307,992	150,703,080	151,011,073	23,183,795	127,827,277			2005
KDI-ANA MARIANA POWER CENTER	30,043,645	-	7,642,732	30,131,356	7,555,021	37,686,377	53,300	37,633,077			2006
MESA PAVILLIONS - SOUTH	-	148,508	-	-	148,508	148,508	2,501	146,007		2011
METRO SQUARE	4,101,017	16,410,632	532,287	4,101,017	16,942,919	21,043,936	6,398,606	14,645,330		1998
HAYDEN PLAZA NORTH	2,015,726	4,126,509	5,021,425	2,015,726	9,147,934	11,163,660	2,810,230	8,353,431		1998
PHOENIX, COSTCO	5,324,501	21,269,943	1,173,868	4,577,869	23,190,442	27,768,312	5,460,275	22,308,037		1998
PHOENIX	2,450,341	9,802,046	877,136	2,450,341	10,679,182	13,129,523	4,110,013	9,019,510		1997
PINACLE PEAK- N. CANYON RANCH	1,228,000	8,774,694	-	1,228,000	8,774,694	10,002,694	1,269,229	8,733,466	2,209,187	2009
VILLAGE CROSSROADS	5,662,554	24,981,223	-	5,662,554	24,981,223	30,643,777	374,113	30,269,664		2011
NORTH VALLEY	6,861,564	18,200,901	-	6,861,564	18,200,901	25,062,465	54,758	25,007,707	16,746,245	2011
KDI-ASANTE RETAIL CENTER	8,702,635	3,405,683	2,878,367	11,039,472	3,947,213	14,986,684	26,406	14,960,279			2004
DEV-SURPRISE II	4,138,760	94,572	1,035	4,138,760	95,607	4,234,367	708	4,233,659			2008
COLLEGE PARK SHOPPING CENTER	3,276,951	7,741,323	-	3,276,951	7,741,323	11,018,274	-	11,018,274		2011
ALHAMBRA, COSTCO	4,995,639	19,982,557	226,176	4,995,639	20,208,733	25,204,372	7,091,704	18,112,668		1998
ANGEL'S CAMP TOWN CENTER	1,000,000	6,463,129	-	1,000,000	6,463,129	7,463,129	484,362	6,978,767		2009
MADISON PLAZA	5,874,396	23,476,190	359,773	5,874,396	23,835,963	29,710,359	8,348,192	21,362,167		1998
CHULA VISTA, COSTCO	6,460,743	25,863,153	11,689,917	6,460,743	37,553,070	44,013,813	11,028,213	32,985,600		1998
CORONA HILLS, COSTCO	13,360,965	53,373,453	5,647,946	13,360,965	59,021,400	72,382,364	20,202,311	52,180,053		1998
EAST AVENUE MARKET PLACE	1,360,457	3,055,127	258,550	1,360,457	3,313,677	4,674,134	1,851,779	2,822,355	1,802,808	2006
LABAND VILLAGE SC	5,600,000	13,289,347	(21,602)	5,607,237	13,260,509	18,867,746	4,085,536	14,782,210	8,308,272	2008
CUPERTINO VILLAGE	19,886,099	46,534,919	4,483,040	19,886,099	51,017,959	70,904,059	13,960,107	56,943,951	34,434,440	2006
CHICO CROSSROADS	9,975,810	30,534,524	677,665	9,987,652	31,200,347	41,187,999	5,132,958	36,055,041	24,813,584	2008
CORONA HILLS MARKETPLACE	9,727,446	24,778,390	90,749	9,727,446	24,869,140	34,596,586	5,909,028	28,687,558		2007

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

ELK GROVE VILLAGE	1,770,000	7,470,136	679,860	1,770,000	8,149,995	9,919,995	4,078,062	5,841,933	1,904,515	2006	-
WATERMAN PLAZA	784,851	1,762,508	(110,571)	784,851	1,651,937	2,436,788	822,056	1,614,732	1,304,403	2006
RIVER PARK SHOPPING CENTER	4,324,000	18,018,653	-	4,324,000	18,018,653	22,342,653	1,569,502	20,773,151		2009
GOLD COUNTRY CENTER	3,272,212	7,864,878	37,687	3,278,290	7,896,487	11,174,777	1,867,225	9,307,552	6,986,982	2008
LA MIRADA THEATRE CENTER	8,816,741	35,259,965	(7,170,913)	6,888,680	30,017,113	36,905,793	10,234,931	26,670,862		1998
KENNETH HAHN PLAZA	4,114,863	7,660,855	57,985	4,114,863	7,718,840	11,833,703	1,480,498	10,353,205	6,000,000	2010
NOVATO FAIR S.C.	9,259,778	15,599,790	5,949	9,259,778	15,605,738	24,865,516	1,832,608	23,032,908	12,792,075	2009
SOUTH NAPA MARKET PLACE	1,100,000	22,159,086	6,838,973	1,100,000	28,998,059	30,098,059	8,983,787	21,114,272		2006
PLAZA DI NORTHRIDGE	12,900,000	40,574,842	2,806,949	12,900,000	43,381,791	56,281,791	12,028,707	44,253,084		2005
POWAY CITY CENTRE	5,854,585	13,792,470	7,701,699	7,247,814	20,100,941	27,348,754	5,221,728	22,127,026		2005
REDWOOD CITY	2,552,000	6,215,168	-	2,552,000	6,215,168	8,767,168	353,536	8,413,632	5,601,020	2009
TYLER STREET	3,020,883	7,811,339	37,443	3,200,516	7,669,149	10,869,665	2,353,791	8,515,875	6,725,788	2008
THE CENTRE	3,403,724	13,625,899	1,381,417	3,403,724	15,007,316	18,411,040	4,401,446	14,009,594		1999
SANTA ANA, HOME DEPOT	4,592,364	18,345,257	-	4,592,364	18,345,257	22,937,622	6,451,224	16,486,397		1998
SAN/DIEGO CARMEL MOUNTAIN	5,322,600	8,873,991	(58,045)	5,322,600	8,815,946	14,138,546	1,011,606	13,126,940		2009
FULTON MARKET PLACE	2,966,018	6,920,710	927,661	2,966,018	7,848,371	10,814,389	2,219,041	8,595,349		2005
MARIGOLD SC	15,300,000	25,563,978	3,396,464	15,300,000	28,960,442	44,260,442	11,442,904	32,817,538		2005
ELVERTA CROSSING	3,520,333	6,715,076	(1,120,333)	2,400,000	6,715,076	9,115,076	3,108,328	6,006,748		2009
BLACK MOUNTAIN VILLAGE	4,678,015	11,913,344	35,697	4,678,015	11,949,041	16,627,056	3,051,879	13,575,177		2007
TRUCKEE CROSSROADS	2,140,000	8,255,753	476,968	2,140,000	8,732,721	10,872,721	4,702,818	6,169,903	3,463,294	2006
PARK PLACE	7,871,396	7,763,171	(174,508)	7,871,396	7,588,663	15,460,059	2,815,688	12,644,371		2009
WESTLAKE SHOPPING CENTER	16,174,307	64,818,562	93,796,491	16,174,307	158,615,053	174,789,360	25,659,055	149,130,305		2002
VILLAGE ON THE PARK	2,194,463	8,885,987	5,582,852	2,194,463	14,468,839	16,663,302	4,060,433	12,602,869		1998
AURORA QUINCY	1,148,317	4,608,249	988,825	1,148,317	5,597,074	6,745,391	1,788,501	4,956,890		1998
AURORA EAST BANK	1,500,568	6,180,103	720,048	1,500,568	6,900,151	8,400,719	2,537,455	5,863,264		1998
SPRING CREEK COLORADO	1,423,260	5,718,813	2,059,194	1,423,260	7,778,007	9,201,267	2,377,711	6,823,556		1998
DENVER WEST 38TH STREET	161,167	646,983	-	161,167	646,983	808,150	230,847	577,303		1998
ENGLEWOOD PHAR MOR	805,837	3,232,650	249,867	805,837	3,482,517	4,288,354	1,240,253	3,048,101		1998
FORT COLLINS	1,253,497	7,625,278	1,599,608	1,253,497	9,224,886	10,478,382	2,471,445	8,006,937		2000
HIGHLANDS RANCH VILLAGE S.C.	8,135,427	21,579,936	-	8,135,427	21,579,936	29,715,363	64,924	29,650,439	21,421,962	2011
VILLAGE CENTER WEST	2,010,519	8,361,084	-	2,010,519	8,361,084	10,371,603	58,046	10,313,557	6,356,036	2011
HERITAGE WEST	1,526,576	6,124,074	429,741	1,526,576	6,553,815	8,080,391	2,277,731	5,802,660		1998
MARKET AT SOUTHPARK	9,782,769	20,779,522	-	9,782,769	20,779,522	30,562,292	153,341	30,408,951		2011
WEST FARM SHOPPING CENTER	5,805,969	23,348,024	2,328,520	5,805,969	25,676,544	31,482,513	8,340,669	23,141,845		1998
N.HAVEN, HOME DEPOT	7,704,968	30,797,640	880,667	7,704,968	31,678,307	39,383,275	10,921,094	28,462,181		1998
WATERBURY	2,253,078	9,017,012	653,224	2,253,078	9,670,236	11,923,314	4,376,813	7,546,502		1993

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

DOVER	122,741	66,738	3,999,906	3,024,375	1,165,010	4,189,385	26,250	4,163,135		2003
ELSMERE	-	3,185,642	2,087,766	-	5,273,408	5,273,408	3,185,642	2,087,767			1979
ALTAMONTE SPRINGS	770,893	3,083,574	(1,206,596)	538,796	2,109,074	2,647,871	773,730	1,874,141		1995
AUBURNDALE	751,315	-	-	751,315	-	751,315	-	751,315		2009
BOCA RATON	573,875	2,295,501	1,710,546	733,875	3,846,047	4,579,922	1,918,789	2,661,133		1992
BAYSHORE GARDENS, BRADENTON FL	2,901,000	11,738,955	804,762	2,901,000	12,543,717	15,444,717	4,477,307	10,967,410		1998
SHOPPES @ MT. CARMEL	204,432	937,457	79,652	204,432	1,017,110	1,221,542	36,089	1,185,454		2009
CORAL SPRINGS	710,000	2,842,907	3,827,435	710,000	6,670,342	7,380,342	2,466,104	4,914,237		1994
CORAL SPRINGS	1,649,000	6,626,301	442,713	1,649,000	7,069,014	8,718,014	2,583,640	6,134,375		1997
CURLEW CROSSING S.C.	5,315,955	12,529,467	1,709,383	5,315,955	14,238,851	19,554,805	3,005,713	16,549,092		2005
CLEARWATER FL	3,627,946	918,466	(269,494)	2,174,938	2,101,980	4,276,918	184,350	4,092,568		2007
EAST ORLANDO	491,676	1,440,000	2,646,272	1,007,882	3,570,066	4,577,948	2,237,651	2,340,297			1971
FT.LAUDERDALE/CYPRESS CREEK	14,258,760	28,042,390	1,767,227	14,258,760	29,809,617	44,068,377	2,678,625	41,389,751	23,788,801	2009
OAKWOOD BUSINESS CTR-BLDG 1	6,792,500	18,662,565	205,829	6,792,500	18,868,394	25,660,894	1,760,652	23,900,242	9,390,736	2009
REGENCY PLAZA	2,410,000	9,671,160	606,487	2,410,000	10,277,647	12,687,647	3,317,537	9,370,110		1999
SHOPPES AT AMELIA CONCOURSE	7,600,000	-	8,589,118	1,138,216	15,050,902	16,189,118	885,207	15,303,911			2003
AVENUES WALKS	26,984,546	-	49,995,495	33,225,306	43,754,735	76,980,041	-	76,980,041			2005
RIVERPLACE SHOPPING CTR.	7,503,282	31,011,027	315,671	7,503,282	31,326,698	38,829,980	1,973,801	36,856,180		2010
BEACHES & HODGES	1,033,058	-	(390,214)	642,844	-	642,844	-	642,844		2009
KISSIMMEE	1,328,536	5,296,652	(3,892,279)	1,328,536	1,404,373	2,732,909	403,547	2,329,362		1996
LAUDERDALE LAKES	342,420	2,416,645	3,336,571	342,420	5,753,216	6,095,636	4,114,801	1,980,836			1968
MERCHANTS WALK	2,580,816	10,366,090	2,602,974	2,580,816	12,969,064	15,549,880	3,297,944	12,251,937		2001
LARGO	293,686	792,119	1,620,990	293,686	2,413,109	2,706,795	1,921,815	784,979			1968
LEESBURG	-	171,636	193,651	-	365,287	365,287	303,801	61,487			1969
LARGO EAST BAY	2,832,296	11,329,185	2,136,371	2,832,296	13,465,556	16,297,852	7,671,490	8,626,362		1992
LAUDERHILL	1,002,733	2,602,415	12,547,714	1,774,443	14,378,419	16,152,862	8,639,178	7,513,684			1974
THE GROVES	1,676,082	6,533,681	1,083,014	2,606,246	6,686,530	9,292,777	1,796,982	7,495,794		2006
LAKE WALES	601,052	-	-	601,052	-	601,052	-	601,052		2009
MELBOURNE	-	1,754,000	2,681,794	-	4,435,794	4,435,794	2,750,495	1,685,299			1968
GROVE GATE	365,893	1,049,172	1,207,100	365,893	2,256,272	2,622,165	1,847,193	774,972			1968
CHEVRON OUTPARCEL	530,570	1,253,410	-	530,570	1,253,410	1,783,980	62,605	1,721,375		2010
NORTH MIAMI	732,914	4,080,460	10,956,161	732,914	15,036,621	15,769,535	7,565,017	8,204,517	6,282,135	1985
MILLER ROAD	1,138,082	4,552,327	1,952,506	1,138,082	6,504,833	7,642,915	5,347,142	2,295,773		1986
MARGATE	2,948,530	11,754,120	7,856,859	2,948,530	19,610,979	22,559,509	7,130,654	15,428,855		1993
MT. DORA	1,011,000	4,062,890	436,174	1,011,000	4,499,064	5,510,064	1,582,799	3,927,265		1997
KENDALE LAKES PLAZA	18,491,461	28,496,001	(3,085,778)	15,362,227	28,539,457	43,901,684	2,424,710	41,476,973	16,152,477	2009

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

PLANTATION CROSSING	7,524,800	-	10,784,051	7,153,784	11,155,067	18,308,851	885,263	17,423,588			2005
MILTON, FL	1,275,593	-	-	1,275,593	-	1,275,593	-	1,275,593		2007
FLAGLER PARK	26,162,980	80,737,041	1,513,669	26,162,980	82,250,710	108,413,690	12,429,340	95,984,350	25,853,397	2007
PARK HILL PLAZA	10,763,612	19,264,248	128,319	10,891,930	19,264,248	30,156,179	302,987	29,853,192	8,657,739	2011
ORLANDO	923,956	3,646,904	3,145,498	1,172,119	6,544,239	7,716,358	2,521,128	5,195,231		1995
RENAISSANCE CENTER	9,104,379	36,540,873	5,440,571	9,122,758	41,963,065	51,085,823	16,080,560	35,005,262		1998
SAND LAKE	3,092,706	12,370,824	2,119,912	3,092,706	14,490,736	17,583,442	6,240,952	11,342,490		1994
ORLANDO	560,800	2,268,112	3,203,429	580,030	5,452,310	6,032,341	2,001,343	4,030,998		1996
OCALA	1,980,000	7,927,484	8,608,917	1,980,000	16,536,401	18,516,401	5,592,981	12,923,420		1997
MILLENIA PLAZA PHASE II	7,711,000	20,702,992	266,695	7,711,000	20,969,687	28,680,687	3,346,022	25,334,665		2009
GRAND OAKS VILLAGE	7,409,319	19,653,869	-	7,409,319	19,653,869	27,063,188	59,131	27,004,057	6,907,500	2011
GONZALEZ	1,620,203	-	40,689	954,876	706,016	1,660,892	-	1,660,892		2007
UNIVERSITY TOWN CENTER	5,515,265	13,041,400	-	5,515,265	13,041,400	18,556,665	167,718	18,388,947		2011
PALM BEACH GARDENS	2,764,953	11,059,812	131,387	2,764,953	11,191,199	13,956,152	442,393	13,513,760		2009
ST. PETERSBURG	-	917,360	1,266,811	-	2,184,171	2,184,171	1,052,376	1,131,796			1968
TUTTLE BEE SARASOTA	254,961	828,465	1,781,105	254,961	2,609,570	2,864,531	1,995,474	869,057		2008
SOUTH EAST SARASOTA	1,283,400	5,133,544	3,386,562	1,399,525	8,403,980	9,803,506	4,614,312	5,189,193		1989
SANFORD	1,832,732	9,523,261	6,196,391	1,832,732	15,719,651	17,552,384	9,161,602	8,390,781		1989
STUART	2,109,677	8,415,323	1,060,926	2,109,677	9,476,249	11,585,926	4,138,796	7,447,130		1994
SOUTH MIAMI	1,280,440	5,133,825	3,087,209	1,280,440	8,221,034	9,501,474	3,175,462	6,326,012		1995
TAMPA	5,220,445	16,884,228	2,253,668	5,220,445	19,137,896	24,358,341	6,450,960	17,907,381		1997
VILLAGE COMMONS S.C.	2,192,331	8,774,158	1,250,655	2,192,331	10,024,813	12,217,144	3,452,204	8,764,940		1998
MISSION BELL SHOPPING CENTER	5,056,426	11,843,119	8,655,863	5,067,033	20,488,375	25,555,408	4,485,832	21,069,577		2004
WEST PALM BEACH	550,896	2,298,964	1,415,804	550,896	3,714,768	4,265,664	1,391,843	2,873,821		1995
THE SHOPS AT WEST MELBOURNE	2,200,000	8,829,541	5,637,204	2,200,000	14,466,745	16,666,745	4,974,574	11,692,171		1998
CROSS COUNTRY PLAZA	16,510,000	18,264,427	461,151	16,510,000	18,725,578	35,235,578	1,520,706	33,714,873		2009
AUGUSTA	1,482,564	5,928,122	2,439,437	1,482,564	8,367,559	9,850,123	3,241,849	6,608,274		1995
MARKET AT HAYNES BRIDGE	4,880,659	21,549,424	547,112	4,889,863	22,087,332	26,977,195	3,964,611	23,012,584	15,714,702	2008
EMBRY VILLAGE	18,147,054	33,009,514	160,749	18,160,524	33,156,793	51,317,318	5,786,764	45,530,553	30,396,642	2008
VILLAGE SHOPPES-FLOWERY BRANCH	4,444,148	10,510,657	-	4,444,148	10,510,657	14,954,805	297,458	14,657,347	9,475,635	2011
SAVANNAH	2,052,270	8,232,978	1,552,817	2,052,270	9,785,795	11,838,065	4,698,831	7,139,234		1993
SAVANNAH	652,255	2,616,522	4,912,492	652,256	7,529,014	8,181,269	1,555,136	6,626,134		1995
CHATHAM PLAZA	13,390,238	35,115,882	756,667	13,403,262	35,859,525	49,262,787	7,175,896	42,086,891	29,123,312	2008
KIHEI CENTER	3,406,707	7,663,360	611,237	3,406,707	8,274,597	11,681,304	4,613,096	7,068,209		2006
CLIVE	500,525	2,002,101	-	500,525	2,002,101	2,502,626	817,097	1,685,529		1996
KDI-METRO CROSSING	3,013,647	-	31,391,327	1,563,072	32,841,902	34,404,974	1,464,642	32,940,332			2006

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

SOUTHDALE SHOPPING CENTER	1,720,330	6,916,294	3,760,738	1,720,330	10,677,032	12,397,362	2,979,464	9,417,898	1,269,452	1999
DES MOINES	500,525	2,559,019	37,079	500,525	2,596,098	3,096,623	1,035,780	2,060,844		1996
DUBUQUE	-	2,152,476	239,217	-	2,391,693	2,391,693	784,861	1,606,832		1997
WATERLOO	500,525	2,002,101	2,869,100	500,525	4,871,201	5,371,726	2,610,295	2,761,430		1996
NAMPA (HORSHAM) FUTURE DEV.	6,501,240	-	12,402,280	10,729,939	8,173,581	18,903,520	90,726	18,812,794			2005
AURORA, N. LAKE	2,059,908	9,531,721	308,208	2,059,908	9,839,929	11,899,837	3,354,778	8,545,059		1998
BLOOMINGTON	805,521	2,222,353	4,241,061	805,521	6,463,414	7,268,935	3,953,151	3,315,784			1972
BELLEVILLE S.C.	-	5,372,253	1,255,387	1,161,195	5,466,445	6,627,640	1,856,198	4,771,442		1998
BRADLEY	500,422	2,001,687	424,877	500,422	2,426,564	2,926,986	962,687	1,964,299		1996
CALUMET CITY	1,479,217	8,815,760	13,534,735	1,479,216	22,350,496	23,829,712	5,337,064	18,492,648		1997
COUNTRYSIDE	-	4,770,671	(4,531,252)	95,647	143,772	239,419	74,227	165,192		1997
CHICAGO	-	2,687,046	871,802	-	3,558,848	3,558,848	1,254,179	2,304,669		1997
CHAMPAIGN, NEIL ST.	230,519	1,285,460	725,493	230,519	2,010,953	2,241,472	673,915	1,567,557		1998
ELSTON	1,010,374	5,692,212	-	1,010,374	5,692,212	6,702,586	1,946,024	4,756,562		1997
CRYSTAL LAKE, NW HWY	179,964	1,025,811	564,039	180,269	1,589,545	1,769,814	415,856	1,353,958		1998
108 WEST GERMANIA PLACE	2,393,894	7,366,681	360	2,393,894	7,367,041	9,760,935	156,468	9,604,467		2008
168 NORTH MICHIGAN AVENUE	3,373,318	10,119,953	(5,813,893)	3,373,318	4,306,060	7,679,377	221,145	7,458,232		2008
BUTTERFIELD SQUARE	1,601,960	6,637,926	(3,588,725)	1,182,677	3,468,484	4,651,161	1,119,098	3,532,063		1998
DOWNERS PARK PLAZA	2,510,455	10,164,494	1,011,249	2,510,455	11,175,743	13,686,198	3,758,940	9,927,258		1999
DOWNER GROVE	811,778	4,322,956	2,111,290	811,778	6,434,245	7,246,024	2,149,141	5,096,883		1997
ELGIN	842,555	2,108,674	1,545,214	527,168	3,969,274	4,496,443	2,857,584	1,638,858			1972
FOREST PARK	-	2,335,884	-	-	2,335,884	2,335,884	854,233	1,481,651		1997
FAIRVIEW HTS, BELLVILLE RD.	-	11,866,880	1,954,460	-	13,821,340	13,821,340	4,554,494	9,266,846		1998
BELLEVILLE ROAD S.C..-fee	1,900,000	-	-	1,900,000	-	1,900,000	-	1,900,000		2011
GENEVA	500,422	12,917,712	33,551	500,422	12,951,263	13,451,685	4,585,867	8,865,818		1996
LAKE ZURICH PLAZA	1,890,319	2,649,381	63,057	1,890,319	2,712,438	4,602,757	254,187	4,348,571		2005
MATTERSON	950,515	6,292,319	10,598,285	950,514	16,890,605	17,841,119	5,517,121	12,323,998		1997
MT. PROSPECT	1,017,345	6,572,176	4,016,735	1,017,345	10,588,911	11,606,256	3,880,629	7,725,627		1997
MUNDELEIN, S. LAKE	1,127,720	5,826,129	77,350	1,129,634	5,901,565	7,031,199	2,046,832	4,984,367		1998
NORRIDGE	-	2,918,315	-	-	2,918,315	2,918,315	1,061,652	1,856,663		1997
NAPERVILLE	669,483	4,464,998	80,672	669,483	4,545,670	5,215,153	1,618,589	3,596,564		1997
MARKETPLACE OF OAKLAWN	-	678,668	-	-	678,668	678,668	309,826	368,841		1998
ORLAND PARK, S. HARLEM	476,972	2,764,775	(2,694,903)	87,998	458,846	546,844	150,287	396,556		1998
OAK LAWN	1,530,111	8,776,631	465,920	1,530,111	9,242,552	10,772,662	3,329,585	7,443,077		1997
OAKBROOK TERRACE	1,527,188	8,679,108	3,298,212	1,527,188	11,977,320	13,504,508	3,840,892	9,663,615		1997
PEORIA	-	5,081,290	2,403,560	-	7,484,850	7,484,850	3,236,065	4,248,785		1997

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

FREESTATE BOWL	252,723	998,099	-	252,723	998,099	1,250,822	597,340	653,482		2003
ROCKFORD CROSSING	4,575,990	11,654,022	(507,684)	4,583,005	11,139,322	15,722,328	1,532,191	14,190,137	10,506,564	2008
ROUND LAKE BEACH PLAZA	790,129	1,634,148	587,575	790,129	2,221,723	3,011,852	242,526	2,769,326		2005
SKOKIE	-	2,276,360	9,518,382	2,628,440	9,166,303	11,794,742	2,523,920	9,270,822		1997
KRC STREAMWOOD	181,962	1,057,740	216,585	181,962	1,274,324	1,456,287	410,564	1,045,723		1998
WOODGROVE FESTIVAL	5,049,149	20,822,993	3,454,777	4,805,866	24,521,053	29,326,919	8,188,884	21,138,034		1998
WAUKEGAN PLAZA	349,409	883,975	2,276,671	349,409	3,160,646	3,510,055	171,272	3,338,784		2005
PLAZA EAST	1,236,149	4,944,597	3,370,361	1,140,849	8,410,258	9,551,107	3,003,658	6,547,449		1995
GREENWOOD	423,371	1,883,421	3,333,823	584,445	5,056,170	5,640,615	3,058,252	2,582,363			1970
GRIFFITH	-	2,495,820	981,912	1,001,100	2,476,632	3,477,732	912,181	2,565,551		1997
LAFAYETTE	230,402	1,305,943	169,272	230,402	1,475,215	1,705,617	1,382,704	322,913			1971
LAFAYETTE	812,810	3,252,269	4,559,468	2,379,198	6,245,349	8,624,547	2,144,166	6,480,381		1997
KRC MISHAWAKA 895	378,088	1,999,079	4,595,648	378,730	6,594,085	6,972,815	1,789,180	5,183,635		1998
SOUTH BEND, S. HIGH ST.	183,463	1,070,401	196,857	183,463	1,267,258	1,450,721	413,952	1,036,770		1998
OVERLAND PARK	1,183,911	6,335,308	142,374	1,185,906	6,475,686	7,661,593	2,190,994	5,470,599		1998
BELLEVUE	405,217	1,743,573	247,204	405,217	1,990,776	2,395,994	1,827,423	568,571		1976
LEXINGTON	1,675,031	6,848,209	5,456,178	1,551,079	12,428,339	13,979,418	5,646,808	8,332,610		1993
HAMMOND AIR PLAZA	3,813,873	15,260,609	6,928,815	3,813,873	22,189,424	26,003,297	6,643,427	19,359,870		1997
CENTRE AT WESTBANK	9,554,230	24,401,082	767,392	9,564,644	25,158,060	34,722,704	4,312,682	30,410,021	19,281,538	2008
LAFAYETTE	2,115,000	8,508,218	10,089,972	3,678,274	17,034,915	20,713,190	5,875,930	14,837,260		1997
PRIEN LAKE	6,426,167	15,181,072	(109,020)	6,341,896	15,156,323	21,498,219	1,185,376	20,312,844	15,627,036	2010
AMBASSADOR PLAZA	1,803,672	4,260,966	(6,701)	1,796,972	4,260,966	6,057,938	330,900	5,727,038	4,587,549	2010
BAYOU WALK	4,586,895	10,836,007	76,108	4,586,326	10,912,684	15,499,010	1,160,470	14,338,540	12,802,884	2010
EAST SIDE PLAZA	3,295,799	7,785,942	128,275	3,295,635	7,914,381	11,210,016	600,060	10,609,955	8,889,411	2010
GREAT BARRINGTON	642,170	2,547,830	7,263,577	751,124	9,702,453	10,453,577	3,615,574	6,838,004		1994
HAVERHILL PLAZA	3,281,768	7,752,796	-	3,281,768	7,752,796	11,034,565	648,383	10,386,182		2010
SHREWSBURY SHOPPING CENTER	1,284,168	5,284,853	5,000,687	1,284,168	10,285,540	11,569,708	2,749,384	8,820,323		2000
WILDE LAKE	1,468,038	5,869,862	531,802	1,468,038	6,401,663	7,869,701	1,539,705	6,329,995		2002
LYNX LANE	1,019,035	4,091,894	76,423	1,019,035	4,168,317	5,187,352	1,077,280	4,110,073		2002
CLINTON BANK BUILDING	82,967	362,371	-	82,967	362,371	445,338	231,506	213,832		2003
CLINTON BOWL	39,779	130,716	4,247	38,779	135,963	174,742	71,447	103,296		2003
TJMAXX	1,279,200	2,870,800	-	1,279,200	2,870,800	4,150,000	58,238	4,091,762		2011
VILLAGES AT URBANA	3,190,074	6,067	10,496,574	4,828,774	8,863,942	13,692,715	619,319	13,073,397		2003
GAITHERSBURG	244,890	6,787,534	230,545	244,890	7,018,079	7,262,969	2,183,015	5,079,954		1999
HAGERSTOWN	541,389	2,165,555	3,388,641	541,389	5,554,196	6,095,585	3,145,187	2,950,398			1973
SHAWAN PLAZA	4,466,000	20,222,367	(857,895)	4,466,000	19,364,472	23,830,472	6,857,088	16,973,384	9,307,295	2008

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

LAUREL	349,562	1,398,250	1,053,024	349,562	2,451,274	2,800,836	1,233,075	1,567,761		1995
LAUREL	274,580	1,100,968	283,421	274,580	1,384,389	1,658,969	1,384,389	274,580			1972
SOUTHWEST MIXED USE PROPERTY	403,034	1,325,126	306,510	361,035	1,673,635	2,034,670	812,783	1,221,887		2003
OWINGS MILLS PLAZA	303,911	1,370,221	(160,247)	303,911	1,209,973	1,513,885	62,582	1,451,303		2005
PERRY HALL	3,339,309	12,377,339	792,309	3,339,309	13,169,648	16,508,957	4,754,896	11,754,061		2003
CENTRE COURT-RETAIL/BANK	1,035,359	7,785,830	-	1,035,359	7,785,830	8,821,189	227,636	8,593,553	2,918,360	2011
CENTRE COURT-GIANT	3,854,099	12,769,628	-	3,854,099	12,769,628	16,623,727	292,227	16,331,500	7,907,472	2011
CENTRE COURT-OLD COURT/COURTYD	2,279,177	5,284,577	-	2,279,177	5,284,577	7,563,754	186,899	7,376,855	5,525,980	2011
TIMONIUM SHOPPING CENTER	6,000,000	24,282,998	16,205,866	7,331,195	39,157,669	46,488,864	15,307,893	31,180,970		2003
WALDORF BOWL	225,099	739,362	84,327	235,099	813,688	1,048,787	385,786	663,001		2003
WALDORF FIRESTONE	57,127	221,621	-	57,127	221,621	278,749	107,684	171,065		2003
BANGOR, ME	403,833	1,622,331	93,752	403,833	1,716,083	2,119,916	439,545	1,680,371		2001
MALLSIDE PLAZA	6,930,996	18,148,727	(245,736)	6,939,589	17,894,397	24,833,987	4,477,314	20,356,672	14,888,151	2008
CLAWSON	1,624,771	6,578,142	8,584,479	1,624,771	15,162,621	16,787,392	4,803,475	11,983,917		1993
WHITE LAKE	2,300,050	9,249,607	1,976,664	2,300,050	11,226,271	13,526,321	4,445,839	9,080,482		1996
CANTON TWP PLAZA	163,740	926,150	5,249,730	163,740	6,175,879	6,339,620	544,206	5,795,414		2005
CLINTON TWP PLAZA	175,515	714,279	1,147,275	59,450	1,977,619	2,037,068	400,822	1,636,246		2005
FARMINGTON	1,098,426	4,525,723	2,563,624	1,098,426	7,089,347	8,187,773	3,197,998	4,989,775		1993
LIVONIA	178,785	925,818	1,160,112	178,785	2,085,930	2,264,715	1,187,769	1,076,945			1968
MUSKEGON	391,500	958,500	884,339	391,500	1,842,839	2,234,339	1,612,141	622,198		1985
OKEMOS PLAZA	166,706	591,193	1,853,616	166,706	2,444,809	2,611,515	114,384	2,497,131	36,377	2005
TAYLOR	1,451,397	5,806,263	275,289	1,451,397	6,081,552	7,532,949	2,817,048	4,715,901		1993
WALKER	3,682,478	14,730,060	2,108,718	3,682,478	16,838,778	20,521,256	7,509,493	13,011,763		1993
EDEN PRAIRIE PLAZA	882,596	911,373	570,450	882,596	1,481,823	2,364,419	149,129	2,215,290		2005
FOUNTAINS AT ARBOR LAKES	28,585,296	66,699,024	8,636,568	28,585,296	75,335,591	103,920,887	11,728,665	92,192,222		2006
ROSEVILLE PLAZA	132,842	957,340	4,739,103	132,842	5,696,443	5,829,285	545,272	5,284,013		2005
ST. PAUL PLAZA	699,916	623,966	318,525	699,916	942,491	1,642,407	73,686	1,568,721		2005
CREVE COEUR, WOODCREST/OLIVE	1,044,598	5,475,623	615,905	960,814	6,175,312	7,136,126	2,133,499	5,002,627		1998
CRYSTAL CITY, MI	-	234,378	-	-	234,378	234,378	79,346	155,032		1997
INDEPENDENCE, NOLAND DR.	1,728,367	8,951,101	193,000	1,731,300	9,141,168	10,872,468	3,138,087	7,734,382		1998
NORTH POINT SHOPPING CENTER	1,935,380	7,800,746	584,102	1,935,380	8,384,848	10,320,228	2,740,330	7,579,898		1998
KIRKWOOD	-	9,704,005	11,783,330	-	21,487,335	21,487,335	10,277,288	11,210,047		1998
KANSAS CITY	574,777	2,971,191	274,976	574,777	3,246,167	3,820,944	1,176,149	2,644,794		1997
LEMAY	125,879	503,510	3,828,858	451,155	4,007,092	4,458,247	1,177,288	3,280,959			1974
GRAVOIS	1,032,416	4,455,514	10,964,529	1,032,413	15,420,046	16,452,459	7,605,177	8,847,282		2008
ST. CHARLES-UNDERDEVELOPED LAND, MO	431,960	-	758,854	431,960	758,855	1,190,814	210,110	980,705		1998

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

SPRINGFIELD	2,745,595	10,985,778	6,694,808	2,904,022	17,522,159	20,426,181	6,772,479	13,653,703		1994
KMART PARCEL	905,674	3,666,386	4,933,942	905,674	8,600,328	9,506,001	2,037,412	7,468,590	1,680,142	2002
KRC ST. CHARLES	-	550,204	-	-	550,204	550,204	183,401	366,802		1998
ST. LOUIS, CHRISTY BLVD.	809,087	4,430,514	3,160,390	809,087	7,590,904	8,399,991	2,192,907	6,207,084		1998
OVERLAND	-	4,928,677	1,136,797	-	6,065,474	6,065,474	2,145,195	3,920,279		1997
ST. LOUIS	-	5,756,736	849,684	-	6,606,420	6,606,420	2,467,474	4,138,946		1997
ST. LOUIS	-	2,766,644	143,298	-	2,909,942	2,909,942	2,909,942	-		1997
ST. PETERS	1,182,194	7,423,459	7,227,838	1,563,694	14,269,797	15,833,491	8,974,962	6,858,529		1997
SPRINGFIELD,GLENSTONE AVE.	-	608,793	2,189,376	-	2,798,169	2,798,169	731,790	2,066,379		1998
KDI-TURTLE CREEK	11,535,281	-	32,815,082	10,150,881	34,199,482	44,350,363	4,466,225	39,884,138			2004
CHARLOTTE	919,251	3,570,981	1,481,774	919,251	5,052,754	5,972,006	1,945,897	4,026,108		2008
TYVOLA RD.	-	4,736,345	5,081,319	-	9,817,664	9,817,664	7,019,552	2,798,112		1986
CROSSROADS PLAZA	767,864	3,098,881	34,566	767,864	3,133,447	3,901,310	949,571	2,951,740		2000
KIMCO CARY 696, INC.	2,180,000	8,756,865	542,573	2,256,799	9,222,640	11,479,438	3,165,275	8,314,164		1998
JETTON VILLAGE SHOPPES	3,875,224	10,292,231	-	3,875,224	10,292,231	14,167,455	30,926	14,136,529	8,547,409	2011
DURHAM	1,882,800	7,551,576	2,124,357	1,882,800	9,675,933	11,558,733	3,718,660	7,840,073		1996
WESTRIDGE SQUARE S.C.	7,456,381	19,778,703	-	7,456,381	19,778,703	27,235,084	59,506	27,175,578		2011
HILLSBOROUGH CROSSING	519,395	-	-	519,395	-	519,395	-	519,395		2003
PARK PLACE	5,461,478	16,163,494	129,583	5,469,809	16,284,746	21,754,555	2,722,363	19,032,192	13,516,871	2008
MOORESVILLE CROSSING	12,013,727	30,604,173	(93,195)	11,625,801	30,898,904	42,524,705	4,790,027	37,734,678		2007
RALEIGH	5,208,885	20,885,792	11,964,726	5,208,885	32,850,518	38,059,403	13,239,674	24,819,729		1993
WAKEFIELD COMMONS II	6,506,450	-	(2,728,390)	2,357,636	1,420,424	3,778,060	250,592	3,527,468			2001
WAKEFIELD CROSSINGS	3,413,932	-	(3,017,960)	336,236	59,737	395,973	322	395,650			2001
EDGEWATER PLACE	3,150,000	-	10,107,777	3,062,768	10,195,009	13,257,777	1,355,520	11,902,257			2003
BRENNAN STATION	7,749,751	20,556,891	-	7,749,751	20,556,891	28,306,642	61,847	28,244,795	9,632,088	2011
BRENNAN STATION OUTPARCEL	627,906	1,665,576	-	627,906	1,665,576	2,293,482	5,011	2,288,471		2011
WINSTON-SALEM	540,667	719,655	6,011,320	540,667	6,730,975	7,271,642	2,950,161	4,321,480	4,880,734		1969
SORENSON PARK PLAZA	5,104,294	-	31,649,605	4,111,177	32,642,722	36,753,899	1,999,099	34,754,801			2005
LORDEN PLAZA	8,872,529	22,548,382	44,737	8,883,003	22,582,645	31,465,648	3,134,467	28,331,181	24,442,297	2008
ROCKINGHAM	2,660,915	10,643,660	12,100,829	3,148,715	22,256,689	25,405,404	8,474,593	16,930,811	17,947,573	2008
BRIDGEWATER NJ	1,982,481	(3,666,959)	11,632,601	1,982,481	7,965,643	9,948,123	4,028,803	5,919,320			1998
BAYONNE BROADWAY	1,434,737	3,347,719	2,825,469	1,434,737	6,173,188	7,607,924	1,280,241	6,327,683		2004
BRICKTOWN PLAZA	344,884	1,008,941	(307,857)	344,884	701,084	1,045,968	35,054	1,010,914		2005
BRIDGEWATER PLAZA	350,705	1,361,524	6,068,929	350,705	7,430,453	7,781,158	141,557	7,639,601		2005
CHERRY HILL	2,417,583	6,364,094	1,581,275	2,417,583	7,945,370	10,362,952	5,915,603	4,447,350			1985
MARLTON PIKE	-	4,318,534	19,266	-	4,337,800	4,337,800	1,702,635	2,635,165		1996

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

CINNAMINSON	652,123	2,608,491	2,957,213	652,123	5,565,704	6,217,827	2,467,786	3,750,041		1996
GARDEN STATE PAVILIONS	7,530,709	10,801,949	-	7,530,709	10,801,949	18,332,658	516,476	17,816,182		2011
EASTWINDOR VILLAGE	9,335,011	23,777,978	-	9,335,011	23,777,978	33,112,989	2,507,882	30,605,106	18,369,861	2008
HILLSBOROUGH	11,886,809	-	(6,880,755)	5,006,054	-	5,006,054	-	5,006,054			2001
HOLMDEL TOWNE CENTER	10,824,624	43,301,494	4,618,906	10,824,624	47,920,400	58,745,023	11,188,451	47,556,573	26,462,392	2002
HOLMDEL COMMONS	16,537,556	38,759,952	3,241,839	16,537,556	42,001,791	58,539,347	10,542,560	47,996,787	19,281,319	2004
HOWELL PLAZA	311,384	1,143,159	4,694,515	311,384	5,837,674	6,149,058	407,776	5,741,281		2005
STRAUSS DISCOUNT AUTO	1,225,294	91,203	1,552,740	1,228,794	1,640,443	2,869,237	384,568	2,484,669		2002
MAPLE SHADE	-	9,957,611	0	-	9,957,611	9,957,611	448,081	9,509,530		2009
NORTH BRUNSWICK	3,204,978	12,819,912	21,173,722	3,204,978	33,993,634	37,198,612	11,942,818	25,255,794	27,308,016	1994
PISCATAWAY TOWN CENTER	3,851,839	15,410,851	612,255	3,851,839	16,023,106	19,874,945	5,624,143	14,250,803	10,921,249	1998
RIDGEWOOD	450,000	2,106,566	1,015,675	450,000	3,122,241	3,572,241	1,248,162	2,324,079		1993
SEA GIRT PLAZA	457,039	1,308,010	1,460,149	457,039	2,768,159	3,225,198	156,459	3,068,739		2005
UNION CRESCENT	7,895,483	3,010,640	25,415,422	8,696,579	27,624,967	36,321,545	4,446,719	31,874,827		2007
WESTMONT	601,655	2,404,604	10,653,354	601,655	13,057,958	13,659,613	4,378,403	9,281,210		1994
WILLOWBROOK PLAZA	15,320,436	40,996,874	(969,688)	15,320,436	40,027,186	55,347,622	4,844,265	50,503,357		2009
SYCAMORE PLAZA	1,404,443	5,613,270	283,450	1,404,443	5,896,720	7,301,163	2,141,482	5,159,681		1998
PLAZA PASEO DEL-NORTE	4,653,197	18,633,584	1,174,395	4,653,197	19,807,979	24,461,176	6,902,744	17,558,432		1998
JUAN TABO, ALBUQUERQUE	1,141,200	4,566,817	231,015	1,141,200	4,797,832	5,939,032	1,668,811	4,270,221		1998
DEV-WARM SPRINGS PROMENADE	7,226,363	19,109,946	2,503,166	7,226,363	21,613,111	28,839,474	3,849,575	24,989,899		2009
COMP USA CENTER	2,581,908	5,798,092	(363,745)	2,581,908	5,434,347	8,016,255	2,704,302	5,311,953	2,917,449	2006
DEL MONTE PLAZA	2,489,429	5,590,415	309,754	2,210,000	6,179,598	8,389,599	1,386,429	7,003,169	3,847,268	2006
D'ANDREA MARKETPLACE	11,556,067	29,435,364	-	11,556,067	29,435,364	40,991,432	3,549,834	37,441,598	14,894,170	2007
KEY BANK BUILDING	1,500,000	40,486,755	-	1,500,000	40,486,755	41,986,755	9,799,874	32,186,881	18,292,829	2006
BRIDGEHAMPTON	1,811,752	3,107,232	24,850,863	1,858,188	27,911,658	29,769,847	14,855,858	14,913,988	34,039,295		1972
GENOVESE DRUG STORE	564,097	2,268,768	-	564,097	2,268,768	2,832,865	509,948	2,322,917		2003
KINGS HIGHWAY	2,743,820	6,811,268	1,338,513	2,743,820	8,149,781	10,893,601	2,243,694	8,649,907		2004
HOMEPORT-RALPH AVENUE	4,414,466	11,339,857	3,136,639	4,414,467	14,476,497	18,890,963	2,965,966	15,924,997		2004
BELLMORE	1,272,269	3,183,547	381,803	1,272,269	3,565,350	4,837,619	877,702	3,959,917	260,095	2004
MARKET AT BAY SHORE	12,359,621	30,707,802	1,257,369	12,359,621	31,965,172	44,324,792	7,951,844	36,372,948		2006
5959 BROADWAY	6,035,726	-	1,187,808	7,205,334	18,200	7,223,534	3,438	7,220,096	4,667,728	2008
KING KULLEN PLAZA	5,968,082	23,243,404	1,628,099	5,980,130	24,859,455	30,839,585	8,987,543	21,852,042		1998
KDI-CENTRAL ISLIP TOWN CENTER	13,733,950	1,266,050	929,178	5,088,852	10,840,326	15,929,178	1,169,951	14,759,226	9,522,612		2004
PATHMARK SC	6,714,664	17,359,161	526,939	6,714,664	17,886,100	24,600,764	3,414,976	21,185,788	6,623,942	2006
BIRCHWOOD PLAZA COMMACK	3,630,000	4,774,791	292,333	3,630,000	5,067,124	8,697,124	1,174,953	7,522,172		2007
ELMONT	3,011,658	7,606,066	2,204,704	3,011,658	9,810,769	12,822,428	2,335,451	10,486,976		2004

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

FRANKLIN SQUARE	1,078,541	2,516,581	3,949,715	1,078,541	6,466,296	7,544,837	1,037,361	6,507,476		2004
KISSENA BOULEVARD SC	11,610,000	2,933,487	1,519	11,610,000	2,935,006	14,545,006	757,354	13,787,652		2007
HAMPTON BAYS	1,495,105	5,979,320	3,304,710	1,495,105	9,284,031	10,779,135	4,747,538	6,031,597		1989
HICKSVILLE	3,542,739	8,266,375	1,327,458	3,542,739	9,593,833	13,136,572	2,323,862	10,812,711		2004
100 WALT WHITMAN ROAD	5,300,000	8,167,577	41,843	5,300,000	8,209,420	13,509,420	1,467,780	12,041,640		2007
TURNPIKE PLAZA	2,471,832	5,839,416	-	2,471,832	5,839,416	8,311,248	529,156	7,782,092		2011
BIRCHWOOD PLAZA (NORTH & SOUTH)	12,368,330	33,071,495	192,208	12,368,330	33,263,704	45,632,034	5,019,055	40,612,979	13,030,420	2007
501 NORTH BROADWAY	-	1,175,543	607	-	1,176,150	1,176,150	580,149	596,001		2007
MERRYLANE (P/L)	1,485,531	1,749	539	1,485,531	2,288	1,487,819	161	1,487,657		2007
DOUGLASTON SHOPPING CENTER	3,277,254	13,161,218	3,767,577	3,277,253	16,928,795	20,206,049	3,382,206	16,823,842		2003
STRAUSS MERRICK BLVD	450,582	1,051,359	131,786	450,582	1,183,145	1,633,727	150,411	1,483,317		2005
MANHASSET VENTURE LLC	4,567,003	19,165,808	26,327,150	4,421,939	45,638,022	50,059,961	15,953,091	34,106,871	19,046,838	1999
MASPETH QUEENS-DUANE READE	1,872,013	4,827,940	931,187	1,872,013	5,759,126	7,631,139	1,293,112	6,338,027		2004
MASSAPEQUA	1,880,816	4,388,549	964,761	1,880,816	5,353,310	7,234,126	1,417,208	5,816,918		2004
MINEOLA SC	4,150,000	7,520,692	(405,644)	4,150,000	7,115,049	11,265,049	1,375,856	9,889,193		2007
BIRCHWOOD PARK DRIVE (LAND LOT)	3,507,162	4,126	782	3,507,406	4,665	3,512,071	371	3,511,700		2007
SMITHTOWN PLAZA	3,528,000	7,364,098	351,638	3,528,000	7,715,735	11,243,735	566,103	10,677,633	6,660,879	2009
4452 BROADWAY	12,412,724	-	(1,900,000)	10,512,724	-	10,512,724	-	10,512,724	8,330,010	2007
PLAINVIEW	263,693	584,031	9,800,106	263,693	10,384,138	10,647,830	5,026,428	5,621,403	13,607,630		1969
POUGHKEEPSIE	876,548	4,695,659	12,696,051	876,548	17,391,710	18,268,258	8,290,333	9,977,924	15,354,784		1972
SYOSSET, NY	106,655	76,197	1,551,676	106,655	1,627,873	1,734,528	952,293	782,235			1990
STATEN ISLAND	2,280,000	9,027,951	5,591,008	2,280,000	14,618,959	16,898,959	8,921,384	7,977,575		1989
STATEN ISLAND	2,940,000	11,811,964	1,182,531	3,148,424	12,786,070	15,934,495	4,574,250	11,360,244		1997
STATEN ISLAND PLAZA	5,600,744	6,788,460	(1,865,930)	5,600,744	4,922,530	10,523,274	207,825	10,315,449		2005
HYLAN PLAZA	28,723,536	38,232,267	34,312,818	28,723,536	72,545,085	101,268,621	18,453,612	82,815,009		2006
STOP N SHOP STATEN ISLAND	4,558,592	10,441,408	155,848	4,558,592	10,597,256	15,155,848	2,792,804	12,363,044		2005
WEST GATES	1,784,718	9,721,970	(1,269,853)	1,784,718	8,452,117	10,236,835	4,512,511	5,724,324		1993
WHITE PLAINS	1,777,775	4,453,894	2,010,606	1,777,775	6,464,500	8,242,274	1,650,680	6,591,595	3,064,292	2004
YONKERS	871,977	3,487,909	-	871,977	3,487,909	4,359,886	1,680,957	2,678,929		1998
STRAUSS ROMAINE AVENUE	782,459	1,825,737	279,107	782,459	2,104,845	2,887,303	261,195	2,626,108		2005
AKRON WATERLOO	437,277	1,912,222	4,131,997	437,277	6,044,219	6,481,496	2,996,146	3,485,350			1975
WEST MARKET ST.	560,255	3,909,430	379,484	560,255	4,288,914	4,849,169	2,968,245	1,880,924		1999
BARBERTON	505,590	1,948,135	3,749,780	505,590	5,697,916	6,203,505	4,173,668	2,029,837			1972
BRUNSWICK	771,765	6,058,560	2,191,588	771,765	8,250,148	9,021,913	6,563,439	2,458,474			1975
BEAVERCREEK	635,228	3,024,722	4,182,847	635,228	7,207,569	7,842,797	4,486,756	3,356,041		1986
CANTON	792,985	1,459,031	4,876,418	792,985	6,335,449	7,128,434	5,033,952	2,094,482			1972

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

CAMBRIDGE	-	1,848,195	1,251,550	473,060	2,626,686	3,099,745	2,107,963	991,782			1973
OLENTANGY RIVER RD.	764,517	1,833,600	2,340,830	764,517	4,174,430	4,938,947	3,396,828	1,542,119		1988
RIDGE ROAD	1,285,213	4,712,358	10,648,465	1,285,213	15,360,823	16,646,036	6,274,917	10,371,119		1992
GLENWAY CROSSING	699,359	3,112,047	868,198	699,359	3,980,245	4,679,604	1,086,280	3,593,324		2000
HIGHLAND RIDGE PLAZA	1,540,000	6,178,398	918,079	1,540,000	7,096,477	8,636,477	2,056,231	6,580,245		1999
HIGHLAND PLAZA	702,074	667,463	76,380	702,074	743,843	1,445,917	73,856	1,372,061		2005
MONTGOMERY PLAZA	530,893	1,302,656	3,226,699	530,893	4,529,354	5,060,248	317,009	4,743,238		2005
SHILOH SPRING RD.	-	1,735,836	3,922,454	1,105,183	4,553,108	5,658,290	2,961,960	2,696,330			1969
OAKCREEK	1,245,870	4,339,637	4,259,558	1,149,622	8,695,443	9,845,065	6,266,827	3,578,238		1984
SALEM AVE.	665,314	347,818	5,599,522	665,314	5,947,341	6,612,654	3,604,127	3,008,527		1988
KENT, OH	6,254	3,028,914	-	6,254	3,028,914	3,035,168	1,869,928	1,165,240		1999
KENT	2,261,530	-	-	2,261,530	-	2,261,530	-	2,261,530		1995
MENTOR	503,981	2,455,926	2,357,848	371,295	4,946,459	5,317,755	3,122,726	2,195,029		1987
MIDDLEBURG HEIGHTS	639,542	3,783,096	69,419	639,542	3,852,515	4,492,057	2,625,200	1,866,857		1999
MALLWOODS CENTER	294,232	-	1,184,543	294,232	1,184,543	1,478,775	278,955	1,199,820			1999
NORTH OLMSTED	626,818	3,712,045	35,000	626,818	3,747,045	4,373,862	2,520,069	1,853,793		1999
ORANGE OHIO	3,783,875	-	(2,342,306)	921,704	519,865	1,441,569	-	1,441,569			2001
UPPER ARLINGTON	504,256	2,198,476	9,207,861	1,255,544	10,655,048	11,910,593	7,108,954	4,801,638		2008
WESTERVILLE	1,050,431	4,201,616	8,581,783	997,053	12,836,777	13,833,830	6,621,534	7,212,295		1988
EDMOND	477,036	3,591,493	77,650	477,036	3,669,143	4,146,179	1,299,604	2,846,576		1997
CENTENNIAL PLAZA	4,650,634	18,604,307	1,401,704	4,650,634	20,006,011	24,656,645	7,488,966	17,167,679		1998
ALBANY PLAZA	2,654,000	4,445,112	(22,723)	2,654,000	4,422,389	7,076,389	610,983	6,465,407		2009
CANBY SQUARE SHOPPING CENTER	2,727,000	4,347,500	(180,402)	2,727,000	4,167,098	6,894,098	735,960	6,158,138		2009
OREGON TRAIL CENTER	5,802,422	12,622,879	(490,206)	5,802,422	12,132,673	17,935,095	1,909,854	16,025,241		2009
POWELL VALLEY JUNCTION	5,062,500	3,152,982	(3,027,375)	2,035,125	3,152,982	5,188,107	630,640	4,557,467		2009
MEDFORD CENTER	8,940,798	16,995,113	(14,781)	8,943,600	16,977,531	25,921,131	2,556,305	23,364,826		2009
KDI-MCMINNVILLE	4,062,327	-	721,508	4,062,327	721,508	4,783,835	3,431	4,780,405			2006
PIONEER PLAZA	952,740	6,638,583	3,012,460	3,982,020	6,621,763	10,603,783	1,409,332	9,194,451		2009
TROUTDALE MARKET	1,931,559	2,940,661	62,243	1,933,369	3,001,095	4,934,464	508,902	4,425,562		2009
ALLEGHENY	-	30,061,177	59,094	-	30,120,271	30,120,271	5,575,303	24,544,968		2004
SUBURBAN SQUARE	70,679,871	166,351,381	5,428,786	71,279,871	171,180,167	242,460,039	29,883,594	212,576,445		2007
CHIPPEWA	2,881,525	11,526,101	153,289	2,881,525	11,679,391	14,560,916	3,605,221	10,955,695	6,747,701	2000
BROOKHAVEN PLAZA	254,694	973,318	(61,414)	254,694	911,903	1,166,598	51,768	1,114,830		2005
CARNEGIE	-	3,298,908	17,747	-	3,316,655	3,316,655	1,020,510	2,296,146		1999
CENTER SQUARE	731,888	2,927,551	1,267,176	731,888	4,194,728	4,926,615	2,058,485	2,868,130		1996
WAYNE PLAZA	6,127,623	15,605,012	159,727	6,135,670	15,756,692	21,892,362	1,673,648	20,218,714	13,973,967	2008

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

CHAMBERSBURG CROSSING	9,090,288	-	26,037,242	8,790,288	26,337,242	35,127,530	3,112,073	32,015,457			2006
EAST STROUDSBURG	1,050,000	2,372,628	1,395,671	1,050,000	3,768,299	4,818,299	2,941,555	1,876,744			1973
RIDGE PIKE PLAZA	1,525,337	4,251,732	3,039,719	1,525,337	7,291,452	8,816,788	989,034	7,827,754		2008
EXTON	176,666	4,895,360	-	176,666	4,895,360	5,072,026	1,506,265	3,565,761		1999
EXTON	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,151,004	2,508,436		1996
EASTWICK	889,001	2,762,888	3,074,728	889,001	5,837,616	6,726,617	2,121,332	4,605,285	4,315,015	1997
EXTON PLAZA	294,378	1,404,778	868,746	294,378	2,273,524	2,567,902	144,826	2,423,077		2005
FEASTERVILLE	520,521	2,082,083	1,885,309	520,521	3,967,392	4,487,913	820,029	3,667,884		1996
GETTYSBURG	74,626	671,630	101,519	74,626	773,149	847,775	749,910	97,865		1986
HARRISBURG, PA	452,888	6,665,238	3,969,364	452,888	10,634,601	11,087,489	7,018,111	4,069,379		2002
HAMBURG	439,232	-	2,023,428	494,982	1,967,677	2,462,660	492,824	1,969,835	2,141,305		2000
HAVERTOWN	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,151,004	2,508,436		1996
NORRISTOWN	686,134	2,664,535	3,754,920	774,084	6,331,505	7,105,589	4,115,763	2,989,825		1984
NEW KENSINGTON	521,945	2,548,322	705,540	521,945	3,253,862	3,775,807	2,915,682	860,125		1986
PHILADELPHIA	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,151,004	2,508,436		1996
PHILADELPHIA PLAZA	209,197	1,373,843	16,952	209,197	1,390,795	1,599,992	88,614	1,511,378		2005
STRAUSS WASHINGTON AVENUE	424,659	990,872	468,821	424,659	1,459,693	1,884,352	312,532	1,571,820		2005
WEXFORD PLAZA	6,413,635	9,774,600	2,859,872	6,413,635	12,634,472	19,048,107	1,015,148	18,032,959	12,500,000	2010
1628 WALNUT STREET	912,686	2,747,260	(1,983,798)	912,686	763,461	1,676,147	69,819	1,606,328		2007
120-122 MARKET STREET	752,309	2,707,474	(2,332,017)	912,076	215,690	1,127,766	21,439	1,106,327		2007
242-244 MARKET STREET	704,263	2,117,182	290,927	704,263	2,408,109	3,112,372	51,985	3,060,387		2007
1401 WALNUT ST LOWER ESTATE - UNIT A	-	7,001,199	173,939	-	7,175,137	7,175,137	976,632	6,198,505		2008
1401 WALNUT ST LOWER ESTATE	-	32,081,992	(256,606)	-	31,825,386	31,825,386	2,777,172	29,048,214		2008
1831-33 CHESTNUT STREET	1,982,143	5,982,231	(601,274)	1,740,416	5,622,684	7,363,100	131,172	7,231,928		2007
1429 WALNUT STREET-COMMERCIAL	5,881,640	17,796,661	1,070,231	5,881,640	18,866,893	24,748,533	1,574,602	23,173,931	6,787,002	2008
1805 WALNUT STREET UNIT A	-	17,311,529	2,788,117	-	20,099,645	20,099,645	134,989	19,964,656		2008
RICHBORO	788,761	3,155,044	12,757,806	976,439	15,725,172	16,701,611	8,269,893	8,431,718	9,510,185	1986
SPRINGFIELD	919,998	4,981,589	9,723,629	920,000	14,705,216	15,625,216	5,856,290	9,768,926		1983
UPPER DARBY	231,821	927,286	5,779,270	231,821	6,706,556	6,938,377	2,339,092	4,599,285	3,390,369	1996
WEST MIFFLIN	1,468,342	-	-	1,468,342	-	1,468,342	-	1,468,342		1986
WHITEHALL	-	5,195,577	-	-	5,195,577	5,195,577	2,042,706	3,152,871		1996
W. MARKET ST.	188,562	1,158,307	-	188,562	1,158,307	1,346,869	1,158,307	188,562		1986
REXVILLE TOWN CENTER	24,872,982	48,688,161	6,112,157	25,678,064	53,995,236	79,673,300	16,762,202	62,911,098	39,701,391	2006
PLAZA CENTRO - COSTCO	3,627,973	10,752,213	1,562,970	3,866,206	12,076,950	15,943,156	4,884,094	11,059,062		2006
PLAZA CENTRO - MALL	19,873,263	58,719,179	6,435,579	19,408,112	65,619,909	85,028,021	25,982,025	59,045,996		2006
PLAZA CENTRO - RETAIL	5,935,566	16,509,748	2,539,620	6,026,070	18,958,864	24,984,934	7,558,996	17,425,938		2006

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

PLAZA CENTRO - SAM'S CLUB	6,643,224	20,224,758	2,372,981	6,520,090	22,720,873	29,240,963	19,398,568	9,842,395		2006
LOS COLOBOS - BUILDERS SQUARE	4,404,593	9,627,903	1,386,121	4,461,145	10,957,472	15,418,617	5,457,880	9,960,737		2006
LOS COLOBOS - KMART	4,594,944	10,120,147	751,304	4,402,338	11,064,056	15,466,395	5,683,199	9,783,196		2006
LOS COLOBOS I	12,890,882	26,046,669	3,165,270	13,613,375	28,489,446	42,102,821	10,818,110	31,284,711		2006
LOS COLOBOS II	14,893,698	30,680,556	3,325,357	15,142,300	33,757,311	48,899,611	10,787,344	38,112,267		2006
WESTERN PLAZA - MAYAGUEZ ONE	10,857,773	12,252,522	1,306,168	11,241,993	13,174,470	24,416,463	5,018,456	19,398,007		2006
WESTERN PLAZA - MAYAGUEZ TWO	16,874,345	19,911,045	1,705,151	16,872,647	21,617,894	38,490,541	8,273,553	30,216,988		2006
MANATI VILLA MARIA SC	2,781,447	5,673,119	497,718	2,606,588	6,345,697	8,952,284	3,466,351	5,485,933		2006
PONCE TOWN CENTER	14,432,778	28,448,754	3,581,834	14,903,024	31,560,342	46,463,366	7,586,133	38,877,232	23,129,935	2006
TRUJILLO ALTO PLAZA	12,053,673	24,445,858	3,250,425	12,289,288	27,460,669	39,749,957	14,628,293	25,121,665		2006
MARSHALL PLAZA, CRANSTON RI	1,886,600	7,575,302	1,690,274	1,886,600	9,265,576	11,152,176	3,509,853	7,642,323		1998
CHARLESTON	730,164	3,132,092	18,673,289	730,164	21,805,381	22,535,545	5,470,198	17,065,347			1978
CHARLESTON	1,744,430	6,986,094	4,383,081	1,744,430	11,369,175	13,113,605	4,368,701	8,744,904		1995
FLORENCE	1,465,661	6,011,013	279,832	1,465,661	6,290,845	7,756,506	2,279,485	5,477,021		1997
GREENVILLE	2,209,812	8,850,864	874,783	2,209,811	9,725,648	11,935,459	3,555,204	8,380,256		1997
CHERRYDALE POINT	5,801,948	32,055,019	891,511	5,801,948	32,946,529	38,748,478	2,478,900	36,269,578	36,863,545	2009
WOODRUFF SHOPPING CENTER	3,110,439	15,501,117	1,182,533	3,465,199	16,328,890	19,794,089	501,698	19,292,390		2010
NORTH CHARLESTON	744,093	2,974,990	257,733	744,093	3,232,723	3,976,815	1,026,882	2,949,933	1,242,399	2000
N. CHARLESTON	2,965,748	11,895,294	1,867,495	2,965,748	13,762,789	16,728,537	5,010,142	11,718,395		1997
MADISON	-	4,133,904	2,754,378	-	6,888,282	6,888,282	5,342,642	1,545,641			1978
HICKORY RIDGE COMMONS	596,347	2,545,033	(2,404,809)	683,820	52,750	736,571	14,315	722,256		2000
TROLLEY STATION	3,303,682	13,218,740	203,711	3,303,682	13,422,451	16,726,133	4,542,762	12,183,371		1998
RIVERGATE STATION	7,135,070	19,091,078	1,911,961	7,135,070	21,003,039	28,138,109	6,002,612	22,135,497		2004
MARKET PLACE AT RIVERGATE	2,574,635	10,339,449	1,413,393	2,574,635	11,752,842	14,327,477	4,207,092	10,120,385		1998
RIVERGATE, TN	3,038,561	12,157,408	4,380,200	3,038,561	16,537,608	19,576,169	5,378,476	14,197,693		1998
CENTER OF THE HILLS, TX	2,923,585	11,706,145	1,186,351	2,923,585	12,892,496	15,816,081	4,675,256	11,140,825	10,041,749	2008
ARLINGTON	3,160,203	2,285,378	-	3,160,203	2,285,378	5,445,582	829,832	4,615,750		1997
DOWLEN CENTER	2,244,581	-	(722,251)	484,828	1,037,502	1,522,330	66,726	1,455,604			2002
GATEWAY STATION	1,373,692	28,145,158	1,189	1,374,880	28,145,158	29,520,038	222,921	29,297,117	19,588,199	2011
BAYTOWN	500,422	2,431,651	681,655	500,422	3,113,306	3,613,728	1,113,470	2,500,258		1996
LAS TIENDAS PLAZA	8,678,107	-	24,966,592	7,943,925	25,700,774	33,644,699	1,715,687	31,929,012			2005
CORPUS CHRISTI, TX	-	944,562	3,208,000	-	4,152,562	4,152,562	1,107,471	3,045,091		1997
ISLAND GATE PLAZA	4,343,000	4,723,215	-	4,343,000	4,723,215	9,066,215	58,763	9,007,452		2011
DALLAS	1,299,632	5,168,727	(2,326,320)	1,299,632	2,842,407	4,142,039	189,494	3,952,545			1969
MONTGOMERY PLAZA	6,203,205	-	45,583,288	6,203,205	45,583,289	51,786,493	7,692,711	44,093,782			2003
PRESTON LEBANON CROSSING	13,552,180	-	25,211,875	12,163,694	26,600,361	38,764,055	1,557,649	37,206,406			2006

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

KDI-LAKE PRAIRIE TOWN CROSSING	7,897,491	-	24,234,368	6,783,464	25,348,395	32,131,859	2,001,904	30,129,954			2006
CENTER AT BAYBROOK	6,941,017	27,727,491	5,242,529	7,063,186	32,847,851	39,911,037	10,490,734	29,420,304		1998
HARRIS COUNTY	1,843,000	7,372,420	2,075,406	2,003,260	9,287,566	11,290,826	3,147,077	8,143,750		1997
CYPRESS TOWNE CENTER	6,033,932	-	(1,511,521)	2,251,666	2,270,745	4,522,411	147,042	4,375,369			2003
SHOPS AT VISTA RIDGE	3,257,199	13,029,416	373,296	3,257,199	13,402,711	16,659,911	4,831,520	11,828,391		1998
VISTA RIDGE PLAZA	2,926,495	11,716,483	2,259,961	2,926,495	13,976,445	16,902,939	4,894,803	12,008,136		1998
VISTA RIDGE PHASE II	2,276,575	9,106,300	938,692	2,276,575	10,044,992	12,321,567	3,234,787	9,086,781		1998
SOUTH PLAINES PLAZA, TX	1,890,000	7,555,099	284,355	1,890,000	7,839,454	9,729,454	2,767,199	6,962,255		1998
MESQUITE	520,340	2,081,356	1,029,104	520,340	3,110,460	3,630,800	1,256,341	2,374,459		1995
MESQUITE TOWN CENTER	3,757,324	15,061,644	2,461,177	3,757,324	17,522,821	21,280,145	6,126,027	15,154,117		1998
NEW BRAUNSFELS	840,000	3,360,000	-	840,000	3,360,000	4,200,000	733,803	3,466,197		2003
PARKER PLAZA	7,846,946	-	-	7,846,946	-	7,846,946	-	7,846,946			2005
PLANO	500,414	2,830,835	-	500,414	2,830,835	3,331,249	1,101,495	2,229,754		1996
SOUTHLAKE OAKS	3,011,260	7,703,844	(102,882)	3,019,951	7,592,272	10,612,223	1,857,076	8,755,147	6,268,695	2008
WEST OAKS	500,422	2,001,687	26,291	500,422	2,027,978	2,528,400	822,440	1,705,960		1996
OGDEN	213,818	855,275	4,084,007	850,699	4,302,401	5,153,100	1,873,825	3,279,275			1967
COLONIAL HEIGHTS	125,376	3,476,073	209,168	125,376	3,685,242	3,810,618	1,133,741	2,676,876		1999
OLD TOWN VILLAGE	4,500,000	41,569,735	(2,876,649)	4,300,819	38,892,267	43,193,086	1,165,198	42,027,888		2007
MANASSAS	1,788,750	7,162,661	596,648	1,788,750	7,759,309	9,548,059	2,791,668	6,756,391		1997
RICHMOND	82,544	2,289,288	280,600	82,544	2,569,889	2,652,432	656,534	1,995,898		1999
RICHMOND	670,500	2,751,375	-	670,500	2,751,375	3,421,875	1,170,746	2,251,129		1995
VALLEY VIEW SHOPPING CENTER	3,440,018	8,054,004	922,790	3,440,018	8,976,794	12,416,812	1,626,500	10,790,312		2004
POTOMAC RUN PLAZA	27,369,515	48,451,209	(847,229)	27,369,515	47,603,980	74,973,495	8,586,961	66,386,533	42,205,944	2008
MANCHESTER SHOPPING CENTER	2,722,461	6,403,866	639,555	2,722,461	7,043,421	9,765,882	2,150,334	7,615,549		2004
AUBURN NORTH	7,785,841	18,157,625	60,221	7,785,841	18,217,846	26,003,688	4,796,004	21,207,684		2007
CHARLES TOWN	602,000	3,725,871	11,159,243	602,000	14,885,114	15,487,114	8,303,873	7,183,240		1985
RIVERWALK PLAZA	2,708,290	10,841,674	336,303	2,708,290	11,177,977	13,886,267	3,729,937	10,156,330		1999
BLUE RIDGE	12,346,900	71,529,796	(5,592,155)	17,758,808	60,525,733	78,284,541	15,316,136	62,968,406	14,901,760	2005
BRAZIL-RIO CLARO	1,300,000	-	4,204,231	1,618,516	3,885,715	5,504,231	182,342	5,321,889			2009
BRAZIL-VALINHOS	5,204,507	14,997,200	13,811,978	1,936,104	32,077,582	34,013,685	2,065,098	31,948,588			2008
CHILE-EKONO	414,730	-	665,306	438,582	641,454	1,080,036	31,314	1,048,722			2008
CHILE-VICUNA MACKENA	362,556	5,205,439	(1,049,788)	1,912,556	2,605,651	4,518,207	161,252	4,356,955			2008
CHILE-VINA DEL MAR	11,096,948	720,781	39,717,945	15,696,927	35,838,747	51,535,674	-	51,535,674	30,765,982		2008
MEXICO-HERMOSILLO	11,424,531	-	29,393,719	11,106,677	29,711,574	40,818,250	563,309	40,254,941			2008
MEXICO-GIGANTE ACQ.	7,568,417	19,878,026	(5,140,018)	5,459,634	16,846,791	22,306,425	4,961,417	17,345,008		2007
MEXICO-MOTOROLA	47,272,528	-	49,867,668	36,485,431	60,654,765	97,140,196	1,323,628	95,816,568			2006

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION	DATE OF CONSTRUCTION

MEXICO-NON ADM BT-LOS CABOS	10,873,070	1,257,517	7,594,297	8,495,326	11,229,558	19,724,884	1,429,504	18,295,380		2007
MEXICO-NON ADM-GRAN PLZ CANCUN	13,976,402	30,219,719	(6,025,705)	14,688,535	23,481,882	38,170,416	4,837,967	33,332,449		2007
MEXICO-NON BUS ADM-MULT.CANCUN	4,471,987	-	10,892,951	4,328,273	11,036,665	15,364,938	190,241	15,174,696		2007
MEXICO-PLAZA SORIANA	2,639,975	346,945	33,405	2,219,431	800,894	3,020,325	-	3,020,325		2007
MEXICO-PLAZA CENTENARIO	3,388,861	-	3,397,250	2,511,879	4,274,232	6,786,111	315,892	6,470,219		2007
MEXICO-NON BUS.ADM -LINDAVISTA	19,352,453	-	21,318,824	15,342,438	25,328,839	40,671,277	1,966,555	38,704,722			2006
MEXICO-NONADM BUS-NUEVO LAREDO	10,627,540	-	17,739,338	8,094,478	20,272,400	28,366,878	3,026,874	25,340,004			2006
MEXICO-NON ADM-PLAZA LAGO REAL	11,336,743	-	13,747,581	8,861,568	16,222,756	25,084,324	-	25,084,324		2007
MEXICO-MULTIPLAZA OJO DE AGUA	4,089,067	-	10,187,968	3,950,657	10,326,377	14,277,035	659,472	13,617,562		2008
MEXICO-PACHUCA (WALMART)	3,621,985	-	5,094,060	3,052,022	5,664,023	8,716,045	1,443,016	7,273,029			2005
MEXICO-NON ADM -PLAZA SAN JUAN	9,631,035	-	(181,013)	7,459,371	1,990,651	9,450,022	350,826	9,099,196			2006
MEXICO-RHODESIA	3,924,464	-	8,805,011	4,201,190	8,528,285	12,729,475	429,805	12,299,670			2009
MEXICO-RIO BRAVO HEB	2,970,663	-	11,573,061	2,600,058	11,943,665	14,543,724	1,166,315	13,377,409		2008
MEXICO-SALTILLO 2	11,150,023	-	14,445,052	8,772,498	16,822,577	25,595,075	3,831,200	21,763,875			2005
MEXICO-SAN PEDRO	3,309,654	13,238,616	(4,101,429)	3,205,213	9,241,628	12,446,841	4,491,668	7,955,173		2006
MEXICO-TAPACHULA	13,716,428	-	17,123,489	10,544,411	20,295,505	30,839,916	638,335	30,201,581		2007
MEXICO-TIJUANA 2000 LAND PURCHASE	1,200,000	-	(24,670)	1,175,330	-	1,175,330	-	1,175,330		2009
MEXICO-WALDO ACQ.	8,929,278	16,888,627	(5,583,091)	6,640,820	13,593,994	20,234,814	2,441,049	17,793,765		2007
PERU-CAMPOY	2,675,461	-	-	2,675,461	-	2,675,461	-	2,675,461		2011
PERU-LIMA	811,916	-	2,052,530	964,559	1,899,886	2,864,446	94,283	2,770,162			2008
BALANCE OF PORTFOLIO	133,248,688	4,492,127	10,056,992	3,011,080	144,786,727	147,797,808	34,553,719	113,244,089	-
TOTALS	$ 2,185,446,075	$ 4,713,938,073	$ 1,878,600,806	$ 1,989,723,018	$ 6,788,261,936	$ 8,777,984,954	$ 1,693,089,989	$ 7,084,894,965	$ 1,130,499,193

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	15 to 50 years
Fixtures, building, leasehold and tenant improvements	Terms of leases or useful lives, whichever is shorter
(including certain identified intangible assets)

The aggregate cost for Federal income tax purposes was approximately $7.6 billion at December 31, 2011.

The changes in total real estate assets for the years ended December 31, 2011, 2010 and 2009, are as follows:

	2011	2010	2009
Balance, beginning of period	$ 8,592,760,219	$ 8,882,341,499	$ 7,818,916,120
Acquisitions	406,431,259	83,833,304	7,136,240
Improvements	119,418,839	115,646,379	224,554,670
Transfers from (to) unconsolidated joint ventures	(49,812,485)	115,482,953	933,714,955
Sales	(186,887,870)	(603,652,663)	(48,893,544)
Assets held for sale	(4,503,823)	(4,445,309)	-
Adjustment of fully depreciated asset	(27,412,282)	(15,047,644)	(19,779,509)
Adjustment of property carrying values	(4,616,890)	(17,601,053)	(52,100,000)
Change in exchange rate	(67,392,013)	36,202,753	18,792,567
Balance, end of period	$ 8,777,984,954	$ 8,592,760,219	$ 8,882,341,499

The changes in accumulated depreciation for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Balance, beginning of period	$ 1,549,380,256	$ 1,343,148,498	$ 1,159,664,489
Depreciation for year	237,782,626	244,903,628	209,999,870
Transfers from (to) unconsolidated joint ventures	(2,725,794)	-	1,727,895
Sales	(59,086,170)	(23,610,893)	(8,464,247)
Adjustment of fully depreciated asset	(27,412,282)	(15,047,644)	(19,779,509)
Assets held for sale	(633,676)	(13,333)	-
Change in exchange rate	(4,214,971)	-	-
Balance, end of period	$ 1,693,089,989	$ 1,549,380,256	$ 1,343,148,498

Reclassifications:

Certain Amounts in the Prior Period Have Been Reclassified in Order to Conform with the Current Period's Presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2011

(in thousands)

Type of Loan/Borrower	Description	Location (c)	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Amount of Mortgages or Maximum Available Credit (c)	Carrying Amount of Mortgages (c)(d)

Mortgage Loans:
Borrower A	Apartments	Montreal, Quebec	8.50%	8.50%	6/27/2013	P & I	-	$ 23,800	$ 22,507
Borrower B	Retail Development	Ontario, Canada	8.50%	8.50%	4/13/2012	I	-	16,906	16,415
Borrower C (b)	Medical Center	New York, NY			10/19/2012	I	-	18,000	9,400
Borrower D	Retail	Fern Park , FL	7.00%	7.00%	6/15/2012	P & I	-	5,400	5,400
Borrower E	Retail	Guadalajara, Mexico	12.00%	12.00%	9/1/2016	P & I	-	8,026	5,324
Borrower F	Retail	Cincinnati , OH	7.00%	7.00%	12/31/2012	P & I	-	5,000	5,000
Borrower G	Retail	Arboledas, Mexico	8.10%	8.10%	12/31/2012	P & I	-	13,000	4,663
Borrower H	Retail	Guadalajara, Mexico	12.00%	12.00%	9/1/2016	P & I	-	5,307	4,014
Borrower I	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P & I	-	6,509	4,007
Individually < 3%	(e)		(f)	(f)	(g)		-	31,253	23,266
								133,201	99,996
Lines of Credit:

Individually < 3%			8.00%	8.00%	12/31/2012		-	2,400	1,405

Other:			5.50%	5.50%	12/21/2018		-	1,450	1,450

Capitalized loan costs									121

Total								$ 137,051	$ 102,972

(a)  P & I = Principal and Interest and I = Interest only

(b)  Interest is at either LIBOR + 3.25% or Prime + 1.75%

(c)  The instruments actual cash flows are denominated in U.S. dollars, Canadian dollars and Mexican pesos as indicated by the geographic location above

(d)  The aggregate cost for Federal income tax purposes is $102,972

(e)  Comprised of 15 separate loans with original loan amounts ranging between $0.4 million and $4.2 million

(f)  Interest rates range from 6.00% to 12.00%

(g)  Maturity rates range from one year to 22 years

For a reconciliation of mortgage and other financing receivables from January 1, 2009 to December 31, 2011 see Footnote 11 of the Notes to Consolidated Financial Statements included in this annual report of Form 10-K.