Form 10-Q
period 2012-03-31
KIMCO REALTY CORP
filed 2012-05-10
CIK 879101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 27, 2012, the registrant had 406,928,248 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	March 31,	December 31,
	2012	2011
Assets:
Operating real estate, net of accumulated depreciation of $1,717,196 and $1,693,090 respectively	$7,021,874	$6,898,445
Investments and advances in real estate joint ventures	1,416,274	1,404,214
Real estate under development	130,103	179,722
Other real estate investments	337,684	344,131
Mortgages and other financing receivables	104,276	102,972
Cash and cash equivalents	242,300	112,882
Marketable securities	34,643	33,540
Accounts and notes receivable	136,244	149,807
Other assets	403,167	388,803
Total assets	$9,826,565	$9,614,516

Liabilities:
Notes payable	$2,813,459	$2,983,886
Mortgages payable	1,058,661	1,085,371
Construction loans payable	41,438	45,128
Dividends payable	92,887	92,159
Other liabilities	441,472	432,755
Total liabilities	4,447,917	4,639,299
Redeemable noncontrolling interests	95,074	95,074

Stockholders' equity:
Preferred Stock, $1.00 par value, authorized 5,114,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares issued and outstanding 700,000 shares Aggregate liquidation preference $175,000	700	700
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares issued and outstanding 184,000 shares Aggregate liquidation preference $460,000	184	184
Class H Preferred Stock, $1.00 par value, authorized 70,000 shares issued and outstanding 70,000 shares Aggregate liquidation preference $175,000	70	70
Class I Preferred Stock, $1.00 par value, authorized 16,000 shares issued and outstanding 16,000 shares Aggregate liquidation preference $400,000	16	-
Common Stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 406,912,671 and 406,937,830 shares, respectively	4,069	4,069
Paid-in capital	5,879,768	5,492,022
Cumulative distributions in excess of net income	(742,248)	(702,999)
	5,142,559	4,794,046
Accumulated other comprehensive income	(55,397)	(107,660)
Total stockholders' equity	5,087,162	4,686,386
Noncontrolling interests	196,412	193,757
Total equity	5,283,574	4,880,143
Total liabilities and equity	$9,826,565	$9,614,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues
Revenues from rental property	$221,931	$215,473
Management and other fee income	9,425	9,663
Total revenues	231,356	225,136

Operating expenses
Rent	3,269	3,295
Real estate taxes	29,756	29,661
Operating and maintenance	28,246	32,853
General and administrative expenses	34,431	29,746
Impairment of property carrying values	4,075	-
Depreciation and amortization	64,098	63,650
Total operating expenses	163,875	159,205

Operating income	67,481	65,931

Other income/(expense)
Mortgage and other financing income	2,007	1,829
Interest, dividends and other investment income	164	4,865
Other expense, net	(3,592)	(303)
Interest expense	(57,519)	(55,368)
Income from other real estate investments	727	165

Income from continuing operations before income taxes, equity in income of joint ventures and equity in income from other real estate investments	9,268	17,119

Provision for income taxes, net	(3,433)	(4,209)
Equity in income of joint ventures, net	36,746	12,345
Equity in income of other real estate investments, net	11,027	5,504
Income from continuing operations	53,608	30,759

Discontinued operations
(Loss)/income from discontinued operating properties, net of tax	(792)	4,293
Impairment/loss on operating properties held for sale/sold, net of tax	(5,647)	(3,193)
Gain on disposition of operating properties	11,979	163
Income from discontinued operations	5,540	1,263

Net income	59,148	32,022

Net income attributable to noncontrolling interests	(5,510)	(3,059)

Net income attributable to the Company	53,638	28,963

Preferred stock dividends	(15,574)	(14,841)
Net income available to the Company's common shareholders	$38,064	$14,122

Per common share:
Income from continuing operations:
-Basic	$0.08	$0.03
-Diluted	$0.08	$0.03
Net income:
-Basic	$0.09	$0.03
-Diluted	$0.09	$0.03

Weighted average shares:
-Basic	406,272	406,440
-Diluted	407,279	407,361

Amounts available to the Company's common shareholders:
Income from continuing operations, net of tax	$34,747	$12,965
Income from discontinued operations	3,317	1,157
Net income	$38,064	$14,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$59,148	$32,022
Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities	1,159	(4,044)
Change in unrealized gain on interest rate swaps	193	130
Change in unrealized (loss) on foreign currency hedge agreements	-	(1,073)
Foreign currency translation adjustment	54,178	23,030
Other comprehensive income	55,530	18,043

Comprehensive income	114,678	50,065

Comprehensive income attributable to noncontrolling interests	(8,777)	(4,631)

Comprehensive income attributable to the Company	$105,901	$45,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
(in thousands)
	Cumulative
	Distributions	Accumulated
	in Excess	Other						Total
	of Net	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance, January 1, 2011	$(515,164)	$(23,853)	954	$954	406,424	$4,064	$5,469,841	$4,935,842	$225,444	$5,161,286

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	466	466

Comprehensive income:
Net income	28,963	-	-	-	-	-	-	28,963	3,059	32,022
Other comprehensive income, net of tax:
Change in unrealized loss on marketable securities	-	(4,044)	-	-	-	-	-	(4,044)	-	(4,044)
Change in unrealized gain on interest rate swaps	-	130	-	-	-	-	-	130	-	130
Change in unrealized loss on foreign currency hedge agreements	-	(1,073)	-	-	-	-	-	(1,073)	-	(1,073)
Change in foreign currency translation adjustment	-	21,458	-	-	-	-	-	21,458	1,572	23,030
Comprehensive income

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(1,580)	(1,580)
Dividends ($0.18 per common share; $0.4156 per Class F Depositary Share, $0.4844 per Class G Depositary Share and $0.4313 per Class H Depositary Share, respectively)	(88,538)	-	-	-	-	-	-	(88,538)	-	(88,538)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,441)	(1,441)
Issuance of common stock	-	-	-	-	380	4	3,888	3,892	-	3,892
Exercise of common stock options	-	-	-	-	48	1	761	762	-	762
Acquisition of noncontrolling interests	-	-	-	-	-	-	887	887	(10,589)	(9,702)
Amortization of equity awards	-	-	-	-	-	-	4,440	4,440	-	4,440
Balance, March 31, 2011	$(574,739)	$(7,382)	954	$954	406,852	$4,069	$5,479,817	$4,902,719	$216,931	$5,119,650

Balance, January 1, 2012	$(702,999)	$(107,660)	954	$954	406,938	$4,069	$5,492,022	$4,686,386	$193,757	$4,880,143

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	822	822

Comprehensive income:
Net income	53,638	-	-	-	-	-	-	53,638	5,510	59,148
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	-	1,159	-	-	-	-	-	1,159	-	1,159
Change in unrealized gain on interest rate swaps	-	193	-	-	-	-	-	193	-	193
Change in foreign currency translation adjustment	-	50,911	-	-	-	-	-	50,911	3,267	54,178
Comprehensive income

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(1,582)	(1,582)
Dividends ($0.19 per common share; $0.4156 per Class F Depositary Share, $0.4844 per Class G Depositary Share, $0.4313 per Class H Depositary Share and $0.0458 per Class I Depositary Share, respectively)	(92,887)	-	-	-	-	-	-	(92,887)	-	(92,887)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(5,362)	(5,362)
Issuance of common stock	-	-	-	-	1,093	11	18,055	18,066	-	18,066
Issuance of preferred stock	-	-	16	16	-	-	387,214	387,230	-	387,230
Surrender of common stock	-	-	-	-	(53)	-	(1,023)	(1,023)	-	(1,023)
Repurchase of common stock	-	-	-	-	(1,385)	(14)	(26,082)	(26,096)	-	(26,096)
Exercise of common stock options	-	-	-	-	320	3	4,767	4,770	-	4,770
Amortization of equity awards	-	-	-	-	-	-	4,815	4,815	-	4,815
Balance, March 31, 2012	$(742,248)	$(55,397)	970	$970	406,913	$4,069	$5,879,768	$5,087,162	$196,412	$5,283,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011

Cash flow from operating activities:
Net income	$59,148	$32,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,885	66,332
Loss on operating/development properties held for sale/sold/transferred	-	415
Impairment charges	9,563	2,778
Gain on sale of operating properties	(11,979)	(164)
Equity in income of joint ventures, net	(36,746)	(12,345)
Equity in income from other real estate investments, net	(11,027)	(5,504)
Distributions from joint ventures and other real estate investments	60,453	29,743
Cash retained from excess tax benefits	-	(37)
Change in accounts and notes receivable	13,563	(8,951)
Change in accounts payable and accrued expenses	17,215	14,577
Change in other operating assets and liabilities	(8,201)	(4,024)
Net cash flow provided by operating activities	156,874	114,842

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(142,187)	(38,139)
Acquisition of and improvements to real estate under development	(47)	(6,902)
Proceeds from sale/repayments of marketable securities	84	8,534
Investments and advances to real estate joint ventures	(40,090)	(48,466)
Reimbursements of advances to real estate joint ventures	42,267	13,736
Other real estate investments	(2,553)	(1,080)
Reimbursements of advances to other real estate investments	6,024	9,899
Collection of mortgage loans receivable	1,635	1,018
Other investments	(436)	(115)
Reimbursements of other investments	8,235	361
Proceeds from sale of operating properties	94,589	533
Proceeds from sale of development properties	-	7,373
Net cash flow used for investing activities	(32,479)	(53,248)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(81,048)	-
Principal payments on rental property debt	(6,312)	(5,942)
Principal payments on construction loan financings	-	(135)
Proceeds from mortgage/construction loan financings	6,276	1,385
(Repayment)/borrowings under unsecured revolving credit facilities, net	(185,570)	64,714
Financing origination costs	(158)	(290)
Redemption of noncontrolling interests	(1,912)	(9,702)
Dividends paid	(92,158)	(89,501)
Cash retained from excess tax benefits	-	37
Proceeds from issuance of stock	392,001	724
Repurchase of common stock	(26,096)	-
Net cash flow provided by/(used for) financing activities	5,023	(38,710)

Change in cash and cash equivalents	129,418	22,884

Cash and cash equivalents, beginning of period	112,882	125,154
Cash and cash equivalents, end of period	$242,300	$148,038

Interest paid during the period (net of capitalized interest of $627 and $2,735, respectively)	$36,611	$43,123

Income taxes paid during the period	$626	$113

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and Subsidiaries, (the “Company”). The Company’s Subsidiaries includes subsidiaries which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information furnished in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2011 Annual Report on Form 10-K for the year ended December 31, 2011 ("10-K"), as certain disclosures in the Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements (see Footnote 20).

Income Taxes -

The Company elected status as a Real Estate Investment Trust (a “REIT”) for federal income tax purposes beginning in its taxable year ended December 31, 1991 and operates in a manner that enables the Company to maintain its status as a REIT.  As a REIT, the Company must distribute at least 90 percent of its taxable income and will not pay federal income taxes on the amount distributed to its shareholders.  Therefore, the Company is not subject to federal income taxes if it distributes 100 percent of its taxable income.   Most states, where the Company holds investments in real estate, conform to the federal rules recognizing REITs.  Certain subsidiaries have made a joint election with the Company to be treated as taxable REIT subsidiaries (“TRS”), which permit the Company to engage in certain business activities in which the REIT may not conduct directly.  A TRS is subject to federal and state income taxes on the income from these activities and the Company includes a provision for taxes in its condensed consolidated financial statements.  The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S.

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended March 31,
	2012	2011
Computation of Basic Earning Per Share:

Income from continuing operations	$53,608	$30,759
Net income attributable to noncontrolling interests	(5,510)	(3,059)
Discontinued operations attributable to noncontrolling interests	2,223	106
Preferred stock dividends	(15,574)	(14,841)
Income from continuing operations available to the common shareholders	34,747	12,965
Earnings attributable to unvested restricted shares	(338)	(171)
Income from continuing operations attributable to common shareholders	34,409	12,794
Income from discontinued operations attributable to the Company	3,317	1,157
Net income attributable to the Company’s common shareholders for basic earnings per share	$37,726	$13,951

Weighted average common shares outstanding	406,272	406,440

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.08	$0.03
Income from discontinued operations	0.01	-
Net income	$0.09	$0.03

Computation of Diluted Earning Per Share:
Income from continuing operations attributable to common shareholders	$34,409	$12,794
Income from discontinued operations attributable to the Company	3,317	1,157
Net income/(loss) attributable to common shareholders for diluted earnings per share	$37,726	$13,951

Weighted average common shares outstanding – basic	406,272	406,440
Effect of dilutive securities(a):
Equity awards	1,007	921
Shares for diluted earnings per common share	407,279	407,361

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.08	$0.03
Income from discontinued operations	0.01	-
Net income	$0.09	$0.03

(a)
For the three months ended March 31, 2012 and 2011, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.  Additionally, there were approximately 14,520,258 and 13,771,687 stock options that were not dilutive at March 31, 2012 and 2011, respectively.

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

New Accounting Pronouncements -

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Fair Value Measurements and Disclosures (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04").  ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements.  Specifically, the guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets whereas they are not relevant when measuring the fair value of financial assets and liabilities.  Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs will be required. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed.  ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is to be applied prospectively.  The Company’s adoption of this guidance did not have a material impact on its financial statement presentation.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB deferred portions of this update in its issuance of ASU 2011-12 Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. The amendment requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted, but full retrospective application is required. The adoption of ASU 2011-05 and ASU 2011-12 did not have a material impact on the Company’s financial statement presentation.

In November 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU 2011-10”). ASU 2011-10 requires a parent company that ceases to have a controlling financial interest in a subsidiary that is in substance real estate because the subsidiary has defaulted on its nonrecourse debt to use the FASB’s Real Estate guidance to determine whether to derecognize the in substance real estate entities.  ASU 2011-10 is effective for reporting periods beginning on or after June 15, 2012.  The adoption of ASU 2011-10 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB released ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU 2011-11 are effective for reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s financial statement disclosures.

Reclassifications –

The Company made the following reclassifications to the Company’s 2011 Condensed Consolidated Balance Sheets to conform to the 2012 presentation: (i) a reclassification of amounts relating to leasing commissions from Operating real estate and Real estate under development to Other assets.

2. Operating Property Activities

Acquisitions -

During the three months ended March 31, 2012, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA*
Woodbridge S.C.	Sugarland, TX	Jan-12	$9,000	$-	$9,000	97
Bell Camino Center	Sun City, AZ	Jan-12	4,185	4,210	8,395	63
Olympia West Outparcel	Olympia, WA	Feb-12	1,200	-	1,200	6
Frontier Village (1)	Lake Stevens, WA	Mar-12	12,231	30,900	43,131	195
Silverdale S.C. (1)	Silverdale, WA	Mar-12	8,335	24,000	32,335	170
31 parcels (2)	Various	Jan-12	30,753	-	30,753	83
1 parcels (3)	Duncan, SC	Jan-12	1,048	-	1,048	3
30 parcels (2)	Various	Mar-12	39,493	-	39,493	107
1 parcels (3)	Peru, IL	Mar-12	995	-	995	4
			$107,240	$59,110	$166,350	728

* Gross leasable area ("GLA")

(1)
These properties were acquired from a joint venture in which the Company has a 15% noncontrolling interest.  The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as such recognized an aggregate gain of approximately $2.0 million from the fair value adjustment associated with its original ownership due to a change in control which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

(2)	Acquired an aggregate of 61 parcels net leased to restaurants through a consolidated joint venture, in which the Company has a 99.1% controlling interest.
(3)	Acquired an aggregate of two parcels net leased to restaurants through a consolidated joint venture, in which the Company has a 92.0% controlling interest

The aggregate purchase price of the properties acquired during the three months ended March 31, 2012 has been allocated as follows (in thousands):

Land	$50,678
Buildings	89,916
Above Market Rents	3,638
Below Market Rents	(4,942)
In-Place Leases	6,264
Building Improvements	19,219
Tenant Improvements	4,810
Mortgage Fair Value Adjustment	(3,233)
$166,350

Dispositions –

During the three months ended March 31, 2012, the Company disposed of 15 operating properties and two outparcels for an aggregate sales price of approximately $100.2 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of approximately $11.8 million and impairment charges of approximately $2.1 million.

Additionally, during the three months ended March 31, 2012, the Company disposed of a land parcel located in Bronx, NY for a sales price of approximately $2.5 million and recognized an impairment charge of approximately $0.1 million related to this transaction. The Company provided seller financing for this property for approximately $1.75 million, which bears interest at a rate of 6.5% for the first six months and 7.5% for the remaining term and is scheduled to mature in November 2012.  The Company evaluated this transaction pursuant to the FASB’s real estate sales guidance and concluded sale recognition.

Also, during the three months ended March 31, 2012, the Company sold a land parcel in San Juan del Rio, Mexico for a sales price of approximately 24.3 million Mexican Pesos (“MXN”) (approximately USD $1.9 million).  The Company recognized a gain of approximately 5.7 million MXN (approximately USD $0.4 million) on this transaction.  In addition, the Company sold an out parcel from a ground-up development project for a sales price of approximately $0.8 million and recognized a gain of approximately $0.2 million on this transaction.

Impairment of Property Carrying Value -

During the three months ended March 31, 2012, the Company recognized aggregate impairment charges of approximately $4.1 million relating to its investment in four operating properties.  The aggregate book value of these properties was approximately $20.4 million. The estimated aggregate fair value of these properties is based upon purchase price offers aggregating approximately $16.3 million (see Footnote 13).

3. Discontinued Operations

The Company reports as discontinued operations, properties held-for-sale as of the end of the current period and assets sold during the period. The results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Income under the caption Discontinued operations.  This reporting has resulted in certain reclassifications of 2011 financial statement amounts.

The components of income and expense relating to discontinued operations for the three months ended March 31, 2012 and 2011 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2012 and 2011 and the operations for the applicable period for those assets classified as held-for-sale as of March 31, 2012 (in thousands):

	Three Months Ended March 31,
	2012	2011
Discontinued operations:
Revenues from rental property	$1,262	$9,665
Rental property expenses	(1,285)	(2,918)
Depreciation and amortization	(787)	(2,682)
Interest expense	26	(189)
Income from other real estate investments	3	275
Other (expense)/income, net	(89)	127
(Loss)/income from discontinued operating properties, before income taxes	(870)	4,278
Impairment of property carrying values	(5,488)	(3,193)
Gain on disposition of operating properties	11,979	163
(Provision)/benefit for income taxes, net	(81)	15
Income from discontinued operating properties	5,540	1,263
Net income attributable to noncontrolling interests	(2,223)	(106)
Income from discontinued operations attributable to the Company	$3,317	$1,157

During 2012, the Company classified as held-for-sale an operating property, comprising approximately 0.2 million square feet of GLA.  The book value of this property was approximately $12.0 million, net of accumulated depreciation of $4.6 million.  The Company recognized an impairment charge of approximately $3.4 million on this property. The Company’s determination of the fair value of this property, approximately $8.6 million, was based upon an executed contract of sale with a third party (see Footnote 13).  This property is included in Other assets on the Company’s Condensed Consolidated Balance Sheets. In addition, the Company completed the sale of two operating properties and one land parcel during the three months ended March 31, 2012 which were classified as held for sale during 2011 (these dispositions are included in Footnote 2 above).

4. Ground-Up Development

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of March 31, 2012, the Company had a total of four ground-up development projects, consisting of (i) two projects located in the U.S., (ii) one project located in Mexico and (iii) one project located in Peru.

5. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at March 31, 2012 and December 31, 2011 and the Company’s share of income/(loss) for the three months ended March 31, 2012 and 2011 (in millions, except number of properties):

As of and for the three months ended March 31, 2012
Venture	Average Ownership Interest	Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.00%	62	10.7	$2,750.0	$161.3	$2.0
Kimco Income Opportunity Portfolio (“KIR”) (2)	45.00%	59	12.6	1,556.2	152.3	6.0
UBS Programs (2)*	17.90%	41	5.8	1,315.7	60.7	(0.2)
BIG Shopping Centers (2)*	37.70%	23	3.8	557.8	39.4	(0.7)
The Canada Pension Plan Investment Board (“CPP”) (2)	55.00%	6	2.4	430.4	139.0	1.3
Kimco Income Fund (2)	15.20%	12	1.5	281.4	12.5	0.8
SEB Immobilien (2)	15.00%	13	1.8	360.5	1.9	0.1
Other Institutional Programs (2)	Various	65	4.4	742.7	32.8	5.0
RioCan	50.00%	45	9.3	1,363.2	78.8	5.2
Intown (3)	-	138	N/A	833.0	89.4	0.5
Latin America	Various	130	17.9	1,198.7	330.8	2.7
Other Joint Venture Programs (4) (5) (6) (7)	Various	91	13.2	1,934.5	317.4	14.0
Total		685	83.4	$13,324.1	$1,416.3	$36.7

As of December 31, 2011						For the three months ended March 31, 2011
Venture	Average Ownership Interest	Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.00%	63	10.9	$2,781.4	$151.9	$(2.6)
Kimco Income Opportunity Portfolio (“KIR”) (2)	45.00%	59	12.6	1,556.6	151.4	5.1
UBS Programs (2)*	17.90%	42	5.9	1,330.5	61.3	0.5
BIG Shopping Centers (2)*	37.60%	23	3.7	557.4	41.2	(0.6)
The Canada Pension Plan Investment Board (“CPP”) (2)	55.00%	6	2.4	430.0	140.6	1.1
Kimco Income Fund (2)	15.20%	12	1.5	281.1	12.1	0.3
SEB Immobilien (2)	15.00%	13	1.8	360.5	2.1	0.1
Other Institutional Programs (2)	Various	67	4.7	804.4	33.7	0.4
RioCan	50.00%	45	9.3	1,367.0	62.2	4.9
Intown (3)	-	138	N/A	829.9	90.8	(1.0)
Latin America	Various	130	17.9	1,145.8	318.0	2.8
Other Joint Venture Programs	Various	92	13.7	2,016.5	338.9	1.3
Total		690	84.4	$13,461.1	$1,404.2	$12.3

*	Ownership % is a blended rate

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
(4)
During the three months ended March 31, 2012, two joint ventures in which the Company holds noncontrolling interests sold two properties for an aggregate sales price of approximately $118.0 million.  The Company received distributions of approximately $18.5 million and recognized an aggregate gain of approximately $8.3 million.

(5)
During the three months ended March 31, 2012, a joint venture in which the Company holds a noncontrolling interest sold two encumbered operating properties to the Company for an aggregate sales price of approximately $75.5 million.  The Company recognized promote income of approximately $2.6 million.

(6)
During 2012, the Company amended one of its Canadian preferred equity investment agreements to restructure the investment as pari passu joint venture in which the Company holds a noncontrolling interest.  As a result of this transaction, the Company continues to account for its investment in this joint venture under the equity method of accounting and includes this investment in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets.

(7)
During the three months ended March 31, 2012, a joint venture in which the Company holds a noncontrolling interest sold an operating property for a sales price of approximately $62.0 million, which resulted in no gain or loss recognized.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2012 and December 31, 2011 (in millions, except weighted average remaining term):

	As of March 31, 2012			As of December 31, 2011
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**
KimPru and KimPru II	$1,094.8	5.57%	52.8	$1,185.2	5.59%	52.6
KIR	936.8	5.74%	80.0	911.5	5.89%	75.6
UBS Programs	708.7	5.67%	44.5	718.9	5.66%	47.4
BIG Shopping Centers	444.3	5.52%	52.4	444.5	5.52%	57.4
CPP	165.7	4.45%	24.0	166.3	4.45%	27.0
Kimco Income Fund	163.9	5.45%	29.7	164.7	5.45%	32.7
SEB Immobilien	243.7	5.34%	58.9	243.7	5.34%	61.9
RioCan	979.5	5.53%	43.0	925.0	5.66%	43.3
Intown	620.2	5.08%	36.6	621.8	5.09%	39.6
Other Institutional Programs	457.7	4.94%	41.6	514.4	4.90%	45.4
Other Joint Venture Programs	1,706.3	5.70%	59.3	1,804.7	5.60%	56.9
Total	$7,521.6			$7,700.7

** Average Remaining Term includes extensions

Prudential Investment Program -

 During the three months ended March 31, 2012, a third party mortgage lender foreclosed on an operating property for which KimPru had previously taken an impairment charge during 2011.  As a result of this foreclosure, KimPru recognized an additional impairment of approximately $0.8 million.  The Company’s share of this impairment was approximately $0.1 million, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

UBS Programs (“KUBS”) –

During the three months ended March 31, 2012, KUBS recognized an impairment charge of approximately $5.5 million relating to an operating property which was classified as held-for-sale.  KUBS’s determination of the fair value for this property, approximately $11.3 million, was based upon a contract of sale with a third party.  The Company’s share of this impairment is approximately $0.8 million and is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

6. Other Real Estate Investments

Preferred Equity Capital -

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program. As of March 31, 2012, the Company’s net investment under the Preferred Equity program was approximately $309.4 million relating to 522 properties, including 397 net leased properties.  During the three months ended March 31, 2012, the Company earned approximately $10.2 million from its preferred equity investments, including $3.7 million in profit participation earned from eight capital transactions.  During the three months ended March 31, 2011, the Company earned approximately $4.9 million from its preferred equity investments, including $0.5 million in profit participation earned from three capital transactions.

During the three months ended March 31, 2012, the Company, amended one of its preferred equity agreements to restructure its investment, into a pari passu joint venture investment in which the Company holds a noncontrolling interest.  As a result of the amendment, the Company continues to account for this investment under the equity method of accounting and from the date of the amendment will include this investment in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets.

7. Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at March 31, 2012, are three consolidated entities that are VIEs, for which the Company is the primary beneficiary.   All of these entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At March 31, 2012, total assets of these VIEs were approximately $84.5 million and total liabilities were approximately $0.3 million.  The classification of these assets is primarily within real estate and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at March 31, 2012 are two entities that are VIEs, for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

           At March 31, 2012, total assets of these ground-up development VIEs were approximately $87.2 million and total liabilities were approximately $0.2 million. The classification of these assets is primarily within real estate under development and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating approximately $33.4 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at March 31, 2012, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

The Company’s investment in this VIE was approximately $33.9 million as of March 31, 2012, which is included in Real estate under development in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $52.3 million, which primarily represents the Company’s current investment and estimated future funding commitments of approximately $18.4 million.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

8. Mortgages and Other Financing Receivables:

Mortgages and other financing receivables consist of loans acquired and loans originated by the Company. Borrowers of these loans are primarily experienced owners, operators or developers of commercial real estate.  The Company’s loans are primarily mortgage loans that are collateralized by real estate. As such, the Company believes that the credit quality indicator for each of its mortgage loans is the value of the underlying real estate. Loan receivables are recorded at stated principal amounts, net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgages and other loans purchased are amortized or accreted over the life of the related loan receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them as an adjustment of the loan’s yield over the term of the related loan. Interest income on performing loans is accrued as earned. A loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. Generally, loans 90 days or more past due are placed on non-accrual status unless there is sufficient collateral to assure collectability of principal and interest. Upon the designation of non-accrual status, all unpaid accrued interest is reversed against current income. Interest income on non-performing loans is generally recognized on a cash basis. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms. The Company evaluates the collectability of both interest and principal for each loan during each reporting period to determine whether a loan is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral if the loan is collateralized. The Company does not provide for an additional allowance for loan losses based on the grouping of loans as the Company believes the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of the Company’s loans are evaluated individually for impairment purposes.  The Company feels it is not practical to estimate the fair value of each receivable as quoted market prices are not available.  The cost of obtaining an independent valuation on these assets is deemed excessive considering the materiality of total receivables.

As of March 31, 2012, the Company had six loans aggregating approximately $45.8 million which were in default from nonpayment of interest only or principal and interest. The Company has placed five of these loans totaling $22.9 million on non-accrual status with respect to the recognition of interest income starting from each loan’s nonperformance date. Nonperformance dates for these loans range from 6 years to 18 months. The remaining loan of approximately $22.9 million was 60 days past due and continues to accrue interest. The Company assessed each of these six loans and determined that the estimated fair value of the underlying collateral exceeded the respective carrying values as of March 31, 2012.

9. Marketable Securities and Other Investments

At March 31, 2012, the Company’s investment in marketable securities was approximately $34.6 million which includes an aggregate unrealized gain of approximately $17.4 million relating to marketable equity security investments.

10. Mortgages Payable

During the three months ended March 31, 2012, the Company assumed approximately $62.3 million of individual non-recourse mortgage debt relating to the acquisition of three operating properties, including an increase of approximately $3.2 million associated with fair value debt adjustments and paid off approximately $82.3 million of mortgage debt that encumbered seven properties.

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest, which mature at various dates through 2031. Interest rates range from LIBOR (approximately 0.24% as of March 31, 2012) to 9.75% (weighted-average interest rate of 6.25% as of March 31, 2012).  The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $10.9 million, as of March 31, 2012, were approximately as follows (in millions): 2012, $108.5; 2013, $129.0; 2014, $224.8; 2015, $110.6; 2016, $233.3; and thereafter, $241.6.

11. Construction Loans

As of March 31, 2012, the Company had two construction loans with total loan commitments aggregating approximately $68.6 million, of which approximately $41.4 million has been funded. These loans are scheduled to mature in 2014 and 2035 and bear interest at rates of 4.01% and 5.72%.  These construction loans are collateralized by the respective projects and associated tenants’ leases.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2012 and March 31, 2011 (amounts in thousands):

	2012	2011
Balance at January 1,	$95,074	$95,060
Fair market value amortization	-	14
Balance at March 31,	$95,074	$95,074

13. Fair Value Measurements

All financial instruments of the Company are reflected in the accompanying Condensed Consolidated Balance Sheets at amounts which, in management’s estimation based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values except those listed below, for which fair values are reflected.  The valuation method used to estimate fair value for fixed-rate and variable-rate debt and noncontrolling interests relating to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries of the Company is based on discounted cash flow analyses, with assumptions that include credit spreads, market yield curves, trading activity, loan amounts and debt maturities.  The fair values for marketable securities are based on published, securities dealers’ estimated market values or comparable market sales.  Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable Securities (1)	$34,643	34,961	$33,540	$33,908

Notes Payable (2)	$2,813,459	2,997,752	$2,983,886	$3,136,728

Mortgages Payable (3)	$1,058,661	1,165,701	$1,085,371	$1,166,116

Construction Loans Payable (3)	$41,438	46,894	$45,128	$49,345
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027)	$1,850	1,850	$2,654	$5,044

(1) Approximately $31.7 million of these assets were classified within Level 1 of the fair value hierarchy and the remaining $2.9 million were classified within Level 3 of the fair value hierarchy.
(2) The Company determined that its valuation of these Notes payable was classified within Level 2 of the fair value hierarchy.
(3) The Company determined that its valuation of these liabilities was classified within Level 3 of the fair value hierarchy.

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities and derivatives. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of  March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2012	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$31,574	$31,574	$-	$-
Liabilities:
Interest rate swaps	$144	$-	$144	$-

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$30,462	$30,462	$-	$-
Liabilities:
Interest rate swaps	$222	$-	$222	$-

Assets measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	Balance at March 31, 2012	Level 1	Level 2	Level 3
Assets:
Real estate	$24,984	$-	$-	$24,984

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Real Estate	$5,289	$-	$-	$5,289
Other real estate investments (1)	$9,041	$-	$9,041	$-

(1) Amount respresents investment in a mutual fund for which fair value was determined based on net asset value.

During the three months ended March 31, 2012, the Company recognized impairment charges of approximately $9.6 million (approximately $5.5 million of which is included in discontinued operations) relating to adjustments to property carrying values. The Company’s estimated fair values relating to these impairment assessments were primarily based upon estimated sales prices from third party offers, without adjustments. The Company does not have access to unobservable inputs used by these third parties to determine the fair value used by the Company.  Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

14. Financial Instruments – Derivatives and Hedging

The Company is exposed to certain risk arising from both economic conditions and its business operations . The Company principally manages its exposures to a wide variety of business and operational risk through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may use derivatives to manage exposures that arise from changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

Cash Flow Hedges of Interest Rate Risk -

 The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps and interest rate caps with major financial institutions. The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During three months ended March 31, 2012 and 2011, the Company had no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to cash flow hedges of interest rate risk will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the remainder of 2012, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.

As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Derivatives Designated As Hedging Instruments	Number of Instruments	Notional (in millions)
Interest Rate Caps	2	$80.4
Interest Rate Swaps	1	$20.7

The fair value of these derivative financial instruments classified as liabilities was $0.1 million and $0.2 million as of March 31, 2012 and December 31, 2011, respectively, and is included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

15. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Acquisition of real estate interests by assumption of mortgage debt	$59,110	$15,445
Issuance of restricted common stock	$18,066	$4,035
Surrender of restricted common stock	$(1,023)	$-
Disposition of real estate through the issuance of an unsecured obligation	$1,750	$-
Declaration of dividends paid in succeeding period	$92,887	$88,074

16. Preferred Stock

During March 2012, the Company issued 16,000,000 Depositary Shares (the "Class I Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 6.00% Class I Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class I Preferred Stock"). Dividends on the Class I Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.00% per annum based on the $25.00 per share initial offering price, or $1.50 per annum.  The Class I Depositary Shares are redeemable, in whole or part, for cash on or after March 20, 2017, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class I Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of approximately $388.1 million are for general corporate purposes, including to reduce borrowings outstanding under the Company’s revolving credit facility and to redeem shares of the Company’s preferred stock when they become redeemable at the Company’s option.

The Company’s Class I Preferred Stock, Class H Preferred Stock, Class G Preferred Stock and Class F Preferred Stock rank pari passu as to voting rights, priority for receiving dividends and liquidation preference.

As to any matter on which the Class I Preferred Stock may vote, including any action by written consent, each share of Class I Preferred Stock shall be entitled to 1,000 votes, each of which 1,000 votes may be directed separately by the holder thereof.  With respect to each share of Class I Preferred Stock, the holder thereof may designate up to 1,000 proxies, with each such proxy having the right to vote a whole number of votes (totaling 1,000 votes per share of Class I Preferred Stock). As a result, each Class I Depositary Share is entitled to one vote.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, preferred stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $250.00 Class F Preferred Stock per share, $2,500.00 Class G Preferred Stock per share, $2,500.00 Class H Preferred Stock per share and $25,000.00 Class I Preferred per share ($25.00 per each Class F, Class G, Class H and Class I Depositary Share), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other capital stock that ranks junior to the preferred stock as to liquidation rights.

17. Incentive Plans

The Company maintains two equity participation plans, the Second Amended and Restated 1998 Equity Participation Plan (the “Prior Plan”) and the 2010 Equity Participation Plan (the “2010 Plan”) (collectively, the “Plans”).  The Prior Plan provides for a maximum of 47,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options and restricted stock grants.  Effective May 1, 2012, the 2010 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options and other awards, plus the number of shares of common stock which are or become available for issuance under the Prior Plan and which are not thereafter issued under the Prior Plan, subject to certain conditions.  Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plans generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant.  Restricted stock grants generally vest (i) 100% on the fourth or fifth anniversary of the grant, (ii) ratably over three or four years (iii) over three years at 50% after two years and 50% after the third year or (iv) over ten years at 20% per year commencing after the fifth year.  Performance share awards may provide a right to receive shares of restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors.  In addition, the Plans provide for the granting of certain options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company recognized expense associated with its equity awards of approximately $7.1 million and $5.6 million for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, the Company had approximately $43.1 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 4.2 years.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During the three months ended March 31, 2012, the Company repurchased approximately 1.4 million shares of the Company’s common stock for approximately $26.1 million, of which $4.8 million was provided to the Company from options exercised.

During the three months ended March 31, 2012, the Company expensed approximately $2.8 million relating to severance costs associated with employees that had been terminated during 2012.  Approximately $2.5 million of these severance costs related to the departure of an executive officer during January 2012.

18. Taxable REIT Subsidiaries (“TRS”)

The Company is subject to federal, state and local income taxes on the income from its TRS activities, which include Kimco Realty Services ("KRS"), a wholly owned subsidiary of the Company, the consolidated entities of FNC Realty Corporation (“FNC”) and Blue Ridge Real Estate Company/Big Boulder Corporation.  The Company is also subject to local non-U.S. taxes on certain investments located outside the U.S.

Income taxes have been provided for on the asset and liability method as required by the FASB’s Income Taxes guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the taxable assets and liabilities.

The Company’s deferred tax assets and liabilities, which are included in the caption Other assets and Other liabilities on the accompanying Condensed Consolidated Balance Sheets, at March 31, 2012 and December 31, 2011, were as follows (in thousands):

	March 31, 2012	December 31, 2011
Deferred tax assets:
Tax/GAAP basis differences	$67,069	$66,177
Net operating losses	46,936	47,719
Related party deferred loss	7,577	7,577
Tax credit carryforwards	3,537	3,537
Capital loss carryforwards	364	364
Non-U.S. tax/GAAP basis differences	68,499	63,610
Valuation allowance – U.S.	(33,783)	(33,783)
Valuation allowance – Non-U.S.	(37,999)	(32,737)
Total deferred tax assets	122,200	122,464
Deferred tax liabilities – U.S.	(11,496)	(11,434)
Deferred tax liabilities – Non-U.S.	(18,677)	(16,085)
Net deferred tax assets	$92,027	$94,945

As of March 31, 2012, the Company had net deferred tax assets of approximately $92.0 million comprised of (i) $55.5 million relating to the difference between the basis of accounting for federal and state income tax reporting and GAAP reporting for real estate assets, joint ventures, and other investments, net of $11.5 million of deferred tax liabilities, (ii) $6.0 million and $7.2 million for the tax effect of net operating loss carryovers within KRS and FNC, respectively, net of a valuation allowance within FNC of $33.8 million, (iii) $7.6 million for losses deferred for federal and state income tax purposes for transactions with related parties, (iv) $3.5 million for tax credit carryovers, (v) $0.4 million for capital loss carryovers, and (vi) $11.8 million of  deferred tax assets related to its investments in Canada and Latin America, net of a valuation allowance of $38.0 million and deferred tax liabilities of $18.7 million.  General business tax credit carryovers of $2.2 million within KRS expire during taxable years from 2027 through 2030, and alternative minimum tax credit carryovers of $1.3 million that do not expire.

As of March 31, 2012, the Company determined that no valuation allowance was needed against a $71.5 million net deferred tax asset within KRS.  The Company based its determination on an analysis of both positive evidence, which included future projected income for KRS and negative evidence, which consisted of a three year cumulative pre-tax book loss for KRS.  The cumulative loss was primarily the result of significant impairment charges taken by KRS during 2009.  The analysis showed that KRS will more likely than not realize its net deferred tax asset of $71.5 million.  If future income projections do not occur as forecasted, or if KRS incurs additional significant impairment losses and does not have sufficient future earnings, the Company will reevaluate the need for a valuation allowance.

The Company’s investments in Latin America are made through individual entities which are subject to local, non-U.S. taxes. The Company assesses each entity to determine if deferred tax assets are more likely than not realizable. This assessment primarily includes an analysis of cumulative earnings and the determination of future earnings to the extent necessary to fully realize the individual deferred tax asset.  Based on this analysis the Company has determined that a full valuation allowance is required for entities which have a three-year cumulative book loss and for which future earnings are not readily determinable. In addition, the Company has determined that no valuation allowance is needed for entities that have three-years of cumulative book income and future earnings are anticipated to be sufficient to more likely than not realize their deferred tax assets. At March 31, 2012, the Company had total deferred tax assets of $43.8 million relating to its Latin American investments with an aggregate valuation allowance of $38.0 million.

The Company’s deferred tax assets in Canada result principally from depreciation deducted under generally accepted accounting principles that exceed capital cost allowances claimed under Canadian tax rules.  The deferred tax asset will naturally reverse upon disposition as the tax basis will be greater than the basis of the assets under generally accepted accounting principles.

Uncertain Tax Positions:

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico.  The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities.  The Company is currently under audit by the Canadian Revenue Agency, Mexican Tax Authority and the U.S. Internal Revenue Service (“IRS”).  On March 30, 2012, the IRS issued a notice of proposed assessment, which proposes pursuant to Section 482 of the Internal Revenue Code, as amended (the “Code”), to disallow a capital loss claimed by KRS on the disposition of common shares of Valad Property Ltd., an Australian publicly listed company.  Because the adjustment is being made pursuant to Section 482 of the Code, the IRS may assert a 100 percent “penalty” tax pursuant to Section 857(b)(7) of the Code in lieu of disallowing the capital loss deduction.  The notice of proposed assessment issued to the Company and KRS impose the 100 percent penalty tax in the amount of approximately $40.9 million and disallows the capital loss, respectively.  The Company strongly disagrees with the IRS’ position on the application of Section 482 of the Code to the disposition of the shares, the imposition of the 100 percent penalty tax and the simultaneous assertion of the penalty tax and disallowance of the capital loss deduction.  The Company intends to timely file a written protest in response including a request for an IRS Appeals Office conference.  The IRS granted a 30 day extension to May 30, 2012 to file the written protest.  The Company intends to vigorously defend its position in this matter and believes it will prevail.

Resolutions of these audits are not expected to have a material effect on the Company’s financial statements.   The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

19. Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the three months ended March 31, 2012.  The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, adjusted to give effect to these transactions at the beginning of 2011.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations, amounts presented in millions, except per share figures.

	Three Months Ended March 31,
	2012	2011

Revenues from rental property	$223.2	$217.4
Net income	$51.5	$32.0
Net income available to the Company’s common shareholders	$30.4	$14.1

Net income available to the Company’s common shareholders per common share:
Basic	$0.07	$0.03
Diluted	$0.07	$0.03

20. Subsequent Events

During April 2012, the Company obtained a new $400.0 million unsecured term loan with a consortium of banks, which accrues interest at LIBOR plus 105 basis points.  The term loan is scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017. Proceeds from this term loan will be used for general corporate purposes including the repayment of upcoming debt maturities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) risks related to our international operations, (viii) the availability of suitable acquisition and disposition opportunities, (ix) valuation of joint venture investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common stock, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges and (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and the risk factors discussed in Part II, Item 1A. included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, Accordingly, there is no assurance that the Company’s expectations will be realized.

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of March 31, 2012, the Company had interests in 930 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 136.2 million square feet of gross leasable area (“GLA”) and 898 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling approximately 225.6 million square feet of GLA, for a grand total of 1,828 properties aggregating 361.8 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

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

The Company’s vision is to be the premier owner and operator of shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through investments in North America.  This vision has entailed a shift away from non-retail assets that the Company currently holds including, non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties.  As such, the Company’s plan is to sell these non-retail assets.  In addition, the Company has an active capital recycling program of selling retail assets deemed non-strategic. The Company continues to be committed to broadening its institutional management business by selectively forming joint ventures with high quality domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers.

Funds from Operations

Funds From Operations (“FFO”) is a supplemental non-GAAP measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income/(loss) attributable to common shareholders computed in accordance with generally accepted accounting principles (“GAAP”), excluding (i) gains or losses from sales of operating real estate assets and (ii) extraordinary items, plus (iii) depreciation and amortization of operating properties and (iv) impairment of depreciable real estate and in substance real estate equity investments and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect funds from operations on the same basis.

The Company presents FFO as it considers it an important supplemental measure of our operating performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting results. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

The Company also presents FFO as adjusted as an additional supplemental measure as it believes it is more reflective of the Company’s core operating performance. The Company believes FFO as adjusted provides investors and analysis an additional measure in comparing the Company’s performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. FFO as adjusted is generally calculated by the Company as FFO excluding certain transactional income and expenses and non-operating impairments which management believes are not reflective of the results within the Company’s operating real estate portfolio.

FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performances, which does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative for net income as a measure of liquidity.  Our method of calculating FFO and FFO as adjusted may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2012		2011
Net income available to common shareholders	$38,064		$14,122
Gain on disposition of operating property, net of noncontrolling interests	(9,390)		(163)
Gain on disposition of joint venture operating properties	(10,424)		-
Depreciation and amortization - real estate related	63,664		65,604
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	34,042		34,654
Remeasurement of derivative instrument	-		873
Impairments of operating properties, net of tax and noncontrolling interests	10,293		6,939
FFO	126,249		122,029
Transactional (income)/expense:
Promote income from other real estate investments	(3,649)		130
Promote income from real estate joint ventures	(2,856)		-
Gains from land sales	(515)		(276)
Income from other real estate investments	-		(186)
Foreign currency exchange gains	-		(839)
Acquisition costs	3,929		578
Executive severance costs	2,472		-
Other expense, net	258		(258)
Total transactional income, net	(361)		(851)
FFO as adjusted	$125,888		$121,178

Weighted average shares outstanding for FFO calculations:
Basic	406,272		406,440
Units	1,531		1,529
Dilutive effect of equity awards	2,378		920
Diluted	410,181	(1)	408,889	(1)

FFO per common share – basic	$0.31		$0.30
FFO per common share – diluted	$0.31	(1)	$0.30	(1)
FFO as adjusted per common share – basic	$0.31		$0.30
FFO as adjusted per common share – diluted	$0.31	(1)	$0.30	(1)

(1)
For the three months ended March 31, 2012 and 2011, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

Results of Operations

Comparison of the three months ended March 31, 2012 to 2011

	Three Months Ended
	March 31,
	2012	2011	Increase	% change
	(amounts in millions)

Revenues from rental property (1)	$221.9	$215.5	$6.4	3.0%

Rental property expenses: (2)
Rent	$3.3	$3.3	$0.0	0.0%
Real estate taxes	29.8	29.7	0.1	0.3%
Operating and maintenance	28.2	32.9	(4.7)	(14.3)%
	$61.3	$65.9	$(4.6)	(7.0)%

Depreciation and amortization (3)	$64.1	$63.7	$0.4	0.6%

(1)
Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2012 and 2011, providing incremental revenues for the three months ended March 31, 2012 of $10.6 million, as compared to the corresponding period in 2011, (ii) an overall increase in the consolidated shopping center portfolio occupancy to 92.4% at March 31, 2012, as compared to 91.5% at March 31, 2011, (iii) the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $1.1 million for the three months ended March 31, 2012, as compared to the corresponding period in 2011, and (iv) an increase in revenues relating to the Company’s Latin America portfolio of approximately $1.3 million, partially offset by (v) a decrease in revenues of approximately $6.5 million, primarily resulting from lower tenant reimbursement income due to decreased reimbursable costs incurred for the three months ended March 31, 2012, as compared to the corresponding period in 2011.

(2)
Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee; (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest; and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses decreased for the three months ended March 31, 2012, as compared to the corresponding period in 2011, primarily due to (i) a decrease in snow removal costs of approximately $5.7 million, partially offset by (ii) an increase in insurance premiums of approximately $0.5 million, (iii) an increase in repairs and maintenance of approximately $0.2 million and (iv) an increase in utilities expense of approximately $0.3 million.

(3)
Depreciation and amortization increased for the three months ended March 31, 2012, as compared to the corresponding period in 2011, primarily due to (i) operating property acquisitions during 2012 and 2011, (ii) the placement of certain development properties into service and (iii) tenant vacancies, partially offset by (iv) operating property dispositions during 2012 and 2011.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, and payroll taxes), professional fees, office rent, travel expense, and other company-specific expenses. General and administrative expense increased approximately $4.7 million for the three months ended March 31, 2012, as compared to the corresponding period in 2011. This increase is primarily due to an increase in equity awards expense related to grants issued during 2012 and 2011 and an increase in other personnel related costs which includes approximately $2.5 million in severance costs relating to the departure of an executive officer in January 2012, as compared to the corresponding period in 2011.

During the three months ended March 31, 2012, the Company recognized aggregate impairment charges of approximately $4.1 million relating to its investment in four operating properties.  The aggregate book value of these properties was approximately $20.4 million. The estimated aggregate fair value of these properties is based upon purchase price offers including estimated selling costs aggregating approximately $16.3 million.

Interest, dividends and other investment income decreased approximately $4.7 million for the three months ended March 31, 2012, as compared to the corresponding period in 2011.  This decrease is primarily due to the Company’s sale of its investment in Valad notes during 2011 resulting in a decrease in interest income of approximately $4.4 million.

Other expense, net increased approximately $3.3 million for the three months ended March 31, 2012, as compared to the corresponding period in 2011. This increase is primarily due to an increase in acquisition costs of approximately $2.0 million and a decrease in gains on foreign currency of approximately $1.3 million relating to unfavorable changes in foreign currency exchange rates.

Interest expense increased approximately $2.2 million for the three months ended March 31, 2012, as compared to the corresponding period in 2011.  This increase is primarily due to higher average outstanding levels of debt during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Equity in income of joint ventures, net increased approximately $24.4 million for the three months ended March 31, 2012, as compared to the corresponding period in 2011.  This increase is primarily the result of (i) an increase in gains on sale and promote income recognized of approximately $12.2 million, (ii) the recognition of approximately $2.6 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated joint venture, (iii) a decrease in impairment charges recognized on joint venture properties of approximately $2.7 million, (iv) a decrease in equity loss of approximately $2.4 million from the sale of a property during 2011, (v) an increase in equity in income of approximately $1.5 million from the Company’s InTown Suites investment primarily resulting from increased operating profitability, (vi) an increase in equity in income of approximately $0.8 million from the Company’s joint venture investments in Canada and (vii) incremental earnings due to increased profitability from properties within the Company’s joint venture program.

Equity in income from other real estate investments, net increased approximately $5.5 million for the three months ended March 31, 2012, as compared to the corresponding period in 2011.  This increase is primarily due to an increase of approximately $5.2 million in equity in income including profit participation from the Company’s Preferred Equity Program.

During the three months ended March 31, 2012, the Company (i) disposed of 15 operating properties and two outparcels for an aggregate sales price of approximately $100.2 million and (ii) classified one operating property as held for sale. These transactions, which are included in Discontinued Operations on the Company’s Condensed Consolidated Statements of Income, resulted in an aggregate gain of approximately $11.8 million and impairment charges of approximately $5.5 million,.

During the three months ended March 31, 2011, the Company recognized aggregate impairment charges of approximately $2.8 million relating to its investment in three operating properties.  The aggregate book value of these properties was approximately $9.3 million. The estimated fair values of these properties are based upon purchase price offers including estimated selling costs aggregating approximately $6.5 million.  These properties were subsequently sold and are now included in Discontinued Operations on the Company’s Condensed Consolidated Statements of Income.

Net income attributable to the Company for the three months ended March 31, 2012, as compared to the corresponding period in 2011 was $53.6 million and $29.0 million, respectively.   On a diluted per share basis, net income attributable to the Company was $0.09 for the three month period ended March 31, 2012, as compared to $0.03 for the three month period ended March 31, 2011, respectively. This increase is primarily attributable to (i) incremental earnings due to increased profitability from the Company’s operating properties and the acquisition of operating properties during 2012 and 2011, (ii) an increase in equity in income of joint ventures, net primarily due to gains on sales of operating properties sold within various joint venture portfolios during the three months ended March 31, 2012, (iii) an increase in equity in income of other real estate investments, net due to the increase in profit participation from the Company’s Preferred Equity Program, partially offset by (iv) a decrease in interest, dividends and other investment income resulting primarily from the sale of certain marketable securities during 2011.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At March 31, 2012, the Company’s five largest tenants were The Home Depot, TJX Companies, Wal-Mart, Sears Holdings and Kohl’s, which represented approximately 3.1%, 3.0%, 2.5%, 2.1% and 1.6%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing and immediate access to an unsecured revolving credit facility with aggregate bank commitments of approximately $1.75 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Net cash flow provided by operating activities	$156.9	$114.8
Net cash flow used for investing activities	$(32.5)	$(53.2)
Net cash flow provided by/(used for) financing activities	$5.0	$(38.7)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the three months ended March 31, 2012, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2012 and 2011, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Cash flows provided by operating activities for the three months ended March 31, 2012, were approximately $156.9 million, as compared to approximately $114.8 million for the comparable period in 2011.  The increase of approximately $42.1 million is primarily attributable to (i) accounts receivable, accounts payable and accrued expenses due to the timing of receipts and payments and (ii) incremental earnings due to acquisitions of operating properties during 2012 and 2011.

Investing Activities

Cash flows used for investing activities for the three months ended March 31, 2012, were approximately $32.5 million, as compared to approximately $53.2 million for the comparable period in 2011.  This change of approximately $20.7 million resulted primarily from (i) an increase in proceeds from the sale of operating properties of approximately $94.1 million, (ii) an increase in reimbursements of advances to real estate joint ventures of approximately $28.5 million, (iii) a decrease in investments and advances to real estate joint ventures of approximately $8.4 million, (iv) a decrease in acquisition of and improvements to real estate under development of approximately $6.9 million, partially offset by (v) an increase in acquisition of and improvements to operating real estate of approximately $104.0 million, and (vi) a decrease in proceeds from the sale/repayments of marketable securities of approximately $8.5 million.

Acquisitions of and Improvements to Operating Real Estate -

During the three months ended March 31, 2012, the Company expended approximately $142.2 million towards the acquisition of and improvements to operating real estate including $22.4 million expended in connection with redevelopments and re-tenanting projects as described below.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its total capital commitment toward these and other redevelopment projects during 2012 will be approximately $30 million to $40 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Investments and Advances to Joint Ventures -

During the three months ended March 31, 2012, the Company expended approximately $40.1 million for investments and advances to real estate joint ventures, which is primarily related to the acquisition of and improvements to properties within the joint ventures, and received approximately $42.3 million from reimbursements of advances to real estate joint ventures.

Acquisitions of and Improvements to Real Estate Under Development -

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of March 31, 2012, the Company had a total of four ground-up development projects, consisting of (i) two projects located in the U.S., (ii) one project located in Mexico and (iii) one project located in Peru.

The Company anticipates its total capital commitment during 2012 toward these development projects will be approximately $20 million to $30 million.  The proceeds from availability under the Company’s revolving line of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers-

During the three months ended March 31, 2012, the Company received net proceeds of approximately $94.6 million relating to the sale of various operating properties.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2012, were approximately $5.0 million, as compared to cash flows used for financing activities of approximately $38.7 million for the comparable period in 2011.  This change of approximately $43.7 million resulted primarily from (i) an increase in proceeds from issuance of stock of approximately $391.3 million, primarily relating to the issuance of the Company’s 6% Class I Preferred Stock and (ii) an increase in proceeds from mortgage/construction loan financing of approximately $4.9 million, partially offset by (iii) a decrease of approximately $250.3 million in net borrowings/repayments under the Company’s unsecured revolving credit facilities, (iv) an increase in principal payments of approximately $81.3 million and (v) an increase in repurchases of common stock of approximately $26.1 million.

Debt maturities for the remainder of 2012 consist of: $311.5 million of consolidated debt; $799.3 million of unconsolidated joint venture debt and $158.8 million of debt on properties included in the Company’s preferred equity program, assuming the utilization of extension options where available.  The 2012 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facility (which at March 31, 2012 had approximately $1.7 billion available) and debt refinancing.  The 2012 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $8.3 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

During October 2011, the Company established a new $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension option.  This credit facility, which replaced the Company’s $1.5 billion unsecured U.S. credit facility and CAD $250.0 million credit facility, provides funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at LIBOR plus 1.05% and fluctuates in accordance with changes in the Company’s senior debt ratings and has a facility fee of 0.20% per annum.  As part of this Credit Facility, the Company has a competitive bid option whereby the Company could auction up to $875.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  In addition, as part of the Credit Facility, the Company has a $500.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Canadian Dollars, Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.  As of March 31, 2012, the Credit Facility had a balance of $55.1 million outstanding and $26.6 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 03/31/12
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	39%
Total Priority Indebtedness to GAV	<35%	9%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.16x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.33x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of October 27, 2011, filed in the Company’s Current Report on Form 8-K dated November 2, 2011.

During April 2012, the Company obtained a new $400.0 million unsecured term loan with a consortium of banks, which accrues interest at LIBOR plus 105 basis points.  The term loan is scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017.  Pursuant to the terms of the Credit Agreement, the Company, among other things is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios.  Proceeds from this term loan will be used for general corporate purposes including the repayment of upcoming debt maturities.

During March 2008, the Company obtained a Mexican peso (“MXN”) 1.0 billion term loan, which bears interest at a fixed rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of its MXN 500.0 million unsecured revolving credit facility, which was terminated by the Company. Remaining proceeds from this term loan were used for funding MXN denominated investments.  As of March 31, 2012, the outstanding balance on this term loan was MXN 1.0 billion (approximately USD $77.8 million).  The Mexican term loan covenants are similar to the Credit Facility covenants described above.

The Company, pursuant to its shelf registration statement may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 03/31/12
Consolidated Indebtedness to Total Assets	<60%	36%
Consolidated Secured Indebtedness to Total Assets	<40%	10%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	3.7x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	3.1x

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

During April 2012, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.  This shelf registration statement replaced the Company’s previous shelf registration statement which was scheduled to expire in April 2012.

During March 2012, the Company issued 16,000,000 Depositary Shares (the "Class I Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 6.00% Class I Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class I Preferred Stock"). Dividends on the Class I Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.00% per annum based on the $25.00 per share initial offering price, or $1.50 per annum.  The Class I Depositary Shares are redeemable, in whole or part, for cash on or after March 20, 2017, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class I Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of approximately $388.1 million are for general corporate purposes, including to reduce borrowings outstanding under the Company’s revolving credit facility and to redeem shares of the Company’s preferred stock when they become redeemable at the Company’s option.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During the three months ended March 31, 2012, the Company repurchased approximately 1.4 million shares of the Company’s common stock for approximately $26.0 million, of which $4.8 million was provided to the Company from employee stock option exercises.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of March 31, 2012, the Company had over 415 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the three months ended March 31, 2012 and 2011 were $92.2 million and $89.5 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.19 per common share payable to shareholders of record on April 4, 2012, which was paid on April 16, 2012.  Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.19 per common share payable to shareholders of record on July 5, 2012, which is scheduled to be paid on July 16, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of March 31, 2012, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Mexican pesos (MXN) and Chilean pesos (CLP) as indicated by geographic description (amounts are USD equivalent in millions).

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$79.9	$114.0	$215.0	$112.2	$237.1	$283.8	$1,042.0	$1,104.5
Average Interest Rate	5.85%	5.84%	6.24%	5.43%	6.72%	6.41%	6.24%
Variable Rate	$12.7	$-	$-	$6.0	$-	$-	$18.7	$18.1
Average Interest Rate	4.50%	-	-	0.24%	-	-	3.14%
Unsecured Debt
Fixed Rate	$215.9	$275.3	$295.0	$350.0	$300.0	$890.9	$2,327.1	$2,506.5
Average Interest Rate	6.00%	5.39%	5.20%	5.29%	5.78%	5.62%	5.55%
Variable Rate	$3.0	$-	$-	$15.0	$-	$-	$18.0	$17.2
Average Interest Rate	5.50%	-	-	1.41%	-	-	2.10%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$-	$200.3	$-	$-	$-	$150.2	$350.5	$365.5
Average Interest Rate	-	5.18%	-	-	-	5.99%	5.53%
Variable Rate	$-	$-	$-	$40.1	$-	$-	$40.1	$38.6
Average Interest Rate	-	-	-	2.21%	-	-	2.21%

Mexican Pesos Denominated

Unsecured Debt
Fixed Rate	$-	$77.8	$-	$-	$-	$-	$77.8	$70.0
Average Interest Rate	-	8.58%	-	-	-	-	8.58%

Chilean Pesos Denominated

Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$39.4	$39.4	$45.0
Average Interest Rate	-	-	-	-	-	5.72%	5.72%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $0.3 million for the three months ended March 31, 2012, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments as of March 31, 2012.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents:

Foreign Investment (in millions)
Country	Local Currency	US Dollars
Mexican real estate investments (MXN)	8,891.4	$694.1
Canadian real estate joint venture and marketable securities investments (CAD)	391.2	$391.7
Chilean real estate investments (CLP)	35,361.5	$72.2
Brazilian real estate investments (Brazilian Real)	45.4	$24.9
Peruvian real estate investments (Peruvian Nuevo Sol)	13.7	$5.1

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

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased*	Price Paid per Share	Purchased as Part of Publicly Announced Plans or Programs	Value of Shares the May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2012 - January 31, 2012	20,233	$18.20	-	$-
February 1, 2012 - February 29, 2012	358,908	18.56	-	-
March 1, 2012 - March 31, 2012	1,005,934	18.91	-	-
Total	1,385,075	$18.81	-	$-

*
During the three months ended March 31, 2012, the Company repurchased 1,385,075 shares of common stock in open-market transactions to offset new issuances of common shares in connection with restricted stock awards and the exercise of stock options.  The Company expended approximately $26.1 million to repurchase these shares, of which $4.8 million was provided to the Company from employee stock option exercises.

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

10.1	Release Agreement, dated January 18, 2012, between Kimco Realty Corporation and Barbara M. Pooley (filed with the Company’s Current Report on Form 8-K on January 18, 2012)
10.2
Credit Agreement, dated as of April 17, 2012, among Kimco Realty Corporation, a Maryland corporation, the several banks, financial institutions and other entities from time to time parties to the Credit Agreement, Regions Bank, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Syndication Agents, Citibank, N.A. and U.S. Bank National Association, Documentation Agents and PNC Bank, National Association (filed with the Company’s Current Report on Form 8-K on April 20, 2012)

10.3	Amendment No. 1 to the Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
31.1	Certification of the Company’s Chief Executive Officer, David B. Henry, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer, David B. Henry, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

May 10, 2012	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

May 10, 2012	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer