Form 10-Q
period 2012-06-30
KIMCO REALTY CORP
filed 2012-08-03
CIK 879101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 25, 2012, the registrant had 406,954,653 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	June 30, 2012	December 31, 2011
Assets:
Operating real estate, net of accumulated depreciation of $1,743,276 and $1,693,090, respectively	$7,087,796	$6,898,445
Investments and advances in real estate joint ventures	1,436,038	1,404,214
Real estate under development	129,877	179,722
Other real estate investments	340,325	344,131
Mortgages and other financing receivables	96,150	102,972
Cash and cash equivalents	383,729	112,882
Marketable securities	34,439	33,540
Accounts and notes receivable	131,487	149,807
Other assets	390,230	388,803
Total assets	$10,030,071	$9,614,516

Liabilities:
Notes payable	$3,161,028	$2,983,886
Mortgages payable	990,586	1,085,371
Construction loans payable	40,002	45,128
Dividends payable	98,883	92,159
Other liabilities	439,424	432,755
Total liabilities	4,729,923	4,639,299
Redeemable noncontrolling interests	95,059	95,074

Stockholders' equity:
Preferred Stock, $1.00 par value, authorized 5,109,200 and 5,146,000 shares, respectively
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares issued and outstanding 700,000 shares Aggregate liquidation preference $175,000	700	700
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares issued and outstanding 184,000 shares Aggregate liquidation preference $460,000	184	184
Class H Preferred Stock, $1.00 par value, authorized 70,000 shares issued and outstanding 70,000 shares Aggregate liquidation preference $175,000	70	70
Class I Preferred Stock, $1.00 par value, authorized 18,400 and zero shares, respectively issued and outstanding 16,000 and zero shares, respectively Aggregate liquidation preference $400,000	16	-
Common Stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 406,891,427 and 406,937,830 shares, respectively	4,069	4,069
Paid-in capital	5,880,740	5,492,022
Cumulative distributions in excess of net income	(771,282)	(702,999)
	5,114,497	4,794,046
Accumulated other comprehensive income	(99,889)	(107,660)
Total stockholders' equity	5,014,608	4,686,386
Noncontrolling interests	190,481	193,757
Total equity	5,205,089	4,880,143
Total liabilities and equity	$10,030,071	$9,614,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Revenues from rental property	$226,709	$211,637	$447,054	$425,607
Management and other fee income	8,710	8,437	18,135	18,100

Total revenues	235,419	220,074	465,189	443,707

Operating expenses
Rent	2,932	3,807	6,201	7,101
Real estate taxes	29,632	28,141	59,175	57,562
Operating and maintenance	28,980	26,868	56,938	59,432
General and administrative expenses	30,973	29,612	65,404	59,358
Impairment charges	24,495	3,721	25,948	3,721
Depreciation and amortization	63,124	59,131	124,917	121,963

Total operating expenses	180,136	151,280	338,583	309,137

Operating income	55,283	68,794	126,606	134,570

Other income/(expense)
Mortgage and other financing income	1,985	1,940	3,992	3,769
Interest, dividends and other investment income	349	8,932	510	13,797
Other income/(expense), net	511	772	(3,077)	479
Interest expense	(57,387)	(55,601)	(114,881)	(110,941)
Income from other real estate investments	416	447	1,143	612

Income from continuing operations before income taxes, equity in income of joint ventures and equity in income from other real estate investments	1,157	25,284	14,293	42,286

Benefit/(provision) for income taxes, net	4,656	(5,640)	616	(9,893)
Equity in income of joint ventures, net	42,500	17,824	79,246	30,169
Equity in income of other real estate investments, net	14,074	4,831	25,103	10,335
Income from continuing operations	62,387	42,299	119,258	72,897

Discontinued operations
(Loss)/income from discontinued operating properties, net of tax	(4,285)	487	(6,283)	4,940
Impairment/loss on operating properties sold, net of tax	(1,037)	(5,496)	(8,741)	(8,689)
Gain on disposition of operating properties	11,263	4,025	23,242	4,188
Income/(loss) from discontinued operations	5,941	(984)	8,218	439

Gain on sale of operating properties, net of tax	4,059	-	4,059	-

Net income	72,387	41,315	131,535	73,336

Net income attributable to noncontrolling interests	(3,275)	(2,606)	(8,785)	(5,665)

Net income attributable to the Company	69,112	38,709	122,750	67,671

Preferred stock dividends	(20,841)	(14,841)	(36,415)	(29,681)
Net income available to the Company's common shareholders	$48,271	$23,868	$86,335	$37,990

Per common share:
Income from continuing operations:
-Basic	$0.10	$0.06	$0.20	$0.09
-Diluted	$0.10	$0.06	$0.20	$0.09
Net income:
-Basic	$0.12	$0.06	$0.21	$0.09
-Diluted	$0.12	$0.06	$0.21	$0.09

Weighted average shares:
-Basic	405,560	406,559	405,916	406,500
-Diluted	406,476	407,562	406,827	407,472

Amounts available to the Company's common shareholders:
Income from continuing operations, net of tax	$42,381	$24,970	$80,399	$37,778
Income/(loss) from discontinued operations	5,890	(1,102)	5,936	212
Net income	$48,271	$23,868	$86,335	$37,990
The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Net income	$72,387	$41,315	$131,535	$73,336
Other comprehensive income:
Change in unrealized (loss)/gain on marketable securities	(231)	1,914	928	(2,129)
Change in unrealized gain on interest rate swaps	179	128	372	259
Change in unrealized gain on foreign currency hedge agreements	-	1,073	-	-
Foreign currency translation adjustment	(44,606)	35,003	9,572	58,032
Other comprehensive income	(44,658)	38,118	10,872	56,162

Comprehensive income	27,729	79,433	142,407	129,498

Comprehensive income attributable to noncontrolling interests	(3,109)	(5,354)	(11,886)	(9,985)

Comprehensive income attributable to the Company	$24,620	$74,079	$130,521	$119,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)
(in thousands)
	Cumulative Distributions in Excess of Net	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2011	$(515,164)	$(23,853)	954	$954	406,424	$4,064	$5,469,841	$4,935,842	$225,444	$5,161,286

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	952	952

Comprehensive income:
Net income	67,671	-	-	-	-	-	-	67,671	5,665	73,336
Other comprehensive income, net of tax:
Unrealized loss on marketable securities	-	(2,129)	-	-	-	-	-	(2,129)	-	(2,129)
Change in unrealized gain on interest rate swaps	-	259	-	-	-	-	-	259	-	259
Change in foreign currency translation adjustment	-	53,712	-	-	-	-	-	53,712	4,320	58,032

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(3,161)	(3,161)
Dividends ($0.36 per common share; $0.8312 per Class F Depositary Share, $0.9688 per Class G Depositary Share and $0.8625 per Class H Depositary Share, respectively)	(176,636)	-	-	-	-	-	-	(176,636)	-	(176,636)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(4,272)	(4,272)
Issuance of common stock	-	-	-	-	438	5	4,935	4,940	-	4,940
Surrender of common stock	-	-	-	-	(13)	-	(244)	(244)	-	(244)
Repurchase of common stock	-	-	-	-	(74)	(1)	(1,414)	(1,415)	-	(1,415)
Exercise of common stock options	-	-	-	-	184	2	2,826	2,828	-	2,828
Acquisition of noncontrolling interests	-	-	-	-	-	-	887	887	(10,589)	(9,702)
Amortization of equity awards	-	-	-	-	-	-	7,571	7,571	-	7,571
Balance, June 30, 2011	$(624,129)	$27,989	954	$954	406,959	$4,070	$5,484,402	$4,893,286	$218,359	$5,111,645

Balance, January 1, 2012	$(702,999)	$(107,660)	954	$954	406,938	$4,069	$5,492,022	$4,686,386	$193,757	$4,880,143

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,201	1,201

Comprehensive income:
Net income	122,750	-	-	-	-	-	-	122,750	8,785	131,535
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	-	928	-	-	-	-	-	928	-	928
Change in unrealized gain on interest rate swaps	-	372	-	-	-	-	-	372	-	372
Change in foreign currency translation adjustment	-	6,471	-	-	-	-	-	6,471	3,101	9,572

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(3,148)	(3,148)
Dividends ($0.38 per common share; $0.8312 per Class F Depositary Share, $0.9688 per Class G Depositary Share, $0.8625 per Class H Depositary Share, and $0.4208 per Class I Depositary Share, respectively)	(191,033)	-	-	-	-	-	-	(191,033)	-	(191,033)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(8,823)	(8,823)
Issuance of common stock	-	-	-	-	1,093	11	18,055	18,066	-	18,066
Issuance of preferred stock	-	-	16	16	-	-	387,214	387,230	-	387,230
Surrender of common stock	-	-	-	-	(84)	-	(1,555)	(1,555)	-	(1,555)
Repurchase of common stock	-	-	-	-	(1,536)	(16)	(28,942)	(28,958)	-	(28,958)
Exercise of common stock options	-	-	-	-	480	5	7,174	7,179	-	7,179
Acquisition of noncontrolling interests							(1,244)	(1,244)	(4,392)	(5,636)
Amortization of equity awards	-	-	-	-	-	-	8,016	8,016	-	8,016
Balance, June 30, 2012	$(771,282)	$(99,889)	970	$970	406,891	$4,069	$5,880,740	$5,014,608	$190,481	$5,205,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011

Cash flow from operating activities:
Net income	$131,535	$73,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,191	128,286
Impairment charges	34,570	12,352
Gain on sale of operating properties	(31,318)	(4,188)
Equity in income of joint ventures, net	(79,246)	(30,169)
Equity in income from other real estate investments, net	(25,103)	(10,335)
Distributions from joint ventures and other real estate investments	115,627	57,134
Cash retained from excess tax benefits	-	(69)
Change in accounts and notes receivable	18,320	(4,450)
Change in accounts payable and accrued expenses	114	(5,622)
Change in other operating assets and liabilities	(20,258)	(440)
Net cash flow provided by operating activities	275,432	215,835

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(329,020)	(79,401)
Acquisition of and improvements to real estate under development	(1,749)	(16,655)
Proceeds from sale/repayments of marketable securities	118	178,279
Investments and advances to real estate joint ventures	(121,242)	(71,219)
Reimbursements of investments and advances to real estate joint ventures	80,023	25,480
Other real estate investments	(4,123)	(3,709)
Reimbursements of investments and advances to other real estate investments	6,906	20,586
Investment in mortgage loans receivable	(25)	-
Collection of mortgage loans receivable	9,733	3,170
Other investments	(762)	(730)
Reimbursements of other investments	9,151	10,914
Proceeds from sale of operating properties	206,107	39,523
Proceeds from sale of development properties	-	7,373
Net cash flow (used for)/provided by investing activities	(144,883)	113,611

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(200,312)	(20,331)
Principal payments on rental property debt	(11,651)	(11,256)
Principal payments on construction loan financings	-	(272)
Proceeds from mortgage/construction loan financings	6,276	9,023
Repayment under unsecured revolving credit facilities, net	(226,220)	(101,425)
Proceeds from issuance of unsecured term loan	400,000	-
Financing origination costs	(1,391)	(402)
Redemption of non-controlling interests	(7,548)	(9,702)
Dividends paid	(184,307)	(177,580)
Cash retained from excess tax benefits	-	69
Proceeds from issuance of stock	394,409	2,758
Repurchase of common stock	(28,958)	(1,415)
Net cash flow provided/(used for) financing activities	140,298	(310,533)

Change in cash and cash equivalents	270,847	18,913

Cash and cash equivalents, beginning of period	112,882	125,154
Cash and cash equivalents, end of period	$383,729	$144,067

Interest paid during the period (net of capitalized interest of $926 and $5,151, respectively)	$113,411	$108,049

Income taxes paid during the period	$1,584	$851

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

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements (see Footnote 21).

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Computation of Basic Earnings Per Share:

Income from continuing operations	$62,387	$42,299	$119,258	$72,897
Gain on sale of operating properties, net of tax	4,059	-	4,059	-
Net income attributable to noncontrolling interests	(3,275)	(2,606)	(8,785)	(5,665)
Discontinued operations attributable to noncontrolling interests	51	118	2,282	227
Preferred stock dividends	(20,841)	(14,841)	(36,415)	(29,681)
Income from continuing operations available to the common shareholders	42,381	24,970	80,399	37,778
Earnings attributable to unvested restricted shares	(313)	(166)	(627)	(331)
Income from continuing operations attributable to common shareholders	42,068	24,804	79,772	37,447
Income/(loss) from discontinued operations attributable to the Company	5,890	(1,102)	5,936	212
Net income attributable to the Company’s common shareholders for basic earnings per share	$47,958	$23,702	$85,708	$37,659

Weighted average common shares outstanding	405,560	406,559	405,916	406,500

Basic Earning Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.10	$0.06	$0.20	$0.09
Income from discontinued operations	0.02	-	0.01	-
Net income	$0.12	$0.06	$0.21	$0.09

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$42,068	$24,804	$79,772	$37,447
Income/(loss) from discontinued operations attributable to the Company	5,890	(1,102)	5,936	212
Net income attributable to the Company’s common shareholders for diluted earnings per share	$47,958	$23,702	$85,708	$37,659

Weighted average common shares outstanding – basic	405,560	406,559	405,916	406,500
Effect of dilutive securities (a):
Equity awards	916	1,003	911	972
Shares for diluted earnings per common share	406,476	407,562	406,827	407,472

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.10	$0.06	$0.20	$0.09
Income from discontinued operations	0.02	-	0.01	-
Net income	$0.12	$0.06	$0.21	$0.09

(a)
For the three and six months ended June 30, 2012 and 2011, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.  Additionally, there were 14,343,058 and 13,663,959 stock options that were not dilutive at June 30, 2012 and 2011, respectively.

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

2. Operating Property Activities

Acquisitions -

During the six months ended June 30, 2012, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA*
Woodbridge S.C.	Sugarland, TX	Jan-12	$9,000	$-	$9,000	97
Bell Camino Center	Sun City, AZ	Jan-12	4,185	4,210	8,395	63
Olympia West Outparcel	Olympia, WA	Feb-12	1,200	-	1,200	6
Frontier Village (1)	Lake Stevens, WA	Mar-12	12,231	30,900	43,131	195
Silverdale S.C. (1)	Silverdale, WA	Mar-12	8,335	24,000	32,335	170
31 parcels (2)	Various	Jan-12	30,753	-	30,753	83
1 parcels (3)	Duncan, SC	Jan-12	1,048	-	1,048	3
30 parcels (2)	Various	Mar-12	39,493	-	39,493	107
1 parcels (3)	Peru, IL	Mar-12	995	-	995	4
Towson Place (4)	Towson, MD	Apr - 12	69,375	57,625	127,000	680
Prien Lake Outparcel	Lake Charles, LA	May - 12	1,800	-	1,800	8
Devon Village	Devon, PA	June -12	28,550	-	28,550	79
4 Properties	Various, NC	June - 12	63,750	-	63,750	368
			$270,715	$116,735	$387,450	1,863
* Gross leasable area ("GLA")

(1)
These properties were acquired from a joint venture in which the Company has a 15% noncontrolling interest.  The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as such recognized an aggregate gain of  $2.0 million from the fair value adjustment associated with its original ownership due to a change in control and is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

(2)	Acquired an aggregate of 61 parcels net leased to restaurants through a consolidated joint venture, in which the Company has a 99.1% controlling interest.
(3)	Acquired an aggregate of two parcels net leased to restaurants through a consolidated joint venture, in which the Company has a 92.0% controlling interest.
(4)
This property was acquired from a joint venture in which the Company had a 30% noncontrolling interest.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a gain of $12.1 million from the fair value adjustment associated with its original ownership due to a change in control.  In addition, the Company recognized promote income of $1.1 million in connection with this transaction.  The gain and promote income are included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.   Additionally, the debt assumed in connection with this transaction of $57.6 million was repaid in May 2012.

The aggregate purchase price of the properties acquired during the six months ended June 30, 2012 has been allocated as follows (in thousands):

Land	$122,461
Buildings	197,756
Above Market Rents	9,118
Below Market Rents	(31,879)
In-Place Leases	20,514
Building Improvements	60,544
Tenant Improvements	12,169
Mortgage Fair Value Adjustment	(3,233)
$387,450

Additionally, during the six months ended June 30, 2012, the Company acquired the remaining interest in a consolidated joint venture for $2.2 million.  Since there was no change in control from this transaction, the purchase of the additional interest resulted in a decrease to the Company’s Paid-in capital of $1.2 million.

FNC Realty Corporation –

During the six months ended June 30, 2012, the Company acquired an additional 3.1% interest in FNC Realty Corporation (“FNC”) for $3.4 million, which increased the Company’s total ownership interest to 72.17%.  The Company had previously and continues to consolidate FNC.

Dispositions –

During the six months ended June 30, 2012, the Company disposed of 23 operating properties and two outparcels, in separate transactions, for an aggregate sales price of $157.2 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $23.2 million and impairment charges of $8.6 million.

Additionally, during the six months ended June 30, 2012, the Company disposed of four land parcels and one out parcel for an aggregate sales price of $6.4 million and recognized an aggregate gain of $1.8 million and impairment charges of $0.3 million related to these transactions. The gains from these transactions are recorded as Other income/(expense), net and the impairment charges have been recorded as Impairment charges in the Company’s Condensed Consolidated Statements of Income.  The Company provided seller financing in connection with the sale of one of the land parcels for $1.75 million, which bears interest at a rate of 6.5% for the first six months and 7.5% for the remaining term, and is scheduled to mature in November 2012.  The Company evaluated this transaction pursuant to the FASB’s real estate sales guidance and concluded that the criteria for sale recognition was met.

Also, during the six months ended June 30, 2012, the Company sold a land parcel in San Juan del Rio, Mexico for a sales price of 24.3 million Mexican Pesos (“MXN”) (USD $1.9 million).  The Company recognized a gain of MXN 5.7 million (USD $0.4 million) on this transaction.   The gain from this transaction is recorded as Other income/(expense), net in the Company’s Condensed Consolidated Statements of Income.

During the six months ended June 30, 2012, the Company sold a previously consolidated operating property to a newly formed unconsolidated joint venture in which the Company has a 20% noncontrolling interest for a sales price of $55.5 million.  This transaction resulted in a pre-tax gain of $10.0 million, of which the Company deferred $2.0 million due to its continued involvement.  This gain has been recorded as Gain on sale of operating properties, net of tax in the Company’s Condensed Consolidated Statements of Income.

Impairment Charges -

During the six months ended June 30, 2012, the Company recognized aggregate impairment charges of $25.6 million relating to its investment in four operating properties.  The aggregate book value of these properties was $54.3 million. The estimated aggregate fair value of these properties is based upon purchase price offers and a third party appraisal value aggregating $28.7 million (see Footnote 14).

3. Discontinued Operations

The Company reports as discontinued operations, properties held-for-sale as of the end of the current period and assets sold during the period. The results of these discontinued operations are included as a separate component of income on the Condensed Consolidated Statements of Income under the caption Discontinued operations.  This reporting has resulted in certain reclassifications of 2011 financial statement amounts.

The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2012 and 2011 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2012 and 2011 and the operations for the applicable period for those assets classified as held-for-sale as of June 30, 2012 (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Discontinued operations:
Revenues from rental property	$(370)	$6,292	$2,478	$17,459
Rental property expenses	(744)	(3,063)	(2,530)	(6,509)
Depreciation and amortization	(3,182)	(2,823)	(6,274)	(6,323)
Interest expense	(25)	(203)	(25)	(419)
Income from other real estate investments	10	240	13	514
Other (expense)/income, net	(13)	(8)	(104)	107
(Loss)/income from discontinued operating properties, before income taxes	(4,324)	435	(6,442)	4,829
Impairment charges	(513)	(5,438)	(8,622)	(8,631)
Gain on disposition of operating properties	11,263	4,025	23,242	4,188
(Provision)/benefit for income taxes, net	(485)	(6)	40	53
Income/(loss) from discontinued operating properties	5,941	(984)	8,218	439
Net income attributable to noncontrolling interests	(51)	(118)	(2,282)	(227)
Income/(loss) from discontinued operations attributable to the Company	$5,890	$(1,102)	$5,936	$212

During the six months ended June 30, 2012, the Company classified as held-for-sale two operating properties, comprising 0.2 million square feet of GLA.  The book value of these properties was $14.8 million, net of accumulated depreciation of $6.3 million.  The Company recognized an impairment charge of $3.4 million on one of these properties. The book value of the other property did not exceed its estimated fair value, less costs to sell, and as such no impairment charge was recognized.  The Company’s determination of the fair value of these properties, aggregating $8.6 million, was based upon executed contracts of sale with third parties (see Footnote 14).   In addition, the Company completed the sale of three operating properties and one land parcel during the six months ended June 30, 2012 which were classified as held for sale during 2011 and 2012 (these dispositions are included in Footnote 2 above).  The remaining property held-for-sale aggregating $2.8 million, net of accumulated depreciation of $1.7 million, is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

4. Ground-Up Development

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of June 30, 2012, the Company had a total of four ground-up development projects, consisting of (i) two projects located in the U.S., (ii) one project located in Mexico and (iii) one project located in Peru.

5. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at June 30, 2012 and December 31, 2011 and the Company’s share of income/(loss) for the six months ended June 30, 2012 and 2011 (in millions, except number of properties):

As of and for the six months ended June 30, 2012
Venture	Average Ownership Interest	Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.00%	62	10.7	$2,752.7	$158.0	$4.1
Kimco Income Opportunity Portfolio (“KIR”) (2)	45.00%	59	12.6	1,561.2	141.1	11.9
UBS Programs (2)*	17.90%	41	5.8	1,303.8	60.6	0.4
BIG Shopping Centers (2)*	37.70%	23	3.8	557.9	37.6	(1.4)
The Canada Pension Plan Investment Board (“CPP”) (2)	55.00%	6	2.4	432.1	150.5	2.5
Kimco Income Fund (2)	15.20%	12	1.5	282.6	12.3	1.0
SEB Immobilien (2)	15.00%	13	1.8	360.9	1.8	0.3
Other Institutional Programs (2) (5) (8)	Various	62	3.3	577.9	21.2	18.4
RioCan (10)	50.00%	45	9.3	1,340.9	94.6	17.8
Intown (3)	-	138	N/A	835.8	88.1	0.8
Latin America	Various	131	18.1	1,183.3	321.3	6.5
Other Joint Venture Programs (4) (6) (7) (9) (11)	Various	92	13.6	2,010.3	348.9	16.9
Total		684	82.9	$13,199.4	$1,436.0	$79.2

As of December 31, 2011						For the six months ended June 30, 2011
Venture	Average Ownership Interest	Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.00%	63	10.9	$2,781.4	$151.9	$(1.7)
Kimco Income Opportunity Portfolio (“KIR”) (2)	45.00%	59	12.6	1,556.6	151.4	10.6
UBS Programs (2)*	17.90%	42	5.9	1,330.5	61.3	1.0
BIG Shopping Centers (2)*	37.60%	23	3.7	557.4	41.2	(1.5)
The Canada Pension Plan Investment Board (“CPP”) (2)	55.00%	6	2.4	430.0	140.6	2.8
Kimco Income Fund (2)	15.20%	12	1.5	281.1	12.1	0.6
SEB Immobilien (2)	15.00%	13	1.8	360.5	2.1	0.1
Other Institutional Programs (2)	Various	67	4.7	804.4	33.7	0.7
RioCan	50.00%	45	9.3	1,367.0	62.2	10.0
Intown (3)	-	138	N/A	829.9	90.8	(2.1)
Latin America	Various	130	17.9	1,145.8	318.0	5.4
Other Joint Venture Programs	Various	92	13.7	2,016.5	338.9	4.3
Total		690	84.4	$13,461.1	$1,404.2	$30.2

*	Ownership % is a blended rate

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
(4)
During the six months ended June 30, 2012, two joint ventures in which the Company holds noncontrolling interests sold two properties for an aggregate sales price of $118.0 million. The Company received distributions of $18.5 million and recognized an aggregate gain of $8.3 million.

(5)
During the six months ended June 30, 2012, a joint venture in which the Company holds a noncontrolling interest sold two encumbered operating properties to the Company for an aggregate sales price of $75.5 million. The Company recognized promote income of $2.6 million.

(6)
During 2012, the Company amended one of its Canadian preferred equity investment agreements to restructure the investment as a pari passu joint venture in which the Company holds a noncontrolling interest. As a result of this transaction, the Company continues to account for its investment in this joint venture under the equity method of accounting and includes this investment in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets.

(7)
During the six months ended June 30, 2012, a joint venture in which the Company holds a noncontrolling interest sold an operating property for a sales price of $62.0 million, which resulted in no gain or loss recognized.

(8)
During the six months ended June 30, 2012, a joint venture in which the Company held a noncontrolling interest sold an operating property to the Company for a sales price of $127.0 million. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a gain of $12.1 million from the fair value adjustment associated with its original ownership due to a change in control. In addition, the Company recognized promote income of $1.1 million in connection with this transaction.

(9)
During the six months ended June 30, 2012, the Company sold an operating property to a newly formed unconsolidated joint venture in which the Company has a noncontrolling interest for a sales price of $55.5 million.

(10)	During the six months June 30, 2012, the Company recognized income of $7.5 million, before taxes of $1.5 million, from the sale of certain air rights at one of the properties in this portfolio.
(11)
During the six months ended June 30, 2012, a joint venture in which the Company holds a noncontrolling interest acquired an operating property in Alberta, Canada for a purchase price of $41.7 million. The Company’s capital contribution was $14.2 million.

 The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2012 and December 31, 2011 (in millions, except weighted average remaining term):

	As of June 30, 2012			As of December 31, 2011
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**
KimPru and KimPru II	$1,109.9	5.54%	49.9	$1,185.2	5.59%	52.6
KIR	941.9	5.73%	62.8	911.5	5.89%	75.6
UBS Programs	705.4	5.67%	41.6	718.9	5.66%	47.4
BIG Shopping Centers	444.1	5.52%	51.5	444.5	5.52%	57.4
CPP	143.0	5.20%	37.0	166.3	4.45%	27.0
Kimco Income Fund	163.1	5.45%	26.7	164.7	5.45%	32.7
SEB Immobilien	243.7	5.34%	55.9	243.7	5.34%	61.9
RioCan	937.2	5.52%	40.1	925.0	5.66%	43.3
Intown	618.5	4.29%	44.0	621.8	5.09%	39.6
Other Institutional Programs	365.3	5.27%	40.0	514.4	4.90%	45.4
Other Joint Venture Programs	1,688.5	5.54%	55.0	1,804.7	5.60%	56.9
Total	$7,360.6			$7,700.7

** Average Remaining Term includes extension options

Prudential Investment Program -

During the six months ended June 30, 2012, a third party mortgage lender foreclosed on an operating property for which KimPru had previously taken an impairment charge during 2011.  As a result of this foreclosure, KimPru recognized an additional impairment of $0.8 million.  The Company’s share of this impairment was $0.1 million, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

UBS Programs (“KUBS”) –

During the six months ended June 30, 2012, KUBS recognized an impairment charge of $5.5 million relating to an operating property which was classified as held-for-sale.  KUBS’s determination of the fair value for this property, $11.3 million, was based upon a contract of sale with a third party.  The Company’s share of this impairment is $0.8 million and is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

6. Other Real Estate Investments

Preferred Equity Capital -

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program. As of June 30, 2012, the Company’s net investment under the Preferred Equity program was $311.6 million relating to 520 properties, including 397 net leased properties.  During the six months ended June 30, 2012, the Company earned $16.6 million from its preferred equity investments, including $4.5 million in profit participation earned from 8 capital transactions.  During the six months ended June 30, 2011, the Company earned $9.1 million from its preferred equity investments, including $0.9 million in profit participation earned from four capital transactions.

During the six months ended June 30, 2012, the Company, amended one of its preferred equity agreements to restructure its investment, into a pari passu joint venture investment in which the Company holds a noncontrolling interest.  As a result of the amendment, the Company continues to account for this investment under the equity method of accounting and from the date of the amendment will include this investment in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets.

Other –

The Company holds a 13.4% noncontrolling interest in a joint venture with an investment group, which owns a portion of Albertson’s Inc.  During the six months ended June 30, 2012, the joint venture distributed $50.3 million of which the Company received $6.9 million and recognized income of $6.9 million, before income taxes, as the cash received was in excess of the Company’s investment.

7. Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at June 30, 2012, are two consolidated entities that are VIEs, for which the Company is the primary beneficiary.   All of these entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At June 30, 2012, total assets of these VIEs were $12.3 million and total liabilities were $0.1 million.  The classification of these assets is primarily within real estate and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at June 30, 2012 are two entities that are VIEs, for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

           At June 30, 2012, total assets of these ground-up development VIEs were $87.3 million and total liabilities were $0.3 million. The classification of these assets is primarily within Real estate under development and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating $33.3 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at June 30, 2012, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

The Company’s investment in this VIE was $34.7 million as of June 30, 2012, which is included in Real estate under development in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $53.1 million, which primarily represents the Company’s current investment and estimated future funding commitments of $18.4 million.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

8. Mortgages and Other Financing Receivables:

Mortgages and other financing receivables consist of loans acquired and loans originated by the Company. Borrowers of these loans are primarily experienced owners, operators or developers of commercial real estate.  The Company’s loans are primarily mortgage loans that are collateralized by real estate. Loan receivables are recorded at stated principal amounts, net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgages and other loans purchased are amortized or accreted over the life of the related loan receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs and amortizes them as an adjustment of the loan’s yield over the term of the related loan. The Company reviews on a quarterly basis credit quality indicators such as (i) payment status to identify performing versus non-performing loans, (ii) changes affecting the underlying real estate collateral and (ii) national and regional economic factors.

Interest income on performing loans is accrued as earned. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. Generally, loans 90 days or more past due are placed on non-accrual status unless there is sufficient collateral to assure collectability of principal and interest. Upon the designation of non-accrual status, all unpaid accrued interest is reserved against through current income. Interest income on non-performing loans is generally recognized on a cash basis. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

The Company has determined that it has one portfolio segment, primarily represented by loans collateralized by real estate, whereby it determines, as needed, reserves for loan losses on an asset-specific basis. The reserve for loan losses reflects management's estimate of loan losses as of the balance sheet date. The reserve is increased through loan loss expense and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased.

The Company considers a loan to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due under the existing contractual terms. A reserve allowance is established for an impaired loan when the estimated fair value of the underlying collateral (for collateralized loans) or the present value of expected future cash flows is lower than the carrying value of the loan. An internal valuation is performed generally using the income approach to estimate the fair value of the collateral at the time a loan is determined to be impaired. The model is updated if circumstances indicate a significant change in value has occurred. The Company does not provide for an additional allowance for loan losses based on the grouping of loans as the Company believes the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of the Company’s loans are evaluated individually for impairment purposes.

The following table presents performing and non-performing loans as of June 30, 2012 (in thousands):

	Number of Loans	Amount
Performing Loans	23	$54,612
Non-Performing Loans	6	41,538
Total	29	$96,150

As of June 30, 2012, the Company had six loans aggregating $41.5 million which were in default for nonpayment of interest only or principal and interest. The Company has placed five of these loans totaling $19.1 million on non-accrual status with respect to the recognition of interest income starting from each loan’s nonperformance date. Nonperformance dates for these loans range from 18 months to 6 years. The Company also has one loan for $22.4 million which was 90 days past due and continues to accrue interest.  Certain past due amounts for this loan were received in July 2012.  The Company assessed each of these six loans and determined that the estimated fair value of the underlying collateral exceeded the respective carrying values as of June 30, 2012.

9. Marketable Securities and Other Investments

At June 30, 2012, the Company’s investment in marketable securities was $34.4 million which includes an aggregate unrealized gain of $17.1 million relating to marketable equity security investments.

10. Notes Payable

During April 2012, the Company obtained a new $400.0 million unsecured term loan with a consortium of banks, which accrues interest at LIBOR plus 105 basis points.  The term loan is scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017. Proceeds from this term loan were used for general corporate purposes including the repayment of maturing debts.

11. Mortgages Payable

During the six months ended June 30, 2012, the Company (i) assumed $120.0 million of individual non-recourse mortgage debt relating to the acquisition of four operating properties, including an increase of $3.2 million associated with fair value debt adjustments, (ii) paid off $200.3 million of mortgage debt that encumbered 11 properties and (iii) assigned one mortgage of $1.3 million in connection with a property disposition.

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest, which mature at various dates through 2031. Interest rates range from LIBOR (0.25% as of June 30, 2012) to 9.75% (weighted-average interest rate of 6.28% as of June 30, 2012).  The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of $9.8 million, as of June 30, 2012, were as follows (in millions): 2012, $41.5; 2013, $129.0; 2014, $224.9; 2015, $110.6; 2016, $233.3; and thereafter, $241.5.

12. Construction Loans

As of June 30, 2012, the Company had two construction loans with total loan commitments aggregating $68.6 million, of which $40.0 million has been funded. These loans are scheduled to mature in 2014 and 2035 and bear interest at rates of 4.01% and 5.72%.  These construction loans are collateralized by the respective projects and associated tenants’ leases.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2012 and June 30, 2011 (amounts in thousands):

	2012	2011
Balance at January 1,	$95,074	$95,060
Fair market value amortization	-	15
Other	(15)	(16)
Balance at June 30,	$95,059	$95,059

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable Securities (1)	$34,439	$34,730	$33,540	$33,908

Notes Payable (2)	$3,161,028	$3,345,973	$2,983,886	$3,136,728

Mortgages Payable (3)	$990,586	$1,054,937	$1,085,371	$1,166,116

Construction Loans Payable (3)	$40,002	$45,207	$45,128	$49,345
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027)	$1,831	$1,831	$2,654	$5,044

(1) As of June 30, 2012, $31.3 million of these assets were classified within Level 1 of the fair value hierarchy and the remaining $3.4 million were classified within Level 3 of the fair value hierarchy.
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

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of  June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2012	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$31,343	$31,343	$-	$-
Liabilities:
Interest rate swaps	$47	$-	$47	$-

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$30,462	$30,462	$-	$-
Liabilities:
Interest rate swaps	$222	$-	$222	$-

Assets measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	Balance at June 30, 2012	Level 1	Level 2	Level 3

Real estate	$28,694	$-	$-	$28,694

	Balance at December 31, 2011	Level 1	Level 2	Level 3

Real Estate	$5,289	$-	$-	$5,289
Other real estate investments (1)	$9,041	$-	$9,041	$-

(1) Amount represents an investment in a mutual fund for which fair value was determined based on net asset value.

During the six months ended June 30, 2012, the Company recognized impairment charges of $34.6 million ($8.6 million of which is included in discontinued operations) relating to adjustments to property carrying values. During the six months ended June 30, 2011, the Company recognized impairment charges of $12.4 million ($8.6 million of which is included in discontinued operations) relating to adjustments to property carrying values and investment in real estate joint ventures. The Company’s estimated fair values relating to these impairment assessments were primarily based upon estimated sales prices from third party offers and an external appraisal. The Company does not have access to the unobservable inputs used by these third parties to determine these estimated fair values.  Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

15. Financial Instruments – Derivatives and Hedging

The Company is exposed to certain risk arising from both economic conditions and its business operations. The Company principally manages its exposures to a wide variety of business and operational risk through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may use derivatives to manage exposures that arise from changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

Cash Flow Hedges of Interest Rate Risk -

 The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps and interest rate caps with major financial institutions. The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the six months ended June 30, 2012 and 2011, the Company had no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to cash flow hedges of interest rate risk will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the remainder of 2012, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.

As of June 30, 2012, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Derivatives Designated As Hedging Instrument	Number of Instruments	Notional (in millions)
Interest Rate Swap	1	$20.7

The fair value of this derivative financial instrument classified as a liability was $0.1 million and $0.2 million as of June 30, 2012 and December 31, 2011, respectively, and is included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

16. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Acquisition of real estate interests by assumption of mortgage debt	$116,735	$24,718
Issuance of restricted common stock	$18,066	$4,940
Surrender of restricted common stock	$(1,555)	$(244)
Disposition of real estate interests by assignment of debt	$13,655	$-
Disposition of real estate through the issuance of an unsecured obligation	$1,750	$-
Declaration of dividends paid in succeeding period	$98,883	$88,093

17. Preferred Stock

During March 2012, the Company issued 16,000,000 Depositary Shares (the "Class I Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 6.00% Class I Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class I Preferred Stock"). Dividends on the Class I Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.00% per annum based on the $25.00 per share initial offering price, or $1.50 per annum.  The Class I Depositary Shares are redeemable, in whole or part, for cash on or after March 20, 2017, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class I Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of $387.2 million are for general corporate purposes, including the reduction of borrowings outstanding under the Company’s revolving credit facility and the redemption of shares of the Company’s preferred stock when they become redeemable at the Company’s option.

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

18. Incentive Plans

The Company maintains two equity participation plans, the Second Amended and Restated 1998 Equity Participation Plan (the “Prior Plan”) and the 2010 Equity Participation Plan (the “2010 Plan”) (collectively, the “Plans”).  The Prior Plan provides for a maximum of 47,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options and restricted stock grants.  Effective May 1, 2012, the 2010 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options and other awards, plus the number of shares of common stock which are or become available for issuance under the Prior Plan and which are not thereafter issued under the Prior Plan, subject to certain conditions.  Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plans generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant.  Restricted stock grants generally vest (i) 100% on the fourth or fifth anniversary of the grant, (ii) ratably over three or four years, (iii) over three years, at 50% after two years and 50% after the third year or (iv) over ten years at 20% per year commencing after the fifth year.  Performance share awards may provide a right to receive shares of restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors.  In addition, the Plans provide for the granting of certain options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company recognized expense associated with its equity awards of $11.7 million and $9.6 million for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, the Company had $38.3 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 4.0 years.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During the six months ended June 30, 2012, the Company repurchased 1.5 million shares of the Company’s common stock for $29.0 million, of which $7.2 million was provided to the Company from options exercised.

During the six months ended June 30, 2012, the Company expensed $3.8 million relating to severance costs associated with employees that have been terminated during 2012; $2.5 million of these severance costs related to the departure of an executive officer during January 2012.

19. Taxable REIT Subsidiaries (“TRS”)

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

The Company’s deferred tax assets and liabilities, which are included in the caption Other assets and Other liabilities on the accompanying Condensed Consolidated Balance Sheets, at June 30, 2012 and December 31, 2011, were as follows (in thousands):

	June 30, 2012	December 31, 2011
Deferred tax assets:
Tax/GAAP basis differences	$71,969	$66,177
Net operating losses	40,943	47,719
Related party deferred loss	7,577	7,577
Tax credit carryforwards	3,537	3,537
Capital loss carryforwards	364	364
Non-U.S. tax/GAAP basis differences	69,370	63,610
Valuation allowance – U.S.	(33,783)	(33,783)
Valuation allowance – Non-U.S.	(37,721)	(32,737)
Total deferred tax assets	122,256	122,464
Deferred tax liabilities – U.S.	(11,140)	(11,434)
Deferred tax liabilities – Non-U.S.	(19,520)	(16,085)
Net deferred tax assets	$91,596	$94,945

As of June 30, 2012, the Company had net deferred tax assets of $91.6 million comprised of (i) $60.8 million relating to the difference between the basis of accounting for federal and state income tax reporting and GAAP reporting for U.S. real estate assets, joint ventures, and other investments, net of $11.1 million of deferred tax liabilities, (ii) $0.2 million and $6.9 million for the tax effect of net operating loss carryovers within KRS and FNC, respectively, net of a valuation allowance within FNC of $33.8 million, (iii) $7.6 million for losses deferred for federal and state income tax purposes for transactions with related parties, (iv) $3.5 million for tax credit carryovers, (v) $0.4 million for capital loss carryovers, and (vi) $12.2 million of net deferred tax assets related to its investments in Canada and Latin America, net of a valuation allowance of $37.7 million and deferred tax liabilities of $19.5 million.  General business tax credit carryovers of $1.9 million within KRS expire during taxable years from 2027 through 2030, and alternative minimum tax credit carryovers of $1.6 million that do not expire.

As of June 30, 2012, the Company determined that no valuation allowance was needed against a $70.6 million net deferred tax asset within KRS.  The Company based its determination on an analysis of both positive evidence, which included future projected income for KRS and negative evidence, which consisted of a three year cumulative pre-tax book loss for KRS.  The cumulative loss was primarily the result of impairment charges taken by KRS.  The analysis showed that KRS will more likely than not realize its net deferred tax asset of $70.6 million.  If future income projections do not occur as forecasted, and if KRS does not have sufficient future taxable earnings, the Company will reevaluate the need for a valuation allowance.

The Company’s investments in Latin America are made through individual entities which are subject to local, non-U.S. taxes. The Company assesses each entity to determine if deferred tax assets are more likely than not realizable. This assessment primarily includes an analysis of cumulative earnings and the determination of future earnings to the extent necessary to fully realize the individual deferred tax asset.  Based on this analysis the Company has determined that a full valuation allowance is required for entities that have a three-year cumulative book loss and for which future earnings are not readily determinable. In addition, the Company has determined that no valuation allowance is needed for entities that have three-years of cumulative book income and future earnings are anticipated to be sufficient to more likely than not realize their deferred tax assets. At June 30, 2012, the Company had total deferred tax assets of $46.5 million relating to its Latin American investments with an aggregate valuation allowance of $37.7 million.

The Company’s deferred tax assets in Canada result principally from depreciation deducted under generally accepted accounting principles that exceed capital cost allowances claimed under Canadian tax rules.  The deferred tax asset will naturally reverse upon disposition as the tax basis will be greater than the basis of the assets under generally accepted accounting principles.

Uncertain Tax Positions:

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico.  The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities.  The Company is currently under audit by the Canadian Revenue Agency, Mexican Tax Authority and the U.S. Internal Revenue Service (“IRS”).  On March 30, 2012, the IRS issued a notice of proposed assessment, which proposes pursuant to Section 482 of the Internal Revenue Code, as amended (the “Code”), to disallow a capital loss claimed by KRS on the disposition of common shares of Valad Property Ltd., an Australian publicly listed company.  Because the adjustment is being made pursuant to Section 482 of the Code, the IRS may assert a 100 percent “penalty” tax pursuant to Section 857(b)(7) of the Code in lieu of disallowing the capital loss deduction.  The notice of proposed assessment issued to the Company and KRS impose the 100 percent penalty tax in the amount of $40.9 million and disallows the capital loss, respectively.  The Company strongly disagrees with the IRS’ position on the application of Section 482 of the Code to the disposition of the shares, the imposition of the 100 percent penalty tax and the simultaneous assertion of the penalty tax and disallowance of the capital loss deduction.  The Company timely filed a written protest in response including a request for an IRS Appeals Office conference.   The Company intends to vigorously defend its position in this matter and believes it will prevail.

Resolutions of these audits are not expected to have a material effect on the Company’s financial statements.   The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

20. Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the six months ended June 30, 2012.  The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the six months ended June 30, 2012 and 2011, adjusted to give effect to these transactions at the beginning of 2011.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations, amounts presented in millions, except per share figures.

	Six Months Ended June 30,
	2012	2011

Revenues from rental property	$455.4	$439.3
Net income	$125.7	$75.3
Net income available to the Company’s common shareholders	$80.5	$40.0

Net income available to the Company’s common shareholders per common share:
Basic	$0.20	$0.10
Diluted	$0.20	$0.10

21. Subsequent Events

During July 2012, the Company issued 9,000,000 Depositary Shares (the "Class J Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 5.50% Class J Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class J Preferred Stock"). Dividends on the Class J Depositary Shares are cumulative and payable quarterly in arrears at the rate of 5.50% per annum based on the $25.00 per share initial offering price, or $1.375 per annum.  The Class J Depositary Shares are redeemable, in whole or part, for cash on or after July 25, 2017, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class J Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of $217.8 million, after expenses, are for the redemption of all the outstanding depositary shares representing the Company’s Class F preferred stock, as discussed below and for general corporate purposes, including the potential redemption of additional classes of the Company’s preferred stock when they become redeemable at our option.

On July 16, 2012, the Company called for the redemption of all of its outstanding 7,000,000 depositary shares of the Company’s 6.65% Class F Cumulative Redeemable Preferred Stock, $1.00 par value per share (the “Class F Preferred Stock”).  The aggregate redemption amount of $175.0 million, before payment of accrued and unpaid dividends of $1.0 million, is scheduled to be paid on August 15, 2012.  The Company will record a charge of $6.2 million resulting from the difference between the redemption amount and the carrying amount of the Class F Preferred Stock on the Company’s Condensed Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity.   The $6.2 million will be subtracted from net income to arrive at net income available to common shareholders and will be used in the calculation of earnings per share in the quarter ending September 30, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) risks related to our international operations, (viii) the availability of suitable acquisition and disposition opportunities, (ix) valuation and risks related to our joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common stock, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges and (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and the risk factors discussed in Part II, Item 1A. included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, Accordingly, there is no assurance that the Company’s expectations will be realized.

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of June 30, 2012, the Company had interests in 926 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 135.8 million square feet of gross leasable area (“GLA”) and 894 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling 29.8 million square feet of GLA, for a grand total of 1,820 properties aggregating 165.6 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

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

The Company also presents FFO as adjusted as an additional supplemental measure as it believes it is more reflective of the Company’s core operating performance. The Company believes FFO as adjusted provides investors and analysts an additional measure in comparing the Company’s performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. FFO as adjusted is generally calculated by the Company as FFO excluding certain transactional income and expenses and non-operating impairments which management believes are not reflective of the results within the Company’s operating real estate portfolio.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands, except per share data):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
Net income available to common shareholders	$48,271		$23,868		$86,335		$37,990
Gain on disposition of operating property, net of noncontrolling interests	(15,332)		(4,025)		(24,722)		(4,188)
Gain on disposition of joint venture operating properties	(11,948)		(680)		(22,372)		(680)
Depreciation and amortization - real estate related	64,873		61,173		128,537		126,777
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	33,643		34,203		67,685		68,857
Remeasurement of derivative instrument	-		3,414		-		4,287
Impairments of operating properties, net of tax and noncontrolling interests	18,482		8,060		28,775		14,999

FFO	137,989		126,013		264,238		248,042

Transactional (income)/expense:
Promote income from other real estate investments	(5,239)		(244)		(8,888)		(114)
Promote income from real estate joint ventures	(1,065)		-		(3,921)		-
Gains from land sales	(7,780)		(349)		(8,295)		(625)
(Income)/expense from other real estate investments	-		1,721		-		1,535
Foreign currency exchange gains	-		-		-		(839)
Acquisition costs	2,240		2,308		6,169		2,886
Executive severance costs	-		-		2,472		-
Excess distribution from a cost method investment	-		(4,130)		-		(4,130)
Gain on sale of marketable securities	-		(4,141)		-		(4,141)
Other expense/(income), net	98		239		356		(20)

Total transactional income, net	(11,746)		(4,596)		(12,107)		(5,448)

FFO as adjusted	$126,243		$121,417		$252,131		$242,594

Weighted average shares outstanding for FFO calculations:

Basic	405,560		406,559		405,916		406,500
Units	1,524		1,609		1,532		2,127
Dilutive effect of equity awards	2,260		921		2,255		374
Diluted	409,344	(1)	409,089	(1)	409,703	(1)	409,001	(1)

FFO per common share – basic	$0.34		$0.31		$0.65		$0.61
FFO per common share – diluted	$0.34	(1)	$0.31	(1)	$0.65	(1)	$0.61	(1)
FFO as adjusted per common share – basic	$0.31		$0.30		$0.62		$0.60
FFO as adjusted per common share – diluted	$0.31	(1)	$0.30	(1)	$0.62	(1)	$0.59	(1)

(1)
For the three and six months ended June 30, 2012 and 2011, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

Same Property Net Operating Income

Same Property Net Operating Income (“Same Property NOI”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. Same Property NOI is considered by management to be an important performance measure of the Company’s operations and management believes that it is helpful to investors as a measure of the Company’s operating performance because it includes only the net operating income of properties that have been owned for the entire current and prior year reporting periods and excludes properties under development and pending stabilization. As such, Same Property NOI assists in eliminating disparities in net income due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of the Company's properties.

Same Property NOI is calculated using revenues from rental properties (excluding straight-line rents, lease termination fees and above/below market rents) less operating and maintenance expense, real estate taxes and rent expense, plus the Company’s proportionate share of Same Property NOI from unconsolidated real estate joint ventures, calculated on the same basis. Same Property NOI includes all properties that are owned for the entire current and prior year reporting periods and excludes properties under development and properties pending stabilization. Properties are deemed stabilized at the earlier of (i) reaching 90% leased or (ii) one year following a projects inclusion in operating real estate (two years for Latin American properties).

Same Property NOI is a supplemental non-GAAP financial measure of real estate companies’ operating performance and should not be considered an alternative to net income in accordance with GAAP or as a measure of liquidity.  Our method of calculating Same Property NOI may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a reconciliation of the Company’s Net income from continuing operations to Same Property NOI (in thousands):

	Three Months Ended June 30,
	2012	2011
Net income from continuing operations	$62,387	$42,299
Adjustments:
Management and other fee income	(8,710)	(8,437)
General and administrative expenses	30,973	29,612
Impairment charges	24,495	3,721
Depreciation and amortization	63,124	59,131
Other expense, net	54,126	43,510
(Benefit)/provision for income taxes, net	(4,656)	5,640
Equity in income of other real estate investments, net	(14,074)	(4,831)
Non same property net operating income	(42,894)	(32,453)
Non-operational expense from joint ventures, net	56,215	79,086
Net operating income from noncontrolling interests	(2,584)	(2,595)
Same Property NOI	$218,402	$214,683

Same Property NOI increased by $3.7 million or 1.7% for the three months ended June 30, 2012, as compared to the corresponding period in 2011. This increase is primarily the result of (i) an increase of $3.2 million or 1.5% million related to lease-up and rent commencements in the U.S. and Latin America and (ii) an increase of $1.4 million or 0.65% in ancillary and other income, partially offset by, (iii) the negative impact from changes in foreign currency exchange rates of $1.8 million.

Results of Operations

Comparison of the three months ended June 30, 2012 to 2011

	Three Months Ended June 30, (amounts in millions)
	2012	2011	Increase	% change

Revenues from rental property (1)	$226.7	$211.6	$15.1	7.1%

Rental property expenses: (2)
Rent	$2.9	$3.8	$(0.9)	(23.7)%
Real estate taxes	29.6	28.1	1.5	5.3%
Operating and maintenance	29.0	26.9	2.1	7.8%
	$61.5	$58.8	$2.7	4.6%

Depreciation and amortization (3)	$63.1	$59.1	$4.0	6.8%

Comparison of the six months ended June 30, 2012 to 2011

	Six Months Ended June 30, (amounts in millions)
	2012	2011	Increase	% change

Revenues from rental property (1)	$447.1	$425.6	$21.5	5.1%

Rental property expenses: (2)
Rent	$6.2	$7.1	$(0.9)	(12.7)%
Real estate taxes	59.2	57.6	1.6	2.8%
Operating and maintenance	56.9	59.4	(2.5)	(4.2)%
	$122.3	$124.1	$(1.8)	(1.5)%

Depreciation and amortization (3)	$124.9	$122.0	$2.9	2.4%

(1)
Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2012 and 2011, providing incremental revenues for the three and six months ended June 30, 2012 of $7.2 million and $16.0 million, respectively as compared to the corresponding periods in 2011, (ii) an overall increase in the consolidated shopping center portfolio occupancy to 92.8% at June 30, 2012, as compared to 92.0% at June 30, 2011, (iii) the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues for the three and six months ended June 30, 2012 of $1.0 million and $1.6 million, respectively, as compared to the corresponding periods in 2011, and (iv) an increase in revenues relating to the Company’s Latin America portfolio of $7.3 million and $4.4 million, for the three and six months ended June 30, 2012, respectively, partially offset by (v) a decrease in revenues of $0.4 million and $0.5 million, for the three and six months ended June 30, 2012, respectively, primarily resulting from the sale of certain properties during 2012 and 2011.

(2)
Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee; (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest; and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the three months ended June 30, 2012, as compared to the corresponding period in 2011, primarily due to (i) an increase in real estate taxes of $1.5 million, (ii) an increase in insurance premiums of $0.7 million, and (iii) an increase in utilities expense of $0.6 million, partially offset by (iv) a decrease in snow removal costs of $0.3 million.  Rental property expenses decreased for the six months ended June 30, 2012, as compared to the corresponding period in 2011, primarily due to (i) a decrease in snow removal costs of $6.0 million and (ii) a decrease in tenant expenses of $1.1 million, partially offset by (iii) an increase in real estate taxes of $1.6 million, (iv) an increase in insurance premiums of $1.2 million, (v) an increase in utilities expense of $0.8 million and (vi) an increase in property maintenance expense of $2.1 million.

(3)
Depreciation and amortization increased for the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011, primarily due to (i) operating property acquisitions during 2012 and 2011, (ii) the placement of certain development properties into service and (iii) tenant vacancies, partially offset by (iv) operating property dispositions during 2012 and 2011.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, and payroll taxes), professional fees, office rent, travel expense, and other company-specific expenses. General and administrative expense increased $6.0 million for the six months ended June 30, 2012, as compared to the corresponding period in 2011. This increase is primarily due to an increase in equity awards expense related to grants issued during 2012 and 2011 and an increase in other personnel related costs, including $3.8 million in severance costs of which $2.5 million relates to the departure of an executive officer in January 2012, as compared to the corresponding period in 2011.

During the six months ended June 30, 2012, the Company recognized impairment charges of $34.6 million ($8.6 million of which is included in discontinued operations) relating to adjustments to property carrying values based on their respective estimated sales prices.  Based on estimated sales prices and an external appraisal as inputs to determine fair value the Company determined that its valuation in these investments was classified within Level 3 of the FASB’s fair value hierarchy.

During the six months ended June 30, 2011, the Company recognized impairment charges of $12.4 million ($8.6 million of which is included in discontinued operations) relating to adjustments to property carrying values and investments in real estate joint ventures based on their respective estimated sales prices.  Based on estimated sales prices as inputs to determine fair value the Company determined that its valuation in these investments was classified within Level 3 of the FASB’s fair value hierarchy.

Interest, dividends and other investment income decreased $8.6 million and $13.3 million for the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011.  These decreases are primarily due to a decrease in other investment income of $6.9 million relating to the receipt of cash distributions during 2011 in excess of the Company’s carrying value of a cost method investment and the Company’s sale of its investment in Valad notes during 2011 resulting in a decrease in interest income of $1.8 million and $6.2 million for the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011.

Other income/(expense), net changed $3.6 million to $3.1 million of expense for the six months ended June 30, 2012, as compared to $0.5 million of income for the six months ended June 30, 2011.   This change is primarily due to (i) a decrease in gains on foreign currency of $2.9 million relating to changes in foreign currency exchange rates and (ii) an increase in acquisition related costs of $2.5 million relating to an increase in transactional activity, partially offset by (iii) $2.6 million in increased gains on land sales during 2012, as compared to the corresponding periods in 2011.

Interest expense increased $3.9 million for the six months ended June 30, 2012, as compared to the corresponding period in 2011.  This increase is primarily due to higher average outstanding levels of debt during the six months ended June 30, 2012, as compared to the corresponding period in 2011.

Benefit/(provision) for income taxes, net changed $10.3 million to a benefit of $4.7 million for the three months ended June 30, 2012, as compared to a provision of $5.6 million for the corresponding period in 2011.  Additionally, Benefit/(provision) for income taxes, net changed $10.5 million to a benefit of $0.6 million for the six months ended June 30, 2012, as compared to a provision of $9.9 million for the corresponding period in 2011.  These changes are primarily due to (i) a decrease in foreign taxes for the three and six months ended June 30, 2012, of $4.4 million and $5.7 million, respectively, as compared to the corresponding periods in 2011 primarily relating to changes in foreign currency exchange rates and (ii) an increase in income tax benefit of $7.1 million related to impairments taken during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011, partially offset by, (iii) an increase in tax provision for the three and six months ended June 30, 2012, of $1.0 million and $2.0 million, respectively, as compared to the corresponding periods in 2011, resulting from incremental earnings due to increased profitability from properties within the Company’s taxable REIT subsidiaries and (iv) a decrease in tax benefit of $0.5 million and $1.0 million for the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011, as a result of reduced interest expense for the Company’s taxable REIT subsidiaries.

Equity in income of joint ventures, net increased $24.7 million for the three months ended June 30, 2012, as compared the corresponding period in 2011. This increase is primarily the result of (i) an increase in gains on sale of operating properties and promote income recognized of $12.3 million, (ii) the recognition of $7.5 million in income on the sale of certain air rights at a property within one of the Company’s joint venture investments in Canada, (iii) an increase in equity in income of $1.4 million from the Company’s InTown Suites investment primarily resulting from increased operating profitability and (iv) incremental earnings due to increased profitability from properties within the Company’s joint venture program.

Equity in income of real estate joint ventures, net increased $49.1 million for the six months ended June 30, 2012, as compared to the corresponding period in 2011.  This increase is primarily the result of (i) an increase in gains on sale and promote income recognized of $25.6 million, (ii) the recognition of $7.5 million in income on the sale of certain air rights at a property within one of the Company’s joint venture investments in Canada, (iii) an increase in equity in income of $3.0 million from the Company’s InTown Suites investment primarily resulting from increased operating profitability, (iv) the recognition of $2.1 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated joint venture during 2012, (v) a decrease in equity loss of $3.2 million from the sale of a property during 2011, (vi) an increase in equity in income of $1.8 million from the Company’s joint venture investments in Canada and (vii) incremental earnings due to increased profitability from properties within the Company’s joint venture program.

Equity in income from other real estate investments, net increased $9.2 million and $14.8 million for the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.  These increases are primarily due to an increase of $6.9 million in equity in income from the Albertson’s joint venture resulting from cash distributions received in excess of the Company’s investment during the three months ended June 30, 2012 and an increase for the three and six months ended June 30, 2012, of $2.1 million and $7.5 million, respectively, in equity in income including profit participation from the Company’s Preferred Equity Program, as compared to the corresponding period in 2011.

During the six months ended June 30, 2012, the Company disposed of 23 operating properties and two outparcels, in separate transactions, for an aggregate sales price of $157.2 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $23.2 million and impairment charges of $8.6 million.

During the six months ended June 30, 2011, the Company disposed of nine operating properties and one development property, in separate transactions, for an aggregate sales price of $48.1 million.  These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $4.2 million and impairment charges of $8.6 million.

During the six months ended June 30, 2012, the Company sold an operating property to a newly formed unconsolidated joint venture in which the Company has a noncontrolling interest for a sales price of $55.5 million.  This transaction resulted in a pre-tax gain of $10.0 million, of which the Company deferred $2.0 million due to its continued involvement.  This gain has been recorded as Gain on sale of operating properties, net of tax in the Company’s Condensed Consolidated Statements of Income.

Net income attributable to the Company for the three and six months ended June 30, 2012 was $69.1 million and $122.8 million, respectively.  Net income attributable to the Company for the three and six months ended June 30, 2011 was $38.7 million and $67.7 million, respectively.  On a diluted per share basis, net income attributable to the Company was $0.12 and $0.21 for the three and six month periods ended June 30, 2012, respectively, as compared to $0.06 and $0.09 for the three and six month period ended June 30, 2011, respectively. This increase is primarily attributable to (i) incremental earnings due to increased profitability from the Company’s operating properties and the acquisition of operating properties during 2012 and 2011, (ii) an increase in equity in income of joint ventures, net primarily due to gains on sales of operating properties sold within various joint venture portfolios during 2012, (iii) an increase in equity in income of other real estate investments, net due to the increase in profit participation from the Company’s Preferred Equity Program, partially offset by (iv) a decrease in interest, dividends and other investment income resulting primarily from the sale of certain marketable securities during 2011 and (v) an increase in impairment charges recognized during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At June 30, 2012, the Company’s five largest tenants were The Home Depot, TJX Companies, Wal-Mart, Sears Holdings and Kohl’s, which represented 3.0%, 3.0%, 2.5%, 2.1% and 1.6%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing and immediate access to an unsecured revolving credit facility with aggregate bank commitments of $1.75 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Six Months Ended June 30,
	2012	2011
Net cash flow provided by operating activities	$275.4	$215.8
Net cash flow (used for)/provided by investing activities	$(144.9)	$113.6
Net cash flow provided by/(used for) financing activities	$140.3	$(310.5)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the six months ended June 30, 2012, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2012 and 2011, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Cash flows provided by operating activities for the six months ended June 30, 2012, were $275.4 million, as compared to $215.8 million for the comparable period in 2011.  This increase of $59.6 million is primarily attributable to higher operational income, increased distributions from joint ventures and other real estate investments and changes in accounts and notes receivable, other operating assets and liabilities and accounts payable and accrued expenses due to timing of receipts and payments.

Investing Activities

Cash flows used for investing activities for the six months ended June 30, 2012, was $144.9 million, as compared to cash flows provided by investing activities of $113.6 million for the comparable period in 2011.  This change of $258.5 million resulted primarily from (i) an increase in acquisition of and improvements to operating real estate of $249.6 million, (ii) a decrease in proceeds from the sale/repayments of marketable securities of $178.2 million, (iii) an increase in investments and advances to real estate joint ventures of $50.0 million, (iv) a decrease in reimbursements of advances to other real estate investments of $13.7 million, partially offset by, (v) an increase in proceeds from the sale of operating properties of $166.6 million, (vi) an increase in reimbursements of advances to real estate joint ventures of $54.5 million, and (vii) a decrease in acquisition of and improvements to real estate under development of $14.9 million.

Acquisitions of and Improvements to Operating Real Estate -

During the six months ended June 30, 2012, the Company expended $329.0 million towards the acquisition of and improvements to operating real estate including $42.6 million expended in connection with redevelopments and re-tenanting projects as described below.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its total capital commitment toward these reformatting and re-tenanting efforts and other redevelopment projects during 2012 will be approximately $85 million to $95 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Investments and Advances to Joint Ventures -

During the six months ended June 30, 2012, the Company expended $121.2 million for investments and advances to real estate joint ventures, which is primarily related to the acquisition of and improvements to properties within the joint ventures, and received $80.0 million from reimbursements of advances to real estate joint ventures.

Acquisitions of and Improvements to Real Estate Under Development -

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of June 30, 2012, the Company had a total of four ground-up development projects, consisting of (i) two projects located in the U.S., (ii) one project located in Mexico and (iii) one project located in Peru.

The Company anticipates its total capital commitment during 2012 toward these development projects will be approximately $20 million to $30 million.  The proceeds from availability under the Company’s revolving line of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers-

During the six months ended June 30, 2012, the Company received net proceeds of $206.1 million relating to the sale of various operating properties.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2012, were $140.3 million, as compared to cash flows used for financing activities of $310.5 million for the comparable period in 2011.  This change of $450.8 million resulted primarily from (i) an increase in proceeds from issuance of stock of $391.7 million, primarily relating to the issuance of the Company’s 6.00% Class I Preferred Stock and (ii) an increase of $400.0 million from proceeds from issuance of unsecured term loan/notes, partially offset by (iii) an increase of $124.8 million in repayments under the Company’s unsecured revolving credit facilities, (iv) an increase in principal payments of $180.1 million, (v) an increase in repurchases of common stock of $27.5 million and (vi) an increase in dividends paid of $6.7 million.

Debt maturities for the remainder of 2012 consist of: $248.9 million of consolidated debt; $512.3 million of unconsolidated joint venture debt and $95.4 million of debt on properties included in the Company’s preferred equity program, assuming the utilization of extension options where available.  The 2012 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facility (which at June 30, 2012 had $1.7 billion available) and debt refinancing.  The 2012 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $8.5 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

During October 2011, the Company established a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension option.  This credit facility, which replaced the Company’s $1.5 billion unsecured U.S. credit facility and CAD $250.0 million credit facility, provides funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at LIBOR plus 1.05% and fluctuates in accordance with changes in the Company’s senior debt ratings and has a facility fee of 0.20% per annum.  As part of this Credit Facility, the Company has a competitive bid option whereby the Company could auction up to $875.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  In addition, as part of the Credit Facility, the Company has a $500.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Canadian dollars, Pounds Sterling, Japanese Yen or euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.  As of June 30, 2012, the Credit Facility had a balance of $14.2 million outstanding and $26.5 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 06/30/12
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	41%
Total Priority Indebtedness to GAV	<35%	8%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.23	x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.29	x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of October 27, 2011, filed in the Company’s Current Report on Form 8-K dated November 2, 2011.

During April 2012, the Company obtained a new $400.0 million unsecured term loan with a consortium of banks, which accrues interest at LIBOR plus 105 basis points.  The term loan is scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017.  Pursuant to the terms of the Credit Agreement, the Company, among other things is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios.  Proceeds from this term loan were used for general corporate purposes including the repayment of debt.  The term loan covenants are similar to the Credit Facility covenants described above.

During March 2008, the Company obtained a Mexican peso (“MXN”) 1.0 billion term loan, which bears interest at a fixed rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of its MXN 500.0 million unsecured revolving credit facility, which was terminated by the Company. Remaining proceeds from this term loan were used for funding MXN denominated investments.  As of June 30, 2012, the outstanding balance on this term loan was MXN 1.0 billion (USD $73.2 million).  The Mexican term loan covenants are similar to the Credit Facility covenants described above.

The Company, pursuant to its shelf registration statement may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 06/30/12
Consolidated Indebtedness to Total Assets	<60%	37%
Consolidated Secured Indebtedness to Total Assets	<40%	9%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.0	x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	3.0	x

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

During April 2012, the Company filed a shelf registration statement on Form S-3, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.  This shelf registration statement replaced the Company’s previous shelf registration statement which expired in April 2012.

During March 2012, the Company issued 16,000,000 Depositary Shares (the "Class I Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 6.00% Class I Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class I Preferred Stock"). Dividends on the Class I Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.00% per annum based on the $25.00 per share initial offering price, or $1.50 per annum.  The Class I Depositary Shares are redeemable, in whole or part, for cash on or after March 20, 2017, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class I Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of $387.2 million are for general corporate purposes, including the reduction of borrowings outstanding under the Company’s revolving credit facility and the redemption of shares of the Company’s preferred stock when they become redeemable at the Company’s option.

During July 2012, the Company issued 9,000,000 Depositary Shares (the "Class J Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 5.50% Class J Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class J Preferred Stock"). Dividends on the Class J Depositary Shares are cumulative and payable quarterly in arrears at the rate of 5.50% per annum based on the $25.00 per share initial offering price, or $1.375 per annum.  The Class J Depositary Shares are redeemable, in whole or part, for cash on or after July 25, 2017, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class J Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of $217.8 million are for the redemption of all the outstanding depositary shares representing the Company’s Class F preferred stock, which redemption is expected to occur on or about August 15, 2012 and for general corporate purposes, including the potential redemption of additional classes of the Company’s preferred stock when they become redeemable at our option.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During the six months ended June 30, 2012, the Company repurchased 1.5 million shares of the Company’s common stock for $29.0 million, of which $7.2 million was provided to the Company from employee stock option exercises.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of June 30, 2012, the Company had over 400 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the six months ended June 30, 2012 and 2011 were $184.3 million and $177.6 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.19 per common share payable to shareholders of record on July 5, 2012, which was paid on July 16, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of June 30, 2012, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Mexican pesos (MXN) and Chilean pesos (CLP) as indicated by geographic description (amounts are USD equivalent in millions).

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$30.6	$112.7	$214.2	$110.6	$236.3	$282.2	$986.6	$1,051.4
Average Interest Rate	5.73%	5.86%	6.24%	5.43%	6.73%	6.40%	6.25%
Variable Rate	$-	$-	$-	$6.0	$-	$-	$6.0	$5.4
Average Interest Rate	-	-	-	0.25%	-	-	0.25%
Unsecured Debt
Fixed Rate	$215.9	$275.2	$294.9	$350.0	$300.0	$890.9	$2,326.9	$2,525.0
Average Interest Rate	6.00%	5.39%	5.20%	5.29%	5.78%	5.62%	5.55%
Variable Rate	$2.5	$-	$400.0	$14.2	$-	$-	$416.7	$401.3
Average Interest Rate	5.50%	-	1.30%	1.37%	-	-	1.32%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$-	$196.7	$-	$-	$-	$147.5	$344.2	$357.7
Average Interest Rate	-	5.18%	-	-	-	5.99%	5.53%
Variable Rate	$-	$-	$-	$-	$-	$-	$-	$-
Average Interest Rate	-	-	-	-	-	-	-

Mexican Pesos Denominated

Unsecured Debt
Fixed Rate	$-	$73.2	$-	$-	$-	$-	$73.2	$62.0
Average Interest Rate	-	8.58%	-	-	-	-	8.58%

Chilean Pesos Denominated

Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$38.0	$38.0	$43.3
Average Interest Rate	-	-	-	-	-	5.72%	5.72%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $2.3 million for the six months ended June 30, 2012, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments as of June 30, 2012.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents:

Foreign Investment (in millions)
Country	Local Currency	US Dollars
Mexican real estate investments (MXN)	8,840.4	$659.3
Canadian real estate joint venture and marketable securities investments (CAD)	417.7	$410.7
Chilean real estate investments (CLP)	37,623.4	$73.8
Brazilian real estate investments (Brazilian Real)	43.1	$21.3
Peruvian real estate investments (Peruvian Nuevo Sol)	13.8	$5.1

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

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period			Number of Shares Purchased*	Price Paid per Share	Purchased as Part of Publicly Announced Plans or Programs	Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2012	–	January 31, 2012	20,233	$18.20	-	$-
February 1, 2012	–	February 29, 2012	358,908	$18.56	-	-
March 1, 2012	–	March 31, 2012	1,005,934	$18.91	-	-
April 1, 2012	–	April 30, 2012	41,138	$19.23	-	-
May 1, 2012	–	May 31, 2012	61,211	$19.20	-	-
June 1, 2012	–	June 30, 2012	48,327	$18.44	-	-
Total			1,535,751	$18.86	-	$-

*
During the six months ended June 30, 2012, the Company repurchased 1,535,751 shares of common stock in open-market transactions to offset new issuances of common shares in connection with restricted stock awards and the exercise of stock options.  The Company expended $29.0 million to repurchase these shares, of which $7.2 million was provided to the Company from employee stock option exercises.

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

KIMCO REALTY CORPORATION

August 3, 2012	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

August 3, 2012	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer