Form 10-Q
period 2012-09-30
KIMCO REALTY CORP
filed 2012-11-06
CIK 879101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 24, 2012, the registrant had 407,623,066 shares of common stock outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	September 30,	December 31,
	2012	2011
Assets:
Operating real estate, net of accumulated depreciation of $1,745,992 and $1,693,090, respectively	$7,078,206	$6,898,445
Investments and advances in real estate joint ventures	1,433,450	1,404,214
Real estate under development	132,113	179,722
Other real estate investments	326,268	344,131
Mortgages and other financing receivables	98,188	102,972
Cash and cash equivalents	429,529	112,882
Marketable securities	35,811	33,540
Accounts and notes receivable	138,558	149,807
Other assets	443,853	388,803
Total assets	$10,115,976	$9,614,516

Liabilities:
Notes payable	$3,159,943	$2,983,886
Mortgages payable	1,015,313	1,085,371
Construction loans payable	42,935	45,128
Dividends payable	94,856	92,159
Other liabilities	464,691	432,755
Total liabilities	4,777,738	4,639,299
Redeemable noncontrolling interests	95,059	95,074

Stockholders' equity:
Preferred Stock, $1.00 par value, authorized 5,791,200 and 5,146,000 shares, respectively
Class F Preferred Stock, $1.00 par value, authorized zero shares and 700,000 shares, respectively issued and outstanding zero shares and 700,000 shares, respectively Aggregate liquidation preference $175,000	-	700
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares issued and outstanding 184,000 shares Aggregate liquidation preference $460,000	184	184
Class H Preferred Stock, $1.00 par value, authorized 70,000 shares issued and outstanding 70,000 shares Aggregate liquidation preference $175,000	70	70
Class I Preferred Stock, $1.00 par value, authorized 18,400 and zero shares, respectively issued and outstanding 16,000 and zero shares, respectively Aggregate liquidation preference $400,000	16	-
Class J preferred stock, $1.00 par value, authorized 9,000 and zero shares, respectively issued and outstanding 9,000 and zero shares, respectively Aggregate liquidation preference $225,000	9	-
Common Stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 407,608,794 and 406,937,830 shares, respectively	4,076	4,069
Paid-in capital	5,938,244	5,492,022
Cumulative distributions in excess of net income	(813,097)	(702,999)
	5,129,502	4,794,046
Accumulated other comprehensive income	(56,785)	(107,660)
Total stockholders' equity	5,072,717	4,686,386
Noncontrolling interests	170,462	193,757
Total equity	5,243,179	4,880,143
Total liabilities and equity	$10,115,976	$9,614,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Revenues from rental property	$222,961	$204,297	$660,502	$620,440
Management and other fee income	8,917	8,728	27,053	26,827

Total revenues	231,878	213,025	687,555	647,267

Operating expenses
Rent	3,270	3,455	9,457	10,545
Real estate taxes	29,917	27,827	87,606	83,985
Operating and maintenance	27,478	27,315	82,589	84,896
General and administrative expenses	29,957	30,846	95,317	90,188
Impairment charges	588	4,037	22,539	7,757
Depreciation and amortization	65,631	56,870	187,839	176,165

Total operating expenses	156,841	150,350	485,347	453,536

Operating income	75,037	62,675	202,208	193,731

Other income/(expense)
Mortgage and other financing income	2,092	1,959	6,083	5,728
Interest, dividends and other investment income	598	375	1,110	14,173
Other expense, net	(3,085)	(2,655)	(6,169)	(2,153)
Interest expense	(57,116)	(56,120)	(171,632)	(166,535)
Income from other real estate investments	545	2,449	1,688	3,062

Income from continuing operations before income taxes, equity in income of joint ventures and equity in income from other real estate investments	18,071	8,683	33,288	48,006

Provision for income taxes, net	(5,183)	(4,443)	(4,822)	(14,332)
Equity in income of joint ventures, net	24,498	19,641	103,743	49,810
Equity in income of other real estate investments, net	10,239	24,788	35,340	35,123
Income from continuing operations	47,625	48,669	167,549	118,607

Discontinued operations
Income/(loss) from discontinued operating properties, net of tax	734	5,678	(2,195)	13,521
Impairment/loss on operating properties sold, net of tax	(2,604)	(289)	(15,364)	(8,919)
Gain on disposition of operating properties, net of tax	11,329	4,535	34,571	8,722
Income from discontinued operations	9,459	9,924	17,012	13,324

Gain on sale of operating properties, net of tax	-	-	4,059	-

Net income	57,084	58,593	188,620	131,931

Net income attributable to noncontrolling interests	(2,143)	(3,612)	(10,928)	(9,277)

Net income attributable to the Company	54,941	54,981	177,692	122,654

Redemption costs	(6,213)	-	(6,213)	-
Preferred stock dividends	(21,622)	(14,841)	(58,037)	(44,522)
Net income available to the Company's common shareholders	$27,106	$40,140	$113,442	$78,132

Per common share:
Income from continuing operations:
-Basic	$0.04	$0.07	$0.24	$0.16
-Diluted	$0.04	$0.07	$0.24	$0.16
Net income:
-Basic	$0.07	$0.10	$0.28	$0.19
-Diluted	$0.07	$0.10	$0.28	$0.19

Weighted average shares:
-Basic	405,810	406,564	405,880	406,521
-Diluted	406,747	407,292	406,650	407,386

Amounts available to the Company's common shareholders:
Income from continuing operations, net of tax	$16,761	$30,191	$97,795	$65,010
Income from discontinued operations	10,345	9,949	15,647	13,122
Net income	$27,106	$40,140	$113,442	$78,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Net income	$57,084	$58,593	$188,620	$131,931
Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities	1,382	(5,240)	2,311	(7,369)
Change in unrealized gain on interest rate swaps	31	103	403	362
Foreign currency translation adjustment	42,807	(113,855)	52,378	(55,823)
Other comprehensive income	44,220	(118,992)	55,092	(62,830)

Comprehensive income	101,304	(60,399)	243,712	69,101

Comprehensive income attributable to noncontrolling interests	(3,259)	1,310	(15,145)	(8,674)

Comprehensive income attributable to the Company	$98,045	$(59,089)	$228,567	$60,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)
(in thousands)

	Cumulative Distributions in Excess of Net	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2011	$(515,164)	$(23,853)	954	$954	406,424	$4,064	$5,469,841	$4,935,842	$225,444	$5,161,286

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,011	1,011

Comprehensive income:
Net income	122,654	-	-	-	-	-	-	122,654	9,277	131,931
Other comprehensive income, net of tax:
Change in unrealized loss on marketable securities	-	(7,369)	-	-	-	-	-	(7,369)	-	(7,369)
Change in unrealized gain on interest rate swaps	-	362	-	-	-	-	-	362	-	362
Change in foreign currency translation adjustment	-	(55,220)	-	-	-	-	-	(55,220)	(603)	(55,823)
Comprehensive income

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(4,758)	(4,758)
Dividends ($0.54 per common share; $1.2468 per Class F Depositary Share, $1.4532 per Class G Depositary Share and $1.2989 per Class H Depositary Share, respectively)	(264,727)	-	-	-	-	-	-	(264,727)	-	(264,727)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(11,539)	(11,539)
Issuance of common stock	-	-	-	-	438	5	4,936	4,941	-	4,941
Surrender of common stock	-	-	-	-	(34)	(1)	(579)	(580)	-	(580)
Repurchase of common stock	-	-	-	-	(214)	(2)	(3,979)	(3,981)	-	(3,981)
Exercise of common stock options	-	-	-	-	326	3	4,897	4,900	-	4,900
Acquisition of noncontrolling interests	-	-	-	-	-	-	2,970	2,970	(22,456)	(19,486)
Amortization of equity awards	-	-	-	-	-	-	10,669	10,669	-	10,669
Balance, September 30, 2011	$(657,237)	$(86,080)	954	$954	406,940	$4,069	$5,488,755	$4,750,461	$196,376	$4,946,837

Balance, January 1, 2012	$(702,999)	$(107,660)	954	$954	406,938	$4,069	$5,492,022	$4,686,386	$193,757	$4,880,143

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,343	1,343

Comprehensive income:
Net income	177,692	-	-	-	-	-	-	177,692	10,928	188,620
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	2,311	-	-	-	-	-	2,311	-	2,311
Change in unrealized gain on interest rate swaps	-	403	-	-	-	-	-	403	-	403
Change in foreign currency translation adjustment	-	48,161	-	-	-	-	-	48,161	4,217	52,378

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(4,745)	(4,745)
Dividends ($0.57 per common share; $1.0344 per Class F Depositary Share, $1.4532 per Class G Depositary Share, $1.2989 per Class H Depositary Share and $0.79583 per Class I Depositary Share, and $0.2521 per Class J Depositary Share, respectively)	(287,790)	-	-	-	-	-	-	(287,790)	-	(287,790)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(11,874)	(11,874)
Issuance of common stock	-	-	-	-	1,093	11	18,055	18,066	-	18,066
Issuance of preferred stock	-	-	25	25	-	-	605,046	605,071	-	605,071
Surrender of common stock	-	-	-	-	(111)	(1)	(2,072)	(2,073)	-	(2,073)
Repurchase of common stock	-	-	-	-	(1,636)	(16)	(30,930)	(30,946)	-	(30,946)
Exercise of common stock options	-	-	-	-	1,325	13	20,018	20,031	-	20,031
Acquisition of noncontrolling interests	-	-	-	-	-	-	296	296	(23,164)	(22,868)
Amortization of equity awards	-	-	-	-	-	-	10,109	10,109	-	10,109
Redemption of preferred stock	-	-	(700)	(700)	-	-	(174,300)	(175,000)	-	(175,000)
Balance, September 30, 2012	$(813,097)	$(56,785)	279	$279	407,609	$4,076	$5,938,244	$5,072,717	$170,462	$5,243,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011

Cash flow from operating activities:
Net income	$188,620	$131,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197,964	188,812
Impairment charges	37,740	16,676
Gain on sale of operating properties	(44,596)	(8,722)
Equity in income of joint ventures, net	(103,743)	(49,810)
Equity in income from other real estate investments, net	(35,340)	(35,123)
Distributions from joint ventures and other real estate investments	150,721	108,595
Cash retained from excess tax benefits	-	(69)
Change in accounts and notes receivable	11,249	(5,182)
Change in accounts payable and accrued expenses	34,915	32,826
Change in other operating assets and liabilities	(29,940)	(12,019)
Net cash flow provided by operating activities	407,590	367,915

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(421,849)	(169,350)
Acquisition of and improvements to real estate under development	(2,423)	(26,939)
Proceeds from sale/repayments of marketable securities	156	178,290
Investments and advances to real estate joint ventures	(159,121)	(90,747)
Reimbursements of investments and advances to real estate joint ventures	135,987	44,894
Other real estate investments	(4,215)	(5,225)
Reimbursements of investments and advances to other real estate investments	26,637	50,536
Investment in mortgage loans receivable	(15,623)	-
Collection of mortgage loans receivable	24,613	14,732
Other investments	(924)	(730)
Reimbursements of other investments	9,538	11,122
Proceeds from sale of operating properties	277,174	65,593
Proceeds from sale of development properties	-	7,373
Net cash flow (used for) provided by investing activities	(130,050)	79,549

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(212,105)	(24,393)
Principal payments on rental property debt	(17,585)	(17,130)
Principal payments on construction loan financings	(213)	(409)
Proceeds from mortgage/construction loan financings	6,276	13,685
(Repayment) proceeds under unsecured revolving credit facilities, net	(226,558)	13,326
Proceeds from issuance of unsecured term loan	400,000	-
Repayment of unsecured notes	(17,000)	(88,000)
Financing origination costs	(1,904)	(855)
Redemption of non-controlling interests	(25,868)	(23,890)
Dividends paid	(285,092)	(265,674)
Cash retained from excess tax benefits	-	69
Proceeds from issuance of stock	625,102	4,832
Redemption of preferred stock	(175,000)	-
Repurchase of common stock	(30,946)	(3,981)
Net cash flow provided by (used for) financing activities	39,107	(392,420)

Change in cash and cash equivalents	$316,647	$55,044

Cash and cash equivalents, beginning of year	112,882	125,154
Cash and cash equivalents, end of year	$429,529	$180,198

Interest paid during the year (net of capitalized interest of $1,273 and $6,142, respectively)	$149,976	$145,378

Income taxes paid during the year	$1,970	$2,062

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Computation of Basic Earnings Per Share:

Income from continuing operations	$47,625	$48,669	$167,549	$118,607
Gain on sale of operating properties, net of tax	-	-	4,059	-
Net income attributable to noncontrolling interests	(2,143)	(3,612)	(10,928)	(9,277)
Discontinued operations attributable to noncontrolling interests	(886)	(25)	1,365	202
Redemption costs	(6,213)	-	(6,213)	-
Preferred stock dividends	(21,622)	(14,841)	(58,037)	(44,522)
Income from continuing operations available to the common shareholders	16,761	30,191	97,795	65,010
Earnings attributable to unvested restricted shares	(298)	(150)	(893)	(450)
Income from continuing operations attributable to common shareholders	16,463	30,041	96,902	64,560
Income from discontinued operations attributable to the Company	10,345	9,949	15,647	13,122
Net income attributable to the Company’s common shareholders for basic earnings per share	$26,808	$39,990	$112,549	$77,682

Weighted average common shares outstanding	405,810	406,564	405,880	406,521

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.04	$0.07	$0.24	$0.16
Income from discontinued operations	0.03	0.03	0.04	0.03
Net income	$0.07	$0.10	$0.28	$0.19

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$16,463	$30,041	$96,902	$64,560
Income from discontinued operations attributable to the Company	10,345	9,949	15,647	13,122
Net income attributable to the Company’s common shareholders for diluted earnings per share	$26,808	$39,990	$112,549	$77,682

Weighted average common shares outstanding – basic	405,810	406,564	405,880	406,521
Effect of dilutive securities (a):
Equity awards	937	728	770	865
Shares for diluted earnings per common share	406,747	407,292	406,650	407,386

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.04	$0.07	$0.24	$0.16
Income from discontinued operations	0.03	0.03	0.04	0.03
Net income	$0.07	$0.10	$0.28	$0.19

(a)  For the three and nine months ended September 30, 2012 and 2011, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.  Additionally, there were 11,205,056 and 13,552,139 stock options that were not dilutive at September 30, 2012 and 2011, respectively.

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

In November 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU 2011-10”). ASU 2011-10 requires a parent company that ceases to have a controlling financial interest in a subsidiary that is in substance real estate because the subsidiary has defaulted on its nonrecourse debt to use the FASB’s Real Estate guidance to determine whether to derecognize the in substance real estate entities.  ASU 2011-10 is effective for reporting periods beginning on or after June 15, 2012.  The adoption of ASU 2011-10 did not have a material impact on the Company’s financial position or results of operations.

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

Reclassifications –

The Company made the following reclassification to the Company’s 2011 Condensed Consolidated Balance Sheets to conform to the 2012 presentation: (i) a reclassification of amounts relating to leasing commissions from Operating real estate and Real estate under development to Other assets.

2. Operating Property Activities

Acquisitions -

During the nine months ended September 30, 2012, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA*
Woodbridge S.C.	Sugarland, TX	Jan-12	$9,000	$-	$9,000	97
Bell Camino Center	Sun City, AZ	Jan-12	4,185	4,210	8,395	63
Olympia West Outparcel	Olympia, WA	Feb-12	1,200	-	1,200	6
Frontier Village (1)	Lake Stevens, WA	Mar-12	12,231	30,900	43,131	195
Silverdale S.C. (1)	Silverdale, WA	Mar-12	8,335	24,000	32,335	170
31 parcels (2)	Various	Jan-12	30,753	-	30,753	83
1 parcel (3)	Duncan, SC	Jan-12	1,048	-	1,048	3
30 parcels (2)	Various	Mar-12	39,493	-	39,493	107
1 parcel (3)	Peru, IL	Mar-12	995	-	995	4
Towson Place (4)	Towson, MD	Apr - 12	69,375	57,625	127,000	680
Prien Lake Outparcel	Lake Charles, LA	May - 12	1,800	-	1,800	8
Devon Village	Devon, PA	June -12	28,550	-	28,550	79
4 Properties	Various, NC	June - 12	63,750	-	63,750	368
Lake Jackson (5)	Lake Jackson, TX	July - 12	5,500	-	5,500	35
Woodlawn S.C.	Charlotte, NC	July - 12	7,050	-	7,050	137
Columbia Crossing - 2 Outparcels	Columbia, MD	July - 12	11,060	-	11,060	69
Pompano Beach (6)	Pompano Beach, FL	July - 12	12,180	-	12,180	81
6 Parcels (2)	Various	July - 12	8,111	-	8,111	19
Wilton S.C.	Wilton, CT	Aug - 12	18,800	20,900	39,700	96
Hawthorne Hills S. C.	Vernon Hills, IL	Aug - 12	15,974	21,563	37,537	193
			$349,390	$159,198	$508,588	2,493
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
(2)   Acquired an aggregate of 67 parcels net leased to restaurants through a consolidated joint venture, in which the Company has a 99.1% controlling interest.  During July 2012, the Company purchased the remaining 0.9% interest for $0.7 million.
(3)   Acquired an aggregate of two parcels net leased to restaurants through a consolidated joint venture, in which the Company has a 92.0% controlling interest.  During July 2012, the Company sold 4% of its interest for $0.1 million.  The Company continues to have a controlling interest in the joint venture and therefore continues to consolidate this investment.
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
(5)   The Company acquired this property from a preferred equity investment in which the Company held a noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance.  This transaction resulted in a change in control with no gain or loss recognized.
(6)   This property was acquired from a joint venture in which the Company had a 50% noncontrolling interest.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance.  This transaction resulted in a change in control with no gain or loss recognized.

The aggregate purchase price of the properties acquired during the nine months ended September 30, 2012 has been allocated as follows (in thousands):

Land	$164,990
Buildings	250,505
Above Market Rents	12,556
Below Market Rents	(35,735)
In-Place Leases	26,128
Building Improvements	78,687
Tenant Improvements	15,615
Mortgage Fair Value Adjustment	(4,158)
$508,588

Additionally, during the nine months ended September 30, 2012, the Company acquired, in separate transactions, the remaining interest in four separate consolidated joint ventures for $8.7 million.  There was no change in control as a result of these transactions and as such the purchase of the remaining interest in these joint ventures resulted in a decrease in noncontrolling interest of $7.4 million and an increase to the Company’s Paid-in capital of $0.2 million.

FNC Realty Corporation –

During the nine months ended September 30, 2012, the Company acquired an additional 13.00% interest in FNC Realty Corporation (“FNC”) for $14.6 million, which increased the Company’s total ownership interest to 82.08%.  The Company had previously and continues to consolidate FNC.

Dispositions –

During the nine months ended September 30, 2012, the Company disposed of 30 operating properties and two outparcels, in separate transactions, for an aggregate sales price of $234.0 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $36.5 million and impairment charges of $14.3 million.

Additionally, during the nine months ended September 30, 2012, the Company disposed of four land parcels and two outparcels for an aggregate sales price of $7.1 million and recognized an aggregate gain of $2.0 million and impairment charges of $0.3 million related to these transactions. The gains from these transactions are recorded as other income, which is included in Other expense, net, and the impairment charges have been recorded as Impairment charges in the Company’s Condensed Consolidated Statements of Income.  The Company provided seller financing in connection with the sale of one of the land parcels for $1.75 million, which bears interest at a rate of 6.5% for the first six months and 7.5% for the remaining term, and is scheduled to mature in November 2012.  The Company evaluated this transaction pursuant to the FASB’s real estate sales guidance and concluded that the criteria for sale recognition was met.

Also, during the nine months ended September 30, 2012, the Company sold a land parcel in San Juan del Rio, Mexico for a sales price of 24.3 million Mexican Pesos (“MXN”) (USD $1.9 million).  The Company recognized a gain of MXN 5.7 million (USD $0.4 million) on this transaction.   The gain from this transaction is recorded as other income, which is included in Other expense, net, in the Company’s Condensed Consolidated Statements of Income.

During the nine months ended September 30, 2012, the Company sold a previously consolidated operating property to a newly formed unconsolidated joint venture in which the Company has a 20% noncontrolling interest for a sales price of $55.5 million.  This transaction resulted in a pre-tax gain of $10.0 million, of which the Company deferred $2.0 million due to its continued involvement.  This gain has been recorded as Gain on sale of operating properties, net of tax in the Company’s Condensed Consolidated Statements of Income.

Impairment Charges -

In addition to the impairment charges described above, during the nine months ended September 30, 2012, the Company recognized an aggregate impairment charge of $22.2 million relating to its investment in three operating properties, which are included in Operating expenses in the Company’s Condensed Consolidated Statements of Income.  The aggregate book value of these properties was $38.3 million. The estimated aggregate fair value of these properties is based upon purchase price offers and comparable sales information aggregating $16.1 million.  These impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions (see Footnote 14).

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

The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2012 and 2011 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2012 and 2011 and the operations for the applicable period for those assets classified as held-for-sale as of September 30, 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Discontinued operations:
Revenues from rental property	$3,524	$12,669	$15,515	$39,593
Rental property expenses	(1,391)	(4,266)	(7,246)	(14,042)
Depreciation and amortization	(1,143)	(3,656)	(10,125)	(12,647)
Interest expense	(199)	(403)	(589)	(1,348)
Income from other real estate investments	-	1,430	13	1,945
Other expense, net	(35)	(124)	(178)	(57)
Income/(loss) from discontinued operating properties, before income taxes	756	5,650	(2,610)	13,444
Impairment charges	(2,582)	(289)	(15,201)	(8,919)
Gain on disposition of operating properties	13,278	4,535	36,520	8,722
(Provision)/benefit for income taxes, net	(1,993)	28	(1,697)	77
Income from discontinued operating properties	9,459	9,924	17,012	13,324
Net loss/(income) attributable to noncontrolling interests	886	25	(1,365)	(202)
Income from discontinued operations attributable to the Company	$10,345	$9,949	$15,647	$13,122

During the nine months ended September 30, 2012, the Company classified as held-for-sale 17 operating properties, comprising 1.9 million square feet of GLA.  The book value of these properties was $69.8 million, net of accumulated depreciation of $51.1 million.  The Company recognized impairment charges of $4.2 million on three of these properties. The book value of the other properties did not exceed its estimated fair value, less costs to sell, and as such no impairment charges were recognized.  The Company’s determination of the fair value of these properties, aggregating $98.6 million, was based upon executed contracts of sale with third parties (see Footnote 14).   In addition, the Company completed the sale of three operating properties during the nine months ended September 30, 2012 for which two were classified as held-for-sale during 2011 (these dispositions are included in Footnote 2 above).  The remaining 16 properties held-for-sale, aggregating $59.1 million, net of accumulated depreciation of $46.4 million, are included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

4. Ground-Up Development

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of September 30, 2012, the Company had a total of three ground-up development projects, consisting of two projects located in the U.S. and one project located in Peru.

5. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at September 30, 2012 and December 31, 2011 and the Company’s share of income/(loss) for the nine months ended September 30, 2012 and 2011 (in millions, except number of properties):

As of and for the nine months ended September 30, 2012
Venture	Average Ownership Interest	Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.00%	61	10.7	$2,741.1	$157.6	$5.6
Kimco Income Opportunity Portfolio (“KIR”) (2)	45.00%	58	12.4	1,541.9	140.3	17.2
UBS Programs (2)*	17.90%	40	5.7	1,258.2	58.4	(0.3)
BIG Shopping Centers (2)*	37.60%	22	3.6	555.9	33.8	(2.1)
The Canada Pension Plan Investment Board (“CPP”) (2)	55.00%	6	2.4	434.2	149.8	4.0
Kimco Income Fund (2)	15.20%	12	1.5	284.7	12.3	1.4
SEB Immobilien (2)	15.00%	13	1.8	361.2	1.8	0.5
Other Institutional Programs (2) (5) (8)	Various	61	3.1	556.2	20.7	18.7
RioCan (10)	50.00%	45	9.3	1,388.8	122.0	24.2
Intown (3)	-	138	N/A	839.3	86.7	2.4
Latin America	Various	131	18.1	1,184.8	333.8	11.1
Other Joint Venture Programs (4) (6) (7) (9) (11)	Various	91	13.4	1,845.7	316.3	21.0
Total		678	82.0	$12,992.0	$1,433.5	$103.7

As of December 31, 2011						For the nine months ended September 30, 2011
Venture	Average Ownership Interest	Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.00%	63	10.9	$2,781.4	$151.9	$(1.4)
Kimco Income Opportunity Portfolio (“KIR”) (2)	45.00%	59	12.6	1,556.6	151.4	12.7
UBS Programs (2)*	17.90%	42	5.9	1,330.5	61.3	(0.4)
BIG Shopping Centers (2)*	37.60%	23	3.7	557.4	41.2	(2.0)
The Canada Pension Plan Investment Board (“CPP”) (2)	55.00%	6	2.4	430.0	140.6	4.0
Kimco Income Fund (2)	15.20%	12	1.5	281.1	12.1	0.8
SEB Immobilien (2)	15.00%	13	1.8	360.5	2.1	0.0
Other Institutional Programs (2)	Various	67	4.7	804.4	33.7	1.0
RioCan	50.00%	45	9.3	1,367.0	62.2	15.9
Intown (3)	-	138	N/A	829.9	90.8	(1.8)
Latin America	Various	130	17.9	1,145.8	318.0	9.9
Other Joint Venture Programs	Various	92	13.7	2,016.5	338.9	11.1
Total		690	84.4	$13,461.1	$1,404.2	$49.8

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
(4)   During the nine months ended September 30, 2012, two joint ventures in which the Company holds noncontrolling interests sold two properties for an aggregate sales price of $118.0 million.  The Company received distributions of $18.5 million and recognized an aggregate gain of $8.3 million.
(5)   During the nine months ended September 30, 2012, a joint venture in which the Company holds a noncontrolling interest sold two encumbered operating properties to the Company for an aggregate sales price of $75.5 million.  The Company recognized promote income of $2.6 million.
(6)   During the nine months ended September 30, 2012, the Company amended one of its Canadian preferred equity investment agreements to restructure the investment as a pari passu joint venture in which the Company holds a noncontrolling interest.  As a result of this transaction, the Company continues to account for its investment in this joint venture under the equity method of accounting and includes this investment in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets.
(7)   During the nine months ended September 30, 2012, a joint venture in which the Company holds a noncontrolling interest sold an operating property for a sales price of $62.0 million, which resulted in no gain or loss recognized.
(8)   During the nine months ended September 30, 2012, a joint venture in which the Company held a noncontrolling interest sold an operating property to the Company for a sales price of $127.0 million.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a gain of $12.1 million from the fair value adjustment associated with its original ownership due to a change in control.  In addition, the Company recognized promote income of $1.1 million in connection with this transaction.
(9)   During the nine months ended September 30, 2012, the Company sold an operating property to a newly formed unconsolidated joint venture in which the Company has a noncontrolling interest for a sales price of $55.5 million.
(10) During the nine months September 30, 2012, the Company recognized income of $7.5 million, before taxes of $1.5 million, from the sale of certain air rights at one of the properties in this portfolio.
(11) During the nine months ended September 30, 2012, a joint venture in which the Company holds a noncontrolling interest acquired an operating property in Alberta, Canada for a purchase price of $41.7 million.  The Company’s capital contribution was $14.2 million.

 The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2012 and December 31, 2011 (in millions, except weighted average remaining term):

	As of September 30, 2012			As of December 31, 2011
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**
KimPru and KimPru II	$1,103.0	5.53%	47.2	$1,185.2	5.59%	52.6
KIR	916.7	5.44%	68.1	911.5	5.89%	75.6
UBS Programs	695.1	5.40%	42.1	718.9	5.66%	47.4
BIG Shopping Centers	444.0	5.52%	48.5	444.5	5.52%	57.4
CPP	142.3	5.21%	34.0	166.3	4.45%	27.0
Kimco Income Fund	162.2	5.45%	23.7	164.7	5.45%	32.7
SEB Immobilien	243.8	5.11%	58.3	243.7	5.34%	61.9
RioCan	922.5	5.42%	38.9	925.0	5.66%	43.3
Intown	616.9	4.42%	40.9	621.8	5.09%	39.6
Other Institutional Programs	355.2	5.26%	37.2	514.4	4.90%	45.4
Other Joint Venture Programs	1,625.3	5.69%	59.9	1,804.7	5.60%	56.9
Total	$7,227.0			$7,700.7

** Average Remaining Term includes extension options

Prudential Investment Program -

During the nine months ended September 30, 2012, a third party mortgage lender foreclosed on an operating property for which KimPru had previously taken an impairment charge during 2011.  As a result of this foreclosure, KimPru recognized an additional impairment of $0.8 million.  Additionally, KimPru recognized an impairment charge of $4.2 million on a property which was sold to a third party.   The Company’s share of these impairment charges was $0.6 million, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

UBS Programs (“KUBS”) –

During the nine months ended September 30, 2012, KUBS recognized an aggregate impairment charge of $12.9 million relating to an operating property which was classified as held-for-sale and an operating property that was sold to a third party.  KUBS’s determination of the fair value for these properties, $44.1 million, was based upon contracts of sale.  The Company’s share of this aggregate impairment was $2.2 million and is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

6. Other Real Estate Investments

Preferred Equity Capital -

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program. As of September 30, 2012, the Company’s net investment under the Preferred Equity program was $297.4 million relating to 509 properties, including 397 net leased properties.  During the nine months ended September 30, 2012, the Company earned $26.0 million from its preferred equity investments, including $6.6 million in net profit participation earned from 17 capital transactions.  During the nine months ended September 30, 2011, the Company earned $19.8 million from its preferred equity investments, including $3.9 million in profit participation earned from seven capital transactions.

During the nine months ended September 30, 2012, the Company amended one of its preferred equity agreements to restructure its investment, into a pari passu joint venture investment in which the Company holds a noncontrolling interest.  As a result of the amendment, the Company continues to account for this investment under the equity method of accounting and from the date of the amendment will include this investment in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets.

Other –

The Company holds a 13.4% noncontrolling interest in a joint venture with an investment group, which owns a portion of Albertson’s Inc.  During the nine months ended September 30, 2012, the joint venture distributed $50.3 million of which the Company received $6.9 million.  As a result of this transaction, the Company recognized income of $6.9 million, before income taxes, as the cash received was in excess of the Company’s investment.

7. Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at September 30, 2012, are two consolidated entities that are VIEs, for which the Company is the primary beneficiary.   All of these entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At September 30, 2012, total assets of these VIEs were $10.8 million and total liabilities were $0.1 million.  The classification of these assets is primarily within real estate and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at September 30, 2012 are two entities that are VIEs, for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At September 30, 2012, total assets of these ground-up development VIEs were $87.8 million and total liabilities were $0.4 million. The classification of these assets is primarily within Real estate under development and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating $31.2 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at September 30, 2012, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

The Company’s investment in this VIE was $33.9 million as of September 30, 2012, which is included in Real estate under development in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $52.3 million, which primarily represents the Company’s current investment and estimated future funding commitments of $18.4 million.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

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

The following table presents performing and non-performing loans as of September 30, 2012 (in thousands):

	Number of Loans	Amount
Performing Loans	22	$78,145
Non-Performing Loans	4	20,043
Total	26	$98,188

As of September 30, 2012, the Company had four loans aggregating $20.0 million which were in default for nonpayment of interest only or principal and interest. The Company has placed all these loans on non-accrual status with respect to the recognition of interest income starting from each loan’s nonperformance date. Nonperformance dates for these loans range from 4 months to 6 years.  The Company assessed each of these four loans and determined that the estimated fair value of the underlying collateral exceeded the respective carrying values as of September 30, 2012.

9. Marketable Securities and Other Investments

At September 30, 2012, the Company’s investment in marketable securities was $35.8 million which includes an aggregate unrealized gain of $18.5 million relating to marketable equity security investments.

10. Notes Payable

During April 2012, the Company obtained a new $400.0 million unsecured term loan with a consortium of banks, which accrues interest at LIBOR plus 105 basis points.  The term loan is scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017. Proceeds from this term loan were used for general corporate purposes including the repayment of maturing debt amounts.

During July 2012, the Company repaid the $17.0 million outstanding on its 5.98% medium-term notes, which matured in July 2012.

11. Mortgages Payable

During the nine months ended September 30, 2012, the Company (i) assumed $163.4 million of individual non-recourse mortgage debt relating to the acquisition of six operating properties, including an increase of $4.2 million associated with fair value debt adjustments, (ii) paid off $212.1 million of mortgage debt that encumbered 14 properties and (iii) assigned three mortgages aggregating $13.7 million in connection with property dispositions.

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest, which mature at various dates through 2031. Interest rates range from LIBOR (0.21% as of September 30, 2012) to 9.75% (weighted-average interest rate of 6.16% as of September 30, 2012).  The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of $9.8 million, as of September 30, 2012, were as follows (in millions): 2012, $31.7; 2013, $123.0; 2014, $225.2; 2015, $131.8; 2016, $233.7; and thereafter, $260.1.

12. Construction Loans

As of September 30, 2012, the Company had two construction loans with total loan commitments aggregating $68.6 million, of which $42.9 million has been funded. These loans are scheduled to mature in 2014 and 2035 and bear interest at rates of LIBOR plus 1.90% (2.11%  as of September 30, 2012) and 5.72%.  These construction loans are collateralized by the respective projects and associated tenants’ leases.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2012 and September 30, 2011 (amounts in thousands):

	2012	2011
Balance at January 1,	$95,074	$95,060
Fair market value amortization	-	15
Other	(15)	(16)
Balance at September 30,	$95,059	$95,059

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable Securities (1)	$35,811	$36,117	$33,540	$33,908

Notes Payable (2)	$3,159,943	$3,387,913	$2,983,886	$3,136,728

Mortgages Payable (3)	$1,015,313	$1,082,627	$1,085,371	$1,166,116

Construction Loans Payable (3)	$42,935	$48,559	$45,128	$49,345
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027) (4)	$-	$-	$2,654	$5,044

(1)  As of September 30, 2012, $32.7 million of these assets’ estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $3.4 million were classified within Level 3 of the fair value hierarchy.
(2)  The Company determined that its valuation of these Notes payable was classified within Level 2 of the fair value hierarchy.
(3)  The Company determined that its valuation of these liabilities was classified within Level 3 of the fair value hierarchy.
(4)  The Company sold its investment in the consolidated joint ventures that included mandatorily redeemable noncontrolling interests during the nine months ended September 30, 2012.

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities and derivatives. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of  September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2012	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$32,725	$32,725	$-	$-

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$30,462	$30,462	$-	$-
Liabilities:
Interest rate swaps	$222	$-	$222	$-

Assets measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	Balance at September 30, 2012	Level 1	Level 2	Level 3

Real estate	$16,141	$-	$-	$16,141

	Balance at December 31, 2011	Level 1	Level 2	Level 3

Real Estate	$5,289	$-	$-	$5,289
Other real estate investments (1)	$9,041	$-	$9,041	$-

(1)   Amount represents an investment in a mutual fund for which fair value was determined based on net asset value.

During the nine months ended September 30, 2012, the Company recognized impairment charges of $37.6 million ($15.2 million of which is included in discontinued operations) relating to adjustments to property carrying values. During the nine months ended September 30, 2011, the Company recognized impairment charges of $16.7 million ($8.9 million of which is included in discontinued operations) relating to adjustments to property carrying values, investment in other real estate investments and investment in real estate joint ventures. The Company’s estimated fair values relating to these impairment assessments were primarily based upon estimated sales prices from third party offers and comparable sales information. The Company does not have access to the unobservable inputs used by these third parties to determine these estimated fair values.  Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

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

Cash Flow Hedges of Interest Rate Risk -

The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps and interest rate caps with major financial institutions. The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the nine months ended September 30, 2012 and 2011, the Company had no hedge ineffectiveness.  As of September 30, 2012, the Company had no outstanding interest rate derivatives designated as cash flow hedges of interest rate risk.

16. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Acquisition of real estate interests by assumption of mortgage debt	$159,198	$51,749
Issuance of restricted common stock	$18,066	$4,941
Surrender of restricted common stock	$(2,073)	$(596)
Disposition of real estate interests by assignment of debt	$13,655	$-
Disposition of real estate through the issuance of an unsecured obligation	$1,750	$-
Declaration of dividends paid in succeeding period	$94,856	$88,090

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

During July 2012, the Company issued 9,000,000 Depositary Shares (the "Class J Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 5.50% Class J Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class J Preferred Stock"). Dividends on the Class J Depositary Shares are cumulative and payable quarterly in arrears at the rate of 5.50% per annum based on the $25.00 per share initial offering price, or $1.375 per annum.  The Class J Depositary Shares are redeemable, in whole or part, for cash on or after July 25, 2017, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class J Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of $217.8 million, after expenses, were for the redemption of all the outstanding depositary shares representing the Company’s Class F preferred stock, as discussed below and for general corporate purposes, including the potential redemption of additional classes of the Company’s preferred stock when they become redeemable at our option.

On August 15, 2012, the Company redeemed all of its outstanding 7,000,000 depositary shares of the Company’s 6.65% Class F Cumulative Redeemable Preferred Stock, $1.00 par value per share (the “Class F Preferred Stock”) for $175.0 million, before payment of accrued and unpaid dividends of $1.0 million.  In connection with this redemption the Company recorded a non-cash charge of $6.2 million resulting from the difference between the redemption amount and the carrying amount of the Class F Preferred Stock on the Company’s Condensed Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity.   The $6.2 million was subtracted from net income to arrive at net income available to common shareholders and is used in the calculation of earnings per share for the three and nine months ended September 30, 2012.

On August 15, 2012, the Company called for the redemption of all of its outstanding 18,400,000 depositary shares of the Company’s 7.75% Class G Cumulative Redeemable Preferred Stock, $1.00 par value per share (the “Class G Preferred Stock”).  The aggregate redemption amount of $460.0 million, before payment of accrued and unpaid dividends of $8.5 million, was paid on October 10, 2012.  The Company will record a non-cash charge of $15.5 million resulting from the difference between the redemption amount and the carrying amount of the Class G Preferred Stock on the Company’s Condensed Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity.   The $15.5 million will be subtracted from net income to arrive at net income available to common shareholders and will be used in the calculation of earnings per share in the quarter ending December 31, 2012.

The Company’s Class J Preferred Stock, Class I Preferred Stock, Class H Preferred Stock and Class G Preferred Stock rank pari passu as to voting rights, priority for receiving dividends and liquidation preference.

As to any matter on which the Class I Preferred Stock or Class J Preferred Stock may vote, including any action by written consent, each share of Class I Preferred Stock and Class J Preferred Stock shall be entitled to 1,000 votes, each of which 1,000 votes may be directed separately by the holder thereof.  With respect to each share of Class I Preferred Stock and Class J Preferred Stock, the holder thereof may designate up to 1,000 proxies, with each such proxy having the right to vote a whole number of votes (totaling 1,000 votes per share of Class I Preferred Stock and Class J Preferred Stock). As a result, each Class I Depositary Share and Class J Preferred Stock is entitled to one vote.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, preferred stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $2,500.00 Class G Preferred Stock per share, $2,500.00 Class H Preferred Stock per share, $25,000.00 Class I Preferred per share and $25,000.00 Class J Preferred Stock per share ($25.00 per each Class G, Class H, Class I and Class J Depositary Share), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other capital stock that ranks junior to the preferred stock as to liquidation rights.

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

The Company recognized expense associated with its equity awards of $15.1 million and $14.0 million for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, the Company had $33.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 4.1 years.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During the nine months ended September 30, 2012, the Company repurchased 1.6 million shares of the Company’s common stock for $30.9 million, of which $20.0 million was provided to the Company from options exercised.

During the nine months ended September 30, 2012, the Company expensed $5.4 million relating to severance costs associated with employees that have been terminated during 2012; $2.5 million of these severance costs related to the departure of an executive officer during January 2012.

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

The Company’s deferred tax assets and liabilities, which are included in the caption Other assets and Other liabilities on the accompanying Condensed Consolidated Balance Sheets, at September 30, 2012 and December 31, 2011, were as follows (in thousands):

	September 30, 2012	December 31, 2011
Deferred tax assets:
Tax/GAAP basis differences	$65,350	$66,177
Net operating losses	43,628	47,719
Related party deferred loss	7,577	7,577
Tax credit carryforwards	3,815	3,537
Capital loss carryforwards	647	364
Charitable contribution carryforward	3	-
Non-U.S. tax/GAAP basis differences	68,782	63,610
Valuation allowance – U.S.	(33,783)	(33,783)
Valuation allowance – Non-U.S.	(35,906)	(32,737)
Total deferred tax assets	120,113	122,464
Deferred tax liabilities – U.S.	(11,463)	(11,434)
Deferred tax liabilities – Non-U.S.	(20,875)	(16,085)
Net deferred tax assets	$87,775	$94,945

As of September 30, 2012, the Company had net deferred tax assets of $87.8 million comprised of (i) $54.0 million relating to the difference between the basis of accounting for federal and state income tax reporting and GAAP reporting for U.S. real estate assets, joint ventures, and other investments, net of $11.5 million of deferred tax liabilities, (ii) $3.8 million and $6.0 million for the tax effect of net operating loss carryovers within KRS and FNC, respectively, net of a valuation allowance within FNC of $33.8 million, (iii) $7.6 million for losses deferred for federal and state income tax purposes for transactions with related parties, (iv) $3.8 million for tax credit carryovers, (v) $0.6 million for capital loss carryovers, and (vi) $12.0 million of net deferred tax assets related to its investments in Canada and Latin America, net of a valuation allowance of $35.9 million and deferred tax liabilities of $20.9 million.  General business tax credit carryovers of $2.2 million within KRS expire during taxable years from 2028 through 2031, and alternative minimum tax credit carryovers of $1.6 million that do not expire.

As of September 30, 2012, the Company determined that no valuation allowance was needed against a $67.7 million net deferred tax asset within KRS.  The Company based its determination on an analysis of both positive and negative evidence.  Positive evidence includes positive book income in the KRS’s most recent year and quarter to date as well as future projected income.  Although KRS has three-year cumulative book income through the quarter ended September 30, 2012, the Company considered as negative evidence the three-year cumulative book loss for KRS as of December 31, 2011.  The cumulative loss was primarily the result of impairment charges taken by KRS.  The analysis showed that KRS will more likely than not realize its net deferred tax asset of $67.7 million.  If future income projections do not occur as forecasted, and if KRS does not have sufficient future taxable earnings, the Company will reevaluate the need for a valuation allowance.

The Company’s investments in Latin America are made through individual entities which are subject to local, non-U.S. taxes. The Company assesses each entity to determine if deferred tax assets are more likely than not realizable. This assessment primarily includes an analysis of cumulative earnings and the determination of future earnings to the extent necessary to fully realize the individual deferred tax asset.  Based on this analysis the Company has determined that a full valuation allowance is required for entities that have a three-year cumulative book loss and for which future earnings are not readily determinable. In addition, the Company has determined that no valuation allowance is needed for entities that have three-years of cumulative book income and future earnings are anticipated to be sufficient to more likely than not realize their deferred tax assets. At September 30, 2012, the Company had total deferred tax assets of $45.2 million relating to its Latin American investments with an aggregate valuation allowance of $35.9 million.

The Company’s deferred tax assets in Canada result principally from depreciation deducted under generally accepted accounting principles that exceeds capital cost allowances claimed under Canadian tax rules.  The deferred tax asset will naturally reverse upon disposition as the tax basis will be greater than the basis of the assets under generally accepted accounting principles.

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

20. Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2012.  The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the nine months ended September 30, 2012 and 2011, adjusted to give effect to these transactions at the beginning of 2011.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations, amounts presented in millions, except per share figures.

	Nine Months Ended September 30,
	2012	2011

Revenues from rental property	$699.5	$672.4
Net income	$177.1	$124.5
Net income available to the Company’s common shareholders	$101.9	$70.7

Net income available to the Company’s common shareholders per common share:
Basic	$0.25	$0.17
Diluted	$0.25	$0.17

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of September 30, 2012, the Company had interests in 922 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 134.7 million square feet of gross leasable area (“GLA”) and 894 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling 27.1 million square feet of GLA, for a grand total of 1,757 properties aggregating 161.8 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

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

Results of Operations

Comparison of the three months ended September 30, 2012 to 2011

	Three Months Ended
	September 30,
	(amounts in millions)
	2012	2011	Increase	% change

Revenues from rental property (1)	$223.0	$204.3	$18.7	9.2%

Rental property expenses: (2)
Rent	$3.3	$3.5	$(0.2)	(5.7)%
Real estate taxes	29.9	27.8	2.1	7.6%
Operating and maintenance	27.5	27.3	0.2	0.7%
	$60.7	$58.6	$2.1	3.6%

Depreciation and amortization (3)	$65.6	$56.9	$8.7	15.3%

Comparison of the nine months ended September 30, 2012 to 2011

	Nine Months Ended
	September 30,
	(amounts in millions)
	2012	2011	Increase	% change

Revenues from rental property (1)	$660.5	$620.4	$40.1	6.5%

Rental property expenses: (2)
Rent	$9.5	$10.5	$(1.0)	(9.5)%
Real estate taxes	87.6	84.0	3.6	4.3%
Operating and maintenance	82.6	84.9	(2.3)	(2.7)%
	$179.7	$179.4	$0.3	0.2%

Depreciation and amortization (3)	$187.8	$176.2	$11.6	6.6%

(1)
Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2012 and 2011, providing incremental revenues for the three and nine months ended September 30, 2012 of $16.0 million and $40.6 million, respectively as compared to the corresponding periods in 2011, (ii) an overall increase in the consolidated shopping center portfolio occupancy to 92.7% at September 30, 2012, as compared to 92.2% at September 30, 2011, (iii) the completion of certain development and redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the three and nine months ended September 30, 2012 of $4.2 million and $0.4 million, respectively, as compared to the corresponding periods in 2011, and (iv) an increase in revenues relating to the Company’s Latin American portfolio of $1.4 million and $5.4 million, for the three and nine months ended September 30, 2012, respectively, partially offset by (v) a decrease in revenues of $2.9 million and $6.3 million, for the three and nine months ended September 30, 2012, respectively, primarily resulting from the sale of certain properties during 2012 and 2011.

(2)
Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee; (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest; and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the three months ended September 30, 2012, as compared to the corresponding period in 2011, primarily due to (i) an increase in real estate taxes of $2.1 million, (ii) an increase in insurance premiums and claims of $0.6 million, and (iii) an increase in utilities expense of $0.3 million, partially offset by (iv) a decrease in repairs and maintenance costs of $0.8 million.  Rental property expenses increased for the nine months ended September 30, 2012, as compared to the corresponding period in 2011, primarily due to (i) an increase in real estate taxes of $3.6 million, (ii) an increase in insurance premiums and claims of $1.9 million and (iii) an increase in utilities of $1.2 million, partially offset by (iv) a decrease in snow removal costs of $5.7 million.

(3)
Depreciation and amortization increased for the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011, primarily due to (i) operating property acquisitions during 2012 and 2011, (ii) the placement of certain development properties into service and (iii) tenant vacancies, partially offset by (iv) certain operating property dispositions during 2012 and 2011.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, and payroll taxes), professional fees, office rent, travel expense, and other company-specific expenses. General and administrative expense increased $5.1 million for the nine months ended September 30, 2012, as compared to the corresponding period in 2011. This increase is primarily due to an increase in equity awards expense related to grants issued during 2012 and 2011 and an increase in other personnel related costs, including $3.2 million in severance costs of which $2.5 million relates to the departure of an executive officer in January 2012, as compared to the corresponding period in 2011.

During the nine months ended September 30, 2012, the Company recognized impairment charges of $37.6 million ($15.2 million of which is included in discontinued operations) relating to adjustments to property carrying values based on their respective estimated sales prices.  During the nine months ended September 30, 2011, the Company recognized impairment charges of $16.7 million ($8.9 million of which is included in discontinued operations) relating to adjustments to property carrying values investments in other real estate investments and investments in real estate joint ventures based on their respective estimated sales prices.  Based on the usage of estimated sales prices and comparable sales information as inputs to determine fair value the Company determined that its valuation in these investments was classified within Level 3 of the FASB’s fair value hierarchy. These impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.

Interest, dividends and other investment income decreased $13.1 million for the nine months ended September 30, 2012, as compared to the corresponding period in 2011.  This decrease is primarily due to a decrease in other investment income of $6.9 million relating to the receipt of cash distributions during 2011 in excess of the Company’s carrying value of a cost method investment and the Company’s sale of its investment in Valad notes during 2011 resulting in a decrease in interest income of $6.2 million for the nine months ended September 30, 2012, as compared to the corresponding period in 2011.

Other expense, net increased $4.0 million for the nine months ended September 30, 2012, as compared to the corresponding period in 2011.   This increase is primarily due to (i) a decrease in gains on foreign currency of $3.1 million relating to changes in foreign currency exchange rates and (ii) an increase in acquisition related costs of $3.6 million relating to an increase in transactional activity, partially offset by (iii) an increase of $2.5 million in gains on land sales during 2012, as compared to the corresponding period in 2011.

Interest expense increased $5.1 million for the nine months ended September 30, 2012, as compared to the corresponding period in 2011.  This increase is primarily related to a decrease in capitalization of interest due to the placement of certain development and redevelopment properties into service during the nine months ended September 30, 2012, as compared to the corresponding period in 2011.

Provision for income taxes, net decreased $9.5 million for the nine months ended September 30, 2012, as compared to the corresponding period in 2011.  This change is primarily due to (i) an increase in income tax benefit of $6.3 million related to impairments taken during the nine months ended September 30, 2012, as compared to the corresponding period in 2011, (ii) a decrease in tax provision of $2.7 million resulting from the receipt of a cash distribution during 2011 in excess of the Company’s carrying value of a cost method investment and (iii) a decrease in tax provision of $2.7 million resulting from a decrease in equity income recognized in connection with the Albertson’s investment during the nine months ended September 30, 2012, as compared to the corresponding period in 2011, partially offset by (iv) an increase in tax provision of $2.7 million for the nine months ended September 30, 2012, as compared to the corresponding period in 2011, resulting from incremental earnings due to increased profitability from properties within the Company’s taxable REIT subsidiaries.

Equity in income of joint ventures, net increased $4.9 million for the three months ended September 30, 2012, as compared to the corresponding period in 2011. This increase is primarily the result of (i) a decrease in impairment charges of $2.6 million during the three months ended September 30, 2012, as compared to the corresponding period in 2011, (ii) an increase in equity in income of $1.1 million from the Company’s InTown Suites investment primarily resulting from increased operating profitability and (iii) incremental earnings due to increased profitability from properties within the Company’s joint venture program, partially offset by (iv) a decrease in gains on sale and promote income recognized of $1.9 million during the three months ended September 30, 2012, as compared the corresponding period in 2011.

Equity in income of joint ventures, net increased $53.9 million for the nine months ended September 30, 2012, as compared to the corresponding period in 2011.  This increase is primarily the result of (i) an increase in gains on sale and promote income recognized of $23.7 million, (ii) the recognition of $7.5 million in income on the sale of certain air rights at a property within one of the Company’s joint venture investments in Canada, (iii) an increase in equity in income of $4.1 million from the Company’s InTown Suites investment primarily resulting from increased operating profitability, (iv) the recognition of $2.1 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated joint venture, (v) a decrease in equity in loss of $3.7 million resulting from the disposition of a portfolio of properties during 2011, (vi) an increase in equity in income of $3.4 million from the Company’s joint venture investments in Canada and (vii) incremental earnings due to increased profitability from properties within the Company’s joint venture program.

Equity in income from other real estate investments, net decreased $14.5 million for the three months ended September 30, 2012, as compared to the corresponding period in 2011.  This decrease is primarily due to (i) a decrease of $13.9 million in equity in income from the Albertson’s joint venture resulting from cash distributions received in excess of the Company’s investment during the three months ended September 30, 2011 and (ii) a decrease of $1.3 million in equity in income from the Company’s Preferred Equity Program during the three months ended September 30, 2012, as compared to the corresponding period in 2011.

During the nine months ended September 30, 2012, the Company disposed of 30 operating properties and two outparcels, in separate transactions, for an aggregate sales price of $234.0 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $36.5 million and impairment charges of $14.3 million.

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

During the nine months ended September 30, 2012, the Company sold an operating property to a newly formed unconsolidated joint venture in which the Company has a noncontrolling interest for a sales price of $55.5 million.  This transaction resulted in a pre-tax gain of $10.0 million, of which the Company deferred $2.0 million due to its continued involvement.  This gain has been recorded as Gain on sale of operating properties, net of tax in the Company’s Condensed Consolidated Statements of Income.

Net income attributable to the Company for the three and nine months ended September 30, 2012 was $54.9 million and $177.7 million, respectively.  Net income attributable to the Company for the three and nine months ended September 30, 2011 was $55.0 million and $122.7 million, respectively.  On a diluted per share basis, net income was $0.07 and $0.28 for the three and nine month periods ended September 30, 2012, respectively, as compared to $0.10 and $0.19 for the three and nine month period ended September 30, 2011, respectively. These changes are primarily attributable to (i) a decrease in interest, dividends and other investment income resulting primarily from the sale of certain marketable securities during 2011, (ii) a decrease in equity in income resulting from the Albertson’s joint venture and (iii) an increase in impairment charges recognized during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011, partially offset by (iv) incremental earnings due to increased profitability from the Company’s operating properties and the acquisition of operating properties during 2012 and 2011 and (v) an increase in equity in income of joint ventures, net primarily due to gains on sales of operating properties sold within various joint venture portfolios during 2012. The 2012 diluted per share results were decreased by a reduction in net income available to common shareholders of $6.2 million resulting from the deduction of original issuance costs associated with the redemption of the Company’s 6.65% Class F Cumulative Redeemable Preferred Stock.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At September 30, 2012, the Company’s five largest tenants were TJX Companies, The Home Depot, Wal-Mart, Sears Holdings and Kohl’s, which represented 3.0%, 3.0%, 2.5%, 2.0% and 1.6%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing and immediate access to an unsecured revolving credit facility with aggregate bank commitments of $1.75 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Nine Months Ended September 30,
	2012	2011
Net cash flow provided by operating activities	$407.6	$367.9
Net cash flow (used for)/provided by investing activities	$(130.1)	$79.5
Net cash flow provided by/(used for) financing activities	$39.1	$(392.4)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the nine months ended September 30, 2012, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2012 and 2011, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Cash flows provided by operating activities for the nine months ended September 30, 2012, were $407.6 million, as compared to $367.9 million for the comparable period in 2011.  This increase of $39.7 million is primarily attributable to higher operational income, increased distributions from joint ventures and other real estate investments and changes in accounts and notes receivable, other operating assets and liabilities and accounts payable and accrued expenses due to timing of receipts and payments.

Investing Activities

Cash flows used for investing activities for the nine months ended September 30, 2012, was $130.1 million, as compared to cash flows provided by investing activities of $79.5 million for the comparable period in 2011.  This change of $209.6 million resulted primarily from (i) an increase in acquisition of and improvements to operating real estate of $252.5 million, (ii) a decrease in proceeds from the sale/repayments of marketable securities of $178.1 million, (iii) an increase in investments and advances to real estate joint ventures of $68.4 million, (iv) a decrease in reimbursements of investments and advances to other real estate investments of $23.9 million, partially offset by, (v) an increase in proceeds from the sale of operating and development properties of $204.2 million, (vi) an increase in reimbursements of investments and advances to real estate joint ventures of $91.1 million, and (vii) a decrease in acquisition of and improvements to real estate under development of $24.5 million.

Acquisitions of and Improvements to Operating Real Estate -

During the nine months ended September 30, 2012, the Company expended $421.8 million towards the acquisition of and improvements to operating real estate including $52.5 million expended in connection with redevelopments and re-tenanting projects as described below.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its total capital commitment toward these reformatting and re-tenanting efforts and other redevelopment projects during 2012 will be approximately $75 million to $85 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Investments and Advances to Joint Ventures -

During the nine months ended September 30, 2012, the Company expended $159.1 million for investments and advances to real estate joint ventures, which is primarily related to the acquisition of and improvements to properties within the joint ventures, and received $136.0 million from reimbursements of investments and advances to real estate joint ventures.

Acquisitions of and Improvements to Real Estate Under Development -

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of September 30, 2012, the Company had a total of three ground-up development projects, consisting of two projects located in the U.S. and one project located in Peru.

The Company anticipates its total capital commitment during 2012 toward these development projects will be approximately $20 million to $30 million.  The proceeds from availability under the Company’s revolving line of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers-

During the nine months ended September 30, 2012, the Company received net proceeds of $277.2 million relating to the sale of various operating properties.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2012, were $39.1 million, as compared to cash flows used for financing activities of $392.4 million for the comparable period in 2011.  This change of $431.5 million resulted primarily from (i) an increase of $620.3 million from the issuance of stock, primarily relating to the issuance of the Company’s 6.00% Class I Preferred Stock and 5.50% Class J Preferred Stock and (ii) an increase of $471.0 million from proceeds from issuance of unsecured term loan/notes, partially offset by (iii) an increase of $239.9 million in repayments under the Company’s unsecured revolving credit facilities, (iv) an increase in principal payments of $188.0 million, (v) the redemption of the Company’s 6.65% Class F Preferred Stock of $175.0 million, (vi) an increase in repurchases of common stock of $27.0 million and (vii) an increase in dividends paid of $19.4 million due to the issuance of the Company’s 6.10% Class I Preferred Stock and 5.50% Class J Preferred Stock.

Debt maturities for the remainder of 2012 consist of: $227.2 million of consolidated debt; $184.3 million of unconsolidated joint venture debt and $67.6 million of debt on properties included in the Company’s preferred equity program, assuming the utilization of extension options where available.  The 2012 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facility (which at September 30, 2012 had $1.7 billion available) and debt refinancing.  The 2012 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension option.  This credit facility, , provides funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at LIBOR plus 1.05% and fluctuates in accordance with changes in the Company’s senior debt ratings and has a facility fee of 0.20% per annum.  As part of this Credit Facility, the Company has a competitive bid option whereby the Company could auction up to $875.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  In addition, as part of the Credit Facility, the Company has a $500.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.  As of September 30, 2012, the Credit Facility had a balance of $14.5 million outstanding and $27.2 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 9/30/12
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	41%
Total Priority Indebtedness to GAV	<35%	8%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.25x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.13x

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

During March 2008, the Company obtained a Mexican peso (“MXN”) 1.0 billion term loan, which bears interest at a fixed rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of its MXN 500.0 million unsecured revolving credit facility, which was terminated by the Company. Remaining proceeds from this term loan were used for funding MXN denominated investments.  As of September 30, 2012, the outstanding balance on this term loan was MXN 1.0 billion (USD $77.8 million).  The Mexican term loan covenants are similar to the Credit Facility covenants described above.

The Company, pursuant to its shelf registration statement may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 9/30/12
Consolidated Indebtedness to Total Assets	<60%	37%
Consolidated Secured Indebtedness to Total Assets	<40%	9%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.2x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.9x

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

During March 2012, the Company issued 16,000,000 Depositary Shares (the "Class I Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 6.00% Class I Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class I Preferred Stock"). Dividends on the Class I Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.00% per annum based on the $25.00 per share initial offering price, or $1.50 per annum.  The Class I Depositary Shares are redeemable, in whole or part, for cash on or after March 20, 2017, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class I Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of $388.1 million were for general corporate purposes, including the reduction of borrowings outstanding under the Company’s revolving credit facility and the redemption of shares of the Company’s preferred stock when they become redeemable at the Company’s option.

During July 2012, the Company issued 9,000,000 Depositary Shares (the "Class J Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 5.50% Class J Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class J Preferred Stock"). Dividends on the Class J Depositary Shares are cumulative and payable quarterly in arrears at the rate of 5.50% per annum based on the $25.00 per share initial offering price, or $1.375 per annum.  The Class J Depositary Shares are redeemable, in whole or part, for cash on or after July 25, 2017, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class J Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of $217.8 million were for the redemption of all the outstanding depositary shares representing the Company’s Class F preferred stock, which redemption occurred on August 15, 2012, as discussed below, and for general corporate purposes, including the potential redemption of additional classes of the Company’s preferred stock when they become redeemable at our option.

On August 15, 2012, the Company redeemed of all of its outstanding 7,000,000 depositary shares of the Company’s 6.65% Class F Cumulative Redeemable Preferred Stock, $1.00 par value per share (the “Class F Preferred Stock”) for $175.0 million, before payment of accrued and unpaid dividends of $1.0 million.  In connection with this redemption the Company recorded a charge of $6.2 million resulting from the difference between the redemption amount and the carrying amount of the Class F Preferred Stock on the Company’s Condensed Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity.   The $6.2 million was subtracted from net income to arrive at net income available to common shareholders and is used in the calculation of earnings per share for the three and nine months ended September 30, 2012.

Additionally, on August 15, 2012, the Company called for the redemption of all of its outstanding 18,400,000 depositary shares of the Company’s 7.75% Class G Cumulative Redeemable Preferred Stock, $1.00 par value per share (the “Class G Preferred Stock”).  The aggregate redemption amount of $460.0 million, before payment of accrued and unpaid dividends of $8.5 million, was paid on October 10, 2012.  The Company will record a charge of $15.5 million resulting from the difference between the redemption amount and the carrying amount of the Class G Preferred Stock on the Company’s Condensed Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity.  The $15.5 million will be subtracted from net income to arrive at net income available to common shareholders and will be used in the calculation of earnings per share in the quarter ending December 31, 2012.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During the nine months ended September 30, 2012, the Company repurchased 1.6 million shares of the Company’s common stock for $30.9 million, of which $20.0 million was provided to the Company from employee stock option exercises.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of September 30, 2012, the Company had over 400 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the nine months ended September 30, 2012 and 2011 were $285.1 million and $265.7 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.19 per common share payable to shareholders of record on October 2, 2012, which was paid on October 15, 2012.  On October 30, 2012, the Company’s Board of Directors declared a $0.21 dividend which represents a quarterly cash dividend increase of $0.02 or 10.5% on an annualized basis per common share payable to shareholders of record on January 2, 2013.  This dividend will be paid on January 15, 2013.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income available to common shareholders	$27,106	$40,140	$113,442	$78,132
Gain on disposition of operating property, net of noncontrolling interests	(11,084)	(3,859)	(35,806)	(8,046)
Gain on disposition of joint venture operating properties	(641)	(2,551)	(23,013)	(3,231)
Depreciation and amortization - real estate related	65,496	59,408	194,032	186,185
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	33,821	35,096	101,506	103,953
Remeasurement of derivative instrument	-	-	-	4,287
Impairments of operating properties, net of tax and noncontrolling interests	4,295	6,029	33,070	21,028
FFO	118,993	134,263	383,231	382,308
Transactional (income)/charges:
Promote income from other real estate investments	(862)	-	(9,750)	(114)
Promote income from real estate joint ventures	-	(272)	(3,921)	(272)
Gains from land sales	-	(993)	(8,295)	(1,618)
(Income)/expense from other real estate investments	-	(2,846)	-	(1,311)
Foreign currency exchange gains	-	-	-	(839)
Acquisition costs	2,290	1,437	8,459	4,323
Executive severance costs	-	-	2,472	-
Excess distribution from a cost method investment	-	(8,699)	-	(12,829)
Gain on sale of marketable securities	-	24	-	(4,117)
Impairments on other investments	-	1,461	-	1,461
Preferred stock redemption costs	6,213	-	6,213	-
Other expense/(income), net	668	(704)	1,024	(724)
Total transactional charges/(income), net	8,309	(10,592)	(3,798)	(16,040)
FFO as adjusted	$127,302	$123,671	$379,433	$366,268
Weighted average shares outstanding for FFO calculations:
Basic	405,810	406,564	405,880	406,521
Units	1,526	1,526	1,533	1,529
Dilutive effect of equity awards	2,274	729	2,106	865
Diluted (1)	409,610	408,819	409,519	408,915

FFO per common share – basic	$0.29	$0.33	$0.94	$0.94
FFO per common share – diluted (1)	$0.29	$0.33	$0.94	$0.94
FFO as adjusted per common share – basic	$0.31	$0.30	$0.93	$0.90
FFO as adjusted per common share – diluted (1)	$0.31	$0.30	$0.93	$0.90

(1)
For the three and nine months ended September 30, 2012 and 2011, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of the Company’s Net income from continuing operations to Same Property NOI (in thousands):

	Three Months Ended September 30,
	2012	2011
Net income from continuing operations	$47,625	$48,669
Adjustments:
Management and other fee income	(8,917)	(8,728)
General and administrative expenses	29,957	30,846
Impairment charges	588	4,037
Depreciation and amortization	65,631	56,870
Other expense, net	56,966	53,992
Provision for income taxes, net	5,183	4,443
Equity in income of other real estate investments, net	(10,239)	(24,788)
Non same property net operating income	(40,788)	(27,549)
Non-operational expense from joint ventures, net	76,008	81,133
Net operating income from noncontrolling interests	(2,514)	(2,886)
Same Property NOI	$219,500	$216,039

Same Property NOI increased by $3.5 million or 1.6% for the three months ended September 30, 2012, as compared to the corresponding period in 2011. This increase is primarily the result of (i) an increase of $3.8 million related to lease-up and rent commencements in the U.S. and Latin America and (ii) an increase of $1.8 million in other property income, partially offset by, (iii) the negative impact from changes in foreign currency exchange rates of $2.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of September 30, 2012, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Mexican pesos (MXN) and Chilean pesos (CLP) as indicated by geographic description (amounts are USD equivalent in millions).

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$26.2	$104.9	$192.8	$130.7	$235.5	$278.9	$969.0	$1,057.6
Average Interest Rate	5.66%	6.02%	6.47%	5.45%	6.80%	6.46%	6.34%
Variable Rate	$-	$-	$20.7	$6.0	$-	$21.6	$48.3	$26.9
Average Interest Rate	-	-	2.11%	0.21%	-	3.10%	2.31%
Unsecured Debt
Fixed Rate	$198.9	$275.1	$294.9	$350.0	$300.0	$890.9	$2,309.8	$2,546.0
Average Interest Rate	6.00%	5.40%	5.20%	5.29%	5.78%	5.62%	5.55%
Variable Rate	$2.1	$-	$400.0	$14.5	$-	$-	$416.6	$403.6
Average Interest Rate	5.50%	-	1.26%	1.12%	-	-	1.28%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$-	$203.3	$-	$-	$-	$152.4	$355.7	$368.3
Average Interest Rate	-	5.18%	-	-	-	5.99%	5.53%

Mexican Pesos Denominated

Unsecured Debt
Fixed Rate	$-	$77.8	$-	$-	$-	$-	$77.8	$70.0
Average Interest Rate	-	8.58%	-	-	-	-	8.58%

Chilean Pesos Denominated

Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$41.0	$41.0	$46.7
Average Interest Rate	-	-	-	-	-	5.72%	5.72%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $3.8 million for the nine months ended September 30, 2012, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments as of September 30, 2012.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents:

Foreign Investment (in millions)
Country	Local Currency	US Dollars
Mexican real estate investments (MXN)	8,892.5	$691.0
Canadian real estate joint venture and marketable securities investments (CAD)	420.1	$427.0
Chilean real estate investments (CLP)	37,734.5	$80.2
Brazilian real estate investments (Brazilian Real)	42.6	$21.0
Peruvian real estate investments (Peruvian Nuevo Sol)	14.3	$5.5

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

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased*	Price Paid per Share	Purchased as Part of Publicly Announced Plans or Programs		Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2012 - January 31, 2012	20,233	$18.20	-		$-
February 1, 2012 - February 29, 2012	358,908	$18.56	-		-
March 1, 2012 - March 31, 2012	1,005,934	$18.91	-		-
April 1, 2012 – April 30, 2012	41,138	$19.23	-		-
May 1, 2012 – May 31, 2012	61,211	$19.20	-		-
June 1, 2012 – June 30, 2012	48,327	$18.44	-		-
July 1, 2012 – July 31, 2012	-	$-		-	-
August 1, 2012 – August 31, 2012	100,072	$19.84		-	-
September 1, 2012 – September 30, 2012	-	$-	-		-
Total	1,635,823	$18.92	-		$-

*
During the nine months ended September 30, 2012, the Company repurchased 1,635,823 shares of common stock in open-market transactions to offset new issuances of common shares in connection with restricted stock awards and the exercise of stock options.  The Company expended $30.9 million to repurchase these shares, of which $20.0 million was provided to the Company from employee stock option exercises.

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

10.1
Credit Agreement, dated as of June 28, 2012, among InTown Hospitality Corp., a Maryland corporation, Kimco Realty Corporation, a Maryland corporation, the lenders from time to time parties to the Credit Agreement, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders thereunder (filed with the Company’s Current Report on Form 8-K on July 3, 2012)

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

KIMCO REALTY CORPORATION

November 5, 2012	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

November 5, 2012	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer