Form 10-K
period 2012-12-31
KIMCO REALTY CORP
filed 2013-02-27
CIK 879101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

(516) 869-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share.	New York Stock Exchange

Depositary Shares, each representing one-hundredth of a share of 6.90% Class H Cumulative Redeemable Preferred Stock, par value $1.00 per share.	New York Stock Exchange

Depositary Shares, each representing one-thousandth of a share of 6.00% Class I Cumulative Redeemable Preferred Stock, par value $1.00 per share.	New York Stock Exchange

Depositary Shares, each representing one-thousandth of a share of 5.50% Class J Cumulative Redeemable Preferred Stock, par value $1.00 per share.	New York Stock Exchange

Depositary Shares, each representing one-thousandth of a share of 5.625% Class K Cumulative Redeemable Preferred Stock, par value $1.00 per share.	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.4 billion based upon the closing price on the New York Stock Exchange for such equity on June 30, 2012.

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

407,883,635 shares as of February 14, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 30, 2013.

Index to Exhibits begins on page 38.

TABLE OF CONTENTS

Item No.		Form 10-K Report Page
	PART I

1.	Business	3

1A.	Risk Factors	5

1B.	Unresolved Staff Comments	11

2.	Properties	11

3.	Legal Proceedings	12

4.	Mine Safety Disclosures	12

	PART II

5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

6.	Selected Financial Data	15

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

7A.	Quantitative and Qualitative Disclosures About Market Risk	35

8.	Financial Statements and Supplementary Data	36

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	36

9A.	Controls and Procedures	36

9B.	Other Information	36

	PART III

10.	Directors, Executive Officers and Corporate Governance	36

11.	Executive Compensation	36

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37

13.	Certain Relationships and Related Transactions, and Director Independence	37

14.	Principal Accounting Fees and Services	37

	PART IV

15.	Exhibits, Financial Statement Schedules	37

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on terms favorable to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) risks related to our international operations, (viii) the availability of suitable acquisition and disposition opportunities, (ix) valuation and risks related to our joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common stock, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges and (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and the risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K and in the Company’s other filings with the SEC.  Accordingly, there is no assurance that the Company’s expectations will be realized.

PART I

Item 1.  Business

Background

Kimco Realty Corporation, a Maryland corporation, is one of the nation's largest owners and operators of neighborhood and community shopping centers.  The terms "Kimco," the "Company," "we," "our" and "us" each refer to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise.  The Company is a self-administered real estate investment trust ("REIT") and has owned and operated neighborhood and community shopping centers for more than 50 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of December 31, 2012, the Company had interests in 896 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 131.3 million square feet of gross leasable area (“GLA”), and 829 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling  26.6 million square feet of GLA, for a grand total of 1,725 properties aggregating 157.9 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.  The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by GLA) currently held by any publicly traded REIT.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000.  Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting are administered by the Company from its executive offices in New Hyde Park, New York and supported by the Company’s regional offices.  As of December 31, 2012, a total of 635 persons are employed by the Company.

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

The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders.  In 1973, these principals formed the Company as a Delaware corporation, and, in 1985, the operations of The Kimco Corporation were merged into the Company. The Company completed its initial public stock offering (the "IPO") in November 1991, and, commencing with its taxable year which began January 1, 1992, elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code").  If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined under the Code.  In 1994, the Company reorganized as a Maryland corporation.  In March 2006, the Company was added to the S & P 500 Index, an index containing the stock of 500 Large Cap companies, most of which are U.S. corporations.  The Company's common stock, Class H Depositary Shares, Class I Depositary Shares, Class J Depositary Shares and Class K Depositary Shares are traded on the New York Stock Exchange (“NYSE”) under the trading symbols “KIM”, “KIMprH”, “KIMprI”, “KIMprJ” and “KIMprK”, respectively.

The Company’s initial growth resulted primarily from ground-up development and the construction of shopping centers.  Subsequently, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and continued its expansion across the nation.  The Company implemented its investment real estate management format through the establishment of various institutional joint venture programs, in which the Company has noncontrolling interests.  The Company earns management fees, acquisition fees, disposition fees and promoted interests based on value creation.  The Company continued its geographic expansion with investments in Canada, Mexico, Chile, Brazil and Peru.  The Company’s revenues and equity in income from its foreign investments in U.S. dollar equivalents and their respective local currencies are as follows (in millions):

	2012	2011	2010
Revenues (consolidated in USD):
Mexico	$47.3	$46.3	$35.4
Brazil	$3.8	$3.8	$3.3
Peru	$0.4	$0.4	$0.4
Chile	$7.4	$0.3	$0.1
Revenues (consolidated):
Mexico (Mexican Pesos “MXN”)	626.5	570.2	455.8
Brazil (Brazillian Real)	7.2	6.3	5.9
Peru (Peruvian Nuevo Sol)	1.1	1.1	1.0
Chile (Chilean Pesos “CLP”)	3,648.0	144.7	62.8

Equity in income (unconsolidated joint ventures, including preferred equity investments in USD):
Canada	$45.4	$21.3	$26.5
Mexico	$15.0	$11.9	$12.0
Chile	$0.4	$0.9	$0.1

Equity in income (unconsolidated joint ventures, including preferred equity investments in local currencies):
Canada (Canadian dollars)	44.4	19.7	27.3
Mexico (MXN)	152.8	123.5	99.0
Chile (CLP)	194.2	411.2	32.0

The Company, through its taxable REIT subsidiaries (“TRS”), as permitted by the Tax Relief Extension Act of 1999, has been engaged in various retail real estate related opportunities, including (i) ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate management and disposition services, which primarily focused on leasing and disposition strategies for real estate property interests of both healthy and distressed retailers and (iii) acting as an agent or principal in connection with tax-deferred exchange transactions.  The Company may consider other investments through its TRS should suitable opportunities arise.

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

Operating and Investment Strategy

The Company’s vision is to be the premier owner and operator of shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through investments in North America.  This vision has entailed a shift away from non-retail assets that the Company currently holds. These investments include non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties. The Company has been actively selling its non-retail assets and investments. As of December 31, 2012, these investments had a book value of $398.4 million, which represents less than 3.5% of the Company’s total assets, before depreciation.  In addition, the Company has an active capital recycling program of selling retail assets deemed non-strategic. The Company also has an institutional management business with domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers.

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

The Company's neighborhood and community shopping center properties are designed to attract local area customers and are typically anchored by a discount department store, a supermarket or a drugstore tenant offering day-to-day necessities rather than high-priced luxury items.  The Company may either purchase or lease income-producing properties in the future and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership.  Equity investments may be subject to existing mortgage financing and/or other indebtedness.  Financing or other indebtedness may be incurred simultaneously or subsequently in connection with such investments.  Any such financing or indebtedness would have priority over the Company’s equity interest in such property. The Company may make loans to joint ventures in which it may or may not participate.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base.  As of December 31, 2012, no single neighborhood and community shopping center accounted for more than 1.7% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.2% of the Company’s total shopping center GLA.  At December 31, 2012, the Company’s five largest tenants were The Home Depot, TJX Companies, Wal-Mart, Sears Holdings and Bed Bath & Beyond, which represented  3.0%, 2.9%, 2.6%, 2.0% and 1.7%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Adverse global market and economic conditions may impede our ability to generate sufficient income and maintain our properties.

The economic performance and value of our properties is subject to all of the risks associated with owning and operating real estate, including:

•	changes in the national, regional and local economic climate;
•	local conditions, including an oversupply of, or a reduction in demand for, space in properties like those that we own;
•	trends toward smaller store sizes as retailers reduce inventory and new prototypes;
•	increasing use by customers of e-commerce and online store sites;
•	the attractiveness of our properties to tenants;
•	the ability of tenants to pay rent, particularly anchor tenants with leases in multiple locations;
•	tenants who may declare bankruptcy and/or close stores;
•	competition from other available properties to attract and retain tenants;
•	changes in market rental rates;
•	the need to periodically pay for costs to repair, renovate and re-let space;
•	changes in operating costs, including costs for maintenance, insurance and real estate taxes;
•	the fact that the expenses of owning and operating properties are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties; and
•	changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes.

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

Our properties consist primarily of community and neighborhood shopping centers and other retail properties. Our performance therefore, is generally linked to economic conditions in the market for retail space.  In the future, the market for retail space could be adversely affected by:

•	weakness in the national, regional and local economies;
•	the adverse financial condition of some large retailing companies;
•	the impact of internet sales on the demand for retail space;
•	ongoing consolidation in the retail sector; and
•	the excess amount of retail space in a number of markets.

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

At any time our tenants, particularly small local stores, may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay a number of lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close stores or declare bankruptcy. Any of these actions could result in the termination of tenants’ leases and the loss of rental income attributable to these tenants’ leases.  In the event of a default by a tenant, we may experience delays and costs in enforcing our rights as landlord under the terms of the leases.

In addition, multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center could result in lease terminations or significant reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all, and our rental payments from our continuing tenants could significantly decrease.  The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We may be unable to sell our real estate property investments when appropriate or on terms favorable to us.

Real estate property investments are illiquid and generally cannot be disposed of quickly. In addition, the federal tax code restricts a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on terms favorable to us within a time frame that we would need.

We may acquire or develop properties or acquire other real estate related companies and this may create risks.

We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategies. We may not succeed in consummating desired acquisitions or in completing developments on time or within budget. When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover the costs of acquisition or development and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention from other activities. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may also abandon acquisition or development opportunities that management has begun pursuing and consequently fail to recover expenses already incurred and will have devoted management’s time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware of at the time of the acquisition.  In addition, development of our existing properties presents similar risks.

Newly acquired or re-developed properties may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential.  It is also possible that the operating performance of these properties may decline under our management.  As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention.  In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure.  We may not succeed with this integration or effectively manage additional properties, particularly in secondary markets.  Also, newly acquired properties may not perform as expected.

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

Although our joint venture arrangements may allow us to share risks with our joint-venture partners, these arrangements may also decrease our ability to manage risk.  Joint ventures implicate additional risks, such as:

•	potentially inferior financial capacity, diverging business goals and strategies and the need for our venture partner’s continued cooperation;
•	our inability to take actions with respect to the joint venture activities that we believe are favorable to us if our joint venture partner does not agree;
•	our inability to control the legal entity that has title to the real estate associated with the joint venture;
•	our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources;
•	our joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity; and
•	our joint venture partners’ business decisions or other actions or omissions may result in harm to our reputation or adversely affect the value of our investments.

Our joint venture and preferred equity investments generally own real estate properties for which the economic performance and value is subject to all the risks associated with owning and operating real estate as described above.

We intend to sell many of our non-retail and non-strategic assets over the next several years and may not be able to recover our investments, which may result in significant losses to us.

There can be no assurance that we will be able to recover the current carrying amount of all of our non-retail and/or non-strategic properties and investments and those of our unconsolidated joint ventures in the future. Our failure to do so would require us to recognize impairment charges for the period in which we reached that conclusion, which could materially and adversely affect our business, financial condition, operating results and cash flows.

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

Our international operations include properties in Canada, Mexico, Chile, Brazil and Peru and are subject to a variety of United States and foreign laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”). We have policies and procedures designed to promote compliance with the FCPA and other anti-corruption laws, but we cannot assure you that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject, the manner in which existing laws might be administered or interpreted, or the potential that we may face regulatory sanctions.

We cannot assure you that our employees will adhere to our Code of Conduct or any other of our policies, applicable anti-corruption laws, including the FCPA, or other legal requirements. Failure to comply or violations of any applicable policies, anti-corruption laws, or other legal requirements may subject us to legal, regulatory or other sanctions, including criminal and civil penalties and other remedial measures. We have received a subpoena from the Enforcement Division of the SEC in connection with the SEC’s investigation, In the Matter of Wal-Mart Stores, Inc. (FW-3678), that the SEC Staff is currently conducting with respect to possible violations of the FCPA. See “Item 3. Legal Proceedings,” below. The U.S. Department of Justice and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations, which they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. Any of these remedial measures, if applicable to us, could have a material adverse impact on our business, results of operations, financial condition and liquidity.

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats including password protection, backup servers and annual penetration testing, there is no guarantee such efforts will be successful in preventing a cyber attack. Cybersecurity incidents could compromise the confidential information of our tenants, employees and third party vendors and disrupt and effect the efficiency of our business operations.

We may be unable to obtain financing through the debt and equities market, which would have a material adverse effect on our growth strategy, our results of operations and our financial condition.

We cannot assure you that we will be able to access the capital and credit markets to obtain additional debt or equity financing or that we will be able to obtain financing on terms favorable to us.  The inability to obtain financing on a timely basis could have negative effects on our business, such as:

•	we could have great difficulty acquiring or developing properties, which would materially adversely affect our business strategy;
•	our liquidity could be adversely affected;
•	we may be unable to repay or refinance our indebtedness;
•	we may need to make higher interest and principal payments or sell some of our assets on terms unfavorable to us to fund our indebtedness; or
•	we may need to issue additional capital stock, which could further dilute the ownership of our existing shareholders.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on terms favorable to us, if at all, and could significantly reduce the market price of our publicly traded securities.

We are subject to financial covenants that may restrict our operating and acquisition activities.

Our revolving credit facility and the indentures under which our senior unsecured debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions.  These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions that might otherwise be advantageous. In addition, failure to meet any of the financial covenants could cause an event of default under our revolving credit facility and the indentures and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

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

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, operating cash flows, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness including preferred stock, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our Board of Directors deems relevant or are requirements under the Code or state or federal laws. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

Real Estate Portfolio.  As of December 31, 2012, the Company had interests in 896 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 131.3 million square feet of gross leasable area (“GLA”) and 829 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling  26.6 million square feet of GLA, for a grand total of 1,725 properties aggregating 157.9 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico and South America.  The Company’s portfolio includes noncontrolling interests. Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2012, the Company’s Combined Shopping Center Portfolio was 94.0% leased.

The Company's neighborhood and community shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of 138,518 square feet as of December 31, 2012.  The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting.  During 2012, the Company capitalized $7.8 million in connection with these property improvements and expensed to operations $25.4 million.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.  The Company's neighborhood and community shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore.  As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers.  Some of the major national and regional companies that are tenants in the Company's shopping center properties include The Home Depot, TJX Companies, Wal-Mart, Sears Holdings, Bed Bath & Beyond, Royal Ahold, Kohl’s, Best Buy, Petsmart and Costco.

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

Minimum base rental revenues and operating expense reimbursements accounted for 97% and other revenues, including percentage rents, accounted for 3% of the Company's total revenues from rental property for the year ended December 31, 2012.  The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

Approximately 15.4% of the Company's leases of consolidated properties also contain provisions requiring the payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds.  Percentage rents accounted for less than 1% of the Company's revenues from rental property for the year ended December 31, 2012.  Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2012, the Company’s consolidated operating portfolio was 93.4% leased and was comprised of 58.9 million square feet of GLA, of which 55.1 million related to properties held in the U.S. and 3.8 million related to properties located in Latin America.  For the period January 1, 2012 to December 31, 2012, the Company increased the average base rent per leased square foot, which includes the impact of tenant concessions, in its U.S. consolidated portfolio of neighborhood and community shopping centers from $11.48 to $12.18, an increase of $0.70.  This increase primarily consists of (i) a $0.16 increase relating to acquisitions, as well as development properties placed into service, (ii) a $0.24 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio and (iii) a $0.30 increase relating to dispositions or the transfer of properties to various joint venture entities. For the period January 1, 2012 to December 31, 2012, the Company’s average base rent per leased square foot in its Mexican consolidated portfolio of neighborhood and community shopping centers decreased from $9.66 to $9.22, a decrease of $0.44. This decrease is primarily due to higher vacancy levels at certain development sites placed into service, which were included in occupancy in 2012, and new leases signed net of leases vacated and renewals within the portfolio.

The Company has a total of 5,027 leases in the U.S. consolidated operating portfolio, of which 682 leases, comprising 3.7 million square feet of GLA, are scheduled to expire within the next 12 months, assuming available extension options are not exercised.  These expiring leases have an average base rent per square foot of $13.99.  The average rent per square foot on new U.S. leases signed during 2012 was $16.41.  The Company will seek to obtain rents that are higher than these expiring leases, however, there are many variables and uncertainties which can significantly affect the leasing market at any time; as such, the Company cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Ground-Leased Properties.  The Company has interests in 47 consolidated shopping center properties and interests in 20 shopping center properties in unconsolidated joint ventures that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center.  The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements.  At the end of these long-term leases, unless extended, the land together with all improvements revert to the landowner.

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

On January 28, 2013, the Company received a subpoena from the Enforcement Division of the SEC in connection with an investigation, In the Matter of Wal-Mart Stores, Inc. (FW-3678), that the SEC Staff is currently conducting with respect to possible violations of the Foreign Corrupt Practices Act. The Company is responding to the subpoena and intends to cooperate fully with the SEC in this matter. The Company has also been notified that the U.S. Department of Justice (“DOJ”) is conducting a parallel investigation, and the Company expects that it will cooperate with the DOJ investigation. At this point, we are unable to predict the duration, scope or result of the SEC or DOJ investigation.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information  There were no common stock offerings completed by the Company during the three-year period ended December 31, 2012.

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape and declared dividends per share for the Company’s common stock.  The Company’s common stock is traded on the NYSE under the trading symbol "KIM".

	Stock Price
Period	High	Low	Dividends
2011:
First Quarter	$19.50	$16.98	$0.18
Second Quarter	$19.80	$17.01	$0.18
Third Quarter	$20.31	$14.54	$0.18
Fourth Quarter	$17.93	$13.55	$0.19	(a)

2012:
First Quarter	$19.90	$16.21	$0.19
Second Quarter	$19.96	$17.16	$0.19
Third Quarter	$21.16	$18.62	$0.19
Fourth Quarter	$20.95	$18.11	$0.21	(b)

(a)	Paid on January 17, 2012, to stockholders of record on January 4, 2012.
(b)	Paid on January 15, 2013, to stockholders of record on January 2, 2013.

Holders  The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,815 as of January 31, 2013.

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

The Company has determined that the $0.76 dividend per common share paid during 2012 represented 72% ordinary income, a 23% return of capital and 5% capital gain to its stockholders.  The $0.72 dividend per common share paid during 2011 represented 71% ordinary income and a 29% return of capital to its stockholders.

In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, mortgage debt and construction loans, convertible preferred stock and perpetual preferred stock.  Borrowings under the Company's revolving credit facility have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements.  The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnotes 13, 14 and 17 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The Company does not believe that the preferential rights available to the holders of its Class H Preferred Stock, Class I Preferred Stock, Class J Preferred Stock and Class K Preferred Stock, the financial covenants contained in its public bond indentures, as amended, or its revolving credit agreements will have an adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

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

Issuer Purchases of Equity Securities During the year ended December 31, 2012, the Company repurchased 1,635,823 shares in open-market transactions to offset new issuances of common shares in connection with the exercise of stock options.  The Company expended $30.9 million to repurchase these shares, of which $22.6 million was provided to the Company from stock options exercised.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2012 –-January 31, 2012	20,233	18.20	-	-
February 1, 2012 – February 29, 2012	358,908	18.56	-	-
March 1, 2012 – March 31, 2012	1,005,934	18.91	-	-
April 1, 2012 – April 30, 2012	41,138	19.23	-	-
May 1, 2012 - May 31, 2012	61,211	19.20	-	-
June 1, 2012 - June 30, 2012	48,327	18.44	-	-
July 1, 2012 - July 31, 2012	-	-	-	-
August 1, 2012 - August 31, 2012	100,072	19.84	-	-
September 1, 2012 - December 31, 2012	-	-	-	-
Total	1,635,823	18.92	-	$-

Total Stockholder Return Performance The following performance chart compares, over the five years ended December 31, 2012, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REIT Total Return Index (the "NAREIT Equity Index") prepared and published by the National Association of Real Estate Investment Trusts ("NAREIT").  Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets.  The NAREIT Equity Index includes all tax qualified equity real estate investment trusts listed on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market System.  Stockholder return performance, presented quarterly for the five years ended December 31, 2012, is not necessarily indicative of future results.  All stockholder return performance assumes the reinvestment of dividends.  The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

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

	Year ended December 31, (2)
	2012	2011	2010	2009	2008
	(in thousands, except per share information)
Operating Data:
Revenues from rental property (1)	$884,782	$825,737	$786,940	$703,348	$679,966
Interest expense (3)	$227,595	$223,526	$223,032	$205,490	$209,189
Early extinguishment of debt charges	$-	$-	$10,811	$-	$-
Depreciation and amortization (3)	$249,493	$231,712	$217,205	$209,055	$187,762
Gain on sale of development properties	$-	$12,074	$2,080	$5,751	$36,565
Total net gain on transfer or sale of operating properties (3)	$4,299	$108	$2,377	$3,867	$1,782
Benefit for income taxes (4)	$-	$-	$-	$16,400	$9,550
Provision for income taxes (5)	$8,116	$21,330	$3,208	$-	$-
Impairment charges (6)	$37,111	$13,077	$32,661	$135,688	$147,529
Income from continuing operations (7)	$203,806	$147,430	$109,004	$(12,151)	$194,237
Income/(loss) per common share, from continuing operations:
Basic	$0.27	$0.22	$0.14	$(0.17)	$0.57
Diluted	$0.27	$0.21	$0.14	$(0.17)	$0.57
Weighted average number of shares of common stock:
Basic	405,997	406,530	405,827	350,077	257,811
Diluted	406,689	407,669	406,201	350,077	258,843
Cash dividends declared per common share	$0.78	$0.73	$0.66	$0.72	$1.68

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Real estate, before accumulated depreciation	$8,947,287	$8,771,257	$8,592,760	$8,882,341	$7,818,916
Total assets	$9,740,807	$9,628,762	$9,833,875	$10,183,079	$9,397,147
Total debt	$4,195,317	$4,114,385	$4,058,987	$4,434,383	$4,556,646
Total stockholders' equity	$4,765,160	$4,686,386	$4,935,842	$4,852,973	$3,983,698

Cash flow provided by operations	$479,054	$448,613	$479,935	$403,582	$567,599
Cash flow (used for)/provided by investing activities	$(51,000)	$(20,760)	$37,904	$(343,236)	$(781,350)
Cash flow (used for)/provided by financing activities	$(399,061)	$(440,125)	$(514,743)	$(74,465)	$262,429

(1)
Does not include (i) revenues from rental property relating to unconsolidated joint ventures, (ii) revenues relating to the investment in retail store leases and (iii) revenues from properties included in discontinued operations.

(2)
All years have been adjusted to reflect the impact of operating properties sold during the years ended December 31, 2012, 2011, 2010, 2009 and 2008 and properties classified as held for sale as of December 31, 2012, which are reflected in discontinued operations in the Consolidated Statements of Income.

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of December 31, 2012, the Company had interests in 896 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 131.3 million square feet of gross leasable area (“GLA”) and 829 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling  26.6 million square feet of GLA, for a grand total of 1,725 properties aggregating 157.9 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s vision is to be the premier owner and operator of shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through investments in North America.  This vision has entailed a shift away from non-retail assets that the Company currently holds. These investments include non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties.  The Company has been actively selling its non-retail assets and investments.  As of December 31, 2012, these investments had a book value of $398.4 million, which represents less than 3.5% of the Company’s total assets, before depreciation.  In addition, the Company has an active capital recycling program of selling retail assets deemed non-strategic.  If the Company accepts sales prices for these non-retail and/or non-strategic assets that are less than their net carrying values, the Company would be required to take impairment charges.  In order to execute the Company’s vision, the Company’s strategy is to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers.  In addition, the Company has an institutional management business with domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers.

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2012:

Portfolio Information:

•	Net income available to common shareholders increased by $63.0 million to $172.7 million for the year ended December 31, 2012, as compared to $109.7 million for the corresponding period in 2011.
•
Funds from operations (“FFO”) as adjusted increased from $1.20 for the year ended December 31, 2011 to $1.26 for the year ended December 31, 2012 (see additional disclosure on FFO beginning on page 31).

•
Same Property net operating income (“NOI”) increased by $18.8 million or 2.3% for the year ended December 31, 2012, as compared to the corresponding period in 2011; excluding the negative impact of foreign currency fluctuation, this increase would have been $23.6 million or 2.9% (see additional disclosure on NOI beginning on page 32).

•	Occupancy rose from 93.3% at December 31, 2011 to 94.0% at December 31, 2012 in the Combined Shopping Center Portfolio.
•	Occupancy rose from 93.1% at December 31, 2011 to 93.9% at December 31, 2012 for the U.S. combined shopping center portfolio.
•	Recognized U.S. cash-basis leasing spreads of 9.8%; new leases increased 27.8% and renewals/options increased 4.5%.
•	Executed 2,678 leases, renewals and options totaling over 10.0 million square feet in the Combined Shopping Center Portfolio.

Acquisition Activity:

•
Acquired 24 shopping center properties, five outparcels and 69 net leased parcels comprising an aggregate 3.1 million square feet of GLA, for an aggregate purchase price of $634.5 million including the assumption of $179.2 million of non-recourse mortgage debt encumbering seven of the properties.

Disposition Activity:

•	During 2012, the Company monetized non-retail assets of $83.0 million and reduced its non-retail book values by $114.1 million to $398.4 million.
•
Included in the monetization above are the disposition of four properties and one land parcel, in separate transactions, for an aggregate sales price of  $40.3 million.  These transactions resulted in an aggregate net gain of $4.8 million, before income taxes.

•
Also included in the monetization above is (i) the receipt of $24.8 million from payment of mortgage receivables, (ii) the Company’s receipt of  $14.6 million in distributions from two preferred equity investments and one joint venture investment and (iii) $10.4 million in distributions from two cost method investments.

•
Additionally, during 2012, the Company disposed of 59 operating properties, four land parcels and four outparcels, in separate transactions, for an aggregate sales price of $443.0 million. These transactions resulted in an aggregate gain of $91.5 million and impairment charges of $22.5 million, before income taxes and noncontrolling interests.

Capital Activity (for additional details see Liquidity and Capital Resources below):

•
During 2012, the Company issued 16,000,000 depositary shares of 6.00% Class I Cumulative Redeemable Preferred Stock, 9,000,000 depositary shares of 5.50% Class J Cumulative Redeemable Preferred Stock and 7,000,000 depositary shares of 5.625%  Class K Cumulative Redeemable Preferred Stock resulting in aggregate proceeds after expenses of $774.1 million to the Company.

•
Additionally, during 2012, the Company redeemed all of its outstanding 18,400,000 depositary shares of the Company’s 7.75% Class G Cumulative Redeemable Preferred Stock and all of its outstanding 7,000,000 depositary shares of the Company’s 6.65% Class F Cumulative Redeemable Preferred Stock resulting in aggregate payments of $635.0 million.

•
Also during 2012, the Company (i) repaid the $17.0 million outstanding on its 5.98% medium-term notes, which matured in July 2012 and (ii) repaid the $198.9 million outstanding on its 6.00% senior unsecured note, which matured in November 2012.

•
The Company also obtained a new $400.0 million unsecured term loan with a consortium of banks, which accrues interest at LIBOR plus 105 basis points.  The term loan is scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017.

Impairments:

•
Real estate market conditions, including capitalization rates, discount rates and vacancies had continued to improve throughout 2012; however, declines in certain real estate markets continued to have a negative effect on transactional activity as it related to dispositions of select real estate assets.  This factor, in addition to the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions caused the Company to recognize impairment charges of $59.6 million (including $22.5 million which is classified within discontinued operations), before income tax benefit and noncontrolling interests.  Potential future adverse market and economic conditions could cause the Company to recognize additional impairments in the future (see Footnote 2 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

•
In addition to the impairment charges above, various unconsolidated joint ventures in which the Company holds noncontrolling interests recognized impairment charges relating to certain properties during 2012.  The Company’s share of these charges was  $11.1 million, before income taxes (see Footnotes 2 and 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

Critical Accounting Policies

The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly-owned subsidiaries and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the consolidation guidance of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).  The Company applies these provisions to each of its joint venture investments to determine whether the cost, equity or consolidation method of accounting is appropriate.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes.  In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities.  These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives, valuation of real estate and intangible assets and liabilities, valuation of joint venture investments and other investments, realizability of deferred tax assets and uncertain tax positions.  Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could materially differ from these estimates.

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

The Company primarily utilizes a twenty year projection of pre-tax book income and taxable income as positive evidence to overcome any negative evidence. Although items of income and expense utilized in the projection are objectively verifiable there is also significant judgment used in determining the duration and timing of events that would impact the projection. Based upon the Company’s analysis of negative and positive evidence the Company will make a determination of the need for a valuation allowance against its deferred tax assets.  If future income projections do not occur as forecasted, the Company will reevaluate the need for a valuation allowance.  In addition, the Company can employ additional strategies to realize its deferred tax assets, including transferring a greater portion of its property management business to the TRS, sale of certain built-in gain assets, and reducing intercompany debt.

The Company recognizes and measures benefits for uncertain tax positions, which requires significant judgment from management.  Although the Company believes it has adequately reserved for any uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate.  Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in the Company’s income tax expense in the period in which a change is made, which could have a material impact on operating results (see Footnote 22 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Results of Operations

Comparison 2012 to 2011

	2012	2011	Increase/ (Decrease)	% change
	(amounts in millions)

Revenues from rental property (1)	$884.8	$825.7	$59.1	7.2%
Rental property expenses: (2)
Rent	$12.8	$13.9	$(1.1)	(7.9)%
Real estate taxes	115.3	108.8	6.5	6.0%
Operating and maintenance	118.8	114.1	4.7	4.1%
	$246.9	$236.8	$10.1	4.3%
Depreciation and amortization (3)	$249.5	$231.7	$17.8	7.7%

(1)
Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2012 and 2011, providing incremental revenues for the year ended December 31, 2012 of $50.9 million, as compared to the corresponding period in 2011, (ii) an increase in revenues relating to the Company’s Latin American portfolio of $8.0 and (iii) the completion of certain development and redevelopment projects, tenant buyouts and overall growth in the current portfolio, providing incremental revenues of  $0.9 million, for the year ended December 31, 2012, as compared to the corresponding period in 2011, partially offset by (iv) a decrease in revenues of  $0.7 million for the year ended December 31, 2012, as compared to the corresponding period in 2011, primarily resulting from the partial sale of certain properties during 2012 and 2011.

(2)
Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee; (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the year ended December 31, 2012, as compared to the corresponding period in 2011, primarily due to (i) an increase in real estate taxes of $6.5 million, primarily due to acquisitions of properties during 2012 and 2011, (ii) an increase in repairs and maintenance costs of $5.5 million, primarily due to acquisitions of properties during 2012 and 2011  (iii) an increase in insurance premiums and claims of $1.7 million and (iv) an increase in utilities of $1.8 million, partially offset by (v) a decrease in snow removal costs of $5.2 million and (vi) a decrease in rent expense of $1.1 million.

(3)
Depreciation and amortization increased for the year ended December 31, 2012, as compared to the corresponding period in 2011, primarily due to (i) operating property acquisitions during 2012 and 2011, (ii) the placement of certain development properties into service and (iii) tenant vacancies, partially offset by (iv) certain operating property dispositions during 2012 and 2011.

Management and other fee income increased $2.2 million to $37.5 million for the year ended December 31, 2012, as compared to $35.3 million for the corresponding period in 2011. This increase is due to an increase in property management fees of $0.8 million, primarily due to the acquisitions of properties within the Company’s joint venture portfolio during 2012 and 2011, and an increase in transaction related fees of $1.4 million recognized during 2012, as compared to 2011.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense, and other company-specific expenses. General and administrative expenses increased $5.6 million to $124.5 million for the year ended December 31, 2012, as compared to $118.9 million for the corresponding period in 2011.  This increase is primarily a result of (i) an increase of $2.6 million in severance costs related to the departure of an executive officer in January 2012, (ii)  an increase in professional and consulting fees of $2.1 million, primarily due to increased transactional activity, and (iii) an increase in other personnel related costs during 2012, as compared to the corresponding period in 2011.

During year ended December 31, 2012, the Company recognized impairment charges of $59.6 million ($22.5 million of which is included in discontinued operations) before income tax benefit and noncontrolling interest.  During the year ended December 31, 2011, the Company recognized impairment charges of $32.8 million ($19.7 million of which is included in discontinued operations) before income tax benefit and noncontrolling interest.  These impairments were primarily calculated based on the usage of estimated sales prices and comparable sales information as inputs. The Company determined that its valuation in these assets was classified within Level 3 of the FASB’s fair value hierarchy. These impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.

Interest, dividends and other investment income decreased $14.4 million to $2.2 million for the year ended December 31, 2012, as compared to $16.6 million for the corresponding period in 2011. This decrease is primarily due to (i) the Company’s sale of its investment in Valad notes during 2011, resulting in a decrease in interest income of $6.2 million, (ii) a decrease in other investment income of $6.4 million relating to the receipt of cash distributions during 2011 in excess of the Company’s carrying value of a cost method investment, (iii) a reduction in interest income of $0.5 million due to repayments of notes in 2012 and 2011 and (iv) a decrease in gains on sales of securities of $0.5 million.

Other expense, net increased $3.3 million to $8.0 million for the year ended December 31, 2012, as compared to $4.7 million for the corresponding period in 2011.  This change is primarily due to (i) an increase in acquisition related costs of $3.1 million relating to an increase in transactional activity, (ii) a decrease in gains on foreign currency of $2.4 million relating to changes in foreign currency exchange rates, partially offset by (iii) an increase of $2.5 million in gains on land sales during 2012, as compared to the corresponding period in 2011.

Interest expense increased $4.1 million to $227.6 million for the year ended December 31, 2012, as compared to $223.5 million for the corresponding period in 2011.  This increase is primarily related to a decrease in capitalization of interest due to the placement of certain development and redevelopment properties into service during 2012, as compared to the corresponding period in 2011.

During 2011, the Company sold a merchant building property to an unconsolidated joint venture in which the Company has a noncontrolling interest for a sales price of  $37.6 million resulting in a pretax gain of  $12.1 million after a deferral of  $2.1 million due to the Company’s continued involvement in the property.

Provision for income taxes, net decreased by  $17.4 million to $3.9 million for the year ended December 31, 2012, as compared to $21.3 million for the corresponding period in 2011. This decrease is primarily due to (i) an increase in income tax benefit of  $10.2 million related to impairments taken during the year ended December 31, 2012, as compared to the corresponding period in 2011, (ii) a decrease in the income tax provision expense of  $5.7 million in connection with a gain on sale of a development property during 2011, (iii) a decrease in tax provision of $2.8 million resulting from the receipt of a cash distribution during 2011 in excess of the Company’s carrying value of a cost method investment and (iv) a decrease in tax provision of $2.7 million resulting from a decrease in equity in income recognized in connection with the Albertson’s investment during 2012, as compared to 2011, partially offset by (v) an increase in foreign withholding taxes of  $5.4 million primarily resulting from an unrealized foreign exchange gains recognized for Mexican tax purposes on U.S. denominated mortgage debt within the Company’s Latin American property portfolio.

Equity in income of joint ventures, net increased $49.4 million to $112.9 million for the year ended December 31, 2012, as compared to $63.5 million for the corresponding period in 2011.  This increase is primarily the result of (i) an increase in gains on sale and promote income recognized of $12.6 million, (ii) the recognition of $7.5 million in income on the sale of certain air rights at a property within one of the Company’s joint venture investments in Canada, (iii) an increase in equity in income of $5.9 million from the Company’s InTown Suites investment primarily resulting from increased operating profitability, (iv) the recognition of $2.1 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated joint venture, (v) a decrease in impairment charges of $3.2 million resulting from fewer impairment charges recognized against certain joint venture properties during the year ended December 31, 2012, as compared to the corresponding period in 2011, (vi) a decrease in equity in loss of $4.0 million resulting from the disposition of a portfolio of properties during 2011, (vii) an increase in equity in income of $6.0 million from the Company’s joint venture investments in Canada (viii) an increase in equity in income of $3.7 million from the Company’s joint venture investments in Mexico and (ix) incremental earnings due to increased profitability from properties within the Company’s joint venture program.

During 2012, the Company acquired four properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded an aggregate gain on change in control of interests of $15.6 million related to the fair value adjustment associated with its original ownership.  During 2011, the Company acquired one property from a joint venture in which the Company had a noncontrolling interest.  The Company recorded an aggregate gain on change in control of interests of $0.6 million related to the fair value adjustment associated with its original ownership.

During 2012, the Company disposed of 62 operating properties and two outparcels, in separate transactions, for an aggregate sales price of $418.9 million. These transactions resulted in an aggregate gain of $85.9 million and impairment charges of $22.5 million, before income taxes, which is included in Discontinued operations in the Company’s Consolidated Statements of Income.

During 2011, the Company disposed of 27 operating properties, one development property and one outparcel, in separate transactions, for an aggregate sales price of  $124.9 million. These transactions resulted in an aggregate gain of  $17.3 million and aggregate impairment charges of $16.9 million, before income taxes, which is included in Discontinued operations in the Company’s Consolidated Statements of Income.

During 2011, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of  $6.1 million.  As a result of this capital transaction, the Company received  $1.4 million of profit participation, before noncontrolling interest of  $0.1 million.  This profit participation has been recorded as Income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Income.

During 2012, the Company sold a previously consolidated operating property to a newly formed unconsolidated joint venture in which the Company has a 20% noncontrolling interest for a sales price of $55.5 million.  This transaction resulted in a pre-tax gain of $10.0 million, of which the Company deferred $2.0 million due to its continued involvement.  This gain has been recorded as Gain on sale of operating properties, net of tax in the Company’s Consolidated Statements of Income.

Net income attributable to the Company increased $97.0 million to $266.1 million for the year ended December 31, 2012, as compared to $169.1 million for the corresponding period in 2011.  On a diluted per share basis, net income attributable to the Company was $0.42 for 2012, as compared to net income of $0.27 for 2011.  These increases are primarily attributable to (i) additional incremental earnings due to increased profitability from the Company’s operating properties and the acquisition of operating properties during 2012 and 2011, (ii) an increase in gains on disposition of operating properties and change in control of interests, (iii) an increase in equity in income of joint ventures, net primarily due to gains on sales of operating properties sold within various joint venture portfolios during 2012 and (iv) a decrease in provision for income taxes, partially offset by (v) an increase in impairment charges recognized during the year ended December 31, 2012, as compared to the corresponding period in 2011, (vi) a decrease in interest, dividends and other investment income resulting primarily from the sale of certain marketable securities during 2011 and (vii) a decrease in gain on sale of development properties recognized during 2012, as compared to 2011.  The 2012 diluted per share results were decreased by a reduction in net income available to common shareholders of $21.7 million resulting from the deduction of original issuance costs associated with the redemption of the Company’s 6.65% Class F Cumulative Redeemable Preferred Stock and 7.75% Class G Cumulative Redeemable Preferred Stock.

Comparison 2011 to 2010

	2011	2010	Increase	% change
	(amounts in millions)

Revenues from rental property (1)	$825.7	$786.9	$38.8	4.9%
Rental property expenses: (2)
Rent	$13.9	$13.7	$0.2	1.5%
Real estate taxes	108.8	105.3	3.5	3.3%
Operating and maintenance	114.1	108.4	5.7	5.3%
	$236.8	$227.4	$9.4	4.1%
Depreciation and amortization (3)	$231.7	$217.2	$14.5	6.7%

(1)
Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2011 and 2010, providing incremental revenues for the year ended December 31, 2011 of $35.7 million, as compared to the corresponding period in 2010 and (ii) the completion of certain development and redevelopment projects, tenant buyouts and overall growth in the current portfolio, providing incremental revenues of  $4.2 million, for the year ended December 31, 2011, as compared to the corresponding period in 2010, which was partially offset by (iii) a decrease in revenues of  $1.1 million for the year ended December 31, 2011, as compared to the corresponding period in 2010, primarily resulting from the partial sale of certain properties during 2011 and 2010.

(2)
Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee; (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses.  Rental property expenses increased primarily due to (i) operating property acquisitions during 2011 and 2010, and (ii) the placement of certain development properties into service, which resulted in lower capitalization of carrying costs.

(3)
Depreciation and amortization increased primarily due to (i) operating property acquisitions during 2011 and 2010, (ii) the placement of certain development properties into service and (iii) tenant vacancies.

Management and other fee income decreased $4.6 million to $35.3 million for the year ended December 31, 2011, as compared to $39.9 million for the corresponding period in 2010. This decrease is primarily due to a decrease in property management fees of $2.4 million recognized during 2011, as compared to 2010, primarily due to the disposition of properties during 2011 and 2010 and a decrease in transaction related fees of $2.2 million recognized during 2011, as compared to 2010.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense, and other company-specific expenses.  General and administrative expenses increased $9.9 million to $118.9 million for the year ended December 31, 2011, as compared to $109.0 million for the corresponding period in 2010.  This change is primarily a result of an increase in equity awards expense related to grants issued during 2011 and 2010 and an increase in other personnel related costs during 2011, as compared to the corresponding periods in 2010.

During 2011, the Company recognized aggregate impairment charges of $32.2 million ($19.7 million of which is included in discontinued operations), before income taxes and noncontrolling interest, relating to adjustments to property carrying values, investments in other real estate investments, investment in real estate joint ventures and other investments.  The Company’s estimated fair values relating to these impairment assessments were based upon their respective estimated sales prices.  Based on these inputs, the Company determined that its valuation in these investments was classified within Level 3 of the FASB fair value hierarchy. These impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.  Additionally, during 2011, the Company recorded impairment charges of $0.6 million due to the decline in value of certain marketable securities that were deemed to be other-than-temporary.

During 2010, the Company recognized impairment charges of  $34.5 million ($6.5 million of which is included in discontinued operations), before income taxes and noncontrolling interest, relating to adjustments to property carrying values, real estate under development, investments in other real estate investments and other investments.  The Company’s estimated fair values relating to these impairment assessments were based upon estimated sales prices and discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective properties.  Based on these inputs, the Company determined that its valuation in these investments was classified within Level 3 of the FASB fair value hierarchy.   Additionally, during 2010, the Company recorded impairment charges of $4.6 million due to the decline in value of certain marketable securities that were deemed to be other-than-temporary.

Mortgage financing income decreased $2.1 million to $7.3 million for the year ended December 31, 2011, as compared to $9.4 million for the corresponding period in 2010. This decrease is primarily due to a decrease in interest income resulting from the repayment of certain mortgage receivables during 2011 and 2010.

Interest, dividends and other investment income decreased  $4.6 million to $16.6 million for the year ended December 31, 2011, as compared to $21.2 million for the corresponding period in 2010. This decrease is primarily due to the sale of Valad notes resulting in a decrease in interest income of  $13.5 million, partially offset by (i) an increase in bank interest income of  $1.1 million during 2011, as compared to the corresponding period in 2010, primarily resulting from the change in cash balances during 2011 and (ii) an income distribution of  $7.4 million from a cost method investment during 2011.

During the year ended December 31, 2010, the Company incurred early extinguishment of debt charges aggregating  $10.8 million in connection with the optional make-whole provisions of notes that were repaid prior to maturity and prepayment penalties on five mortgages that the Company paid prior to their maturity.

During 2011, the Company sold a merchant building property to an unconsolidated joint venture in which the Company has a noncontrolling interest for a sales price of  $37.6 million resulting in a pretax gain of  $12.1 million after a deferral of  $2.1 million due to the Company’s continued involvement in the property.

During 2010, the Company disposed of a land parcel for a sales price of  $0.8 million resulting in a gain of  $0.4 million.  Additionally, the Company recognized  $1.7 million in income on previously sold development properties during the year ended December 31, 2010.

 Provision for income taxes, net increased by $18.1 million to $21.3 million for the year ended December 31, 2011, as compared to $3.2 million for the corresponding period in 2010. This change is primarily due to (i) a decrease in income tax benefit of  $10.3 million related to fewer impairments taken during the year ended December 31, 2011, as compared to the corresponding period in 2010, (ii) an increase in the income tax provision expense of  $4.8 million in connection with gains on sale of development properties during 2011, as compared to 2010, (iii) a decrease in tax benefit of  $4.9 million as a result of reduced interest expense for the Company’s taxable REIT subsidiaries, (iv) a tax provision of  $2.7 million resulting from the receipt of a cash distribution in excess of the Company’s carrying value of a cost method investment during 2011 and (v) a tax provision of  $1.4 million resulting from incremental earnings due to increased profitability from properties within the Company’s taxable REIT subsidiaries, partially offset by (vi) a decrease in foreign taxes of  $6.8 million primarily resulting from an unrealized foreign exchange loss recognized for Mexican tax purposes on U.S. denominated mortgage debt within the Company’s Latin American property portfolio.

Equity in income of joint ventures, net increased $28.9 million to $63.5 million for the year ended December 31, 2011, as compared to $34.6 million for the corresponding period in 2010.  This increase is primarily the result of (i) a decrease in impairment charges of  $10.0 million resulting from fewer impairment charges recognized against certain joint venture properties during the year ended December 31, 2011, as compared to the corresponding period in 2010, (ii) an increase in equity in income of  $4.2 million from the Company’s InTown Suites investment primarily resulting from increased operating profitability, (iii) an increase in equity in income of  $2.3 million from the Company’s joint venture investments in Canada primarily resulting from the Company increasing its noncontrolling ownership interest in certain Canadian portfolios, (iv) an increase in equity in income of  $2.1 million from the Company’s joint venture investments in Latin America primarily resulting from lease-up activities at properties that were placed into service, (v) a decrease of  $7.2 million in equity in loss from a joint venture in which the Company no longer has an equity basis and is therefore no longer required to record equity losses, (vi) an increase in gains on sales of  $4.4 million for 2011, as compared to 2010 and (vii) incremental earnings due to increased profitability from properties within the Company’s joint venture program, partially offset by (viii) the recognition of  $8.0 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated limited liability partnership during the year ended December 31, 2010.

Equity in income from other real estate investments, net decreased $9.0 million to $51.8 million for the year ended December 31, 2011, as compared to $60.8 million for the corresponding period in 2010.  This decrease is primarily due to a decrease of  $7.2 million in equity in income from the Albertson’s joint venture resulting from lower cash distributions received in excess of the Company’s investment during 2011, as compared to the corresponding period during 2010 and a decrease of  $2.7 million in equity in earnings including profit participation earned from the Company’s Preferred Equity Program during 2011, as compared to the corresponding period in 2010.

During 2011, the Company disposed of 27 operating properties, one development property and one outparcel, in separate transactions, for an aggregate sales price of  $124.9 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $17.3 million and aggregate impairment charges of $16.9 million, before income taxes.

Additionally, during 2011, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of $6.1 million.  As a result of this capital transaction, the Company received $1.4 million of profit participation, before noncontrolling interest of  $0.1 million.  This profit participation has been recorded as Income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Income.

During 2010, the Company (i) sold seven operating properties, which were previously consolidated, to two new joint ventures in which the Company holds noncontrolling equity interests for an aggregate sales price of  $438.1 million including the assignment of $159.9 million of non-recourse mortgage debt encumbering three of the properties and (ii) disposed of, in separate transactions, seven operating properties for an aggregate sales price of $100.5 million including the assignment of $81.0 million of non-recourse mortgage debt encumbering one of the properties.  These transactions resulted in aggregate gains of  $4.4 million and aggregate losses/impairments of  $5.0 million.

Additionally, during 2010, the Company disposed of (i) three properties, in separate transactions, for an aggregate sales price of  $23.8 million and (ii) five properties from a consolidated joint venture in which the Company had a preferred equity investment for a sales price of  $40.8 million.  These transactions resulted in an aggregate profit participation of  $20.8 million, before income tax of  $1.0 million and noncontrolling interest of  $4.9 million.  This profit participation has been recorded as Income from other real estate investments and is reflected in Income from discontinued operating properties, net of tax in the Company’s Consolidated Statements of Income.

Net income attributable to the Company increased  $26.2 million to $169.1 million for the year ended December 31, 2011, as compared to $142.9 million for the corresponding period in 2010.  On a diluted per share basis, net income attributable to the Company was $0.27 for 2011, as compared to net income of $0.22 for 2010.  These increases are primarily attributable to (i) additional incremental earnings due to increased profitability from the Company’s operating properties and the acquisition of operating properties during 2011 and 2010, (ii) an increase in gain on sale of development properties recognized during 2011, as compared to 2010, (iii) increased equity in income of joint ventures, net primarily due to incremental earnings from increased profitability within the joint venture portfolios and fewer impairment charges recognized against certain joint venture properties during the year ended December 31, 2011, as compared to the corresponding period in 2010 and (iv) early extinguishment of debt charges recognized during 2010, aggregating  $10.8 million, partially offset by (v) an increase in provision for income taxes.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing and immediate access to an unsecured revolving credit facility with bank commitments of $1.75 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Net cash flow provided by operating activities	$479.1	$448.6	$479.9
Net cash flow (used for)/provided by investing activities	$(51.0)	$(20.8)	$37.9
Net cash flow used for financing activities	$(399.1)	$(440.1)	$(514.7)

Operating Activities

The Company anticipates that cash on hand, operating cash flows, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the year ended December 31, 2012, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2012 and 2011, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Cash flow provided by operating activities for the year ended December 31, 2012, was $479.1 million, as compared to $448.6 million for the comparable period in 2011.  The change of $30.5 million is primarily attributable to higher operational income, increased distributions from joint ventures and other real estate investments and changes in accounts and notes receivable due to timing of receipts.

Investing Activities

Cash flow used for investing activities for the year ended December 31, 2012, was $51.0 million, as compared to $20.8 million for the comparable period in 2011.  This change of $30.2 million resulted primarily from (i) an increase in acquisition of and improvements to operating real estate of $209.2 million, (ii) a decrease in proceeds from the sale/repayments of marketable securities of $187.8 million, (iii) an increase in investments and advances to real estate joint ventures of $48.2 million, (iv) a decrease in reimbursements of investments and advances to other real estate investments and other investments of $43.7 million and (v) investment in mortgage loans receivable of $16.0 million, partially offset by, (vi) an increase in proceeds from the sale of operating and development properties of $269.4 million, (vii) an increase in reimbursements of investments and advances to real estate joint ventures of $124.3 million, (viii) an increase in collections of mortgage receivables of $44.5 million and (ix) a decrease in acquisition of and improvements to real estate under development of $35.4 million.

Acquisitions of and Improvements to Operating Real Estate

During the year ended December 31, 2012, the Company expended $552.5 million towards acquisition of and improvements to operating real estate including $78.9 million (inclusive of $2.4 million in capitalized costs) expended in connection with redevelopments and re-tenanting projects.  (See Footnote 4 of the Notes to the Consolidated Financial Statements included in this Form 10-K.)

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its capital commitment toward these reformatting and re-tenanting efforts and other redevelopment projects during 2013 will be approximately $90.0 million to $100.0 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Investments and Advances to Real Estate Joint Ventures

During the year ended December 31, 2012, the Company expended $219.9 million for investments and advances to real estate joint ventures and received $187.9 million from reimbursements of investments and advances to real estate joint ventures, primarily due to the refinance of debt and sales of properties.  (See Footnote 8 of the Notes to the Consolidated Financial Statements included in this Form 10-K.)

Acquisitions of and Improvements to Real Estate Under Development

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of December 31, 2012, the Company had a total of three ground-up development projects, consisting of two projects located in the U.S. and one project located in Peru.

The Company anticipates its capital commitment during 2013 toward these and other development projects will be approximately $15.0 million to $25.0 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Dispositions and Transfers

During the year ended December 31, 2012, the Company received net proceeds of  $449.5 million relating to the sale of various operating properties.  (See Footnotes 5 and 7 of the Notes to the Consolidated Financial Statements included in this Form 10-K.)

Financing Activities

Cash flow used for financing activities for the year ended December 31, 2012, was $399.1 million, as compared to $440.1 million for the comparable period in 2011. This change of $41.0 million resulted primarily from (i) the redemption of the Company’s 6.65% Class F Preferred Stock and 7.75% Class G Preferred Stock of $635.0 million, (ii) an increase in principal payments of $221.5 million, (iii) an increase in the repayment of unsecured term loan/notes of $123.3 million, (iv) a decrease of $103.6 million in net borrowings under unsecured revolving credit facility, (v) an increase in dividends paid of $29.0 million due to the issuance of the Company’s 6.00% Class I Preferred Stock and 5.50% Class J Preferred Stock and (vi) an increase in repurchases of common stock of $24.9 million, partially offset by (vii) an increase of $790.2 million from the issuance of stock, primarily relating to the issuance of the Company’s 6.00% Class I Preferred Stock, 5.50% Class J Preferred Stock and 5.625% Class K Preferred Stock and (viii) an increase of $400.0 million in proceeds from the unsecured term loan.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The credit environment has improved and the Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a continuing trend that although pricing remains dependent on specific deal terms, generally spreads for non-recourse mortgage financing are gradually compressing from levels a year ago.  The unsecured debt markets are functioning well and credit spreads are at manageable levels.  The Company continues to assess 2013 and beyond to ensure the Company is prepared if the current credit market conditions deteriorate.

Debt maturities for 2013 consist of:  $640.5 million of consolidated debt; $570.6 million of unconsolidated joint venture debt; and $98.2 million of preferred equity debt, assuming the utilization of extension options where available.  The 2013 consolidated debt maturities are anticipated to be extended, refinanced or repaid with operating cash flows and borrowings from the Company’s credit facility, which at December 31, 2012, the Company had  $1.5 billion available.  The 2013 unconsolidated joint venture and preferred equity debt maturities are anticipated to be extended or repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $8.7 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.  The Company will continue to access these markets, as available.

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension option.  This credit facility, provides funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at LIBOR plus 1.05% and fluctuates in accordance with changes in the Company’s senior debt ratings and has a facility fee of 0.20% per annum.  As part of this Credit Facility, the Company has a competitive bid option whereby the Company could auction up to $875.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  In addition, as part of the Credit Facility, the Company has a $500.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.  As of December 31, 2012, the Credit Facility had a balance of $249.9 million outstanding and $27.3 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 12/31/12
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	44%
Total Priority Indebtedness to GAV	<35%	9%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.23	x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.17	x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of October 27, 2011 filed in the Company’s Current Report on Form 8-K dated November 2, 2011.

During April 2012, the Company obtained a $400.0 million unsecured term loan with a consortium of banks, which accrues interest at LIBOR plus 105 basis points.  The term loan is scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017.  Pursuant to the terms of the Credit Agreement, the Company, among other things is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios.  Proceeds from this term loan were used for general corporate purposes including the repayment of debt.  The term loan covenants are similar to the Credit Facility covenants described above.

During March 2008, the Company obtained a Mexican peso (“MXN”) 1.0 billion term loan, which bears interest at a rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings, and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of a MXN 500.0 million unsecured revolving credit facility, which was terminated by the Company.  Remaining proceeds from this term loan were used for funding MXN denominated investments. As of December 31, 2012, the outstanding balance on this term loan was MXN 1.0 billion (USD $76.9 million).  The Mexican term loan covenants are similar to the Credit Facility covenants described above.  During December 2012,  the lender agreed to extend this term loan for an additional five years at an interest rate of TIIE (Equilibrium Interbank Interest Rate) plus 1.35%, which will be effective subsequent to the scheduled maturity in March 2013.  The Company has the option to swap this rate to a fixed rate at any time during the term of the loan.

During April 2012, the Company filed a shelf registration statement on Form S-3, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.  The Company, pursuant to this shelf registration statement may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities. (See Footnote 13 of the Notes to Consolidated Financial Statements included in this Form 10-K.)

The Company’s supplemental indenture governing its medium term notes and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 12/31/12
Consolidated Indebtedness to Total Assets	<60%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	9%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.2	x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.8	x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993, First Supplemental Indenture dated August 4, 1994, the Second Supplemental Indenture dated April 7, 1995, the Third Supplemental Indenture dated June 2, 2006, the Fifth Supplemental Indenture dated as of September 24, 2009, the Fifth Supplemental Indenture dated as of October 31, 2006 and First Supplemental Indenture dated October 31, 2006, as filed with the SEC.  See Exhibits Index on page 38, for specific filing information.

During 2012, the Company (i) repaid the $17.0 million outstanding on its 5.98% medium-term notes, which matured in July 2012, (ii) repaid the $198.9 million outstanding on its 6.00% senior unsecured note, which matured in November 2012, (iii) assumed  $185.3 million of individual non-recourse mortgage debt relating to the acquisition of seven operating properties, including an increase of  $6.1 million associated with fair value debt adjustments, (iv) paid off $284.8 million of mortgage debt that encumbered 19 operating properties and (v) assigned five mortgages aggregating $17.1 million in connection with property dispositions.

During March 2012, the Company issued 16,000,000 Depositary Shares (the "Class I Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 6.00% Class I Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class I Preferred Stock"). Dividends on the Class I Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.00% per annum based on the $25.00 per share initial offering price, or $1.50 per annum.  The Class I Depositary Shares are redeemable, in whole or part, for cash on or after March 20, 2017, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class I Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of $387.2 million were used for general corporate purposes, including the reduction of borrowings outstanding under the Company’s revolving credit facility and the redemption of shares of the Company’s preferred stock.

During July 2012, the Company issued 9,000,000 Depositary Shares (the "Class J Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 5.50% Class J Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class J Preferred Stock"). Dividends on the Class J Depositary Shares are cumulative and payable quarterly in arrears at the rate of 5.50% per annum based on the $25.00 per share initial offering price, or $1.375 per annum.  The Class J Depositary Shares are redeemable, in whole or part, for cash on or after July 25, 2017, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class J Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of $217.8 million were used for the redemption of all the outstanding depositary shares representing the Company’s Class F preferred stock, which redemption occurred on August 15, 2012, as discussed below, with the remaining proceeds used towards the redemption of outstanding depositary shares representing the Company’s Class G preferred stock, which redemption occurred on October 10, 2012, as discussed below, and general corporate purposes.

On August 15, 2012, the Company redeemed of all of its outstanding 7,000,000 depositary shares of the Company’s 6.65% Class F Cumulative Redeemable Preferred Stock, $1.00 par value per share (the “Class F Preferred Stock”) for $175.0 million, before payment of accrued and unpaid dividends of $1.0 million.  In connection with this redemption the Company recorded a charge of $6.2 million resulting from the difference between the redemption amount and the carrying amount of the Class F Preferred Stock on the Company’s Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity.   The $6.2 million was subtracted from net income to arrive at net income available to common shareholders and is used in the calculation of earnings per share for the year ended December 31, 2012.

On October 10, 2012, the Company redeemed all of its outstanding 18,400,000 depositary shares of the Company’s 7.75% Class G Cumulative Redeemable Preferred Stock, $1.00 par value per share (the “Class G Preferred Stock”) for $460.0 million, before payment of accrued and unpaid dividends of $8.5 million.  In connection with this redemption the Company recorded a non-cash charge of $15.5 million resulting from the difference between the redemption amount and the carrying amount of the Class G Preferred Stock on the Company’s Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity.   The $15.5 million was subtracted from net income to arrive at net income available to common shareholders and is used in the calculation of earnings per share for the year ended December 31, 2012.

During November 2012, the Company issued 7,000,000 Depositary Shares (the "Class K Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 5.625% Class K Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class K Preferred Stock"). Dividends on the Class K Depositary Shares are cumulative and payable quarterly in arrears at the rate of 5.625% per annum based on the $25.00 per share initial offering price, or $1.40625 per annum.  The Class K Depositary Shares are redeemable, in whole or part, for cash on or after December 7, 2017, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class K Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of $169.1 million, after expenses, were used for general corporate purposes, including funding towards the repayment of maturing Senior Unsecured Notes.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These share repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During the year ended December 31, 2012, the Company repurchased 1.6 million shares of the Company’s common stock for  $30.9 million, of which $22.6 million was provided to the Company from stock options exercised.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of December 31, 2012, the Company had over 400 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid were $382.7 million in 2012, $353.8 million in 2011 and $307.0 million in 2010.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.21 per common share payable to shareholders of record on January 2, 2013, which was paid on January 15, 2013. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per common share payable to shareholders of record on April 3, 2013, which is scheduled to be paid on April 15, 2013.

The Company is subject to taxes on its activities in Canada, Mexico, Brazil, Chile, and Peru.  During 2012, less than $0.1 million of withholding and transaction taxes were withheld from distributions related to foreign activities.  In general, under local country law applicable to the structures the Company has in place and applicable treaties, the repatriation of cash to the Company from its subsidiaries and joint ventures in Canada, Mexico and Brazil generally are not subject to withholding tax.  The Company does not anticipate the need to repatriate foreign funds from Chile, Peru or Brazil to provide for its cash flow needs in the U.S. and, as such, no significant withholding or transaction taxes are expected in the foreseeable future.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facility, MTNs, senior notes, mortgages and construction loans with maturities ranging from less than one year to 23 years.  As of December 31, 2012, the Company’s total debt had a weighted average term to maturity of  3.4 years.  In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio.  As of December 31, 2012, the Company has 47 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center.  In addition, the Company has 10 non-cancelable operating leases pertaining to its retail store lease portfolio.  The following table summarizes the Company’s debt maturities (excluding extension options and fair market value of debt adjustments aggregating $10.6 million) and obligations under non-cancelable operating leases as of December 31, 2012 (in millions):

	Payments due by period
Contractual Obligations:	2013	2014	2015	2016	2017	Thereafter	Total
Long-Term Debt-Principal(1)	$659.7	$900.7	$731.2	$553.1	$468.9	$871.1	$4,184.7
Long-Term Debt-Interest(2)	$197.8	$152.8	$131.6	$96.9	$67.3	$107.2	$753.6
Operating Leases:
Ground Leases	$12.6	$12.2	$11.1	$10.3	$9.9	$172.6	$228.7
Retail Store Leases	$2.3	$1.7	$1.3	$1.0	$0.5	$0.1	$6.9

(1)   Maturities utilized do not reflect extension options, which range from one to five years.
(2)   For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2012.

The Company has accrued $16.9 million of non-current uncertain tax benefits and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes, which are included in Other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2012. These amounts are not included in the table above because a reasonably reliable estimate regarding the timing of settlements with the relevant tax authorities, if any, cannot be made.

The Company has $100.0 million of medium term notes, $175.0 million of unsecured notes, $201.3 million of Canadian unsecured notes, a $76.9 million Mexican term loan, $2.2 million of unsecured debt and $85.1 million of secured debt scheduled to mature in 2013.  The Company anticipates satisfying these maturities with a combination of operating cash flows, its unsecured revolving credit facility, exercise of extension options, where available, and new debt issuances.

The Company has issued letters of credit in connection with completion and repayment guarantees for loans encumbering certain of the Company’s redevelopment projects and guarantee of payment related to the Company’s insurance program. As of December 31, 2012, these letters of credit aggregate $33.6 million.

On a select basis, the Company provides guarantees on interest bearing debt held within real estate joint ventures in which the Company has noncontrolling ownership interests.  The Company is often provided with a back-stop guarantee from its partners.  The Company had the following outstanding guarantees as of December 31, 2012 (amounts in millions):

Name of Joint Venture	Amount of Guarantee	Interest rate	Maturity, with extensions	Terms	Type of debt
InTown Suites Management, Inc. (1)	$145.2	LIBOR plus 1.15%	2015	25% partner back-stop	Unsecured credit facility
Hillsborough	$2.8	LIBOR plus 1.05%	2013	Jointly and severally with partner	Promissory note
Victoriaville	$5.1	3.92%	2020	Jointly and severally with partner	Promissory note

(1)    During October 2012, a purchase and sale agreement was executed to sell the InTown Suites company and related real estate assets for a gross sales price of $735 million, including $617 million of existing debt.  The sale is contingent upon satisfactorily completing a due diligence process and other closing conditions, including lender approvals. The Company expects to complete this transaction in the first half of 2013. If the transaction is completed, the Company has agreed to maintain $145.2 million in preexisting guarantees of outstanding debt to be assumed by the buyer.

In connection with the construction of its development projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied.  These bonds expire upon the completion of the improvements and infrastructure.  As of December 31, 2012, the Company had  $20.7 million in performance and surety bonds outstanding.

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

Venture	Kimco Ownership Interest		Number of Properties	Total GLA (in thousands)	Non-Recourse Mortgage Payable (in millions)	Recourse Notes Payable (in millions)		Number of Encumbered Properties	Average Interest Rate	Weighted Average Term (months)
KimPru (c)	15.0%		61	10,694	$1,010.2	$-		41	5.54%	44.5

RioCan Venture (k)	50.0%		45	9,307	$923.2	$-		37	5.16%	41.2

KIR (d)	45.0%		58	12,417	$914.6	$-		43	5.22%	78.6

KUBS (e)	17.9	%(a)	40	5,741	$691.9	$-		40	5.40%	39.1

InTown Suites (j)	(l)		138	N/A	$469.2	$145.2	(b)	138	4.46%	46.1

BIG Shopping Centers (f)	37.7	%(a)	22	3,627	$443.8	$-		18	5.52%	45.5

SEB Immobilien (h)	15.0%		13	1,800	$243.8	$-		13	5.11%	55.3

CPP (g)	55.0%		6	2,424	$141.5	$-		3	5.19%	31.0

Kimco Income Fund (i)	15.2%		12	1,522	$161.4	$-		12	5.45%	20.7

(a)	Ownership % is a blended rate.
(b)	See Contractual Obligations and Other Commitments regarding guarantees by the Company and its joint venture partners.
(c)	Represents the Company’s joint ventures with Prudential Real Estate Investors.
(d)	Represents the Kimco Income Operating Partnership, L.P., formed in 1998.
(e)	Represents the Company’s joint ventures with UBS Wealth Management North American Property Fund Limited.
(f)	Represents the Company’s joint ventures with BIG Shopping Centers (TLV:BIG), an Israeli public company.
(g)	Represents the Company’s joint ventures with The Canadian Pension Plan Investment Board (CPPIB).
(h)	Represents the Company’s joint ventures with SEB Immobilien Investment GmbH.
(i)	Represents the Kimco Income Fund, formed in 2004.
(j)	Represents the Company’s joint ventures with Westmont Hospitality Group.
(k)	Represents the Company’s joint ventures with RioCan Real Estate Investment Trust.
(l)	The Company’s share of this investment is subject to fluctuation and is dependent upon property cash flows.

The Company has various other unconsolidated real estate joint ventures with varying structures.  As of December 31, 2012, these other unconsolidated joint ventures had individual non-recourse mortgage loans aggregating  $1.9 billion and unsecured notes payable aggregating  $2.8 million.  The aggregate debt as of December 31, 2012, of all of the Company’s unconsolidated real estate joint ventures is  $7.1 billion, of which the Company’s proportionate share of this debt is $2.8 billion.  As of December 31, 2012, these loans had scheduled maturities ranging from one month to 10 years and bear interest at rates ranging from 1.21% to 10.50%.  Approximately $570.6 million of the aggregate outstanding loan balance matures in 2013, of which the Company’s proportionate share is  $274.1 million.  These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing and partner capital contributions, as deemed appropriate. (See Footnote 8 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Real Estate Investments

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. The Company accounts for its preferred equity investments under the equity method of accounting.  As of December 31, 2012, the Company’s net investment under the Preferred Equity Program was $157.2 million relating to 107 properties. As of December 31, 2012, these preferred equity investment properties had individual non-recourse mortgage loans aggregating  $694.3 million. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

Additionally, during July 2007, the Company invested $81.7 million of preferred equity capital in a portfolio comprised of 403 net leased properties which are divided into 30 master leased pools with each pool leased to individual corporate operators.  These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores.  As of December 31, 2012, the remaining 397 properties were encumbered by third party loans aggregating $358.9 million, not including  $63.7 million in net fair market value of debt adjustments, with interest rates ranging from 5.08% to 10.47%, a weighted average interest rate of 9.3% and maturities ranging from one to 10 years.

At December 31, 2012, the Company had a 90% equity participation interest in an existing leveraged lease of 11 properties, which is reported as a net investment in leveraged lease in accordance with the FASB’s Lease guidance.  The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights. These 11 properties were encumbered by third-party non-recourse debt of  $21.1 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease.  Accordingly, this debt has been offset against the related net rental receivable under the lease.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three months and years ended December 31, 2012 and 2011 is as follows (in thousands, except per share data):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income available to common shareholders	$59,231	$31,556	$172,673	$109,688
Gain on disposition of operating property, net of noncontrolling interests	(49,023)	(11,398)	(84,828)	(19,444)
Gain on disposition of joint venture operating properties	(4,914)	(819)	(27,927)	(4,050)
Depreciation and amortization - real estate related	63,246	60,561	257,278	246,746
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	32,228	34,529	133,734	138,482
Remeasurement of derivative instrument	-	-	-	4,287
Impairments of operating properties, net of tax and noncontrolling interests	26,440	21,014	59,510	42,043
FFO	127,208	135,443	510,440	517,752
Transactional (income)/charges:
Promote income from other real estate investments	(10,996)	(9,715)	(20,746)	(9,829)
Promote income from real estate joint ventures	(1,151)	(2,403)	(5,072)	(2,675)
Gains from development/land sales, net of tax	(14)	(3,699)	(8,309)	(5,317)
Income from other real estate investments	-	-	-	(1,311)
Foreign currency exchange gains	-	-	-	(839)
Acquisition costs	701	1,143	9,160	5,466
Charge off of assets relating to sales	3,785	1,032	3,785	1,032
Executive severance costs	-	-	2,472	-
Excess distribution from a cost method investment	(398)	(287)	(398)	(13,116)
Gain on sale of marketable securities	-	(778)	-	(4,895)
Impairments on other investments, net of tax and noncontrolling interest	-	3,002	-	4,463
Preferred stock redemption costs	15,490	-	21,703	-
Other expense/(income), net	143	227	1,166	(951)
Total transactional charges/(income), net	7,560	(11,932)	3,761	(27,972)
FFO as adjusted	$134,768	$123,511	$514,201	$489,780
Weighted average shares outstanding for FFO calculations:
Basic	406,345	406,554	405,997	406,530
Units	1,522	1,532	1,455	1,528
Dilutive effect of equity awards	1,829	787	2,106	1,140
Diluted (1)	409,696	408,873	409,558	409,198

FFO per common share – basic	$0.31	$0.33	$1.26	$1.27
FFO per common share – diluted (1)	$0.31	$0.33	$1.25	$1.27
FFO as adjusted per common share – basic	$0.33	$0.30	$1.26	$1.20
FFO as adjusted per common share – diluted (1)	$0.33	$0.30	$1.26	$1.20

(1)
For the three and twelve months ended December 31, 2012 and 2011, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of the Company’s Income from continuing operations to Same Property NOI (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
Income from continuing operations	$45,887	$44,961	$211,978	$158,977
Adjustments:
Management and other fee income	(10,469)	(8,494)	(37,522)	(35,320)
General and administrative expenses	29,166	28,689	124,480	118,873
Impairment of property carrying values	18,463	5,320	37,111	13,077
Depreciation and amortization	64,070	58,307	249,493	231,712
Other income	54,601	42,883	223,441	188,468
(Benefit)/provision for income taxes, net	(802)	6,968	3,939	21,330
Gains on change in control of interests	(1,399)	-	(15,555)	(569)
Equity in income of other real estate investments, net	(18,057)	(16,690)	(53,397)	(51,813)
Non same property net operating income	(38,057)	(32,434)	(171,115)	(128,991)
Non operational expense from joint ventures	77,357	84,797	289,234	328,804
Net operating income from noncontrolling interests	(2,239)	(2,971)	(10,255)	(11,565)
Same Property NOI	$218,521	$211,336	$851,832	$832,983

Same Property NOI increased by $7.2 million or 3.4% for the three months ended December 31, 2012, as compared to the corresponding period in 2011. This increase is primarily the result of (i) an increase of $4.7 million related to lease-up and rent commencements, (ii) an increase of $2.0 million in other property and ancillary income, and (iii) the impact from changes in foreign currency exchange rates of $0.5 million.

Same Property NOI increased by $18.8 million or 2.3% for the year ended December 31, 2012, as compared to the corresponding period in 2011. This increase is primarily the result of (i) an increase of $15.8 million related to lease-up and rent commencements and (ii) an increase of $7.8 million in other property and ancillary income, partially offset by, (iii) the negative impact from changes in foreign currency exchange rates of $4.8 million.

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

Market and Economic Conditions; Real Estate and Retail Shopping Sector

In the U.S., economic and market conditions have improved. Credit conditions have continued to allow increased access and availability to secured mortgage debt and the unsecured bond and equity markets. However, there remains concern over high unemployment rates in the U.S. and concerns over uncertain economic conditions in Europe.  These conditions have contributed to slow growth in the U.S. and international economies.

Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have and may continue to experience varying degrees of economic growth or distress. Adverse changes in general or local economic conditions could result in the inability of some tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenants who generally offer day-to-day necessities, rather than high-priced luxury items. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic composition and tenant base.

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

The retail shopping sector overall has continued to steadily improve during 2012, however select markets, which experienced rapid expansion prior to the economic recession, such as Nevada, Arizona and select portions of California are experiencing slower growth. If growth in the retail shopping sector does not continue, the Company may experience tenants delaying lease commencements or declining to extend or renew leases upon expiration.   These conditions also have forced some weaker retailers, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, any of these particular store closings affecting the Company often represent a small percentage of the Company’s overall gross leasable area and the Company does not currently expect store closings to have a material adverse effect on the Company’s overall performance.

New Accounting Pronouncements

See Footnote 1 of the Company’s Consolidated Financial Statements included in this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of December 31, 2012, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available.  Amounts include fair value purchase price allocation adjustments for assumed debt. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Mexican pesos (MXN) and Chilean Pesos (CLP) as indicated by geographic description ($USD equivalent in millions).

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
U.S. Dollar Denominated
Secured Debt
Fixed Rate	$85.1	$192.0	$128.9	$256.6	$184.4	$88.4	$935.4	$995.7
Average Interest Rate	5.99%	6.47%	5.43%	6.69%	6.15%	6.80%	6.31%

Variable Rate	$-	$-	$6.0	$-	$-	$21.5	$27.5	$26.9
Average Interest Rate	-	-	0.17%	-	-	3.06%	2.43%

Unsecured Debt
Fixed Rate	$275.0	$294.8	$350.0	$300.0	$290.9	$600.0	$2,110.7	$2,346.0
Average Interest Rate	5.40%	5.20%	5.29%	5.78%	5.70%	5.59%	5.50%

Variable Rate	$2.2	$400.0	$250.0	$-	$-	$-	$652.2	$629.8
Average Interest Rate	5.50%	1.26%	1.25%	-	-	-	1.27%

CAD Denominated
Unsecured Debt
Fixed Rate	$201.3	$-	$-	$-	$-	$151.0	$352.3	$363.1
Average Interest Rate	5.18%	-	-	-	-	5.99%	5.53%

MXN Denominated
Unsecured Debt
Fixed Rate	$76.9	$-	$-	$-	$-	$-	$76.9	$69.6
Average Interest Rate	8.58%	-	-	-	-	-	8.58%

CLP Denominated
Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$40.3	$40.3	$45.9
Average Interest Rate	-	-	-	-	-	5.72%	5.72%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $7.2 million in 2012 if short-term interest rates were 1.0% higher.

The Company also faces foreign currency exchange risk.  The following table presents the Company’s foreign investments as of December 31, 2012.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents:

Foreign Investment (in millions)
Country	Local Currency	US Dollars
Mexican real estate investments (MXN)	8,881.2	$685.0
Canadian real estate joint venture and marketable securities investments (CAD)	397.8	$400.5
Chilean real estate investments (CLP)	37,761.2	$78.9
Brazilian real estate investments (Brazilian Real)	43.5	$21.3
Peruvian real estate investments (Peruvian Nuevo Sol)	14.7	$5.9

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2012, the Company has no other material exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2012, to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

We have adopted a Code of Ethics that applies to all employees. The Code of Ethics is available at the Investors/Governance/Governance Documents section of our website at www.kimcorealty.com. A copy of the Code of Ethics is available in print, free of charge, to stockholders upon request to us at the address set forth in Item 1 of this Annual Report on Form 10-K under the section “Business - Background.” We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Ethics by posting such information on our web site.

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

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to “Independent Registered Public Accountants” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.		Form10-K Report Page

	Report of Independent Registered Public Accounting Firm		42

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2012 and 2011		43

	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010		44

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010		45

	Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010		46

	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010		47

	Notes to Consolidated Financial Statements		48

2	. Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts	94
	Schedule III -	Real Estate and Accumulated Depreciation	95
	Schedule IV -	Mortgage Loans on Real Estate	102

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		38

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith	Page Number
3.1(a)	Articles of Restatement of the Company, dated January 14, 2011	10-K	1-10899	02/28/11	3.1(a)
3.1(b)	Articles Supplementary of the Company dated November 8, 2010	10-K	1-10899	02/28/11	3.1(b)
3.2(a)	Amended and Restated By-laws of the Company, dated February 25, 2009	10-K	1-10899	02/27/09	3.2
3.2(b)	Articles Supplementary of Kimco Realty Corporation, dated March 12, 2012	8-A12B	1-10899	03/13/12	3.2
3.2(c)	Articles Supplementary of Kimco Realty Corporation, dated July 17, 2012	8-A12B	1-10899	07/18/12	3.2
3.2(d)	Articles Supplementary of Kimco Realty Corporation, dated November 30, 2012	8-A12B	1-10899	12/03/12	3.2
4.1	Agreement of the Company pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K	S-11	333-42588	09/11/91	4.1
4.2	Form of Certificate of Designations for the Preferred Stock	S-3	333-67552	09/10/93	4(d)
4.3	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.4	First Supplemental Indenture, dated as of August 4, 1994	10-K	1-10899	03/28/96	4.6
4.5	Second Supplemental Indenture, dated as of April 7, 1995	8-K	1-10899	04/07/95	4(a)
4.6	Indenture dated April 1, 2005, between Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	8-K	1-10899	04/25/05	4.1
4.7	Third Supplemental Indenture, dated as of June 2, 2006	8-K	1-10899	06/05/06	4.1
4.8	Fifth Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee	8-K	1-10899	11/03/06	4.1
4.9	First Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee	8-K	1-10899	11/03/06	4.2
4.10	First Supplemental Indenture, dated as of June 2, 2006, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-K	1-10899	02/28/07	4.12
4.11	Second Supplemental Indenture, dated as of August 16, 2006, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-K	1-10899	02/28/07	4.13
4.12	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	09/24/09	4.1
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3
10.2	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.3	Form of Indemnification Agreement	10-K	1-10899	02/27/09	10.16
10.4	Employment Agreement between Kimco Realty Corporation and Glenn G. Cohen, dated February 25, 2009	10-K	1-10899	02/27/09	10.17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith	Page Number
10.5	1 billion MXN Credit Agreement, dated as of March 3, 2008, among KRC Mexico Acquisition, LLC, as borrower, Kimco Realty Corporation, as guarantor and each of the parties named therein	10-K/A	1-10899	08/17/10	10.18
10.6	Amendment to Employment Agreement between Kimco Realty Corporation and Glenn G. Cohen, dated March 15, 2010	8-K	1-10899	03/19/10	10.4
10.7	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.8	Kimco Realty Corporation 2010 Equity Participation Plan	8-K	1-10899	03/19/10	10.7
10.9	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.10	Underwriting Agreement, dated April 6, 2010, by and among Kimco Realty Corporation, Kimco North Trust III, and each of the parties named therein	10-Q	1-10899	05/07/10	99.1
10.11	Third Supplemental Indenture, dated as of April 13, 2010, among Kimco Realty Corporation, as guarantor, Kimco North Trust III, as issuer and BNY Trust Company of Canada, as trustee	10-Q	1-10899	05/07/10	99.2
10.12	Credit Agreement, dated as of April 17, 2009, among Kimco Realty Corporation and each of the parties named therein	10-K/A	1-10899	08/17/10	10.19
10.13	Underwriting Agreement, dated August 23, 2010, by and among Kimco Realty Corporation and each of the parties named therein	8-K	1-10899	08/24/10	1.1
10.14	$1.75 Billion Credit Agreement, dated as of October 27, 2011, among Kimco Realty Corporation and each of the parties named therein	8-K	1-10899	11/2/11	10.1
10.15	Agreement and General Release between Kimco Realty Corporation and Barbara Pooley, dated January 18, 2012	8-K	1-10899	1/19/12	10.1
10.16	$400 Million Credit Agreement, dated as of April 17, 2012, among Kimco Realty Corporation as borrower and each of the parties named therein	8-K	1-10899	4/20/12	10.1
10.17	First Amendment to the Kimco Realty Corporation Executive Severance Plan, dated as of March 20, 2012	10-Q	1-10899	5/10/12	10.3
10.18	$147.5 Million Credit Agreement, dated as of June 28, 2012, by and among InTown Hospitality Corp. as borrower, Kimco Realty Corporation as guarantor, and each of the parties named therein	8-K	1-10899	7/03/12	10.1
10.19	Kimco Realty Corporation 2010 Equity Participation Plan	S-8	333-184776	11/06/12	99.1

12.1	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X	103
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	—	—	—	—	X	104
21.1	Significant Subsidiaries of the Company	—	—	—	—	X	105
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X	106
31.1	Certification of the Company’s Chief Executive Officer, David B. Henry, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	107
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	108
32.1	Certification of the Company’s Chief Executive Officer, David B. Henry, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	109
99.1	Property Chart	—	—	—	—	X	110
101.INS	XBRL Instance Document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By:	/s/ David B. Henry
David B. Henry Chief Executive Officer

Dated:     February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 26, 2013
Milton Cooper

/s/ David B. Henry	Chief Executive Officer and Vice Chairman of	February 26, 2013
David B. Henry	the Board of Directors

/s/ Richard G. Dooley	Director	February 26, 2013
Richard G. Dooley

/s/ Joe Grills	Director	February 26, 2013
Joe Grills

/s/ F. Patrick Hughes	Director	February 26, 2013
F. Patrick Hughes

/s/ Frank Lourenso	Director	February 26, 2013
Frank Lourenso

/s/ Richard Saltzman	Director	February 26, 2013
Richard Saltzman

/s/ Philip Coviello	Director	February 26, 2013
Philip Coviello

/s/ Colombe Nicholas	Director	February 26, 2013
Colombe Nicholas

/s/ Michael V. Pappagallo	Executive Vice President -	February 26, 2013
Michael V. Pappagallo	Chief Operating Officer

/s/ Glenn G. Cohen	Executive Vice President -	February 26, 2013
Glenn G. Cohen	Chief Financial Officer and
Treasurer

/s/ Paul Westbrook	Vice President -	February 26, 2013
Paul Westbrook	Chief Accounting Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

		Form10-K Page

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm		42

Consolidated Financial Statements and Financial Statement Schedules:

Consolidated Balance Sheets as of December 31, 2012 and 2011		43

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010		44

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010		45

Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010		46

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010		47

Notes to Consolidated Financial Statements		48

Financial Statement Schedules:

II.	Valuation and Qualifying Accounts	94
III.	Real Estate and Accumulated Depreciation	95
IV.	Mortgage Loans on Real Estate	102

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Kimco Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kimco Realty Corporation and its subsidiaries (the "Company") at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2013

KIMCO REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (in thousands, except share information)

	December 31,	December 31,
	2012	2011
Assets:
Real Estate
Rental property
Land	$2,024,300	$1,945,045
Building and improvements	6,825,724	6,646,490
	8,850,024	8,591,535
Less: accumulated depreciation and amortization	(1,745,462)	(1,693,090)
	7,104,562	6,898,445
Real estate under development	97,263	179,722
Real estate, net	7,201,825	7,078,167

Investments and advances in real estate joint ventures	1,428,155	1,404,214
Other real estate investments	317,557	344,131
Mortgages and other financing receivables	70,704	102,972
Cash and cash equivalents	141,875	112,882
Marketable securities	36,541	33,540
Accounts and notes receivable	161,113	164,053
Deferred charges and prepaid expenses	171,373	161,974
Other assets	211,664	226,829
Total assets	$9,740,807	$9,628,762

Liabilities:
Notes payable	$3,192,127	$2,983,886
Mortgages payable	1,003,190	1,085,371
Construction loans payable	-	45,128
Accounts payable and accrued expenses	111,881	125,544
Dividends payable	96,518	92,159
Other liabilities	323,535	321,457
Total liabilities	4,727,251	4,653,545
Redeemable noncontrolling interests	81,076	95,074

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,961,200 and 5,146,000 shares, respectively, 102,000 and 954,000 shares issued and outstanding (in series), respectively, Aggregate liquidation preference $975,000 and $810,000, respectively	102	954
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 407,782,102 and 406,937,830 shares, respectively	4,078	4,069
Paid-in capital	5,651,170	5,492,022
Cumulative distributions in excess of net income	(824,008)	(702,999)
Accumulated other comprehensive income	(66,182)	(107,660)
Total stockholders' equity	4,765,160	4,686,386
Noncontrolling interests	167,320	193,757
Total equity	4,932,480	4,880,143
Total liabilities and equity	$9,740,807	$9,628,762

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
 (in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Revenues from rental properties	$884,782	$825,737	$786,940
Management and other fee income	37,522	35,320	39,866
Total revenues	922,304	861,057	826,806

Operating expenses
Rent	12,761	13,863	13,731
Real estate taxes	115,282	108,782	105,336
Operating and maintenance	118,787	114,101	108,357
General and administrative expenses	124,480	118,873	109,034
Provision for doubtful accounts	6,880	7,723	10,642
Impairment charges	37,111	13,077	32,661
Depreciation and amortization	249,493	231,712	217,205
Total operating expenses	664,794	608,131	596,966

Operating income	257,510	252,926	229,840

Other income/(expense)
Mortgage financing income	7,504	7,273	9,405
Interest, dividends and other investment income	2,170	16,567	21,229
Other expense, net	(7,971)	(4,680)	(4,459)
Interest expense	(227,595)	(223,526)	(223,032)
Early extinguishment of debt	-	-	(10,811)
Income from other real estate investments	2,451	3,824	3,653
Gain on sale of development properties	-	12,074	2,080

Income from continuing operations before income taxes, equity in income of joint ventures, gains on change in control of interests and equity in income from other real estate investments	34,069	64,458	27,905

Provision for income taxes, net	(3,939)	(21,330)	(3,208)
Equity in income of joint ventures, net	112,896	63,467	34,579
Gains on change in control of interests	15,555	569	-
Equity in income of other real estate investments, net	53,397	51,813	60,846

Income from continuing operations	211,978	158,977	120,122

Discontinued operations
Income from discontinued operating properties, net of tax	3,084	23,021	43,366
Impairment/loss on operating properties sold, net of tax	(22,339)	(17,343)	(6,175)
Gain on disposition of operating properties, net of tax	83,253	17,327	1,961
Income from discontinued operations	63,998	23,005	39,152

Loss on transfer of operating properties, net	-	-	(57)
Gain on sale of operating properties, net of tax	4,299	108	2,434
Total net gain on transfer of operating properties, net	4,299	108	2,377

Net income	280,275	182,090	161,651

Net income attributable to noncontrolling interests	(14,202)	(13,039)	(18,783)

Net income attributable to the Company	266,073	169,051	142,868

Preferred stock redemption costs	(21,703)	-	-
Preferred stock dividends	(71,697)	(59,363)	(51,346)

Net income available to the Company's common shareholders	$172,673	$109,688	$91,522

Per common share:
Income from continuing operations:
-Basic	$0.27	$0.22	$0.14
-Diluted	$0.27	$0.21	$0.14
Net income attributable to the Company:
-Basic	$0.42	$0.27	$0.22
-Diluted	$0.42	$0.27	$0.22

Weighted average shares:
-Basic	405,997	406,530	405,827
-Diluted	406,689	407,669	406,201

Amounts attributable to the Company's common shareholders:
Income from continuing operations, net of tax	$110,406	$88,067	$57,658
Income from discontinued operations	62,267	21,621	33,864
Net income	$172,673	$109,688	$91,522

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,

	2012	2011	2010

Net income	$280,275	$182,090	$161,651
Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities, net	3,013	(4,065)	37,006
Change in unrealized gain/(loss) on interest rate swaps, net	450	549	(420)
Change in foreign currency translation adjustment, net	43,515	(82,228)	52,849
Other comprehensive income/(loss)	46,978	(85,744)	89,435

Comprehensive income	327,253	96,346	251,086

Comprehensive income attributable to noncontrolling interests	(19,702)	(11,102)	(35,639)

Comprehensive income attributable to the Company	$307,551	$85,244	$215,447

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	Cumulative Distributions	Accumulated
	in Excess	Other						Total
	of Net	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance, January 1, 2010	$(338,738)	$(96,432)	884	$884	405,533	$4,055	$5,283,204	$4,852,973	$265,005	$5,117,978

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	2,721	2,721

Comprehensive income:
Net income	142,868	-	-	-	-	-	-	142,868	18,783	161,651
Other comprehensive income:
Change in unrealized gain on marketable securities	-	37,006	-	-	-	-	-	37,006	-	37,006
Change in unrealized loss on interest rate swaps	-	(420)	-	-	-	-	-	(420)	-	(420)
Change in foreign currency translation adjustment	-	35,993	-	-	-	-	-	35,993	16,856	52,849

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(6,500)	(6,500)
Dividends ($0.66 per Common Share; $1.6625 per Class F Depositary Share, $1.9375 per Class G Depositary Share and $0.5798 per Class H Depositary Share, respectively)	(319,294)	-	-	-	-	-	-	(319,294)	-	(319,294)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(64,658)	(64,658)
Issuance of common stock	-	-	-	-	353	4	4,426	4,430	-	4,430
Surrender of common stock	-	-	-	-	(78)	(1)	-	(1)	-	(1)
Issuance of preferred stock	-	-	70	70	-	-	169,114	169,184	-	169,184
Exercise of common stock options	-	-	-	-	616	6	8,561	8,567	-	8,567
Acquisition of noncontrolling interests	-	-	-	-	-	-	(7,196)	(7,196)	(6,763)	(13,959)
Amortization of equity awards	-	-	-	-	-	-	11,732	11,732	-	11,732
Balance, December 31, 2010	(515,164)	(23,853)	954	954	406,424	4,064	5,469,841	4,935,842	225,444	5,161,286

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,045	1,045

Comprehensive income:
Net income	169,051	-	-	-	-	-	-	169,051	13,039	182,090
Other comprehensive income, net of tax:
Change in unrealized loss on marketable securities	-	(4,065)	-	-	-	-	-	(4,065)	-	(4,065)
Change in unrealized gain on interest rate swaps	-	549	-	-	-	-	-	549	-	549
Change in foreign currency translation adjustment	-	(80,291)	-	-	-	-	-	(80,291)	(1,937)	(82,228)

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(6,370)	(6,370)
Dividends ($0.73 per Common Share; $1.6625 per Class F Depositary Share, $1.9375 per Class G Depositary Share and $1.7250 per Class H Depositary Share, respectively)	(356,886)	-	-	-	-	-	-	(356,886)	-	(356,886)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(13,827)	(13,827)
Issuance of common stock	-	-	-	-	438	5	4,936	4,941	-	4,941
Surrender of common stock	-	-	-	-	(34)	(2)	(579)	(581)	-	(581)
Repurchase of common stock	-	-	-	-	(334)	(2)	(6,001)	(6,003)	-	(6,003)
Exercise of common stock options	-	-	-	-	444	4	6,533	6,537	-	6,537
Acquisition of noncontrolling interests	-	-	-	-	-	-	4,452	4,452	(23,637)	(19,185)
Amortization of equity awards	-	-	-	-	-	-	12,840	12,840	-	12,840
Balance, December 31, 2011	(702,999)	(107,660)	954	954	406,938	4,069	5,492,022	4,686,386	193,757	4,880,143

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,384	1,384

Comprehensive income:
Net income	266,073	-	-	-	-	-	-	266,073	14,202	280,275
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	3,013	-	-	-	-	-	3,013	-	3,013
Change in unrealized gain on interest rate swaps	-	450	-	-	-	-	-	450	-	450
Change in foreign currency translation adjustment	-	38,015	-	-	-	-	-	38,015	5,500	43,515

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(6,337)	(6,337)
Dividends ($0.78 per common share; $1.0344 per Class F Depositary Share, $1.5016 per Class G Depositary Share, $1.725 per Class H Depositary Share and $1.1708 per Class I Depositary Share, and $0.5958 per Class J Depositary Share, and $0.0938 per Class K Depositary Share, respectively)	(387,082)	-	-	-	-	-	-	(387,082)	-	(387,082)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(15,328)	(15,328)
Issuance of common stock	-	-	-	-	1,096	11	18,104	18,115	-	18,115
Issuance of preferred stock	-	-	32	32	-	-	774,125	774,157	-	774,157
Surrender of common stock	-	-	-	-	(111)	(1)	(2,072)	(2,073)	-	(2,073)
Repurchase of common stock	-	-	-	-	(1,636)	(16)	(30,931)	(30,947)	-	(30,947)
Exercise of common stock options	-	-	-	-	1,495	15	22,576	22,591	-	22,591
Acquisition of noncontrolling interests	-	-	-	-	-	-	(95)	(95)	(25,858)	(25,953)
Amortization of equity awards	-	-	-	-	-	-	11,557	11,557	-	11,557
Redemption of preferred stock	-	-	(884)	(884)	-	-	(634,116)	(635,000)	-	(635,000)
Balance, December 31, 2012	$(824,008)	$(66,182)	102	$102	407,782	$4,078	$5,651,170	$4,765,160	$167,320	$4,932,480
The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010

Cash flow from operating activities:
Net income	$280,275	$182,090	$161,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,742	251,139	247,637
Loss on operating/development properties held for sale/sold/transferred	-	-	57
Impairment charges	59,569	32,763	39,121
Gain on sale of development properties	-	(12,074)	(2,130)
Gain on sale of operating properties	(94,369)	(17,435)	(4,366)
Equity in income of joint ventures, net	(112,896)	(63,467)	(55,705)
Gains on change in control of interests	(15,555)	(569)	-
Equity in income from other real estate investments, net	(53,397)	(51,813)	(39,642)
Distributions from joint ventures and other real estate investments	194,110	163,048	162,860
Cash retained from excess tax benefits	-	-	(103)
Change in accounts and notes receivable	2,940	(19,271)	(17,388)
Change in accounts payable and accrued expenses	(11,281)	(8,082)	15,811
Change in other operating assets and liabilities	(33,084)	(7,716)	(27,868)
Net cash flow provided by operating activities	479,054	448,613	479,935

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(552,469)	(343,299)	(182,482)
Acquisition of and improvements to real estate under development	(2,487)	(37,896)	(41,975)
Investment in marketable securities	-	-	(9,041)
Proceeds from sale/repayments of marketable securities	156	188,003	30,455
Investments and advances to real estate joint ventures	(219,885)	(171,695)	(138,796)
Reimbursements of investments and advances to real estate joint ventures	187,856	63,529	85,205
Other real estate investments	(5,638)	(6,958)	(12,528)
Reimbursements of investments and advances to other real estate investments	33,720	68,881	30,861
Investment in mortgage loans receivable	(16,021)	-	(2,745)
Collection of mortgage loans receivable	63,600	19,148	27,587
Other investments	(924)	(730)	(4,004)
Reimbursements of other investments	11,553	20,116	8,792
Proceeds from sale of operating properties	449,539	135,646	238,746
Proceeds from sale of development properties	-	44,495	7,829
Net cash flow (used for)/provided by investing activities	(51,000)	(20,760)	37,904

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(284,815)	(62,470)	(226,155)
Principal payments on rental property debt	(23,130)	(22,720)	(23,645)
Principal payments on construction loan financings	(2,177)	(3,428)	(30,383)
Proceeds from mortgage/construction loan financings	14,776	20,346	13,960
Proceeds from (repayment of)/borrowings under unsecured revolving credit facilities, net	8,559	112,137	(11,309)
Repayment of unsecured term loan/notes	(215,900)	(92,600)	(471,725)
Proceeds from issuance of unsecured term loan/notes	400,000	-	449,720
Financing origination costs	(2,138)	(11,478)	(5,330)
Redemption of/distribution to noncontrolling interests	(42,315)	(26,682)	(80,852)
Dividends paid	(382,722)	(353,764)	(306,964)
Cash retained from excess tax benefits	-	-	103
Proceeds from issuance of stock	796,748	6,537	177,837
Redemption of preferred stock	(635,000)	-	-
Repurchase of common stock	(30,947)	(6,003)	-
Net cash flow used for financing activities	(399,061)	(440,125)	(514,743)

Change in cash and cash equivalents	28,993	(12,272)	3,096

Cash and cash equivalents, beginning of period	112,882	125,154	122,058
Cash and cash equivalents, end of period	$141,875	$112,882	$125,154

Interest paid during the period (net of capitalized interest of $1,538, $7,086, and $14,730 respectively)	$226,775	$220,270	$242,033

Income taxes paid during the period	$2,122	$2,606	$3,278

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

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property and a large tenant base.  At December 31, 2012, the Company's single largest neighborhood and community shopping center accounted for only 1.7% of the Company's annualized base rental revenues and only 1.2% of the Company’s total shopping center gross leasable area ("GLA"), including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.  At December 31, 2012, the Company’s five largest tenants were The Home Depot, TJX Companies, Wal-Mart, Sears Holdings and Bed Bath & Beyond, which represented 3.0%, 2.9%, 2.6%, 2.0% and 1.7%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

The principal business of the Company and its consolidated subsidiaries is the ownership, management, development and operation of retail shopping centers, including complementary services that capitalize on the Company’s established retail real estate expertise.  The Company evaluates performance on a property specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Real Estate Under Development

Real estate under development represents both the ground-up development of neighborhood and community shopping center projects which may be subsequently sold upon completion and projects which the Company may hold as long-term investments.  These properties are carried at cost.  The cost of land and buildings under development includes specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity.  If, in management’s opinion, the net sales price of assets held for resale or the current and projected undiscounted cash flows of these assets to be held as long-term investments is less than the net carrying value, the carrying value would be adjusted to an amount that reflects the estimated fair value of the property.

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

Mortgages and Other Financing Receivables

Mortgages and other financing receivables consist of loans acquired and loans originated by the Company. Borrowers of these loans are primarily experienced owners, operators or developers of commercial real estate.  The Company’s loans are primarily mortgage loans that are collateralized by real estate. Loan receivables are recorded at stated principal amounts, net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgages and other loans purchased are amortized or accreted over the life of the related loan receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs and amortizes them as an adjustment of the loan’s yield over the term of the related loan. The Company reviews on a quarterly basis credit quality indicators such as (i) payment status to identify performing versus non-performing loans, (ii) changes affecting the underlying real estate collateral and (iii) national and regional economic factors.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Cash and Cash Equivalents

Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits of $4.0 million and $5.6 million as of December 31, 2012 and 2011, respectively.

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

On a continuous basis, management assesses whether there are any indicators that the value of the Company’s marketable securities may be impaired, which includes reviewing the underlying cause of any decline in value and the estimated recovery period, as well as the severity and duration of the decline.  In the Company’s evaluation, the Company considers its ability and intent to hold these investments for a reasonable period of time sufficient for the Company to recover its cost basis. A marketable security is impaired if the fair value of the security is less than the carrying value of the security and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the security over the estimated fair value in the security.

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

Software Development Costs

Expenditures for major software purchases and software developed for internal use are capitalized and amortized on a straight-line basis generally over a 3 to 5 year period. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.  As of December 31, 2012 and 2011, the Company had unamortized software development costs of $26.8 million and $23.8 million, respectively.  The Company incurred $5.5 million, $3.1 million and $1.9 million in amortization of software development costs during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year.  Gains or losses resulting from translation are included in OCI, as a separate component of the Company’s stockholders’ equity.  Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions.  The effect of the transactions gain or loss is included in the caption Other expense, net in the Consolidated Statements of Income.

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

The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During 2012, 2011 and 2010, the Company had no hedge ineffectiveness.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Consolidated Balance Sheets. The amounts of consolidated net earnings attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Consolidated Statements of Income.

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

The Company evaluates the terms of the partnership units issued in accordance with the FASB’s Distinguishing Liabilities from Equity guidance. Units which embody an unconditional obligation requiring the Company to redeem the units for cash at a specified or determinable date (or dates) or upon an event that is certain to occur are determined to be mandatorily redeemable under this guidance and are included as Redeemable noncontrolling interest and classified within the mezzanine section between Total liabilities and Stockholders’ equity on the Company’s Consolidated Balance Sheets. Convertible units for which the Company has the option to settle redemption amounts in cash or Common Stock are included in the caption Noncontrolling interest within the equity section on the Company’s Consolidated Balance Sheets.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	For the year ended December 31,
	2012	2011	2010
Computation of Basic Earnings Per Share:
Income from continuing operations	$211,978	$158,977	$120,122
Total net gain on transfer or sale of operating properties, net	4,299	108	2,377
Net income attributable to noncontrolling interests	(14,202)	(13,039)	(18,783)
Discontinued operations attributable to noncontrolling interests	1,731	1,384	5,288
Preferred stock redemption costs	(21,703)	-	-
Preferred stock dividends	(71,697)	(59,363)	(51,346)
Income from continuing operations available to the common shareholders	110,406	88,067	57,658
Earnings attributable to unvested restricted shares	(1,221)	(608)	(375)
Income from continuing operations attributable to common shareholders	109,185	87,459	57,283
Income from discontinued operations attributable to the Company	62,267	21,621	33,864
Net income attributable to the Company’s common shareholders for basic earnings per share	$171,452	$109,080	$91,147

Weighted average common shares outstanding	405,997	406,530	405,827

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.27	$0.22	$0.14
Income from discontinued operations	0.15	0.05	0.08
Net income	$0.42	$0.27	$0.22

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$109,185	$87,459	$57,283
Income from discontinued operations attributable to the Company	62,267	21,621	33,864
Net income attributable to common shareholders for diluted earnings per share	$171,452	$109,080	$91,147

Weighted average common shares outstanding – basic	405,997	406,530	405,827
Effect of dilutive securities(a):
Equity awards	692	1,139	374
Shares for diluted earnings per common share	406,689	407,669	406,201

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.27	$0.21	$0.14
Income from discontinued operations	0.15	0.06	0.08
Net income	$0.42	$0.27	$0.22

(a)    The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations.  Additionally, there were 11,159,160, 13,304,016 and 12,085,874, stock options that were not dilutive as of December 31, 2012, 2011 and 2010, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Stock Compensation

The Company maintains two equity participation plans, the Second Amended and Restated 1998 Equity Participation Plan (the “Prior Plan”) and the 2010 Equity Participation Plan (the “2010 Plan”) (collectively, the “Plans”).  The Prior Plan provides for a maximum of 47,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options and restricted stock grants.  The 2010 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options, restricted stock, performance awards and other awards, plus the number of shares of common stock which are or become available for issuance under the Prior Plan and which are not thereafter issued under the Prior Plan, subject to certain conditions.   Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plans generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant. Restricted stock grants generally vest (i) 100% on the fourth or fifth anniversary of the grant, (ii) ratably over three or four years, (iii) over three years at 50% after two years and 50% after the third year or (iv) over ten years at 20% per year commencing after the fifth year.  Performance share awards may provide a right to receive shares of restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors.  In addition, the Plans provide for the granting of certain options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share based payments to employees, be recognized in the Statement of Income over the service period based on their fair values. Fair value is determined, depending on the type of award, using either the Black-Scholes option pricing formula or the Monte Carlo method, both of which are intended to estimate the fair value of the awards at the grant date (see Footnote 21 for additional disclosure on the assumptions and methodology).

New Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB deferred portions of this update in its issuance of Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. The amendment requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted, but full retrospective application is required. The adoption of ASU 2011-05 and ASU 2011-12 did not have a material impact on the Company’s financial statement presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In January 2013, the FASB released ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This guidance is the culmination of the board’s redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote).  The new requirements will take effect for public companies in interim and annual reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s financial statement presentation.

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

In December 2011, the FASB released ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The adoption of ASU 2011-11 will not have a material impact on the Company’s financial statement presentation.

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to the current year presentation. Specifically, the Company reclassified amounts relating to rent security deposits from Accounts payable and accrued expenses to Other liabilities. Additionally, the Company is presenting on its Consolidated Statements of Income its provision for doubtful accounts, which was previously included in Revenues from rental properties, as a separate line item included in Operating expenses as well as certain other immaterial reclassifications.

2.   Impairments:

Management assesses on a continuous basis whether there are any indicators, including property operating performance and general market conditions, that the value of the Company’s assets (including any related amortizable intangible assets or liabilities) may be impaired.  To the extent impairment has occurred, the carrying value of the asset would be adjusted to an amount to reflect the estimated fair value of the asset.

Real estate market conditions, including capitalization rates, discount rates and vacancies continued to improve throughout 2011 and 2012; however, declines in certain real estate markets continued to have a negative effect on transactional activity as it related to dispositions of select real estate assets.  This factor,  in addition to the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions caused the Company to recognize impairment charges for the years ended December 31, 2012, 2011 and 2010 as follows (in millions):

	2012	2011	2010
Impairment of property carrying values (including amounts within discontinued operations)	$56.9	$22.8	$8.7
Real estate under development	-	-	11.7
Investments in other real estate investments	2.7	3.3	13.4
Marketable securities and other investments	-	1.6	5.3
Investments in real estate joint ventures	-	5.1	-
Total gross impairment charges	59.6	32.8	39.1
Noncontrolling interests	(0.4)	0.7	(0.1)
Income tax benefit	(10.6)	(4.5)	(7.6)
Total net impairment charges	$48.6	$29.0	$31.4

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In addition to the impairment charges above, the Company recognized pretax impairment charges during 2012, 2011 and 2010 of $11.1 million, $14.1 million, and $28.3 million, respectively, relating to certain properties held by various unconsolidated joint ventures in which the Company holds noncontrolling interests. These impairment charges are included in Equity in income of joint ventures, net in the Company’s Consolidated Statements of Income.

The Company will continue to assess the value of its assets on an on-going basis.  Based on these assessments, the Company may determine that one or more of its assets may be impaired due to a decline in value and would therefore write-down its cost basis accordingly (see Footnotes 6, 8, 9, 11, and 12).

3.   Real Estate:

The Company’s components of Rental property consist of the following (in thousands):

	December 31,
	2012	2011
Land	$1,927,800	$1,847,770
Undeveloped land	96,500	97,275
Buildings and improvements:
Buildings	4,607,931	4,513,339
Building improvements	1,091,810	1,024,514
Tenant improvements	708,626	715,951
Fixtures and leasehold improvements	59,690	56,827
Other rental property (1)	357,667	335,859
	8,850,024	8,591,535
Accumulated depreciation and amortization	(1,745,462)	(1,693,090)
Total	$7,104,562	$6,898,445

(1)  At December 31, 2012 and 2011, Other rental property (net of accumulated amortization of $212.9 million and $180.7 million, respectively), consisted of intangible assets including (i) $237,166 and $213,915, respectively, of in-place leases, (ii) $21,335 and $21,444, respectively, of tenant relationships, and (iii) $99,166 and $100,500, respectively, of above-market leases.

In addition, at December 31, 2012 and 2011, the Company had intangible liabilities relating to below-market leases from property acquisitions of  $167.2 million and $165.0 million, respectively, net of accumulated amortization of  $138.3 million and $120.5 million, respectively. These amounts are included in the caption Other liabilities in the Company’s Consolidated Balance Sheets.  The Company’s amortization expense associated with the above mentioned intangible assets and liabilities for the years ended December 31, 2012, 2011 and 2010 was  $15.4 million, $15.2 million and $12.6 million, respectively. The estimated net amortization expense associated with the Company’s intangible assets and liabilities for the next five years are as follows (in millions): 2013, $9.6; 2014, $1.7; 2015, $(0.8); 2016, $(3.4) and 2017, $(3.0).

4.   Property Acquisitions, Developments and Other Investments:

Operating property acquisitions, ground-up development costs and other investments have been funded principally through the application of proceeds from the Company's public equity and unsecured debt issuances, proceeds from mortgage and construction financings and availability under the Company’s revolving lines of credit.

Acquisition of Operating Properties –

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the year ended December 31, 2012, the Company acquired 24 operating properties, 69 net leased parcels and five outparcels, in separate transactions as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA*
Woodbridge S.C.	Sugarland, TX	Jan-12	$9,000	$-	$9,000	97
Bell Camino Center	Sun City, AZ	Jan-12	4,185	4,210	8,395	63
31 parcels (2)	Various	Jan-12	30,753	-	30,753	83
1 parcel (3)	Duncan, SC	Jan-12	1,048	-	1,048	3
Olympia West Outparcel	Olympia, WA	Feb-12	1,200	-	1,200	6
Frontier Village (1)	Lake Stevens, WA	Mar-12	12,231	30,900	43,131	195
Silverdale S.C. (1)	Silverdale, WA	Mar-12	8,335	24,000	32,335	170
30 parcels (2)	Various	Mar-12	39,493	-	39,493	107
1 parcel (3)	Peru, IL	Mar-12	995	-	995	4
Towson Place (4)	Towson, MD	Apr-12	69,375	57,625	127,000	680
Prien Lake Outparcel	Lake Charles, LA	May-12	1,800	-	1,800	8
Devon Village	Devon, PA	Jun-12	28,550	-	28,550	79
4 Properties	Various, NC	Jun-12	63,750	-	63,750	368
Lake Jackson (5)	Lake Jackson, TX	Jul-12	5,500	-	5,500	35
Woodlawn S.C.	Charlotte, NC	Jul-12	7,050	-	7,050	137
Columbia Crossing - 2 Outparcels	Columbia, MD	Jul-12	11,060	-	11,060	69
Pompano Beach (6)	Pompano Beach, FL	Jul-12	12,180	-	12,180	81
6 Parcels (2)	Various	Jul-12	8,111	-	8,111	19
Wilton S.C.	Wilton, CT	Aug-12	18,800	20,900	39,700	96
Hawthorne Hills S. C.	Vernon Hills, IL	Aug-12	15,974	21,563	37,537	193
Greeley Shopping Center (7)	Greeley, CO	Oct-12	23,250	-	23,250	139
Savi Ranch Center Phase II	Yorba Linda, CA	Oct-12	34,500	-	34,500	161
Wild Lake Plaza Outparcel	Columbia, MD	Nov-12	300	-	300	75
City Heights Retail Village	San Francisco, CA	Nov-12	15,600	20,000	35,600	109
Snowden Square (8)	Columbia, MD	Dec-12	6,182	-	6,182	50
“Key Food” Portfolio (5 properties)	Various, NY	Dec-12	26,058	-	26,058	59
		Total	$455,280	$179,198	$634,478	3,086

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
(4)  This property was acquired from a joint venture in which the Company had a 30% noncontrolling interest.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a gain of $12.1 million from the fair value adjustment associated with its original ownership due to a change in control.  In addition, the Company recognized promote income of $1.1 million in connection with this transaction.  The promote income is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income.   Additionally, the debt assumed in connection with this transaction of $57.6 million was repaid in May 2012.
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
(7)  This property was acquired from a joint venture in which the Company has an 11% noncontrolling interest.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a gain of $0.4 million from the fair value adjustment associated with its original ownership due to a change in control.
(8)  This property was acquired from a joint venture in which the Company has a 50% noncontrolling interest.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a gain of $1.0 million from the fair value adjustment associated with its original ownership due to a change in control.

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

* Gross leasable area ("GLA")
(1)  This property was acquired from a joint venture in which the Company has a 13.4% noncontrolling interest.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recorded a gain of  $0.6 million from the fair value adjustment associated with its original 13.4% ownership due to a change in control.
(2)  The Company purchased the leasehold improvements at this property for which it previously owned the land.
(3)  The Company acquired the land at this site for which it previously held a ground lease.
(4)  The Company purchased this out parcel next to an existing property that the Company previously owned.

      The aggregate purchase price of the above 2012 and 2011 property acquisitions have been allocated as follows (in thousands):

	2012	2011
Land	$196,219	$104,824
Buildings	319,955	174,129
Below Market Rents	(40,375)	(16,958)
Above Market Rents	14,977	12,345
In-Place Leases	31,248	20,031
Building Improvements	99,092	72,979
Tenant Improvements	19,327	14,110
Mortgage Fair Value Adjustment	(5,965)	(6,896)
	$634,478	$374,564

Additionally, during the years ended December 31, 2012 and 2011, the Company acquired the remaining interest in six and two previously consolidated joint ventures for $12.0 million and $0.2 million, respectively.  Also during 2011, the Company acquired additional interests in two separate consolidated joint ventures for an aggregate cost of $9.7 million.  The Company continues to consolidate these entities as there was no change in control from these transactions. The purchase of the remaining and additional partnership interests resulted in an aggregate decrease in noncontrolling interest of $10.4 million and $13.0 million for the years ended December 31, 2012 and 2011, respectively, and an aggregate decrease of $0.3 million and an aggregate increase of $3.6 million to the Company’s Paid-in capital, during 2012 and 2011, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Ground-Up Development -

The Company is engaged in ground-up development projects, which will be held as long-term investments by the Company.  As of December 31, 2012, the Company had in progress a total of three ground-up development projects, consisting of two located in the U.S. and one located in Peru.

During 2011, the Company acquired a land parcel located in Lima, Peru through a newly formed joint venture in which the Company has a 95% controlling ownership interest for a purchase price of 6.8 million Peruvian Sols (USD $2.5 million).  This parcel will be developed into a grocery anchored shopping center.

Kimsouth -

Kimsouth Realty Inc. (“Kimsouth”) is a wholly-owned subsidiary of the Company that holds a 13.4% noncontrolling interest in a joint venture which owns a portion of Albertson’s Inc.  During 2012, the joint venture distributed $50.3 million of which the Company received $6.9 million, which was recognized as income from cash received in excess of the Company’s investment, before income tax.  During 2011, the joint venture distributed  $100.0 million of which the Company received  $13.9 million, which was recognized as income from cash received in excess of the Company’s investment, before income tax.  The income for both 2012 and 2011 was included in Equity in income from other real estate investments, net on the Company’s Consolidated Statements of Income.

       FNC Realty Corporation –

During 2011, the Company acquired an additional 12.48% interest in FNC Realty Corporation (“FNC”) for  $12.4 million, which increased the Company’s total controlling ownership interest to  69.08%.  During 2012, the Company acquired an additional 13.62% interest in FNC for $15.3 million, which increased the Company’s total ownership interest to 82.70%.  The Company had previously and continues to consolidate FNC. Since there was no change in control from these transactions, the purchase of the additional interest resulted in an increase to the Company’s Paid-in capital of $0.1 million and $1.0 million during 2012 and 2011, respectively.

5.   Dispositions of Real Estate:

Operating Real Estate –

During 2012, the Company disposed of 62 operating properties and two outparcels, in separate transactions, for an aggregate sales price of $418.9 million. These transactions, which are included in discontinued operations, resulted in an aggregate pre-tax gain of $85.9 million and aggregate impairment charges of $22.5 million, before income taxes. The Company provided seller financing in connection with the sale of one of the operating properties for $4.2 million, which bears interest at a rate of 6.0% and matures in November 2013.  The Company evaluated this transaction pursuant to the FASB’s real estate sales guidance and concluded that the criteria for sale recognition were met.

Additionally, during 2012, the Company disposed of four land parcels and two outparcels for an aggregate sales price of $7.1 million and recognized an aggregate gain of $2.0 million and aggregate impairment charges of $0.3 million related to these transactions. The gains from these transactions are recorded as other income, which is included in Other expense, net, and the impairment charges have been recorded as Impairment charges in the Company’s Consolidated Statements of Income.  The Company provided seller financing in connection with the sale of one of the land parcels for $1.8 million, which bears interest at a rate of 6.5% for the first six months and 7.5% for the remaining term and is scheduled to mature in March 2013.  The Company evaluated this transaction pursuant to the FASB’s real estate sales guidance and concluded that the criteria for sale recognition were met.

Also, during 2012, the Company sold a land parcel in San Juan del Rio, Mexico for a sales price of 24.3 million Mexican Pesos (“MXN”) (USD $1.9 million).  The Company recognized a gain of MXN 5.7 million (USD $0.4 million) on this transaction.   The gain from this transaction is recorded as other income, which is included in Other expense, net, in the Company’s Consolidated Statements of Income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2012, the Company sold a previously consolidated operating property to a newly formed unconsolidated joint venture in which the Company has a 20% noncontrolling interest for a sales price of $55.5 million.  This transaction resulted in a pre-tax gain of $10.0 million, of which the Company deferred $2.0 million due to its continued involvement.  This gain has been recorded as Gain on sale of operating properties, net of tax in the Company’s Consolidated Statements of Income.

During 2011, the Company disposed of 27 operating properties, one development property and one outparcel, in separate transactions, for an aggregate sales price of $124.9 million. These transactions, which are included in discontinued operations, resulted in an aggregate gain of $17.3 million and aggregate impairment charges of $16.9 million, before an income tax benefit and noncontrolling interest. The Company provided seller financing aggregating $11.9 million on three of these transactions which bear interest at rates ranging from 5.50% to 8.00% per annum and have maturities ranging from one to seven years.  The Company evaluated these transactions pursuant to the FASB’s real estate sales guidance to determine sale and gain recognition.

Additionally, during 2011 the Company disposed of a portion of an operating property and a land parcel, in separate transactions, for an aggregate sales price of $5.4 million. These transactions resulted in aggregate impairment charges of  $1.6 million which is included in Impairment charges, on the Company’s Consolidated Statements of Income.

Also, during 2011, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of $6.1 million.  As a result of this capital transaction, the Company received $1.4 million of profit participation, before noncontrolling interest of  $0.1 million.  This profit participation has been recorded as Income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Income.

During 2011, the Company transferred an operating property for a sales price of $23.9 million to a newly formed unconsolidated joint venture in which the Company has a noncontrolling interest.  This transaction resulted in a gain of $0.4 million, of which the Company deferred $0.1 million due to its continued involvement.

During 2010, the Company (i) sold seven operating properties, which were previously consolidated, to two new joint ventures in which the Company holds noncontrolling equity interests for an aggregate sales price of  $438.1 million including the assignment of $159.9 million of non-recourse mortgage debt encumbering three of the properties and (ii) disposed of, in separate transactions, seven operating properties for an aggregate sales price of  $100.5 million including the assignment of $81.0 million of non-recourse mortgage debt encumbering one of the properties.  These transactions resulted in aggregate gains of  $4.4 million and aggregate losses/impairments of  $5.0 million.

Additionally, during 2010, the Company disposed of (i) three properties, in separate transactions, for an aggregate sales price of $23.8 million and (ii) five properties from a consolidated joint venture in which the Company had a preferred equity investment for a sales price of $40.8 million.  These transactions resulted in an aggregate profit participation of $20.8 million, before income tax of $1.0 million and noncontrolling interest of $4.9 million.  This profit participation has been recorded as Income from other real estate investments and is reflected in Income from discontinued operating properties, net of tax in the Company’s Consolidated Statements of Income.

During 2010, the Company also disposed of, in separate transactions, nine land parcels for an aggregate sales price of $25.6 million which resulted in an aggregate gain of $3.4 million. This gain is included in Other expense, net in the Company’s Consolidated Statements of Income.

Ground-up Development –

During 2011, the Company transferred a merchant building property for a sales price of $37.6 million to a newly formed unconsolidated joint venture in which the Company has a noncontrolling interest. This transaction resulted in an aggregate gain of $14.2 million, before income tax expense, of which the Company deferred $2.1 million due to its continued involvement.

During 2010, the Company disposed of a land parcel for a sales price of $0.8 million resulting in a gain of $0.4 million.  Additionally, the Company recognized $1.7 million in income on previously sold development properties during the year ended December 31, 2010.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6.   Adjustment of Property Carrying Values and Real Estate Under Development:

Impairments –

During 2012, the Company recognized an aggregate impairment charge of $34.1 million, before income tax benefit of $10.7 million, relating to its investment in four operating properties, which are included in Impairment charges in the Company’s Consolidated Statements of Income.  The aggregate book value of these properties was $86.6 million. The estimated aggregate fair value of these properties is based upon purchase price offers and comparable sales information aggregating $52.5 million (see footnote 16 for additional disclosure on fair value).  These impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.

During 2011, the Company recognized an aggregate impairment charge of $3.9 million, before income tax benefit of  $1.1 million, relating to its investment in two operating properties and one land parcel.  The aggregate book value of these properties was $9.2 million. The estimated aggregate fair value of these properties was based upon purchase prices and purchase price offers aggregating $5.3 million.  These impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.

During 2010, the Company recognized an aggregate impairment charge of $8.7 million, of which $5.2 million is classified as discontinued operations on the Company’s Consolidated Statement of Income, relating to its investment in seven properties.  Four of these properties were sold during 2010 and one of these properties was classified as held-for-sale as of December 31, 2010.  The estimated individual fair value of these properties was based upon purchase prices and current purchase price offers.  These impairments were primarily due to declines in real estate fundamentals along with adverse changes in local market conditions and the uncertainty of their recovery.

Additionally, during 2010, the Company had determined that one of its unconsolidated joint ventures’ ground-up development projects, located in Miramar, FL, estimated recoverable value will not exceed its estimated cost.  As a result, the Company recorded a pre-tax other-than-temporary impairment on its investment of $11.7 million, representing the excess of the investment’s carrying value over its estimated fair value.  The Company’s estimated fair value was based upon projected operating cash flows (discounted and unleveraged) of the property over its specified holding period. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  Capitalization rates and discount rates utilized in this model were based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

7.   Discontinued Operations and Assets Held-for-Sale:

The Company reports as discontinued operations assets held-for-sale as of the end of the current period and assets sold during the period.  All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under the caption Discontinued operations.  This has resulted in certain reclassifications of 2012, 2011 and 2010 financial statement amounts.

The components of Income from discontinued operations for each of the three years in the period ended December 31, 2012, are shown below. These include the results of Income through the date of each respective sale for properties sold during 2012, 2011 and 2010, and the operations for the applicable periods for those assets classified as held-for-sale as of December 31, 2012 (in thousands):

	2012	2011	2010
Discontinued operations:
Revenues from rental property	$27,155	$65,783	$96,794
Rental property expenses	(10,069)	(24,144)	(33,015)
Depreciation and amortization	(13,249)	(19,427)	(30,431)
Interest expense	(997)	(1,848)	(9,429)
Income from other real estate investments	13	2,000	20,781
Other expense, net	(212)	(114)	(760)
Income from discontinued operating properties, before income taxes	2,641	22,250	43,940
Loss on operating properties sold, before income taxes	-	-	(35)
Impairment of property carrying value, before income taxes	(22,458)	(19,698)	(6,460)
Gain on disposition of operating properties, before income taxes	85,894	17,327	1,981
(Provision)/ benefit for income taxes	(2,079)	3,126	(274)
Income from discontinued operating properties	63,998	23,005	39,152
Net income attributable to noncontrolling interests	(1,731)	(1,384)	(5,288)
Income from discontinued operations attributable to the Company	$62,267	$21,621	$33,864

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2012, the Company classified as held-for-sale 18 operating properties, comprising 2.1 million square feet of GLA.  The book value of these properties was $73.2 million, net of accumulated depreciation of $57.2 million.  The Company recognized impairment charges of $4.2 million on three of these properties. The book value of the other properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized.  The Company’s determination of the fair value of these properties, aggregating $102.0 million, was based upon executed contracts of sale with third parties (see Footnote 16).   In addition, the Company completed the sale of 19 operating properties during the year ended December 31, 2012, of which two were classified as held-for-sale during 2011 (these dispositions are included in Footnote 2 above).  At December 31, 2012, the Company had one operating property classified as held-for-sale at a carrying amount of $3.4 million, net of accumulated depreciation of $6.8 million, which is included in Other assets on the Company’s Consolidated Balance Sheets.

During 2011, the Company classified as held-for-sale seven operating properties and one land parcel, comprising 0.2 million square feet of GLA.  The book value of each of these properties aggregated $10.0 million, net of accumulated depreciation of $7.3 million. The Company recognized impairment charges of $1.1 million on the land parcel. The individual book values of the seven operating properties did not exceed each of their estimated fair values less costs to sell; as such no impairments were recognized. The Company’s determination of the fair value of these properties and land parcel, aggregating  $19.7 million, was based upon executed contracts of sale with third parties.  The Company completed the sale of five of these operating properties during the year ended December 31, 2011.  At December 31, 2011 the Company had two properties classified as held-for-sale at an aggregate carrying amount of $3.8 million, net of accumulated depreciation of $0.5 million, which are included in Other assets on the Company’s Consolidated Balance Sheets.

During 2010, the Company classified as held-for-sale 12 operating properties comprising 0.5 million square feet of GLA.  The book value of each of these properties aggregated $40.5 million, net of accumulated depreciation of $11.9 million. The Company recognized impairment charges of $5.2 million, before income tax benefit, on seven of these properties. The individual book value of the five remaining properties did not exceed each of their estimated fair values less costs to sell. The Company’s determination of the fair value of the 12 properties, aggregating $66.1 million, was based upon executed contracts of sale with third parties.  The Company completed the sale of eleven of these properties during 2010.  During 2011, the Company reclassified one property previously classified as held-for-sale into held-for-use. At December 31, 2010 the Company had one property classified as held-for-sale at a carrying value of $4.4 million, which was included in Other assets on the Company’s Consolidated Balance Sheets.

8.   Investment and Advances in Real Estate Joint Ventures:

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases.  The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at December 31, 2012 and 2011 (in millions, except number of properties):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

		As of December 31, 2012				As of December 31, 2011
Venture	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.00%	61	10.7	$2,744.9	$170.1	63	10.9	$2,781.4	$151.9
Kimco Income Opportunity Portfolio (“KIR”) (2)	45.00%	58	12.4	1,543.2	140.3	59	12.6	1,556.6	151.4
UBS Programs (2)*	17.90%	40	5.7	1,260.1	58.4	42	5.9	1,330.5	61.3
BIG Shopping Centers (2)*	37.70%	22	3.6	547.7	31.3	23	3.7	557.4	41.2
The Canada Pension Plan Investment Board (“CPP”) (2)	55.00%	6	2.4	436.1	149.5	6	2.4	430.0	140.6
Kimco Income Fund (2)	15.20%	12	1.5	287.0	12.3	12	1.5	281.1	12.1
SEB Immobilien (2)	15.00%	13	1.8	361.2	1.5	13	1.8	360.5	2.1
Other Institutional Programs (2)	Various	58	2.6	499.2	21.3	67	4.7	804.4	33.7
RioCan	50.00%	45	9.3	1,379.3	111.0	45	9.3	1,367.0	62.2
Intown (3)	-	138	N/A	841.0	86.9	138	N/A	829.9	90.8
Latin America	Various	131	18.0	1,198.1	334.2	130	17.9	1,145.8	318.0
Other Joint Venture Programs (4) (5) (7) (8)	Various	87	13.2	1,846.7	311.4	92	13.7	2,016.5	338.9
Total		671	81.2	$12,944.5	$1,428.2	690	84.4	$13,461.1	$1,404.2

*	Ownership % is a blended rate

The table below presents the Company’s share of net income/(loss) for these investments which is included in the Company’s Consolidated Statements of Income under Equity in income of joint ventures, net and Gains on change in control of interests for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Year ended December 31,
	2012	2011	2010
KimPru and KimPru II (14) (15) (16)	$7.4	$(1.6)	$(18.4)
KIR (17) (18)	23.4	17.3	19.8
UBS Programs (19)	0.5	(0.8)	1.2
BIG Shopping Centers (20)	(3.7)	(2.9)	(1.2)
CPP	5.3	5.2	3.2
Kimco Income Fund	1.7	1.0	1.0
SEB Immobilien	0.7	-	0.8
Other Institutional Programs (6) (10) (13) (21)	19.6	5.5	-
RioCan (9)	30.4	19.7	18.6
Intown	4.0	(1.9)	(6.0)
Latin America	15.8	12.5	10.4
Other Joint Venture Programs (11) (12) (22) (23) (24)	23.4	10.0	5.2
Total	$128.5	$64.0	$34.6

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
(4) During the year ended December 31, 2012, the Company amended one of its Canadian preferred equity investment agreements to restructure the investment as a pari passu joint venture in which the Company holds a noncontrolling interest.  As a result of this transaction, the Company continues to account for its investment in this joint venture under the equity method of accounting and includes this investment in Investments and advances to real estate joint ventures within the Company’s Consolidated Balance Sheets.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(5) During the year ended December 31, 2012, a joint venture in which the Company holds a noncontrolling interest sold an operating property for a sales price of $62.0 million, which resulted in no gain or loss recognized.
(6) During the year ended December 31, 2012, a joint venture in which the Company held a noncontrolling interest sold an operating property to the Company for a sales price of $127.0 million.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a gain of $12.1 million from the fair value adjustment associated with its original ownership due to a change in control.  In addition, the Company recognized promote income of $1.1 million in connection with this transaction.
(7) During the year ended December 31, 2012, the Company sold an operating property to a newly formed unconsolidated joint venture in which the Company has a noncontrolling interest for a sales price of $55.5 million.
(8) During the year ended December 31, 2012, a joint venture in which the Company holds a noncontrolling interest acquired an operating property in Alberta, Canada for a purchase price of $42.4 million.  The Company’s capital contribution was $14.5 million.
(9) During the year ended December 31, 2012, the Company recognized income of $7.5 million, before taxes of $1.5 million, from the sale of certain air rights at one of the properties in this portfolio.
(10)  During the year ended December 31, 2012, the Company acquired four properties from joint ventures in which the Company has a noncontrolling interest.  The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as such recognized an aggregate gain of $14.5 million from the fair value adjustment associated with its original ownership due to a change in control.
(11)  During the year ended December 31, 2012, the Company acquired a property from a joint venture in which the Company had a noncontrolling interest.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized an aggregate gain of $1.0 million from the fair value adjustment associated with its original ownership due to a change in control.
(12)  During the year ended December 31, 2012, two joint ventures in which the Company holds noncontrolling interests sold two properties for an aggregate sales price of $118.0 million.  The Company received distributions of $18.5 million and recognized an aggregate gain of $8.3 million.
(13)  During the year ended December 31, 2012, a joint venture in which the Company holds a noncontrolling interest sold two encumbered operating properties to the Company for an aggregate sales price of $75.5 million.  The Company recognized promote income of $2.6 million.
(14)  KimPru recognized impairment charges of $6.5 million related to the sale of two properties; $53.6 million related to the potential foreclosure of two properties and $161.7 million related to the sale of 26 properties, during the years ended December 31, 2012, 2011 and 2010, respectively.  The Company had previously taken other-than-temporary impairment charges on its investment in KimPru and had allocated these impairment charges to the underlying assets of the KimPru joint ventures including a portion to these operating properties.  As such, the Company’s share of these impairment charges for the years ended December 31, 2012, 2011 and 2010 were $0.8 million, $6.0 million and $14.8 million, respectively.
(15)  During 2011, a third party mortgage lender foreclosed on an operating property for which KimPru had previously taken an impairment charge during 2010.  As a result of the foreclosure during 2011, KimPru recognized an aggregate gain on early extinguishment of debt of $29.6 million.  The Company’s share of this gain was $4.4 million, before income taxes.
(16)  KimPru II recognized impairment charges of $7.3 million and $25.6 million, during the years ended December 31, 2011 and 2010, respectively.  The impairment charges recognized in 2011 related to the foreclosure of one operating property and the impairment charges recognized in 2010 related to the sale of four operating properties.  The Company had previously taken other-than-temporary impairment charges on its investment in KimPru II and had allocated these impairment charges to the underlying assets of the KimPru II joint ventures including a portion to these operating properties.  As such, the Company’s share of these impairment charges for the years ended December 31, 2011 and 2010 were $1.0 million and $3.4 million, respectively.
(17)  KIR recognized impairment charges of $4.6 million related to the sale of one operating property and $6.7 million related to the sale of one operating property and one out-parcel during the years ended December 31, 2011 and 2010, respectively.  The Company’s share of these impairment charges for the years ended December 31, 2011 and 2010 were $2.1 million and $3.0 million, respectively.
(18)  During 2010, KIR recognized a gain on early extinguishment of debt of $5.8 million related to a property that was foreclosed on by a third party lender.  The Company’s share of this gain was $2.6 million.
(19)  The UBS Program recognized impairment charges of $13.0 million related to the sale of two properties and $9.7 million related to the sale of one property, during the years ended December 31, 2012 and 2011, respectively.  The Company’s share of these impairment charges for the years ended December 31, 2012 and 2011 were $2.2 million and $1.9 million, respectively.  Additionally, during the year ended December 31, 2011, the UBS Program recognized an impairment charge of $5.0 million relating to a property that was anticipated to be foreclosed on by the third party lender in 2012.  The Company’s share of this impairment charge was $0.8 million.  A deed in lieu of foreclosure was given to the third party lender in 2012.
(20)  During the year ended December 31, 2012, BIG recognized an impairment charge of $9.0 million on a property that is expected to be foreclosed upon in 2013.  The Company’s share of this impairment charge was $0.9 million.
(21)  During the year ended December 31, 2012, two joint ventures in which the Company has a noncontrolling interest recognized aggregate impairment charges of $6.5 million related to the sale of four operating properties.  The Company’s share of these impairment charges was $0.8 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(22)  During the year ended December 31, 2012, three joint ventures in which the Company has noncontrolling interests recognized aggregate impairment charges of $12.8 million related to the sale of one operating property, the pending sale of one property and the potential foreclosure of another property.  The Company’s share of these impairment charges was $6.4 million.
(23)  During the year ended December 31, 2011, the Company sold its interest in a Canadian hotel portfolio to its partner, for Canadian Dollars (“CAD”) $2.5 million (USD $2.4 million). As a result, the Company recorded an impairment charge of USD $5.2 million, before income taxes.
(24)  For the year ended December 31, 2010, the Company recognized impairment charges of $7.0 million, against the carrying value of its investments in various unconsolidated joint ventures. These impairment charges resulted from properties, within various unconsolidated joint ventures, being classified as held-for-sale.

The table below presents debt balances within the Company’s joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2012 and 2011 (dollars in millions):

	As of December 31, 2012			As of December 31, 2011
Venture	Mortgages and Notes Payable	Average Interest Rate	Average Remaining Term (months)**	Mortgages and Notes Payable	Average Interest Rate	Average Remaining Term (months)**
KimPru and KimPru II	$1,010.2	5.54%	44.5	$1,185.2	5.59%	52.6
KIR	914.6	5.22%	78.6	911.5	5.89%	75.6
UBS Programs	691.9	5.40%	39.1	718.9	5.66%	47.4
BIG Shopping Centers	443.8	5.52%	45.5	444.5	5.52%	57.4
CPP	141.5	5.19%	31.0	166.3	4.45%	27.0
Kimco Income Fund	161.4	5.45%	20.7	164.7	5.45%	32.7
SEB Immobilien	243.8	5.11%	55.3	243.7	5.34%	61.9
RioCan	923.2	5.16%	41.2	925.0	5.66%	43.3
Intown	614.4	4.46%	46.1	621.8	5.09%	39.6
Other Institutional Programs	310.5	5.24%	39.0	514.4	4.90%	45.4
Other Joint Venture Programs	1,612.2	5.70%	57.8	1,804.7	5.60%	56.9
Total	$7,067.5			$7,700.7

** Average remaining term includes extensions

Other Real Estate Joint Ventures -

During 2011, the Company exited its investment in a redevelopment joint venture property in Harlem, NY.  As a result, the Company recognized an other-than-temporary impairment charge of approximately $3.1 million representing the Company’s entire investment balance.

Additionally, during 2011, the Company recorded an other-than-temporary impairment of $2.0 million, before income tax benefit, against the carrying value of an investment in which the Company holds a 13.4% noncontrolling ownership interest.  The Company determined the fair value of its investment based on the estimated sales price of the property in the joint venture.

KIR -

The Company holds a 45% noncontrolling limited partnership interest in KIR and has a master management agreement whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties.

The Company’s equity in income from KIR for the year ended December 31, 2012, exceeded 10% of the Company’s income from continuing operations before income taxes; as such the Company is providing summarized financial information for KIR as follows (in millions):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2012	2011
Assets:
Real estate, net	$1,134.2	$1,177.6
Other assets	87.7	76.4
	$1,221.9	$1,254.0
Liabilities and Members’ Capital:
Mortgages payable	$914.6	$911.5
Other liabilities	26.8	27.4
Noncontrolling interests	-	10.7
Members’ capital	280.5	304.4
	$1,221.9	$1,254.0

	Year Ended December 31,
	2012	2011	2010
Revenues from rental property	$197.3	$195.1	$193.9
Operating expenses	(53.0)	(54.3)	(54.0)
Interest expense	(54.0)	(60.2)	(66.6)
Depreciation and amortization	(40.7)	(38.2)	(38.6)
Impairment charges	(0.1)	(0.5)	(0.5)
Other expense, net	(1.3)	(2.5)	(2.6)
	(149.1)	(155.7)	(162.3)
Income from continuing operations	48.2	39.4	31.6
Discontinued Operations:
Income/(loss) from discontinued operations	0.1	(0.7)	8.3
Impairment on dispositions of properties	(0.1)	(4.6)	(6.3)
Gain on dispositions of properties	-	-	5.6
Net income	$48.2	$34.1	$39.2

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

The Company’s equity in income from the Riocan Ventures for the year ended December 31, 2012, exceeded 10% of the Company’s income from continuing operations, as such the Company is providing summarized financial information for the RioCan Ventures  as follows (in millions):

	December 31,
	2012	2011
Assets:
Real estate, net	$1,189.9	$1,143.6
Other assets	43.7	26.6
	$1,233.6	$1,170.2
Liabilities and Members' Capital:
Mortgages payable	$923.2	$925.0
Other liabilities	18.1	19.7
Members' capital	292.3	225.5
	$1,233.6	$1,170.2

	December 31,
	2012	2011	2010
Revenues from rental properties	$213.3	$209.2	$197.1

Operating expenses	(78.1)	(73.0)	(70.9)
Interest expense	(51.9)	(57.5)	(52.6)
Depreciation and amortization	(37.3)	(36.8)	(34.4)
Other income/(expense), net	14.7	(0.2)	(0.3)
	(152.6)	(167.5)	(158.2)
Net income	$60.7	$41.7	$38.9

Summarized financial information for the Company’s investment and advances in real estate joint ventures (excluding KIR and the RioCan Ventures, which is presented above) is as follows (in millions):

	December 31,
	2012	2011
Assets:
Real estate, net	$8,523.3	$9,158.5
Other assets	507.7	609.3
	$9,031.0	$9,767.8
Liabilities and Partners’/Members’ Capital:
Notes payable	$148.0	$150.5
Mortgages payable	5,056.5	5,604.3
Construction loans	25.1	109.4
Other liabilities	188.5	216.2
Noncontrolling interests	19.1	25.4
Partners’/Members’ capital	3,593.8	3,662.0
	$9,031.0	$9,767.8

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2012	2011	2010
Revenues from rental property	$1,074.5	$1,115.4	$1,028.6
Operating expenses	(350.2)	(390.5)	(368.1)
Interest expense	(311.3)	(332.7)	(316.6)
Depreciation and amortization	(283.3)	(325.1)	(313.3)
Impairment charges	(15.5)	(20.9)	(3.1)
Other (expense)/income, net	(11.2)	22.9	(18.4)
	(971.5)	(1,046.3)	(1,019.5)
Income from continuing operations	103.0	69.1	9.1
Discontinued Operations:
Income/(loss) from discontinued operations	0.3	16.6	(12.4)
Impairment on dispositions of properties	(31.4)	(68.4)	(194.3)
Gain on dispositions of properties	94.5	(0.1)	3.1
Net income/(loss)	$166.4	$17.2	$(194.5)

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling  $21.3 million and $24.2 million at December 31, 2012 and 2011, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.  Generally, such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE.  As of December 31, 2012 and 2011, the Company’s carrying value in these investments is $1.4 billion.

9.   Other Real Estate Investments:

Preferred Equity Capital –

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. As of December 31, 2012, the Company’s net investment under the Preferred Equity program was  $287.8 million relating to 504 properties, including 397 net leased properties.  For the year ended December 31, 2012, the Company earned $43.1 million from its preferred equity investments, including $17.6 million in profit participation earned from 21 capital transactions.  For the year ended December 31, 2011, the Company earned  $35.7 million from its preferred equity investments, including $13.7 million in profit participation earned from 13 capital transactions.  For the year ended December 31, 2010, the Company earned  $37.6 million from its preferred equity investments, including $9.7 million in profit participation earned from nine capital transactions.

During 2012, the Company amended one of its preferred equity agreements to restructure its investment, into a pari passu joint venture investment in which the Company holds a noncontrolling interest.  The Company will continue to account for this investment under the equity method of accounting and from the date of the amendment will include this investment in Investments and advances in real estate joint ventures within the Company’s Consolidated Balance Sheets.

Included in the capital transactions described above for the year ended December 31, 2012, is the sale of three preferred equity investments in which the Company had a $0 investment and recognized promote income of $10.0 million.  In connection with this transaction, the Company provided seller financing for $7.5 million, which bears interest at a rate of 7.0% and matures in December 2013.  The Company evaluated this transaction pursuant to the FASB’s real estate sales guidance and concluded that the criteria for sale recognition was met.

During 2011, the Company, in separate transactions, amended three preferred equity agreements to restructure its investments, which hold investments in seven retail properties, into three pari passu joint venture investments in which the Company holds noncontrolling interests.  The Company will continue to account for these investments under the equity method of accounting and from the dates of the amendments will include these investments in Investments and advances in real estate joint ventures within the Company’s Consolidated Balance Sheets (see Footnote 8).

Additionally, during the year ended December 31, 2011, two properties within two of the Company’s preferred equity investments were in default of the their respective mortgages and received foreclosure notices from the respective mortgage lenders.  As such, the Company recognized full impairment charges on both of the investments aggregating  $2.2 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2010, the Company sold 50% of a preferred equity investment in a Canadian retail operating property for CAD $31.9 million (USD $31.0 million).  In connection with this sale the Company (i) recognized profit participation of CAD $1.7 million (USD $1.6 million) and (ii) amended its preferred equity agreement to restructure the Company’s remaining investment as a pari passu joint venture investment.  Additionally, during 2010, the Company amended its preferred equity agreement to restructure another Canadian investment that holds investments in 12 retail properties as a pari passu joint venture investment.  The Company will continue to account for both of these investments under the equity method of accounting and includes these investments in Investments and advances in real estate joint ventures within the Company’s Consolidated Balance Sheets (see Footnote 8).

Also during 2010, the Company recognized an impairment charge of $3.8 million against the carrying value of its preferred equity investment in an operating property located in Tucson, AZ based on its estimated sales price. During 2010, the Company acquired the remaining ownership interest in this operating property for a purchase price of  $90.0 million, including the assumption of $81.0 million in non-recourse mortgage debt, which bears interest at a rate of 6.08% and is scheduled to mature in 2016.  During August 2010, this property was fully disposed of.

Additionally, during the year ended December 31, 2010, the Company recognized an impairment charge of $5.0 million against the carrying value of two of its preferred equity investments, based on estimated sales prices. During 2010, the Company sold one of these preferred equity investments for a sales price of $0.3 million.

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

During 2007, the Company invested $81.7 million of preferred equity capital in an entity which was comprised of 403 net leased properties (“Net Leased Portfolio”) which consist of 30 master leased pools with each pool leased to individual corporate operators.  Each master leased pool is accounted for as a direct financing lease.  These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores.   As of December 31, 2012, the remaining 397 properties were encumbered by third party loans aggregating $358.9 million with interest rates ranging from 5.08% to 10.47% with a weighted-average interest rate of 9.3% and maturities ranging from one to 10 years.  The Company recognized $14.0 million, $12.7 million and $12.1 million in equity in income from this investment during the years ended December 31, 2012, 2011 and 2010, respectively.

The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.  As of December 31, 2012 and 2011, the Company’s invested capital in its preferred equity investments approximated $287.8 million and $316.0 million, respectively.

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2012	2011
Assets:
Real estate, net	$824.7	$1,058.1
Other assets	719.1	760.5
	$1,543.8	$1,818.6
Liabilities and Partners’/Members’ Capital:
Notes and mortgages payable	$1,116.9	$1,338.7
Other liabilities	51.8	39.9
Partners’/Members’ capital	375.1	440.0
	$1,543.8	$1,818.6

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2012	2011	2010
Revenues from rental property	$195.0	$233.1	$278.4
Operating expenses	(44.7)	(57.0)	(73.2)
Interest expense	(72.0)	(89.5)	(104.0)
Depreciation and amortization	(33.7)	(43.6)	(52.3)
Impairment charges (a)	(2.7)	-	-
Other expense, net	(8.3)	(6.3)	(6.3)
Income from continuing operations	33.6	36.7	42.6
Discontinued Operations:
Gain on disposition of properties	17.5	6.2	13.7
Net income	$51.1	$42.9	$56.3

(a)  Represents an impairment charge against one master leased pool due to decline in fair market value.

Other –

During 2010, the Company recognized an other-than-temporary impairment charge of $2.1 million against the carrying value of an investment that owns two operating properties located in Manchester, NH and Nashua, NH.  The Company determined the fair value of its investment based on an estimated sales price of the operating properties.   During 2011, these two properties were sold and as a result of an adjustment to the purchase price, the Company recognized an additional $0.5 million in impairment charges.

Investment in Retail Store Leases -

The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers.  These premises have been sublet to retailers who lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 2012, 2011 and 2010, was $0.9 million, $0.8 million and $1.6 million, respectively. These amounts represent sublease revenues during the years ended December 31, 2012, 2011 and 2010, of $3.9 million, $5.1 million and $5.9 million, respectively, less related expenses of $3.0 million, $4.3 million and $4.3 million, respectively. The Company's future minimum revenues under the terms of all non-cancelable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2013, $3.7 and $2.3; 2014, $2.9 and $1.7; 2015, $2.0 and $1.3; 2016, $1.6 and $1.0; 2017, $1.0 and $0.5, and thereafter, $0.4 and $0.04, respectively.

Leveraged Lease -

During June 2002, the Company acquired a 90% equity participation interest in an existing leveraged lease of 30 properties. The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights.  The Company’s cash equity investment was $4.0 million.  This equity investment is reported as a net investment in leveraged lease in accordance with the FASB’s lease guidance.

As of December 31, 2012, 19 of these properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by $32.3 million and the remaining 11 properties were encumbered by third-party non-recourse debt of $21.1 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease.

As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease.  Accordingly, this obligation has been offset against the related net rental receivable under the lease.

At December 31, 2012 and 2011, the Company’s net investment in the leveraged lease consisted of the following (in millions):

	2012	2011
Remaining net rentals	$24.0	$30.8
Estimated unguaranteed residual value	30.3	30.3
Non-recourse mortgage debt	(19.0)	(25.1)
Unearned and deferred income	(27.6)	(29.9)
Net investment in leveraged lease	$7.7	$6.1

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

10.  Variable Interest Entities:

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at December 31, 2012, are two consolidated entities that are VIEs, for which the Company is the primary beneficiary.   These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At December 31, 2012, total assets of these VIEs were $10.8 million and total liabilities were $0.1 million.  The classification of these assets is primarily within real estate and the classifications of liabilities are primarily within accounts payable and accrued expenses.

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

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at December 31, 2012, are two entities that are VIEs, for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At December 31, 2012, total assets of these ground-up development VIEs were $87.8 million and total liabilities were $0.1 million. The classification of these assets is primarily within real estate under development and the classifications of liabilities are primarily within accounts payable and accrued expenses.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating $33.3 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at December 31, 2012, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

The Company’s investment in this VIE was $17.9 million as of December 31, 2012, which is included in Real estate under development in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $36.3 million, which primarily represents the Company’s current investment and estimated future funding commitments of $18.4 million.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at December 31, 2012, is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of December 31, 2012, the Company’s investment in this VIE was a negative $12.1 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $12.1 million, which is the remaining capital commitment obligation.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

11.  Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company.  For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2012, see Financial Statement Schedule IV included in this annual report on Form 10-K.

The following table reconciles mortgage loans and other financing receivables from January 1, 2010 to December 31, 2012 (in thousands):

	2012	2011	2010
Balance at January 1	$102,972	$108,493	$131,332
Additions:
New mortgage loans	29,496	14,297	1,411
Additions under existing mortgage loans	895	-	3,047
Foreign currency translation	1,181	-	3,923
Amortization of loan discounts	247	247	247
Deductions:
Loan repayments	(60,740)	(15,803)	(24,860)
Loan impairments	-	-	(700)
Charge off/foreign currency translation	(430)	(863)	(3,101)
Collections of principal	(2,861)	(3,345)	(2,726)
Amortization of loan costs	(56)	(54)	(80)
Balance at December 31	$70,704	$102,972	$108,493

The Company reviews payment status to identify performing versus non-performing loans.  Interest income on performing loans is accrued as earned. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. Generally, loans 90 days or more past due are placed on non-accrual status unless there is sufficient collateral to assure collectability of principal and interest. Upon the designation of non-accrual status, all unpaid accrued interest is reserved against through current income. Interest income on non-performing loans is generally recognized on a cash basis.  The following table presents performing and non-performing loans as of December 31, 2012 (in thousands):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Number of Loans	Amount
Performing Loans	24	$50,802
Non-Performing Loans	4	19,902
Total	28	$70,704

As of December 31, 2012, the Company had four loans aggregating $19.9 million which were in default for nonpayment of interest only or principal and interest. The Company has placed all of these loans on non-accrual status with respect to the recognition of interest income starting from each loan’s nonperformance date. Nonperformance dates for these loans range from 7 months to 7 years.  The Company assessed each of these four loans and determined that the estimated fair value of the underlying collateral exceeded the respective carrying values as of December 31, 2012.

During 2010, the Company recognized an impairment charge of $0.7 million, against the carrying value, including accrued interest of a mortgage receivable that was in default.  This impairment charge reflects a decrease in the estimated fair value of the underlying collateral.  The remaining balance on this mortgage receivable as of December 31, 2010, was $1.4 million. This impairment charge is reflected in Impairments charges on the Company’s Consolidated Statements of Income.

12.  Marketable Securities:

The amortized cost and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2012 and 2011, are as follows (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Equity securities	$14,205	$19,223	$-	$33,428
Held-to-maturity:
Other debt securities	3,113	284	-	3,397
Total marketable securities	$17,318	$19,507	$-	$36,825

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Equity securities	$14,253	$16,210	$(1)	$30,462
Held-to-maturity:
Other debt securities	3,078	378	(10)	3,446
Total marketable securities	$17,331	$16,588	$(11)	$33,908

During February 2008, the Company acquired an aggregate $190 million Australian denominated (“AUD”) ( USD $170.1 million) convertible notes (the “Valad notes”) issued by a subsidiary of Valad Property Group (“Valad”), a publicly traded Australian company listed on the Australian stock exchange that is a diversified, property fund manager, investor, developer and property investment banker with property investments in Australia, Europe and Asia.  The notes were guaranteed by Valad and bore interest at 9.5% payable semi-annually in arrears.  The notes were repayable after five years with an option for Valad to extend up to 18 months, subject to certain interest rate and conversion price resets.  The notes were convertible any time into publicly traded Valad securities at a price of AUD $26.60.  During 2010, the Company acquired an additional AUD $10 million (USD $9.3 million) of Valad notes.  Additionally, during 2010, Valad made a principal payment of AUD $8.0 million (USD $7.9 million).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2011, the Company received an additional principal payment of  $7.0 million AUD ( USD $6.9 million) and the Company sold its remaining Valad notes for a sales price of  AUD $165.0 million ( USD $169.1 million), plus unpaid accrued interest.  In connection with the anticipation of this sale, the Company entered into a foreign currency forward contract to sell AUD $165.0 million and buy USD $169.1 million in efforts to mitigate the foreign exchange risk resulting from fluctuations in currency exchange rates.  The Company designated the AUD-USD foreign exchange risk as the risk being hedged.

The Company recorded an adjustment to the carrying value of the Valad notes, including amounts allocated to the conversion option described below, of  USD $0.9 million based upon the agreed sales price. This adjustment is recorded in Other expense, net on the Company’s Consolidated Statements of Income.   At the completion of the sale, the Company received AUD $170.2 million (USD $174.7 million) representing the principal and unpaid interest and settled its foreign currency forward contract.    Upon settling the foreign currency forward contract, the Company recorded a reclass of $10.0 million from Accumulated other comprehensive income to Other expense, net, which was fully offset by a foreign currency gain on sale of the Valad notes.  As a result there was no net gain or loss recognized.

In accordance with the FASB’s Derivative and Hedging guidance, the Company bifurcated the conversion option within the Valad notes and separately accounted for this option as an embedded derivative.  The original host instrument was classified as an available-for-sale security at fair value and was included in Marketable securities on the Company’s Consolidated Balance Sheets with changes in the fair value recorded through Stockholders’ equity as a component of other comprehensive income.  At December 31, 2010, the Company had an unrealized gain, including foreign currency adjustments, associated with these notes of  $6.0 million. The embedded derivative was recorded at fair value and was included in Other assets on the Company’s Consolidated Balance Sheets with changes in fair value recognized in the Company’s Consolidated Statements of Income.  The value attributed to the embedded convertible option was  AUD $10.0 million, ( USD $10.2 million).  As a result of the fair value remeasurement of this derivative instrument during 2010 there was an AUD $0.2 million (USD $0.2 million) unrealized decrease in the fair value of the convertible option.  This unrealized increase/decrease is included in Other expense, net on the Company’s Consolidated Statements of Income.
During 2011, and 2010, the Company recorded impairment charges of $0.6 million, and $4.6 million, respectively, before income tax benefits of $0.4 million, and $0 million, respectively, due to the decline in value of certain marketable securities and other investments that were deemed to be other-than-temporary. These impairments were a result of the deterioration of the equity markets for these securities during their respective years and the uncertainty of their future recoverability. Market value for the equity securities represents the closing price of each security as it appears on their respective stock exchange at the end of the period.

During 2012, 2011 and 2010, the Company received $0.1 million, $22.7 million and $23.2 million in proceeds from the sale/redemption of certain marketable securities, respectively. In connection with these transactions, during 2012. 2011 and 2010 the Company recognized (i) gross realizable gains of $0.0 million, $0.8 million and $2.6 million, respectively, (ii) foreign currency gains of  $0.0 million, $1.6 million and $0.0 million, respectively, and (iii) gross realizable losses of $0.0 million, $0.3 million and $1.9 million, respectively.

As of December 31, 2012, the contractual maturities of Other debt securities classified as held-to-maturity are as follows: after one year through five years, $0.1 million; and after five years through 10 years, $3.0 million.  Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

13.  Notes Payable:

As of December 31, 2012 and 2011 the Company’s Notes Payable consisted of the following (dollars in millions):

	Balance at 12/31/12	Interest Rate Range (Low)	Interest Rate Range (High)	Maturity Date Range (Low)	Maturity Date Range (High)
Senior Unsecured Notes (c)	$965.9	4.70%	6.88%	Jan-2013	Oct-2019
Medium Term Notes	1,144.6	4.30%	5.78%	Oct-2013	Feb-2018
Unsecured Term Loan	400.0	1.26%	1.26%	Apr-2014	Apr-2014
Canadian Notes Payable	352.4	5.18%	5.99%	Aug-2013	Apr-2018
Credit Facility (a)	249.9	1.10%	1.26%	Oct-2015	Oct-2015
Mexican Term Loan	76.9	8.58%	8.58%	Mar-2013	Mar-2013
Other Notes Payable (b)	2.4	5.50%	5.50%	Jan-2013	Sept-2013
	$3,192.1

	Balance at 12/31/11	Interest Rate Range (Low)	Interest Rate Range (High)	Maturity Date Range (Low)	Maturity Date Range (High)
Senior Unsecured Notes	$1,164.8	4.70%	6.88%	Nov-2012	Oct-2019
Medium Term Notes	1,161.6	4.30%	5.98%	July-2012	Feb-2018
Canadian Notes Payable	342.6	5.18%	5.99%	Aug-2013	Apr-2018
Credit Facilities (a)	238.9	1.35%	1.35%	Oct-2015	Oct-2015
Mexican Term Loan	71.5	8.58%	8.58%	Mar-2013	Mar-2013
Other Notes Payable (b)	4.5	3.80%	3.80%	Sept-2012	Sept-2012
	$2,983.9

(a)      Interest rate is equal to LIBOR plus 1.05%
(b)      Interest rate is equal to LIBOR plus 3.50%
(c)      During January 2013, the Company repaid the $100.0 million outstanding balance on its 6.125% senior unsecured note, which matured in January 2013.

Senior Unsecured Notes/Medium Term Notes –

During September 2009, the Company entered into a fifth supplemental indenture, under the indenture governing its Medium Term Notes ("MTN") and Senior Notes, which included the financial covenants for future offerings under the indenture that were removed by the fourth supplemental indenture.

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

The Company had a MTN program pursuant to which it offered for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

During the years ended December 31, 2012 and 2011, the Company repaid the following notes (dollars in millions):

Type	Date Issued	Amount Repaid	Interest Rate	Maturity Date	Date Paid
MTN	July-02	$17.0	5.98%	July-12	July-12
Senior Note	Nov-02	$198.9	6.00%	Nov-12	Nov-12
MTN	Aug-04	$88.0	4.82%	Aug-11	Aug-11

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Credit Facility –

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension option.  This credit facility, provides funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at LIBOR plus 1.05% and fluctuates in accordance with changes in the Company’s senior debt ratings and has a facility fee of 0.20% per annum.  As part of this Credit Facility, the Company has a competitive bid option whereby the Company could auction up to $875.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  In addition, as part of the Credit Facility, the Company has a $500.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.  As of December 31, 2012, the Credit Facility had a balance of $249.9 million outstanding and $27.3 million appropriated for letters of credit.

      U.S. Term Loan -

During 2012, the Company obtained a $400.0 million unsecured term loan with a consortium of banks, which accrues interest at LIBOR plus 105 basis points.  The term loan is scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017. Proceeds from this term loan were used for general corporate purposes including the repayment of maturing debt amounts. Pursuant to the terms of the Credit Agreement, the Company, among other things is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios.

      Mexican Term Loan -

During March 2008, the Company obtained a Mexican peso (“MXN”) 1.0 billion term loan, which bears interest at a rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings, and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of a MXN 500.0 million unsecured revolving credit facility, which was terminated by the Company.  Remaining proceeds from this term loan were used for funding MXN denominated investments. As of December 31, 2012, the outstanding balance on this term loan was MXN 1.0 billion (USD $76.9 million).  The Mexican term loan covenants are similar to the Credit Facility covenants described above.  During December 2012, the lender agreed to extend this term loan for an additional five years at an interest rate of TIIE (Equilibrium Interbank Interest Rate) plus 1.35%, which will be effective subsequent to the scheduled maturity in March 2013.  The Company has the option to swap this rate to a fixed rate at any time during the term of the loan.

The weighted-average interest rate for all unsecured notes payable is 4.72% as of December 31, 2012.  The scheduled maturities of all unsecured notes payable as of December 31, 2012, were as follows (in millions): 2013, $555.4; 2014, $694.8; 2015, $600.0; 2016, $300.0; 2017, $290.9 and thereafter, $751.0.

14.  Mortgages Payable:

During 2012, the Company (i) assumed $185.3 million of individual non-recourse mortgage debt relating to the acquisition of seven operating properties, including an increase of $6.1 million associated with fair value debt adjustments, (ii) paid off $284.8 million of mortgage debt that encumbered 19 properties and (iii) assigned five mortgages aggregating $17.1 million in connection with property dispositions.

During 2011, the Company assumed $124.8 million of individual non-recourse mortgage debt relating to the acquisition of 12 operating properties, including an increase of $6.9 million associated with fair value debt adjustments and paid off $62.5 million of mortgage debt that encumbered 10 operating properties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest, which mature at various dates through 2035. Interest rates range from LIBOR (0.17% as of December 31, 2012) to 9.75% (weighted-average interest rate of 6.18% as of December 31, 2012).  The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of $10.3 million, as of December 31, 2012, were as follows (in millions): 2013, $104.3; 2014, $206.1; 2015, $131.3; 2016, $253.1; 2017, $178.0 and thereafter, $120.1.

15.  Noncontrolling Interests:

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a VIE in accordance with the provisions of the FASB’s Consolidation guidance.

The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Consolidated Balance Sheets. Units that are determined to be mandatorily redeemable are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Consolidated Statements of Income.

The Company owns seven shopping center properties located throughout Puerto Rico.  These properties were acquired partially through the issuance of  $158.6 million of non-convertible units and $45.8 million of convertible units.  Noncontrolling interests related to these acquisitions totaled $233.0 million of units, including premiums of  $13.5 million and a fair market value adjustment of  $15.1 million (collectively, the "Units"). The Company is restricted from disposing of these assets, other than through a tax free transaction until November 2015.  The Units and related annual cash distribution rates consisted of the following:

Type	Number of Units Issued	Par Value Per Unit	Return Per Annum
Preferred A Units (1)	81,800,000	$1.00		7.0%
Class A Preferred Units (1)	2,000	$10,000	LIBOR	plus	2.0%
Class B-1 Preferred Units (2)	2,627	$10,000		7.0%
Class B-2 Preferred Units (1)	5,673	$10,000		7.0%
Class C DownReit Units (2)	640,001	$30.52	Equal to the Company’s common stock dividend

(1) These units are redeemable for cash by the holder or callable by the Company and are included in Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets.
(2) These units are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock, based upon the conversion calculation as defined in the agreement. These units are included in Noncontrolling interests on the Company’s Consolidated Balance Sheets.

The following Units have been redeemed for cash as of December 31, 2012:

Type	Units Redeemed	Par Value Redeemed (in millions)
Preferred A Units	2,200,000	$2.2
Class A Preferred Units	2,000	$20.0
Class B-1 Preferred Units	2,438	$24.4
Class B-2 Preferred Units	5,576	$55.8
Class C DownReit Units	61,804	$1.9

Noncontrolling interest relating to the remaining units was $110.8 million and $110.5 million as of December 31, 2012 and 2011, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company owns two shopping center properties located in Bay Shore, NY and Centereach, NY. Included in Noncontrolling interests was $41.6 million, including a discount of $0.3 million and a fair market value adjustment of $3.8 million, in redeemable units, issued by the Company in connection with these transactions. The properties were acquired through the issuance of $24.2 million of these units, which are redeemable at the option of the holder;  $14.0 million of fixed rate units and the assumption of $23.4 million of non-recourse debt.  These units and related annual cash distribution rates consist of the following:

Type	Number of Units Issued	Par Value Per Unit	Return Per Annum
Class A Units (1)	13,963	$1,000	5.0%
Class B Units (2)	647,758	$37.24	Equal to the Company’s common stock dividend

(1) These units are redeemable for cash by the holder or callable by the Company any time after April 3, 2016 and are included in Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets.
(2) These units are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock at a ratio of 1:1 and are callable by the Company any time after April 3, 2026.  These units are included in Noncontrolling interests on the Company’s Consolidated Balance Sheets.

During 2012, all 13,963 Class A Units were redeemed by the holder in cash.  Additionally, during 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed by the holder in cash at the option of the Company. As of December 31, 2012 and 2011, noncontrolling interest relating to the units was $26.4 million and $40.4 million, respectively.

Noncontrolling interests also includes 138,015 convertible units issued during 2006, by the Company, which were valued at  $5.3 million, including a fair market value adjustment of $0.3 million, related to an interest acquired in an office building located in Albany, NY. These units are redeemable at the option of the holder after one year for cash or at the option of the Company for the Company’s common stock at a ratio of 1:1.  The holder is entitled to a distribution equal to the dividend rate of the Company’s common stock.  The Company is restricted from disposing of these assets, other than through a tax free transaction, until January 2017.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2012 and December 31, 2011 (in thousands):

	2012	2011
Balance at January 1,	$95,074	$95,060
Unit redemptions	(13,998)	-
Fair market value amortization	-	14
Balance at December 31,	$81,076	$95,074

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,
	2012		2011
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Marketable Securities (1)	$36,541	$36,825	$33,540	$33,908
Notes Payable (2)	$3,192,127	$3,408,632	$2,983,886	$3,136,728
Mortgages Payable (3)	$1,003,190	$1,068,616	$1,085,371	$1,166,116
Construction Loans Payable (3)	$-	$-	$45,128	$49,345
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027) (4)	$-	$-	$2,654	$5,044

(1)  As of December 31, 2012, $33.4 million of these assets’ estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $3.4 million were classified within Level 3 of the fair value hierarchy.
(2)  The Company determined that its valuation of these Notes payable was classified within Level 2 of the fair value hierarchy.
(3)  The Company determined that its valuation of these liabilities was classified within Level 3 of the fair value hierarchy.
(4)  The Company sold its investment in the consolidated joint ventures that included mandatorily redeemable noncontrolling interests during 2012.

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

The Company from time to time has used interest rate swaps to manage its interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  Based on these inputs, the Company has determined that interest rate swap valuations are classified within Level 2 of the fair value hierarchy.  The Company did not have any interest rate swaps as of December 31, 2012.

To comply with the FASB’s Fair Value Measurements and Disclosures guidance, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Assets measured at fair value on a recurring basis at December 31, 2012 and 2011 (in thousands):

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$33,428	$33,428	$-	$-

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$30,462	$30,462	$-	$-
Liabilities:
Interest rate swaps	$222	$-	$222	$-

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012 and 2011 are as follows (in thousands):

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Assets:
Real estate	$52,505	$-	$-	$52,505

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Real estate	$5,289	$-	$-	$5,289
Other investments	$9,041	$-	$9,041	$-

The Company’s estimated fair values for the year ended December 31, 2012, relating to the real estate assets measured on a non-recurring basis, which were non-retail assets, were based upon estimated sales prices from third party offers and comparable sales values ranging from $1.1 million to $42.0 million.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values (see footnote 6 for additional discussion related to these assets).  Certain assets in 2011 were valued through the usage of discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties.  Based on these inputs, the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

17.  Preferred Stock, Common Stock and Convertible Unit Transactions –

Preferred Stock –

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share information and par values):

As of December 31, 2012
Series of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Dividend Rate	Annual Dividend per Depositary Share	Par Value
Series H	70,000	70,000	$175,000	6.90%	$1.72500	$1.00
Series I	18,400	16,000	400,000	6.00%	$1.50000	$1.00
Series J	9,000	9,000	225,000	5.50%	$1.37500	$1.00
Series K	8,050	7,000	175,000	5.625%	$1.40625	$1.00
	105,450	102,000	$975,000

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2011
Series of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Dividend Rate	Annual Dividend per Depositary Share	Par Value
Series F	700,000	700,000	$175,000	6.65%	$1.66250	$1.00
Series G	184,000	184,000	460,000	7.75%	$1.93750	$1.00
Series H	70,000	70,000	175,000	6.90%	$1.72500	$1.00
	954,000	954,000	$810,000

The following Preferred Stock series were issued during the years ended December 31, 2012 and 2010:

Series of Preferred Stock	Date Issued	Depositary Shares Issued	Fractional Interest per Share	Net Proceeds, After Expenses (in millions)	Offering/ Redemption Price	Optional Redemption Date

Series H(1)	8/30/2010	7,000,000	1/100	$169.2	$25.00	8/30/2015
Series I (2)	3/20/2012	16,000,000	1/1000	$387.2	$25.00	3/20/2017
Series J (3)	7/25/2012	9,000,000	1/1000	$217.8	$25.00	7/25/2017
Series K (4)	12/7/2012	7,000,000	1/1000	$169.1	$25.00	12/7/2017

(1) The net proceeds received from this offering were used to repay $150.0 million in mortgages payable and for general corporate purposes.
(2) The net proceeds received from this offering were used for general corporate purposes, including the reduction of borrowings outstanding under the Company’s revolving credit facility and the redemption of shares of the Company’s preferred stock.
(3) The net proceeds received from this offering were used for the redemption of all the outstanding depositary shares representing the Company’s Class F preferred stock, which redemption occurred on August 15, 2012, as discussed below, with the remaining proceeds used towards the redemption of outstanding depositary shares representing the Company’s Class G preferred stock, which redemption occurred on October 10, 2012, as discussed below, and general corporate purposes.
(4) The net proceeds received from this offering were used for general corporate purposes, including funding towards the repayment of maturing Senior Unsecured Notes.

The following Preferred Stock series were redeemed during the year ended December 31, 2012:

Series of Preferred Stock	Date Issued	Depositary Shares Issued	Redemption Amount (in millions)	Offering/ Redemption Price	Optional Redemption Date	Actual Redemption Date
Series F (1)	6/5/2003	7,000,000	$175.0	$25.00	6/5/2008	8/15/2012
Series G (2)	10/10/2007	18,400,000	$460.0	$25.00	10/10/2012	10/10/2012

(1) In connection with this redemption the Company recorded a non-cash charge of $6.2 million resulting from the difference between the redemption amount and the carrying amount of the Class F Preferred Stock on the Company’s Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity.   The $6.2 million was subtracted from net income to arrive at net income available to common shareholders and is used in the calculation of earnings per share for the year ended December 31, 2012.
(2) In connection with this redemption the Company recorded a non-cash charge of $15.5 million resulting from the difference between the redemption amount and the carrying amount of the Class G Preferred Stock on the Company’s Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity.   The $15.5 million was subtracted from net income to arrive at net income available to common shareholders and is used in the calculation of earnings per share for the year ended December 31, 2012.

The Company’s Preferred Stock Depositary Shares for all series are not convertible or exchangeable for any other property or securities of the Company.

Voting Rights - The Class K Preferred Stock, Class J Preferred Stock, Class I Preferred Stock and Class H Preferred Stock rank pari passu as to voting rights, priority for receiving dividends and liquidation preference as set forth below.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As to any matter on which the Class I, J, or K Preferred Stock may vote, including any actions by written consent, each share of the Class I, J or K Preferred Stock shall be entitled to 1,000 votes, each of which 1,000 votes may be directed separately by the holder thereof. With respect to each share of Class I, J or K Preferred Stock, the holder thereof may designate up to 1,000 proxies, with each such proxy having the right to vote a whole number of votes (totaling 1,000 votes per share of Class I, J or K Preferred Stock). As a result, each Class I, J or K Depositary Share is entitled to one vote.

Liquidation Rights –

In the event of any liquidation, dissolution or winding up of the affairs of the Company, preferred stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $2,500.00 Class H Preferred Stock per share, $25,000.00 Class I Preferred Stock per share, $25,000.00 Class J Preferred Stock per share and $25,000.00 Class K Preferred Stock per share ($25.00 per each  Class H, Class I, Class J and Class K Depositary Share), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other capital stock that ranks junior to the preferred stock as to liquidation rights.

Common Stock –

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These share repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During the year ended December 31, 2012, the Company repurchased 1,635,823 shares of the Company’s common stock for $30.9 million, of which $22.6 million was provided to the Company from stock options exercised.

Convertible Units –

The Company has varies types of convertible units that were issued in connection with the purchase of operating properties (see footnote 15).  The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2012, is $28.7 million.  The Company has the option to settle such redemption in cash or shares of the Company’s common stock.  If the Company exercised its right to settle in Common Stock, the unit holders would receive 1.5 million shares of Common Stock.

18.  Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Acquisition of real estate interests by assumption of mortgage debt	$179,198	$117,912	$670
Disposition of real estate interest by assignment of debt	$17,083	$-	$81,000
Issuance of common stock	$18,115	$4,940	$5,070
Surrender of common stock	$(2,073)	$(596)	$(840)
Disposition of real estate through the issuance of loan receivables	$13,475	$14,297	$975
Investment in real estate joint venture by contribution of properties and assignment of debt	$-	$-	$149,034
Declaration of dividends paid in succeeding period	$96,518	$92,159	$89,037
Consolidation of Joint Ventures:
Increase in real estate and other assets	$-	$-	$174,327
Increase in mortgage payable	$-	$-	$144,803

19.  Transactions with Related Parties:

The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests.  Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers.  Reference is made to Footnotes 4, 5, 8 and 20 for additional information regarding transactions with related parties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Ripco Real Estate Corp. (“Ripco”) business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohls and many others, providing real estate brokerage services and principal real estate investing.  Mr. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Mr. Milton Cooper, Executive Chairman of the Board of Directors of the Company.  During 2012, 2011 and 2010, the Company paid brokerage commissions of $0.8 million, $0.5 million and $0.7 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company. The Company believes that the brokerage commissions paid were at or below the customary rates for such leasing services.

Additionally, the Company held joint venture investments with Ripco.  As of December 31, 2010, the Company had two operating properties and one land parcel, through joint ventures, in which the Company and Ripco each held 50% noncontrolling interests.  The Company accounts for its investment in these joint ventures under the equity method of accounting.  During 2011, the joint ventures sold one land parcel and one operating property to third parties, in separate transactions, which were encumbered by loans aggregating  $14.2 million. As a result of these transactions the loans were fully repaid and the Company was relieved of the corresponding debt guarantees on these two loans.  During 2012, the Company acquired the remaining 50% noncontrolling interest held by Ripco in a joint venture investment.  As a result of this transaction, the Company now owns a 100% controlling interest and consolidates this investment.

As of December 31, 2012, the remaining joint venture has a $2.8 million loan payable which is scheduled to mature in 2013 and bears interest at rate of LIBOR plus 1.05%.  This loan is jointly and severally guaranteed by the Company and the joint venture partner.

20.  Commitments and Contingencies:

Operations -

The Company and its subsidiaries are primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2095.  The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised 97% of total revenues from rental property for each of the three years ended December 31, 2012, 2011 and 2010.

The future minimum revenues from rental property under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are  as follows (in millions): 2013, $676.0; 2014, $614.0; 2015, $545.4; 2016, $465.4; 2017, $380.3 and thereafter; $1,815.1.

Base rental revenues from rental property are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis for the years ended December 31, 2012, 2011 and 2010 is  $9.5 million, $9.8 million and $12.0 million, respectively.

Minimum rental payments under the terms of all non-cancelable operating leases pertaining to the Company’s shopping center portfolio for future years are as follows (in millions): 2013, $12.6; 2014, $12.2; 2015, $11.1; 2016, $10.3; 2017, $9.9 and thereafter, $172.6.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Guarantees –

On a select basis, the Company provides guarantees on interest bearing debt held within real estate joint ventures in which the Company has noncontrolling ownership interests.  The Company is often provided with a back-stop guarantee from its partners.  The Company had the following outstanding guarantees as of December 31, 2012 (amounts in millions):

Name of Joint Venture	Amount of Guarantee	Interest rate			Maturity, with extensions	Terms	Type of debt
InTown Suites Management, Inc. (1)	$145.2	LIBOR	plus	1.15%	2015	25% partner back-stop	Unsecured credit facility
Hillsborough	$2.8	LIBOR	plus	1.05%	2013	Jointly and severally with partner	Promissory note
Victoriaville	$5.1		3.92%		2020	Jointly and severally with partner	Promissory note

(1)  During October 2012, a purchase and sale agreement was executed to sell the InTown Suites company and related real estate assets for a gross sales price of $735 million, including $617 million of existing debt.  The sale is contingent upon satisfactorily completing a due diligence process and other closing conditions, including lender approvals. The Company expects to complete this transaction in the first half of 2013. If the transaction is completed, the Company has agreed to maintain $145.2 million in preexisting guarantees of outstanding debt to be assumed by the buyer.

The Company evaluated these guarantees in connection with the provisions of the FASB’s Guarantees guidance and determined that the impact did not have a material effect on the Company’s financial position or results of operations.

Letters of Credit -

The Company has issued letters of credit in connection with the completion and repayment guarantees for loans encumbering certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program.  At December 31, 2012, these letters of credit aggregated $33.6 million.

Other -

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied.  These bonds expire upon the completion of the improvements and infrastructure.  As of December 31, 2012, there were $20.7 million in performance and surety bonds outstanding.

On January 28, 2013, the Company received a subpoena from the Enforcement Division of the SEC in connection with an investigation, In the Matter of Wal-Mart Stores, Inc. (FW-3678), that the SEC Staff is currently conducting with respect to possible violations of the Foreign Corrupt Practices Act. The Company is responding to the subpoena and intends to cooperate fully with the SEC in this matter. The Company has also been notified that the U.S. Department of Justice (“DOJ”) is conducting a parallel investigation, and the Company expects that it will cooperate with the DOJ investigation. At this point, we are unable to predict the duration, scope or result of the SEC or DOJ investigation.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company as of December 31, 2012.

21.  Incentive Plans:

The Company maintains two equity participation plans, the Second Amended and Restated 1998 Equity Participation Plan (the “Prior Plan”) and the 2010 Equity Participation Plan (the “2010 Plan”) (collectively, the “Plans”).  The Prior Plan provides for a maximum of 47,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options and restricted stock grants.  The 2010 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options, restricted stock, performance awards and other awards, plus the number of shares of common stock which are or become available for issuance under the Prior Plan and which are not thereafter issued under the Prior Plan, subject to certain conditions.  Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plans generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant.  Restricted stock grants generally vest (i) 100% on the fourth or fifth anniversary of the grant, (ii) ratably over three or four years, (iii) over three years at 50% after two years and 50% after the third year or (iv) over ten years at 20% per year commencing after the fifth year.  Performance share awards may provide a right to receive shares of restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors.  In addition, the Plans provide for the granting of certain options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permit such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company accounts for equity awards in accordance with FASB’s Compensation – Stock Compensation guidance which requires that all share based payments to employees, including grants of employee stock options, be recognized in the Statement of Income over the service period based on their fair values.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula.  The assumption for expected volatility has a significant effect on the grant date fair value.  Volatility is determined based on the historical equity of common stock for the most recent historical period equal to the expected term of the options plus an implied volatility measure.  The expected term is determined using the simplified method due to the lack of exercise and cancelation history for the current vesting terms. The more significant assumptions underlying the determination of fair values for options granted during 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted average fair value of options granted	$4.52	$4.39	$3.82
Weighted average risk-free interest rates	1.04%	2.02%	2.40%
Weighted average expected option lives (in years)	6.25	6.25	6.25
Weighted average expected volatility	37.53%	36.82%	37.98%
Weighted average expected dividend yield	3.94%	3.98%	4.21%

Information with respect to stock options under the Plan for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2010	17,560,921	$29.69	$3.4
Exercised	(616,245)	$13.73
Granted	1,776,175	$15.63
Forfeited	(1,605,062)	$33.68
Options outstanding, December 31, 2010	17,115,789	$28.32	$18.0
Exercised	(444,368)	$14.71
Granted	1,888,017	$18.77
Expired	(655,748)	$16.40
Forfeited	(793,098)	$23.74
Options outstanding, December 31, 2011	17,110,592	$28.14	$8.0
Exercised	(1,495,432)	$19.84
Granted	1,522,450	$18.78
Forfeited	(579,613)	$28.73
Options outstanding, December 31, 2012	16,557,997	$28.42	$14.9
Options exercisable (fully vested)-
December 31, 2010	11,712,900	$29.74	$5.8
December 31, 2011	12,459,598	$30.77	$3.9
December 31, 2012	12,830,255	$31.57	$7.7

The exercise prices for options outstanding as of December 31, 2012, range from $11.54 to $53.14 per share.  The Company estimates forfeitures based on historical data.  The weighted-average remaining contractual life for options outstanding as of December 31, 2012, was 4.9 years. The weighted-average remaining contractual term of options currently exercisable as of December 31, 2012, was 4.9 years.  Options to purchase 8,871,495, 5,776,270 and 5,874,704, shares of the Company’s common stock were available for issuance under the Plan at December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, the Company had 3,727,742 options expected to vest, with a weighted-average exercise price per share of $17.58 and an aggregate intrinsic value of $7.2 million.

Cash received from options exercised under the Plan was $22.6 million, $6.5 million and $8.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively.  The total intrinsic value of options exercised during 2012, 2011 and 2010 was $7.0 million, $1.5 million, and $2.1 million, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2012, 2011 and 2010, the Company had restricted shares outstanding of 1,562,912, 832,726 and 526,728, respectively.

The Company recognized expense associated with its equity awards of $17.9 million, $16.9 million and $14.2 million, for the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, the Company had $31.5 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of 3.8 years.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During 2012, the Company repurchased 1.6 million shares of the Company’s common stock for $30.9 million, of which $22.6 million was provided to the Company from options exercised.  During 2011, the Company repurchased 333,998 shares of the Company’s common stock for $6.0 million, of which $4.9 million was provided to the Company from options exercised.

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation (capped at $250,000), is fully vested and funded as of December 31, 2012. The Company’s contributions to the plan were $2.1 million, $1.9 million, and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company recognized severance costs associated with employee terminations during the years ended December 31, 2012, 2011 and 2010 of $5.4 million, $1.7 million and $0.4 million, respectively.  The 2012 expense includes $2.5 million of severance costs related to the departure of an executive officer during January 2012.

22.  Income Taxes:

The Company elected to qualify as a REIT in accordance with the Code commencing with its taxable year which began January 1, 1992.  To qualify as a REIT, the Company must meet several organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted REIT taxable income to its stockholders.  Management intends to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income.  If the Company failed to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be permitted to elect REIT status for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. The Company is also subject to local taxes on certain Non-U.S. investments.

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012 (Estimated)	2011 (Actual)	2010 (Actual)
GAAP net income attributable to the Company	$266,073	$169,051	$142,868
Less: GAAP net (income)/loss of taxable REIT subsidiaries	(5,249)	(19,572)	13,920
GAAP net income from REIT operations (a)	260,824	149,479	156,788
Net book depreciation in excess of tax depreciation	32,517	30,603	13,568
Deferred/prepaid/above and below market rents, net	(17,643)	(16,463)	(19,978)
Book/tax differences from non-qualified stock options	1,653	9,879	9,103
Book/tax differences from investments in real estate joint ventures	16,837	52,564	69,581
Book/tax difference on sale of property	(69,961)	1,811	(39,139)
Book adjustment to property carrying values and marketable equity securities	9,956	8,721	19,065
Taxable currency exchange (loss)/gain, net	(1,611)	6,502	13,134
Book/tax differences on capitalized costs	2,899	3,228	(12,782)
Dividends from taxable REIT subsidiaries	1,000	15,969	-
Other book/tax differences, net	(845)	1,016	(6,064)
Adjusted REIT taxable income	$235,626	$263,309	$203,276

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Certain amounts in the prior periods have been reclassified to conform to the current year presentation, in the table above.

(a)	All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to noncontrolling interest and taxable REIT subsidiaries.

Cash Dividends Paid and Dividends Paid Deductions (in thousands):

For the years ended December 31, 2012, 2011 and 2010 cash dividends paid exceeded the dividends paid deduction and amounted to $382,722, $353,764, and $306,964, respectively.

Characterization of Distributions:

The following characterizes distributions paid for the years ended December 31, 2012, 2011 and 2010, (in thousands):

	2012		2011		2010
Preferred F Dividends
Ordinary income	$9,116	94%	$11,638	100%	$11,638	100%
Capital gain	582	6%	-	-%	-	-%
	$9,698	100%	$11,638	100%	$11,638	100%
Preferred G Dividends
Ordinary income	$33,046	94%	$35,650	100%	$35,650	100%
Capital gain	2,109	6%	-	-%	-	-%
	$35,155	100%	$35,650	100%	$35,650	100%
Preferred H Dividends
Ordinary income	$11,351	94%	$13,584	100%	$-	-%
Capital gain	725	6%	-	-%	-	-%
	$12,076	100%	$13,584	100%	$-	-%
Preferred I Dividends
Ordinary income	$12,847	94%	$-	-%	$-	-%
Capital gain	820	6%	-	-%	-	-%
	$13,667	100%	$-	-%	$-	-%
Preferred J Dividends
Ordinary income	$2,585	94%	$-	-%	$-	-%
Capital gain	165	6%	-	-%	-	-%
	$2,750	100%	$-	-%	$-	-%
Common Dividends
Ordinary income	$222,751	72%	$208,832	71%	$181,773	70%
Capital Gain	15,469	5%	-	-%	-	-%
Return of capital	71,156	23%	84,060	29%	77,903	30%
	$309,376	100%	$292,892	100%	$259,676	100%
Total dividends distributed	$382,722		$353,764		$306,964

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Taxable REIT Subsidiaries and Taxable Entities:

The Company is subject to federal, state and local income taxes on income earned from activities conducted through taxable REIT subsidiaries (“TRS”).  TRS activities include Kimco Realty Services ("KRS"), a wholly-owned subsidiary of the Company and its subsidiaries, and the consolidated entities of FNC Corporation (“FNC”), and Blue Ridge Real Estate Company/Big Boulder Corporation.  The Company is also subject to taxes on its activities in Canada, Mexico, Brazil, Chile, and Peru.  Dividends paid to the Company from its subsidiaries and joint ventures in Canada, Mexico and Brazil are generally not subject to withholding taxes under the applicable tax treaty with the United States. Chile and Peru impose a 10% and 4.1% withholding tax, respectively, on dividend distributions.  Brazil levies a 0.38% transaction tax on return of capital distributions.  During 2012, less than $0.1 million of withholding and transaction taxes were withheld from distributions related to foreign activities.

Income taxes have been provided for on the asset and liability method as required by the FASB’s Income Tax guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities.

The Company’s pre-tax book income/(loss) and (provision)/benefit for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2012, 2011, and 2010, are summarized as follows (in thousands):

	2012	2011	2010
Income/(loss) before income taxes – U.S.	$8,389	$36,077	$(23,658)
(Provision)/benefit for income taxes, net:
Federal :
Current	(503)	(2,463)	1,482
Deferred	(535)	(10,635)	7,136
Federal tax (provision)/benefit	(1,038)	(13,098)	8,618
State and local:
Current	(1,543)	(1,343)	(265)
Deferred	(560)	(2,064)	1,385
State tax (provision)/benefit	(2,103)	(3,407)	1,120
Total tax (provision)/benefit – U.S.	(3,141)	(16,505)	9,738
Net income/(loss) from U.S. taxable REIT subsidiaries	$5,248	$19,572	$(13,920)

Income before taxes – Non-U.S.	$33,842	$63,154	$102,426
(Provision)/benefit for Non-U.S. income taxes:
Current	$5,790	$(4,484)	$(13,671)
Deferred	1,239	2,784	430
Non-U.S. tax provision	$7,029	$(1,700)	$(13,241)

The Company’s deferred tax assets and liabilities at December 31, 2012 and 2011, were as follows (in thousands):

	2012	2011
Deferred tax assets:
Tax/GAAP basis differences	$68,623	$66,177
Net operating losses	43,483	47,719
Related party deferred loss	6,214	7,577
Tax credit carryforwards	3,815	3,537
Capital loss carryforwards	647	364
Charitable contribution carryforward	3	-
Non-U.S. tax/GAAP basis differences	62,548	63,610
Valuation allowance – U.S.	(33,783)	(33,783)
Valuation allowance – Non-U.S.	(38,129)	(32,737)
Total deferred tax assets	113,421	122,464
Deferred tax liabilities – U.S.	(9,933)	(11,434)
Deferred tax liabilities – Non-U.S.	(13,263)	(16,085)
Net deferred tax assets	$90,225	$94,945

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2012, the Company had net deferred tax assets of $90.2 million comprised of (i) $58.7 million relating to the difference between the basis of accounting for federal and state income tax reporting and GAAP reporting for real estate assets, joint ventures, and other investments, net of $9.9 million of deferred tax liabilities, (ii) $4.0 million and $5.7 million for the tax effect of net operating loss carryovers within KRS and FNC, respectively, net of a valuation allowance within FNC of $33.8 million, (iii) $6.2 million for losses deferred for federal and state income tax purposes for transactions with related parties, (iv) $3.8 million for tax credit carryovers, (v) $0.6 million for capital loss carryovers, and (vi) $11.2 million of  deferred tax assets related to its investments in Canada and Latin America, net of a valuation allowance of $38.1 million and deferred tax liabilities of $13.3 million.  General business tax credit carryovers of $2.2 million within KRS expire during taxable years from 2027 through 2031, and alternative minimum tax credit carryovers of $1.6 million do not expire.

The major differences between GAAP basis of accounting and the basis of accounting used for federal and state income tax reporting consist of impairment charges recorded for GAAP, but not recognized for tax purposes, depreciation and amortization, rental revenue recognized on the straight line method for GAAP, reserves for doubtful accounts, and the period in which certain gains were recognized for tax purposes, but not yet recognized under GAAP.  The Company had foreign net deferred tax assets of $11.2 million, related to its operations in Canada and Latin America, which consists primarily of differences between the GAAP book basis and the basis of accounting applicable to the jurisdictions in which the Company is subject to tax.

Deferred tax assets and deferred tax liabilities are included in the caption Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2012 and 2011.  Operating losses and the valuation allowance are related primarily to the Company’s consolidation of its taxable REIT subsidiaries for accounting and reporting purposes. For the year ended December 31, 2011, KRS generated $12.5 million, of net operating loss carryovers that expire 2031.  For the year ended December 31, 2012, KRS produced $12.1 million of taxable income and utilized $12.1 million of its $22.1 million net operating loss carryovers.  At December 31, 2012 and 2011, FNC had $101.3 million and $106.2 million, respectively, of net operating loss carryovers that expire from 2021 through 2026.

The Company maintained a valuation allowance of $33.8 million within FNC to reduce the deferred tax asset of $39.5 million related to net operating loss carryovers to the amount the Company determined is more likely than not realizable.  The Company analyzed projected taxable income and the expected utilization of FNC’s remaining net operating loss carryovers and determined a partial valuation allowance was appropriate.

The Company’s investments in Latin America are made through individual entities which are subject to local taxes. The Company assesses each entity to determine if deferred tax assets are more likely than not realizable. This assessment primarily includes an analysis of cumulative earnings and the determination of future earnings to the extent necessary to fully realize the individual deferred tax asset.  Based on this analysis the Company has determined that a full valuation allowance is required for entities which have a three-year cumulative book loss and for which future earnings are not readily determinable. In addition, the Company has determined that no valuation allowance is needed for entities that have three-years of cumulative book income and future earnings are anticipated to be sufficient to more likely than not realize their deferred tax assets. At December 31, 2012, the Company had total deferred tax assets of $43.8 million relating to its Latin American investments with an aggregate valuation allowance of $38.1 million.

The Company’s deferred tax assets in Canada result principally from depreciation deducted under GAAP that exceed capital cost allowances claimed under Canadian tax rules.  The deferred tax asset will naturally reverse upon disposition as tax basis will be greater than the basis of the assets under generally accepted accounting principles.

As of December 31, 2012, the Company determined that no valuation allowance was needed against a $70.2 million net deferred tax asset within KRS.  The Company based its determination on an analysis of both positive evidence and negative evidence using its judgment as to the relative weight of each.  The Company believes, when evaluating KRS’s deferred tax assets, special consideration should be given to the unique relationship between the Company as a REIT and KRS as a taxable REIT subsidiary.  This relationship exists primarily to protect the REIT’s qualification under the Code by permitting, within certain limits, the REIT to engage in certain business activities in which the REIT cannot directly participate.  As such, the REIT controls which and when investments are held in, or distributed or sold from, KRS.  This relationship distinguishes a REIT and taxable REIT subsidiary from an enterprise that operates as a single, consolidated corporate taxpayer.  The Company will continue through this structure to operate certain business activities in KRS.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s analysis of KRS’s ability to utilize its deferred tax assets includes an estimate of future projected income.  To determine future projected income, the Company scheduled KRS’s pre-tax book income and taxable income over a twenty year period taking into account its continuing operations (“Core Earnings”).  Core Earnings consist of estimated net operating income for properties currently in service and generating rental income.  Major lease turnover is not expected in these properties as these properties were generally constructed and leased within the past five years.  The Company also included known future events in its projected income forecast. In addition, the Company can employ additional strategies to realize KRS’s deferred tax assets including transferring its property management business, sale of certain built-in gain assets, and further reducing intercompany debt.

The Company’s projection of KRS’s future taxable income over twenty years, utilizing the assumptions above with respect to Core Earnings, net of related expenses, generates $315.2 million after the reversal of $87.4 million of deductible temporary differences.  Based on this analysis, the Company concluded it is more likely than not that KRS’s net deferred tax asset of $70.2 million will be realized and therefore, no valuation allowance is needed at December 31, 2012.  If future income projections do not occur as forecasted or the Company incurs additional impairment losses in excess of the amount Core Earnings can absorb, the Company will reconsider the need for a valuation allowance.

(Benefit)/provision differ from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes were as follows (in thousands):

	2012	2011	2010
Federal benefit at statutory tax rate (35%)	$2,936	$12,627	$(8,280)
State and local taxes, net of federal benefit	230	1,683	(728)
Other	(25)	2,195	(730)
Total tax provision/(benefit) – U.S.	$3,141	$16,505	$(9,738)

Uncertain Tax Positions:

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico.  The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities.  The Company is currently under audit by the Canadian Revenue Agency, Mexican Tax Authority and the U.S. Internal Revenue Service (“IRS”).  In October 2011, the IRS issued a notice of proposed adjustment, which proposes pursuant to Section 482 of the Code, to disallow a capital loss claimed by KRS on the disposition of common shares of Valad Property Ltd., an Australian publicly listed company.  Because the adjustment is being made pursuant to Section 482 of the Code, the IRS may assert a 100 percent “penalty” tax pursuant to Section 857(b)(7) of the Code in lieu of disallowing the capital loss deduction. The notice of proposed adjustment indicates the IRS’ intention to impose the 100 percent penalty tax on the Company in the amount of $40.9 million and disallowing the capital loss claimed by KRS.  The Company strongly disagrees with the IRS’ position on the application of Section 482 of the Code to the disposition of the shares, the imposition of the 100 percent penalty tax and the simultaneous assertion of the penalty tax and disallowance of the capital loss deduction.The Company received a Notice of Proposed Assessment and filed a written protest and requested an IRS Appeals Office conference, which has yet to be scheduled.  The Company intends to vigorously defend its position in this matter and believes it will prevail.

Resolutions of these audits are not expected to have a material effect on the Company’s financial statements.   The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The liability for uncertain tax benefits principally consists of estimated foreign, federal and state income tax liabilities for the years ended December 31, 2012 and 2011.  The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2012	2011
Balance, beginning of year	$16,901	$14,908
Increases for tax positions related to current year	3,079	1,993
Reductions due to lapsed statute of limitations	(3,090)	-
Balance, end of year	$16,890	$16,901

23.  Supplemental Financial Information:

The following represents the results of income, expressed in thousands except per share amounts, for each quarter during the years 2012 and 2011:

	2012 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues from rental property(1)	$214,851	$220,670	$220,188	$229,073
Net income attributable to the Company	$53,638	$69,112	$54,941	$88,382

Net income per common share:
Basic	$0.09	$0.12	$0.07	$0.14
Diluted	$0.09	$0.12	$0.07	$0.14

	2011 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues from rental property(1)	$206,156	$206,034	$201,082	$212,465
Net income attributable to the Company	$28,963	$38,709	$54,981	$46,398

Net income per common share:
Basic	$0.03	$0.06	$0.10	$0.08
Diluted	$0.03	$0.06	$0.10	$0.08

(1)  All periods have been adjusted to reflect the impact of operating properties sold during 2012 and 2011 and properties classified as held-for-sale as of December 31, 2012, which are reflected in the caption Discontinued operations on the accompanying Consolidated Statements of Income.

Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of $16.4 million and $18.1 million of billed accounts receivable at December 31, 2012 and 2011, respectively. Additionally, Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of $22.8 million and $25.4 million of straight-line rent receivable at December 31, 2012 and 2011, respectively.

24.  Pro Forma Financial Information (Unaudited):

As discussed in Notes 5, 6 and 7, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2012.  The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the years ended December 31, 2012 and 2011, adjusted to give effect to these transactions at the beginning of 2011.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of Income would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of Income for future periods.  (Amounts presented in millions, except per share figures.)

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year ended December 31,
	2012	2011
Revenues from rental property	$903.2	$867.5
Net income	$228.5	$174.7
Net income attributable to the Company’s common shareholders	$120.9	$102.3

Net income attributable to the Company’s common shareholders per common share:
Basic	$0.30	$0.25
Diluted	$0.30	$0.25

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2012
Allowance for uncollectable accounts	$18,059	$6,309	$-	$(7,966)	$16,402

Allowance for deferred tax asset	$66,520	$-	$5,392	$-	$71,912

Year Ended December 31, 2011
Allowance for uncollectable accounts	$15,712	$7,027	$-	$(4,680)	$18,059

Allowance for deferred tax asset	$43,596	$-	$22,924	$-	$66,520

Year Ended December 31, 2010
Allowance for uncollectable accounts	$12,200	$10,043	$-	$(6,531)	$15,712

Allowance for deferred tax asset	$33,783	$-	$9,813	$-	$43,596

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

	INITIAL COST		SUBSEQUENT					TOTAL COST, NET OF
		BUILDING &	TO		BUILDING &		ACCUMULATED	ACCUMULATED		DATE OF	DATE OF
PROPERTIES	LAND	IMPROVEMENT	ACQUISITION	LAND	IMPROVEMENT	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION	CONSTRUCTION
GLENN SQUARE	3,306,779	-	44,149,548	3,306,779	44,149,548	47,456,327	3,457,974	43,998,353			2006
THE GROVE	18,951,763	6,403,809	27,536,024	16,395,647	36,495,949	52,891,596	2,930,399	49,961,197			2007
CHANDLER AUTO MALLS	9,318,595	-	(4,255,793)	4,623,497	439,305	5,062,802	8,907	5,053,895			2004
EL MIRAGE	6,786,441	503,987	130,064	6,786,441	634,051	7,420,492	18,289	7,402,203			2008
TALAVI TOWN CENTER	8,046,677	17,291,542	(24,407)	8,046,677	17,267,135	25,313,812	8,289,742	17,024,070		2007
MESA PAVILLIONS	6,060,018	35,955,005	(19,054)	6,060,018	35,935,950	41,995,969	4,207,683	37,788,286		2009
MESA RIVERVIEW	15,000,000	-	139,626,899	307,992	154,318,907	154,626,899	28,304,759	126,322,140			2005
ANA MARIANA POWER CENTER	30,043,645	-	7,698,708	30,131,356	7,610,996	37,742,352	213,200	37,529,152			2006
MESA PAVILLIONS - SOUTH	-	148,508	(27,651)	-	120,858	120,858	25,871	94,986		2011
METRO SQUARE	4,101,017	16,410,632	520,771	4,101,017	16,931,403	21,032,420	6,486,711	14,545,708		1998
HAYDEN PLAZA NORTH	2,015,726	4,126,509	5,013,176	2,015,726	9,139,685	11,155,411	3,053,920	8,101,491		1998
PHOENIX, COSTCO	5,324,501	21,269,943	1,033,546	4,577,869	23,050,120	27,627,990	6,000,660	21,627,330		1998
PHOENIX	2,450,341	9,802,046	929,417	2,450,341	10,731,463	13,181,804	4,411,736	8,770,068		1997
PINACLE PEAK- N. CANYON RANCH	1,228,000	8,774,694	20,500	1,228,000	8,795,194	10,023,194	1,855,367	8,167,828	1,853,110	2009
VILLAGE CROSSROADS	5,662,554	24,981,223	(171,233)	5,662,554	24,809,989	30,472,543	1,190,895	29,281,648		2011
NORTH VALLEY	6,861,564	18,200,901	2,539,809	3,861,272	23,741,002	27,602,274	1,113,619	26,488,655	16,320,882	2011
ASANTE RETAIL CENTER	8,702,635	3,405,683	2,865,559	11,039,472	3,934,405	14,973,877	105,624	14,868,253			2004
SURPRISE II	4,138,760	94,572	1,035	4,138,760	95,607	4,234,367	2,833	4,231,534			2008
BELL CAMINO CENTER	2,427,465	6,439,065	-	2,427,465	6,439,065	8,866,530	352,701	8,513,829		2012
COLLEGE PARK SHOPPING CENTER	3,276,951	7,741,323	37,500	3,276,951	7,778,823	11,055,774	412,115	10,643,659		2011
ALHAMBRA, COSTCO	4,995,639	19,982,557	333,261	4,995,639	20,315,818	25,311,457	7,654,985	17,656,472		1998
ANGEL'S CAMP TOWN CENTER	1,000,000	6,463,129	-	1,000,000	6,463,129	7,463,129	728,463	6,734,666		2009
MADISON PLAZA	5,874,396	23,476,190	668,915	5,874,396	24,145,105	30,019,501	8,984,338	21,035,163		1998
CHULA VISTA, COSTCO	6,460,743	25,863,153	11,689,917	6,460,743	37,553,070	44,013,813	12,001,986	32,011,828		1998
CORONA HILLS, COSTCO	13,360,965	53,373,453	5,955,208	13,360,965	59,328,661	72,689,626	22,144,201	50,545,425		1998
LABAND VILLAGE SC	5,600,000	13,289,347	9,337	5,607,237	13,291,448	18,898,685	4,736,363	14,162,322	8,500,000	2008
CUPERTINO VILLAGE	19,886,099	46,534,919	4,625,122	19,886,099	51,160,041	71,046,140	14,969,322	56,076,818	33,678,588	2006
CHICO CROSSROADS	9,975,810	30,534,524	717,076	9,987,652	31,239,758	41,227,410	5,833,271	35,394,139	24,510,565	2008
CORONA HILLS MARKETPLACE	9,727,446	24,778,390	184,823	9,727,446	24,963,214	34,690,660	6,349,975	28,340,684		2007
RIVER PARK SHOPPING CENTER	4,324,000	18,018,653	(448,708)	4,324,000	17,569,945	21,893,945	1,933,015	19,960,930		2009
GOLD COUNTRY CENTER	3,272,212	7,864,878	37,687	3,278,290	7,896,487	11,174,777	2,178,896	8,995,881	6,901,658	2008
LA MIRADA THEATRE CENTER	8,816,741	35,259,965	(6,747,916)	6,888,680	30,440,110	37,328,790	11,068,980	26,259,809		1998
KENNETH HAHN PLAZA	4,114,863	7,660,855	47,284	4,114,863	7,708,139	11,823,002	2,295,093	9,527,909	6,000,000	2010
NOVATO FAIR S.C.	9,259,778	15,599,790	159,789	9,259,778	15,759,579	25,019,357	2,600,473	22,418,884	-	2009
SOUTH NAPA MARKET PLACE	1,100,000	22,159,086	6,838,973	1,100,000	28,998,059	30,098,059	10,512,866	19,585,193		2006
PLAZA DI NORTHRIDGE	12,900,000	40,574,842	(792,333)	12,900,000	39,782,509	52,682,509	10,809,040	41,873,469		2005
POWAY CITY CENTRE	5,854,585	13,792,470	7,701,699	7,247,814	20,100,941	27,348,754	5,923,090	21,425,664		2005
REDWOOD CITY	2,552,000	6,215,168	-	2,552,000	6,215,168	8,767,168	516,707	8,250,461	-	2009
TYLER STREET	3,020,883	7,811,339	53,109	3,200,516	7,684,814	10,885,331	2,486,959	8,398,372	6,643,654	2008
SANTA ANA, HOME DEPOT	4,592,364	18,345,257	-	4,592,364	18,345,257	22,937,622	6,935,088	16,002,534		1998
SAN/DIEGO CARMEL MOUNTAIN	5,322,600	8,873,991	(11,005)	5,322,600	8,862,986	14,185,586	1,432,895	12,752,691		2009
FULTON MARKET PLACE	2,966,018	6,920,710	927,435	2,966,018	7,848,145	10,814,163	2,371,319	8,442,844		2005
MARIGOLD SC	15,300,000	25,563,978	3,406,662	15,300,000	28,970,640	44,270,640	12,905,960	31,364,680		2005
BLACK MOUNTAIN VILLAGE	4,678,015	11,913,344	89,992	4,678,015	12,003,336	16,681,350	3,265,898	13,415,452		2007
CITY HEIGHTS	10,687,472	28,324,896	26,489	10,687,472	28,351,385	39,038,857	85,288	38,953,568	21,808,858	2012
TRUCKEE CROSSROADS	2,140,000	8,255,753	611,777	2,140,000	8,867,531	11,007,530	4,803,398	6,204,133	3,264,029	2006
WESTLAKE SHOPPING CENTER	16,174,307	64,818,562	94,358,492	16,174,307	159,177,054	175,351,360	30,127,534	145,223,827		2002
SAVI RANCH	7,295,646	29,752,511	-	7,295,646	29,752,511	37,048,157	321,298	36,726,859		2012
VILLAGE ON THE PARK	2,194,463	8,885,987	5,619,852	2,194,463	14,505,839	16,700,302	4,460,720	12,239,582		1998
AURORA QUINCY	1,148,317	4,608,249	988,825	1,148,317	5,597,074	6,745,391	1,995,723	4,749,668		1998
AURORA EAST BANK	1,500,568	6,180,103	753,032	1,500,568	6,933,136	8,433,703	2,773,641	5,660,063		1998
SPRING CREEK COLORADO	1,423,260	5,718,813	798,280	1,423,260	6,517,092	7,940,353	2,438,037	5,502,316		1998
DENVER WEST 38TH STREET	161,167	646,983	-	161,167	646,983	808,150	247,437	560,713		1998
ENGLEWOOD PHAR MOR	805,837	3,232,650	249,867	805,837	3,482,517	4,288,354	1,354,400	2,933,954		1998
FORT COLLINS	1,253,497	7,625,278	1,599,608	1,253,497	9,224,886	10,478,382	2,706,634	7,771,748		2000
GREELEY COMMONS	3,313,095	20,069,559	24,300	3,313,095	20,093,859	23,406,954	241,795	23,165,159		2012
HIGHLANDS RANCH VILLAGE S.C.	8,135,427	21,579,936	(879,782)	5,337,081	23,498,500	28,835,581	833,081	28,002,500	20,870,995	2011
VILLAGE CENTER WEST	2,010,519	8,361,084	6,815	2,010,519	8,367,899	10,378,418	377,958	10,000,460	6,205,857	2011
HERITAGE WEST	1,526,576	6,124,074	774,090	1,526,576	6,898,164	8,424,740	2,464,339	5,960,401		1998
MARKET AT SOUTHPARK	9,782,769	20,779,522	(32,455)	9,782,769	20,747,067	30,529,837	1,045,288	29,484,549		2011
WEST FARM SHOPPING CENTER	5,805,969	23,348,024	4,537,981	5,805,969	27,886,005	33,691,974	8,979,729	24,712,246		1998
N.HAVEN, HOME DEPOT	7,704,968	30,797,640	1,050,387	7,704,968	31,848,027	39,552,995	11,775,885	27,777,110		1998
WATERBURY	2,253,078	9,017,012	653,224	2,253,078	9,670,236	11,923,314	4,631,458	7,291,857		1993
WILTON RIVER PARK SHOPPING CTR	7,154,585	27,509,279	70,777	7,154,585	27,580,056	34,734,641	423,247	34,311,394	19,896,160	2012
BRIGHT HORIZONS	1,211,748	4,610,610	9,499	1,211,748	4,620,109	5,831,857	64,596	5,767,262	1,768,215	2012
DOVER	122,741	66,738	4,007,816	3,024,375	1,172,921	4,197,296	52,085	4,145,211		2003
ELSMERE	-	3,185,642	2,287,586	-	5,473,228	5,473,228	3,235,258	2,237,969			1979
ALTAMONTE SPRINGS	770,893	3,083,574	(1,322,574)	538,796	1,993,097	2,531,893	808,903	1,722,990		1995
AUBURNDALE	751,315	-	-	751,315	-	751,315	-	751,315		2009
BOCA RATON	573,875	2,295,501	1,722,099	733,875	3,857,600	4,591,475	2,030,398	2,561,077		1992
BAYSHORE GARDENS, BRADENTON FL	2,901,000	11,738,955	1,234,179	2,901,000	12,973,134	15,874,134	4,848,241	11,025,893		1998
SHOPPES @ MT. CARMEL	204,432	937,457	79,652	204,432	1,017,110	1,221,542	72,719	1,148,823		2009
CORAL SPRINGS	710,000	2,842,907	3,804,755	710,000	6,647,662	7,357,662	2,685,234	4,672,428		1994
CORAL SPRINGS	1,649,000	6,626,301	443,196	1,649,000	7,069,497	8,718,497	2,795,837	5,922,660		1997
CURLEW CROSSING S.C.	5,315,955	12,529,467	1,709,383	5,315,955	14,238,851	19,554,805	3,480,389	16,074,416		2005
CLEARWATER FL	3,627,946	918,466	(269,494)	2,174,938	2,101,980	4,276,918	227,901	4,049,016		2007
EAST ORLANDO	491,676	1,440,000	2,626,124	1,007,882	3,549,918	4,557,800	2,297,443	2,260,357			1971
FT.LAUDERDALE/CYPRESS CREEK	14,258,760	28,042,390	1,856,935	14,258,760	29,899,324	44,158,084	4,115,199	40,042,885	-	2009
OAKWOOD BUSINESS CTR-BLDG 1	6,792,500	18,662,565	773,436	6,792,500	19,436,000	26,228,500	2,661,544	23,566,957	-	2009
SHOPPES AT AMELIA CONCOURSE	7,600,000	-	8,936,082	1,138,216	15,397,866	16,536,082	1,246,842	15,289,240			2003
AVENUES WALKS	26,984,546	-	49,385,331	33,225,306	43,144,571	76,369,877	-	76,369,877			2005
RIVERPLACE SHOPPING CTR.	7,503,282	31,011,027	(97,137)	7,503,282	30,913,890	38,417,172	3,406,770	35,010,402		2010
MERCHANTS WALK	2,580,816	10,366,090	4,929,224	2,580,816	15,295,313	17,876,130	3,872,480	14,003,650		2001
LARGO	293,686	792,119	1,620,990	293,686	2,413,109	2,706,795	1,979,625	727,169			1968
LEESBURG	-	171,636	193,651	-	365,287	365,287	308,023	57,264			1969
LARGO EAST BAY	2,832,296	11,329,185	2,144,729	2,832,296	13,473,914	16,306,210	8,224,095	8,082,115		1992

	INITIAL COST		SUBSEQUENT					TOTAL COST, NET OF
		BUILDING &	TO		BUILDING &		ACCUMULATED	ACCUMULATED		DATE OF	DATE OF
PROPERTIES	LAND	IMPROVEMENT	ACQUISITION	LAND	IMPROVEMENT	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION	CONSTRUCTION
LAUDERHILL	1,002,733	2,602,415	12,606,236	1,774,443	14,436,941	16,211,384	9,000,490	7,210,894			1974
THE GROVES	1,676,082	6,533,681	(1,330,869)	2,606,246	4,272,648	6,878,894	1,239,092	5,639,802		2006
LAKE WALES	601,052	-	-	601,052	-	601,052	-	601,052		2009
MELBOURNE	-	1,754,000	2,666,332	-	4,420,332	4,420,332	2,845,961	1,574,372			1968
GROVE GATE	365,893	1,049,172	1,207,100	365,893	2,256,272	2,622,165	1,869,682	752,483			1968
CHEVRON OUTPARCEL	530,570	1,253,410	-	530,570	1,253,410	1,783,980	125,210	1,658,770		2010
NORTH MIAMI	732,914	4,080,460	10,926,161	732,914	15,006,621	15,739,535	7,875,165	7,864,370	6,178,961	1985
MILLER ROAD	1,138,082	4,552,327	2,220,561	1,138,082	6,772,889	7,910,970	5,404,854	2,506,116		1986
MARGATE	2,948,530	11,754,120	7,919,694	2,948,530	19,673,814	22,622,344	7,798,185	14,824,159		1993
MT. DORA	1,011,000	4,062,890	436,174	1,011,000	4,499,064	5,510,064	1,698,879	3,811,185		1997
KENDALE LAKES PLAZA	18,491,461	28,496,001	(2,846,737)	15,362,227	28,778,497	44,140,724	3,093,301	41,047,424	-	2009
PLANTATION CROSSING	7,524,800	-	11,187,936	7,153,784	11,558,952	18,712,736	1,210,330	17,502,406			2005
MILTON, FL	1,275,593	-	-	1,275,593	-	1,275,593	-	1,275,593		2007
FLAGLER PARK	26,162,980	80,737,041	1,766,686	26,162,980	82,503,727	108,666,707	14,174,502	94,492,205	25,428,794	2007
PARK HILL PLAZA	10,763,612	19,264,248	142,579	10,891,930	19,278,508	30,170,439	1,411,534	28,758,905	8,328,658	2011
RENAISSANCE CENTER	9,104,379	36,540,873	5,612,056	9,122,758	42,134,550	51,257,308	17,212,832	34,044,475		1998
ORLANDO	560,800	2,268,112	3,203,429	580,030	5,452,310	6,032,341	2,167,664	3,864,677		1996
OCALA	1,980,000	7,927,484	8,942,057	1,980,000	16,869,541	18,849,541	6,361,694	12,487,848		1997
MILLENIA PLAZA PHASE II	7,711,000	20,702,992	300,011	7,711,000	21,003,004	28,714,004	4,905,798	23,808,205		2009
GRAND OAKS VILLAGE	7,409,319	19,653,869	(946,240)	5,846,339	20,270,609	26,116,948	1,057,056	25,059,892	6,553,929	2011
GONZALEZ	1,620,203	-	40,689	954,876	706,016	1,660,892	62,757	1,598,135		2007
POMPANO BEACH	10,516,500	1,359,236	530,900	10,516,500	1,890,136	12,406,636	46,452	12,360,184		2012
UNIVERSITY TOWN CENTER	5,515,265	13,041,400	149,024	5,515,265	13,190,424	18,705,689	585,718	18,119,971		2011
PALM BEACH GARDENS	2,764,953	11,059,812	278,643	2,764,953	11,338,456	14,103,409	663,589	13,439,820		2009
ST. PETERSBURG	-	917,360	1,266,811	-	2,184,171	2,184,171	1,104,439	1,079,732			1968
TUTTLE BEE SARASOTA	254,961	828,465	1,806,633	254,961	2,635,098	2,890,059	2,027,155	862,904		2008
SOUTH EAST SARASOTA	1,283,400	5,133,544	3,400,091	1,399,525	8,417,510	9,817,035	4,875,432	4,941,603		1989
SANFORD	1,832,732	9,523,261	6,256,188	1,832,732	15,779,449	17,612,181	9,703,986	7,908,195		1989
STUART	2,109,677	8,415,323	1,694,863	2,109,677	10,110,186	12,219,863	4,480,377	7,739,486		1994
SOUTH MIAMI	1,280,440	5,133,825	3,087,209	1,280,440	8,221,034	9,501,474	3,418,560	6,082,914		1995
TAMPA	5,220,445	16,884,228	2,249,431	5,220,445	19,133,659	24,354,104	6,951,838	17,402,267		1997
VILLAGE COMMONS S.C.	2,192,331	8,774,158	2,715,244	2,192,331	11,489,402	13,681,733	3,772,873	9,908,860		1998
MISSION BELL SHOPPING CENTER	5,056,426	11,843,119	8,661,955	5,067,033	20,494,467	25,561,501	4,908,884	20,652,617		2004
WEST PALM BEACH	550,896	2,298,964	1,426,083	550,896	3,725,047	4,275,943	1,526,491	2,749,452		1995
CROSS COUNTRY PLAZA	16,510,000	18,264,427	465,515	16,510,000	18,729,942	35,239,942	2,278,594	32,961,348		2009
AUGUSTA	1,482,564	5,928,122	2,439,437	1,482,564	8,367,559	9,850,123	3,508,069	6,342,054		1995
MARKET AT HAYNES BRIDGE	4,880,659	21,549,424	505,236	4,889,863	22,045,456	26,935,319	4,382,415	22,552,904	15,626,501	2008
EMBRY VILLAGE	18,147,054	33,009,514	215,338	18,160,524	33,211,382	51,371,906	6,869,361	44,502,545	30,025,443	2008
VILLAGE SHOPPES-FLOWERY BRANCH	4,444,148	10,510,657	(17,119)	4,444,148	10,493,538	14,937,686	692,289	14,245,397	8,992,979	2011
SAVANNAH	2,052,270	8,232,978	2,408,812	2,052,270	10,641,790	12,694,060	5,042,393	7,651,667		1993
CHATHAM PLAZA	13,390,238	35,115,882	848,242	13,403,262	35,951,100	49,354,362	8,985,806	40,368,556	28,767,663	2008
KIHEI CENTER	3,406,707	7,663,360	654,468	3,406,707	8,317,828	11,724,535	4,710,325	7,014,210		2006
CLIVE	500,525	2,002,101	-	500,525	2,002,101	2,502,626	868,433	1,634,193		1996
METRO CROSSING	3,013,647	-	35,426,260	1,514,916	36,924,991	38,439,907	2,167,911	36,271,996			2006
SOUTHDALE SHOPPING CENTER	1,720,330	6,916,294	3,760,738	1,720,330	10,677,032	12,397,362	3,338,432	9,058,930	635,871	1999
DES MOINES	500,525	2,559,019	37,079	500,525	2,596,098	3,096,623	1,101,693	1,994,930		1996
DUBUQUE	-	2,152,476	239,217	-	2,391,693	2,391,693	852,030	1,539,663		1997
WATERLOO	500,525	2,002,101	2,869,100	500,525	4,871,201	5,371,726	2,930,608	2,441,117		1996
NAMPA (HORSHAM) FUTURE DEV.	6,501,240	-	11,902,537	10,567,218	7,836,559	18,403,777	264,671	18,139,106			2005
AURORA, N. LAKE	2,059,908	9,531,721	308,208	2,059,908	9,839,929	11,899,837	3,618,787	8,281,050		1998
BLOOMINGTON	805,521	2,222,353	4,246,390	805,521	6,468,743	7,274,264	4,118,981	3,155,283			1972
BELLEVILLE S.C.	-	5,372,253	1,255,387	1,161,195	5,466,445	6,627,640	1,996,939	4,630,701		1998
BRADLEY	500,422	2,001,687	424,877	500,422	2,426,564	2,926,986	1,024,922	1,902,064		1996
CALUMET CITY	1,479,217	8,815,760	13,905,512	1,479,216	22,721,273	24,200,489	5,850,753	18,349,735		1997
COUNTRYSIDE	-	4,770,671	(4,531,252)	95,647	143,772	239,419	77,913	161,506		1997
CHICAGO	-	2,687,046	871,802	-	3,558,848	3,558,848	1,377,935	2,180,912		1997
CHAMPAIGN, NEIL ST.	230,519	1,285,460	725,493	230,519	2,010,953	2,241,472	771,170	1,470,302		1998
ELSTON	1,010,374	5,692,212	498,828	1,010,374	6,191,040	7,201,414	2,095,504	5,105,910		1997
CRYSTAL LAKE, NW HWY	179,964	1,025,811	564,039	180,269	1,589,545	1,769,814	471,852	1,297,962		1998
108 WEST GERMANIA PLACE	2,393,894	7,366,681	360	2,393,894	7,367,041	9,760,935	312,936	9,447,998		2008
BUTTERFIELD SQUARE	1,601,960	6,637,926	(3,588,725)	1,182,677	3,468,484	4,651,161	1,180,384	3,470,777		1998
DOWNERS PARK PLAZA	2,510,455	10,164,494	968,249	2,510,455	11,132,743	13,643,198	4,071,520	9,571,678		1999
DOWNER GROVE	811,778	4,322,956	3,221,260	811,778	7,544,216	8,355,994	2,348,423	6,007,571		1997
ELGIN	842,555	2,108,674	1,728,298	500,927	4,178,600	4,679,527	2,922,303	1,757,224			1972
FOREST PARK	-	2,335,884	154,213	-	2,490,097	2,490,097	915,328	1,574,768		1997
FAIRVIEW HTS, BELLVILLE RD.	-	11,866,880	2,049,362	-	13,916,242	13,916,242	4,916,488	8,999,754		1998
BELLEVILLE ROAD S.C..-fee	1,900,000	-	-	1,900,000	-	1,900,000	-	1,900,000		2011
GENEVA	500,422	12,917,712	33,551	500,422	12,951,263	13,451,685	4,920,006	8,531,679		1996
LAKE ZURICH PLAZA	1,890,319	2,649,381	63,057	1,890,319	2,712,438	4,602,757	381,569	4,221,189		2005
MATTERSON	950,515	6,292,319	10,560,785	950,514	16,853,105	17,803,619	6,079,166	11,724,453		1997
MT. PROSPECT	1,017,345	6,572,176	4,016,735	1,017,345	10,588,911	11,606,256	4,277,134	7,329,122		1997
MUNDELEIN, S. LAKE	1,127,720	5,826,129	77,350	1,129,634	5,901,565	7,031,199	2,197,292	4,833,907		1998
NORRIDGE	-	2,918,315	-	-	2,918,315	2,918,315	1,136,649	1,781,666		1997
NAPERVILLE	669,483	4,464,998	456,947	669,483	4,921,945	5,591,428	1,742,823	3,848,605		1997
MARKETPLACE OF OAKLAWN	-	678,668	25,343	-	704,011	704,011	487,474	216,537		1998
ORLAND PARK, S. HARLEM	476,972	2,764,775	(2,694,903)	87,998	458,846	546,844	163,240	383,603		1998
OAK LAWN	1,530,111	8,776,631	588,483	1,530,111	9,365,115	10,895,225	3,596,903	7,298,322		1997
OAKBROOK TERRACE	1,527,188	8,679,108	3,298,212	1,527,188	11,977,320	13,504,508	4,215,711	9,288,797		1997
PEORIA	-	5,081,290	2,403,560	-	7,484,850	7,484,850	5,368,740	2,116,110		1997
FREESTATE BOWL	252,723	998,099	(485,425)	252,723	512,674	765,396	123,060	642,336		2003
ROCKFORD CROSSING	4,575,990	11,654,022	(577,091)	4,583,005	11,069,916	15,652,921	1,881,847	13,771,073	10,226,384	2008
ROUND LAKE BEACH PLAZA	790,129	1,634,148	587,575	790,129	2,221,723	3,011,852	298,029	2,713,823		2005
SKOKIE	-	2,276,360	9,518,382	2,628,440	9,166,303	11,794,742	2,763,160	9,031,582		1997
KRC STREAMWOOD	181,962	1,057,740	216,585	181,962	1,274,324	1,456,287	443,639	1,012,648		1998
HAWTHORN HILLS SQUARE	6,783,928	33,033,624	-	6,783,928	33,033,624	39,817,551	449,689	39,367,863	21,471,879	2012
WOODGROVE FESTIVAL	5,049,149	20,822,993	4,067,683	4,805,866	25,133,960	29,939,825	9,043,249	20,896,576		1998
WAUKEGAN PLAZA	349,409	883,975	2,276,671	349,409	3,160,646	3,510,055	244,873	3,265,182		2005
GREENWOOD	423,371	1,883,421	3,259,073	584,445	4,981,420	5,565,865	3,221,547	2,344,318			1970
SOUTH BEND, S. HIGH ST.	183,463	1,070,401	196,857	183,463	1,267,258	1,450,721	446,936	1,003,786		1998

	INITIAL COST		SUBSEQUENT					TOTAL COST, NET OF
		BUILDING &	TO		BUILDING &		ACCUMULATED	ACCUMULATED		DATE OF	DATE OF
PROPERTIES	LAND	IMPROVEMENT	ACQUISITION	LAND	IMPROVEMENT	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION	CONSTRUCTION
OVERLAND PARK	1,183,911	6,335,308	142,374	1,185,906	6,475,686	7,661,593	2,357,930	5,303,662		1998
BELLEVUE	405,217	1,743,573	247,204	405,217	1,990,776	2,395,994	1,837,655	558,339		1976
LEXINGTON	1,675,031	6,848,209	5,773,377	1,551,079	12,745,538	14,296,617	5,987,902	8,308,715		1993
HAMMOND AIR PLAZA	3,813,873	15,260,609	7,073,544	3,813,873	22,334,153	26,148,025	7,305,037	18,842,988		1997
CENTRE AT WESTBANK	9,554,230	24,401,082	748,757	9,564,644	25,139,425	34,704,069	5,454,766	29,249,302	18,622,165	2008
LAFAYETTE	2,115,000	8,508,218	10,371,406	3,678,274	17,316,349	20,994,624	6,429,882	14,564,742		1997
PRIEN LAKE	6,426,167	15,181,072	(109,020)	6,341,896	15,156,323	21,498,219	2,265,376	19,232,843	15,696,967	2010
PRIEN LAKE PLAZA OUTPARCEL	540,000	1,260,000	-	540,000	1,260,000	1,800,000	14,700	1,785,300		2012
AMBASSADOR PLAZA	1,803,672	4,260,966	(6,701)	1,796,972	4,260,966	6,057,938	636,346	5,421,592	4,585,336	2010
BAYOU WALK	4,586,895	10,836,007	153,992	4,586,326	10,990,568	15,576,894	2,162,600	13,414,294	12,654,406	2010
EAST SIDE PLAZA	3,295,799	7,785,942	216,325	3,295,635	8,002,431	11,298,065	1,155,980	10,142,086	8,786,146	2010
GREAT BARRINGTON	642,170	2,547,830	7,315,207	751,124	9,754,083	10,505,207	3,875,356	6,629,851		1994
SHREWSBURY SHOPPING CENTER	1,284,168	5,284,853	5,000,687	1,284,168	10,285,540	11,569,708	3,049,544	8,520,163		2000
SNOWDEN SQUARE S.C.	1,929,402	4,557,934	-	1,929,402	4,557,934	6,487,336	-	6,487,336		2012
WILDE LAKE	1,468,038	5,869,862	1,800,813	1,558,038	7,580,675	9,138,712	1,699,357	7,439,355		2002
LYNX LANE	1,019,035	4,091,894	76,423	1,019,035	4,168,317	5,187,352	1,183,038	4,004,314		2002
CLINTON BANK BUILDING	82,967	362,371	-	82,967	362,371	445,338	234,824	210,514		2003
CLINTON BOWL	39,779	130,716	4,247	38,779	135,963	174,742	73,284	101,459		2003
TJMAXX	1,279,200	2,870,800	11,810,000	4,597,200	11,362,800	15,960,000	256,207	15,703,793		2011
VILLAGES AT URBANA	3,190,074	6,067	10,496,574	4,828,774	8,863,942	13,692,715	802,502	12,890,214		2003
GAITHERSBURG	244,890	6,787,534	230,545	244,890	7,018,079	7,262,969	2,366,356	4,896,613		1999
SHAWAN PLAZA	4,466,000	20,222,367	(857,895)	4,466,000	19,364,472	23,830,472	7,681,230	16,149,242	8,449,348	2008
LAUREL	349,562	1,398,250	1,073,324	349,562	2,471,574	2,821,136	1,300,592	1,520,544		1995
LAUREL	274,580	1,100,968	283,421	274,580	1,384,389	1,658,969	1,384,389	274,580			1972
SOUTHWEST MIXED USE PROPERTY	403,034	1,325,126	306,510	361,035	1,673,635	2,034,670	846,473	1,188,197		2003
OWINGS MILLS PLAZA	303,911	1,370,221	(503,247)	303,911	866,973	1,170,885	88,106	1,082,779		2005
PERRY HALL	3,339,309	12,377,339	824,994	3,339,309	13,202,333	16,541,642	5,332,593	11,209,049		2003
CENTRE COURT-RETAIL/BANK	1,035,359	7,785,830	-	1,035,359	7,785,830	8,821,189	474,591	8,346,598	2,757,103	2011
CENTRE COURT-GIANT	3,854,099	12,769,628	-	3,854,099	12,769,628	16,623,727	642,900	15,980,828	7,622,825	2011
CENTRE COURT-OLD COURT/COURTYD	2,279,177	5,284,577	-	2,279,177	5,284,577	7,563,754	386,602	7,177,152	5,366,536	2011
TIMONIUM SHOPPING CENTER	6,000,000	24,282,998	16,354,691	7,331,195	39,306,494	46,637,689	16,208,739	30,428,950		2003
TOWSON PLACE	43,886,876	101,764,931	533,557	43,886,876	102,298,489	146,185,364	3,523,695	142,661,670		2012
WALDORF BOWL	225,099	739,362	84,327	235,099	813,688	1,048,787	423,742	625,045		2003
WALDORF FIRESTONE	57,127	221,621	-	57,127	221,621	278,749	120,629	158,120		2003
BANGOR, ME	403,833	1,622,331	93,752	403,833	1,716,083	2,119,916	483,647	1,636,270		2001
MALLSIDE PLAZA	6,930,996	18,148,727	(245,736)	6,939,589	17,894,397	24,833,987	4,981,362	19,852,624	14,706,340	2008
CLAWSON	1,624,771	6,578,142	8,699,369	1,624,771	15,277,511	16,902,282	5,264,478	11,637,804		1993
WHITE LAKE	2,300,050	9,249,607	1,980,754	2,300,050	11,230,361	13,530,411	4,782,295	8,748,116		1996
CANTON TWP PLAZA	163,740	926,150	5,249,730	163,740	6,175,879	6,339,620	686,681	5,652,938		2005
CLINTON TWP PLAZA	175,515	714,279	1,147,275	59,450	1,977,619	2,037,068	499,210	1,537,858		2005
FARMINGTON	1,098,426	4,525,723	2,563,624	1,098,426	7,089,347	8,187,773	3,427,716	4,760,057		1993
FLINT - VACANT LAND	101,424	-	-	101,424	-	101,424	-	101,424		2012
LIVONIA	178,785	925,818	1,180,992	178,785	2,106,810	2,285,595	1,274,808	1,010,787			1968
MUSKEGON	391,500	958,500	952,381	391,500	1,910,881	2,302,381	1,628,078	674,303		1985
OKEMOS PLAZA	166,706	591,193	1,878,684	166,706	2,469,877	2,636,583	175,724	2,460,859	-	2005
TAYLOR	1,451,397	5,806,263	275,289	1,451,397	6,081,552	7,532,949	2,978,032	4,554,917		1993
WALKER	3,682,478	14,730,060	2,108,718	3,682,478	16,838,778	20,521,256	7,957,641	12,563,616		1993
EDEN PRAIRIE PLAZA	882,596	911,373	570,450	882,596	1,481,823	2,364,419	186,485	2,177,934		2005
FOUNTAINS AT ARBOR LAKES	28,585,296	66,699,024	10,230,741	28,585,296	76,929,765	105,515,061	14,214,473	91,300,588		2006
ROSEVILLE PLAZA	132,842	957,340	4,739,103	132,842	5,696,443	5,829,285	699,739	5,129,546		2005
CREVE COEUR, WOODCREST/OLIVE	1,044,598	5,475,623	615,905	960,814	6,175,312	7,136,126	2,298,884	4,837,242		1998
CRYSTAL CITY, MI	-	234,378	-	-	234,378	234,378	85,376	149,003		1997
INDEPENDENCE, NOLAND DR.	1,728,367	8,951,101	193,000	1,731,300	9,141,168	10,872,468	3,378,067	7,494,401		1998
NORTH POINT SHOPPING CENTER	1,935,380	7,800,746	679,841	1,935,380	8,480,587	10,415,967	2,982,749	7,433,218		1998
KIRKWOOD	-	9,704,005	13,172,627	-	22,876,632	22,876,632	11,532,591	11,344,042		1998
KANSAS CITY	574,777	2,971,191	274,976	574,777	3,246,167	3,820,944	1,264,213	2,556,730		1997
LEMAY	125,879	503,510	3,828,858	451,155	4,007,092	4,458,247	1,306,750	3,151,497			1974
GRAVOIS	1,032,416	4,455,514	11,032,682	1,032,413	15,488,199	16,520,612	7,923,972	8,596,640		2008
ST. CHARLES-UNDERDEVELOPED LAND, MO	431,960	-	758,854	431,960	758,855	1,190,814	229,569	961,246		1998
SPRINGFIELD	2,745,595	10,985,778	7,221,086	2,904,022	18,048,437	20,952,459	7,377,882	13,574,577		1994
KMART PARCEL	905,674	3,666,386	4,933,942	905,674	8,600,328	9,506,001	2,258,408	7,247,593	1,418,352	2002
KRC ST. CHARLES	-	550,204	-	-	550,204	550,204	197,509	352,695		1998
ST. LOUIS, CHRISTY BLVD.	809,087	4,430,514	3,160,390	809,087	7,590,904	8,399,991	2,496,596	5,903,395		1998
OVERLAND	-	4,928,677	1,136,797	-	6,065,474	6,065,474	2,369,370	3,696,104		1997
ST. LOUIS	-	5,756,736	849,684	-	6,606,420	6,606,420	2,647,657	3,958,763		1997
ST. LOUIS	-	2,766,644	143,298	-	2,909,942	2,909,942	2,909,942	-		1997
ST. PETERS	1,182,194	7,423,459	7,227,838	1,563,694	14,269,797	15,833,491	9,292,852	6,540,639		1997
SPRINGFIELD,GLENSTONE AVE.	-	608,793	2,100,419	-	2,709,212	2,709,212	820,464	1,888,748		1998
TURTLE CREEK	11,535,281	-	32,945,553	10,150,881	34,329,953	44,480,834	5,525,086	38,955,748			2004
OVERLOOK VILLAGE	8,276,500	17,249,587	-	8,276,500	17,249,587	25,526,087	446,927	25,079,160		2012
CHARLOTTE	919,251	3,570,981	2,343,716	919,251	5,914,696	6,833,948	2,100,714	4,733,233		2008
TYVOLA RD.	-	4,736,345	5,082,086	-	9,818,431	9,818,431	7,346,453	2,471,979		1986
CROSSROADS PLAZA	767,864	3,098,881	34,566	767,864	3,133,447	3,901,310	1,029,216	2,872,094		2000
KIMCO CARY 696, INC.	2,180,000	8,756,865	527,277	2,256,799	9,207,343	11,464,142	3,416,224	8,047,917		1998
JETTON VILLAGE SHOPPES	3,875,224	10,292,231	(535,197)	2,143,695	11,488,563	13,632,258	410,825	13,221,433	8,174,304	2011
MOUNTAIN ISLAND MARKETPLACE	3,318,587	7,331,413	-	3,318,587	7,331,413	10,650,000	211,794	10,438,206		2012
WOODLAWN SHOPPING CENTER	2,010,725	5,833,626	-	2,010,725	5,833,626	7,844,351	93,684	7,750,667		2012
DURHAM	1,882,800	7,551,576	2,097,270	1,882,800	9,648,846	11,531,646	4,027,430	7,504,216		1996
DAVIDSON COMMONS	2,978,533	12,859,867	11,600	2,978,533	12,871,467	15,850,000	224,091	15,625,909		2012
WESTRIDGE SQUARE S.C.	7,456,381	19,778,703	(282,578)	11,977,700	14,974,806	26,952,506	1,441,815	25,510,691		2011
HILLSBOROUGH CROSSING	519,395	-	-	519,395	-	519,395	-	519,395		2003
PARK PLACE	5,461,478	16,163,494	79,783	5,469,809	16,234,946	21,704,755	3,327,202	18,377,553	13,351,804	2008
MOORESVILLE CROSSING	12,013,727	30,604,173	(520,444)	11,625,801	30,471,654	42,097,455	5,874,124	36,223,332		2007
RALEIGH	5,208,885	20,885,792	12,105,168	5,208,885	32,990,960	38,199,845	14,412,743	23,787,102		1993
WAKEFIELD COMMONS II	6,506,450	-	(2,728,390)	2,357,636	1,420,424	3,778,060	320,662	3,457,399			2001
WAKEFIELD CROSSINGS	3,413,932	-	(3,017,960)	336,236	59,737	395,973	1,650	394,323			2001
EDGEWATER PLACE	3,150,000	-	10,087,943	3,062,768	10,175,175	13,237,943	1,744,609	11,493,334			2003
BRENNAN STATION	7,749,751	20,556,891	(970,033)	6,321,923	21,014,686	27,336,609	1,037,588	26,299,021	9,223,411	2011
BRENNAN STATION OUTPARCEL	627,906	1,665,576	(93,482)	450,232	1,749,768	2,200,000	77,396	2,122,604		2011

	INITIAL COST		SUBSEQUENT					TOTAL COST, NET OF
		BUILDING &	TO		BUILDING &		ACCUMULATED	ACCUMULATED		DATE OF	DATE OF
PROPERTIES	LAND	IMPROVEMENT	ACQUISITION	LAND	IMPROVEMENT	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION	CONSTRUCTION
WINSTON-SALEM	540,667	719,655	6,059,518	540,667	6,779,173	7,319,840	3,116,963	4,202,877	4,800,575		1969
SORENSON PARK PLAZA	5,104,294	-	31,258,442	4,017,569	32,345,167	36,362,736	2,732,253	33,630,484			2005
LORDEN PLAZA	8,872,529	22,548,382	222,227	8,883,003	22,760,134	31,643,138	3,994,273	27,648,865	24,688,250	2008
ROCKINGHAM	2,660,915	10,643,660	12,042,678	3,148,715	22,198,538	25,347,253	9,091,824	16,255,430	17,652,812	2008
BRIDGEWATER NJ	1,982,481	(3,666,959)	11,229,293	1,982,481	7,562,335	9,544,815	3,502,689	6,042,126			1998
BAYONNE BROADWAY	1,434,737	3,347,719	2,825,469	1,434,737	6,173,188	7,607,924	1,454,367	6,153,557		2004
BRICKTOWN PLAZA	344,884	1,008,941	(307,857)	344,884	701,084	1,045,968	50,634	995,334		2005
BRIDGEWATER PLAZA	350,705	1,361,524	6,068,929	350,705	7,430,453	7,781,158	323,509	7,457,649		2005
CHERRY HILL	2,417,583	6,364,094	1,583,669	2,417,583	7,947,764	10,365,346	6,178,224	4,187,122			1985
MARLTON PIKE	-	4,318,534	9,000	-	4,327,534	4,327,534	1,814,867	2,512,667		1996
CINNAMINSON	652,123	2,608,491	3,448,659	652,123	6,057,150	6,709,273	2,570,735	4,138,538		1996
GARDEN STATE PAVILIONS	7,530,709	10,801,949	(249,040)	7,530,709	10,552,909	18,083,618	1,249,226	16,834,392		2011
EASTWINDOR VILLAGE	9,335,011	23,777,978	63,800	9,335,011	23,841,778	33,176,789	3,196,805	29,979,984	-	2008
HILLSBOROUGH	11,886,809	-	(6,880,755)	5,006,054	-	5,006,054	-	5,006,054			2001
HOLMDEL TOWNE CENTER	10,824,624	43,301,494	5,002,494	10,824,624	48,303,988	59,128,612	12,618,170	46,510,442	26,182,239	2002
HOLMDEL COMMONS	16,537,556	38,759,952	3,442,519	16,537,556	42,202,471	58,740,027	11,798,091	46,941,936	18,964,653	2004
HOWELL PLAZA	311,384	1,143,159	4,694,515	311,384	5,837,674	6,149,058	525,817	5,623,240		2005
MAPLE SHADE	-	9,957,611	(78,995)	-	9,878,615	9,878,615	639,957	9,238,659		2009
NORTH BRUNSWICK	3,204,978	12,819,912	21,300,476	3,204,978	34,120,388	37,325,366	13,175,516	24,149,850	27,001,490	1994
PISCATAWAY TOWN CENTER	3,851,839	15,410,851	692,255	3,851,839	16,103,106	19,954,945	6,075,094	13,879,851	10,741,884	1998
RIDGEWOOD	450,000	2,106,566	1,015,675	450,000	3,122,241	3,572,241	1,328,600	2,243,641		1993
SEA GIRT PLAZA	457,039	1,308,010	1,460,149	457,039	2,768,159	3,225,198	219,802	3,005,396		2005
UNION CRESCENT	7,895,483	3,010,640	25,415,422	8,696,579	27,624,967	36,321,545	5,896,757	30,424,788		2007
WESTMONT	601,655	2,404,604	10,689,752	601,655	13,094,356	13,696,011	4,742,968	8,953,043		1994
WILLOWBROOK PLAZA	15,320,436	40,996,874	(969,688)	15,320,436	40,027,186	55,347,622	7,082,874	48,264,747		2009
SYCAMORE PLAZA	1,404,443	5,613,270	283,450	1,404,443	5,896,720	7,301,163	2,289,963	5,011,200		1998
PLAZA PASEO DEL-NORTE	4,653,197	18,633,584	1,334,022	4,653,197	19,967,606	24,620,803	7,484,306	17,136,497		1998
JUAN TABO, ALBUQUERQUE	1,141,200	4,566,817	264,134	1,141,200	4,830,951	5,972,151	1,795,765	4,176,386		1998
WARM SPRINGS PROMENADE	7,226,363	19,109,946	2,609,141	7,226,363	21,719,087	28,945,450	4,642,620	24,302,830		2009
COMP USA CENTER	2,581,908	5,798,092	(363,745)	2,581,908	5,434,347	8,016,255	2,767,691	5,248,564	2,749,590	2006
DEL MONTE PLAZA	2,489,429	5,590,415	332,589	2,210,000	6,202,433	8,412,434	1,707,367	6,705,067	3,625,911	2006
D'ANDREA MARKETPLACE	11,556,067	29,435,364	(56,105)	11,556,067	29,379,259	40,935,327	4,295,084	36,640,243	14,350,098	2007
KEY BANK BUILDING	1,500,000	40,486,755	-	1,500,000	40,486,755	41,986,755	11,581,670	30,405,086	13,967,886	2006
BRIDGEHAMPTON	1,811,752	3,107,232	24,873,129	1,858,188	27,933,925	29,792,113	15,789,825	14,002,288	33,628,529		1972
GENOVESE DRUG STORE	564,097	2,268,768	-	564,097	2,268,768	2,832,865	568,249	2,264,616		2003
KINGS HIGHWAY	2,743,820	6,811,268	1,338,513	2,743,820	8,149,781	10,893,601	2,423,832	8,469,769		2004
HOMEPORT-RALPH AVENUE	4,414,466	11,339,857	3,227,468	4,414,467	14,567,325	18,981,792	3,378,307	15,603,485		2004
BELLMORE	1,272,269	3,183,547	381,803	1,272,269	3,565,350	4,837,619	999,255	3,838,364	78,209	2004
MARKET AT BAY SHORE	12,359,621	30,707,802	1,145,127	12,359,621	31,852,929	44,212,550	8,591,642	35,620,908		2006
5959 BROADWAY	6,035,726	-	(2,612,192)	3,405,334	18,200	3,423,534	4,651	3,418,883		2008
KEY FOOD OPERATOR ATLANTIC AVE	2,272,500	5,624,589	-	2,272,500	5,624,589	7,897,089	-	7,897,089		2012
KING KULLEN PLAZA	5,968,082	23,243,404	4,934,985	5,980,130	28,166,341	34,146,471	9,678,626	24,467,845		1998
PATHMARK SC	6,714,664	17,359,161	526,939	6,714,664	17,886,100	24,600,764	4,018,260	20,582,504	-	2006
BIRCHWOOD PLAZA COMMACK	3,630,000	4,774,791	274,672	3,630,000	5,049,463	8,679,463	1,299,251	7,380,213		2007
ELMONT	3,011,658	7,606,066	2,204,704	3,011,658	9,810,769	12,822,428	2,597,309	10,225,118		2004
FRANKLIN SQUARE	1,078,541	2,516,581	3,835,813	1,078,541	6,352,394	7,430,934	1,296,602	6,134,332		2004
KISSENA BOULEVARD SC	11,610,000	2,933,487	1,519	11,610,000	2,935,006	14,545,006	807,978	13,737,027		2007
HAMPTON BAYS	1,495,105	5,979,320	3,304,710	1,495,105	9,284,031	10,779,135	5,186,357	5,592,778		1989
HICKSVILLE	3,542,739	8,266,375	1,327,458	3,542,739	9,593,833	13,136,572	2,654,197	10,482,376		2004
TURNPIKE PLAZA	2,471,832	5,839,416	125,480	2,471,832	5,964,896	8,436,728	1,097,876	7,338,852		2011
BIRCHWOOD PLAZA (NORTH & SOUTH)	12,368,330	33,071,495	224,943	12,368,330	33,296,439	45,664,769	5,969,361	39,695,407	12,364,313	2007
501 NORTH BROADWAY	-	1,175,543	607	-	1,176,150	1,176,150	593,997	582,153		2007
MERRYLANE (P/L)	1,485,531	1,749	539	1,485,531	2,288	1,487,819	208	1,487,611		2007
FAMILY DOLLAR UNION TURNPIKE	909,000	2,249,775	-	909,000	2,249,775	3,158,775	-	3,158,775		2012
DOUGLASTON SHOPPING CENTER	3,277,254	13,161,218	3,777,781	3,277,253	16,939,000	20,216,253	3,897,231	16,319,023		2003
KEY FOOD OPERATOR 21ST STREET	1,090,800	2,699,730	-	1,090,800	2,699,730	3,790,530	-	3,790,530		2012
MANHASSET VENTURE LLC	4,567,003	19,165,808	24,661,004	3,471,939	44,921,876	48,393,816	17,724,834	30,668,982		1999
MANHASSET CENTER (residential)	950,000	-	-	950,000	-	950,000	-	950,000		2012
MASPETH QUEENS-DUANE READE	1,872,013	4,827,940	931,187	1,872,013	5,759,126	7,631,139	1,472,344	6,158,795		2004
MASSAPEQUA	1,880,816	4,388,549	964,761	1,880,816	5,353,310	7,234,126	1,594,788	5,639,337		2004
MINEOLA SC	4,150,000	7,520,692	(413,995)	4,150,000	7,106,697	11,256,697	1,506,875	9,749,822		2007
BIRCHWOOD PARK DRIVE (LAND LOT)	3,507,162	4,126	49,191	3,507,406	53,074	3,560,480	466	3,560,014		2007
SMITHTOWN PLAZA	3,528,000	7,364,098	289,959	3,528,000	7,654,056	11,182,056	885,427	10,296,630	-	2009
4452 BROADWAY	12,412,724	-	(5,400,000)	7,012,724	-	7,012,724	-	7,012,724		2007
PREF. EQUITY-30 WEST 21ST STREET	6,250,000	21,974,274	11,441,353	6,250,000	33,415,627	39,665,627	2,291,319	37,374,308	-	2007
PLAINVIEW	263,693	584,031	9,810,734	263,693	10,394,766	10,658,458	5,253,472	5,404,986	13,372,058		1969
POUGHKEEPSIE	876,548	4,695,659	13,008,483	876,548	17,704,142	18,580,690	8,630,708	9,949,982	15,055,537		1972
SYOSSET, NY	106,655	76,197	1,551,676	106,655	1,627,873	1,734,528	987,021	747,507			1990
STATEN ISLAND	2,280,000	9,027,951	7,421,413	2,280,000	16,449,364	18,729,364	9,386,052	9,343,312		1989
STATEN ISLAND	2,940,000	11,811,964	1,191,309	3,148,424	12,794,849	15,943,273	4,920,384	11,022,889		1997
STATEN ISLAND PLAZA	5,600,744	6,788,460	(1,553,829)	5,600,744	5,234,632	10,835,375	303,161	10,532,215		2005
HYLAN PLAZA	28,723,536	38,232,267	33,893,096	28,723,536	72,125,364	100,848,899	19,716,591	81,132,308		2006
STOP N SHOP STATEN ISLAND	4,558,592	10,441,408	155,848	4,558,592	10,597,256	15,155,848	2,977,858	12,177,990		2005
KEY FOOD OPERATOR CENTRAL AVE.	2,787,600	6,899,310	-	2,787,600	6,899,310	9,686,910	-	9,686,910		2012
WHITE PLAINS	1,777,775	4,453,894	2,010,606	1,777,775	6,464,500	8,242,274	1,783,336	6,458,938	2,956,088	2004
CHAMPION FOOD SUPERMARKET	757,500	1,874,813	-	757,500	1,874,813	2,632,313	-	2,632,313		2012
YONKERS	871,977	3,487,909	-	871,977	3,487,909	4,359,886	1,773,622	2,586,264		1998
STRAUSS ROMAINE AVENUE	782,459	1,825,737	586,255	782,459	2,411,992	3,194,451	303,737	2,890,714		2005
BEAVERCREEK	635,228	3,024,722	4,205,673	635,228	7,230,395	7,865,623	4,633,238	3,232,385		1986
OLENTANGY RIVER RD.	764,517	1,833,600	2,340,830	764,517	4,174,430	4,938,947	3,554,751	1,384,196		1988
MONTGOMERY PLAZA	530,893	1,302,656	3,226,699	530,893	4,529,354	5,060,248	414,150	4,646,098		2005
KENT, OH	6,254	3,028,914	-	6,254	3,028,914	3,035,168	1,967,433	1,067,735		1999
KENT	2,261,530	-	-	2,261,530	-	2,261,530	-	2,261,530		1995
NORTH OLMSTED	626,818	3,712,045	35,000	626,818	3,747,045	4,373,862	2,635,775	1,738,087		1999
ORANGE OHIO	3,783,875	-	(2,342,306)	921,704	519,865	1,441,569	-	1,441,569			2001
EDMOND	477,036	3,591,493	375,195	477,036	3,966,688	4,443,724	1,401,219	3,042,505		1997
CENTENNIAL PLAZA	4,650,634	18,604,307	437,071	4,650,634	19,041,378	23,692,012	8,114,100	15,577,912		1998
CANBY SQUARE SHOPPING CENTER	2,727,000	4,347,500	(180,402)	2,727,000	4,167,098	6,894,098	1,058,383	5,835,714		2009
OREGON TRAIL CENTER	5,802,422	12,622,879	(164,516)	5,802,422	12,458,362	18,260,784	2,835,919	15,424,866		2009

	INITIAL COST		SUBSEQUENT					TOTAL COST, NET OF
		BUILDING &	TO		BUILDING &		ACCUMULATED	ACCUMULATED		DATE OF	DATE OF
PROPERTIES	LAND	IMPROVEMENT	ACQUISITION	LAND	IMPROVEMENT	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION	CONSTRUCTION
POWELL VALLEY JUNCTION	5,062,500	3,152,982	(2,801,856)	2,035,125	3,378,501	5,413,626	913,731	4,499,895		2009
MEDFORD CENTER	8,940,798	16,995,113	46,881	8,943,600	17,039,192	25,982,792	3,765,357	22,217,435		2009
MCMINNVILLE	4,062,327	-	881,473	4,062,327	881,473	4,943,800	18,895	4,924,906			2006
PIONEER PLAZA	952,740	6,638,583	3,012,460	3,982,020	6,621,763	10,603,783	2,039,818	8,563,965		2009
ALLEGHENY	-	30,061,177	59,094	-	30,120,271	30,120,271	6,162,210	23,958,061		2004
SUBURBAN SQUARE	70,679,871	166,351,381	4,358,017	71,279,871	170,109,398	241,389,270	34,626,138	206,763,132		2007
CHIPPEWA	2,881,525	11,526,101	153,289	2,881,525	11,679,391	14,560,916	3,911,007	10,649,909	5,919,679	2000
BROOKHAVEN PLAZA	254,694	973,318	(61,414)	254,694	911,903	1,166,598	72,032	1,094,565		2005
CARNEGIE	-	3,298,908	17,747	-	3,316,655	3,316,655	1,105,552	2,211,103		1999
CENTER SQUARE	731,888	2,927,551	1,269,064	731,888	4,196,615	4,928,503	2,250,128	2,678,375		1996
WAYNE PLAZA	6,127,623	15,605,012	210,038	6,135,670	15,807,004	21,942,674	2,118,606	19,824,068	13,803,320	2008
CHAMBERSBURG CROSSING	9,090,288	-	26,037,242	8,790,288	26,337,242	35,127,530	4,038,945	31,088,585			2006
DEVON VILLAGE	4,856,379	25,846,910	-	4,856,379	25,846,910	30,703,289	407,493	30,295,795		2012
EAST STROUDSBURG	1,050,000	2,372,628	1,434,371	1,050,000	3,806,999	4,856,999	2,985,664	1,871,335			1973
RIDGE PIKE PLAZA	1,525,337	4,251,732	3,016,678	1,525,337	7,268,410	8,793,747	1,152,303	7,641,444		2008
EXTON	176,666	4,895,360	-	176,666	4,895,360	5,072,026	1,631,787	3,440,239		1999
EXTON	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,226,069	2,433,370		1996
EASTWICK	889,001	2,762,888	3,074,728	889,001	5,837,616	6,726,617	2,271,015	4,455,603	4,258,331	1997
EXTON PLAZA	294,378	1,404,778	338,373	130,246	1,907,284	2,037,529	175,108	1,862,422		2005
FEASTERVILLE	520,521	2,082,083	2,593,014	520,521	4,675,097	5,195,618	887,834	4,307,784		1996
GETTYSBURG	74,626	671,630	101,519	74,626	773,149	847,775	750,878	96,897		1986
HARRISBURG, PA	452,888	6,665,238	3,969,364	452,888	10,634,601	11,087,489	7,428,586	3,658,903		2002
HAMBURG	439,232	-	2,023,428	494,982	1,967,677	2,462,660	543,391	1,919,269	2,062,577		2000
HAVERTOWN	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,226,069	2,433,370		1996
NORRISTOWN	686,134	2,664,535	3,751,641	774,084	6,328,226	7,102,310	4,249,355	2,852,956		1984
NEW KENSINGTON	521,945	2,548,322	705,540	521,945	3,253,862	3,775,807	2,939,109	836,698		1986
PHILADELPHIA	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,226,069	2,433,370		1996
PHILADELPHIA PLAZA	209,197	1,373,843	16,952	209,197	1,390,795	1,599,992	125,900	1,474,093		2005
STRAUSS WASHINGTON AVENUE	424,659	990,872	468,821	424,659	1,459,693	1,884,352	363,424	1,520,928		2005
WEXFORD PLAZA	6,413,635	9,774,600	5,413,946	6,413,635	15,188,547	21,602,182	1,742,241	19,859,940	12,500,000	2010
242-244 MARKET STREET	704,263	2,117,182	290,927	704,263	2,408,109	3,112,372	104,290	3,008,082		2007
1401 WALNUT ST LOWER ESTATE - UNIT A	-	7,001,199	173,928	-	7,175,127	7,175,127	1,113,355	6,061,771		2008
1401 WALNUT ST LOWER ESTATE	-	32,081,992	(256,606)	-	31,825,386	31,825,386	3,417,725	28,407,661		2008
1831-33 CHESTNUT STREET	1,982,143	5,982,231	(601,274)	1,740,416	5,622,684	7,363,100	258,238	7,104,862		2007
1429 WALNUT STREET-COMMERCIAL	5,881,640	17,796,661	(17,251,273)	4,530,789	1,896,240	6,427,029	1,776,743	4,650,286	6,705,528	2008
1805 WALNUT STREET UNIT A	-	17,311,529	2,929,832	-	20,241,360	20,241,360	424,388	19,816,972		2008
RICHBORO	788,761	3,155,044	12,694,159	976,439	15,661,524	16,637,964	8,557,940	8,080,024	9,353,995	1986
SPRINGFIELD	919,998	4,981,589	10,121,925	920,000	15,103,512	16,023,512	6,559,055	9,464,457		1983
UPPER DARBY	231,821	927,286	5,779,270	231,821	6,706,556	6,938,377	2,604,689	4,333,688	3,345,831	1996
WEST MIFFLIN	1,468,342	-	-	1,468,342	-	1,468,342	-	1,468,342		1986
WHITEHALL	-	5,195,577	-	-	5,195,577	5,195,577	2,175,926	3,019,651		1996
W. MARKET ST.	188,562	1,158,307	-	188,562	1,158,307	1,346,869	1,158,307	188,562		1986
REXVILLE TOWN CENTER	24,872,982	48,688,161	6,073,121	25,678,064	53,956,200	79,634,264	19,860,598	59,773,666	39,022,236	2006
PLAZA CENTRO - COSTCO	3,627,973	10,752,213	1,554,239	3,866,206	12,068,219	15,934,425	5,303,539	10,630,885		2006
PLAZA CENTRO - MALL	19,873,263	58,719,179	7,435,470	19,408,112	66,619,799	86,027,911	28,394,791	57,633,121		2006
PLAZA CENTRO - RETAIL	5,935,566	16,509,748	2,482,741	6,026,070	18,901,985	24,928,055	8,212,600	16,715,455		2006
PLAZA CENTRO - SAM'S CLUB	6,643,224	20,224,758	2,356,555	6,520,090	22,704,447	29,224,537	20,944,334	8,280,203		2006
LOS COLOBOS - BUILDERS SQUARE	4,404,593	9,627,903	1,378,199	4,461,145	10,949,550	15,410,696	6,255,889	9,154,807		2006
LOS COLOBOS - KMART	4,594,944	10,120,147	743,305	4,402,338	11,056,057	15,458,396	6,510,717	8,947,679		2006
LOS COLOBOS I	12,890,882	26,046,669	3,340,866	13,613,375	28,665,042	42,278,417	12,145,876	30,132,541		2006
LOS COLOBOS II	14,893,698	30,680,556	3,367,798	15,142,300	33,799,752	48,942,052	14,422,685	34,519,367		2006
WESTERN PLAZA - MAYAQUEZ ONE	10,857,773	12,252,522	1,296,644	11,241,993	13,164,945	24,406,939	5,724,931	18,682,007		2006
WESTERN PLAZA - MAYAGUEZ TWO	16,874,345	19,911,045	1,732,421	16,872,647	21,645,164	38,517,811	9,464,269	29,053,542		2006
MANATI VILLA MARIA SC	2,781,447	5,673,119	417,977	2,606,588	6,265,955	8,872,543	3,505,919	5,366,624		2006
PONCE TOWN CENTER	14,432,778	28,448,754	4,972,360	14,903,024	32,950,868	47,853,893	8,985,068	38,868,825	22,728,601	2006
TRUJILLO ALTO PLAZA	12,053,673	24,445,858	3,847,438	12,289,288	28,057,682	40,346,970	14,827,153	25,519,817		2006
MARSHALL PLAZA, CRANSTON RI	1,886,600	7,575,302	1,771,187	1,886,600	9,346,489	11,233,089	3,821,835	7,411,254		1998
CHARLESTON	730,164	3,132,092	18,725,743	730,164	21,857,835	22,587,999	6,357,742	16,230,257			1978
CHARLESTON	1,744,430	6,986,094	4,308,629	1,744,430	11,294,723	13,039,153	4,681,114	8,358,040		1995
FLORENCE	1,465,661	6,011,013	849,832	1,465,661	6,860,845	8,326,506	2,476,193	5,850,313		1997
GREENVILLE	2,209,812	8,850,864	887,322	2,209,811	9,738,187	11,947,998	3,849,666	8,098,332		1997
CHERRYDALE POINT	5,801,948	32,055,019	1,165,166	5,801,948	33,220,185	39,022,133	3,676,308	35,345,825	-	2009
WOODRUFF SHOPPING CENTER	3,110,439	15,501,117	1,182,533	3,465,199	16,328,890	19,794,089	980,086	18,814,003		2010
FOREST PARK	1,920,241	9,544,875	-	1,920,241	9,544,875	11,465,115	183,040	11,282,075		2012
MADISON	-	4,133,904	2,880,678	-	7,014,582	7,014,582	5,461,380	1,553,202			1978
HICKORY RIDGE COMMONS	596,347	2,545,033	(2,404,809)	683,820	52,750	736,571	15,667	720,903		2000
TROLLEY STATION	3,303,682	13,218,740	203,711	3,303,682	13,422,451	16,726,133	4,909,872	11,816,262		1998
MARKET PLACE AT RIVERGATE	2,574,635	10,339,449	1,544,098	2,574,635	11,883,547	14,458,182	4,616,355	9,841,827		1998
RIVERGATE, TN	3,038,561	12,157,408	3,914,995	3,038,561	16,072,403	19,110,964	5,793,057	13,317,907		1998
CENTER OF THE HILLS, TX	2,923,585	11,706,145	1,106,611	2,923,585	12,812,756	15,736,341	5,106,895	10,629,446	9,876,829	2008
ARLINGTON	3,160,203	2,285,378	490,738	3,160,203	2,776,116	5,936,320	891,995	5,044,325		1997
DOWLEN CENTER	2,244,581	-	(722,251)	484,828	1,037,502	1,522,330	87,738	1,434,592			2002
GATEWAY STATION	1,373,692	28,145,158	14,389	1,374,880	28,158,358	29,533,238	903,104	28,630,133	-	2011
BAYTOWN	500,422	2,431,651	681,655	500,422	3,113,306	3,613,728	1,201,001	2,412,727		1996
LAS TIENDAS PLAZA	8,678,107	-	25,971,206	7,943,925	26,705,388	34,649,313	2,393,126	32,256,187			2005
CORPUS CHRISTI, TX	-	944,562	3,526,281	-	4,470,843	4,470,843	1,216,263	3,254,579		1997
ISLAND GATE PLAZA	4,343,000	4,723,215	230,224	4,343,000	4,953,438	9,296,438	293,813	9,002,625		2011
PRESTON LEBANON CROSSING	13,552,180	-	25,307,090	12,163,694	26,695,576	38,859,270	2,377,064	36,482,206			2006
LAKE PRAIRIE TOWN CROSSING	7,897,491	-	24,220,124	6,783,464	25,334,151	32,117,615	2,783,528	29,334,087			2006
CENTER AT BAYBROOK	6,941,017	27,727,491	9,849,161	7,063,186	37,454,483	44,517,669	11,379,867	33,137,802		1998
HARRIS COUNTY	1,843,000	7,372,420	2,272,522	2,003,260	9,484,682	11,487,942	3,459,942	8,028,000		1997
CYPRESS TOWNE CENTER	6,033,932	-	1,041,845	2,251,666	4,824,111	7,075,777	211,531	6,864,246			2003
SHOPS AT VISTA RIDGE	3,257,199	13,029,416	332,552	3,257,199	13,361,967	16,619,167	5,201,257	11,417,909		1998
VISTA RIDGE PLAZA	2,926,495	11,716,483	2,239,786	2,926,495	13,956,270	16,882,764	5,297,941	11,584,823		1998
VISTA RIDGE PHASE II	2,276,575	9,106,300	1,226,061	2,276,575	10,332,361	12,608,936	3,536,613	9,072,324		1998
SOUTH PLAINES PLAZA, TX	1,890,000	7,555,099	444,355	1,890,000	7,999,454	9,889,454	2,978,446	6,911,008		1998
LAKE JACKSON	1,562,328	4,144,212	-	1,562,328	4,144,212	5,706,540	153,224	5,553,316		2012
MESQUITE	520,340	2,081,356	1,081,051	520,340	3,162,408	3,682,747	1,360,886	2,321,862		1995
MESQUITE TOWN CENTER	3,757,324	15,061,644	2,394,853	3,757,324	17,456,497	21,213,821	6,637,964	14,575,857		1998

	INITIAL COST		SUBSEQUENT					TOTAL COST, NET OF
		BUILDING &	TO		BUILDING &		ACCUMULATED	ACCUMULATED		DATE OF	DATE OF
PROPERTIES	LAND	IMPROVEMENT	ACQUISITION	LAND	IMPROVEMENT	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION	CONSTRUCTION
NEW BRAUNSFELS	840,000	3,360,000	-	840,000	3,360,000	4,200,000	820,144	3,379,856		2003
PARKER PLAZA	7,846,946	-	-	7,846,946	-	7,846,946	-	7,846,946			2005
PLANO	500,414	2,830,835	-	500,414	2,830,835	3,331,249	1,174,107	2,157,142		1996
SOUTHLAKE OAKS	3,011,260	7,703,844	(62,791)	3,019,951	7,632,363	10,652,313	2,009,778	8,642,536	6,192,143	2008
WOODBRIDGE SHOPPING CENTER	2,568,705	6,813,716	-	2,568,705	6,813,716	9,382,421	222,553	9,159,869		2012
WEST OAKS	500,422	2,001,687	325,191	500,422	2,326,878	2,827,300	875,080	1,952,220		1996
OGDEN	213,818	855,275	4,084,007	850,699	4,302,401	5,153,100	1,960,182	3,192,918			1967
COLONIAL HEIGHTS	125,376	3,476,073	294,598	125,376	3,770,671	3,896,047	1,241,353	2,654,695		1999
OLD TOWN VILLAGE	4,500,000	41,569,735	(2,194,866)	4,300,819	39,574,050	43,874,869	2,185,444	41,689,424		2007
RICHMOND	82,544	2,289,288	280,600	82,544	2,569,889	2,652,432	727,619	1,924,813		1999
RICHMOND	670,500	2,751,375	-	670,500	2,751,375	3,421,875	1,241,294	2,180,580		1995
VALLEY VIEW SHOPPING CENTER	3,440,018	8,054,004	922,790	3,440,018	8,976,794	12,416,812	1,945,689	10,471,123		2004
POTOMAC RUN PLAZA	27,369,515	48,451,209	(639,454)	27,369,515	47,811,755	75,181,270	10,338,425	64,842,845	40,997,953	2008
MANCHESTER SHOPPING CENTER	2,722,461	6,403,866	639,555	2,722,461	7,043,421	9,765,882	2,278,877	7,487,005		2004
AUBURN NORTH	7,785,841	18,157,625	60,221	7,785,841	18,217,846	26,003,688	5,120,435	20,883,253		2007
FRONTIER VILLAGE SHOPPING CTR.	10,750,863	34,566,734	96,299	10,750,863	34,663,033	45,413,896	936,452	44,477,445	32,418,427	2012
OLYMPIA WEST OUTPARCEL	360,000	799,640	40,360	360,000	840,000	1,200,000	15,400	1,184,600		2012
SILVERDALE PLAZA	3,875,013	32,083,427	205,450	3,875,013	32,288,878	36,163,890	907,828	35,256,063	25,050,616	2012
CHARLES TOWN	602,000	3,725,871	11,269,416	602,000	14,995,287	15,597,287	8,669,491	6,927,796		1985
BLUE RIDGE	12,346,900	71,529,796	(8,432,419)	17,608,591	57,835,686	75,444,277	16,200,943	59,243,334	14,561,754	2005
MICROPROPERTIES	24,206,390	56,481,576	-	24,206,390	56,481,576	80,687,966	2,096,513	78,591,453		2012
BRAZIL-RIO CLARO	1,300,000	-	3,772,616	1,485,574	3,587,042	5,072,616	255,004	4,817,612			2009
BRAZIL-VALINHOS	5,204,507	14,997,200	7,368,362	1,777,214	25,792,855	27,570,069	1,073,687	26,496,382			2008
CHILE-EKONO	414,730	-	782,802	477,858	719,674	1,197,532	93,789	1,103,743			2008
CHILE-VICUNA MACKENA	362,556	5,205,439	(1,083,208)	2,083,831	2,400,956	4,484,787	218,218	4,266,569	40,336,996		2008
CHILE-VINA DEL MAR	11,096,948	720,781	57,366,844	17,095,769	52,088,804	69,184,573	848,759	68,335,814			2008
MEXICO-HERMOSILLO	11,424,531	-	32,709,395	11,933,599	32,200,327	44,133,926	1,639,074	42,494,852			2008
MEXICO-GIGANTE ACQ.	7,568,417	19,878,026	(5,696,608)	5,866,102	15,883,733	21,749,835	3,970,928	17,778,908		2007
MEXICO-MOTOROLA	47,272,528	-	57,967,312	39,201,766	66,038,074	105,239,840	2,993,678	102,246,162			2006
MEXICO-NON ADM BT-LOS CABOS	10,873,070	1,257,517	9,050,975	9,127,801	12,053,761	21,181,563	2,078,591	19,102,972		2007
MEXICO-NON ADM-GRAN PLZ CANCUN	13,976,402	30,219,719	(9,417,640)	15,782,094	18,996,388	34,778,481	5,092,210	29,686,271		2007
MEXICO-NON BUS ADM-MULT.CANCUN	4,471,987	-	12,789,095	4,650,512	12,610,570	17,261,082	450,635	16,810,447		2007
MEXICO-PLAZA SORIANA	2,639,975	346,945	257,302	2,384,667	859,555	3,244,222	-	3,244,222		2007
MEXICO-PLAZA CENTENARIO	3,388,861	-	3,914,208	2,698,888	4,604,181	7,303,069	566,388	6,736,681		2007
MEXICO-NON BUS.ADM -LINDAVISTA	19,352,453	-	24,362,687	16,484,680	27,230,460	43,715,140	2,761,512	40,953,628			2006
MEXICO-NONADM BUS-NUEVO LAREDO	10,627,540	-	19,967,340	8,697,111	21,897,768	30,594,879	4,266,135	26,328,744			2006
MEXICO-NON ADM-PLAZA LAGO REAL	11,336,743	-	18,051,588	9,521,305	19,867,026	29,388,331	631,171	28,757,159		2007
MEXICO-MULTIPLAZA OJO DE AGUA	4,089,067	-	11,247,962	4,244,783	11,092,246	15,337,029	1,072,271	14,264,758		2008
MEXICO-PACHUCA (WALMART)	3,621,985	-	5,711,916	3,253,476	6,080,425	9,333,901	1,838,821	7,495,080			2005
MEXICO-NON ADM -PLAZA SAN JUAN	9,631,035	-	2,494,078	6,586,692	5,538,421	12,125,113	524,000	11,601,113			2006
MEXICO-RHODESIA	3,924,464	-	9,767,648	4,517,829	9,174,283	13,692,112	894,726	12,797,386			2009
MEXICO-RIO BRAVO HEB	2,970,663	-	12,816,912	2,860,837	12,926,738	15,787,575	1,864,929	13,922,646		2008
MEXICO-SALTILLO 2	11,150,023	-	16,604,023	9,425,609	18,328,437	27,754,046	4,974,037	22,780,009			2005
MEXICO-SAN PEDRO	3,309,654	13,238,616	(3,098,054)	3,443,840	10,006,376	13,450,216	5,825,049	7,625,167		2006
MEXICO-TAPACHULA	13,716,428	-	19,589,751	11,329,441	21,976,738	33,306,179	1,375,665	31,930,514		2007
MEXICO-TIJUANA 2000 LAND PURCHASE	1,200,000	-	62,833	1,262,833	-	1,262,833	-	1,262,833		2009
MEXICO-WALDO ACQ.	8,929,278	16,888,627	(6,134,466)	7,135,228	12,548,212	19,683,439	2,457,726	17,225,713		2007
PERU-CAMPOY	2,675,461	-	278,383	2,784,870	168,974	2,953,844	0	2,953,844			2011
PERU-LIMA	811,916	-	2,453,532	1,051,179	2,214,269	3,265,448	140,510	3,124,938			2008
BALANCE OF PORTFOLIO	133,248,688	4,492,127	11,287,272	1,763,183	147,264,903.95	149,028,087	40,346,030	108,682,055
TOTALS	2,239,195,318	4,916,652,429	1,791,438,899	2,045,185,881	6,902,100,765	8,947,286,646	1,745,461,577	7,201,825,069	1,003,189,611

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	15 to 50 years
Fixtures, building and leasehold improvements (including certain identified intangible assets)	Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $7.9 billion at December 31, 2012.

The changes in total real estate assets for the years ended December 31, 2012, 2011 and 2010, are as follows:

	2012	2011	2010
Balance, beginning of period	8,771,256,852	8,587,378,001	8,877,013,625
Acquisitions	411,166,315	406,431,259	83,833,304
Improvements	85,801,777	118,072,955	115,592,035
Transfers from (to) unconsolidated joint ventures	212,231,319	(49,812,485)	115,482,953
Sales	(503,767,086)	(186,887,870)	(603,652,663)
Assets held for sale	(9,845,065)	(4,503,823)	(4,445,309)
Adjustment of fully depreciated assets	(21,711,782)	(27,412,282)	(15,047,644)
Adjustment of property carrying values	(34,121,504)	(4,616,890)	(17,601,053)
Change in exchange rate	36,275,820	(67,392,013)	36,202,753
Balance, end of period	8,947,286,646	8,771,256,852	8,587,378,001

The changes in accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Balance, beginning of period	1,693,089,989	1,549,380,256	1,343,148,498
Depreciation for year	248,426,786	237,782,626	244,903,628
Transfers (to) unconsolidated joint ventures	(8,390,550)	(2,725,794)	-
Sales	(161,515,292)	(59,086,170)	(23,610,893)
Adjustment of fully depreciated assets	(21,711,782)	(27,412,282)	(15,047,644)
Assets held for sale	(6,582,611)	(633,676)	(13,333)
Change in exchange rate	2,145,037	(4,214,971)
Balance, end of period	1,745,461,577	1,693,089,989	1,549,380,256

Reclassifications:
Certain Amounts in the Prior Period Have Been Reclassified in Order to Conform with the Current Period's Presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2012
(in thousands)

Type of Loan/Borrower	Description	Location (c)	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Amount of Mortgages or Maximum Available Credit (b)	Carrying Amount of Mortgages (b) (c)

Mortgage Loans:
Borrower A	Retail Development	Ontario, Canada	8.50%	8.50%	4/13/2013	I	-	$16,906	$16,897
Borrower B	Apartments	Montreal, Canada	8.50%	8.50%	6/27/2013	P& I	-	23,800	7,016
Borrower C	Senior Living Center	Parker, CO	7.00%	7.00%	12/31/2013	P& I	-	4,358	4,358
Borrower D	Retail	Jacksonville, FL	6.00%	6.00%	11/2/2013	P&I	-	4,221	4,221
Borrower E	Retail	Arboledas, Mexico	8.10%	8.10%	12/16/2013	P&I	-	13,000	3,835
Borrower F	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P&I	-	6,509	3,792
Borrower G	Retail	Las Vegas, NV	10.00%	10.00%	5/14/2033	I	-	3,075	3,075
Borrower H	Retail	Guadalajara, Mexico	12.00%	12.00%	9/1/2016	P&I	-	5,307	2,706
Borrower I	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P&I	-	4,201	2,633
Borrower J	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P&I	-	3,966	2,584
Borrower K	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P&I	-	3,678	2,394
Individually < 3%	(d)		(e)	(e)	(f)		-	15,779	13,800
								104,800	67,311
Lines of Credit:

Individually < 3%			8.00%	8.00%	12/31/2013			2,400	1,405

Other:

Individually < 3%			(g)	(g)	(h)			2,050	1,952

Capitalized loan costs									36

Total								$109,250	$70,704

(a)      I = Interest only; P&I  = Principal  & Interest
(b)     The instruments actual cash flows are denominated in U.S. dollars, Canadian dollars and Mexican pesos as indicated by the geographic location above
(c)     The aggregate cost for Federal income tax purposes is $70.7 million
(d)     Comprised of 14 separate loans with original loan amounts ranging between $0.4 million and $3.3 million
(e)     Interest rates range from 6.00% to 12.00%
(f)      Maturity dates range from one to 18 years
(g)     Interest rates range from 2.28% to 5.50%
(h)     Maturity dates range from six to 15 years
For a reconcilition of mortgage and other financing receivables from January 1, 2010 to December 31, 2012 see Note 11 of the Notes to Consolidated Financial Statements included in this annual report of Form 10K.

The Company feels it is not practicable to estimate the fair value of each receivable as quoted market prices are not available.

The cost of obtaining an independent valuation on these assets is deemed excessive considering the materiality of the total receivables.