Form 10-Q
period 2013-03-31
KIMCO REALTY CORP
filed 2013-05-06
CIK 879101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 24, 2013, the registrant had 408,754,457 shares of common stock outstanding.

 KIMCO REALTY CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except share information)

	March 31, 2013	December 31, 2012
Assets:
Operating real estate, net of accumulated depreciation of $1,801,679 and $1,745,462, respectively	$7,307,210	$7,104,562
Investments and advances in real estate joint ventures	1,442,240	1,428,155
Real estate under development	97,260	97,263
Other real estate investments	334,082	317,557
Mortgages and other financing receivables	72,361	70,704
Cash and cash equivalents	166,894	141,875
Marketable securities	76,786	36,541
Accounts and notes receivable	164,510	171,540
Other assets	400,492	383,037
Total assets	$10,061,835	$9,751,234

Liabilities:
Notes payable	$3,337,420	$3,192,127
Mortgages payable	1,113,653	1,003,190
Dividends payable	99,156	96,518
Other liabilities	469,494	445,843
Total liabilities	5,019,723	4,737,678
Redeemable noncontrolling interests	86,324	81,076

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,961,200 shares, 102,000 shares issued and outstanding (in series) Aggregate liquidation preference $975,000	102	102
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 408,622,972 and 407,782,102 shares, respectively	4,086	4,078
Paid-in capital	5,667,845	5,651,170
Cumulative distributions in excess of net income	(856,620)	(824,008)
Accumulated other comprehensive income	(27,678)	(66,182)
Total stockholders' equity	4,787,735	4,765,160
Noncontrolling interests	168,053	167,320
Total equity	4,955,788	4,932,480
Total liabilities and equity	$10,061,835	$9,751,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

 KIMCO REALTY CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
 (in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Revenues
Revenues from rental properties	$232,785	$214,564
Management and other fee income	8,393	9,425

Total revenues	241,178	223,989

Operating expenses
Rent	3,325	3,263
Real estate taxes	29,855	28,152
Operating and maintenance	28,849	26,415
General and administrative expenses	34,119	34,414
Provision for doubtful accounts	1,960	3,097
Impairment charges	3,198	233
Depreciation and amortization	62,738	59,556
Total operating expenses	164,044	155,130

Operating income	77,134	68,859

Other income/(expense)
Mortgage financing income	986	2,007
Interest, dividends and other investment income	2,663	164
Other expense, net	(3,485)	(3,597)
Interest expense	(53,624)	(57,283)
Income from other real estate investments	403	727

Income from continuing operations before income taxes, equity in income of joint ventures, gains on change in control of interests and equity in income from other real estate investments	24,077	10,877

Provision for income taxes, net	(15,133)	(4,054)
Equity in income of joint ventures, net	24,111	34,738
Gains on change in control of interests	23,170	2,008
Equity in income of other real estate investments, net	11,163	11,027

Income from continuing operations	67,388	54,596

Discontinued operations
Income from discontinued operating properties, net of tax	115	1,497
Impairment/loss on operating properties sold, net of tax	(31)	(8,924)
Gain on disposition of operating properties	2,496	11,979
Income from discontinued operations	2,580	4,552

Gain on sale of operating properties, net of tax	540	-

Net income	70,508	59,148

Net income attributable to noncontrolling interests	(2,738)	(5,510)

Net income attributable to the Company	67,770	53,638

Preferred stock dividends	(14,573)	(15,574)

Net income available to the Company's common shareholders	$53,197	$38,064

Per common share:
Income from continuing operations:
-Basic	$0.12	$0.09
-Diluted	$0.12	$0.09
Net income attributable to the Company:
-Basic	$0.13	$0.09
-Diluted	$0.13	$0.09

Weighted average shares:
-Basic	406,662	406,272
-Diluted	407,666	407,279

Amounts attributable to the Company's common shareholders:
Income from continuing operations	$50,605	$35,754
Income from discontinued operations	2,592	2,310
Net income	$53,197	$38,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$70,508	$59,148
Other comprehensive income:
Change in unrealized gain on marketable securities, net	6,767	1,159
Change in unrealized gain on interest rate swaps, net	-	193
Change in foreign currency translation adjustment, net	33,010	54,178
Other comprehensive income	39,777	55,530

Comprehensive income	110,285	114,678

Comprehensive income attributable to noncontrolling interests	(4,011)	(8,777)

Comprehensive income attributable to the Company	$106,274	$105,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2013 and 2012
(in thousands)

	Cumulative Distributions in Excessof Net	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2012	$(702,999)	$(107,660)	954	$954	406,938	$4,069	$5,492,022	$4,686,386	$193,757	$4,880,143

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	822	822

Comprehensive income:
Net income	53,638	-	-	-	-	-	-	53,638	5,510	59,148
Other comprehensive income:
Change in unrealized gain on marketable securities	-	1,159	-	-	-	-	-	1,159	-	1,159
Change in unrealized gain on interest rate swaps	-	193	-	-	-	-	-	193	-	193
Change in foreign currency translation adjustment	-	50,911	-	-	-	-	-	50,911	3,267	54,178

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(1,582)	(1,582)
Dividends ($0.19 per common share; $0.4156 per Class F Depositary Share, $0.4844 per Class G Depositary Share, $0.4313 per Class H Depositary Share and $0.0458 per Class I Depositary Share, respectively)	(92,887)	-	-	-	-	-	-	(92,887)	-	(92,887)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(5,362)	(5,362)
Issuance of common stock	-	-	-	-	1,093	11	18,055	18,066	-	18,066
Surrender of common stock	-	-	-	-	(53)	-	(1,023)	(1,023)	-	(1,023)
Repurchase of common stock	-	-	-	-	(1,385)	(14)	(26,082)	(26,096)	-	(26,096)
Issuance of preferred stock	-	-	16	16	-	-	387,214	387,230	-	387,230
Exercise of common stock options	-	-	-	-	320	3	4,767	4,770	-	4,770
Amortization of equity awards	-	-	-	-	-	-	4,815	4,815	-	4,815
Balance, March 31, 2012	$(742,248)	$(55,397)	970	$970	406,913	$4,069	$5,879,768	$5,087,162	$196,412	$5,283,574

Balance, January 1, 2013	$(824,008)	$(66,182)	102	$102	407,782	$4,078	$5,651,170	$4,765,160	$167,320	$4,932,480

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	49	49

Comprehensive income:
Net income	67,770	-	-	-	-	-	-	67,770	2,738	70,508
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	6,767	-	-	-	-	-	6,767	-	6,767
Change in unrealized gain on interest rate swaps	-	-	-	-	-	-	-	-	-	-
Change in foreign currency translation adjustment	-	31,737	-	-	-	-	-	31,737	1,273	33,010

Redeemable noncontrolling interests	-	-		-	-	-	-	-	(1,415)	(1,415)
Dividends ($0.21 per common share; $0.4313 per Class H Depositary Share and $0.3750 per Class I Depositary Share, and $0.3438 per Class J Depositary Share. and $0.3516 per) Class K Depositary Share, respectively)	(100,382)	-	-	-	-	-	-	(100,382)	-	(100,382)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,912)	(1,912)
Issuance of common stock	-	-	-	-	555	5	9,078	9,083	-	9,083
Surrender of restricted stock	-	-	-	-	(90)	(1)	(1,948)	(1,949)	-	(1,949)
Exercise of common stock options	-	-	-	-	376	4	5,768	5,772	-	5,772
Amortization of equity awards	-	-	-	-	-	-	3,777	3,777	-	3,777
Balance, March 31, 2013	$(856,620)	$(27,678)	102	$102	408,623	$4,086	$5,667,845	$4,787,735	$168,053	$4,955,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flow from operating activities:
Net income	$70,508	$59,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,773	64,885
Impairment charges	3,229	9,563
Gain on sale of operating properties	(3,577)	(11,979)
Equity in income of joint ventures, net	(24,111)	(34,738)
Gains on change in control of interests	(23,170)	(2,008)
Equity in income from other real estate investments, net	(11,163)	(11,027)
Distributions from joint ventures and other real estate investments	43,321	60,453
Change in accounts and notes receivable	7,030	13,563
Change in accounts payable and accrued expenses	18,277	17,215
Change in other operating assets and liabilities	6,768	(8,201)
Net cash flow provided by operating activities	149,885	156,874

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(83,276)	(142,187)
Acquisition of and improvements to real estate under development	(110)	(47)
Investment in marketable securities	(33,588)	-
Proceeds from sale/repayments of marketable securities	164	84
Investments and advances to real estate joint ventures	(41,153)	(40,090)
Reimbursements of investments and advances to real estate joint ventures	20,958	42,267
Investment in other real estate investments	(22,818)	(2,553)
Reimbursements of investments and advances to other real estate investments	1,050	6,024
Investment in mortgage loans receivable	(5,057)	-
Collection of mortgage loans receivable	6,022	1,635
Investment in other investments	(21,366)	(436)
Reimbursements of other investments	463	8,235
Proceeds from sale of operating properties	17,114	94,589
Net cash flow used for investing activities	(161,597)	(32,479)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(16,538)	(81,048)
Principal payments on rental property debt	(6,281)	(6,312)
Proceeds from mortgage/construction loan financings	5,374	6,276
Borrowings/(repayments) under unsecured revolving credit facility, net	250,000	(185,570)
Borrowings under unsecured term loan	78,118	-
Repayments under unsecured term loan/notes	(178,309)	-
Financing origination costs	(1,159)	(158)
Redemption of/distribution to noncontrolling interests	(2,502)	(1,912)
Dividends paid	(97,744)	(92,158)
Proceeds from issuance of stock	5,772	392,001
Repurchase of common stock	-	(26,096)
Net cash flow provided by financing activities	36,731	5,023

Change in cash and cash equivalents	25,019	129,418

Cash and cash equivalents, beginning of year	141,875	112,882
Cash and cash equivalents, end of year	$166,894	$242,300

Interest paid during the year (net of capitalized interest of $219 and $627, respectively)	$37,425	$36,611

Income taxes paid during the year	$111	$626

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and Subsidiaries, (the “Company”). The Company’s Subsidiaries includes subsidiaries which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information furnished in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2012 Annual Report on Form 10-K for the year ended December 31, 2012 ("10-K"), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended March 31,
	2013	2012
Computation of Basic Earnings Per Share:

Income from continuing operations	$67,388	$54,596
Gain on sale of operating properties, net of tax	540	-
Net income attributable to noncontrolling interests	(2,738)	(5,510)
Discontinued operations attributable to noncontrolling interests	(12)	2,242
Preferred stock dividends	(14,573)	(15,574)
Income from continuing operations available to the common shareholders	50,605	35,754
Earnings attributable to unvested restricted shares	(390)	(338)
Income from continuing operations attributable to common shareholders	50,215	35,416
Income from discontinued operations attributable to the Company	2,592	2,310
Net income attributable to the Company’s common shareholders for basic earnings per share	$52,807	$37,726

Weighted average common shares outstanding	406,662	406,272

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.12	$0.09
Income from discontinued operations	0.01	-
Net income	$0.13	$0.09

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$50,215	$35,416
Income from discontinued operations attributable to the Company	2,592	2,310
Net income attributable to the Company’s common shareholders for diluted earnings per share	$52,807	$37,726

Weighted average common shares outstanding – basic	406,662	406,272
Effect of dilutive securities (a):
Equity awards	1,004	1,007
Shares for diluted earnings per common share	407,666	407,279

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.12	$0.09
Income from discontinued operations	0.01	-
Net income	$0.13	$0.09

(a)   For the three months ended March 31, 2013 and 2012, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.  Additionally, there were 12,295,607 and 14,520,258 stock options that were not dilutive at March 31, 2013 and 2012, respectively.

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

New Accounting Pronouncements -

In February 2013, the FASB issued new guidance regarding liabilities, Accounting Standards Update ("ASU") 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligations. The Company is currently assessing the impact that the adoption of ASU 2013-04 will have on the Company’s financial position and/or results of operations.

In January 2013, the FASB released ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This guidance is the culmination of the board’s redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote).  The new requirements were effective for public companies in interim and annual reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have a material impact on the Company’s financial statement presentation or disclosures.

In December 2011, the FASB released ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU 2011-11 are effective for reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The adoption of ASU 2011-11 did not have a material impact on the Company’s financial statement disclosures.

Reclassifications –

Certain reclassifications have been made to previously recorded amounts to conform to the current year presentation. Specifically, the Company is presenting on its Condensed Consolidated Statements of Income its provision for doubtful accounts as a separate line item included in Operating expenses, which during 2012 was included in Revenues from rental properties.  Additionally, the Company made certain other immaterial reclassifications to the Company’s Condensed Consolidated Balance Sheets as of December 31, 2012 to conform to the current presentation.

2. Operating Property Activities

Acquisitions -

During the three months ended March 31, 2013, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Other	Total	GLA*
Santee Trolley Square(1)	Santee, CA	Jan-13	$26,863	$48,456	$22,681	$98,000	311
Shops at Kildeer (2)	Kildeer, IL	Jan-13	-	32,724	-	32,724	168
Village Commons S.C.	Tallahassee, FL	Jan-13	7,100	-	-	7,100	125
Putty Hill Plaza (3)	Baltimore, MD	Jan-13	4,592	9,115	489	14,196	91
Columbia Crossing II S.C.	Columbia, MD	Jan-13	21,800		-	21,800	101
Roseville Plaza (Parcel)	Roseville, MN	Jan-13	5,143		-	5,143	80
Wilton River Park (4)	Wilton, CT	Mar-13	777	36,000	5,223	42,000	187
			$66,275	$126,295	$28,393	$220,963	1,063
* Gross leasable area ("GLA")

(1)   This property was acquired from a joint venture in which the Company had a 45% noncontrolling interest.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a gain of $22.7 million, before income tax, from the fair value adjustment associated with the Company’s original ownership due to a change in control, which is reflected in the purchase price above in Other.
(2)   This property was acquired from a joint venture in which the Company had a 19% noncontrolling interest.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance.  This transaction resulted in a change in control with no gain or loss recognized.
(3)   The Company acquired the remaining 80% interest in an operating property from an unconsolidated joint venture in which the Company had a 20% noncontrolling interest.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a gain of $0.5 million from the fair value adjustment associated with the Company’s original ownership due to a change in control, which is reflected in the purchase price above in Other.
(4)   The acquisition of this property included the issuance of $5.2 million of redeemable units, which are redeemable at the option of the holder after one year and earn a yield of 6% per annum, which is included in the purchase price above in Other.  In connection with this transaction, the Company provided the sellers a $5.2 million loan at a rate of 6.5%, which is secured by the redeemable units.

The aggregate purchase price of the properties acquired during the three months ended March 31, 2013 has been allocated as follows (in thousands):

Land	$71,797
Buildings	106,554
Above Market Rents	6,300
Below Market Rents	(7,134)
In-Place Leases	11,309
Building Improvements	28,161
Tenant Improvements	5,892
Mortgage Fair Value Adjustment	(2,237)
Other Assets	1,054
Other Liabilities	(733)
$220,963

Dispositions –

During the three months ended March 31, 2013, the Company disposed of two operating properties, in separate transactions, for an aggregate sales price of $10.3 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $2.5 million.

Impairment Charges -

During the three months ended March 31, 2013, the Company recognized an aggregate impairment charge of $2.8 million relating to its investment in two operating properties, which is included in Impairment charges under Operating expenses on the Company’s Condensed Consolidated Statements of Income.  The aggregate book value of these properties was $17.5 million. The estimated fair value of these properties is based upon purchase price offers aggregating $14.7 million.  These impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions (see Footnote 12).

3. Discontinued Operations

The Company reports as discontinued operations, properties held-for-sale as of the end of the current period and assets sold during the period. The results of these discontinued operations are included as a separate component of income on the Condensed Consolidated Statements of Income under the caption Discontinued operations.  This reporting has resulted in certain reclassifications of 2012 financial statement amounts.

The components of income and expense relating to discontinued operations for the three months ended March 31, 2013 and 2012 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2013 and 2012 and the operations for the applicable period for those assets classified as held-for-sale as of March 31, 2013 (in thousands):

	Three Months Ended March 31,
	2013	2012
Discontinued operations:
Revenues from rental property	$378	$12,057
Rental property expenses	(18)	(4,725)
Depreciation and amortization	(35)	(5,330)
Provision for doubtful accounts	(256)	(331)
Interest expense	-	(210)
Other expense, net	(3)	(97)
Income from discontinued operating properties, before income taxes	66	1,364
Impairment of property carrying value, before income taxes	(31)	(9,330)
Gain on disposition of operating properties	2,496	11,979
Benefit for income taxes, net	49	539
Income from discontinued operating properties	2,580	4,552
Net loss/(income) attributable to noncontrolling interests	12	(2,242)
Income from discontinued operations attributable to the Company	$2,592	$2,310

During the three months ended March 31, 2013, the Company classified as held-for-sale one operating property, comprising 14,600 square feet of GLA.  The book value of this property was $0.2 million, net of accumulated depreciation of $0.9 million, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.   The book value of this property did not exceed its estimated fair value, less costs to sell, and as such no impairment charge was recognized.  The Company’s determination of the fair value of this property of $0.2 million was based upon an executed contract of sale with a third party.   In addition, the Company completed the sale of one operating property during the three months ended March 31, 2013 which was classified as held-for-sale during 2012 (this disposition is included in Footnote 2 above).

4. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at March 31, 2013 and December 31, 2012 (in millions, except number of properties):

	As of March 31, 2013					As of December 31, 2012
Venture	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	61	10.7	$2,733.0	$170.2	15.0%	61	10.7	$2,744.9	$170.1
Kimco Income Opportunity Portfolio (“KIR”) (2)	45.0%	58	12.4	1,544.3	140.5	45.0%	58	12.4	1,543.2	140.3
UBS Programs (“UBS”) (2)(7)*	17.9%	39	5.6	1,260.1	58.0	17.9%	40	5.7	1,260.1	58.4
BIG Shopping Centers (2)*	37.9%	21	3.4	518.4	32.4	37.7%	22	3.6	547.7	31.3
The Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	6	2.4	436.0	148.7	55.0%	6	2.4	436.1	149.5
Kimco Income Fund (2)(6)	29.8%	12	1.5	287.3	32.2	15.2%	12	1.5	287.0	12.3
SEB Immobilien (2)	15.0%	13	1.8	361.4	1.3	15.0%	13	1.8	361.2	1.5
Other Institutional Programs (2) (8)	Various	57	2.5	451.6	16.9	Various	58	2.6	499.2	21.3
RioCan	50.0%	45	9.3	1,349.3	103.5	50.0%	45	9.3	1,379.3	111.0
Intown (3)	-	138	N/A	844.1	83.1	-	138	N/A	841.0	86.9
Latin America	Various	131	18.0	1,192.2	342.6	Various	131	18.0	1,198.1	334.2
Other Joint Venture Programs (4) (5)	Various	86	13.1	1,819.4	312.8	Various	87	13.2	1,846.7	311.4
Total		667	80.7	$12,797.1	$1,442.2		671	81.2	$12,944.5	$1,428.2
*  Ownership % is a blended rate

The table below presents the Company’s share of net income/(loss) for the above investments which is included in the Company’s Consolidated Statements of Income in Equity in income of joint ventures, net for the three months ended March 31, 2013 and 2012 (in millions):

	Three months ended March 31,
	2013	2012
KimPru and KimPru II (12)	$2.0	$2.0
KIR	7.1	6.0
UBS Programs	0.9	(0.2)
BIG Shopping Centers (9)	2.0	(0.7)
CPP	1.5	1.3
Kimco Income Fund	0.7	0.8
SEB Immobilien	0.3	0.1
Other Institutional Programs	0.3	3.0
RioCan	6.2	5.2
Intown	(0.2)	0.5
Latin America (14)	1.6	2.7
Other Joint Venture Programs (5) (8) (10) (11) (13)	1.7	14.0
Total	$24.1	$34.7

(1)   This venture represents four separate joint ventures, with four separate accounts managed by Prudential Real Estate Investors (“PREI”), three of these ventures are collectively referred to as KimPru and the remaining venture is referred to as KimPru II.
(2)   The Company manages these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees.
(3)   The Company’s share of this investment is subject to fluctuation and is dependent upon property cash flows.

(4)   During the three months ended March 31, 2013, the Company amended one of its Canadian preferred equity investment agreements to restructure the investment as a pari passu joint venture in which the Company holds a noncontrolling interest.  As a result of this transaction, the Company continues to account for its investment in this joint venture under the equity method of accounting and includes this investment in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets.
(5)   During the three months ended March 31, 2013, a joint venture in which the Company held a noncontrolling interest sold an operating property to the Company for a sales price of $98.0 million.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance.  As such, the Company recognized a gain of $22.7 million, before income tax, from the fair value adjustment associated with its original ownership due to a change in control and now consolidates this operating property.
(6)   During the three months ended March 31, 2013, the Company purchased an additional 14.49% interest in Kimco Income Fund for $19.9 million.
(7)   During the three months ended March 31, 2013, UBS sold an operating property to the Company for a sales price of $32.7 million, which was equal to the remaining debt balance.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance.  As such the Company recognized no gain or loss from the fair value adjustment associated with it’s the Company’s original ownership due to a change in control and now consolidates this operating property.
(8)  During the three months ended March 31, 2013, a joint venture in which the Company held a noncontrolling interest sold an operating property to the Company for a sales price of $14.2 million.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance.  As such the Company recognized a gain of $0.5 million from the fair value adjustment associated with the Company’s original ownership due to a change in control and now consolidates this operating property.
(9)   During the three months ended March 31, 2013, BIG recognized a gain on early extinguishment of debt of $13.7 million related to a property that was foreclosed on by a third party lender.  The Company’s share of this gain was $2.4 million.
(10) During the three months ended March 31, 2012, three joint ventures in which the Company holds noncontrolling interests sold three properties, in separate transactions, for an aggregate sales price of $180.0 million.  The Company’s share of income related to these transactions was an aggregate gain of  $8.3 million.
(11) During the three months ended March 31, 2012, a joint venture in which the Company holds a noncontrolling interest sold two encumbered operating properties to the Company for an aggregate sales price of $75.5 million.  As a result of this transaction, the Company recognized promote income of $2.6 million.  Additionally, the Company evaluated these transactions pursuant to the FASB’s Consolidation guidance.  As such, the Company recognized a gain of $2.0 million from the fair value adjustment associated with its original ownership due to a change in control and now consolidates these operating properties.
(12) During the three months ended March 31, 2013, KimPru recognized an impairment charge of $3.7 million related to the pending sale of a property to the Company, based on the estimated sales price.  The Company’s share of this impairment charge for the three months ended March 31, 2013 was $0.5 million.
(13) During the three months ended March 31, 2013, a joint venture in which the Company has a noncontrolling interest recognized an impairment charge of $1.8 million related to the pending sale of one property.  The Company’s share of this impairment charge was $0.9 million.
(14) During April 2013, the Company entered into an agreement to sell nine operating properties located throughout Mexico which are held in unconsolidated joint ventures in which the Company has noncontrolling interests.  This transaction is expected to result in a net gain of approximately $53.2 million, after tax, of which the Company’s share is estimated to be approximately $26.6 million.  However, based upon the allocation of the purchase price to the individual properties, three of these properties are expected to result in losses aggregating $4.6 million, of which the Company’s share is estimated to be $2.3 million.  As such, the Company has recorded impairment charges equal to its share of these estimated losses during the three months ended March 31, 2013.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2013 and December 31, 2012 (dollars in millions):

	As of March 31, 2013			As of December 31, 2012
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**
KimPru and KimPru II	$1,009.2	5.54%	41.6	$$1,010.2	5.54%	44.5
KIR	927.5	5.11%	80.0	914.6	5.22%	78.6
UBS Programs	656.0	5.40%	35.7	691.9	5.40%	39.1
BIG Shopping Centers	406.3	5.52%	42.5	443.8	5.52%	45.5
CPP	140.8	5.18%	28.0	141.5	5.19%	31.0
Kimco Income Fund	160.6	5.45%	17.8	161.4	5.45%	20.7
SEB Immobilien	243.8	5.11%	52.3	243.8	5.11%	55.3
RioCan	904.0	5.06%	41.9	923.2	5.16%	41.2
Intown	612.1	4.48%	43.2	614.4	4.46%	46.1
Other Institutional Programs	300.7	5.25%	36.5	310.5	5.24%	39.0
Other Joint Venture Programs	1,577.9	5.73%	59.4	1,612.2	5.70%	57.8
Total	$6,938.9			$7,067.5
** Average Remaining Term includes extension options

5. Other Real Estate Investments

Preferred Equity Capital -

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program. As of March 31, 2013, the Company’s net investment under the Preferred Equity program was $281.8 million relating to 497 properties, including 392 net leased properties.  During the three months ended March 31, 2013, the Company earned $9.9 million from its preferred equity investments, including $4.3 million in profit participation earned from one capital transaction.  During the three months ended March 31, 2012, the Company earned $10.2 million from its preferred equity investments, including $3.7 million in profit participation earned from eight capital transactions.

During the three months ended March 31, 2013, the Company amended one of its Canadian preferred equity agreements to restructure its investment, into a pari passu joint venture investment in which the Company holds a noncontrolling interest.  As a result of the amendment, the Company continues to account for this investment under the equity method of accounting and from the date of the amendment will include this investment in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets.

Other –

During the three months ended March 31, 2013, the Company funded an aggregate $70.8 million as its participation in a transaction with Supervalu, Inc. (“SVU”) through a consortium led by Cerberus Capital Management, L.P.  This investment includes a contribution of $22.3 million to acquire 414 Albertsons locations from SVU through the Company’s current joint venture in Albertsons which the Company now holds a 15.2% noncontrolling ownership interest.  The Company recorded this additional investment in Other real estate investments on the Company’s Condensed Consolidated Balance Sheets and will continue to account for its investment in this joint venture under the equity method of accounting.  Also included in this aggregate funding is the Company’s contribution of $14.9 million to fund its 15% noncontrolling investment in NAI Group Holdings Inc., a C-corporation, to acquire four grocery banners (Shaw’s, Jewel-Osco, Acme and Star Market) totaling 456 locations from SVU.  The Company recorded this investment in Other assets on the Company’s Condensed Consolidated Balance Sheets and will account for its investment under the cost method of accounting.  Additionally, as part of this overall funding, the Company acquired 8.2 million shares of SVU common stock for $33.6 million, which is recorded in Marketable securities on the Company’s Condensed Consolidated Balance Sheets.

6. Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at March 31, 2013, are two consolidated entities that are VIEs, for which the Company is the primary beneficiary.   All of these entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At March 31, 2013, total assets of these VIEs were $10.7 million and total liabilities were $0.1 million.  The classification of these assets is primarily within real estate and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at March 31, 2013, are two entities that are VIEs, for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

           At March 31, 2013, total assets of these ground-up development VIEs were $87.9 million and total liabilities were $0.2 million. The classification of these assets is primarily within Real estate under development and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating $33.2 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at March 31, 2013, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

The Company’s investment in this VIE was $17.8 million as of March 31, 2013, which is included in Real estate under development in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $36.2 million, which primarily represents the Company’s current investment and estimated future funding commitments of $18.4 million.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at March 31, 2013, is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of March 31, 2013, the Company’s investment in this VIE was a negative $11.8 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $11.8 million, which is the remaining capital commitment obligation.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

7. Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company.  The Company reviews payment status to identify performing versus non-performing loans.  Interest income on performing loans is accrued as earned. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. Generally, loans 90 days or more past due are placed on non-accrual status unless there is sufficient collateral to assure collectability of principal and interest. Upon the designation of non-accrual status, all unpaid accrued interest is reserved against through current income. Interest income on non-performing loans is generally recognized on a cash basis.  The following table presents performing and non-performing loans as of March 31, 2013 (in thousands):

	Number of Loans	Amount
Performing Loans	25	$53,158
Non-Performing Loans	3	19,203
Total	28	$72,361

As of March 31, 2013, the Company had three loans aggregating $19.2 million which were in default for nonpayment of interest only or principal and interest. The Company has placed all of these loans on non-accrual status with respect to the recognition of interest income starting from each loan’s nonperformance date. Nonperformance dates for these loans range from seven months to seven years.  The Company assessed each of these three loans and determined that the estimated fair value of the underlying collateral exceeded the respective carrying values as of March 31, 2013.

8. Marketable Securities and Other Investments

At March 31, 2013, the Company’s investment in marketable securities was $76.8 million which includes an aggregate unrealized gain of $26.0 million relating to marketable equity security investments.

9. Notes Payable

During March 2008, the Company obtained a Mexican peso (“MXN”) 1.0 billion term loan, which bore interest at a fixed rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings, and was scheduled to mature in March 2013.  During March 2013, the Company repaid this term loan and entered into a new five year 1.0 billion MXN term loan which matures in March 2018.  This term loan bears interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35% (6.13% as of March 31, 2013).  The Company has the option to swap this rate to a fixed rate at any time during the term of the loan.  As of March 31, 2013, the outstanding balance on this new term loan was MXN 1.0 billion (USD $80.9 million).

During January 2013, the Company repaid the $100.0 million outstanding on its 6.125% senior unsecured notes, which matured in January 2013.

10. Mortgages Payable

During the three months ended March 31, 2013, the Company (i) assumed $128.5 million of individual non-recourse mortgage debt relating to the acquisition of four operating properties, including an increase of $2.2 million associated with fair value debt adjustments and (ii) paid off $16.5 million of mortgage debt that encumbered four properties.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2013 and March 31, 2012 (amounts in thousands):

	2013	2012
Balance at January 1,	$81,076	$95,074
Issuance of redeemable units	5,223	-
Other	25	-
Balance at March 31,	$86,324	$95,074

12. Fair Value Measurements

All financial instruments of the Company are reflected in the accompanying Condensed Consolidated Balance Sheets at amounts which, in management’s estimation based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values except those listed below, for which fair values are reflected.  The valuation method used to estimate fair value for fixed-rate and variable-rate debt is based on discounted cash flow analyses, with assumptions that include credit spreads, market yield curves, trading activity, loan amounts and debt maturities.  The fair values for marketable securities are based on published, securities dealers’ estimated market values or comparable market sales.  Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):
	March 31, 2013		December 31, 2012
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable securities (1)	$76,786	$77,082	$36,541	$36,825

Notes payable (2)	$3,337,420	$3,561,819	$3,192,127	$3,408,632

Mortgages payable (3)	$1,113,653	$1,197,711	$1,003,190	$1,068,616

(1)   As of March 31, 2013 and December 31, 2012, the Company determined that $73.8 million and $33.4 million, respectively, of the marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $3.3 million and $3.4 million, respectively, were classified within Level 3 of the fair value hierarchy.
(2)   The Company determined that its valuation of Notes payable was classified within Level 2 of the fair value hierarchy.
(3)   The Company determined that its valuation of Mortgages payable was classified within Level 3 of the fair value hierarchy.

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities and derivatives. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

The table below presents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2013	Level 1	Level 2	Level 3

Marketable equity securities	$73,783	$73,783	$-	$-

	Balance at December 31, 2012	Level 1	Level 2	Level 3

Marketable equity securities	$33,428	$33,428	$-	$-

 Assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012 are as follows (in thousands):

	Balance at March 31, 2013	Level 1	Level 2	Level 3

Real estate	$14,706	$-	$-	$14,706

	Balance at December 31, 2012	Level 1	Level 2	Level 3

Real estate	$52,505	$-	$-	$52,505

During the three months ended March 31, 2013, the Company recognized impairment charges of $3.2 million relating to adjustments to property carrying values. During the three months ended March 31, 2012, the Company recognized impairment charges of $9.6 million ($9.3 million of which is included in discontinued operations) relating to adjustments to property carrying values. The Company’s estimated fair values relating to these impairment assessments were primarily based upon estimated sales prices from third party offers. The Company does not have access to the unobservable inputs used by these third parties to determine these estimated fair values.  Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

13. Preferred Stock

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share information and par values):

As of March 31, 2013 and December 31, 2012
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

14. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012
Acquisition of real estate interests by assumption of mortgage debt	$36,715	$59,110
Acquisition of real estate interests by issuance of redeemable units	$5,223	$-
Issuance of restricted common stock	$9,083	$18,066
Surrender of restricted common stock	$(1,949)	$(1,023)
Disposition of real estate interests by assignment of debt	$-	$13,655
Disposition of real estate through the issuance of an unsecured obligation	$3,513	$1,750
Declaration of dividends paid in succeeding period	$99,156	$92,887
Consolidation of Joint Ventures:
Increase in real estate and other assets	$114,986	$-
Increase in mortgages payable	$91,816	$-

15. Incentive Plans

The Company maintains two equity participation plans, the Second Amended and Restated 1998 Equity Participation Plan (the “Prior Plan”) and the 2010 Equity Participation Plan (the “2010 Plan”) (collectively, the “Plans”).  The Prior Plan provides for a maximum of 47,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified stock options and restricted stock grants.  Effective May 1, 2012, the 2010 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified stock options and other awards, plus the number of shares of common stock which are or become available for issuance under the Prior Plan and which are not thereafter issued under the Prior Plan, subject to certain conditions.  Unless otherwise determined by the Board of Directors at its sole discretion, stock options granted under the Plans generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant.  Restricted stock grants generally vest (i) 100% on the fourth or fifth anniversary of the grant, (ii) ratably over three or four years, (iii) over three years, at 50% after two years and 50% after the third year or (iv) over ten years at 20% per year commencing after the fifth year.  Performance share awards may provide a right to receive shares of restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors.  In addition, the Plans provide for the granting of certain stock options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company recognized expenses associated with its equity awards of $6.9 million and $7.1 million for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, the Company had $44.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 4.0 years.

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

The Company’s deferred tax assets and liabilities, which are included in the caption Other assets and Other liabilities on the accompanying Condensed Consolidated Balance Sheets, at March 31, 2013 and December 31, 2012, were as follows (in thousands):

	March 31, 2013	December 31, 2012
Deferred tax assets:
Tax/GAAP basis differences	$69,838	$68,623
Net operating losses	39,531	43,483
Related party deferred loss	6,214	6,214
Tax credit carryforwards	3,815	3,815
Capital loss carryforwards	647	647
Charitable contribution carryforward	3	3
Non-U.S. tax/GAAP basis differences	63,733	62,548
Valuation allowance – U.S.	(33,783)	(33,783)
Valuation allowance – Non-U.S.	(37,091)	(38,129)
Total deferred tax assets	112,907	113,421
Deferred tax liabilities – U.S.	(19,089)	(9,933)
Deferred tax liabilities – Non-U.S.	(15,345)	(13,263)
Net deferred tax assets	$78,473	$90,225

As of March 31, 2013, the Company had net deferred tax assets of $78.5 million comprised of (i) $59.6 million primarily related to KRS, (ii) $11.3 million related to its foreign investments and (iii) $7.6 million related to FNC. The Company determined that no additional valuation allowance was needed against this net deferred tax asset as future earnings are anticipated to be sufficient to more likely than not realize these net deferred tax assets.  The Company based its determination on an analysis of both positive and negative evidence.  If future income projections do not occur as forecasted and there is not sufficient future taxable earnings, the Company will reevaluate the need for an additional valuation allowance.

Uncertain Tax Positions:

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico.  The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities.  The Company is currently under audit by the Canadian Revenue Agency, Mexican Tax Authority and the U.S. Internal Revenue Service (“IRS”).  In October 2011, the IRS issued a notice of proposed adjustment, which proposes pursuant to Section 482 of the Code, to disallow a capital loss claimed by KRS on the disposition of common shares of Valad Property Ltd., an Australian publicly listed company.  Because the adjustment is being made pursuant to Section 482 of the Code, the IRS may assert a 100 percent “penalty” tax pursuant to Section 857(b)(7) of the Code in lieu of disallowing the capital loss deduction. The notice of proposed adjustment indicates the IRS’ intention to impose the 100 percent penalty tax on the Company in the amount of $40.9 million and disallowing the capital loss claimed by KRS.  The Company strongly disagrees with the IRS’ position on the application of Section 482 of the Code to the disposition of the shares, the imposition of the 100 percent penalty tax and the simultaneous assertion of the penalty tax and disallowance of the capital loss deduction. The Company received a Notice of Proposed Assessment and filed a written protest and requested an IRS Appeals Office conference, which has yet to be scheduled.  The Company intends to vigorously defend its position in this matter and believes it will prevail. Resolutions of these audits are not expected to have a material effect on the Company’s financial statements.

17. Accumulated Other Comprehensive Income (“AOCI”)

The following table displays the change in the components of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for-Sale Investments	Total
Balance as of December 31, 2012	$(85,404)	$19,222	$(66,182)
Other comprehensive income before reclassifications	31,737	6,767	38,504
Amounts reclassified from AOCI	-	-	-
Other comprehensive income	31,737	6,767	38,504
Balance as of March 31, 2013	$(53,667)	$25,989	$(27,678)

18. Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the three months ended March 31, 2013.  The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, adjusted to give effect to these transactions at the beginning of 2012.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations (amounts presented in millions, except per share figures).

	Three Months Ended March 31,
	2013	2012

Revenues from rental property	$233.2	$215.8
Net income	$68.3	$55.7
Net income available to the Company’s common shareholders	$51.0	$34.6

Net income available to the Company’s common shareholders per common share:
Basic	$0.13	$0.09
Diluted	$0.13	$0.08

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms for the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) risks related to our international operations, (viii) the availability of suitable acquisition and disposition opportunities, (ix) valuation and risks related to our joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common stock, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges and (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and the risk factors discussed in Part II, Item 1A. included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, Accordingly, there is no assurance that the Company’s expectations will be realized.

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of March 31, 2013, the Company had interests in 895 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 131.4 million square feet of gross leasable area (“GLA”) and 824 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling 26.6 million square feet of GLA, for a grand total of 1,719 properties aggregating 156.6 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s vision is to be the premier owner and operator of shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through investments in North America.  This vision has entailed a shift away from non-retail assets that the Company currently holds. These investments include non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties.  The Company has been actively selling its non-retail assets and investments.  As of March 31, 2013, these investments had a book value of $382.9 million, which represents less than 3.3% of the Company’s total assets, before depreciation.  In addition, the Company has an active capital recycling program of selling retail assets deemed non-strategic.  If the Company accepts sales prices for these non-retail and/or non-strategic assets that are less than their net carrying values, the Company would be required to take impairment charges.  In order to execute the Company’s vision, the Company’s strategy is to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers.  In addition, the Company has an institutional management business with domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers.

Results of Operations

Comparison of the three months ended March 31, 2013 to 2012

	Three Months Ended
	March 31,
	(amounts in millions)
	2013	2012	Increase	% change

Revenues from rental property (1)	$232.8	$214.6	$18.2	8.5%

Rental property expenses: (2)
Rent	$3.3	$3.3	$-	-%
Real estate taxes	29.9	28.2	1.7	6.0%
Operating and maintenance	28.8	26.4	2.4	9.1%
	$62.0	$57.9	$4.1	7.1%

Depreciation and amortization (3)	$62.7	$59.6	$3.1	5.2%

(1)
Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2013 and 2012, providing incremental revenues for the three months ended March 31, 2013 of $15.2 million, as compared to the corresponding period in 2012, (ii) an overall increase in the consolidated shopping center portfolio occupancy to 93.2% at March 31, 2013, as compared to 92.4% at March 31, 2012, (iii) the completion of certain development and redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the three months ended March 31, 2013 of $1.1 million, as compared to the corresponding period in 2012, and (iv) an increase in revenues relating to the Company’s Latin America portfolio of $2.0 million, for the three months ended March 31, 2013, partially offset by (v) a decrease in revenues of $0.1 million, for the three months ended March 31, 2013, primarily resulting from the sale of certain properties during 2013 and 2012.

(2)
Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee; (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the three months ended March 31, 2013, as compared to the corresponding period in 2012, primarily due to (i) an increase in real estate taxes of $1.7 million, primarily due to acquisitions of properties during 2013 and 2012, (ii) an increase in repairs and maintenance costs of $1.2 million, primarily due to acquisitions of properties during 2013 and 2012, (iii) an increase in snow removal costs of $0.8 million and (iv) an increase in utilities expense of $0.2 million.

(3)
Depreciation and amortization increased for the three months ended March 31, 2013, as compared to the corresponding period in 2012, primarily due to (i) operating property acquisitions during 2013 and 2012 and (ii) tenant vacancies, partially offset by (iii) certain operating property dispositions during 2013 and 2012.

During the three months ended March 31, 2013, the Company recognized impairment charges of $3.2 million relating to adjustments to property carrying values based on their respective estimated sales prices.  During the three months ended March 31, 2012, the Company recognized impairment charges of $9.6 million ($9.3 million of which is included in discontinued operations) relating to adjustments to property carrying values based on their respective estimated sales prices.  Based on the usage of estimated sales prices as inputs to determine fair value the Company determined that its valuation of these investments was classified within Level 3 of the FASB’s fair value hierarchy. These impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.

Interest, dividends and other investment income increased $2.5 million for the three months ended March 31, 2013, as compared to the corresponding period in 2012.  This increase is primarily due to an increase in other investment income of $2.1 million relating to the receipt of cash distributions during 2013 related to a cost method investment.

Interest expense decreased $3.7 million for the three months ended March 31, 2013, as compared to the corresponding period in 2012.  This decrease is primarily related to lower interest rates on borrowing during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Provision for income taxes, net increased $11.1 million for the three months ended March 31, 2013, as compared to the corresponding period in 2012.  This increase is primarily due to (i) an increase in income tax expense of $9.1 million relating to a change in control gain resulting from the purchase of a partner’s noncontrolling interest in an unconsolidated joint venture, (ii) an increase in tax provision of $1.0 million for the three months ended March 31, 2013, as compared to the corresponding period in 2012, resulting from incremental earnings due to increased profitability from properties within the Company’s taxable REIT subsidiaries, (iii) an increase in tax expense resulting from the receipt of a cash distribution in a cost method investment of $0.9 million and (iv) a decrease in income tax benefit of $0.6 million related to impairments taken during the three months ended March 31, 2012.

Equity in income of joint ventures, net decreased $10.6 million for the three months ended March 31, 2013, as compared to the corresponding period in 2012. This decrease is primarily the result of (i) a decrease in gains of $8.8 million resulting from the sale two properties from a joint venture investment in 2012 and (ii) the recognition of $2.6 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated joint venture during 2012, partially offset by (iii) incremental earnings due to increased profitability from properties within the Company’s joint venture program.

During the three months ended March 31, 2013, the Company acquired two properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded an aggregate gain on change in control of interests of $23.2 million related to the fair value adjustment associated with its original ownership of these properties.

During the three months ended March 31, 2012, the Company acquired two properties from a joint venture in which the Company had a noncontrolling interest.  The Company recorded an aggregate gain on change in control of interests of $2.0 million related to the fair value adjustment associated with its original ownership of these properties.

During the three months ended March 31, 2013, the Company disposed of two operating properties, in separate transactions, for an aggregate sales price of $10.3 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $2.5 million.

During the three months ended March 31, 2012, the Company (i) disposed of 15 operating properties and two outparcels for an aggregate sales price of $100.2 million and (ii) classified one operating property as held for sale. These transactions, which are included in Discontinued Operations on the Company’s Condensed Consolidated Statements of Income, resulted in an aggregate gain of $11.8 million and impairment charges of $5.5 million.

Net income attributable to the Company was $67.8 million and $53.6 million for the three months ended March 31, 2013 and 2012, respectively.  On a diluted per share basis, net income was $0.13 for the three month period ended March 31, 2013, as compared to $0.09 for the three month period ended March 31, 2012.  These changes are primarily attributable to (i) incremental earnings due to increased profitability from the Company’s operating properties and the acquisition of operating properties during 2013 and 2012, (ii) an increase in gains on change in control of interests, and (iii) a decrease in interest expense partially offset by, (iv) an increase in provision from income taxes, net, and (v) a decrease in equity in income of joint ventures, due to decreased gains on sale of properties.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At March 31, 2013, the Company’s five largest tenants were The Home Depot, TJX Companies, Wal-Mart, Sears Holdings and Bed Bath & Beyond, which represented 2.9%, 2.9%, 2.5%, 1.9% and 1.8%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing and immediate access to an unsecured revolving credit facility with aggregate bank commitments of $1.75 billion.

The Company’s cash flow activities are summarized as follows (in millions):
	Three Months Ended March 31,
	2013	2012
Net cash flow provided by operating activities	$149.9	$156.9
Net cash flow used for investing activities	$(161.6)	$(32.5)
Net cash flow provided by financing activities	$36.7	$5.0

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the three months ended March 31, 2013, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2013 and 2012, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Cash flows provided by operating activities for the three months ended March 31, 2013, were $149.9 million, as compared to $156.9 million for the comparable period in 2012.  This decrease of $7.0 million is primarily attributable to (i) decreased distributions from joint ventures and other real estate investments and (ii) changes in accounts and notes receivable, other operating assets and liabilities, and accounts payable and accrued expenses due to timing of receipts and payments, partially offset by, (iii) higher operational income from operating properties.

Investing Activities

Cash flows used for investing activities for the three months ended March 31, 2013, was $161.6 million, as compared to $32.5 million for the comparable period in 2012.  This change of $129.1 million resulted primarily from (i) a decrease in proceeds from the sale of operating properties of $77.5 million, (ii) an increase in investment in marketable securities of $33.6 million, (iii) a decrease in reimbursements of investments and advances to real estate joint ventures of $21.3 million, (iv) an increase in other investments of $20.9 million, (v) an increase in other real estate investments of $20.3 million and (vi) a decrease in reimbursements of other investments of $7.8 million, partially offset by, (vii) a decrease in acquisition of and improvements to operating real estate of $58.9 million.

Acquisitions of and Improvements to Operating Real Estate -

During the three months ended March 31, 2013, the Company expended $83.3 million towards the acquisition of and improvements to operating real estate including $14.3 million expended in connection with redevelopments and re-tenanting projects as described below.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its total capital commitment toward these reformatting and re-tenanting efforts and other redevelopment projects during 2013 will be approximately $90 million to $100 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Investments and Advances to Joint Ventures -

During the three months ended March 31, 2013, the Company expended $41.2 million for investments and advances to real estate joint ventures, which is primarily related to the acquisition of and improvements to properties within the joint ventures, and received $21.0 million from reimbursements of investments and advances to real estate joint ventures.

Acquisitions of and Improvements to Real Estate Under Development -

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of March 31, 2013, the Company had a total of three ground-up development projects, consisting of two projects located in the U.S. and one project located in Peru.

The Company anticipates its total capital commitment during 2013 toward these development projects will be approximately $10 million to $20 million.  The proceeds from availability under the Company’s revolving line of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers-

During the three months ended March 31, 2013, the Company received net proceeds of $17.1 million relating to the sale of various operating properties.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2013, were $36.7 million, as compared to $5.0 million for the comparable period in 2012.  This increase of $31.7 million resulted primarily from (i) an increase in net borrowings under the Company’s unsecured revolving credit facility of $435.6 million, (ii) an increase in borrowing under unsecured term loan/notes of $78.1 million, (iii) a decrease in principal payments of $64.5 million and (iv) a decrease in repurchases of common stock of $26.1 million, partially offset by, (v) a decrease in proceeds from issuance of stock of $386.2 million, (vi) an increase in repayments under unsecured term loan/notes of $178.3 million and (vii) an increase in dividends paid of $5.6 million.

Debt maturities for the remainder of 2013 consist of: $441.5 million of consolidated debt; $481.5 million of unconsolidated joint venture debt and $89.9 million of debt on properties included in the Company’s preferred equity program, assuming the utilization of extension options where available.  The 2013 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facility (which at March 31, 2013, had $1.25 billion available) and debt refinancing.  The 2013 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension option.  This credit facility provides funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at LIBOR plus 1.05% and fluctuates in accordance with changes in the Company’s senior debt ratings and has a facility fee of 0.20% per annum.  As part of this Credit Facility, the Company has a competitive bid option whereby the Company could auction up to $875.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  In addition, as part of the Credit Facility, the Company has a $500.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.  As of March 31, 2013, the Credit Facility had a balance of $499.5 million outstanding and $4.3 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the Credit Facility are as follows:
Covenant	Must Be	As of 3/31/13
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	45%
Total Priority Indebtedness to GAV	<35%	10%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.37x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.38x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of October 27, 2011, filed as Exhibit 10.1to the Company’s Current Report on Form 8-K dated November 2, 2011.

During March 2008, the Company obtained a Mexican peso (“MXN”) 1.0 billion term loan, which bore interest at a fixed rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings, and was scheduled to mature in March 2013.  During March 2013, the Company repaid this term loan and entered into a new five year 1.0 billion MXN term loan which matures in March 2018.  This term loan bears interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35% (6.13% as of March 31, 2013).  The Company has the option to swap this rate to a fixed rate at any time during the term of the loan.  As of March 31, 2013, the outstanding balance on this new term loan was MXN 1.0 billion (USD $80.9 million).  The Mexican term loan covenants are similar to the Credit Facility covenants described above.

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

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:
Covenant	Must Be	As of 3/31/13
Consolidated Indebtedness to Total Assets	<60%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	9%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.2x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.8x

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

During the three months ended March 31, 2013, the Company (i) assumed $128.5 million of individual non-recourse mortgage debt relating to the acquisition of four operating properties, including an increase of $2.2 million associated with fair value debt adjustments and (ii) paid off $16.5 million of mortgage debt that encumbered four properties.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During the three months ended March 31, 2013, the Company did not repurchase shares of its common stock.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of March 31, 2013, the Company had over 400 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the three months ended March 31, 2013 and 2012 were $97.7 million and $92.2 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.21 per common share payable to shareholders of record on April 3, 2013, which was paid on April 15, 2013.  Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per common share payable to shareholders of record on July 3, 2013, which is scheduled to be paid on July 15, 2013.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012
Net income available to common shareholders	$53,197	$38,064
Gain on disposition of operating properties, net of tax and noncontrolling interests	(3,036)	(9,390)
Gain on disposition of joint venture operating properties, net of tax	(13,303)	(10,424)
Depreciation and amortization - real estate related	60,784	63,664
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	32,961	34,042
Impairments of operating properties, net of tax and noncontrolling interests	4,276	10,293
FFO	134,879	126,249
Transactional (income)/charges:
Promote income from other real estate investments	(3,936)	(3,649)
Promote income from real estate joint ventures	-	(2,856)
Loss/(gains) from land sales	147	(515)
Acquisition costs	1,755	3,929
Executive severance costs	-	2,472
Excess distribution from a cost method investment	(1,279)	-
Impairments on other investments	349	-
Other expense, net	265	258
Total transactional income, net	(2,699)	(361)
FFO as adjusted	$132,180	$125,888

Weighted average shares outstanding for FFO calculations:

Basic	406,662	406,272
Units	1,524	1,531
Dilutive effect of equity awards	2,668	2,378
Diluted (1)	410,854	410,181

FFO per common share – basic	$0.33	$0.31
FFO per common share – diluted (1)	$0.33	$0.31
FFO as adjusted per common share – basic	$0.32	$0.31
FFO as adjusted per common share – diluted (1)	$0.32	$0.31

(1)
Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO.  FFO would be increased by $640 and $525 for the three months ended March 31, 2013 and 2012, respectively.   For the three months ended March 31, 2013 and 2012, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of the Company’s Net income from continuing operations to Same Property NOI (in thousands):
	Three Months Ended March 31,
	2013	2012
Income from continuing operations	$67,388	$54,596
Adjustments:
Management and other fee income	(8,393)	(9,425)
General and administrative expenses	34,119	34,414
Impairment of property carrying values	3,198	233
Depreciation and amortization	62,738	59,556
Other (income)/expense, net	53,057	57,982
Provision for income taxes, net	15,133	4,054
Gains on change in control of interests	(23,170)	(2,008)
Equity in income of other real estate investments, net	(11,163)	(11,027)
Non same property net operating income	(33,211)	(28,238)
Non-operational expense from joint ventures, net	76,549	67,506
Net operating income from noncontrolling interests	(2,498)	(2,848)
Same Property NOI	$233,747	$224,795

Same Property NOI increased by $8.9 million or 4.0% for the three months ended March 31, 2013, as compared to the corresponding period in 2012. This increase is primarily the result of (i) an increase of $7.0 million related to lease-up and rent commencements in the U.S. and Latin America, (ii) an increase of $1.4 million in other property income and (iii) the impact from changes in foreign currency exchange rates of $0.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of March 31, 2013, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Mexican pesos (MXN) and Chilean pesos (CLP) as indicated by geographic description (amounts are USD equivalent in millions).
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$67.6	$240.6	$173.2	$288.1	$181.5	$87.2	$1,038.2	$1,116.3
Average Interest Rate	5.93%	6.30%	5.30%	6.55%	6.14%	6.80%	6.19%

Variable Rate	$-	$-	$6.0	$-	$2.0	$21.4	$29.4	$28.7
Average Interest Rate	-	-	0.15%	-	4.00%	3.05%	2.52%

Unsecured Debt
Fixed Rate	$175.0	$294.8	$350.0	$300.0	$290.9	$600.0	$2,010.7	$2,256.2
Average Interest Rate	4.98%	5.20%	5.29%	5.78%	5.70%	5.59%	5.47%

Variable Rate	$2.1	$400.0	$499.5	$-	$-	$-	$901.6	$870.6
Average Interest Rate	5.50%	1.25%	1.25%	-	-	-	1.26%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$196.7	$-	$-	$-	$-	$147.5	$344.2	$354.0
Average Interest Rate	5.18%	-	-	-	-	5.99%	5.53%

Mexican Pesos Denominated

Unsecured Debt
Variable Rate	$-	$-	$-	$-	$-	$80.9	$80.9	$80.9
Average Interest Rate	-	-	-	-	-	6.13%	6.13%

Chilean Pesos Denominated

Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$46.1	$46.1	$52.5
Average Interest Rate	-	-	-	-	-	5.72%	5.72%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $2.6 million for the three months ended March 31, 2013, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments as of March 31, 2013.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents:

Foreign Investment (in millions)
Country	Local Currency	US Dollars
Mexican real estate investments (MXN)	8,834.8	$714.7
Canadian real estate joint venture and marketable securities investments (CAD)	391.9	$385.4
Chilean real estate investments (CLP)	37,651.5	$79.7
Brazilian real estate investments (Brazilian Real)	43.5	$21.6
Peruvian real estate investments (Peruvian Nuevo Sol)	15.0	$5.8

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

On January 28, 2013, the Company received a subpoena from the Enforcement Division of the SEC in connection with an investigation, In the Matter of Wal-Mart Stores, Inc. (FW-3678), that the SEC Staff is currently conducting with respect to possible violations of the Foreign Corrupt Practices Act. The Company is responding to the subpoena and intends to cooperate fully with the SEC in this matter. The U.S. Department of Justice (“DOJ”) is conducting a parallel investigation, and the Company is cooperating with the DOJ investigation. At this point, we are unable to predict the duration, scope or result of the SEC or DOJ investigation.

The Company is not presently involved in any litigation, nor to its knowledge is any litigation threatened against the Company or its subsidiaries, that in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties taken as a whole, or which is not covered by the Company's liability insurance.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 4. Mine Safety Disclosures
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

KIMCO REALTY CORPORATION

May 6, 2013	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

May 6, 2013	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer