Form 10-Q
period 2013-06-30
KIMCO REALTY CORP
filed 2013-08-02
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 24, 2013, the registrant had 409,639,452 shares of common stock outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	June 30, 2013	December 31, 2012
Assets:
Operating real estate, net of accumulated depreciation of $1,835,280 and $1,745,462, respectively	$7,284,151	$7,104,562
Investments and advances in real estate joint ventures	1,392,418	1,428,155
Real estate under development	96,950	97,263
Other real estate investments	316,043	317,557
Mortgages and other financing receivables	74,088	70,704
Cash and cash equivalents	156,450	141,875
Marketable securities	71,009	36,541
Accounts and notes receivable	160,398	171,540
Other assets	436,964	383,037
Total assets	$9,988,471	$9,751,234

Liabilities:
Notes payable	$3,284,014	$3,192,127
Mortgages payable	1,180,760	1,003,190
Dividends payable	98,326	96,518
Other liabilities	473,604	445,843
Total liabilities	5,036,704	4,737,678
Redeemable noncontrolling interests	85,486	81,076

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,961,200 shares, 102,000 shares issued and outstanding (in series) Aggregate liquidation preference $975,000	102	102
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 409,616,877 and 407,782,102 shares, respectively	4,096	4,078
Paid-in capital	5,685,943	5,651,170
Cumulative distributions in excess of net income	(906,070)	(824,008)
Accumulated other comprehensive income	(61,798)	(66,182)
Total stockholders' equity	4,722,273	4,765,160
Noncontrolling interests	144,008	167,320
Total equity	4,866,281	4,932,480
Total liabilities and equity	$9,988,471	$9,751,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues
Revenues from rental properties	$237,079	$217,809	$467,371	$429,892
Management and other fee income	9,049	8,710	17,442	18,136

Total revenues	246,128	226,519	484,813	448,028

Operating expenses
Rent	3,380	2,924	6,705	6,187
Real estate taxes	28,858	27,985	58,306	55,592
Operating and maintenance	31,445	26,756	59,567	52,413
General and administrative expenses	31,420	30,908	65,535	65,314
Provision for doubtful accounts	3,266	2,551	5,199	5,624
Impairment charges	35,366	92	35,764	325
Depreciation and amortization	63,409	59,731	125,136	118,299
Total operating expenses	197,144	150,947	356,212	303,754

Operating income	48,984	75,572	128,601	144,274

Other income/(expense)
Mortgage financing income	1,430	1,985	2,416	3,991
Interest, dividends and other investment income	6,500	350	9,163	512
Other (expense)/income, net	(2,526)	538	(6,002)	(3,058)
Interest expense	(55,423)	(56,776)	(108,970)	(113,757)
Income from other real estate investments	555	416	958	1,143

Income/(loss) from continuing operations before income taxes, equity in income of joint ventures, gain/(loss) on change in control of interests and equity in income from other real estate investments	(480)	22,085	26,166	33,105

Benefit/(provision) for income taxes, net	11,830	(3,302)	(3,937)	(8,089)
Equity in income of joint ventures, net	59,504	30,352	83,616	65,090
Gain/(loss) on change in control of interests, net	(1,459)	12,147	21,711	14,156
Equity in income of other real estate investments, net	8,200	14,074	19,363	25,101

Income from continuing operations	77,595	75,356	146,919	129,363

Discontinued operations
Income/(loss) from discontinued operating properties, net of tax	1,652	(180)	2,631	1,906
Impairment/loss on operating properties sold, net of tax	(27,844)	(18,111)	(30,675)	(27,035)
Gain on disposition of operating properties	1,869	11,263	4,365	23,242
Loss from discontinued operations	(24,323)	(7,028)	(23,679)	(1,887)

Gain on sale of operating properties, net of tax	-	4,059	540	4,059

Net income	53,272	72,387	123,780	131,535

Net income attributable to noncontrolling interests	(2,133)	(3,275)	(4,871)	(8,785)

Net income attributable to the Company	51,139	69,112	118,909	122,750

Preferred stock dividends	(14,573)	(20,841)	(29,147)	(36,415)

Net income available to the Company's common shareholders	$36,566	$48,271	$89,762	$86,335

Per common share:
Income from continuing operations:
-Basic	$0.15	$0.14	$0.28	$0.22
-Diluted	$0.15	$0.14	$0.28	$0.22
Net income attributable to the Company:
-Basic	$0.09	$0.12	$0.22	$0.21
-Diluted	$0.09	$0.12	$0.22	$0.21

Weighted average shares:
-Basic	407,640	405,560	407,154	405,916
-Diluted	408,831	406,476	408,163	406,827

Amounts attributable to the Company's common shareholders:
Income from continuing operations	$60,889	$55,394	$113,458	$90,615
Income from discontinued operations	(24,323)	(7,123)	(23,696)	(4,280)
Net income	$36,566	$48,271	$89,762	$86,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Net income	$53,272	$72,387	$123,780	$131,535
Other comprehensive income:
Change in unrealized (loss)/gain on marketable securities, net	(540)	(231)	6,228	928
Change in unrealized gain on interest rate swaps, net	-	179	-	372
Change in foreign currency translation adjustment, net	(35,515)	(44,606)	(2,504)	9,572
Other comprehensive(loss)/ income	(36,055)	(44,658)	3,724	10,872

Comprehensive income	17,217	27,729	127,504	142,407

Comprehensive income attributable to noncontrolling interests	(200)	(3,109)	(4,211)	(11,886)

Comprehensive income attributable to the Company	$17,017	$24,620	$123,293	$130,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess of Net	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2012	$(702,999)	$(107,660)	954	$954	406,938	$4,069	$5,492,022	$4,686,386	$193,757	$4,880,143

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,201	1,201

Comprehensive income:
Net income	122,750	-	-	-	-	-	-	122,750	8,785	131,535
Other comprehensive income:
Change in unrealized gain on marketable securities	-	928	-	-	-	-	-	928	-	928
Change in unrealized gain on interest rate swaps	-	372	-	-	-	-	-	372	-	372
Change in foreign currency translation adjustment	-	6,471	-	-	-	-	-	6,471	3,101	9,572

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(3,148)	(3,148)
Dividends ($0.38 per common share; $0.8312 per Class F Depositary Share, $0.9688 per Class G Depositary Share, $0.8625 per Class H Depositary Share, and $0.4208 per Class I Depositary Share, respectively)	(191,033)	-	-	-	-	-	-	(191,033)	-	(191,033)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(8,823)	(8,823)
Issuance of common stock	-	-	-	-	1,093	11	18,055	18,066	-	18,066
Surrender of common stock	-	-	-	-	(84)	-	(1,555)	(1,555)	-	(1,555)
Repurchase of common stock	-	-	-	-	(1,536)	(16)	(28,942)	(28,958)	-	(28,958)
Issuance of preferred stock	-	-	16	16	-	-	387,214	387,230	-	387,230
Exercise of common stock options	-	-	-	-	480	5	7,174	7,179	-	7,179
Acquisition of noncontrolling interests	-	-	-	-	-	-	(1,244)	(1,244)	(4,392)	(5,636)
Amortization of equity awards	-	-	-	-	-	-	8,016	8,016	-	8,016
Balance, June 30, 2012	$(771,282)	$(99,889)	970	$970	406,891	$4,069	$5,880,740	$5,014,608	$190,481	$5,205,089

Balance, January 1, 2013	$(824,008)	$(66,182)	102	$102	407,782	$4,078	$5,651,170	$4,765,160	$167,320	$4,932,480

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	858	858

Comprehensive income:
Net income	118,909	-	-	-	-	-	-	118,909	4,871	123,780
Other comprehensive income, net of tax:								-		-
Change in unrealized gain on marketable securities	-	6,228	-	-	-	-	-	6,228	-	6,228
Change in foreign currency translation adjustment	-	(1,844)	-	-	-	-	-	(1,844)	(660)	(2,504)
										-
Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(3,222)	(3,222)
Dividends ($0.42 per common share; $0.8625 per Class H Depositary Share and $0.7500 per Class I Depositary Share, and $0.6875 per Class J Depositary Share. and $0.7032 per Class K Depositary Share, respectively)	(200,971)		-	-	-	-	-	(200,971)	-	(200,971)
Distributions to noncontrolling interests	-		-	-	-	-	-	-	(5,063)	(5,063)
Issuance of common stock	-		-	-	560	5	9,208	9,213	-	9,213
Surrender of restricted stock	-		-	-	(212)	(2)	(3,174)	(3,176)	-	(3,176)
Exercise of common stock options	-		-	-	1,487	15	27,927	27,942	-	27,942
Acquisition of noncontrolling interests	-		-	-	-	-	(5,430)	(5,430)	(20,096)	(25,526)
Amortization of equity awards	-		-	-	-	-	6,242	6,242	-	6,242
Balance, June 30, 2013	$(906,070)	$(61,798)	102	$102	409,617	$4,096	$5,685,943	$4,722,273	$144,008	$4,866,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

KIMCO REALTY CORPORATION AND SUBSIDIARIES

(Unaudited)

(in thousands)

	Six Months Ended June 30,

	2013	2012
Cash flow from operating activities:
Net income	$123,780	$131,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,042	131,191
Impairment charges	81,546	34,570
Gain on sale of operating properties	(5,446)	(31,318)
Equity in income of joint ventures, net	(83,616)	(65,090)
Gains on change in control of interests	(21,711)	(14,156)
Equity in income from other real estate investments, net	(19,363)	(25,103)
Distributions from joint ventures and other real estate investments	82,245	115,627
Change in accounts and notes receivable	11,142	18,320
Change in accounts payable and accrued expenses	6,755	114
Change in other operating assets and liabilities	(36,846)	(20,258)
Net cash flow provided by operating activities	265,528	275,432

Cash flow from investing activities:
Acquisition of operating real estate	(145,303)	(267,427)
Improvements to operating real estate	(49,497)	(61,593)
Improvements to real estate under development	(326)	(1,749)
Investment in marketable securities	(33,588)	-
Proceeds from sale/repayments of marketable securities	10,758	118
Investments and advances to real estate joint ventures	(239,903)	(121,242)
Reimbursements of investments and advances to real estate joint ventures	295,186	80,023
Investment in other real estate investments	(23,227)	(4,123)
Reimbursements of investments and advances to other real estate investments	1,200	6,906
Investment in mortgage loans receivable	(11,017)	(25)
Collection of mortgage loans receivable	8,779	9,733
Investment in other investments	(21,366)	(762)
Reimbursements of other investments	463	9,151
Proceeds from sale of operating properties	110,389	206,107
Net cash flow used for investing activities	(97,452)	(144,883)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(66,206)	(200,312)
Principal payments on rental property debt	(12,094)	(11,651)
Proceeds from mortgage/construction loan financings	17,374	6,276
Repayments under unsecured revolving credit facility, net	(62,966)	(226,220)
Borrowings under unsecured term loan/notes	428,118	400,000
Repayments under unsecured term loan/notes	(253,225)	-
Financing origination costs	(6,096)	(1,391)
Redemption of/distributions to noncontrolling interests	(27,184)	(7,548)
Dividends paid	(199,164)	(184,307)
Proceeds from issuance of stock	27,942	394,409
Repurchase of common stock	-	(28,958)
Net cash flow (used for) provided by financing activities	(153,501)	140,298

Change in cash and cash equivalents	14,575	270,847

Cash and cash equivalents, beginning of period	141,875	112,882
Cash and cash equivalents, end of period	$156,450	$383,729

Interest paid during the period (net of capitalized interest of $579 and $926, respectively)	$108,906	$113,411

Income taxes paid during the period	$798	$1,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and Subsidiaries, (the “Company”). The Company’s Subsidiaries includes subsidiaries which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information furnished in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2012 Annual Report on Form 10-K for the year ended December 31, 2012 ("10-K"), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements (see Footnote 9).

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Computation of Basic Earnings Per Share:

Income from continuing operations	$77,595	$75,356	$146,919	$129,363
Gain on sale of operating properties, net of tax	-	4,059	540	4,059
Net income attributable to noncontrolling interests	(2,133)	(3,275)	(4,871)	(8,785)
Discontinued operations attributable to noncontrolling interests	-	95	17	2,393
Preferred stock dividends	(14,573)	(20,841)	(29,147)	(36,415)
Income from continuing operations available to the common shareholders	60,889	55,394	113,458	90,615
Earnings attributable to unvested restricted shares	(352)	(313)	(705)	(627)
Income from continuing operations attributable to common shareholders	60,537	55,081	112,753	89,988
Loss from discontinued operations attributable to the Company	(24,323)	(7,123)	(23,696)	(4,280)
Net income attributable to the Company’s common shareholders for basic earnings per share	$36,214	$47,958	$89,057	$85,708

Weighted average common shares outstanding	407,640	405,560	407,154	405,916

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.15	$0.14	$0.28	$0.22
Loss from discontinued operations	(0.06)	(0.02)	(0.06)	(0.01)
Net income	$0.09	$0.12	$0.22	$0.21

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$60,537	$55,081	$112,753	$89,988
Loss from discontinued operations attributable to the Company	(24,323)	(7,123)	(23,696)	(4,280)
Net income attributable to the Company’s common shareholders for diluted earnings per share	$36,214	$47,958	$89,057	$85,708

Weighted average common shares outstanding – basic	407,640	405,560	407,154	405,916
Effect of dilutive securities (a):
Equity awards	1,191	916	1,009	911
Shares for diluted earnings per common share	408,831	406,476	408,163	406,827

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.15	$0.14	$0.28	$0.22
Loss from discontinued operations	(0.06)	(0.02)	(0.06)	(0.01)
Net income	$0.09	$0.12	$0.22	$0.21

(a)

For the three and six months ended June 30, 2013 and 2012, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.  Additionally, there were 9,070,328 and 14,343,058 stock options that were not dilutive at June 30, 2013 and 2012, respectively.

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

New Accounting Pronouncements -

In February 2013, the FASB issued new guidance regarding liabilities, Accounting Standards Update ("ASU") 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligations. The adoption of ASU 2013-04 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Reclassifications –

Certain reclassifications have been made to previously recorded amounts to conform to the current year presentation, Specifically, the Company is presenting on its Condensed Consolidated Statements of Income its Provision for doubtful accounts as a separate line item included in Operating expenses, which during 2012 was included in Revenues from rental properties. Additionally, the Company made certain other immaterial reclassifications to the Company’s Condensed Consolidated Balance Sheets as of December 31, 2012 to conform to the current year presentation.

2. Operating Property Activities

Acquisitions -

During the six months ended June 30, 2013, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Other	Total	GLA*
Santee Trolley Square(1)	Santee, CA	Jan-13	$26,863	$48,456	$22,681	$98,000	311
Shops at Kildeer (2)	Kildeer, IL	Jan-13	-	32,724	-	32,724	168
Village Commons S.C.	Tallahassee, FL	Jan-13	7,100	-	-	7,100	125
Putty Hill Plaza (3)	Baltimore, MD	Jan-13	4,592	9,115	489	14,196	91
Columbia Crossing II S.C.	Columbia, MD	Jan-13	21,800	-	-	21,800	101
Roseville Plaza (Parcel)	Roseville, MN	Jan-13	5,143	-	-	5,143	80
Wilton River Park (4)	Wilton, CT	Mar-13	777	36,000	5,223	42,000	187
Canyon Square (5)	Santa Clarita, CA	Apr-13	1,950	13,800	-	15,750	97
JTS Portfolio (6)	Baton Rouge, LA	Apr-13	-	43,267	11,733	55,000	520
Factoria Mall (7)	Bellevue, WA	May-13	37,283	56,000	37,467	130,750	510
6 Out-parcels	Various	Jun-13	13,053	-	-	13,053	97
			$118,561	$239,362	$77,593	$435,516	2,287

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

(5)

This property was acquired from a joint venture in which the Company has a 15% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. This transaction resulted in a change in control with no gain or loss recognized.

(6)

The Company acquired the remaining interest in a portfolio of office properties from a preferred equity investment in which the Company held a noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a change in control loss of $9.6 million from the fair value adjustment associated with the Company’s original ownership, which is reflected in the purchase price above in Other. The debt assumed in connection with this transaction of $43.3 million was repaid in April 2013.

(7)	The Company acquired an additional 49% interest in this operating property from an unconsolidated joint venture in which the Company had a 50% noncontrolling interest. As such the Company now consolidates this investment. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain of $8.2 million from the fair value adjustment associated with the Company’s original ownership due to a change in control, which is reflected in the purchase price above in Other.

The aggregate purchase price of the properties acquired during the six months ended June 30, 2013 has been allocated as follows (in thousands):

Land	$128,048
Buildings	226,155
Above Market Rents	10,403
Below Market Rents	(14,178)
In-Place Leases	19,497
Building Improvements	57,884
Tenant Improvements	11,466
Mortgage Fair Value Adjustment	(3,884)
Other Assets	1,405
Other Liabilities	(1,280)
$435,516

During the six months ended June 30, 2013, the Company acquired the remaining ownership interest in FNC Realty Corporation (“FNC”) of 17.3% for $20.3 million. As a result of this transaction the Company now owns 100% of FNC. The Company had previously and continues to consolidate FNC. Since there was no change in control from this transaction, the purchase of the additional interest resulted in a decrease in noncontrolling interest of $19.6 million and a decrease in the Company’s Paid-in capital of $0.7 million during 2013.

Additionally, during the six months ended June 30, 2013, the Company acquired the remaining interest in three previously consolidated joint ventures for $6.5 million. The Company continues to consolidate these entities as there was no change in control from these transactions. The purchase of the remaining partnership interests resulted in an aggregate decrease in noncontrolling interest of $0.4 million and an aggregate decrease of $4.8 million, after income taxes, to the Company’s Paid-in capital, during the six months ended June 30, 2013.

Dispositions –

During the six months ended June 30, 2013, the Company disposed of 13 operating properties, in separate transactions, for an aggregate sales price of $100.8 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $4.4 million and impairment charges of $20.8 million, after income taxes.

Additionally, during the six months ended June 30, 2013, the Company disposed of two land parcels for an aggregate sales price of $10.9 million and recognized impairment charges of $0.3 million related to these transactions.

Impairment Charges -

During the six months ended June 30, 2013, the Company recognized aggregate impairment charges of $35.5 million, which are included in Impairment charges under Operating expenses on the Company’s Condensed Consolidated Statements of Income, relating to (i) two land parcels and four operating properties based upon purchase price offers aggregating $39.5 million, and (ii) a cost method investment, based upon a fair value estimate of $7.0 million using a discounted cash flow model (see Footnote 12). The operating property impairments resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions. The impairment of the cost method investment was based upon a review of the underlying cause of the decline in value, as well as the severity and duration of the decline. As a result of such review, the Company determined that the decline was deemed to be other-than-temporary.

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

The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2013 and 2012 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2013 and 2012 and the operations for the applicable period for those assets classified as held-for-sale as of June 30, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Discontinued operations:
Revenues from rental property	$2,597	$11,648	$5,468	$26,186
Rental property expenses	(969)	(4,623)	(2,121)	(10,651)
Depreciation and amortization	(861)	(6,575)	(1,907)	(12,892)
Provision for doubtful accounts	(15)	(568)	(298)	(922)
Interest income/(expense)	744	(637)	667	(1,149)
Other income/(expense), net	3	(94)	(12)	(201)
Income/(loss) from discontinued operating properties, before income taxes	1,499	(849)	1,797	371
Impairment of property carrying value, net, before income taxes	(42,951)	(24,915)	(45,783)	(34,245)
Gain on disposition of operating properties, net	1,869	11,263	4,365	23,242
Benefit for income taxes, net	15,260	7,473	15,942	8,745
Loss from discontinued operating properties	(24,323)	(7,028)	(23,679)	(1,887)
Net income attributable to noncontrolling interests	-	(95)	(17)	(2,393)
Loss from discontinued operations attributable to the Company	$(24,323)	$(7,123)	$(23,696)	$(4,280)

During the six months ended June 30, 2013, the Company classified as held-for-sale five operating properties, comprising 163,381 square feet of GLA.  The aggregate book value of these properties was $38.1 million, net of accumulated depreciation of $5.4 million.   The Company recognized impairment charges of $9.9 million, after income taxes, on three of these properties. The book value of the other properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized. The Company’s determination of the fair value of these properties, aggregating $27.6 million, was based upon executed contracts of sale with a third parties (see Footnote 12).   In addition, the Company completed the sale of two held-for-sale operating properties during the six months ended June 30, 2013, one of which was classified as held-for-sale during 2012 (these dispositions are included in Footnote 2 above).  At June 30, 2013, the Company had four operating properties classified as held-for-sale at a carrying amount of $21.4 million, net of accumulated depreciation of $4.5 million, which are included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

4. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at June 30, 2013 and December 31, 2012 (in millions, except number of properties):

	As of June 30, 2013					As of December 31, 2012
Venture	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2) (10)	15.0%	60	10.6	$2,716.4	$169.4	15.0%	61	10.7	$2,744.9	$170.1
Kimco Income Opportunity Portfolio (“KIR”) (2) (13)	48.6%	58	12.4	1,514.0	189.0	45.0%	58	12.4	1,543.2	140.3
UBS Programs (“UBS”) (2) (7) (14)*	-%	-	-	-	0.9	17.9%	40	5.7	1,260.1	58.4
Kimstone (2) (14)	33.3%	39	5.6	1,085.6	107.1	0.0%	-	-	-	-
BIG Shopping Centers (2) (9)*	37.9%	21	3.4	519.0	30.8	37.7%	22	3.6	547.7	31.3
The Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	6	2.4	436.0	148.7	55.0%	6	2.4	436.1	149.5
Kimco Income Fund (2)(6)	39.5%	12	1.5	288.1	51.0	15.2%	12	1.5	287.0	12.3
SEB Immobilien (2)	15.0%	13	1.8	361.3	1.2	15.0%	13	1.8	361.2	1.5
Other Institutional Programs (2) (8)	Various	56	2.1	452.8	17.0	Various	58	2.6	499.2	21.3
RioCan	50.0%	45	9.3	1,306.1	136.5	50.0%	45	9.3	1,379.3	111.0
Intown (3)	-	-	-	-	-	-	138	N/A	841.0	86.9
Latin America (12)	Various	124	15.4	1,010.5	274.8	Various	131	18.0	1,198.1	334.2
Other Joint Venture Programs (4) (5)	Various	82	12.5	1,646.4	266.0	Various	87	13.2	1,846.7	311.4
Total		516	77.0	$11,336.2	$1,392.4		671	81.2	$12,944.5	$1,428.2

*   Ownership % is a blended rate

The table below presents the Company’s share of net income/(loss) for the above investments which is included in the Company’s Condensed Consolidated Statements of Income in Equity in income of joint ventures, net for the six months ended June 30, 2013 and 2012 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
KimPru and KimPru II (10)	$2.3	$2.1	$4.2	$4.1
KIR	7.4	5.9	14.5	11.9
UBS Programs (14)	0.7	0.6	1.6	0.4
BIG Shopping Centers (9)	(0.5)	(0.8)	1.5	(1.4)
CPP	1.6	1.3	3.0	2.5
Kimco Income Fund	0.9	0.2	1.5	1.0
SEB Immobilien	0.3	0.2	0.5	0.3
Other Institutional Programs (16) (18)	0.5	1.2	0.9	4.2
RioCan (17)	6.6	12.5	12.7	17.8
Intown	1.6	0.3	1.4	0.8
Latin America (12)	30.5	3.9	32.1	6.5
Other Joint Venture Programs (11) (15)	7.6	3.0	9.7	17.0

Total	$59.5	$30.4	$83.6	$65.1

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

(3)

The Company’s share of this investment was subject to fluctuation and dependent upon property cash flows. During June 2013, the Intown portfolio was sold for a sales price of $735.0 million which included the assignment of $609.2 million in debt. This transaction resulted in a deferred gain to the Company of $21.7 million. The Company continues to maintain its guarantee of $145.2 million of outstanding debt assumed by the buyer. The guarantee is collateralized by the buyer’s ownership interest in the portfolio. The Company is entitled to a guarantee fee, for the initial term of the loan, which is scheduled to mature in December 2015. The guarantee fee is calculated based upon the difference between LIBOR plus 1.15% and 5.0% per annum multiplied by the outstanding amount of the loan. Additionally, the Company has entered into a commitment to provide financing up to $145.2 million for five years past the date of maturity. This commitment can be in the form of extensions with the current lender or a new lender or financing directly from the Company to the buyer. Due to this continued involvement, the Company deferred its gain until such time that the guarantee and commitment expire.

(4)

During the six months ended June 30, 2013, the Company amended one of its Canadian preferred equity investment agreements to restructure the investment as a pari passu joint venture in which the Company holds a noncontrolling interest. As a result of this transaction, the Company continues to account for its investment in this joint venture under the equity method of accounting and includes this investment in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets.

(5)

During the six months ended June 30, 2013, two joint ventures in which the Company held noncontrolling interests sold two operating properties to the Company, in separate transactions, for an aggregate sales price of $228.8 million. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance. As such, the Company recognized an aggregate gain of $30.9 million, before income tax, from the fair value adjustment associated with its original ownership due to a change in control and now consolidates these operating properties.

(6)	During the six months ended June 30, 2013, the Company purchased an additional 24.24% interest in Kimco Income Fund for $38.3 million.
(7)

During the six months ended June 30, 2013, UBS sold an operating property to the Company for a sales price of $32.7 million, which was equal to the remaining debt balance.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. As such the Company recognized no gain or loss from a change in control and now consolidates this operating property.

(8)

During the six months ended June 30, 2013, a joint venture in which the Company held a noncontrolling interest sold an operating property to the Company for a sales price of $14.2 million. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. As such the Company recognized a gain of $0.5 million from the fair value adjustment associated with the Company’s original ownership due to a change in control and now consolidates this operating property.

(9)

During the six months ended June 30, 2013, BIG recognized a gain on early extinguishment of debt of $13.7 million related to a property that was foreclosed on by a third party lender. The Company’s share of this gain was $2.4 million.

(10)

During the six months ended June 30, 2013, the Company purchased the remaining interest in an operating property for a purchase price of $15.8 million. As a result of this transaction, KimPru recognized an impairment charge of $4.0 million, of which the Company’s share was $0.6 million.

(11)

During the six months ended June 30, 2013, a joint venture in which the Company has a noncontrolling interest recognized an impairment charge of $1.8 million related to the pending sale of one property. The Company’s share of this impairment charge was $0.9 million.

(12)

During the six months ended June 30, 2013, the Company sold nine operating properties located throughout Mexico for $274.0 million which were held in unconsolidated joint ventures in which the Company has noncontrolling interests. This transaction resulted in a net gain of $48.6 million, after tax, of which the Company’s share was $24.3 million.

(13)	During the six months ended June 30, 2013, the Company purchased an additional 3.57% interest in KIR for $48.4 million.
(14)

During June 2013, the Company increased its ownership interest in the UBS Programs to 33.3% and simultaneously UBS transferred its remaining 66.7% ownership interest in the UBS Programs to affiliates of Blackstone Real Estate Partners VII (“Blackstone”). Both of these transactions were based on a gross purchase price of $1.1 billion. Upon completion of these transactions, Blackstone and the Company entered into a new joint venture (Kimstone) under a new joint venture agreement in which the Company owns a 33.3% noncontrolling interest.

(15)

During the six months ended June 30, 2012, three joint ventures in which the Company holds noncontrolling interests sold three properties, in separate transactions, for an aggregate sales price of $180.0 million.  The Company’s share of income related to these transactions was an aggregate gain of $8.3 million.

(16)

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

(17)

During the six months ended June 30, 2012, the Company recognized income of $7.5 million, before taxes of $1.5 million, from the sale of certain air rights at one of the properties in the RioCan portfolio.

(18)

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

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2013 and December 31, 2012 (dollars in millions):

	As of June 30, 2013			As of December 31, 2012
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**
KimPru and KimPru II	$994.4	5.54%	38.6	$1,010.2	5.54%	44.5
KIR	897.0	5.05%	81.2	914.6	5.22%	78.6
UBS Programs	-	-%	-	691.9	5.40%	39.1
Kimstone	731.4	5.00%	37.4	-	-%	-
BIG Shopping Centers	406.1	5.52%	39.6	443.8	5.52%	45.5
CPP	140.0	5.18%	25.0	141.5	5.19%	31.0
Kimco Income Fund	159.7	5.45%	14.8	161.4	5.45%	20.7
SEB Immobilien	243.8	5.11%	49.3	243.8	5.11%	55.3
RioCan	799.4	4.84%	51.3	923.2	5.16%	41.2
Intown	-	-%	-	614.4	4.46%	46.1
Other Institutional Programs	273.9	5.32%	37.1	310.5	5.24%	39.0
Other Joint Venture Programs	1,468.1	5.65%	58.6	1,612.2	5.70%	57.8
Total	$6,113.8			$7,067.5

** Average Remaining Term includes extension options

5. Other Real Estate Investments

Preferred Equity Capital -

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program. As of June 30, 2013, the Company’s net investment under the Preferred Equity program was $263.2 million relating to 492 properties, including 392 net leased properties.  During the six months ended June 30, 2013, the Company earned $17.3 million from its preferred equity investments, including $4.4 million in profit participation earned from one capital transaction.  During the six months ended June 30, 2012, the Company earned $16.6 million from its preferred equity investments, including $4.5 million in profit participation earned from eight capital transactions.

During the six months ended June 30, 2013, the Company amended one of its Canadian preferred equity agreements to restructure its investment, into a pari passu joint venture investment in which the Company holds a noncontrolling interest.  As a result of the amendment, the Company continues to account for this investment under the equity method of accounting and from the date of the amendment will include this investment in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2013, a preferred equity investment in a portfolio of properties was acquired by the Company. As a result of this transaction, the Company now consolidates this investment. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a change in control loss of $9.6 million, from the fair value adjustment associated with the Company’s original ownership.

Other –

During the six months ended June 30, 2013, the Company funded an aggregate $70.8 million as its participation in a transaction with Supervalu, Inc. (“SVU”) through a consortium led by Cerberus Capital Management, L.P. This investment includes a contribution of $22.3 million to acquire 414 Albertsons locations from SVU through the Company’s current joint venture in Albertsons which the Company now holds a 15.2% noncontrolling ownership interest. The Company recorded this additional investment in Other real estate investments on the Company’s Condensed Consolidated Balance Sheets and will continue to account for its investment in this joint venture under the equity method of accounting. Also included in this aggregate funding is the Company’s contribution of $14.9 million to fund its 15% noncontrolling investment in NAI Group Holdings Inc., a C-corporation, to acquire four grocery banners (Shaw’s, Jewel-Osco, Acme and Star Market) totaling 456 locations from SVU. The Company recorded this investment in Other assets on the Company’s Condensed Consolidated Balance Sheets and will account for its investment under the cost method of accounting. Additionally, as part of this overall funding, the Company acquired 8.2 million shares of SVU common stock for $33.6 million, which is recorded in Marketable securities on the Company’s Condensed Consolidated Balance Sheets.

6. Variable Interest Entities

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at June 30, 2013, are two entities that are VIEs, for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

           At June 30, 2013, total assets of these ground-up development VIEs were $88.8 million and total liabilities were $0.3 million. The classification of these assets is primarily within Real estate under development and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating $33.2 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at June 30, 2013, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

The Company’s investment in this VIE was $17.5 million as of June 30, 2013, which is included in Real estate under development in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $35.9 million, which primarily represents the Company’s current investment and estimated future funding commitments of $18.4 million.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at June 30, 2013, is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of June 30, 2013, the Company’s investment in this VIE was a negative $11.4 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $11.4 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

7. Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. Interest income on performing loans is accrued as earned. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. Generally, loans 90 days or more past due are placed on non-accrual status unless there is sufficient collateral to assure collectability of principal and interest. Upon the designation of non-accrual status, all unpaid accrued interest is reserved against through current income. Interest income on non-performing loans is generally recognized on a cash basis. The following table presents performing and non-performing loans as of June 30, 2013 (in thousands):

	Number of Loans	Amount
Performing Loans	24	$50,770
Non-Performing Loans	1	23,318
Total	25	$74,088

As of June 30, 2013, the Company had one loan aggregating $23.3 million which was in default for nonpayment of principal and interest. The Company has placed this loan on non-accrual status with respect to the recognition of interest income starting from the loan’s nonperformance date in April 2008. The Company assessed this loan and determined that the estimated fair value of the underlying collateral exceeded its carrying value as of June 30, 2013. During June 2013, the Company commenced foreclosure proceedings on the underlying collateral of 427 acres of land located in Brantford, Ontario Canada relating to this loan.

During the six months ended June 30, 2013 the Company foreclosed on a $1.3 million loan that had been non-performing and as such acquired the 59.24 acres of undeveloped land located in Westbrook, Maine which was the collateral under the loan.

8. Marketable Securities and Other Investments

At June 30, 2013, the Company’s investment in marketable securities was $71.0 million which includes an aggregate unrealized gain of $25.5 million relating to marketable equity security investments.

During the six months ended June 30, 2013, the Company received $10.6 million in proceeds from the sale of certain marketable equity securities. In connection with this transaction, the Company recognized a gain of $5.3 million.

9. Notes Payable

During March 2013, the Company entered into a new five year 1.0 billion Mexican peso (“MXN”) term loan which matures in March 2018. This term loan bears interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35% (5.66% as of June 30, 2013). The Company has the option to swap this rate to a fixed rate at any time during the term of the loan.  The Company used these proceeds to repay its 1.0 billion MXN term loan, which matured in March 2013 and bore interest at a fixed rate of 8.58%.  As of June 30, 2013, the outstanding balance on this new term loan was MXN 1.0 billion (USD $76.8 million).

During May 2013, the Company issued $350.0 million of 10-year Senior Unsecured Notes at an interest rate of 3.125% payable semi-annually in arrears which are scheduled to mature in May 2023. Net proceeds from the issuance were approximately $344.7 million, after related transaction costs of $0.5 million. The proceeds from this issuance were used for general corporate purposes including the partial reduction of borrowings under the Company’s revolving credit facility and the repayment of the $75.0 million senior unsecured notes which matured in June 2013.

During the six months ended June 30, 2013, the Company repaid (i) its $100.0 million 6.125% senior unsecured notes, which matured in January 2013 and (ii) its $75.0 million 4.70% senior unsecured notes, which matured in June 2013.

During July 2013, a wholly-owned subsidiary of the Company issued $200.0 million Canadian denominated (“CAD”) Series 4 unsecured notes on a private placement basis in Canada. The notes bear interest at 3.855% and are scheduled to mature on August 4, 2020. Proceeds from the notes will be used to repay the Company’s CAD $200.0 million 5.180% unsecured notes maturing on August 16, 2013.

10. Mortgages Payable

During the six months ended June 30, 2013, the Company (i) assumed $243.3 million of individual non-recourse mortgage debt relating to the acquisition of eight operating properties, including an increase of $3.9 million associated with fair value debt adjustments (ii) obtained $17.4 million of individual non-recourse mortgage debt relating to two operating properties and (iii) paid off $66.2 million of mortgage debt that encumbered six properties.

11. Noncontrolling Interests

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling financial interest in accordance with the provisions of the FASB’s Consolidation guidance.  The Company identifies its noncontrolling interests separately within the equity section on the Company’s Condensed Consolidated Balance Sheets. Noncontrolling interests also includes amounts related to partnership units issued by consolidated subsidiaries of the Company in connection with certain property acquisitions.  Partnership units which are determined to be mandatorily redeemable under the FASB’s Distinguishing Liabilities from Equity guidance are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Condensed Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented on the Company’s Condensed Consolidated Statements of Income.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2013 and June 30, 2012 (amounts in thousands):

	2013	2012
Balance at January 1,	$81,076	$95,074
Issuance of redeemable units	5,223	-
Fair market value adjustment	(1,238)	-
Fair market value amortization	338	-
Other	87	(15)
Balance at June 30,	$85,486	$95,059

12. Fair Value Measurements

All financial instruments of the Company are reflected in the accompanying Condensed Consolidated Balance Sheets at amounts which, in management’s estimation based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values except those listed below, for which fair values are disclosed.  The valuation method used to estimate fair value for fixed-rate and variable-rate debt is based on discounted cash flow analyses, with assumptions that include credit spreads, market yield curves, trading activity, loan amounts and debt maturities.  The fair values for marketable securities are based on published values, securities dealers’ estimated market values or comparable market sales.  Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable securities (1)	$71,009	$71,277	$36,541	$36,825

Notes payable (2)	$3,284,014	$3,446,142	$3,192,127	$3,408,632

Mortgages payable (3)	$1,180,760	$1,238,727	$1,003,190	$1,068,616

(1) As of June 30, 2013 and December 31, 2012, the Company determined that $68.0 million and $33.4 million, respectively, of the Marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $3.3 million and $3.4 million, respectively, were classified within Level 3 of the fair value hierarchy.

(2) The Company determined that its valuation of Notes payable was classified within Level 2 of the fair value hierarchy.

(3) The Company determined that its valuation of Mortgages payable was classified within Level 3 of the fair value hierarchy.

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

The table below presents the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2013	Level 1	Level 2	Level 3

Marketable equity securities	$67,979	$67,979	$-	$-

	Balance at December 31, 2012	Level 1	Level 2	Level 3

Marketable equity securities	$33,428	$33,428	$-	$-

Assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012, are as follows (in thousands):

	Balance at June 30, 2013	Level 1	Level 2	Level 3

Real estate	$39,506	$-	$-	$39,506
Cost method investment	$6,976	$-	$-	$6,976

	Balance at December 31, 2012	Level 1	Level 2	Level 3

Real estate	$52,505	$-	$-	$52,505

During the six months ended June 30, 2013, the Company recognized impairment charges of $81.5 million ($45.8 million of which is included in discontinued operations) of which $73.7 million related to adjustments to property carrying values and $7.8 million relating to a cost method investment. During the six months ended June 30, 2012, the Company recognized impairment charges of $34.6 million ($34.2 million of which is included in discontinued operations) relating to adjustments to property carrying values. The Company’s estimated fair values were primarily based upon estimated sales prices from third party offers relating to property carrying values and a discounted cash flow model relating to the Company’s cost method investment. The Company does not have access to the unobservable inputs used by the third parties to determine these estimated fair values.  The discounted cash flows model includes all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include contractual revenues and forecasted revenues and expenses based upon market conditions and expectations for growth. The capitalization rate of 6.0% and discount rate of 9.5% which were utilized in this model were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective investments. Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

13. Preferred Stock

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share information and par values):

As of June 30, 2013 and December 31, 2012
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

14. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012
Acquisition of real estate interests by assumption of mortgage debt	$36,716	$116,735
Acquisition of real estate interests by issuance of redeemable units	$3,985	$-
Issuance of restricted common stock	$9,213	$18,066
Surrender of restricted common stock	$(3,176)	$(1,555)
Disposition of real estate interests by assignment of debt	$-	$13,655
Disposition of real estate through the issuance of an unsecured obligation	$3,513	$1,750
Declaration of dividends paid in succeeding period	$98,326	$98,883
Consolidation of Joint Ventures:
Increase in real estate and other assets	$228,200	$-
Increase in mortgages payable	$206,489	$-

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

The Company recognized expenses associated with its equity awards of $10.9 million and $11.7 million for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, the Company had $37.2 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.8 years.

16. Taxable REIT Subsidiaries (“TRS”)

The Company is subject to federal, state and local income taxes on the income from its TRS activities, which include wholly owned subsidiaries of the Company, Kimco Realty Services ("KRS"), which due to a merger on April 1, 2013 includes FNC Realty Corporation (“FNC”), and the consolidated entity Blue Ridge Real Estate Company/Big Boulder Corporation.  On April 2, 2013, the Company contributed its interest in FNC to KRS and KRS acquired all of the outstanding stock of FNC in a reverse cash merger. The Company is also subject to local non-U.S. taxes on certain investments located outside the U.S.

Income taxes have been provided for on the asset and liability method as required by the FASB’s Income Taxes guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the taxable assets and liabilities.

The Company’s deferred tax assets and liabilities, which are included in the caption Other assets and Other liabilities on the accompanying Condensed Consolidated Balance Sheets, at June 30, 2013 and December 31, 2012, were as follows (in thousands):

	June 30, 2013	December 31, 2012
Deferred tax assets:
Tax/GAAP basis differences	$59,145	$68,623
Net operating losses	68,890	43,483
Related party deferred loss	6,214	6,214
Tax credit carryforwards	3,815	3,815
Capital loss carryforwards	647	647
Charitable contribution carryforward	3	3
Non-U.S. tax/GAAP basis differences	65,469	62,548
Valuation allowance – U.S.	(25,045)	(33,783)
Valuation allowance – Non-U.S.	(40,381)	(38,129)
Total deferred tax assets	138,757	113,421
Deferred tax liabilities – U.S.	(19,235)	(9,933)
Deferred tax liabilities – Non-U.S.	(14,039)	(13,263)
Net deferred tax assets	$105,483	$90,225

As of June 30, 2013, the Company had net deferred tax assets of $105.5 million comprised of (i) $94.4 million primarily related to KRS (including $20.3 million related to FNC) and (ii) $11.1 million related to its foreign investments. During the six months ended June 30, 2013, the Company determined that a reduction of $8.7 million of the valuation allowance against the FNC deferred tax assets was deemed appropriate based on expected future taxable income. The Company determined that no additional valuation allowance was needed against the remaining net deferred tax asset as future earnings are anticipated to be sufficient to more likely than not realize its net deferred tax asset. The Company based its determination on an analysis of both positive and negative evidence. If future income projections do not occur as forecasted and future taxable earnings are insufficient, the Company will reevaluate the need for an additional valuation allowance.

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

17. Accumulated Other Comprehensive Income (“AOCI”)

The following table displays the change in the components of accumulated other comprehensive income for the six months ended June 30, 2013:

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for-Sale Investments	Total
Balance as of December 31, 2012	$(85,404)	$19,222	$(66,182)
Other comprehensive income before reclassifications	(1,844)	13,422	11,578
Amounts reclassified from AOCI (1)	-	(7,194)	(7,194)
Net current-period other comprehensive income	(1,844)	6,228	4,384
Balance as of June 30, 2013	$(87,248)	$25,450	$(61,798)

(1) Amounts were reclassified to Interest, dividends and other investment income on the Company’s Condensed Consolidated Statements of Income.

18. Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the six months ended June 30, 2013. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the six months ended June 30, 2013 and 2012, adjusted to give effect to these transactions at the beginning of 2012.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations (amounts presented in millions, except per share figures).

	Six Months Ended June 30,
	2013	2012

Revenues from rental property	$472.9	$431.1
Net income	$173.7	$133.9
Net income available to the Company’s common shareholders	$140.3	$88.7

Net income available to the Company’s common shareholders per common share:
Basic	$0.34	$0.22
Diluted	$0.34	$0.22

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of June 30, 2013, the Company had interests in 874 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 128.0 million square feet of gross leasable area (“GLA”) and 682 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling 25.4 million square feet of GLA, for a grand total of 1,556 properties aggregating 153.4 million square feet of GLA, located in 43 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s vision is to be the premier owner and operator of shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through investments in North America.  This vision has entailed a shift away from non-retail assets that the Company currently holds. These investments include non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties.  The Company has been actively selling its non-retail assets and investments. As of June 30, 2013, these investments had a book value of $212.9 million, which represents less than 1.9% of the Company’s total assets, before depreciation. In addition, the Company has an active capital recycling program of selling retail assets deemed non-strategic. If the Company accepts sales prices for these non-retail and/or non-strategic assets that are less than their net carrying values, the Company would be required to take impairment charges. In order to execute the Company’s vision, the Company’s strategy is to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers.  In addition, the Company has an institutional management business with domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers.

Results of Operations

Comparison of the three months ended June 30, 2013 to 2012

	Three Months Ended June 30, (amounts in millions)
	2013	2012	Increase	% change

Revenues from rental property (1)	$237.1	$217.8	$19.3	8.9%

Rental property expenses: (2)
Rent	$3.4	$2.9	$0.5	17.2%
Real estate taxes	28.9	28.0	0.9	3.2%
Operating and maintenance	31.4	26.8	4.6	17.2%
	$63.7	$57.7	$6.0	10.4%

Depreciation and amortization (3)	$63.4	$59.7	$3.7	6.2%

Comparison of the six months ended June 30, 2013 to 2012

	Six Months Ended June 30, (amounts in millions)
	2013	2012	Increase	% change

Revenues from rental property (1)	$467.4	$429.9	$37.5	8.7%

Rental property expenses: (2)
Rent	$6.7	$6.2	$0.5	8.1%
Real estate taxes	58.3	55.6	2.7	4.9%
Operating and maintenance	59.6	52.4	7.2	13.7%
	$124.6	$114.2	$10.4	9.1%

Depreciation and amortization (3)	$125.1	$118.3	$6.8	5.7%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2013 and 2012, providing incremental revenues for the three and six months ended June, 2013 of $16.5 million and $31.7 million, respectively, as compared to the corresponding periods in 2012, (ii) an overall increase in the consolidated shopping center portfolio occupancy to 93.3% at June 30, 2013, as compared to 92.8% at June 30, 2012, (iii) the completion of certain development and redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the three and six months ended June 30, 2013 of $1.4 million and $2.5 million, respectively, as compared to the corresponding periods in 2012, and (iv) an increase in revenues relating to the Company’s Latin America portfolio of $1.4 million and $3.3 million, respectively, for the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee; (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the three months ended June 30, 2013, as compared to the corresponding period in 2012, primarily due to (i) an increase in real estate taxes of $0.9 million, primarily due to acquisitions of properties during 2013 and 2012, (ii) an increase in repairs and maintenance costs of $2.7 million, primarily due to acquisitions of properties during 2013 and 2012, (iii) an increase in snow removal costs of $1.3 million and (iv) an increase in utilities expense of $0.5 million. Rental property expenses increased for the six months ended June 30, 2013, as compared to the corresponding period in 2012, primarily due to (i) an increase in real estate taxes of $2.7 million, primarily due to acquisitions of properties during 2013 and 2012, (ii) an increase in repairs and maintenance costs of $3.7 million, primarily due to acquisitions of properties during 2013 and 2012, (iii) an increase in snow removal costs of $2.1 million, (iv) an increase in utilities expense of $0.8 million and (v) an increase in insurance premiums of $0.6 million.

(3)

Depreciation and amortization increased for the three and six months ended June 30, 2013, as compared to the corresponding period in 2012, primarily due to (i) operating property acquisitions during 2013 and 2012 and (ii) expensing of unamortized tenant costs related to tenant vacancies prior to their lease expiration, partially offset by (iii) certain operating property dispositions during 2013 and 2012.

During the six months ended June 30, 2013, the Company recognized impairment charges of $81.5 million ($45.8 million of which is included in discontinued operations) of which $73.7 million related to adjustments to property carrying values and $7.8 million relating to a cost method investment. During the six months ended June 30, 2012, the Company recognized impairment charges of $34.6 million ($34.2 million of which is included in discontinued operations) relating to adjustments to property carrying values. The Company’s estimated fair values were primarily based upon estimated sales prices from third party offers relating to property carrying values and a discounted cash flow model relating to the Company’s cost method investment. Based on the usage of estimated sales prices and discounted cash flow model as inputs to determine fair value the Company determined that its valuation of these investments was classified within Level 3 of the FASB’s fair value hierarchy. The property carrying value impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.

Interest, dividends and other investment income increased $6.2 million and $8.7 million for the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012. These increases are primarily due to an increase in realized gains of $5.3 million resulting from the sale of certain marketable securities during 2013 and an increase in cash distributions related to cost method investments of $0.7 million and $2.8 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012.

Other (expense)/income, net changed $3.0 million to $2.5 million of expense for the three months ended June 30, 2013, as compared to $0.5 million of income for the three months ended June 30, 2012. Additionally, Other (expense)/income, net changed $2.9 million to $6.0 million of expense for the six months ended June 30, 2013, as compared to $3.1 million of expense for the six months ended June 30, 2012. These changes are primarily due to decreases in gains on land sales of $2.4 million and $3.2 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012.

Interest expense decreased $4.8 million for the six months ended June 30, 2013, as compared to the corresponding period in 2012.  This decrease is primarily related to lower interest rates on borrowings during the six months ended June 30, 2013, as compared to the corresponding period in 2012.

Benefit/(provision) for income taxes, net changed $15.1 million to a benefit of $11.8 million for the three months ended June 30, 2013, as compared to a provision of $3.3 million for the corresponding period in 2012. This change is primarily due to (i) an increase in income tax benefit of $6.7 million related to impairments taken during the three months ended June 30, 2013, as compared to the corresponding period in 2012, (ii) a partial release of the deferred tax valuation allowance of $8.7 million related to FNC Realty Corporation (“FNC”) based on the Company’s estimated future earnings of FNC and (iii) a decrease in tax provision of $2.8 million resulting from a decrease in equity in income recognized in connection with the Albertson’s investment during 2013, as compared to 2012, partially offset by (iv) an increase in foreign taxes of $1.7 million primarily relating to changes in foreign currency exchange rates.

Benefit/(provision) for income taxes, net changed $4.2 million to a provision of $3.9 million for the six months ended June 30, 2013, as compared to a provision of $8.1 million for the corresponding period in 2012. This change is primarily due to (i) an increase in income tax benefit of $6.7 million related to impairments taken during the six months ended June 30, 2013, as compared to the corresponding period in 2012, (ii) a partial release of the deferred tax valuation allowance of $8.7 million related to FNC based on the Company’s estimated future earnings of FNC and (iii) a decrease in tax provision of $2.6 million resulting from a decrease in equity in income recognized in connection with the Albertson’s investment during 2013, as compared to 2012, partially offset by (iv) an increase in income tax expense of $9.1 million relating to a change in control gain resulting from the purchase of a partner’s noncontrolling interest in an unconsolidated joint venture, (v) an increase in foreign taxes of $1.3 million primarily relating to changes in foreign currency exchange rates and (vi) an increase in tax provision of $1.5 million for the six months ended June 30, 2013, as compared to the corresponding period in 2012, resulting from incremental earnings due to increased profitability from properties within the Company’s taxable REIT subsidiaries.

Equity in income of joint ventures, net increased $29.2 million for the three months ended June 30, 2013, as compared to the corresponding period in 2012. This increase is primarily the result of (i) an increase in gains of $29.5 million resulting from the sale of properties within various joint venture investments during the three months ended June 30, 2013, as compared to the corresponding period in 2012, (ii) an increase in equity in income of $1.3 million from the Company’s InTown Suites investment primarily resulting from increased operating profitability, (iii) an increase in equity in income from two joint ventures of $0.6 million due to the Company’s increase in ownership percentage and (iv) incremental earnings due to increased profitability from properties within the Company’s joint venture program, partially offset by (v) the recognition of $7.5 million in income on the sale of certain air rights at a property within one of the Company’s joint venture investments in Canada during 2012.

Equity in income of joint ventures, net increased $18.5 million for the six months ended June 30, 2013, as compared to the corresponding period in 2012. This increase is primarily the result of (i) an increase in gains of $20.3 million resulting from the sale of properties within various joint venture investments during 2013 as compared to 2012, (ii) an increase in equity in income of $0.6 million from the Company’s InTown Suites investment primarily resulting from increased operating profitability, (iii) an increase in equity in income from two joint ventures of $0.4 million due to the Company’s increase in ownership percentage, (iv) incremental earnings due to increased profitability from properties within the Company’s joint venture program, partially offset by (v) the recognition of $7.5 million in income on the sale of certain air rights at a property within one of the Company’s joint venture investments in Canada during 2012.

During June 2013, the Intown portfolio was sold for a sales price of $735.0 million which included the assignment of $609.2 million in debt. This transaction resulted in a deferred gain to the Company of $21.7 million. The Company continues to maintain its guarantee of $145.2 million of outstanding debt assumed by the buyer. The guarantee is collateralized by the buyer’s ownership interest in the portfolio. The Company is entitled to a guarantee fee, for the initial term of the loan, which is scheduled to mature in December 2015. The guarantee fee is calculated based upon the difference between LIBOR plus 1.15% and 5.0% per annum multiplied by the outstanding amount of the loan. Additionally, the Company has entered into a commitment to provide financing up to $145.2 million for five years past the date of maturity. This commitment can be in the form of extensions with the current lender or a new lender or financing directly from the Company to the buyer. Due to this continued involvement, the Company deferred its gain until such time that the guarantee and commitment expire.

During the six months ended June 30, 2013, the Company acquired four properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded an aggregate net gain on change in control of interests of $21.7 million related to the fair value adjustment associated with its original ownership of these properties.

During the six months ended June 30, 2012, the Company acquired three properties from a joint venture in which the Company had a noncontrolling interest.  The Company recorded an aggregate gain on change in control of interests of $14.2 million related to the fair value adjustment associated with its original ownership of these properties.

During the six months ended June 30, 2013, the Company disposed of 13 operating properties, in separate transactions, for an aggregate sales price of $100.8 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $4.4 million and impairment charges of $20.8 million, after income taxes.

Additionally, during the six months ended June 30, 2013, the Company disposed of two land parcels for a sales price of $10.9 million and recognized aggregate impairment charges of $0.3 million related to these transactions, which are recorded as Impairment charges in the Company’s Condensed Consolidated Statements of Income.

During the six months ended June 30, 2012, the Company (i) disposed of 23 operating properties and two outparcels, in separate transactions, for an aggregate sales price of $157.2 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $23.2 million and impairment charges of $34.2 million, before income taxes.

During the six months ended June 30, 2012, the Company sold an operating property to a newly formed unconsolidated joint venture in which the Company has a noncontrolling interest for a sales price of $55.5 million. This transaction resulted in a pre-tax gain of $10.0 million, before income taxes, of which the Company deferred $2.0 million due to its continued involvement. This gain has been recorded as Gain on sale of operating properties, net of tax in the Company’s Condensed Consolidated Statements of Income.

Net income attributable to the Company was $51.1 million and $118.9 million for the three and six months ended June 30, 2013, respectively. Net income attributable to the Company for the three and six months ended June 30, 2012 was $69.1 million and $122.8 million, respectively. On a diluted per share basis, net income was $0.09 and $0.22 for the three and six month period ended June 30, 2013, as compared to $0.12 and $0.21 for the three and six month period ended June 30, 2012. These changes are primarily attributable to (i) incremental earnings due to increased profitability from the Company’s operating properties and the acquisition of operating properties during 2013 and 2012, (ii) an increase in gains on change in control of interests (iii) an increase in equity in income of joint ventures, net, and (iv) an increase in tax benefit resulting from impairment charges taken in 2013 as well as a partial release of a deferred tax valuation allowance in FNC, partially offset by, (v) an increase in impairment charges recognized.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At June 30, 2013, the Company’s five largest tenants were TJX Companies, The Home Depot, Wal-Mart, Sears Holdings and Bed Bath & Beyond, which represented 3.0%, 2.9%, 2.5%, 1.8% and 1.8%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing and immediate access to an unsecured revolving credit facility with aggregate bank commitments of $1.75 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Net cash flow provided by operating activities	$265.5	$275.4
Net cash flow used for investing activities	$(97.5)	$(144.9)
Net cash flow (used for)/provided by financing activities	$(153.5)	$140.3

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the six months ended June 30, 2013, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2013 and 2012, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Cash flows provided by operating activities for the six months ended June 30, 2013, were $265.5 million, as compared to $275.4 million for the comparable period in 2012.  This decrease of $9.9 million is primarily attributable to (i) decreased distributions from joint ventures and other real estate investments and (ii) changes in accounts and notes receivable, other operating assets and liabilities, and accounts payable and accrued expenses due to timing of receipts and payments, partially offset by, (iii) higher operational income from operating properties including properties acquired during 2013 and 2012.

Investing Activities

Cash flows used for investing activities for the six months ended June 30, 2013, was $97.5 million, as compared to $144.9 million for the comparable period in 2012. This change of $47.4 million resulted primarily from (i) an increase in reimbursements of investments and advances to real estate joint ventures of $215.2 million, (ii) a decrease in acquisition of operating real estate of $122.1 million, (iii) an increase in proceeds from the sale of marketable securities of $10.6 million, partially offset by, (iv) an increase in investments and advances to real estate joint ventures of $118.7 million, (v) a decrease in proceeds from the sale of operating properties of $95.7 million, (vi) an increase in investment in marketable securities of $33.6 million, (vii) an increase in other investments of $20.6 million, (viii) an increase in other real estate investments of $19.1 million, (ix) increase in investment in mortgage loan receivable of $11.0 million, and (x) a decrease in reimbursements of investments and advances to other real estate investments and other investments of $14.4 million.

Improvements to Operating Real Estate -

During the six months ended June 30, 2013 and 2012, the Company expended $49.5 million and $61.6 million, respectively, towards improvements to operating real estate. These amounts are made up of the following (in thousamds):

	The Six Months Ended June 30,
	2013	2012
Redevelopment/renovations	$12,970	$28,690
Tenant improvements/tenant allowances	30,407	24,693
Other	6,120	8,210
Total	$49,497	$61,593

This decrease is primarily related to decreased spending in the Latin American portfolio relating to fewer tenant improvements during the six months ended June 30, 2013, as compared to the corresponding period in 2012.

Additionally, during the six months ended June 30, 2013 and 2012 the Company capitalized interest of $0.6 million and $0.9 million, respectively, and capitalized payroll of $0.4 million and $0.6 million, respectively, in connection with the Company’s improvements of real estate.

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

Investments and Advances to Joint Ventures -

During the six months ended June 30, 2013, the Company expended $239.9 million for investments and advances to real estate joint ventures, which is primarily related to the Company’s acquisition of additional ownership interest in certain joint ventures and the acquisition of and improvements to properties within the joint ventures, and received $295.2 million from reimbursements of investments and advances to real estate joint ventures.

Improvements to Real Estate Under Development -

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of June 30, 2013, the Company had a total of three ground-up development projects, consisting of two projects located in the U.S. and one project located in Peru.

The Company anticipates its total capital commitment during 2013 toward these development projects will be approximately $5 million to $10 million.  The proceeds from availability under the Company’s revolving line of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers-

During the six months ended June 30, 2013, the Company received net proceeds of $110.4 million relating to the sale of various operating properties.

Financing Activities

Cash flows used for financing activities for the six months ended June 30, 2013, were $153.5 million, as compared to cash provided by financing activities $140.3 million for the comparable period in 2012.  This change of $293.8 million resulted primarily from (i) an increase in net repayments under unsecured term loan/notes of $225.1 million, (ii) a decrease in proceeds from issuance of stock of $366.5 million, (iii) an increase in redemption of noncontrolling interests of $19.6 million due to the Company’s acquisition of the remaining shares of FNC, and (iv) an increase in dividends paid of $14.9 million, partially offset by, (v) an increase in repayments under the Company’s unsecured revolving credit facility of $163.3 million, (vi) a decrease in principal payments of $133.7 million, (vii) a decrease in repurchases of common stock of $29.0 million, and (viii) an increase in proceeds from mortgage/construction loan financing of $11.1 million

Debt maturities for the remainder of 2013 consist of: $359.2 million of consolidated debt; $131.3 million of unconsolidated joint venture debt and $91.7 million of debt on properties included in the Company’s preferred equity program, assuming the utilization of extension options where available.  The 2013 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facility (which at June 30, 2013, had $1.56 billion available) and debt refinancing.  The 2013 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $9.3 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension option.  This credit facility provides funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at LIBOR plus 1.05% and fluctuates in accordance with changes in the Company’s senior debt ratings and has a facility fee of 0.20% per annum.  As part of this Credit Facility, the Company has a competitive bid option whereby the Company could auction up to $875.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  In addition, as part of the Credit Facility, the Company has a $500.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.  As of June 30, 2013, the Credit Facility had a balance of $186.6 million outstanding and $3.8 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 6/30/13
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	45%
Total Priority Indebtedness to GAV	<35%	11%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.57x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.40x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of October 27, 2011, filed as Exhibit 10.1to the Company’s Current Report on Form 8-K dated November 2, 2011.

During March 2013, the Company entered into a new five year 1.0 billion a Mexican peso (“MXN”) term loan which matures in March 2018. This term loan bears interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35% (5.66% as of June 30, 2013). The Company has the option to swap this rate to a fixed rate at any time during the term of the loan.  The Company used these proceeds to repay its 1.0 billion MXN term loan, which matured in March 2013 and bore interest at a fixed rate of 8.58%.  As of June 30, 2013, the outstanding balance on this new term loan was MXN 1.0 billion (USD $76.8 million).  The Mexican term loan covenants are similar to the Credit Facility covenants described above.

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

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 6/30/13
Consolidated Indebtedness to Total Assets	<60%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	10%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.3x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.8x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fifth Supplemental Indenture dated as of September 24, 2009; the Fifth Supplemental Indenture dated as of October 31, 2006; the Sixth Supplemental Indenture dated as of May 23, 2013 filed in the Company's Current Report on Form 8-K dated May 23, 2013 and First Supplemental Indenture dated October 31, 2006, as filed with the U.S. Securities and Exchange Commission.

During May 2013, the Company issued $350.0 million of 10-year Senior Unsecured Notes at an interest rate of 3.125% payable semi-annually in arrears and are scheduled to mature in May 2023. Net proceeds from the issuance were approximately $344.7 million, after related transaction costs of $0.5 million. The proceeds were used for general corporate purposes including the partial reduction of borrowings under the Company’s revolving credit facility and the repayment of the $75.0 million senior unsecured notes which matured in June 2013.

During the six months ended June 30, 2013, the Company repaid (i) its $100.0 million 6.125% senior unsecured notes, which matured in January 2013 and (ii) its $75.0 million 4.70% senior unsecured notes, which matured in June 2013.

During July 2013 a wholly-owned subsidiary of the Company issued $200.0 million Canadian denominated (“CAD”) Series 4 unsecured notes on a private placement basis in Canada. The notes bear interest at 3.855% and are scheduled to mature on August 4, 2020. Proceeds from these notes will be used to repay the Company’s CAD $200.0 million 5.180% unsecured notes maturing on August 16, 2013.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During the six months ended June 30, 2013, the Company did not repurchase shares of its common stock.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of June 30, 2013, the Company had over 390 unencumbered property interests in its portfolio.

During the six months ended June 30, 2013, the Company (i) assumed $243.3 million of individual non-recourse mortgage debt relating to the acquisition of eight operating properties, including an increase of $3.9 million associated with fair value debt adjustments, (ii) obtained $17.4 million of individual non-recourse mortgage debt relating to two operating properties and (ii) paid off $66.2 million of mortgage debt that encumbered six properties.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the six months ended June 30, 2013 and 2012 were $199.2 million and $184.3 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.21 per common share payable to shareholders of record on July 3, 2013, which was paid on July 15, 2013. The Board of Directors declared a quarterly cash dividend of $0.21 per common share payable to shareholders of record on October 3, 2013, which is scheduled to be paid on October 15, 2013.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three and six months ended June 30, 2013 and 2012, is as follows (in thousands, except per share data):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
Net income available to common shareholders	$36,566		$48,271		$89,762		$86,335
Gain on disposition of operating property, net of noncontrolling interests	(1,869)		(15,332)		(4,904)		(24,722)
Gain on disposition of joint venture operating properties	(37,454)		(11,948)		(50,756)		(22,372)
Depreciation and amortization - real estate related	62,514		64,873		123,297		128,537
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	32,089		33,643		65,050		67,685
Impairment of operating properties, net of tax and noncontrolling interests	49,796		18,482		54,073		28,775
FFO	141,642		137,989		276,522		264,238
Transactional (income)/expense:
Profit participation from other real estate investments	(155)		(5,239)		(4,091)		(8,888)
Promote income from real estate joint ventures	-		(1,065)		-		(3,921)
Gains from land sales	(312)		(7,780)		(165)		(8,295)
Acquisition costs	1,040		2,240		2,795		6,169
Executive severance costs	-		-		-		2,472
Excess distribution from a cost method investment	(686)		-		(1,965)		-
Impairment of other investments	15,679		-		16,028		-
Gain on sale of marketable securities	(5,329)		-		(5,329)		-
Deferred tax valuation allowance release	(9,126)		-		(9,126)		-
Other (income) /expense, net	(631)		98		(366)		356
Total transactional charges/(income), net	480		(11,746)		(2,219)		(12,107)
FFO as adjusted	$142,122		$126,243		$274,303		$252,131
Weighted average shares outstanding for FFO calculations:
Basic	407,640		405,560		407,154		405,916
Units	1,519		1,524		1,524		1,532
Dilutive effect of equity awards	2,780		2,260		2,598		2,255
Diluted	411,939	(1)	409,344	(1)	411,276	(1)	409,703	(1)

FFO per common share – basic	$0.35		$0.34		$0.68		$0.65
FFO per common share – diluted	$0.35	(1)	$0.34	(1)	$0.68	(1)	$0.65	(1)
FFO as adjusted per common share – basic	$0.35		$0.31		$0.67		$0.62
FFO as adjusted per common share – diluted	$0.35	(1)	$0.31	(1)	$0.67	(1)	$0.62	(1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $625 and $520 for the three months ended June 30, 2013 and 2012, respectively, and $1,249 and $1,039 for the six months ended June 30, 2013 and 2012, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of the Company’s Net income from continuing operations to Same Property NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$77,595	$75,356	$146,919	$129,363
Adjustments:
Management and other fee income	(9,049)	(8,710)	(17,442)	(18,136)
General and administrative expenses	31,420	30,908	65,535	65,314
Impairment of property carrying values	35,366	92	35,764	325
Depreciation and amortization	63,409	59,731	125,136	118,299
Other expense, net	49,464	53,487	102,435	111,169
(Benefit)/provision for income taxes, net	(11,830)	3,302	3,937	8,089
(Loss)/gain on change in control of interests	1,459	(12,147)	(21,711)	(14,156)
Equity in income of other real estate investments, net	(8,200)	(14,074)	(19,363)	(25,101)
Non same property net operating income	(33,426)	(26,867)	(66,083)	(55,105)
Non-operational expense from joint ventures, net	42,370	68,363	118,915	135,869
Same Property NOI	$238,578	$229,441	$474,042	$455,930

Same Property NOI increased by $9.1 million or 4.0% for the three months ended June 30, 2013, as compared to the corresponding period in 2012. This increase is primarily the result of (i) an increase of $5.7 million related to lease-up and rent commencements in the U.S. and Latin America, (ii) an increase of $3.5 million in other property income and (iii) the impact from changes in foreign currency exchange rates of $0.1 million. Same Property NOI increased by $18.1 million or 4.0% for the six months ended June 30, 2013, as compared to the corresponding period in 2012. This increase is primarily the result of (i) an increase of $12.1 million related to lease-up and rent commencements in the U.S. and Latin America, (ii) an increase of $5.7 million in other property income and (iii) the impact from changes in foreign currency exchange rates of $0.3 million.

Leasing Activity

During the six months ended June 30, 2013, the Company executed 490 leases totaling over 3.9 million square feet in the Company's consolidated operating portfolio comprised of 195 new leases and 295 renewals and options. The leasing costs associated with these leases are anticipated to aggregate $23.8 million or $28.68 per square foot. These costs include $19.7 million of tenant improvements and $4.1 million of leasing commissions.

Tenant Lease Expirations

The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	224	797	$12,729	2.0%
2013	270	1,099	$17,779	2.8%
2014	735	4,999	$63,930	10.0%
2015	697	4,730	$62,967	9.8%
2016	670	5,234	$68,007	10.6%
2017	737	7,353	$91,234	14.2%
2018	610	5,744	$73,206	11.4%
2019	239	3,253	$38,299	6.0%
2020	192	2,623	$32,413	5.1%
2021	181	2,462	$29,575	4.6%
2022	192	2,295	$29,754	4.6%
2023	162	2,076	$26,827	4.2%

(1) Leases currently under month to month lease or in process of renewal

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of June 30, 2013, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Mexican pesos (MXN) and Chilean pesos (CLP) as indicated by geographic description (amounts are USD equivalent in millions).

2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$66.9	$239.3	$171.3	$294.7	$181.0	$155.1	$1,108.3	$1,161.4
Average Interest Rate	5.92%	6.30%	5.29%	6.50%	6.14%	5.36%	6.02%

Variable Rate	$-	$-	$6.0	$-	$2.0	$21.2	$29.2	$28.5
Average Interest Rate	-	-	0.16%	-	4.00%	3.05%	2.52%

Unsecured Debt
Fixed Rate	$100.0	$294.7	$350.0	$300.0	$290.9	$950.0	$2,285.6	$2,452.0
Average Interest Rate	5.19%	5.20%	5.29%	5.78%	5.70%	4.68%	5.14%

Variable Rate	$2.3	$400.0	$181.9	$-	$-	$-	$584.2	$570.6
Average Interest Rate	5.50%	1.24%	1.24%	-	-	-	1.26%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$190.1	$-	$-	$-	$-	$142.5	$332.	6	$337.8
Average Interest Rate	5.18%	-	-	-	-	5.99%	5.92%

Variable Rate	$-	$-	$4.8	$-	$-	$-	$4.8	$4.6
Average Interest Rate	-	-	2.27%	-	-	-	2.27%

Mexican Pesos Denominated

Unsecured Debt
Variable Rate	$-	$-	$-	$-	$-	$76.8	$76.8	$81.1
Average Interest Rate	-	-	-	-	-	5.66%	5.66%

Chilean Pesos Denominated

Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$43.3	$43.3	$48.9
Average Interest Rate	-	-	-	-	-	5.66%	5.66%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $3.7 million for the six months ended June 30, 2013, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments as of June 30, 2013.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents:

Foreign Investment (in millions)
Country	Local Currency	US Dollars
Mexican real estate investments (MXN)	8,010.0	$614.8
Canadian real estate joint venture and marketable securities investments (CAD)	425.8	$404.6
Chilean real estate investments (CLP)	37,575.9	$74.6
Brazilian real estate investments (Brazilian Real)	41.1	$18.6
Peruvian real estate investments (Peruvian Nuevo Sol)	15.3	$5.5

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

10.1

First Amendment to Credit Agreement, dated as of June 3, 2013, among Kimco Realty Corporation, a Maryland corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed with the Company’s Current Report on Form 8-K on June 7, 2013)

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
99.1

Agency Agreement, dated July 17, 2013, by and among Kimco North Trust III, Kimco Realty Corporation and Scotia Capital Inc., RBC Dominion Securities Inc., CIBC World Markets Inc. and National Bank Financial Inc.

99.2	Fourth Supplemental Indenture, dated July 22, 2013, among Kimco North Trust III, Kimco Realty Corporation, as Guarantor and BNY Trust Company of Canada, as Trustee.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

August 2, 2013	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

August 2, 2013	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer