Form 10-Q
period 2013-09-30
KIMCO REALTY CORP
filed 2013-11-01
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 23, 2013, the registrant had 409,690,237 shares of common stock outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 30, 2013	December 31, 2012
Assets:
Operating real estate, net of accumulated depreciation of $1,864,904 and $1,745,462, respectively	$7,086,534	$7,104,562
Investments and advances in real estate joint ventures	1,308,184	1,428,155
Real estate under development	97,033	97,263
Other real estate investments	288,364	317,557
Mortgages and other financing receivables	45,708	70,704
Cash and cash equivalents	401,730	141,875
Marketable securities	88,656	36,541
Accounts and notes receivable	160,126	171,540
Other assets	476,744	383,037
Total assets	$9,953,079	$9,751,234

Liabilities:
Notes payable	$3,254,881	$3,192,127
Mortgages payable	1,125,771	1,003,190
Dividends payable	98,334	96,518
Other liabilities	548,038	445,843
Total liabilities	5,027,024	4,737,678
Redeemable noncontrolling interests	85,903	81,076

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,961,200 shares, 102,000 shares issued and outstanding (in series)
Aggregate liquidation preference $975,000	102	102
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 409,656,477 and 407,782,102 shares, respectively	4,097	4,078
Paid-in capital	5,688,421	5,651,170
Cumulative distributions in excess of net income	(950,905)	(824,008)
Accumulated other comprehensive income	(44,128)	(66,182)
Total stockholders' equity	4,697,587	4,765,160
Noncontrolling interests	142,565	167,320
Total equity	4,840,152	4,932,480
Total liabilities and equity	$9,953,079	$9,751,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Revenues from rental properties	$232,074	$213,946	$689,678	$637,378
Management and other fee income	9,423	8,917	26,865	27,053

Total revenues	241,497	222,863	716,543	664,431

Operating expenses
Rent	3,319	3,270	10,024	9,457
Real estate taxes	30,900	28,823	88,770	84,131
Operating and maintenance	27,547	25,333	84,563	76,020
General and administrative expenses	30,961	29,880	96,456	95,157
Provision for doubtful accounts	2,118	888	7,190	6,397
Impairment charges	74,765	-	109,046	326
Depreciation and amortization	63,158	63,854	186,345	180,647
Total operating expenses	232,768	152,048	582,394	452,135

Operating income	8,729	70,815	134,149	212,296

Other income/(expense)
Mortgage financing income	925	2,092	3,341	6,083
Interest, dividends and other investment income	481	595	9,648	1,094
Other income/(expense), net	2,878	(3,073)	(3,070)	(6,126)
Interest expense	(53,991)	(56,467)	(162,594)	(170,224)
Income from other real estate investments	670	545	1,628	1,688

Income/(loss) from continuing operations before income taxes, equity in income of joint ventures, gain on change in control of interests and equity in income from other real estate investments	(40,308)	14,507	(16,898)	44,811

Provision for income taxes, net	(24,238)	(5,520)	(28,110)	(13,581)
Equity in income of joint ventures, net	96,175	24,498	179,791	89,588
Gain on change in control of interests, net	-	-	21,711	14,156
Equity in income of other real estate investments, net	10,547	10,239	29,910	35,340

Income from continuing operations	42,176	43,724	186,404	170,314

Discontinued operations
Income from discontinued operating properties, net of tax	1,887	5,222	8,693	9,924
Impairment/loss on operating properties sold, net of tax	(10,813)	(3,191)	(42,971)	(30,248)
Gain on disposition of operating properties, net of tax	23,398	11,329	27,762	34,571
Income/(loss) from discontinued operations	14,472	13,360	(6,516)	14,247

Gain on sale of operating properties, net of tax	540	-	1,080	4,059

Net income	57,188	57,084	180,968	188,620

Net income attributable to noncontrolling interests	(1,425)	(2,143)	(6,296)	(10,928)

Net income attributable to the Company	55,763	54,941	174,672	177,692

Preferred stock redemption costs	-	(6,213)	-	(6,213)
Preferred dividends	(14,573)	(21,622)	(43,720)	(58,037)

Net income available to the Company's common shareholders	$41,190	$27,106	$130,952	$113,442

Per common share:
Income from continuing operations:
-Basic	$0.06	$0.03	$0.33	$0.25
-Diluted	$0.06	$0.03	$0.33	$0.25
Net income attributable to the Company:
-Basic	$0.10	$0.07	$0.32	$0.28
-Diluted	$0.10	$0.07	$0.32	$0.28

Weighted average shares:
-Basic	408,060	405,810	407,459	405,880
-Diluted	408,866	406,747	408,510	406,650

Amounts attributable to the Company's common shareholders:
Income from continuing operations	$26,729	$12,932	$137,507	$100,781
Income/(loss) from discontinued operations	14,461	14,174	(6,555)	12,661
Net income	$41,190	$27,106	$130,952	$113,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$57,188	$57,084	$180,968	$188,620
Other comprehensive income:
Change in unrealized gain on marketable securities, net	17,660	1,382	23,888	2,311
Change in unrealized gain on interest rate swaps, net	-	31	-	403
Change in foreign currency translation adjustment, net	305	42,807	(2,199)	52,378
Other comprehensive income	17,965	44,220	21,689	55,092

Comprehensive income	75,153	101,304	202,657	243,712

Comprehensive income attributable to noncontrolling interests	(1,720)	(3,259)	(5,931)	(15,145)

Comprehensive income attributable to the Company	$73,433	$98,045	$196,726	$228,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess of	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Net Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance, January 1, 2012	$(702,999)	$(107,660)	954	$954	406,938	$4,069	$5,492,022	$4,686,386	$193,757	$4,880,143

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,343	1,343

Comprehensive income:
Net income	177,692	-	-	-	-	-	-	177,692	10,928	188,620
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	2,311	-	-	-	-	-	2,311	-	2,311
Change in unrealized gain on interest rate swaps	-	403	-	-	-	-	-	403	-	403
Change in foreign currency translation adjustment	-	48,161	-	-	-	-	-	48,161	4,217	52,378

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(4,745)	(4,745)
Dividends ($0.57 per common share; $1.0344 per Class F Depositary Share, $1.4532 per Class G Depositary Share, $1.2938 per Class H Depositary Share and $0.79583 per Class I Depositary Share, and $0.2521 per Class J Depositary Share, respectively)	(287,790)	-	-	-	-	-	-	(287,790)	-	(287,790)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(11,874)	(11,874)
Issuance of common stock	-	-	-	-	1,093	11	18,055	18,066	-	18,066
Surrender of common stock	-	-	-	-	(111)	(1)	(2,072)	(2,073)	-	(2,073)
Repurchase of common stock	-	-	-	-	(1,636)	(16)	(30,930)	(30,946)	-	(30,946)
Issuance of preferred stock	-	-	25	25	-	-	605,046	605,071	-	605,071
Exercise of common stock options	-	-	-	-	1,325	13	20,018	20,031	-	20,031
Acquisition of noncontrolling interests	-	-	-	-	-	-	296	296	(23,164)	(22,868)
Amortization of equity awards	-	-	-	-	-	-	10,109	10,109	-	10,109
Redemption of preferred stock	-	-	(700)	(700)	-	-	(174,300)	(175,000)	-	(175,000)
Balance, September 30, 2012	$(813,097)	$(56,785)	279	$279	407,609	$4,076	$5,938,244	$5,072,717	$170,462	$5,243,179

Balance, January 1, 2013	$(824,008)	$(66,182)	102	$102	407,782	$4,078	$5,651,170	$4,765,160	$167,320	$4,932,480

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	937	937

Comprehensive income:
Net income	174,672	-	-	-	-	-	-	174,672	6,296	180,968
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	23,888	-	-	-	-	-	23,888	-	23,888
Change in unrealized gain on interest rate swaps	-	-	-	-	-	-	-	-	-	-
Change in foreign currency translation adjustment	-	(1,834)	-	-	-	-	-	(1,834)	(365)	(2,199)

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(5,140)	(5,140)
Dividends ($0.63 per common share; $1.2938 per Class H Depositary Share and $1.1250 per Class I Depositary Share, and $1.0313 per Class J Depositary Share. and $1.0547 per Class K Depositary Share, respectively)	(301,569)	-	-	-	-	-	-	(301,569)	-	(301,569)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(6,387)	(6,387)
Issuance of common stock	-	-	-	-	560	5	9,208	9,213	-	9,213
Surrender of restricted stock	-	-	-	-	(245)	(2)	(3,849)	(3,851)	-	(3,851)
Exercise of common stock options	-	-	-	-	1,559	16	29,028	29,044	-	29,044
Acquisition of noncontrolling interests	-	-	-	-	-	-	(5,992)	(5,992)	(20,096)	(26,088)
Amortization of equity awards	-	-	-	-	-	-	8,856	8,856	-	8,856
Balance, September 30, 2013	$(950,905)	$(44,128)	102	$102	409,656	$4,097	$5,688,421	$4,697,587	$142,565	$4,840,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flow from operating activities:
Net income	$180,968	$188,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191,420	197,964
Impairment charges	167,153	37,740
Gain on sale of operating properties	(29,859)	(44,596)
Equity in income of joint ventures, net	(179,791)	(89,587)
Gains on change in control of interests	(21,711)	(14,156)
Equity in income from other real estate investments, net	(29,910)	(35,340)
Distributions from joint ventures and other real estate investments	211,362	150,721
Change in accounts and notes receivable	11,414	11,249
Change in accounts payable and accrued expenses	69,053	34,915
Change in other operating assets and liabilities	(36,258)	(29,940)
Net cash flow provided by operating activities	533,841	407,590

Cash flow from investing activities:
Acquisition of operating real estate	(182,423)	(338,959)
Improvements to operating real estate	(78,490)	(82,890)
Improvements to real estate under development	(541)	(2,423)
Investment in marketable securities	(33,588)	-
Proceeds from sale/repayments of marketable securities	10,800	156
Investments and advances to real estate joint ventures	(289,494)	(159,121)
Reimbursements of investments and advances to real estate joint ventures	409,748	135,987
Investment in other real estate investments	(23,488)	(4,215)
Reimbursements of investments and advances to other real estate investments	19,557	26,637
Investment in mortgage loans receivable	(11,469)	(15,623)
Collection of mortgage loans receivable	13,900	24,613
Investment in other investments	(21,366)	(924)
Reimbursements of other investments	9,175	9,538
Proceeds from sale of operating properties	247,965	277,174
Net cash flow provided by (used for) investing activities	70,286	(130,050)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(132,492)	(212,105)
Principal payments on rental property debt	(18,264)	(17,585)
Principal payments on construction loan financings	-	(213)
Proceeds from mortgage/construction loan financings	35,974	6,276
Repayments under unsecured revolving credit facility, net	(99,076)	(226,558)
Borrowings under unsecured term loan/notes	621,562	400,000
Repayments under unsecured term loan/notes	(446,717)	(17,000)
Financing origination costs	(7,365)	(1,904)
Redemption of/distributions to noncontrolling interests	(27,184)	(25,868)
Dividends paid	(299,754)	(285,092)
Proceeds from issuance of stock	29,044	625,102
Redemption of preferred stock	-	(175,000)
Repurchase of common stock	-	(30,946)
Net cash flow (used for) provided by financing activities	(344,272)	39,107

Change in cash and cash equivalents	259,855	316,647

Cash and cash equivalents, beginning of period	141,875	112,882
Cash and cash equivalents, end of period	$401,730	$429,529

Interest paid during the period (net of capitalized interest of $888 and $1,273, respectively)	$142,805	$149,976

Income taxes paid during the period	$1,240	$1,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and Subsidiaries, (the “Company”). The Company’s Subsidiaries includes subsidiaries which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information furnished in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2012 Annual Report on Form 10-K for the year ended December 31, 2012 ("10-K"), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Computation of Basic Earnings Per Share:

Income from continuing operations	$42,176	$43,724	$186,404	$170,314
Gain on sale of operating properties, net of tax	540	-	1,080	4,059
Net income attributable to noncontrolling interests	(1,425)	(2,143)	(6,296)	(10,928)
Discontinued operations attributable to noncontrolling interests	11	(814)	39	1,586
Preferred stock redemption costs	-	(6,213)	-	(6,213)
Preferred stock dividends	(14,573)	(21,622)	(43,720)	(58,037)
Income from continuing operations available to the common shareholders	26,729	12,932	137,507	100,781
Earnings attributable to unvested restricted shares	(337)	(298)	(1,011)	(893)
Income from continuing operations attributable to common shareholders	26,392	12,634	136,496	99,888
Income/(loss) from discontinued operations attributable to the Company	14,461	14,174	(6,555)	12,661
Net income attributable to the Company’s common shareholders for basic earnings per share	$40,853	26,808	129,941	112,549

Weighted average common shares outstanding	408,060	405,810	407,459	405,880

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.06	$0.03	$0.33	$0.25
Income/(loss) from discontinued operations	0.04	0.04	(0.01)	0.03
Net income	$0.10	$0.07	$0.32	$0.28

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$26,392	$12,634	$136,496	$99,888
Income/(loss) from discontinued operations attributable to the Company	14,461	14,174	(6,555)	12,661
Net income attributable to the Company’s common shareholders for diluted earnings per share	$40,853	$26,808	$129,941	$112,549

Weighted average common shares outstanding – basic	408,060	405,810	407,459	405,880
Effect of dilutive securities (a):
Equity awards	806	937	1,051	770
Shares for diluted earnings per common share	408,866	406,747	408,510	406,650

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.06	$0.03	$0.33	$0.25
Income/(loss) from discontinued operations	0.04	0.04	(0.01)	0.03
Net income	$0.10	$0.07	$0.32	$0.28

(a)

For the three and nine months ended September 30, 2013 and 2012, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.  Additionally, there were 10,983,598 and 11,205,056 stock options that were not dilutive at September 30, 2013 and 2012, respectively.

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

New Accounting Pronouncements –

In July 2013, the FASB released ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”). This update requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however retrospective application is permitted. The Company is in the process of evaluating ASU 2013-11 and does not expect that it will have a material impact on the Company’s financial position or results of operations.

Additionally, during July 2013, the FASB released ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”). The update permits the Fed Funds Effective Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes. In addition, the amendments remove the restriction on using different benchmark rates for similar hedges. The provisions of ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on the Company’s financial position or results of operations.

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

Reclassifications –

Certain reclassifications have been made to previously recorded amounts to conform to the current year presentation, Specifically, the Company is presenting on its Condensed Consolidated Statements of Income its Provision for doubtful accounts as a separate line item included in Operating expenses, which during 2012 was included in Revenues from rental properties. Additionally, the Company made certain other immaterial reclassifications to the Company’s Condensed Consolidated Balance Sheets as of December 31, 2012, to conform to the current year presentation.

2. Operating Property Activities

Acquisitions -

During the nine months ended September 30, 2013, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Other	Total	GLA*
Santee Trolley Square(1)	Santee, CA	Jan-13	$26,863	$48,456	$22,681	$98,000	311
Shops at Kildeer (2)	Kildeer, IL	Jan-13	-	32,724	-	32,724	168
Village Commons S.C.	Tallahassee, FL	Jan-13	7,100	-	-	7,100	125
Putty Hill Plaza (3)	Baltimore, MD	Jan-13	4,592	9,115	489	14,196	91
Columbia Crossing II S.C.	Columbia, MD	Jan-13	21,800	-	-	21,800	101
Roseville Plaza (Parcel)	Roseville, MN	Jan-13	5,143	-	-	5,143	80
Wilton River Park (4)	Wilton, CT	Mar-13	777	36,000	5,223	42,000	187
Canyon Square (5)	Santa Clarita, CA	Apr-13	1,950	13,800	-	15,750	97
JTS Portfolio (6)	Baton Rouge, LA	Apr-13	-	43,267	11,733	55,000	520
Factoria Mall (7)	Bellevue, WA	May-13	37,283	56,000	37,467	130,750	510
6 Out-parcels	Various	Jun-13	13,053	-	-	13,053	97
Highlands Ranch II	Highlands Ranch, CO	July-13	14,600	-	-	14,600	44
Elmsford	Elmsford, NY	Aug-13	23,000	-	-	23,000	143
			$156,161	$239,362	$77,593	$473,116	2,474

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

The aggregate purchase price of the properties acquired during the nine months ended September 30, 2013 has been allocated as follows (in thousands):

Land	$136,969
Buildings	244,194
Above Market Rents	10,787
Below Market Rents	(15,075)
In-Place Leases	21,532
Building Improvements	65,274
Tenant Improvements	12,851
Mortgage Fair Value Adjustment	(3,884)
Other Assets	867
Other Liabilities	(399)
$473,116

During the nine months ended September 30, 2013, the Company acquired the remaining ownership interest in FNC Realty Corporation (“FNC”) of 17.3% for $20.3 million. As a result of this transaction the Company now owns 100% of FNC. The Company had previously and continues to consolidate FNC. Since there was no change in control from this transaction, the purchase of the additional interest resulted in a decrease in noncontrolling interest of $19.6 million and a decrease in the Company’s Paid-in capital of $0.7 million during 2013.

Additionally, during the nine months ended September 30, 2013, the Company acquired the remaining interest in three previously consolidated joint ventures for $6.5 million. The Company continues to consolidate these entities as there was no change in control from these transactions. The purchase of the remaining partnership interests resulted in an aggregate decrease in noncontrolling interest of $0.4 million and an aggregate decrease of $4.8 million, after income taxes, to the Company’s Paid-in capital, during the nine months ended September 30, 2013.

Dispositions –

During the nine months ended September 30, 2013, the Company disposed of 22 operating properties and three out-parcels in separate transactions, for an aggregate sales price of $153.3 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $9.5 million and impairment charges of $31.7 million, after income taxes.

Additionally, during the nine months ended September 30, 2013, the Company sold four properties in its Mexico portfolio for an aggregate sales price of 84.0 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $18.3 million, after income taxes, and impairment charges of $6.0 million.

Impairment Charges -

During the nine months ended September 30, 2013, the Company recognized aggregate impairment charges of $109.0 million, which are included in Impairment charges under Operating expenses on the Company’s Condensed Consolidated Statements of Income, as follows (in millions):

Mexico operating properties (1)	$66.9
Land parcels (2)	17.4
Operating properties (2)	10.5
Cost method investment (3)	10.0
Preferred equity investment (4)	3.2
Joint venture investments (2)	1.0
Total	$109.0

(1) Impairments resulted from the Company currently being in advanced negotiations to sell 27 operating properties within its Mexico portfolio. Based upon the allocation of the estimated selling prices, the Company determined that for 14 of these properties the estimated fair values are below the current carrying value. As such, the Company has recorded impairment charges of $76.7 million, after noncontrolling interests of $3.1 million ($66.9 million of which relates to eight consolidated properties and $12.9 million relates to six properties within the Company’s joint venture investments). These impairments resulted from the Company’s efforts to market certain assets within the Company’s Latin American portfolio and management’s assessment as to the likelihood and timing of such potential transactions. The above amounts are subject to change based upon finalization of contract terms, closing costs, additional cash amounts received as earn outs and fluctuations in the Mexican Peso exchange rate (see Footnote 17).

(2) Impairments are based upon purchase prices or purchase price offers. These impairments resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.

(3) The Company reviewed the underlying cause of the decline in value of this asset, as well as the severity and the duration of the decline and determined that the decline was other-than-temporary. Based upon the calculation of an estimated fair value of $5.0 million using a discounted cash flow model (see Footnote 12) impairment charges were recognized.

(4) Based upon a review of the debt maturity status and the likelihood of foreclosure of the underlying property within this preferred equity investment, the Company believes it will not recover its investment and as such recorded a full impairment of its investment.

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

The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2013 and 2012 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2013 and 2012 and the operations for the applicable period for those assets classified as held-for-sale as of September 30, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Discontinued operations:
Revenues from rental property	$6,093	$13,941	$21,329	$46,587
Rental property expenses	(2,465)	(4,630)	(7,575)	(17,289)
Depreciation and amortization	(1,220)	(2,920)	(5,076)	(17,317)
Provision for doubtful accounts	(389)	(514)	(815)	(1,551)
Interest (expense)/income	-	(848)	300	(1,997)
Other expense, net	(65)	(122)	(173)	(353)
Income from discontinued operating properties, before income taxes	1,954	4,907	7,990	8,080
Impairment of property carrying value, net, before income taxes	(10,842)	(3,169)	(58,107)	(37,414)
Gain on disposition of operating properties, net	28,244	13,278	32,608	36,520
(Provision)/benefit for income taxes, net	(4,884)	(1,656)	10,993	7,061
Income/(loss) from discontinued operating properties	14,472	13,360	(6,516)	14,247
Net (income)/loss attributable to noncontrolling interests	(11)	814	(39)	(1,586)
Income/(loss )from discontinued operations attributable to the Company	$14,461	$14,174	$(6,555)	$12,661

During the nine months ended September 30, 2013, the Company classified as held-for-sale eight operating properties, comprising 850,997 square feet of GLA.  The aggregate book value of these properties was $108.0 million, net of accumulated depreciation of $11.1 million.   The Company recognized impairment charges of $15.2 million, after income taxes, on five of these properties. The book value of the other properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized. The Company’s determination of the fair value of these properties, aggregating $93.0 million, was based upon executed contracts of sale with third parties (see Footnote 12).   In addition, the Company completed the sale of six held-for-sale operating properties during the nine months ended September 30, 2013, one of which was classified as held-for-sale during 2012 (these dispositions are included in Footnote 2 above).  At September 30, 2013, the Company had three remaining operating properties classified as held-for-sale at a carrying amount of $64.6 million, net of accumulated depreciation of $5.7 million, which are included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

4. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at September 30, 2013 and December 31, 2012 (in millions, except number of properties):

	As of September 30, 2013					As of December 31, 2012
Venture	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2) (10)	15.0%	60	10.6	$2,719.4	$179.5	15.0%	61	10.7	$2,744.9	$170.1
Kimco Income Opportunity Portfolio (“KIR”) (2) (13) (15)	48.6%	57	12.0	1,515.2	176.4	45.0%	58	12.4	1,543.2	140.3
UBS Programs (“UBS”) (2) (7) (14)*	-%	-	-	-	1.1	17.9%	40	5.7	1,260.1	58.4
Kimstone (2) (14)	33.3%	39	5.6	1,086.8	106.3	-%	-	-	-	-
BIG Shopping Centers (2) (9)*	37.9%	21	3.4	519.6	30.7	37.7%	22	3.6	547.7	31.3
The Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	6	2.4	436.5	146.7	55.0%	6	2.4	436.1	149.5
Kimco Income Fund (2)(6)	39.5%	12	1.5	288.1	51.1	15.2%	12	1.5	287.0	12.3
SEB Immobilien (2)	15.0%	13	1.8	361.4	1.1	15.0%	13	1.8	361.2	1.5
Other Institutional Programs (2) (8)	Various	56	2.1	453.2	16.9	Various	58	2.6	499.2	21.3
RioCan	50.0%	45	9.3	1,335.5	161.8	50.0%	45	9.3	1,379.3	111.0
Intown (3)	-	-	-	-	-	-	138	N/A	841.0	86.9
Latin America (12) (16) (17) (18)	Various	29	3.9	332.3	162.4	Various	131	18.0	1,198.1	334.2
Other Joint Venture Programs (4) (5) (11)	Various	81	12.4	1,657.0	274.2	Various	87	13.2	1,846.7	311.4
Total		419	65.0	$10,705.0	$1,308.2		671	81.2	$12,944.5	$1,428.2

*   Ownership % is a blended rate

The table below presents the Company’s share of net income/(loss) for the above investments which is included in the Company’s Condensed Consolidated Statements of Income in Equity in income of joint ventures, net for the nine months ended September 30, 2013 and 2012 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
KimPru and KimPru II (10)	$2.4	$1.5	$6.6	$5.6
KIR (15)	9.0	5.3	23.5	17.2
UBS Programs (14)	0.2	(0.7)	1.7	(0.3)
Kimstone (14)	1.8	-	1.8	-
BIG Shopping Centers (9)	0.9	(0.6)	2.3	(2.1)
CPP	1.5	1.5	4.5	4.0
Kimco Income Fund	0.9	0.3	2.5	1.4
SEB Immobilien	0.3	0.2	0.8	0.5
Other Institutional Programs (20) (22)	0.2	0.4	1.1	4.6
RioCan (21)	7.3	6.4	20.0	24.2
Intown	-	1.5	1.4	2.4
Latin America (12) (16) (17) (18)	69.3	4.5	101.4	11.1
Other Joint Venture Programs (11) (19)	2.4	4.2	12.2	21.0
Total	$96.2	$24.5	$179.8	$89.6

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

(3)

The Company’s share of this investment was subject to fluctuation and dependent upon property cash flows. During June 2013, the Intown portfolio was sold for a sales price of $735.0 million which included the assignment of $609.2 million in debt. This transaction resulted in a deferred gain to the Company of $21.7 million. The Company continues to maintain its guarantee of $145.2 million of outstanding debt assumed by the buyer. The guarantee is collateralized by the buyer’s ownership interest in the portfolio. The Company is entitled to a guarantee fee, for the initial term of the loan, which is scheduled to mature in December 2015. The guarantee fee is calculated based upon the difference between LIBOR plus 1.15% and 5.0% per annum multiplied by the outstanding amount of the loan. Additionally, the Company has entered into a commitment to provide financing up to $145.2 million for five years past the date of maturity. This commitment can be in the form of extensions with the current lender, loans from a new lender or financing directly from the Company to the buyer. Due to this continued involvement, the Company deferred its gain until such time that the guarantee and commitment expire.

(4)

During the nine months ended September 30, 2013, the Company amended one of its Canadian preferred equity investment agreements to restructure the investment as a pari passu joint venture in which the Company holds a noncontrolling interest. As a result of this transaction, the Company continues to account for its investment in this joint venture under the equity method of accounting and includes this investment in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets.

(5)

During the nine months ended September 30, 2013, two joint ventures in which the Company held noncontrolling interests sold two operating properties to the Company, in separate transactions, for an aggregate sales price of $228.8 million. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance. As such, the Company recognized an aggregate gain of $30.9 million, before income tax, from the fair value adjustment associated with its original ownership due to a change in control and now consolidates these operating properties.

(6)	During the nine months ended September 30, 2013, the Company purchased an additional 24.24% interest in Kimco Income Fund for $38.3 million.
(7)

During the nine months ended September 30, 2013, UBS sold an operating property to the Company for a sales price of $32.7 million, which was equal to the remaining debt balance.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. As such the Company recognized no gain or loss from a change in control and now consolidates this operating property.

(8)

During the nine months ended September 30, 2013, a joint venture in which the Company held a noncontrolling interest sold an operating property to the Company for a sales price of $14.2 million. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. As such the Company recognized a gain of $0.5 million from the fair value adjustment associated with the Company’s original ownership due to a change in control and now consolidates this operating property.

(9)

During the nine months ended September 30, 2013, BIG recognized a gain on early extinguishment of debt of $13.7 million related to a property that was foreclosed on by a third party lender. The Company’s share of this gain was $2.4 million.

(10)

During the nine months ended September 30, 2013, the Company purchased the remaining interest in an operating property for a purchase price of $15.8 million. As a result of this transaction, KimPru recognized an impairment charge of $4.0 million, of which the Company’s share was $0.6 million.

(11)

During the nine months ended September 30, 2013, a joint venture in which the Company has a noncontrolling interest sold an operating property for a sales price of $7.6 million and recognized an impairment charge of $2.0 million. The Company’s share of this impairment charge was $1.0 million.

(12)

During the nine months ended September 30, 2013, joint ventures in which the Company held noncontrolling interests sold ten operating properties located throughout Mexico for $315.5 million. These transactions resulted in an aggregate net gain to the Company of $21.8 million, after tax.

(13)	During the nine months ended September 30, 2013, the Company purchased an additional 3.57% interest in KIR for $48.4 million.
(14)

During June 2013, the Company increased its ownership interest in the UBS Programs to 33.3% and simultaneously UBS transferred its remaining 66.7% ownership interest in the UBS Programs to affiliates of Blackstone Real Estate Partners VII (“Blackstone”). Both of these transactions were based on a gross purchase price of $1.1 billion. Upon completion of these transactions, Blackstone and the Company entered into a new joint venture (Kimstone) in which the Company owns a 33.3% noncontrolling interest.

(15)

During the nine months ended September 30, 2013, KIR sold an operating property in Cincinnati, OH for a sales price of $30.0 million and recognized a gain of $6.1 million. The Company’s share of this gain was $3.0 million.

(16)

During the nine months ended September 30, 2013, the Company and its joint venture partner sold their noncontrolling ownership interest in a joint venture which held interests in 84 operating properties located throughout Mexico for $603.5 million (including debt of $301.2 million). This transaction resulted in a net gain to the Company of $78.2 million, before income taxes of $25.1 million.

(17)

During the nine months ended September 30, 2013, a joint venture in which the Company held a noncontrolling interest sold nine operating properties located throughout Chile for net proceeds of $17.6 million. This transaction resulted in a net gain to the Company of $4.0 million.

(18)

The Company is currently in advanced negotiations to sell 11 operating properties located throughout Mexico, which are held in unconsolidated joint ventures in which the Company holds noncontrolling interests. Based upon the allocation of the selling price, the Company has recorded impairment charges of $12.9 million on six of these properties. (see Footnote 2 – Impairment Charges).

(19)

During the nine months ended September 30, 2012, three joint ventures in which the Company holds noncontrolling interests sold three properties, in separate transactions, for an aggregate sales price of $180.0 million.  The Company’s share of the aggregate gain related to these transactions was $8.3 million.

(20)

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

(21)

During the nine months ended September 30, 2012, the Company recognized income of $7.5 million, before taxes of $1.5 million, from the sale of certain air rights at one of the properties in the RioCan portfolio.

(22)

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

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2013 and December 31, 2012 (dollars in millions):
	As of September 30, 2013			As of December 31, 2012
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**
KimPru and KimPru II	$924.2	5.53%	38.0	$1,010.2	5.54%	44.5
KIR	893.1	5.05%	78.2	914.6	5.22%	78.6
UBS Programs	-	-%	-	691.9	5.40%	39.1
Kimstone	725.8	4.99%	37.7	-	-%	-
BIG Shopping Centers	406.4	5.39%	43.2	443.8	5.52%	45.5
CPP	139.3	5.17%	22.0	141.5	5.19%	31.0
Kimco Income Fund	158.8	5.45%	11.8	161.4	5.45%	20.7
SEB Immobilien	243.8	5.11%	46.3	243.8	5.11%	55.3
RioCan	770.2	4.79%	47.0	923.2	5.16%	41.2
Intown	-	-%	-	614.4	4.46%	46.1
Other Institutional Programs	273.4	5.32%	34.1	310.5	5.24%	39.0
Other Joint Venture Programs	1,144.9	5.47%	61.8	1,612.2	5.70%	57.8
Total	$5,679.9			$7,067.5

** Average Remaining Term includes extension options

5. Other Real Estate Investments

Preferred Equity Capital -

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program. As of September 30, 2013, the Company’s net investment under the Preferred Equity program was $246.5 million relating to 483 properties, including 391 net leased properties.  During the nine months ended September 30, 2013, the Company earned $37.9 million from its preferred equity investments, including $20.3 million in profit participation earned from nine capital transactions.  During the nine months ended September 30, 2012, the Company earned $26.0 million from its preferred equity investments, including $6.6 million in profit participation earned from 17 capital transactions.

During the nine months ended September 30, 2013, the Company amended one of its Canadian preferred equity agreements to restructure its investment, into a pari passu joint venture investment in which the Company holds a noncontrolling interest.  As a result of the amendment, the Company continues to account for this investment under the equity method of accounting and from the date of the amendment will include this investment in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2013, a preferred equity investment in a portfolio of properties was acquired by the Company. As a result of this transaction, the Company now consolidates this investment. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a change in control loss of $9.6 million, from the fair value adjustment associated with the Company’s original ownership.

Other –

During the nine months ended September 30, 2013, the Company funded an aggregate $70.8 million as its participation in a transaction with Supervalu, Inc. (“SVU”) through a consortium led by Cerberus Capital Management, L.P. This investment included a contribution of $22.3 million to acquire 414 Albertsons locations from SVU through the Company’s existing joint venture in Albertsons in which the Company now holds a 13.6% noncontrolling ownership interest. The Company recorded this additional investment in Other real estate investments on the Company’s Condensed Consolidated Balance Sheets and will continue to account for its investment in this joint venture under the equity method of accounting. During the nine months ended September 30, 2013, the Company recorded $11.3 million in equity losses from operations. As such, the Company’s investment as of September 30, 2013, was $11.0 million. Also included in this aggregate funding is the Company’s contribution of $14.9 million to fund its 15% noncontrolling investment in NAI Group Holdings Inc., a C-corporation, to acquire four grocery banners (Shaw’s, Jewel-Osco, Acme and Star Market) totaling 456 locations from SVU. The Company recorded this investment in Other assets on the Company’s Condensed Consolidated Balance Sheets and will account for its investment under the cost method of accounting. Additionally, as part of this overall funding, the Company acquired 8.2 million shares of SVU common stock for $33.6 million, which is recorded in Marketable securities on the Company’s Condensed Consolidated Balance Sheets.

6. Variable Interest Entities

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at September 30, 2013, are two entities that are VIEs, for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

           At September 30, 2013, total assets of these ground-up development VIEs were $85.5 million and total liabilities were $0.4 million. The classification of these assets is primarily within Real estate under development and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating $33.1 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at September 30, 2013, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

The Company’s investment in this VIE was $17.4 million as of September 30, 2013, which is included in Real estate under development in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $35.8 million, which primarily represents the Company’s current investment and estimated future funding commitments of $18.4 million.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at September 30, 2013, is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of September 30, 2013, the Company’s investment in this VIE was a negative $11.2 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $11.2 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

7. Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. Interest income on performing loans is accrued as earned. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. Generally, loans 90 days or more past due are placed on non-accrual status unless there is sufficient collateral to assure collectability of principal and interest. Upon the designation of non-accrual status, all unpaid accrued interest is reserved against through current income. Interest income on non-performing loans is generally recognized on a cash basis. The following table presents performing and non-performing loans as of September 30, 2013 (in thousands):

	Number of Loans	Amount
Performing Loans	23	$45,708
Non-Performing Loans	-	-
Total	23	$45,708

During the nine months ended September 30, 2013, the Company foreclosed on two non-performing loans, in separate transactions, for an aggregate $25.6 million. As such, the Company acquired 59.24 acres of undeveloped land located in Westbrook, Maine and 427 acres of undeveloped land located in Brantford, Ontario, which was the collateral under each of the respective loans. The carrying values of the mortgage receivables did not exceed the fair values of the underlying collateral upon foreclosure.

8. Marketable Securities and Other Investments

At September 30, 2013, the Company’s investment in marketable securities was $88.7 million which includes an aggregate unrealized gain of $43.1 million relating to marketable equity security investments.

During the nine months ended September 30, 2013, the Company received $10.8 million in proceeds from the sale of certain marketable equity securities. In connection with this transaction, the Company recognized a gain of $5.3 million, which is recorded in Interest, dividends and other investment income on the Company’s Condensed Consolidated Statements of Income.

9. Notes Payable

During March 2013, the Company entered into a new five year 1.0 billion Mexican peso (“MXN”) term loan which matures in March 2018. This term loan bears interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35% (5.65% as of September 30, 2013). The Company has the option to swap this rate to a fixed rate at any time during the term of the loan.  The Company used these proceeds to repay its 1.0 billion MXN term loan, which matured in March 2013 and bore interest at a fixed rate of 8.58%.  As of September 30, 2013, the outstanding balance on this new term loan was MXN 1.0 billion (USD $76.9 million).

During May 2013, the Company issued $350.0 million of 10-year Senior Unsecured Notes at an interest rate of 3.125% payable semi-annually in arrears which are scheduled to mature in June 2023. Net proceeds from the issuance were $344.7 million, after related transaction costs of $0.5 million. The proceeds from this issuance were used for general corporate purposes including the partial reduction of borrowings under the Company’s revolving credit facility and the repayment of $75.0 million senior unsecured notes which matured in June 2013.

During July 2013, a wholly-owned subsidiary of the Company issued $200.0 million Canadian denominated (“CAD”) Series 4 unsecured notes on a private placement basis in Canada. The notes bear interest at 3.855% and are scheduled to mature on August 4, 2020. Proceeds from the notes were used to repay the Company’s CAD $200.0 million 5.180% unsecured notes, which matured on August 16, 2013.

During the nine months ended September 30, 2013, the Company also repaid (i) its $100.0 million 6.125% senior unsecured notes, which matured in January 2013 and (ii) its $75.0 million 4.70% senior unsecured notes, which matured in June 2013. Subsequently, during October 2013, the Company repaid its $100.0 million 5.190% senior unsecured notes which matured on October 1, 2013.

10. Mortgages Payable

During the nine months ended September 30, 2013, the Company (i) assumed $243.3 million of individual non-recourse mortgage debt relating to the acquisition of seven operating properties, including an increase of $3.9 million associated with fair value debt adjustments (ii) obtained $36.0 million of individual non-recourse mortgage debt relating to three operating properties and (iii) paid off $132.5 million of mortgage debt that encumbered nine properties.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2013 and September 30, 2012 (amounts in thousands):

	2013	2012
Balance at January 1,	$81,076	$95,074
Issuance of redeemable units	5,223	-
Fair market value adjustment, net	(484)	-
Other	88	(15)
Balance at September 30,	$85,903	$95,059

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable securities (1)	$88,656	$88,939	$36,541	$36,825

Notes payable (2)	$3,254,881	$3,430,921	$3,192,127	$3,408,632

Mortgages payable (3)	$1,125,771	$1,181,135	$1,003,190	$1,068,616

(1) As of September 30, 2013 and December 31, 2012, the Company determined that $85.6 million and $33.4 million, respectively, of the Marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $3.3 million and $3.4 million, respectively, were classified within Level 3 of the fair value hierarchy.

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

The table below presents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2013	Level 1	Level 2	Level 3

Marketable equity securities	$85,640	$85,640	$-	$-

	Balance at December 31, 2012	Level 1	Level 2	Level 3

Marketable equity securities	$33,428	$33,428	$-	$-

 Assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012, are as follows (in thousands):

	Balance at September 30, 2013	Level 1	Level 2	Level 3

Real estate	$302,702	$-	$-	$302,702
Joint venture investments	$1,395	$-	$-	$1,395
Cost method investment	$4,992	$-	$-	$4,992

	Balance at December 31, 2012	Level 1	Level 2	Level 3

Real estate	$52,505	$-	$-	$52,505

During the nine months ended September 30, 2013, the Company recognized impairment charges of $167.2 million ($58.1 million, before income taxes is included in discontinued operations) of which $153.0 million related to adjustments to property carrying values, $10.0 million related to a cost method investment, $1.0 million related to certain joint venture investments and $3.2 million related to a preferred equity investment. During the nine months ended September 30, 2012, the Company recognized impairment charges of $37.7 million ($37.4 million, before income taxes,  of which is included in discontinued operations) relating to adjustments to property carrying values. The Company’s estimated fair values relating to these assets were primarily based upon (i) estimated sales prices from third party offers relating to property carrying values and joint venture investments and (ii) a discounted cash flow model relating to the Company’s cost method investment. The Company does not have access to the unobservable inputs used by the third parties to determine these estimated fair values.  The discounted cash flows model includes all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and expectations for growth. The capitalization rate of 6.0% and discount rate of 9.5% which were utilized in this model were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective investments. Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

13. Preferred Stock

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share information and par values):

As of September 30, 2013 and December 31, 2012
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

14. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012
Acquisition of real estate interests by assumption of mortgage debt	$36,716	$159,198
Acquisition of real estate interests by issuance of redeemable units	$3,985	$-
Acquisition of real estate interests through mortgage receivable foreclosure	$24,322	-
Issuance of restricted common stock	$9,213	$18,066
Surrender of restricted common stock	$(3,851)	$(2,073)
Disposition of real estate interests by assignment of debt	$-	$13,655
Disposition of real estate through the issuance of an unsecured obligation	$3,513	$1,750
Declaration of dividends paid in succeeding period	$98,334	$94,856
Consolidation of Joint Ventures:
Increase in real estate and other assets	$228,200	$-
Increase in mortgages payable	$206,489	$-

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

The Company recognized expenses associated with its equity awards of $15.1 million for both the nine months ended September 30, 2013 and 2012.  As of September 30, 2013, the Company had $33.0 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.6 years.

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

The Company’s deferred tax assets and liabilities, which are included in the caption Other assets and Other liabilities on the accompanying Condensed Consolidated Balance Sheets, at September 30, 2013 and December 31, 2012, were as follows (in thousands):

	September 30, 2013	December 31, 2012
Deferred tax assets:
Tax/GAAP basis differences	$53,231	$68,623
Net operating losses	75,924	43,483
Related party deferred loss	6,214	6,214
Tax credit carryforwards	3,773	3,815
Capital loss carryforwards	-	647
Charitable contribution carryforward	-	3
Non-U.S. tax/GAAP basis differences	56,991	62,548
Valuation allowance – U.S.	(25,045)	(33,783)
Valuation allowance – Non-U.S.	(33,755)	(38,129)
Total deferred tax assets	137,333	113,421
Deferred tax liabilities – U.S.	(19,057)	(9,933)
Deferred tax liabilities – Non-U.S.	(9,453)	(13,263)
Net deferred tax assets	$108,823	$90,225

As of September 30, 2013, the Company had net deferred tax assets of $108.8 million comprised of (i) $95.0 million primarily related to KRS (including $19.7 million related to FNC) and (ii) $13.8 million related to its foreign investments. During the nine months ended September 30, 2013, the Company determined that a reduction of $8.7 million of the valuation allowance against FNC’s deferred tax assets was deemed appropriate based on expected future taxable income. In addition, the Company determined that no additional valuation allowance was needed against the remaining net deferred tax asset as future earnings are anticipated to be sufficient to more likely than not realize its net deferred tax asset. The Company based its determination on an analysis of both positive and negative evidence. If future income projections do not occur as forecasted and future taxable earnings are insufficient, the Company will reevaluate the need for an additional valuation allowance.

Uncertain Tax Positions:

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico.  The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities.  The Company is currently under audit by the Canadian Revenue Agency, Mexican Tax Authority and the U.S. Internal Revenue Service (“IRS”).  In October 2011, the IRS issued a notice of proposed adjustment, which proposes pursuant to Section 482 of the Code, to disallow a capital loss claimed by KRS on the disposition of common shares of Valad Property Ltd., an Australian publicly listed company.  Because the adjustment is being made pursuant to Section 482 of the Code, the IRS may assert a 100 percent “penalty” tax pursuant to Section 857(b)(7) of the Code in lieu of disallowing the capital loss deduction. The notice of proposed adjustment indicates the IRS’ intention to impose the 100 percent penalty tax on the Company in the amount of $40.9 million and disallowing the capital loss claimed by KRS.  The Company strongly disagrees with the IRS’ position on the application of Section 482 of the Code to the disposition of the shares, the imposition of the 100 percent penalty tax and the simultaneous assertion of the penalty tax and disallowance of the capital loss deduction. The Company received a Notice of Proposed Assessment and filed a written protest and requested an IRS Appeals Office conference, which has yet to be scheduled.  The Company intends to vigorously defend its position in this matter and believes it will prevail. Resolutions of the above mentioned audits in the U.S., Canada and Mexico are not expected to have a material effect on the Company’s financial statements.

17. Accumulated Other Comprehensive Income (“AOCI”)

The following table displays the change in the components of accumulated other comprehensive income for the nine months ended September 30, 2013:

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for-Sale Investments	Total
Balance as of December 31, 2012	$(85,404)	$19,222	$(66,182)
Other comprehensive income before reclassifications	(1,834)	31,082	29,248
Amounts reclassified from AOCI (1)	-	(7,194)	(7,194)
Net current-period other comprehensive income	(1,834)	23,888	22,054
Balance as of September 30, 2013	$(87,238)	$43,110	$(44,128)

(1)	Amounts were reclassified to Interest, dividends and other investment income on the Company’s Condensed Consolidated Statements of Income.

At September 30, 2013, the Company had a net $87.2 million, after noncontrolling interests of $7.3 million, of unrealized cumulative translation adjustment (“CTA”) losses relating to its investments in foreign entities. The CTA is comprised of $25.9 million of unrealized gains relating to its Canadian investments and $113.1 million of unrealized losses relating to its Latin American investments. CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio. The Company may, in the near term, substantially liquidate all of its investments in this portfolio which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings.

18. Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2013. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the nine months ended September 30, 2013 and 2012, adjusted to give effect to these transactions at the beginning of 2012.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations (amounts presented in millions, except per share figures).

	Nine Months Ended September 30,
	2013	2012

Revenues from rental property	$696.8	$663.7
Net income	$186.0	$179.5
Net income available to the Company’s common shareholders	$136.7	104.3

Net income available to the Company’s common shareholders per common share:
Basic	$0.34	$0.26
Diluted	$0.33	$0.26

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of September 30, 2013, the Company had interests in 855 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 125.2 million square feet of gross leasable area (“GLA”) and 583 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling 13.7 million square feet of GLA, for a grand total of 1,438 properties aggregating 138.9 million square feet of GLA, located in 43 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s vision is to be the premier owner and operator of shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through investments in North America.  This vision has entailed a shift away from non-retail assets that the Company currently holds. These investments include non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties.  The Company has been actively selling its non-retail assets and investments. As of September 30, 2013, these investments had a book value of $149.4 million, which represents less than 1.3% of the Company’s total assets, before depreciation. In addition, the Company has an active capital recycling program of selling retail assets deemed non-strategic. If the Company accepts sales prices for these non-retail and/or non-strategic assets that are less than their net carrying values, the Company would be required to take impairment charges. In order to execute the Company’s vision, the Company’s strategy is to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers.  In addition, the Company has an institutional management business with domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers.

Results of Operations

Comparison of the three months ended September 30, 2013 to 2012

	Three Months Ended September 30, (amounts in millions)
	2013	2012	Increase	% change

Revenues from rental property (1)	$232.1	$213.9	$18.2	8.5%

Rental property expenses: (2)
Rent	$3.3	$3.3	$-	-%
Real estate taxes	30.9	28.8	2.1	7.3%
Operating and maintenance	27.5	25.3	2.2	8.7%
	$61.7	$57.4	$4.3	7.5%

Depreciation and amortization (3)	$63.2	$63.9	$(0.7)	(1.1)%

Comparison of the nine months ended September 30, 2013 to 2012

	Nine Months Ended September 30, (amounts in millions)
	2013	2012	Increase	% change

Revenues from rental property (1)	$689.7	$637.4	$52.3	8.2%

Rental property expenses: (2)
Rent	$10.0	$9.5	$0.5	5.3%
Real estate taxes	88.8	84.1	4.7	5.6%
Operating and maintenance	84.6	76.0	8.6	11.3%
	$183.4	$169.6	$13.8	8.1%

Depreciation and amortization (3)	$186.3	$180.6	$5.7	3.2%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2013, and 2012, providing incremental revenues for the three and nine months ended September 30, 2013 of $10.8 million and $36.5 million, respectively, as compared to the corresponding periods in 2012, (ii) an overall increase in the consolidated shopping center portfolio occupancy to 93.6% at September 30, 2013, as compared to 92.7% at September 30, 2012, the completion of certain development and redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the three and nine months ended September 30, 2013 of $6.0 million and $10.8 million, respectively, as compared to the corresponding periods in 2012, and (iii) an increase in revenues relating to the Company’s Latin America portfolio of $1.4 million and $5.0 million, respectively, for the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee; (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses.  Rental property expenses increased for the three months ended September 30, 2013, as compared to the corresponding period in 2012, primarily due to (i) an increase in real estate taxes of $2.1 million, (ii) an increase in repairs and maintenance costs of $2.5 million, (iii) an increase in property services of $1.5 million and (iv) an increase in utilities expense of $0.8 million, primarily due to acquisitions of properties during 2013 and 2012, partially offset by (v) a decrease in insurance expense of $2.7 million due to a decrease in insurance claims. Rental property expenses increased for the nine months ended September 30, 2013, as compared to the corresponding period in 2012, primarily due to (i) an increase in real estate taxes of $4.7 million, (ii) an increase in repairs and maintenance costs of $5.6 million, (iii) an increase in snow removal costs of $2.1 million, (iv) an increase in property services of $1.9 million and (v) an increase in utilities expense of $1.3 million, primarily due to acquisitions of properties during 2013 and 2012, partially offset by (vi) a decrease in insurance expense of $2.1 million due to a decrease in insurance claims.

(3)

Depreciation and amortization increased for the nine months ended September 30, 2013, as compared to the corresponding period in 2012, primarily due to (i) operating property acquisitions during 2013 and 2012 and (ii) expensing of unamortized tenant costs related to tenant vacancies prior to their lease expiration, partially offset by (iii) certain operating property dispositions during 2013 and 2012.

During the nine months ended September 30, 2013, the Company recognized impairment charges of $167.2 million ($58.1 million, before income taxes, is included in discontinued operations) of which $153.0 million related to adjustments to property carrying values, $10.0 million related to a cost method investment, $1.0 million related to certain joint venture investments and $3.2 million related to a preferred equity investment. During the nine months ended September 30, 2012, the Company recognized impairment charges of $37.7 million ($37.4 million, before income taxes, of which is included in discontinued operations) related to adjustments to property carrying values. The Company’s estimated fair values for these assets were primarily based upon (i) estimated sales prices from third party offers relating to property carrying values and joint venture investments and (ii) a discounted cash flow model relating to the Company’s cost method investment. The Company does not have access to the unobservable inputs used by the third parties to determine these estimated fair values.  The discounted cash flows model includes all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and expectations for growth. The capitalization rate of 6.0% and discount rate of 9.5% which were utilized in this model were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective investments. Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. The property carrying value impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.

Mortgage financing income decreased $2.8 million to $3.3 million for the nine months ended September 30, 2013, as compared to $6.1 million for the corresponding period in 2012. This decrease is primarily due to a decrease in interest income resulting from the repayment of certain mortgage receivables during 2013 and 2012.

Interest, dividends and other investment income increased $8.6 million for the nine months ended September 30, 2013, as compared to the corresponding period in 2012. This increase is primarily due to an increase in realized gains of $5.3 million resulting from the sale of certain marketable securities during 2013 and an increase in cash distributions received in excess of basis related to cost method investments of $2.8 million for the nine months ended September 30, 2013, as compared to the corresponding period in 2012.

Other income/(expense), net changed $6.0 million to $2.9 million of income for the three months ended September 30, 2013, as compared to $3.1 million of expense for the three months ended September 30, 2012. This change is primarily due to an increase in gains on land sales of $5.5 million for the three months ended September 30, 2013, as compared to the corresponding period in 2012. Additionally, Other income/(expense), net changed $3.0 million to $3.1 million of expense for the nine months ended September 30, 2013, as compared to $6.1 million of expense for the nine months ended September 30, 2012. This change is primarily due to (i) increases in gains on land sales of $2.4 million for nine months ended September 30, 2013, as compared to the corresponding period in 2012 and (ii) a decrease in acquisition related costs of $2.4 million, partially offset by (iii) a increase in other corporate expenses of $0.9 million for the nine months ended September 30, 2013, as compared to the corresponding period in 2012 and (iv) an increase in franchise tax expense for the nine months ended September 30, 2013, as compared to the corresponding period in 2012.

Interest expense decreased $2.5 million and $7.6 million for the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.  This decrease is primarily related to lower interest rates on borrowings during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Provision for income taxes increased $18.7 million to $24.2 million for the three months ended September 30, 2013, as compared to $5.5 million for the corresponding period in 2012. This change is primarily due to (i) an increase in foreign tax expense of $21.7 million primarily relating from the sale of the Company’s unconsolidated joint venture interest in a portfolio of 84 operating properties in Mexico and (ii) a tax provision of $2.5 million resulting from incremental earnings due to increased profitability from properties within the Company’s taxable REIT subsidiaries, partially offset by (iii) an increase in tax benefit of $4.5 million relating to a decrease in equity in income recognized in connection with the Albertson’s investment and (iv) an increase in income tax benefit of $1.1 million related to impairments taken during the three months ended September 30, 2013, as compared to the corresponding period in 2012.

Provision for income taxes increased $14.5 million to $28.1 million for the nine months ended September 30, 2013, as compared to $13.6 million for the corresponding period in 2012. This change is primarily due to (i) an increase in foreign taxes of $22.9 million primarily relating to the sale of the Company’s unconsolidated joint venture interest in a portfolio of 84 operating properties in Mexico, (ii) an increase in income tax expense of $9.1 million relating to a change in control gain resulting from the purchase of a partner’s noncontrolling interest in an unconsolidated joint venture, (iii) a tax provision of $4.2 million resulting from incremental earnings due to increased profitability from properties within the Company’s taxable REIT subsidiaries, partially offset by (iv) a partial release of the deferred tax valuation allowance of $8.7 million related to FNC based on the Company’s estimated future earnings of FNC, (v) an increase in income tax benefit of $7.8 million related to impairments taken during the nine months ended September 30, 2013, as compared to the corresponding period in 2012 and (vi) an increase in tax benefit of $4.5 million relating to a decrease in equity in income recognized in connection with the Albertson’s investment.

Equity in income of joint ventures, net increased $71.7 million for the three months ended September 30, 2013, as compared to the corresponding period in 2012. This increase is primarily the result of (i) an increase in gains of $82.1 million, resulting from the sale of properties within various joint venture investments, primarily located in Mexico, during the three months ended September 30, 2013, as compared to the corresponding period in 2012, partially offset by (ii) an increase in impairment charges of $11.9 million recognized against certain joint venture investment properties primarily located in Mexico taken during the three months ended 2013, as compared to the corresponding period in 2012 and (iii) a decrease in equity in income of $1.5 million from the Company’s InTown Suites investment during the three months ended 2013, as compared to the corresponding period in 2012, resulting from the sale of this investment in 2013.

Equity in income of joint ventures, net increased $90.2 million for the nine months ended September 30, 2013, as compared to the corresponding period in 2012. This increase is primarily the result of (i) an increase in gains of $103.0 million resulting from the sale of properties within various joint venture investments, primarily located in Mexico during 2013 as compared to 2012, (ii) an increase in equity in income from three joint ventures of $2.6 million due to the Company’s increase in ownership percentage and (iii) incremental earnings due to increased profitability from properties within the Company’s joint venture program, partially offset by (iv) an increase in impairment charges of $12.0 million recognized against certain joint venture investment properties primarily located in Mexico taken during the nine months ended 2013, as compared to the corresponding period in 2012, (v) the recognition of $7.5 million in income on the sale of certain air rights at a property within one of the Company’s joint venture investments in Canada during 2012 and (vi) a decrease in equity in income of $1.0 million from the Company’s InTown Suites investment during the nine months ended 2013, as compared to the corresponding period in 2012, resulting from the sale of this investment in 2013.

During June 2013, the Company sold its unconsolidated investment in the InTown portfolio for a sales price of $735.0 million which included the assignment of $609.2 million in debt. This transaction resulted in a deferred gain to the Company of $21.7 million. The Company continues to maintain its guarantee of $145.2 million of outstanding debt assumed by the buyer. The guarantee is collateralized by the buyer’s ownership interest in the portfolio. The Company is entitled to a guarantee fee, for the initial term of the loan, which is scheduled to mature in December 2015. The guarantee fee is calculated based upon the difference between LIBOR plus 1.15% and 5.0% per annum multiplied by the outstanding amount of the loan. Additionally, the Company has entered into a commitment to provide financing up to $145.2 million for five years past the date of maturity. This commitment can be in the form of extensions with the current lender or a new lender or financing directly from the Company to the buyer. Due to this continued involvement, the Company deferred its gain until such time that the guarantee and commitment expire.

During the nine months ended September 30, 2013, the Company acquired four properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded an aggregate net gain on change in control of interests of $21.7 million related to the fair value adjustment associated with its original ownership of these properties.

During the nine months ended September 30, 2012, the Company acquired three properties from a joint venture in which the Company had a noncontrolling interest.  The Company recorded an aggregate gain on change in control of interests of $14.2 million related to the fair value adjustment associated with its original ownership of these properties.

Equity in income from other real estate investments, net decreased $5.4 million to $29.9 million for the nine months ended September 30, 2013, as compared to $35.3 million for the corresponding period in 2012. This decrease is primarily due to (i) a decrease of $18.3 million in equity in income from the Albertson’s joint venture primarily resulting from increased operational losses during the nine months ended September 30, 2013, as compared to the corresponding period in 2012, partially offset by (ii) an increase of $12.0 million in earnings from the Company’s Preferred Equity Program primarily resulting from the sale of the Company’s interests in certain preferred equity investments.

During the nine months ended September 30, 2013, the Company disposed of 22 operating properties and three out-parcels in separate transactions, for an aggregate sales price of $153.3 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $9.5 million and impairment charges of $31.7 million, after income taxes.

Additionally, during the nine months ended September 30, 2013, the Company sold four properties in its Mexico portfolio for an aggregate sales price of $84.0 million, which resulted in an aggregate gain of $18.3 million, after income taxes, and impairment charges of $6.0 million.

During the nine months ended September 30, 2012, the Company disposed of 30 operating properties and two outparcels, in separate transactions, for an aggregate sales price of $234.0 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $36.5 million and impairment charges of $14.3 million.

During the nine months ended September 30, 2012, the Company sold an operating property to a newly formed unconsolidated joint venture in which the Company has a noncontrolling interest for a sales price of $55.5 million. This transaction resulted in a gain of $10.0 million, before income taxes, of which the Company deferred $2.0 million due to its continued involvement. This realized net gain has been recorded as Gain on sale of operating properties, net of tax in the Company’s Condensed Consolidated Statements of Income.

Net income attributable to the Company was $55.8 million and $174.7 million for the three and nine months ended September 30, 2013, respectively. Net income attributable to the Company for the three and nine months ended September 30, 2012 was $54.9 million and $177.7 million, respectively. On a diluted per share basis, net income was $0.10 and $0.32 for the three and nine months ended September 30, 2013, respectively, as compared to $0.07 and $0.28 for the three and nine months ended September 30, 2012, respectively. These changes are primarily attributable to (i) incremental earnings due to increased profitability from the Company’s operating properties and the acquisition of operating properties during 2013 and 2012, (ii) an increase in equity in income of joint ventures, net, (iii) an increase in gains on change in control of interests and (iv) an increase in interest, dividends and other investment income, partially offset by (v) an increase in tax provision relating to increased gains on sales from joint venture properties (vi) an increase in impairment charges recognized and (vii) a decrease in equity in income of other real estate investments, net. The 2012 diluted per share results were decreased by a reduction in net income available to common shareholders of $6.2 million resulting from the deduction of original issuance costs associated with the redemption of the Company’s 6.65% Class F Cumulative Redeemable Preferred Stock.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At September 30, 2013, the Company’s five largest tenants were TJX Companies, The Home Depot, Wal-Mart, Bed Bath & Beyond and Sears Holdings, which represented 3.0%, 2.9%, 2.4%, 1.8% and 1.7%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing and immediate access to an unsecured revolving credit facility with aggregate bank commitments of $1.75 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Net cash flow provided by operating activities	$533.8	$407.6
Net cash flow provided by/(used for) investing activities	$70.3	$(130.1)
Net cash flow (used for)/provided by financing activities	$(344.3)	$39.1

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the nine months ended September 30, 2013, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2013 and 2012, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) operational distributions from the Company’s joint venture programs.

Cash flows provided by operating activities for the nine months ended September 30, 2013, were $533.8 million, as compared to $407.6 million for the comparable period in 2012.  This increase of $126.2 million is primarily attributable to (i) increased operational distributions from joint ventures and other real estate investments, (ii) changes in accounts payable and accrued expenses and operating assets and liabilities due to timing of payments and (iii) higher operational income from operating properties including properties acquired during 2013 and 2012.

Investing Activities

Cash flows provided by investing activities for the nine months ended September 30, 2013, was $70.3 million, as compared to cash flows used for investing activities of $130.1 million for the comparable period in 2012. This change of $200.4 million resulted primarily from (i) an increase in reimbursements of investments and advances to real estate joint ventures of $273.8 million, (ii) a decrease in acquisition of operating real estate of $156.5 million, (iii) an increase in proceeds from the sale of marketable securities of $10.6 million, (iv) a decrease in improvements to operating real estate and real estate under development of $6.2 million, partially offset by, (v) an increase in investments and advances to real estate joint ventures of $130.4 million, (vi) an increase in investment in marketable securities of $33.6 million, (vii) a decrease in proceeds from the sale of operating properties of $29.2 million, (viii) an increase in other investments of $20.4 million, (ix) an increase in other real estate investments of $19.3 million, (x) a decrease in collection of mortgage loan receivable of $10.7 million, and (xi) a decrease in reimbursements of investments and advances to other real estate investments and other investments of $7.1 million.

Improvements to Operating Real Estate -

During the nine months ended September 30, 2013 and 2012, the Company expended $78.5 million and $82.9 million, respectively, towards improvements to operating real estate. These amounts are made up of the following (in thousands):

	The Nine Months Ended September 30,
	2013	2012
Redevelopment/renovations	$23,235	$39,881
Tenant improvements/tenant allowances	45,496	32,614
Other	9,759	10,395
Total	$78,490	$82,890

The decrease in improvement expenditures of $4.4 million is primarily related to decreased spending in the Latin American portfolio relating to improvements during the nine months ended September 30, 2013, as compared to the corresponding period in 2012.

Additionally, during the nine months ended September 30, 2013 and 2012 the Company capitalized interest of $0.9 million and $1.1 million, respectively, and capitalized payroll of $0.9 million and $0.8 million, respectively, in connection with the Company’s improvements of real estate.

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

Investments and Advances to Joint Ventures -

During the nine months ended September 30, 2013, the Company expended $289.5 million for investments and advances to real estate joint ventures, which is primarily related to the Company’s acquisition of additional ownership interest in certain joint ventures and the acquisition of and improvements to properties within the joint ventures, and received $409.7 million from reimbursements of investments and advances to real estate joint ventures primarily relating to the sale of certain joint venture properties and other capital transactions.

Improvements to Real Estate Under Development -

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of September 30, 2013, the Company had a total of three ground-up development projects, consisting of two projects located in the U.S. and one project located in Peru.

The Company anticipates its total capital commitment during 2013 toward these development projects will be approximately $5 million to $10 million.  The proceeds from availability under the Company’s revolving line of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers-

During the nine months ended September 30, 2013, the Company received net proceeds of $248.0 million relating to the sale of various operating properties.

Financing Activities

Cash flows used for financing activities for the nine months ended September 30, 2013, were $344.3 million, as compared to cash provided by financing activities $39.1 million for the comparable period in 2012.  This change of $383.4 million resulted primarily from (i) a decrease in proceeds from issuance of stock of $596.1 million, (ii) an increase in net repayments/ borrowings under unsecured term loan/notes of $208.2 million, and (iii) an increase in dividends paid of $14.7 million, partially offset by, (iv) a decrease in redemption of preferred stock of $175.0 million, (v) a decrease in repayments under the Company’s unsecured revolving credit facility of $127.5 million, (vi) a decrease in principal payments of $79.1 million, (vii) a decrease in repurchases of common stock of $30.9 million, and (viii) an increase in proceeds from mortgage/construction loan financing of $29.7 million

Debt maturities for the remainder of 2013 consist of: $0.1 million of consolidated debt; $30.0 million of unconsolidated joint venture debt and $65.4 million of debt on properties included in the Company’s preferred equity program, assuming the utilization of extension options where available.  The 2013 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facility (which at September 30, 2013, had $1.6 billion available) and debt refinancing.  The 2013 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension option.  This credit facility provides funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at LIBOR plus 1.05% and fluctuates in accordance with changes in the Company’s senior debt ratings and has a facility fee of 0.20% per annum.  As part of this Credit Facility, the Company has a competitive bid option whereby the Company could auction up to $875.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  In addition, as part of the Credit Facility, the Company has a $500.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.  As of September 30, 2013, the Credit Facility had a balance of $153.1 million outstanding and $3.8 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 9/30/13
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	41%
Total Priority Indebtedness to GAV	<35%	8%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.61x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.78x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of October 27, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2011.

During March 2013, the Company entered into a new five year 1.0 billion a Mexican peso (“MXN”) term loan which matures in March 2018. This term loan bears interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35% (5.65% as of September 30, 2013). The Company has the option to swap this rate to a fixed rate at any time during the term of the loan.  The Company used these proceeds to repay its 1.0 billion MXN term loan, which matured in March 2013 and bore interest at a fixed rate of 8.58%.  As of September 30, 2013, the outstanding balance on this new term loan was MXN 1.0 billion (USD $76.9 million).  The Mexican term loan covenants are similar to the Credit Facility covenants described above.

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

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 9/30/13
Consolidated Indebtedness to Total Assets	<60%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	10%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.8x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.8x

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

During May 2013, the Company issued $350.0 million of 10-year Senior Unsecured Notes at an interest rate of 3.125% payable semi-annually in arrears and are scheduled to mature in June 2023. Net proceeds from the issuance were $344.7 million, after related transaction costs of $0.5 million. The proceeds were used for general corporate purposes including the partial reduction of borrowings under the Company’s revolving credit facility and the repayment of the $75.0 million senior unsecured notes which matured in June 2013.

During July 2013, a wholly-owned subsidiary of the Company issued $200.0 million Canadian denominated (“CAD”) Series 4 unsecured notes on a private placement basis in Canada. The notes bear interest at 3.855% and are scheduled to mature on August 4, 2020. Proceeds from these notes were used to repay the Company’s CAD $200.0 million 5.180% unsecured notes, which matured on August 16, 2013.

During the nine months ended September 30, 2013, the Company also repaid (i) its $100.0 million 6.125% senior unsecured notes, which matured in January 2013 and (ii) its $75.0 million 4.70% senior unsecured notes, which matured in June 2013. During October 2013, the Company repaid its $100.0 million 5.190% senior unsecured notes which matured on October 1, 2013.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During the nine months ended September 30, 2013, the Company did not repurchase shares of its common stock.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of September 30, 2013, the Company had over 380 unencumbered property interests in its portfolio.

During the nine months ended September 30, 2013, the Company (i) assumed $243.3 million of individual non-recourse mortgage debt relating to the acquisition of seven operating properties, including an increase of $3.9 million associated with fair value debt adjustments, (ii) obtained $36.0 million of individual non-recourse mortgage debt relating to three operating properties and (ii) paid off $132.5 million of mortgage debt that encumbered nine properties.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the nine months ended September 30, 2013 and 2012 were $299.8 million and $285.1 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.21 per common share payable to shareholders of record on October 3, 2013, which was paid on October 15, 2013. The Board of Directors declared a quarterly cash dividend of $0.225 which represents a quarterly increase of $0.015 or 7.1% on an annualized basis per common share payable to shareholders of record on January 2, 2014, which is scheduled to be paid on January 15, 2014.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three and nine months ended September 30, 2013 and 2012, is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common shareholders	$41,190	$27,106	$130,952	$113,442
Gain on disposition of operating property, net of noncontrolling interests	(23,922)	(11,084)	(28,827)	(35,806)
Gain on disposition of joint venture operating properties	(57,651)	(641)	(108,407)	(23,013)
Depreciation and amortization - real estate related	62,445	65,496	185,742	194,032
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	28,245	33,821	93,295	101,506
Impairment of operating properties, net of tax and noncontrolling interests	91,046	4,295	145,118	33,070
FFO	141,353	118,993	417,873	383,231
Transactional (income)/expense:
Profit participation from other real estate investments, net	(9,083)	(862)	(13,175)	(9,750)
Promote income from real estate joint ventures	-	-	-	(3,921)
Gains from land sales	(1,509)	-	(1,674)	(8,295)
Acquisition costs	532	2,290	3,327	8,459
Executive severance costs	-	-	-	2,472
Excess distribution from a cost method investment	(79)	-	(2,045)	-
Impairment of other investments	4,271	-	20,299	-
Gain on sale of marketable securities	-	-	(5,329)	-
Deferred tax valuation allowance release	-	-	(9,126)	-
Preferred stock redemption costs	-	6,213	-	6,213
Other (income)/expense, net	(876)	668	(1,240)	1,024
Total transactional (income)/charges, net	(6,744)	8,309	(8,963)	(3,798)
FFO as adjusted	$134,609	$127,302	$408,910	$379,433

Weighted average shares outstanding for FFO calculations:
Basic	408,060	405,810	407,459	405,880
Units	1,519	1,526	1,539	1,533
Dilutive effect of equity awards	2,378	2,274	2,622	2,106
Diluted (1)	411,957	409,610	411,620	409,519

FFO per common share – basic	$0.35	$0.29	$1.03	$0.94
FFO per common share – diluted (1)	$0.34	$0.29	$1.02	$0.94
FFO as adjusted per common share – basic	$0.33	$0.31	$1.00	$0.93
FFO as adjusted per common share – diluted (1)	$0.33	$0.31	$1.00	$0.93

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $621 and $518 for the three months ended September 30, 2013 and 2012, respectively, and $1,878 and $1,555 for the nine months ended September 30, 2013 and 2012, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of the Company’s Net income from continuing operations to Same Property NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations	$42,176	$43,724	$186,404	$170,314
Adjustments:
Management and other fee income	(9,423)	(8,917)	(26,865)	(27,053)
General and administrative expenses	30,961	29,880	96,456	95,157
Impairment of property carrying values	74,765	-	109,046	326
Depreciation and amortization	63,158	63,854	186,345	180,647
Other expense, net	49,037	56,307	151,047	167,485
Provision for income taxes, net	24,238	5,520	28,110	13,581
Gain on change in control of interests	-	-	(21,711)	(14,156)
Equity in income of other real estate investments, net	(10,547)	(10,239)	(29,910)	(35,340)
Non same property net operating income	(22,750)	(26,013)	(94,336)	(88,496)
Non-operational expense from joint ventures, net	(5,338)	76,781	117,275	216,578
Same Property NOI	$236,277	$230,897	$701,861	$679,043

Same Property NOI increased by $5.4 million or 2.3% for the three months ended September 30, 2013, as compared to the corresponding period in 2012. This increase is primarily the result of (i) an increase of $6.8 million related to lease-up and rent commencements in the U.S. and Latin America, partially offset by, (ii) a decrease of $1.0 million in other property income and (iii) the impact from changes in foreign currency exchange rates of $0.4 million. Same Property NOI increased by $22.8 million or 3.4% for the nine months ended September 30, 2013, as compared to the corresponding period in 2012. This increase is primarily the result of (i) an increase of $19.5 million related to lease-up and rent commencements in the U.S. and Latin America and (ii) an increase of $4.4 million in other property income, partially offset by, (iii) the impact from changes in foreign currency exchange rates of $1.1 million.

Leasing Activity

During the nine months ended September 30, 2013, the Company executed 717 leases totaling over 5.2 million square feet in the Company’s consolidated operating portfolio comprised of 297 new leases and 420 renewals and options. The leasing costs associated with these leases are anticipated to aggregate $30.4 million or $23.02 per square foot. These costs include $24.1 million of tenant improvements and $6.3 million of leasing commissions.

Tenant Lease Expirations

The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	193	592	$9,767	1.5%
2013	118	669	$9,291	1.4%
2014	673	4,106	$52,862	8.2%
2015	701	4,803	$63,923	9.9%
2016	698	5,324	$69,286	10.7%
2017	734	7,228	$90,164	13.9%
2018	686	6,023	$78,511	12.1%
2019	300	3,915	$46,698	7.2%
2020	195	2,658	$32,945	5.1%
2021	180	2,438	$29,266	4.5%
2022	188	2,243	$29,479	4.5%
2023	186	2,227	$30,946	4.8%

(1) Leases currently under month to month lease or in process of renewal

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of September 30, 2013, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Mexican pesos (MXN) and Chilean pesos (CLP) as indicated by geographic description (amounts are USD equivalent in millions).

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$0.1	$237.9	$169.2	$293.7	$180.2	$172.3	$1,053.4	$1,103.5
Average Interest Rate	9.50%	6.30%	5.28%	6.50%	6.14%	5.12%	5.97%

Variable Rate	$-	$-	$6.0	$-	$2.0	$21.1	$29.1	$28.4
Average Interest Rate	-	-	0.13%	-	4.00%	3.04%	2.50%

Unsecured Debt
Fixed Rate	$100.0	$294.7	$350.0	$300.0	$290.9	$950.0	$2,285.6	$2,445.9
Average Interest Rate	5.19%	5.20%	5.29%	5.78%	5.70%	4.68%	5.14%

Variable Rate	$-	$400.0	$125.0	$-	$-	$-	$525.0	$516.2
Average Interest Rate	-	1.23%	3.21%	-	-	-	1.70%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$-	$-	$-	$-	$-	$339.3	$339.3	$360.2
Average Interest Rate	-	-	-	-	-	4.77%	4.77%

Variable Rate	$-	$-	$28.1	$-	$-	$-	$28.1	$27.6
Average Interest Rate	-	-	2.27%	-	-	-	2.27%

Mexican Pesos Denominated

Unsecured Debt
Variable Rate	$-	$-	$-	$-	$-	$76.9	$76.9	$81.1
Average Interest Rate	-	-	-	-	-	5.65%	5.65%

Chilean Pesos Denominated

Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$43.3	$43.3	$49.3
Average Interest Rate	-	-	-	-	-	5.68%	5.68%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $5.3 million for the nine months ended September 30, 2013, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments and respective cumulated translation adjustments (“CTA”) as of September 30, 2013.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents, CTA balances are shown in US dollars:

Foreign Investment (in millions)
Country	Local Currency	US Dollars	CTA Gain/(Loss)
Mexican real estate investments (MXN)	8,010.0	$608.0	$(100.7)
Canadian real estate joint venture and marketable securities investments (CAD)	403.0	$390.7	$25.9
Chilean real estate investments (CLP)	37,575.9	$74.7	$(6.5)
Brazilian real estate investments (Brazilian Real)	41.1	$18.4	$(6.1)
Peruvian real estate investments (Peruvian Nuevo Sol)	15.3	$5.5	$0.2

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantial liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio and the Company may, in the near term, substantially liquidate all of its investments in this portfolio which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings.

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

KIMCO REALTY CORPORATION

November 1, 2013	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

November 1, 2013	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer