Form 10-K
period 2013-12-31
KIMCO REALTY CORP
filed 2014-02-26
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.5 billion based upon the closing price on the New York Stock Exchange for such equity on June 30, 2013.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

409,772,726 shares as of February 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 6, 2014.

Index to Exhibits begins on page 38.

TABLE OF CONTENTS

Item No.		Form 10-K Report Page
	PART I

1.	Business	3

1A.	Risk Factors	5

1B.	Unresolved Staff Comments	11

2.	Properties	11

3.	Legal Proceedings	13

4.	Mine Safety Disclosures	13

	PART II

5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14

6.	Selected Financial Data	16

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

7A.	Quantitative and Qualitative Disclosures About Market Risk	35

8.	Financial Statements and Supplementary Data	36

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	36

9A.	Controls and Procedures	36

9B.	Other Information	36

	PART III

10.	Directors, Executive Officers and Corporate Governance	36

11.	Executive Compensation	37

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37

13.	Certain Relationships and Related Transactions, and Director Independence	37

14.	Principal Accounting Fees and Services	37

	PART IV

15.	Exhibits, Financial Statement Schedules	37

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on terms favorable to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) risks related to our international operations, (viii) the availability of suitable acquisition and disposition opportunities, (ix) valuation and risks related to our joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common stock, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges and (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xvi) the risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K and in the Company’s other filings with the SEC. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes or related subjects in the Company’s reports on Form 10-Q and Form 8-K that the Company files with the Securities and Exchange Commission (“SEC”).

PART I

Item 1. Business

Background

Kimco Realty Corporation, a Maryland corporation, is one of the nation's largest owners and operators of neighborhood and community shopping centers.  The terms "Kimco," the "Company," "we," "our" and "us" each refer to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise.  The Company is a self-administered real estate investment trust ("REIT") and has owned and operated neighborhood and community shopping centers for more than 50 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of December 31, 2013, the Company had interests in 852 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 124.5 million square feet of gross leasable area (“GLA”), and 575 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 13.2 million square feet of GLA, for a grand total of 1,427 properties aggregating 137.7 million square feet of GLA, located in 42 states, Puerto Rico, Canada, Mexico, Chile and Peru. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.  The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by GLA) currently held by any publicly traded REIT.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000. Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting are administered by the Company from its executive offices in New Hyde Park, New York and supported by the Company’s regional offices. As of December 31, 2013, a total of 597 persons were employed by the Company.

The Company’s Web site is located at http://www.kimcorealty.com. The information contained on our Web site does not constitute part of this Form 10-K. On the Company’s Web site you can obtain, free of charge, a copy of our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable, after we file such material electronically with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

The Company’s initial growth resulted primarily from ground-up development and the construction of shopping centers. Subsequently, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and continued its expansion across the nation. The Company implemented its investment real estate management format through the establishment of various institutional joint venture programs, in which the Company has noncontrolling interests. The Company earns management fees, acquisition fees, disposition fees as well as promoted interests based on achieving certain performance metrics. The Company continued its geographic expansion with investments in Canada, Mexico, Chile, Brazil and Peru, however during 2013, based upon a perceived change in market conditions the Company began its efforts to exit its investments in Mexico, and South America. The Company’s revenues and equity in income (including gains on sales and impairment losses) from its foreign investments in U.S. dollar equivalents and their respective local currencies are as follows (in millions):

	2013	2012	2011
Revenues (consolidated in USD):
Mexico	$49.5	$47.3	$46.3
Brazil	$3.2	$3.8	$3.8
Peru	$0.4	$0.4	$0.4
Chile	$9.2	$7.4	$0.3
Revenues (consolidated):
Mexico (Mexican Pesos “MXN”)	673.8	626.5	570.2
Brazil (Brazilian Real)	6.8	7.2	6.3
Peru (Peruvian Nuevo Sol)	1.2	1.1	1.1
Chile (Chilean Pesos “CLP”)	4,464.7	3,648.0	144.7

Equity in income (unconsolidated joint ventures, including preferred equity investments in USD):
Canada	$46.1	$45.4	$21.3
Mexico	$98.1	$15.0	$11.9
Chile	$4.2	$0.4	$0.9

Equity in income (unconsolidated joint ventures, including preferred equity investments in local currencies):
Canada (Canadian dollars)	47.5	44.4	19.7
Mexico (MXN)	232.3	152.8	123.5
Chile (CLP)	2,141.2	194.2	411.2

The Company, through its taxable REIT subsidiaries (“TRS”), as permitted by the Tax Relief Extension Act of 1999, has been engaged in various retail real estate related opportunities, including (i) ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion and (ii) retail real estate management and disposition services, which primarily focused on leasing and disposition strategies for real estate property interests of both healthy and distressed retailers. The Company may consider other investments through its TRS should suitable opportunities arise.

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

Operating and Investment Strategy

The Company’s strategy is to be the premier owner and operator of neighborhood and community shopping centers through investments primarily in the U.S. and Canada.  To achieve this strategy the Company is (i) striving to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, (ii) simplifying its business by exiting Mexico, South America and reducing the number of joint venture investments and (iii) pursuing redevelopment opportunities within its portfolio to increase overall value. This strategy entailed a shift away from non-retail assets. These investments included non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties. As of December 31, 2013, the Company had substantially completed the sale of these non-retail assets. The Company also has an active capital recycling program of selling retail assets deemed non-strategic and properties within the Company’s Latin American portfolio. In order to execute the Company’s strategy, the Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers. The Company also has an institutional management business with domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers. In an effort to further its simplification strategy, the Company is actively pursuing opportunities to reduce its institutional management business through partner buy-outs, property acquisitions from institutional joint ventures and/or third party property sales.

The Company's investment objective is to increase cash flow, current income and, consequently, the value of its existing portfolio of properties and to seek continued growth in desirable demographic areas with successful retailers through (i) the retail re-tenanting, renovation and expansion of its existing centers and (ii) the selective acquisition of established income-producing real estate properties and properties requiring significant re-tenanting and redevelopment, primarily in neighborhood and community shopping centers in geographic regions in which the Company presently operates. The Company may consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise.

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

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2013, no single neighborhood and community shopping center accounted for more than 1.7% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.3% of the Company’s total shopping center GLA. At December 31, 2013, the Company’s five largest tenants were TJX Companies, The Home Depot, Wal-Mart, Bed Bath & Beyond and Kohl’s which represented 3.0%, 2.8%, 2.3%, 1.8% and 1.7%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

If we lose our REIT status, we will face serious tax consequences that will substantially reduce the funds available to pay dividends to stockholders for each of the years involved because:

●	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to federal income tax at regular corporate rates;
●	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes;
●	unless we were entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified; and
●	we would not be required to make distributions to stockholders.

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

Adverse global market and economic conditions may impede our ability to generate sufficient income and maintain our properties.

The economic performance and value of our properties is subject to all of the risks associated with owning and operating real estate, including:

●	changes in the national, regional and local economic climate;
●	local conditions, including an oversupply of, or a reduction in demand for, space in properties like those that we own;
●	trends toward smaller store sizes as retailers reduce inventory and new prototypes;
●	increasing use by customers of e-commerce and online store sites;
●	the attractiveness of our properties to tenants;
●	the ability of tenants to pay rent, particularly anchor tenants with leases in multiple locations;
●	tenants who may declare bankruptcy and/or close stores;
●	competition from other available properties to attract and retain tenants;
●	changes in market rental rates;
●	the need to periodically pay for costs to repair, renovate and re-let space;
●	changes in operating costs, including costs for maintenance, insurance and real estate taxes;
●	the fact that the expenses of owning and operating properties are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties;
●	changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes;
●	acts of terrorism and war, acts of God and physical and weather-related damage to our properties; and
●	the potential risk of functional obsolescence of properties over time.

Competition may limit our ability to purchase new properties or generate sufficient income from tenants and may decrease the occupancy and rental rates for our properties.

Our properties consist primarily of community and neighborhood shopping centers and other retail properties. Our performance, therefore, is generally linked to economic conditions in the market for retail space. In the future, the market for retail space could be adversely affected by:

●	weakness in the national, regional and local economies;
●	the adverse financial condition of some large retailing companies;
●	the impact of internet sales on the demand for retail space;
●	ongoing consolidation in the retail sector; and
●	the excess amount of retail space in a number of markets.

In addition, numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties and properties for acquisition. New regional malls, open-air lifestyle centers or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at or prior to renewal. Retailers at our properties may face increasing competition from other retailers, e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing or home shopping networks, all of which could (i) reduce rents payable to us; (ii) reduce our ability to attract and retain tenants at our properties; or (iii) lead to increased vacancy rates at our properties. We may fail to anticipate the effects of changes in consumer buying practices, particularly of growing online sales and the resulting retailing practices and space needs of our tenants or a general downturn in our tenants’ businesses, which may cause tenants to close stores or default in payment of rent.

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

We may acquire or develop properties or acquire other real estate related companies, and this may create risks.

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

Although our joint venture arrangements may allow us to share risks with our joint-venture partners, these arrangements may also decrease our ability to manage risk. Joint ventures implicate additional risks, such as:

●	potentially inferior financial capacity, diverging business goals and strategies and the need for our venture partner’s continued cooperation;
●	our inability to take actions with respect to the joint venture activities that we believe are favorable to us if our joint venture partner does not agree;
●	our inability to control the legal entity that has title to the real estate associated with the joint venture;
●	our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources;
●	our joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity; and
●	our joint venture partners’ business decisions or other actions or omissions may result in harm to our reputation or adversely affect the value of our investments.

Our joint venture and preferred equity investments generally own real estate properties for which the economic performance and value is subject to all the risks associated with owning and operating real estate as described above.

We intend to continue to sell our non-retail and non-strategic assets over the next several years and may not be able to recover our investments, which may result in significant losses to us.

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

The risks we face in international business operations include, but are not limited to:

●	currency risks, including currency fluctuations;
●	unexpected changes in legislative and regulatory requirements, including changes in applicable laws and regulations in the United States that affect foreign operations;
●	potential adverse tax burdens;
●	burdens of complying with different accounting and permitting standards, labor laws and a wide variety of foreign laws;
●	obstacles to the repatriation of earnings and cash;
●	regional, national and local political uncertainty;
●	economic slowdown and/or downturn in foreign markets;
●	difficulties in staffing and managing international operations;
●	difficulty in administering and enforcing corporate policies, which may be different than the normal business practices of local cultures; and
●	reduced protection for intellectual property in some countries.

Each of these risks might impact our cash flow or impair our ability to borrow funds, which ultimately could adversely affect our business, financial condition, operating results and cash flows.

Currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment result in a cumulative translation adjustment (“CTA”), which is recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance.  The Company’s aggregate CTA net loss balance at December 31, 2013 is $91.0 million.  Based on the Company’s foreign investment balances at December 31, 2013, a favorable overall exchange rate fluctuation of 10% would decrease the aggregate CTA net loss balance by approximately $92.2 million, whereas, an unfavorable overall exchange rate fluctuation of 10% would increase the aggregate CTA net loss balance by approximately $75.4 million.

Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio and the Company may, in the near term, substantially liquidate all of its investments in this portfolio which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings. At December 31, 2013, the aggregate CTA net loss balance relating to the Company’s Latin American portfolio is $114.7 million.  Based on the Company’s foreign investment balances in Latin Americas at December 31, 2013, a favorable overall exchange rate fluctuation of 10% would decrease the aggregate CTA net loss balance by approximately $48.2 million, whereas, an unfavorable overall exchange rate fluctuation of 10% would increase the aggregate CTA net loss balance by approximately $39.4 million.

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

We cannot assure you that our employees will adhere to our Code of Conduct or any other of our policies, applicable anti-corruption laws, including the FCPA, or other legal requirements. Failure to comply or violations of any applicable policies, anti-corruption laws, or other legal requirements may subject us to legal, regulatory or other sanctions, including criminal and civil penalties and other remedial measures. We have received a subpoena from the Enforcement Division of the SEC in connection with the SEC’s investigation, In the Matter of Wal-Mart Stores, Inc. (FW-3678), that the SEC Staff is currently conducting with respect to possible violations of the FCPA. We are cooperating with the SEC investigation and a parallel investigation by the U.S. Department of Justice (“DOJ”). See “Item 3. Legal Proceedings,” below. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations, which they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. Any of these remedial measures, if applicable to us, could have a material adverse impact on our business, results of operations, financial condition and liquidity.

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats including password protection, backup servers and annual penetration testing, there is no guarantee such efforts will be successful in preventing a cyber-attack. Cybersecurity incidents could compromise the confidential information of our tenants, employees and third party vendors and disrupt and effect the efficiency of our business operations.

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

We cannot assure you that we will be able to access the capital and credit markets to obtain additional debt or equity financing or that we will be able to obtain financing on terms favorable to us. The inability to obtain financing on a timely basis could have negative effects on our business, such as:

●	we could have great difficulty acquiring or developing properties, which would materially adversely affect our business strategy;
●	our liquidity could be adversely affected;
●	we may be unable to repay or refinance our indebtedness;
●	we may need to make higher interest and principal payments or sell some of our assets on terms unfavorable to us to fund our indebtedness; or
●	we may need to issue additional capital stock, which could further dilute the ownership of our existing shareholders.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on terms favorable to us, if at all, and could significantly reduce the market price of our publicly traded securities.

We are subject to financial covenants that may restrict our operating and acquisition activities.

Our revolving credit facility, term loans and the indentures under which our senior unsecured debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions that might otherwise be advantageous. In addition, failure to meet any of the financial covenants could cause an event of default under our revolving credit facility, term loans and the indentures and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

Changes in market conditions could adversely affect the market price of our publicly traded securities.

As with other publicly traded securities, the market price of our publicly traded securities depends on various market conditions, which may change from time-to-time. Among the market conditions that may affect the market price of our publicly traded securities are the following:

●	the extent of institutional investor interest in us;
●	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;
●	the attractiveness of the securities of REITs in comparison to securities issued by other entities, including securities issued by other real estate companies;
●	our financial condition and performance;
●	the market’s perception of our growth potential, potential future cash dividends and risk profile;
●	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares; and
●	general economic and financial market conditions.

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

Our investments in marketable securities are subject to specific risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer, which may result in significant losses to us. Marketable securities are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in marketable securities are subject to risks of:

●	limited liquidity in the secondary trading market;
●	substantial market price volatility, resulting from changes in prevailing interest rates;
●	subordination to the prior claims of banks and other senior lenders to the issuer;
●	the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and
●	the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Real Estate Portfolio. As of December 31, 2013, the Company had interests in 852 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 124.5 million square feet of gross leasable area (“GLA”) and 575 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 13.2 million square feet of GLA, for a grand total of 1,427 properties aggregating 137.7 million square feet of GLA, located in 42 states, Puerto Rico, Canada, Mexico and South America.  The Company’s portfolio includes noncontrolling interests. Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2013, the Company’s Combined Shopping Center Portfolio was 94.6% leased.

The Company's neighborhood and community shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of 137,723 square feet as of December 31, 2013. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2013, the Company capitalized $11.4 million in connection with these property improvements and expensed to operations $29.3 million.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners. The Company's neighborhood and community shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include TJX Companies, The Home Depot, Wal-Mart, Bed Bath & Beyond, Kohl’s, Royal Ahold, Sears Corporation, Best Buy, Petsmart and Ross Stores.

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

Minimum base rental revenues and operating expense reimbursements accounted for 97% and other revenues, including percentage rents, accounted for 3% of the Company's total revenues from rental property for the year ended December 31, 2013. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

Approximately 23.9% of the Company's leases of consolidated properties also contain provisions requiring the payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds.  Percentage rents accounted for less than 1% of the Company's revenues from rental property for the year ended December 31, 2013.  Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2013, the Company’s consolidated operating portfolio, comprised of 60.4 million square feet of GLA, was 94.0% leased. The U.S. properties make up the majority of the Company’s consolidated operating portfolio consisting of 56.2 million of the total 60.4 million square feet.  For the period January 1, 2013 to December 31, 2013, the Company increased the average base rent per leased square foot, which includes the impact of tenant concessions, in its U.S. consolidated portfolio of neighborhood and community shopping centers from $12.18 to $12.61, an increase of $0.43.  This increase primarily consists of (i) a $0.12 increase relating to acquisitions, (ii) a $0.21 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio and (iii) a $0.10 increase relating to dispositions. For the period January 1, 2013 to December 31, 2013, the Company’s average base rent per leased square foot in its Mexican consolidated portfolio of neighborhood and community shopping centers increased from $9.22 to $9.45, an increase of $0.23. This increase primarily consists of (i) a $0.04 increase relating to development sites moved into occupancy in 2013, (ii) a $0.16 increase relating to new leases signed net of leases vacated and renewals within the portfolio and (iii) a $0.09 increase relating to dispositions, partially offset by (iv) the negative impact from changes in foreign currency exchange rates of $0.06.

The Company has a total of 6,445 leases in the U.S. consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	204	798	$11,876	1.8%
2014	604	3,250	$46,027	6.9%
2015	695	4,589	$62,833	9.5%
2016	712	5,480	$71,137	10.7%
2017	754	7,318	$91,473	13.8%
2018	713	6,183	$81,740	12.3%
2019	377	4,584	$54,583	8.2%
2020	199	2,712	$34,017	5.1%
2021	180	2,442	$29,638	4.5%
2022	186	2,264	$29,908	4.5%
2023	187	2,179	$30,143	4.5%
2024	121	3,051	$33,627	5.1%

(1) Leases currently under month to month lease or in process of renewal

During 2013, the Company executed 947 leases totaling over 6.7 million square feet in the Company’s consolidated operating portfolio comprised of 400 new leases and 547 renewals and options. The leasing costs associated with these leases are estimated to aggregate $47.6 million or $23.48 per square foot. These costs include $38.2 million of tenant improvements and $9.4 million of leasing commissions. The average rent per square foot on new leases was $14.91 and on renewals and options was $12.54. The Company will seek to obtain rents that are higher than amounts within its expiring leases, however, there are many variables and uncertainties which can significantly affect the leasing market at any time; as such, the Company cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Ground-Leased Properties. The Company has interests in 46 consolidated shopping center properties and interests in 20 shopping center properties in unconsolidated joint ventures that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center. The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements revert to the landowner.

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

On January 28, 2013, the Company received a subpoena from the Enforcement Division of the SEC in connection with an investigation, In the Matter of Wal-Mart Stores, Inc. (FW-3678), that the SEC Staff is currently conducting with respect to possible violations of the Foreign Corrupt Practices Act. The Company is cooperating fully with the SEC in this matter. The U.S. Department of Justice (“DOJ”) is conducting a parallel investigation, and the Company is cooperating with the DOJ investigation. At this point, we are unable to predict the duration, scope or result of the SEC or DOJ investigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information There were no common stock offerings completed by the Company during the three-year period ended December 31, 2013.

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape and declared dividends per share for the Company’s common stock. The Company’s common stock is traded on the NYSE under the trading symbol "KIM".

	Stock Price
Period	High	Low	Dividends
2012:
First Quarter	$19.90	$16.21	$0.19
Second Quarter	$19.96	$17.16	$0.19
Third Quarter	$21.16	$18.62	$0.19
Fourth Quarter	$20.95	$18.11	$0.21 (a)

2013:
First Quarter	$22.49	$19.41	$0.21
Second Quarter	$25.09	$20.25	$0.21
Third Quarter	$23.24	$19.68	$0.21
Fourth Quarter	$21.83	$19.22	$0.225 (b)

(a)	Paid on January 15, 2013, to stockholders of record on January 2, 2013.
(b)	Paid on January 15, 2014, to stockholders of record on January 2, 2014.

Holders The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,666 as of January 31, 2014.

Dividends Since the IPO, the Company has paid regular quarterly cash dividends to its stockholders. While the Company intends to continue paying regular quarterly cash dividends, future dividend declarations will be paid at the discretion of the Board of Directors and will depend on the actual cash flows of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate operating fundamentals. The Company is required by the Code to distribute at least 90% of its REIT taxable income. The actual cash flow available to pay dividends will be affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company, the ability to refinance near-term debt maturities and any unanticipated capital expenditures.

The Company has determined that the $0.84 dividend per common share paid during 2013 represented 46% ordinary income, a 36% return of capital and 18% capital gain to its stockholders. The $0.76 dividend per common share paid during 2012 represented 72% ordinary income, a 23% return of capital and 5% capital gain to its stockholders.

In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, mortgage debt and construction loans, convertible preferred stock and perpetual preferred stock. Borrowings under the Company's revolving credit facility have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnotes 12, 13 and 16 of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Total Stockholder Return Performance The following performance chart compares, over the five years ended December 31, 2013, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REIT Total Return Index (the "NAREIT Equity Index") prepared and published by the National Association of Real Estate Investment Trusts ("NAREIT"). Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets. The NAREIT Equity Index includes all tax qualified equity real estate investment trusts listed on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market System. Stockholder return performance, presented quarterly for the five years ended December 31, 2013, is not necessarily indicative of future results. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

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

	Year ended December 31, (2)
	2013	2012	2011	2010	2009
	(in thousands, except per share information)
Operating Data:
Revenues from rental properties (1)	$910,356	$836,881	$779,156	$744,342	$675,596
Interest expense (3)	$213,911	$225,710	$221,678	$221,930	$204,396
Early extinguishment of debt charges	$-	$-	$-	$10,811	$-
Depreciation and amortization (3)	$247,537	$236,923	$218,260	$204,969	$198,446
Gain on sale of development properties	$-	$-	$12,074	$2,080	$5,751
Gain on sale of operating properties, net of tax (3)	$1,432	$4,299	$108	$2,377	$3,611
Benefit for income taxes, net (4)	$-	$-	$-	$-	$18,315
Provision for income taxes, net (4)	$34,520	$16,922	$25,789	$7,001	$-
Impairment charges (5)	$91,404	$10,289	$13,077	$32,661	$126,133
Income/(loss) from continuing operations (6)	$249,742	$203,303	$131,284	$105,099	$(41,713)
Income/(loss) per common share, from continuing operations:
Basic	$0.47	$0.27	$0.18	$0.10	$(0.17)
Diluted	$0.47	$0.27	$0.18	$0.10	$(0.17)
Weighted average number of shares of common stock:
Basic	407,631	405,997	406,530	405,827	350,077
Diluted	408,614	406,689	407,669	406,201	350,077
Cash dividends declared per common share	$0.855	$0.78	$0.73	$0.66	$0.72

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Real estate, before accumulated depreciation	$9,123,344	$8,947,287	$8,771,257	$8,592,760	$8,882,341
Total assets	$9,663,630	$9,751,234	$9,628,762	$9,833,875	$10,183,079
Total debt	$4,221,401	$4,195,317	$4,114,385	$4,058,987	$4,434,383

Total stockholders' equity	$4,632,417	$4,765,160	$4,686,386	$4,935,842	$4,852,973

Cash flow provided by operations	$570,035	$479,054	$448,613	$479,935	$403,582
Cash flow provided by/(used for) investing activities	$72,235	$(51,000)	$(20,760)	$37,904	$(343,236)
Cash flow used for financing activities	$(635,377)	$(399,061)	$(440,125)	$(514,743)	$(74,465)

(1)

Does not include revenues (i) from rental property relating to unconsolidated joint ventures, (ii) relating to the investment in retail store leases and (iii) from properties included in discontinued operations.

(2)

All years have been adjusted to reflect the impact of operating properties sold during the years ended December 31, 2013, 2012, 2011, 2010 and 2009 and properties classified as held for sale as of December 31, 2013, which are reflected in discontinued operations in the Consolidated Statements of Income.

(3)	Does not include amounts reflected in discontinued operations.
(4)	Does not include amounts reflected in discontinued operations. Amounts include income taxes related to gain on transfer/sale of operating properties.
(5)	Amounts exclude noncontrolling interests and amounts reflected in discontinued operations.
(6)	Amounts include gain on transfer/sale of operating properties, net of tax and net income attributable to noncontrolling interests.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the Consolidated Financial Statements, including trends, should not be taken as indicative of future operations.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of December 31, 2013, the Company had interests in 852 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 124.5 million square feet of gross leasable area (“GLA”) and 575 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 13.2 million square feet of GLA, for a grand total of 1,427 properties aggregating 137.7 million square feet of GLA, located in 42 states, Puerto Rico, Canada, Mexico, Chile and Peru.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s strategy is to be the premier owner and operator of neighborhood and community shopping centers through investments primarily in the U.S. and Canada.  To achieve this strategy the Company is (i) striving to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, (ii) simplifying its business by exiting Mexico, South America and reducing the number of joint venture investments and (iii) pursuing redevelopment opportunities within its portfolio to increase overall value. This strategy entailed a shift away from non-retail assets. These investments included non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties.  As of December 31, 2013, the Company had substantially completed the sale of these investments. The Company also has an active capital recycling program of selling retail assets deemed non-strategic and properties within the Company’s Latin American portfolio. If the Company accepts sales prices for these assets that are less than their net carrying values, the Company would be required to take impairment charges. Additionally, the Latin America dispositions could represent the substantial liquidation of these foreign investments, which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings (see Item 7A – Foreign Investments).

The Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers.  In addition, the Company has an institutional management business with domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers. In an effort to further its simplification strategy, the Company is actively pursuing opportunities to reduce its institutional management business through partner buy-outs, property acquisitions from institutional joint ventures and/or third party property sales.

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2013:

Portfolio Information:

●	Net income available to common shareholders increased by $5.3 million to $178.0 million for the year ended December 31, 2013, as compared to $172.7 million for the corresponding period in 2012.
●

Funds from operations (“FFO”) as adjusted increased from $1.26 per diluted share for the year ended December 31, 2012 to $1.33 per diluted share for the year ended December 31, 2013 (see additional disclosure on FFO beginning on page 32).

●

Same Property net operating income (“NOI”) increased 3.4% for the year ended December 31, 2013, as compared to the corresponding period in 2012; excluding the negative impact of foreign currency fluctuation, this increase would have been 4.1% (see additional disclosure on NOI beginning on page 33).

●	Occupancy rose from 94.0% at December 31, 2012 to 94.6% at December 31, 2013 in the Combined Shopping Center Portfolio.
●	Occupancy rose from 93.9% at December 31, 2012 to 94.9% at December 31, 2013 for the U.S. combined shopping center portfolio.
●	Recognized U.S. cash-basis leasing spreads of 7.7%; new leases increased 15.6% and renewals/options increased 5.9%.
●	Executed 2,473 leases, renewals and options totaling approximately 9.9 million square feet in the Combined Shopping Center Portfolio.

Acquisition Activity (see Footnotes 3 and 7 of the Notes to Consolidated Financial Statements):

●

Acquired 32 shopping center properties and eight outparcels comprising an aggregate 4.1 million square feet of GLA, for an aggregate purchase price of $724.5 million including the assumption of $279.1 million of non-recourse mortgage debt encumbering nine of the properties. The Company acquired five of these properties for an aggregate sales price of $346.4 million from joint ventures in which the Company held noncontrolling ownership interests. The Company evaluated these transactions pursuant to the Financial Accounting Statements Boards (“FASB”) Consolidation guidance. As such, the Company recognized an aggregate net gain of $21.7 million, before income tax, from the fair value adjustment associated with its original ownership due to a change in control.

Disposition Activity (see Footnotes 4 and 7 of the Notes to Consolidated Financial Statements):

●

During 2013, the Company disposed of 36 operating properties and three outparcels, in separate transactions, for an aggregate sales price of $279.5 million. These transactions resulted in an aggregate gain of $25.4 million and impairment charges of $61.9 million, before income taxes and noncontrolling interests.

●

During 2013, the Company sold nine land parcels for an aggregate sales price of $18.2 million in separate transactions. These transactions resulted in an aggregate gain of $11.6 million, before income taxes.

●

Also during 2013, the Company sold eight properties in its Latin American portfolio for an aggregate sales price of $115.4 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $23.3 million, before income taxes, and aggregate impairment charges of $26.9 million (including the release of the cumulative foreign currency translation loss of $7.8 million associated with the sale of the Company’s interest in two properties within Brazil, which represents a full liquidation of the Company’s investment in Brazil), before income taxes and noncontrolling interests.

●	During 2013, the Company reduced its non-retail book values by $337.3 million, of which $304.7 million was monetized. As of December 31, 2013, these investments had a book value of $61.2 million.

Joint Venture Investments Activity (see Footnote 7 of the Notes to Consolidated Financial Statements):

●

During June 2013, the Intown portfolio was sold for a sales price of $735.0 million which included the assignment of $609.2 million in debt. This transaction resulted in a deferred gain to the Company of $21.7 million due to the Company’s continued guarantee of a portion of the assumed debt.

●

Also during 2013, Kimco increased its ownership interest in three institutional joint ventures through the acquisition of additional equity interests totaling $153.0 million: Kimco Income Fund (KIF) joint venture from 15.2% to 39.5%; the Kimco Income REIT (KIR) joint venture from 45.0% to 48.6%; and the Kimstone joint venture (formerly the Kimco-UBS joint venture) from 18.0% to 33.3%.

●

During the year ended December 31, 2013, the Company and its joint venture partner sold their noncontrolling ownership interest in a joint venture which held interests in 84 operating properties located throughout Mexico for $603.5 million (including the assignment of $301.2 million in debt). This transaction resulted in a net gain to the Company of $78.2 million, before income taxes of $25.1 million.

●

Additionally, during the year ended December 31, 2013, joint ventures in which the Company held noncontrolling interests sold 20 operating properties located throughout Mexico and Chile for $341.9 million. These transactions resulted in an aggregate net gain to the Company of $22.4 million, after income tax.

Capital Activity (for additional details see Liquidity and Capital Resources below):

●

During 2013, the Company issued $350.0 million of 10-year Senior Unsecured Notes at an interest rate of 3.125% payable semi-annually in arrears which are scheduled to mature in June 2023. Net proceeds from the issuance were $344.7 million, after related transaction costs of $0.5 million.

●

Additionally, during 2013, a wholly-owned subsidiary of the Company issued $200.0 million Canadian denominated (“CAD”) Series 4 unsecured notes on a private placement basis in Canada. The notes bear interest at 3.855% and are scheduled to mature on August 4, 2020. These proceeds were used to repay the Company’s CAD $200.0 million 5.180% unsecured notes, which matured on August 16, 2013.

●

Also during 2013, the Company repaid (i) its $100.0 million 6.125% senior unsecured notes, which matured in January 2013, (ii) its $75.0 million 4.70% senior unsecured notes, which matured in June 2013 and (iii) its $100.0 million 5.190% senior unsecured notes which matured on October 1, 2013.

●

The Company also entered into a new five year 1.0 billion Mexican peso (“MXN”) term loan which matures in March 2018. This term loan bears interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35%. The Company used these proceeds to repay its 1.0 billion MXN term loan, which matured in March 2013 and bore interest at a fixed rate of 8.58%.

Impairments (see Footnote 6 of the Notes to Consolidated Financial Statements):

●

In connection with the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions, the Company recognized impairment charges of $190.2 million (including $98.8 million which is classified within discontinued operations), before income tax benefit and noncontrolling interests. (see Footnote 4 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

●

In addition to the impairment charges above, various unconsolidated joint ventures in which the Company holds noncontrolling interests recognized impairment charges relating to certain properties during 2013. The Company’s share of these charges was $29.5 million (see Footnote 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

●

Also during 2013, the Company acquired the remaining interest in a portfolio of office properties from a preferred equity investment in which the Company held a noncontrolling interest and recognized a change in control loss of $9.6 million in connection with the fair value adjustment associated with the Company’s original ownership.

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

Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships, where applicable), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis. The Company expenses transaction costs associated with business combinations in the period incurred.

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

The Company’s estimated fair values are based upon a discounted cash flow model for each joint venture that includes all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums. Capitalization rates, discount rates and credit spreads utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates.

Realizability of Deferred Tax Assets and Uncertain Tax Positions

The Company is subject to federal, state and local income taxes on the income from its activities relating to its TRS activities and subject to local taxes on certain non-U.S. investments. The Company accounts for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

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

The Company recognizes and measures benefits for uncertain tax positions, which requires significant judgment from management. Although the Company believes it has adequately reserved for any uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in the Company’s income tax expense in the period in which a change is made, which could have a material impact on operating results (see Footnote 21 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Results of Operations

Comparison 2013 to 2012

	2013	2012	Increase	% change
	(amounts in millions)

Revenues from rental properties (1)	$910.4	$836.9	$73.5	8.8%
Rental property expenses: (2)
Rent	$13.3	$12.7	$0.6	4.7%
Real estate taxes	117.6	110.7	6.9	6.2%
Operating and maintenance	115.2	107.2	8.0	7.5%
	$246.1	$230.6	$15.5	6.7%
Depreciation and amortization (3)	$247.5	$236.9	$10.6	4.5%

(1)	Revenues from rental properties increased primarily from the combined effect of (i) the acquisition of operating properties during 2013 and 2012, providing incremental revenues for the year ended December 31, 2013 of $46.5 million, as compared to the corresponding period in 2012, (ii) an overall increase in the consolidated shopping center portfolio occupancy to 94.0% at December 31, 2013, as compared to 93.4% at December 31, 2012 and the completion of certain development and redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the year ended December 31, 2013, of $23.7 million as compared to the corresponding period in 2012, and (iii) an increase in revenues relating to the Company’s Latin America portfolio of $3.3 million for the year ended December 31, 2013, as compared to the corresponding period in 2012.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee; (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the year ended December 31, 2013, as compared to the corresponding period in 2012, primarily due to (i) an increase in real estate taxes of $6.9 million, (ii) an increase in repairs and maintenance costs of $5.7 million, (iii) an increase in snow removal costs of $2.3 million, (iv) an increase in property services of $1.7 million and (v) an increase in utilities expense of $1.3 million, primarily due to acquisitions of properties during 2013 and 2012, partially offset by (vi) a decrease in insurance expense of $2.9 million due to a decrease in insurance claims.

(3)

Depreciation and amortization increased for the year ended December 31, 2013, as compared to the corresponding period in 2012, primarily due to (i) operating property acquisitions during 2013 and 2012 and (ii) expensing of unamortized tenant costs related to tenant vacancies prior to their lease expiration, partially offset by (iii) certain operating property dispositions during 2013 and 2012.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense, and other company-specific expenses. General and administrative expenses increased $4.0 million to $127.9 million for the year ended December 31, 2013, as compared to $123.9 million for the corresponding period in 2012. This increase is primarily a result of an increase in professional fees related to the Company’s response to a subpoena from the Enforcement Division of the SEC and a parallel investigation by the DOJ, in connection with the investigation of Wal-Mart Stores, Inc. with respect to the Foreign Corrupt Practices Act (see Item 3).

During the year ended December 31, 2013, the Company recognized impairment charges of $190.2 million, of which $98.8 million, before income taxes, is included in discontinued operations. These impairment charges consist of (i) $175.6 million related to adjustments to property carrying values, primarily due to sales or pending sales of properties, (ii) $10.4 million related to a cost method investment, (iii) $1.0 million related to certain joint venture investments and (iv) $3.2 million related to a preferred equity investment. During the year ended December 31, 2012, the Company recognized impairment charges related to adjustments to property carrying values of $59.6 million, of which $49.3 million, before income taxes and noncontrolling interests, is included in discontinued operations. The Company’s estimated fair values for these assets were primarily based upon (i) estimated sales prices from third party offers relating to property carrying values and joint venture investments and (ii) a discounted cash flow model relating to the Company’s cost method investment. The Company does not have access to the unobservable inputs used by the third parties to determine these estimated fair values.  The discounted cash flows model includes all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and expectations for growth. The capitalization rate of 6.0% and discount rate of 9.5% which were utilized in this model were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective investments. Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. The property carrying value impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.

Mortgage financing income decreased $3.2 million to $4.3 million for the year ended December 31, 2013, as compared to $7.5 million for the corresponding period in 2012. This decrease is primarily due to a decrease in interest income resulting from the repayment of certain mortgage receivables during 2013 and 2012.

Interest, dividends and other investment income increased $15.0 million to $17.0 million for the year ended December 31, 2013, as compared to $2.0 million for the corresponding period in 2012. This increase is primarily due to an increase in realized gains of $12.1 million resulting from the sale of certain marketable securities during 2013 and an increase in cash distributions received in excess of basis related to cost method investments of $2.2 million for the year ended December 31, 2013, as compared to the corresponding period in 2012.

Other expense, net decreased $7.2 million to $0.5 million for the year ended December 31, 2013, as compared to $7.7 million for the year ended December 31, 2012. This change is primarily due to (i) increases in gains on land sales of $8.2 million for year ended December 31, 2013, as compared to the corresponding period in 2012 and (ii) an increase in gains on foreign currency of $1.5 million relating to changes in foreign currency exchange rates, partially offset by (iii) an increase in other corporate expenses of $1.9 million for the year ended December 31, 2013, as compared to the corresponding period in 2012.

Interest expense decreased $11.8 million to $213.9 million for the year ended December 31, 2013, as compared to $225.7 million for the year ended December 31, 2012.  This decrease is primarily related to lower interest rates on borrowings during 2013, as compared to 2012.

Provision for income taxes, net increased $17.6 million to $34.5 million for the year ended December 31, 2013, as compared to $16.9 million for the corresponding period in 2012. This increase is primarily due to (i) an increase in foreign taxes of $23.6 million primarily relating to the sale of the Company’s joint venture interest in a portfolio of 84 operating properties in Mexico, (ii) an increase in income tax expense of $9.1 million relating to a change in control gain resulting from the purchase of a partner’s noncontrolling joint venture interest, (iii) a tax provision of $6.0 million resulting from incremental earnings due to increased profitability from properties within the Company’s taxable REIT subsidiaries and (iv) a tax provision of $2.4 million related to gains on sale of certain marketable securities, partially offset by (v) a partial release of the deferred tax valuation allowance of $8.7 million related to FNC Realty Corp. (“FNC”) based on the Company’s estimated future earnings of FNC, (vi) an increase in income tax benefit of $7.9 million related to impairments taken during 2013, as compared to the 2012, and (vii) an increase in tax benefit of $9.4 million relating to a decrease in equity in income recognized in connection with the Albertson’s investment.

Equity in income of joint ventures, net increased $95.8 million to $208.7 million for the year ended December 31, 2013, as compared to $112.9 million for the corresponding period in 2012. This increase is primarily the result of (i) an increase in gains of $120.7 million resulting from the sale of properties within various joint venture investments, primarily located in Mexico during 2013, as compared to 2012, (ii) an increase in equity in income from three joint ventures of $4.0 million due to the Company’s increase in ownership percentage and (iii) incremental earnings due to increased profitability from properties within the Company’s joint venture program, partially offset by (iv) an increase in impairment charges of $18.4 million recognized against certain joint venture investment properties primarily located in Mexico, resulting from pending property sales, taken during 2013, as compared to 2012, (v) the recognition of $7.5 million in income on the sale of certain air rights at a property within one of the Company’s joint venture investments in Canada during 2012 and (vi) a decrease in equity in income of $2.6 million from the Company’s InTown Suites investment during 2013, as compared to 2012, resulting from the sale of this investment in 2013.

During June 2013, the Company sold its unconsolidated investment in the InTown portfolio for a sales price of $735.0 million which included the assignment of $609.2 million in debt. This transaction resulted in a deferred gain to the Company of $21.7 million. The Company maintains its guarantee on a portion of the debt ($139.7 million as of December 31, 2013) assumed by the buyer. The guarantee is collateralized by the buyer’s ownership interest in the portfolio. The Company is entitled to a guarantee fee, for the initial term of the loan, which is scheduled to mature in December 2015. The guarantee fee is calculated based upon the difference between LIBOR plus 1.15% and 5.0% per annum multiplied by the outstanding amount of the loan. Additionally, the Company has entered into a commitment to provide financing up to the outstanding amount of the guaranteed portion of the loan for five years past the date of maturity. This commitment can be in the form of extensions with the current lender or a new lender or financing directly from the Company to the buyer. Due to this continued involvement, the Company deferred its gain until such time that the guarantee and commitment expire.

During 2013, the Company acquired four properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded an aggregate net gain on change in control of interests of $21.7 million related to the fair value adjustment associated with its original ownership of these properties. During 2012, the Company acquired four properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded an aggregate gain on change in control of interests of $15.6 million related to the fair value adjustment associated with its original ownership.

Equity in income from other real estate investments, net decreased $22.3 million to $31.1 million for the year ended December 31, 2013, as compared to $53.4 million for the corresponding period in 2012. This decrease is primarily due to a decrease of $23.5 million in equity in income from the Albertson’s joint venture primarily due to start-up costs associated with the purchase of additional Albertson’s stores from SuperValu Inc. during 2013, as compared to 2012.

During 2013, the Company disposed of 36 operating properties and three out-parcels in separate transactions, for an aggregate sales price of $279.5 million. These transactions, which are included in Discontinued operations in the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $25.4 million and impairment charges of $61.9 million, before income taxes.

Additionally, during 2013, the Company sold eight properties in its Latin American portfolio for an aggregate sales price of $115.4 million. These transactions, which are included in Discontinued operations in the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $23.3 million, before income taxes, and aggregate impairment charges of $26.9 million (including the release of the cumulative foreign currency translation loss of $7.8 million associated with the sale of the Company’s interest in two properties within Brazil, which represents a full liquidation of the Company’s investment in Brazil), before income taxes and noncontrolling interests.

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

Net income attributable to the Company decreased $29.8 million to $236.3 million for the year ended December 31, 2013, as compared to $266.1 million for the corresponding period in 2012. On a diluted per share basis, net income attributable to the Company was $0.43 for 2013, as compared to net income of $0.42 for 2012. These changes are primarily attributable to (i) additional incremental earnings due to increased profitability from the Company’s operating properties and the acquisition of operating properties during 2013 and 2012, (ii) an increase in equity in income of joint ventures, net primarily due to gains on sales of operating properties sold within various joint venture portfolios during 2013 and (iii) an increase in gains on sale of marketable securities during 2013, partially offset by (iv) an increase in impairment charges recognized during the year ended December 31, 2013, as compared to the corresponding period in 2012 and (v) a decrease in gains on sale of operating properties. The 2012 diluted per share results were decreased by a reduction in net income available to common shareholders of $21.7 million resulting from the deduction of original issuance costs associated with the redemption of the Company’s 6.65% Class F Cumulative Redeemable Preferred Stock and 7.75% Class G Cumulative Redeemable Preferred Stock.

Comparison 2012 to 2011

	2012	2011	Increase/ (Decrease)	% change
	(amounts in millions)

Revenues from rental properties (1)	$836.9	$779.2	$57.7	7.4%
Rental property expenses: (2)
Rent	$12.7	$13.8	$(1.1)	(8.0)%
Real estate taxes	110.7	104.5	6.2	5.9%
Operating and maintenance	107.2	102.5	4.7	4.6%
	$230.6	$220.8	$9.8	4.4%
Depreciation and amortization (3)	$236.9	$218.3	$18.6	8.5%

(1)

Revenues from rental properties increased primarily from the combined effect of (i) the acquisition of operating properties during 2012 and 2011, providing incremental revenues for the year ended December 31, 2012 of $50.9 million, as compared to the corresponding period in 2011, (ii) an increase in revenues relating to the Company’s Latin American portfolio of $8.0 million and (iii) the completion of certain development and redevelopment projects, tenant buyouts and overall growth in the current portfolio, providing incremental revenues of $0.9 million, for the year ended December 31, 2012, as compared to the corresponding period in 2011, partially offset by (iv) a decrease in revenues of $2.1 million for the year ended December 31, 2012, as compared to the corresponding period in 2011, primarily resulting from the partial sale of certain properties during 2012 and 2011.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee; (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the year ended December 31, 2012, as compared to the corresponding period in 2011, primarily due to (i) an increase in real estate taxes of $6.3 million, primarily due to acquisitions of properties during 2012 and 2011, (ii) an increase in repairs and maintenance costs of $4.1 million, primarily due to acquisitions of properties during 2012 and 2011 (iii) an increase in insurance premiums and claims of $1.7 million and (iv) an increase in utilities of $2.0 million, partially offset by (v) a decrease in snow removal costs of $5.1 million and (vi) a decrease in rent expense of $1.1 million.

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

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense, and other company-specific expenses. General and administrative expenses increased $5.3 million to $123.9 million for the year ended December 31, 2012, as compared to $118.6 million for the corresponding period in 2011. This increase is primarily a result of (i) an increase of $2.6 million in severance costs related to the departure of an executive officer in January 2012, (ii) an increase in professional and consulting fees of $2.1 million, primarily due to increased transactional activity, and (iii) an increase in other personnel related costs during 2012, as compared to the corresponding period in 2011.

During the year ended December 31, 2012, the Company recognized impairment charges of $59.6 million, $49.3 million of which is included in discontinued operations, before income tax benefit and noncontrolling interest. During the year ended December 31, 2011, the Company recognized impairment charges of $32.8 million, $19.7 million of which is included in discontinued operations, before income tax benefit and noncontrolling interest. These impairments were primarily calculated based on the usage of estimated sales prices and comparable sales information as inputs. The Company determined that its valuation in these assets was classified within Level 3 of the FASB’s fair value hierarchy. These impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.

Interest, dividends and other investment income decreased $13.8 million to $2.0 million for the year ended December 31, 2012, as compared to $15.8 million for the corresponding period in 2011. This decrease is primarily due to (i) the Company’s sale of its investment in Valad notes during 2011, resulting in a decrease in interest income of $6.2 million, (ii) a decrease in other investment income of $6.4 million relating to the receipt of cash distributions during 2011 in excess of the Company’s carrying value of a cost method investment, (iii) a reduction in interest income of $0.5 million due to repayments of notes in 2012 and 2011 and (iv) a decrease in gains on sales of securities of $0.5 million.

Other expense, net increased $3.7 million to $7.7 million for the year ended December 31, 2012, as compared to $4.0 million for the corresponding period in 2011. This change is primarily due to (i) an increase in acquisition related costs of $3.1 million relating to an increase in transactional activity, (ii) a decrease in gains on foreign currency of $2.4 million relating to changes in foreign currency exchange rates, partially offset by (iii) an increase of $2.4 million in gains on land sales during 2012, as compared to the corresponding period in 2011.

Interest expense increased $4.0 million to $225.7 million for the year ended December 31, 2012, as compared to $221.7 million for the corresponding period in 2011. This increase is primarily related to a decrease in capitalization of interest due to the placement of certain development and redevelopment properties into service during 2012, as compared to the corresponding period in 2011.

During 2011, the Company sold a merchant building property to an unconsolidated joint venture in which the Company has a noncontrolling interest for a sales price of $37.6 million resulting in a pretax gain of $12.1 million after a deferral of $2.1 million due to the Company’s continued involvement in the property.

Provision for income taxes, net decreased by $8.9 million to $16.9 million for the year ended December 31, 2012, as compared to $25.8 million for the corresponding period in 2011. This decrease is primarily due to (i) an increase in income tax benefit of $10.2 million related to impairments taken during the year ended December 31, 2012, as compared to the corresponding period in 2011, (ii) a decrease in the income tax provision expense of $5.7 million in connection with a gain on sale of a development property during 2011, (iii) a decrease in tax provision of $2.8 million resulting from the receipt of a cash distribution during 2011 in excess of the Company’s carrying value of a cost method investment and (iv) a decrease in tax provision of $2.7 million resulting from a decrease in equity in income recognized in connection with the Albertson’s investment during 2012, as compared to 2011, partially offset by (v) an increase in foreign withholding taxes of $5.4 million primarily resulting from unrealized foreign exchange gains recognized for Mexican tax purposes on U.S. denominated mortgage debt within the Company’s Latin American property portfolio.

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

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility with bank commitments of $1.75 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Net cash flow provided by operating activities	$570.0	$479.1	$448.6
Net cash flow provided by/(used for) investing activities	$72.2	$(51.0)	$(20.8)
Net cash flow used for financing activities	$(635.4)	$(399.1)	$(440.1)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the year ended December 31, 2013, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2013 and 2012, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) operational distributions from the Company’s joint venture programs.

Cash flow provided by operating activities for the year ended December 31, 2013, was $570.0 million, as compared to $479.1 million for the comparable period in 2012. The change of $90.9 million is primarily attributable to (i) increased operational distributions from joint ventures and other real estate investments, (ii) changes in accounts payable and accrued expenses due to timing of payments and (iii) higher operational income from operating properties including properties acquired during 2013 and 2012, partially offset by (iv) changes in other operating assets and liabilities due to timing of payments and receipts.

Investing Activities

Cash flows provided by investing activities for the year ended December 31, 2013, was $72.2 million, as compared to cash flows used for investing activities of $51.0 million for the comparable period in 2012. This change of $123.2 million resulted primarily from (i) an increase in reimbursements of investments and advances to real estate joint ventures of $252.3 million, primarily due to the sale of certain properties within joint ventures, (ii) a decrease in acquisition of operating real estate of $88.3 million, (iii) an increase in proceeds from the sale of marketable securities of $26.3 million, partially offset by (iv) an increase in investments and advances to real estate joint ventures of $76.7 million, (v) a decrease in proceeds from the sale of operating properties of $63.7 million, (vi) an increase in investment in marketable securities of $33.6 million, (vii) a decrease in investment/collection, net of mortgage loan receivable of $29.9 million, (viii) an increase in other investments of $20.4 million and (ix) an increase in other real estate investments of $17.9 million.

Acquisitions of Operating Real Estate

During the years ended December 31, 2013 and 2012, the Company expended $354.3 million and $442.5 million, respectively, towards the acquisition of operating real estate properties. The Company’s strategy is to continue to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality US retail properties and disposing of lesser quality assets. The Company anticipates to acquire approximately $500.0 million to $1.0 billion of operating properties during 2014. The Company intends to fund these acquisitions with proceeds from sales of the Company’s non-strategic properties, cash flow from operating activities, assumption of mortgage debt, if applicable, and availability under the Company’s revolving line of credit.

Improvements to Operating Real Estate

During the years ended December 31, 2013 and 2012, the Company expended $107.3 million and $109.9 million, respectively, towards improvements to operating real estate. These amounts are made up of the following (in thousands):

	The Year Ended December 31,
	2013	2012
Redevelopment/renovations	$39,531	$51,520
Tenant improvements/tenant allowances	57,473	48,137
Other	10,273	10,271
Total	$107,277	$109,928

Additionally, during the years ended December 31, 2013 and 2012, the Company capitalized interest of $1.3 million and $1.5 million, respectively, and capitalized payroll of $1.6 million and $1.0 million, respectively, in connection with the Company’s improvements of real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads which are located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts during 2014 will be approximately $150 million to $200 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Investments and Advances to Real Estate Joint Ventures

During the year ended December 31, 2013, the Company expended $296.6 million for investments and advances to real estate joint ventures and received $440.1 million from reimbursements of investments and advances to real estate joint ventures, including the increase in ownership percentages of the Kimstone, KIR and KIF joint ventures, the refinancing of debt and sales of properties, inclusive of the sale of the Intown portfolio and the American Industries portfolio. (See Footnote 7 of the Notes to the Consolidated Financial Statements included in this Form 10-K.)

Dispositions and Transfers

During the year ended December 31, 2013, the Company received net proceeds of $385.8 million relating to the sale of various operating properties. (See Footnote 4 of the Notes to the Consolidated Financial Statements included in this Form 10-K.)

Financing Activities

Cash flow used for financing activities for the year ended December 31, 2013, was $635.4 million, as compared to $399.1 million for the comparable period in 2012. This change of $236.3 million resulted primarily from (i) a decrease in proceeds from issuance of stock of $766.5 million, (ii) an increase in net repayments/ borrowings under unsecured term loan/notes of $109.3 million, (iii) an increase in net repayments/borrowings under the Company’s unsecured revolving credit facility of $66.3 million and (iv) an increase in dividends paid of $17.6 million, partially offset by, (v) the redemption of the Company’s 6.65% Class F Preferred Stock and 7.75% Class G Preferred Stock of $635.0 million during 2012, (vi) a decrease in repurchases of common stock of $30.9 million, (vii) a decrease in principal payments of $30.0 million, and (viii) an increase in proceeds from mortgage/construction loan financing of $21.2 million.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a continuing trend that although pricing remains dependent on specific deal terms, generally spreads for non-recourse mortgage financing have stabilized from levels a year ago.  The unsecured debt markets are functioning well and credit spreads are at manageable levels. The Company continues to assess 2014 and beyond to ensure the Company is prepared if credit market conditions weaken.

Debt maturities for 2014 consist of:  $419.9 million of consolidated debt; $384.2 million of unconsolidated joint venture debt; and $62.2 million of preferred equity debt, assuming the utilization of extension options where available.  The 2014 consolidated debt maturities are anticipated to be extended, refinanced or repaid with operating cash flows and borrowings from the Company’s credit facility (which at December 31, 2013, had $1.6 billion available). The 2014 unconsolidated joint venture and preferred equity debt maturities are anticipated to be extended or repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension option.  This credit facility, provides funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at LIBOR plus 1.05% (1.22% as of December 31, 2013) and fluctuates in accordance with changes in the Company’s senior debt ratings and has a facility fee of 0.20% per annum.  As part of this Credit Facility, the Company has a competitive bid option whereby the Company could auction up to $875.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  In addition, as part of the Credit Facility, the Company has a $500.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.  As of December 31, 2013, the Credit Facility had a balance of $194.5 million outstanding and $3.3 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 12/31/13
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	40%
Total Priority Indebtedness to GAV	<35%	9%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.89x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.91x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of October 27, 2011 filed in the Company’s Current Report on Form 8-K dated November 2, 2011.

During March 2013, the Company entered into a new five year 1.0 billion Mexican peso (“MXN”) term loan which matures in March 2018. This term loan bears interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35% (5.146% as of December 31, 2013). The Company has the option to swap this rate to a fixed rate at any time during the term of the loan.  The Company used these proceeds to repay its 1.0 billion MXN term loan, which matured in March 2013 and bore interest at a fixed rate of 8.58%.  As of December 31, 2013, the outstanding balance on this new term loan was MXN 1.0 billion (USD $76.5 million).  The Mexican term loan covenants are similar to the Credit Facility covenants described above.

The Company also has a $400.0 million unsecured term loan with a consortium of banks, which accrues interest at LIBOR plus 105 basis points (1.22% as of December 31, 2013).  The term loan is scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017.  Pursuant to the terms of the Credit Agreement, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios.  Proceeds from this term loan were used for general corporate purposes including the repayment of debt. The term loan covenants are similar to the Credit Facility covenants described above. During January 2014, the Company exercised its option to extend the maturity date to April 17, 2015.

During April 2012, the Company filed a shelf registration statement on Form S-3, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants. The Company, pursuant to this shelf registration statement may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities. (See Footnote 12 of the Notes to Consolidated Financial Statements included in this Form 10-K.)

The Company’s supplemental indenture governing its medium term notes (“MTN”) and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 12/31/13
Consolidated Indebtedness to Total Assets	<60%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	9%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.0x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.8x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fifth Supplemental Indenture dated as of September 24, 2009; the Fifth Supplemental Indenture dated as of October 31, 2006; the Sixth Supplemental Indenture dated as of May 23, 2013 filed in the Company's Current Report on Form 8-K dated May 23, 2013 and First Supplemental Indenture dated October 31, 2006, as filed with the U.S. Securities and Exchange Commission. See the Exhibits Index for specific filing information.

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

During 2013, the Company also (i) repaid its $100.0 million 6.125% senior unsecured notes, which matured in January 2013, (ii) repaid its $100.0 million 5.190% senior unsecured notes which matured on October 1, 2013, (iii) assumed $284.9 million of individual non-recourse mortgage debt relating to the acquisition of nine operating properties, including an increase of $5.8 million associated with fair value debt adjustments, (iv) repaid $256.3 million of mortgage debt that encumbered 14 properties and (v) obtained $36.0 million of individual non-recourse debt relating to three operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects. As of December 31, 2013, the Company had over 390 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid were $400.4 million in 2013, $382.7 million in 2012 and $353.8 million in 2011.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Board of Directors declared a quarterly cash dividend per common share of $0.225 payable to shareholders of record on January 2, 2014, which was paid on January 15, 2014. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.225 per common share payable to shareholders of record on April 3, 2014, which is scheduled to be paid on April 15, 2014.

The Company is subject to taxes on its activities in Canada, Mexico, Brazil, Chile, and Peru.  During 2013, less than $0.1 million of withholding and transaction taxes were withheld from distributions related to foreign activities.  In general, under local country law applicable to the structures the Company has in place and applicable treaties, the repatriation of cash to the Company from its subsidiaries and joint ventures in Canada, Mexico and Brazil generally are not subject to withholding tax. The Company does not anticipate the need to repatriate foreign funds from Chile, Peru or Brazil to provide for its cash flow needs in the U.S. and, as such, no significant withholding or transaction taxes are expected in the foreseeable future. The Company will be subject to withholding taxes in Chile and Peru on the distribution of any proceeds from sale transactions.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facility, term loans, MTNs, senior notes and mortgages with maturities ranging from less than one year to 21 years. As of December 31, 2013, the Company’s total debt had a weighted average term to maturity of 4.0 years. In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio. As of December 31, 2013, the Company has 46 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. In addition, the Company has 9 non-cancelable operating leases pertaining to its retail store lease portfolio. The following table summarizes the Company’s debt maturities (excluding extension options and fair market value of debt adjustments aggregating $10.8 million) and obligations under non-cancelable operating leases as of December 31, 2013 (in millions):

	Payments due by period
Contractual Obligations:	2014	2015	2016	2017	2018	Thereafter	Total
Long-Term Debt-Principal(1) (3)	$838.1	$720.7	$591.2	$468.9	$572.6	$1,019.1	$4,210.6
Long-Term Debt-Interest(2)	$178.5	$153.9	$115.1	$87.1	$53.4	$134.3	$722.3
Operating Leases:
Ground Leases	$12.3	$11.3	$10.4	$9.9	$8.8	$164.4	$217.1
Retail Store Leases	$2.4	$2.0	$1.7	$1.2	$0.7	$0.1	$8.1

(1)   Maturities utilized do not reflect extension options, which range from one to five years.

(2)   For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2013.

(3)   During January 2014, the Company exercised its one year extension option to extend the maturity date on its $400.0 million term loan from April 2014 to April 2015.

The Company has accrued $4.6 million of non-current uncertain tax benefits and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes, which are included in Other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2013. These amounts are not included in the table above because a reasonably reliable estimate regarding the timing of settlements with the relevant tax authorities, if any, cannot be made.

The Company has $194.6 million of medium term notes, $100.0 million of unsecured notes and $125.3 million of secured debt scheduled to mature in 2014. The Company anticipates satisfying these maturities with a combination of operating cash flows, its unsecured revolving credit facility, exercise of extension options, where available, and new debt issuances.

The Company has issued letters of credit in connection with completion and repayment guarantees for loans encumbering certain of the Company’s redevelopment projects and guarantee of payment related to the Company’s insurance program. As of December 31, 2013, these letters of credit aggregate $31.9 million.

On a select basis, the Company has provided guarantees on interest bearing debt held within real estate joint ventures. The Company is often provided with a back-stop guarantee from its partners. The Company had the following outstanding guarantees as of December 31, 2013 (amounts in millions):

Name of Joint Venture	Amount of Guarantee	Interest rate	Maturity, with extensions	Terms	Type of debt
InTown Suites Management, Inc.	$139.7	LIBOR plus 1.15%	2015	(1)	Unsecured credit facility
Victoriaville	$2.3	3.92%	2020	Jointly and severally with partner	Promissory note

(1)    During June 2013, the Company sold its unconsolidated investment in the InTown portfolio for a sales price of $735.0 million which included the assignment of $609.2 million in debt. This transaction resulted in a deferred gain to the Company of $21.7 million. The Company continues to maintain its guarantee of a portion of the debt assumed by the buyer ($139.7 million as of December 31, 2013). The guarantee is collateralized by the buyer’s ownership interest in the portfolio. Additionally, the Company has entered into a commitment to provide financing up to the outstanding amount of the guaranteed portion of the loan for five years past the date of maturity. This commitment can be in the form of extensions with the current lender or a new lender or financing directly from the Company to the buyer.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2013, the Company had $21.1 million in performance and surety bonds outstanding.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures. These joint ventures primarily operate shopping center properties or are established for development projects. Such arrangements are generally with third-party institutional investors, local developers and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, has obtained unsecured financing for certain joint ventures. These unsecured financings are guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make (see guarantee table above). Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (See Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K). These investments include the following joint ventures:

Venture	Kimco Ownership Interest	Number of Properties	Total GLA (in thousands)	Non-Recourse Mortgage Payable (in millions)	Number of Encumbered Properties	Average Interest Rate	Weighted Average Term (months)
KimPru (a)	15.0%	60	10,569	$923.4	39	5.53%	35.0

RioCan Venture (b)	50.0%	45	9,307	$743.7	32	4.62%	48.0

KIR (c)	48.6%	57	11,966	$889.1	47	5.05%	75.1

BIG Shopping Centers (d)	37.9% (e)	21	3,399	$406.5	17	5.39%	40.1

Kimstone (f)	33.3%	39	5,589	$749.9	39	4.59%	39.3

SEB Immobilien (g)	15.0%	13	1,807	$243.8	13	5.11%	43.3

CPP (h)	55.0%	6	2,425	$138.6	3	5.23%	19.0

Kimco Income Fund (i)	39.5%	12	1,521	$158.0	12	5.45%	8.7

(a)    Represents the Company’s joint ventures with Prudential Real Estate Investors.

(b)    Represents the Company’s joint ventures with RioCan Real Estate Investment Trust.

(c)    Represents the Company's joint ventures with certain institutional investors.

(d)    Represents the Company’s joint ventures with BIG Shopping Centers (TLV:BIG), an Israeli public company.

(e)    Ownership % is a blended rate.

(f)     Represents the Company’s joint ventures with Blackstone.

(g)    Represents the Company’s joint ventures with SEB Immobilien Investment GmbH.

(h)    Represents the Company’s joint ventures with The Canadian Pension Plan Investment Board (CPPIB).

(i)     Represents the Kimco Income Fund.

The Company has various other unconsolidated real estate joint ventures with varying structures. As of December 31, 2013, these other unconsolidated joint ventures had individual non-recourse mortgage loans aggregating $1.3 billion. The aggregate debt as of December 31, 2013, of all of the Company’s unconsolidated real estate joint ventures is $5.6 billion, of which the Company’s proportionate share of this debt is $2.1 billion. As of December 31, 2013, these loans had scheduled maturities ranging from one month to 20 years and bear interest at rates ranging from 1.67% to 10.50%. Approximately $384.2 million of the aggregate outstanding loan balance matures in 2014, of which the Company’s proportionate share is $175.1 million. These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing and partner capital contributions, as deemed appropriate. (See Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Real Estate Investments

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. The Company accounts for its preferred equity investments under the equity method of accounting. As of December 31, 2013, the Company’s net investment under the Preferred Equity Program was $95.6 million relating to 91 properties. As of December 31, 2013, these preferred equity investment properties had individual non-recourse mortgage loans aggregating $485.4 million. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

Additionally, during July 2007, the Company invested $81.7 million of preferred equity capital in a portfolio comprised of 403 net leased properties which are divided into 30 master leased pools with each pool leased to individual corporate operators. These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores. As of December 31, 2013, the remaining 392 properties were encumbered by third party loans aggregating $336.0 million, not including $56.5 million in net fair market value of debt adjustments, with interest rates ranging from 5.08% to 10.47%, a weighted average interest rate of 9.2% and maturities ranging from one to nine years.

At December 31, 2013, the Company had a 90% equity participation interest in an existing leveraged lease of 11 properties, which is reported as a net investment in leveraged lease in accordance with the FASB’s Lease guidance. The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights. These 11 properties were encumbered by third-party non-recourse debt of $17.9 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease. Accordingly, this debt has been offset against the related net rental receivable under the lease.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three months and years ended December 31, 2013 and 2012 is as follows (in thousands, except per share data):

	Three Months Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Net income available to common shareholders	$47,035	$59,231	$177,987	$172,673
Gain on disposition of operating properties, net of noncontrolling interests	(16,503)	(49,023)	(45,330)	(84,828)
Gain on disposition of joint venture operating properties	(5,530)	(4,914)	(113,937)	(27,927)
Depreciation and amortization - real estate related	64,511	63,246	250,253	257,278
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	24,448	32,228	117,743	133,734
Impairments of operating properties, net of tax and noncontrolling interests	20,707	26,440	165,825	59,510
FFO	134,668	127,208	552,541	510,440
Transactional (income)/charges:
Profit participation from other real estate investments	(474)	(10,996)	(13,650)	(20,746)
Transactional losses from other real estate investments	3,091	-	3,091	-
Promote income from real estate joint ventures	-	(1,151)	-	(5,072)
Gains from development/land sales, net of tax	(1,775)	(14)	(3,448)	(8,309)
Acquisition costs	2,296	701	5,623	9,160
Deferred tax asset valuation allowance release	-	-	(9,126)	-
Severance costs	2,225	-	2,225	2,472
Excess distribution from a cost method investment	(167)	(398)	(2,213)	(398)
Gain on sale of marketable securities	(5,339)	-	(10,668)	-
Impairments on other investments, net of tax and noncontrolling interest	455	3,785	20,754	3,785
Preferred stock redemption costs	-	15,490	-	21,703
Other (income)/expense, net	(180)	143	(1,419)	1,166
Total transactional charges/(income), net	132	7,560	(8,831)	3,761
FFO as adjusted	$134,800	$134,768	$543,710	$514,201
Weighted average shares outstanding for FFO calculations:
Basic	408,139	406,345	407,631	405,997
Units	1,522	1,522	1,523	1,455
Dilutive effect of equity awards	2,414	1,829	2,541	2,106
Diluted (1)	412,075	409,696	411,695	409,558

FFO per common share – basic	$0.33	$0.31	$1.36	$1.26
FFO per common share – diluted (1)	$0.33	$0.31	$1.35	$1.25
FFO as adjusted per common share – basic	$0.33	$0.33	$1.33	$1.27
FFO as adjusted per common share – diluted (1)	$0.33	$0.33	$1.33	$1.26

(1)

For the three and twelve months ended December 31, 2013 and 2012, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

Same Property Net Operating Income

Same Property Net Operating Income (“Same Property NOI”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance and should not be considered an alternative to net income in accordance with GAAP or as a measure of liquidity. Same Property NOI is considered by management to be an important performance measure of the Company’s operations and management believes that it is helpful to investors as a measure of the Company’s operating performance because it includes only the net operating income of properties that have been owned for the entire current and prior year reporting periods including those properties under redevelopment and excludes properties under development and pending stabilization. Properties are deemed stabilized at the earlier of (i) reaching 90% leased or (ii) one year following a projects inclusion in operating real estate (two years for Latin American properties). As such, Same Property NOI assists in eliminating disparities in net income due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of the Company's properties.

Same Property NOI is calculated using revenues from rental properties (excluding straight-line rents, lease termination fees, above/below market rents and includes charges for bad debt) less operating and maintenance expense, real estate taxes and rent expense, plus the Company’s proportionate share of Same Property NOI from unconsolidated real estate joint ventures, calculated on the same basis. Our method of calculating Same Property NOI may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs. The following is a reconciliation of the Company’s Income from continuing operations to Same Property NOI (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Income from continuing operations	$61,409	$46,798	$261,683	$210,073
Adjustments:
Management and other fee income	(9,565)	(10,469)	(36,317)	(37,522)
General and administrative expenses	31,663	28,986	127,913	123,925
Impairment charges	2,845	9,962	91,404	10,289
Depreciation and amortization	65,492	60,520	247,537	236,923
Other income	39,824	54,068	190,835	221,401
Provision for income taxes, net	6,788	3,707	34,520	16,922
Gain on change in control of interests, net	-	(1,399)	(21,711)	(15,555)
Equity in income of other real estate investments, net	(1,225)	(18,057)	(31,136)	(53,397)
Non same property net operating income	(15,135)	(25,797)	(113,645)	(118,950)
Non-operational expense from joint ventures, net	54,227	80,288	171,503	296,869
Same Property NOI	$236,323	$228,607	$922,586	$890,978

Same Property NOI increased by $7.7 million or 3.4% for the three months ended December 31, 2013, as compared to the corresponding period in 2012. This increase is primarily the result of (i) an increase of $6.0 million related to lease-up and rent commencements and (ii) an increase of $3.2 million in other property and ancillary income, partially offset by, (iii) the negative impact from changes in foreign currency exchange rates of $1.5 million.

Same Property NOI increased by $31.6 million or 3.5% for the year ended December 31, 2013, as compared to the corresponding period in 2012. This increase is primarily the result of (i) an increase of $25.9 million related to lease-up and rent commencements and (ii) an increase of $8.2 million in other property and ancillary income, partially offset by, (iii) the negative impact from changes in foreign currency exchange rates of $2.5 million.

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

New Accounting Pronouncements

See Footnote 1 of the Company’s Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and fluctuations in foreign currency exchange rate risk. The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of December 31, 2013, with corresponding weighted-average interest rates sorted by maturity date. The table does not include extension options where available. Amounts include fair value purchase price allocation adjustments for assumed debt. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Mexican pesos (MXN) and Chilean Pesos (CLP) as indicated by geographic description ($USD equivalent in millions).

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
U.S. Dollar Denominated
Secured Debt
Fixed Rate	$125.2	$167.1	$292.3	$179.6	$37.4	$163.3	$964.9	$1,008.2
Average Interest Rate	6.97%	5.27%	6.50%	6.13%	4.88%	5.18%	6.00%

Variable Rate	$-	$6.0	$-	$2.0	$20.9	$-	$28.9	$28.3
Average Interest Rate	-	0.14%	-	4.00%	3.02%	-	2.49%

Unsecured Debt
Fixed Rate	$294.7	$350.0	$300.0	$290.9	$300.0	$650.0	$2,185.6	$2,318.4
Average Interest Rate	5.20%	5.29%	5.78%	5.70%	4.30%	4.86%	6.88%

Variable Rate	$400.0	$185.1	$-	$-	$-	$-	$585.1	$576.9
Average Interest Rate	1.22%	1.22%	-	-	-	-	1.22%
CAD Denominated
Unsecured Debt
Fixed Rate	$-	$-	$-	$-	$141.2	$188.2	$329.4	$348.6
Average Interest Rate	-	-	-	-	5.99%	3.86%	4.77%

Variable Rate	$-	$9.4	$-	$-	$-	$-	$9.4	$9.3
Average Interest Rate	-	2.27%	-	-	-	-	2.27%

MXN Denominated
Unsecured Debt
Variable Rate	$-	$-	$-	$-	$76.5	$-	$76.5	$80.4
Average Interest Rate	-	-	-	-	5.15%	-	5.15%

CLP Denominated
Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$41.6	$41.6	$47.4
Average Interest Rate	-	-	-	-	-	5.68%	5.68%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $7.4 million in 2013 if short-term interest rates were 1.0% higher.

The following table presents the Company’s foreign investments and respective cumulative translation adjustment (“CTA”) as of December 31, 2013. Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents and CTA balances are shown in US dollars:

Foreign Investment (in millions)
Country	Local Currency	US Dollars	CTA Gain/(Loss)
Mexican real estate investments (MXN)	4,775.6	$365.0	$(106.8)
Canadian real estate joint venture investments (CAD)	420.4	$395.8	$23.7
Chilean real estate investments (CLP)	33,178.3	$63.3	$(8.0)
Peruvian real estate investments (Peruvian Nuevo Sol)	15.6	$5.6	$0.1

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

 CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment and is recorded as a component of AOCI on the Company’s Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. Based on the Company’s foreign investment balances at December 31, 2013, a favorable overall exchange rate fluctuation of 10% would decrease the aggregate CTA net loss balance by approximately $92.2 million, whereas, an unfavorable overall exchange rate fluctuation of 10% would increase the aggregate CTA net loss balance by approximately $75.4 million.

Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio and the Company may, in the near term, substantially liquidate all of its investments in this portfolio which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings. At December 31, 2013, the aggregate CTA net loss balance relating to the Company’s Latin American portfolio is $114.7 million. Based on the Company’s foreign investment balances in Latin Americas at December 31, 2013, a favorable overall exchange rate fluctuation of 10% would decrease the aggregate CTA net loss balance by approximately $48.2 million, whereas, an unfavorable overall exchange rate fluctuation of 10% would increase the aggregate CTA net loss balance by approximately $39.4 million.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2013, to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to “Independent Registered Public Accountants” in our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

			Form10-K Report Page
(a) 1.	Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.

	Report of Independent Registered Public Accounting Firm		42

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2013 and 2012		43

	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011		44

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011		45

	Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011		46

	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011		47

	Notes to Consolidated Financial Statements		48

2	. Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts	94
	Schedule III -	Real Estate and Accumulated Depreciation	95
	Schedule IV -	Mortgage Loans on Real Estate	102

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		38

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith	Page Number
3.1(a)	Articles of Restatement of the Company, dated January 14, 2011	10-K	1-10899	02/28/11	3.1(a)
3.1(b)	Articles Supplementary of the Company dated November 8, 2010	10-K	1-10899	02/28/11	3.1(b)
3.2(a)	Amended and Restated By-laws of the Company, dated February 25, 2009	10-K	1-10899	02/27/09	3.2
3.2(b)	Articles Supplementary of Kimco Realty Corporation, dated March 12, 2012	8-A12B	1-10899	03/13/12	3.2
3.2(c)	Articles Supplementary of Kimco Realty Corporation, dated July 17, 2012	8-A12B	1-10899	07/18/12	3.2
3.2(d)	Articles Supplementary of Kimco Realty Corporation, dated November 30, 2012	8-A12B	1-10899	12/03/12	3.2
4.1	Agreement of the Company pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K	S-11	333-42588	09/11/91	4.1
4.2	Form of Certificate of Designations for the Preferred Stock	S-3	333-67552	09/10/93	4(d)
4.3	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.4	First Supplemental Indenture, dated as of August 4, 1994	10-K	1-10899	03/28/96	4.6
4.5	Second Supplemental Indenture, dated as of April 7, 1995	8-K	1-10899	04/07/95	4(a)
4.6	Indenture dated April 1, 2005, between Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	8-K	1-10899	04/25/05	4.1
4.7	Third Supplemental Indenture, dated as of June 2, 2006, between Kimco Realty Corporation, as issuer and The Bank of New York, as trustee	8-K	1-10899	06/05/06	4.1
4.8	Fifth Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee	8-K	1-10899	11/03/06	4.1
4.9	First Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee	8-K	1-10899	11/03/06	4.2
4.10	First Supplemental Indenture, dated as of June 2, 2006, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-K	1-10899	02/28/07	4.12
4.11	Second Supplemental Indenture, dated as of August 16, 2006, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-K	1-10899	02/28/07	4.13
4.12	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	09/24/09	4.1
4.13	Sixth Supplemental Indenture, dated May 23, 2013, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	05/23/13	4.1
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3
10.2	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.3	Form of Indemnification Agreement	10-K	1-10899	02/27/09	10.16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith	Page Number
10.4	Agency Agreement, dated July 17, 2013, by and among Kimco North Trust III, Kimco Realty Corporation and Scotia Capital Inc., RBC Dominion Securities Inc., CIBC World Markets Inc. and National Bank Financial Inc.	10-Q	1-10899	08/02/13	99.1
10.5	Fourth Supplemental Indenture, dated July 22, 2013, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-Q	1-10899	08/02/13	99.2
10.6	1 billion MXN Credit Agreement, dated as of March 3, 2008, among KRC Mexico Acquisition, LLC, as borrower, Kimco Realty Corporation, as guarantor and each of the parties named therein	10-K/A	1-10899	08/17/10	10.18
10.7	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.8	Kimco Realty Corporation 2010 Equity Participation Plan	8-K	1-10899	03/19/10	10.7
10.9	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.10	Underwriting Agreement, dated April 6, 2010, by and among Kimco Realty Corporation, Kimco North Trust III, and each of the parties named therein	10-Q	1-10899	05/07/10	99.1
10.11	Third Supplemental Indenture, dated as of April 13, 2010, among Kimco Realty Corporation, as guarantor, Kimco North Trust III, as issuer and BNY Trust Company of Canada, as trustee	10-Q	1-10899	05/07/10	99.2
10.12	Credit Agreement, dated as of April 17, 2009, among Kimco Realty Corporation and each of the parties named therein	10-K/A	1-10899	08/17/10	10.19
10.13	Underwriting Agreement, dated August 23, 2010, by and among Kimco Realty Corporation and each of the parties named therein	8-K	1-10899	08/24/10	1.1
10.14	$1.75 Billion Credit Agreement, dated as of October 27, 2011, among Kimco Realty Corporation and each of the parties named therein	8-K	1-10899	11/2/11	10.1
10.15	Agreement and General Release between Kimco Realty Corporation and Barbara Pooley, dated January 18, 2012	8-K	1-10899	1/19/12	10.1
10.16	$400 Million Credit Agreement, dated as of April 17, 2012, among Kimco Realty Corporation as borrower and each of the parties named therein	8-K	1-10899	4/20/12	10.1
10.17	First Amendment to the Kimco Realty Corporation Executive Severance Plan, dated as of March 20, 2012	10-Q	1-10899	5/10/12	10.3
10.18	$147.5 Million Credit Agreement, dated as of June 28, 2012, by and among InTown Hospitality Corp. as borrower, Kimco Realty Corporation as guarantor, and each of the parties named therein	8-K	1-10899	7/03/12	10.1
10.19	Kimco Realty Corporation 2010 Equity Participation Plan	S-8	333-184776	11/06/12	99.1
10.20	First Amendment to Credit Agreement, dated as of June 3, 2013, among Kimco Realty Corporation, a Maryland corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	6/07/13	10.1
12.1	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X	104
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	—	—	—	—	X	105
21.1	Significant Subsidiaries of the Company	—	—	—	—	X	106
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X	107
31.1	Certification of the Company’s Chief Executive Officer, David B. Henry, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	108
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	109
32.1	Certification of the Company’s Chief Executive Officer, David B. Henry, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	110
99.1	Property Chart	—	—	—	—	X	111
101.INS	XBRL Instance Document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By:     /s/ David B. Henry

David B. Henry

Chief Executive Officer

Dated:     February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 26, 2014
Milton Cooper

/s/ David B. Henry	Chief Executive Officer and Vice Chairman of the Board of Directors	February 26, 2014
David B. Henry

/s/ Richard G. Dooley	Director	February 26, 2014
Richard G. Dooley

/s/ Joe Grills	Director	February 26, 2014
Joe Grills

/s/ F. Patrick Hughes	Director	February 26, 2014
F. Patrick Hughes

/s/ Frank Lourenso	Director	February 26, 2014
Frank Lourenso

/s/ Richard Saltzman	Director	February 26, 2014
Richard Saltzman

/s/ Philip Coviello	Director	February 26, 2014
Philip Coviello

/s/ Colombe Nicholas	Director	February 26, 2014
Colombe Nicholas

/s/ Conor Flynn	Executive Vice President - Chief Operating Officer	February 26, 2014
Conor Flynn

/s/ Glenn G. Cohen	Executive Vice President - Chief Financial Officer and Treasurer	February 26, 2014
Glenn G. Cohen

/s/ Paul Westbrook	Vice President - Chief Accounting Officer	February 26, 2014
Paul Westbrook

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

		Form10-K Page

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm		42

Consolidated Financial Statements and Financial Statement Schedules:

Consolidated Balance Sheets as of December 31, 2013 and 2012		43

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011		44

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011		45

Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011		46

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011		47

Notes to Consolidated Financial Statements		48

Financial Statement Schedules:

II.	Valuation and Qualifying Accounts	94
III.	Real Estate and Accumulated Depreciation	95
IV.	Mortgage Loans on Real Estate	102

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Kimco Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kimco Realty Corporation and its subsidiaries (the "Company") at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2014

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31, 2013	December 31, 2012

Assets:
Real Estate
Rental property
Land	$2,072,099	$2,024,300
Building and improvements	6,953,427	6,825,724
	9,025,526	8,850,024
Less: accumulated depreciation and amortization	(1,878,681)	(1,745,462)
	7,146,845	7,104,562
Real estate under development	97,818	97,263
Real estate, net	7,244,663	7,201,825

Investments and advances in real estate joint ventures	1,257,010	1,428,155
Other real estate investments	274,641	317,557
Mortgages and other financing receivables	30,243	70,704
Cash and cash equivalents	148,768	141,875
Marketable securities	62,766	36,541
Accounts and notes receivable	164,326	171,540
Deferred charges and prepaid expenses	175,698	171,373
Other assets	305,515	211,664
Total assets	$9,663,630	$9,751,234

Liabilities:
Notes payable	$3,186,047	$3,192,127
Mortgages payable	1,035,354	1,003,190
Accounts payable and accrued expenses	124,290	111,881
Dividends payable	104,496	96,518
Other liabilities	357,764	333,962
Total liabilities	4,807,951	4,737,678
Redeemable noncontrolling interests	86,153	81,076

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,961,200 shares 102,000 shares issued and outstanding (in series), Aggregate liquidation preference $975,000	102	102
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 409,731,058 and 407,782,102 shares, respectively	4,097	4,078
Paid-in capital	5,689,258	5,651,170
Cumulative distributions in excess of net income	(996,058)	(824,008)
Accumulated other comprehensive income	(64,982)	(66,182)
Total stockholders' equity	4,632,417	4,765,160
Noncontrolling interests	137,109	167,320
Total equity	4,769,526	4,932,480
Total liabilities and equity	$9,663,630	$9,751,234

The accompanying notes are an integral part of these consolidated financial statements

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share information)

	Year Ended December 31,
	2013	2012	2011

Revenues
Revenues from rental properties	$910,356	$836,881	$779,156
Management and other fee income	36,317	37,522	35,321
Total revenues	946,673	874,403	814,477

Operating expenses
Rent	13,347	12,745	13,847
Real estate taxes	117,563	110,747	104,451
Operating and maintenance	115,151	107,204	102,538
General and administrative expenses	127,913	123,925	118,559
Provision for doubtful accounts	8,256	6,022	5,965
Impairment charges	91,404	10,289	13,077
Depreciation and amortization	247,537	236,923	218,260
Total operating expenses	721,171	607,855	576,697

Operating income	225,502	266,548	237,780

Other income/(expense)
Mortgage financing income	4,304	7,504	7,273
Interest, dividends and other investment income	16,999	2,041	15,796
Other expense, net	(533)	(7,687)	(4,010)
Interest expense	(213,911)	(225,710)	(221,678)
Income from other real estate investments	2,306	2,451	4,121
Gain on sale of development properties	-	-	12,074

Income from continuing operations before income taxes, equity in income of joint ventures, gain on change in control of interests and equity in income from other real estate investments	34,667	45,147	51,356

Provision for income taxes, net	(34,520)	(16,922)	(25,789)
Equity in income of joint ventures, net	208,689	112,896	63,467
Gain on change in control of interests, net	21,711	15,555	569
Equity in income of other real estate investments, net	31,136	53,397	51,813

Income from continuing operations	261,683	210,073	141,416

Discontinued operations
Income from discontinued operating properties, net of tax	18,224	21,082	40,582
Impairment/loss on operating properties sold, net of tax	(83,900)	(38,432)	(17,343)
Gain on disposition of operating properties, net of tax	43,914	83,253	17,327
(Loss)/income from discontinued operations	(21,762)	65,903	40,566

Gain on sale of operating properties, net of tax	1,432	4,299	108

Net income	241,353	280,275	182,090

Net income attributable to noncontrolling interests	(5,072)	(14,202)	(13,039)

Net income attributable to the Company	236,281	266,073	169,051

Preferred stock redemption costs	-	(21,703)	-
Preferred dividends	(58,294)	(71,697)	(59,363)

Net income available to the Company's common shareholders	$177,987	$172,673	$109,688

Per common share:
Income from continuing operations:
-Basic	$0.47	$0.27	$0.18
-Diluted	$0.47	$0.27	$0.18
Net income attributable to the Company:
-Basic	$0.43	$0.42	$0.27
-Diluted	$0.43	$0.42	$0.27

Weighted average shares:
-Basic	407,631	405,997	406,530
-Diluted	408,614	406,689	407,669

Amounts attributable to the Company's common shareholders:
Income from continuing operations	$191,448	$109,903	$71,921
Income/(loss) from discontinued operations	(13,461)	62,770	37,767
Net income	$177,987	$172,673	$109,688

The accompanying notes are an integral part of these consolidated financial statements

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$241,353	$280,275	$182,090
Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities	6,773	3,013	(4,065)
Change in unrealized gain on interest rate swaps	-	450	549
Change in foreign currency translation adjustment, net	(4,208)	43,515	(82,228)
Other comprehensive income/(loss)	2,565	46,978	(85,744)

Comprehensive income	243,918	327,253	96,346

Comprehensive income attributable to noncontrolling interests	(6,436)	(19,702)	(11,102)

Comprehensive income attributable to the Company	$237,482	$307,551	$85,244

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	Cumulative Distributions in Excess of	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Net Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2011	$(515,164)	$(23,853)	954	$954	406,424	$4,064	$5,469,841	$4,935,842	$225,444	$5,161,286

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,045	1,045

Comprehensive income:
Net income attributable to the Company	169,051	-	-	-	-	-	-	169,051	13,039	182,090
Other comprehensive income, net of tax:
Change in unrealized loss on marketable securities	-	(4,065)	-	-	-	-	-	(4,065)	-	(4,065)
Change in unrealized gain on interest rate swaps	-	549	-	-	-	-	-	549	-	549
Change in foreign currency translation adjustment	-	(80,291)	-	-	-	-	-	(80,291)	(1,937)	(82,228)

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(6,370)	(6,370)
Dividends ($0.73 per Common Share; $1.6625 per
Class F Depositary Share, $1.9375 per
Class G Depositary Share and $1.7250 per
Class H Depositary Share, respectively)	(356,886)	-	-	-	-	-	-	(356,886)	-	(356,886)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(13,827)	(13,827)
Issuance of common stock	-	-	-	-	438	5	4,936	4,941	-	4,941
Surrender of common stock	-	-	-	-	(34)	(2)	(579)	(581)	-	(581)
Repurchase of common stock	-	-	-	-	(334)	(2)	(6,001)	(6,003)	-	(6,003)
Exercise of common stock options	-	-	-	-	444	4	6,533	6,537	-	6,537
Acquisition of noncontrolling interests	-	-	-	-	-	-	4,452	4,452	(23,637)	(19,185)
Amortization of equity awards	-	-	-	-	-	-	12,840	12,840	-	12,840
Balance, December 31, 2011	(702,999)	(107,660)	954	954	406,938	4,069	5,492,022	4,686,386	193,757	4,880,143

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,384	1,384

Comprehensive income:
Net income attributable to the Company	266,073	-	-	-	-	-	-	266,073	14,202	280,275
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	3,013	-	-	-	-	-	3,013	-	3,013
Change in unrealized gain on interest rate swaps	-	450	-	-	-	-	-	450	-	450
Change in foreign currency translation adjustment	-	38,015	-	-	-	-	-	38,015	5,500	43,515

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(6,337)	(6,337)
Dividends ($0.78 per common share; $1.0344 per
Class F Depositary Share, $1.5016 per
Class G Depositary Share, $1.725 per
Class H Depositary Share, $1.1708 per
Class I Depositary Share, $0.5958 per
Class J Depositary Share, and $0.0938 per
Class K Depositary Share, respectively)	(387,082)	-	-	-	-	-	-	(387,082)	-	(387,082)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(15,328)	(15,328)
Issuance of common stock	-	-	-	-	1,096	11	18,104	18,115	-	18,115
Issuance of preferred stock	-	-	32	32	-	-	774,125	774,157	-	774,157
Surrender of common stock	-	-	-	-	(111)	(1)	(2,072)	(2,073)	-	(2,073)
Repurchase of common stock	-	-	-	-	(1,636)	(16)	(30,931)	(30,947)	-	(30,947)
Exercise of common stock options	-	-	-	-	1,495	15	22,576	22,591	-	22,591
Acquisition of noncontrolling interests	-	-	-	-	-	-	(95)	(95)	(25,858)	(25,953)
Amortization of equity awards	-	-	-	-	-	-	11,557	11,557	-	11,557
Redemption of preferred stock	-	-	(884)	(884)	-	-	(634,116)	(635,000)	-	(635,000)
Balance, December 31, 2012	(824,008)	(66,182)	102	102	407,782	4,078	5,651,170	4,765,160	167,320	4,932,480

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,026	1,026

Comprehensive income:
Net income attributable to the Company	236,281	-	-	-	-	-	-	236,281	5,072	241,353
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	6,773	-	-	-	-	-	6,773	-	6,773
Change in foreign currency translation adjustment	-	(5,573)	-	-	-	-	-	(5,573)	1,365	(4,208)

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(6,892)	(6,892)
Dividends ($0.855 per common share; $1.725 per
Class H Depositary Share, $1.5000 per
Class I Depositary Share, $1.3750 per
Class J Depositary Share and $1.40625 per
Class K Depositary Share, respectively)	(408,331)	-	-	-	-	-	-	(408,331)	-	(408,331)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(10,686)	(10,686)
Issuance of common stock	-	-	-	-	560	5	9,208	9,213	-	9,213
Surrender of restricted stock	-	-	-	-	(247)	(2)	(3,889)	(3,891)	-	(3,891)
Exercise of common stock options	-	-	-	-	1,636	16	30,193	30,209	-	30,209
Acquisition of noncontrolling interests	-	-	-	-	-	-	(8,894)	(8,894)	(20,096)	(28,990)
Amortization of equity awards	-	-	-	-	-	-	11,470	11,470	-	11,470
Balance, December 31, 2013	$(996,058)	$(64,982)	102	$102	409,731	$4,097	$5,689,258	$4,632,417	$137,109	$4,769,526

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Cash flow from operating activities:
Net income	$241,353	$280,275	$182,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257,855	262,742	251,139
Impairment charges	190,218	59,569	32,763
Gain on sale of development properties	-	-	(12,074)
Gain on sale of operating properties	(51,529)	(94,369)	(17,435)
Equity in income of joint ventures, net	(208,689)	(112,896)	(63,467)
Gain on change in control of interests, net	(21,711)	(15,555)	(569)
Equity in income from other real estate investments, net	(31,136)	(53,397)	(51,813)
Distributions from joint ventures and other real estate investments	258,050	194,110	163,048
Change in accounts and notes receivable	7,213	2,940	(19,271)
Change in accounts payable and accrued expenses	10,166	(11,281)	(8,082)
Change in other operating assets and liabilities	(81,755)	(33,084)	(7,716)
Net cash flow provided by operating activities	570,035	479,054	448,613

Cash flow from investing activities:
Acquisition of operating real estate	(354,287)	(442,541)	(268,282)
Improvements to operating real estate	(107,277)	(109,928)	(75,017)
Improvements to real estate under development	(591)	(2,487)	(37,896)
Investment in marketable securities	(33,588)	-	-
Proceeds from sale/repayments of marketable securities	26,406	156	188,003
Investments and advances to real estate joint ventures	(296,550)	(219,885)	(171,695)
Reimbursements of investments and advances to real estate joint ventures	440,161	187,856	63,529
Investment in other real estate investments	(23,566)	(5,638)	(6,958)
Reimbursements of investments and advances to other real estate investments	30,151	33,720	68,881
Investment in mortgage loans receivable	(11,469)	(16,021)	-
Collection of mortgage loans receivable	29,192	63,600	19,148
Investment in other investments	(21,366)	(924)	(730)
Reimbursements of other investments	9,175	11,553	20,116
Proceeds from sale of operating properties	385,844	449,539	135,646
Proceeds from sale of development properties	-	-	44,495
Net cash flow provided by/(used for) investing activities	72,235	(51,000)	(20,760)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(256,346)	(284,815)	(62,470)
Principal payments on rental property debt	(23,804)	(23,130)	(22,720)
Principal payments on construction loan financings	-	(2,177)	(3,428)
Proceeds from mortgage/construction loan financings	35,974	14,776	20,346
(Repayments)/Proceeds under unsecured revolving credit facility, net	(57,775)	8,559	112,137
Proceeds from issuance of unsecured term loan/notes	621,562	400,000	-
Repayments under unsecured term loan/notes	(546,717)	(215,900)	(92,600)
Financing origination costs	(8,041)	(2,138)	(11,478)
Redemption of noncontrolling interests	(30,086)	(42,315)	(26,682)
Dividends paid	(400,354)	(382,722)	(353,764)
Proceeds from issuance of stock	30,210	796,748	6,537
Redemption of preferred stock	-	(635,000)	-
Repurchase of common stock	-	(30,947)	(6,003)
Net cash flow used for financing activities	(635,377)	(399,061)	(440,125)

Change in cash and cash equivalents	6,893	28,993	(12,272)

Cash and cash equivalents, beginning of year	141,875	112,882	125,154
Cash and cash equivalents, end of year	$148,768	$141,875	$112,882

Interest paid during the year (net of capitalized interest of $1,263, $1,538 and $7,086, respectively)	$216,258	$226,775	$220,270

Income taxes paid during the year	$33,838	$2,122	$2,606

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

Additionally, in connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust ("REIT"), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations. As such, the Company, through its wholly-owned taxable REIT subsidiaries (“TRS”), has been engaged in various retail real estate related opportunities including (i) ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion and (ii) retail real estate management and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers. The Company may consider other investments through its TRS should suitable opportunities arise.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property and a large tenant base. At December 31, 2013, the Company's single largest neighborhood and community shopping center accounted for only 1.7% of the Company's annualized base rental revenues and only 1.3% of the Company’s total shopping center gross leasable area ("GLA"), including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest. At December 31, 2013, the Company’s five largest tenants were TJX Companies, The Home Depot, Wal-Mart, Bed Bath & Beyond, and Kohl’s which represented 3.0%, 2.8%, 2.3%, 1.8% and 1.7%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Real Estate

Real estate assets are stated at cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships, where applicable), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis. The Company expenses transaction costs associated with business combinations in the period incurred.

In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market lease renewal options, to be paid pursuant to the leases and management’s estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases, which includes the expected renewal option period. Mortgage debt discounts or premiums are amortized into interest expense over the remaining term of the related debt instrument. Unit discounts and premiums are amortized into noncontrolling interest in income, net over the period from the date of issuance to the earliest redemption date of the units.

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

When a real estate asset is identified by management as held-for-sale, the Company ceases depreciation of the asset and estimates the sales price, net of selling costs. If the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.

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

The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. The Company, on a limited selective basis, has obtained unsecured financing for certain joint ventures. These unsecured financings are guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make.

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

The Company’s estimated fair values are based upon a discounted cash flow model for each joint venture that includes all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums. Capitalization rates, discount rates and credit spreads utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates.

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

The Company’s estimated fair values are based upon a discounted cash flow model for each investment that includes all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums. Capitalization rates, discount rates and credit spreads utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Cash and Cash Equivalents

Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less). Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates risk by investing in or through major financial institutions and primarily in funds that are currently U.S. federal government insured. Recoverability of investments is dependent upon the performance of the issuers.

Marketable Securities

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance. These securities are carried at fair market value with unrealized gains and losses reported in stockholders’ equity as a component of Accumulated other comprehensive income ("AOCI"). Gains or losses on securities sold are based on the specific identification method.

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

Software Development Costs

Expenditures for major software purchases and software developed for internal use are capitalized and amortized on a straight-line basis generally over a 3 to 5 year period. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.  As of December 31, 2013 and 2012, the Company had unamortized software development costs of $28.2 million and $26.8 million, respectively, which is included in Other assets on the Company’s Consolidated Balance Sheets.  The Company incurred $7.6 million, $5.5 million and $3.1 million in amortization of software development costs during the years ended December 31, 2013, 2012 and 2011, respectively.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in AOCI, as a separate component of the Company’s stockholders’ equity. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. The effect of the transactions gain or loss is included in the caption Other expense, net in the Consolidated Statements of Income. The Company is required to release cumulative translation adjustment (“CTA”) balances into earnings when the Company has substantially liquidated its investment in a foreign entity.

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

The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During 2013, 2012 and 2011, the Company had no hedge ineffectiveness.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company evaluates the terms of the partnership units issued in accordance with the FASB’s Distinguishing Liabilities from Equity guidance. Units which embody an unconditional obligation requiring the Company to redeem the units for cash after a specified or determinable date (or dates) or upon an event that is certain to occur are determined to be mandatorily redeemable under this guidance and are included as Redeemable noncontrolling interest and classified within the mezzanine section between Total liabilities and Stockholders’ equity on the Company’s Consolidated Balance Sheets. Convertible units for which the Company has the option to settle redemption amounts in cash or Common Stock are included in the caption Noncontrolling interest within the equity section on the Company’s Consolidated Balance Sheets.

Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	For the year ended December 31,
	2013	2012	2011
Computation of Basic Earnings Per Share:
Income from continuing operations	$261,683	$210,073	$141,416
Gain on sale of operating properties, net of tax	1,432	4,299	108
Net income attributable to noncontrolling interests	(5,072)	(14,202)	(13,039)
Discontinued operations attributable to noncontrolling interests	(8,301)	3,133	2,799
Preferred stock redemption costs	-	(21,703)	-
Preferred stock dividends	(58,294)	(71,697)	(59,363)
Income from continuing operations available to the common Shareholders	191,448	109,903	71,921
Earnings attributable to unvested restricted shares	(1,360)	(1,221)	(608)
Income from continuing operations attributable to common Shareholders	190,088	108,682	71,313
(Loss)/income from discontinued operations attributable to the Company	(13,461)	62,770	37,767
Net income attributable to the Company’s common shareholders for basic earnings per share	$176,627	$171,452	$109,080

Weighted average common shares outstanding	407,631	405,997	406,530

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.47	$0.27	$0.18
(Loss)/income from discontinued operations	(0.04)	0.15	0.09
Net income	$0.43	$0.42	$0.27
Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$190,088	$108,682	$71,313
(Loss)/income from discontinued operations attributable to the Company	(13,461)	62,770	37,767
Net income attributable to the Company’s common shareholders for diluted earnings per share	$176,627	$171,452	$109,080

Weighted average common shares outstanding – basic	407,631	405,997	406,530
Effect of dilutive securities(a):
Equity awards	983	692	1,139
Shares for diluted earnings per common share	408,614	406,689	407,669

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.47	$0.27	$0.18
(Loss)/income from discontinued operations	(0.04)	0.15	0.09
Net income	$0.43	$0.42	$0.27

(a)    The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 10,950,388, 11,159,160 and 13,304,016, stock options that were not dilutive as of December 31, 2013, 2012 and 2011, respectively.

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

Stock Compensation

The Company maintains two equity participation plans, the Second Amended and Restated 1998 Equity Participation Plan (the “Prior Plan”) and the 2010 Equity Participation Plan (the “2010 Plan”) (collectively, the “Plans”). The Prior Plan provides for a maximum of 47,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options and restricted stock grants. The 2010 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options, restricted stock, performance awards and other awards, plus the number of shares of common stock which are or become available for issuance under the Prior Plan and which are not thereafter issued under the Prior Plan, subject to certain conditions. Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plans generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant. Restricted stock grants generally vest (i) 100% on the fourth or fifth anniversary of the grant, (ii) ratably over three or four years, (iii) over three years at 50% after two years and 50% after the third year or (iv) over ten years at 20% per year commencing after the fifth year. Performance share awards provide a potential to receive shares of restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors. In addition, the Plans provide for the granting of certain options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share based payments to employees, be recognized in the Statement of Income over the service period based on their fair values. Fair value is determined, depending on the type of award, using either the Black-Scholes option pricing formula or the Monte Carlo method, both of which are intended to estimate the fair value of the awards at the grant date (see Footnote 20 for additional disclosure on the assumptions and methodology).

New Accounting Pronouncements

In July 2013, the FASB released ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”). This update requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however retrospective application is permitted. The Company early adopted, on a prospective basis, ASU 2013-11 during 2013. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations (see Footnote 21).

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

In December 2011, the FASB released ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The adoption of ASU 2011-11 did not have a material impact on the Company’s financial statement presentation.

Reclassifications

The Company made certain immaterial reclassifications to the Company’s Consolidated Balance Sheets as of December 31, 2012, to conform to the current year presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.   Real Estate:

The Company’s components of Rental property consist of the following (in thousands):

	December 31,
	2013	2012
Land	$1,989,830	$1,927,800
Undeveloped land	82,269	96,500
Buildings and improvements:
Buildings	4,572,740	4,607,931
Building improvements	1,168,959	1,091,810
Tenant improvements	725,570	708,626
Fixtures and leasehold improvements	61,015	59,690
Other rental property (1)	425,143	357,667
	9,025,526	8,850,024
Accumulated depreciation and amortization	(1,878,681)	(1,745,462)
Total	$7,146,845	$7,104,562

(1)  At December 31, 2013 and 2012, Other rental property (net of accumulated amortization of $252.8 million and $212.9 million, respectively), consisted of intangible assets including (i) $290,838 and $237,166, respectively, of in-place leases, (ii) $21,326 and $21,335, respectively, of tenant relationships, and (iii) $112,979 and $99,166, respectively, of above-market leases.

In addition, at December 31, 2013 and 2012, the Company had intangible liabilities relating to below-market leases from property acquisitions of $181.5 million and $167.2 million, respectively, net of accumulated amortization of $155.7 million and $138.3 million, respectively. These amounts are included in the caption Other liabilities in the Company’s Consolidated Balance Sheets.

The Company’s amortization associated with the above and below market leases for the years ended December 31, 2013, 2012 and 2011 were net increases to revenue of $11.9 million, $14.9 million and $12.0 million, respectively. The estimated net amortization associated with the Company’s above and below market leases for the next five years are as follows (in millions): 2014, $10.5; 2015, $10.8; 2016, $11.0; 2017, $9.7 and 2018, $7.4.

The Company’s amortization expense associated with leases in place and tenant relationships for the years ended December 31, 2013, 2012 and 2011 was $33.2 million, $30.1 million and $26.9 million, respectively. The estimated net amortization associated with the Company’s these intangible assets for the next five years are as follows (in millions): 2014, $18.6; 2015, $15.3; 2016, $12.4; 2017, $10.1 and 2018, $8.2.

3.   Property Acquisitions, Developments and Other Investments:

Operating property acquisitions, ground-up development costs and other investments have been funded principally through the application of proceeds from the Company's public equity and unsecured debt issuances, proceeds from mortgage financings, proceeds from the disposition of properties and availability under the Company’s revolving lines of credit.

Acquisition of Operating Properties –

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the year ended December 31, 2013, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Other	Total	GLA*

Santee Trolley Square (1)	Santee, CA	Jan-13	$26,863	$48,456	$22,681	$98,000	311
Shops at Kildeer (2)	Kildeer, IL	Jan-13	-	32,724	-	32,724	168
Village Commons S.C.	Tallahassee, FL	Jan-13	7,100	-	-	7,100	125
Putty Hill Plaza (3)	Baltimore, MD	Jan-13	4,592	9,115	489	14,196	91
Columbia Crossing II S.C.	Columbia, MD	Jan-13	21,800	-	-	21,800	101
Roseville Plaza Outparcel	Roseville, MN	Jan-13	5,143	-	-	5,143	80
Wilton River Park (4)	Wilton, CT	Mar-13	777	36,000	5,223	42,000	187
Canyon Square (5)	Santa Clarita, CA	Apr-13	1,950	13,800	-	15,750	97
JTS Portfolio (7 properties) (6)	Baton Rouge, LA	Apr-13	-	43,267	11,733	55,000	520
Factoria Mall (7)	Bellevue, WA	May-13	37,283	56,000	37,467	130,750	510
6 Outparcels	Various	Jun-13	13,053	-	-	13,053	97
Highlands Ranch II	Highlands Ranch, CO	July-13	14,600	-	-	14,600	44
Elmsford	Elmsford, NY	Aug-13	23,000	-	-	23,000	143
Northridge	Arvada, CO	Oct-13	8,239	11,511	-	19,750	146
Five Forks Crossing	Liburn, GA	Oct-13	9,825	-	-	9,825	74
Greenwood S.C. Outparcel	Greenwood, IN	Oct-13	4,067	-	-	4,067	30
Clark Portfolio (4 properties)	Clark, NJ	Nov-13	35,553	-	-	35,553	189
Winn Dixie Portfolio (6 properties)	Louisiana & Florida	Dec-13	43,506	-	-	43,506	392
Tomball S.C.	Houston, TX	Dec-13	35,327	-	-	35,327	149
Atascocita S.C.	Humble, TX	Dec-13	38,250	28,250	-	66,500	317
Lawrenceville	Lawrenceville, GA	Dec-13	36,824	-	-	36,824	286
			$367,752	$279,123	$77,593	$724,468	4,057

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

(6)   The Company acquired the remaining interest in a portfolio of office properties from a preferred equity investment in which the Company held a noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a change in control loss of $9.6 million from the fair value adjustment associated with the Company’s original ownership, which is reflected in the purchase price above in Other. The debt assumed in connection with this transaction of $43.3 million was repaid in April 2013 and the properties within the portfolio were later sold during October and November 2013.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the year ended December 31, 2012, the Company acquired the following properties, in separate transactions (in thousands):

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

      The aggregate purchase price of the above 2013 and 2012 property acquisitions have been allocated as follows (in thousands):

	2013	2012
Land	$198,263	$196,219
Buildings	368,478	319,955
Below Market Rents	(25,298)	(40,375)
Above Market Rents	15,758	14,977
In-Place Leases	35,262	31,248
Building Improvements	115,110	99,092
Tenant Improvements	22,196	19,327
Mortgage Fair Value Adjustment	(5,794)	(5,965)
Other Assets	894	-
Other Liabilities	(401)	-
	$724,468	$634,478

Additionally, during the years ended December 31, 2013 and 2012, the Company acquired the remaining interest in four and six previously consolidated joint ventures for $9.4 million and $12.0 million, respectively. The Company continues to consolidate these entities as there was no change in control from these transactions. The purchase of the remaining interests resulted in an aggregate decrease in noncontrolling interest of $0.4 million and $10.4 million for the years ended December 31, 2013 and 2012, respectively and an aggregate decrease of $8.2 million and $0.3 million, after income taxes, to the Company’s Paid-in capital, during 2013 and 2012, respectively.

Ground-Up Development -

The Company is engaged in ground-up development projects, which will be held as long-term investments by the Company. As of December 31, 2013, the Company had in progress a total of three ground-up development projects, consisting of two located in the U.S. and one located in Peru.

       FNC Realty Corporation –

During 2012, the Company acquired an additional 13.62% interest in FNC Realty Corporation (“FNC”) for $15.3 million, which increased the Company’s total ownership interest to 82.7%. During 2013, the Company acquired the remaining ownership interest in FNC of 17.3% for $20.3 million. As a result of this transaction the Company now owns 100% of FNC. The Company had previously and continues to consolidate FNC. Since there was no change in control from these transactions, the purchase of the additional interests resulted in a decrease in noncontrolling interest during 2013 and 2012 of $19.7 million and $15.4 million, respectively, and a decrease of $0.7 million during 2013 and an increase of $0.1 million during 2012 to the Company’s Paid-in capital.

4.    Dispositions of Real Estate:

Operating Real Estate –

During 2013, the Company disposed of 36 operating properties and three out-parcels in separate transactions, for an aggregate sales price of $279.5 million. These transactions, which are included in Discontinued operations in the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $25.4 million and impairment charges of $61.9 million, before income taxes.

Additionally, during 2013, the Company sold eight properties in its Latin American portfolio for an aggregate sales price of $115.4 million. These transactions, which are included in Discontinued operations in the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $23.3 million, before income taxes, and aggregate impairment charges of $26.9 million (including the release of the cumulative foreign currency translation loss of $7.8 million associated with the sale of the Company’s interest in two properties within Brazil, which represents a full liquidation of the Company’s investment in Brazil), before income taxes and noncontrolling interests.

During 2012, the Company disposed of 62 operating properties and two outparcels, in separate transactions, for an aggregate sales price of $418.9 million. These transactions, which are included in Discontinued operations in the Company’s Consolidated Statements of Income, resulted in an aggregate pre-tax gain of $85.9 million and aggregate impairment charges of $22.5 million, before income taxes. The Company provided seller financing in connection with the sale of one of the operating properties for $4.2 million, which bore interest at a rate of 6.0% and matured in November 2013.  The Company evaluated this transaction pursuant to the FASB’s real estate sales guidance and concluded that the criteria for sale recognition were met.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2011, the Company disposed of 27 operating properties, one development property and one outparcel, in separate transactions, for an aggregate sales price of $124.9 million. These transactions, which are included in Discontinued operations in the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $17.3 million and aggregate impairment charges of $16.9 million, before an income tax benefit and noncontrolling interest. The Company provided seller financing aggregating $11.9 million on three of these transactions which bear interest at rates ranging from 5.50% to 8.00% per annum and have maturities ranging from one to seven years. The Company evaluated these transactions pursuant to the FASB’s real estate sales guidance to determine sale and gain recognition.

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

Land Sales –

During 2013, the Company sold nine land parcels for an aggregate sales price of $18.2 million in separate transactions. These transactions resulted in an aggregate gain of $11.5 million, before income taxes expense and noncontrolling interest. The gains from these transactions are recorded as other income, which is included in Other expense, net, in the Company’s Consolidated Statements of Income.

During 2012, the Company disposed of two land parcels and two outparcels for an aggregate sales price of $4.1 million and recognized an aggregate gain of $2.0 million related to these transactions. These gains are recorded as other income, which is included in Other expense, net, in the Company’s Consolidated Statements of Income. The Company provided seller financing in connection with the sale of one of the land parcels for $1.8 million, which bore interest at a rate of 6.5% for the first six months and 7.5% for the remaining term and matured in March 2013.  The Company evaluated this transaction pursuant to the FASB’s real estate sales guidance and concluded that the criteria for sale recognition were met.

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

5.   Discontinued Operations and Assets Held-for-Sale:

The Company reports as discontinued operations assets held-for-sale as of the end of the current period and assets sold during the period. All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under the caption Discontinued operations. This has resulted in certain reclassifications of 2013, 2012 and 2011 financial statement amounts.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The components of Income from discontinued operations for each of the three years in the period ended December 31, 2013, are shown below. These include the results of Income through the date of each respective sale for properties sold during 2013, 2012 and 2011, and the operations for the applicable periods for those assets classified as held-for-sale as of December 31, 2013 (in thousands):

	2013	2012	2011
Discontinued operations:
Revenues from rental property	$44,168	$76,442	$113,508
Rental property expenses	(14,861)	(26,203)	(40,054)
Depreciation and amortization	(10,318)	(25,820)	(32,878)
Provision for doubtful accounts	(847)	(2,243)	(2,904)
Interest income/(expense)	300	(2,882)	(3,672)
Income from other real estate investments	-	13	1,703
Other expense, net	(449)	(922)	(351)
Income from discontinued operating properties, before income taxes	17,993	18,385	35,352
Impairment of property carrying value, before income taxes	(98,815)	(49,280)	(19,698)
Gain on disposition of operating properties, before income taxes	48,731	85,894	17,327
Benefit for income taxes	10,329	10,904	7,585
(Loss)/income from discontinued operating properties	(21,762)	65,903	40,566
Net loss/(income) attributable to noncontrolling interests	8,301	(3,133)	(2,799)
(Loss)/income from discontinued operations attributable to the Company	$(13,461)	$62,770	$37,767

During 2013, the Company classified as held-for-sale 19 operating properties, comprising 1.9 million square feet of GLA.  The aggregate book value of these properties was $178.4 million, net of accumulated depreciation of $19.2 million.   The Company recognized impairment charges of $25.2 million, after income taxes, on eight of these properties. The book value of the other properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized. The Company’s determination of the fair value of these properties, aggregating $158.6 million, was based upon executed contracts of sale with third parties (see Footnote 15).   In addition, the Company completed the sale of 15 held-for-sale operating properties during the year ended December 31, 2013, one of which was classified as held-for-sale during 2012 (these dispositions are included in Footnote 4 above).  At December 31, 2013, the Company had five remaining operating properties classified as held-for-sale at a carrying amount of $70.3 million, net of accumulated depreciation of $8.1 million, which are included in Other assets on the Company’s Consolidated Balance Sheets.

During 2012, the Company classified as held-for-sale 18 operating properties, comprising 2.1 million square feet of GLA.  The book value of these properties was $73.2 million, net of accumulated depreciation of $57.2 million.  The Company recognized impairment charges of $4.2 million on three of these properties. The book value of the other properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized.  The Company’s determination of the fair value of these properties, aggregating $102.0 million, was based upon executed contracts of sale with third parties (see Footnote 15).   In addition, the Company completed the sale of 19 operating properties during the year ended December 31, 2012, of which two were classified as held-for-sale during 2011 (these dispositions are included in Footnote 4 above).  At December 31, 2012, the Company had one operating property classified as held-for-sale at a carrying amount of $3.4 million, net of accumulated depreciation of $6.8 million, which is included in Other assets on the Company’s Consolidated Balance Sheets.

During 2011, the Company classified as held-for-sale seven operating properties comprising 0.2 million square feet of GLA. The book value of each of these properties aggregated $10.0 million, net of accumulated depreciation of $7.3 million. The individual book values of the seven operating properties did not exceed each of their estimated fair values less costs to sell; as such no impairments were recognized. The Company’s determination of the fair value of these properties and land parcel, aggregating $19.7 million, was based upon executed contracts of sale with third parties. The Company completed the sale of five of these operating properties during the year ended December 31, 2011 (these dispositions are included in Footnote 4 above).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6. Impairments:

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

The Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions and/or the property hold period caused the Company to recognize impairment charges for the years ended December 31, 2013, 2012 and 2011 as follows (in millions):

	2013	2012	2011
Impairment of property carrying values * (1)(2)(5)(6)	$76.7	$7.6	$3.1
Investments in other real estate investments* (3)(7)(8)	2.9	2.7	3.3
Marketable securities and other investments* (4)	10.7	-	1.6
Investments in real estate joint ventures* (9)	1.1	-	5.1
Total Impairment charges included in operating expenses	91.4	10.3	13.1
Impairment of property carrying values included in discontinued operations **	98.8	49.3	19.7
Total gross impairment charges	190.2	59.6	32.8
Noncontrolling interests	(10.6)	(0.4)	0.7
Income tax benefit	(22.4)	(10.6)	(4.5)
Total net impairment charges	$157.2	$48.6	$29.0

* See Footnote 15 for additional disclosure on fair value.

**See Footnotes 4 & 5 above for additional disclosure.

(1) During 2013, the Company was in advanced negotiations to sell several operating properties within its Mexico portfolio. Based upon the allocation of the estimated selling prices, the Company determined that the estimated fair values of certain of the properties were below their respective current carrying value. As such, the Company recorded impairment charges of $58.2 million relating to these assets. This amount is subject to change based upon finalization of contract terms, closing costs, additional cash amounts received as earn outs and fluctuations in the Mexican Peso exchange rate (see Footnote 22).

(2) During 2013, the Company recorded $18.5 million, before an income tax benefit of $6.4 million and noncontrolling interests of $1.0 million, in impairment charges primarily related to two land parcels and four operating properties based upon purchase prices or purchase price offers.

(3) Based upon a review of the debt maturity status and the likelihood of foreclosure of the underlying property within one of the Company’s preferred equity investments, the Company believes it will not recover its investment and as such recorded a full impairment of $2.6 million, before an income tax benefit of $1.1 million, on its investment during 2013.

(4) During 2013, the Company reviewed the underlying cause of the decline in value of a cost method investment, as well as the severity and the duration of the decline and determined that the decline was other-than-temporary. Impairment charges were recognized based upon the calculation of an estimated fair value of $4.7 million using a discounted cash flow model.

(5) During 2012, the Company recognized an aggregate impairment charge of $7.6 million, before income tax benefit of $2.9 million, relating to its investment in four land parcels. The estimated aggregate fair value of these properties was based upon purchase price offers.

(6) During 2011, the Company recognized an aggregate impairment charge of $3.1 million, before income tax benefit of $1.1 million, relating to a portion of an operating property and four land parcels. The estimated aggregate fair value of these properties was based upon purchase price offers.

(7) Based upon a review of the debt maturity status and the likelihood of foreclosure of the underlying property within one of the Company’s preferred equity net leased investment, the Company believed it would not recover its investment and as such recorded a full impairment of $2.7 million on its investment during 2012.

(8) During 2011, two properties within two of the Company’s preferred equity investments were in default of their respective mortgages and received foreclosure notices from the respective mortgage lenders. As such, the Company recognized full impairment charges on both of the investments aggregating $2.2 million.

(9) During 2011, the Company exited its investment in a redevelopment joint venture property in Harlem, NY.  As a result, the Company recognized an-other-than-temporary impairment charge of approximately $3.1 million representing the Company’s entire investment balance. Additionally, during 2011, the Company recorded an other-than-temporary impairment of $2.0 million, before income tax benefit, against the carrying value of an investment in which the Company held a 13.4% noncontrolling ownership interest. The Company determined the fair value of its investment based on the estimated sales price of the property in the joint venture.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In addition to the impairment charges above, the Company recognized pretax impairment charges during 2013, 2012 and 2011 of $29.5 million, $11.1 million, and $14.1 million, respectively, relating to certain properties held by various unconsolidated joint ventures in which the Company holds noncontrolling interests. These impairment charges are included in Equity in income of joint ventures, net in the Company’s Consolidated Statements of Income (see Footnote 7).

The Company will continue to assess the value of its assets on an on-going basis. Based on these assessments, the Company may determine that one or more of its assets may be impaired due to a decline in value and would therefore write-down its cost basis accordingly.

7.   Investment and Advances in Real Estate Joint Ventures:

The Company and its subsidiaries have investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The table below presents joint venture investments for which the Company held an ownership interest at December 31, 2013 and 2012 (in millions, except number of properties):

	As of December 31, 2013					As of December 31, 2012
Venture	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2) (11)	15.0%	60	10.6	$2,724.0	$179.7	15.0%	61	10.7	$2,744.9	$170.1
Kimco Income Opportunity Portfolio (“KIR”) (2) (7) (15)	48.6%	57	12.0	1,496.0	163.6	45.0%	58	12.4	1,543.2	140.3
UBS Programs (“UBS”) (2) (8) (14)*	-	-	-	-	1.1	17.9%	40	5.7	1,260.1	58.4
Kimstone (2) (14)	33.3%	39	5.6	1,095.3	100.3	-	-	-	-	-
BIG Shopping Centers (2) (10)*	37.9%	21	3.4	520.1	29.5	37.7%	22	3.6	547.7	31.3
The Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	6	2.4	437.4	144.8	55.0%	6	2.4	436.1	149.5
Kimco Income Fund (2)(6)	39.5%	12	1.5	288.7	50.6	15.2%	12	1.5	287.0	12.3
SEB Immobilien (2)	15.0%	13	1.8	361.9	0.9	15.0%	13	1.8	361.2	1.5
Other Institutional Programs (2) (9)	Various	56	2.1	385.3	16.8	Various	58	2.6	499.2	21.3
RioCan	50.0%	45	9.3	1,314.3	156.3	50.0%	45	9.3	1,379.3	111.0
Intown (3)	-	-	-	-	-	-	138	N/A	841.0	86.9
Latin America (13) (16)	Various	28	3.7	313.2	156.7	Various	131	18.0	1,198.1	334.2
Other Joint Venture Programs (4) (5) (12)	Various	75	11.5	1,548.9	256.7	Various	87	13.2	1,846.7	311.4
Total		412	63.9	$10,485.1	$1,257.0		671	81.2	$12,944.5	$1,428.2

*   Ownership % is a blended rate

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below presents the Company’s share of net income/(loss) for these investments which is included in the Company’s Consolidated Statements of Income under Equity in income of joint ventures, net for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year ended December 31,
	2013	2012	2011
KimPru and KimPru II (11) (21) (22) (23)	$9.1	$7.4	$(1.6)
KIR (15) (24)	25.3	23.4	17.3
UBS Programs (14) (25)	1.8	0.5	(0.8)
Kimstone (14)	3.6	-	-
BIG Shopping Centers (10) (26)	3.0	(3.7)	(2.9)
CPP	5.8	5.3	5.2
Kimco Income Fund	3.3	1.7	1.0
SEB Immobilien	1.1	0.7	-
Other Institutional Programs (19) (27)	1.4	5.0	5.0
RioCan (20)	27.6	30.4	19.7
Intown	1.4	4.0	(1.9)
Latin America (13) (16) (17)	103.1	15.8	12.5
Other Joint Venture Programs (12) (18) (28) (29)	22.2	22.4	10.0
Total	$208.7	$112.9	$63.5

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

(3)

The Company’s share of this investment was subject to fluctuation and dependent upon property cash flows. During June 2013, the Intown portfolio was sold for a sales price of $735.0 million which included the assignment of $609.2 million in debt. This transaction resulted in a deferred gain to the Company of $21.7 million. The Company maintains its guarantee on a portion of the debt ($139.7 million as of December 31, 2013) assumed by the buyer. The guarantee is collateralized by the buyer’s ownership interest in the portfolio. The Company is entitled to a guarantee fee, for the initial term of the loan, which is scheduled to mature in December 2015. The guarantee fee is calculated based upon the difference between LIBOR plus 1.15% and 5.0% per annum multiplied by the outstanding amount of the loan. Additionally, the Company has entered into a commitment to provide financing up to the outstanding amount of the guaranteed portion of the loan for five years past the date of maturity. This commitment can be in the form of extensions with the current lender, loans from a new lender or financing directly from the Company to the buyer. Due to this continued involvement, the Company deferred its gain until such time that the guarantee and commitment expire.

(4)

During the year ended December 31, 2013, the Company amended one of its Canadian preferred equity investment agreements to restructure the investment as a pari passu joint venture in which the Company holds a noncontrolling interest. As a result of this transaction, the Company continues to account for its investment in this joint venture under the equity method of accounting and includes this investment in Investments and advances to real estate joint ventures within the Company’s Consolidated Balance Sheets.

(5)

During the year ended December 31, 2013, two joint ventures in which the Company held noncontrolling interests sold two operating properties to the Company, in separate transactions, for an aggregate sales price of $228.8 million. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance. As such, the Company recognized an aggregate gain of $30.9 million, before income tax, from the fair value adjustment associated with its original ownership due to a change in control and now consolidates these operating properties.

(6)	During the year ended December 31, 2013, the Company purchased an additional 24.24% interest in Kimco Income Fund for $38.3 million.
(7)	During the year ended December 31, 2013, the Company purchased an additional 3.57% interest in KIR for $48.4 million.
(8)

During the year ended December 31, 2013, UBS sold an operating property to the Company for a sales price of $32.7 million, which was equal to the remaining debt balance.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. As such the Company recognized no gain or loss from a change in control and now consolidates this operating property.

(9)

During the year ended December 31, 2013, a joint venture in which the Company held a noncontrolling interest sold an operating property to the Company for a sales price of $14.2 million. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. As such the Company recognized a gain of $0.5 million from the fair value adjustment associated with the Company’s original ownership due to a change in control and now consolidates this operating property.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(10)

During the year ended December 31, 2013, BIG recognized a gain on early extinguishment of debt of $13.7 million related to a property that was foreclosed on by a third party lender. The Company’s share of this gain was $2.4 million.

(11)

During the year ended December 31, 2013, the Company purchased the remaining interest in an operating property for a purchase price of $15.8 million. As a result of this transaction, KimPru recognized an impairment charge of $4.0 million, of which the Company’s share was $0.6 million.

(12)

During the year ended December 31, 2013, joint ventures in which the Company has noncontrolling interests sold six operating properties, in separate transactions, for an aggregate sales price of $132.1 million. In connection with these transactions, the Company recognized its share of the aggregate gains of $6.1 million and aggregate impairment charges of $1.5 million.

(13)

During the year ended December 31, 2013, joint ventures in which the Company held noncontrolling interests sold 20 operating properties located throughout Mexico and Chile for $341.9 million. These transactions resulted in an aggregate net gain to the Company of $22.9 million, after tax, which represents the Company's share.

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

(15)

During the year ended December 31, 2013, KIR sold an operating property in Cincinnati, OH for a sales price of $30.0 million and recognized a gain of $6.1 million. The Company’s share of this gain was $3.0 million.

(16)

During the year ended December 31, 2013, the Company and its joint venture partner sold their noncontrolling ownership interest in a joint venture which held interests in 84 operating properties located throughout Mexico for $603.5 million (including debt of $301.2 million). The Company's share of the net gain of $78.2 million, before income taxes of $25.1 million.

(17)

The Company is currently in advanced negotiations to sell 10 operating properties located throughout Mexico, which are held in unconsolidated joint ventures in which the Company holds noncontrolling interests. Based upon the allocation of the selling price, the Company has recorded its share of impairment charges of $9.4 million on six of these properties.

(18)

During the year ended December 31, 2012, two joint ventures in which the Company holds noncontrolling interests sold two properties, in separate transactions, for an aggregate sales price of $118.0 million.  The Company’s share of the aggregate gain related to these transactions was $8.3 million.

(19)

During the year ended December 31, 2012, a joint venture in which the Company holds a noncontrolling interest sold two encumbered operating properties to the Company for an aggregate sales price of $75.5 million.  As a result of this transaction, the Company recognized promote income of $2.6 million. Additionally, another joint venture in which the Company holds a noncontrolling interest sold an operating property to the Company for a sales price of $127.0 million.  As a result of this transaction, the Company recognized promote income of $1.1 million.

(20)

During the year ended December 31, 2012, the Company recognized income of $7.5 million, before taxes of $1.5 million, from the sale of certain air rights at one of the properties in the RioCan portfolio.

(21)

KimPru recognized impairment charges of $6.5 million related to the sale of two properties and $53.6 million related to the potential foreclosure of two properties during the years ended December 31, 2012 and 2011, respectively. The Company had previously taken other-than-temporary impairment charges on its investment in KimPru and had allocated these impairment charges to the underlying assets of the KimPru joint ventures including a portion to these operating properties. As such, the Company’s share of these impairment charges for the years ended December 31, 2012 and 2011 were $0.8 million and $6.0 million, respectively.

(22)

During 2011, a third party mortgage lender foreclosed on an operating property for which KimPru had previously taken an impairment charge during 2010. As a result of the foreclosure during 2011, KimPru recognized an aggregate gain on early extinguishment of debt of $29.6 million. The Company’s share of this gain was $4.4 million, before income taxes.

(23)

KimPru II recognized impairment charges of $7.3 million for the year ended December 31, 2011, related to the foreclosure of one operating property. The Company had previously taken other-than-temporary impairment charges on its investment in KimPru II and had allocated these impairment charges to the underlying assets of the KimPru II joint ventures including a portion to this operating property. As such, the Company’s share of this impairment charge for the year ended December 31, 2011 was $1.0 million.

(24)

KIR recognized an impairment charge of $4.6 million related to the sale of one operating property for the year ended December 31, 2011. The Company’s share of this impairment charge was $2.1 million for the year ended December 31, 2011.

(25)

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

(26)

During the year ended December 31, 2012, BIG recognized an impairment charge of $9.0 million on a property that was foreclosed upon in 2013. The Company’s share of this impairment charge was $0.9 million.

(27)

During the year ended December 31, 2012, two joint ventures in which the Company has a noncontrolling interest recognized aggregate impairment charges of $6.5 million related to the sale of four operating properties. The Company’s share of these impairment charges was $0.8 million.

(28)

During the year ended December 31, 2012, three joint ventures in which the Company has noncontrolling interests recognized aggregate impairment charges of $12.8 million related to the sale of one operating property, the pending sale of one property and the potential foreclosure of another property. The Company’s share of these impairment charges was $6.4 million.

(29)

During the year ended December 31, 2011, the Company sold its interest in a Canadian hotel portfolio to its partner, for Canadian Dollars (“CAD”) $2.5 million (USD $2.4 million). As a result, the Company recorded its share of an impairment charge of USD $5.2 million, before income taxes.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below presents debt balances within the Company’s joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2013 and 2012 (dollars in millions):

	As of December 31, 2013			As of December 31, 2012
Venture	Mortgages and Notes Payable	Average Interest Rate	Average Remaining Term (months)**	Mortgages and Notes Payable	Average Interest Rate	Average Remaining Term (months)**
KimPru and KimPru II	$923.4	5.53%	35.0	$1,010.2	5.54%	44.5
KIR	889.1	5.05%	75.1	914.6	5.22%	78.6
UBS Programs	-	-	-	691.9	5.40%	39.1
Kimstone	749.9	4.62%	39.3	-	-	-
BIG Shopping Centers	406.5	5.39%	40.1	443.8	5.52%	45.5
CPP	138.6	5.23%	19.0	141.5	5.19%	31.0
Kimco Income Fund	158.0	5.45%	8.7	161.4	5.45%	20.7
SEB Immobilien	243.8	5.11%	43.3	243.8	5.11%	55.3
RioCan	743.7	4.59%	48.0	923.2	5.16%	41.2
Intown	-	-	-	614.4	4.46%	46.1
Other Institutional Programs	272.9	5.32%	31.0	310.5	5.24%	39.0
Other Joint Venture Programs	1,063.1	5.53%	60.6	1,612.2	5.70%	57.8
Total	$5,589.0			$7,067.5

** Average remaining term includes extensions

KIR -

The Company holds a 48.6% noncontrolling limited partnership interest in KIR and has a master management agreement whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties.

The Company’s equity in income from KIR for the year ended December 31, 2013 and 2012, exceeded 10% of the Company’s income from continuing operations before income taxes; as such the Company is providing summarized financial information for KIR as follows (in millions):

	December 31,
	2013	2012
Assets:
Real estate, net	$1,064.2	$1,134.2
Other assets	81.9	87.7
	$1,146.1	$1,221.9
Liabilities and Members’ Capital:
Mortgages payable	$889.1	$914.6
Other liabilities	21.8	26.8
Members’ capital	235.2	280.5
	$1,146.1	$1,221.9

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2013	2012	2011
Revenues from rental property	$198.2	$191.8	$190.0
Operating expenses	(54.2)	(51.3)	(52.5)
Interest expense	(47.8)	(54.0)	(58.8)
Depreciation and amortization	(39.1)	(39.2)	(36.8)
Impairment charges	-	-	(0.3)
Other expense, net	(0.6)	(1.3)	(2.6)
	(141.7)	(145.8)	(151.0)
Income from continuing operations	56.5	46.0	39.0
Discontinued Operations:
Income from discontinued operations	1.5	2.3	(0.1)
Impairment on dispositions of properties	(9.8)	(0.1)	(4.8)
Gain on dispositions of properties	6.1	-	-
Net income	$54.3	$48.2	$34.1

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

The Company’s equity in income from the Riocan Ventures for the year ended December 31, 2012, exceeded 10% of the Company’s income from continuing operations, as such the Company is providing summarized financial information for the RioCan Ventures as follows (in millions):

	December 31,
	2013	2012
Assets:
Real estate, net	$1,106.2	$1,189.9
Other assets	43.8	43.7
	$1,150.0	$1,233.6
Liabilities and Members' Capital:
Mortgages payable	$743.7	$923.2
Other liabilities	13.0	18.1
Members' capital	393.3	292.3
	$1,150.0	$1,233.6

	Year ended December 31,
	2013	2012	2011
Revenues from rental properties	$209.9	$213.3	$209.2

Operating expenses	(76.9)	(78.1)	(73.0)
Interest expense	(40.1)	(51.9)	(57.5)
Depreciation and amortization	(36.0)	(37.3)	(36.8)
Other (expense)/income, net	(1.8)	14.7	(0.2)
	(154.8)	(152.6)	(167.5)
Net income	$55.1	$60.7	$41.7

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Summarized financial information for the Company’s investment and advances in real estate joint ventures (excluding KIR and the RioCan Ventures, which are presented above) is as follows (in millions):

	December 31,
	2013	2012
Assets:
Real estate, net	$6,601.8	$8,523.3
Other assets	390.1	507.7
	$6,991.9	$9,031.0
Liabilities and Partners’/Members’ Capital:
Notes payable	$-	$148.0
Mortgages payable	3,956.2	5,056.5
Construction loans	-	25.1
Other liabilities	102.0	188.5
Noncontrolling interests	19.2	19.1
Partners’/Members’ capital	2,914.5	3,593.8
	$6,991.9	$9,031.0

	Year Ended December 31,
	2013	2012	2011
Revenues from rental property	$935.1	$1,066.8	$1,109.3
Operating expenses	(297.6)	(348.1)	(388.8)
Interest expense	(253.6)	(306.9)	(329.4)
Depreciation and amortization	(242.0)	(277.6)	(322.6)
Impairment charges	(32.3)	(25.9)	(13.5)
Other (expense)/income, net	(14.5)	(11.3)	7.4
	(840.0)	(969.8)	(1046.9)
Income from continuing operations	95.1	97.0	62.4
Discontinued Operations:
Income/(loss) from discontinued operations	12.1	(4.0)	30.6
Impairment on dispositions of properties	(5.0)	(21.1)	(75.7)
Gain/(loss) on dispositions of properties	223.4	94.5	(0.1)
Net income	$325.6	$166.4	$17.2

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling $41.5 million and $21.3 million at December 31, 2013 and 2012, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. Generally, such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE. As of December 31, 2013 and 2012, the Company’s carrying value in these investments is $1.3 billion.

8.   Other Real Estate Investments:

Preferred Equity Capital –

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. As of December 31, 2013, the Company’s net investment under the Preferred Equity program was $236.9 million relating to 483 properties, including 392 net leased properties. For the year ended December 31, 2013, the Company earned $43.0 million from its preferred equity investments, including $20.8 million in profit participation earned from 16 capital transactions. For the year ended December 31, 2012, the Company’s net investment under the Preferred Equity program was $287.8 million relating to 504 properties, including 397 net leased properties. For the year ended December 31, 2012, the Company earned $43.1 million from its preferred equity investments, including $17.6 million in profit participation earned from 21 capital transactions.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2013, the Company amended one of its Canadian preferred equity agreements to restructure its investment, into a pari passu joint venture investment in which the Company holds a noncontrolling interest.  As a result of the amendment, the Company continues to account for this investment under the equity method of accounting and from the date of the amendment will include this investment in Investments and advances to real estate joint ventures within the Company’s Consolidated Balance Sheets.

During 2013, a preferred equity investment in a portfolio of properties was acquired by the Company. As a result of this transaction, the Company now consolidates this investment. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a change in control loss of $9.6 million, from the fair value adjustment associated with the Company’s original ownership. The Company’s estimated fair value relating to the change in control loss was based upon a discounted cash flow model that included all estimated cash inflows and outflows over a specified holding period. The capitalization rate, and discount rate utilized in this model were based upon rates that the Company believes to be within a reasonable range of current market rates.

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

Included in the capital transactions described above for the year ended December 31, 2012, is the sale of three preferred equity investments in which the Company had a $0 investment and recognized promote income of $10.0 million. In connection with this transaction, the Company provided seller financing for $7.5 million, which bore interest at a rate of 7.0% and was paid off in October 2013.  The Company evaluated this transaction pursuant to the FASB’s real estate sales guidance and concluded that the criteria for sale recognition was met.

During 2007, the Company invested $81.7 million of preferred equity capital in an entity which was comprised of 403 net leased properties (“Net Leased Portfolio”) which consisted of 30 master leased pools with each pool leased to individual corporate operators. Each master leased pool is accounted for as a direct financing lease. These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores. As of December 31, 2013, the remaining 392 properties were encumbered by third party loans aggregating $336.0 million with interest rates ranging from 5.08% to 10.47% with a weighted-average interest rate of 9.2% and maturities ranging from one to nine years. The Company recognized $13.2 million, $14.0 million and $12.7 million in equity in income from this investment during the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital. As of December 31, 2013 and 2012, the Company’s invested capital in its preferred equity investments approximated $236.9 million and $287.8 million, respectively.

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2013	2012
Assets:
Real estate, net	$571.7	$824.7
Other assets	676.1	719.1
	$1,247.8	$1,543.8
Liabilities and Partners’/Members’ Capital:
Notes and mortgages payable	$878.1	$1,116.9
Other liabilities	26.1	51.8
Partners’/Members’ capital	343.6	375.1
	$1,247.8	$1,543.8

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2013	2012	2011
Revenues from rental property	$159.5	$195.0	$233.1
Operating expenses	(34.8)	(44.7)	(57.0)
Interest expense	(55.2)	(72.0)	(89.5)
Depreciation and amortization	(24.0)	(33.7)	(43.6)
Impairment charges (a)	-	(2.7)	-
Other expense, net	(7.1)	(8.3)	(6.3)
Income from continuing operations	38.4	33.6	36.7
Discontinued Operations:
Gain on disposition of properties	20.8	17.5	6.2
Net income	$59.2	$51.1	$42.9

(a)	Represents an impairment charge against one master leased pool due to decline in fair market value.

Kimsouth -

Kimsouth Realty Inc. (“Kimsouth”) is a wholly-owned subsidiary of the Company that holds a 13.6% noncontrolling interest in a joint venture which owns a portion of Albertson’s Inc. During the year ended December 31, 2013, the Company funded an aggregate $70.8 million as its participation in a transaction with Supervalu, Inc. (“SVU”) through a consortium led by Cerberus Capital Management, L.P. This investment included a contribution of $22.3 million to acquire 414 Albertsons locations from SVU through the Company’s existing joint venture in Albertsons in which the Company now holds a 13.6% noncontrolling ownership interest. The Company recorded this additional investment in Other real estate investments on the Company’s Consolidated Balance Sheets and will continue to account for its investment in this joint venture under the equity method of accounting. During the year ended December 31, 2013, the Company recorded $16.5 million in equity losses from operations in this joint venture, which is included in Equity in income from other real estate investments, net on the Company’s Consolidated Statements of Income. As such, the Company’s investment in its Albertsons joint venture as of December 31, 2013, was $5.8 million. Also included in this aggregate funding is the Company’s contribution of $14.9 million to fund its 15% noncontrolling investment in NAI Group Holdings Inc., a C-corporation, to acquire four grocery banners (Shaw’s, Jewel-Osco, Acme and Star Market) totaling 456 locations from SVU. The Company recorded this investment in Other assets on the Company’s Consolidated Balance Sheets and will account for this investment under the cost method of accounting. Additionally, as part of this overall funding, the Company acquired 8.2 million shares of SVU common stock for $33.6 million, which is recorded in Marketable securities on the Company’s Consolidated Balance Sheets.

During 2012, the Albertsons joint venture distributed $50.3 million of which the Company received $6.9 million, which was recognized as income from cash received in excess of the Company’s investment, before income tax, and is included in Equity in income from other real estate investments, net on the Company’s Consolidated Statements of Income.

Investment in Retail Store Leases -

The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been sublet to retailers who lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 2013, 2012 and 2011, was $0.9 million, $0.9 million and $0.8 million, respectively. These amounts represent sublease revenues during the years ended December 31, 2013, 2012 and 2011, of $3.6 million, $3.9 million and $5.1 million, respectively, less related expenses of $2.7 million, $3.0 million and $4.3 million, respectively. The Company's future minimum revenues under the terms of all non-cancelable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2014, $3.9 and $2.4; 2015, $3.1 and $2.0; 2016, $2.7 and $1.7; 2017, $2.1 and $1.2; 2018, $1.5 and $0.7, and thereafter, $0.09 and $0.06, respectively.

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

As of December 31, 2013, 19 of these properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by $32.3 million and the remaining 11 properties were encumbered by third-party non-recourse debt of $17.9 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease.

As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease. Accordingly, this obligation has been offset against the related net rental receivable under the lease.

At December 31, 2013 and 2012, the Company’s net investment in the leveraged lease consisted of the following (in millions):

	2013	2012
Remaining net rentals	$15.9	$24.0
Estimated unguaranteed residual value	30.3	30.3
Non-recourse mortgage debt	(16.1)	(19.0)
Unearned and deferred income	(19.9)	(27.6)
Net investment in leveraged lease	$10.2	$7.7

9.  Variable Interest Entities:

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at December 31, 2013, are two entities that are VIEs, for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At December 31, 2013, total assets of these ground-up development VIEs were $88.3 million and total liabilities were $0.1 million. The classification of these assets is primarily within Real estate under development in the Company’s Consolidated Balance Sheets and the classifications of liabilities are primarily within Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating $33.7 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at December 31, 2013, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have a controlling financial interest.

The Company’s investment in this VIE was $18.2 million as of December 31, 2013, which is included in Real estate under development in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $19.6 million, which primarily represents the Company’s current investment and estimated future funding commitments of $1.4 million.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at December 31, 2013, is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to redevelop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as redevelopment costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of December 31, 2013, the Company’s investment in this VIE was a negative $11.1 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $11.1 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of redevelopment will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

10.  Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2013, see Financial Statement Schedule IV included in this annual report on Form 10-K.

The following table reconciles mortgage loans and other financing receivables from January 1, 2011 to December 31, 2013 (in thousands):

	2013	2012	2011
Balance at January 1	$70,704	$102,972	$108,493
Additions:
New mortgage loans	8,527	29,496	14,297
Additions under existing mortgage loans	7,810	895	-
Foreign currency translation	-	1,181	-
Amortization of loan discounts	653	247	247
Deductions:
Loan repayments/foreclosures	(53,640)	(60,740)	(15,803)
Charge off/foreign currency translation	(1,260)	(430)	(863)
Collections of principal	(2,529)	(2,861)	(3,345)
Amortization of loan costs	(22)	(56)	(54)
Balance at December 31	$30,243	$70,704	$102,972

The Company reviews payment status to identify performing versus non-performing loans. As of December 31, 2013, the Company had a total of 16 loans aggregating $30.2 million all of which were identified as performing loans.

During 2013, the Company foreclosed on two non-performing loans, in separate transactions, for an aggregate $25.6 million. As such, the Company acquired 59.24 acres of undeveloped land located in Westbrook, Maine and 427 acres of undeveloped land located in Brantford, Ontario, which was the collateral under each of the respective loans. The carrying values of the mortgage receivables did not exceed the fair values of the underlying collateral upon foreclosure.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11.  Marketable Securities:

The amortized cost and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2013 and 2012, are as follows (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Available-for-sale:
Equity securities	$33,728	$25,995	$59,723
Held-to-maturity:
Debt securities	3,043	59	3,102
Total marketable securities	$36,771	$26,054	$62,825

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Available-for-sale:
Equity securities	$14,205	$19,223	$33,428
Held-to-maturity:
Debt securities	3,113	284	3,397
Total marketable securities	$17,318	$19,507	$36,825

During 2013, 2012 and 2011, the Company received $26.4 million, $0.2 million and $188.0 million in proceeds from the sale/redemption of certain marketable securities, respectively. In connection with these transactions, during 2013, 2012 and 2011 the Company recognized (i) gross realizable gains of $12.1 million, $0.0 million and $0.8 million, respectively, (ii) foreign currency gains of $0.0 million, $0.0 million and $1.6 million, respectively, and (iii) gross realizable losses of $0.0 million, $0.0 million and $0.3 million, respectively.

As of December 31, 2013, the contractual maturities of debt securities classified as held-to-maturity are as follows: after one year through five years, $2.2 million; and after five years through 10 years, $0.8 million. Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

12.  Notes Payable:

As of December 31, 2013 and 2012 the Company’s Notes Payable consisted of the following (dollars in millions):

	Balance at 12/31/13	Interest Rate Range (Low)	Interest Rate Range (High)	Maturity Date Range (Low)	Maturity Date Range (High)
Senior Unsecured Notes	$1,140.9	3.13%	6.88%	Jun-2014	Jun-2023
Medium Term Notes	1,044.6	4.30%	5.78%	Jun-2014	Feb-2018
U.S. Term Loan (d)	400.0	(a)	(a)	Apr-2014	Apr-2014
Canadian Notes Payable	329.5	3.86%	5.99%	Apr-2018	Aug-2020
Credit Facility	194.5	(a)	(a)	Oct-2015	Oct-2015
Mexican Term Loan	76.5	(c)	(c)	Mar-2018	Mar-2018
	$3,186.0

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Balance at 12/31/12	Interest Rate Range (Low)	Interest Rate Range (High)	Maturity Date Range (Low)	Maturity Date Range (High)
Senior Unsecured Notes	$965.9	4.70%	6.88%	Jan-2013	Oct-2019
Medium Term Notes	1,144.6	4.30%	5.78%	Oct-2013	Feb-2018
U.S. Term Loan	400.0	(a)	(a)	Apr-2014	Apr-2014
Canadian Notes Payable	352.4	5.18%	5.99%	Aug-2013	Apr-2018
Credit Facility	249.9	(a)	(a)	Oct-2015	Oct-2015
Mexican Term Loan	76.9	8.58%	8.58%	Mar-2013	Mar-2013
Other Notes Payable	2.4	(b)	(b)	Jan-2013	Sept-2013
	$3,192.1

(a)     Interest rate is equal to LIBOR + 1.05% (1.22% and 1.26% at December 31, 2013 and 2012, respectively).

(b)     Interest rate is equal to LIBOR + 3.50% (5.50% at December 31, 2012).

(c)     Interest rate is equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35% (5.15% at December 31, 2013).

(d)     During January 2014, the Company exercised its one-year extension option to extend the maturity date to April 17, 2015.

The weighted-average interest rate for all unsecured notes payable is 4.37% as of December 31, 2013. The scheduled maturities of all unsecured notes payable as of December 31, 2013, were as follows (in millions): 2014, $694.7; 2015, $544.5; 2016, $300.0; 2017, $290.9; 2018, $517.7 and thereafter, $838.2.

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

Interest on the Company’s fixed-rate senior unsecured notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

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

During the years ended December 31, 2013 and 2012, the Company repaid the following notes (dollars in millions):

Type	Date Issued	Amount Repaid	Interest Rate	Maturity Date	Date Paid
MTN	Oct-03	$100.0	5.19%	Oct-13	Oct-13
Senior Note	Oct-06	$75.0	4.70%	Jun-13	Jun-13
Senior Note	Oct-06	$100.0	6.125%	Jan-13	Jan-13
Senior Note	Nov-02	$198.9	6.00%	Nov-12	Nov-12
MTN	July-02	$17.0	5.98%	July-12	July-12

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Credit Facility –

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension option. This credit facility, provides funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at LIBOR plus 1.05% and fluctuates in accordance with changes in the Company’s senior debt ratings and has a facility fee of 0.20% per annum. As part of this Credit Facility, the Company has a competitive bid option whereby the Company could auction up to $875.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread. In addition, as part of the Credit Facility, the Company has a $500.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of December 31, 2013, the Credit Facility had a balance of $194.5 million outstanding and $3.3 million appropriated for letters of credit.

      U.S. Term Loan -

The Company has a $400.0 million unsecured term loan with a consortium of banks, which accrues interest at LIBOR plus 105 basis points. The term loan is scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017. Proceeds from this term loan were used for general corporate purposes including the repayment of maturing debt amounts. Pursuant to the terms of the Credit Agreement, the Company, among other things is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios.  During January 2014, the Company exercised the first of its one-year extension options to extend the maturity date to April 17, 2015.

 Mexican Term Loan -

During March 2013, the Company entered into a new five year 1.0 billion Mexican peso term loan which is scheduled to mature in March 2018. This term loan bears interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35% (5.15% as of December 31, 2013). The Company has the option to swap this rate to a fixed rate at any time during the term of the loan.  The Company used these proceeds to repay its 1.0 billion MXN term loan, which matured in March 2013 and bore interest at a fixed rate of 8.58%. As of December 31, 2013, the outstanding balance on this new term loan was MXN 1.0 billion (USD $76.5 million).

13.  Mortgages Payable:

During 2013, the Company (i) assumed $284.9 million of individual non-recourse mortgage debt relating to the acquisition of nine operating properties, including an increase of $5.8 million associated with fair value debt adjustments, (ii) paid off $256.3 million of mortgage debt that encumbered 14 properties and (iii) obtained $36.0 million of individual non-recourse debt relating to three operating properties.

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

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest, which mature at various dates through 2035. Interest rates range from LIBOR (0.14% as of December 31, 2013) to 9.75% (weighted-average interest rate of 5.88% as of December 31, 2013). The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of $10.7 million, as of December 31, 2013, were as follows (in millions): 2014, $143.5; 2015, $176.2; 2016, $291.2; 2017, $178.0; 2018, $54.9 and thereafter, $180.9.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

14.  Noncontrolling Interests:

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

The following Units have been redeemed for cash as of December 31, 2013:

Type	Units Redeemed	Par Value Redeemed (in millions)
Preferred A Units	2,200,000	$2.2
Class A Preferred Units	2,000	$20.0
Class B-1 Preferred Units	2,438	$24.4
Class B-2 Preferred Units	5,576	$55.8
Class C DownReit Units	61,804	$1.9

Noncontrolling interest relating to the remaining units was $111.4 million and $110.8 million as of December 31, 2013 and 2012, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company owns two shopping center properties located in Bay Shore, NY and Centereach, NY. Included in Noncontrolling interests was $41.6 million, including a discount of $0.3 million and a fair market value adjustment of $3.8 million, in redeemable units, issued by the Company in connection with the acquisition of these properties. These units and related annual cash distribution rates consist of the following:

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

During 2012, all 13,963 Class A Units were redeemed by the holder in cash. Additionally, during 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed by the holder in cash at the option of the Company. As of December 31, 2013 and 2012, noncontrolling interest relating to the units was $26.4 million.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Balance at January 1,	$81,076	$95,074
Issuance of redeemable units (1)	5,223	-
Unit redemptions	-	(13,998)
Fair market value adjustment, net	(225)	-
Other	79	-
Balance at December 31,	$86,153	$81,076

(1)

During the year ended December 31, 2013, the Company issued 5,223 units at $5.2 million of redeemable units, which are redeemable at the option of the holder after one year and earn a yield of 6% per annum.

15.  Fair Value Disclosure of Financial Instruments:

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s estimation based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values, except those listed below, for which fair values are disclosed. The fair values for marketable securities are based on published or securities dealers’ estimated market values. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,
	2013		2012
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Marketable Securities (1)	$62,766	$62,824	$36,541	$36,825
Notes Payable (2)	$3,186,047	$3,333,614	$3,192,127	$3,408,632
Mortgages Payable (3)	$1,035,354	$1,083,801	$1,003,190	$1,068,616

(1) As of December 31, 2013, $59.7 million of these assets’ estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $3.1 million were classified within Level 3 of the fair value hierarchy.

(2) The Company determined that its valuation of these Notes payable was classified within Level 2 of the fair value hierarchy.

(3) The Company determined that its valuation of these liabilities was classified within Level 3 of the fair value hierarchy.

The Company has available for sale securities that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

The Company from time to time has used interest rate swaps to manage its interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  Based on these inputs, the Company has determined that interest rate swap valuations are classified within Level 2 of the fair value hierarchy. The Company did not have any interest rate swaps as of December 31, 2013.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Assets measured at fair value on a recurring basis at December 31, 2013 and 2012 (in thousands):

	Balance at December 31, 2013	Level 1	Level 2	Level 3

Marketable equity securities	$59,723	$59,723	$-	$-

	Balance at December 31, 2012	Level 1	Level 2	Level 3

Marketable equity securities	$33,428	$33,428	$-	$-

Assets measured at fair value on a non-recurring basis at December 31, 2013 and 2012 are as follows (in thousands):

	Balance at December 31, 2013	Level 1	Level 2	Level 3

Real estate	$217,529	$-	$-	$217,529
Joint venture investments	$59,693	$-	$-	$59,693
Other real estate investments	$2,050	$-	$-	$2,050
Cost method investment	$4,670	$-	$-	$4,670

	Balance at December 31, 2012	Level 1	Level 2	Level 3

Real estate	$52,505	$-	$-	$52,505

During the year ended December 31, 2013, the Company recognized impairment charges of $190.2 million, of which $98.8 million, before income taxes, is included in discontinued operations. These impairment charges consist of (i) $175.6 million related to adjustments to property carrying values, (ii) $10.4 million related to a cost method investment, (iii) $1.0 million related to certain joint venture investments and (iv) $3.2 million related to a preferred equity investment. During the year ended December 31, 2012, the Company recognized impairment charges related to adjustments to property carrying values of $59.6 million, of which $49.3 million, before income taxes and noncontrolling interests, is included in discontinued operations.

The Company’s estimated fair values for the year ended December 31, 2013, were primarily based upon (i) estimated sales prices from third party offers based on signed contracts relating to property carrying values and joint venture investments and (ii) a discounted cash flow model relating to the Company’s cost method investment. The Company does not have access to the unobservable inputs used by the third parties to determine these estimated fair values.  The discounted cash flows model includes all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and expectations for growth. The capitalization rate of 6.0% and discount rate of 9.5% which were utilized in this model were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective investments.

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

16.  Preferred Stock, Common Stock and Convertible Unit Transactions –

Preferred Stock –

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share information and par values):

As of December 31, 2013 and 2012
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

Voting Rights - The Class H Preferred Stock, Class I Preferred Stock, Class J Preferred Stock and Class K Preferred Stock rank pari passu as to voting rights, priority for receiving dividends and liquidation preference as set forth below.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Common Stock –

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These share repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The Company did not repurchase any shares during the year ended December 31, 2013. During the year ended December 31, 2012, the Company repurchased 1,635,823 shares of the Company’s common stock for $30.9 million, of which $22.6 million was provided to the Company from stock options exercised.

Convertible Units –

The Company has various types of convertible units that were issued in connection with the purchase of operating properties (see footnote 14). The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2013, is $33.2 million. The Company has the option to settle such redemption in cash or shares of the Company’s common stock. If the Company exercised its right to settle in Common Stock, the unit holders would receive 1.6 million shares of Common Stock.

17.  Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Acquisition of real estate interests by assumption of mortgage debt	$76,477	$179,198	$117,912
Acquisition of real estate interests through foreclosure	$24,322	$-	$-
Acquisition of real estate interests by issuance of redeemable units	$3,985	$-	$-
Acquisition of real estate interests through proceeds held in escrow	$42,892	$-	$-
Disposition of real estate interest by assignment of mortgage debt	$-	$17,083	$-
Disposition of real estate through the issuance of unsecured obligation	$3,513	$13,475	$14,297
Issuance of common stock	$9,213	$18,115	$4,941
Surrender of common stock	$(3,891)	$(2,073)	$(596)
Declaration of dividends paid in succeeding period	$104,496	$96,518	$92,159
Consolidation of Joint Ventures:
Increase in real estate and other assets	$228,200	$-	$-
Increase in mortgage payable	$206,489	$-	$-

18.  Transactions with Related Parties:

The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. Reference is made to Footnotes 3, 4, 7 and 19 for additional information regarding transactions with related parties.

Ripco Real Estate Corp. (“Ripco”) business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohls and many others, providing real estate brokerage services and principal real estate investing. Mr. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Mr. Milton Cooper, Executive Chairman of the Board of Directors of the Company. During 2013, 2012 and 2011, the Company paid brokerage commissions of $0.6 million, $0.8 million and $0.5 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company. The Company believes that the brokerage commissions paid were at or below the customary rates for such leasing services.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Additionally, the Company held joint venture investments with Ripco in which the Company and Ripco each held 50% noncontrolling interests. The Company accounted for its investment in these joint ventures under the equity method of accounting. During 2013, the one remaining joint venture investment with Ripco sold its only operating property for a sales price of $3.5 million, which was encumbered by a $2.8 million loan, which was guaranteed by the Company. As a result of this transaction the loan was fully repaid and the Company was relieved of the corresponding debt guarantee on the loan. As such, as of December 31, 2013 the Company no longer held any joint venture investments with Ripco.

19.  Commitments and Contingencies:

Operations -

The Company and its subsidiaries are primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2095. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised 97% of total revenues from rental property for each of the three years ended December 31, 2013, 2012 and 2011.

The future minimum revenues from rental property under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2014, $704.8; 2015, $649.6; 2016, $570.2; 2017, $483.0; 2018, $390.5 and thereafter; $1,913.9.

Base rental revenues from rental property are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis before allowances for the years ended December 31, 2013, 2012 and 2011 was $4.8 million, $6.2 million and $8.1 million, respectively.

Minimum rental payments under the terms of all non-cancelable operating leases pertaining to the Company’s shopping center portfolio for future years are as follows (in millions): 2014, $12.3; 2015, $11.3; 2016, $10.4; 2017, $9.9; 2018, $8.8 and thereafter, $164.4.

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

Guarantees –

On a select basis, the Company had provided guarantees on interest bearing debt held within real estate joint. The Company is often provided with a back-stop guarantee from its partners. The Company had the following outstanding guarantees as of December 31, 2013 (amounts in millions):

Name of Joint Venture	Amount of Guarantee	Interest rate			Maturity, with extensions	Terms	Type of debt

InTown Suites Management, Inc.	$139.7	LIBOR	plus	1.15%	2015	(1)	Unsecured credit facility

Victoriaville	$2.3		3.92%		2020	Jointly and severally with partner	Promissory note

(1)    During June 2013, the Company sold its unconsolidated investment in the InTown portfolio for a sales price of $735.0 million which included the assignment of $609.2 million in debt. This transaction resulted in a deferred gain to the Company of $21.7 million. The Company continues to maintain its guarantee of a portion of the debt assumed by the buyer ($139.7 million as of December 31, 2013). The guarantee is collateralized by the buyer’s ownership interest in the portfolio. Additionally, the Company has entered into a commitment to provide financing up to the outstanding amount of the guaranteed portion of the loan for five years past the date of maturity. This commitment can be in the form of extensions with the current lender or a new lender or financing directly from the Company to the buyer.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company evaluated these guarantees in connection with the provisions of the FASB’s Guarantees guidance and determined that the impact did not have a material effect on the Company’s financial position or results of operations.

Letters of Credit -

The Company has issued letters of credit in connection with the completion and repayment guarantees for loans encumbering certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2013, these letters of credit aggregated $31.9 million.

Other -

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2013, there were $21.1 million in performance and surety bonds outstanding.

On January 28, 2013, the Company received a subpoena from the Enforcement Division of the SEC in connection with an investigation, In the Matter of Wal-Mart Stores, Inc. (FW-3678), that the SEC Staff is currently conducting with respect to possible violations of the Foreign Corrupt Practices Act. The Company is cooperating fully with the SEC in this matter. The Company has also been notified that the U.S. Department of Justice (“DOJ”) is conducting a parallel investigation, and the Company expects that it will cooperate with the DOJ investigation. At this point, we are unable to predict the duration, scope or result of the SEC or DOJ investigation.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company as of December 31, 2013.

20.  Incentive Plans:

The Company accounts for equity awards in accordance with FASB’s Compensation – Stock Compensation guidance which requires that all share based payments to employees, including grants of employee stock options, restricted stock and performance shares, be recognized in the Statement of Income over the service period based on their fair values. Fair value is determined, depending on the type of award, using either the Black-Scholes option pricing formula or the Monte Carlo method for performance shares, both of which are intended to estimate the fair value of the awards at the grant date. Fair value of restricted shares is calculated based on the price on the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula.  The assumption for expected volatility has a significant effect on the grant date fair value.  Volatility is determined based on the historical equity of common stock for the most recent historical period equal to the expected term of the options plus an implied volatility measure.  The expected term is determined using the simplified method due to the lack of exercise and cancelation history for the current vesting terms. The more significant assumptions underlying the determination of fair values for options granted during 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted average fair value of options granted	$5.04	$4.52	$4.39
Weighted average risk-free interest rates	1.46%	1.04%	2.02%
Weighted average expected option lives (in years)	6.25	6.25	6.25
Weighted average expected volatility	35.95%	37.53%	36.82%
Weighted average expected dividend yield	3.85%	3.94%	3.98%

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Information with respect to stock options under the Plan for the years ended December 31, 2013, 2012, and 2011 are as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2011	17,115,789	$28.32	$18.0
Exercised	(444,368)	$14.71
Granted	1,888,017	$18.77
Expired	(655,748)	$16.40
Forfeited	(793,098)	$23.74
Options outstanding, December 31, 2011	17,110,592	$28.14	$8.0
Exercised	(1,495,432)	$19.84
Granted	1,522,450	$18.78
Forfeited	(579,613)	$28.73
Options outstanding, December 31, 2012	16,557,997	$28.42	$14.9
Exercised	(1,636,300)	$23.15
Granted	1,354,250	$21.55
Forfeited	(901,802)	$31.38
Options outstanding, December 31, 2013	15,374,145	$28.79	$13.1
Options exercisable (fully vested)-
December 31, 2011	12,459,598	$30.77	$3.9
December 31, 2012	12,830,255	$31.57	$7.7
December 31, 2013	12,039,439	$31.24	$8.2

The exercise prices for options outstanding as of December 31, 2013, range from $11.54 to $53.14 per share. The Company estimates forfeitures based on historical data. The weighted-average remaining contractual life for options outstanding as of December 31, 2013, was 4.4 years. The weighted-average remaining contractual term of options currently exercisable as of December 31, 2013, was 5.6 years. Options to purchase 8,049,534, 8,871,495 and 5,776,270, shares of the Company’s common stock were available for issuance under the Plan at December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company had 3,334,706 options expected to vest, with a weighted-average exercise price per share of $19.50 and an aggregate intrinsic value of $1.9 million.

Cash received from options exercised under the Plan was $30.2 million, $22.6 million and $6.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised during 2013, 2012 and 2011, was $7.6 million, $7.0 million, and $1.5 million, respectively.

As of December 31, 2013, 2012 and 2011, the Company had restricted shares outstanding of 1,591,082, 1,562,912 and 832,726, respectively.

The Company recognized expense associated with its equity awards of $18.9 million, $17.9 million and $16.9 million, for the years ended December 31, 2013, 2012 and 2011, respectively.  As of December 31, 2013, the Company had $28.6 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of 3.5 years.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  The Company did not repurchase shares during 2013. During 2012, the Company repurchased 1.6 million shares of the Company’s common stock for $30.9 million, of which $22.6 million was provided to the Company from options exercised. During 2011, the Company repurchased 333,998 shares of the Company’s common stock for $6.0 million, of which $4.9 million was provided to the Company from options exercised.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation (capped at $250,000), is fully vested and funded as of December 31, 2013. The Company’s contributions to the plan were $2.1 million, $2.1 million, and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company recognized severance costs associated with employee terminations during the years ended December 31, 2013, 2012 and 2011 of $4.3 million, $5.8 million and $1.7 million, respectively. The 2012 expense includes $2.5 million of severance costs related to the departure of an executive officer during January 2012.

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

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
	(Estimated)	(Actual)	(Actual)
GAAP net income attributable to the Company	$236,281	$266,073	$169,051
Less: GAAP net income of taxable REIT subsidiaries	(5,950)	(5,249)	(19,572)
GAAP net income from REIT operations (a)	230,331	260,824	149,479
Net book depreciation in excess of tax depreciation	31,678	37,492	30,603
Deferred/prepaid/above and below market rents, net	(11,731)	(16,050)	(16,463)
Book/tax differences from non-qualified stock options	(255)	1,774	9,879
Book/tax differences from investments in real estate joint ventures	42,724	44,886	52,564
Book/tax difference on sale of property	(48,296)	(77,853)	1,811
Foreign income tax from Mexico capital gains	(42,641)	-	-
Book adjustment to property carrying values and marketable equity securities	87,218	2,656	8,721
Taxable currency exchange (loss)/gain, net	(27,155)	(2,620)	6,502
Book/tax differences on capitalized costs	4,616	(7,205)	3,228
Dividends from taxable REIT subsidiaries	698	2,304	15,969
Other book/tax differences, net	(4,544)	(3,416)	1,016
Adjusted REIT taxable income	$262,643	$242,792	$263,309

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Cash Dividends Paid and Dividends Paid Deductions (in thousands):

For the years ended December 31, 2013, 2012 and 2011 cash dividends paid exceeded the dividends paid deduction and amounted to $400,354, $382,722, and $353,764, respectively.

Characterization of Distributions:

The following characterizes distributions paid for the years ended December 31, 2013, 2012 and 2011, (in thousands):

	2013		2012		2011
Preferred F Dividends
Ordinary income	$-	-%	$9,116	94%	$11,638	100%
Capital gain	-	-%	582	6%	-	-%
	$-	-%	$9,698	100%	$11,638	100%
Preferred G Dividends
Ordinary income	$-	-%	$33,046	94%	$35,650	100%
Capital gain	-	-%	2,109	6%	-	-%
	$-	-%	$35,155	100%	$35,650	100%
Preferred H Dividends
Ordinary income	$8,694	72%	$11,351	94%	$13,584	100%
Capital gain	3,381	28%	725	6%	-	-%
	$12,075	100%	$12,076	100%	$13,584	100%
Preferred I Dividends
Ordinary income	$17,280	72%	$12,847	94%	$-	-%
Capital gain	6,720	28%	820	6%	-	-%
	$24,000	100%	$13,667	100%	$-	-%
Preferred J Dividends
Ordinary income	$8,910	72%	$2,585	94%	$-	-%
Capital gain	3,465	28%	165	6%	-	-%
	$12,375	100%	$2,750	100%	$-	-%
Preferred K Dividends
Ordinary income	$6,064	72%	$-	-%	$-	-%
Capital gain	2,358	28%	-	-%	-	-%
	$8,422	100%	$-	-%	$-	-%
Common Dividends
Ordinary income	$158,001	46%	$222,751	72%	$208,832	71%
Capital Gain	61,827	18%	15,469	5%	-	-%
Return of capital	123,654	36%	71,156	23%	84,060	29%
	$343,482	100%	$309,376	100%	$292,892	100%
Total dividends distributed	$400,354		$382,722		$353,764

Taxable REIT Subsidiaries (“TRS”) and Taxable Entities:

The Company is subject to federal, state and local income taxes on income reported through its TRS activities, which include wholly owned subsidiaries of the Company. The Company’s TRS consists of Kimco Realty Services ("KRS"), which due to a merger on April 1, 2013 includes FNC Realty Corporation (“FNC”), and the consolidated entity, Blue Ridge Real Estate Company/Big Boulder Corporation.  On April 2, 2013, the Company contributed its interest in FNC to KRS and KRS acquired all of the outstanding stock of FNC in a reverse cash merger. The Company is also subject to local non-U.S. taxes on certain investments located outside the U.S.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Dividends paid to the Company from its subsidiaries and joint ventures in Canada, Mexico and Brazil are generally not subject to withholding taxes under the applicable tax treaty with the United States. Chile and Peru impose a 10% and 4.1% withholding tax, respectively, on dividend distributions.  Although Brazil levies a 0.38% transaction tax on return of capital distributions, the Company as of December 31, 2013 no longer owns assets located in Brazil.  During 2013, less than $0.1 million of withholding and transaction taxes were withheld from distributions related to foreign activities.

Income taxes have been provided for on the asset and liability method as required by the FASB’s Income Tax guidance. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities.

The Company’s pre-tax book income/(loss) and (provision)/benefit for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2013, 2012, and 2011, are summarized as follows (in thousands):

	2013	2012	2011
Income/(loss) before income taxes – U.S.	$(4,849)	$8,390	$36,077
(Provision)/benefit for income taxes, net:
Federal :
Current	(1,647)	(503)	(2,463)
Deferred	9,725	(535)	(10,635)
Federal tax (provision)/benefit	8,078	(1,038)	(13,098)
State and local:
Current	1,159	(1,543)	(1,343)
Deferred	1,562	(560)	(2,064)
State tax (provision)/benefit	2,721	(2,103)	(3,407)
Total tax (provision)/benefit – U.S.	10,799	(3,141)	(16,505)
Net income from U.S. taxable REIT subsidiaries	$5,950	$5,249	$19,572

Income before taxes – Non-U.S.	$188,215	$33,842	$63,154
(Provision)/benefit for Non-U.S. income taxes:
Current	$(30,102)	$5,790	$(4,484)
Deferred	2,045	1,239	2,784
Non-U.S. tax provision	$(28,057)	$7,029	$(1,700)

The Company’s deferred tax assets and liabilities at December 31, 2013 and 2012, were as follows (in thousands):

	2013	2012
Deferred tax assets:
Tax/GAAP basis differences	$50,133	$68,623
Net operating losses	72,716	43,483
Related party deferred losses	6,214	6,214
Tax credit carryforwards	3,773	3,815
Capital loss carryforwards	3,867	647
Charitable contribution carryforwards	-	3
Non-U.S. tax/GAAP basis differences	50,920	62,548
Valuation allowance – U.S.	(25,045)	(33,783)
Valuation allowance – Non-U.S.	(38,667)	(38,129)
Total deferred tax assets	123,911	113,421
Deferred tax liabilities – U.S.	(21,302)	(9,933)
Deferred tax liabilities – Non-U.S.	(11,367)	(13,263)
Net deferred tax assets	$91,242	$90,225

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2013, the Company had net deferred tax assets of $91.2 million comprised of (i) $28.8 million relating to the difference between the basis of accounting for federal and state income tax reporting and GAAP reporting for real estate assets, joint ventures, and other investments, net of $21.3 million of deferred tax liabilities, (ii) $30.1 million and $17.5 million for the tax effect of net operating loss carryovers within KRS and FNC, respectively, net of a valuation allowance within FNC of $25.0 million, (iii) $6.2 million for losses deferred for federal and state income tax purposes for transactions with related parties, (iv) $3.8 million for tax credit carryovers, (v) $3.9 million for capital loss carryovers, and (vi) $0.9 million of deferred tax assets related to its investments in Canada and Latin America, net of a valuation allowance of $38.7 million and deferred tax liabilities of $11.4 million. General business tax credit carryovers of $2.5 million within KRS expire during taxable years from 2027 through 2032, and alternative minimum tax credit carryovers of $1.3 million do not expire.

The major differences between GAAP basis of accounting and the basis of accounting used for federal and state income tax reporting consist of impairment charges recorded for GAAP, but not recognized for tax purposes, depreciation and amortization, rental revenue recognized on the straight line method for GAAP, reserves for doubtful accounts, and the period in which certain gains were recognized for tax purposes, but not yet recognized under GAAP. The Company had foreign net deferred tax assets of $0.9 million, related to its operations in Canada and Latin America, which consists primarily of differences between the GAAP book basis and the basis of accounting applicable to the jurisdictions in which the Company is subject to tax.

Deferred tax assets and deferred tax liabilities are included in the caption Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012. Operating losses and the valuation allowance are related primarily to the Company’s consolidation of its taxable REIT subsidiaries for accounting and reporting purposes. For the year ended December 31, 2013, KRS produced $72.6 million of net operating loss carryovers, which expire from 2030 to 2033. For the year ended December 31, 2012, KRS produced $9.5 million of taxable income and utilized $9.5 million of its $22.1 million net operating loss carryovers. At December 31, 2013 and 2012, FNC had $106.3 million and $101.3 million, respectively, of net operating loss carryovers that expire from 2021 through 2023.

During 2013, the Company determined that a reduction of $8.7 million of the valuation allowance against FNC’s deferred tax assets was deemed appropriate based on expected future taxable income. The Company maintained a valuation allowance of $25.0 million within FNC to reduce the deferred tax asset of $42.5 million related to net operating loss carryovers to the amount the Company determined is more likely than not realizable. The Company analyzed projected taxable income and the expected utilization of FNC’s remaining net operating loss carryovers and determined a partial valuation allowance was appropriate.

The Company’s investments in Latin America are made through individual entities which are subject to local taxes. The Company assesses each entity to determine if deferred tax assets are more likely than not realizable. This assessment primarily includes an analysis of cumulative earnings and the determination of future earnings to the extent necessary to fully realize the individual deferred tax asset. Based on this analysis the Company has determined that a full valuation allowance is required for entities which have a three-year cumulative book loss and for which future earnings are not readily determinable. In addition, the Company has determined that no valuation allowance is needed for entities that have three-years of cumulative book income and future earnings are anticipated to be sufficient to more likely than not realize their deferred tax assets. At December 31, 2013, the Company had total deferred tax assets of $43.7 million relating to its Latin American investments with an aggregate valuation allowance of $38.7 million.

The Company’s deferred tax assets in Canada result principally from depreciation deducted under GAAP that exceed capital cost allowances claimed under Canadian tax rules. The deferred tax asset will naturally reverse upon disposition as tax basis will be greater than the basis of the assets under generally accepted accounting principles.

As of December 31, 2013, the Company determined that no valuation allowance was needed against a $71.7 million net deferred tax asset within KRS. The Company based its determination on an analysis of both positive evidence and negative evidence using its judgment as to the relative weight of each. The Company believes, when evaluating KRS’s deferred tax assets, special consideration should be given to the unique relationship between the Company as a REIT and KRS as a taxable REIT subsidiary. This relationship exists primarily to protect the REIT’s qualification under the Code by permitting, within certain limits, the REIT to engage in certain business activities in which the REIT cannot directly participate. As such, the REIT controls which and when investments are held in, or distributed or sold from, KRS. This relationship distinguishes a REIT and taxable REIT subsidiary from an enterprise that operates as a single, consolidated corporate taxpayer. The Company will continue through this structure to operate certain business activities in KRS.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s analysis of KRS’s ability to utilize its deferred tax assets includes an estimate of future projected income. To determine future projected income, the Company scheduled KRS’s pre-tax book income and taxable income over a twenty year period taking into account its continuing operations (“Core Earnings”). Core Earnings consist of estimated net operating income for properties currently in service and generating rental income. Major lease turnover is not expected in these properties as these properties were generally constructed and leased within the past six years. The Company also included known future events in its projected income forecast. In addition, the Company can employ additional strategies to realize KRS’s deferred tax assets including transferring its property management business or selling certain built-in gain assets.

The Company’s projection of KRS’s future taxable income over twenty years, utilizing the assumptions above with respect to Core Earnings, net of related expenses, generates sufficient taxable income to absorb a reversal of the Company's deductible temporary differences, including net operating loss carryovers. Based on this analysis, the Company concluded it is more likely than not that KRS’s net deferred tax asset of $71.7 million (excluding net deferred tax assets of FNC discussed above) will be realized and therefore, no valuation allowance is needed at December 31, 2013. If future income projections do not occur as forecasted or the Company incurs additional impairment losses in excess of the amount Core Earnings can absorb, the Company will reconsider the need for a valuation allowance.

Provision/(benefit) differ from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes were as follows (in thousands):

	2013	2012	2011
Federal (benefit)/provision at statutory tax rate (35%)	$(1,697)	$2,936	$12,627
State and local (benefit)/provision, net of federal benefit	(205)	230	1,683
Acquisition of FNC	(9,126)	-	-
Other	229	(25)	2,195
Total tax (benefit)/provision – U.S.	$(10,799)	$3,141	$16,505

Uncertain Tax Positions:

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico.  The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities.  The Company is currently under audit by the Canadian Revenue Agency, Mexican Tax Authority and the U.S. Internal Revenue Service (“IRS”).  In October 2011, the IRS issued a notice of proposed adjustment, which proposes pursuant to Section 482 of the Code, to disallow a capital loss claimed by KRS on the disposition of common shares of Valad Property Ltd., an Australian publicly listed company.  Because the adjustment is being made pursuant to Section 482 of the Code, the IRS may assert a 100 percent “penalty” tax pursuant to Section 857(b)(7) of the Code in lieu of disallowing the capital loss deduction. The notice of proposed adjustment indicates the IRS’ intention to impose the 100 percent “penalty” tax on the Company in the amount of $40.9 million and disallowing the capital loss claimed by KRS.  The Company strongly disagrees with the IRS’ position on the application of Section 482 of the Code to the disposition of the shares, the imposition of the 100 percent “penalty” tax and the simultaneous assertion of the penalty tax and disallowance of the capital loss deduction. The Company received a Notice of Proposed Assessment and filed a written protest and requested an IRS Appeals Office conference, which has yet to be scheduled.  The Company intends to vigorously defend its position in this matter and believes it will prevail.

Resolutions of these audits are not expected to have a material effect on the Company’s financial statements. As was discussed in Footnote 1 regarding new accounting pronouncements, the Company early adopted ASU 2013-11 prospectively and reclassified a portion of its reserve for uncertain tax positions. The reserve for uncertain tax positions included amounts related to the Company’s Canadian operations. The Company has unrecognized tax benefits reported as deferred tax assets and are available to settle adjustments made with respect to the Company’s uncertain tax positions in Canada. The Company reduced its reserve for uncertain tax positions by $12.3 million associated with its Canadian operations and reduced its deferred tax assets in accordance with ASU 2013-11. The Company does not believe that the total amount of unrecognized tax benefits as of December 31, 2013, will significantly increase or decrease within the next 12 months.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The liability for uncertain tax benefits principally consists of estimated foreign, federal and state income tax liabilities in years for which the statute of limitations is open. Open years range from 2007 through 2013 and vary by jurisdiction and issue. The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Balance, beginning of year	$16,890	$16,901
Increases for tax positions related to current year	15	3,079
Reductions due to lapsed statute of limitations	-	(3,090)
Reduction due to adoption of ASU 2013-11(a)	(12,315)	-
Balance, end of year	$4,590	$16,890

(a) This amount was reclassified against the related deferred tax asset relating to the Company’s early adoption of ASU 2013-11 as discussed above.

22. Accumulated Other Comprehensive Income

The following table displays the change in the components of AOCI for the year ended December 31, 2013:

	Foreign Currency Translation Adjustments		Unrealized Gains on Available-for-Sale Investments		Total
Balance as of December 31, 2012	$(85,404)		$19,222		$(66,182)
Other comprehensive income before reclassifications	(10,668)		16,205		5,537
Amounts reclassified from AOCI	5,095	(a)	(9,432)	(b)	(4,337)
Net current-period other comprehensive income	(5,573)		6,773		1,200
Balance as of December 31, 2013	$(90,977)		$25,995		$(64,982)

(a)     Amounts were reclassified to Impairment/loss on operating properties sold, net of tax, within Discontinued operations on the Company’s Consolidated Statements of Income, as a result of the full liquidation of the Company’s investment in Brazil.

(b)     Amounts were reclassified to Interest, dividends and other investment income on the Company’s Consolidated Statements of Income.

At December 31, 2013, the Company had a net $91.0 million, after noncontrolling interests of $5.6 million, of unrealized cumulative translation adjustment (“CTA”) losses relating to its investments in foreign entities. The CTA is comprised of $23.7 million of unrealized gains relating to its Canadian investments and $114.7 million of unrealized losses relating to its Latin American investments, $106.9 million of which is related to Mexico. CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio. The Company may, in the near term, substantially liquidate all of its investments in this portfolio which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

23.  Supplemental Financial Information:

The following represents the results of income, expressed in thousands except per share amounts, for each quarter during the years 2013 and 2012:

	2013 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues from rental properties (1)	$220,558	$225,207	$226,536	$238,055
Net income attributable to the Company	$67,770	$51,139	$55,763	$61,609

Net income per common share:
Basic	$0.13	$0.09	$0.10	$0.11
Diluted	$0.13	$0.09	$0.10	$0.11

	2012 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues from rental properties (1)	$203,208	$208,648	$208,130	$216,895
Net income attributable to the Company	$53,638	$69,112	$54,941	$88,382

Net income per common share:
Basic	$0.09	$0.12	$0.07	$0.14
Diluted	$0.09	$0.12	$0.07	$0.14

(1)   All periods have been adjusted to reflect the impact of operating properties sold during 2013 and 2012 and properties classified as held-for-sale as of December 31, 2013, which are reflected in the caption Discontinued operations on the accompanying Consolidated Statements of Income.

Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of $10.8 million and $16.4 million of billed accounts receivable at December 31, 2013 and 2012, respectively. Additionally, Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of $23.4 million and $22.8 million of straight-line rent receivable at December 31, 2013 and 2012, respectively.

24.  Pro Forma Financial Information (Unaudited):

As discussed in Notes 3, 4 and 5, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2013. The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the years ended December 31, 2013 and 2012, adjusted to give effect to these transactions at the beginning of 2012 and 2011, respectively.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures.)

	Year ended December 31,
	2013	2012
Revenues from rental properties	$938.8	$914.0
Net income	$293.6	$240.4
Net income available to the Company’s common shareholders	$230.1	$131.5
Net income attributable to the Company’s common shareholders per common share:
Basic	$0.56	$0.32
Diluted	$0.56	$0.32

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2013
Allowance for uncollectable accounts	$16,402	$3,521	$-	$(9,152)	$10,771

Allowance for deferred tax asset	$71,912	$-	$(8,200)	$-	$63,712

Year Ended December 31, 2012
Allowance for uncollectable accounts	$18,059	$6,309	$-	$(7,966)	$16,402

Allowance for deferred tax asset	$66,520	$-	$5,392	$-	$71,912

Year Ended December 31, 2011
Allowance for uncollectable accounts	$15,712	$7,027	$-	$(4,680)	$18,059

Allowance for deferred tax asset	$43,596	$-	$22,924	$-	$66,520

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

	INITIAL COST							TOTAL COST,
	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION (A)	DATE OF CONSTRUCTION (C)
GLENN SQUARE	3,306,779	-	51,674,821	3,306,779	51,674,821	54,981,600	4,370,189	50,611,411	-		2006
THE GROVE	18,951,763	6,403,809	28,549,447	15,575,865	38,329,154	53,905,019	3,847,084	50,057,935	-		2007
CHANDLER AUTO MALLS	9,318,595	-	(5,581,690)	3,383,972	352,934	3,736,905	16,488	3,720,417	-		2004
EL MIRAGE	6,786,441	503,987	130,064	6,786,441	634,051	7,420,492	32,005	7,388,486	-		2008
TALAVI TOWN CENTER	8,046,677	17,291,542	(12,227)	8,046,677	17,279,315	25,325,992	8,896,882	16,429,110	-	2007
MESA PAVILLIONS	6,060,018	35,955,005	(492,627)	6,060,018	35,462,377	41,522,396	5,383,952	36,138,444	-	2009
MESA RIVERVIEW	15,000,000	-	140,122,436	307,992	154,814,444	155,122,436	34,101,738	121,020,699	-		2005
MESA PAVILLIONS - SOUTH	-	148,508	15,299	-	163,807	163,807	50,350	113,457	-	2011
METRO SQUARE	4,101,017	16,410,632	520,771	4,101,017	16,931,403	21,032,420	6,957,858	14,074,561	-	1998
HAYDEN PLAZA NORTH	2,015,726	4,126,509	5,013,176	2,015,726	9,139,685	11,155,411	3,297,611	7,857,800	-	1998
PHOENIX, COSTCO	5,324,501	21,269,943	1,058,803	4,577,869	23,075,378	27,653,247	6,540,439	21,112,809	-	1998
PHOENIX	2,450,341	9,802,046	1,279,140	2,450,341	11,081,186	13,531,527	4,704,745	8,826,783	-	1997
PINACLE PEAK- N. CANYON RANCH	1,228,000	8,774,694	20,500	1,228,000	8,795,194	10,023,194	2,368,679	7,654,516	1,465,751	2009
VILLAGE CROSSROADS	5,662,554	24,981,223	191,347	5,662,554	25,172,569	30,835,123	1,997,069	28,838,054	-	2011
NORTH VALLEY	6,861,564	18,200,901	2,506,343	3,861,272	23,707,536	27,568,808	2,050,620	25,518,188	15,880,204	2011
ASANTE RETAIL CENTER	8,702,635	3,405,683	2,865,559	11,039,472	3,934,405	14,973,877	184,842	14,789,035	-		2004
SURPRISE II	4,138,760	94,572	1,035	4,138,760	95,607	4,234,367	4,957	4,229,410	-		2008
BELL CAMINO CENTER	2,427,465	6,439,065	5,670	2,427,465	6,444,735	8,872,200	738,163	8,134,037	-	2012
COLLEGE PARK SHOPPING CENTER	3,276,951	7,741,323	37,614	3,276,951	7,778,937	11,055,888	798,710	10,257,178	-	2011
ALHAMBRA, COSTCO	4,995,639	19,982,557	386,403	4,995,639	20,368,960	25,364,599	8,225,601	17,138,998	-	1998
MADISON PLAZA	5,874,396	23,476,190	1,348,322	5,874,396	24,824,512	30,698,908	9,621,069	21,077,839	-	1998
CHULA VISTA, COSTCO	6,460,743	25,863,153	11,708,418	6,460,743	37,571,571	44,032,314	12,963,207	31,069,107	-	1998
CORONA HILLS, COSTCO	13,360,965	53,373,453	6,447,588	13,360,965	59,821,041	73,182,006	24,088,642	49,093,365	-	1998
LABAND VILLAGE SC	5,600,000	13,289,347	30,712	5,607,237	13,312,823	18,920,060	5,392,054	13,528,006	8,500,000	2008
CUPERTINO VILLAGE	19,886,099	46,534,919	5,895,874	19,886,099	52,430,793	72,316,892	15,887,947	56,428,944	32,874,346	2006
CHICO CROSSROADS	9,975,810	30,534,524	1,072,974	9,987,652	31,595,657	41,583,309	6,562,580	35,020,729	24,182,986	2008
CORONA HILLS MARKETPLACE	9,727,446	24,778,390	271,670	9,727,446	25,050,060	34,777,506	6,812,566	27,964,940	-	2007
RIVER PARK SHOPPING CENTER	4,324,000	18,018,653	1,136,480	4,324,000	19,155,133	23,479,133	2,516,334	20,962,799	-	2009
GOLD COUNTRY CENTER	3,272,212	7,864,878	37,687	3,278,290	7,896,487	11,174,777	2,490,567	8,684,210	6,809,417	2008
LA MIRADA THEATRE CENTER	8,816,741	35,259,965	(6,599,281)	6,888,680	30,588,745	37,477,425	11,945,216	25,532,208	-	1998
KENNETH HAHN PLAZA	4,114,863	7,660,855	464,750	4,114,863	8,125,606	12,240,469	2,544,322	9,696,146	6,000,000	2010
NOVATO FAIR S.C.	9,259,778	15,599,790	159,789	9,259,778	15,759,579	25,019,357	3,387,210	21,632,146	-	2009
SOUTH NAPA MARKET PLACE	1,100,000	22,159,086	6,838,973	1,100,000	28,998,059	30,098,059	12,017,348	18,080,711	-	2006
PLAZA DI NORTHRIDGE	12,900,000	40,574,842	(557,376)	12,900,000	40,017,466	52,917,466	12,124,327	40,793,139	-	2005
POWAY CITY CENTRE	5,854,585	13,792,470	7,773,023	7,247,814	20,172,265	27,420,078	6,642,547	20,777,531	-	2005
REDWOOD CITY	2,552,000	6,215,168	-	2,552,000	6,215,168	8,767,168	679,877	8,087,291	-	2009
TYLER STREET	3,020,883	7,811,339	102,113	3,200,516	7,733,819	10,934,335	2,624,746	8,309,589	6,554,863	2008
SANTA ANA, HOME DEPOT	4,592,364	18,345,257	-	4,592,364	18,345,257	22,937,622	7,418,952	15,518,670	-	1998
SAN/DIEGO CARMEL MOUNTAIN	5,322,600	8,873,991	28,508	5,322,600	8,902,499	14,225,099	1,603,403	12,621,695	-	2009
FULTON MARKET PLACE	2,966,018	6,920,710	927,435	2,966,018	7,848,145	10,814,163	2,533,784	8,280,379	-	2005
MARIGOLD SC	15,300,000	25,563,978	3,406,660	15,300,000	28,970,638	44,270,638	13,301,671	30,968,968	-	2005
CANYON SQUARE PLAZA	2,648,112	13,876,095	27,200	2,648,112	13,903,294	16,551,406	619,876	15,931,530	14,286,874	2013
BLACK MOUNTAIN VILLAGE	4,678,015	11,913,344	130,330	4,678,015	12,043,674	16,721,688	3,478,764	13,242,924	-	2007
CITY HEIGHTS	10,687,472	28,324,896	(942,917)	13,908,563	24,160,888	38,069,451	762,646	37,306,805	21,347,022	2012
SANTEE TROLLEY SQUARE	40,208,683	62,204,580	-	40,208,683	62,204,580	102,413,263	4,532,733	97,880,530	-	2013
TRUCKEE CROSSROADS	2,140,000	8,255,753	925,899	2,140,000	9,181,653	11,321,653	4,911,520	6,410,133	3,052,866	2006
WESTLAKE SHOPPING CENTER	16,174,307	64,818,562	96,519,331	16,174,307	161,337,893	177,512,199	34,685,238	142,826,962	-	2002
SAVI RANCH	7,295,646	29,752,511	(0)	7,295,646	29,752,511	37,048,157	1,606,492	35,441,665	-	2012
VILLAGE ON THE PARK	2,194,463	8,885,987	5,619,852	2,194,463	14,505,839	16,700,302	4,859,184	11,841,118	-	1998
AURORA QUINCY	1,148,317	4,608,249	988,825	1,148,317	5,597,074	6,745,391	2,202,945	4,542,447	-	1998
AURORA EAST BANK	1,500,568	6,180,103	779,217	1,500,568	6,959,320	8,459,888	2,980,655	5,479,233	-	1998
NORTHRIDGE SHOPPING CENTER	4,932,690	16,496,175	-	4,932,690	16,496,175	21,428,865	140,769	21,288,097	12,093,500	2013
SPRING CREEK COLORADO	1,423,260	5,718,813	798,280	1,423,260	6,517,092	7,940,353	2,757,381	5,182,972	-	1998
DENVER WEST 38TH STREET	161,167	646,983	-	161,167	646,983	808,150	264,026	544,124	-	1998
ENGLEWOOD PHAR MOR	805,837	3,232,650	276,227	805,837	3,508,877	4,314,714	1,469,180	2,845,534	-	1998
FORT COLLINS S.C.	1,253,497	7,625,278	1,599,608	1,253,497	9,224,886	10,478,382	2,941,824	7,536,558	-	2000
GREELEY COMMONS	3,313,095	20,069,559	62,366	3,313,095	20,131,925	23,445,020	1,212,213	22,232,807	-	2012
HIGHLANDS RANCH VILLAGE S.C.	8,135,427	21,579,936	(932,293)	5,337,081	23,445,989	28,783,070	1,560,382	27,222,688	20,300,535	2011
VILLAGE CENTER WEST	2,010,519	8,361,084	6,815	2,010,519	8,367,899	10,378,418	675,979	9,702,440	6,047,869	2011
HIGHLANDS RANCH II	3,514,837	11,755,916	-	3,514,837	11,755,916	15,270,753	322,265	14,948,488	-	2013
HERITAGE WEST	1,526,576	6,124,074	774,090	1,526,576	6,898,164	8,424,740	2,662,424	5,762,316	-	1998
MARKET AT SOUTHPARK	9,782,769	20,779,522	(40,664)	9,782,769	20,738,858	30,521,627	1,835,409	28,686,218	-	2011
WEST FARM SHOPPING CENTER	5,805,969	23,348,024	5,883,929	5,805,969	29,231,953	35,037,922	9,661,746	25,376,175	-	1998
N.HAVEN, HOME DEPOT	7,704,968	30,797,640	1,071,163	7,704,968	31,868,803	39,573,771	12,631,026	26,942,745	-	1998
WATERBURY	2,253,078	9,017,012	653,224	2,253,078	9,670,236	11,923,314	4,884,227	7,039,087	-	1993
WILTON RIVER PARK SHOPPING CTR	7,154,585	27,509,279	(439,148)	7,154,585	27,070,131	34,224,716	1,254,760	32,969,955	19,597,806	2012
BRIGHT HORIZONS	1,211,748	4,610,610	9,499	1,211,748	4,620,109	5,831,857	219,625	5,612,232	1,735,472	2012
WILTON CAMPUS	10,168,872	31,893,016	566,245	10,168,872	32,459,261	42,628,133	2,213,758	40,414,375	36,469,045	2013
DOVER	122,741	66,738	4,011,220	3,024,375	1,176,324	4,200,699	77,491	4,123,208	-	2003
ELSMERE	-	3,185,642	2,714,547	-	5,900,189	5,900,189	3,301,414	2,598,775	-		1979
AUBURNDALE	751,315	-	(326,315)	425,000	-	425,000	-	425,000	-	2009
BOCA RATON	573,875	2,295,501	1,785,107	733,875	3,920,608	4,654,483	2,145,471	2,509,012	-	1992
BAYSHORE GARDENS, BRADENTON FL	2,901,000	11,738,955	1,264,703	2,901,000	13,003,658	15,904,658	5,241,954	10,662,704	-	1998
CORAL SPRINGS	710,000	2,842,907	3,850,001	710,000	6,692,908	7,402,908	2,904,921	4,497,987	-	1994
CORAL SPRINGS	1,649,000	6,626,301	447,696	1,649,000	7,073,997	8,722,997	2,985,199	5,737,798	-	1997
CURLEW CROSSING S.C.	5,315,955	12,529,467	1,844,125	5,315,955	14,373,592	19,689,547	3,959,109	15,730,438	-	2005
EAST ORLANDO	491,676	1,440,000	4,604,015	1,007,882	5,527,809	6,535,691	2,440,458	4,095,233	-		1971
FT.LAUDERDALE/CYPRESS CREEK	14,258,760	28,042,390	2,055,750	14,258,760	30,098,139	44,356,899	5,543,855	38,813,044	-	2009
HOMESTEAD	150,000	-	-	150,000	-	150,000	-	150,000	-	2013
OAKWOOD BUSINESS CTR-BLDG 1	6,792,500	18,662,565	1,330,782	6,792,500	19,993,347	26,785,847	3,615,645	23,170,202	-	2009
SHOPPES AT AMELIA CONCOURSE	7,600,000	-	8,987,554	1,138,216	15,449,338	16,587,554	1,652,430	14,935,123	-		2003
AVENUES WALKS	26,984,546	-	49,446,351	33,225,306	43,205,591	76,430,897	-	76,430,897	-		2005
RIVERPLACE SHOPPING CTR.	7,503,282	31,011,027	(404,691)	7,200,050	30,909,568	38,109,618	4,933,392	33,176,226	-	2010
MERCHANTS WALK	2,580,816	10,366,090	6,138,693	2,580,816	16,504,783	19,085,599	4,657,279	14,428,321	-	2001
LARGO	293,686	792,119	1,620,990	293,686	2,413,109	2,706,795	2,037,435	669,360	-		1968
LEESBURG	-	171,636	193,651	-	365,287	365,287	312,246	53,041	-		1969
LARGO EAST BAY	2,832,296	11,329,185	2,237,056	2,832,296	13,566,241	16,398,537	8,683,264	7,715,272	-	1992
LAUDERHILL	1,002,733	2,602,415	12,664,122	1,774,443	14,494,827	16,269,270	9,322,424	6,946,846	-		1974

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

	INITIAL COST							TOTAL COST,
	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION (A)	DATE OF CONSTRUCTION (C)
THE GROVES	1,676,082	6,533,681	(1,347,648)	2,606,246	4,255,869	6,862,115	1,309,820	5,552,295	-	2006
LAKE WALES	601,052	-	-	601,052	-	601,052	-	601,052	-	2009
MELBOURNE	-	1,754,000	2,666,332	-	4,420,332	4,420,332	2,992,521	1,427,812	-		1968
GROVE GATE	365,893	1,049,172	1,207,100	365,893	2,256,272	2,622,165	1,892,172	729,994	-		1968
CHEVRON OUTPARCEL	530,570	1,253,410	-	530,570	1,253,410	1,783,980	187,815	1,596,165	-	2010
NORTH MIAMI	732,914	4,080,460	10,926,161	732,914	15,006,621	15,739,535	8,186,878	7,552,657	6,067,224	1985
MILLER ROAD	1,138,082	4,552,327	4,291,936	1,138,082	8,844,263	9,982,345	5,464,317	4,518,028	-	1986
MARGATE	2,948,530	11,754,120	7,957,087	2,948,530	19,711,207	22,659,737	8,450,959	14,208,778	-	1993
MT. DORA	1,011,000	4,062,890	453,924	1,011,000	4,516,814	5,527,814	1,814,676	3,713,138	-	1997
KENDALE LAKES PLAZA	18,491,461	28,496,001	(2,721,449)	15,362,227	28,903,785	44,266,012	4,758,535	39,507,477	-	2009
PLANTATION CROSSING	7,524,800	-	10,698,362	6,929,857	11,293,306	18,223,162	1,459,674	16,763,489	-		2005
MILTON, FL	1,275,593	-	-	1,275,593	-	1,275,593	-	1,275,593	-	2007
FLAGLER PARK	26,162,980	80,737,041	1,740,211	26,162,980	82,477,253	108,640,233	15,952,323	92,687,910	24,968,949	2007
PARK HILL PLAZA	10,763,612	19,264,248	52,498	10,891,930	19,188,427	30,080,358	2,254,863	27,825,495	7,989,708	2011
WINN DIXIE-MIAMI	2,989,640	9,410,360	-	2,989,640	9,410,360	12,400,000	18,994	12,381,006	-	2013
MARATHON SHOPPING CENTER	2,412,929	8,069,450	-	2,412,929	8,069,450	10,482,379	22,953	10,459,426	-	2013
SODO S.C.	-	68,139,271	7,355,768	-	75,495,039	75,495,039	8,758,607	66,736,432	-	2008
RENAISSANCE CENTER	9,104,379	36,540,873	6,574,803	9,122,758	43,097,297	52,220,055	18,357,952	33,862,102	-	1998
ORLANDO	560,800	2,268,112	3,203,429	580,030	5,452,310	6,032,341	2,333,733	3,698,608	-	1996
OCALA	1,980,000	7,927,484	9,983,112	1,980,000	17,910,596	19,890,596	7,164,545	12,726,050	-	1997
MILLENIA PLAZA PHASE II	7,711,000	20,702,992	470,545	7,698,200	21,186,337	28,884,537	6,338,367	22,546,170	-	2009
GRAND OAKS VILLAGE	7,409,319	19,653,869	(811,190)	5,846,339	20,405,659	26,251,998	1,813,565	24,438,433	6,189,665	2011
GONZALEZ	1,620,203	-	40,689	954,876	706,016	1,660,892	78,446	1,582,446	-	2007
POMPANO BEACH	10,516,500	1,134,633	530,900	10,516,500	1,665,533	12,182,033	29,709	12,152,324	-	2012
UNIVERSITY TOWN CENTER	5,515,265	13,041,400	188,826	5,515,265	13,230,226	18,745,491	1,020,549	17,724,942	-	2011
PALM BEACH GARDENS	2,764,953	11,059,812	396,704	2,764,953	11,456,516	14,221,469	884,785	13,336,684	-	2009
ST. PETERSBURG	-	917,360	1,266,811	-	2,184,171	2,184,171	1,154,235	1,029,937	-		1968
TUTTLE BEE SARASOTA	254,961	828,465	1,806,633	254,961	2,635,098	2,890,059	2,060,537	829,522	-	2008
SOUTH EAST SARASOTA	1,283,400	5,133,544	3,400,091	1,399,525	8,417,510	9,817,035	5,137,174	4,679,862	-	1989
STUART	2,109,677	8,415,323	1,725,441	2,109,677	10,140,764	12,250,441	4,845,003	7,405,438	-	1994
SOUTH MIAMI	1,280,440	5,133,825	3,087,209	1,280,440	8,221,034	9,501,474	3,661,657	5,839,816	-	1995
WINN DIXIE-ST. AUGUSTINE	1,543,040	4,856,960	-	1,543,040	4,856,960	6,400,000	9,803	6,390,197	-	2013
TAMPA	5,220,445	16,884,228	2,599,727	5,220,445	19,483,955	24,704,400	7,517,981	17,186,418	-	1997
VILLAGE COMMONS S.C.	2,192,331	8,774,158	2,736,462	2,192,331	11,510,619	13,702,951	4,266,457	9,436,494	-	1998
MISSION BELL SHOPPING CENTER	5,056,426	11,843,119	8,681,467	5,067,033	20,513,979	25,581,013	5,333,203	20,247,810	-	2004
VILLAGE COMMONS S.C.	2,026,423	5,106,476	257,096	2,026,423	5,363,572	7,389,995	540,857	6,849,138	-	2013
WINN DIXIE-TALLAHASSEE	1,253,720	3,946,280	-	1,253,720	3,946,280	5,200,000	7,965	5,192,035	-	2013
WEST PALM BEACH	550,896	2,298,964	1,426,083	550,896	3,725,047	4,275,943	1,662,525	2,613,418	-	1995
CROSS COUNTRY PLAZA	16,510,000	18,264,427	648,216	16,510,000	18,912,643	35,422,643	3,054,065	32,368,578	-	2009
AUGUSTA	1,482,564	5,928,122	2,203,619	1,482,564	8,131,741	9,614,305	3,593,945	6,020,360	-	1995
MARKET AT HAYNES BRIDGE	4,880,659	21,549,424	525,203	4,889,863	22,065,423	26,955,286	4,850,693	22,104,593	15,412,434	2008
EMBRY VILLAGE	18,147,054	33,009,514	202,211	18,160,524	33,198,255	51,358,779	7,678,516	43,680,263	29,624,159	2008
VILLAGE SHOPPES-FLOWERY BRANCH	4,444,148	10,510,657	100,958	4,444,148	10,611,615	15,055,763	1,098,830	13,956,933	-	2011
LAWRENCEVILLE MARKET	8,878,266	29,691,191	-	8,878,266	29,691,191	38,569,458	-	38,569,458	-	2013
FIVE FORKS CROSSING	2,363,848	7,906,257	-	2,363,848	7,906,257	10,270,105	132,913	10,137,192	-	2013
SAVANNAH	2,052,270	8,232,978	2,824,430	2,052,270	11,057,408	13,109,678	5,412,858	7,696,820	-	1993
CHATHAM PLAZA	13,390,238	35,115,882	1,091,210	13,403,262	36,194,068	49,597,331	10,198,595	39,398,736	28,383,188	2008
CLIVE	500,525	2,002,101	-	500,525	2,002,101	2,502,626	919,769	1,582,857	-	1996
METRO CROSSING	3,013,647	-	35,650,722	1,514,916	37,149,453	38,664,369	2,985,788	35,678,581	-		2006
SOUTHDALE SHOPPING CENTER	1,720,330	6,916,294	3,760,738	1,720,330	10,677,032	12,397,362	3,656,823	8,740,539	-	1999
DES MOINES	500,525	2,559,019	37,079	500,525	2,596,098	3,096,623	1,167,606	1,929,017	-	1996
DUBUQUE	-	2,152,476	239,217	-	2,391,693	2,391,693	923,005	1,468,688	-	1997
WATERLOO	500,525	2,002,101	2,869,100	500,525	4,871,201	5,371,726	3,250,919	2,120,807	-	1996
NAMPA (HORSHAM) FUTURE DEV.	6,501,240	-	10,300,062	9,659,164	7,142,138	16,801,302	403,662	16,397,640	-		2005
AURORA, N. LAKE	2,059,908	9,531,721	308,208	2,059,908	9,839,929	11,899,837	3,882,795	8,017,042	-	1998
BLOOMINGTON	805,521	2,222,353	4,246,390	805,521	6,468,743	7,274,264	4,302,303	2,971,960	-		1972
BELLEVILLE S.C.	-	5,372,253	1,255,387	1,161,195	5,466,445	6,627,640	2,137,694	4,489,945	-	1998
BRADLEY	500,422	2,001,687	424,877	500,422	2,426,564	2,926,986	1,087,158	1,839,828	-	1996
CALUMET CITY	1,479,217	8,815,760	13,656,577	1,479,216	22,472,338	23,951,554	5,854,832	18,096,722	-	1997
COUNTRYSIDE	-	4,770,671	(4,531,252)	95,647	143,772	239,419	81,600	157,819	-	1997
CHICAGO	-	2,687,046	871,802	-	3,558,848	3,558,848	1,501,984	2,056,863	-	1997
CHAMPAIGN, NEIL ST.	230,519	1,285,460	725,493	230,519	2,010,953	2,241,472	868,425	1,373,047	-	1998
ELSTON	1,010,374	5,692,212	498,828	1,010,374	6,191,040	7,201,414	2,262,425	4,938,989	-	1997
CRYSTAL LAKE, NW HWY	179,964	1,025,811	564,039	180,269	1,589,545	1,769,814	527,848	1,241,966	-	1998
108 WEST GERMANIA PLACE	2,393,894	7,366,681	152,028	2,393,894	7,518,709	9,912,603	473,379	9,439,223	-	2008
DOWNERS PARK PLAZA	2,510,455	10,164,494	1,039,162	2,510,455	11,203,656	13,714,111	4,390,270	9,323,842	-	1999
DOWNER GROVE	811,778	4,322,956	3,348,460	811,778	7,671,416	8,483,194	2,644,188	5,839,006	-	1997
ELGIN	842,555	2,108,674	1,802,066	500,927	4,252,368	4,753,295	2,998,023	1,755,273	-		1972
FOREST PARK	-	2,335,884	154,213	-	2,490,097	2,490,097	981,835	1,508,262	-	1997
FAIRVIEW HTS, BELLVILLE RD.	-	11,866,880	7,936,933	-	19,803,813	19,803,813	5,278,481	14,525,331	-	1998
BELLEVILLE ROAD S.C..-fee	1,900,000	-	-	1,900,000	-	1,900,000	-	1,900,000	-	2011
GENEVA	500,422	12,917,712	33,551	500,422	12,951,263	13,451,685	5,254,145	8,197,540	-	1996
SHOPS AT KILDEER	5,259,542	28,141,501	337,932	5,259,542	28,479,434	33,738,976	1,154,072	32,584,904	32,098,597	2013
LAKE ZURICH PLAZA	1,890,319	2,649,381	63,057	1,890,319	2,712,438	4,602,757	509,091	4,093,666	-	2005
MT. PROSPECT	1,017,345	6,572,176	4,016,735	1,017,345	10,588,911	11,606,256	4,673,716	6,932,540	-	1997
MUNDELEIN, S. LAKE	1,127,720	5,826,129	77,350	1,129,634	5,901,565	7,031,199	2,347,752	4,683,447	-	1998
NORRIDGE	-	2,918,315	-	-	2,918,315	2,918,315	1,211,645	1,706,670	-	1997
NAPERVILLE	669,483	4,464,998	456,947	669,483	4,921,945	5,591,428	1,880,260	3,711,169	-	1997
MARKETPLACE OF OAKLAWN	-	678,668	25,343	-	704,011	704,011	668,138	35,873	-	1998
ORLAND PARK, S. HARLEM	476,972	2,764,775	(2,694,903)	87,998	458,846	546,844	176,193	370,651	-	1998
OAK LAWN	1,530,111	8,776,631	588,483	1,530,111	9,365,115	10,895,225	3,864,155	7,031,070	-	1997
OAKBROOK TERRACE	1,527,188	8,679,108	3,298,212	1,527,188	11,977,320	13,504,508	4,590,529	8,913,979	-	1997
PEORIA	-	5,081,290	2,403,560	-	7,484,850	7,484,850	7,474,693	10,157	-	1997
FREESTATE BOWL	252,723	998,099	(485,425)	252,723	512,674	765,396	123,522	641,875	-	2003
ROCKFORD CROSSING	4,575,990	11,654,022	(577,091)	4,583,005	11,069,916	15,652,921	2,247,380	13,405,540	9,932,882	2008
ROUND LAKE BEACH PLAZA	790,129	1,634,148	587,575	790,129	2,221,723	3,011,852	353,533	2,658,319	-	2005
SKOKIE	-	2,276,360	9,488,382	2,628,440	9,136,303	11,764,742	2,981,605	8,783,138	-	1997
KRC STREAMWOOD	181,962	1,057,740	216,585	181,962	1,274,324	1,456,287	476,714	979,573	-	1998

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

	INITIAL COST							TOTAL COST,
	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION (A)	DATE OF CONSTRUCTION (C)
HAWTHORN HILLS SQUARE	6,783,928	33,033,624	2,230,045	6,783,928	35,263,669	42,047,596	1,583,513	40,464,084	20,964,079	2012
WOODGROVE FESTIVAL	5,049,149	20,822,993	4,243,714	4,805,866	25,309,991	30,115,856	9,965,994	20,149,862	-	1998
WAUKEGAN PLAZA	349,409	883,975	2,276,671	349,409	3,160,646	3,510,055	318,474	3,191,581	-	2005
GREENWOOD	423,371	1,883,421	7,316,996	1,801,822	7,821,966	9,623,788	3,409,197	6,214,592	-		1970
SOUTH BEND, S. HIGH ST.	183,463	1,070,401	196,857	183,463	1,267,258	1,450,721	479,920	970,802	-	1998
OVERLAND PARK	1,183,911	6,335,308	142,374	1,185,906	6,475,686	7,661,593	2,524,866	5,136,726	-	1998
BELLEVUE	405,217	1,743,573	247,204	405,217	1,990,776	2,395,994	1,847,887	548,107	-	1976
LEXINGTON	1,675,031	6,848,209	5,773,377	1,551,079	12,745,538	14,296,617	6,335,735	7,960,882	-	1993
HAMMOND AIR PLAZA	3,813,873	15,260,609	7,227,023	3,813,873	22,487,632	26,301,505	7,984,040	18,317,464	-	1997
WINN DIXIE-BATON ROUGE	1,229,610	3,870,390	-	1,229,610	3,870,390	5,100,000	6,646	5,093,354	-	2013
CENTRE AT WESTBANK	9,554,230	24,401,082	861,931	9,564,644	25,252,599	34,817,243	6,647,357	28,169,886	18,600,000	2008
LAFAYETTE	2,115,000	8,508,218	10,566,842	3,678,274	17,511,786	21,190,060	7,015,776	14,174,284	-	1997
PRIEN LAKE	6,426,167	15,181,072	(109,020)	6,341,896	15,156,323	21,498,219	3,277,316	18,220,903	15,766,898	2010
PRIEN LAKE PLAZA OUTPARCEL	540,000	1,260,000	-	540,000	1,260,000	1,800,000	39,900	1,760,100	-	2012
AMBASSADOR PLAZA	1,803,672	4,260,966	(6,701)	1,796,972	4,260,966	6,057,938	922,496	5,135,442	4,537,575	2010
BAYOU WALK	4,586,895	10,836,007	153,992	4,586,326	10,990,568	15,576,894	2,368,552	13,208,343	12,493,908	2010
EAST SIDE PLAZA	3,295,799	7,785,942	353,892	3,295,635	8,139,998	11,435,633	1,697,110	9,738,522	8,674,954	2010
WINN DIXIE-WALKER	1,060,840	3,339,160	-	1,060,840	3,339,160	4,400,000	6,740	4,393,260	-	2013
GREAT BARRINGTON	642,170	2,547,830	7,315,207	751,124	9,754,083	10,505,207	4,141,684	6,363,523	-	1994
SHREWSBURY SHOPPING CENTER	1,284,168	5,284,853	5,044,733	1,284,168	10,329,586	11,613,754	3,349,104	8,264,649	-	2000
PUTTY HILL PLAZA	4,192,152	11,112,111	83,446	4,192,152	11,195,557	15,387,709	507,077	14,880,632	9,138,792	2013
SNOWDEN SQUARE S.C.	1,929,402	4,557,934	-	1,929,402	4,557,934	6,487,336	185,214	6,302,122	-	2012
WILDE LAKE	1,468,038	5,869,862	11,035,925	2,577,073	15,796,752	18,373,824	3,149,612	15,224,212	-	2002
CLINTON BANK BUILDING	82,967	362,371	-	82,967	362,371	445,338	238,143	207,195	-	2003
CLINTON BOWL	39,779	130,716	4,247	38,779	135,963	174,742	75,120	99,622	-	2003
TJMAXX	1,279,200	2,870,800	12,215,685	4,597,200	11,768,485	16,365,685	561,828	15,803,857	-	2011
COLUMBIA CROSSING II SHOP.CTR.	3,137,628	19,868,075	-	3,137,628	19,868,075	23,005,703	927,530	22,078,173	-	2013
VILLAGES AT URBANA	3,190,074	6,067	10,496,574	4,828,774	8,863,942	13,692,715	985,685	12,707,031	-	2003
GAITHERSBURG	244,890	6,787,534	230,545	244,890	7,018,079	7,262,969	2,549,481	4,713,489	-	1999
SHAWAN PLAZA	4,466,000	20,222,367	(857,895)	4,466,000	19,364,472	23,830,472	8,500,106	15,330,366	7,523,895	2008
LAUREL	349,562	1,398,250	1,598,933	349,562	2,997,183	3,346,745	1,371,179	1,975,566	-	1995
LAUREL	274,580	1,100,968	434,562	274,580	1,535,531	1,810,110	1,384,389	425,721	-		1972
OWINGS MILLS PLAZA	303,911	1,370,221	(503,247)	303,911	866,973	1,170,885	106,811	1,064,073	-	2005
PERRY HALL	3,339,309	12,377,339	938,707	3,339,309	13,316,046	16,655,355	5,914,698	10,740,657	-	2003
CENTRE COURT-RETAIL/BANK	1,035,359	7,785,830	(29,007)	1,035,359	7,756,823	8,792,182	673,964	8,118,218	2,586,223	2011
CENTRE COURT-GIANT	3,854,099	12,769,628	-	3,854,099	12,769,628	16,623,727	993,572	15,630,155	7,320,245	2011
CENTRE COURT-OLD COURT/COURTYD	2,279,177	5,284,577	-	2,279,177	5,284,577	7,563,754	549,048	7,014,706	5,201,109	2011
TIMONIUM SHOPPING CENTER	6,000,000	24,282,998	16,750,746	7,331,195	39,702,549	47,033,744	17,124,265	29,909,478	-	2003
TOWSON PLACE	43,886,876	101,764,931	261,321	43,270,792	102,642,337	145,913,128	7,599,589	138,313,539	-	2012
WALDORF BOWL	225,099	739,362	84,327	235,099	813,688	1,048,787	435,235	613,552	-	2003
WALDORF FIRESTONE	57,127	221,621	-	57,127	221,621	278,749	130,990	147,759	-	2003
BANGOR, ME	403,833	1,622,331	93,752	403,833	1,716,083	2,119,916	527,748	1,592,168	-	2001
MALLSIDE PLAZA	6,930,996	18,148,727	188,628	6,939,589	18,328,761	25,268,351	5,298,822	19,969,529	14,509,793	2008
STROUDWATER STREET	1,250,000	-	-	1,250,000	-	1,250,000	-	1,250,000	-	2013
CLAWSON	1,624,771	6,578,142	8,738,369	1,624,771	15,316,511	16,941,282	5,742,173	11,199,109	-	1993
WHITE LAKE	2,300,050	9,249,607	2,210,968	2,300,050	11,460,575	13,760,625	5,115,995	8,644,630	-	1996
CANTON TWP PLAZA	163,740	926,150	5,249,730	163,740	6,175,879	6,339,620	829,157	5,510,463	-	2005
CLINTON TWP PLAZA	175,515	714,279	1,147,275	59,450	1,977,619	2,037,068	597,598	1,439,470	-	2005
FARMINGTON	1,098,426	4,525,723	2,657,433	1,098,426	7,183,156	8,281,582	3,642,670	4,638,911	-	1993
FLINT - VACANT LAND	101,424	-	-	101,424	-	101,424	-	101,424	-	2012
LIVONIA	178,785	925,818	1,194,933	178,785	2,120,751	2,299,536	1,368,423	931,114	-		1968
MUSKEGON	391,500	958,500	1,026,581	391,500	1,985,081	2,376,581	1,654,781	721,800	-	1985
OKEMOS PLAZA	166,706	591,193	1,877,278	166,706	2,468,471	2,635,177	237,459	2,397,718	-	2005
TAYLOR	1,451,397	5,806,263	426,379	1,451,397	6,232,642	7,684,039	3,139,985	4,544,054	-	1993
WALKER	3,682,478	14,730,060	2,320,218	3,682,478	17,050,278	20,732,756	8,405,788	12,326,968	-	1993
EDEN PRAIRIE PLAZA	882,596	911,373	632,145	882,596	1,543,518	2,426,114	219,623	2,206,491	-	2005
FOUNTAINS AT ARBOR LAKES	28,585,296	66,699,024	10,086,660	28,585,296	76,785,684	105,370,979	16,922,727	88,448,252	-	2006
ROSEVILLE PLAZA	132,842	957,340	10,302,188	1,675,667	9,716,703	11,392,370	923,706	10,468,664	-	2005
CREVE COEUR, WOODCREST/OLIVE	1,044,598	5,475,623	615,905	960,814	6,175,312	7,136,126	2,464,269	4,671,857	-	1998
CRYSTAL CITY, MI	-	234,378	-	-	234,378	234,378	91,405	142,973	-	1997
INDEPENDENCE, NOLAND DR.	1,728,367	8,951,101	442,975	1,731,300	9,391,143	11,122,443	3,618,048	7,504,396	-	1998
NORTH POINT SHOPPING CENTER	1,935,380	7,800,746	909,151	1,935,380	8,709,897	10,645,277	3,254,019	7,391,258	-	1998
KIRKWOOD	-	9,704,005	13,699,527	-	23,403,532	23,403,532	12,850,691	10,552,842	-	1998
KANSAS CITY	574,777	2,971,191	274,976	574,777	3,246,167	3,820,944	1,352,277	2,468,666	-	1997
LEMAY	125,879	503,510	3,837,848	451,155	4,016,082	4,467,237	1,412,279	3,054,957	-		1974
GRAVOIS	1,032,416	4,455,514	11,344,340	1,032,413	15,799,857	16,832,270	8,276,107	8,556,162	-	2008
ST. CHARLES-UNDERDEVELOPED LAND, MO	431,960	-	758,854	431,960	758,855	1,190,814	249,028	941,786	-	1998
SPRINGFIELD	2,745,595	10,985,778	7,652,181	2,904,022	18,479,532	21,383,554	8,016,088	13,367,465	-	1994
KMART PARCEL	905,674	3,666,386	4,933,942	905,674	8,600,328	9,506,001	2,479,405	7,026,596	1,134,178	2002
KRC ST. CHARLES	-	550,204	-	-	550,204	550,204	211,617	338,587	-	1998
ST. LOUIS, CHRISTY BLVD.	809,087	4,430,514	2,653,031	809,087	7,083,545	7,892,632	2,668,116	5,224,516	-	1998
OVERLAND	-	4,928,677	740,346	-	5,669,023	5,669,023	2,322,636	3,346,387	-	1997
ST. LOUIS	-	5,756,736	849,684	-	6,606,420	6,606,420	2,827,840	3,778,580	-	1997
ST. LOUIS	-	2,766,644	143,298	-	2,909,942	2,909,942	2,909,942	-	-	1997
ST. PETERS	1,182,194	7,423,459	7,235,423	1,563,694	14,277,382	15,841,076	9,606,826	6,234,250	-	1997
SPRINGFIELD,GLENSTONE AVE.	-	608,793	2,160,419	-	2,769,212	2,769,212	932,073	1,837,139	-	1998
TURTLE CREEK	11,535,281	-	33,369,729	10,150,881	34,754,129	44,905,010	6,536,654	38,368,356	-		2004
OVERLOOK VILLAGE	8,276,500	17,249,587	-	8,276,500	17,249,587	25,526,087	1,314,445	24,211,642	-	2012
CHARLOTTE	919,251	3,570,981	2,418,716	919,251	5,989,696	6,908,948	2,368,861	4,540,086	-	2008
TYVOLA RD.	-	4,736,345	5,565,798	-	10,302,143	10,302,143	7,718,141	2,584,002	-	1986
CROSSROADS PLAZA	767,864	3,098,881	942,332	767,864	4,041,213	4,809,077	1,108,862	3,700,214	-	2000
JETTON VILLAGE SHOPPES	3,875,224	10,292,231	(613,879)	2,143,695	11,409,881	13,553,576	742,373	12,811,203	-	2011
MOUNTAIN ISLAND MARKETPLACE	3,318,587	7,331,413	500,000	3,818,587	7,331,413	11,150,000	582,947	10,567,053	-	2012
WOODLAWN SHOPPING CENTER	2,010,725	5,833,626	-	2,010,725	5,833,626	7,844,351	306,914	7,537,437	-	2012
DURHAM	1,882,800	7,551,576	2,097,270	1,882,800	9,648,846	11,531,646	4,385,054	7,146,592	-	1996
DAVIDSON COMMONS	2,978,533	12,859,867	(32,227)	2,978,533	12,827,640	15,806,173	630,464	15,175,710	-	2012
WESTRIDGE SQUARE S.C.	7,456,381	19,778,703	(254,044)	11,977,700	15,003,340	26,981,040	2,379,927	24,601,113	-	2011
HILLSBOROUGH CROSSING	519,395	-	-	519,395	-	519,395	-	519,395	-	2003

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

	INITIAL COST							TOTAL COST,
	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION (A)	DATE OF CONSTRUCTION (C)
PARK PLACE	5,461,478	16,163,494	54,701	5,469,809	16,209,865	21,679,674	3,928,625	17,751,048	13,173,358	2008
MOORESVILLE CROSSING	12,013,727	30,604,173	(403,339)	11,625,801	30,588,759	42,214,560	7,002,268	35,212,292	-	2007
RALEIGH	5,208,885	20,885,792	12,643,481	5,208,885	33,529,273	38,738,158	15,590,232	23,147,925	-	1993
WAKEFIELD COMMONS II	6,506,450	-	(2,728,390)	2,357,636	1,420,424	3,778,060	373,347	3,404,713	-		2001
WAKEFIELD CROSSINGS	3,413,932	-	(3,017,960)	336,236	59,737	395,973	2,977	392,995	-		2001
EDGEWATER PLACE	3,150,000	-	10,087,943	3,062,768	10,175,175	13,237,943	2,149,323	11,088,621	-		2003
BRENNAN STATION	7,749,751	20,556,891	(1,027,052)	6,321,923	20,957,667	27,279,590	1,937,329	25,342,261	8,797,971	2011
BRENNAN STATION OUTPARCEL	627,906	1,665,576	(93,482)	450,232	1,749,768	2,200,000	148,839	2,051,161	-	2011
WINSTON-SALEM	540,667	719,655	6,466,329	540,667	7,185,984	7,726,651	3,303,419	4,423,232	4,713,763		1969
SORENSON PARK PLAZA	5,104,294	-	30,749,693	3,791,319	32,062,667	35,853,987	3,367,808	32,486,179	-		2005
LORDEN PLAZA	8,872,529	22,548,382	423,882	8,883,003	22,961,789	31,844,793	4,873,038	26,971,755	24,934,203	2008
ROCKINGHAM	2,660,915	10,643,660	12,033,085	3,148,715	22,188,945	25,337,660	9,708,375	15,629,285	17,333,585	2008
BAYONNE BROADWAY	1,434,737	3,347,719	2,825,469	1,434,737	6,173,188	7,607,924	1,628,494	5,979,430	-	2004
BRICKTOWN PLAZA	344,884	1,008,941	(307,857)	344,884	701,084	1,045,968	66,213	979,754	-	2005
CHERRY HILL	2,417,583	6,364,094	1,559,162	2,417,583	7,923,256	10,340,839	6,440,845	3,899,993	-		1985
MARLTON PIKE	-	4,318,534	9,000	-	4,327,534	4,327,534	1,927,099	2,400,435	-	1996
CINNAMINSON	652,123	2,608,491	3,477,974	652,123	6,086,465	6,738,588	2,673,685	4,064,903	-	1996
GARDEN STATE PAVILIONS	7,530,709	10,801,949	744,382	7,530,709	11,546,331	19,077,040	2,054,430	17,022,609	-	2011
CLARK SHOPRITE 70 CENTRAL AVE	3,496,673	11,693,769	-	3,496,673	11,693,769	15,190,442	45,335	15,145,107	-	2013
COMMERCE CENTER WEST	385,760	1,290,080	-	385,760	1,290,080	1,675,840	5,001	1,670,839	-	2013
COMMERCE CENTER EAST	1,518,930	5,079,690	-	1,518,930	5,079,690	6,598,620	19,693	6,578,927	-	2013
BALLY'S & RITEAID 140 CENTRAL	3,170,465	10,602,845	-	3,170,465	10,602,845	13,773,310	41,106	13,732,204	-	2013
EASTWINDOR VILLAGE	9,335,011	23,777,978	63,800	9,335,011	23,841,778	33,176,789	3,887,377	29,289,412	-	2008
HILLSBOROUGH	11,886,809	-	(6,880,755)	5,006,054	-	5,006,054	-	5,006,054	-		2001
HOLMDEL TOWNE CENTER	10,824,624	43,301,494	5,271,400	10,824,624	48,572,894	59,397,517	14,052,180	45,345,338	25,879,586	2002
HOLMDEL COMMONS	16,537,556	38,759,952	3,413,848	16,537,556	42,173,801	58,711,357	13,167,545	45,543,811	18,621,703	2004
HOWELL PLAZA	311,384	1,143,159	4,694,515	311,384	5,837,674	6,149,058	644,023	5,505,034	-	2005
MAPLE SHADE	-	9,957,611	(177,307)	-	9,780,303	9,780,303	842,515	8,937,788	-	2009
NORTH BRUNSWICK	3,204,978	12,819,912	21,304,526	3,204,978	34,124,438	37,329,416	14,409,417	22,919,999	26,670,758	1994
PISCATAWAY TOWN CENTER	3,851,839	15,410,851	692,255	3,851,839	16,103,106	19,954,945	6,535,102	13,419,843	10,547,632	1998
RIDGEWOOD	450,000	2,106,566	1,015,675	450,000	3,122,241	3,572,241	1,409,038	2,163,203	-	1993
SEA GIRT PLAZA	457,039	1,308,010	1,457,882	457,039	2,765,892	3,222,931	283,455	2,939,476	-	2005
UNION CRESCENT	7,895,483	3,010,640	28,918,367	8,696,579	31,127,912	39,824,490	7,469,477	32,355,014	-	2007
WESTMONT	601,655	2,404,604	10,727,665	601,655	13,132,269	13,733,924	5,110,066	8,623,858	-	1994
WILLOWBROOK PLAZA	15,320,436	40,996,874	(969,688)	15,320,436	40,027,186	55,347,622	9,065,426	46,282,195	-	2009
PLAZA PASEO DEL-NORTE	4,653,197	18,633,584	1,464,134	4,653,197	20,097,718	24,750,915	8,083,424	16,667,491	-	1998
JUAN TABO, ALBUQUERQUE	1,141,200	4,566,817	300,234	1,141,200	4,867,051	6,008,251	1,952,334	4,055,917	-	1998
WARM SPRINGS PROMENADE	7,226,363	19,109,946	2,591,393	7,226,363	21,701,339	28,927,702	5,385,367	23,542,335	-	2009
COMP USA CENTER	2,581,908	5,798,092	(343,745)	2,581,908	5,454,347	8,036,255	2,833,791	5,202,464	2,571,708	2006
DEL MONTE PLAZA	2,489,429	5,590,415	502,509	2,210,000	6,372,353	8,582,354	2,027,580	6,554,774	3,391,336	2006
D'ANDREA MARKETPLACE	11,556,067	29,435,364	(35,616)	11,556,067	29,399,748	40,955,815	5,033,661	35,922,154	13,773,674	2007
KEY BANK BUILDING	1,500,000	40,486,755	-	1,500,000	40,486,755	41,986,755	13,363,465	28,623,291	9,338,603	2006
BRIDGEHAMPTON	1,811,752	3,107,232	25,420,044	1,858,188	28,480,839	30,339,028	16,692,418	13,646,610	33,186,972		1972
GENOVESE DRUG STORE	564,097	2,268,768	-	564,097	2,268,768	2,832,865	626,549	2,206,316	-	2003
KINGS HIGHWAY	2,743,820	6,811,268	1,338,513	2,743,820	8,149,781	10,893,601	2,601,447	8,292,154	-	2004
HOMEPORT-RALPH AVENUE	4,414,466	11,339,857	3,697,073	4,414,467	15,036,930	19,451,396	3,790,648	15,660,748	-	2004
BELLMORE	1,272,269	3,183,547	381,803	1,272,269	3,565,350	4,837,619	1,120,814	3,716,805	-	2004
MARKET AT BAY SHORE	12,359,621	30,707,802	1,916,035	12,359,621	32,623,837	44,983,458	9,250,407	35,733,051	12,000,000	2006
KEY FOOD OPERATOR ATLANTIC AVE	2,272,500	5,624,589	509,260	4,808,822	3,597,527	8,406,349	117,921	8,288,428	-	2012
KING KULLEN PLAZA	5,968,082	23,243,404	5,316,528	5,980,130	28,547,883	34,528,014	10,522,154	24,005,859	-	1998
PATHMARK SC	6,714,664	17,359,161	526,939	6,714,664	17,886,100	24,600,764	4,621,545	19,979,219	-	2006
BIRCHWOOD PLAZA COMMACK	3,630,000	4,774,791	274,672	3,630,000	5,049,463	8,679,463	1,408,844	7,270,620	-	2007
ELMONT	3,011,658	7,606,066	2,751,121	3,011,658	10,357,187	13,368,845	2,766,476	10,602,370	-	2004
ELMSFORD CENTER 1	4,134,273	1,193,084	-	4,134,273	1,193,084	5,327,357	11,842	5,315,515	-	2013
ELMSFORD CENTER 2	4,076,403	15,598,504	-	4,076,403	15,598,504	19,674,907	186,031	19,488,876	-	2013
FRANKLIN SQUARE	1,078,541	2,516,581	3,835,613	1,078,541	6,352,194	7,430,734	1,520,074	5,910,660	-	2004
KISSENA BOULEVARD SC	11,610,000	2,933,487	1,519	11,610,000	2,935,006	14,545,006	858,603	13,686,403	-	2007
HAMPTON BAYS	1,495,105	5,979,320	3,304,710	1,495,105	9,284,031	10,779,135	5,625,177	5,153,959	-	1989
HICKSVILLE	3,542,739	8,266,375	1,281,727	3,542,739	9,548,102	13,090,841	2,938,994	10,151,847	-	2004
TURNPIKE PLAZA	2,471,832	5,839,416	125,480	2,471,832	5,964,896	8,436,728	1,260,248	7,176,480	-	2011
BIRCHWOOD PLAZA (NORTH & SOUTH)	12,368,330	33,071,495	272,893	12,368,330	33,344,389	45,712,719	6,920,961	38,791,758	11,648,419	2007
501 NORTH BROADWAY	-	1,175,543	78,259	-	1,253,803	1,253,803	607,846	645,957	-	2007
MERRYLANE (P/L)	1,485,531	1,749	539	1,485,531	2,288	1,487,819	255	1,487,564	-	2007
FAMILY DOLLAR UNION TURNPIKE	909,000	2,249,775	230,747	1,056,709	2,332,813	3,389,522	121,829	3,267,693	-	2012
DOUGLASTON SHOPPING CENTER	3,277,254	13,161,218	3,788,141	3,277,253	16,949,360	20,226,613	4,429,461	15,797,152	-	2003
KEY FOOD OPERATOR 21ST STREET	1,090,800	2,699,730	(119,282)	1,669,153	2,002,095	3,671,248	58,820	3,612,428	-	2012
MANHASSET VENTURE LLC	4,567,003	19,165,808	27,930,686	3,471,939	48,191,559	51,663,498	19,528,327	32,135,171	-	1999
MANHASSET CENTER (residential)	950,000		-	950,000	-	950,000	-	950,000	-	2012
MASPETH QUEENS-DUANE READE	1,872,013	4,827,940	931,187	1,872,013	5,759,126	7,631,139	1,651,576	5,979,563	-	2004
MASSAPEQUA	1,880,816	4,388,549	964,761	1,880,816	5,353,310	7,234,126	1,691,291	5,542,835	-	2004
MINEOLA SC	4,150,000	7,520,692	(407,329)	4,150,000	7,113,364	11,263,364	1,565,324	9,698,039	-	2007
BIRCHWOOD PARK DRIVE (LAND LOT)	3,507,162	4,126	118,024	3,507,406	121,907	3,629,313	560	3,628,753	-	2007
SMITHTOWN PLAZA	3,528,000	7,364,098	292,668	3,528,000	7,656,766	11,184,766	1,225,873	9,958,892	-	2009
PLAINVIEW	263,693	584,031	9,815,009	263,693	10,399,040	10,662,733	5,480,157	5,182,576	13,120,709		1969
POUGHKEEPSIE	876,548	4,695,659	13,161,736	876,548	17,857,395	18,733,943	9,011,531	9,722,413	14,735,453		1972
SYOSSET, NY	106,655	76,197	1,551,676	106,655	1,627,873	1,734,528	1,021,748	712,780	-		1990
STATEN ISLAND	2,280,000	9,027,951	10,038,376	2,280,000	19,066,327	21,346,327	9,850,673	11,495,654	-	1989
STATEN ISLAND	2,940,000	11,811,964	4,760,806	3,148,424	16,364,345	19,512,770	5,266,811	14,245,959	-	1997
STATEN ISLAND PLAZA	5,600,744	6,788,460	(1,423,404)	5,600,744	5,365,056	10,965,800	391,991	10,573,809	-	2005
HYLAN PLAZA	28,723,536	38,232,267	34,528,674	28,723,536	72,760,942	101,484,478	20,981,887	80,502,591	-	2006
STOP N SHOP STATEN ISLAND	4,558,592	10,441,408	155,848	4,558,592	10,597,256	15,155,848	3,145,930	12,009,918	-	2005
KEY FOOD OPERATOR CENTRAL AVE.	2,787,600	6,899,310	(394,910)	2,603,321	6,688,679	9,292,000	187,335	9,104,665	-	2012
WHITE PLAINS	1,777,775	4,453,894	2,010,606	1,777,775	6,464,500	8,242,274	1,913,958	6,328,317	-	2004
CHAMPION FOOD SUPERMARKET	757,500	1,874,813	(24,388)	2,241,118	366,807	2,607,925	26,952	2,580,973	-	2012
YONKERS	871,977	3,487,909	-	871,977	3,487,909	4,359,886	1,866,286	2,493,600	-	1998
STRAUSS ROMAINE AVENUE	782,459	1,825,737	588,133	782,459	2,413,870	3,196,329	363,719	2,832,611	-	2005
BEAVERCREEK	635,228	3,024,722	4,220,733	635,228	7,245,455	7,880,683	4,779,973	3,100,710	-	1986
OLENTANGY RIVER RD.	764,517	1,833,600	2,340,830	764,517	4,174,430	4,938,947	3,673,675	1,265,272	-	1988

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

	INITIAL COST							TOTAL COST,
	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION (A)	DATE OF CONSTRUCTION (C)
KENT, OH	6,254	3,028,914	(434,587)	6,254	2,594,328	2,600,582	2,060,839	539,743	-	1999
KENT	2,261,530	-	-	2,261,530	-	2,261,530	-	2,261,530	-	1995
NORTH OLMSTED	626,818	3,712,045	35,000	626,818	3,747,045	4,373,862	2,751,481	1,622,381	-	1999
ORANGE OHIO	3,783,875	-	(2,342,306)	921,704	519,865	1,441,569	-	1,441,569	-		2001
EDMOND	477,036	3,591,493	375,195	477,036	3,966,688	4,443,724	1,513,239	2,930,486	-	1997
CENTENNIAL PLAZA	4,650,634	18,604,307	868,240	4,650,634	19,472,547	24,123,181	8,725,344	15,397,837	-	1998
OREGON TRAIL CENTER	5,802,422	12,622,879	363,062	5,802,422	12,985,941	18,788,363	3,629,603	15,158,760	-	2009
POWELL VALLEY JUNCTION	5,062,500	3,152,982	(2,720,740)	2,035,125	3,459,618	5,494,742	1,166,308	4,328,434	-	2009
MEDFORD CENTER	8,940,798	16,995,113	349,929	8,943,600	17,342,240	26,285,840	4,985,765	21,300,075	-	2009
MCMINNVILLE	4,062,327	-	969,618	4,062,327	969,618	5,031,945	34,358	4,997,587	-		2006
ALLEGHENY	-	30,061,177	59,094	-	30,120,271	30,120,271	6,749,117	23,371,153	-	2004
SUBURBAN SQUARE	70,679,871	166,351,381	4,694,077	71,279,871	170,445,458	241,725,329	39,447,816	202,277,513	-	2007
CHIPPEWA	2,881,525	11,526,101	153,289	2,881,525	11,679,391	14,560,916	4,216,794	10,344,122	5,028,992	2000
BROOKHAVEN PLAZA	254,694	973,318	(61,414)	254,694	911,903	1,166,598	92,297	1,074,301	-	2005
CARNEGIE	-	3,298,908	17,747	-	3,316,655	3,316,655	1,190,595	2,126,061	-	1999
CENTER SQUARE	731,888	2,927,551	1,291,242	731,888	4,218,793	4,950,681	2,423,676	2,527,005	-	1996
WAYNE PLAZA	6,127,623	15,605,012	349,188	6,135,670	15,946,154	22,081,824	2,574,211	19,507,612	13,618,842	2008
CHAMBERSBURG CROSSING	9,090,288	-	26,422,967	8,790,288	26,722,967	35,513,255	4,970,713	30,542,543	-		2006
DEVON VILLAGE	4,856,379	25,846,910	4,378,945	4,856,379	30,225,855	35,082,234	1,604,676	33,477,558	-	2012
EAST STROUDSBURG	1,050,000	2,372,628	1,434,371	1,050,000	3,806,999	4,856,999	3,038,380	1,818,619	-		1973
RIDGE PIKE PLAZA	1,525,337	4,251,732	3,053,437	1,525,337	7,305,169	8,830,506	1,315,317	7,515,189	-	2008
EXTON	176,666	4,895,360	-	176,666	4,895,360	5,072,026	1,757,309	3,314,717	-	1999
EXTON	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,301,134	2,358,305	-	1996
EASTWICK	889,001	2,762,888	3,074,728	889,001	5,837,616	6,726,617	2,420,697	4,305,920	-	1997
EXTON PLAZA	294,378	1,404,778	336,688	130,246	1,905,599	2,035,844	221,534	1,814,310	-	2005
HARRISBURG, PA	452,888	6,665,238	3,969,364	452,888	10,634,601	11,087,489	7,824,684	3,262,805	-	2002
HAMBURG	439,232	-	2,023,428	494,982	1,967,677	2,462,660	593,957	1,868,703	1,950,795		2000
HAVERTOWN	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,301,134	2,358,305	-	1996
NORRISTOWN	686,134	2,664,535	3,797,064	774,084	6,373,649	7,147,733	4,400,501	2,747,232	-	1984
NEW KENSINGTON	521,945	2,548,322	705,540	521,945	3,253,862	3,775,807	2,962,536	813,271	-	1986
PHILADELPHIA	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,301,134	2,358,305	-	1996
PHILADELPHIA PLAZA	209,197	1,373,843	15,888	209,197	1,389,731	1,598,928	163,185	1,435,744	-	2005
WEXFORD PLAZA	6,413,635	9,774,600	5,678,052	6,413,635	15,452,652	21,866,287	2,651,582	19,214,705	-	2010
242-244 MARKET STREET	704,263	2,117,182	290,927	704,263	2,408,109	3,112,372	156,595	2,955,777	-	2007
RICHBORO	788,761	3,155,044	12,694,159	976,439	15,661,524	16,637,964	8,837,089	7,800,875	9,184,841	1986
SPRINGFIELD	919,998	4,981,589	10,569,491	920,000	15,551,078	16,471,078	7,166,892	9,304,186	-	1983
UPPER DARBY	231,821	927,286	5,549,754	231,821	6,477,040	6,708,861	2,865,440	3,843,421	-	1996
WEST MIFFLIN	1,468,342	-	-	1,468,342	-	1,468,342	-	1,468,342	-	1986
WHITEHALL	-	5,195,577	-	-	5,195,577	5,195,577	2,309,146	2,886,431	-	1996
W. MARKET ST.	188,562	1,158,307	-	188,562	1,158,307	1,346,869	1,158,307	188,562	-	1986
REXVILLE TOWN CENTER	24,872,982	48,688,161	6,726,885	25,678,064	54,609,964	80,288,028	23,018,940	57,269,088	-	2006
PLAZA CENTRO - COSTCO	3,627,973	10,752,213	1,544,456	3,866,206	12,058,435	15,924,642	5,678,367	10,246,275	-	2006
PLAZA CENTRO - MALL	19,873,263	58,719,179	7,977,102	19,408,112	67,161,432	86,569,544	30,677,512	55,892,031	-	2006
PLAZA CENTRO - RETAIL	5,935,566	16,509,748	2,467,418	6,026,070	18,886,662	24,912,732	8,812,098	16,100,634	-	2006
PLAZA CENTRO - SAM'S CLUB	6,643,224	20,224,758	2,338,149	6,520,090	22,686,041	29,206,131	21,185,978	8,020,153	-	2006
LOS COLOBOS - BUILDERS SQUARE	4,404,593	9,627,903	1,369,323	4,461,145	10,940,674	15,401,819	7,070,222	8,331,597	-	2006
LOS COLOBOS - KMART	4,594,944	10,120,147	734,343	4,402,338	11,047,095	15,449,433	7,356,098	8,093,335	-	2006
LOS COLOBOS I	12,890,882	26,046,669	3,317,629	13,613,375	28,641,805	42,255,180	13,424,831	28,830,349	-	2006
LOS COLOBOS II	14,893,698	30,680,556	4,598,890	15,142,300	35,030,844	50,173,144	15,967,680	34,205,465	-	2006
WESTERN PLAZA - MAYAQUEZ ONE	10,857,773	12,252,522	1,285,971	11,241,993	13,154,273	24,396,267	6,468,871	17,927,395	-	2006
WESTERN PLAZA - MAYAGUEZ TWO	16,874,345	19,911,045	1,714,874	16,872,647	21,627,617	38,500,264	10,700,368	27,799,897	-	2006
MANATI VILLA MARIA SC	2,781,447	5,673,119	1,254,747	2,606,588	7,102,725	9,709,313	3,540,349	6,168,964	-	2006
PONCE TOWN CENTER	14,432,778	28,448,754	5,257,359	14,903,024	33,235,867	48,138,891	10,573,966	37,564,925	-	2006
TRUJILLO ALTO PLAZA	12,053,673	24,445,858	3,846,668	12,289,288	28,056,912	40,346,199	15,186,578	25,159,621	-	2006
MARSHALL PLAZA, CRANSTON RI	1,886,600	7,575,302	1,924,691	1,886,600	9,499,993	11,386,593	4,120,584	7,266,008	-	1998
CHARLESTON	730,164	3,132,092	18,727,969	730,164	21,860,061	22,590,225	7,292,643	15,297,582	-		1978
CHARLESTON	1,744,430	6,986,094	4,082,494	1,744,430	11,068,588	12,813,018	4,920,834	7,892,184	-	1995
GREENVILLE	2,209,812	8,850,864	887,322	2,209,811	9,738,187	11,947,998	4,134,043	7,813,955	-	1997
CHERRYDALE POINT	5,801,948	32,055,019	1,292,326	5,801,948	33,347,345	39,149,293	4,988,102	34,161,191	-	2009
WOODRUFF SHOPPING CENTER	3,110,439	15,501,117	1,182,533	3,465,199	16,328,890	19,794,089	1,458,474	18,335,615	-	2010
FOREST PARK	1,920,241	9,544,875	(6,551)	1,920,241	9,538,324	11,458,564	520,684	10,937,880	-	2012
MADISON	-	4,133,904	2,880,678	-	7,014,582	7,014,582	5,582,868	1,431,714	-		1978
HICKORY RIDGE COMMONS	596,347	2,545,033	(2,404,809)	683,820	52,750	736,571	17,020	719,551	-	2000
CENTER OF THE HILLS, TX	2,923,585	11,706,145	936,582	2,923,585	12,642,727	15,566,312	5,333,883	10,232,429	9,698,220	2008
ARLINGTON	3,160,203	2,285,378	490,738	3,160,203	2,776,116	5,936,320	971,377	4,964,942	-	1997
DOWLEN CENTER	2,244,581	-	(722,251)	484,828	1,037,502	1,522,330	109,142	1,413,187	-		2002
GATEWAY STATION	1,373,692	28,145,158	1,189	1,374,880	28,145,158	29,520,038	1,583,288	27,936,750	-	2011
BAYTOWN	500,422	2,431,651	790,598	500,422	3,222,249	3,722,671	1,275,920	2,446,751	-	1996
LAS TIENDAS PLAZA	8,678,107	-	25,971,206	7,943,925	26,705,388	34,649,313	3,106,524	31,542,789	-		2005
CORPUS CHRISTI, TX	-	944,562	3,526,281	-	4,470,843	4,470,843	1,335,772	3,135,070	-	1997
ISLAND GATE PLAZA	4,343,000	4,723,215	647,677	4,343,000	5,370,892	9,713,892	541,777	9,172,115	-	2011
PRESTON LEBANON CROSSING	13,552,180	-	26,160,828	12,163,694	27,549,314	39,713,008	3,238,871	36,474,137	-		2006
LAKE PRAIRIE TOWN CROSSING	7,897,491	-	26,295,311	6,783,464	27,409,338	34,192,802	3,381,536	30,811,266	-		2006
CENTER AT BAYBROOK	6,941,017	27,727,491	9,078,279	6,928,120	36,818,666	43,746,787	12,390,597	31,356,190	-	1998
CYPRESS TOWNE CENTER	6,033,932	-	1,562,808	2,251,666	5,345,074	7,596,740	368,953	7,227,787	-		2003
ATASCOCITA COMMONS SHOP.CTR.	16,322,636	54,587,066	-	16,322,636	54,587,066	70,909,702	-	70,909,702	29,450,689	2013
TOMBALL CROSSINGS	8,517,427	28,484,450	-	8,517,427	28,484,450	37,001,877	-	37,001,877	-	2013
SHOPS AT VISTA RIDGE	3,257,199	13,029,416	743,364	3,257,199	13,772,780	17,029,979	5,580,869	11,449,110	-	1998
VISTA RIDGE PLAZA	2,926,495	11,716,483	1,980,576	2,926,495	13,697,060	16,623,554	5,487,373	11,136,181	-	1998
VISTA RIDGE PHASE II	2,276,575	9,106,300	1,333,509	2,276,575	10,439,809	12,716,384	3,886,219	8,830,165	-	1998
SOUTH PLAINES PLAZA, TX	1,890,000	7,555,099	429,355	1,890,000	7,984,454	9,874,454	3,179,395	6,695,059	-	1998
LAKE JACKSON	1,562,328	4,144,212	-	1,562,328	4,144,212	5,706,540	459,672	5,246,868	-	2012
MESQUITE	520,340	2,081,356	1,081,051	520,340	3,162,408	3,682,747	1,468,495	2,214,253	-	1995
MESQUITE TOWN CENTER	3,757,324	15,061,644	1,554,109	3,757,324	16,615,753	20,373,077	6,999,730	13,373,347	-	1998
NEW BRAUNSFELS	840,000	3,360,000	-	840,000	3,360,000	4,200,000	906,484	3,293,516	-	2003
PARKER PLAZA	7,846,946	-	-	7,846,946	-	7,846,946	-	7,846,946	-		2005
PLANO	500,414	2,830,835	-	500,414	2,830,835	3,331,249	1,246,719	2,084,530	-	1996
SOUTHLAKE OAKS	3,011,260	7,703,844	(62,791)	3,019,951	7,632,363	10,652,313	2,164,900	8,487,413	6,109,387	2008

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

	INITIAL COST							TOTAL COST,
	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION (A)	DATE OF CONSTRUCTION (C)
WOODBRIDGE SHOPPING CENTER	2,568,705	6,813,716	-	2,568,705	6,813,716	9,382,421	445,106	8,937,316	-	2012
WEST OAKS	500,422	2,001,687	325,191	500,422	2,326,878	2,827,300	934,745	1,892,555	-	1996
OGDEN	213,818	855,275	4,084,007	850,699	4,302,401	5,153,100	2,046,540	3,106,560	-		1967
COLONIAL HEIGHTS	125,376	3,476,073	1,644,634	125,376	5,120,708	5,246,084	1,348,964	3,897,120	-	1999
OLD TOWN VILLAGE	4,500,000	41,569,735	(2,446,887)	4,240,387	39,382,461	43,622,847	3,251,553	40,371,295	-	2007
RICHMOND	82,544	2,289,288	280,600	82,544	2,569,889	2,652,432	798,703	1,853,729	-	1999
RICHMOND	670,500	2,751,375	-	670,500	2,751,375	3,421,875	1,311,843	2,110,032	-	1995
VALLEY VIEW SHOPPING CENTER	3,440,018	8,054,004	922,790	3,440,018	8,976,794	12,416,812	2,264,879	10,151,933	-	2004
POTOMAC RUN PLAZA	27,369,515	48,451,209	(119,969)	27,369,515	48,331,240	75,700,755	11,426,111	64,274,644	-	2008
AUBURN NORTH	7,785,841	18,157,625	219,761	7,785,841	18,377,386	26,163,228	5,439,154	20,724,074	-	2007
THE MARKETPLACE AT FACTORIA	60,502,358	92,696,231	991,958	60,502,358	93,688,190	154,190,548	2,975,325	151,215,222	56,969,809	2013
FRONTIER VILLAGE SHOPPING CTR.	10,750,863	34,699,792	96,299	10,750,863	34,796,091	45,546,954	2,049,215	43,497,739	32,030,743	2012
OLYMPIA WEST OUTPARCEL	360,000	799,640	100,360	360,000	900,000	1,260,000	33,234	1,226,766	-	2012
SILVERDALE PLAZA	3,875,013	32,114,921	205,450	3,875,013	32,320,372	36,195,384	1,897,248	34,298,137	24,782,374	2012
CHARLES TOWN	602,000	3,725,871	11,269,416	602,000	14,995,287	15,597,287	9,032,858	6,564,429	-	1985
BLUE RIDGE	12,346,900	71,529,796	(15,786,679)	15,872,618	52,217,399	68,090,017	17,510,234	50,579,783	14,201,702	2005
MICROPROPERTIES	24,206,390	56,481,576	11,349,660	31,046,618	60,991,008	92,037,626	4,482,036	87,555,590	-	2012
KRC NORTH LOAN IV, INC.	23,516,663	-	-	23,516,663	-	23,516,663	-	23,516,663	-	2013
CHILE-VINA DEL MAR	11,096,948	720,781	53,378,285	15,638,022	49,557,992	65,196,014	1,849,710	63,346,304	41,570,764		2008
MEXICO-HERMOSILLO	11,424,531	-	33,606,962	11,873,061	33,158,432	45,031,493	3,340,207	41,691,287	-		2008
MEXICO-GIGANTE ACQ.	7,568,417	19,878,026	(3,343,896)	5,836,315	18,266,232	24,102,547	4,878,095	19,224,453	-	2007
MEXICO-MOTOROLA	47,272,528	-	34,956,118	28,619,571	53,609,075	82,228,646	4,912,956	77,315,691	-		2006
MEXICO-NON ADM BT-LOS CABOS	10,873,070	1,257,517	9,046,008	9,081,452	12,095,143	21,176,595	2,617,470	18,559,126	-	2007
MEXICO-PLAZA SORIANA	2,639,975	346,945	242,225	2,375,782	853,364	3,229,145		3,229,145	-	2007
MEXICO-PLAZA CENTENARIO	3,388,861	-	(778,064)	758,346	1,852,451	2,610,797	781,148	1,829,649	-	2007
MEXICO-NONADM BUS-NUEVO LAREDO	10,627,540	-	19,873,813	8,652,949	21,848,404	30,501,353	5,262,617	25,238,735	-		2006
MEXICO-NON ADM-PLAZA LAGO REAL	11,336,743	-	7,977,346	6,088,198	13,225,890	19,314,089	996,168	18,317,920	-	2007
MEXICO-NON ADM -PLAZA SAN JUAN	9,631,035	-	1,578,198	5,349,714	5,859,518	11,209,232	842,139	10,367,093	-		2006
MEXICO-RIO BRAVO HEB	2,970,663	-	1,301,688	398,177	3,874,174	4,272,351	2,469,131	1,803,220	-	2008
MEXICO-SAN PEDRO	3,309,654	13,238,616	(3,146,306)	3,426,353	9,975,610	13,401,964	6,783,319	6,618,644	-	2006
MEXICO-TAPACHULA	13,716,428	-	18,216,802	9,997,538	21,935,692	31,933,230	2,541,559	29,391,670	-	2007
MEXICO-TIJUANA 2000 LAND PURCHASE	1,200,000	-	56,420	1,256,420		1,256,420		1,256,420	-	2009
MEXICO-WALDO ACQ.	8,929,278	16,888,627	(4,216,111)	7,098,996	14,502,798	21,601,794	2,890,196	18,711,598	-	2007
PERU-CAMPOY	2,675,461	-	556,149	2,746,153	485,458	3,231,611		3,231,611	-		2011
PERU-LIMA	811,916	-	2,029,367	784,798	2,056,485	2,841,283	156,476	2,684,807	-		2008
BALANCE OF PORTFOLIO	1,907,178	65,127,204	(0)	1,907,178	65,127,204	67,034,382	35,636,515	31,397,866	-

TOTALS	2,161,328,855	5,255,028,761	1,706,986,253	2,100,199,696	7,023,144,173	9,123,343,869	1,878,680,836	7,244,663,033	1,035,353,602

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings (years)	15	to	50
Fixtures, building and leasehold improvements (including certain identified intangible assets)	Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $8.0 billion at December 31, 2013.

The changes in total real estate assets for the years ended December 31, 2013, 2012 and 2011, are as follows:

	2013	2012	2011
Balance, beginning of period	8,947,286,646	8,771,256,852	8,587,378,001
Acquisitions	475,108,219	411,166,315	406,431,259
Improvements	107,411,806	85,801,777	118,072,955
Transfers from (to) unconsolidated joint ventures	317,995,154	212,231,319	(49,812,485)
Sales	(559,328,593)	(503,767,086)	(186,887,870)
Assets held for sale	(77,664,078)	(9,845,065)	(4,503,823)
Adjustment of fully depreciated asset	(4,780,841)	(21,711,782)	(27,412,282)
Adjustment of property carrying values	(69,463,649)	(34,121,504)	(4,616,890)
Change in exchange rate	(13,220,795)	36,275,820	(67,392,013)
Balance, end of period	9,123,343,869	8,947,286,646	8,771,256,852

The changes in accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Balance, beginning of period	1,745,461,577	1,693,089,989	1,549,380,256
Depreciation for year	243,011,431	248,426,786	237,782,626
Transfers (to) unconsolidated joint ventures	-	(8,390,550)	(2,725,794)
Sales	(96,915,316)	(161,515,292)	(59,086,170)
Adjustment of fully depreciated asset	(4,780,841)	(21,711,782)	(27,412,282)
Assets held for sale	(7,351,096)	(6,582,611)	(633,676)
Change in exchange rate	(744,919)	2,145,037	(4,214,971)
Balance, end of period	1,878,680,836	1,745,461,577	1,693,089,989

Reclassifications:

Certain amounts in the prior period have been reclassified in order to conform with the current period's presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2013

(in thousands)

Type of Loan/Borrower	Description	Location (c)	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Amount of Mortgages or Maximum Available Credit (b)	Carrying Amount of Mortgages (b) (c)

Mortgage Loans:
Borrower A	Retail	Westport, CT	6.50%	6.50%	3/4/2033	I	-	$ 5,014	$ 5,014
Borrower B	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P& I	-	6,509	3,556
Borrower C	NonRetail	Toronto, ON	7.00%	7.00%	3/28/2018	P& I	-	3,513	3,285
Borrower D	Retail	Las Vegas, NV	10.00%	10.00%	5/14/2033	I	-	3,075	3,075
Borrower E	Retail	Arboledas, Mexico	8.75%	8.75%	5/16/2014	P& I	-	13,000	2,931
Borrower F	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P& I	-	4,201	2,504
Borrower G	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P& I	-	3,966	2,476
Borrower H	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P& I	-	3,678	2,293
Borrower I	NonRetail	Oakbrook Terrrace, IL	6.00%	6.00%	12/9/2024	I	-	1,950	1,950
Individually < 3%	(d)		(e)	(e)	(f)		-	4,872	2,631
								49,778	29,715
Other:

Individually < 3%			(g)	(g)	(h)			600	515

Capitalized loan costs								-	13

Total								$ 50,378	$ 30,243

(a) I = Interest only; P&I = Principal & Interest
(b) The instruments actual cash flows are denominated in U.S. dollars, Canadian dollars and Mexican pesos as indicated by the geographic location above
(c) The aggregate cost for Federal income tax purposes is $30.2 million
(d) Comprised of six separate loans with original loan amounts ranging between $0.4 million and $1.5 million
(e) Interest rates range from 6.88% to 10.00%
(f) Maturity dates range from 11 months to 17 years
(g) Interest rate 2.28%
(h) Maturity date 4/1/2027

For a reconcilition of mortgage and other financing receivables from January 1, 2011 to December 31, 2013 see Note 10 of the Notes to Consolidated Financial Statements included in this annual report of Form 10K.

The Company feels it is not practicable to estimate the fair value of each receivable as quoted market prices are not available.

The cost of obtaining an independent valuation on these assets is deemed excessive considering the materiality of the total receivables.