Form 10-Q
period 2014-03-31
KIMCO REALTY CORP
filed 2014-05-08
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 29, 2014, the registrant had 410,593,784 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	March 31,	December 31,
	2014	2013
Assets:
Operating real estate, net of accumulated depreciation of $1,916,505 and $1,878,681, respectively	$7,291,039	$7,146,845
Investments and advances in real estate joint ventures	1,198,424	1,257,010
Real estate under development	97,990	97,818
Other real estate investments	266,584	274,641
Mortgages and other financing receivables	23,475	30,243
Cash and cash equivalents	268,911	148,768
Marketable securities	63,312	62,766
Accounts and notes receivable	158,528	164,326
Other assets	465,434	481,213
Total assets	$9,833,697	$9,663,630

Liabilities:
Notes payable	$3,305,065	$3,186,047
Mortgages payable	1,075,281	1,035,354
Dividends payable	104,670	104,496
Other liabilities	515,032	482,054
Total liabilities	5,000,048	4,807,951
Redeemable noncontrolling interests	91,319	86,153

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,961,200 shares, 102,000 shares issued and outstanding (in series)
Aggregate liquidation preference $975,000	102	102
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 410,506,232 and 409,731,058 shares, respectively	4,105	4,097
Paid-in capital	5,705,869	5,689,258
Cumulative distributions in excess of net income	(1,015,995)	(996,058)
Accumulated other comprehensive income	(76,870)	(64,982)
Total stockholders' equity	4,617,211	4,632,417
Noncontrolling interest	125,119	137,109
Total equity	4,742,330	4,769,526
Total liabilities and equity	$9,833,697	$9,663,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Revenues
Revenues from rental properties	$237,837	$218,622
Management and other fee income	9,041	8,393

Total revenues	246,878	227,015

Operating expenses
Rent	3,305	3,321
Real estate taxes	31,307	28,454
Operating and maintenance	29,672	25,669
General and administrative expenses	37,219	34,020
Provision for doubtful accounts	1,717	1,832
Impairment charges	3,832	398
Depreciation and amortization	61,231	58,976
Total operating expenses	168,283	152,670

Operating income	78,595	74,345

Other income/(expense)
Mortgage financing income	1,699	986
Interest, dividends and other investment income	50	2,641
Other expense, net	(2,218)	(3,002)
Interest expense	(50,636)	(53,497)

Income from continuing operations before income taxes, equity in income of joint ventures, gain on change in control of interests and equity in income from other real estate investments	27,490	21,473

Provision for income taxes, net	(7,730)	(15,573)
Equity in income of joint ventures, net	53,261	24,111
Gain on change in control of interests	3,744	23,170
Equity in income of other real estate investments, net	3,353	11,163

Income from continuing operations	80,118	64,344

Discontinued operations
Income from discontinued operating properties, net of tax	9,466	5,959
Impairment/loss on operating properties sold	(3,061)	(2,831)
Gain on disposition of operating properties	9,337	2,496
Income from discontinued operations	15,742	5,624

Gain on sale of operating properties, net of tax	-	540

Net income	95,860	70,508

Net income attributable to noncontrolling interests	(8,860)	(2,738)

Net income attributable to the Company	87,000	67,770

Preferred dividends	(14,573)	(14,573)

Net income available to the Company's common shareholders	$72,427	$53,197

Per common share:
Income from continuing operations:
-Basic	$0.15	$0.12
-Diluted	$0.15	$0.12
Net income attributable to the Company:
-Basic	$0.18	$0.13
-Diluted	$0.18	$0.13

Weighted average shares:
-Basic	408,367	406,662
-Diluted	409,444	407,666

Amounts attributable to the Company's common shareholders:
Income from continuing operations	$63,256	$47,872
Income from discontinued operations	9,171	5,325
Net income	$72,427	$53,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,

	2014	2013

Net income	$95,860	$70,508
Other comprehensive income:
Change in unrealized (loss)/gain on marketable securities, net	(3,678)	6,767
Change in foreign currency translation adjustment, net	(8,388)	33,010
Other comprehensive (loss)/income	(12,066)	39,777

Comprehensive income	83,794	110,285

Comprehensive income attributable to noncontrolling interests	(8,682)	(4,011)

Comprehensive income attributable to the Company	$75,112	$106,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

(in thousands)

		Accumulated
	Cumulative Distributions in Excess	Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	of Net Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2013	$(824,008)	$(66,182)	102	$102	407,782	$4,078	$5,651,170	$4,765,160	$167,320	$4,932,480

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	49	49

Comprehensive income:
Net income	67,770	-	-	-	-	-	-	67,770	2,738	70,508
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	6,767	-	-	-	-	-	6,767	-	6,767
Change in foreign currency translation adjustment	-	31,737	-	-	-	-	-	31,737	1,273	33,010

Redeemable noncontrolling interests	-	-		-	-	-	-	-	(1,415)	(1,415)
Dividends ($0.21 per common share; $0.4313 per
Class H Depositary Share and $0.3750 per
Class I Depositary Share, and $0.3438 per
Class J Depositary Share. and $0.3516 per
Class K Depositary Share, respectively)	(100,382)	-	-	-	-	-	-	(100,382)	-	(100,382)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,912)	(1,912)
Issuance of common stock	-	-	-	-	555	5	9,078	9,083	-	9,083
Surrender of restricted stock	-	-	-	-	(90)	(1)	(1,948)	(1,949)	-	(1,949)
Exercise of common stock options	-	-	-	-	376	4	5,768	5,772	-	5,772
Amortization of equity awards	-	-	-	-	-	-	3,777	3,777	-	3,777
Balance, March 31, 2013	$(856,620)	$(27,678)	102	$102	408,623	$4,086	$5,667,845	$4,787,735	$168,053	$4,955,788

Balance, January 1, 2014	$(996,058)	$(64,982)	102	$102	409,731	$4,097	$5,689,258	$4,632,417	$137,109	$4,769,526

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	-

Comprehensive income:
Net income	87,000	-	-	-	-	-	-	87,000	8,860	95,860
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	(3,678)	-	-	-	-	-	(3,678)	-	(3,678)
Change in foreign currency translation adjustment	-	(8,210)	-	-	-	-	-	(8,210)	(178)	(8,388)

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(1,693)	(1,693)
Dividends ($0.225 per common share; $0.4313 per
Class H Depositary Share and $0.3750 per
Class I Depositary Share, and $0.3438 per
Class J Depositary Share. and $0.3516 per
Class K Depositary Share, respectively)	(106,937)	-	-	-	-	-	-	(106,937)	-	(106,937)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(18,979)	(18,979)
Issuance of common stock	-	-	-	-	697	7	11,444	11,451	-	11,451
Surrender of restricted stock	-	-	-	-	(123)	(1)	(2,838)	(2,839)	-	(2,839)
Exercise of common stock options	-	-	-	-	201	2	3,301	3,303	-	3,303
Amortization of equity awards	-	-	-	-	-	-	4,704	4,704	-	4,704
Balance, March 31, 2014	$(1,015,995)	$(76,870)	102	$102	410,506	$4,105	$5,705,869	$4,617,211	$125,119	$4,742,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,

	2014	2013
Cash flow from operating activities:
Net income	$95,860	$70,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,666	62,773
Impairment charges	6,893	3,229
Gain on sale of operating properties	(9,337)	(3,577)
Equity in income of joint ventures, net	(53,261)	(24,111)
Gains on change in control of interests	(3,744)	(23,170)
Equity in income from other real estate investments, net	(3,353)	(11,163)
Distributions from joint ventures and other real estate investments	68,691	43,321
Change in accounts and notes receivable	5,799	7,030
Change in accounts payable and accrued expenses	12,340	18,277
Change in other operating assets and liabilities	(41)	6,768
Net cash flow provided by operating activities	181,513	149,885

Cash flow from investing activities:
Acquisition of operating real estate	(95,321)	(64,717)
Improvements to operating real estate	(21,990)	(18,559)
Improvements to real estate under development	(62)	(110)
Investment in marketable securities	(4,556)	(33,588)
Proceeds from sale/repayments of marketable securities	219	164
Investments and advances to real estate joint ventures	(18,988)	(41,153)
Reimbursements of investments and advances to real estate joint ventures	53,660	20,958
Investment in other real estate investments	(318)	(22,818)
Reimbursements of investments and advances to other real estate investments	3,245	1,050
Investment in mortgage loans receivable	-	(5,057)
Collection of mortgage loans receivable	6,949	6,022
Investment in other investments	-	(21,366)
Reimbursements of other investments	-	463
Proceeds from sale of operating properties	71,336	17,114
Net cash flow used for investing activities	(5,826)	(161,597)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(72,839)	(16,538)
Principal payments on rental property debt	(5,690)	(6,281)
Proceeds from mortgage loan financings	-	5,374
Proceeds under unsecured revolving credit facility, net	132,288	250,000
Proceeds from issuance of unsecured term loan/notes	-	78,118
Repayments under unsecured term loan/notes	-	(178,309)
Financing origination costs	(5,844)	(1,159)
Redemption of/distributions to noncontrolling interests	-	(2,502)
Dividends paid	(106,762)	(97,744)
Proceeds from issuance of stock	3,303	5,772
Net cash flow (used for) provided by financing activities	(55,544)	36,731

Change in cash and cash equivalents	120,143	25,019

Cash and cash equivalents, beginning of period	148,768	141,875
Cash and cash equivalents, end of period	$268,911	$166,894

Interest paid during the period (net of capitalized interest of $297 and $219, respectively)	$30,979	$37,425

Income taxes paid during the period	$9,567	$111

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and Subsidiaries, (the “Company”). The Company’s Subsidiaries includes subsidiaries which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information furnished in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2013 Annual Report on Form 10-K for the year ended December 31, 2013 ("10-K"), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements (see Footnotes 4 and 9).

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended March 31,
	2014	2013
Computation of Basic Earnings Per Share:

Income from continuing operations	$80,118	$64,344
Gain on sale of operating properties, net of tax	-	540
Net income attributable to noncontrolling interests	(8,860)	(2,738)
Discontinued operations attributable to noncontrolling interests	6,571	299
Preferred stock dividends	(14,573)	(14,573)
Income from continuing operations available to the common shareholders	63,256	47,872
Earnings attributable to unvested restricted shares	(422)	(390)
Income from continuing operations attributable to common shareholders	62,834	47,482
Income from discontinued operations attributable to the Company	9,171	5,325
Net income attributable to the Company’s common shareholders for basic earnings per share	$72,005	$52,807

Weighted average common shares outstanding	408,367	406,662

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.15	$0.12
Income from discontinued operations	0.03	0.01
Net income	$0.18	$0.13

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$62,834	$47,482
Income from discontinued operations attributable to the Company	9,171	5,325
Net income attributable to the Company’s common shareholders for diluted earnings per share	$72,005	$52,807

Weighted average common shares outstanding – basic	408,367	406,662
Effect of dilutive securities (a): Equity awards	1,077	1,004
Shares for diluted earnings per common share	409,444	407,666

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.15	$0.12
Income from discontinued operations	0.03	0.01
Net income	$0.18	$0.13

(a)

For the three months ended March 31, 2014 and 2013, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.  Additionally, there were 10,905,076 and 12,295,607 stock options that were not dilutive at March 31, 2014 and 2013, respectively.

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

New Accounting Pronouncements –

In February 2013, the FASB issued new guidance regarding liabilities, Accounting Standards Update ("ASU") 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligations. The adoption of ASU 2013-04 did not have a material impact on the Company’s financial position or results of operations.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The amendments in ASU 2014-08 are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-08 will have on future disposals.

2. Operating Property Activities

Acquisitions -

During the three months ended March 31, 2014, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Other	Total	GLA*
North Valley Leasehold	Peoria, AZ	Jan-14	$3,000	$-	$-	$3,000	-
LaSalle Properties (1)	Various	Jan-14	62,239	23,269	7,642	93,150	316
Harrisburg Land Parcel	Harrisburg, PA	Jan-14	2,550	-	-	2,550	-
Crossroads Plaza	Cary, NC	Feb-14	18,691	72,309	-	91,000	489
Quail Corners (2)	Charlotte, NC	Mar-14	9,398	17,409	4,943	31,750	110
			$95,878	$112,987	$12,585	$221,450	915

* Gross leasable area ("GLA")

(1)

The Company acquired three properties from a joint venture in which the Company has an 11% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a gain of $3.7 million from the fair value adjustment associated with the Company’s original ownership due to a change in control, which is reflected in the purchase price above in Other.

(2)

The Company acquired a 65.4% controlling ownership interest in this property and the seller retained a 34.6% noncontrolling interest in the property. The partner has the ability to put its partnership interest to the Company. As such, the Company has recorded the partners share of the property’s fair value of $4.9 million as Redeemable noncontrolling interests on the Company’s Condensed Consolidated Balance Sheets.

The aggregate purchase price of the properties acquired during the three months ended March 31, 2014 has been allocated as follows (in thousands):

Land	$63,140
Buildings	107,521
Above Market Rents	4,699
Below Market Rents	(12,616)
In-Place Leases	17,601
Building Improvements	45,103
Tenant Improvements	4,115
Mortgage Fair Value Adjustment	(8,363)
Other Assets	250
$221,450

Dispositions –

During the three months ended March 31, 2014, the Company disposed of nine operating properties, in separate transactions, for an aggregate sales price of $98.5 million, including three operating properties in Mexico. These transactions, which are included in Discontinued Operations on the Company’s Condensed Consolidated Statements of Income, resulted in an aggregate gain of $9.3 million and aggregate impairment charges of $2.2 million, before noncontrolling interests.

Impairment Charges -

During the three months ended March 31, 2014, the Company recognized an aggregate impairment charge of $3.8 million relating to its investment in two operating properties and an outparcel, which is included in Impairment charges under Operating expenses on the Company’s Condensed Consolidated Statements of Income.  The aggregate book value of these properties was $10.2 million. The estimated fair value of these properties is based upon purchase price offers aggregating $6.4 million. These impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions (see Footnote 12).

3. Discontinued Operations

The Company reports as discontinued operations, properties held-for-sale as of the end of the current period and assets sold during the period. The results of these discontinued operations are included as a separate component of income on the Condensed Consolidated Statements of Income under the caption Discontinued operations.  This reporting has resulted in certain reclassifications of 2013 financial statement amounts.

The components of income and expense relating to discontinued operations for the three months ended March 31, 2014 and 2013 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2014 and 2013 and the operations for the applicable period for those assets classified as held-for-sale as of March 31, 2014 (in thousands):

	Three Months Ended March 31,
	2014	2013
Discontinued operations:
Revenues from rental property	$11,865	$14,542
Rental property expenses	(1,387)	(4,603)
Depreciation and amortization	(435)	(3,797)
Provision for doubtful accounts	(272)	(384)
Interest expense	-	(126)
Other expense, net	(288)	(162)
Income from discontinued operating properties, before income taxes	9,483	5,470
Impairment of property carrying value	(3,061)	(2,831)
Gain on disposition of operating properties	9,337	2,496
(Provision)/benefit for income taxes, net	(17)	489
Income from discontinued operating properties	15,742	5,624
Net income attributable to noncontrolling interests	(6,571)	(299)
Income from discontinued operations attributable to the Company	$9,171	$5,325

During the three months ended March 31, 2014, the Company classified as held-for-sale two operating properties, comprising 404,393 square feet of GLA.  The aggregate book value of these properties was $35.9 million, net of accumulated depreciation of $6.7 million, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets at March 31, 2014.   The Company recognized impairment charges of $0.9 million on one of these properties. The book value of the other property did not exceed its estimated fair value, less costs to sell, and as such no impairment charge was recognized. The Company’s determination of the fair value of these properties, aggregating $38.6 million, was based upon executed contracts of sale with third parties (see Footnote 12).   In addition, the Company completed the sale of five held-for-sale operating properties during the three months ended March 31, 2014, all of which were classified as held-for-sale during 2013 (these dispositions are included in Footnote 2 above).

4. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at March 31, 2014 and December 31, 2013 (in millions, except number of properties):

	As of March 31, 2014					As of December 31, 2013
Venture	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	60	10.6	$2,726.4	$179.8	15.0%	60	10.6	$2,724.0	$179.7
Kimco Income Opportunity Portfolio (“KIR”) (2) (3)	48.6%	56	11.7	1,486.2	162.5	48.6%	57	12.0	1,496.0	163.6
Kimstone (2)	33.3%	39	5.6	1,095.2	95.2	33.3%	39	5.6	1,095.3	100.3
BIG Shopping Centers (2)*	37.9%	21	3.4	520.4	29.9	37.9%	21	3.4	520.1	29.5
The Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	6	2.4	437.4	144.0	55.0%	6	2.4	437.4	144.8
Kimco Income Fund (“KIF”) (2) (13)	39.5%	12	1.5	289.6	49.9	39.5%	12	1.5	288.7	50.6
SEB Immobilien (2)	15.0%	13	1.8	362.1	0.7	15.0%	13	1.8	361.9	0.9
Other Institutional Programs (2) (4) (5)	Various	52	1.7	372.9	13.4	Various	56	2.1	385.3	17.9
RioCan	50.0%	45	9.3	1,262.4	153.7	50.0%	45	9.3	1,314.3	156.3
Latin America (6)	Various	22	2.5	183.7	116.2	Various	28	3.7	313.2	156.7
Other Joint Venture Programs (7)	Various	73	11.4	1,516.9	253.1	Various	75	11.5	1,548.9	256.7
Total		399	61.9	$10,253.2	$1,198.4		412	63.9	$10,485.1	$1,257.0

*   Ownership % is a blended rate

The table below presents the Company’s share of net income/(loss) for the above investments which is included in the Company’s Condensed Consolidated Statements of Income in Equity in income of joint ventures, net for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended
	March 31,
	2014	2013
KimPru and KimPru II (12)	$2.6	$2.0
KIR (3)	6.8	7.1
Kimstone (8)	(1.5)	-
BIG Shopping Centers (11)	0.7	2.0
CPP	1.5	1.5
KIF	0.9	0.7
SEB Immobilien	0.3	0.3
Other Institutional Programs (5)	-	1.2
RioCan	7.8	6.2
Latin America (6) (9)	30.6	1.6
Other Joint Venture Programs (7) (10)	3.6	1.5
Total	$53.3	$24.1

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

(3)

During the three months ended March 31, 2014, KIR sold an operating property for a sales price of $5.3 million. Just prior to this transaction, the Company recognized its share of an impairment charge of $0.8 million.

(4)

During the three months ended March 31, 2014, the Company acquired three properties from a joint venture in which the Company has a noncontrolling interest for a total sales price of $93.2 million. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. As such, the Company recognized a gain of $3.7 million from the fair value adjustment associated with the Company’s original ownership due to a change in control and now consolidates these operating properties.

(5)

During the three months ended March 31, 2014, a joint venture in which the Company holds a noncontrolling interest sold an operating property for a sales price of $11.3 million and recognized a gain of $0.3 million. The Company’s share of this gain was $0.1 million.

(6)

During the three months ended March 31, 2014, the Company sold its noncontrolling interest in six operating properties located throughout Mexico for a sales price of $106.7 million. The Company recognized a gain of $28.4 million, before income taxes, associated with the transaction.

(7)

During the three months ended March 31, 2014, a joint venture in which the Company holds a noncontrolling interest sold two operating properties for an aggregate sales price of $10.0 million and recognized an aggregate gain of $0.5 million.  The Company’s share of this gain was $0.3 million.

(8)	During June 2013, Blackstone Real Estate Partners VII and the Company entered into a new joint venture (Kimstone) in which the Company owns a 33.3% noncontrolling interest.
(9)

During April 2013, the Company entered into an agreement to sell nine operating properties located throughout Mexico which are held in unconsolidated joint ventures in which the Company has noncontrolling interests. Based upon the allocation of the purchase price to the individual properties, three of these properties were expected to result in losses aggregating $4.6 million, of which the Company’s share is estimated to be $2.3 million. As such, the Company recorded impairment charges equal to its share of these estimated losses during the three months ended March 31, 2013.

(10)

During the three months ended March 31, 2013, a joint venture in which the Company has a noncontrolling interest recognized an impairment charge of $1.8 million related to the pending sale of a property. The Company’s share of this impairment charge was $0.9 million.

(11)

During the three months ended March 31, 2013, BIG recognized a gain on early extinguishment of debt of $13.7 million related to a previously impaired property that was foreclosed on by a third party lender. The Company’s share of this gain was $2.4 million.

(12)

During the three months ended March 31, 2013, KimPru recognized an impairment charge of $3.7 million related to the pending sale of a property to the Company, based on the estimated sales price. The Company’s share of this impairment charge for the three months ended March 31, 2013, was $0.5 million.

(13)

During April 2014, the Company purchased the remaining interest in KIF based on a gross purchase price of $408.0 million, including the assumption of $38.2 million of debt. Additionally, as part of this transaction, the Company repaid $118.9 million of mortgage debt encumbering nine of the properties. As a result of this transaction, the Company will consolidate these properties.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2014 and December 31, 2013 (dollars in millions):

	As of March 31, 2014			As of December 31, 2013
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**
KimPru and KimPru II	$922.7	5.53%	32.0	$923.4	5.53%	35.0
KIR	885.0	5.05%	72.2	889.1	5.05%	75.1
Kimstone	739.3	4.59%	36.6	749.9	4.62%	39.3
BIG Shopping Centers	406.5	5.39%	37.2	406.5	5.39%	40.1
CPP	137.8	5.21%	16.0	138.6	5.23%	19.0
Kimco Income Fund	157.1	5.45%	5.8	158.0	5.45%	8.7
SEB Immobilien	243.8	5.11%	40.3	243.8	5.11%	43.3
RioCan	710.5	4.78%	45.1	743.7	4.59%	48.0
Other Institutional Programs	241.5	5.36%	28.2	272.9	5.32%	31.0
Other Joint Venture Programs	1,002.6	5.35%	61.2	1,063.1	5.53%	60.6
Total	$5,446.8			$5,589.0

** Average Remaining Term includes extension options

5. Other Real Estate Investments

Preferred Equity Capital -

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program. As of March 31, 2014, the Company’s net investment under the Preferred Equity program was $234.3 million relating to 478 properties, including 390 net leased properties.  During the three months ended March 31, 2014, the Company earned $7.8 million from its preferred equity investments, including $2.2 million in profit participation earned from one capital transaction.  During the three months ended March 31, 2013, the Company earned $9.9 million from its preferred equity investments, including $4.3 million in profit participation earned from one capital transaction.

6. Variable Interest Entities

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at March 31, 2014, are two entities that are VIEs, for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

           At March 31, 2014, total assets of these ground-up development VIEs were $88.1 million and total liabilities were $0.2 million. The classification of these assets is primarily within Real estate under development and the classification of liabilities is primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating $35.6 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at March 31, 2014, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

The Company’s investment in this VIE was $18.2 million as of March 31, 2014, which is included in Real estate under development in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $19.6 million, which primarily represents the Company’s current investment and estimated future funding commitments of $1.4 million.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at March 31, 2014, is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of March 31, 2014, the Company’s investment in this VIE was a negative $11.1 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $11.1 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

7. Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of March 31, 2014, the Company had a total of 14 loans aggregating $23.5 million all of which were identified as performing loans.

During the three months ended March 31, 2014, the Company received full payment relating to two mortgage receivable loans which had an aggregate outstanding balance of $6.5 million. These loans bore interest at rates of 7.97% and 8.10% and were scheduled to mature in March 2014 and June 2019, respectively.

8. Marketable Securities and Other Investments

At March 31, 2014, the Company’s investment in marketable securities was $63.3 million which includes an aggregate unrealized gain of $22.3 million relating to marketable equity security investments.

9. Notes Payable

During the three months ended March 31, 2014, the Company established a new $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six-month options to extend the maturity date at the Company’s discretion to March 2019. This Credit Facility replaced the Company’s existing $1.75 billion unsecured revolving credit facility which was scheduled to mature in October 2015. The new Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of March 31, 2014, the Credit Facility had a balance of $326.4 million outstanding and $2.1 million appropriated for letters of credit.

During April 2014, the Company issued $500.0 million of 7-year Senior Unsecured Notes at an interest rate of 3.20% payable semi-annually in arrears which are scheduled to mature in May 1, 2021. The Company intends to use the net proceeds from the offering of $495.4 million after deducting the underwriting discount and estimated offering expenses, for general corporate purposes including to partially reduce borrowings under the Credit Facility and to pre-fund the repayment of maturing debt amounts. In connection with this issuance, the Company entered into a seventh supplemental indenture which, among other things, revised, for all securities created on or after the date of the seventh supplemental indenture, the definition of Unencumbered Total Asset Value, used to determine compliance with certain covenants within the indenture.

10. Mortgages Payable

During the three months ended March 31, 2014, the Company (i) assumed $121.4 million of individual non-recourse mortgage debt relating to the acquisition of four operating properties, including an increase of $8.4 million associated with fair value debt adjustments and (ii) paid off $72.8 million of mortgage debt that encumbered three properties.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2014 and March 31, 2013, (amounts in thousands):

	2014	2013
Balance at January 1,	$86,153	$81,076
Issuance of redeemable units/partnership interest	4,943	5,223
Fair market value adjustment, net	225	-
Other	(2)	25
Balance at March 31,	$91,319	$86,324

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable securities (1)	$63,312	$63,201	$62,766	$62,824

Notes payable (2)	$3,305,065	$3,443,546	$3,186,047	$3,333,614

Mortgages payable (3)	$1,075,281	$1,124,807	$1,035,354	$1,083,801

(1)

As of March 31, 2014 and December 31, 2013, the Company determined that $60.5 million and $59.7 million, respectively, of the Marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $2.7 million and $3.1 million, respectively, were classified within Level 3 of the fair value hierarchy.

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

The table below presents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2014	Level 1	Level 2	Level 3

Marketable equity securities	$60,462	$60,462	$-	$-

	Balance at December 31, 2013	Level 1	Level 2	Level 3

Marketable equity securities	$59,723	$59,723	$-	$-

 Assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013, are as follows (in thousands):

	Balance at March 31, 2014	Level 1	Level 2	Level 3

Real estate	$9,727	$-	$-	$9,727

	Balance at December 31, 2013	Level 1	Level 2	Level 3

Real estate	$217,529	$-	$-	$217,529
Joint venture investments	$59,693	$-	$-	$59,693
Other real estate investments	$2,050	$-	$-	$2,050
Cost method investment	$4,670	$-	$-	$4,670

During the three months ended March 31, 2014, the Company recognized impairment charges of $6.9 million of which $3.1 million, before noncontrolling interests, is included in discontinued operations. These impairment charges consist of $6.8 million related to adjustments to property carrying values and $0.1 million related to other investments. During the three months ended March 31, 2013, the Company recognized impairment charges relating to adjustments to property carrying values of $3.2 million of which $2.8 million is included in discontinued operations. The Company’s estimated fair values relating to these assets were primarily based upon estimated sales prices from third party offers relating to property carrying values. The Company does not have access to the unobservable inputs used by the third parties to determine these estimated fair values.   Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

13. Preferred Stock

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share information and par values):

As of March 31, 2014 and December 31, 2013
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

14. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013
Acquisition of real estate interests by assumption of mortgage debt	$89,718	$36,715
Acquisition of real estate interests by issuance of redeemable units/partnership interest	$4,943	$5,223
Proceeds held in escrow through sale of real estate interests	$14,885	$-
Issuance of restricted common stock	$11,451	$9,083
Surrender of restricted common stock	$(2,839)	$(1,949)
Disposition of real estate through the issuance of an unsecured obligation	$-	$3,513
Declaration of dividends paid in succeeding period	$104,670	$99,156
Consolidation of Joint Ventures:
Increase in real estate and other assets	$30,912	$114,986
Increase in mortgages payable	$23,269	$91,816

15. Incentive Plans

The Company maintains two equity participation plans, the Second Amended and Restated 1998 Equity Participation Plan (the “Prior Plan”) and the 2010 Equity Participation Plan (the “2010 Plan”) (collectively, the “Plans”).  The Prior Plan provides for a maximum of 47,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified stock options and restricted stock grants.  Effective May 1, 2012, the 2010 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified stock options and other awards, plus the number of shares of common stock which are or become available for issuance under the Prior Plan and which are not thereafter issued under the Prior Plan, subject to certain conditions.  Unless otherwise determined by the Board of Directors at its sole discretion, stock options granted under the Plans generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant.  Restricted stock grants generally vest (i) 100% on the fourth or fifth anniversary of the grant, (ii) ratably over three or four years or (iii) over ten years at 20% per year commencing after the fifth year.  Performance share awards, which vest over a period of one to three years, may provide a right to receive shares of the Company’s common stock or restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors.  In addition, the Plans provide for the granting of certain stock options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permit such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company recognized expenses associated with its equity awards of $8.1 million and $6.9 million for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, the Company had $34.2 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.4 years.

16. Accumulated Other Comprehensive Income (“AOCI”)

The following table displays the change in the components of accumulated other comprehensive income for the three months ended March 31, 2013 and 2014:

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for-Sale Investments	Total
Balance as of January 1, 2013	$(85,404)	$19,222	$(66,182)
Other comprehensive income before reclassifications	31,737	6,767	38,504
Amounts reclassified from AOCI	-	-	-
Other comprehensive income	31,737	6,767	38,504
Balance as of March 31, 2013	$(53,667)	$25,989	$(27,678)

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for-Sale Investments	Total
Balance as of January 1, 2014	$(90,977)	$25,995	$(64,982)
Other comprehensive income before reclassifications	(8,210)	(3,678)	(11,888)
Amounts reclassified from AOCI	-	-	-
Net current-period other comprehensive income	(8,210)	(3,678)	(11,888)
Balance as of March 31, 2014	$(99,187)	$22,317	$(76,870)

At March 31, 2014 the Company had a net $99.2 million, after noncontrolling interests of $5.8 million, of unrealized cumulative translation adjustment (“CTA”) losses relating to its investments in foreign entities. The CTA losses are comprised of $19.8 million of unrealized gains relating to its Canadian investments and $119.0 million of unrealized losses relating to its Latin American investments, $108.5 million of which is related to Mexico. The CTA losses result from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio. The Company may, in the near term, substantially liquidate all of its investments in this portfolio which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings.

17. Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the three months ended March 31, 2014. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, adjusted to give effect to these transactions at the beginning of 2013 and 2012, respectively.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been had the transactions occurred at the beginning of 2013 and 2012, respectively, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures).

	Three Months Ended March 31,
	2014	2013

Revenues from rental property	$239.9	$223.6
Net income	$82.1	$64.7
Net income available to the Company’s common shareholders	$58.6	$47.4

Net income available to the Company’s common shareholders per common share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms for the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) risks related to our international operations, (viii) the availability of suitable acquisition and disposition opportunities, (ix) valuation and risks related to our joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common stock, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges and (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and the risk factors discussed in Part II, Item 1A. included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, accordingly, there is no assurance that the Company’s expectations will be realized.

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of March 31, 2014, the Company had interests in 835 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 122.0 million square feet of gross leasable area (“GLA”) and 570 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 13.0 million square feet of GLA, for a grand total of 1,405 properties aggregating 135.0 million square feet of GLA, located in 42 states, Puerto Rico, Canada, Mexico, Chile and Peru.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s strategy is to be the premier owner and operator of neighborhood and community shopping centers through investments primarily in the U.S. and Canada.  To achieve this strategy the Company is (i) striving to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, (ii) simplifying its business by exiting Mexico, South America and reducing the number of joint venture investments and (iii) pursuing redevelopment opportunities within its portfolio to increase overall value. The Company also has an active capital recycling program of selling retail assets deemed non-strategic and properties within the Company’s Latin American portfolio. If the Company accepts sales prices for these assets that are less than their net carrying values, the Company would be required to take impairment charges. Additionally, the Latin America dispositions could represent the substantial liquidation of these foreign investments, which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings (see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk – Foreign Investments”).

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013

	Three Months Ended
	March 31,
	(amounts in millions)
	2014	2013	Increase	% change

Revenues from rental property (1)	$237.8	$218.6	$19.2	8.8%

Rental property expenses: (2)
Rent	$3.3	$3.3	$-	-%
Real estate taxes	31.3	28.5	2.8	9.8%
Operating and maintenance	29.7	25.7	4.0	15.6%
	$64.3	$57.5	$6.8	11.8%

Depreciation and amortization (3)	$61.2	$59.0	$2.2	3.7%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2014 and 2013, providing incremental revenues for the three months ended March 31, 2014, of $14.1 million, as compared to the corresponding period in 2013, (ii) an overall increase in the consolidated shopping center portfolio occupancy to 94.1% at March 31, 2014, as compared to 93.2% at March 31, 2013, the completion of certain development and redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the three months ended March 31, 2014, of $4.7 million, as compared to the corresponding period in 2013, and (iii) an increase in revenues relating to the Company’s Latin America portfolio of $0.4 million, for the three months ended March 31, 2014, as compared to the corresponding period in 2013.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee; (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses.  Rental property expenses increased for the three months ended March 31, 2014, as compared to the corresponding period in 2013, primarily due to (i) an increase in real estate taxes of $2.8 million, (ii) an increase in snow removal costs of $2.1 million, (iii) an increase in utilities expense of $0.9 million, and (iv) an increase in property services of $0.7 million. These increases are primarily due to acquisitions of properties during 2014 and 2013.

(3)

Depreciation and amortization increased for the three months ended March 31, 2014, as compared to the corresponding period in 2013, primarily due to operating property acquisitions during 2014 and 2013.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense and other company-specific expenses. General and administrative expenses increased $3.2 million for the three months ended March 31, 2014, as compared to the corresponding period in 2013. This increase is primarily due to an increase of $3.3 million in employee related severance costs.

During the three months ended March 31, 2014, the Company recognized impairment charges of $6.9 million of which $3.1 million, before noncontrolling interests, is included in discontinued operations. These impairment charges consist of $6.8 million related to adjustments to property carrying values and $0.1 million related to other investments. During the three months ended March 31, 2013, the Company recognized impairment charges relating to adjustments to property carrying values of $3.2 million of which $2.8 million is included in discontinued operations. The Company’s estimated fair values relating to these assets were primarily based upon estimated sales prices from third party offers relating to property carrying values. The Company does not have access to the unobservable inputs used by the third parties to determine these estimated fair values.   Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. The property carrying value impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.

Interest, dividends and other investment income decreased $2.6 million for the three months ended March 31, 2014, as compared to the corresponding period in 2013. This decrease is due to (i) a decrease in other investment income of $2.1 million relating to the receipt of excess cash distributions during 2013 relating to a cost method investment and (ii) a decrease in dividend income of $0.4 million due to the sale of certain marketable securities during 2013.

Interest expense decreased $2.9 million for the three months ended March 31, 2014, as compared to the corresponding period in 2013.  This decrease is primarily related to lower interest rates on borrowings during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Provision for income taxes, net decreased $7.8 million for the three months ended March 31, 2014, as compared to the corresponding period in 2013. This change is primarily due to (i) a decrease in tax provision of $9.1 million relating to a change in control gain recognized during the three months ended March 31, 2013, (ii) a tax benefit of $2.3 million relating to a decrease in equity in income recognized in connection with the Company’s Albertson’s investment, (iii) an increase in tax benefit of $1.2 million related to impairments taken during the three months ended March 31, 2014, as compared to the corresponding period in 2013, partially offset by, (iv) an increase in foreign tax expense of $5.6 million primarily relating to the sale of nine properties within the Company’s Latin American portfolio.

Equity in income of joint ventures, net increased $29.2 million for the three months ended March 31, 2014, as compared to the corresponding period in 2013. This increase is primarily the result of an increase in gains of $29.5 million, resulting from the sale of properties within various joint venture investments and interests in joint ventures primarily located in Mexico, during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

During the three months ended March 31, 2014, the Company acquired three properties from joint ventures in which the Company had a noncontrolling interest.  The Company recorded an aggregate gain on change in control of interests of $3.7 million related to the fair value adjustment associated with its original ownership of these properties.

During the three months ended March 31, 2013, the Company acquired two properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded an aggregate gain on change in control of interests of $23.2 million related to the fair value adjustment associated with its original ownership of these properties.

Equity in income from other real estate investments, net decreased $7.8 million for the three months ended March 31, 2014, as compared to the corresponding period in 2013. This decrease is primarily due to (i) a decrease of $5.8 million in equity in income, resulting from net losses in the Albertson’s joint venture during the three months ended March 31, 2014, as compared to the corresponding period in 2013 and (ii) a decrease of $2.2 million in earnings from the Company’s Preferred Equity Program primarily resulting from the sale of the Company’s interests in certain preferred equity investments during 2013.

During the three months ended March 31, 2014, the Company disposed of nine operating properties, in separate transactions, for an aggregate sales price of $98.5 million, including three operating properties in Mexico. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $9.3 million and aggregate impairment charges of $2.2 million, before noncontrolling interests.

During the three months ended March 31, 2013, the Company disposed of two operating properties, in separate transactions, for an aggregate sales price of $10.3 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $2.5 million.

Net income attributable to the Company was $87.0 million and $67.8 million for the three months ended March 31, 2014 and 2013, respectively. On a diluted per share basis, net income was $0.18 for the three month period ended March 31, 2014, as compared to $0.13 for the three month period ended March 31, 2013. These changes are primarily attributable to (i) incremental earnings due to increased profitability from the Company’s operating properties and the acquisition of operating properties during 2014 and 2013, (ii) an increase in gains on sale of operating properties, including properties within joint venture investments and (iii) a decrease in provision for income taxes, net partially offset by, (iv) a decrease in gain on change in control of interests.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At March 31, 2014, the Company’s five largest tenants were TJX Companies, The Home Depot, Wal-Mart, Bed Bath & Beyond and Kohls, which represented 3.1%, 2.8%, 2.2%, 1.7% and 1.7%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility with bank commitments of $1.75 billion which can be increased to $2.25 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Net cash flow provided by operating activities	$181.5	$149.9
Net cash flow used for investing activities	$(5.8)	$(161.6)
Net cash flow (used for)/provided by financing activities	$(55.5)	$36.7

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the three months ended March 31, 2014, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2014 and 2013, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) operational distributions from the Company’s joint venture programs.

Cash flows provided by operating activities for the three months ended March 31, 2014, were $181.5 million, as compared to $149.9 million for the comparable period in 2013.  This increase of $31.6 million is primarily attributable (i) to higher operational income from operating properties including properties acquired during 2014 and 2013 and (ii) increased operational distributions from joint ventures and other real estate investments, partially offset by changes in accounts payable and accrued expenses and operating assets and liabilities due to timing of payments and receipts.

Investing Activities

Cash flows used for investing activities for the three months ended March 31, 2014, was $5.8 million, as compared to $161.6 million for the comparable period in 2013. This change of $155.8 million resulted primarily from (i) an increase in proceeds from the sale of operating properties of $54.2 million, (ii) an increase in reimbursements of investments and advances to real estate joint ventures of $32.7 million, (iii) a decrease in investment in marketable securities of $29.0 million, (iv) a decrease in investment in other real estate investments of $22.5 million, (v) a decrease in investments and advances to real estate joint ventures of $22.2 million, (vi) a decrease in other investments of $21.4 million and (vii) a decrease in investment in mortgage loan receivable of $5.1 million, partially offset by (viii) an increase in acquisition of operating real estate of $30.6 million.

Acquisitions of Operating Real Estate

During the three months ended March 31, 2014 and 2013, the Company expended $95.3 million and $64.7 million, respectively, towards the acquisition of operating real estate properties. The Company’s strategy is to continue to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates acquiring approximately $500.0 million to $1.0 billion of operating properties during 2014. The Company intends to fund these acquisitions with proceeds from sales of the Company’s non-strategic properties, cash flow from operating activities, assumption of mortgage debt, if applicable, and availability under the Company’s revolving line of credit.

Improvements to Operating Real Estate -

During the three months ended March 31, 2014 and 2013, the Company expended $22.0 million and $18.6 million, respectively, towards improvements to operating real estate. These amounts are made up of the following (in thousands):

	The Three Months Ended March 31,
	2014	2013
Redevelopment/renovations	$8,740	$3,722
Tenant improvements/tenant allowances	12,081	9,104
Other	1,169	5,733
Total	$21,990	$18,559

Additionally, during the three months ended March 31, 2014 and 2013, the Company capitalized interest of $0.3 million and $0.2 million, respectively, and capitalized payroll of $0.4 million and $0.1 million, respectively, in connection with the Company’s improvements of real estate.

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

Investments and Advances to Real Estate Joint Ventures -

During the three months ended March 31, 2014, the Company expended $19.0 million for investments and advances to real estate joint ventures and received $53.7 million from reimbursements of investments and advances to real estate joint ventures, including refinancing of debt and sales of properties.

Dispositions and Transfers-

During the three months ended March 31, 2014 the Company received net proceeds of $71.3 million relating to the sale of various operating properties.

Financing Activities

Cash flows used for financing activities for the three months ended March 31, 2014, were $55.5 million, as compared to cash provided by financing activities $36.7 million for the comparable period in 2013.  This change of $92.3 million resulted primarily from (i) a decrease in borrowings under the Company’s unsecured revolving credit facility of $117.7 million, (ii) an increase in principal payments of $55.7 million, (iii) an increase in dividends paid of $9.0 million, (iv) a decrease in proceeds from mortgage loan financing of $5.4 million and (v) an increase in financing origination costs of $4.7 million, primarily related to the Company’s new credit facility, partially offset by, (vi) a decrease in proceeds/repayments, net under unsecured term loan/notes of $100.2 million.

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

Debt maturities for the remainder of 2014 consist of: $359.6 million of consolidated debt; $349.0 million of unconsolidated joint venture debt and $55.9 million of debt on properties included in the Company’s preferred equity program, assuming the utilization of extension options where available.  The 2014 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facility (which at March 31, 2014, had $1.4 billion available) and debt refinancing.  The 2014 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its investment-grade debt ratings.   The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $9.8 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

During the three months ended March 31, 2014, the Company established a new $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six month options to extend the maturity date at the Company’s discretion to March 2019. This Credit Facility replaced the Company’s existing $1.75 billion unsecured revolving credit facility which was scheduled to mature in October 2015. The new Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of March 31, 2014, the Credit Facility had a balance of $326.4 million outstanding and $2.1 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 3/31/14
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	39%
Total Priority Indebtedness to GAV	<35%	8%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.02x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.94x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of March 17, 2014, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2014.

The Company has a 1.0 billion Mexican peso (“MXN”) term loan which matures in March 2018. This term loan bears interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35% (5.14% as of March 31, 2014). The Company has the option to swap this rate to a fixed rate at any time during the term of the loan.  As of March 31, 2014, the outstanding balance on this new term loan was MXN 1.0 billion (USD $76.4 million).  The Mexican term loan covenants are similar to the Credit Facility covenants described above.

The Company also has a $400.0 million unsecured term loan with a consortium of banks, which accrues interest at LIBOR plus 105 basis points (1.21% as of March 31, 2014).  The term loan was scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017. During January 2014, the Company exercised its option to extend the maturity date to April 17, 2015. Pursuant to the terms of the term loan credit agreement, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios.  The term loan covenants are similar to the Credit Facility covenants described above.

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

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 3/31/14(1)
Consolidated Indebtedness to Total Assets	<60%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	9%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.9x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.6x

(1)	Calculated using the updated definition of Unencumbered Total Asset Value, as defined in the Seventh Supplemental Indenture.

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fifth Supplemental Indenture dated as of September 24, 2009; the Fifth Supplemental Indenture dated as of October 31, 2006; the Sixth Supplemental Indenture dated as of May 23, 2013 filed in the Company's Current Report on Form 8-K dated May 23, 2013; Seventh Supplemental Indenture dated as of April 24, 2014 filed in the Company's Current Report on Form 8-K dated April 24, 2014 and First Supplemental Indenture dated October 31, 2006, as filed with the U.S. Securities and Exchange Commission.

During April 2014, the Company issued $500.0 million of 7-year Senior Unsecured Notes at an interest rate of 3.20% payable semi-annually in arrears which are scheduled to mature in May 1, 2021. The Company intends to use the net proceeds from the offering of $495.4 million after deducting the underwriting discount and estimated offering expenses, for general corporate purposes including (i) partially reducing borrowings ($326.4 million as of March 31, 2014) under the Company’s Credit Facility maturing in October 2018, which borrowings bear interest at a rate of one-month LIBOR plus 0.925% (1.05% as of March 31, 2014), and (ii) pre-funding near-term maturities, including one or more of the Company’s (a) $100 million aggregate principal amount of 5.95% Senior Notes due June 2014, (b) $194.6 million aggregate principal amount of 4.82% Senior Notes due June 2014 and (c) $97.6 million of mortgage debt maturing during the remainder of 2014 with a weighted average interest rate of 6.14%. In connection with this issuance, the Company entered into a seventh supplemental indenture which, among other things, revised, for all securities created on or after the date of the seventh supplemental indenture, the definition of Unencumbered Total Asset Value used to determine compliance with certain covenants within the indenture. Such change in definition was utilized when calculating the covenants noted above.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of March 31, 2014, the Company had over 390 unencumbered property interests in its portfolio.

During the three months ended March 31, 2014, the Company (i) assumed $121.4 million of individual non-recourse mortgage debt relating to the acquisition of four operating properties, including an increase of $8.4 million associated with fair value debt adjustments and (ii) paid off $72.8 million of mortgage debt that encumbered three properties.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the three months ended March 31, 2014 and 2013 were $106.8 million and $97.7 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.225 per common share payable to shareholders of record on April 3, 2014, which was paid on April 15, 2014. The Board of Directors declared a quarterly cash dividend of $0.225 per common share payable to shareholders of record on July 3, 2014, which is scheduled to be paid on July 15, 2014.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three months ended March 31, 2014 and 2013, is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2013
Net income available to common shareholders	$72,427	$53,197
Gain on disposition of operating property, net of noncontrolling interests	(9,337)	(3,036)
Gain on disposition of joint venture operating properties, net of tax	(23,465)	(13,303)
Depreciation and amortization - real estate related	59,481	60,784
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	26,523	32,961
Impairment of operating properties, net of tax and noncontrolling interests	12,764	4,276
FFO	138,393	134,879
Transactional (income)/expense:
Profit participation from other real estate investments, net	(2,214)	(3,936)
Transactional losses from other real estate investments	3,497	-
(Gains)/loss from land sales	(357)	147
Acquisition costs	1,525	1,755
Severance costs	1,433	-
Excess distribution from a cost method investment	-	(1,279)
Impairment of other investments	146	349
Mortgage receivable prepayment income	(1,127)	-
Other (income)/expense, net	(476)	265
Total transactional charges/(income), net	2,427	(2,699)
FFO as adjusted	$140,820	$132,180
Weighted average shares outstanding for FFO calculations:
Basic	408,367	406,662
Units	1,522	1,524
Dilutive effect of equity awards	2,952	2,668
Diluted	412,841 (1)	410,854 (1)

FFO per common share – basic	$0.34	$0.33
FFO per common share – diluted	$0.34 (1)	$0.33 (1)
FFO as adjusted per common share – basic	$0.34	$0.32
FFO as adjusted per common share – diluted	$0.34 (1)	$0.32 (1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $733 and $640 for the three months ended March 31, 2014 and 2013, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of the Company’s Net income from continuing operations to Same Property NOI (in thousands):

	Three Months Ended March 31,
	2014	2013
Income from continuing operations	$80,118	$64,344
Adjustments:
Management and other fee income	(9,041)	(8,393)
General and administrative expenses	37,219	34,020
Impairment of property carrying values	3,832	398
Depreciation and amortization	61,231	58,976
Other expense, net	51,105	52,872
Provision for income taxes, net	7,730	15,573
Gain on change in control of interests	(3,744)	(23,170)
Equity in income of other real estate investments, net	(3,353)	(11,163)
Non same property net operating income	(16,767)	(27,161)
Non-operational expense from joint ventures, net	29,706	78,261
Same Property NOI	$238,036	$234,557

Same Property NOI increased by $3.5 million or 1.5% for the three months ended March 31, 2014, as compared to the corresponding period in 2013. This increase is primarily the result of (i) an increase of $6.3 million related to lease-up and rent commencements in the U.S. and Latin America, partially offset by (ii) the impact from changes in foreign currency exchange rates of $2.4 million and (iii) a decrease of $0.4 million in other property income.

Leasing Activity

During the three months ended March 31, 2014, the Company executed 251 leases totaling over 2.7 million square feet in the Company’s consolidated operating portfolio comprised of 81 new leases and 170 renewals and options. The leasing costs associated with these leases are anticipated to aggregate $7.2 million or $16.17 per square foot. These costs include $5.4 million of tenant improvements and $1.8 million of leasing commissions.

Tenant Lease Expirations

The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	217	849	13,371	2.0%
2014	398	1,626	27,739	4.1%
2015	705	4,298	62,289	9.2%
2016	738	5,692	73,802	10.9%
2017	781	7,337	92,972	13.7%
2018	742	6,332	85,871	12.7%
2019	495	5,337	65,312	9.6%
2020	210	3,000	36,675	5.4%
2021	187	2,487	30,267	4.5%
2022	188	2,186	29,737	4.4%
2023	197	2,272	31,587	4.7%
2024	157	3,294	38,948	5.7%

(1) Leases currently under month to month lease or in process of renewal

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of March 31, 2014, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Mexican pesos (MXN) and Chilean pesos (CLP) as indicated by geographic description (amounts are USD equivalent in millions).

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$65.0	$165.0	$301.6	$270.8	$36.8	$167.6	$1,006.8	$1,051.2
Average Interest Rate	6.56%	5.26%	6.45%	6.22%	4.85%	5.06%	5.91%

Variable Rate	$-	$6.0	$-	$1.9	$20.9	$-	$28.8	$28.3
Average Interest Rate	-	0.08%	-	4.00%	3.01%	-	2.46%

Unsecured Debt
Fixed Rate	$294.6	$350.0	$300.0	$290.9	$300.0	$650.0	$2,185.5	$2,322.4
Average Interest Rate	5.20%	5.29%	5.78%	5.70%	4.30%	4.86%	5.14%

Variable Rate	$-	$400.0	$-	$-	$314.7	$-	$714.7	$690.4
Average Interest Rate	-	1.21%	-	-	1.05%	-	1.14%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$-	$-	$-	$-	$135.7	$181.0	$316.7	$339.3
Average Interest Rate	-	-	-	-	5.99%	3.86%	4.77%

Variable Rate	$-	$-	$-	$-	$11.8	$-	$11.8	$11.3
Average Interest Rate	-	-	-	-	2.15%	-	2.15%

Mexican Pesos Denominated

Unsecured Debt
Variable Rate	$-	$-	$-	$-	$76.4	$-	$76.4	$80.2
Average Interest Rate	-	-	-	-	5.14%	-	5.14%

Chilean Pesos Denominated

Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$39.7	$39.7	$45.3
Average Interest Rate	-	-	-	-	-	5.68%	5.68%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $2.2 million for the three months ended March 31, 2014, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments and respective cumulated translation adjustments (“CTA”) as of March 31, 2014.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents, CTA balances are shown in U.S. dollars:

Foreign Investment (in millions)
Country	Local Currency	US Dollars	CTA Gain/(Loss)
Mexican real estate investments (MXN)	4,501.1	$344.8	$(108.5)
Canadian real estate joint venture and marketable securities investments (CAD)	420.7	$380.7	$19.8
Chilean real estate investments (CLP)	33,524.7	$60.9	$(10.6)
Peruvian real estate investments (Peruvian Nuevo Sol)	15.6	$5.6	$0.1

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

 CTAs result from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment and are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. Based on the Company’s foreign investment balances at March 31, 2014, a favorable overall exchange rate fluctuation of 10% would decrease the aggregate CTA net loss balance by approximately $88.0 million, whereas, an unfavorable overall exchange rate fluctuation of 10% would increase the aggregate CTA net loss balance by approximately $72.0 million.

Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio and the Company may, in the near term, substantially liquidate all of its investments in this portfolio which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings. At March 31, 2014, the aggregate CTA net loss balance relating to the Company’s Latin American portfolio is $119.0 million. Based on the Company’s foreign investment balances in Latin America at March 31, 2014, a favorable overall exchange rate fluctuation of 10% would decrease the aggregate CTA net loss balance by approximately $45.7 million, whereas, an unfavorable overall exchange rate fluctuation of 10% would increase the aggregate CTA net loss balance by approximately $37.4 million.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

4.1

Seventh Supplemental Indenture, dated April 24, 2014, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee (filed with the Company’s Current Report on Form 8-K on April 24, 2014)

10.1

Amended and Restated Credit Agreement, dated as of March 17, 2014, among Kimco Realty Corporation, a Maryland corporation, the subsidiaries of Kimco from time to time parties thereto, the several banks, financial institutions and other entities from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders thereunder. (filed with the Company’s Current Report on Form 8-K on March 20, 2014)

10.2

First Amendment, dated as of March 17, 2014, to the Credit Agreement, dated as of April 17, 2012, among Kimco Realty Corporation, a Maryland corporation, the several banks, financial institutions and other entities from time to time party thereto, and PNC Bank, National Association, as administrative agent for the Lenders thereunder. (filed with the Company’s Current Report on Form 8-K on March 20, 2014)

10.3

Underwriting Agreement, dated as of April 14, 2014, by and among Kimco Realty Corporation and Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Securities, LLC. (filed with the Company’s Current Report on Form 8-K on April 15, 2014)

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

KIMCO REALTY CORPORATION

May 8, 2014	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

May 8, 2014	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer