Form 10-Q
period 2014-06-30
KIMCO REALTY CORP
filed 2014-08-01
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 23, 2014, the registrant had 411,056,083 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	June 30,	December 31,
	2014	2013
Assets:
Operating real estate, net of accumulated depreciation of $1,941,902 and $1,878,681, respectively	$7,752,897	$7,146,845
Investments and advances in real estate joint ventures	1,128,254	1,257,010
Real estate under development	79,760	97,818
Other real estate investments	264,687	274,641
Mortgages and other financing receivables	23,467	30,243
Cash and cash equivalents	192,183	148,768
Marketable securities	75,019	62,766
Accounts and notes receivable	162,148	164,326
Other assets	511,957	481,213
Total assets	$10,190,372	$9,663,630

Liabilities:
Notes payable	$3,533,306	$3,186,047
Mortgages payable	1,197,065	1,035,354
Dividends payable	104,786	104,496
Other liabilities	515,133	482,054
Total liabilities	5,350,290	4,807,951
Redeemable noncontrolling interests	91,363	86,153

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,961,200 shares, 102,000 shares issued and outstanding (in series) Aggregate liquidation preference $975,000	102	102
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 411,019,382 and 409,731,058 shares, respectively	4,110	4,097
Paid-in capital	5,715,543	5,689,258
Cumulative distributions in excess of net income	(1,033,535)	(996,058)
Accumulated other comprehensive income	(59,592)	(64,982)
Total stockholders' equity	4,626,628	4,632,417
Noncontrolling interests	122,091	137,109
Total equity	4,748,719	4,769,526
Total liabilities and equity	$10,190,372	$9,663,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues
Revenues from rental properties	$251,723	$218,070	$484,592	$431,999
Management and other fee income	8,526	9,049	17,567	17,442

Total revenues	260,249	227,119	502,159	449,441

Operating expenses
Rent	3,498	3,376	6,803	6,697
Real estate taxes	32,521	27,640	63,655	55,929
Operating and maintenance	31,394	27,074	60,041	51,751
General and administrative expenses	28,827	31,319	66,008	65,321
Provision for doubtful accounts	1,901	3,019	3,610	4,895
Impairment charges	88,373	24,839	90,643	25,237
Depreciation and amortization	65,963	58,673	125,647	116,385
Total operating expenses	252,477	175,940	416,407	326,215

Operating income	7,772	51,179	85,752	123,226

Other income/(expense)
Mortgage financing income	428	1,430	2,127	2,416
Interest, dividends and other investment income	411	6,479	450	9,048
Other expense, net	(322)	(1,840)	(2,541)	(4,838)
Interest expense	(52,821)	(55,018)	(103,421)	(108,476)

Income/(loss) from continuing operations before income taxes, equity in income of joint ventures, gain/(loss) on change in control of interests and equity in income from other real estate investments	(44,532)	2,230	(17,633)	21,376

Benefit/(provision) for income taxes, net	586	12,204	(7,539)	(3,127)
Equity in income of joint ventures, net	45,025	59,504	98,286	83,616
Gain/(loss) on change in control of interests, net	65,598	(1,459)	69,342	21,711
Equity in income of other real estate investments, net	7,014	8,200	10,367	19,363

Income from continuing operations	73,691	80,679	152,823	142,939

Discontinued operations
Income from discontinued operating properties, net of tax	2,299	9,095	13,688	17,138
Impairment/loss on operating properties sold, net of tax	(4,636)	(38,371)	(8,634)	(41,202)
Gain on disposition of operating properties, net of tax	20,207	1,869	29,544	4,365
Income/(loss) from discontinued operations	17,870	(27,407)	34,598	(19,699)

Gain on sale of operating properties, net of tax	389	-	389	540

Net income	91,950	53,272	187,810	123,780

Net income attributable to noncontrolling interests	(2,438)	(2,133)	(11,298)	(4,871)

Net income attributable to the Company	89,512	51,139	176,512	118,909

Preferred dividends	(14,573)	(14,573)	(29,147)	(29,147)

Net income available to the Company's common shareholders	$74,939	$36,566	$147,365	$89,762

Per common share:
Income from continuing operations:
-Basic	$0.14	$0.16	$0.29	$0.27
-Diluted	$0.14	$0.16	$0.29	$0.27
Net income attributable to the Company:
-Basic	$0.18	$0.09	$0.36	$0.22
-Diluted	$0.18	$0.09	$0.36	$0.22

Weighted average shares:
-Basic	408,902	407,640	408,636	407,154
-Diluted	410,005	408,831	409,682	408,163

Amounts attributable to the Company's common shareholders:
Income from continuing operations	$57,871	$64,386	$120,166	$110,296
Income from discontinued operations	17,068	(27,820)	27,199	(20,534)
Net income	$74,939	$36,566	$147,365	$89,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

 .

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Net income	$91,950	$53,272	$187,810	$123,780
Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities, net	11,789	(540)	8,111	6,228
Change in foreign currency translation adjustment, net	5,493	(35,515)	(2,896)	(2,504)
Other comprehensive income/(loss)	17,282	(36,055)	5,215	3,724

Comprehensive income	109,232	17,217	193,025	127,504

Comprehensive income attributable to noncontrolling interests	(2,441)	(200)	(11,123)	(4,211)

Comprehensive income attributable to the Company	$106,791	$17,017	$181,902	$123,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	of Net Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2013	$(824,008)	$(66,182)	102	$102	407,782	$4,078	$5,651,170	$4,765,160	$167,320	$4,932,480

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	858	858

Comprehensive income:
Net income	118,909	-	-	-	-	-	-	118,909	4,871	123,780
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	6,228	-	-	-	-	-	6,228	-	6,228
Change in foreign currency translation adjustment	-	(1,844)	-	-	-	-	-	(1,844)	(660)	(2,504)

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(3,222)	(3,222)
Dividends ($0.42 per common share; $0.8625 per Class H Depositary Share and $0.7500 per Class I Depositary Share, and $0.6875 per Class J Depositary Share. and $0.7032 per Class K Depositary Share, respectively)	(200,971)		-	-	-	-	-	(200,971)	-	(200,971)
Distributions to noncontrolling interests	-		-	-	-	-	-	-	(5,063)	(5,063)
Issuance of common stock	-		-	-	560	5	9,208	9,213	-	9,213
Surrender of restricted stock	-		-	-	(212)	(2)	(3,174)	(3,176)	-	(3,176)
Exercise of common stock options	-		-	-	1,487	15	27,927	27,942	-	27,942
Acquisition of noncontrolling interests	-		-	-	-	-	(5,430)	(5,430)	(20,096)	(25,526)
Amortization of equity awards	-		-	-	-	-	6,242	6,242	-	6,242
Balance, June 30, 2013	$(906,070)	$(61,798)	102	$102	409,617	$4,096	$5,685,943	$4,722,273	$144,008	$4,866,281

Balance, January 1, 2014	$(996,058)	$(64,982)	102	$102	409,731	$4,097	$5,689,258	$4,632,417	$137,109	$4,769,526

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	2,313	2,313

Comprehensive income:
Net income	176,512	-	-	-	-	-	-	176,512	11,298	187,810
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	8,111	-	-	-	-	-	8,111	-	8,111
Change in foreign currency translation adjustment	-	(2,721)	-	-	-	-	-	(2,721)	(175)	(2,896)

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(3,224)	(3,224)
Dividends ($0.45 per common share; $0.8625 per Class H Depositary Share and $0.7500 per Class I Depositary Share, and $0.6875 per Class J Depositary Share. and $0.7032 per Class K Depositary Share, respectively)	(213,989)	-	-	-	-	-	-	(213,989)	-	(213,989)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(24,464)	(24,464)
Issuance of common stock	-	-	-	-	697	7	11,444	11,451	-	11,451
Surrender of restricted stock	-	-	-	-	(175)	(2)	(3,727)	(3,729)	-	(3,729)
Exercise of common stock options	-	-	-	-	766	8	12,328	12,336	-	12,336
Acquisition of noncontrolling interests	-	-	-	-	-	-	(53)	(53)	(766)	(819)
Amortization of equity awards	-	-	-	-	-	-	6,293	6,293	-	6,293
Balance, June 30, 2014	$(1,033,535)	$(59,592)	102	$102	411,019	$4,110	$5,715,543	$4,626,628	$122,091	$4,748,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,

	2014	2013
Cash flow from operating activities:
Net income	$187,810	$123,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,296	127,042
Impairment charges	99,952	81,546
Gain on sale of operating properties	(30,907)	(5,446)
Equity in income of joint ventures, net	(98,286)	(83,616)
Gains on change in control of interests	(69,342)	(21,711)
Equity in income from other real estate investments, net	(10,367)	(19,363)
Distributions from joint ventures and other real estate investments	125,694	82,245
Change in accounts and notes receivable	2,178	11,142
Change in accounts payable and accrued expenses	(1,294)	6,755
Change in other operating assets and liabilities	(8,637)	(36,846)
Net cash flow provided by operating activities	326,097	265,528

Cash flow from investing activities:
Acquisition of operating real estate	(362,160)	(145,303)
Improvements to operating real estate	(52,875)	(49,497)
Improvements to real estate under development	(107)	(326)
Investment in marketable securities	(4,556)	(33,588)
Proceeds from sale/repayments of marketable securities	219	10,758
Investments and advances to real estate joint ventures	(46,644)	(239,903)
Reimbursements of investments and advances to real estate joint ventures	113,757	295,186
Investment in other real estate investments	(1,372)	(23,227)
Reimbursements of investments and advances to other real estate investments	12,907	1,200
Investment in mortgage loans receivable	-	(11,017)
Collection of mortgage loans receivable	7,115	8,779
Investment in other investments	-	(21,366)
Reimbursements of other investments	-	463
Proceeds from sale of operating properties	161,737	110,389
Net cash flow used for investing activities	(171,979)	(97,452)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(233,800)	(66,206)
Principal payments on rental property debt	(11,060)	(12,094)
Proceeds from mortgage loan financings	-	17,374
Proceeds/(repayments) under unsecured revolving credit facility, net	143,060	(62,966)
Proceeds from issuance of unsecured term loan/notes	500,000	428,118
Repayments under unsecured term loan/notes	(294,570)	(253,225)
Financing origination costs	(11,911)	(6,096)
Redemption of/distributions to noncontrolling interests, net	(1,059)	(27,184)
Dividends paid	(213,699)	(199,164)
Proceeds from issuance of stock	12,336	27,942
Net cash flow used for financing activities	(110,703)	(153,501)

Change in cash and cash equivalents	43,415	14,575

Cash and cash equivalents, beginning of period	148,768	141,875
Cash and cash equivalents, end of period	$192,183	$156,450

Interest paid during the period (net of capitalized interest of $737 and $579, respectively)	$102,478	$108,906

Income taxes paid during the period	$10,465	$798

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and Subsidiaries, (the “Company”). The Company’s Subsidiaries includes subsidiaries which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information furnished in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2013 Annual Report on Form 10-K for the year ended December 31, 2013 ("10-K"), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements. (See Footnote 4).

Income Taxes -

The Company elected status as a Real Estate Investment Trust (a “REIT”) for federal income tax purposes beginning in its taxable year ended December 31, 1991 and operates in a manner that enables the Company to maintain its status as a REIT.  As a REIT, the Company must distribute at least 90 percent of its taxable income and will not pay federal income taxes on the amount distributed to its shareholders.  Therefore, the Company is not subject to federal income taxes if it distributes 100 percent of its taxable income.   Most states, where the Company holds investments in real estate, conform to the federal rules recognizing REITs.  Certain subsidiaries have made a joint election with the Company to be treated as taxable REIT subsidiaries (“TRS”), which permit the Company to engage in certain business activities in which the REIT may not conduct directly.  A TRS is subject to federal and state income taxes on the income from these activities and the Company includes a provision for taxes in its condensed consolidated financial statements.  The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiary. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Computation of Basic Earnings Per Share:
Income from continuing operations	$73,691	$80,679	$152,823	$142,939
Gain on sale of operating properties, net of tax	389	-	389	540
Net income attributable to noncontrolling interests	(2,438)	(2,133)	(11,298)	(4,871)
Discontinued operations attributable to noncontrolling interests	802	413	7,399	835
Preferred stock dividends	(14,573)	(14,573)	(29,147)	(29,147)
Income from continuing operations available to the common shareholders	57,871	64,386	120,166	110,296
Earnings attributable to unvested restricted shares	(410)	(352)	(819)	(705)
Income from continuing operations attributable to common shareholders	57,461	64,034	119,347	109,591
Income/(loss) from discontinued operations attributable to the Company	17,068	(27,820)	27,199	(20,534)
Net income attributable to the Company’s common shareholders for basic earnings per share	$74,529	$36,214	$146,546	$89,057

Weighted average common shares outstanding	408,902	407,640	408,636	407,154

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.14	$0.16	$0.29	$0.27
Income/(loss) from discontinued operations	0.04	(0.07)	0.07	(0.05)
Net income	$0.18	$0.09	$0.36	$0.22

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$57,461	$64,034	$119,347	$109,591
Income/(loss) from discontinued operations attributable to the Company	17,068	(27,820)	27,199	(20,534)
Net income attributable to the Company’s common shareholders for diluted earnings per share	$74,529	$36,214	$146,546	$89,057

Weighted average common shares outstanding – basic	408,902	407,640	408,636	407,154
Effect of dilutive securities (a):
Equity awards	1,103	1,191	1,046	1,009
Shares for diluted earnings per common share	410,005	408,831	409,682	408,163

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.14	$0.16	$0.29	$0.27
Income/(loss) from discontinued operations	0.04	(0.07)	0.07	(0.05)
Net income	$0.18	$0.09	$0.36	$0.22

(a)

For the three and six months ended June 30, 2014 and 2013, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.  Additionally, there were 8,952,148 and 9,070,328 stock options that were not dilutive at June 30, 2014 and 2013, respectively.

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

New Accounting Pronouncements –

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

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

In February 2013, the FASB issued new guidance regarding liabilities, ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligations. The adoption of ASU 2013-04 did not have a material impact on the Company’s financial position or results of operations.

2. Operating Property Activities

Acquisitions -

During the six months ended June 30, 2014, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Other	Total	GLA*
North Valley Leasehold	Peoria, AZ	Jan-14	$3,000	$-	$-	$3,000	-
LaSalle Properties (3 properties)	Various (1)	Jan-14	62,239	23,269	7,642	93,150	316
Harrisburg Land Parcel	Harrisburg, PA	Jan-14	2,550	-	-	2,550	-
Crossroads Plaza	Cary, NC	Feb-14	18,691	72,309	-	91,000	489
Quail Corners	Charlotte, NC (2)	Mar-14	9,398	17,409	4,943	31,750	110
KIF 1 Portfolio (12 properties)	Various (3)	Apr-14	128,699	157,010	122,291	408,000	1,589
Fountain at Arbor Lakes (2 Land Parcels)	Maple Grove, MN	Apr-14	900	-	-	900	-
Boston Portfolio (24 properties)	Various	Apr-14	149,486	120,514	-	270,000	1,426
Vinnin Square	Swampscott, MA	May-14	2,550	-	-	2,550	6
			$377,513	$390,511	$134,876	$902,900	3,936

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

(3)

The Company acquired from its partners the remaining ownership interest in a joint venture which holds 12 encumbered properties for which the Company had a 39.1% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain of $65.6 million from the fair value adjustment associated with the Company’s original ownership due to a change in control, which is reflected in the purchase price above in Other. Subsequently, the Company repaid $128.4 million in debt encumbering ten of the properties. Additionally, during June 2014, the Company sold one of the properties to a third party.

The aggregate purchase price of the properties acquired during the six months ended June 30, 2014, has been preliminarily allocated as follows (in thousands):

Land	$257,277
Buildings	428,521
Above Market Rents	19,131
Below Market Rents	(51,359)
In-Place Leases	71,655
Building Improvements	183,619
Tenant Improvements	16,751
Mortgage Fair Value Adjustment	(22,944)
Other Assets	249
$902,900

Dispositions –

During the six months ended June 30, 2014, the Company disposed of 18 operating properties, in separate transactions, for an aggregate sales price of $199.8 million, including five operating properties in Mexico. These transactions, which are included in Discontinued Operations on the Company’s Condensed Consolidated Statements of Income, resulted in an aggregate gain of $30.3 million, before income taxes and noncontrolling interests and aggregate impairment charges of $3.1 million, before income taxes and noncontrolling interests.

Impairment Charges -

During the six months ended June 30, 2014, the Company recognized aggregate impairment charges of $90.6 million, which are included in Impairment charges under Operating expenses on the Company’s Condensed Consolidated Statements of Income. These impairment charges consist of $88.4 million related to adjustments to property carrying values and $2.2 million related to a cost method investment. The adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. During the second quarter ended June 30, 2014, the Company implemented its plan to accelerate its disposition of certain U.S. properties and in accordance with this strategy the Company identified approximately 150 operating properties to sell within the next 18 months. This plan effectively shortened the Company’s anticipated hold period for these properties and as such caused the Company to recognize impairment charges on 18 consolidated operating properties. (See Footnote 12 for fair value disclosure).

During the six months ended June 30, 2013, the Company recognized aggregate impairment charges of $25.2 million, which are included in Impairment charges under Operating expenses on the Company’s Condensed Consolidated Statements of Income. These impairment charges consist $17.4 million related to adjustments to property carrying values and $7.8 million relating to a cost method investment. The Company’s estimated fair values as it relates to property carrying values were primarily based upon estimated sales prices from third party offers based on signed contracts or letters of intent. The impairment of the cost method investment was based upon a review of the underlying cause of the decline in value, as well as the severity and duration of the decline. As a result of such review, the Company determined that the decline was deemed to be other-than-temporary.

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

The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2014 and 2013 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2014 and 2013 and the operations for the applicable period for those assets classified as held-for-sale as of June 30, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Discontinued operations:
Revenues from rental property	$6,188	$21,607	$23,020	$40,841
Rental property expenses	(1,749)	(6,563)	(4,333)	(12,322)
Depreciation and amortization	(1,667)	(5,597)	(3,649)	(10,658)
Provision for doubtful accounts	(49)	(262)	(329)	(603)
Interest (expense)/income, net	(36)	338	(72)	173
Other expense, net	(141)	(207)	(456)	(317)
Income from discontinued operating properties, before income taxes	2,546	9,316	14,181	17,114
Impairment of property carrying value, net, before income taxes	(4,686)	(53,478)	(9,309)	(56,310)
Gain on disposition of operating properties, net, before income taxes	20,952	1,869	30,290	4,365
(Provision)/benefit for income taxes, net	(942)	14,886	(564)	15,132
Income/(loss) from discontinued operating properties	17,870	(27,407)	34,598	(19,699)
Net income attributable to noncontrolling interests	(802)	(413)	(7,399)	(835)
Income/(loss) from discontinued operations attributable to the Company	$17,068	$(27,820)	$27,199	$(20,534)

During the six months ended June 30, 2014, the Company classified as held-for-sale 15 operating properties. The aggregate book value of these properties was $144.7 million, net of accumulated depreciation of $32.6 million.   The Company recognized impairment charges on four of these properties aggregating $7.1 million, of which $0.9 million related to a property that was sold during the six months ended June 30, 2014. The book value of the other properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized. The Company’s determination of the fair value of these properties, aggregating $197.0 million, was based upon executed contracts of sale with third parties (see Footnote 12).   The Company completed the sale of two held-for-sale operating properties during the six months ended June 30, 2014 (these dispositions are included in Footnote 2 above).  At June 30, 2014, the Company had 13 operating properties classified as held-for-sale at a carrying amount of $108.8 million, net of accumulated depreciation of $25.9 million, which are included in Other assets on the Company’s Condensed Consolidated Balance Sheets.  Additionally, the Company reclassified $2.4 million in mortgage debt related to one of the properties classified as held-for-sale to Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

4. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at June 30, 2014 and December 31, 2013 (in millions, except number of properties):

	As of June 30, 2014					As of December 31, 2013
Venture	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2) (9)	15.0%	60	10.6	$2,740.1	$180.6	15.0%	60	10.6	$2,724.0	$179.7
Kimco Income Opportunity Portfolio (“KIR”) (2) (3)	48.6%	55	11.6	1,484.3	155.2	48.6%	57	12.0	1,496.0	163.6
Kimstone (2)	33.3%	39	5.6	1,095.5	93.3	33.3%	39	5.6	1,095.3	100.3
BIG Shopping Centers (2)*	37.9%	21	3.4	520.5	30.6	37.9%	21	3.4	520.1	29.5
The Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	6	2.4	438.4	155.9	55.0%	6	2.4	437.4	144.8
Kimco Income Fund (“KIF”) (2) (8)	-	-	-	-	-	39.5%	12	1.5	288.7	50.6
SEB Immobilien (2) (17)	15.0%	13	1.8	362.6	0.5	15.0%	13	1.8	361.9	0.9
Other Institutional Programs (2) (4) (5)	Various	52	1.7	373.2	12.0	Various	56	2.1	385.3	17.9
RioCan	50.0%	45	9.3	1,305.7	161.4	50.0%	45	9.3	1,314.3	156.3
Latin America (6)	Various	19	1.5	125.4	73.5	Various	28	3.7	313.2	156.7
Other Joint Venture Programs (7)	Various	67	10.7	1,536.6	265.3	Various	75	11.5	1,548.9	256.7
Total		377	58.6	$9,982.3	$1,128.3		412	63.9	$10,485.1	$1,257.0

*   Ownership % is a blended rate

The table below presents the Company’s share of net income/(loss) for the above investments which is included in the Company’s Condensed Consolidated Statements of Income in Equity in income of joint ventures, net for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
KimPru and KimPru II (15)	$2.5	$2.3	$5.1	$4.2
KIR (3) (11)	6.2	7.4	13.0	14.5
Kimstone (10)	0.8	-	(0.7)	-
BIG Shopping Centers (14)	0.9	(0.5)	1.6	1.5
CPP	1.6	1.6	3.1	3.0
KIF (8)	-	0.9	0.9	1.5
SEB Immobilien	0.2	0.3	0.5	0.5
Other Institutional Programs (5)	0.1	1.2	0.1	2.4
RioCan	7.6	6.6	15.3	12.7
Latin America (6) (12)	3.0	30.5	34.1	32.1
Other Joint Venture Programs (7) (13) (16)	22.1	9.2	25.3	11.2
Total	$45.0	$59.5	$98.3	$83.6

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

(3)

During the six months ended June 30, 2014, KIR sold two operating properties for a sales price of $17.7 million. In connection with the two dispositions, the Company recognized its share of an aggregate net gain of $1.1 million.

(4)

During the six months ended June 30, 2014, the Company acquired three properties from a joint venture in which the Company has a noncontrolling interest for a total sales price of $93.2 million. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. As such, the Company recognized a gain of $3.7 million from the fair value adjustment associated with the Company’s original ownership due to a change in control and now consolidates these operating properties.

(5)

During the six months ended June 30, 2014, a joint venture in which the Company holds a noncontrolling interest sold an operating property for a sales price of $11.3 million and recognized a gain of $0.3 million. The Company’s share of this gain was $0.1 million.

(6)

During the six months ended June 30, 2014, the Company sold its noncontrolling interest in nine operating properties located throughout Mexico for a sales price of $175.0 million. The Company recognized a gain of $30.7 million, before income taxes, associated with these transactions.

(7)

During the six months ended June 30, 2014, a joint venture in which the Company holds a noncontrolling interest sold eight operating properties for an aggregate sales price of $98.4 million and recognized an aggregate gain of $33.7 million.  The Company’s share of this gain was $17.7 million.

(8)

During the six months ended June 30, 2014, the Company purchased the remaining interest in KIF based on a gross fair value purchase price of $408.0 million. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. As such, the Company recognized a gain of $65.6 million from the fair value adjustment associated with the Company’s original ownership due to a change in control and now consolidates these operating properties.

(9)

During the six months ended June 30, 2014, KimPru acquired an additional parcel within one of its existing operating properties in Elk Grove, CA for a purchase price of $10.5 million. The Company’s capital contribution for this acquisition was $1.6 million.

(10)	During June 2013, Blackstone Real Estate Partners VII and the Company entered into a new joint venture (Kimstone) in which the Company owns a 33.3% noncontrolling interest.
(11)

During the six months ended June 30, 2014, KIR recognized aggregate impairment charges of $4.0 million related to two properties which KIR anticipates selling within the next 18 months. KIR effectively shortened its anticipated hold period for these assets which resulted in the expected future cash flows being less than the carrying value. The Company’s share of these impairment charges was $2.3 million.

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

(15)

During the six months ended June 30, 2013, the Company purchased the remaining interest in an operating property for a purchase price of $15.8 million. As a result of this transaction, KimPru recognized an impairment charge of $4.0 million, of which the Company’s share was $0.6 million.

(16)

During June 2013, the InTown portfolio was sold for a sales price of $735.0 million which included the assignment of $609.2 million in debt. This transaction resulted in a deferred gain to the Company of $21.7 million.

(17)

During July 2014, the Company acquired 10 operating properties from the SEB joint venture based on a gross purchase price of $275.8 million, including the assumption of $193.6 million of mortgage debt. As a result of this transaction, the Company will consolidate these properties.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2014 and December 31, 2013 (dollars in millions):

	As of June 30, 2014			As of December 31, 2013
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**
KimPru and KimPru II	$921.9	5.53%	29.1	$923.4	5.53%	35.0
KIR	881.0	5.05%	69.2	889.1	5.05%	75.1
Kimstone	734.4	4.56%	33.7	749.9	4.62%	39.3
BIG Shopping Centers	406.2	5.36%	37.3	406.5	5.39%	40.1
CPP	113.1	5.14%	16.2	138.6	5.23%	19.0
Kimco Income Fund	-	-	-	158.0	5.45%	8.7
SEB Immobilien	243.8	5.11%	37.3	243.8	5.11%	43.3
RioCan	727.0	4.57%	42.4	743.7	4.59%	48.0
Other Institutional Programs	241.2	5.36%	25.2	272.9	5.32%	31.0
Other Joint Venture Programs	977.8	5.38%	62.8	1,063.1	5.53%	60.6
Total	$5,246.4			$5,589.0

** Average Remaining Term includes extension options.

5. Other Real Estate Investments

Preferred Equity Capital -

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program. As of June 30, 2014, the Company’s net investment under the Preferred Equity program was $230.8 million relating to 447 properties, including 386 net leased properties.  During the six months ended June 30, 2014, the Company earned $13.1 million from its preferred equity investments, including $3.7 million in profit participation earned from three capital transactions.  During the six months ended June 30, 2013, the Company earned $17.3 million from its preferred equity investments, including $4.4 million in profit participation earned from one capital transaction.

6. Variable Interest Entities

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at June 30, 2014, are two entities that are VIEs, for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

           At June 30, 2014, total assets of these ground-up development VIEs were $88.2 million and total liabilities were $0.3 million. The classification of these assets is primarily within Real estate under development and the classification of liabilities is primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating $35.6 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at June 30, 2014, is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of June 30, 2014, the Company’s investment in this VIE was a negative $11.0 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $11.0 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

7. Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of June 30, 2014, the Company had a total of 14 loans aggregating $23.5 million all of which were identified as performing loans.

During the six months ended June 30, 2014, the Company received full payment relating to two mortgage receivable loans which had an aggregate outstanding balance of $6.5 million. These loans bore interest at rates of 7.97% and 8.10% and were scheduled to mature in March 2014 and June 2019, respectively.

8. Marketable Securities and Other Investments

At June 30, 2014, the Company’s investment in marketable securities was $75.0 million which includes an aggregate unrealized gain of $34.1 million relating to marketable equity security investments.

9. Notes Payable

During March 2014, the Company established a new $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six-month options to extend the maturity date at the Company’s discretion to March 2019. This Credit Facility replaced the Company’s existing $1.75 billion unsecured revolving credit facility which was scheduled to mature in October 2015. The new Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian dollars, British Pounds Sterling, Japanese Yen or euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of June 30, 2014, the Credit Facility had a balance of $337.6 million outstanding and $1.1 million appropriated for letters of credit.

During April 2014, the Company issued $500.0 million of 7-year Senior Unsecured Notes at an interest rate of 3.20% payable semi-annually in arrears which are scheduled to mature in May 1, 2021. The Company used the net proceeds from the offering of $495.4 million after deducting the underwriting discount and offering expenses, for general corporate purposes including reducing borrowings under the Credit Facility and repayment of maturing debt. In connection with this issuance, the Company entered into a seventh supplemental indenture which, among other things, revised, for all securities created on or after the date of the seventh supplemental indenture, the definition of Unencumbered Total Asset Value, used to determine compliance with certain covenants within the indenture.

During the six months ended June 30, 2014, the Company repaid (i) its $100.0 million 5.95% senior unsecured notes, which matured in June 2014 and (ii) its remaining $194.6 million 4.82% senior unsecured notes, which also matured in June 2014.

10. Mortgages Payable

During the six months ended June 30, 2014, the Company (i) assumed $413.5 million of individual non-recourse mortgage debt relating to the acquisition of 38 operating properties, including an increase of $23.0 million associated with fair value debt adjustments and (ii) paid off $233.8 million of mortgage debt that encumbered 14 properties.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2014 and June 30, 2013 (amounts in thousands):

	2014	2013
Balance at January 1,	$86,153	$81,076
Issuance of redeemable units/partnership interest	4,943	5,223
Fair market value adjustment, net	225	(900)
Other	42	87
Balance at June 30,	$91,363	$85,486

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable securities (1)	$75,019	$74,969	$62,766	$62,824
Notes payable (2)	$3,533,306	$3,658,419	$3,186,047	$3,333,614
Mortgages payable (3)	$1,197,065	$1,254,995	$1,035,354	$1,083,801

(1) As of June 30, 2014 and December 31, 2013, the Company determined that $72.2 million and $59.7 million, respectively, of the Marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $2.8 million and $3.1 million, respectively, were classified within Level 3 of the fair value hierarchy.

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

The table below presents the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2014	Level 1	Level 2	Level 3

Marketable equity securities	$72,230	$72,230	$-	$-

	Balance at December 31, 2013	Level 1	Level 2	Level 3

Marketable equity securities	$59,723	$59,723	$-	$-

 Assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013, are as follows (in thousands):

	Balance at June 30, 2014	Level 1	Level 2	Level 3

Real estate	$113,644	$-	$-	$113,644
Cost method investment	$2,591	$-	$-	$2,591

	Balance at December 31, 2013	Level 1	Level 2	Level 3

Real estate	$217,529	$-	$-	$217,529
Joint venture investments	$59,693	$-	$-	$59,693
Other real estate investments	$2,050	$-	$-	$2,050
Cost method investment	$4,670	$-	$-	$4,670

During the six months ended June 30, 2014, the Company recognized impairment charges of $100.0 million of which $9.3 million, before noncontrolling interests, is included in discontinued operations. These impairment charges consist of (i) $97.8 million related to adjustments to property carrying values and (ii) $2.2 million related to a cost method investment. During the six months ended June 30, 2013, the Company recognized impairment charges of $81.5 million of which $56.3 million, before noncontrolling interests, is included in discontinued operations. These impairment charges consist of (i) $73.7 million related to adjustments to property carrying values based on signed contracts or letters of intent and (ii) $7.8 million related to a cost method investment.

The Company’s estimated fair value as it relates to the cost method investment, was based upon a discounted cash flow model. The discounted cash flow model includes all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and expectations for growth. The capitalization rate of 6.0% and discount rate of 9.1% which were utilized in this model were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective investment.

The Company’s estimated fair values, as it relates to property carrying values were primarily based upon (i) estimated sales prices from third party offers based on signed contracts or letters of intent (this method was used to determine $41.0 million of the $97.8 million in impairments recognized during the six months ended June 30, 2014), for which the Company does not have access to the unobservable inputs used to determine these estimated fair values, and (ii) discounted cash flow models (this method was used to determine $56.8 million of the $97.8 million in impairments recognized during the six months ended June 30, 2014). The discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and expectations for growth. The capitalization rates primarily ranging from 5.0% to 15.0% and discount rates primarily ranging from 6.0% to 16.0% which were utilized in the models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for each respective investments.

Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 2 for additional discussion regarding impairment charges).

13. Preferred Stock

The Company’s outstanding Preferred Stock is detailed below:

As of June 30, 2014 and December 31, 2013
Series of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value
Series H	70,000	70,000	$175,000	6.90%	$1.72500	$1.00
Series I	18,400	16,000	400,000	6.00%	$1.50000	$1.00
Series J	9,000	9,000	225,000	5.50%	$1.37500	$1.00
Series K	8,050	7,000	175,000	5.625%	$1.40625	$1.00
	105,450	102,000	$975,000

14. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013
Acquisition of real estate interests by assumption of mortgage debt	$210,232	$36,716
Acquisition of real estate interests by issuance of redeemable units/partnership interest	$6,122	$3,985
Acquisition of real estate interests through proceeds held in escrow	$14,884	$-
Proceeds held in escrow through sale of real estate interests	$14,352	$-
Issuance of restricted common stock	$11,451	$9,213
Surrender of restricted common stock	$(3,729)	$(3,176)
Disposition of real estate through the issuance of an unsecured obligation	$-	$3,513
Declaration of dividends paid in succeeding period	$104,786	$98,326
Consolidation of Joint Ventures:
Increase in real estate and other assets	$303,374	$228,200
Increase in mortgages payable	$180,279	$206,489

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

The Company recognized expenses associated with its equity awards of $11.2 million and $10.9 million for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, the Company had $29.9 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.1 years.

16. Accumulated Other Comprehensive Income (“AOCI”)

The following table displays the change in the components of accumulated other comprehensive income for the six months ended June 30, 2013 and 2014:

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Total
Balance as of January 1, 2013	$(85,404)	$19,222	$(66,182)
Other comprehensive income before reclassifications	(1,844)	13,422	11,578

Amounts reclassified from AOCI (1)	-	(7,194)	(7,194)
Other comprehensive income	(1,844)	6,228	4,384
Balance as of June 30, 2013	$(87,248)	$25,450	$(61,798)

(1) Amounts were reclassified to Interest, dividends and other investment income on the Company’s Condensed Consolidated Statements of Income.

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Total
Balance as of January 1, 2014	$(90,977)	$25,995	$(64,982)
Other comprehensive income before reclassifications	(2,721)	8,111	5,390

Amounts reclassified from AOCI	-	-	-
Net current-period other comprehensive income	(2,721)	8,111	5,390
Balance as of June 30, 2014	$(93,698)	$34,106	$(59,592)

At June 30, 2014 the Company had a net $93.7 million, after noncontrolling interests of $5.8 million, of unrealized cumulative translation adjustment (“CTA”) losses relating to its investments in foreign entities. The CTA losses are comprised of $23.3 million of unrealized gains relating to its Canadian investments and $117.0 million of unrealized losses relating to its Latin American investments, $105.7 million of which is related to Mexico. The CTA losses result from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio. The Company may, in the near term, substantially liquidate all of its investments in this portfolio which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings.

17. Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the six months ended June 30, 2014. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the six months ended June 30, 2014 and 2013, adjusted to give effect to these transactions at the beginning of 2013 and 2012, respectively.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been had the transactions occurred at the beginning of 2013 and 2012, respectively, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures).

	Six Months Ended June 30,
	2014	2013

Revenues from rental property	$508.6	$472.0
Net income	$156.2	$158.4
Net income available to the Company’s common shareholders	$123.1	$125.2

Net income available to the Company’s common shareholders per common share:
Basic	$0.30	$0.31
Diluted	$0.30	$0.30

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms for the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) risks related to our international operations, (viii) the availability of suitable acquisition, disposition and redevelopment opportunities, (ix) valuation and risks related to our joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common stock, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges and (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and the risk factors discussed in Part II, Item 1A. included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, accordingly, there is no assurance that the Company’s expectations will be realized.

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of June 30, 2014, the Company had interests in 840 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 120.6 million square feet of gross leasable area (“GLA”) and 539 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 12.2 million square feet of GLA, for a grand total of 1,379 properties aggregating 132.7 million square feet of GLA, located in 41 states, Puerto Rico, Canada, Mexico, Chile and Peru.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s strategy is to be the premier owner and operator of neighborhood and community shopping centers through investments primarily in the U.S. and Canada.  To achieve this strategy the Company is (i) striving to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, (ii) simplifying its business by exiting Mexico and South America and reducing the number of joint venture investments and (iii) pursuing redevelopment opportunities within its portfolio to increase overall value. During the second quarter ended June 30, 2014, the Company implemented its plan to accelerate its disposition of certain U.S. properties and in accordance with this strategy the Company identified approximately 150 operating properties to sell within the next 18 months. This plan effectively shortened the Company’s anticipated hold period for these properties and as such caused the Company to recognize impairment charges on 18 consolidated operating properties. If the Company accepts sales prices for these assets that are less than their net carrying values, the Company would be required to take additional impairment charges. Additionally, the Latin America dispositions could represent the substantial liquidation of these foreign investments, which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings (see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk – Foreign Investments”).

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013

	Three Months Ended
	June 30,
	(amounts in millions)
	2014	2013	Increase	% change

Revenues from rental property (1)	$251.7	$218.1	$33.6	15.4%

Rental property expenses: (2)
Rent	$3.5	$3.4	$0.1	2.9%
Real estate taxes	32.5	27.6	4.9	17.8%
Operating and maintenance	31.4	27.1	4.3	15.9%
	$67.4	$58.1	$9.3	16.0%

Depreciation and amortization (3)	$66.0	$58.7	$7.3	12.4%

Comparison of the six months ended June 30, 2014 to 2013

	Six Months Ended
	June 30,
	(amounts in millions)
	2014	2013	Increase	% change

Revenues from rental property (1)	$484.6	$432.0	$52.6	12.2%

Rental property expenses: (2)
Rent	$6.8	$6.7	$0.1	1.5%
Real estate taxes	63.7	55.9	7.8	14.0%
Operating and maintenance	60.0	51.8	8.2	15.8%
	$130.5	$114.4	$16.1	14.1%

Depreciation and amortization (3)	$125.6	$116.4	$9.2	7.9%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2014 and 2013, providing incremental revenues for the three and six months ended June 30, 2014, of $26.5 million and $40.5 million, respectively, as compared to the corresponding periods in 2013 and (ii) an overall increase in the consolidated shopping center portfolio occupancy to 94.4% at June 30, 2014, as compared to 93.3% at June 30, 2013, the completion of certain development and redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the three and six months ended June 30, 2014, of $7.4 million and $12.0 million, respectively, as compared to the corresponding periods in 2013, partially offset by (iii) a decrease in revenues relating to the Company’s Latin America portfolio of $0.3 million and $0.1 million, for the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee, (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the three months ended June 30, 2014, as compared to the corresponding period in 2013, primarily due to (i) an increase in real estate taxes of $4.9 million, (ii) an increase in repairs and maintenance costs of $2.2 million, (iii) an increase in snow removal costs of $1.0 million, (iv) an increase in property services of $0.5 million and (v) an increase in utilities expense of $0.3 million. Rental property expenses increased for the six months ended June 30, 2014, as compared to the corresponding period in 2013, primarily due to (i) an increase in real estate taxes of $7.8 million, (ii) an increase in repairs and maintenance costs of $2.0 million, (ii) an increase in snow removal costs of $3.1 million, (iii) an increase in utilities expense of $1.2 million, and (iv) an increase in property services of $1.2 million. These increases are primarily due to acquisitions of properties during 2014 and 2013.

(3)

Depreciation and amortization increased for the three and six months ended June 30, 2014, as compared to the corresponding period in 2013, primarily due to operating property acquisitions during 2014 and 2013.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense and other company-specific expenses. General and administrative expenses decreased $2.5 million for the three months ended June 30, 2014, as compared to the corresponding period in 2013. This decrease is primarily due to a decrease of $2.3 million for personnel related expenses.

During the six months ended June 30, 2014, the Company recognized impairment charges of $100.0 million of which $9.3 million, before noncontrolling interests, is included in discontinued operations. These impairment charges consist of (i) $97.8 million related to adjustments to property carrying values and (ii) $2.2 million related to a cost method investment. The adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. During the second quarter ended June 30, 2014, the Company implemented its plan to accelerate its disposition of certain properties and in accordance with this strategy the Company identified approximately 150 operating properties to sell within the next 18 months. This plan effectively shortened the Company’s anticipated hold period for these properties and as such caused the Company to recognize impairment charges on 20 operating properties.

During the six months ended June 30, 2013, the Company recognized impairment charges of $81.5 million of which $56.3 million, before noncontrolling interests, is included in discontinued operations. These impairment charges consist of (i) $73.7 million related to adjustments to property carrying values and (ii) $7.8 million related to a cost method investment.

The Company’s estimated fair values as it relates to the cost method investment, were based upon a discounted cash flow model. The discounted cash flow model includes all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and expectations for growth. The Company’s estimated fair values as it relates to the property carrying values were primarily based upon (i) estimated sales prices from third party offers based on signed contracts or letters of intent, for which the Company does not have access to the unobservable inputs used to determine these estimated fair values and (ii) discounted cash flow models.  The discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and expectations for growth. Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

Interest, dividends and other investment income decreased $6.1 million and $8.6 million for the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013. This decrease is primarily due to (i) a decrease in realized gains of $5.3 million resulting from the sale of certain marketable securities during the three months ended June 30, 2013 and (ii) a decrease in excess cash distributions related to cost method investments of $0.7 million and $2.8 million for the three and six months ended June 30, 2013, respectively.

Other expense, net decreased $2.3 million for the six months ended June 30, 2014, as compared to the corresponding period in 2013. This decrease is primarily due to an increase in gains from land sales of $2.9 million.

Interest expense decreased $2.2 million and $5.1 million for the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.  These decreases are primarily related to lower interest rates on borrowings during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Benefit/(provision) for income taxes, net changed $11.6 million to a benefit of $0.6 million for the three months ended June 30, 2014, as compared to a benefit of $12.2 million for the corresponding period in 2013. This change is primarily due to (i) a partial release of the deferred tax valuation allowance of $8.7 million during the three months ended June 30, 2013, related to the Company’s FNC portfolio based on the Company’s estimated future earnings of FNC and (ii) an increase in foreign tax expense of $2.9 million primarily relating to the sale of certain unconsolidated properties within the Company’s Latin American portfolio which were subject to foreign taxes at a consolidated reporting entity level.

Benefit/(provision) for income taxes, net changed $4.4 million to a provision of $7.5 million for the six months ended June 30, 2014, as compared to a provision of $3.1 million for the corresponding period in 2013.  This change is primarily due to (i) an increase in foreign tax expense of $8.5 million primarily relating to the sale of certain unconsolidated properties within the Company’s Latin American portfolio which were subject to foreign taxes at a consolidated reporting entity level, (ii) a partial release of the deferred tax valuation allowance of $8.7 million during the six months ended June 30, 2013 related to the Company’s FNC portfolio based on the Company’s estimated future earnings of FNC, partially offset by, (iii) a decrease in tax provision of $9.1 million relating to a change in control gain recognized during the six months ended June 30, 2013, (iv) an increase in tax benefit of $1.2 million related to impairments taken during the six months ended June 30, 2014, as compared to the corresponding period in 2013, and (v) a tax benefit of $2.3 million relating to equity losses recognized in connection with the Company’s Albertson’s investment.

Equity in income of joint ventures, net decreased $14.5 million for the three months ended June 30, 2014, as compared to the corresponding period in 2013. This decrease is primarily due to (i) a decrease in gains of $7.4 million resulting from the sale of properties within various joint venture investments during the three months ended June 30, 2014, as compared to the corresponding period in 2013, (ii) a decrease in equity in income of $1.6 million due to the sale of the InTown portfolio in 2013, (iii) a decrease of $3.8 million related to the sale of various joint ventures within the Company’s Latin American portfolio and (iv) lower equity in income resulting from the sales of properties within various joint venture investments and the acquisition of partnership interest in joint ventures by the Company, during 2014 and 2013.

Equity in income of joint ventures, net increased $14.7 million for the six months ended June 30, 2014, as compared to the corresponding period in 2013. This increase is primarily the result of (i) an increase in gains of $22.1 million, resulting from the sale of properties within various joint venture investments and interests in joint ventures primarily located in Mexico, during the six months ended June 30, 2014, as compared to the corresponding period in 2013, partially offset by (ii) a decrease in equity in income of $1.4 million due to the sale of the InTown portfolio in 2013, (iii) a decrease of $2.8 million related to the sale of various joint ventures within the Company’s Latin American portfolio and (iv) lower equity in income resulting from the sales of properties within various joint venture investments and the acquisition of partnership interest in joint ventures by the Company, during 2014 and 2013.

During the six months ended June 30, 2014, the Company acquired 15 properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded an aggregate gain on change in control of interests of $69.3 million related to the fair value adjustment associated with its original ownership of these properties.

During the six months ended June 30, 2013, the Company acquired four properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded an aggregate net gain on change in control of interests of $21.7 million related to the fair value adjustment associated with its original ownership of these properties.

Equity in income from other real estate investments, net decreased $9.0 million for the six months ended June 30, 2014, as compared to the corresponding period in 2013. This decrease is primarily due to (i) a decrease of $5.8 million in equity in income, resulting from net losses in the Albertson’s joint venture during the six months ended June 30, 2014, as compared to the corresponding period in 2013 and (ii) a decrease of $4.1 million in earnings from the Company’s Preferred Equity Program primarily resulting from the sale of the Company’s interests in certain preferred equity investments during 2014 and 2013.

During the six months ended June 30, 2014, the Company disposed of 18 operating properties, in separate transactions, for an aggregate sales price of $199.8 million, including five operating properties in Mexico. These transactions, which are included in Discontinued Operations on the Company’s Condensed Consolidated Statements of Income, resulted in an aggregate gain of $30.3 million, before income taxes and noncontrolling interests and aggregate impairment charges of $3.1 million, before income taxes and noncontrolling interests.

During the six months ended June 30, 2013, the Company disposed of 13 operating properties, in separate transactions, for an aggregate sales price of $100.8 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $4.4 million and aggregate impairment charges of $20.8 million, after income taxes.

Net income attributable to the Company was $89.5 million and $176.5 million for the three and six months ended June 30, 2014, respectively. Net income attributable to the Company for the three and six months ended June 30, 2013 was $51.1 million and $118.9 million, respectively. On a diluted per share basis, net income was $0.18 and $0.36 for the three and six month period ended June 30, 2014, as compared to $0.09 and $0.22 for the three and six month period ended June 30, 2013. These changes are primarily attributable to (i) incremental earnings due to the acquisition of operating properties during 2014 and 2013 and increased profitability from the Company’s operating properties, (ii) an increase in gains on sale of operating properties, including properties within joint venture investments primarily in Mexico and (iii) an increase in gain on change in control of interests, partially offset by, (iv) by an increase in impairment charges taken against property carrying values.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At June 30, 2014, the Company’s five largest tenants were TJX Companies, The Home Depot, Wal-Mart, Royal Ahold, and Bed Bath & Beyond, which represented 3.2%, 2.6%, 2.1%, 1.8% and 1.7%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility with bank commitments of $1.75 billion which can be increased to $2.25 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Net cash flow provided by operating activities	$326.1	$265.5
Net cash flow used for investing activities	$(172.0)	$(97.5)
Net cash flow used for financing activities	$(110.7)	$(153.5)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the six months ended June 30, 2014, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2014 and 2013, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) operational distributions from the Company’s joint venture programs.

Cash flows provided by operating activities for the six months ended June 30, 2014, were $326.1 million, as compared to $265.5 million for the comparable period in 2013.  This increase of $60.6 million is primarily attributable (i) to higher operational income from operating properties including properties acquired during 2014 and 2013 and (ii) increased operational distributions from joint ventures and other real estate investments, partially offset by (iii) changes in accounts payable and accrued expenses and operating assets and liabilities due to timing of payments and receipts.

Investing Activities

Cash flows used for investing activities for the six months ended June 30, 2014, was $172.0 million, as compared to $97.5 million for the comparable period in 2013. This change of $74.5 million resulted primarily from (i) an increase in acquisition of operating real estate of $216.9 million, (ii) a decrease in reimbursements of investments and advances to real estate joint ventures of $181.4 million, (iii) a decrease in proceeds from sale/repayments of marketable securities of $10.5 million and (iv) an increase in improvements to operating real estate of $3.4 million, partially offset by, (v) a decrease in investments and advances to real estate joint ventures of $193.3 million, (vi) an increase in proceeds from the sale of operating properties of $51.3 million, (vii) a decrease in investment in marketable securities of $29.0 million, (viii) a decrease in investment in other real estate investments of $21.9 million, (ix) a decrease in investment in other investments of $21.4 million, (ix) an increase in reimbursements of investments and advances to other real estate investments of $11.7 million and (xi) a decrease in investment in mortgage loan receivable of $11.0 million.

Acquisitions of Operating Real Estate

During the six months ended June 30, 2014 and 2013, the Company expended $362.2 million and $145.3 million, respectively, towards the acquisition of operating real estate properties. The Company’s strategy is to continue to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates acquiring approximately $500.0 million to $1.0 billion of operating properties during 2014. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities, assumption of mortgage debt, if applicable, and availability under the Company’s revolving line of credit.

Improvements to Operating Real Estate -

During the six months ended June 30, 2014 and 2013, the Company expended $52.9 million and $49.5 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	The Six Months Ended June 30,
	2014	2013
Redevelopment/renovations	$26,856	$12,970
Tenant improvements/tenant allowances	24,010	30,407
Other	2,009	6,120
Total	$52,875	$49,497

Additionally, during the six months ended June 30, 2014 and 2013, the Company capitalized interest of $0.7 million and $0.6 million, respectively, and capitalized payroll of $1.1 million and $0.4 million, respectively, in connection with the Company’s improvements of real estate.

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

Investments and Advances to Real Estate Joint Ventures -

During the six months ended June 30, 2014, the Company expended $46.6 million for investments and advances to real estate joint ventures, primarily related to the repayment of mortgage debt and received $113.8 million from reimbursements of investments and advances to real estate joint ventures, including refinancing of debt and sales of properties.

Financing Activities

Cash flows used for financing activities for the six months ended June 30, 2014, were $110.7 million, as compared to $153.5 million for the comparable period in 2013.  This change of $42.8 million resulted primarily from (i) an increase in borrowings under the Company’s unsecured revolving credit facility of $206.0 million, (ii) an increase in proceeds/repayments, net under unsecured term loan/notes of $30.5 million and (iii) a decrease in redemption of noncontrolling interests of 26.1 million, partially offset by, (iv) an increase in principal payments of $166.6 million, (v) a decrease in proceeds from mortgage loan financing of $17.4 million, (vi) a decrease in proceeds from issuance of stock of $15.6 million, (vii) an increase in dividends paid of $14.5 million and (viii) an increase in financing origination costs of $5.8 million.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a continuing trend that although pricing remains dependent on specific deal terms, generally spreads for non-recourse mortgage financing have been stable.  The unsecured debt markets are functioning well and credit spreads are at manageable levels. The Company continues to assess 2014 and beyond to ensure the Company is prepared if credit market conditions weaken.

Debt maturities for the remainder of 2014 consist of: $53.4 million of consolidated debt; $127.7 million of unconsolidated joint venture debt and $41.4 million of debt on properties included in the Company’s preferred equity program, assuming the utilization of extension options where available.  The 2014 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facility (which at June 30, 2014, had $1.4 billion available) and debt refinancing.  The 2014 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

During March 2014, the Company established a new $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six month options to extend the maturity date at the Company’s discretion to March 2019. This Credit Facility replaced the Company’s existing $1.75 billion unsecured revolving credit facility which was scheduled to mature in October 2015. The new Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian dollars, British Pounds Sterling, Japanese Yen or euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of June 30, 2014, the Credit Facility had a balance of $337.6 million outstanding and $1.1 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 6/30/14
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	38%
Total Priority Indebtedness to GAV	<35%	8%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.16x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.30x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of March 17, 2014, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2014.

The Company has a 1.0 billion Mexican peso (“MXN”) term loan which matures in March 2018. This term loan bears interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35% (5.13% as of June 30, 2014). The Company has the option to swap this rate to a fixed rate at any time during the term of the loan.  As of June 30, 2014, the outstanding balance on this new term loan was MXN 1.0 billion (USD $76.7 million).  The Mexican term loan covenants are similar to the Credit Facility covenants described above.

The Company also has a $400.0 million unsecured term loan with a consortium of banks, which accrues interest at LIBOR plus 105 basis points (1.20% as of June 30, 2014).  The term loan was scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017. During January 2014, the Company exercised its option to extend the maturity date to April 17, 2015. Pursuant to the terms of the term loan credit agreement, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios.  The term loan covenants are similar to the Credit Facility covenants described above.

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

The Company’s supplemental indentures governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 6/30/14
Consolidated Indebtedness to Total Assets	<60%	41%
Consolidated Secured Indebtedness to Total Assets	<40%	10%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.01x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.49x

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

During April 2014, the Company issued $500.0 million of 7-year Senior Unsecured Notes at an interest rate of 3.20% payable semi-annually in arrears which are scheduled to mature in May 1, 2021. The Company used the net proceeds from the offering of $495.4 million after deducting the underwriting discount and offering expenses, for general corporate purposes including reducing borrowings under the Credit Facility and repayment of maturing debt, including the repayments of senior unsecured notes discussed below. In connection with this issuance, the Company entered into a seventh supplemental indenture which, among other things, revised, for all securities created on or after the date of the seventh supplemental indenture, the definition of Unencumbered Total Asset Value used to determine compliance with certain covenants within the indenture.

During the six months ended June 30, 2014, the Company repaid (i) its $100.0 million 5.95% senior unsecured notes, which matured in June 2014 and (ii) its remaining $194.6 million 4.82% senior unsecured notes, which also matured in June 2014.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.

During the six months ended June 30, 2014, the Company (i) assumed $413.5 million of individual non-recourse mortgage debt relating to the acquisition of 38 operating properties, including an increase of $23.0 million associated with fair value debt adjustments and (ii) paid off $233.8 million of mortgage debt that encumbered 14 properties.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the six months ended June 30, 2014 and 2013 were $213.7 million and $199.2 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.225 per common share payable to shareholders of record on July 3, 2014, which was paid on July 15, 2014. The Board of Directors declared a quarterly cash dividend of $0.225 per common share payable to shareholders of record on October 3, 2014, which is scheduled to be paid on October 15, 2014.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three and six months ended June 30, 2014 and 2013, is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income available to common shareholders	$74,939	$36,566	$147,365	$89,762
Gain on disposition of operating property, net of noncontrolling interests	(19,820)	(1,869)	(29,158)	(4,904)
Gain on disposition of joint venture operating properties and change in control of interests	(87,959)	(37,454)	(111,424)	(50,756)
Depreciation and amortization - real estate related	65,512	62,514	124,993	123,297
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	22,886	32,089	49,409	65,050
Impairment of operating properties, net of tax and noncontrolling interests	85,652	49,796	98,417	54,073
FFO	141,210	141,642	279,602	276,522
Transactional (income)/expense:
Profit participation from other real estate investments	(585)	-	(2,799)	-
Transactional losses from other real estate investments	-	-	3,497	-
Promote income from real estate joint ventures	-	(155)	-	(4,091)
Gains from land sales	(1,649)	(312)	(2,006)	(165)
Acquisition costs	1,088	1,040	2,613	2,795
Severance costs	1,436	-	2,869	-
Excess distribution from a cost method investment	(84)	(686)	(84)	(1,965)
Impairment of other investments	2,128	15,679	2,274	16,028
Gain on sale of marketable securities	-	(5,329)	-	(5,329)
Deferred tax valuation allowance release	-	(9,126)	-	(9,126)
Other (income) /expense, net	(316)	(631)	(1,919)	(366)
Total transactional charges/(income), net	2,018	480	4,445	(2,219)
FFO as adjusted	$143,228	$142,122	$284,047	$274,303
Weighted average shares outstanding for FFO calculations:
Basic	408,902	407,640	408,636	407,154
Units	1,519	1,519	1,521	1,524
Dilutive effect of equity awards	2,923	2,780	2,867	2,598
Diluted	413,344 (1)	411,939 (1)	413,024 (1)	411,276 (1)

FFO per common share – basic	$0.35	$0.35	$0.68	$0.68
FFO per common share – diluted	$0.34 (1)	$0.35 (1)	$0.68 (1)	$0.68 (1)
FFO as adjusted per common share – basic	$0.35	$0.35	$0.70	$0.67
FFO as adjusted per common share – diluted	$0.35 (1)	$0.35 (1)	$0.69 (1)	$0.67 (1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $721 and $625 for the three months ended June 30, 2014 and 2013, respectively, and $1,441 and $1,249 for the six months ended June 30, 2014 and 2013, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of the Company’s Net income from continuing operations to Same Property NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$73,691	$80,679	$152,823	$142,939
Adjustments:
Management and other fee income	(8,526)	(9,049)	(17,567)	(17,442)
General and administrative expenses	28,827	31,319	66,008	65,321
Impairment of property carrying values	88,373	24,839	90,643	25,237
Depreciation and amortization	65,963	58,673	125,647	116,385
Other expense, net	52,304	48,949	103,385	101,850
(Benefit)/provision for income taxes, net	(586)	(12,204)	7,539	3,127
(Gain)/loss on change in control of interests	(65,598)	1,459	(69,342)	(21,711)
Equity in income of other real estate investments, net	(7,014)	(8,200)	(10,367)	(19,363)
Non same property net operating income	(18,405)	(23,242)	(33,331)	(47,768)
Non-operational expense from joint ventures, net	32,946	44,123	62,655	122,381
Same Property NOI	241,975	237,346	478,093	470,956
Impact from foreign currency	-	(2,008)	-	(4,331)
Same Property NOI, before foreign currency impact	$241,975	$235,338	$478,093	$466,625

Same Property NOI, before foreign currency impact increased by $6.6 million or 2.8% for the three months ended June 30, 2014 as compared to the corresponding period in 2013. Same Property NOI increased by $4.6 million or 2.0% for the three months ended June 30, 2014, as compared to the corresponding period in 2013. This increase is primarily the result of (i) an increase of $5.9 million related to lease-up and rent commencements in the portfolio and (ii) an increase of $0.7 million in other property income, partially offset by (iii) the impact from changes in foreign currency exchange rates of $2.0 million. Same Property NOI, before foreign currency impact increased by $11.5 million or 2.5% for the six months ended June 30, 2014, as compared to the corresponding period in 2013. Same Property NOI increased by $7.1 million or 1.5% for the six months ended June 30, 2014, as compared to the corresponding period in 2013. This increase is primarily the result of (i) an increase of $12.5 million related to lease-up and rent commencements in the portfolio, partially offset by (ii) the impact from changes in foreign currency exchange rates of $4.3 million and (iii) a decrease of $1.0 million in other property income.

Leasing Activity

During the six months ended June 30, 2014, the Company executed 471 leases totaling over 4.2 million square feet in the Company’s consolidated operating portfolio comprised of 173 new leases and 298 renewals and options. The leasing costs associated with these leases are anticipated to aggregate $16.6 million or $15.47 per square foot. These costs include $12.1 million of tenant improvements and $4.5 million of leasing commissions.

Tenant Lease Expirations

The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	205	631	$11,740	1.6%
2014	251	959	$15,419	2.1%
2015	705	4,077	$62,294	8.7%
2016	772	5,912	$77,167	10.7%
2017	838	7,682	$99,127	13.8%
2018	766	6,400	$87,779	12.2%
2019	619	5,949	$77,362	10.8%
2020	265	3,674	$44,725	6.2%
2021	207	2,705	$33,643	4.7%
2022	203	2,445	$32,090	4.5%
2023	213	2,361	$33,679	4.7%
2024	202	3,643	$44,973	6.3%

(1) Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of June 30, 2014, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Mexican pesos (MXN) and Chilean pesos (CLP) as indicated by geographic description (amounts are USD equivalent in millions).

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$53.4	$162.9	$300.3	$269.4	$36.6	$305.7	$1,128.3	$1,181.2
Average Interest Rate	6.56%	5.24%	6.46%	6.21%	4.84%	5.25%	5.86%

Variable Rate	$-	$6.0	$-	$1.9	$20.7	$-	$28.6	$28.2
Average Interest Rate	-	0.13%	-	4.00%	3.00%	-	2.46%

Unsecured Debt
Fixed Rate	$-	$350.0	$300.0	$290.9	$300.0	$1,150.0	$2,390.9	$2,517.9
Average Interest Rate	-	5.29%	5.78%	5.70%	4.30%	4.14%	4.73%

Variable Rate	$-	$400.0	$-	$-	$337.6	$-	$737.6	$707.3
Average Interest Rate	-	1.20%	-	-	1.07%	-	1.14%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$-	$-	$-	$-	$140.6	$187.5	$328.1	$352.9
Average Interest Rate	-	-	-	-	5.99%	3.86%	4.77%

Mexican Pesos Denominated

Unsecured Debt
Variable Rate	$-	$-	$-	$-	$76.7	$-	$76.7	$80.3
Average Interest Rate	-	-	-	-	5.13%	-	5.13%

Chilean Pesos Denominated

Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$40.1	$40.1	$45.5
Average Interest Rate	-	-	-	-	-	5.68%	5.68%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $4.4 million for the six months ended June 30, 2014, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments and respective cumulated translation adjustments (“CTA”) as of June 30, 2014.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents, CTA balances are shown in U.S. dollars:

Foreign Investment (in millions)
Country	Local Currency	US Dollars	CTA Gain/(Loss)
Mexican real estate investments (MXN)	3,795.5	$292.6	$(105.7)
Canadian real estate joint venture and marketable securities investments (CAD)	364.3	$341.5	$23.3
Chilean real estate investments (CLP)	33,280.0	$60.4	$(11.4)
Peruvian real estate investments (Peruvian Nuevo Sol)	15.6	$5.6	$0.1

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

 CTAs result from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment and are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. Based on the Company’s foreign investment balances at June 30, 2014, a favorable overall exchange rate fluctuation of 10% would decrease the aggregate CTA net loss balance by approximately $77.8 million, whereas, an unfavorable overall exchange rate fluctuation of 10% would increase the aggregate CTA net loss balance by approximately $63.6 million.

Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio and the Company may, in the near term, substantially liquidate all of its investments in this portfolio which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings. At June 30, 2014, the aggregate CTA net loss balance relating to the Company’s Latin American portfolio is $117.0 million. Based on the Company’s foreign investment balances in Latin America at June 30, 2014, a favorable overall exchange rate fluctuation of 10% would decrease the aggregate CTA net loss balance by approximately $39.8 million, whereas, an unfavorable overall exchange rate fluctuation of 10% would increase the aggregate CTA net loss balance by approximately $32.6 million.

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

KIMCO REALTY CORPORATION

August 1, 2014	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

August 1, 2014	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer