Form 10-Q
period 2014-09-30
KIMCO REALTY CORP
filed 2014-11-03
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 22, 2014, the registrant had 411,425,014 shares of common stock outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 30,	December 31,
	2014	2013
Assets:
Operating real estate, net of accumulated depreciation of $1,937,463 and $1,878,681, respectively	$7,883,798	$7,146,845
Investments and advances in real estate joint ventures	1,087,425	1,257,010
Real estate under development	79,203	97,818
Other real estate investments	268,183	274,641
Mortgages and other financing receivables	22,724	30,243
Cash and cash equivalents	154,190	148,768
Marketable securities	77,123	62,766
Accounts and notes receivable	161,158	164,326
Other assets	559,407	481,213
Total assets	$10,293,211	$9,663,630

Liabilities:
Notes payable	$3,353,458	$3,186,047
Mortgages payable	1,343,859	1,035,354
Dividends payable	104,858	104,496
Other liabilities	563,926	482,054
Total liabilities	5,366,101	4,807,951
Redeemable noncontrolling interests	91,413	86,153

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,961,200 shares, 102,000 shares issued and outstanding (in series) Aggregate liquidation preference $975,000	102	102
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 411,338,211 and 409,731,058 shares, respectively	4,113	4,097
Paid-in capital	5,722,829	5,689,258
Cumulative distributions in excess of net income	(945,949)	(996,058)
Accumulated other comprehensive income	(68,620)	(64,982)
Total stockholders' equity	4,712,475	4,632,417
Noncontrolling interests	123,222	137,109
Total equity	4,835,697	4,769,526
Total liabilities and equity	$10,293,211	$9,663,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Revenues from rental properties	$253,367	$212,153	$723,891	$629,691
Management and other fee income	8,679	9,310	26,245	26,752

Total revenues	262,046	221,463	750,136	656,443

Operating expenses
Rent	3,559	3,315	10,362	10,012
Real estate taxes	31,553	28,156	92,413	81,345
Operating and maintenance	32,143	23,767	90,190	73,721
General and administrative expenses	28,674	30,828	94,682	96,148
Provision for doubtful accounts	992	2,102	4,612	6,917
Impairment charges	6,141	58,650	45,691	83,887
Depreciation and amortization	69,188	57,933	191,423	170,827
Total operating expenses	172,250	204,751	529,373	522,857

Operating income	89,796	16,712	220,763	133,586

Other income/(expense)
Mortgage financing income	417	925	2,544	3,341
Interest, dividends and other investment income	269	416	712	9,464
Other (expense)/income, net	(1,238)	3,527	(3,796)	(1,292)
Interest expense	(51,578)	(53,949)	(154,998)	(162,404)

Income/(loss) from continuing operations before income taxes, equity in income of joint ventures, gain on change in control of interests and equity in income from other real estate investments	37,666	(32,369)	65,225	(17,305)

Provision for income taxes, net	(5,366)	(23,763)	(14,651)	(26,584)
Equity in income of joint ventures, net	51,787	96,175	150,073	179,791
Gain on change in control of interests, net	14,431	-	83,773	21,711
Equity in income of other real estate investments, net	6,036	10,547	16,404	29,910

Income from continuing operations	104,554	50,590	300,824	187,523

Discontinued operations
Income from discontinued operating properties, net of tax	4,062	9,588	23,475	32,733
Impairment/loss on operating properties, net of tax	(566)	(26,928)	(58,373)	(68,130)
Gain on disposition of operating properties, net of tax	89,259	23,398	118,804	27,762
Income/(loss) from discontinued operations	92,755	6,058	83,906	(7,635)

Gain on sale of operating properties, net of tax	-	540	389	1,080

Net income	197,309	57,188	385,119	180,968

Net income attributable to noncontrolling interests	(2,601)	(1,425)	(13,899)	(6,296)

Net income attributable to the Company	194,708	55,763	371,220	174,672

Preferred dividends	(14,573)	(14,573)	(43,720)	(43,720)

Net income available to the Company's common shareholders	$180,135	$41,190	$327,500	$130,952

Per common share:
Income from continuing operations:
-Basic	$0.21	$0.08	$0.61	$0.33
-Diluted	$0.21	$0.08	$0.61	$0.33
Net income attributable to the Company:
-Basic	$0.44	$0.10	$0.80	$0.32
-Diluted	$0.44	$0.10	$0.79	$0.32

Weighted average shares:
-Basic	409,326	408,060	408,868	407,459
-Diluted	411,101	408,866	410,683	408,510

Amounts attributable to the Company's common shareholders:
Income from continuing operations	$87,376	$32,353	$250,990	$136,743
Income/(loss) from discontinued operations	92,759	8,837	76,510	(5,791)
Net income	$180,135	$41,190	$327,500	$130,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

Net income	$197,309	$57,188	$385,119	$180,968
Other comprehensive income:
Change in unrealized gain on marketable securities, net	5,869	17,660	13,980	23,888
Change in foreign currency translation adjustment, net	(14,912)	305	(17,807)	(2,199)
Other comprehensive(loss)/ income	(9,043)	17,965	(3,827)	21,689

Comprehensive income	188,266	75,153	381,292	202,657

Comprehensive income attributable to noncontrolling interests	(2,586)	(1,720)	(13,710)	(5,931)

Comprehensive income attributable to the Company	$185,680	$73,433	$367,582	$196,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

(in thousands)

	Cumulative
	Distributions	Accumulated
	in Excess	Other						Total
	of Net	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2013	$(824,008)	$(66,182)	102	$102	407,782	$4,078	$5,651,170	$4,765,160	$167,320	$4,932,480

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	937	937

Comprehensive income:
Net income	174,672	-	-	-	-	-	-	174,672	6,296	180,968
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	23,888	-	-	-	-	-	23,888	-	23,888
Change in foreign currency translation adjustment	-	(1,834)	-	-	-	-	-	(1,834)	(365)	(2,199)

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(5,140)	(5,140)
Dividends ($0.63 per common share; $1.2938 per Class H Depositary Share and $1.1250 per Class I Depositary Share, and $1.0313 per Class J Depositary Share. and $1.0547 per Class K Depositary Share, respectively)	(301,569)		-	-	-	-	-	(301,569)	-	(301,569)
Distributions to noncontrolling interests	-		-	-	-	-	-	-	(6,387)	(6,387)
Issuance of common stock	-		-	-	560	5	9,208	9,213	-	9,213
Surrender of restricted stock	-		-	-	(245)	(2)	(3,849)	(3,851)	-	(3,851)
Exercise of common stock options	-		-	-	1,559	16	29,028	29,044	-	29,044
Acquisition of noncontrolling interests	-		-	-	-	-	(5,992)	(5,992)	(20,096)	(26,088)
Amortization of equity awards	-		-	-	-	-	8,856	8,856	-	8,856
Balance, September 30, 2013	$(950,905)	$(44,128)	102	$102	409,656	$4,097	$5,688,421	$4,697,587	$142,565	$4,840,152

Balance, January 1, 2014	$(996,058)	$(64,982)	102	$102	409,731	$4,097	$5,689,258	$4,632,417	$137,109	$4,769,526

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	3,098	3,098

Comprehensive income:
Net income	371,220	-	-	-	-	-	-	371,220	13,899	385,119
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	13,980	-	-	-	-	-	13,980	-	13,980
Change in foreign currency translation adjustment	-	(17,618)	-	-	-	-	-	(17,618)	(189)	(17,807)
								-
Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(4,779)	(4,779)
Dividends ($0.675 per common share; $1.2938 per Class H Depositary Share and $1.1250 per Class I Depositary Share, and $1.0313 per Class J Depositary Share. and $1.0547 per Class K Depositary Share, respectively)	(321,111)	-	-	-	-	-	-	(321,111)	-	(321,111)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(25,150)	(25,150)
Issuance of common stock	-	-	-	-	805	8	13,827	13,835	-	13,835
Surrender of restricted stock	-	-	-	-	(187)	(2)	(3,979)	(3,981)	-	(3,981)
Exercise of common stock options	-	-	-	-	989	10	16,077	16,087	-	16,087
Acquisition of noncontrolling interests	-	-	-	-	-	-	(53)	(53)	(766)	(819)
Amortization of equity awards	-	-	-	-	-	-	7,699	7,699	-	7,699
Balance, September 30, 2014	$(945,949)	$(68,620)	102	$102	411,338	$4,113	$5,722,829	$4,712,475	$123,222	$4,835,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,

	2014	2013
Cash flow from operating activities:
Net income	$385,119	$180,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,914	191,420
Impairment charges	107,034	167,153
Gain on sale of operating properties	(130,052)	(29,859)
Equity in income of joint ventures, net	(150,073)	(179,791)
Gains on change in control of interests	(83,773)	(21,711)
Equity in income from other real estate investments, net	(16,404)	(29,910)
Distributions from joint ventures and other real estate investments	186,629	211,362
Change in accounts and notes receivable	3,168	11,414
Change in accounts payable and accrued expenses	35,289	69,053
Change in other operating assets and liabilities	(26,846)	(36,258)
Net cash flow provided by operating activities	510,005	533,841

Cash flow from investing activities:
Acquisition of operating real estate	(382,128)	(182,423)
Improvements to operating real estate	(93,733)	(78,490)
Improvements to real estate under development	(154)	(541)
Investment in marketable securities	(4,556)	(33,588)
Proceeds from sale/repayments of marketable securities	3,780	10,800
Investments and advances to real estate joint ventures	(59,602)	(289,494)
Reimbursements of investments and advances to real estate joint ventures	144,359	409,748
Investment in other real estate investments	(3,851)	(23,488)
Reimbursements of investments and advances to other real estate investments	12,981	19,557
Investment in mortgage loans receivable	-	(11,469)
Collection of mortgage loans receivable	7,707	13,900
Investment in other investments	-	(21,366)
Reimbursements of other investments	-	9,175
Proceeds from sale of operating properties	303,104	247,965
Net cash flow (used for)/provided by investing activities	(72,093)	70,286

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(298,264)	(132,492)
Principal payments on rental property debt	(17,098)	(18,264)
Proceeds from mortgage loan financings	15,700	35,974
Proceeds/(repayments) under unsecured revolving credit facility, net	55,646	(99,076)
Proceeds from issuance of unsecured term loan/notes	500,000	621,562
Repayments under unsecured term loan/notes	(370,842)	(446,717)
Financing origination costs	(11,911)	(7,364)
Redemption of/distributions to noncontrolling interests, net	(1,059)	(27,184)
Dividends paid	(320,749)	(299,754)
Proceeds from issuance of stock	16,087	29,043
Net cash flow used for financing activities	(432,490)	(344,272)

Change in cash and cash equivalents	5,422	259,855

Cash and cash equivalents, beginning of period	148,768	141,875
Cash and cash equivalents, end of period	$154,190	$401,730

Interest paid during the period (net of capitalized interest of $1,288 and $888, respectively)	$135,706	$142,805

Income taxes paid during the period	$12,944	$1,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and Subsidiaries, (the “Company”). The Company’s Subsidiaries includes subsidiaries which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information furnished in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2013 Annual Report on Form 10-K for the year ended December 31, 2013 (“10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Computation of Basic Earnings Per Share:
Income from continuing operations	$104,554	$50,590	$300,824	$187,523
Gain on sale of operating properties, net of tax	-	540	389	1,080
Net income attributable to noncontrolling interests	(2,601)	(1,425)	(13,899)	(6,296)
Discontinued operations attributable to noncontrolling interests	(4)	(2,779)	7,396	(1,844)
Preferred stock dividends	(14,573)	(14,573)	(43,720)	(43,720)
Income from continuing operations available to the common shareholders	87,376	32,353	250,990	136,743
Earnings attributable to unvested restricted shares	(431)	(337)	(1,292)	(1,011)
Income from continuing operations attributable to common shareholders	86,945	32,016	249,698	135,732
Income/(loss) from discontinued operations attributable to the Company	92,759	8,837	76,510	(5,791)
Net income attributable to the Company’s common shareholders for basic earnings per share	$179,704	$40,853	$326,208	$129,941

Weighted average common shares outstanding	409,326	408,060	408,868	407,459

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.21	$0.08	$0.61	$0.33
Income/(loss) from discontinued operations	0.23	0.02	0.19	(0.01)
Net income	$0.44	$0.10	$0.80	$0.32

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$86,945	$32,016	$249,698	$135,732
Income/(loss) from discontinued operations attributable to the Company	92,759	8,837	76,510	(5,791)
Distributions on convertible units	130	-	390	-
Net income attributable to the Company’s common shareholders for diluted earnings per share	$179,834	$40,853	$326,598	$129,941

Weighted average common shares outstanding – basic	409,326	408,060	408,868	407,459
Effect of dilutive securities (a):
Equity awards	1,052	806	1,092	1,051
Assumed conversion of convertible units	723	-	723	-
Shares for diluted earnings per common share	411,101	408,866	410,683	408,510

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.21	$0.08	$0.61	$0.33
Income/(loss) from discontinued operations	0.23	0.02	0.18	(0.01)
Net income	$0.44	$0.10	$0.79	$0.32

(a)

For the three and nine months ended September 30, 2014 and 2013, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.  Additionally, there were 8,839,578 and 10,983,598 stock options that were not dilutive at September 30, 2014 and 2013, respectively.

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

New Accounting Pronouncements –

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter, early adoption is permitted.  The Company is currently in the process of evaluating the impact the adoption of ASU 2014-15 will have on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

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

2. Operating Property Activities

Acquisitions -

During the nine months ended September 30, 2014, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash*	Debt Assumed	Other	Total	GLA**
North Valley Leasehold	Peoria, AZ	Jan-14	$3,000	$-	$-	$3,000	-
LaSalle Properties (3 properties)	Various (1)	Jan-14	62,239	23,269	7,642	93,150	316
Harrisburg Land Parcel	Harrisburg, PA	Jan-14	2,550	-	-	2,550	-
Crossroads Plaza	Cary, NC	Feb-14	18,691	72,309	-	91,000	489
Quail Corners	Charlotte, NC (2)	Mar-14	9,398	17,409	4,943	31,750	110
KIF 1 Portfolio (12 properties)	Various (3)	Apr-14	128,699	157,010	122,291	408,000	1,589
Fountain at Arbor Lakes (2 Land Parcels)	Maple Grove, MN	Apr-14	900	-	-	900	-
Boston Portfolio (24 properties)	Various	Apr-14	149,486	120,514	-	270,000	1,426
Vinnin Square	Swampscott, MA	May-14	2,550	-	-	2,550	6
SEB Portfolio (10 Properties)	Various (4)	Jul-14	69,261	193,600	12,911	275,772	1,415
Highlands Ranch Parcel	Highlands Ranch, CO	Sep-14	3,800	-	-	3,800	10
			$450,574	$584,111	$147,787	$1,182,472	5,361

* Includes 1031 sales proceeds

** Gross leasable area ("GLA")

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

(2)

The Company acquired a 65.4% controlling ownership interest in this property and the seller retained a 34.6% noncontrolling interest in the property. The partner has the ability to put its partnership interest to the Company. As such, the Company has recorded the partners’ share of the property’s fair value of $4.9 million as Redeemable noncontrolling interests on the Company’s Condensed Consolidated Balance Sheets.

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

(4)

The Company acquired from its partner the remaining ownership interest in 10 properties that were held in a joint venture in which the Company has a 15% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain of $14.4 million from the fair value adjustment associated with the Company’s original ownership due to a change in control, which is reflected in the purchase price above in Other.

The aggregate purchase price of the properties acquired during the nine months ended September 30, 2014, has been preliminarily allocated as follows (in thousands):

Land	$335,891
Buildings	561,601
Above Market Rents	24,995
Below Market Rents	(67,101)
In-Place Leases	93,617
Building Improvements	239,897
Tenant Improvements	21,885
Mortgage Fair Value Adjustment	(34,154)
Other Assets	5,841
$1,182,472

Dispositions –

During the nine months ended September 30, 2014, the Company disposed of 37 operating properties, in separate transactions, for an aggregate sales price of $458.1 million, including seven operating properties in Mexico. These transactions, which are included in Discontinued Operations on the Company’s Condensed Consolidated Statements of Income, resulted in an aggregate gain of $129.4 million, before income taxes and noncontrolling interests and aggregate impairment charges of $12.1 million, before income taxes and noncontrolling interests.

Impairment Charges -

During the nine months ended September 30, 2014, the Company recognized aggregate impairment charges of $45.7 million, which are included in Impairment charges under Operating expenses on the Company’s Condensed Consolidated Statements of Income. These impairment charges consist of $40.9 million related to adjustments to property carrying values and $4.8 million related to a cost method investment. The adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. During the second quarter of 2014, the Company implemented a plan to accelerate its disposition of certain U.S. properties and in accordance with this strategy the Company identified approximately 150 operating properties to sell within the next 18 months. This plan effectively shortened the Company’s anticipated hold period for these properties and as a result the Company recognized impairment charges on certain consolidated operating properties. (See Footnote 12 for fair value disclosure).

During the nine months ended September 30, 2013, the Company recognized aggregate impairment charges of $83.9 million, which are included in Impairment charges under Operating expenses on the Company’s Condensed Consolidated Statements of Income. These impairment charges consist of $73.9 million related to adjustments to property carrying values and $10.0 million relating to a cost method investment.

The Company’s estimated fair values as it relates to property carrying values were primarily based upon estimated sales prices from third party offers based on signed contracts or letters of intent. The impairment of the cost method investment was based upon a review of the underlying cause of the decline in value, as well as the severity and duration of the decline. As a result of such review, the Company determined that the decline was deemed to be other-than-temporary. (See Footnote 12 for fair value disclosure).

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

The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2014 and 2013 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2014 and 2013 and the operations for the applicable period for those assets classified as held-for-sale as of September 30, 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Discontinued operations:
Revenues from rental property	$7,754	$26,127	$44,842	$81,429
Rental property expenses	(2,160)	(8,994)	(11,281)	(25,854)
Depreciation and amortization	(1,430)	(6,444)	(8,491)	(20,594)
Provision for doubtful accounts, net	128	(406)	(191)	(1,088)
Interest income/(expense), net	23	(42)	(50)	110
Other expense, net	(3)	(112)	(437)	(448)
Income from discontinued operating properties, before income taxes	4,312	10,129	24,392	33,555
Impairment of property carrying value, net, before income taxes	(940)	(26,957)	(61,343)	(83,267)
Gain on disposition of operating properties, net, before income taxes	99,144	23,400	129,435	27,764
(Provision)/benefit for income taxes, net	(9,761)	(514)	(8,578)	14,313
Income/(loss) from discontinued operating properties	92,755	6,058	83,906	(7,635)
Net loss/(income) attributable to noncontrolling interests	4	2,779	(7,396)	1,844
Income/(loss) from discontinued operations attributable to the Company	$92,759	$8,837	$76,510	$(5,791)

During the nine months ended September 30, 2014, the Company classified as held-for-sale 35 operating properties. The aggregate book value of these properties was $239.9 million, net of accumulated depreciation of $76.5 million.   The Company recognized impairment charges on 11 of these properties aggregating $56.2 million, of which $7.1 million related to three properties that were sold during the nine months ended September 30, 2014. The book value of the other 24 properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized. The Company’s determination of the fair value of these properties, aggregating $316.5 million, was based upon executed contracts of sale with third parties (see Footnote 12).   The Company completed the sale of 15 held-for-sale operating properties during the nine months ended September 30, 2014 (these dispositions are included in Footnote 2 above).  At September 30, 2014, the Company had 20 operating properties classified as held-for-sale at a carrying amount of $95.2 million, net of accumulated depreciation of $43.4 million, which are included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

4. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at September 30, 2014 and December 31, 2013 (in millions, except number of properties):

	As of September 30, 2014					As of December 31, 2013
Venture	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2) (9)	15.0%	60	10.6	$2,747.7	$180.7	15.0%	60	10.6	$2,724.0	$179.7
Kimco Income Opportunity Portfolio (“KIR”) (2) (3)	48.6%	55	11.6	1,486.0	153.8	48.6%	57	12.0	1,496.0	163.6
Kimstone (2)	33.3%	39	5.6	1,096.5	93.3	33.3%	39	5.6	1,095.3	100.3
BIG Shopping Centers (2) (21)*	37.9%	21	3.4	522.1	31.3	37.9%	21	3.4	520.1	29.5
The Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	6	2.4	438.8	155.6	55.0%	6	2.4	437.4	144.8
Kimco Income Fund (“KIF”) (2) (8)	-	-	-	-	-	39.5%	12	1.5	288.7	50.6
SEB Immobilien (2) (12)	15.0%	3	0.4	85.8	2.5	15.0%	13	1.8	361.9	0.9
Other Institutional Programs (2) (4) (5)	Various	51	1.5	344.4	10.1	Various	56	2.1	385.3	17.9
RioCan	50.0%	45	9.3	1,256.9	162.6	50.0%	45	9.3	1,314.3	156.3
Latin America (6)	Various	17	1.0	95.9	52.6	Various	28	3.7	313.2	156.7
Other Joint Venture Programs (7)	Various	61	9.8	1,447.7	244.9	Various	75	11.5	1,548.9	256.7
Total		358	55.6	$9,521.8	$1,087.4		412	63.9	$10,485.1	$1,257.0

*   Ownership % is a blended rate

The table below presents the Company’s share of net income/(loss) for the above investments which is included in the Company’s Condensed Consolidated Statements of Income in Equity in income of joint ventures, net for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
KimPru and KimPru II	$2.6	$2.4	$7.7	$6.6
KIR (3) (11) (20)	6.5	9.0	19.4	23.5
Kimstone (10)	1.3	1.8	0.6	1.7
BIG Shopping Centers (21)	1.0	0.9	2.6	2.3
CPP	2.1	1.5	5.2	4.5
KIF (8)	-	0.9	0.9	2.5
SEB Immobilien (12)	0.2	0.3	0.7	0.8
Other Institutional Programs (5)	2.4	0.4	2.4	2.8
RioCan	7.7	7.3	23.0	20.0
Latin America (6) (14) (15) (16) (17)	0.8	69.3	35.3	101.4
Other Joint Venture Programs (7) (13) (18) (19)	27.2	2.4	52.3	13.7
Total	$51.8	$96.2	$150.1	$179.8

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

(3)

During the nine months ended September 30, 2014, KIR sold two operating properties for a sales price of $17.7 million. In connection with the two dispositions, the Company recognized its share of an aggregate net gain of $1.1 million.

(4)

During the nine months ended September 30, 2014, the Company acquired three properties from a joint venture in which the Company has a noncontrolling interest for a total sales price of $93.2 million. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. As such, the Company recognized a gain of $3.7 million from the fair value adjustment associated with the Company’s original ownership due to a change in control and now consolidates these operating properties.

(5)

During the nine months ended September 30, 2014, two joint ventures in which the Company holds a noncontrolling interest sold two operating properties for an aggregate sales price of $46.6 million and recognized an aggregate gain of $11.1 million. The Company’s share of this gain was $2.2 million.

(6)

During the nine months ended September 30, 2014, the Company sold its noncontrolling interest in 10 operating properties located throughout Mexico based on a gross aggregate sales price of $202.1 million. The Company recognized a net gain of $30.0 million, before income taxes, associated with these transactions.

(7)

During the nine months ended September 30, 2014, a joint venture in which the Company holds a noncontrolling interest sold 14 operating properties for an aggregate sales price of $158.5 million and recognized an aggregate gain of $51.9 million.  The Company’s share of this gain was $26.2 million.

(8)

During the nine months ended September 30, 2014, the Company purchased the remaining interest in KIF based on a gross purchase price of $408.0 million. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. As such, the Company recognized a gain of $65.6 million from the fair value adjustment associated with the Company’s original ownership due to a change in control and now consolidates these operating properties.

(9)

During the nine months ended September 30, 2014, KimPru acquired an additional parcel within one of its existing operating properties in Elk Grove, CA for a purchase price of $10.5 million. The Company’s capital contribution for this acquisition was $1.6 million.

(10)	During June 2013, Blackstone Real Estate Partners VII and the Company entered into a new joint venture (Kimstone) in which the Company owns a 33.3% noncontrolling interest.
(11)

During the nine months ended September 30, 2014, KIR recognized aggregate impairment charges of $5.0 million related to two properties which KIR anticipates selling within the next 18 months. KIR effectively shortened its anticipated hold period for these assets which resulted in the expected future cash flows being less than the carrying value. The Company’s share of these impairment charges was $2.8 million.

(12)

During the nine months ended September 30, 2014, the Company purchased the remaining 85% interest in 10 SEB properties based on a gross purchase price of $275.8 million including the assumption of $193.6 million of mortgage debt. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. As such, the Company recognized a gain of $14.4 million from the fair value adjustment associated with the Company’s original ownership due to a change in control and now consolidates these operating properties.

(13)

During the nine months ended September 30, 2014, the Company received a distribution of $15.4 million from a joint venture that was in excess of its carrying value and as such, the Company recognized this amount as equity in income.

(14)

During the nine months ended September 30, 2013, joint ventures in which the Company held noncontrolling interests sold ten operating properties located throughout Mexico for $315.5 million. These transactions resulted in an aggregate net gain to the Company of $21.8 million, after tax.

(15)

During the nine months ended September 30, 2013, the Company and its joint venture partner sold their noncontrolling ownership interest in a joint venture which held interests in 84 operating properties located throughout Mexico for $603.5 million (including debt of $301.2 million). This transaction resulted in a net gain to the Company of $78.2 million, before income taxes of $25.1 million.

(16)

During the nine months ended September 30, 2013, a joint venture in which the Company held a noncontrolling interest sold nine operating properties located throughout Chile for net proceeds of $17.6 million. This transaction resulted in a net gain to the Company of $4.0 million.

(17)

During the nine months ended September 30, 2013, the Company recorded impairment charges of $12.9 million on six properties that were in advanced negotiations to sell located throughout Mexico based upon the anticipated selling prices.

(18)

During the nine months ended September 30, 2013, a joint venture in which the Company has a noncontrolling interest sold on operating property for a sales price of $7.6 million and recognized an impairment charge of $2.0 million. The Company’s share of this impairment charge was $1.0 million.

(19)

During June 2013, the InTown portfolio was sold for a sales price of $735.0 million which included the assignment of $609.2 million in debt. This transaction resulted in a deferred gain to the Company of $21.7 million.

(20)

During the nine months ended September 30, 2013, KIR sold an operating property in Cincinnati, OH for a sales price of $30.0 million and recognized a gain of $6.1 million. The Company’s share of this gain was $3.0 million.

(21)

During October 2014, the Company and their joint venture partner BIG divided 15 of the 21 properties in the BIG Shopping Centers venture with the Company receiving a 99% ownership interest in seven operating properties and BIG receiving a 99% ownership interest in eight operating properties. As a result of this transaction, the Company will consolidate these seven properties. Subsequent to this transaction the BIG Shopping Centers venture holds six operating properties.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2014 and December 31, 2013 (dollars in millions):

	As of September 30, 2014			As of December 31, 2013
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**
KimPru and KimPru II	$921.2	5.53%	26.0	$923.4	5.53%	35.0
KIR	870.6	5.04%	64.9	889.1	5.05%	75.1
Kimstone	729.5	4.46%	30.8	749.9	4.62%	39.3
BIG Shopping Centers	406.3	5.41%	34.2	406.5	5.39%	40.1
CPP	112.6	5.03%	13.1	138.6	5.23%	19.0
Kimco Income Fund	-	-	-	158.0	5.45%	8.7
SEB Immobilien	50.2	4.06%	38.7	243.8	5.11%	43.3
RioCan	679.0	4.46%	40.5	743.7	4.59%	48.0
Other Institutional Programs	223.4	5.47%	23.8	272.9	5.32%	31.0
Other Joint Venture Programs	952.5	5.33%	59.5	1,063.1	5.53%	60.6
Total	$4,945.3			$5,589.0

** Average Remaining Term includes extension options.

5. Other Real Estate Investments

Preferred Equity Capital -

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity Program. As of September 30, 2014, the Company’s net investment under the Preferred Equity Program was $232.3 million relating to 446 properties, including 385 net leased properties.  During the nine months ended September 30, 2014, the Company earned $17.5 million from its preferred equity investments, including $3.7 million in profit participation earned from three capital transactions.  During the nine months ended September 30, 2013, the Company earned $37.9 million from its preferred equity investments, including $20.3 million in profit participation earned from nine capital transactions.

6. Variable Interest Entities

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at September 30, 2014, are two entities that are VIEs, for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At September 30, 2014, total assets of these ground-up development VIEs were $88.2 million and total liabilities were $0.5 million. The classification of these assets is primarily within Real estate under development and the classification of liabilities is primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating $35.6 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at September 30, 2014, is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of September 30, 2014, the Company’s investment in this VIE was a negative $11.0 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $11.0 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

7. Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of September 30, 2014, the Company had a total of 13 loans aggregating $22.7 million all of which were identified as performing loans.

During the nine months ended September 30, 2014, the Company received full payment relating to three mortgage receivable loans which had an aggregate outstanding balance of $6.9 million. These loans bore interest at rates ranging between 7.97% and 10.0% and had scheduled maturities ranging from March 2014 to June 2019.

8. Marketable Securities and Other Investments

At September 30, 2014, the Company’s investment in marketable securities was $77.1 million which includes an aggregate unrealized gain of $40.0 million relating to marketable equity security investments.

9. Notes Payable

During March 2014, the Company established a new $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2019. This Credit Facility replaced the Company’s existing $1.75 billion unsecured revolving credit facility which was scheduled to mature in October 2015. The Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian dollars, British Pounds Sterling, Japanese Yen or euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of September 30, 2014, the Credit Facility had a balance of $250.0 million outstanding and $1.1 million appropriated for letters of credit.

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

During the nine months ended September 30, 2014, the Company repaid (i) its $100.0 million 5.95% senior unsecured notes, which matured in June 2014 and (ii) its remaining $194.6 million 4.82% senior unsecured notes, which also matured in June 2014.

The Company had a 1.0 billion Mexican peso (“MXN”) term loan which was scheduled to mature in March 2018 and bore interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35%. This 1.0 billion MXN term loan (USD $76.3 million) was repaid during September 2014.

10. Mortgages Payable

During the nine months ended September 30, 2014, the Company (i) assumed $618.3 million of individual non-recourse mortgage debt relating to the acquisition of 48 operating properties, including an increase of $34.2 million associated with fair value debt adjustments, (ii) paid off $298.3 million of mortgage debt that encumbered 18 properties and (iii) entered into a new non-recourse mortgage for $15.7 million encumbering one property.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2014 and September 30, 2013 (amounts in thousands):

	2014	2013
Balance at January 1,	$86,153	$81,076
Issuance of redeemable units/partnership interest	4,943	5,223
Fair market value adjustment, net	225	(484)
Other	92	88
Balance at September 30,	$91,413	$85,903

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable securities (1)	$77,123	$77,253	$62,766	$62,824

Notes payable (2)	$3,353,458	$3,513,711	$3,186,047	$3,333,614

Mortgages payable (3)	$1,343,859	$1,399,124	$1,035,354	$1,083,801

(1)

As of September 30, 2014 and December 31, 2013, the Company determined that $74.5 million and $59.7 million, respectively, of the Marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $2.8 million and $3.1 million, respectively, were classified within Level 3 of the fair value hierarchy.

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

The table below presents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2014	Level 1	Level 2	Level 3

Marketable equity securities	$74,547	$74,547	$-	$-

	Balance at December 31, 2013	Level 1	Level 2	Level 3

Marketable equity securities	$59,723	$59,723	$-	$-

      Assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013, are as follows (in thousands):

	Balance at September 30, 2014	Level 1	Level 2	Level 3

Real estate	$228,798	$-	$-	$228,798

	Balance at December 31, 2013	Level 1	Level 2	Level 3

Real estate	$217,529	$-	$-	$217,529
Joint venture investments	$59,693	$-	$-	$59,693
Other real estate investments	$2,050	$-	$-	$2,050
Cost method investment	$4,670	$-	$-	$4,670

During the nine months ended September 30, 2014, the Company recognized impairment charges of $107.0 million of which $61.3 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of (i) $102.2 million related to adjustments to property carrying values and (ii) $4.8 million related to a cost method investment. During the nine months ended September 30, 2013, the Company recognized impairment charges of $167.2 million of which $83.3 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of (i) $153.0 million related to adjustments to property carrying values, $10.0 million related to a cost method investment, $1.0 million related to certain joint venture investments and $3.2 million related to a preferred equity investment.

The Company’s estimated fair values, as it relates to property carrying values were primarily based upon (i) estimated sales prices from third party offers based on signed contracts or letters of intent (this method was used to determine $80.5 million of the $102.2 million in impairments recognized during the nine months ended September 30, 2014), for which the Company does not have access to the unobservable inputs used to determine these estimated fair values, and (ii) discounted cash flow models (this method was used to determine $21.7 million of the $102.2 million in impairments recognized during the nine months ended September 30, 2014). The discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and expectations for growth. The capitalization rates primarily ranging from 5.0% to 15.0% and discount rates primarily ranging from 6.0% to 16.0% which were utilized in the models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for each respective investments.

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

As of September 30, 2014 and December 31, 2013
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

14. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2014 and 2013 (in thousands):

	2014	2013
Acquisition of real estate interests by assumption of mortgage debt	$210,232	$36,716
Acquisition of real estate interests by issuance of redeemable units/partnership interest	$6,122	$3,985
Acquisition of real estate interests through proceeds held in escrow	$71,116	$-
Acquisition of real estate interests through mortgage receivable foreclosure	$-	$24,322
Proceeds held in escrow through sale of real estate interests	$147,728	$-
Issuance of restricted common stock	$13,835	$9,213
Surrender of restricted common stock	$(3,981)	$(3,851)
Disposition of real estate through the issuance of an unsecured obligation	$-	$3,513
Declaration of dividends paid in succeeding period	$104,858	$98,334
Consolidation of Joint Ventures:
Increase in real estate and other assets	$509,839	$228,200
Increase in mortgages payable	$373,879	$206,489

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

The Company recognized expenses associated with its equity awards of $14.5 million and $15.1 million for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, the Company had $28.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.1 years.

16. Accumulated Other Comprehensive Income (“AOCI”)

The following table displays the change in the components of accumulated other comprehensive income for the nine months ended September 30, 2013 and 2014:

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for-Sale Investments	Total
Balance as of January 1, 2013	$(85,404)	$19,222	$(66,182)
Other comprehensive income before reclassifications	(1,834)	31,082	29,248
Amounts reclassified from AOCI (1)	-	(7,194)	(7,194)
Other comprehensive income	(1,834)	23,888	22,054
Balance as of September 30, 2013	$(87,238)	$43,110	$(44,128)

(1) Amounts were reclassified to Interest, dividends and other investment income on the Company’s Condensed Consolidated Statements of Income.

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for-Sale Investments	Total
Balance as of January 1, 2014	$(90,977)	$25,995	$(64,982)
Other comprehensive income before reclassifications	(17,618)	13,980	(3,638)
Amounts reclassified from AOCI	-	-	-
Net current-period other comprehensive income	(17,618)	13,980	(3,638)
Balance as of September 30, 2014	$(108,595)	$39,975	$(68,620)

At September 30, 2014, the Company had net unrealized cumulative translation adjustment (“CTA”) losses relating to its investments in foreign entities of $108.6 million, after noncontrolling interests of $5.8 million. The CTA losses are comprised of $127.0 million of unrealized losses relating to its Latin American investments, $113.4 million of which is related to Mexico, partially offset by, $18.4 million of unrealized gains relating to its Canadian investments. The CTA losses result from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio. The Company anticipates it will, in the near term, substantially liquidate all of its investments in this portfolio which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings.

17. Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2014. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the nine months ended September 30, 2014 and 2013, adjusted to give effect to these transactions at the beginning of 2013 and 2012, respectively.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been had the transactions occurred at the beginning of 2013 and 2012, respectively, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures).

	Nine Months Ended September 30,
	2014	2013

Revenues from rental property	$756.8	$689.5
Net income	$267.7	$238.1
Net income available to the Company’s common shareholders	$217.5	$186.2

Net income available to the Company’s common shareholders per common share:
Basic	$0.53	$0.46
Diluted	$0.53	$0.45

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of September 30, 2014, the Company had interests in 814 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 116.8 million square feet of gross leasable area (“GLA”) and 541 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 12.1 million square feet of GLA, for a grand total of 1,355 properties aggregating 128.9 million square feet of GLA, located in 41 states, Puerto Rico, Canada, Mexico, Chile and Peru.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s strategy is to be the premier owner and operator of neighborhood and community shopping centers through investments primarily in the U.S. and Canada.  To achieve this strategy the Company is (i) striving to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, (ii) simplifying its business by exiting Mexico and South America and reducing the number of joint venture investments and (iii) pursuing redevelopment opportunities within its portfolio to increase overall value. During the second quarter of 2014, the Company implemented a plan to accelerate its disposition of certain U.S. properties and in accordance with this strategy the Company identified approximately 150 operating properties to sell within the next 18 months. This plan effectively shortened the Company’s anticipated hold period for these properties and as such caused the Company to recognize impairment charges on certain consolidated operating properties. If the Company accepts sales prices for these assets that are less than their net carrying values, the Company would be required to take additional impairment charges. Additionally, the Latin America dispositions could represent the substantial liquidation of these foreign investments, which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings (see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk – Foreign Investments”).

Results of Operations

Comparison of the three months ended September 30, 2014 and 2013

	Three Months Ended
	September 30,
	(amounts in millions)
	2014	2013	Increase	% change

Revenues from rental property (1)	$253.4	$212.2	$41.2	19.4%

Rental property expenses: (2)
Rent	$3.6	$3.3	$0.3	9.1%
Real estate taxes	31.6	28.2	3.4	12.1%
Operating and maintenance	32.1	23.8	8.3	34.9%
	$67.3	$55.3	$12.0	21.7%

Depreciation and amortization (3)	$69.2	$57.9	$11.3	19.5%

Comparison of the nine months ended September 30, 2014 to 2013

	Nine Months Ended
	September 30,
	(amounts in millions)
	2014	2013	Increase	% change

Revenues from rental property (1)	$723.9	$629.7	$94.2	15.0%

Rental property expenses: (2)
Rent	$10.4	$10.0	$0.4	4.0%
Real estate taxes	92.4	81.3	11.1	13.7%
Operating and maintenance	90.2	73.7	16.5	22.4%
	$193.0	$165.0	$28.0	17.0%

Depreciation and amortization (3)	$191.4	$170.8	$20.6	12.1%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2014 and 2013, providing incremental revenues for the three and nine months ended September 30, 2014, of $33.0 million and $72.8 million, respectively, as compared to the corresponding periods in 2013 and (ii) an overall increase in the consolidated shopping center portfolio occupancy to 95.0% at September 30, 2014, as compared to 93.6% at September 30, 2013, the completion of certain development and redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the three and nine months ended September 30, 2014, of $8.5 million and $21.7 million, respectively, as compared to the corresponding periods in 2013, partially offset by (iii) a decrease in revenues relating to the Company’s Latin America portfolio of $0.3 million and $0.3 million, respectively, for the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee, (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the three months ended September 30, 2014, as compared to the corresponding period in 2013, primarily due to (i) an increase in real estate taxes of $3.4 million, (ii) an increase in repairs and maintenance costs of $4.8 million, (iii) an increase in insurance premiums and claims paid of $2.3 million, (iv) an increase in property services of $1.1 million and (v) an increase in utilities expense of $1.0 million. Rental property expenses increased for the nine months ended September 30, 2014, as compared to the corresponding period in 2013, primarily due to (i) an increase in real estate taxes of $11.1 million, (ii) an increase in repairs and maintenance costs of $7.0 million, (iii) an increase in snow removal costs of $3.0 million, (iv) an increase in insurance premiums and claims paid of $2.5 million, (v) an increase in property services of $2.3 million and (vi) an increase in utilities expense of $1.3 million. These increases are primarily due to acquisitions of properties during 2014 and 2013.

(3)

Depreciation and amortization increased for the three and nine months ended September 30, 2014, as compared to the corresponding period in 2013, primarily due to operating property acquisitions during 2014 and 2013.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense and other company-specific expenses. General and administrative expenses decreased $2.2 million for the three months ended September 30, 2014, as compared to the corresponding period in 2013, due to a decrease of $1.2 million in professional fees and a decrease in $0.9 million for personnel related expenses.

During the nine months ended September 30, 2014, the Company recognized impairment charges of $107.0 million of which $61.3 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of (i) $102.2 million related to adjustments to property carrying values and (ii) $4.8 million related to a cost method investment. The adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. During the second quarter ended June 30, 2014, the Company implemented a plan to accelerate its disposition of certain properties and in accordance with this strategy the Company identified approximately 150 operating properties to sell within the next 18 months. This plan effectively shortened the Company’s anticipated hold period for these properties and as a result the Company recognized impairment charges on certain operating properties.

During the nine months ended September 30, 2013, the Company recognized impairment charges of $167.2 million of which $83.3 million, before noncontrolling interests and income tax, is included in discontinued operations. These impairment charges consist of (i) $153.0 million related to adjustments to property carrying values, (ii) $10.0 million related to a cost method investment, (iii) $1.0 million related to certain joint venture investments and (iv) $3.2 million related to a preferred equity investment.

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

Interest, dividends and other investment income decreased $8.8 million for the nine months ended September 30, 2014, as compared to the corresponding period in 2013. This decrease is primarily due to a decrease in realized gains of $5.3 million resulting from the sale of certain marketable securities during the nine months ended September 30, 2013, and a decrease in excess cash distributions related to cost method investments of $2.8 million for the nine months ended September 30, 2013.

Other (expense)/income, net changed $4.7 million to an expense of $1.2 million for the three months ended September 30, 2014, as compared to income of $3.5 million for the corresponding period in 2013. This change is primarily due to a decrease in gains from land sales of $4.5 million. Other (expense)/income, net changed $2.5 million to an expense of $3.8 million for the nine months ended September 30, 2014, as compared to an expense of $1.3 million for the corresponding period in 2013. This change is primarily due to a decrease in gains from land sales of $1.6 million and an increase in acquisition related costs of $1.6 million, partially offset by a decrease in franchise tax expense of $0.3 million.

Interest expense decreased $2.4 million and $7.4 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013.  These decreases are primarily related to lower interest rates on borrowings during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Provision for income taxes, net decreased $18.4 million for the three months ended September 30, 2014, as compared to the corresponding period in 2013. This change is primarily due to (i) a decrease in foreign tax expense of $23.0 million primarily relating to the sale of certain unconsolidated properties during 2013 within the Company’s Latin American portfolio which were subject to foreign taxes at a consolidated reporting entity level, partially offset by (ii) a decrease in tax benefit of $4.5 million relating to lower equity in income recognized in connection with the Albertson’s investment in 2013.

Provision for income taxes, net decreased $11.9 million for the nine months ended September 30, 2014, as compared to the corresponding period in 2013.  This change is primarily due to (i) a decrease in foreign tax expense of $14.5 million primarily relating to the sale of certain unconsolidated properties during 2013 within the Company’s Latin American portfolio which were subject to foreign taxes at a consolidated reporting entity level and (ii) a decrease in tax provision of $9.1 million relating to a change in control gain recognized during the nine months ended September 30, 2013, partially offset by, (iii) a partial release of the deferred tax valuation allowance of $8.7 million during the nine months ended September 30, 2013 related to the Company’s FNC portfolio based on the Company’s estimated future earnings of FNC and (iv) a decrease in tax benefit of $2.2 million relating to equity losses recognized in connection with the Company’s Albertson’s investment.

Equity in income of joint ventures, net decreased $44.4 million for the three months ended September 30, 2014, as compared to the corresponding period in 2013. This decrease is primarily due to (i) a decrease in gains of $71.0 million resulting from the sale of properties within various joint venture investments, primarily in Latin America during 2013 and (ii) lower equity in income resulting from the sales of properties within various joint venture investments and the acquisition of partnership interest in joint ventures by the Company during 2014 and 2013, partially offset by, (iii) an increase in equity in income of $15.4 million resulting from a cash distribution received in excess of the Company’s carrying basis and (iv) a decrease in impairment charges of $12.7 million during the three months ended September 30, 2014, as compared to the corresponding period in 2013, relating to various joint venture properties primarily located in Mexico.

Equity in income of joint ventures, net decreased $29.7 million for the nine months ended September 30, 2014, as compared to the corresponding period in 2013. This decrease is primarily the result of (i) a decrease in gains of $48.9 million resulting from the sale of properties within various joint venture investments and interests in joint ventures primarily located in Latin America during 2013, (ii) a decrease in equity in income of $1.4 million due to the sale of the InTown portfolio in 2013, (iii) a decrease of $6.0 million related to the sale of various joint ventures within the Company’s Latin American portfolio, and (iv) lower equity in income resulting from the sales of properties within various joint venture investments and the acquisition of partnership interest in joint ventures by the Company, during 2014 and 2013, partially offset by, (v) an increase in equity in income of $15.4 million resulting from a cash distribution received in excess of the Company’s carrying basis, and (vi) a decrease in impairment charges of $10.8 million relating to various joint venture properties primarily located in Mexico taken during the nine months ended 2013, as compared to 2014.

During the nine months ended September 30, 2014, the Company acquired 25 properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded an aggregate gain on change in control of interests of $83.8 million related to the fair value adjustment associated with its original ownership of these properties.

During the nine months ended September 30, 2013, the Company acquired four properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded an aggregate net gain on change in control of interests of $21.7 million related to the fair value adjustment associated with its original ownership of these properties.

Equity in income from other real estate investments, net decreased $4.5 million for the three months ended September 30, 2014, as compared to the corresponding period in 2013. This decrease is primarily due to a decrease of $16.3 million in earnings from the Company’s Preferred Equity Program primarily resulting from the sale of the Company’s interests in certain preferred equity investments during 2014 and 2013, partially offset by, an increase of $11.4 million in equity in income, resulting from lower net losses in the Albertson’s joint venture during the three months ended September 30, 2014, as compared to the corresponding period in 2013.

Equity in income from other real estate investments, net decreased $13.5 million for the nine months ended September 30, 2014, as compared to the corresponding period in 2013. This decrease is primarily due to a decrease of $20.5 million in earnings from the Company’s Preferred Equity Program primarily resulting from the sale of the Company’s interests in certain preferred equity investments during 2014 and 2013, partially offset by, an increase of $5.5 million in equity in income, resulting from lower net losses in the Albertson’s joint venture during the nine months ended September 30, 2014, as compared to the corresponding period in 2013.

During the nine months ended September 30, 2014, the Company disposed of 37 operating properties, in separate transactions, for an aggregate sales price of $458.1 million, including seven operating properties in Mexico. These transactions, which are included in Discontinued Operations on the Company’s Condensed Consolidated Statements of Income, resulted in an aggregate gain of $129.4 million, before income taxes and noncontrolling interests and aggregate impairment charges of $12.1 million, before income taxes and noncontrolling interests.

During the nine months ended September 30, 2013, the Company disposed of 22 operating properties and three out-parcels in separate transactions, for an aggregate sales price of $153.3 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $9.5 million and aggregate impairment charges of $31.7 million, after income taxes.

Net income attributable to the Company was $194.7 million and $371.2 million for the three and nine months ended September 30, 2014, respectively. Net income attributable to the Company for the three and nine months ended September 30, 2013 was $55.8 million and $174.7 million, respectively. On a diluted per share basis, net income attributable to the Company was $0.44 and $0.79 for the three and nine month periods ended September 30, 2014, as compared to $0.10 and $0.32 for the three and nine month periods ended September 30, 2013. These changes are primarily attributable to (i) incremental earnings due to the acquisition of operating properties during 2014 and 2013 and increased profitability from the Company’s operating properties, (ii) an increase in gains on sale of operating properties, (iii) an increase in gain on change in control of interests, (iv) a decrease in tax provision relating to decreased gains on sales from joint venture properties during 2014, partially offset by, (v) a decrease in equity in income of joint ventures, net and equity in income of other real estate investments, net.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At September 30, 2014, the Company’s five largest tenants were TJX Companies, The Home Depot, Wal-Mart, Royal Ahold, and Bed Bath & Beyond, which represented 3.2%, 2.5%, 2.0%, 1.9% and 1.7%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility with bank commitments of $1.75 billion which can be increased to $2.25 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Net cash flow provided by operating activities	$510.0	$533.8
Net cash flow (used for)/provided by investing activities	$(72.1)	$70.3
Net cash flow used for financing activities	$(432.5)	$(344.3)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the nine months ended September 30, 2014, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2014 and 2013, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) operational distributions from the Company’s joint venture programs.

Cash flows provided by operating activities for the nine months ended September 30, 2014, were $510.0 million, as compared to $533.8 million for the comparable period in 2013.  This decrease of $23.8 million is primarily attributable to (i) decreased operational distributions from joint ventures and other real estate investments and (ii) changes in accounts payable and accrued expenses due to timing of payments, partially offset by, (iii) higher operational income from operating properties including properties acquired during 2014 and 2013.

Investing Activities

Cash flows used for investing activities for the nine months ended September 30, 2014, was $72.1 million, as compared to cash flows provided by investing activities of $70.3 million for the comparable period in 2013. This change of $142.4 million resulted primarily from (i) a decrease in reimbursements of investments and advances to real estate joint ventures of $265.4 million, (ii) an increase in acquisition of operating real estate of $199.7 million, (iii) an increase in improvements to operating real estate of $15.2 million, (iv) a decrease in reimbursements of other investments of $9.2 million, (v) a decrease in proceeds from sale/repayments of marketable securities of $7.0 million and (vi) a decrease in reimbursements of investments and advances to other real estate investments of $6.6 million, partially offset by, (vii) a decrease in investments and advances to real estate joint ventures of $229.9 million, (viii) an increase in proceeds from the sale of operating properties of $55.1 million, (ix) a decrease in investment in marketable securities of $29.0 million, (x) a decrease in investment in other investments of $21.4 million, (xi) a decrease in investment in other real estate investments of $19.6 million, and (xii) a decrease in investment/collection, net in mortgage loans receivable of $5.3 million.

Acquisitions of Operating Real Estate

During the nine months ended September 30, 2014 and 2013, the Company expended $382.1 million and $182.4 million, respectively, towards the acquisition of operating real estate properties. The Company’s strategy is to continue to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates acquiring approximately $1.0 billion to $1.2 billion of operating properties during 2014. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities, assumption of mortgage debt, if applicable, and availability under the Company’s revolving line of credit.

Improvements to Operating Real Estate -

During the nine months ended September 30, 2014 and 2013, the Company expended $93.7 million and $78.5 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	The Nine Months Ended September 30,
	2014	2013
Redevelopment/renovations	$51,595	$23,235
Tenant improvements/tenant allowances	38,611	45,496
Other	3,527	9,759
Total	$93,733	$78,490

Additionally, during the nine months ended September 30, 2014 and 2013, the Company capitalized interest of $1.3 million and $0.9 million, respectively, and capitalized payroll of $2.1 million and $0.9 million, respectively, in connection with the Company’s improvements of real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads which are located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts during 2014 will be approximately $100 million to $150 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Investments and Advances to Real Estate Joint Ventures -

During the nine months ended September 30, 2014, the Company expended $59.6 million for investments and advances to real estate joint ventures, primarily related to the repayment of mortgage debt and received $144.4 million from reimbursements of investments and advances to real estate joint ventures, including refinancing of debt and sales of properties.

Financing Activities

Cash flows used for financing activities for the nine months ended September 30, 2014, were $432.5 million, as compared to $344.3 million for the comparable period in 2013.  This change of $88.2 million resulted primarily from (i) an increase in principal payments of $164.6 million, (ii) a decrease in proceeds from unsecured term loan/notes of $121.6 million, (iii) an increase in dividends paid of $21.0 million, (iv) a decrease in proceeds from mortgage loan financing of $20.3 million and (v) a decrease in proceeds from issuance of stock of $13.0 million, partially offset by, (vi) an increase in borrowings/repayments, net under the Company’s unsecured revolving credit facility of $154.7 million, (vii) a decrease in repayments under unsecured term loan/notes of $75.9 million and (viii) a decrease in redemption of noncontrolling interests of $26.1 million.

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

Debt maturities for the remainder of 2014 consist of: $6.5 million of consolidated debt; $71.6 million of unconsolidated joint venture debt and $40.9 million of debt on properties included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available.  The 2014 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facility (which at September 30, 2014, had $1.5 billion available) and debt refinancing.  The 2014 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

During March 2014, the Company established a new $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2019. This Credit Facility replaced the Company’s existing $1.75 billion unsecured revolving credit facility which was scheduled to mature in October 2015. The Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian dollars, British Pounds Sterling, Japanese Yen or euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of September 30, 2014, the Credit Facility had a balance of $250.0 million outstanding and $1.1 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 9/30/14
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	37%
Total Priority Indebtedness to GAV	<35%	10%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.33x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.18x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of March 17, 2014, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2014.

The Company had a 1.0 billion Mexican peso (“MXN”) term loan which was scheduled to mature in March 2018 and bore interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35%. During September 2014, the Company repaid the MXN 1.0 billion (USD $76.3 million) term loan.

The Company also has a $400.0 million unsecured term loan with a consortium of banks, which accrues interest at LIBOR plus 105 basis points (1.20% as of September 30, 2014).  The term loan was scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017. During January 2014, the Company exercised its option to extend the maturity date to April 17, 2015. Pursuant to the terms of the term loan credit agreement, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios.  The term loan covenants are similar to the Credit Facility covenants described above.

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

The Company’s supplemental indentures governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 9/30/14
Consolidated Indebtedness to Total Assets	<60%	40%
Consolidated Secured Indebtedness to Total Assets	<40%	11%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.1x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.6x

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

During the nine months ended September 30, 2014, the Company repaid (i) its $100.0 million 5.95% senior unsecured notes, which matured in June 2014 and (ii) its remaining $194.6 million 4.82% senior unsecured notes, which also matured in June 2014.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.

During the nine months ended September 30, 2014, the Company (i) assumed $618.3 million of individual non-recourse mortgage debt relating to the acquisition of 48 operating properties, including an increase of $34.2 million associated with fair value debt adjustments, (ii) paid off $298.3 million of mortgage debt that encumbered 18 properties and (iii) entered into a new non-recourse mortgage of $15.7 million encumbering one property.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the nine months ended September 30, 2014 and 2013 were $320.7 million and $299.8 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.225 per common share payable to shareholders of record on October 3, 2014, which was paid on October 15, 2014. The Board of Directors declared an increased quarterly cash dividend of $0.24 per common share, an annualized increase of 6.7%, payable to shareholders of record on January 2, 2015, which is scheduled to be paid on January 15, 2015.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three and nine months ended September 30, 2014 and 2013, is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income available to common shareholders	$180,135	$41,190	$327,500	$130,952
Gain on disposition of operating property, net of tax and noncontrolling interests	(89,262)	(23,922)	(118,420)	(28,827)
Gain on disposition of joint venture operating properties and change in control of interests	(26,106)	(57,651)	(137,530)	(108,407)
Depreciation and amortization - real estate related	68,014	62,445	193,007	185,742
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	21,821	28,245	71,230	93,295
Impairment of operating properties, net of tax and noncontrolling interests	5,306	91,046	103,723	145,118
FFO	159,908	141,353	439,510	417,873
Transactional (income)/expense:
Profit participation from other real estate investments	-	(9,083)	(2,799)	(13,175)
Transactional losses from other real estate investments	-	-	3,497	-
Gains from land sales, net of tax	(980)	(1,509)	(2,986)	(1,674)
Acquisition costs, net of tax	2,248	532	4,861	3,327
Severance costs	-	-	2,869	-
Distributions in excess of Company’s investment basis	(15,439)	(79)	(15,523)	(2,045)
Impairment of other investments	2,599	4,271	4,873	20,299
Gain on sale of marketable securities	-	-	-	(5,329)
Deferred tax valuation allowance release	-	-	-	(9,126)
Other income, net	(134)	(876)	(2,053)	(1,240)
Total transactional income, net	(11,706)	(6,744)	(7,261)	(8,963)
FFO as adjusted	$148,202	$134,609	$432,249	$408,910
Weighted average shares outstanding for FFO calculations:
Basic	409,326	408,060	408,868	407,459
Units	1,530	1,519	1,537	1,539
Dilutive effect of equity awards	2,967	2,378	3,006	2,622
Diluted	413,823 (1)	411,957 (1)	413,411 (1)	411,620 (1)

FFO per common share – basic	$0.39	$0.35	$1.07	$1.03
FFO per common share – diluted	$0.39 (1)	$0.34 (1)	$1.07 (1)	$1.02 (1)
FFO as adjusted per common share – basic	$0.36	$0.33	$1.06	$1.00
FFO as adjusted per common share – diluted	$0.36 (1)	$0.33 (1)	$1.05 (1)	$1.00 (1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $747 and $621 for the three months ended September 30, 2014 and 2013, respectively, and $2,240 and $1,878 for the nine months ended September 30, 2014 and 2013, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of the Company’s Net income from continuing operations to Same Property NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations	$104,554	$50,590	$300,824	$187,523
Adjustments:
Management and other fee income	(8,679)	(9,310)	(26,245)	(26,752)
General and administrative expenses	28,674	30,828	94,682	96,148
Impairment of property carrying values	6,141	58,650	45,691	83,887
Depreciation and amortization	69,188	57,933	191,423	170,827
Other expense, net	52,130	49,081	155,538	150,891
Provision for income taxes, net	5,366	23,763	14,651	26,584
Gain on change in control of interests	(14,431)	-	(83,773)	(21,711)
Equity in income of other real estate investments, net	(6,036)	(10,547)	(16,404)	(29,910)
Non same property net operating income	(17,870)	(12,123)	(47,458)	(56,219)
Non-operational expense from joint ventures, net	24,274	(5,339)	86,932	117,277
Same Property NOI	243,311	233,526	715,861	698,545
Impact from foreign currency	-	(1,372)	-	(5,404)
Same Property NOI, before foreign currency impact	$243,311	$232,154	$715,861	$693,141

Same Property NOI, before foreign currency impact increased by $11.2 million or 4.8% for the three months ended September 30, 2014, as compared to the corresponding period in 2013. Same Property NOI increased by $9.8 million or 4.2% for the three months ended September 30, 2014, as compared to the corresponding period in 2013. This increase is primarily the result of (i) an increase of $8.6 million related to lease-up and rent commencements in the portfolio and (ii) an increase of $2.6 million in other property income, partially offset by (iii) the impact from changes in foreign currency exchange rates of $1.4 million. Same Property NOI, before foreign currency impact increased by $22.7 million or 3.3% for the nine months ended September 30, 2014, as compared to the corresponding period in 2013. Same Property NOI increased by $17.3 million or 2.5% for the nine months ended September 30, 2014, as compared to the corresponding period in 2013. This increase is primarily the result of (i) an increase of $20.7 million related to lease-up and rent commencements in the portfolio and (ii) an increase of $2.0 million in other property income, partially offset by (iii) the impact from changes in foreign currency exchange rates of $5.4 million.

Leasing Activity

During the nine months ended September 30, 2014, the Company executed 689 leases totaling over 5.6 million square feet in the Company’s consolidated operating portfolio comprised of 272 new leases and 417 renewals and options. The leasing costs associated with these new leases are anticipated to aggregate $33.3 million or $20.84 per square foot. These costs include $25.7 million of tenant improvements and $7.6 million of leasing commissions.

Tenant Lease Expirations

The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	196	539	$10,529	1.4%
2014	123	459	$7,388	1.0%
2015	650	3,741	$54,339	7.4%
2016	777	6,082	$79,406	10.9%
2017	871	7,689	$101,195	13.8%
2018	770	6,297	$87,889	12.0%
2019	686	6,131	$82,010	11.2%
2020	336	4,345	$53,862	7.4%
2021	213	2,586	$33,822	4.6%
2022	202	2,366	$31,864	4.4%
2023	211	2,343	$33,691	4.6%
2024	224	3,542	$47,303	6.5%

(1) Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of September 30, 2014, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD) and Chilean pesos (CLP) as indicated by geographic description (amounts are USD equivalent in millions).

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$6.5	$145.6	$299.0	$472.0	$36.0	$303.6	$1,262.7	$1,313.3
Average Interest Rate	5.59%	5.19%	6.46%	5.86%	4.79%	5.25%	5.75%

Variable Rate	$-	$6.0	$-	$1.9	$36.3	$-	$44.2	$43.8
Average Interest Rate	-	0.12%	-	4.00%	2.51%	-	2.25%

Unsecured Debt
Fixed Rate	$-	$350.0	$300.0	$290.9	$300.0	$1,150.0	$2,390.9	$2,549.4
Average Interest Rate	-	5.29%	5.78%	5.70%	4.30%	4.14%	4.72%

Variable Rate	$-	$400.0	$-	$-	$250.0	$-	$650.0	$629.1
Average Interest Rate	-	1.20%	-	-	1.08%	-	1.16%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$-	$-	$-	$-	$133.9	$178.7	$312.6	$335.2
Average Interest Rate	-	-	-	-	5.99%	3.86%	4.77%

Chilean Pesos Denominated

Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$37.0	$37.0	$42.0
Average Interest Rate	-	-	-	-	-	5.68%	5.68%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $5.5 million for the nine months ended September 30, 2014, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments and respective cumulated translation adjustments (“CTA”) as of September 30, 2014.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents, CTA balances are shown in U.S. dollars:

Foreign Investment (in millions)
Country	Local Currency	US Dollars	CTA Gain/(Loss)
Mexican real estate investments (MXN)	2,590.5	$192.8	$(113.4)
Canadian real estate joint venture investments (CAD)	423.5	$378.2	$18.4
Chilean real estate investments (CLP)	33,074.7	$55.0	$(13.5)
Peruvian real estate investments (Peruvian Nuevo Sol)	14.2	$4.9	$(0.1)

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

 CTAs result from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment and are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. Based on the Company’s foreign investment balances at September 30, 2014, a favorable overall exchange rate fluctuation of 10% would decrease the aggregate CTA net loss balance by approximately $70.1 million, whereas, an unfavorable overall exchange rate fluctuation of 10% would increase the aggregate CTA net loss balance by approximately $57.4 million.

Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio and the Company anticipates it will, in the near term, substantially liquidate all of its investments in this portfolio which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings. At September 30, 2014, the aggregate CTA net loss balance relating to the Company’s Latin American portfolio is $127.0 million. Based on the Company’s foreign investment balances in Latin America at September 30, 2014, a favorable overall exchange rate fluctuation of 10% would decrease the aggregate CTA net loss balance by approximately $28.1 million, whereas, an unfavorable overall exchange rate fluctuation of 10% would increase the aggregate CTA net loss balance by approximately $23.0 million.

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

KIMCO REALTY CORPORATION

November 3, 2014	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

November 3, 2014	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer