Form 10-K
period 2014-12-31
KIMCO REALTY CORP
filed 2015-02-27
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.1 billion based upon the closing price on the New York Stock Exchange for such equity on June 30, 2014.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

412,577,958 shares as of February 25, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 5, 2015.

Index to Exhibits begins on page 37.

TABLE OF CONTENTS

Item No.		Form 10-K Report Page
	PART I

1.	Business	3

1A.	Risk Factors	5

1B.	Unresolved Staff Comments	12

2.	Properties	12

3.	Legal Proceedings	13

4.	Mine Safety Disclosures	13

	PART II

5.	Market for Registrant's Common Equity,Related Stockholder Matters and Issuer Purchases of Equity Securities	14

6.	Selected Financial Data	16

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

7A.	Quantitative and Qualitative Disclosures About Market Risk	34

8.	Financial Statements and Supplementary Data	35

9.	Changes in and Disagreements With Accountants on Accounting andFinancial Disclosure	35

9A.	Controls and Procedures	35

9B.	Other Information	35

	PART III

10.	Directors, Executive Officers and Corporate Governance	35

11.	Executive Compensation	36

12.	Security Ownership of Certain Beneficial Owners andManagement and Related Stockholder Matters	36

13.	Certain Relationships and Related Transactions, and DirectorIndependence	36

14.	Principal Accounting Fees and Services	36

	PART IV

15.	Exhibits, Financial Statement Schedules	36

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates and managements’ ability to estimate the impact thereof, (vii) risks related to the Company’s international operations, (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities , and risks related to acquisitions not performing in accordance with our expectations, (ix) valuation and risks related to the Company’s joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common stock, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges, (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xvi) the risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K and in the Company’s other filings with the SEC. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s reports on Form 10-Q and Form 8-K that the Company files with the Securities and Exchange Commission (“SEC”).

PART I

Item 1.  Business

Background

Kimco Realty Corporation, a Maryland corporation, is one of the nation's largest owners and operators of neighborhood and community shopping centers.  The terms "Kimco," the "Company," "we," "our" and "us" each refer to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise.  The Company is a self-administered real estate investment trust ("REIT") and has owned and operated neighborhood and community shopping centers for more than 50 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of December 31, 2014, the Company had interests in 754 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 109.5 million square feet of gross leasable area (“GLA”), and 533 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 11.7 million square feet of GLA, for a grand total of 1,287 properties aggregating 121.2 million square feet of GLA, located in 41 states, Puerto Rico, Canada, Mexico and Chile. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.  The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by GLA) currently held by any publicly traded REIT.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000. Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting are administered by the Company from its executive offices in New Hyde Park, New York and supported by the Company’s regional offices. As of December 31, 2014, a total of 580 persons were employed by the Company.

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

The Company’s initial growth resulted primarily from ground-up development and the construction of shopping centers. Subsequently, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and continued its expansion across the nation. The Company implemented its investment real estate management format through the establishment of various institutional joint venture programs, in which the Company has noncontrolling interests. The Company earns management fees, acquisition fees, disposition fees as well as promoted interests based on achieving certain performance metrics. The Company continued its geographic expansion with investments in Canada, Mexico, Chile, Brazil and Peru; however during 2013, based upon a perceived change in market conditions, the Company began its efforts to exit its investments in Mexico and South America. By the fourth quarter of 2014, the Company had substantially liquidated its investments in Mexico, Brazil and Peru. The Company’s revenues and equity in income (including gains on sales and impairment losses) from its foreign investments in U.S. dollar equivalents and their respective local currencies are as follows (in millions):

	2014	2013	2012
Revenues (consolidated in USD):
Mexico	$29.4	$49.5	$47.3
Brazil	$-	$3.2	$3.8
Peru	$0.1	$0.4	$0.4
Chile	$8.1	$9.2	$7.4
Revenues (consolidated):
Mexico (Mexican Pesos “MXN”)	382.3	673.8	626.5
Brazil (Brazilian Real)	-	6.8	7.2
Peru (Peruvian Nuevo Sol)	0.4	1.2	1.1
Chile (Chilean Pesos “CLP”)	4,485.9	4,464.7	3,648.0

Equity in income (unconsolidated joint ventures, including preferred equity investments in USD):
Canada	$49.3	$46.6	$45.7
Mexico (2014 includes the release of cumulative foreign currency translation adjustment “CTA”)	$(3.7)	$98.1	$15.0
Chile	$(0.1)	$4.2	$0.4

Equity in income (unconsolidated joint ventures, including preferred equity investments in local currencies):
Canada (Canadian dollars)	54.6	48.0	46.0
Mexico (MXN)	(550.8)	232.3	152.8
Chile (CLP)	(55.3)	2,141.2	194.2

The Company, through its taxable REIT subsidiaries (“TRS”), as permitted by the Tax Relief Extension Act of 1999, has previously engaged in various retail real estate related opportunities, including (i) ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion and (ii) retail real estate management and disposition services, which primarily focused on leasing and disposition strategies for real estate property interests of both healthy and distressed retailers. The Company may consider other investments through its TRS should suitable opportunities arise.

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

Operating and Investment Strategy

The Company’s strategy is to be the premier owner and operator of neighborhood and community shopping centers through investments primarily in the U.S.  To achieve this strategy the Company is (i) striving to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, (ii) simplifying its business by exiting Mexico and South America and reducing the number of joint venture investments and (iii) pursuing redevelopment opportunities within its portfolio to increase overall value and certain development opportunities for long-term investment. The Company has an active capital recycling program and during the second quarter of 2014, the Company implemented a plan to accelerate the disposition of certain U.S. properties. This plan effectively shortened the Company’s anticipated hold period for these properties and as such caused the Company to recognize impairment charges on certain consolidated operating properties to reflect their estimated fair values. If the Company accepts sales prices for these assets that are less than their net carrying values, the Company would be required to take additional impairment charges. In order to execute the Company’s strategy, the Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers. The Company also has an institutional management business with domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers. In an effort to further its simplification strategy, the Company is actively pursuing opportunities to reduce its institutional management business through partner buy-outs, property acquisitions from institutional joint ventures and/or third party property sales.

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

The Company's neighborhood and community shopping center properties are designed to attract local area customers and are typically anchored by a supermarket, a discount department store, a home improvement center or a drugstore tenant offering day-to-day necessities rather than high-priced luxury items. The Company may either purchase or lease income-producing properties in the future and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership. Equity investments may be subject to existing mortgage financing and/or other indebtedness. Financing or other indebtedness may be incurred simultaneously or subsequently in connection with such investments. Any such financing or indebtedness would have priority over the Company’s equity interest in such property. The Company may make loans to joint ventures in which it may or may not participate.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2014, no single neighborhood and community shopping center accounted for more than 1.8% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.4% of the Company’s total shopping center GLA. At December 31, 2014, the Company’s five largest tenants were TJX Companies, The Home Depot, Wal-Mart, Kohl’s and Bed Bath & Beyond which represented 3.3%, 2.4%, 1.8%, 1.8% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Item 1A. Risk Factors

We are subject to certain business and legal risks including, but not limited to, the following:

Loss of our tax status as a real estate investment trust or changes in federal tax laws, regulations, administrative interpretations or court decisions relating to real estate investment trusts could have significant adverse consequences to us and the value of our securities.

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

If we lose our REIT status, we will face serious tax consequences that will substantially reduce the funds available to pay dividends to stockholders for each of the years involved because:

●	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to federal income tax at regular corporate rates;
●	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes;
●	unless we were entitled to relief under statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified; and
●	we would not be required to make distributions to stockholders.

As a result of all these factors, our failure to qualify as a REIT or changes in federal tax laws with respect to qualification as a REIT or the tax consequences of such qualification could also impair our ability to expand our business or raise capital and materially adversely affect the value of our securities.

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

Adverse global market and economic conditions may impede our ability to generate sufficient income and maintain our properties.

The economic performance and value of our properties is subject to all of the risks associated with owning and operating real estate, including:

●	changes in the national, regional and local economic climate;
●	local conditions, including an oversupply of, or a reduction in demand for, space in properties like those that we own;
●	trends toward smaller store sizes as retailers reduce inventory and new prototypes;
●	increasing use by customers of e-commerce and online store sites;
●	the attractiveness of our properties to tenants;
●	the ability of tenants to pay rent, particularly anchor tenants with leases in multiple locations;
●	tenants who may declare bankruptcy and/or close stores;
●	competition from other available properties to attract and retain tenants;
●	changes in market rental rates;
●	the need to periodically pay for costs to repair, renovate and re-let space;
●	changes in operating costs, including costs for maintenance, insurance and real estate taxes;
●	the expenses of owning and operating properties, which are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties;
●	changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes;
●	acts of terrorism and war, acts of God and physical and weather-related damage to our properties; and
●	the potential risk of functional obsolescence of properties over time.

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

We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or ground-up development is consistent with our business strategies. We may not succeed in consummating desired acquisitions or in completing developments on time or within budget. When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover the costs of acquisition or development and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention from other activities. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may also abandon acquisition or development opportunities that management has begun pursuing and consequently fail to recover expenses already incurred and will have devoted management’s time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware of at the time of the acquisition. In addition, development of our existing properties presents similar risks.

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

We intend to continue to sell our non-strategic assets and may not be able to recover our investments, which may result in significant losses to us.

There can be no assurance that we will be able to recover the current carrying amount of all of our non-strategic properties and investments and those of our unconsolidated joint ventures in the future. Our failure to do so would require us to recognize impairment charges for the period in which we reached that conclusion, which could materially and adversely affect our business, financial condition, operating results and cash flows.

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

Currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment result in a cumulative translation adjustment (“CTA”), which is recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. The Company’s aggregate CTA net gain balance at December 31, 2014, is $0.3 million, this amount consists of unrealized gains in Canada aggregating $15.2 million, offset by unrealized losses in Chile aggregating $14.9 million.

Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio and during the fourth quarter 2014 the Company substantially liquidated its investment in Mexico and Peru and recognized a loss from foreign currency translation in the amount of $140.1 million before noncontrolling interest of $5.8 million. The Company may, in the near term, substantially liquidate its investment in Chile which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings.

In order to fully develop our international operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with laws of multiple countries. We also must communicate and monitor standards and directives in our international locations. Our failure to successfully manage our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with standards and procedures. Since a portion of our revenues are generated internationally, we must devote an appropriate level of resources to managing our international operations.

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

Our international operations include properties in Canada, Mexico and Chile and are subject to a variety of United States and foreign laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”). We have policies and procedures designed to promote compliance with the FCPA and other anti-corruption laws, but we cannot assure you that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject, the manner in which existing laws might be administered or interpreted, or the potential that we may face regulatory sanctions.

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

Our revolving credit facility, term loan and the indentures under which our senior unsecured debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions that might otherwise be advantageous. In addition, failure to meet any of the financial covenants could cause an event of default under our revolving credit facility, term loan and the indentures and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

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

We may not be able to recover our investments in marketable securities mortgage receivables or other investments, which may result in significant losses to us.

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

Our mortgage receivables may be or become subordinated to mechanics' or materialmen's liens or property tax liens. In these instances we may need to protect a particular investment by making payments to maintain the current status of a prior lien or discharge it entirely. Where that occurs, the total amount we recover may be less than our total investment, resulting in a loss. In the event of a major loan default or several loan defaults resulting in losses, our investments in mortgage receivables would be materially and adversely affected.

The economic performance and value of our other investments, which we do not control and are in retail operations, are subject to risks associated with owning and operating retail businesses, including:

●	changes in the national, regional and local economic climate;
●	the adverse financial condition of some large retailing companies;
●	increasing use by customers of e-commerce and online store sites; and
●	ongoing consolidation in the retail sector.

A decline in the value of our other investments may require us to recognize an other-than-temporary impairment (“OTTI”) against such assets. When the fair value of an investment is determined to be less than its amortized cost at the balance sheet date, we assess whether the decline is temporary or other-than-temporary. If we intend to sell an impaired asset, or it is more likely than not that we will be required to sell the impaired asset before any anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the assets amortized cost and its fair value at the balance sheet date. When an OTTI is recognized through earnings, a new cost basis is established for the asset and the new cost basis may not be adjusted through earnings for subsequent recoveries in fair value.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

Real Estate Portfolio. As of December 31, 2014, the Company had interests in 754 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 109.5 million square feet of gross leasable area (“GLA”) and 533 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 11.7 million square feet of GLA, for a grand total of 1,287 properties aggregating 121.2 million square feet of GLA, located in 41 states, Puerto Rico, Canada, Mexico and Chile.  The Company’s portfolio includes noncontrolling interests. Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2014, the Company’s Combined Shopping Center Portfolio was 95.6% leased.

The Company's neighborhood and community shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of 145,226 square feet as of December 31, 2014. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2014, the Company capitalized $22.2 million in connection with these property improvements and expensed to operations $33.8 million.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners. The Company's neighborhood and community shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include TJX Companies, The Home Depot, Wal-Mart, Kohl’s, Bed Bath & Beyond, Royal Ahold, Petsmart, Ross Stores, Best Buy and Safeway.

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

Minimum base rental revenues and operating expense reimbursements accounted for 98% and other revenues, including percentage rents, accounted for 2% of the Company's total revenues from rental property for the year ended December 31, 2014. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

Approximately 31.2% of the Company's leases of consolidated properties also contain provisions requiring the payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds.  Percentage rents accounted for less than 1% of the Company's revenues from rental property for the year ended December 31, 2014.  Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2014, the Company’s consolidated operating portfolio, comprised of 57.6 million square feet of GLA, was 95.7% leased. The U.S. properties make up the majority of the Company’s consolidated operating portfolio consisting of 57.2 million of the total 57.6 million square feet.  For the period January 1, 2014 to December 31, 2014, the Company increased the average base rent per leased square foot, which includes the impact of tenant concessions, in its U.S. consolidated portfolio of neighborhood and community shopping centers from $12.61 to $13.50, an increase of $0.89.  This increase primarily consists of (i) a $0.34 increase relating to acquisitions, (ii) a $0.31 increase relating to dispositions, and (iii) an $0.24 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio.

The Company has a total of 5,569 leases in the U.S. consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	232	687	$12,846	1.8%
2015	600	3,167	$47,336	6.5%
2016	784	6,134	$80,059	11.0%
2017	873	7,432	$100,813	13.8%
2018	774	6,241	$89,340	12.2%
2019	724	6,123	$84,778	11.6%
2020	398	4,531	$58,196	8.0%
2021	219	2,602	$34,624	4.7%
2022	213	2,290	$32,082	4.4%
2023	210	2,343	$33,567	4.6%
2024	224	3,228	$45,236	6.2%
2025	106	1,530	$18,974	2.6%

(1) Leases currently under month to month lease or in process of renewal

During 2014, the Company executed 872 leases totaling over 6.6 million square feet in the Company’s consolidated operating portfolio comprised of 354 new leases and 518 renewals and options. The leasing costs associated with these leases are estimated to aggregate $45.4 million or $23.73 per square foot. These costs include $35.9 million of tenant improvements and $9.5 million of leasing commissions. The average rent per square foot on new leases was $16.68 and on renewals and options was $12.78. The Company will seek to obtain rents that are higher than amounts within its expiring leases, however, there are many variables and uncertainties which can significantly affect the leasing market at any time; as such, the Company cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Ground-Leased Properties. The Company has interests in 49 consolidated shopping center properties and interests in 24 shopping center properties in unconsolidated joint ventures that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center. The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements revert to the landowner.

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

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information There were no common stock offerings completed by the Company during the three-year period ended December 31, 2014.

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape and declared dividends per share for the Company’s common stock. The Company’s common stock is traded on the NYSE under the trading symbol "KIM".

	Stock Price
Period	High	Low	Dividends
2013:
First Quarter	$22.49	$19.41	$0.21
Second Quarter	$25.09	$20.25	$0.21
Third Quarter	$23.24	$19.68	$0.21
Fourth Quarter	$21.83	$19.22	0.225	(a)

2014:
First Quarter	$22.70	$19.61	$0.225
Second Quarter	$23.63	$21.41	$0.225
Third Quarter	$23.82	$21.54	$0.225
Fourth Quarter	$26.04	$21.56	0.24	(b)

(a)	Paid on January 15, 2014, to stockholders of record on January 2, 2014.
(b)	Paid on January 15, 2015, to stockholders of record on January 2, 2015.

Holders The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,521 as of January 31, 2015.

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

The Company has determined that the $0.90 dividend per common share paid during 2014 represented 36% ordinary income, a 36% return of capital and 28% capital gain to its stockholders. The $0.84 dividend per common share paid during 2013 represented 46% ordinary income, a 36% return of capital and 18% capital gain to its stockholders.

In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, unsecured bank debt, mortgage debt and construction loans, convertible preferred stock and perpetual preferred stock. Borrowings under the Company's revolving credit facility have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnotes 12, 13 and 16 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The Company does not believe that the preferential rights available to the holders of its Class H Preferred Stock, Class I Preferred Stock, Class J Preferred Stock and Class K Preferred Stock, the financial covenants contained in its public bond indentures, as amended, its term loan, or its revolving credit agreements will have an adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

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

Issuer Purchases of Equity Securities During the year ended December 31, 2014, the Company repurchased 128,147 shares in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. The Company expended approximately $2.8 million to repurchase these shares.

Period			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2014	–	January 31, 2014	2,329	$20.01	-	$-
February 1, 2014	-	February 28, 2014	83,826	$21.37	-	-
March 1, 2014	-	March 31, 2014	39,678	$22.01	-	-
April 1, 2014	-	April 30, 2014	-	$-	-	-
May 1, 2014	-	May 31, 2014	557	$22.73	-	-
June 1, 2014	-	June 30, 2014	302	$23.40	-	-
July 1, 2014	–	July 31, 2014	789	$23.51	-	-
August 1, 2014	–	August 31, 2014	666	$22.37	-	-
September 1, 2014	–	December 31, 2014	-	$-	-	-
Total			128,147	$22.13	-	$-

Total Stockholder Return Performance The following performance chart compares, over the five years ended December 31, 2014, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REIT Total Return Index (the "NAREIT Equity Index") prepared and published by the National Association of Real Estate Investment Trusts ("NAREIT"). Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets. The NAREIT Equity Index includes all tax qualified equity real estate investment trusts listed on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market System. Stockholder return performance, presented quarterly for the five years ended December 31, 2014, is not necessarily indicative of future results. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

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

	Year ended December 31, (2)
	2014	2013	2012	2011	2010
	(in thousands, except per share information)
Operating Data:
Revenues from rental properties (1)	$958,888	$825,210	$755,851	$698,211	$673,367
Interest expense (3)	$203,759	$212,240	$223,736	$219,599	$219,766
Early extinguishment of debt charges	$-	$-	$-	$-	$10,811
Depreciation and amortization (3)	$258,074	$224,713	$214,827	$197,956	$188,706
Gain on sale of development properties	$-	$-	$-	$12,074	$2,080
Gain on sale of operating properties, net of tax (3)	$389	$1,432	$4,299	$108	$2,377
Provision for income taxes, net (4)	$22,438	$32,654	$15,603	$24,928	$6,279
Impairment charges (5)	$39,808	$32,247	$10,289	$13,077	$32,661
Income from continuing operations (6)	$375,133	$276,884	$172,760	$100,059	$65,091
Income per common share, from continuing operations:
Basic	$0.77	$0.53	$0.19	$0.10	$0.03
Diluted	$0.77	$0.53	$0.19	$0.10	$0.03
Weighted average number of shares of common stock:
Basic	409,088	407,631	405,997	406,530	405,827
Diluted	411,038	408,614	406,689	407,669	406,201
Cash dividends declared per common share	$0.915	$0.855	$0.78	$0.73	$0.66

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Real estate, before accumulated depreciation	$10,018,226	$9,123,344	$8,947,287	$8,771,257	$8,592,760
Total assets	$10,285,728	$9,663,630	$9,751,234	$9,628,762	$9,833,875
Total debt	$4,620,298	$4,221,401	$4,195,317	$4,114,385	$4,058,987
Total stockholders' equity	$4,774,785	$4,632,417	$4,765,160	$4,686,386	$4,935,842

Cash flow provided by operations	$629,343	$570,035	$479,054	$448,613	$479,935
Cash flow provided by/(used for) investing activities	$126,705	$72,235	$(51,000)	$(20,760)	$37,904
Cash flow used for financing activities	$(717,494)	$(635,377)	$(399,061)	$(440,125)	$(514,743)

(1)

Does not include revenues (i) from rental property relating to unconsolidated joint ventures, (ii) relating to the investment in retail store leases and (iii) from properties included in discontinued operations.

(2)

All years have been adjusted to reflect the impact of operating properties sold during the years ended December 31, 2014, 2013, 2012, 2011 and 2010, which are reflected in discontinued operations in the Consolidated Statements of Income.

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of December 31, 2014, the Company had interests in 754 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 109.5 million square feet of gross leasable area (“GLA”) and 533 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 11.7 million square feet of GLA, for a grand total of 1,287 properties aggregating 121.2 million square feet of GLA, located in 41 states, Puerto Rico, Canada, Mexico, and Chile.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s strategy is to be the premier owner and operator of neighborhood and community shopping centers through investments primarily in the U.S.  To achieve this strategy the Company is (i) striving to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, (ii) simplifying its business by exiting Mexico and South America and reducing the number of joint venture investments and (iii) pursuing redevelopment opportunities within its portfolio to increase overall value and certain development opportunities for long-term investment. The Company has an active capital recycling program and during the second quarter of 2014, the Company implemented a plan to accelerate the disposition of certain non-strategic U.S. properties. This plan effectively shortened the Company’s anticipated hold period for these properties and as such caused the Company to recognize impairment charges on certain consolidated operating properties. If the Company accepts sales prices for these assets that are less than their net carrying values, the Company would be required to take additional impairment charges. In order to execute the Company’s strategy, the Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers in the U.S. The Company also has an institutional management business with domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers. In an effort to further its simplification strategy, the Company is actively pursuing opportunities to reduce its institutional management business through partner buy-outs, property acquisitions from institutional joint ventures and/or third party property sales.

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2014:

Portfolio Information:

●	Net income available to common shareholders increased by $187.7 million to $365.7 million for the year ended December 31, 2014, as compared to $178.0 million for the corresponding period in 2013.
●

Funds from operations (“FFO”) increased from $1.35 per diluted share for the year ended December 31, 2013, to $1.45 per diluted share for the year ended December 31, 2014 (see additional disclosure on FFO beginning on page 31).

●

FFO as adjusted increased from $1.33 per diluted share for the year ended December 31, 2013, to $1.40 per diluted share for the year ended December 31, 2014 (see additional disclosure on FFO beginning on page 31).

●

Combined Same Property net operating income (“NOI”) increased 2.5% for the year ended December 31, 2014, as compared to the corresponding period in 2013; excluding the negative impact of foreign currency fluctuation, this increase would have been 3.3% (see additional disclosure on NOI beginning on page 32).

●	Occupancy rose from 94.6% at December 31, 2013, to 95.6% at December 31, 2014 in the Combined Shopping Center Portfolio.
●	Occupancy rose from 94.9% at December 31, 2013, to 95.7% at December 31, 2014 for the U.S. combined shopping center portfolio.
●	Generated U.S. cash-basis leasing spreads of 8.8%; new leases increased 19.5% and renewals/options increased 6.3%.
●	Executed 2,124 leases, renewals and options totaling approximately 9.8 million square feet in the Combined Shopping Center Portfolio.

Acquisition Activity (see Footnotes 3 and 7 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●

Acquired 63 shopping center properties and five outparcels comprising an aggregate 7.1 million square feet of GLA, for an aggregate purchase price of $1.4 billion including the assumption of $702.6 million of non-recourse mortgage debt encumbering 53 of the properties. The Company acquired 34 of these properties for an aggregate sales price of $1.0 billion from joint ventures in which the Company held noncontrolling ownership interests. The Company evaluated these transactions pursuant to the Financial Accounting Statements Boards (“FASB”) Consolidation guidance. As such, the Company recognized an aggregate gain of $107.2 million from the fair value adjustment associated with its original ownership due to a change in control.

●

Additionally, during the year ended December 31, 2014, the Company acquired $53.5 million in land related to three development projects which will be held as long-term investments. The Company anticipates completing these projects over the next four years.

U.S. Disposition Activity (see Footnotes 4, 5, and 6 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●

During 2014, the Company disposed of 63 operating properties, in separate transactions, for an aggregate sales price of $535.8 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $166.6 million, before income taxes of $8.7 million, and aggregate impairment charges of $60.4 million, before income tax benefits of $2.0 million.

Latin America Disposition Activity (see Footnotes 4, 5, 6 and 7 of Notes to the Consolidated Financial Statements included in this Form 10-K):

●

During 2014, the Company sold 27 consolidated properties in its Latin American portfolio for an aggregate sales price of $297.7 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $33.4 million, after income taxes of $3.3 million and aggregate impairment charges of $24.7 million.

●

During 2014, joint ventures in which the Company held noncontrolling interests sold 14 operating properties located throughout Mexico for $324.5 million. These transactions resulted in an aggregate net gain to the Company of $40.0 million, after income tax, and aggregate impairment charges of $0.9 million.

●

These transactions contributed to the Company’s substantial liquidation of its investment in Mexico and Peru during the fourth quarter, which resulted in the release of a cumulative foreign currency translation loss of $134.4 million, after noncontrolling interests of $5.8 million. This loss has been recorded on the Company’s Consolidated Statements of Income as follows: (i) $92.9 million is included in Impairment/loss on operating properties, net of tax, within Discontinued operations (ii) $47.3 million is included in Equity in income of joint ventures, net and (iii) $5.8 million is included in Net income attributable to noncontrolling interest.

Capital Activity (for additional details see Liquidity and Capital Resources below):

●

During March 2014, the Company established a new $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2019. The Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points on drawn funds.

●

During 2014, the Company issued $500.0 million of 7-year Senior Unsecured Notes at an interest rate of 3.20% payable semi-annually in arrears which are scheduled to mature in May 2021. Net proceeds were used for general corporate purposes including reducing borrowings under the Credit Facility and repayment of maturing debt.

●

Also during 2014, the Company repaid (i) its $100.0 million 5.95% senior unsecured notes, which matured in June 2014 and (ii) its remaining $194.6 million 4.82% senior unsecured notes, which also matured in June 2014.

●

The Company repaid its 1.0 billion Mexican peso (“MXN”) (USD $76.3 million) term loan which was scheduled to mature in March 2018, and bore interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35% during September 2014.

Critical Accounting Policies

The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly-owned subsidiaries and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the consolidation guidance of the FASB Accounting Standards Codification (“ASC”). The Company applies these provisions to each of its joint venture investments to determine whether the cost, equity or consolidation method of accounting is appropriate. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives, valuation of real estate and intangible assets and liabilities, valuation of joint venture investments and other investments, realizability of deferred tax assets and uncertain tax positions. Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could materially differ from these estimates.

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

Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships, where applicable), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments, if material, are made to the purchase price allocation on a retrospective basis. The Company expenses transaction costs associated with business combinations in the period incurred.

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

On a continuous basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged) of the property over its anticipated hold period is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to reflect the estimated fair value of the property.

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

The Company primarily utilizes a twenty year projection of pre-tax book income and taxable income as positive evidence to overcome any negative evidence. Although items of income and expense utilized in the projection are objectively verifiable there is also significant judgment used in determining the duration and timing of events that would impact the projection. Based upon the Company’s analysis of positive and negative evidence the Company will make a determination of the need for a valuation allowance against its deferred tax assets. If future income projections do not occur as forecasted, the Company will reevaluate the need for a valuation allowance. In addition, the Company can employ additional strategies to realize its deferred tax assets, including transferring a greater portion of its property management business to the TRS, sale of certain built-in gain assets, and reducing intercompany debt.

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

Results of Operations

Comparison 2014 to 2013

	2014	2013	Increase	% change
	(amounts in millions)

Revenues from rental properties (1)	$958.9	$825.2	$133.7	16.2%
Rental property expenses: (2)
Rent	$14.3	$13.3	$1.0	7.5%
Real estate taxes	124.7	108.7	16.0	14.7%
Operating and maintenance	119.7	99.4	20.3	20.4%
	$258.7	$221.4	$37.3	16.8%
Depreciation and amortization (3)	$258.1	$224.7	$33.4	14.9%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2014 and 2013, providing incremental revenues for the year ended December 31, 2014, of $110.1 million, as compared to the corresponding period in 2013 and (ii) an overall increase in the consolidated shopping center portfolio occupancy to 95.7% at December 31, 2014, as compared to 94.0% at December 31, 2013, the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the year ended December 31, 2014, of $23.6 million, as compared to the corresponding period in 2013.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee, (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the year ended December 31, 2014, as compared to the corresponding period in 2013, primarily due to acquisitions of properties during 2014 and 2013, resulting in (i) an increase in real estate taxes of $16.0 million, (ii) an increase in repairs and maintenance costs of $6.8 million, (iii) an increase in snow removal costs of $3.4 million, (iv) an increase in property services of $3.7 million, (v) an increase in utilities expense of $1.8 million and (vi) an increase in insurance expense of $3.9 million, due to an increase in insurance claims.

(3)	Depreciation and amortization increased for the year ended December 31, 2014, as compared to the corresponding period in 2013, primarily due to operating property acquisitions during 2014 and 2013.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense, and other company-specific expenses. General and administrative expenses decreased $5.3 million to $122.2 million for the year ended December 31, 2014, as compared to $127.5 million for the corresponding period in 2013. This decrease is primarily due to a decrease in professional fees of $3.4 million in connection with the Company’s response to a subpoena from the Enforcement Division of the SEC and a parallel investigation by the DOJ, in connection with the investigation of Wal-Mart Stores, Inc. with respect to the Foreign Corrupt Practices Act (see Item 3) and a decrease in personnel related costs of $1.8 million for the year ended December 31, 2014, as compared to the corresponding period in 2013.

During the year ended December 31, 2014, the Company recognized impairment charges of $217.8 million, of which $178.0 million, before income tax benefits of $1.7 million, is included in discontinued operations. These impairment charges consist of (i) $118.4 million related to adjustments to property carrying values, (ii) the release of a cumulative foreign currency translation loss of $92.9 million relating to the substantial liquidation of the Company’s investment in Mexico, (iii) $4.8 million related to a cost method investment and (iv) $1.6 million related to a preferred equity investment. The adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. During the second quarter ended June 30, 2014, the Company implemented a plan to accelerate its disposition of certain properties. This plan effectively shortened the Company’s anticipated hold period for these properties and as a result the Company recognized impairment charges on various operating properties. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy. For additional disclosure, see Footnote 15 of the Notes to Consolidated Financial Statements included in this Form 10-K.

During the year ended December 31, 2013, the Company recognized impairment charges of $190.2 million of which $158.0 million, before noncontrolling interests and income tax, is included in discontinued operations. These impairment charges consist of (i) $175.6 million related to adjustments to property carrying values, (ii) $10.4 million related to a cost method investment, (iii) $1.0 million related to certain joint venture investments and (iv) $3.2 million related to a preferred equity investment. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy. For additional disclosure, see Footnote 15 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Interest, dividends and other investment income decreased $15.8 million to $1.0 million for the year ended December 31, 2014, as compared to $16.8 million for the corresponding period in 2013. This decrease is primarily due to (i) a decrease in realized gains of $12.1 million resulting from the sale of certain marketable securities during the year ended December 31, 2013, (ii) a decrease in excess cash distributions related to cost method investments of $2.8 million for the year ended December 31, 2013 and (iii) a decrease in dividend income of $1.2 million resulting from the sale of certain marketable securities during the year ended December 31, 2013.

Other (expense)/income, net changed $9.7 million to an expense of $8.5 million for the year ended December 31, 2014, as compared to income of $1.2 million for the corresponding period in 2013. This change is primarily due to a decrease in gains from land sales of $8.0 million and an increase in acquisition related costs of $1.4 million related to an increase in acquisitions during 2014 as compared to 2013.

Interest expense decreased $8.4 million to $203.8 million for the year ended December 31, 2014, as compared to $212.2 million for the year ended December 31, 2013.  This decrease is primarily related to lower implied interest rates and reduced borrowing levels during 2014, as compared to 2013.

Provision for income taxes, net decreased $10.3 million to $22.4 million for the year ended December 31, 2014, as compared to $32.7 million for the corresponding period in 2013. This change is primarily due to (i) a decrease in foreign tax expense of $9.5 million primarily relating to the sale of certain unconsolidated properties during 2013 within the Company’s Latin American portfolio which were subject to foreign taxes at a consolidated reporting entity level offset by an increase in other foreign uncertain tax positions of $5.5 million, (ii) a decrease in tax provision of $9.1 million relating to a change in control gain recognized during the year ended December 31, 2013, (iii) a decrease in tax provision of $3.4 million related to gains on land sales during 2013, and (iv) a decrease in tax provision of $2.4 million related to gains on sale of certain marketable securities during 2013, partially offset by (v) a partial release of the deferred tax valuation allowance of $8.7 million during the year ended December 31, 2013 related to the Company’s FNC Realty Corp. (“FNC”) portfolio based on the Company’s estimated future earnings of FNC and (vi) a decrease in tax benefit of $4.3 million relating to equity losses recognized in connection with the Company’s Albertson’s investment.

Equity in income of joint ventures, net decreased $49.1 million to $159.6 million for the year ended December 31, 2014, as compared to $208.7 million for the corresponding period in 2013. This decrease is primarily the result of (i) the release of a cumulative foreign currency translation loss of $47.3 million relating to the substantial liquidation of the Company’s investment in Mexico, (ii) a decrease in gains of $21.7 million resulting from the sale of properties within various joint venture investments and interests in joint ventures primarily located in Latin America during 2013, (iii) a decrease in equity in income of $1.4 million due to the sale of the InTown portfolio in 2013 and (iv) a decrease of equity in income of $7.5 million related to the sale of various joint ventures within the Company’s Latin American portfolio during 2014, partially offset by (v) an increase in equity in income of $15.6 million primarily resulting from a cash distribution received in excess of the Company’s carrying basis during 2014, and (vi) a decrease in impairment charges of $8.2 million relating to various joint venture properties primarily located in Mexico taken during the year ended 2013, as compared to 2014.

During 2014, the Company acquired 34 properties from joint ventures in which the Company had noncontrolling interests. The Company recorded an aggregate net gain on change in control of interests of $107.2 million related to the fair value adjustment associated with its original ownership of these properties.

During 2013, the Company acquired four properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded an aggregate net gain on change in control of interests of $21.7 million related to the fair value adjustment associated with its original ownership of these properties.

Equity in income from other real estate investments, net increased $6.9 million to $38.0 million for the year ended December 31, 2014, as compared to $31.1 million for the corresponding period in 2013. This increase is primarily due to an increase of $10.7 million in equity in income, resulting from lower net losses in the Albertson’s joint venture during the year ended December 31, 2014, as compared to the corresponding period in 2013, partially offset by a decrease of $5.8 million in earnings from the Company’s Preferred Equity Program primarily resulting from the sale of the Company’s interests in certain preferred equity investments during 2014 and 2013.

During 2014, the Company disposed of 90 operating properties, in separate transactions, for an aggregate sales price of $833.5 million, including 27 operating properties in Latin America. These transactions, which are included in Discontinued Operations on the Company’s Consolidated Statements of Income, resulted in (i) an aggregate gain of $203.3 million, before income taxes of $12.0 million (ii) the release of a cumulative foreign currency translation loss of $92.9 million relating to the substantial liquidation of the Company’s investment in Mexico and (iii) aggregate impairment charges of $85.1 million before income tax benefits of $1.7 million.

During 2013, the Company disposed of 36 operating properties and three out-parcels in separate transactions, for an aggregate sales price of $279.5 million. These transactions, which are included in Discontinued operations in the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $25.4 million and impairment charges of $61.9 million, before income tax.

Additionally, during 2013, the Company sold eight properties in its Latin American portfolio for an aggregate sales price of $115.4 million. These transactions, which are included in Discontinued operations in the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $23.3 million, before income taxes, and aggregate impairment charges of $26.9 million (including the release of a cumulative foreign currency translation loss of $7.8 million associated with the sale of the Company’s interest in two properties within Brazil, which represents a full liquidation of the Company’s investment in Brazil), before income taxes.

Net income attributable to the Company increased $187.7 million to $424.0 million for the year ended December 31, 2014, as compared to $236.3 million for the corresponding period in 2013. On a diluted per share basis, net income attributable to the Company was $0.89 for 2014, as compared to net income of $0.43 for 2013. These changes are primarily attributable to (i) incremental earnings due to the acquisition of operating properties during 2014 and 2013 and increased profitability from the Company’s operating properties, (ii) an increase in gains on sale of operating properties, (iii) an increase in gain on change in control of interests, (iv) a decrease in tax provision relating to decreased gains on sales from joint venture properties during 2014, and (v) an increase in equity in income of other real estate investments, net, partially offset by, (vi), a decrease in equity in income of joint ventures, net, including the release of a cumulative foreign currency translation loss relating to the substantial liquidation of the Company’s Mexican Portfolio (vii) a decrease in interest, dividends and other investment income, (viii) a decrease in other income/(expense), net and (ix) an increase in impairment charges, including the release of a cumulative foreign currency translation loss relating to the substantial liquidation of the Company’s Mexican Portfolio, during the year ended December 31, 2014, as compared to the corresponding period in 2013.

Results of Operations

Comparison 2013 to 2012

	2013	2012	Increase	% change
	(amounts in millions)

Revenues from rental properties (1)	$825.2	$755.9	$69.3	9.2%
Rental property expenses: (2)
Rent	$13.3	$12.7	$0.6	4.7%
Real estate taxes	108.7	101.8	6.9	6.8%
Operating and maintenance	99.4	92.4	7.0	7.6%
	$221.4	$206.9	$14.5	7.0%
Depreciation and amortization (3)	$224.7	$214.8	$9.9	4.6%

(1)

Revenues from rental properties increased primarily from the combined effect of (i) the acquisition of operating properties during 2013 and 2012, providing incremental revenues for the year ended December 31, 2013 of $46.5 million, as compared to the corresponding period in 2012, (ii) an overall increase in the consolidated shopping center portfolio occupancy to 94.0% at December 31, 2013, as compared to 93.4% at December 31, 2012 and the completion of certain development and redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the year ended December 31, 2013, of $22.7 million, as compared to the corresponding period in 2012, and (iii) an increase in revenues relating to the Company’s Latin America portfolio of $0.1 million for the year ended December 31, 2013, as compared to the corresponding period in 2012.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee; (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the year ended December 31, 2013, as compared to the corresponding period in 2012, primarily due to acquisitions of properties during 2013 and 2012 resulting in (i) an increase in real estate taxes of $6.9 million, (ii) an increase in repairs and maintenance costs of $5.0 million, (iii) an increase in snow removal costs of $2.1 million, (iv) an increase in property services of $1.6 million and (v) an increase in utilities expense of $1.3 million, partially offset by (vi) a decrease in insurance expense of $3.0 million due to a decrease in insurance claims.

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

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense, and other company-specific expenses. General and administrative expenses increased $4.0 million to $127.5 million for the year ended December 31, 2013, as compared to $123.5 million for the corresponding period in 2012. This increase is primarily a result of an increase in professional fees related to the Company’s response to a subpoena from the Enforcement Division of the SEC and a parallel investigation by the DOJ, in connection with the investigation of Wal-Mart Stores, Inc. with respect to the Foreign Corrupt Practices Act (see Item 3).

During the year ended December 31, 2013, the Company recognized impairment charges of $190.2 million of which $158.0 million, before noncontrolling interests and income tax, is included in Discontinued operations. These impairment charges consist of (i) $175.6 million related to adjustments to property carrying values, (ii) $10.4 million related to a cost method investment, (iii) $1.0 million related to certain joint venture investments and (iv) $3.2 million related to a preferred equity investment. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy. For additional disclosure, see Footnote 15 of the Notes to Consolidated Financial Statements included in this Form 10-K.

During the year ended December 31, 2012, the Company recognized impairment charges related to adjustments to property carrying values of $59.6 million, of which $49.3 million, before income taxes and noncontrolling interests, is included in Discontinued operations. The Company’s estimated fair values for these assets were primarily based upon (i) estimated sales prices from third party offers relating to property carrying values and joint venture investments. The Company does not have access to the unobservable inputs used by the third parties to determine these estimated fair values.  The discounted cash flows model includes all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and expectations for growth. Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. The property carrying value impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.

Mortgage financing income decreased $3.2 million to $4.3 million for the year ended December 31, 2013, as compared to $7.5 million for the corresponding period in 2012. This decrease is primarily due to a decrease in interest income resulting from the repayment of certain mortgage receivables during 2013 and 2012.

Interest, dividends and other investment income increased $14.8 million to $16.8 million for the year ended December 31, 2013, as compared to $2.0 million for the corresponding period in 2012. This increase is primarily due to an increase in realized gains of $12.1 million resulting from the sale of certain marketable securities during 2013 and an increase in cash distributions received in excess of basis related to cost method investments of $2.2 million for the year ended December 31, 2013, as compared to the corresponding period in 2012.

Other (expense)/income, net changed $8.1 million to $1.2 million of income for the year ended December 31, 2013, as compared to $6.9 million of an expense for the year ended December 31, 2012. This change is primarily due to (i) increases in gains on land sales of $8.2 million for year ended December 31, 2013, as compared to the corresponding period in 2012 and (ii) an increase in gains on foreign currency of $1.5 million relating to changes in foreign currency exchange rates, partially offset by (iii) an increase in other corporate expenses of $1.9 million for the year ended December 31, 2013, as compared to the corresponding period in 2012.

Interest expense decreased $11.5 million to $212.2 million for the year ended December 31, 2013, as compared to $223.7 million for the year ended December 31, 2012.  This decrease is primarily related to lower interest rates on borrowings during 2013, as compared to 2012.

Provision for income taxes, net increased $17.1 million to $32.7 million for the year ended December 31, 2013, as compared to $15.6 million for the corresponding period in 2012. This increase is primarily due to (i) an increase in foreign taxes of $23.6 million primarily relating to the sale of the Company’s joint venture interest in a portfolio of 84 operating properties in Mexico, (ii) an increase in income tax expense of $9.1 million relating to a change in control gain resulting from the purchase of a partner’s noncontrolling joint venture interest, (iii) a tax provision of $6.0 million resulting from incremental earnings due to increased profitability from properties within the Company’s taxable REIT subsidiaries and (iv) a tax provision of $2.4 million related to gains on sale of certain marketable securities, partially offset by (v) a partial release of the deferred tax valuation allowance of $8.7 million related to FNC based on the Company’s estimated future earnings of FNC, (vi) an increase in income tax benefit of $7.9 million related to impairments taken during 2013, as compared to the 2012, and (vii) a decrease in tax provision of $9.4 million relating to a decrease in equity in income recognized in connection with the Albertson’s investment.

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

During June 2013, the Company sold its unconsolidated investment in the InTown portfolio for a sales price of $735.0 million which included the assignment of $609.2 million in debt. This transaction resulted in a deferred gain to the Company of $21.7 million. The Company maintains its guarantee on a portion of the debt ($139.7 million as of December 31, 2013) assumed by the buyer. The guarantee is collateralized by the buyer’s ownership interest in the portfolio. The Company is entitled to a guarantee fee, for the initial term of the loan, which is scheduled to mature in December 2015. The guarantee fee is calculated based upon the difference between LIBOR plus 1.15% and 5.0% per annum multiplied by the outstanding amount of the loan. Additionally, the Company has entered into a commitment to provide financing up to the outstanding amount of the guaranteed portion of the loan for five years past the date of maturity. This commitment can be in the form of extensions with the current lender, a new lender or financing directly from the Company to the buyer. Due to this continued involvement, the Company deferred its gain until such time that the guarantee and commitment expire. On February 24, 2015, the outstanding debt balance of $139.7 million was fully repaid and as such, the Company was relieved of its related commitments and guarantee.

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

Additionally, during 2013, the Company sold eight properties in its Latin American portfolio for an aggregate sales price of $115.4 million. These transactions, which are included in Discontinued operations in the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $23.3 million, before income taxes, and aggregate impairment charges of $26.9 million (including the release of a cumulative foreign currency translation loss of $7.8 million associated with the sale of the Company’s interest in two properties within Brazil, which represents a full liquidation of the Company’s investment in Brazil), before income taxes and noncontrolling interests.

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

The Company’s cash flow activities are summarized as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Net cash flow provided by operating activities	$629.3	$570.0	$479.1
Net cash flow provided by/(used for) investing activities	$126.7	$72.2	$(51.0)
Net cash flow used for financing activities	$(717.5)	$(635.4)	$(399.1)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the year ended December 31, 2014, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2014 and 2013, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) operational distributions from the Company’s joint venture programs.

Cash flow provided by operating activities for the year ended December 31, 2014, was $629.3 million, as compared to $570.0 million for the comparable period in 2013. The change of $59.3 million is primarily attributable to (i) higher operational income from operating properties including properties acquired during 2014 and 2013 and (ii) changes in other operating assets and liabilities due to timing of payments, partially offset by (iii) changes in accounts payable and accrued expenses due to timing of payments and (iv) decreased operational distributions from joint ventures and other real estate investments.

Investing Activities

Cash flows provided by investing activities for the year ended December 31, 2014, was $126.7 million, as compared to cash flows provided by investing activities of $72.2 million for the comparable period in 2013. This increase of $54.5 million resulted primarily from (i) an increase in proceeds from the sale of operating properties of $226.9 million, (ii) a decrease in investments and advances to real estate joint ventures of $202.7 million, (iii) a decrease in investment in marketable securities of $22.1 million, (iv) a decrease in investment in other investments of $21.4 million and (v) a decrease in investment in other real estate investments of $19.2 million, partially offset by, (vi) a decrease in reimbursements of investments and advances to real estate joint ventures of $217.6 million, (vii) an increase in acquisitions of real estate under development of $65.7 million, (viii) an increase in investment/collection, net in mortgage loans receivable of $59.4 million, (ix) an increase in acquisition of operating real estate of $30.5 million, (x) a decrease in proceeds from sale/repayments of marketable securities of $22.6 million, (xi) an increase in improvements to operating real estate of $24.5 million, (xii) a decrease in reimbursements of investments and advances to other real estate investments of $13.8 million, and (xiii) a decrease in reimbursements of other investments of $9.2 million.

Acquisitions of Operating Real Estate

During the years ended December 31, 2014 and 2013, the Company expended $384.8 million, towards the acquisition of operating real estate properties. The Company’s strategy is to continue to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates acquiring approximately $1.1 billion to $1.3 billion of operating properties during 2015. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities, assumption of mortgage debt, if applicable, increased borrowings through the Company's term loan and availability under the Company’s revolving line of credit.

Improvements to Operating Real Estate

During the years ended December 31, 2014 and 2013, the Company expended $131.8 million and $107.3 million, respectively, towards improvements to operating real estate. These amounts are made up of the following (in thousands):

	Year Ended December 31,
	2014	2013
Redevelopment/renovations	$86,639	$39,531
Tenant improvements/tenant allowances	40,060	57,473
Other	5,096	10,273
Total	$131,795	$107,277

Additionally, during the years ended December 31, 2014 and 2013, the Company capitalized interest of $2.4 million and $1.3 million, respectively, and capitalized payroll of $3.4 million and $1.6 million, respectively, in connection with the Company’s improvements to its operating real estate.

During the years ended December 31, 2014 and 2013, the Company capitalized personnel costs of $15.5 million and $15.2 million, respectively, to deferred leasing costs and $0.6 million and $1.3 million, respectively, to software development costs.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads which are located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts during 2015 will be approximately $200 million to $250 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Ground-Up Development

The Company is engaged in certain ground-up development projects, which will be held as long-term investments by the Company. As of December 31, 2014, the Company had in progress a total of four ground-up development projects located in the U.S. The Company anticipates its capital commitment toward these development projects during 2015 will be approximately $50 million to $100 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Investments and Advances to Real Estate Joint Ventures

During the year ended December 31, 2014, the Company expended $93.8 million for investments and advances to real estate joint ventures, primarily related to the repayment of mortgage debt and received $222.6 million from reimbursements of investments and advances to real estate joint ventures, including refinancing of debt and sales of properties (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Financing Activities

Cash flow used for financing activities for the year ended December 31, 2014, was $717.5 million, as compared to $635.4 million for the comparable period in 2013. This change of $82.1 million resulted primarily from (i) a decrease in proceeds from unsecured term loan/notes of $121.6 million, (ii) an increase in principal payments of $70.7 million, (iii) an increase in repayments/borrowings, net under the Company’s unsecured revolving credit facility of $36.6 million, (iv) an increase in dividends paid of $27.5 million, (v) a decrease in proceeds from mortgage loan financing of $20.3 million and (vi) a decrease in proceeds from issuance of stock of $6.3 million, partially offset by, (vii) a decrease in repayments under unsecured term loan/notes of $175.9 million and (viii) a decrease in redemption of noncontrolling interests of $28.8 million.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a continuing trend that although pricing remains dependent on specific deal terms, generally spreads for non-recourse mortgage financing have been stable.  The unsecured debt markets are functioning well and credit spreads are at manageable levels. The Company continues to assess 2015 and beyond to ensure the Company is prepared if credit market conditions weaken.

Debt maturities for 2015 consist of:  $483.1 million of consolidated debt; $525.7 million of unconsolidated joint venture debt; and $58.7 million of preferred equity debt, assuming the utilization of extension options where available.  The 2015 consolidated debt maturities are anticipated to be extended, refinanced or repaid with operating cash flows and borrowings from the Company’s credit facility (which at December 31, 2014, had $1.65 billion available). The 2015 unconsolidated joint venture and preferred equity debt maturities are anticipated to be extended or repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

During March 2014, the Company established a new $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2019. This Credit Facility replaced the Company’s then existing $1.75 billion unsecured revolving credit facility which was scheduled to mature in October 2015. The Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of December 31, 2014, the Credit Facility had a balance of $100.0 million outstanding and $1.0 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 12/31/14
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	35%
Total Priority Indebtedness to GAV	<35%	10%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.26x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.34x

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

As of December 31, 2014, the Company had a $400.0 million unsecured term loan with a consortium of banks, which accrued interest at LIBOR plus 105 basis points (1.21% as of December 31, 2014).  This term loan was scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017. During January 2014, the Company exercised its option to extend the maturity date to April 17, 2015. During January 2015, the Company entered into a new $650.0 million unsecured term loan credit facility which is scheduled to mature in January 2017, with three one-year extension options at the Company’s discretion to January 2020, and accrues interest at a spread (currently 0.95%) to LIBOR or at the Company’s option at a base rate as defined per the agreement. The proceeds from the new $650 million term loan were used to repay the $400.0 million term loan and general corporate purposes. Pursuant to the terms of the term loan credit agreement, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios.  The term loan covenants are similar to the Credit Facility covenants described above.

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

The Company’s supplemental indenture governing its medium term notes (“MTN”) and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 12/31/14
Consolidated Indebtedness to Total Assets	<60%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	12%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.7x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.7x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; the Seventh Supplemental Indenture dated as of April 24, 2014; the Indenture dated April 21, 2005; the First Supplemental Indenture dated June 2, 2006; the Second Supplemental Indenture dated August 16, 2006; the Third Supplemental Indenture dated April 13, 2010; the Fourth Supplemental Indenture dated July 22, 2013; the First Supplemental Indenture dated October 31, 2006; and the Fifth Supplemental Indenture dated as of October 31, 2006, as filed with the SEC. See the Exhibits Index for specific filing information.

During April 2014, the Company issued $500.0 million of 7-year Senior Unsecured Notes at an interest rate of 3.20% payable semi-annually in arrears which are scheduled to mature in May 2021. The Company used the net proceeds from the offering of $495.4 million, after deducting the underwriting discount and offering expenses, for general corporate purposes including reducing borrowings under the Credit Facility and repayment of maturing debt. In connection with this issuance, the Company entered into a seventh supplemental indenture which, among other things, revised, for all securities created on or after the date of the seventh supplemental indenture, the definition of Unencumbered Total Asset Value, used to determine compliance with certain covenants within the indenture.

During 2014, the Company repaid (i) its $100.0 million 5.95% senior unsecured notes, which matured in June 2014, and (ii) its remaining $194.6 million 4.82% senior unsecured notes, which also matured in June 2014.

Additionally, during 2014, the Company (i) assumed $742.0 million of individual non-recourse mortgage debt relating to the acquisition of 53 operating properties, including an increase of $39.4 million associated with fair value debt adjustments (ii) paid off $328.0 million of mortgage debt that encumbered 21 properties and (iii) obtained $15.7 million of individual non-recourse debt relating to one operating property.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects. As of December 31, 2014, the Company had over 370 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid were $427.9 million in 2014, $400.4 million in 2013 and $382.7 million in 2012.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On October 28, 2014, the Board of Directors declared a quarterly cash dividend per common share of $0.24 payable to shareholders of record on January 2, 2015, which was paid on January 15, 2015. Additionally, on February 4, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per common share payable to shareholders of record on April 6, 2015, which is scheduled to be paid on April 15, 2015.

The Company is subject to taxes on its activities in Canada, Mexico, and Chile.  In general, under local country law applicable to the structures the Company has in place and applicable treaties, the repatriation of cash to the Company from its subsidiaries and joint ventures in Canada and Mexico generally are not subject to withholding tax. The Company does not anticipate the need to repatriate foreign funds from Chile to provide for its cash flow needs in the U.S. and, as such, no significant withholding or transaction taxes are expected in the foreseeable future. The Company will be subject to withholding taxes in Chile on the distribution of any proceeds from sale transactions. The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiary. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facility, term loan, MTNs, senior notes and mortgages with maturities ranging from less than one year to 20 years. As of December 31, 2014, the Company’s total debt had a weighted average term to maturity of 3.7 years. In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio. As of December 31, 2014, the Company has 49 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. In addition, the Company has 9 non-cancelable operating leases pertaining to its retail store lease portfolio. The following table summarizes the Company’s debt maturities (excluding extension options and fair market value of debt adjustments aggregating $40.1 million) and obligations under non-cancelable operating leases as of December 31, 2014 (in millions):

	Payments due by period
Contractual Obligations:	2015	2016	2017	2018	2019	Thereafter	Total
Long-Term Debt-Principal (1) (3)	$907.2	$663.4	$748.5	$602.2	$310.0	$1,348.9	$4,580.2
Long-Term Debt-Interest (2)	$196.9	$158.6	$120.4	$83.1	$74.0	$123.2	$756.2
Operating Leases:
Ground Leases	$13.2	$12.5	$11.6	$10.3	$10.4	$164.8	$222.8
Retail Store Leases	$2.1	$2.1	$1.6	$1.1	$0.4	$0.4	$7.7

(1)  Maturities utilized do not reflect extension options, which range from one to five years.

(2)  For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2014.

(3)  During January 2015, the Company repaid its $400.0 million term loan which was scheduled to mature in 2015 with a new $650.0 million unsecured term loan that is scheduled to mature in 2017, with three one-year extension options, and bears interest at a rate equal to LIBOR plus 0.95%.

The Company has accrued $4.6 million of non-current uncertain tax benefits and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes, which are included in Other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2014. These amounts are not included in the table above because a reasonably reliable estimate regarding the timing of settlements with the relevant tax authorities, if any, cannot be made.

The Company has $250.0 million of medium term notes, $100.0 million of unsecured notes and $134.7 million of secured debt scheduled to mature in 2015. The Company anticipates satisfying these maturities with a combination of operating cash flows, its unsecured revolving credit facility, exercise of extension options, where available, and new debt issuances.

The Company has issued letters of credit in connection with completion and repayment guarantees for loans encumbering certain of the Company’s redevelopment projects and guarantee of payment related to the Company’s insurance program. As of December 31, 2014, these letters of credit aggregate $24.9 million.

On a select basis, the Company has provided guarantees on interest bearing debt held within real estate joint ventures. The Company is often provided with a back-stop guarantee from its partners. The Company had the following outstanding guarantees as of December 31, 2014 (amounts in millions):

Name of Joint Venture	Amount of Guarantee	Interest rate	Maturity, with extensions	Terms	Type of debt
InTown Suites Management, Inc.	$139.7	LIBOR plus 1.15%	2015	(1)	Unsecured credit facility
Victoriaville	$2.1	3.92%	2020	Jointly and severally with partner	Promissory note
Anthem K-12, LP	$42.2	Various (2)	Various (2)	Jointly and severally with partner	Promissory note

(1)

During June 2013, the Company sold its unconsolidated investment in the InTown portfolio. The Company continues to maintain its guarantee of a portion of the debt assumed by the buyer ($139.7 million as of December 31, 2014). The guarantee is collateralized by the buyer’s ownership interest in the portfolio. Additionally, the Company has a commitment to provide financing up to the outstanding amount of the guaranteed portion of the loan for five years past the date of maturity. This commitment can be in the form of extensions with the current lender or a new lender or financing directly from the Company to the buyer.  On February 24, 2015, the outstanding debt balance of $139.7 million was fully repaid and as such, the Company was relieved of its related commitments and guarantee.

(2)	As of December 31, 2014, the interest rates range from 3.62% to 4.97% and maturity dates with extensions range from 2015 to 2022.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2014, the Company had $22.0 million in performance and surety bonds outstanding.

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

Venture	Kimco Ownership Interest	Number of Properties	Total GLA (in thousands)	Non- Recourse Mortgage Payable (in millions)	Number of Encumbered Properties	Average Interest Rate	Weighted Average Term (months)
KimPru (a)	15.0%	60	10,573	$920.4	39	5.53%	23.0
RioCan Venture (b)	50.0%	45	9,307	$642.6	28	4.29%	39.9
KIR (c)	48.6%	54	11,519	$866.4	46	5.04%	61.9
BIG Shopping Centers (d)	50.1%	6	1,029	$144.6	6	5.52%	22.0
Kimstone (e)(g)	33.3%	39	5,595	$704.4	38	4.45%	28.7
CPP (f)	55.0%	7	2,425	$112.1	2	5.05%	10.1

(a)	Represents the Company’s joint ventures with Prudential Real Estate Investors.
(b)	Represents the Company’s joint ventures with RioCan Real Estate Investment Trust.
(c)	Represents the Company’s joint ventures with certain institutional investors.
(d)	Represents the Company’s remaining joint venture with BIG Shopping Centers (TLV:BIG), an Israeli public company (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).
(e)	Represents the Company’s joint ventures with Blackstone.
(f)	Represents the Company’s joint ventures with The Canadian Pension Plan Investment Board (CPPIB).
(g)	On February 2, 2015, the Company purchased the remaining 66.7% interest in the 39-property Kimstone portfolio for a gross purchase price of $1.4 billion, including the assumption of $638.0 million in mortgage debt (see Footnote 26 of the Notes to Consolidated Financial Statements included in this Form 10-K).

The Company has various other unconsolidated real estate joint ventures with varying structures. As of December 31, 2014, these other unconsolidated joint ventures had individual non-recourse mortgage loans aggregating $1.2 billion. The aggregate debt as of December 31, 2014, of all of the Company’s unconsolidated real estate joint ventures is $4.6 billion, of which the Company’s proportionate share of this debt is $1.8 billion. As of December 31, 2014, these loans had scheduled maturities ranging from one month to 19 years and bear interest at rates ranging from 1.92% to 8.39%. Approximately $525.7 million of the aggregate outstanding loan balance matures in 2015, of which the Company’s proportionate share is $206.0 million. These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing and partner capital contributions, as deemed appropriate (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Real Estate Investments

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. The Company accounts for its preferred equity investments under the equity method of accounting. As of December 31, 2014, the Company’s net investment under the Preferred Equity Program was $229.1 million relating to 443 properties, including 385 net leased properties. As of December 31, 2014, these preferred equity investment properties had individual non-recourse mortgage loans aggregating $717.0 million. These loans had scheduled maturities ranging from three months to 19 years and bear interest at rates ranging from 3.4% to 10.47%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

At December 31, 2014, the Company had a 90% equity participation interest in an existing leveraged lease of 11 properties, which is reported as a net investment in leveraged lease in accordance with the FASB’s Lease guidance. The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights. These 11 properties were encumbered by third-party non-recourse debt of $11.2 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease. Accordingly, this debt has been offset against the related net rental receivable under the lease.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three months and years ended December 31, 2014 and 2013 is as follows (in thousands, except per share data):

	Three Months Ended December 31,				Year Ended December 31,
	2014		2013		2014		2013
Net income available to common shareholders	$38,207		$47,035		$365,707		$177,987
Gain on disposition of operating properties, net of tax and noncontrolling interests	(71,152)		(16,503)		(189,572)		(45,330)
Gain on disposition of joint venture operating properties and change in control of interests	(56,262)		(5,530)		(193,791)		(113,937)
Depreciation and amortization - real estate related	70,878		64,511		263,885		250,253
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	21,113		24,448		92,343		117,743
Impairments of operating properties, net of tax and noncontrolling interests	153,937	(2)	20,707		257,660		165,825
FFO	156,721		134,668		596,232		552,541
Transactional (income)/charges:
Profit participation from other real estate investments	(13,627)		(474)		(16,426)		(13,650)
Transactional losses from other real estate investments	-		3,091		3,497		3,091
Loss/(gains) from land sales, net of tax	436		(1,775)		(2,550)		(3,448)
Acquisition costs, net of tax	2,172		2,296		7,033		5,623
Deferred tax asset valuation allowance release	-		-		-		(9,126)
Severance costs	-		2,225		2,869		2,225
Distributions in excess of Company’s investment basis	(2,168)		(167)		(17,691)		(2,213)
Gain on sale of marketable securities	-		(5,339)		-		(10,668)
Impairments on other investments, net of tax and noncontrolling interest	1,621		455		6,494		20,754
Other income, net	(513)		(180)		(2,567)		(1,419)
Total transactional charges/(income), net	(12,079)		132		(19,341)		(8,831)
FFO as adjusted	$144,642		$134,800		$576,891		$543,710
Weighted average shares outstanding for FFO calculations:
Basic	409,740		408,139		409,088		407,631
Units	1,531		1,522		1,536		1,523
Dilutive effect of equity awards	3,171		2,414		3,139		2,541
Diluted (1)	414,442	(1)	412,075	(1)	413,763	(1)	411,695	(1)

FFO per common share – basic	$0.38		$0.33		$1.46		$1.36
FFO per common share – diluted (1)	$0.38	(1)	$0.33	(1)	$1.45	(1)	$1.35	(1)
FFO as adjusted per common share – basic	$0.35		$0.33		$1.41		$1.33
FFO as adjusted per common share – diluted (1)	$0.35	(1)	$0.33	(1)	$1.40	(1)	$1.33	(1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period. FFO would be increased by $795 and $641  for the three months ended December 31, 2014 and 2013, and $3,033 and $2,516 for the years ended December 31, 2014 and 2013, respectively.

(2)	Includes cumulative foreign currency translation loss of $134.3 million due to the substantial liquidation of the Company's Mexican Portfolio.

Combined Same Property Net Operating Income

Combined Same Property Net Operating Income (“Combined Same Property NOI”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance and should not be considered an alternative to net income in accordance with GAAP or as a measure of liquidity. Combined Same Property NOI is considered by management to be an important performance measure of the Company’s operations and management believes that it is helpful to investors as a measure of the Company’s operating performance because it includes only the net operating income of properties that have been owned for the entire current and prior year reporting periods including those properties under redevelopment and excludes properties under development and pending stabilization. Properties are deemed stabilized at the earlier of (i) reaching 90% leased or (ii) one year following a projects inclusion in operating real estate. As such, Combined Same Property NOI assists in eliminating disparities in net income due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of the Company's properties.

Combined Same Property NOI is calculated using revenues from rental properties (excluding straight-line rents, lease termination fees, above/below market rents and includes charges for bad debt) less operating and maintenance expense, real estate taxes and rent expense, plus the Company’s proportionate share of Combined Same Property NOI from unconsolidated real estate joint ventures, calculated on the same basis. Our method of calculating Combined Same Property NOI may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a reconciliation of the Company’s Income from continuing operations to Combined Same Property NOI and U.S. Same Property Net Operating Income “U.S. Same Property NOI” (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
Income from continuing operations	$74,474	$56,705	$384,506	$288,454
Adjustments:
Management and other fee income	(8,764)	(9,565)	(35,009)	(36,317)
General and administrative expenses	27,675	31,543	122,201	127,470
Impairment charges	11,420	609	39,808	32,247
Depreciation and amortization	72,767	59,571	258,074	224,713
Other income	53,153	39,569	208,208	189,894
Provision for income taxes, net	7,727	6,333	22,438	32,654
Gain on change in control of interests, net	(23,462)	-	(107,235)	(21,711)
Equity in income of other real estate investments, net	(21,638)	(1,225)	(38,042)	(31,136)
Non same property net operating income	(22,557)	(12,021)	(83,755)	(80,373)
Non-operational expense from joint ventures, net	61,988	54,227	148,918	171,503
Combined Same Property NOI	232,783	225,746	920,112	897,398
Impact from foreign currency	-	(1,907)	-	(6,672)
Combined Same Property NOI, before foreign currency impact	232,783	223,839	920,112	890,726
Canadian Same Property NOI, before foreign currency impact	(23,316)	(23,060)	(94,940)	(92,286)
U.S. Same Property NOI	$209,467	$200,779	$825,172	$798,440

Combined Same Property NOI, before foreign currency impact increased by $8.9 million or 4.0% for the three months ended December 31, 2014, as compared to the corresponding period in 2013. Combined Same Property NOI increased by $7.0 million or 3.1% for the three months ended December 31, 2014, as compared to the corresponding period in 2013. This increase is primarily the result of (i) an increase of $6.6 million related to lease-up and rent commencements in the portfolio and (ii) an increase of $2.3 million in other property income, partially offset by (iii) the impact from changes in foreign currency exchange rates of $1.9 million.

Combined Same Property NOI, before foreign currency impact increased by $29.4 million or 3.3% for the year ended December 31, 2014, as compared to the corresponding period in 2013. Combined Same Property NOI increased by $22.7 million or 2.5% for the year ended December 31, 2014, as compared to the corresponding period in 2013. This increase is primarily the result of (i) an increase of $25.8 million related to lease-up and rent commencements in the portfolio and (ii) an increase of $3.6 million in other property income, partially offset by (iii) the impact from changes in foreign currency exchange rates of $6.7 million.

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

New Accounting Pronouncements

See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk. The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of December 31, 2014, with corresponding weighted-average interest rates sorted by maturity date. The table does not include extension options where available. Amounts include fair value purchase price allocation adjustments for assumed debt. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), and Chilean Pesos (CLP) as indicated by geographic description ($USD equivalent in millions).

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
U.S. Dollar Denominated Secured Debt
Fixed Rate	$134.7	$357.7	$469.3	$35.8	$-	$350.0	$1,347.5	$1,399.9
Average Interest Rate	5.17%	6.24%	5.86%	4.80%	-	5.19%	5.69%

Variable Rate	$6.0	$-	$1.9	$36.0	$-	$-	$43.9	$43.6
Average Interest Rate	0.08%	-	4.00%	2.51%	-	-	2.24%

Unsecured Debt
Fixed Rate	$350.0	$300.0	$290.9	$300.0	$300.0	$850.0	$2,390.9	$2,517.3
Average Interest Rate	5.29%	5.78%	5.70%	4.30%	6.88%	3.17%	4.72%

Variable Rate	$400.0	$-	$-	$100.0	$-	$-	$500.0	$491.7
Average Interest Rate	1.21%	-	-	1.09%	-	-	1.19%

CAD Denominated Unsecured Debt
Fixed Rate	$-	$-	$-	$129.1	$-	$172.2	$301.3	$325.4
Average Interest Rate	-	-	-	5.99%	-	3.86%	4.77%

CLP Denominated Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$36.7	$36.7	$41.5
Average Interest Rate	-	-	-	-	-	5.68%	5.68%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $5.8 million in 2014 if short-term interest rates were 1.0% higher.

The following table presents the Company’s foreign investments and respective cumulative translation adjustment (“CTA”) as of December 31, 2014. Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents and CTA balances are shown in US dollars:

Foreign Investment (in millions)
Country	Local Currency	US Dollars	CTA Gain/(Loss)
Mexican real estate investments (MXN)	708.2	$48.0	$-
Canadian real estate investments (CAD)	442.3	$380.7	$15.2
Chilean real estate investments (CLP)	32,408	$53.4	$(14.9)

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment result in a CTA, which is recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. The Company’s aggregate CTA net gain balance at December 31, 2014, is $0.3 million.

Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio. During the year ended December 31, 2014, the Company continued selling properties in its Latin American portfolio and as a result substantially liquidated its investments in Mexico and Peru. Due to the substantial liquidation of its investments in Mexico and Peru, the Company recognized a loss from foreign currency translation in the aggregate amount of $134.4 million, after noncontrolling interest of $5.8 million.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2014, to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Corporate Governance,” “Committees of the Board of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to all employees (the “Code of Ethics”). The Code of Ethics is available at the Investors/Governance/Governance Documents section of our website at www.kimcorealty.com. A copy of the Code of Ethics is available in print, free of charge, to stockholders upon request to us at the address set forth in Item 1 of this Annual Report on Form 10-K under the section “Business - Background.” We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Ethics by posting such information on our web site.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

			Form10-K Report Page
(a) 1.	Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.

	Report of Independent Registered Public Accounting Firm		42

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2014 and 2013		43

	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012		44

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012		45

	Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012		46

	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012		47

	Notes to Consolidated Financial Statements		48

2	. Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts	96
	Schedule III -	Real Estate and Accumulated Depreciation	97
	Schedule IV -	Mortgage Loans on Real Estate	99

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		37

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith	Page Number
3.1(a)	Articles of Restatement of Kimco Realty Corporation, dated January 14, 2011	10-K	1-10899	02/28/11	3.1(a)
3.1(b)	Amendment to Articles of Restatement of Kimco Realty Corporation dated May 8, 2014	-	-	-	-	X	100
3.1(c)	Articles Supplementary of Kimco Realty Corporation dated November 8, 2010	10-K	1-10899	02/28/11	3.1(b)
3.1(d)	Articles Supplementary of Kimco Realty Corporation, dated March 12, 2012	8-A12B	1-10899	03/13/12	3.2
3.1(e)	Articles Supplementary of Kimco Realty Corporation, dated July 17, 2012	8-A12B	1-10899	07/18/12	3.2
3.1(f)	Articles Supplementary of Kimco Realty Corporation, dated November 30, 2012	8-A12B	1-10899	12/03/12	3.2
3.2	Amended and Restated By-laws of Kimco Realty Corporation, dated February 25, 2009	10-K	1-10899	02/27/09	3.2
4.1	Agreement of Kimco Realty Corporation pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K	S-11	333-42588	09/11/91	4.1
4.2	Form of Certificate of Designations for the Preferred Stock	S-3	333-67552	09/10/93	4(d)
4.3	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.4	First Supplemental Indenture, dated August 4, 1994, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	10-K	1-10899	03/28/96	4.6
4.5	Second Supplemental Indenture, dated April 7, 1995, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	8-K	1-10899	04/07/95	4(a)
4.6	Indenture dated April 21, 2005, between Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	8-K	1-10899	04/25/05	4.1
4.7	Third Supplemental Indenture, dated June 2, 2006, between Kimco Realty Corporation, and The Bank of New York, as trustee	8-K	1-10899	06/05/06	4.1
4.8	First Supplemental Indenture, dated October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee	8-K	1-10899	11/03/06	4.2
4.9	Fifth Supplemental Indenture, dated October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee	8-K	1-10899	11/03/06	4.1

4.10	First Supplemental Indenture, dated June 2, 2006, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-K	1-10899	02/28/07	4.12
4.11	Second Supplemental Indenture, dated August 16, 2006, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-K	1-10899	02/28/07	4.13
4.12	Fourth Supplemental Indenture, dated April 26, 2007, between Kimco Realty Corporation and The Bank of New York, as trustee	8-K	1-10899	04/26/07	1.3
4.13	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	09/24/09	4.1
4.14	Third Supplemental Indenture, dated April 13, 2010, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-Q	1-10899	05/07/10	99.2
4.15	Sixth Supplemental Indenture, dated May 23, 2013, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	05/23/13	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith	Page Number
4.16	Fourth Supplemental Indenture, dated July 22, 2013, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-Q	1-10899	08/02/13	99.2
4.17	Seventh Supplemental Indenture, dated April 24, 2014, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	04/24/14	4.1
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3
10.2	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.3	Form of Indemnification Agreement	10-K	1-10899	02/27/09	99.1
10.4	Agency Agreement, dated July 17, 2013, by and among Kimco North Trust III, Kimco Realty Corporation and Scotia Capital Inc., RBC Dominion Securities Inc., CIBC World Markets Inc. and National Bank Financial Inc.	10-Q	1-10899	08/02/13	99.1
10.5	1 billion MXN Credit Agreement, dated March 3, 2008, among KRC Mexico Acquisition, LLC, as borrower, Kimco Realty Corporation, as guarantor and each of the parties named therein	10-K/A	1-10899	08/17/10	10.18
10.6	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.7	Kimco Realty Corporation 2010 Equity Participation Plan	8-K	1-10899	03/19/10	10.7
10.8	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.9	Credit Agreement, dated April 17, 2009, among Kimco Realty Corporation and each of the parties named therein	10-K/A	1-10899	08/17/10	10.19
10.10	$1.75 Billion Credit Agreement, dated October 27, 2011, among Kimco Realty Corporation and each of the parties named therein	8-K	1-10899	11/02/11	10.1
10.11	Agreement and General Release between Kimco Realty Corporation and Barbara Pooley, dated January 18, 2012	8-K	1-10899	01/19/12	10.1
10.12	$400 Million Credit Agreement, dated April 17, 2012, among Kimco Realty Corporation as borrower and each of the parties named therein	8-K	1-10899	04/20/12	10.1
10.13	First Amendment to the Kimco Realty Corporation Executive Severance Plan, dated March 20, 2012	10-Q	1-10899	05/10/12	10.3
10.14	$147.5 Million Credit Agreement, dated June 28, 2012, by and among InTown Hospitality Corp. as borrower, Kimco Realty Corporation as guarantor, and each of the parties named therein	8-K	1-10899	07/03/12	10.1
10.15	First Amendment to the Kimco Realty Corporation 2010 Equity Participation Plan	S-8	333-184776	11/06/12	99.1
10.16	First Amendment to Credit Agreement, dated June 3, 2013, among Kimco Realty Corporation, a Maryland corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	06/07/13	10.1
10.17	$1.75 Billion Amended and Restated Credit Agreement, dated March 17, 2014, among Kimco Realty Corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	03/20/14	10.1
10.18	First Amendment, dated March 17, 2014, to the Credit Agreement, dated April 17, 2012, among Kimco Realty Corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent	8-K	1-10899	03/20/14	10.2
10.19	Underwriting Agreement, dated April 14, 2014, by and among Kimco Realty Corporation and Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Securities, LLC	8-K	1-10899	04/15/14	1.1

12.1	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X	120
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	—	—	—	—	X	121
21.1	Significant Subsidiaries of the Company	—	—	—	—	X	122
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X	123
31.1	Certification of the Company’s Chief Executive Officer, David B. Henry, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	124
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	125
32.1	Certification of the Company’s Chief Executive Officer, David B. Henry, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	126
99.1	Property Chart	—	—	—	—	X	127
101.INS	XBRL Instance Document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By: /s/ David B. Henry
David B. Henry
Chief Executive Officer

Dated:     February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 27, 2015
Milton Cooper

/s/ David B. Henry	Chief Executive Officer and Vice Chairman of	February 27, 2015
David B. Henry	the Board of Directors

/s/ Richard G. Dooley	Director	February 27, 2015
Richard G. Dooley

/s/ Joe Grills	Director	February 27, 2015
Joe Grills

/s/ Frank Lourenso	Director	February 27, 2015
Frank Lourenso

/s/ Richard Saltzman	Director	February 27, 2015
Richard Saltzman

/s/ Philip Coviello	Director	February 27, 2015
Philip Coviello

/s/ Colombe Nicholas	Director	February 27, 2015
Colombe Nicholas

/s/ Conor Flynn	President -	February 27, 2015
Conor Flynn	Chief Operating Officer

/s/ Glenn G. Cohen	Executive Vice President -	February 27, 2015
Glenn G. Cohen	Chief Financial Officer and
Treasurer

/s/ Paul Westbrook	Vice President -	February 27, 2015
Paul Westbrook	Chief Accounting Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

		Form10-K Page

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm		42

Consolidated Financial Statements and Financial Statement Schedules:

Consolidated Balance Sheets as of December 31, 2014 and 2013		43

Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012		44

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012		45

Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012		46

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012		47

Notes to Consolidated Financial Statements		48

Financial Statement Schedules:

II.	Valuation and Qualifying Accounts	96
III.	Real Estate and Accumulated Depreciation	97
IV.	Mortgage Loans on Real Estate	99

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Kimco Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kimco Realty Corporation and its subsidiaries (the "Company") at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 27, 2015

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31, 2014	December 31, 2013

Assets:
Real Estate
Rental property
Land	$2,365,800	$2,072,099
Building and improvements	7,520,095	6,953,427
	9,885,895	9,025,526
Less: accumulated depreciation and amortization	(1,955,406)	(1,878,681)
	7,930,489	7,146,845
Real estate under development	132,331	97,818
Real estate, net	8,062,820	7,244,663

Investments and advances in real estate joint ventures	1,037,218	1,257,010
Other real estate investments	266,157	274,641
Mortgages and other financing receivables	74,013	30,243
Cash and cash equivalents	187,322	148,768
Marketable securities	90,235	62,766
Accounts and notes receivable	172,386	164,326
Deferred charges and prepaid expenses	182,630	175,698
Other assets	212,947	305,515
Total assets	$10,285,728	$9,663,630

Liabilities:
Notes payable	$3,192,167	$3,186,047
Mortgages payable	1,428,131	1,035,354
Accounts payable and accrued expenses	129,509	124,290
Dividends payable	111,143	104,496
Other liabilities	431,533	357,764
Total liabilities	5,292,483	4,807,951
Redeemable noncontrolling interests	91,480	86,153

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,959,100 shares 102,000 shares issued and outstanding (in series), Aggregate liquidation preference $975,000	102	102
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 411,819,818 and 409,731,058 shares, respectively	4,118	4,097
Paid-in capital	5,732,021	5,689,258
Cumulative distributions in excess of net income	(1,006,578)	(996,058)
Accumulated other comprehensive income	45,122	(64,982)
Total stockholders' equity	4,774,785	4,632,417
Noncontrolling interests	126,980	137,109
Total equity	4,901,765	4,769,526
Total liabilities and equity	$10,285,728	$9,663,630

The accompanying notes are an integral part of these consolidated financial statements

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share information)

	Year Ended December 31,
	2014	2013	2012

Revenues
Revenues from rental properties	$958,888	$825,210	$755,851
Management and other fee income	35,009	36,317	37,522
Total revenues	993,897	861,527	793,373

Operating expenses
Rent	14,250	13,347	12,745
Real estate taxes	124,670	108,746	101,820
Operating and maintenance	119,697	99,405	92,409
General and administrative expenses	122,201	127,470	123,524
Provision for doubtful accounts	4,882	6,133	4,843
Impairment charges	39,808	32,247	10,289
Depreciation and amortization	258,074	224,713	214,827
Total operating expenses	683,582	612,061	560,457

Operating income	310,315	249,466	232,916

Other income/(expense)
Mortgage financing income	3,129	4,304	7,504
Interest, dividends and other investment income	966	16,847	2,022
Other (expense)/income, net	(8,544)	1,195	(6,949)
Interest expense	(203,759)	(212,240)	(223,736)

Income from continuing operations before income taxes, equity in income of joint ventures, gain on change in control of interests and equity in income from other real estate investments	102,107	59,572	11,757

Provision for income taxes, net	(22,438)	(32,654)	(15,603)
Equity in income of joint ventures, net	159,560	208,689	112,896
Gain on change in control of interests, net	107,235	21,711	15,555
Equity in income of other real estate investments, net	38,042	31,136	53,397

Income from continuing operations	384,506	288,454	178,002

Discontinued operations
Income from discontinued operating properties, net of tax	36,780	50,610	53,153
Impairment/loss on operating properties, net of tax	(176,315)	(143,057)	(38,432)
Gain on disposition of operating properties, net of tax	190,520	43,914	83,253
Income/(loss) from discontinued operations	50,985	(48,533)	97,974

Gain on sale of operating properties, net of tax	389	1,432	4,299

Net income	435,880	241,353	280,275

Net income attributable to noncontrolling interests	(11,879)	(5,072)	(14,202)

Net income attributable to the Company	424,001	236,281	266,073

Preferred stock redemption costs	-	-	(21,703)
Preferred dividends	(58,294)	(58,294)	(71,697)

Net income available to the Company's common shareholders	$365,707	$177,987	$172,673

Per common share:
Income from continuing operations:
-Basic	$0.77	$0.53	$0.19
-Diluted	$0.77	$0.53	$0.19
Net income attributable to the Company:
-Basic	$0.89	$0.43	$0.42
-Diluted	$0.89	$0.43	$0.42

Weighted average shares:
-Basic	409,088	407,631	405,997
-Diluted	411,038	408,614	406,689

Amounts attributable to the Company's common shareholders:
Income from continuing operations	$316,839	$218,590	$79,360
Income/(loss) from discontinued operations	48,868	(40,603)	93,313
Net income	$365,707	$177,987	$172,673

The accompanying notes are an integral part of these consolidated financial statements

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$435,880	$241,353	$280,275
Other comprehensive income:
Change in unrealized gain on marketable securities	20,202	6,773	3,013
Change in unrealized (loss)/ gain on interest rate swaps	(1,404)	-	450
Change in foreign currency translation adjustment, net	96,895	(4,208)	43,515
Other comprehensive income	115,693	2,565	46,978

Comprehensive income	551,573	243,918	327,253

Comprehensive income attributable to noncontrolling interests	(17,468)	(6,436)	(19,702)

Comprehensive income attributable to the Company	$534,105	$237,482	$307,551

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	Cumulative Distributions in Excess	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	of Net Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2012	$(702,999)	$(107,660)	954	$954	406,938	$4,069	$5,492,022	$4,686,386	$193,757	$4,880,143

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,384	1,384

Comprehensive income:
Net income attributable to the Company	266,073	-	-	-	-	-	-	266,073	14,202	280,275
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	3,013	-	-	-	-	-	3,013	-	3,013
Change in unrealized gain on interest rate swaps	-	450	-	-	-	-	-	450	-	450
Change in foreign currency translation adjustment	-	38,015	-	-	-	-	-	38,015	5,500	43,515

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(6,337)	(6,337)
Dividends ($0.78 per common share; $1.0344 per Class F Depositary Share, $1.5016 per Class G Depositary Share, $1.725 per Class H Depositary Share, $1.1708 per Class I Depositary Share, $0.5958 per Class J Depositary Share, and $0.0938 per Class K Depositary Share, respectively)	(387,082)	-	-	-	-	-	-	(387,082)	-	(387,082)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(15,328)	(15,328)
Issuance of common stock	-	-	-	-	1,096	11	18,104	18,115	-	18,115
Issuance of preferred stock	-	-	32	32	-	-	774,125	774,157	-	774,157
Surrender of common stock	-	-	-	-	(111)	(1)	(2,072)	(2,073)	-	(2,073)
Repurchase of common stock	-	-	-	-	(1,636)	(16)	(30,931)	(30,947)	-	(30,947)
Exercise of common stock options	-	-	-	-	1,495	15	22,576	22,591	-	22,591
Acquisition of noncontrolling interests	-	-	-	-	-	-	(95)	(95)	(25,858)	(25,953)
Amortization of equity awards	-	-	-	-	-	-	11,557	11,557	-	11,557
Redemption of preferred stock	-	-	(884)	(884)	-	-	(634,116)	(635,000)	-	(635,000)
Balance, December 31, 2012	(824,008)	(66,182)	102	102	407,782	4,078	5,651,170	4,765,160	167,320	4,932,480

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,026	1,026

Comprehensive income:
Net income attributable to the Company	236,281	-	-	-	-	-	-	236,281	5,072	241,353
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	6,773	-	-	-	-	-	6,773	-	6,773
Change in foreign currency translation adjustment	-	(5,573)	-	-	-	-	-	(5,573)	1,365	(4,208)

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(6,892)	(6,892)
Dividends ($0.855 per common share; $1.725 per Class H Depositary Share, $1.5000 per Class I Depositary Share, $1.3750 per Class J Depositary Share, and $1.40625 per Class K Depositary Share, respectively)	(408,331)	-	-	-	-	-	-	(408,331)	-	(408,331)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(10,686)	(10,686)
Issuance of common stock	-	-	-	-	560	5	9,208	9,213	-	9,213
Surrender of restricted stock	-	-	-	-	(247)	(2)	(3,889)	(3,891)	-	(3,891)
Exercise of common stock options	-	-	-	-	1,636	16	30,193	30,209	-	30,209
Acquisition of noncontrolling interests	-	-	-	-	-	-	(8,894)	(8,894)	(20,096)	(28,990)
Amortization of equity awards	-	-	-	-	-	-	11,470	11,470	-	11,470
Balance, December 31, 2013	(996,058)	(64,982)	102	102	409,731	4,097	5,689,258	4,632,417	137,109	4,769,526

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	6,259	6,259

Comprehensive income:
Net income attributable to the Company	424,001	-	-	-	-	-	-	424,001	11,879	435,880
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	20,202	-	-	-	-	-	20,202	-	20,202
Change in unrealized loss on interest rate swaps	-	(1,404)	-	-	-	-	-	(1,404)	-	(1,404)
Change in foreign currency translation adjustment	-	91,306	-	-	-	-	-	91,306	5,589	96,895

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(6,335)	(6,335)
Dividends ($0.915 per common share; $1.725 per Class H Depositary Share, $1.5000 per Class I Depositary Share, $1.3750 per Class J Depositary Share, and $1.40625 per Class K Depositary Share, respectively)	(434,521)	-	-	-	-	-	-	(434,521)	-	(434,521)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(26,755)	(26,755)
Issuance of common stock	-	-	-	-	805	8	14,039	14,047	-	14,047
Surrender of restricted stock	-	-	-	-	(190)	(2)	(4,049)	(4,051)	-	(4,051)
Exercise of common stock options	-	-	-	-	1,474	15	23,859	23,874	-	23,874
Acquisition of noncontrolling interests	-	-	-	-	-	-	(294)	(294)	(766)	(1,060)
Amortization of equity awards	-	-	-	-	-	-	9,208	9,208	-	9,208
Balance, December 31, 2014	$(1,006,578)	$45,122	102	$102	411,820	$4,118	$5,732,021	$4,774,785	$126,980	$4,901,765

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Cash flow from operating activities:
Net income	$435,880	$241,353	$280,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273,093	257,855	262,742
Impairment charges	217,858	190,218	59,569
Equity award expense	17,879	18,897	17,907
Gain on sale of operating properties	(203,889)	(51,529)	(94,369)
Equity in income of joint ventures, net	(159,560)	(208,689)	(112,896)
Gain on change in control of interests, net	(107,235)	(21,711)	(15,555)
Equity in income from other real estate investments, net	(38,042)	(31,136)	(53,397)
Distributions from joint ventures and other real estate investments	255,532	258,050	194,110
Change in accounts and notes receivable	(8,060)	7,213	2,940
Change in accounts payable and accrued expenses	(1,095)	10,166	(11,281)
Change in other operating assets and liabilities	(53,018)	(100,652)	(50,991)
Net cash flow provided by operating activities	629,343	570,035	479,054

Cash flow from investing activities:
Acquisition of operating real estate	(384,828)	(354,287)	(442,541)
Improvements to operating real estate	(131,795)	(107,277)	(109,928)
Acquisition of real estate under development	(65,724)	-	-
Improvements to real estate under development	(418)	(591)	(2,487)
Investment in marketable securities	(11,445)	(33,588)	-
Proceeds from sale/repayments of marketable securities	3,780	26,406	156
Investments and advances to real estate joint ventures	(93,845)	(296,550)	(219,885)
Reimbursements of investments and advances to real estate joint ventures	222,590	440,161	187,856
Investment in other real estate investments	(4,338)	(23,566)	(5,638)
Reimbursements of investments and advances to other real estate investments	16,312	30,151	33,720
Investment in mortgage loans receivable	(50,000)	(11,469)	(16,021)
Collection of mortgage loans receivable	8,302	29,192	63,600
Investment in other investments	-	(21,366)	(924)
Reimbursements of other investments	-	9,175	11,553
Proceeds from sale of operating properties	612,748	385,844	449,539
Proceeds from sale of development properties	5,366	-	-
Net cash flow provided by/(used for) investing activities	126,705	72,235	(51,000)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(327,963)	(256,346)	(284,815)
Principal payments on rental property debt	(22,841)	(23,804)	(23,130)
Principal payments on construction loan financings	-	-	(2,177)
Proceeds from mortgage/construction loan financings	15,700	35,974	14,776
(Repayments)/Proceeds under unsecured revolving credit facility, net	(94,354)	(57,775)	8,559
Proceeds from issuance of unsecured term loan/notes	500,000	621,562	400,000
Repayments under unsecured term loan/notes	(370,842)	(546,717)	(215,900)
Financing origination costs	(11,911)	(8,041)	(2,138)
Redemption of noncontrolling interests	(1,284)	(30,086)	(42,315)
Dividends paid	(427,873)	(400,354)	(382,722)
Proceeds from issuance of stock	23,874	30,210	796,748
Redemption of preferred stock	-	-	(635,000)
Repurchase of common stock	-	-	(30,947)
Net cash flow used for financing activities	(717,494)	(635,377)	(399,061)

Change in cash and cash equivalents	38,554	6,893	28,993

Cash and cash equivalents, beginning of year	148,768	141,875	112,882
Cash and cash equivalents, end of year	$187,322	$148,768	$141,875

Interest paid during the year (net of capitalized interest of $2,383, $1,263, $1,538, respectively)	$207,632	$216,258	$226,775

Income taxes paid during the year	$23,292	$33,838	$2,122

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

Additionally, in connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust ("REIT"), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations. As such, the Company, through its wholly-owned taxable REIT subsidiaries (“TRS”), has been engaged in various retail real estate related opportunities including retail real estate management and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers. The Company may consider other investments through its TRS should suitable opportunities arise.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property and a large tenant base. At December 31, 2014, the Company's single largest neighborhood and community shopping center accounted for only 1.8% of the Company's annualized base rental revenues and only 1.4% of the Company’s total shopping center gross leasable area ("GLA"), including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest. At December 31, 2014, the Company’s five largest tenants were TJX Companies, The Home Depot, Wal-Mart, Kohl’s and Bed Bath & Beyond which represented 3.3%, 2.4%, 1.8%, 1.8% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its consolidated financial statements (see Footnote 7, 8, 12, 19 and 26 of the Notes to Consolidated Financial Statements).

Real Estate

Real estate assets are stated at cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships, where applicable), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments, if material, are made to the purchase price allocation on a retrospective basis. The Company expenses transaction costs associated with business combinations in the period incurred.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

On a continuous basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged) of the property over its remaining hold period is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to an amount to reflect the estimated fair value of the property.

Real Estate Under Development

Real estate under development represents the ground-up development of neighborhood and community shopping center projects which the Company plans to hold as long-term investments. These properties are carried at cost. The cost of land and buildings under development includes specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. If, in management’s opinion, the net sales price of assets held for resale or the current and projected undiscounted cash flows of these assets to be held as long-term investments is less than the net carrying value, the carrying value would be adjusted to an amount that reflects the estimated fair value of the property.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and our share of earnings and losses. Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

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

Interest income on performing loans is accrued as earned. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. Generally, loans 90 days or more past due are placed on non-accrual status unless there is sufficient collateral to assure collectability of principal and interest. Upon the designation of non-accrual status, all unpaid accrued interest is reserved and charged against current income. Interest income on non-performing loans is generally recognized on a cash basis. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

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

Software Development Costs

Expenditures for major software purchases and software developed for internal use are capitalized and amortized on a straight-line basis generally over a 3 to 5 year period. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.  As of December 31, 2014 and 2013, the Company had unamortized software development costs of $24.0 million and $28.2 million, respectively, which is included in Other assets on the Company’s Consolidated Balance Sheets.  The Company expensed $9.2 million, $7.6 million and $5.5 million in amortization of software development costs during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of $10.4 million and $10.8 million of billed accounts receivable at December 31, 2014 and 2013, respectively. Additionally, Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of $22.9 million and $23.4 million of straight-line rent receivable at December 31, 2014 and 2013, respectively.

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

The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During 2014, 2013 and 2012, the Company had no hedge ineffectiveness.

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

Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	For the year ended December 31,
	2014	2013	2012
Computation of Basic Earnings Per Share:
Income from continuing operations	$384,506	$288,454	$178,002
Gain on sale of operating properties, net of tax	389	1,432	4,299
Net income attributable to noncontrolling interests	(11,879)	(5,072)	(14,202)
Discontinued operations attributable to noncontrolling interests	2,117	(7,930)	4,661
Preferred stock redemption costs	-	-	(21,703)
Preferred stock dividends	(58,294)	(58,294)	(71,697)
Income from continuing operations available to the common shareholders	316,839	218,590	79,360
Earnings attributable to unvested restricted shares	(1,749)	(1,360)	(1,221)
Income from continuing operations attributable to common shareholders	315,090	217,230	78,139
Income/(loss) from discontinued operations attributable to the Company	48,868	(40,603)	93,313
Net income attributable to the Company’s common shareholders for basic earnings per share	$363,958	$176,627	$171,452
Weighted average common shares outstanding	409,088	407,631	405,997

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.77	$0.53	$0.19
Income(loss) from discontinued operations	0.12	(0.10)	0.23
Net income	$0.89	$0.43	$0.42

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common Shareholders	$315,090	$217,230	$78,139
Income/(loss) from discontinued operations attributable to the Company	48,868	(40,603)	93,313
Net income attributable to the Company’s common shareholders for diluted earnings per share	$363,958	$176,627	$171,452
Weighted average common shares outstanding – basic	409,088	407,631	405,997
Effect of dilutive securities(a):
Equity awards	1,950	983	692
Shares for diluted earnings per common share	411,038	408,614	406,689
Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.77	$0.53	$0.19
Income/(loss) from discontinued operations	0.12	(0.10)	0.23
Net income	$0.89	$0.43	$0.42

(a)    The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 7,137,120, 10,950,388 and 11,159,160, stock options that were not dilutive as of December 31, 2014, 2013 and 2012, respectively.

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

New Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter, early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 will have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The amendments in ASU 2014-08 are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted. The Company will adopt ASU 2014-08 beginning in its fiscal year 2015 and appropriately apply the guidance to prospective disposals of its shopping center properties. The Company believes that a significant portion of its shopping center disposals in the ordinary course of business will not qualify for discontinued operations presentation under this new standard.

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

2.   Real Estate:

The Company’s components of Rental property consist of the following (in thousands):

	December 31,
	2014	2013
Land	$2,291,338	$1,989,830
Undeveloped land	74,462	82,269
Buildings and improvements:
Buildings	4,909,152	4,572,740
Building improvements	1,349,028	1,168,959
Tenant improvements	658,868	725,570
Fixtures and leasehold improvements	61,122	61,015
Other rental property (1)	541,925	425,143
	9,885,895	9,025,526
Accumulated depreciation and amortization	(1,955,406)	(1,878,681)
Total	$7,930,489	$7,146,845

(1)  At December 31, 2014 and 2013, Other rental property (net of accumulated amortization of $290,748 and $252,810, respectively), consisted of intangible assets including (i) $399,293 and $290,838, respectively, of in-place leases, (ii) $20,858 and $21,326, respectively, of tenant relationships, and (iii) $121,774 and $112,979, respectively, of above-market leases.

In addition, at December 31, 2014 and 2013, the Company had intangible liabilities relating to below-market leases from property acquisitions of $255.4 million and $181.5 million, respectively, net of accumulated amortization of $169.8 million and $155.7 million, respectively. These amounts are included in the caption Other liabilities on the Company’s Consolidated Balance Sheets.

The Company’s amortization associated with above and below market leases for the years ended December 31, 2014, 2013, and 2012, resulted in net increases to revenue of $13.5 million, $11.5 million and $14.4 million, respectively. The estimated net amortization associated with the Company’s above and below market leases for the next five years are as follows (in millions): 2015, $13.7; 2016, $14.2; 2017, $13.0; 2018, $9.8 and 2019, $9.9.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s amortization expense associated with leases in place and tenant relationships for the years ended December 31, 2014, 2013 and 2012 was $41.2 million, $31.1 million and $28.1 million, respectively. The estimated net amortization associated with leases in place and tenant relationships over the next five years is as follows (in millions): 2015, $33.9; 2016, $26.7; 2017, $20.6; 2018, $15.7 and 2019, $12.2.

3.   Property Acquisitions, Developments and Other Investments:

Operating property acquisitions, ground-up development costs and other investments have been funded principally through the application of proceeds from the Company's public equity and unsecured debt issuances, proceeds from mortgage financings, proceeds from the disposition of properties and availability under the Company’s revolving line of credit.

Acquisition of Operating Properties –

During the year ended December 31, 2014, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash*	Debt Assumed	Other	Total	GLA**
North Valley Leasehold	Peoria, AZ	Jan-14	$3,000	$-	$-	$3,000	-
LaSalle Properties (3 properties)	Various (1)	Jan-14	62,239	23,269	7,642	93,150	316
Harrisburg Land Parcel	Harrisburg, PA	Jan-14	2,550	-	-	2,550	-
Crossroads Plaza	Cary, NC	Feb-14	18,691	72,309	-	91,000	489
Quail Corners	Charlotte, NC (2)	Mar-14	9,398	17,409	4,943	31,750	110
KIF 1 Portfolio (12 properties)	Various (3)	Apr-14	128,699	157,010	122,291	408,000	1,589
Fountain at Arbor Lakes (2 Parcels)	Maple Grove, MN	Apr-14	900	-	-	900	-
Boston Portfolio (24 properties)	Various	Apr-14	149,486	120,514	-	270,000	1,426
Vinnin Square	Swampscott, MA	May-14	2,550	-	-	2,550	6
SEB Portfolio (10 properties)	Various (4)	Jul-14	69,261	193,600	12,911	275,772	1,415
Highlands Ranch Parcel	Highlands Ranch, CO	Sep-14	3,800	-	-	3,800	10
BIG Portfolios (7 properties)	Various (5)	Oct-14	-	118,439	76,511	194,950	1,148
Springfield S.C.	Springfield, MO	Nov-14	8,800	-	-	8,800	210
North Quincy Plaza	Quincy, MA (6)	Dec-14	20,470	-	2,530	23,000	81
Belmart Plaza	West Palm Beach, FL (7)	Dec-14	3,208	-	2,807	6,015	77
Braelinn Village	Peachtree City, GA	Dec-14	27,000	-	-	27,000	227
			$510,052	$702,550	$229,635	$1,442,237	7,104

* Includes 1031 sales proceeds of $126.8 million

** Gross leasable area ("GLA")

(1)

The Company acquired three properties from a joint venture in which the Company had an 11% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a gain of $3.7 million from the fair value adjustment associated with the Company’s original ownership due to a change in control, which is reflected in the purchase price above in Other.

(2)	The Company acquired a 65.4% controlling ownership interest in this property and the seller retained a 34.6% noncontrolling interest in the property. The partner has the ability to put its partnership interest to the Company. As such, the Company has recorded the partners’ share of the property’s fair value of $4.9 million as Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets.
(3)	The Company acquired from its partners the remaining ownership interest in a joint venture which holds 12 encumbered properties for which the Company had a 39.1% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain of $65.6 million from the fair value adjustment associated with the Company’s original ownership due to a change in control, which is reflected in the purchase price above in Other. Subsequently, the Company repaid $128.4 million in debt encumbering ten of the properties. Additionally, during June 2014, the Company sold one of the properties to a third party, which approximated its carrying value.
(4)	The Company acquired from its partner the remaining ownership interest in 10 properties that were held in a joint venture in which the Company has a 15% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain of $14.4 million from the fair value adjustment associated with the Company’s original ownership due to a change in control, which is reflected in the purchase price above in Other.
(5)	The Company and their joint venture partner BIG divided 15 of the 21 properties in the BIG Shopping Centers venture with the Company receiving a 99% ownership interest in seven operating properties and BIG receiving a 99% ownership interest in eight operating properties. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain of $19.5 million from the fair value adjustment associated with the Company’s original ownership due to a change in control, which is reflected in the purchase price above in Other. Additionally, during December 2014, the Company sold one of the properties to a third party, which approximated its carrying value.
(6)	The Company acquired from its partners the remaining ownership interest in this property that was held in a joint venture in which the Company had an 11% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain of $2.2 million from the fair value adjustment associated with the Company’s original ownership due to a change in control, which is reflected in the purchase price above in Other.
(7)	The Company increased its ownership interest to 74.8% in this property that was held in a joint venture in which the Company had a 21.5% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain of $1.7 million from the fair value adjustment associated with the Company’s original ownership due to a change in control, which is reflected in the purchase price above in Other.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the year ended December 31, 2013, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Other	Total	GLA
Santee Trolley Square	Santee, CA(1)	Jan-13	$26,863	$48,456	$22,681	$98,000	311
Shops at Kildeer	Kildeer, IL(2)	Jan-13	-	32,724	-	32,724	168
Village Commons S.C.	Tallahassee, FL	Jan-13	7,100	-	-	7,100	125
Putty Hill Plaza	Baltimore, MD(3)	Jan-13	4,592	9,115	489	14,196	91
Columbia Crossing II S.C.	Columbia, MD	Jan-13	21,800	-	-	21,800	101
Roseville Plaza Outparcel	Roseville, MN	Jan-13	5,143	-	-	5,143	80
Wilton River Park	Wilton, CT(4)	Mar-13	777	36,000	5,223	42,000	187
Canyon Square	Santa Clarita, CA(5)	Apr-13	1,950	13,800	-	15,750	97
JTS Portfolio (7 properties)	Baton Rouge, LA(6)	Apr-13	-	43,267	11,733	55,000	520
Factoria Mall	Bellevue, WA(7)	May-13	37,283	56,000	37,467	130,750	510
6 Outparcels	Various	Jun-13	13,053	-	-	13,053	97
Highlands Ranch II	Highlands Ranch, CO	July-13	14,600	-	-	14,600	44
Elmsford	Elmsford, NY	Aug-13	23,000	-	-	23,000	143
Northridge	Arvada, CO	Oct-13	8,239	11,511	-	19,750	146
Five Forks Crossing	Liburn, GA	Oct-13	9,825	-	-	9,825	74
Greenwood S.C. Outparcel	Greenwood, IN	Oct-13	4,067	-	-	4,067	30
Clark Portfolio (4 properties)	Clark, NJ	Nov-13	35,553	-	-	35,553	189
Winn Dixie Portfolio (6 properties)	Louisiana & Florida	Dec-13	43,506	-	-	43,506	392
Tomball S.C.	Houston, TX	Dec-13	35,327	-	-	35,327	149
Atascocita S.C.	Humble, TX	Dec-13	38,250	28,250	-	66,500	317
Lawrenceville	Lawrenceville, GA	Dec-13	36,824	-	-	36,824	286
			$367,752	$279,123	$77,593	$724,468	4,057

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

(2)	This property was acquired from a joint venture in which the Company had a 19% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. This transaction resulted in a change in control with no gain or loss recognized.
(3)	The Company acquired the remaining 80% interest in an operating property from an unconsolidated joint venture in which the Company had a 20% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a gain of $0.5 million from the fair value adjustment associated with the Company’s original ownership due to a change in control, which is reflected in the purchase price above in Other.
(4)	The acquisition of this property included the issuance of $5.2 million of redeemable units, which are redeemable at the option of the holder after one year and earn a yield of 6% per annum, which is included in the purchase price above in Other. In connection with this transaction, the Company provided the sellers a $5.2 million loan at a rate of 6.5%, which is secured by the redeemable units.
(5)	This property was acquired from a joint venture in which the Company has a 15% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance. This transaction resulted in a change in control with no gain or loss recognized.
(6)	The Company acquired the remaining interest in a portfolio of office properties from a preferred equity investment in which the Company held a noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as such recognized a change in control loss of $9.6 million from the fair value adjustment associated with the Company’s original ownership, which is reflected in the purchase price above in Other. The debt assumed in connection with this transaction of $43.3 million was repaid in April 2013 and the properties within the portfolio were later sold during October and November 2013.
(7)	The Company acquired an additional 49% interest in this operating property from an unconsolidated joint venture in which the Company had a 50% noncontrolling interest. As such the Company now consolidates this investment. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain of $8.2 million from the fair value adjustment associated with the Company’s original ownership due to a change in control, which is reflected in the purchase price above in Other.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The aggregate purchase price of the above 2014 and 2013 property acquisitions have been allocated as follows (in thousands):

	2014	2013
Land	$414,879	$198,263
Buildings	679,753	368,478
Below Market Rents	(81,362)	(25,298)
Above Market Rents	30,307	15,758
In-Place Leases	113,513	35,262
Building Improvements	290,882	115,110
Tenant Improvements	26,536	22,196
Mortgage Fair Value Adjustment	(39,368)	(5,794)
Other Assets	7,097	894
Other Liabilities	-	(401)
	$1,442,237	$724,468

Additionally, during the years ended December 31, 2014 and 2013, the Company acquired the remaining interest in three and four previously consolidated joint ventures for $1.1 million and $9.4 million, respectively. The Company continues to consolidate these entities as there was no change in control from these transactions. The purchase of the remaining interests resulted in an aggregate decrease in noncontrolling interest of $0.8 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively and an aggregate decrease of $0.3 million and $8.2 million to the Company’s Paid-in capital, during 2014 and 2013, respectively.

Ground-Up Development -

The Company is engaged in ground-up development projects, which will be held as long-term investments by the Company. As of December 31, 2014, the Company had in progress a total of four ground-up development projects located in the U.S.

During 2014, the Company acquired, in separate transactions, three land parcels located in various cities throughout the U.S., for an aggregate purchase price of $53.5 million. These land parcels will be developed into retail centers aggregating 0.9 million square feet of GLA with a total estimated aggregate project cost of $192.8 million.

Additionally, during the fourth quarter 2014, the Company purchased land parcels in Dania, Florida for an aggregate purchase price of $62.8 million. The Company then contributed the land to an unconsolidated joint venture to be used for a ground-up development project.

FNC Realty Corporation –

During 2013, the Company acquired the remaining 17.3% ownership interest in FNC Realty Corporation (“FNC”) for $20.4 million. As a result of this transaction the Company now owns 100% of FNC. The Company had previously and continues to consolidate FNC. No change in control resulted from this transaction, as such, the purchase of the additional interest resulted in a decrease in noncontrolling interest of $19.7 million and a decrease of $0.7 million to the Company’s Paid-in capital during 2013.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.    Dispositions of Real Estate:

Operating Real Estate –

During 2014, the Company disposed of 90 operating properties, in separate transactions, for an aggregate sales price of $833.5 million, including 27 operating properties in Latin America. These transactions, which are included in Discontinued operations on the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $203.3 million, before income taxes and noncontrolling interests and aggregate impairment charges of $178.0 million, before income taxes and noncontrolling interests, including $92.9 million related to the release of a cumulative foreign currency translation loss due to the Company’s substantial liquidation of its investment in Mexico. The Company provided financing aggregating $52.7 million on three of these transactions which bear interest at rates ranging from LIBOR plus 250 basis points to 7% per annum and are scheduled to mature in June and August 2015. The Company evaluated these transactions pursuant to the FASB’s real estate guidance to determine sale and gain recognition.

During 2013, the Company disposed of 36 operating properties and three out-parcels in separate transactions, for an aggregate sales price of $279.5 million. These transactions, which are included in Discontinued operations in the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $25.4 million and impairment charges of $61.9 million, before income taxes.

Additionally, during 2013, the Company sold eight properties in its Latin American portfolio for an aggregate sales price of $115.4 million. These transactions, which are included in Discontinued operations in the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $23.3 million, before income taxes, and aggregate impairment charges of $26.9 million (including the release of the cumulative foreign currency translation loss of $7.8 million associated with the sale of the Company’s interest in two properties within Brazil, which represented a full liquidation of the Company’s investment in Brazil), before income taxes and noncontrolling interests.

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

Land Sales –

During 2013, the Company sold nine land parcels for an aggregate sales price of $18.2 million in separate transactions. These transactions resulted in an aggregate gain of $11.5 million, before income taxes expense and noncontrolling interest. The gains from these transactions are recorded as other income, which is included in Other income/(expense), net, in the Company’s Consolidated Statements of Income.

During 2012, the Company disposed of two land parcels and two outparcels for an aggregate sales price of $4.1 million and recognized an aggregate gain of $2.0 million related to these transactions. These gains are recorded as other income, which is included in Other income/(expense), net, in the Company’s Consolidated Statements of Income. The Company provided seller financing in connection with the sale of one of the land parcels for $1.8 million, which bore interest at a rate of 6.5% for the first six months and 7.5% for the remaining term and matured in March 2013.  The Company evaluated this transaction pursuant to the FASB’s real estate sales guidance and concluded that the criteria for sale recognition were met.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Also during 2012, the Company sold a land parcel in San Juan del Rio, Mexico for a sales price of 24.3 million Mexican Pesos (“MXN”) (USD $1.9 million).  The Company recognized a gain of MXN 5.7 million (USD $0.4 million) on this transaction.   The gain from this transaction is recorded as other income, which is included in Other income/(expense), net, in the Company’s Consolidated Statements of Income.

5.    Discontinued Operations and Assets Held-for-Sale:

The Company reports as discontinued operations assets held-for-sale as of the end of the current period and assets sold during the period. All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under the caption Discontinued operations. This has resulted in certain reclassifications of 2014, 2013 and 2012 financial statement amounts.

The components of Income from discontinued operations for each of the three years in the period ended December 31, 2014, are shown below. These include the results of income through the date of each respective sale for properties sold during 2014, 2013 and 2012, and the operations for the applicable periods for those assets classified as held-for-sale as of December 31, 2014 (in thousands):

	2014	2013	2012
Discontinued operations:
Revenues from rental property	$71,906	$129,315	$157,472
Rental property expenses	(16,657)	(39,425)	(49,925)
Depreciation and amortization	(15,019)	(33,142)	(47,916)
Provision for doubtful accounts	(719)	(2,971)	(3,423)
Interest expense	(1,823)	(1,371)	(4,855)
Income from other real estate investments	680	720	676
Other expense, net	(756)	(880)	(254)
Income from discontinued operating properties, before income taxes	37,612	52,246	51,775
Impairment of property carrying value, before income taxes (1)	(178,048)	(157,972)	(49,280)
Gain on disposition of operating properties, before income taxes	203,271	48,731	85,894
(Provision)/benefit for income taxes	(11,850)	8,462	9,585
Income/(loss) from discontinued operating properties	50,985	(48,533)	97,974
Net (income)/loss attributable to noncontrolling interests	(2,117)	7,930	(4,661)
Income/(loss) from discontinued operations attributable to the Company	$48,868	$(40,603)	$93,313

(1) The year ended December 31, 2014, includes $92.9 million related to the release of a cumulative foreign currency translation loss due to the Company’s substantial liquidation of its investment in Mexico. During 2013, the Company began selling properties within its Latin American portfolio. During the year ended December 31, 2014, the Company continued selling properties in its Latin American portfolio and as a result substantially liquidated its investment in Mexico.

During 2014, the Company classified as held-for-sale 35 operating properties. The aggregate book value of these properties was $239.9 million, net of accumulated depreciation of $76.5 million. The Company recognized impairment charges on 11 of these properties aggregating $56.2 million, which were sold during 2014. The book value of the remaining other 24 properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized. The Company’s determination of the fair value for each property, aggregating $316.5 million, was based upon executed contracts of sale with third parties (see Footnote 15). The Company completed the sale of the 35 held-for-sale operating properties during 2014 (these dispositions are included in Footnote 4 above). At December 31, 2014, the Company had no operating properties classified as held-for-sale.

During 2013, the Company classified as held-for-sale 19 operating properties, comprising 1.9 million square feet of GLA.  The aggregate book value of these properties was $178.4 million, net of accumulated depreciation of $19.2 million.   The Company recognized impairment charges of $25.2 million, after income taxes, on eight of these properties. The book value of the other properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized. The Company’s determination of the fair value for each property, aggregating $158.6 million, was based upon executed contracts of sale with third parties (see Footnote 15).   In addition, the Company completed the sale of 15 held-for-sale operating properties during the year ended December 31, 2013, one of which was classified as held-for-sale during 2012 (these dispositions are included in Footnote 4 above).  At December 31, 2013, the Company had five remaining operating properties classified as held-for-sale at a carrying amount of $70.3 million, net of accumulated depreciation of $8.1 million, which are included in Other assets on the Company’s Consolidated Balance Sheets.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2012, the Company classified as held-for-sale 18 operating properties, comprising 2.1 million square feet of GLA.  The book value of these properties was $73.2 million, net of accumulated depreciation of $57.2 million.  The Company recognized impairment charges of $4.2 million on three of these properties. The book value of the other properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized.  The Company’s determination of the fair value for each property, aggregating $102.0 million, was based upon executed contracts of sale with third parties.   In addition, the Company completed the sale of 19 operating properties during the year ended December 31, 2012, of which two were classified as held-for-sale during 2011 (these dispositions are included in Footnote 4 above).

6. Impairments:

Management assesses on a continuous basis whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s assets (including any related amortizable intangible assets or liabilities) may be impaired. To the extent impairment has occurred, the carrying value of the asset would be adjusted to an amount to reflect the estimated fair value of the asset.

During 2014, the Company implemented a plan to accelerate the disposition of certain U.S. properties. This plan effectively shortened the Company’s anticipated hold period for these properties and as a result the Company recognized impairment charges on various consolidated operating properties. In addition, during 2013, the Company began selling properties within its Latin American portfolio as part of its overall strategy to exit these markets and as a result the Company recognized impairment charges on various Latin American operating properties. During the year ended December 31, 2014, the Company continued selling properties in its Latin American portfolio and as a result substantially liquidated its investment in Mexico which resulted in the release of a cumulative foreign currency translation loss. (See Footnote 15 for fair value disclosure).

The Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions and/or the property hold period caused the Company to recognize impairment charges for the years ended December 31, 2014, 2013 and 2012 as follows (in millions):

	2014	2013	2012
Impairment of property carrying values * (1)(2)(3)	$33.3	$18.6	$7.6
Investments in other real estate investments* (4)	1.7	2.9	2.7
Marketable securities and other investments* (5)	4.8	10.7	-
Total Impairment charges included in operating expenses	39.8	32.2	10.3
Cumulative foreign currency translation loss included in discontinued operations (6)	92.9	5.1	-
Impairment of property carrying values included in discontinued operations **	85.1	152.9	49.3
Total gross impairment charges	217.8	190.2	59.6
Noncontrolling interests	(0.4)	(10.6)	(0.4)
Income tax benefit included in discontinued operations	(1.7)	(14.8)	(10.6)
Income tax benefit	(6.1)	(7.6)	-
Total net impairment charges	$209.6	$157.2	$48.6

* See Footnote 15 for additional disclosure on fair value

**See Footnotes 4 & 5 above for additional disclosure

(1) During 2014, the Company recognized aggregate impairment charges of $33.3 million, before an income tax benefit of $6.1 million and noncontrolling interests of $0.3 million, primarily related to adjustments to property carrying values in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(2) During 2013, the Company recorded $18.6 million, before an income tax benefit of $7.6 million and noncontrolling interests of $1.0 million, in impairment charges primarily related to two land parcels and four operating properties based upon purchase prices or purchase price offers.

(3) During 2012, the Company recognized an aggregate impairment charge of $7.6 million, before income tax benefit of $0.3 million, relating to its investment in four land parcels. The estimated aggregate fair value of these properties was based upon purchase price offers.

(4) Impairment charges primarily based upon review of debt maturity status and the likelihood of foreclosure of certain underlying properties within the Company’s preferred equity investments, during 2014, 2013 and 2012. The Company believes it will not recover its investment in certain preferred equity investments and as such recorded full impairments on these investments.

(5) During 2014 and 2013, the Company reviewed the underlying cause of the decline in value of certain cost method investments, as well as the severity and the duration of the decline and determined that the decline was other-than-temporary. Impairment charges were recognized based upon the calculation of the investments’ estimated fair value.

(6) Due to the substantial liquidation of its investment in Mexico, the Company recognized a loss from foreign currency translation related to consolidated properties in the amount of $92.9 million, before noncontrolling interest of $5.8 million. (See footnote 22 for additional disclosure).

In addition to the impairment charges above, the Company recognized pretax impairment charges during 2014, 2013 and 2012 of $54.5 million (including $47.3 million in cumulative foreign currency translation loss relating to the Company’s substantial liquidation of its investment in Mexico), $29.5 million, and $11.1 million, respectively, relating to certain properties held by various unconsolidated joint ventures in which the Company holds noncontrolling interests. These impairment charges are included in Equity in income of joint ventures, net in the Company’s Consolidated Statements of Income (see Footnote 7).

The Company will continue to assess the value of its assets on an on-going basis. Based on these assessments, the Company may determine that one or more of its assets may be impaired and would therefore write-down its carrying basis accordingly.

7.   Investment and Advances in Real Estate Joint Ventures:

The Company and its subsidiaries have investments and advances in various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The table below presents joint venture investments for which the Company held an ownership interest at December 31, 2014 and 2013 (in millions, except number of properties):

	As of December 31, 2014					As of December 31, 2013
Venture	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	60	10.6	$2,728.9	$178.6	15.0%	60	10.6	$2,724.0	$179.7
Kimco Income Opportunity Portfolio (“KIR”) (2) (3)	48.6%	54	11.5	1,488.2	152.1	48.6%	57	12.0	1,496.0	163.6
Kimstone (2) (5)	33.3%	39	5.6	1,098.7	98.1	33.3%	39	5.6	1,095.3	100.3
BIG Shopping Centers (2) (6) *	50.1%	6	1.0	151.6	-	37.9%	21	3.4	520.1	29.5
The Canada Pension Plan Investment Board (“CPP”) (2) (7)	55.0%	7	2.4	504.0	188.9	55.0%	6	2.4	437.4	144.8
Kimco Income Fund (“KIF”) (2) (8)	-	-	-	-	-	39.5%	12	1.5	288.7	50.6
SEB Immobilien (2) (9)	15.0%	3	0.4	86.0	2.5	15.0%	13	1.8	361.9	0.9
Other Institutional Programs (2) (10) (11)	Various	50	1.4	327.8	8.5	Various	56	2.1	385.3	16.8
RioCan	50.0%	45	9.3	1,205.8	159.8	50.0%	45	9.3	1,314.3	156.3
Latin America (15)	Various	13	0.1	91.2	24.4	Various	28	3.7	313.2	156.7
Other Joint Venture Programs (20) (23)	Various	60	9.5	1,401.2	224.3	Various	75	11.5	1,548.9	257.8
Total		337	51.8	$9,083.4	$1,037.2		412	63.9	$10,485.1	$1,257.0

*   Ownership % is a blended rate

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below presents the Company’s share of net income/(loss) for these investments which is included in the Company’s Consolidated Statements of Income under Equity in income of joint ventures, net for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year ended December 31,
	2014	2013	2012
KimPru and KimPru II (1)	$8.1	$9.1	$7.4
KIR (3)(4)	26.5	25.3	23.4
Kimstone (5)	2.0	3.6	-
BIG Shopping Centers (6)	22.5	3.0	(3.7)
CPP	7.1	5.8	5.3
KIF (8)	0.9	3.3	1.7
SEB Immobilien (9)	0.8	1.1	0.7
Other Institutional Programs (10-13)	2.6	3.2	5.5
RioCan (14)	30.6	27.6	30.4
Latin America (15- 19)	(3.8)	103.1	15.8
Other Joint Venture Programs (20- 28)	62.3	23.6	26.4
Total	$159.6	$208.7	$112.9

(1)

This venture represents four separate joint ventures, with four separate accounts managed by Prudential Real Estate Investors (“PREI”), three of these ventures are collectively referred to as KimPru and the remaining venture is referred to as KimPru II. During the year ended December 31, 2014, KimPru recognized impairment charges of $21.4 million related to the decline in value of two operating properties. The Company had previously taken other-than-temporary impairment charges on its investment in KimPru and had allocated these impairment charges to the underlying assets of the KimPru joint ventures including a portion to these operating properties. As such, the Company’s share of these impairment charges was $2.4 million.

(2)

The Company manages these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees.

(3)

During the year ended December 31, 2014 KIR, (i) sold two operating properties for a sales price of $17.7 million, for which the Company recognized its share of an aggregate net gain of $1.1 million, (ii) recognized aggregate impairment charges of $5.0 million, of which the Company’s share was $2.8 million, related to two properties which KIR anticipates selling within the next year and therefore effectively shortened its anticipated hold period for these assets which resulted in the expected future cash flows being less than the carrying value and (iii) sold one of the impaired properties for a sales price of $2.0 million.

(4)

During the year ended December 31, 2013, KIR sold an operating property in Cincinnati, OH for a sales price of $30.0 million and recognized a gain of $6.1 million. The Company’s share of this gain was $3.0 million.

(5)

During June 2013, the Company increased its ownership interest in the UBS Programs to 33.3% and simultaneously UBS transferred its remaining 66.7% ownership interest in the UBS Programs to affiliates of Blackstone Real Estate Partners VII (“Blackstone”). Both of these transactions were based on a gross purchase price of $1.1 billion. Upon completion of these transactions, Blackstone and the Company entered into a new joint venture (Kimstone) in which the Company owns a 33.3% noncontrolling interest. On February 2, 2015, the Company purchased the remaining 66.7% interest in the 39-property Kimstone portfolio from Blackstone for a gross purchase price of $1.4 billion, including the assumption of $638.0 million in mortgage debt (see Footnote 26 of the Notes to Consolidated Financial Statements).

(6)

During the year ended December 31, 2014, the Company and their joint venture partner BIG divided 15 of the 21 properties in the BIG Shopping Centers venture with the Company receiving a 99% ownership interest in seven operating properties and BIG receiving a 99% ownership interest in eight operating properties. The Company recognized a gain of $19.7 million on the properties where BIG obtained a 99% interest (see Footnote 3 of the Notes to Consolidated Financial Statements). Subsequent to this transaction the BIG Shopping Centers venture continues to hold six operating properties. During the year ended December 31, 2013, BIG recognized a gain on early extinguishment of debt of $13.7 million related to a property that was foreclosed on by a third party lender. The Company’s share of this gain was $2.4 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(7)	During the year ended December 31, 2014, CPP acquired land parcels in Dania, FL, for $62.8 million. These land parcels will be developed into a retail center.
(8)

During the year ended December 31, 2014, the Company purchased the remaining interest in KIF based on a gross purchase price of $408.0 million (see Footnote 3 of the Notes to Consolidated Financial Statements).

(9)

During the year ended December 31, 2014, the Company purchased the remaining 85% interest in 10 SEB properties based on a gross purchase price of $275.8 million (see Footnote 3 of the Notes to Consolidated Financial Statements).

(10)

During the year ended December 31, 2014, the Company acquired four properties from a joint venture in which the Company has a noncontrolling interest for a total sales price of $116.2 million (see Footnote 3 of the Notes to Consolidated Financial Statements).

(11)

During the year ended December 31, 2014, two joint ventures in which the Company holds a noncontrolling interest sold two operating properties for an aggregate sales price of $46.6 million and recognized an aggregate gain of $11.1 million. The Company’s share of this gain was $2.2 million.

(12)

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

(13)

During the year ended December 31, 2012, the UBS Program recognized impairment charges of $13.0 million related to the sale of two properties. The Company’s share of these impairment charges was $2.2 million.

(14)

During the year ended December 31, 2012, the Company recognized income of $7.5 million, before taxes of $1.5 million, from the sale of certain air rights at one of the properties in the RioCan portfolio.

(15)

During the year ended December 31, 2014, the Company sold its noncontrolling interest in 14 operating properties located throughout Mexico based on a gross aggregate sales price of $324.5 million. The Company recognized a net gain of $39.1 million, before income taxes of $9.0 million.

(16)	During the fourth quarter 2014, the Company substantially liquidated its investment in Mexico, which resulted in the release of a cumulative foreign currency translation loss of $47.3 million.
(17)

During the year ended December 31, 2013, joint ventures in which the Company held noncontrolling interests sold 20 operating properties located throughout Mexico and Chile for $341.9 million. These transactions resulted in an aggregate net gain to the Company of $22.9 million, after tax.

(18)

During the year ended December 31, 2013, the Company and its joint venture partner sold their noncontrolling ownership interest in a joint venture which held interests in 84 operating properties located throughout Mexico for $603.5 million (including debt of $301.2 million). The Company’s share of the net gain was $78.2 million, before income taxes of $25.1 million.

(19)

During the year ended December 31, 2013, the Company was in advanced negotiations to sell 10 operating properties located throughout Mexico, which were held in unconsolidated joint ventures in which the Company held noncontrolling interests. Based upon the allocation of the selling price, the Company recorded its share of impairment charges of $9.4 million on six of these properties.

(20)

During the year ended December 31, 2014, a joint venture in which the Company holds a noncontrolling interest sold 16 operating properties for an aggregate sales price of $199.5 million and recognized an aggregate gain of $62.9 million.  The Company’s share of this gain was $31.7 million.

(21)

During the year ended December 31, 2014, the Company received a distribution of $15.4 million from a joint venture that was in excess of its carrying value and as such, the Company recognized this amount as equity in income.

(22)

During the year ended December 31, 2014, two joint ventures in which the Company holds a noncontrolling interest sold two operating properties for an aggregate sales price of $46.5 million and recognized an aggregate gain of $11.1 million. The Company’s share of this gain was $2.2 million.

(23)

During the year ended December 31, 2014, the Company acquired a partners’ interest in a joint venture in which the Company had a noncontrolling interest for a total price of $3.0 million (see Footnote 3 of the Notes to Consolidated Financial Statements).

(24)

During June 2013, the Intown portfolio was sold for a sales price of $735.0 million which included the assignment of $609.2 million in debt. This transaction resulted in a deferred gain to the Company of $21.7 million. The Company maintains its guarantee on a portion of the debt ($139.7 million as of December 31, 2014 and 2013) assumed by the buyer. Due to this continued involvement, the Company deferred its gain until such time that the guarantee and commitment expire. On February 24, 2015, the outstanding debt balance of $139.7 million was fully repaid and as such, the Company was relieved of its related commitments and guarantee. As a result, the Company will recognize the deferred gain of $21.7 million during the first quarter of 2015 (see Footnote 19 of the Notes to Consolidated Financial Statements).

(25)

During the year ended December 31, 2013, two joint ventures in which the Company held noncontrolling interests sold two operating properties to the Company, in separate transactions, for an aggregate price of $228.8 million (see Footnote 3 of the Notes to Consolidated Financial Statements).

(26)

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below presents debt balances within the Company’s joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2014 and 2013 (dollars in millions):

	As of December 31, 2014			As of December 31, 2013
Venture	Mortgages and Notes Payable	Average Interest Rate	Average Remaining Term (months)**	Mortgages and Notes Payable	Average Interest Rate	Average Remaining Term (months)**
KimPru and KimPru II	$920.4	5.53%	23.0	$923.4	5.53%	35.0
KIR	866.4	5.04%	61.9	889.1	5.05%	75.1
Kimstone	704.4	4.45%	28.7	749.9	4.62%	39.3
BIG Shopping Centers	144.6	5.52%	22.0	406.5	5.39%	40.1
CPP	112.1	5.05%	10.1	138.6	5.23%	19.0
Kimco Income Fund	-	-	-	158.0	5.45%	8.7
SEB Immobilien	50.2	4.06%	35.7	243.8	5.11%	43.3
RioCan	642.6	4.29%	39.9	743.7	4.59%	48.0
Other Institutional Programs	223.1	5.47%	20.8	272.9	5.32%	31.0
Other Joint Venture Programs	927.5	5.31%	58.6	1,063.1	5.53%	60.6
Total	$4,591.3			$5,589.0

** Average remaining term includes extensions

KIR -

The Company holds a 48.6% noncontrolling limited partnership interest in KIR and has a master management agreement whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties.

The Company’s equity in income from KIR for the years ended December 31, 2012, exceeded 10% of the Company’s income from continuing operations before income taxes; as such the Company is providing summarized financial information for KIR as follows (in millions):

	December 31,
	2014	2013
Assets:
Real estate, net	$1,024.3	$1,064.2
Other assets	80.5	81.9
	$1,104.8	$1,146.1
Liabilities and Members’ Capital:
Mortgages payable	$866.4	$889.1
Other liabilities	19.8	21.8
Members’ capital	218.6	235.2
	$1,104.8	$1,146.1

	Year Ended December 31,
	2014	2013	2012
Revenues from rental property	$201.6	$197.0	$190.6
Operating expenses	(57.7)	(53.7)	(50.8)
Interest expense	(46.1)	(47.8)	(54.0)
Depreciation and amortization	(39.2)	(38.8)	(38.8)
Impairment charges	(3.1)	-	-
Other expense, net	(1.5)	(0.6)	(1.3)
	(147.6)	(140.9)	(144.9)
Income from continuing operations	54.0	56.1	45.7
Discontinued Operations:
Income from discontinued operations	0.2	1.9	2.6
Impairment on dispositions of properties	(4.3)	(9.8)	(0.1)
Gain on dispositions of properties	4.5	6.1	-
Net income	$54.4	$54.3	$48.2

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

RioCan Investments -

The Company has three joint ventures (collectively, the "RioCan Ventures") with RioCan Real Estate Investment Trust ("RioCan"), in which the Company has 50% noncontrolling interests, to acquire retail properties and development projects in Canada. The acquisition and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company’s management personnel.  Capital contributions will only be required as suitable opportunities arise and are agreed to by the Company and RioCan.

The Company’s equity in income from the RioCan Ventures for the year ended December 31, 2012, exceeded 10% of the Company’s income from continuing operations, as such the Company is providing summarized financial information for the RioCan Ventures as follows (in millions):

	December 31,

	2014	2013
Assets:
Real estate, net	$987.4	$1,106.2
Other assets	40.7	43.8
	$1,028.1	$1,150.0
Liabilities and Members' Capital:
Mortgages payable	$642.6	$743.7
Other liabilities	13.1	13.0
Members' capital	372.4	393.3
	$1,028.1	$1,150.0

	Year ended December 31,
	2014	2013	2012
Revenues from rental properties	$202.5	$209.9	$213.3

Operating expenses	(74.6)	(76.9)	(78.1)
Interest expense	(31.9)	(40.1)	(51.9)
Depreciation and amortization	(33.5)	(36.0)	(37.3)
Other (expense)/income, net	(1.3)	(1.8)	14.7
	(141.3)	(154.8)	(152.6)
Net income	$61.2	$55.1	$60.7

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Summarized financial information for the Company’s investment and advances in real estate joint ventures (excluding KIR and the RioCan Ventures, which are presented above) is as follows (in millions):

	December 31,
	2014	2013
Assets:
Real estate, net	$5,410.3	$6,601.8
Other assets	208.6	390.1
	$5,618.9	$6,991.9
Liabilities and Partners’/Members’ Capital:
Mortgages payable	$3,061.3	$3,956.2
Construction loans	21.0	-
Other liabilities	87.6	102.0
Noncontrolling interests	21.4	19.2
Partners’/Members’ capital	2,427.6	2,914.5
	$5,618.9	$6,991.9

	Year Ended December 31,
	2014	2013	2012
Revenues from rental property	$655.8	$873.3	$1,009.2
Operating expenses	(201.2)	(279.7)	(330.6)
Interest expense	(169.3)	(228.5)	(281.3)
Depreciation and amortization	(187.3)	(224.0)	(258.4)
Impairment charges	(20.0)	(32.3)	(17.0)
Other expense, net	(11.6)	(13.8)	(19.8)
	(589.4)	(778.3)	(907.1)
Income from continuing operations	66.4	95.0	102.1
Discontinued Operations:
Income/(loss) from discontinued operations	2.6	12.2	(9.1)
Impairment on dispositions of properties	0.5	(5.0)	(21.1)
Gain on dispositions of properties	466.6	223.4	94.5
Net income	$536.1	$325.6	$166.4

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling $40.3 million and $41.5 million at December 31, 2014 and 2013, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. Generally, such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE. As of December 31, 2014 and 2013, the Company’s carrying value in these investments is $1.0 billion and $1.3 billion, respectively.

8.   Other Real Estate Investments:

Preferred Equity Capital –

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. As of December 31, 2014, the Company’s net investment under the Preferred Equity program was $229.1 million relating to 443 properties, including 385 net leased properties. For the year ended December 31, 2014, the Company earned $37.2 million from its preferred equity investments, including $18.6 million in profit participation earned from six capital transactions. For the year ended December 31, 2013, the Company’s net investment under the Preferred Equity program was $236.9 million relating to 483 properties, including 392 net leased properties. For the year ended December 31, 2013, the Company earned $43.0 million from its preferred equity investments, including $20.8 million in profit participation earned from 16 capital transactions.

During 2013, the Company amended one of its Canadian preferred equity agreements to restructure its investment into a pari passu joint venture investment in which the Company holds a noncontrolling interest.  As a result of the amendment, the Company continues to account for this investment under the equity method of accounting and from the date of the amendment will include this investment in Investments and advances to real estate joint ventures within the Company’s Consolidated Balance Sheets.

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

During 2012, the Company amended one of its preferred equity agreements to restructure its investment into a pari passu joint venture investment in which the Company holds a noncontrolling interest. The Company will continue to account for this investment under the equity method of accounting and from the date of the amendment will include this investment in Investments and advances in real estate joint ventures within the Company’s Consolidated Balance Sheets.

Included in the capital transactions described above for the year ended December 31, 2012, is the sale of three preferred equity investments in which the Company had no investment and recognized promote income of $10.0 million. In connection with this transaction, the Company provided seller financing for $7.5 million, which bore interest at a rate of 7.0% and was paid off in October 2013.  The Company evaluated this transaction pursuant to the FASB’s real estate sales guidance and concluded that the criteria for sale recognition was met.

During 2007, the Company invested $81.7 million of preferred equity capital in an entity which was comprised of 403 net leased properties (“Net Leased Portfolio”) which consisted of 30 master leased pools with each pool leased to individual corporate operators. Each master leased pool is accounted for as a direct financing lease. These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores. As of December 31, 2014, the remaining 385 properties were encumbered by third party loans aggregating $317.8 million with interest rates ranging from 5.08% to 10.47% with a weighted-average interest rate of 9.2% and maturities ranging from one to nine years. The Company recognized $14.5 million, $13.2 million and $14.0 million in equity in income from this investment during the years ended December 31, 2014, 2013 and 2012, respectively.

The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital. As of December 31, 2014 and 2013, the Company’s invested capital in its preferred equity investments approximated $229.1 million and $236.9 million, respectively.

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2014	2013
Assets:
Real estate, net	$456.9	$571.7
Other assets	666.6	676.1
	$1,123.5	$1,247.8
Liabilities and Partners’/Members’ Capital:
Notes and mortgages payable	$767.6	$878.1
Other liabilities	21.6	26.1
Partners’/Members’ capital	334.3	343.6
	$1,123.5	$1,247.8

	Year Ended December 31,
	2014	2013	2012
Revenues from rental property	$146.0	$159.5	$195.0
Operating expenses	(47.0)	(34.8)	(44.7)
Interest expense	(47.1)	(55.2)	(72.0)
Depreciation and amortization	(19.2)	(24.0)	(33.7)
Impairment charges (a)	-	-	(2.7)
Other expense, net	(7.2)	(7.1)	(8.3)
Income from continuing operations	25.5	38.4	33.6
Discontinued Operations:
Gain on disposition of properties	31.5	20.8	17.5
Net income	$57.0	$59.2	$51.1

(a)	Represents an impairment charge against one master leased pool due to decline in fair market value.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Kimsouth -

Kimsouth Realty Inc. (“Kimsouth”) is a wholly-owned subsidiary of the Company that holds a 13.6% noncontrolling interest in a joint venture which owns a portion of Albertson’s Inc. During the year ended December 31, 2013, the Company funded an aggregate $70.8 million as its participation in a transaction with Supervalu, Inc. (“SVU”) through a consortium led by Cerberus Capital Management, L.P. (“Cerberus”). This investment included a contribution of $22.3 million to acquire 414 Albertsons locations from SVU through the Company’s existing joint venture in Albertsons. The Company recorded this additional investment in Other real estate investments on the Company’s Consolidated Balance Sheets and will continue to account for its investment in this joint venture under the equity method of accounting. During the years ended December 31, 2014 and 2013, the Company recorded equity losses from operations in this joint venture of $5.8 million and $16.5 million, respectively, which is included in Equity in income from other real estate investments, net on the Company’s Consolidated Statements of Income. As such, the Company’s investment in its Albertsons joint venture as of December 31, 2014 and 2013, was $0.0 million and $5.8 million, respectively. Also included in this $70.8 million aggregate funding is the Company’s contribution of $14.9 million to fund its 15% noncontrolling investment in NAI Group Holdings Inc., a C-corporation, to acquire four grocery banners (Shaw’s, Jewel-Osco, Acme and Star Market) totaling 456 locations from SVU. The Company recorded this investment in Other assets on the Company’s Consolidated Balance Sheets and accounts for this investment under the cost method of accounting. Additionally, as part of this overall funding, the Company acquired 8.2 million shares of SVU common stock for $33.6 million, which is recorded in Marketable securities on the Company’s Consolidated Balance Sheets.

During 2012, the Albertsons joint venture distributed $50.3 million of which the Company received $6.9 million, which was recognized as income from cash received in excess of the Company’s investment, before income tax, and is included in Equity in income from other real estate investments, net on the Company’s Consolidated Statements of Income.

In January 2015, the Company invested an additional $85.3 million of new equity in the Company’s Albertsons joint venture to facilitate the acquisition of Safeway Inc. by the Cerberus lead consortium. As a result, Kimco now holds a 9.8% ownership interest in the combined company which operates 2,230 stores across 34 states.

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

As of December 31, 2014, 19 of these properties were sold, whereby the proceeds from the sales were used to pay down $32.3 million in mortgage debt and the remaining 11 properties remain encumbered by third-party non-recourse debt of $11.2 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease.

As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease. Accordingly, this obligation has been offset against the related net rental receivable under the lease.

At December 31, 2014 and 2013, the Company’s net investment in the leveraged lease consisted of the following (in millions):

	2014	2013
Remaining net rentals	$8.3	$15.9
Estimated unguaranteed residual value	30.3	30.3
Non-recourse mortgage debt	(10.1)	(16.1)
Unearned and deferred income	(12.9)	(19.9)
Net investment in leveraged lease	$15.6	$10.2

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

9.   Variable Interest Entities:

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at December 31, 2014, is an entity that is a VIE, for which the Company is the primary beneficiary. This entity was established to develop real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership and management of the property. This entity was deemed a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest.

At December 31, 2014, total assets of this ground-up development VIE were $77.7 million and total liabilities were $0.1 million. The classification of these assets is primarily within Real estate under development in the Company’s Consolidated Balance Sheets and the classifications of liabilities are primarily within Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for this ground-up development VIE, aggregating $32.8 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to this VIE that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at December 31, 2014, is an unconsolidated joint venture, which holds a VIE for which the Company is not the primary beneficiary. This entity was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have a controlling financial interest.

The Company’s investment in this VIE was $35.1 million as of December 31, 2014, which is included in Investments and advances in real estate joint ventures in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $35.1 million, which primarily represents the Company’s current investment.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at December 31, 2014, is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to redevelop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as redevelopment costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2014, the Company’s investment in this VIE was a negative $9.9 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $9.9 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of redevelopment will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

10.  Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2014, see Financial Statement Schedule IV included in this annual report on Form 10-K.

The following table reconciles mortgage loans and other financing receivables from January 1, 2012 to December 31, 2014 (in thousands):

	2014	2013	2012
Balance at January 1	$30,243	$70,704	$102,972
Additions:
New mortgage loans	52,728	8,527	29,496
Additions under existing mortgage loans	-	7,810	895
Write-off of loan discounts	286	-	-
Foreign currency translation	-	-	1,181
Amortization of loan discounts	126	653	247
Deductions:
Loan repayments	(7,330)	(28,068)	(60,740)
Loan foreclosures	-	(25,572)	-
Charge off/foreign currency translation	(1,066)	(1,260)	(430)
Collections of principal	(972)	(2,529)	(2,861)
Amortization of loan costs	(2)	(22)	(56)
Balance at December 31	$74,013	$30,243	$70,704

The Company reviews payment status to identify performing versus non-performing loans. As of December 31, 2014, the Company had a total of 16 loans aggregating $74.0 million all of which were identified as performing loans.

During 2013, the Company foreclosed on two non-performing loans, in separate transactions, for an aggregate $25.6 million. As such, the Company acquired 59.24 acres of undeveloped land located in Westbrook, Maine (which was sold in 2014 at price which approximated its carrying value) and 427 acres of undeveloped land located in Brantford, Ontario, which was the collateral under each of the respective loans. The carrying values of the mortgage receivables did not exceed the fair values of the underlying collateral upon foreclosure.

11.  Marketable Securities:

The amortized cost and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2014 and 2013, are as follows (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains/Losses	Estimated Fair Value
Available-for-sale:
Equity securities	$41,462	$46,197	$87,659
Held-to-maturity:
Debt securities	2,576	(200)	2,376
Total marketable securities	$44,038	$45,997	$90,035

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Available-for-sale:
Equity securities	$33,728	$25,995	$59,723
Held-to-maturity:
Debt securities	3,043	59	3,102
Total marketable securities	$36,771	$26,054	$62,825

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2014, 2013 and 2012, the Company received $3.8 million, $26.4 million and $0.2 million in proceeds from the sale/redemption of certain marketable securities, respectively. In connection with these transactions, during 2014, 2013 and 2012 the Company recognized (i) gross realizable gains of $0.0 million, $12.1 million and $0.0 million, respectively, and (ii) gross realizable losses of $0.1 million, $0.0 million and $0.0 million, respectively.

As of December 31, 2014, the contractual maturities of debt securities classified as held-to-maturity are as follows: after one year through five years, $1.8 million; and after five years through 10 years, $0.8 million. Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

12.  Notes Payable:

As of December 31, 2014 and 2013 the Company’s Notes Payable consisted of the following (dollars in millions):

	Balance at 12/31/14	Interest Rate Range (Low)	Interest Rate Range (High)	Maturity Date Range (Low)	Maturity Date Range (High)
Senior Unsecured Notes	$1,540.9	3.13%	6.88%	Sep-2015	Jun-2023
Medium Term Notes	850.0	4.30%	5.78%	Feb-2015	Feb-2018
U.S. Term Loan (e)	400.0	(a)	(a)	Apr-2015	Apr-2015
Canadian Notes Payable	301.3	3.86%	5.99%	Apr-2018	Aug-2020
Credit Facility	100.0	(b)	(b)	Apr-2018	Apr-2018
	$3,192.2

	Balance at 12/31/13	Interest Rate Range (Low)	Interest Rate Range (High)	Maturity Date Range (Low)	Maturity Date Range (High)
Senior Unsecured Notes	$1,140.9	3.13%	6.88%	Jun-2014	Jun-2023
Medium Term Notes	1,044.6	4.30%	5.78%	Jun-2014	Feb-2018
U.S. Term Loan (d)	400.0	(a)	(a)	Apr-2014	Apr-2014
Canadian Notes Payable	329.5	3.86%	5.99%	Apr-2018	Aug-2020
Credit Facility	194.5	(a)	(a)	Oct-2015	Oct-2015
Mexican Term Loan	76.5	(c)	(c)	Mar-2018	Mar-2018
	$3,186.0

(a)     Interest rate is equal to LIBOR + 1.05% (1.21% and 1.22% at December 31, 2014 and 2013, respectively).

(b)     Interest rate is equal to LIBOR + .925% (1.09% at December 31, 2014).

(c)     Interest rate is equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35% (5.15% at December 31, 2013).

(d)     During January 2014, the Company exercised its one-year extension option to extend the maturity date to April 2015.

(e)     During January 2015, the Company repaid its $400.0 million term loan which was scheduled to mature in 2015 with a new $650.0 million unsecured term loan that bears interest at a rate equal to LIBOR + .95% and is scheduled to mature in 2017, with three one-year extensions at the Company’s discretion.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The weighted-average interest rate for all unsecured notes payable is 4.17% as of December 31, 2014. The scheduled maturities of all unsecured notes payable as of December 31, 2014, were as follows (in millions): 2015, $750.0; 2016, $300.0; 2017, $290.9; 2018, $529.1; 2019, $300.0 and thereafter, $1,022.2.

Senior Unsecured Notes / Medium Term Notes –

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

Interest on the Company’s fixed-rate senior unsecured notes and medium term notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

During April 2014, the Company issued $500.0 million of 7-year Senior Unsecured Notes at an interest rate of 3.20% payable semi-annually in arrears which are scheduled to mature in May 2021. The Company used the net proceeds from this issuance of $495.4 million, after deducting the underwriting discount and offering expenses, for general corporate purposes including reducing borrowings under the Company’s revolving credit facility and repayment of maturing debt. In connection with this issuance, the Company entered into a seventh supplemental indenture which, among other things, revised, for all securities created on or after the date of the seventh supplemental indenture, the definition of Unencumbered Total Asset Value, used to determine compliance with certain covenants within the indenture.

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

During the years ended December 31, 2014 and 2013, the Company repaid the following notes (dollars in millions):

Type	Date Issued	Amount Repaid	Interest Rate	Maturity Date	Date Paid
MTN	Jun-05	$194.6	4.82%	Jun-14	Jun-14
Senior Note	Oct-06	$100.0	5.95%	Jun-14	Jun-14
MTN	Oct-03	$100.0	5.19%	Oct-13	Oct-13
Senior Note	Oct-06	$75.0	4.70%	Jun-13	Jun-13
Senior Note	Oct-06	$100.0	6.125%	Jan-13	Jan-13

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Credit Facility –

During March 2014, the Company established a new $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2019. This Credit Facility replaced the Company’s then existing $1.75 billion unsecured revolving credit facility which was scheduled to mature in October 2015. The Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of December 31, 2014, the Credit Facility had a balance of $100.0 million outstanding and $1.0 million appropriated for letters of credit.

      U.S. Term Loan -

As of December 31, 2014, the Company had a $400.0 million unsecured term loan with a consortium of banks, which accrued interest at LIBOR plus 105 basis points. This term loan was scheduled to mature in April 2014, with three additional one-year options to extend the maturity date, at the Company’s discretion, to April 17, 2017.  During January 2014, the Company exercised the first of its one-year extension options to extend the maturity date to April 17, 2015. During January 2015, the Company entered into a new $650.0 million unsecured term loan credit facility which is scheduled to mature in January 2017, with three one-year extension options at the Company’s discretion, and accrues interest at a spread (currently 0.95%) to LIBOR or at the Company’s option at a base rate as defined per the agreement. The proceeds from the new term loan were used to repay the $400.0 million term loan and general corporate purposes. Pursuant to the terms of both the new term loan credit agreement and the prior term loan credit agreement, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios.

     Mexican Term Loan -

During March 2013, the Company entered into a five year 1.0 billion Mexican peso term loan which was scheduled to mature in March 2018. This term loan bore interest at a rate equal to TIIE (Equilibrium Interbank Interest Rate) plus 1.35%. The Company had the option to swap this rate to a fixed rate at any time during the term of the loan.  The Company used these proceeds to repay its 1.0 billion MXN term loan, which matured in March 2013 and bore interest at a fixed rate of 8.58%. This 1.0 billion MXN term loan (USD $76.3 million) was fully repaid during September 2014.

13.  Mortgages Payable:

During 2014, the Company (i) assumed $742.0 million of individual non-recourse mortgage debt relating to the acquisition of 53 operating properties, including an increase of $39.4 million associated with fair value debt adjustments (ii) paid off $328.0 million of mortgage debt that encumbered 21 operating properties and (iii) obtained $15.7 million of individual non-recourse debt relating to one operating property.

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

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest, which mature at various dates through 2035. Interest rates range from LIBOR (0.08% as of December 31, 2014) to 9.75% (weighted-average interest rate of 5.58% as of December 31, 2014). The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of $40.1 million, as of December 31, 2014, were as follows (in millions): 2015, $157.2; 2016, $363.4; 2017, $457.6; 2018, $73.1; 2019, $10.0 and thereafter, $326.7.

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

The following Units have been redeemed for cash as of December 31, 2014:

Type	Units Redeemed	Par Value Redeemed (in millions)
Preferred A Units	2,200,000	$2.2
Class A Preferred Units	2,000	$20.0
Class B-1 Preferred Units	2,438	$24.4
Class B-2 Preferred Units	5,576	$55.8
Class C DownReit Units	61,804	$1.9

Noncontrolling interest relating to the remaining units was $111.6 million and $111.4 million as of December 31, 2014 and 2013, respectively.

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

During 2012, all 13,963 Class A Units were redeemed by the holder in cash. Additionally, during 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed and at the Company's option settled in cash. As of December 31, 2014 and 2013, noncontrolling interest relating to the remaining Class B Units was $26.4 million.

Noncontrolling interests also includes 138,015 convertible units issued during 2006 by the Company, which were valued at $5.3 million, including a fair market value adjustment of $0.3 million, related to an interest acquired in an office building located in Albany, NY. These units are currently redeemable at the option of the holder for cash or at the option of the Company for the Company’s common stock at a ratio of 1:1. The holder is entitled to a distribution equal to the dividend rate of the Company’s common stock. The Company is restricted from disposing of these assets, other than through a tax free transaction, until January 2017.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Balance at January 1,	$86,153	$81,076
Issuance of redeemable partnership interests (1) (2)	4,943	5,223
Unit redemptions	-	-
Fair market value adjustment, net	225	(225)
Other	159	79
Balance at December 31,	$91,480	$86,153

(1) During the year ended December 31, 2014, the Company acquired a 65.4% controlling ownership interest in an operating property and the seller retained a 34.6% noncontrolling interest in the property. The partner has the ability to put its partnership interest to the Company at any time after March 2015. As such, the Company has recorded the partners’ share of the property’s fair value of $4.9 million as Redeemable noncontrolling interests

(2) During the year ended December 31, 2013, the Company issued 5,223 redeemable units valued at $5.2 million relating to the acquisition of an operating property. These units are redeemable at the option of the holder after one year from issuance and earn a yield of 6% per annum.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,
	2014		2013
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Marketable Securities (1)	$90,235	$90,035	$62,766	$62,824
Notes Payable (2)	$3,192,167	$3,334,361	$3,186,047	$3,333,614
Mortgages Payable (3)	$1,428,131	$1,485,041	$1,035,354	$1,083,801

(1) As of December 31, 2014 and 2013, the Company determined that $87.7 million and $59.7 million respectively, of the Marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $2.3 million and $3.1 million, respectively, were classified within Level 3 of the fair value hierarchy.

(2) The Company determined that its valuation of these Notes Payable was classified within Level 2 of the fair value hierarchy.

(3) The Company determined that its valuation of these Mortgages Payable was classified within Level 3 of the fair value hierarchy.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets measured at fair value on a recurring basis at December 31, 2014 and 2013 (in thousands):

	Balance at December 31, 2014	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$87,659	$87,659	$-	$-
Liabilities:
Interest rate swaps	$1,404	$-	$1,404	$-

	Balance at December 31, 2013	Level 1	Level 2	Level 3

Marketable equity securities	$59,723	$59,723	$-	$-

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Assets measured at fair value on a non-recurring basis at December 31, 2014 and 2013 are as follows (in thousands):

	Balance at December 31, 2014	Level 1	Level 2	Level 3

Real estate	$80,270	$-	$-	$80,270

	Balance at December 31, 2013	Level 1	Level 2	Level 3

Real estate	$217,529	$-	$-	$217,529
Joint venture investments	$59,693	$-	$-	$59,693
Other real estate investments	$2,050	$-	$-	$2,050
Cost method investment	$4,670	$-	$-	$4,670

During the year ended December 31, 2014, the Company recognized impairment charges of $217.8 million, of which $178.0 million, before income tax benefits of $1.7 million, is included in discontinued operations. These impairment charges consist of (i) $118.4 million related to adjustments to property carrying values, (ii) the release of cumulative foreign currency translation loss of $92.9 million relating to the substantial liquidation of the Company’s investment in Mexico, (iii) $4.8 million related to a cost method investment and (iv) $1.6 million related to a preferred equity investment. During the year ended December 31, 2013, the Company recognized impairment charges of $190.2 million, of which $158.0 million, before income taxes, is included in discontinued operations. These impairment charges consist of (i) $175.6 million related to adjustments to property carrying values, (ii) $10.4 million related to a cost method investment, (iii) $1.0 million related to certain joint venture investments and (iv) $3.2 million related to a preferred equity investment.

The adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. During the second quarter ended June 30, 2014, the Company implemented a plan to accelerate its disposition of certain U.S. non-strategic properties. This plan effectively shortened the Company’s anticipated hold period for these properties and as a result the Company recognized impairment charges on certain operating properties.

The Company’s estimated fair values for the year ended December 31, 2014, as it relates to property carrying values were primarily based upon (i) estimated sales prices from third party offers based on signed contracts or letters of intent (this method was used to determine $88.2 million of the $118.4 million in impairments recognized during the year ended December 31, 2014), for which the Company does not have access to the unobservable inputs used to determine these estimated fair values, and (ii) discounted cash flow models (this method was used to determine $30.2 million of the $118.4 million in impairments recognized during the year ended December 31, 2014). The discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and expectations for growth. The capitalization rates primarily ranging from 7.0% to 12.5% and discount rates primarily ranging from 7.5% to 13.5% which were utilized in the models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for each respective investments.

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

16.  Preferred Stock, Common Stock and Convertible Unit Transactions –

Preferred Stock –

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share information and par values):

As of December 31, 2014 and 2013
Series of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Dividend Rate	Annual Dividend per Depositary Share	Par Value
Series H	70,000	70,000	$175,000	6.90%	$1.72500	$1.00
Series I	18,400	16,000	400,000	6.00%	$1.50000	$1.00
Series J	9,000	9,000	225,000	5.50%	$1.37500	$1.00
Series K	8,050	7,000	175,000	5.625%	$1.40625	$1.00
	105,450	102,000	$975,000

Series of Preferred Stock	Date Issued	Depositary Shares Issued	Fractional Interest per Share	Net Proceeds, After Expenses (in millions)	Offering/ Redemption Price	Optional Redemption Date

Series H (1)	8/30/2010	7,000,000	1/100	$169.2	$25.00	8/30/2015
Series I (2)	3/20/2012	16,000,000	1/1000	$387.2	$25.00	3/20/2017
Series J (3)	7/25/2012	9,000,000	1/1000	$217.8	$25.00	7/25/2017
Series K (4)	12/7/2012	7,000,000	1/1000	$169.1	$25.00	12/7/2017

(1)	The net proceeds received from this offering were used to repay $150.0 million in mortgages payable and for general corporate purposes.
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

Common Stock –

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These share repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During 2014, 2013 and 2012, the Company repurchased 128,147 shares, 144,727 shares and 106,010 shares respectively, in connection with common shares surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. In addition, during the year ended December 31, 2012, the Company repurchased 1,635,823 shares of the Company’s common stock for $30.9 million, of which $22.6 million was provided to the Company from stock options exercised.

Convertible Units –

The Company has various types of convertible units that were issued in connection with the purchase of operating properties (see footnote 14). The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2014, is $41.0 million. The Company has the option to settle such redemption in cash or shares of the Company’s common stock. If the Company exercised its right to settle in Common Stock, the unit holders would receive 1.6 million shares of Common Stock.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

17.  Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Acquisition of real estate interests by assumption of mortgage debt	$210,232	$76,477	$179,198
Acquisition of real estate interests through foreclosure	$-	$24,322	$-
Acquisition of real estate interests by issuance of redeemable units/partnership interests	$8,219	$3,985	$-
Acquisition of real estate interests through proceeds held in escrow	$179,387	$42,892	$-
Proceeds held in escrow through sale of real estate interests	$197,270	$-	$-
Disposition of real estate interest by assignment of mortgage debt	$-	$-	$17,083
Disposition of real estate through the issuance of mortgage receivable	$2,728	$3,513	$13,475
Investment in real estate joint venture through contribution of real estate	$35,080	$-	$-
Decrease of noncontrolling interests through sale of real estate	$17,650	$-	$-
Issuance of common stock	$14,047	$9,213	$18,115
Surrender of common stock	$(4,051)	$(3,891)	$(2,073)
Declaration of dividends paid in succeeding period	$111,143	$104,496	$96,518
Consolidation of Joint Ventures:
Increase in real estate and other assets	$687,538	$228,200	$-
Increase in mortgage payable	$492,318	$206,489	$-

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

Ripco Real Estate Corp. (“Ripco”) business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohls and many others, providing real estate brokerage services and principal real estate investing. Mr. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Mr. Milton Cooper, Executive Chairman of the Board of Directors of the Company. During 2014, 2013 and 2012, the Company paid brokerage commissions of $0.3 million, $0.6 million and $0.8 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company. The Company believes that the brokerage commissions paid were at or below the customary rates for such leasing services.

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

ProHEALTH is a multi-specialty physician group practice offering one-stop health care. ProHEALTH’s CEO, Dr. David Cooper, M.D. is a son of Milton Cooper, Executive Chairman of the Company.  ProHEALTH and or its affiliates (“ProHEALTH”) have leasing arrangements with the Company whereby four property locations are currently under lease.  Total annual base rent for properties leased to ProHEALTH for the years ended December 31, 2014, 2013 and 2012 aggregated $0.7 million, $0.1 and $0.1 million, respectively.  The Company determined that the leasing terms for these leases are consistent with fair market rental values and that the transactions, taken as a whole, are no less favorable to the Company than terms available to an unaffiliated third party under similar circumstances.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

19.  Commitments and Contingencies:

Operations -

The Company and its subsidiaries are primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2095. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels and percentage rents comprised 99% of total revenues from rental property for each of the three years ended December 31, 2014, 2013 and 2012.

The future minimum revenues from rental property under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2015, $749.5; 2016, $683.6; 2017, $589.6; 2018, $490.1; 2019, $402.1 and thereafter; $1,849.2.

Base rental revenues from rental property are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis before allowances for the years ended December 31, 2014, 2013 and 2012 was $8.4 million, $4.8 million and $6.2 million, respectively.

Minimum rental payments under the terms of all non-cancelable operating leases pertaining to the Company’s shopping center portfolio for future years are as follows (in millions): 2015, $13.2; 2016, $12.5; 2017, $11.6; 2018, $10.3; 2019, $10.4 and thereafter, $164.8.

Guarantees –

On a select basis, the Company had provided guarantees on interest bearing debt held within real estate joint ventures. The Company is often provided with a back-stop guarantee from its partners. The Company had the following outstanding guarantees as of December 31, 2014 (amounts in millions):

Name of Joint Venture	Amount of Guarantee	Interest rate	Maturity, with extensions	Terms	Type of debt
InTown Suites Management, Inc.	$139.7	LIBOR plus 1.15%	2015	(1)	Unsecured credit facility
Victoriaville	$2.1	3.92%	2020	Jointly and severally with partner	Promissory note
Anthem K -12, LP	$42.2	Various (2)	Various (2)	Jointly and severally with partner	Promissory notes

(1)

During June 2013, the Company sold its unconsolidated investment in the InTown portfolio for a sales price of $735.0 million which included the assignment of $609.2 million in debt. This transaction resulted in a deferred gain to the Company of $21.7 million. The Company continues to maintain its guarantee of a portion of the debt assumed by the buyer ($139.7 million as of December 31, 2014). The guarantee is collateralized by the buyer’s ownership interest in the portfolio. Additionally, the Company has entered into a commitment to provide financing up to the outstanding amount of the guaranteed portion of the loan for five years past the date of maturity. This commitment can be in the form of extensions with the current lender or a new lender or financing directly from the Company to the buyer. On February 24, 2015, the outstanding debt balance of $139.7 million was fully repaid and as such, the Company was relieved of its related commitments and guarantee. As a result, the Company will recognize the deferred gain of $21.7 million during the first quarter of 2015.

(2)	As of December 31, 2014, the interest rates range from 3.62% to 4.97% and maturity dates with extensions range from 2015 to 2022.

The Company evaluated these guarantees in connection with the provisions of the FASB’s Guarantees guidance and determined that the impact did not have a material effect on the Company’s financial position or results of operations.

Letters of Credit -

The Company has issued letters of credit in connection with the completion and repayment guarantees for loans encumbering certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2014, these letters of credit aggregated $24.9 million.

Other -

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2014, there were $22.0 million in performance and surety bonds outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company as of December 31, 2014.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula.  The assumption for expected volatility has a significant effect on the grant date fair value.  Volatility is determined based on the historical equity of common stock for the most recent historical period equal to the expected term of the options plus an implied volatility measure.  The expected term is determined using the simplified method due to the lack of exercise and cancelation history for the current vesting terms. During 2014, the Company did not grant any stock options. The more significant assumptions underlying the determination of fair values for options granted during 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
Weighted average fair value of options granted	$5.04	$4.52
Weighted average risk-free interest rates	1.46%	1.04%
Weighted average expected option lives (in years)	6.25	6.25
Weighted average expected volatility	35.95%	37.53%
Weighted average expected dividend yield	3.85%	3.94%

Information with respect to stock options under the Plan for the years ended December 31, 2014, 2013, and 2012 are as follows:

	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2012	17,110,592	$28.14	$8.0
Exercised	(1,495,432)	$19.84
Granted	1,522,450	$18.78
Forfeited	(579,613)	$28.73
Options outstanding, December 31, 2012	16,557,997	$28.42	$14.9
Exercised	(1,636,300)	$23.15
Granted	1,354,250	$21.55
Forfeited	(901,802)	$31.38
Options outstanding, December 31, 2013	15,374,145	$28.79	$13.1
Exercised	(1,474,432)	$16.19
Forfeited	(2,005,952)	$28.68
Options outstanding, December 31, 2014	11,893,761	$30.23	$29.8
Options exercisable (fully vested)-
December 31, 2012	12,830,255	$31.57	$7.7
December 31, 2013	12,039,439	$31.24	$8.2
December 31, 2014	10,159,570	$31.96	$19.9

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The exercise prices for options outstanding as of December 31, 2014, range from $11.54 to $53.14 per share. The Company estimates forfeitures based on historical data. The weighted-average remaining contractual life for options outstanding as of December 31, 2014, was 3.9 years. The weighted-average remaining contractual term of options currently exercisable as of December 31, 2014, was 3.4 years. Options to purchase 9,251,021, 8,049,534 and 8,871,495, shares of the Company’s common stock were available for issuance under the Plan at December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the Company had 1,734,191 options expected to vest, with a weighted-average exercise price per share of $20.11 and an aggregate intrinsic value of $9.9 million.

Cash received from options exercised under the Plan was $23.9 million, $30.2 million and $22.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised during 2014, 2013 and 2012, was $9.4 million, $7.6 million, and $7.0 million, respectively.

As of December 31, 2014, 2013 and 2012, the Company had restricted shares outstanding of 1,911,145, 1,591,082 and 1,562,912, respectively. Information with respect to restricted stock under the Plan for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012

Restricted stock outstanding as of January 1,	1,591,082	1,562,912	832,726
Granted	804,465	549,263	1,093,423
Vested	(418,309)	(430,378)	(357,987)
Forfeited	(66,093)	(90,715)	(5,250)
Restricted stock outstanding as of December 31,	1,911,145	1,591,082	1,562,912

As of December 31, 2014, 2013 and 2012, the Company had performance share awards outstanding of 171,400, 185,200 and 197,700, respectively. The more significant assumptions underlying the determination of fair values for these awards granted during 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Stock price	$21.49	$21.54	$18.78
Dividend yield	0%	0%	0%
Risk-free rate	0.65%	0.14%	0.16%
Volatility	25.93%	16.90%	38.31%
Term of the award (years)	0.88, 1.88, 2.88	0.88	0.87

The Company recognized expense associated with its equity awards of $17.9 million, $18.9 million and $17.9 million, for the years ended December 31, 2014, 2013 and 2012, respectively.  As of December 31, 2014, the Company had $25.7 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of 3.0 years.

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation (capped at $170,000 per the plan), is fully vested and funded as of December 31, 2014. The Company’s contributions to the plan were $2.2 million, $2.1 million, and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company recognized severance costs associated with employee terminations during the years ended December 31, 2014, 2013 and 2012 of $6.3 million, $4.3 million and $5.8 million, respectively.

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

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014 (Estimated)	2013 (Actual)	2012 (Actual)
GAAP net income attributable to the Company	$424,001	$236,281	$266,073
Less: GAAP net income of taxable REIT subsidiaries	(13,110)	(5,950)	(5,249)
GAAP net income from REIT operations (a)	410,891	230,331	260,824
Net book depreciation in excess of tax depreciation	39,620	32,906	37,492
Capitalized leasing/legal commissions	(13,576)	-	(12,986)
Deferred/prepaid/above and below market rents, net	(20,487)	(11,985)	(16,050)
Fair market value debt amortization	(7,419)	(3,510)	(2,977)
Accounts receivable reserve	(681)	(3,047)	(741)
Restricted stock	(1,078)	(2,247)	(200)
Book/tax differences from non-qualified stock options	(5,144)	(255)	1,774
Book/tax differences from investments in real estate joint ventures	33,268	(11,928)	60,441
Book/tax difference on sale of property	(152,613)	36,896	(77,853)
Foreign income tax from Mexico capital gains	(17,387)	(31,130)	-
Cumulative foreign currency translation adjustment & deferred tax adjustment	145,608	5,095	-
Book adjustment to property carrying values and marketable equity securities	93,956	22,811	2,656
Taxable currency exchange (loss)/gain, net	(73,138)	(25,958)	(2,620)
Book/tax differences on capitalized costs	5,498	4,607	5,781
Repair regulation deduction	(95,033)	-	-
Dividends from taxable REIT subsidiaries	66,745	2,980	2,304
GAAP change in control gain	(107,235)	9,147	(15,555)
Other book/tax differences, net	(1,052)	(4,822)	502
Adjusted REIT taxable income	$300,743	$249,891	$242,792

Certain amounts in the prior periods have been reclassified to conform to the current year presentation, in the table above.

(a)  All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to noncontrolling interest and taxable REIT subsidiaries.

Cash Dividends Paid and Dividends Paid Deductions (in thousands):

For the years ended December 31, 2014, 2013 and 2012 cash dividends paid exceeded the dividends paid deduction and amounted to $427,873, $400,354, and $382,722, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Characterization of Distributions:

The following characterizes distributions paid for the years ended December 31, 2014, 2013 and 2012, (in thousands):

	2014		2013		2012
Preferred F Dividends
Ordinary income	$-	-%	$-	-%	$9,116	94%
Capital gain	-	-%	-	-%	582	6%
	$-	-%	$-	-%	$9,698	100%
Preferred G Dividends
Ordinary income	$-	-%	$-	-%	$33,046	94%
Capital gain	-	-%	-	-%	2,109	6%
	$-	-%	$-	-%	$35,155	100%
Preferred H Dividends
Ordinary income	$6,762	56%	$8,694	72%	$11,351	94%
Capital gain	5,313	44%	3,381	28%	725	6%
	$12,075	100%	$12,075	100%	$12,076	100%
Preferred I Dividends
Ordinary income	$13,440	56%	$17,280	72%	$12,847	94%
Capital gain	10,560	44%	6,720	28%	820	6%
	$24,000	100%	$24,000	100%	$13,667	100%
Preferred J Dividends
Ordinary income	$6,930	56%	$8,910	72%	$2,585	94%
Capital gain	5,445	44%	3,465	28%	165	6%
	$12,375	100%	$12,375	100%	$2,750	100%
Preferred K Dividends
Ordinary income	$5,513	56%	$6,064	72%	$-	-%
Capital gain	4,331	44%	2,358	28%	-	-%
	$9,844	100%	$8,422	100%	$-	-%
Common Dividends
Ordinary income	$133,048	36%	$158,001	46%	$222,751	72%
Capital Gain	103,483	28%	61,827	18%	15,469	5%
Return of capital	133,048	36%	123,654	36%	71,156	23%
	$369,579	100%	$343,482	100%	$309,376	100%
Total dividends distributed	$427,873		$400,354		$382,722

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company is subject to taxes on its activities in Canada, Mexico, and Chile. In general, under local country law applicable to the structures the Company has in place and applicable treaties, the repatriation of cash to the Company from its subsidiaries and joint ventures in Canada and Mexico generally are not subject to withholding tax. The Company does not anticipate the need to repatriate foreign funds from Chile to provide for its cash flow needs in the U.S. and, as such, no significant withholding or transaction taxes are expected in the foreseeable future. The Company will be subject to withholding taxes in Chile on the distribution of any proceeds from sale transactions. The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s U.S. taxable REIT subsidiaries. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

Income taxes have been provided for on the asset and liability method as required by the FASB’s Income Tax guidance. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities.

The Company’s pre-tax book income/(loss) and (provision)/benefit for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2014, 2013, and 2012, are summarized as follows (in thousands):

	2014	2013	2012
Income/(loss) before income taxes – U.S.	$22,176	$(4,849)	$8,390
(Provision)/benefit for income taxes, net:
Federal :
Current	(522)	(1,647)	(503)
Deferred	(7,156)	9,725	(535)
Federal tax (provision)/benefit	(7,678)	8,078	(1,038)
State and local:
Current	(165)	1,159	(1,543)
Deferred	(1,223)	1,562	(560)
State tax (provision)/benefit	(1,388)	2,721	(2,103)
Total tax (provision)/benefit – U.S.	(9,066)	10,799	(3,141)
Net income from U.S. taxable REIT subsidiaries	$13,110	$5,950	$5,249

Income before taxes – Non-U.S.	$116,184	$188,215	$33,842
(Provision)/benefit for Non-U.S. income taxes:
Current	$(18,131)	$(30,102)	$5,790
Deferred	(6,749)	2,045	1,239
Non-U.S. tax (provision)/benefit	$(24,880)	$(28,057)	$7,029

The Company’s deferred tax assets and liabilities at December 31, 2014 and 2013, were as follows (in thousands):

	2014	2013
Deferred tax assets:
Tax/GAAP basis differences	$68,702	$50,133
Net operating losses	51,142	72,716
Related party deferred losses	3,843	6,214
Tax credit carryforwards	3,899	3,773
Capital loss carryforwards	3,995	3,867
Charitable contribution carryforwards	11	-
Non-U.S. tax/GAAP basis differences	10,566	50,920
Valuation allowance – U.S.	(25,045)	(25,045)
Valuation allowance – Non-U.S.	(9,257)	(38,667)
Total deferred tax assets	107,856	123,911
Deferred tax liabilities – U.S.	(25,503)	(21,302)
Deferred tax liabilities – Non-U.S.	(6,812)	(11,367)
Net deferred tax assets	$75,541	$91,242

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2014, the Company had net deferred tax assets of $75.5 million comprised of (i) $43.2 million relating to the difference between the basis of accounting for federal and state income tax reporting and GAAP reporting for real estate assets, joint ventures, and other investments, net of $25.5 million of deferred tax liabilities, (ii) $19.8 million and $6.3 million for the tax effect of net operating loss carryovers within KRS and FNC, respectively, net of a valuation allowance within FNC of $25.0 million, (iii) $3.8 million for losses deferred for federal and state income tax purposes for transactions with related parties, (iv) $3.9 million for tax credit carryovers, (v) $4.0 million for capital loss carryovers, and (vi) $1.3 million of deferred tax assets related to its investments in Canada and Latin America, net of a valuation allowance of $9.3 million and deferred tax liabilities of $6.8 million. General business tax credit carryovers of $1.5 million within KRS expire during taxable years from 2027 through 2033, and alternative minimum tax credit carryovers of $2.4 million do not expire.

The major differences between GAAP basis of accounting and the basis of accounting used for federal and state income tax reporting consist of impairment charges recorded for GAAP, but not recognized for tax purposes, depreciation and amortization, rental revenue recognized on the straight line method for GAAP, reserves for doubtful accounts, and the period in which certain gains were recognized for tax purposes, but not yet recognized under GAAP. The Company had foreign net deferred tax liabilities of $5.5 million, related to its operations in Canada and Latin America, which consists primarily of differences between the GAAP book basis and the basis of accounting applicable to the jurisdictions in which the Company is subject to tax.

Deferred tax assets and deferred tax liabilities are included in the caption Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2014 and 2013. Operating losses and the valuation allowance are related primarily to the Company’s consolidation of its taxable REIT subsidiaries for accounting and reporting purposes. For the year ended December 31, 2014, KRS produced $27.4 million of taxable income and utilized $27.4 million of its $72.8 million net operating loss carryovers. For the year ended December 31, 2013, KRS produced $64.3 million of net operating loss carryovers which expire in 2033 and $10.0 million of capital loss carryforwards that expire in 2018. At December 31, 2014 and 2013, FNC had $94.4 million and $108.4 million, respectively, of net operating loss carryovers which expire from 2021 through 2024.

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

The Company’s investments in Latin America are made through individual entities which are subject to local taxes. The Company assesses each entity to determine if deferred tax assets are more likely than not realizable. This assessment primarily includes an analysis of cumulative earnings and the determination of future earnings to the extent necessary to fully realize the individual deferred tax asset. Based on this analysis the Company has determined that a full valuation allowance is required for entities which have a three-year cumulative book loss and for which future earnings are not readily determinable. In addition, the Company has determined that no valuation allowance is needed for entities that have three-years of cumulative book income and future earnings are anticipated to be sufficient to more likely than not realize their deferred tax assets. At December 31, 2014, the Company had total deferred tax assets of $9.5 million relating to its Latin American investments with an aggregate valuation allowance of $9.3 million.

The Company’s deferred tax assets in Canada result principally from depreciation deducted under GAAP that exceed capital cost allowances claimed under Canadian tax rules. The deferred tax asset will naturally reverse upon disposition as tax basis will be greater than the basis of the assets under generally accepted accounting principles.

As of December 31, 2014, the Company determined that no valuation allowance was needed against a $65.5 million net deferred tax asset within KRS. The Company based its determination on an analysis of both positive evidence and negative evidence using its judgment as to the relative weight of each. The Company believes, when evaluating KRS’s deferred tax assets, special consideration should be given to the unique relationship between the Company as a REIT and KRS as a taxable REIT subsidiary. This relationship exists primarily to protect the REIT’s qualification under the Code by permitting, within certain limits, the REIT to engage in certain business activities in which the REIT cannot directly participate. As such, the REIT controls which and when investments are held in, or distributed or sold from, KRS. This relationship distinguishes a REIT and taxable REIT subsidiary from an enterprise that operates as a single, consolidated corporate taxpayer. The Company will continue through this structure to operate certain business activities in KRS.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s analysis of KRS’s ability to utilize its deferred tax assets includes an estimate of future projected income. To determine future projected income, the Company scheduled KRS’s pre-tax book income and taxable income over a twenty year period taking into account its continuing operations (“Core Earnings”). Core Earnings consist of estimated net operating income for properties currently in service and generating rental income. Major lease turnover is not expected in these properties as these properties were generally constructed and leased within the past seven years. The Company can employ strategies to realize KRS’s deferred tax assets including transferring its property management business or selling certain built-in gain assets.

The Company’s projection of KRS’s future taxable income over twenty years, utilizing the assumptions above with respect to Core Earnings, net of related expenses, generates sufficient taxable income to absorb a reversal of the Company’s deductible temporary differences, including net operating loss carryovers. Based on this analysis, the Company concluded it is more likely than not that KRS’s net deferred tax asset of $65.5 million (excluding net deferred tax assets of FNC discussed above) will be realized and therefore, no valuation allowance is needed at December 31, 2014. If future income projections do not occur as forecasted or the Company incurs additional impairment losses in excess of the amount Core Earnings can absorb, the Company will reconsider the need for a valuation allowance.

Provision/(benefit) differ from the amounts computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

	2014	2013	2012
Federal provision/(benefit) at statutory tax rate (35%)	$7,762	$(1,697)	$2,936
State and local provision/(benefit), net of federal benefit	1,304	(205)	230
Acquisition of FNC	-	(9,126)	-
Other	-	229	(25)
Total tax provision/(benefit) – U.S.	$9,066	$(10,799)	$3,141

Uncertain Tax Positions:

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico.  The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities.  The Company is currently under audit by the Canadian Revenue Agency, Mexican Tax Authority and the U.S. Internal Revenue Service (“IRS”).  In October 2011, the IRS issued a notice of proposed adjustment, which proposes pursuant to Section 482 of the Code, to disallow a capital loss claimed by KRS on the disposition of common shares of Valad Property Ltd., an Australian publicly listed company.  Because the adjustment is being made pursuant to Section 482 of the Code, the IRS believes it can assert a 100 percent “penalty” tax pursuant to Section 857(b)(7) of the Code and disallow the capital loss deduction. The notice of proposed adjustment indicates the IRS’ intention to impose the 100 percent “penalty” tax on the Company in the amount of $40.9 million and disallowing the capital loss claimed by KRS.  The Company and its outside counsel have considered the IRS' assessment and believe that there is sufficient documentation establishing a valid business purpose for the transfer, including recent case history showing support for similar positions. Accordingly, the Company strongly disagrees with the IRS’ position on the application of Section 482 of the Code to the disposition of the shares, the imposition of the 100 percent penalty tax and the simultaneous assertion of the penalty tax and disallowance of the capital loss deduction. The Company received a Notice of Proposed Assessment and filed a written protest and requested an IRS Appeals Office conference. An appeals hearing was attended by Management and its attorneys, the IRS Compliance Group and an IRS Appeals Officer in November, 2014, at which time IRS Compliance presented arguments in support of their position, as noted herein. Management and its attorneys presented rebuttal arguments in support of its position. The matter is currently under consideration by the Appeals Officer.  The Company intends to vigorously defend its position in this matter and believes it will prevail.

Resolutions of these audits are not expected to have a material effect on the Company’s financial statements. During 2013, the Company early adopted ASU 2013-11 prospectively and reclassified a portion of its reserve for uncertain tax positions. The reserve for uncertain tax positions included amounts related to the Company’s Canadian operations. The Company has unrecognized tax benefits reported as deferred tax assets and are available to settle adjustments made with respect to the Company’s uncertain tax positions in Canada. The Company reduced its reserve for uncertain tax positions by $12.3 million associated with its Canadian operations and reduced its deferred tax assets in accordance with ASU 2013-11. The Company does not believe that the total amount of unrecognized tax benefits as of December 31, 2014, will significantly increase or decrease within the next 12 months. As of December 31, 2014, the Company’s Canadian uncertain tax positions, which reduce its deferred tax assets, aggregated $10.4 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The liability for uncertain tax benefits principally consists of estimated foreign, federal and state income tax liabilities in years for which the statute of limitations is open. Open years range from 2008 through 2014 and vary by jurisdiction and issue. The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Balance, beginning of year	$4,590	$16,890
Increases for tax positions related to current year	59	15
Reduction due to adoption of ASU 2013-11(a)	-	(12,315)
Balance, end of year	$4,649	$4,590

(a) This amount was reclassified against the related deferred tax asset relating to the Company’s early adoption of ASU 2013-11 as discussed above.

22. Accumulated Other Comprehensive Income

The following table displays the change in the components of AOCI for the year ended December 31, 2014 and 2013:

	Foreign Currency Translation Adjustments		Unrealized Gains on Available-for- Sale Investments		Total
Balance as of January 1, 2013	$(85,404)		$19,222		$(66,182)
Other comprehensive income before reclassifications	(10,668)		16,205		5,537
Amounts reclassified from AOCI	5,095	(a)	(9,432)	(b)	(4,337)
Net current-period other comprehensive income	(5,573)		6,773		1,200
Balance as of December 31, 2013	$(90,977)		$25,995		$(64,982)

(a)     Amounts were reclassified to Impairment/loss on operating properties sold, net of tax, within Discontinued operations on the Company’s Consolidated Statements of Income, as a result of the full liquidation of the Company’s investment in Brazil.

(b)     Amounts were reclassified to Interest, dividends and other investment income on the Company’s Consolidated Statements of Income.

	Foreign Currency Translation Adjustments		Unrealized Gains on Available-for- Sale Investments	Unrealized Gain/(Loss) on Interest Rate Swaps	Total
Balance as of January 1, 2014	$(90,977)		$25,995	$-	$(64,982)
Other comprehensive income before reclassifications	(43,045)		20,202	(1,404)	(24,247)
Amounts reclassified from AOCI	134,351	(c)	-	-	134,351
Net current-period other comprehensive income	91,306		20,202	(1,404)	110,104
Balance as of December 31, 2014	$329		$46,197	$(1,404)	$45,122

(c)     During 2014, the Company recognized a cumulative foreign currency translation loss as a result of the substantial liquidation of the Company’s investment in Mexico and Peru. Amounts were reclassified on the Company’s Consolidated Statements of Income as follows (i) $92.9 million of loss was reclassified to Impairment/loss on operating properties sold, net of tax, within Discontinued operations (ii) $47.3 million of loss was reclassified to Equity in income of joint ventures, net and (iii) $5.8 million of a loss was reclassified to Net income attributable to noncontrolling interest.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

At December 31, 2014, the Company had a net $0.3 million, of unrealized cumulative foreign currency translation adjustment (“CTA”) gains relating to its foreign entity investments in Canada and Chile. The CTA is comprised of $15.2 million of unrealized gains relating to its Canadian investments and $14.9 million of unrealized losses relating to its Chilean investment. CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio and as such, the Company may, in the near term, substantially liquidate its remaining investment in Chile, which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings.

23.  Supplemental Financial Information:

The following represents the results of income, expressed in thousands except per share amounts, for each quarter during the years 2014 and 2013:

	2014 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues from rental properties (1)	$219,152	$237,432	$246,555	$255,749
Net income attributable to the Company	$87,000	$89,512	$194,708	$52,781

Net income per common share:
Basic	$0.18	$0.18	$0.44	$0.09
Diluted	$0.18	$0.18	$0.44	$0.09

	2013 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues from rental properties (1)	$199,467	$203,080	$205,300	$217,363
Net income attributable to the Company	$67,770	$51,139	$55,763	$61,609

Net income per common share:
Basic	$0.13	$0.09	$0.10	$0.11
Diluted	$0.13	$0.09	$0.10	$0.11

(1)   All periods have been adjusted to reflect the impact of operating properties sold during 2014 and 2013, which are reflected in the caption Discontinued operations on the accompanying Consolidated Statements of Income.

24.  Captive Insurance Company:

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

The Company assumes occurrence basis general liability coverage for the Company and its affiliates under the terms of the reinsurance agreement entered into by the Company and the reinsurance provider.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

From October 1, 2007 through October 1, 2015, KIC assumes 100% of the first $250,000 per occurrence risk layer. This coverage is subject to annual aggregates ranging between $7.8 million and $11.0 million per policy year. The annual aggregate is adjustable based on the amount of audited square footage of the insureds’ locations and can be adjusted for subsequent program years. Defense costs erode the stated policy limits. KIC is required to pay the reinsurance provider for unallocated loss adjustment expenses an amount ranging between 9.5% and 12.2% of incurred losses for the policy periods ending October 1, 2008 through October 1, 2015. These amounts do not erode the Company’s per occurrence or aggregate limits.

As of December 31, 2014 and 2013, the Company maintained an uncollateralized letter of credit in the amount of $22.0 million issued in favor of the reinsurance provider to provide security for the Company’s obligations under its agreement with the reinsurance provider. The letter of credit maintained as of December 31, 2014, has an expiration date of February 15, 2015, with automatic renewals for one year.

Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2014 and 2013, is summarized as follows (in thousands):

	2014	2013

Balance at the beginning of the year	$17,602	$19,884

Incurred related to:
Current year	7,281	6,679
Prior years	(1,671)	(3,574)
Total incurred	5,610	3,105

Paid related to:
Current year	(1,497)	(475)
Prior years	(3,637)	(4,912)
Total paid	(5,134)	(5,387)
Balance at the end of the year	$18,078	$17,602

As a result in changes in estimates in insured events in the prior years, incurred losses and loss adjustment expenses decreased for the years ended December 31, 2014 and 2013 by $1.7 million and $3.6 million, respectively, which was primarily due to continued regular favorable loss development on the general liability coverage assumed.

25.  Pro Forma Financial Information (Unaudited):

As discussed in Notes 3, 4 and 5, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2014. The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the years ended December 31, 2014 and 2013, adjusted to give effect to these transactions at the beginning of 2013 and 2012, respectively.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures.)

	Year ended December 31,
	2014	2013
Revenues from rental properties	$1,012.5	$954.6
Net income	$431.5	$394.7
Net income available to the Company’s common shareholders	$363.4	$323.4
Net income attributable to the Company’s common shareholders per common share:
Basic	$0.89	$0.79
Diluted	$0.88	$0.79

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

26.  Subsequent Events:

On February 2, 2015, the Company, through its wholly-owned subsidiary, KUBS Income Fund I L.P., purchased the remaining 66.7% interest in the 39-property Kimstone portfolio for a gross purchase price of $1.4 billion, including the assumption of $638.0 million in mortgage debt. The Company is evaluating this transaction pursuant to the FASB’s Consolidation guidance and as such anticipates recognizing a gain, due to a change in control, from the fair value adjustment associated with the Company’s original ownership, ranging from $130.0 million to $140.0 million.

The Company’s estimate of its purchase price allocation to the assets acquired and liabilities assumed is based upon their preliminary fair values at February 2, 2015. The fair values of the lease intangibles acquired were measured in a manner consistent with our purchase price allocation policy described in Footnote 1. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition based upon the Company’s current best estimate. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed (in thousands).

Preliminary Purchase Price Allocation (Unaudited)
Land	$377,319
Buildings	796,269
Below Market Rents	(62,109)
Above Market Rents	30,588
In-Place Leases	142,598
Building Improvements	106,271
Tenant Improvements	20,785
Mortgage Fair Value Adjustment	(24,221)
$1,387,500

The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the year ended December 31, 2014, adjusted to give effect to (i) acquisitions and dispositions of interests in certain operating properties during 2014 and (ii) the Kimstone transaction described above, as if these transactions occurred January 1, 2014.

Pro Forma Financial Information, amounts presented in millions, except per share figures (Unaudited):

Year ended
December 2014
Revenues from rental properties	$1,123.8
Net income	$425.6
Net income available to the Company’s common shareholders	$357.6
Net income attributable to the Company’s common shareholders per common share:
Basic	$0.87
Diluted	$0.87

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2014
Allowance for uncollectable accounts	$10,771	$3,886	$-	$(4,289)	$10,368

Allowance for deferred tax asset	$63,712	$-	$(29,410)	$-	$34,302

Year Ended December 31, 2013
Allowance for uncollectable accounts	$16,402	$3,521	$-	$(9,152)	$10,771

Allowance for deferred tax asset	$71,912	$-	$(8,200)	$-	$63,712

Year Ended December 31, 2012
Allowance for uncollectable accounts	$18,059	$6,309	$-	$(7,966)	$16,402

Allowance for deferred tax asset	$66,520	$-	$5,392	$-	$71,912

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

	INITIAL COST							TOTAL COST,
	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF ACQUISITION(A)	DATE OF CONSTRUCTION(C)
THE GROVE	18,951,763	6,403,809	28,634,088	15,575,865	38,413,795	53,989,660	4,816,207	49,173,453	-		2007
CHANDLER AUTO MALLS	9,318,595	-	(8,299,980)	972,382	46,233	1,018,615	3,483	1,015,133	-		2004
EL MIRAGE	6,786,441	503,987	130,064	6,786,441	634,051	7,420,492	45,722	7,374,770	-		2008
TALAVI TOWN CENTER	8,046,677	17,291,542	6,040	8,046,677	17,297,582	25,344,258	9,546,644	15,797,614	-	2007
MESA PAVILIONS NORTH	6,060,018	35,955,005	261,536	6,060,018	36,216,541	42,276,559	6,674,858	35,601,701	-	2009
MESA RIVERVIEW	15,000,000	-	137,199,813	307,992	151,891,821	152,199,813	38,098,562	114,101,252	-		2005
MESA PAVILLIONS - SOUTH	-	148,508	16,146	-	164,654	164,654	77,215	87,439	-	2011
METRO SQUARE	4,101,017	16,410,632	995,691	4,101,017	17,406,323	21,507,340	7,420,535	14,086,805	-	1998
HAYDEN PLAZA NORTH	2,015,726	4,126,509	5,021,774	2,015,726	9,148,283	11,164,009	3,541,516	7,622,493	-	1998
PLAZA DEL SOL	5,324,501	21,269,943	1,062,567	4,577,869	23,079,141	27,657,011	7,083,121	20,573,890	-	1998
PLAZA @ MOUNTAINSIDE	2,450,341	9,802,046	1,408,537	2,450,341	11,210,583	13,660,924	5,003,756	8,657,168	-	1997
PINACLE PEAK- N. CANYON RANCH	1,228,000	8,774,694	20,500	1,228,000	8,795,194	10,023,194	2,515,517	7,507,678	1,044,362	2009
VILLAGE CROSSROADS	5,662,554	24,981,223	539,766	5,662,554	25,520,988	31,183,542	2,803,668	28,379,874	-	2011
NORTH VALLEY	6,861,564	18,200,901	5,604,983	3,861,272	26,806,176	30,667,448	2,914,122	27,753,326	15,425,784	2011
ASANTE RETAIL CENTER	8,702,635	3,405,683	2,865,559	11,039,472	3,934,405	14,973,877	264,060	14,709,817	-		2004
SURPRISE SPECTRUM	4,138,760	94,572	1,035	4,138,760	95,607	4,234,367	7,082	4,227,285	-		2008
BELL CAMINO CENTER	2,427,465	6,439,065	(21,392)	2,427,465	6,417,673	8,845,138	1,082,584	7,762,554	-	2012
COLLEGE PARK SHOPPING CENTER	3,276,951	7,741,323	197,881	3,276,951	7,939,204	11,216,155	1,146,792	10,069,363	-	2011
COSTCO PLAZA - 541	4,995,639	19,982,557	472,587	4,995,639	20,455,144	25,450,783	8,802,317	16,648,466	-	1998
LAKEWOOD PLAZA	1,294,176	3,669,266	-	1,294,176	3,669,266	4,963,443	39,056	4,924,387	-	2014
MADISON PLAZA	5,874,396	23,476,190	1,496,060	5,874,396	24,972,250	30,846,646	10,330,317	20,516,329	-	1998
BROADWAY PLAZA - 544	6,460,743	25,863,153	11,771,368	6,460,743	37,634,521	44,095,264	13,938,775	30,156,489	-	1998
CORONA HILLS PLAZA	13,360,965	53,373,453	6,837,622	13,360,965	60,211,075	73,572,040	26,028,721	47,543,319	-	1998
LABAND VILLAGE SHOPPING CENTER	5,600,000	13,289,347	36,787	5,607,237	13,318,898	18,926,135	6,050,242	12,875,893	8,471,188	2008
CUPERTINO VILLAGE	19,886,099	46,534,919	11,861,337	19,886,099	58,396,256	78,282,355	16,818,162	61,464,193	-	2006
NORTH COUNTY PLAZA	10,205,305	28,934,219	13,461	10,205,305	28,947,680	39,152,984	398,429	38,754,555	30,947,741	2014
CHICO CROSSROADS	9,975,810	30,534,524	1,213,177	9,987,652	31,735,859	41,723,511	7,327,748	34,395,763	23,833,788	2008
CORONA HILLS MARKETPLACE	9,727,446	24,778,390	330,745	9,727,446	25,109,135	34,836,581	7,288,673	27,547,909	-	2007
RIVER PARK SHOPPING CENTER	4,324,000	18,018,653	1,136,480	4,324,000	19,155,133	23,479,133	2,964,121	20,515,011	-	2009
GOLD COUNTRY CENTER	3,272,212	7,864,878	37,687	3,278,290	7,896,487	11,174,777	2,802,238	8,372,539	6,711,090	2008
LA MIRADA THEATRE CENTER	8,816,741	35,259,965	(6,481,364)	6,888,680	30,706,663	37,595,342	12,831,650	24,763,693	-	1998
KENNETH HAHN PLAZA	4,114,863	7,660,855	499,416	4,114,863	8,160,271	12,275,134	2,700,416	9,574,718	6,000,000	2010
LA VERNE TOWN CENTER	8,414,328	23,856,418	132,055	8,414,328	23,988,473	32,402,800	283,761	32,119,039	19,279,408	2014
NOVATO FAIR S.C.	9,259,778	15,599,790	403,509	9,259,778	16,003,298	25,263,076	4,175,520	21,087,557	-	2009
SOUTH NAPA MARKET PLACE	1,100,000	22,159,086	6,838,973	1,100,000	28,998,059	30,098,059	13,519,933	16,578,126	-	2006
PLAZA DI NORTHRIDGE	12,900,000	40,574,842	(21,375)	12,900,000	40,553,467	53,453,467	12,915,656	40,537,811	-	2005
LINDA MAR SHPPING CENTER	16,548,592	37,521,194	-	16,548,592	37,521,194	54,069,786	1,567,425	52,502,361	-	2014
POWAY CITY CENTRE	5,854,585	13,792,470	7,773,023	7,247,814	20,172,265	27,420,078	7,150,417	20,269,661	-	2005
REDWOOD CITY PLAZA	2,552,000	6,215,168	-	2,552,000	6,215,168	8,767,168	843,048	7,924,120	-	2009
STANFORD RANCH	10,583,764	30,007,231	16,300	10,583,764	30,023,531	40,607,294	357,475	40,249,819	15,827,946	2014
TYLER STREET PLAZA	3,020,883	7,811,339	105,947	3,200,516	7,737,653	10,938,169	2,771,772	8,166,397	6,460,212	2008
HOME DEPOT PLAZA	4,592,364	18,345,257	-	4,592,364	18,345,257	22,937,622	7,902,816	15,034,806	-	1998
SAN/DIEGO CARMEL MOUNTAIN	5,322,600	8,873,991	28,508	5,322,600	8,902,499	14,225,099	1,775,448	12,449,651	-	2009
FULTON MARKET PLACE	2,966,018	6,920,710	972,435	2,966,018	7,893,145	10,859,163	2,686,485	8,172,678	-	2005
MARIGOLD SHOPPING CENTER	15,300,000	25,563,978	3,838,145	15,300,000	29,402,123	44,702,123	13,700,398	31,001,725	-	2005
CANYON SQUARE PLAZA	2,648,112	13,876,095	633,067	2,648,112	14,509,161	17,157,273	1,257,036	15,900,238	14,119,946	2013
BLACK MOUNTAIN VILLAGE	4,678,015	11,913,344	455,856	4,678,015	12,369,200	17,047,214	3,708,162	13,339,052	-	2007
CITY HEIGHTS	10,687,472	28,324,896	(987,362)	13,908,563	24,116,443	38,025,006	1,441,055	36,583,951	20,885,186	2012
SANTEE TROLLEY SQUARE	40,208,683	62,204,580	5,310	40,208,683	62,209,890	102,418,573	7,836,454	94,582,119	-	2013
TRUCKEE CROSSROADS	2,140,000	8,255,753	925,899	2,140,000	9,181,653	11,321,653	5,044,938	6,276,715	2,829,081	2006
WESTLAKE SHOPPING CENTER	16,174,307	64,818,562	98,226,275	16,174,307	163,044,837	179,219,143	39,343,855	139,875,288	-	2002
LAKEWOOD VILLAGE	8,597,100	24,374,615	-	8,597,100	24,374,615	32,971,715	335,643	32,636,073	24,260,255	2014
SAVI RANCH	7,295,646	29,752,511	10,000	7,295,646	29,762,511	37,058,157	2,892,587	34,165,571	-	2012
VILLAGE ON THE PARK	2,194,463	8,885,987	6,217,522	2,194,463	15,103,509	17,297,972	5,004,590	12,293,382	-	1998
QUINCY PLACE S.C.	1,148,317	4,608,249	1,280,415	1,148,317	5,888,664	7,036,981	2,415,183	4,621,798	-	1998
EAST BANK S.C.	1,500,568	6,180,103	872,177	1,500,568	7,052,281	8,552,848	3,185,389	5,367,460	-	1998
NORTHRIDGE SHOPPING CENTER	4,932,690	16,496,175	599,365	8,934,385	13,093,846	22,028,231	750,076	21,278,155	11,581,555	2013
SPRING CREEK S.C.	1,423,260	5,718,813	(1,688,499)	669,061	4,784,513	5,453,574	3,051,384	2,402,190	-	1998
DENVER WEST 38TH STREET	161,167	646,983	-	161,167	646,983	808,150	280,616	527,535	-	1998
ENGLEWOOD PLAZA	805,837	3,232,650	319,680	805,837	3,552,330	4,358,167	1,576,893	2,781,274	-	1998
FORT COLLINS S.C.	1,253,497	7,625,278	1,599,608	1,253,497	9,224,886	10,478,382	3,177,013	7,301,369	-	2000
GREELEY COMMONS	3,313,095	20,069,559	(22,740)	3,313,095	20,046,819	23,359,914	2,177,258	21,182,656	-	2012
HIGHLANDS RANCH VILLAGE S.C.	8,135,427	21,579,936	(812,283)	5,337,081	23,565,998	28,903,079	2,291,921	26,611,158	19,712,622	2011
VILLAGE CENTER WEST	2,010,519	8,361,084	21,574	2,010,519	8,382,658	10,393,177	917,584	9,475,593	5,882,591	2011
HIGHLANDS RANCH II	3,514,837	11,755,916	-	3,514,837	11,755,916	15,270,753	966,794	14,303,959	-	2013
HIGHLANDS RANCH PARCEL	1,140,000	2,660,000	-	1,140,000	2,660,000	3,800,000	13,300	3,786,700	-	2014
HERITAGE WEST S.C.	1,526,576	6,124,074	954,221	1,526,576	7,078,295	8,604,871	2,875,790	5,729,082	-	1998
MARKET AT SOUTHPARK	9,782,769	20,779,522	(664)	9,782,769	20,778,858	30,561,627	2,568,522	27,993,105	-	2011
NEWTOWN S.C.	-	15,635,442	-	-	15,635,442	15,635,442	355,272	15,280,170	9,098,898	2014
WEST FARM SHOPPING CENTER	5,805,969	23,348,024	7,613,160	5,805,969	30,961,184	36,767,153	10,572,401	26,194,752	-	1998
HOME DEPOT PLAZA	7,704,968	30,797,640	1,079,979	7,704,968	31,877,619	39,582,587	13,478,446	26,104,141	-	1998
WILTON RIVER PARK SHOPPING CTR	7,154,585	27,509,279	(584,422)	7,154,584	26,924,857	34,079,442	2,047,210	32,032,231	19,299,451	2012
BRIGHT HORIZONS	1,211,748	4,610,610	9,499	1,211,748	4,620,109	5,831,857	374,655	5,457,202	1,702,729	2012
WILTON CAMPUS	10,168,872	31,893,016	557,080	10,168,872	32,450,096	42,618,968	4,417,515	38,201,453	36,172,806	2013
CAMDEN SQUARE	122,741	66,738	4,087,567	3,024,375	1,252,672	4,277,046	103,325	4,173,721	-	2003
ELSMERE SQUARE	-	3,185,642	2,740,427	-	5,926,069	5,926,069	3,376,904	2,549,165	-		1979
PROMENADE AT CHRISTIANA	14,371,686	-	27,866	14,399,552	-	14,399,552	-	14,399,552	-		2014
BRANDYWINE COMMONS	-	36,057,487	-	-	36,057,487	36,057,487	974,871	35,082,616	-	2014
AUBURNDALE	751,315	-	(751,215)	100	-	100	-	100	-	2009
CAMINO SQUARE	573,875	2,295,501	1,830,176	733,875	3,965,677	4,699,552	2,271,755	2,427,797	-	1992
BAYSHORE GARDENS	2,901,000	11,738,955	1,281,480	2,889,177	13,032,258	15,921,435	5,624,055	10,297,380	-	1998
CORAL SQUARE PROMENADE	710,000	2,842,907	3,877,939	710,000	6,720,846	7,430,846	3,130,199	4,300,647	-	1994
MAPLEWOOD PLAZA	1,649,000	6,626,301	1,153,237	1,649,000	7,779,538	9,428,538	3,159,937	6,268,601	-	1997
CURLEW CROSSING SHOPPING CTR	5,315,955	12,529,467	1,883,372	5,315,955	14,412,840	19,728,794	4,456,692	15,272,103	-	2005
SPORTS AUTHORITY PLAZA	491,676	1,440,000	4,612,511	1,007,882	5,536,305	6,544,187	2,628,193	3,915,993	-		1971
FT.LAUDERDALE/CYPRESS CREEK	14,258,760	28,042,390	2,078,485	14,258,760	30,120,875	44,379,635	7,021,309	37,358,326	-	2009
HOMESTEAD-WACHTEL LAND LEASE	150,000	-	-	150,000	-	150,000	-	150,000	-	2013
OAKWOOD BUSINESS CTR-BLDG 1	6,792,500	18,662,565	1,661,576	6,792,500	20,324,141	27,116,641	4,222,824	22,893,817	-	2009
AMELIA CONCOURSE	7,600,000	-	8,987,554	1,138,216	15,449,338	16,587,554	2,054,927	14,532,627	-		2003
KIMCO AVENUES WALK, LLC	26,984,546	-	49,780,386	33,225,306	43,539,626	76,764,932	-	76,764,932	-		2005
RIVERPLACE SHOPPING CTR.	7,503,282	31,011,027	1,263,373	7,200,050	32,577,632	39,777,682	6,427,782	33,349,899	-	2010
MERCHANTS WALK	2,580,816	10,366,090	6,290,220	2,580,816	16,656,309	19,237,126	5,477,361	13,759,765	-	2001
WAL-MART PLAZA	293,686	792,119	1,620,990	293,686	2,413,109	2,706,795	2,095,245	611,550	-		1968
LEESBURG SHOPS	-	171,636	193,651	-	365,287	365,287	316,469	48,818	-		1969
TRI-CITY PLAZA	2,832,296	11,329,185	6,713,466	2,832,296	18,042,651	20,874,947	9,084,891	11,790,056	-	1992
FT LAUDERDALE #1, FL	1,002,733	2,602,415	13,311,186	1,774,443	15,141,891	16,916,334	9,591,569	7,324,765	-		1974
LAKE WALES S.C.	601,052	-	-	601,052	-	601,052	-	601,052	-	2009
NASA PLAZA	-	1,754,000	2,666,332	-	4,420,332	4,420,332	3,139,081	1,281,252	-		1968
GROVE GATE S.C.	365,893	1,049,172	1,207,100	365,893	2,256,272	2,622,165	1,914,661	707,504	-		1968
CHEVRON OUTPARCEL	530,570	1,253,410	-	530,570	1,253,410	1,783,980	250,420	1,533,560	-	2010
IVES DAIRY CROSSING	732,914	4,080,460	11,006,213	732,914	15,086,673	15,819,587	8,514,012	7,305,575	5,946,213	1985
MILLER ROAD S.C.	1,138,082	4,552,327	4,535,974	1,138,082	9,088,302	10,226,383	5,526,281	4,700,102	-	1986
TRI-CITIES SHOPPING PLAZA	1,011,000	4,062,890	5,245,000	1,011,000	9,307,890	10,318,890	1,936,647	8,382,243	-	1997
KENDALE LAKES PLAZA	18,491,461	28,496,001	(2,241,121)	15,362,227	29,384,113	44,746,340	5,449,760	39,296,581	-	2009
PLANTATION CROSSING	7,524,800	-	10,909,013	6,707,911	11,725,902	18,433,813	1,717,776	16,716,038	-		2005
MILTON, FL	1,275,593	-	-	1,275,593	-	1,275,593	-	1,275,593	-	2007
FLAGLER PARK	26,162,980	80,737,041	1,780,045	26,162,980	82,517,086	108,680,066	17,764,910	90,915,157	24,470,937	2007
PARK HILL PLAZA	10,763,612	19,264,248	28,078	10,763,612	19,292,327	30,055,938	2,914,492	27,141,447	7,640,345	2011
WINN DIXIE-MIAMI	2,989,640	9,410,360	(51,872)	3,544,297	8,803,831	12,348,128	237,920	12,110,208	-	2013
MARATHON SHOPPING CENTER	2,412,929	8,069,450	614,415	1,514,731	9,582,063	11,096,794	388,968	10,707,826	-	2013
SODO S.C.	-	68,139,271	7,830,187	142,195	75,827,263	75,969,458	11,221,776	64,747,682	-	2008
RENAISSANCE CENTER	9,104,379	36,540,873	8,882,284	9,122,758	45,404,779	54,527,536	19,589,279	34,938,258	-	1998
MILLENIA PLAZA PHASE II	7,711,000	20,702,992	967,794	7,698,200	21,683,586	29,381,786	6,803,012	22,578,775	-	2009
GRAND OAKS VILLAGE	7,409,319	19,653,869	(706,149)	5,846,339	20,510,700	26,357,039	2,479,038	23,878,001	5,813,854	2011
LOWES S.C.	1,620,203	-	40,689	954,876	706,016	1,660,892	94,135	1,566,757	-	2007
POMPANO BEACH	10,516,500	9,170,476	530,900	10,516,500	9,701,376	20,217,876	52,130	20,165,747	-	2012
UNIVERSITY TOWN CENTER	5,515,265	13,041,400	248,609	5,515,265	13,290,010	18,805,275	1,462,428	17,342,847	-	2011
PALM BEACH GARDENS	2,764,953	11,059,812	558,854	2,764,953	11,618,666	14,383,620	1,105,981	13,277,638	-	2009
OAK TREE PLAZA	-	917,360	1,266,811	-	2,184,171	2,184,171	1,204,030	980,141	-		1968
TUTTLEBEE PLAZA	254,961	828,465	1,841,942	254,961	2,670,407	2,925,368	2,093,919	831,448	-	2008
SOUTH EAST PLAZA	1,283,400	5,133,544	3,405,948	1,399,525	8,423,367	9,822,892	5,399,421	4,423,471	-	1989
SOUTH MIAMI S.C.	1,280,440	5,133,825	2,962,039	1,280,440	8,095,864	9,376,304	3,811,613	5,564,691	-	1995
WINN DIXIE-ST. AUGUSTINE	1,543,040	4,856,960	88,472	1,862,362	4,626,110	6,488,472	131,359	6,357,113	-	2013
CARROLLWOOD COMMONS	5,220,445	16,884,228	2,599,727	5,220,445	19,483,955	24,704,400	8,114,125	16,590,275	-	1997
VILLAGE COMMONS SHOPPING CENT.	2,192,331	8,774,158	2,781,462	2,192,331	11,555,619	13,747,951	4,746,004	9,001,947	-	1998
MISSION BELL SHOPPING CENTER	5,056,426	11,843,119	8,681,467	5,067,033	20,513,979	25,581,013	5,756,320	19,824,692	-	2004
VILLAGE COMMONS S.C.	2,026,423	5,106,476	1,450,555	2,026,423	6,557,031	8,583,455	1,054,061	7,529,394	-	2013
WINN DIXIE-TALLAHASSEE	1,253,720	3,946,280	127,893	1,459,079	3,868,814	5,327,893	110,298	5,217,595	-	2013
BELMART PLAZA	1,656,097	3,394,420	1,595,942	1,656,097	4,990,361	6,646,458	2,140	6,644,318	-	2014
AUGUSTA SQUARE	1,482,564	5,928,122	2,347,603	1,482,564	8,275,725	9,758,289	3,831,827	5,926,462	-	1995
MARKET AT HAYNES BRIDGE	4,880,659	21,549,424	922,613	4,889,863	22,462,832	27,352,695	5,326,197	22,026,498	15,570,842	2008
EMBRY VILLAGE	18,147,054	33,009,514	187,757	18,160,524	33,183,801	51,344,325	8,327,095	43,017,230	29,196,393	2008
VILLAGE SHOPPES-FLOWERY BRANCH	4,444,148	10,510,657	134,625	4,444,148	10,645,281	15,089,429	1,518,939	13,570,490	-	2011
LAWRENCEVILLE MARKET	8,878,266	29,691,191	(858,497)	9,060,436	28,650,525	37,710,961	1,524,837	36,186,124	-	2013
FIVE FORKS CROSSING	2,363,848	7,906,257	15,000	2,363,848	7,921,257	10,285,105	664,564	9,620,541	-	2013
BRAELINN VILLAGE	7,314,719	20,738,792	-	7,314,719	20,738,792	28,053,512	-	28,053,512	-	2014
SAVANNAH CENTER	2,052,270	8,232,978	3,147,135	2,052,270	11,380,113	13,432,383	5,754,549	7,677,835	-	1993
CHATHAM PLAZA	13,390,238	35,115,882	1,416,989	13,403,262	36,519,847	49,923,110	10,977,250	38,945,860	27,973,341	2008
CLIVE PLAZA	500,525	2,002,101	-	500,525	2,002,101	2,502,626	971,105	1,531,521	-	1996
METRO CROSSING	3,013,647	-	37,206,165	1,514,916	38,704,896	40,219,812	3,803,183	36,416,629	-		2006
DUBUQUE CENTER	-	2,152,476	239,217	-	2,391,693	2,391,693	993,980	1,397,713	-	1997
TREASURE VALLEY	6,501,240	-	13,607,612	4,754,092	15,354,760	20,108,852	540,026	19,568,826	-		2005
BLOOMINGTON COMMONS	805,521	2,222,353	4,246,390	805,521	6,468,743	7,274,264	4,461,235	2,813,028	-		1972
NORTHFIELD SQUARE MALL	500,422	2,001,687	424,877	500,422	2,426,564	2,926,986	1,149,393	1,777,593	-	1996
CALUMET CITY-TACO BELL PARCEL	1,479,217	8,815,760	(9,194,977)	330,000	770,000	1,100,000	-	1,100,000	-	1997
87TH STREET CENTER	-	2,687,046	879,948	-	3,566,994	3,566,994	1,626,034	1,940,960	-	1997
ELSTON CHICAGO	1,010,374	5,692,212	498,828	1,010,374	6,191,040	7,201,414	2,429,346	4,772,069	-	1997
CRYSTAL LAKE SHOPPING CENTER	179,964	1,025,811	384,683	180,269	1,410,189	1,590,458	501,571	1,088,887	-	1998
DOWNERS PARK PLAZA	2,510,455	10,164,494	1,878,719	2,510,455	12,043,213	14,553,668	4,721,629	9,832,039	-	1999
DOWNERS GROVE	811,778	4,322,956	3,348,460	811,778	7,671,416	8,483,194	2,964,198	5,518,996	-	1997
TOWN & COUNTRY S.C.	842,555	2,108,674	2,310,053	500,927	4,760,355	5,261,282	3,094,009	2,167,273	-		1972
FOREST PARK MALL	-	2,335,884	154,213	-	2,490,097	2,490,097	1,140,084	1,350,013	-	1997
FAIRVIEW CITY CENTRE	-	11,866,880	19,122,928	1,900,000	29,089,808	30,989,808	5,640,205	25,349,602	-	1998
RANDALL S.C.	500,422	12,917,712	33,551	500,422	12,951,263	13,451,685	5,588,284	7,863,401	-	1996
SHOPS AT KILDEER	5,259,542	28,141,501	482,807	5,259,542	28,624,309	33,883,851	2,259,291	31,624,560	31,683,664	2013
MOUNT PROSPECT CENTER	1,017,345	6,572,176	4,016,735	1,017,345	10,588,911	11,606,256	5,066,231	6,540,025	-	1997
MUNDELIEN SHOPPING CENTER	1,127,720	5,826,129	77,350	1,129,634	5,901,565	7,031,199	2,498,212	4,532,988	-	1998
NORRIDGE CENTER	-	2,918,315	-	-	2,918,315	2,918,315	2,918,315	-	-	1997
NAPER WEST PLAZA	669,483	4,464,998	467,447	669,483	4,932,445	5,601,928	2,017,696	3,584,232	-	1997
MARKETPLACE OF OAKLAWN	-	678,668	55,143	-	733,811	733,811	686,512	47,299	-	1998
ORLAND PARK S.C.	476,972	2,764,775	(2,694,903)	87,998	458,846	546,844	189,146	357,698	-	1998
OAK LAWN CENTER	1,530,111	8,776,631	623,805	1,530,111	9,400,436	10,930,547	4,132,516	6,798,031	-	1997
22ND STREET PLAZA	1,527,188	8,679,108	3,298,212	1,527,188	11,977,320	13,504,508	4,965,347	8,539,161	-	1997
EVERGREEN SQUARE	-	5,081,290	2,403,560	-	7,484,850	7,484,850	7,474,693	10,157	-	1997
FREE STATE BOWLS	252,723	998,099	(485,425)	252,723	512,674	765,396	134,667	630,729	-	2003
ROCKFORD CROSSINGS	4,575,990	11,654,022	(577,091)	4,583,005	11,069,915	15,652,920	2,612,914	13,040,007	9,626,894	2008
SKOKIE POINTE	-	2,276,360	9,488,382	2,628,440	9,136,303	11,764,742	3,209,936	8,554,807	-	1997
STREAMWOOD S.C.	181,962	1,057,740	216,585	181,962	1,274,324	1,456,287	509,788	946,498	-	1998
HAWTHORN HILLS SQUARE	6,783,928	33,033,624	3,162,984	6,783,928	36,196,608	42,980,535	3,147,005	39,833,530	20,456,278	2012
WOODGROVE FESTIVAL	5,049,149	20,822,993	4,897,728	4,805,866	25,964,004	30,769,870	10,889,920	19,879,950	-	1998
GREENWOOD S.C.	423,371	1,883,421	9,656,624	1,801,822	10,161,594	11,963,416	3,645,968	8,317,447	-		1970
HOME DEPOT CENTER	1,183,911	6,335,308	142,374	1,185,906	6,475,686	7,661,593	2,691,802	4,969,790	-	1998
KROGER S.C.	405,217	1,743,573	872,204	405,217	2,615,776	3,020,994	1,896,581	1,124,413	-	1976
SOUTH PARK S.C.	1,675,031	6,848,209	6,181,100	1,551,079	13,153,261	14,704,340	6,713,448	7,990,892	-	1993
HAMMOND AIRE PLAZA	3,813,873	15,260,609	7,530,609	3,813,873	22,791,218	26,605,091	8,656,958	17,948,133	-	1997
CENTRE AT WESTBANK	9,554,230	24,401,082	1,194,990	9,564,644	25,585,658	35,150,302	7,190,972	27,959,329	18,600,000	2008
ACADIANA SQUARE	2,115,000	8,508,218	11,268,322	3,678,274	18,213,266	21,891,540	7,624,604	14,266,936	-	1997
PRIEN LAKE	6,426,167	15,181,072	(109,020)	6,341,896	15,156,323	21,498,219	3,525,215	17,973,004	15,836,828	2010
PRIEN LAKE PLAZA OUTPARCEL	540,000	1,260,000	-	540,000	1,260,000	1,800,000	65,100	1,734,900	-	2012
AMBASSADOR PLAZA	1,803,672	4,260,966	(6,701)	1,796,972	4,260,966	6,057,938	996,391	5,061,547	4,486,549	2010
BAYOU WALK	4,586,895	10,836,007	(4,151,723)	3,076,020	8,195,160	11,271,179	2,560,276	8,710,904	12,390,148	2010
EAST SIDE PLAZA	3,295,799	7,785,942	550,993	3,295,635	8,337,099	11,632,733	1,871,165	9,761,569	8,556,878	2010
ABINGON PLAZA	10,457,183	494,652	-	10,457,183	494,652	10,951,835	22,357	10,929,478	4,644,492	2014
WASHINGTON ST.PLAZA	11,007,593	5,652,368	-	11,007,593	5,652,368	16,659,961	110,054	16,549,907	6,260,564	2014
MEMORIAL PLAZA	16,411,388	27,553,908	153,981	16,411,388	27,707,889	44,119,277	663,700	43,455,577	17,263,789	2014
MAIN ST. PLAZA	555,898	2,139,494	-	555,898	2,139,494	2,695,392	53,844	2,641,548	1,471,590	2014
MORRISSEY PLAZA	4,097,251	3,751,068	-	4,097,251	3,751,068	7,848,319	126,364	7,721,955	3,371,657	2014
GLENDALE SQUARE	4,698,891	7,141,090	114,080	4,698,891	7,255,170	11,954,061	343,738	11,610,322	5,977,673	2014
FALMOUTH PLAZA	2,361,071	13,065,817	215,450	2,361,071	13,281,267	15,642,338	461,587	15,180,751	8,411,809	2014
WAVERLY PLAZA	1,215,005	3,622,911	17,226	1,215,005	3,640,137	4,855,142	109,460	4,745,682	2,480,383	2014
CANNING PLAZA	1,153,921	3,467,368	-	1,153,921	3,467,368	4,621,289	111,466	4,509,823	2,333,744	2014
BARRINGTON PLAZA S.C.	642,170	2,547,830	7,315,207	751,124	9,754,083	10,505,207	4,408,012	6,097,195	-	1994
FESTIVAL OF HYANNIS S.C.	15,038,197	40,682,853	612,523	15,038,197	41,295,376	56,333,573	1,767,650	54,565,923	-	2014
FELLSWAY PLAZA	5,300,388	11,013,543	74,500	5,300,388	11,088,043	16,388,431	284,605	16,103,825	7,136,684	2014
DEL ALBA PLAZA	3,163,033	8,967,874	-	3,163,033	8,967,874	12,130,907	181,239	11,949,668	8,547,408	2014
NORTH QUINCY PLAZA	6,332,542	17,954,110	-	6,332,542	17,954,110	24,286,652	71,185	24,215,467	-	2014
ADAMS PLAZA	2,089,363	3,226,648	69,649	2,089,363	3,296,297	5,385,660	100,129	5,285,531	1,980,243	2014
BROADWAY PLAZA	6,485,065	343,422	-	6,485,065	343,422	6,828,487	16,855	6,811,632	3,038,976	2014
SHREWSBURY S.C.	1,284,168	5,284,853	5,044,733	1,284,168	10,329,586	11,613,754	3,646,923	7,966,831	-	2000
VINNIN SQUARE PLAZA	5,545,425	16,324,060	46,356	5,545,425	16,370,416	21,915,841	572,266	21,343,576	9,817,532	2014
PARADISE PLAZA	4,183,038	12,194,885	336,820	4,183,038	12,531,705	16,714,743	415,753	16,298,990	9,487,855	2014
BELMONT PLAZA	11,104,983	848,844	-	11,104,983	848,844	11,953,827	28,061	11,925,766	5,605,562	2014
VINNIN SQUARE IN-LINE	582,228	2,094,560	-	582,228	2,094,560	2,676,788	59,965	2,616,823	-	2014
LINDEN PLAZA	4,628,215	3,535,431	420,530	4,628,215	3,955,961	8,584,176	127,116	8,457,060	3,733,539	2014
NORTH AVE. PLAZA	1,163,875	1,194,673	-	1,163,875	1,194,673	2,358,548	37,435	2,321,113	950,010	2014
WASHINGTON ST. S.C.	7,380,918	9,987,119	-	7,380,918	9,987,119	17,368,037	236,068	17,131,968	6,727,713	2014
MILL ST. PLAZA	4,195,024	6,203,410	180,796	4,195,024	6,384,206	10,579,230	234,024	10,345,206	4,399,169	2014
FULLERTON PLAZA	14,237,901	6,743,980	-	14,237,901	6,743,980	20,981,881	385,593	20,596,288	13,038,113	2014
GREENBRIER S.C.	8,891,468	30,304,760	(67,696)	8,891,468	30,237,065	39,128,533	1,114,660	38,013,873	13,303,001	2014
INGLESIDE S.C.	10,416,726	17,889,235	-	10,416,726	17,889,235	28,305,961	522,846	27,783,115	20,140,724	2014
SECURITY SQUARE SHOPPING CTR.	5,342,463	15,147,024	-	5,342,463	15,147,024	20,489,487	259,321	20,230,166	16,686,843	2014
WILKENS BELTWAY PLAZA	9,948,235	22,125,942	30,714	9,948,235	22,156,656	32,104,890	919,894	31,184,996	-	2014
YORK ROAD PLAZA	4,276,715	37,205,757	-	4,276,715	37,205,757	41,482,472	1,201,847	40,280,624	10,189,203	2014
PUTTY HILL PLAZA	4,192,152	11,112,111	344,880	4,192,152	11,456,991	15,649,143	1,026,032	14,623,111	-	2013
SNOWDEN SQUARE S.C.	1,929,402	4,557,934	-	1,929,402	4,557,934	6,487,336	370,428	6,116,908	-	2012
KINGS CONTRIVANCE	9,308,349	31,759,940	31,500	9,308,349	31,791,440	41,099,789	675,666	40,424,123	24,384,102	2014
WILDE LAKE	1,468,038	5,869,862	19,058,976	2,577,073	23,819,802	26,396,875	5,584,291	20,812,584	-	2002
RIVERHILL VILLAGE CENTER	16,825,496	23,282,222	40,138	16,825,496	23,322,360	40,147,856	667,724	39,480,132	23,034,214	2014
CLINTON BANK BUILDING	82,967	362,371	-	82,967	362,371	445,338	241,461	203,877	-	2003
CLINTON BOWL	39,779	130,716	4,247	38,779	135,963	174,742	76,957	97,785	-	2003
COLUMBIA CROSSING OUTPARCELS	1,279,200	2,870,800	13,844,967	4,597,200	13,397,767	17,994,967	967,121	17,027,846	-	2011
COLUMBIA CROSSING II SHOP.CTR.	3,137,628	19,868,075	-	3,137,628	19,868,075	23,005,703	1,855,060	21,150,642	-	2013
ENCHANTED FOREST S.C.	20,123,946	34,345,102	167,674	20,123,946	34,512,776	54,636,723	1,433,813	53,202,910	-	2014
SHOPPES AT EASTON	6,523,713	16,402,204	-	6,523,713	16,402,204	22,925,917	537,001	22,388,916	-	2014
VILLAGES AT URBANA	3,190,074	6,067	10,496,574	4,828,774	8,863,942	13,692,715	1,168,868	12,523,848	-	2003
GAITHERSBURG S.C.	244,890	6,787,534	239,995	244,890	7,027,529	7,272,419	2,732,822	4,539,597	-	1999
SHAWAN PLAZA	4,466,000	20,222,367	(869,619)	4,466,000	19,352,748	23,818,748	9,308,083	14,510,665	6,524,052	2008
LAUREL PLAZA	349,562	1,398,250	2,129,108	349,562	3,527,358	3,876,920	1,494,899	2,382,021	-	1995
LAUREL PLAZA	274,580	1,100,968	434,562	274,580	1,535,531	1,810,110	1,399,631	410,480	-		1972
NORTH EAST STATION	8,219,613	9,536,990	37,950	8,219,613	9,574,941	17,794,554	230,051	17,564,503	8,761,283	2014
PERRY HALL SQUARE S.C.	3,339,309	12,377,339	1,420,860	3,339,309	13,798,200	17,137,508	6,501,393	10,636,115	-	2003
PERRY HALL CENTRE	6,901,193	8,704,689	-	6,901,193	8,704,689	15,605,882	220,207	15,385,676	-	2014
CENTRE COURT-RETAIL/BANK	1,035,359	7,785,830	(29,007)	1,035,359	7,756,823	8,792,182	865,800	7,926,382	2,405,096	2011
CENTRE COURT-GIANT	3,854,099	12,769,628	-	3,854,099	12,769,628	16,623,727	1,344,245	15,279,483	6,998,421	2011
CENTRE COURT-OLD COURT/COURTYD	2,279,177	5,284,577	53,360	2,279,177	5,337,937	7,617,114	686,408	6,930,706	5,030,236	2011
RADCLIFFE CENTER	12,042,713	21,187,946	-	12,042,713	21,187,946	33,230,659	563,873	32,666,786	-	2014
TIMONIUM CROSSING	2,525,377	14,862,817	-	2,525,377	14,862,817	17,388,194	372,602	17,015,592	14,976,336	2014
TIMONIUM SQUARE	6,000,000	24,282,998	16,874,987	7,331,195	39,826,789	47,157,984	18,013,736	29,144,249	-	2003
TOWSON PLACE	43,886,876	101,764,931	512,513	43,270,792	102,893,529	146,164,320	10,723,770	135,440,550	-	2012
MALLSIDE PLAZA	6,930,996	18,148,727	817,964	6,939,590	18,958,098	25,897,687	5,681,919	20,215,769	14,300,274	2008
CLAWSON CENTER	1,624,771	6,578,142	8,703,950	1,624,771	15,282,092	16,906,863	5,963,037	10,943,826	-	1993
WHITE LAKE COMMONS	2,300,050	9,249,607	2,647,621	2,300,050	11,897,228	14,197,278	5,471,711	8,725,567	-	1996
DOWNTOWN FARMINGTON CENTER	1,098,426	4,525,723	2,765,594	1,098,426	7,291,317	8,389,743	3,852,205	4,537,538	-	1993
FLINT - VACANT LAND	101,424	-	-	101,424	-	101,424	-	101,424	-	2012
CENTURY PLAZA	178,785	925,818	1,194,933	178,785	2,120,751	2,299,536	1,464,309	835,228	-		1968
BELTLINE PLAZA	391,500	958,500	1,039,331	391,500	1,997,831	2,389,331	1,739,868	649,463	-	1985
CROSS CREEK S.C.	1,451,397	5,806,263	426,379	1,451,397	6,232,642	7,684,039	3,304,844	4,379,195	-	1993
GREEN ORCHARD SHOPPING CENTER	3,682,478	14,730,060	2,320,218	3,682,478	17,050,278	20,732,756	8,873,610	11,859,146	-	1993
THE FOUNTAINS AT ARBOR LAKES	28,585,296	66,699,024	11,124,979	29,485,296	76,924,003	106,409,299	19,609,958	86,799,341	-	2006
FNC ROSEVILLE PLAZA	132,842	957,340	10,302,188	1,675,667	9,716,703	11,392,370	1,192,204	10,200,166	-	2005
CREVE COUER SHOPPING CENTER	1,044,598	5,475,623	740,405	960,814	6,299,812	7,260,626	2,629,654	4,630,972	-	1998
CRYSTAL CENTER	-	234,378	-	-	234,378	234,378	97,434	136,944	-	1997
NORTH POINT SHOPPING CENTER	1,935,380	7,800,746	909,151	1,935,380	8,709,897	10,645,277	3,528,049	7,117,228	-	1998
KIRKWOOD CROSSING	-	9,704,005	14,103,051	-	23,807,056	23,807,056	13,517,898	10,289,159	-	1998
LEMAY S.C.	125,879	503,510	3,846,838	451,155	4,025,072	4,476,227	1,493,313	2,982,914	-		1974
GRAVOIS PLAZA	1,032,416	4,455,514	11,344,340	1,032,413	15,799,857	16,832,270	8,643,976	8,188,293	-	2008
HOME DEPOT PLAZA	431,960	-	758,854	431,960	758,855	1,190,814	268,487	922,327	-	1998
PRIMROSE MARKET PLACE	2,745,595	10,985,778	7,914,175	2,904,022	18,741,526	21,645,548	8,699,528	12,946,019	-	1994
PRIMROSE MARKETPLACE	905,674	3,666,386	5,083,942	905,674	8,750,328	9,656,001	2,715,617	6,940,384	825,706	2002
CENTER POINT S.C.	-	550,204	-	-	550,204	550,204	225,725	324,479	-	1998
KINGS HIGHWAY S.C.	809,087	4,430,514	2,661,361	809,087	7,091,874	7,900,962	2,920,642	4,980,319	-	1998
OVERLAND CROSSING	-	4,928,677	740,346	-	5,669,023	5,669,023	2,507,165	3,161,858	-	1997
DUNN CENTER	-	5,756,736	849,684	-	6,606,420	6,606,420	3,008,023	3,598,397	-	1997
SOUTH COUNTY CENTER	-	2,766,644	143,298	-	2,909,942	2,909,942	2,909,942	-	-	1997
CAVE SPRINGS S.C.	1,182,194	7,423,459	7,243,916	1,563,694	14,285,875	15,849,569	9,893,095	5,956,474	-	1997
SPRINGFIELD S.C.	-	608,793	11,078,003	8,800,000	2,886,796	11,686,796	1,049,041	10,637,755	-	1998
TURTLE CREEK TOWNE	11,535,281	-	33,369,729	10,150,881	34,754,129	44,905,010	7,528,602	37,376,408	-		2004
OVERLOOK VILLAGE	8,276,500	17,249,587	218,753	8,276,500	17,468,340	25,744,840	2,045,313	23,699,527	-	2012
WOODLAWN MARKETPLACE	919,251	3,570,981	2,418,716	919,251	5,989,696	6,908,948	2,638,510	4,270,438	-	2008
TYVOLA MALL	-	4,736,345	5,635,237	-	10,371,582	10,371,582	8,132,265	2,239,318	-	1986
CROSSROADS PLAZA	767,864	3,098,881	1,233,351	767,864	4,332,231	5,100,095	1,233,753	3,866,342	-	2000
JETTON VILLAGE SHOPPES	3,875,224	10,292,231	(383,613)	2,143,695	11,640,147	13,783,842	1,077,656	12,706,186	-	2011
MOUNTAIN ISLAND MARKETPLACE	3,318,587	7,331,413	736,014	3,818,587	7,567,427	11,386,014	881,610	10,504,404	-	2012
WOODLAWN SHOPPING CENTER	2,010,725	5,833,626	-	2,010,725	5,833,626	7,844,351	520,145	7,324,206	-	2012
CROSSROADS PLAZA	13,405,529	86,455,763	-	13,405,529	86,455,763	99,861,292	4,114,165	95,747,126	76,421,201	2014
QUAIL CORNERS	7,318,321	26,675,644	181,775	7,318,321	26,857,419	34,175,740	689,797	33,485,943	18,004,290	2014
OAKCREEK VILLAGE	1,882,800	7,551,576	2,450,687	1,882,800	10,002,263	11,885,063	4,733,366	7,151,697	-	1996
DAVIDSON COMMONS	2,978,533	12,859,867	227,623	2,978,533	13,087,490	16,066,023	1,037,983	15,028,040	-	2012
WESTRIDGE SQUARE S.C.	7,456,381	19,778,703	(94,631)	11,977,700	15,162,753	27,140,453	2,815,453	24,325,000	-	2011
SENATE/HILLSBOROUGH CROSSI	519,395	-	-	519,395	-	519,395	-	519,395	-	2003
PARK PLACE SC	5,461,478	16,163,494	76,651	5,469,809	16,231,815	21,701,624	4,542,265	17,159,359	12,983,136	2008
MOORESVILLE CROSSING	12,013,727	30,604,173	(295,147)	11,625,801	30,696,951	42,322,752	8,068,515	34,254,238	-	2007
PLEASANT VALLEY PROMENADE	5,208,885	20,885,792	13,535,376	5,208,885	34,421,168	39,630,053	16,881,569	22,748,485	-	1993
WAKEFIELD COMMONS III	6,506,450	-	(4,116,390)	1,380,306	1,009,754	2,390,060	425,643	1,964,417	-		2001
WAKEFIELD CROSSINGS	3,413,932	-	(3,017,960)	336,236	59,737	395,973	4,305	391,668	-		2001
EDGEWATER PLACE	3,150,000	-	6,686,943	2,055,771	7,781,173	9,836,943	2,549,404	7,287,540	-		2003
BRENNAN STATION	7,749,751	20,556,891	(993,662)	6,321,923	20,991,057	27,312,979	2,807,266	24,505,714	8,356,244	2011
BRENNAN STATION OUTPARCEL	627,906	1,665,576	(93,482)	450,232	1,749,768	2,200,000	220,281	1,979,719	-	2011
CLOVERDALE PLAZA	540,667	719,655	6,540,090	540,667	7,259,745	7,800,412	3,523,753	4,276,659	4,619,745		1969
SORENSEN PARK PLAZA	5,104,294	-	30,727,693	3,791,319	32,040,667	35,831,987	4,028,576	31,803,411	-		2005
LORDEN PLAZA	8,872,529	22,548,382	447,882	8,883,004	22,985,789	31,868,793	5,781,376	26,087,417	25,180,156	2008
WEBSTER SQUARE	11,683,145	41,708,383	3,898,653	11,683,145	45,607,036	57,290,181	1,520,841	55,769,340	-	2014
ROCKINGHAM MALL-SHAWS LAND PCL	2,660,915	10,643,660	12,040,300	3,148,715	22,196,160	25,344,875	10,283,950	15,060,924	16,987,862	2008
SHOP RITE PLAZA	2,417,583	6,364,094	1,593,432	2,417,583	7,957,527	10,375,109	6,703,467	3,671,643	-		1985
MARLTON PLAZA	-	4,318,534	104,215	-	4,422,749	4,422,749	2,040,097	2,382,651	-	1996
CINNAMINSON SHOPPING CENTER	652,123	2,608,491	1,635,917	344,929	4,551,602	4,896,531	2,789,493	2,107,038	-	1996
HILLVIEW SHOPPING CENTER	16,007,647	32,607,423	-	16,007,647	32,607,423	48,615,070	846,871	47,768,199	26,518,136	2014
GARDEN STATE PAVILIONS	7,530,709	10,801,949	1,241,388	7,530,709	12,043,337	19,574,046	2,875,941	16,698,106	-	2011
CLARK SHOPRITE 70 CENTRAL AVE	3,496,673	11,693,769	(687,442)	13,959,593	543,407	14,503,000	140,931	14,362,069	-	2013
COMMERCE CENTER WEST	385,760	1,290,080	160,534	793,595	1,042,779	1,836,374	146,477	1,689,897	-	2013
COMMERCE CENTER EAST	1,518,930	5,079,690	1,753,865	7,235,196	1,117,289	8,352,485	99,631	8,252,854	-	2013
BALLY'S & RITEAID 140 CENTRAL	3,170,465	10,602,845	(43,391)	5,288,714	8,441,205	13,729,919	511,817	13,218,103	-	2013
EAST WINDSOR VILLAGE	9,335,011	23,777,978	63,800	9,335,011	23,841,778	33,176,789	4,577,949	28,598,839	-	2008
HILLSBOROUGH PROMENADE	11,886,809	-	(6,880,755)	5,006,054	-	5,006,054	-	5,006,054	-		2001
HOLMDEL TOWNE CENTER	10,824,624	43,301,494	6,270,439	10,824,624	49,571,933	60,396,556	15,500,802	44,895,755	-	2002
HOLMDEL COMMONS II	16,537,556	38,759,952	3,413,848	16,537,556	42,173,800	58,711,356	14,559,140	44,152,216	18,250,289	2004
PLAZA AT HILLSDALE	7,601,596	6,994,196	361,829	7,601,596	7,356,025	14,957,621	206,008	14,751,613	6,373,510	2014
MAPLE SHADE	-	9,957,611	(13,506)	-	9,944,104	9,944,104	1,045,074	8,899,031	-	2009
PLAZA AT SHORT HILLS	20,155,471	11,061,984	130,236	20,155,471	11,192,221	31,347,692	712,712	30,634,980	10,404,089	2014
NORTH BRUNSWICK PLAZA	3,204,978	12,819,912	21,573,552	3,204,978	34,393,464	37,598,442	15,630,063	21,968,379	-	1994
PISCATAWAY TOWN CENTER	3,851,839	15,410,851	692,255	3,851,839	16,103,106	19,954,945	6,995,110	12,959,835	10,337,257	1998
RIDGEWOOD S.C.	450,000	2,106,566	1,015,675	450,000	3,122,241	3,572,241	1,489,477	2,082,764	-	1993
UNION CRESCENT III-BEST BUY	7,895,483	3,010,640	28,918,366	8,696,579	31,127,911	39,824,489	9,183,119	30,641,371	-	2007
WESTMONT PLAZA	601,655	2,404,604	10,803,761	601,655	13,208,365	13,810,020	5,493,254	8,316,766	-	1994
WILLOWBROOK PLAZA	15,320,436	40,996,874	(949,221)	15,320,436	40,047,653	55,368,089	9,767,694	45,600,395	-	2009
PLAZA PASEO DEL-NORTE	4,653,197	18,633,584	2,039,707	4,653,197	20,673,291	25,326,488	8,721,172	16,605,316	-	1998
WARM SPRINGS PROMENADE	7,226,363	19,109,946	2,591,393	7,226,363	21,701,339	28,927,702	6,122,329	22,805,373	-	2009
DEL MONTE PLAZA	2,489,429	5,590,415	538,239	2,210,000	6,408,083	8,618,084	2,362,517	6,255,567	3,142,741	2006
D'ANDREA MARKETPLACE	11,556,067	29,435,364	(264,352)	11,556,067	29,171,012	40,727,079	5,719,951	35,007,129	13,162,890	2007
KEY BANK BUILDING	1,500,000	40,486,755	(0)	1,500,000	40,486,755	41,986,755	15,145,260	26,841,495	4,383,315	2006
BRIDGEHAMPTON COMMONS-W&E SIDE	1,811,752	3,107,232	25,473,731	1,858,188	28,534,527	30,392,715	17,600,084	12,792,632	-		1972
OCEAN PLAZA	564,097	2,268,768	8,468	564,097	2,277,236	2,841,333	685,078	2,156,255	-	2003
KINGS HIGHWAY	2,743,820	6,811,268	1,338,513	2,743,820	8,149,781	10,893,601	2,781,585	8,112,016	-	2004
HOMEPORT - RALPH AVE	4,414,466	11,339,857	3,136,639	4,414,467	14,476,497	18,890,963	4,202,989	14,687,974	-	2004
BELLMORE S.C.	1,272,269	3,183,547	913,692	1,272,269	4,097,239	5,369,508	1,193,447	4,176,061	-	2004
MARKET AT BAY SHORE	12,359,621	30,707,802	2,552,934	12,359,621	33,260,736	45,620,357	9,910,717	35,709,640	12,000,000	2006
KEY FOOD - ATLANTIC AVE	2,272,500	5,624,589	515,023	4,808,822	3,603,290	8,412,112	235,843	8,176,269	-	2012
KING KULLEN PLAZA	5,968,082	23,243,404	5,401,020	5,980,130	28,632,376	34,612,506	11,497,083	23,115,423	-	1998
PATHMARK SHOPPING CENTER	6,714,664	17,359,161	526,939	6,714,664	17,886,100	24,600,764	5,224,830	19,375,934	-	2006
BIRCHWOOD PLAZA COMMACK	3,630,000	4,774,791	274,673	3,630,000	5,049,464	8,679,464	1,518,437	7,161,027	-	2007
ELMONT S.C.	3,011,658	7,606,066	2,751,121	3,011,658	10,357,187	13,368,845	2,950,622	10,418,223	-	2004
ELMSFORD CENTER 1	4,134,273	1,193,084	-	4,134,273	1,193,084	5,327,357	47,368	5,279,989	-	2013
ELMSFORD CENTER 2	4,076,403	15,598,504	287,918	4,076,403	15,886,422	19,962,825	744,122	19,218,703	-	2013
FRANKLIN SQUARE S.C.	1,078,541	2,516,581	3,861,816	1,078,541	6,378,397	7,456,937	1,743,245	5,713,693	-	2004
KISSENA BOULEVARD SHOPPING CTR	11,610,000	2,933,487	18,818	11,610,000	2,952,305	14,562,305	909,227	13,653,078	-	2007
SCOTIA CROSSING	110,002	-	-	110,002	-	110,002	-	110,002	-	2014
HAMPTON BAYS PLAZA	1,495,105	5,979,320	3,304,710	1,495,105	9,284,031	10,779,135	6,063,996	4,715,140	-	1989
HICKSVILLE PLAZA	3,542,739	8,266,375	1,962,085	3,542,739	10,228,460	13,771,199	3,154,909	10,616,290	-	2004
TURNPIKE PLAZA	2,471,832	5,839,416	125,480	2,471,832	5,964,896	8,436,728	1,387,516	7,049,212	-	2011
JERICHO COMMONS SOUTH	12,368,330	33,071,495	247,072	12,368,330	33,318,567	45,686,897	7,857,163	37,829,735	10,879,015	2007
501 NORTH BROADWAY	-	1,175,543	168,384	-	1,343,927	1,343,927	627,187	716,741	-	2007
MERRY LANE (PARKING LOT)	1,485,531	1,749	539	1,485,531	2,288	1,487,819	301	1,487,517	-	2007
FAMILY DOLLAR UNION TURNPIKE	909,000	2,249,775	230,747	1,056,709	2,332,813	3,389,522	243,658	3,145,864	-	2012
LITTLE NECK PLAZA	3,277,254	13,161,218	4,397,150	3,277,253	17,558,368	20,835,622	4,962,020	15,873,601	-	2003
KEY FOOD - 21ST STREET	1,090,800	2,699,730	(164,800)	1,669,153	1,956,577	3,625,730	105,104	3,520,626	-	2012
MANHASSET CENTER	4,567,003	19,165,808	31,215,571	3,471,939	51,476,443	54,948,382	20,852,172	34,096,210	-	1999
MANHASSET CENTER(residential)	950,000		-	950,000	-	950,000	-	950,000	-	2012
MASPETH QUEENS-DUANE READE	1,872,013	4,827,940	931,187	1,872,013	5,759,126	7,631,139	1,758,704	5,872,435	-	2004
NORTH MASSAPEQUA S.C.	1,880,816	4,388,549	563,246	1,625,898	5,206,713	6,832,611	1,781,701	5,050,910	-	2004
MINEOLA SHOPPING CENTER	4,150,000	7,520,692	(407,329)	4,150,000	7,113,364	11,263,364	1,699,076	9,564,288	-	2007
BIRCHWOOD PARK	3,507,162	4,126	121,538	3,507,406	125,421	3,632,827	654	3,632,172	-	2007
SMITHTOWN PLAZA	3,528,000	7,364,098	292,668	3,528,000	7,656,766	11,184,766	1,566,372	9,618,394	-	2009
MANETTO HILL PLAZA	263,693	584,031	9,795,009	263,693	10,379,040	10,642,733	5,707,110	4,935,622	-		1969
SYOSSET S.C.	106,655	76,197	1,553,836	106,655	1,630,033	1,736,688	1,056,476	680,212	-		1990
RICHMOND S.C.	2,280,000	9,027,951	11,412,579	2,280,000	20,440,530	22,720,530	10,409,009	12,311,521	-	1989
GREENRIDGE - OUT PARCEL	2,940,000	11,811,964	5,878,902	3,148,424	17,482,442	20,630,866	5,613,162	15,017,705	-	1997
FNC STATEN ISLAND PLAZA	5,600,744	6,788,460	(1,588,858)	5,600,744	5,199,602	10,800,346	480,977	10,319,368	-	2005
HYLAN PLAZA	28,723,536	38,232,267	34,004,820	28,723,536	72,237,088	100,960,623	22,268,067	78,692,557	-	2006
FOREST AVENUE PLAZA	4,558,592	10,441,408	155,848	4,558,592	10,597,256	15,155,848	3,330,984	11,824,864	-	2005
INDEPENDENCE PLAZA	12,279,093	34,813,852	117,472	12,279,093	34,931,324	47,210,417	414,095	46,796,322	32,656,925	2014
KEY FOOD - CENTRAL AVE.	2,787,600	6,899,310	(394,910)	2,603,321	6,688,679	9,292,000	374,670	8,917,330	-	2012
WHITE PLAINS S.C.	1,777,775	4,453,894	1,918,406	1,777,775	6,372,300	8,150,074	1,992,461	6,157,613	-	2004
CHAMPION FOOD SUPERMARKET	757,500	1,874,813	(24,388)	2,241,118	366,807	2,607,925	53,904	2,554,021	-	2012
SHOPRITE S.C.	871,977	3,487,909	-	871,977	3,487,909	4,359,886	1,958,950	2,400,936	-	1998
ROMAINE PLAZA	782,459	1,825,737	588,133	782,459	2,413,870	3,196,329	448,118	2,748,211	-	2005
BEAVERCREEK PLAZA	635,228	3,024,722	4,282,441	635,228	7,307,163	7,942,391	4,928,357	3,014,034	-	1986
OLENTANGY PLAZA	764,517	1,833,600	2,340,830	764,517	4,174,430	4,938,947	3,792,598	1,146,349	-	1988
KENT CENTER	2,261,530	-	(1,434,789)	747,828	78,913	826,741	65,874	760,867	-	1995
TOPS PLAZA	626,818	3,712,045	35,000	626,818	3,747,045	4,373,862	2,867,187	1,506,675	-	1999
HIGH PARK CTR RETAIL	3,783,875	-	(2,342,306)	921,704	519,865	1,441,569	-	1,441,569	-		2001
OREGON TRAIL CENTER	5,802,422	12,622,879	448,082	5,802,422	13,070,961	18,873,383	3,992,901	14,880,482	-	2009
POWELL VALLEY JUNCTION	5,062,500	3,152,982	(2,690,840)	2,035,125	3,489,518	5,524,642	1,239,424	4,285,219	-	2009
MCMINNVILLE PLAZA	4,062,327	-	984,452	4,062,327	984,452	5,046,779	49,822	4,996,958	-		2006
HOSPITAL GARAGE & MED. OFFICE	-	30,061,177	59,094	-	30,120,271	30,120,271	7,336,025	22,784,246	-	2004
SUBURBAN SQUARE	70,679,871	166,351,381	5,177,378	71,279,871	170,928,759	242,208,630	42,988,797	199,219,834	-	2007
CHIPPEWA PLAZA	2,881,525	11,526,101	153,289	2,881,525	11,679,391	14,560,916	4,522,581	10,038,335	4,070,899	2000
CARNEGIE PLAZA	-	3,298,908	17,747	-	3,316,655	3,316,655	1,275,637	2,041,019	-	1999
CENTER SQUARE SHOPPING CENTER	731,888	2,927,551	1,318,843	731,888	4,246,394	4,978,282	2,504,821	2,473,461	-	1996
WAYNE PLAZA	6,127,623	15,605,012	319,188	6,135,670	15,916,154	22,051,824	3,043,914	19,007,909	13,422,189	2008
CHAMBERSBURG CROSSING	9,090,288	-	26,422,967	8,790,288	26,722,967	35,513,255	5,922,971	29,590,284	-		2006
DEVON VILLAGE	4,856,379	25,846,910	4,378,945	4,856,379	30,225,855	35,082,234	2,806,261	32,275,973	-	2012
POCONO PLAZA	1,050,000	2,372,628	1,474,271	1,050,000	3,846,899	4,896,899	3,091,267	1,805,632	-		1973
RIDGE PIKE PLAZA	1,525,337	4,251,732	3,100,364	1,525,337	7,352,097	8,877,433	1,479,018	7,398,415	-	2008
ACME SUPERMARKET S.C.	176,666	4,895,360	-	176,666	4,895,360	5,072,026	1,882,831	3,189,195	-	1999
WHITELAND TOWN CENTER	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,376,200	2,283,239	-	1996
EASTWICK WELLNESS CENTER	889,001	2,762,888	3,074,728	889,001	5,837,616	6,726,617	2,570,380	4,156,238	-	1997
HARRISBURG EAST SHOPPING CTR.	452,888	6,665,238	6,524,356	3,002,888	10,639,594	13,642,482	8,061,006	5,581,475	-	2002
HAMBURG WELLNESS CENTER	439,232	-	2,023,428	494,982	1,967,677	2,462,660	644,524	1,818,136	1,835,495		2000
TOWNSHIP LINE S.C.	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,376,200	2,283,239	-	1996
NORRITON SQUARE	686,134	2,664,535	3,842,548	774,084	6,419,133	7,193,217	4,537,665	2,655,552	-	1984
NEW KENSINGTON S.C	521,945	2,548,322	781,570	521,945	3,329,892	3,851,837	2,987,164	864,673	-	1986
FRANKFORD AVENUE S.C.	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,376,200	2,283,239	-	1996
WEXFORD PLAZA	6,413,635	9,774,600	8,336,827	6,349,690	18,175,372	24,525,062	3,197,569	21,327,494	-	2010
CROSSROADS PLAZA	788,761	3,155,044	12,773,089	976,439	15,740,455	16,716,894	9,122,267	7,594,627	9,001,648	1986
SPRINGFIELD S.C.	919,998	4,981,589	11,295,550	920,000	16,277,137	17,197,137	7,778,593	9,418,544	-	1983
SHREWSBURY SQUARE S.C.	8,066,107	16,997,997	(1,656,097)	6,410,009	16,997,997	23,408,007	647,992	22,760,015	-	2014
CENTURY III MALL	1,468,342	-	85,239	1,468,342	85,239	1,553,580	2,202	1,551,378	-	1986
WHITEHALL MALL	-	5,195,577	-	-	5,195,577	5,195,577	2,442,366	2,753,211	-	1996
WYNNEWOOD	15,042,165	-	159,278	15,201,443	-	15,201,443	-	15,201,443	-		2014
WEST MARKET ST. PLAZA	188,562	1,158,307	41,711	188,562	1,200,019	1,388,581	1,160,740	227,840	-	1986
REXVILLE TOWN CENTER	24,872,982	48,688,161	6,819,781	25,678,064	54,702,859	80,380,923	26,186,213	54,194,711	-	2006
PLAZA CENTRO - COSTCO	3,627,973	10,752,213	1,538,764	3,866,206	12,052,744	15,918,950	5,995,551	9,923,399	-	2006
PLAZA CENTRO - MALL	19,873,263	58,719,179	7,951,800	19,408,112	67,136,129	86,544,241	32,672,168	53,872,073	-	2006
PLAZA CENTRO - RETAIL	5,935,566	16,509,748	2,539,287	6,026,070	18,958,531	24,984,601	9,316,292	15,668,309	-	2006
PLAZA CENTRO - SAM'S CLUB	6,643,224	20,224,758	2,327,441	6,520,090	22,675,333	29,195,423	21,334,869	7,860,554	-	2006
LOS COLOBOS - BUILDERS SQUARE	4,404,593	9,627,903	1,364,158	4,461,145	10,935,510	15,396,655	7,795,622	7,601,033	-	2006
LOS COLOBOS - KMART	4,594,944	10,120,147	729,128	4,402,338	11,041,880	15,444,219	8,108,207	7,336,012	-	2006
LOS COLOBOS I	12,890,882	26,046,669	3,374,075	13,613,375	28,698,251	42,311,627	14,345,544	27,966,082	-	2006
LOS COLOBOS II	14,893,698	30,680,556	5,707,100	15,142,300	36,139,054	51,281,355	17,115,737	34,165,617	-	2006
WESTERN PLAZA - MAYAQUEZ ONE	10,857,773	12,252,522	1,279,762	11,241,993	13,148,064	24,390,058	7,148,603	17,241,455	-	2006
WESTERN PLAZA - MAYAGUEZ TWO	16,874,345	19,911,045	1,814,204	16,872,647	21,726,947	38,599,594	11,816,196	26,783,398	-	2006
MANATI VILLA MARIA SC	2,781,447	5,673,119	1,523,630	2,606,588	7,371,608	9,978,196	3,693,844	6,284,352	-	2006
PONCE TOWN CENTER	14,432,778	28,448,754	5,288,858	14,903,024	33,267,366	48,170,390	12,122,304	36,048,086	-	2006
TRUJILLO ALTO PLAZA	12,053,673	24,445,858	4,207,010	12,289,288	28,417,254	40,706,542	15,433,436	25,273,105	-	2006
MARSHALL PLAZA	1,886,600	7,575,302	1,962,567	1,886,600	9,537,869	11,424,469	4,391,457	7,033,012	-	1998
ST. ANDREWS CENTER	730,164	3,132,092	18,701,529	730,164	21,833,621	22,563,785	8,197,639	14,366,146	-		1978
WESTWOOD PLAZA	1,744,430	6,986,094	4,270,591	1,744,430	11,256,685	13,001,115	5,210,087	7,791,028	-	1995
GALLERY SC	2,209,812	8,850,864	1,319,204	2,209,811	10,170,069	12,379,880	4,403,460	7,976,420	-	1997
CHERRYDALE POINT	5,801,948	32,055,019	1,578,531	5,801,948	33,633,550	39,435,498	6,266,868	33,168,630	-	2009
WOODRUFF SHOPPING CENTER	3,110,439	15,501,117	1,182,533	3,465,199	16,328,890	19,794,089	1,936,862	17,857,227	-	2010
FOREST PARK	1,920,241	9,544,875	115,949	1,920,241	9,660,824	11,581,064	829,459	10,751,606	-	2012
OLD TOWNE VILLAGE	-	4,133,904	3,130,712	-	7,264,616	7,264,616	5,702,557	1,562,059	-		1978
HICKORY RIDGE COMMONS	596,347	2,545,033	(2,404,809)	683,820	52,750	736,571	18,373	718,198	-	2000
CENTER OF THE HILLS	2,923,585	11,706,145	976,542	2,923,585	12,682,687	15,606,272	5,669,474	9,936,798	9,504,786	2008
ARLINGTON CENTER	3,160,203	2,285,378	490,738	3,160,203	2,776,116	5,936,320	1,050,759	4,885,560	-	1997
DOWLEN TOWN CENTER-II	2,244,581	-	(722,251)	484,828	1,037,502	1,522,330	130,547	1,391,783	-		2002
GATEWAY STATION	1,373,692	28,145,158	27,589	1,374,880	28,171,558	29,546,438	2,266,614	27,279,824	-	2011
BAYTOWN VILLAGE S.C.	500,422	2,431,651	790,598	500,422	3,222,249	3,722,671	1,352,349	2,370,322	-	1996
BROWNSVILLE TOWNE CENTER	8,678,107	-	25,971,206	7,943,925	26,705,388	34,649,313	3,806,819	30,842,493	-		2005
ISLAND GATE PLAZA	-	944,562	3,713,781	-	4,658,343	4,658,343	1,469,567	3,188,776	-	1997
ISLAND GATE PLAZA	4,343,000	4,723,215	513,575	4,343,000	5,236,790	9,579,790	825,275	8,754,515	-	2011
PRESTON LEBANON CROSSING	13,552,180	-	26,376,826	12,163,694	27,765,312	39,929,006	4,143,527	35,785,479	-		2006
LAKE PRAIRIE TOWN CROSSING	7,897,491	-	27,671,718	6,783,464	28,785,745	35,569,209	3,964,706	31,604,503	-		2006
CENTER AT BAYBROOK	6,941,017	27,727,491	9,334,996	6,928,120	37,075,384	44,003,504	13,448,991	30,554,513	-	1998
CYPRESS TOWNE CENTER	6,033,932	-	1,601,808	2,251,666	5,384,074	7,635,740	542,655	7,093,085	-		2003
ATASCOCITA COMMONS SHOP.CTR.	16,322,636	54,587,066	544,867	16,099,004	55,355,565	71,454,569	2,324,207	69,130,362	29,257,986	2013
TOMBALL CROSSINGS	8,517,427	28,484,450	114,708	7,964,894	29,151,691	37,116,585	1,698,446	35,418,139	-	2013
SHOPS AT VISTA RIDGE	3,257,199	13,029,416	1,717,627	3,257,199	14,747,043	18,004,242	5,945,193	12,059,050	-	1998
VISTA RIDGE PLAZA	2,926,495	11,716,483	2,049,044	2,926,495	13,765,528	16,692,022	5,882,035	10,809,987	-	1998
VISTA RIDGE PLAZA	2,276,575	9,106,300	1,317,829	2,276,575	10,424,129	12,700,704	4,253,118	8,447,586	-	1998
SOUTH PLAINS PLAZA	1,890,000	7,555,099	429,355	1,890,000	7,984,454	9,874,454	3,391,694	6,482,760	-	1998
LAKE JACKSON	1,562,328	4,144,212	-	1,562,328	4,144,212	5,706,540	766,120	4,940,420	-	2012
KROGER PLAZA	520,340	2,081,356	1,306,697	520,340	3,388,053	3,908,393	1,586,167	2,322,226	-	1995
PARKER PLAZA - FEE	7,846,946	-	-	7,846,946	-	7,846,946	-	7,846,946	-		2005
ACCENT PLAZA	500,414	2,830,835	-	500,414	2,830,835	3,331,249	1,319,331	2,011,918	-	1996
SOUTHLAKE OAKS PHASE II-480 W.	3,011,260	7,703,844	(15,491)	3,019,951	7,679,663	10,699,613	2,315,047	8,384,566	6,021,169	2008
WOODBRIDGE SHOPPING CENTER	2,568,705	6,813,716	60,806	2,568,705	6,874,522	9,443,227	667,659	8,775,568	-	2012
GRAND PARKWAY MARKETPLACE	25,363,548	-	143,568	25,507,115	-	25,507,115	-	25,507,115	-		2014
WESTHEIMER PLAZA	500,422	2,001,687	325,191	500,422	2,326,878	2,827,300	994,410	1,832,890	-	1996
BURKE TOWN PLAZA	-	43,240,068	-	-	43,240,068	43,240,068	1,509,822	41,730,246	-	2014
SOUTHPARK S.C.	125,376	3,476,073	2,217,311	125,376	5,693,384	5,818,760	1,526,202	4,292,558	-	1999
OLD TOWN PLAZA	4,500,000	41,569,735	(12,974,433)	3,110,888	29,984,414	33,095,302	4,354,368	28,740,934	-	2007
SKYLINE VILLAGE	10,145,283	28,764,045	-	10,145,283	28,764,045	38,909,329	492,448	38,416,881	29,697,018	2014
WESTPARK CENTER	82,544	2,289,288	280,600	82,544	2,569,889	2,652,432	869,787	1,782,645	-	1999
BURLINGTON COAT CENTER	670,500	2,751,375	130,641	670,500	2,882,016	3,552,516	1,386,299	2,166,217	-	1995
TOWNE SQUARE	8,499,373	24,302,141	512,093	8,499,373	24,814,234	33,313,607	415,794	32,897,813	25,710,177	2014
VALLEY VIEW SHOPPING CENTER	3,440,018	8,054,004	922,790	3,440,018	8,976,794	12,416,812	2,584,068	9,832,744	-	2004
POTOMAC RUN PLAZA	27,369,515	48,451,209	305,956	27,369,515	48,757,165	76,126,680	12,570,875	63,555,805	-	2008
AUBURN NORTH	7,785,841	18,157,625	1,074,174	7,785,841	19,231,799	27,017,641	5,775,639	21,242,002	-	2007
THE MARKETPLACE AT FACTORIA	60,502,358	92,696,231	2,354,321	60,502,358	95,050,553	155,552,911	7,803,614	147,749,297	56,857,908	2013
FRONTIER VILLAGE SHOPPING CTR.	10,750,863	35,191,222	96,299	10,750,863	35,287,521	46,038,384	3,111,365	42,927,020	31,643,060	2012
OLYMPIA WEST OUTPARCEL	360,000	799,640	100,360	360,000	900,000	1,260,000	56,241	1,203,759	-	2012
SILVERDALE PLAZA	3,875,013	32,148,487	86,050	3,755,613	32,353,937	36,109,550	2,844,561	33,264,989	24,394,731	2012
CHARLES TOWN PLAZA	602,000	3,725,871	11,278,885	602,000	15,004,756	15,606,756	9,362,187	6,244,570	-	1985
BLUE RIDGE	12,346,900	71,529,796	(28,003,901)	13,994,125	41,878,669	55,872,795	16,496,256	39,376,539	7,368,694	2005
MICROPROPERTIES	24,206,390	56,481,576	10,460,706	30,864,206	60,284,467	91,148,673	6,722,079	84,426,594	-	2012
KRC NORTH LOAN IV, INC.	23,516,663	-	(2,015,885)	21,500,778	-	21,500,778	-	21,500,778	-	2013
CHILE-VINA DEL MAR	11,096,948	720,781	45,117,456	13,501,473	43,433,712	56,935,185	2,891,239	54,043,945	36,650,616		2008
MEXICO-HERMOSILLO	11,424,531	-	(10,355,772)	1,068,759		1,068,759	-	1,068,759	-		2008
MEXICO-GIGANTE ACQ.	7,568,417	19,878,026	(11,908,947)	4,795,056	10,742,440	15,537,496	3,567,521	11,969,975	-	2007
MEXICO-MOTOROLA	47,272,528	-	(40,330,101)	6,942,427		6,942,427	-	6,942,427	-		2006
MEXICO-NON ADM BT-LOS CABOS	10,873,070	1,257,517	954,629	5,068,597	8,016,619	13,085,216	2,786,820	10,298,396	-	2007
MEXICO-PLAZA SORIANA	2,639,975	346,945	(100,696)	2,123,700	762,524	2,886,224	-	2,886,224	-	2007
MEXICO-TAPACHULA	13,716,428	-	(12,595,351)	1,121,076		1,121,076	-	1,121,076	-	2007
MEXICO-WALDO ACQ.	8,929,278	16,888,627	(24,120,215)	213,904	1,483,786	1,697,690	681,793	1,015,897	-	2007
BALANCE OF PORTFOLIO	1,907,178	65,127,203	(21,908,044)	1,918,491.90	43,207,845.06	45,126,336	32,787,696.57	12,338,639	-

TOTALS	2,535,549,532	6,092,869,128	1,391,823,000	2,446,951,825	7,571,273,950	10,018,225,775	1,955,405,720	8,062,820,055	1,428,130,972

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings....................15 to 50 years
Fixtures, building and leasehold improvements.................Terms of leases or useful lives, whichever is shorter
(including certain identified intangible assets)

The aggregate cost for Federal income tax purposes was approximately $8.6 billion at December 31, 2014.

The changes in total real estate assets for the years ended December 31, 2014, 2013 and 2012, are as follows:

	2014	2013	2012
Balance, beginning of period	$9,123,343,869	$8,947,286,646	$8,771,256,852
Acquisitions	548,553,619	475,108,219	411,166,315
Improvements	134,921,993	107,411,806	85,801,777
Transfers from (to) unconsolidated joint ventures	1,065,330,540	317,995,154	212,231,319
Sales	(781,200,981)	(559,328,593)	(503,767,086)
Assets held for sale	-	(77,664,078)	(9,845,065)
Adjustment of fully depreciated asset	(8,628,954)	(4,780,841)	(21,711,782)
Adjustment of property carrying values	(32,935,408)	(69,463,649)	(34,121,504)
Change in exchange rate	(31,158,903)	(13,220,795)	36,275,820
Balance, end of period	$10,018,225,775	$9,123,343,869	$8,947,286,646

The changes in accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Balance, beginning of period	$1,878,680,836	$1,745,461,577	$1,693,089,989
Depreciation for year	256,088,382	243,011,431	248,426,786
Transfers (to) unconsolidated joint ventures	-	-	(8,390,550)
Sales	(167,458,882)	(96,915,316)	(161,515,292)
Adjustment of fully depreciated asset	(8,628,954)	(4,780,841)	(21,711,782)
Assets held for sale	-	(7,351,096)	(6,582,611)
Change in exchange rate	(3,275,662)	(744,919)	2,145,037
Balance, end of period	$1,955,405,720	$1,878,680,836	$1,745,461,577

Reclassifications:

Certain Amounts in the Prior Period Have Been Reclassified in Order to Conform with the Current Period's Presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2014

(in thousands)

Type of Loan/Borrower	Description	Location (c)	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Amount of Mortgages or Maximum Available Credit (b)	Carrying Amount of Mortgages (b) (c)

Mortgage Loans:
Borrower A	Retail	Various, Mexico	TIIE rate + 3.25%	TIIE rate + 3.25%	8/16/2015	P& I	-	$34,268	$34,268
Borrower B	Retail	Various, Mexico	Libor + 2.5%	Libor + 2.5%	8/16/2015	P& I	-	15,000	15,000
Borrower C	Retail	Westport, CT	6.50%	6.50%	3/4/2033	I	-	5,014	5,014
Borrower D	Retail	Las Vegas, NV	12.00%	12.00%	5/14/2033	I	-	3,075	3,075
Borrower E	NonRetail	Toronto, ON	7.00%	7.00%	3/28/2018	P& I	-	3,513	2,972
Borrower F	Retail	Mexicali, Mexico	7.00%	7.00%	6/16/2015	I	-	2,718	2,718
Borrower G	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P& I	-	4,201	2,363
Borrower H	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P& I	-	3,966	2,355

Individually < 3%	(d)		(e)	(e)	(f)		-	8,550	5,754
								80,305	73,519
Other:

Individually < 3%			(g)	(g)	(h)			600	483

Capitalized loan costs								-	11

Total								$80,905	$74,013

(a) I = Interest only; P&I = Principal & Interest

(b) The instruments actual cash flows are denominated in U.S. dollars, Canadian Dollars and Mexican pesos as indicated by the geographic location above

(c) The aggregate cost for Federal income tax purposes is $74.0 million

(d) Comprised of six separate loans with original loan amounts ranging between $0.3 million and $2.2 million

(e) Interest rates range from 6.00% to 9.0%

(f) Maturity dates range from 4.5 years to 11.75 years

(g) Interest rate 2.28%

(h) Maturity date 4/1/2027

For a reconcilition of mortgage and other financing receivables from January 1, 2012 to December 31, 2014 see Note 10 of the Notes to Consolidated Financial Statements included in this annual report of Form 10K.

The Company feels it is not practicable to estimate the fair value of each receivable as quoted market prices are not available.

The cost of obtaining an independent valuation on these assets is deemed excessive considering the materiality of the total receivables.