Form 10-Q
period 2015-03-31
KIMCO REALTY CORP
filed 2015-05-07
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 22, 2015, the registrant had 412,752,614 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	March 31,	December 31,
	2015	2014
Assets:
Operating real estate, net of accumulated depreciation of $2,007,594 and $1,955,406, respectively	$9,357,990	$7,930,489
Investments and advances in real estate joint ventures	886,328	1,037,218
Real estate under development	133,894	132,331
Other real estate investments	248,099	266,157
Mortgages and other financing receivables	73,418	74,013
Cash and cash equivalents	220,977	187,322
Marketable securities	105,253	90,235
Accounts and notes receivable	178,367	172,386
Other assets	529,562	371,249
Total assets	$11,733,888	$10,261,400

Liabilities:
Notes payable	$3,679,237	$3,171,742
Mortgages payable	2,042,014	1,424,228
Dividends payable	111,357	111,143
Other liabilities	602,821	561,042
Total liabilities	6,435,429	5,268,155
Redeemable noncontrolling interests	91,527	91,480

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,959,100 shares 102,000 shares issued and outstanding (in series)
Aggregate liquidation preference $975,000	102	102
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 412,709,199 and 411,819,818 shares, respectively	4,127	4,118
Paid-in capital	5,767,838	5,732,021
Cumulative distributions in excess of net income	(809,849)	(1,006,578)
Accumulated other comprehensive income	50,956	45,122
Total stockholders' equity	5,013,174	4,774,785
Noncontrolling interests	193,758	126,980
Total equity	5,206,932	4,901,765
Total liabilities and equity	$11,733,888	$10,261,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Revenues
Revenues from rental properties	$275,506	$219,152
Management and other fee income	7,950	9,041

Total revenues	283,456	228,193

Operating expenses
Rent	3,554	3,305
Real estate taxes	36,072	29,350
Operating and maintenance	33,902	26,076
General and administrative expenses	32,705	37,121
Provision for doubtful accounts	2,297	1,452
Impairment charges	6,391	161
Depreciation and amortization	74,569	56,060
Total operating expenses	189,490	153,525

Operating income	93,966	74,668

Other income/(expense)
Mortgage financing income	1,136	1,699
Interest, dividends and other investment income	217	53
Other expense, net	(985)	(2,424)
Interest expense	(52,578)	(50,243)

Income from continuing operations before income taxes, equity in income of joint ventures, gain on change in control of interests and equity in income from other real estate investments	41,756	23,753

Provision for income taxes, net	(12,717)	(8,515)
Equity in income of joint ventures, net	97,550	53,261
Gain on change in control of interests, net	139,801	3,744
Equity in income of other real estate investments, net	14,369	3,353

Income from continuing operations	280,759	75,596

Discontinued operations
(Loss)/income from discontinued operating properties, net of tax	(15)	16,435
Impairment/loss on operating properties, net of tax	(60)	(5,508)
Gain on disposition of operating properties, net of tax	-	9,337
(Loss)/income from discontinued operations	(75)	20,264

Gain on sale of operating properties	32,055	-

Net income	312,739	95,860

Net income attributable to noncontrolling interests	(2,397)	(8,860)

Net income attributable to the Company	310,342	87,000

Preferred dividends	(14,573)	(14,573)

Net income available to the Company's common shareholders	$295,769	$72,427

Per common share:
Income from continuing operations:
-Basic	$0.72	$0.14
-Diluted	$0.71	$0.14
Net income attributable to the Company:
-Basic	$0.72	$0.18
-Diluted	$0.71	$0.18

Weighted average shares:
-Basic	410,433	408,367
-Diluted	415,396	409,444

Amounts attributable to the Company's common shareholders:
Income from continuing operations	$295,844	$58,776
(Loss)/income from discontinued operations	(75)	13,651
Net income	$295,769	$72,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,

	2015	2014

Net income	$312,739	$95,860
Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities, net	15,718	(3,678)
Change in unrealized loss on interest rate swaps	(352)	-
Change in foreign currency translation adjustment, net	(9,532)	(8,388)
Other comprehensive income/(loss)	5,834	(12,066)

Comprehensive income	318,573	83,794

Comprehensive income attributable to noncontrolling interests	(2,397)	(8,682)

Comprehensive income attributable to the Company	$316,176	$75,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2015 and 2014

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
Dividends ($0.225 per common share; $0.4313 per
Class H Depositary Share and $0.3750 per
Class I Depositary Share, and $0.3438 per
Class J Depositary Share. and $0.3516 per
Class K Depositary Share, respectively)	(106,937)	-	-	-	-	-	-	(106,937)	-	(106,937)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(18,979)	(18,979)
Issuance of common stock	-	-	-	-	697	7	11,444	11,451	-	11,451
Surrender of restricted stock	-	-	-	-	(123)	(1)	(2,838)	(2,839)	-	(2,839)
Exercise of common stock options	-	-	-	-	201	2	3,301	3,303	-	3,303
Amortization of equity awards	-	-	-	-	-	-	4,704	4,704	-	4,704
Balance, March 31, 2014	$(1,015,995)	$(76,870)	102	$102	410,506	$4,105	$5,705,869	$4,617,211	$125,119	$4,742,330

Balance, January 1, 2015	$(1,006,578)	$45,122	102	$102	411,820	$4,118	$5,732,021	$4,774,785	$126,980	$4,901,765

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	66,163	66,163

Comprehensive income:
Net income	310,342	-	-	-	-	-	-	310,342	2,397	312,739
Other comprehensive income, net of tax:								-
Change in unrealized gain on marketable securities	-	15,718	-	-	-	-	-	15,718	-	15,718
Change in unrealized loss on interest rate swaps	-	(352)	-	-	-	-	-	(352)	-	(352)
Change in foreign currency translation adjustment	-	(9,532)	-	-	-	-	-	(9,532)	-	(9,532)
								-
Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(1,522)	(1,522)
Dividends ($0.24 per common share; $0.4313 per
Class H Depositary Share and $0.3750 per
Class I Depositary Share, and $0.3438 per
Class J Depositary Share. and $0.3516 per
Class K Depositary Share, respectively)	(113,613)							(113,613)	-	(113,613)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(260)	(260)
Issuance of common stock	-	-	-	-	539	5	2,975	2,980	-	2,980
Surrender of restricted stock	-	-	-	-	(204)	(2)	(5,170)	(5,172)	-	(5,172)
Exercise of common stock options	-	-	-	-	554	6	10,252	10,258	-	10,258
Sale of interests in investments, net of tax of $16 million	-	-	-	-	-	-	23,336	23,336	-	23,336
Amortization of equity awards	-	-	-	-	-	-	4,424	4,424	-	4,424
Balance, March 31, 2015	$(809,849)	$50,956	102	$102	412,709	$4,127	$5,767,838	$5,013,174	$193,758	$5,206,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31

	2015	2014
Cash flow from operating activities:
Net income	$312,739	$95,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,569	61,666
Impairment charges	6,473	6,893
Equity award expense	8,394	8,139
Gain on sale of operating properties	(32,055)	(9,337)
Gains on change in control of interests	(139,801)	(3,744)
Equity in income of joint ventures, net	(97,550)	(53,261)
Equity in income from other real estate investments, net	(14,369)	(3,353)
Distributions from joint ventures and other real estate investments	93,560	68,691
Change in accounts and notes receivable	(5,981)	5,799
Change in accounts payable and accrued expenses	11,985	12,340
Change in other operating assets and liabilities	(1,424)	(8,180)
Net cash flow provided by operating activities	216,540	181,513

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(537,223)	(95,321)
Improvements to operating real estate	(29,888)	(21,990)
Improvements to real estate under development	(2,021)	(62)
Investment in marketable securities	-	(4,556)
Proceeds from sale of marketable securities	700	219
Investments and advances to real estate joint ventures	(29,720)	(18,988)
Reimbursements of investments and advances to real estate joint ventures	28,488	53,660
Investment in other real estate investments	(239)	(318)
Reimbursements of investments and advances to other real estate investments	17,946	3,245
Collection of mortgage loans receivable	292	6,949
Investment in other investments	(190,278)	-
Proceeds from sale of operating properties	81,037	71,336
Net cash flow used for investing activities	(660,906)	(5,826)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(49,286)	(72,839)
Principal payments on rental property debt	(7,155)	(5,690)
Proceeds under unsecured revolving credit facility, net	40,000	132,288
Proceeds from issuance of unsecured term loan/notes	1,000,000	-
Repayments under unsecured term loan/notes	(500,000)	-
Financing origination costs	(7,894)	(5,844)
Contributions from noncontrolling interests, net	105,498	-
Dividends paid	(113,400)	(106,762)
Proceeds from issuance of stock	10,258	3,303
Net cash flow provided by/(used for) financing activities	478,021	(55,544)

Change in cash and cash equivalents	33,655	120,143

Cash and cash equivalents, beginning of period	187,322	148,768
Cash and cash equivalents, end of period	$220,977	$268,911

Interest paid during the period (net of capitalized interest of $1,134 and $297, respectively)	$37,564	$30,979

Income taxes paid during the period	$4,055	$9,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and Subsidiaries, (the “Company”). The Company’s Subsidiaries includes subsidiaries which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K for the year ended December 31, 2014 (“10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements (see Footnote 8).

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended March 31,
	2015	2014
Computation of Basic Earnings Per Share:
Income from continuing operations	$280,759	$75,596
Gain on sale of operating properties	32,055	-
Net income attributable to noncontrolling interests	(2,397)	(8,860)
Discontinued operations attributable to noncontrolling interests	-	6,613
Preferred stock dividends	(14,573)	(14,573)
Income from continuing operations available to the common shareholders	295,844	58,776
Earnings attributable to unvested restricted shares	(1,341)	(422)
Income from continuing operations attributable to common shareholders	294,503	58,354
(Loss)/income from discontinued operations attributable to the Company	(75)	13,651
Net income attributable to the Company’s common shareholders for basic earnings per share	$294,428	$72,005

Weighted average common shares outstanding	410,433	408,367

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.72	$0.14
Income from discontinued operations	-	0.04
Net income	$0.72	$0.18

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$294,503	$58,354
(Loss)/income from discontinued operations attributable to the Company	(75)	13,651
Distributions on convertible units	817	-
Net income attributable to the Company’s common shareholders for diluted earnings per share	$295,245	$72,005

Weighted average common shares outstanding – basic	410,433	408,367
Effect of dilutive securities (a):
Equity awards	3,393	1,077
Assumed conversion of convertible units	1,570	-
Shares for diluted earnings per common share	415,396	409,444

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.71	$0.14
Income from discontinued operations	-	0.04
Net income	$0.71	$0.18

(a)

For the three months ended March 31, 2014, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.  Additionally, there were 6,857,810 and 10,905,076 stock options that were not dilutive at March 31, 2015 and 2014, respectively.

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

New Accounting Pronouncements –

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company elected to early adopt ASU 2015-03 beginning in its fiscal year 2015 (see Footnote 9). The adoption of ASU 2015-03 did not have a material impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter, early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material effect on the Company’s consolidated financial statements.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The amendments in ASU 2014-08 are effective for fiscal years beginning after December 15, 2014. The Company adopted ASU 2014-08 beginning January 1, 2015 and appropriately applied the guidance prospectively to disposals of its operating properties. Prior to January 1, 2015, properties identified as held-for-sale and/or disposed of were presented in discontinued operations for all periods presented. The adoption and implementation of this ASU resulted in the operations of certain current period dispositions in the ordinary course of business to be classified within continuing operations on the Company’s Condensed Consolidated Statements of Income. The adoption did not have an impact on the Company’s financial position or cash flows. The disclosures required by this ASU have been incorporated in the notes included herein.

2. Operating Property Activities

Acquisitions -

During the three months ended March 31, 2015, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash*	Debt Assumed	Other	Total	GLA**
Elmont Plaza	Elmont, NY (1)	Jan-15	$2,400	$-	$3,358	$5,758	13
Garden State Pavilion Parcel	Cherry Hill, NJ	Jan-15	16,300	-	-	16,300	111
Kimstone Portfolio (39 properties)	Various (2)	Feb-15	513,513	637,976	236,011	1,387,500	5,631
Copperfield Village	Houston, TX	Feb-15	18,700	20,800	-	39,500	165
Snowden Square Parcel	Columbia, MD	Mar-15	4,868	-	-	4,868	25
Dulles Town Crossing Parcel	Sterling, VA	Mar-15	4,830	-	-	4,830	9
Flagler Park S.C.	Miami, FL	Mar-15	1,875	-	-	1,875	5
			$562,486	$658,776	$239,369	$1,460,631	5,959

* Includes 1031 sales proceeds of $31.7 million

** Gross leasable area ("GLA")

(1)

The Company acquired from its partner the remaining ownership interest in a property that was held in a joint venture in which the Company had a 50.0% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, recognized a loss on change in control of interest of $0.2 million resulting from the fair value adjustment associated with the Company’s previously held equity interest, which is reflected in the purchase price above in Other.

(2)	The Company acquired from its partner the remaining ownership interest in 39 properties that were held in a joint venture in which the Company had a 33.3% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain on change in control of interest of $140.0 million resulting from the fair value adjustment associated with the Company’s previously held equity interest, which is reflected in the purchase price above in Other.

The purchase price for these acquisitions has been preliminarily allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price allocations and related accounting will be finalized after the Company’s valuation studies are complete. The aggregate purchase price of the properties acquired during the three months ended March 31, 2015, has been preliminarily allocated as follows (in thousands):

Land	$395,363
Buildings	830,647
Above Market Rents	31,620
Below Market Rents	(65,711)
In-Place Leases	147,483
Building Improvements	118,563
Tenant Improvements	21,602
Mortgage Fair Value Adjustment	(21,573)
Other Assets	2,637
$1,460,631

Dispositions –

During the three months ended March 31, 2015, the Company disposed of 39 operating properties and three land parcels, in separate transactions, for an aggregate sales price of $96.5 million. These transactions resulted in an aggregate gain of $32.1 million, and aggregate impairment charges of $0.6 million.

During the three months ended March 31, 2015, the Company classified as held-for-sale five operating properties. The aggregate book value of these properties was $7.6 million, net of accumulated depreciation of $0.4 million, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.  The book value of these properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized. The Company’s determination of the fair value of these properties was based upon executed contracts of sale with third parties.

Upon the adoption of ASU 2014-08 on January 1, 2015, operations of properties held for sale and operating properties sold during the current period that were not previously classified as held for sale and/or reported as discontinued operations are reported in income from continuing operations as they do not represent a strategic shift that has or will have a major effect on our operations and financial results. Prior to the adoption of ASU 2014-08, the Company reported the operations and financial results of properties held for sale and operating properties sold as Discontinued operations in the Company’s Condensed Consolidated Statements of Income.

Impairment Charges -

During the three months ended March 31, 2015, the Company recognized aggregate impairment charges of $6.4 million which are included in Impairment charges under Operating expenses on the Company’s Condensed Consolidated Statements of Income. These impairment charges consist of (i) $0.5 million related to the sale of certain operating properties, as discussed above, and (ii) $5.9 million related to an adjustment to the carrying value of one property which the Company has decided to market for sale as part of its active capital recycling program and as such has adjusted the anticipated hold period for such property. The Company’s estimated fair value on this property was determined based upon an estimated sales price. (See Footnote 11 for fair value disclosure).

3. Discontinued Operations

During 2014 and prior to the Company’s adoption of ASU 2014-08 on January 1, 2015, as further discussed in Note 2, operations of properties held-for-sale and assets sold during the period were classified as discontinued operations. The results of these discontinued operations are included as a separate component of income on the Condensed Consolidated Statements of Income under the caption “Discontinued operations”.  This reporting has resulted in certain reclassifications of 2014 financial statement amounts. Since adoption of ASU 2014-08 individual property dispositions including dispositions during the current period will no longer qualify as a discontinued operation under the new guidance.

The components of income and expense relating to discontinued operations for the three months ended March 31, 2015 and 2014 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2014 and the operations for the applicable period for assets classified as held-for-sale as of December 31, 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Discontinued operations:
Revenues from rental property	$124	$30,549
Rental property expenses	(49)	(6,939)
Depreciation and amortization	-	(5,606)
Provision for doubtful accounts, net	(57)	(537)
Interest expense, net	-	(393)
Other expense, net	(12)	(184)
Income from discontinued operating properties, before income taxes	6	16,890
Impairment of property carrying value, net, before income taxes	(82)	(6,732)
Gain on disposition of operating properties, net, before income taxes	-	9,337
Benefit for income taxes, net	1	769
(Loss)/income from discontinued operating properties	(75)	20,264
Net income attributable to noncontrolling interests	-	(6,613)
(Loss)/income from discontinued operations attributable to the Company	$(75)	$13,651

4. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at March 31, 2015 and December 31, 2014 (in millions, except number of properties):

	As of March 31, 2015					As of December 31, 2014
Venture	Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2) (3)	15.0%	59	10.3	$2,695.7	$173.7	15.0%	60	10.6	$2,728.9	$178.6
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	54	11.5	1,491.2	151.4	48.6%	54	11.5	1,488.2	152.1
Kimstone (2) (4)	-	-	-	-	-	33.3%	39	5.6	1,098.7	98.1
BIG Shopping Centers (2)	50.1%	6	1.0	151.6	-	50.1%	6	1.0	151.6	-
The Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	7	2.4	508.8	191.2	55.0%	7	2.4	504.0	188.9
SEB Immobilien (2)	15.0%	3	0.4	85.9	2.4	15.0%	3	0.4	86.0	2.5
Other Institutional Programs (2)	Various	50	1.4	327.8	8.4	Various	50	1.4	327.8	8.5
RioCan (5)	50.0%	42	8.8	1,017.6	124.2	50.0%	45	9.3	1,205.8	159.8
Latin America	Various	11	0.1	83.6	23.3	Various	13	0.1	91.2	24.4
Other Joint Venture Programs (6)	Various	58	9.5	1,353.7	211.7	Various	60	9.5	1,401.2	224.3
Total		290	45.4	$7,715.9	$886.3		337	51.8	$9,083.4	$1,037.2

The table below presents the Company’s share of net income/(loss) for the above investments which is included in the Company’s Condensed Consolidated Statements of Income in Equity in income of joint ventures, net for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
KimPru and KimPru II (3)	$1.2	$2.6
KIR	7.5	6.8
Kimstone (4)	0.7	(1.5)
BIG Shopping Centers	0.1	0.7
CPP	2.5	1.5
SEB Immobilien	0.1	0.3
Other Institutional Programs	0.1	0.9
RioCan (5)	60.6	7.8
Latin America (8) (9)	(1.0)	30.6
Other Joint Venture Programs (7)	25.8	3.6
Total	$97.6	$53.3

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

(3)

During the three months ended March 31, 2015, KimPru II sold an operating property in North Lauderdale, FL for a sales price of $23.2 million and recognized a loss of $0.6 million. The Company’s share of this loss was $0.1 million.

(4)

During the three months ended March 31, 2015, the Company purchased the remaining 66.7% interest in the 39-property Kimstone portfolio from Blackstone for a gross purchase price of $1.4 billion, including the assumption of $638.0 million in mortgage debt.

(5)

During the three months ended March 31, 2015, the Company sold its noncontrolling interest in three properties and a land parcel to its partner, RioCan, for a total sales price of CAD $238.1 million (USD $190.7 million). The Company recognized a gain of $53.5 million, before income taxes, associated with the transaction.

(6)	During the three months ended March 31, 2015, the Company acquired one property from a joint venture in which the Company had a noncontrolling interest for a total sales price of $5.8 million.
(7)

During June 2013, the Intown portfolio was sold and the Company maintained its guarantee on a portion of debt that was assumed by the buyer at closing. The transaction resulted in a deferred gain to the Company of $21.7 million due to the Company’s continued involvement through its guarantee of the debt. On February 24, 2015, the outstanding debt balance was fully repaid by the buyer and as such, the Company was relieved of its related commitments and guarantee. As a result, the Company recognized the deferred gain of $21.7 million during the three months ended March 31, 2015.

(8)

During the three months ended March 31, 2015, a joint venture in which the Company holds a noncontrolling interest recognized aggregate impairment charges of $2.6 million relating to the pending sale of various land parcels. The Company’s share of these impairment charges was $1.3 million.

(9)

During the three months ended March 31, 2014, the Company sold its noncontrolling interest in six operating properties located throughout Mexico for a sales price of $106.7 million. The Company recognized a gain of $28.4 million, before income taxes, associated with the transaction.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2015 and December 31, 2014 (dollars in millions):

	As of March 31, 2015			As of December 31, 2014
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$919.2	5.53%	20.1	$920.0	5.53%	23.0
KIR	862.6	4.92%	66.9	860.7	5.04%	61.9
Kimstone	-	-	-	701.3	4.45%	28.7
BIG Shopping Centers	144.8	5.51%	19.1	144.6	5.52%	22.0
CPP	111.5	5.07%	12.5	112.0	5.05%	10.1
SEB Immobilien	50.0	4.07%	32.7	50.0	4.06%	35.7
Other Institutional Programs	222.6	5.47%	17.8	222.9	5.47%	20.8
RioCan	545.9	4.23%	36.9	640.5	4.29%	39.9
Other Joint Venture Programs	888.7	5.37%	55.2	921.9	5.31%	58.6
Total	$3,745.3			$4,573.9

* Average Remaining Term includes extension options.

5. Other Real Estate Investments and Other Assets

Preferred Equity Capital -

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity Program. As of March 31, 2015, the Company’s net investment under the Preferred Equity Program was $227.2 million relating to 443 properties, including 385 net leased properties.  During the three months ended March 31, 2015, the Company earned $5.6 million from its preferred equity investments.  During the three months ended March 31, 2014, the Company earned $7.8 million from its preferred equity investments, including $2.2 million in profit participation earned from one capital transaction.

Kimsouth -

Kimsouth Realty Inc. (“Kimsouth”) is a wholly-owned subsidiary of the Company. KRS AB Acquisition, LLC (the “ABS Venture”) is a wholly owned subsidiary of Kimsouth that has a noncontrolling interest in AB Acquisition, LLC (“AB Acquisition”) a joint venture which owns Albertson’s Inc. (“Albertson’s”) and NAI Group Holdings Inc. (“NAI”). During January 2015, two new noncontrolling members were admitted into the ABS Venture. Although the Company admitted these new members, the Company continues to hold a controlling interest in the ABS Venture and thus will continue to consolidate this entity. Shortly thereafter, the Company contributed $85.3 million and the two members contributed an aggregate $105.0 million to the ABS Venture which was subsequently contributed to AB Acquisition to facilitate the acquisition of Safeway Inc. (“Safeway”). As a result of this transaction the ABS Venture now holds a combined 14.35% interest in AB Acquisition of which the Company holds a combined 9.8% ownership interest. The combined company of Albertson’s, NAI and Safeway operates 2,230 grocery stores across 34 states.

The Company continues to consolidate the ABS Venture as there was no change in control following the admission of the members described above. As such, the Company recorded (i) the gross investment in Safeway of $190.3 million in Other assets on the Company’s Condensed Consolidated Balance Sheets and will account for this investment under the cost method of accounting (ii) a noncontrolling interest of $65.0 million and (iii) an increase in Paid-in capital of $24.0 million, net of a deferred tax effect of $16.0 million, representing the amount contributed by the newly admitted members in excess of their proportionate share of the historic book value of the net assets of ABS Venture.

Leveraged Lease –

The Company held a 90% equity participation interest in a leverage lease of 11 properties which were encumbered by third-party non-recourse debt of $11.2 million. During the three months ended March 31, 2015, the Company sold its leveraged lease interest for a gross sales price of $22.0 million and recognized a gain of $2.1 million in connection with the transaction, which is included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

6. Variable Interest Entities (‘VIE”)

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at March 31, 2015, is an entity that is a VIE, for which the Company is the primary beneficiary. This entity was established to develop real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership and management of the property. This entity was deemed a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest.

At March 31, 2015, total assets of this ground-up development VIE were $77.8 million and total liabilities were $0.2 million. The classification of these assets is primarily within Real estate under development and the classification of liabilities is primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for this ground-up development VIE, aggregating $32.8 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at March 31, 2015, is an unconsolidated joint venture, which holds a VIE for which the Company is not the primary beneficiary. This entity was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction, as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have a controlling financial interest.

The Company’s investment in this VIE was $37.4 million as of March 31, 2015, which is included in Investments and advances in real estate joint ventures in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $37.4 million, which primarily represents the Company’s current investment. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at March 31, 2015, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of March 31, 2015, the Company’s investment in this VIE was a negative $7.4 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $7.4 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

7. Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of March 31, 2015, the Company had a total of 16 loans aggregating $73.4 million all of which were identified as performing loans.

8. Marketable Securities and Other Investments

At March 31, 2015, the Company’s investment in marketable securities was $105.3 million, which includes an aggregate unrealized gain of $61.9 million relating to marketable equity security investments. During April 2015, the Company sold 6.4 million shares of its Supervalu Inc. common stock for an aggregate price of $58.6 million. As a result of this transaction, the Company will recognize a realized gain of approximately $32.4 million during the second quarter ended June 30, 2015.

9. Notes and Mortgages Payable

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning in its fiscal year 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its Notes Payable and Mortgages Payable to all periods presented. Unamortized debt issuance costs of $27.8 million and $3.8 million are included in Notes Payable and Mortgages Payable, respectively, as of March 31, 2015, and $20.4 million and $3.9 million of unamortized debt issuance costs are included in Notes Payable and Mortgages Payable, respectively, as of December 31, 2014 (previously included in Other assets on the Company’s Condensed Consolidated Balance Sheets).

Notes Payable -

During January 2015, the Company entered into a new $650.0 million unsecured term loan (“Term Loan”) which is scheduled to mature in January 2017 (with three one-year extension options at the Company’s discretion) and accrues interest at a spread (currently 0.95%) to LIBOR or at the Company’s option at a base rate as defined per the agreement (1.13% at March 31, 2015). The proceeds from the Term Loan were used to repay the prior $400.0 million term loan, which was scheduled to mature in April 2015 (with two additional one-year extension options) and bore interest at LIBOR plus 105 basis points, and for general corporate purposes. Pursuant to the terms of the credit agreement for the Term Loan, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. The Company was in compliance with all of the covenants as of March 31, 2015.

During March 2015, the Company issued $350.0 million of 30-year Senior Unsecured Notes at an interest rate of 4.25% payable semi-annually in arrears which are scheduled to mature in April 2045. The Company used the net proceeds from the issuance of $342.7 million, after the underwriting discount and related offering costs, for general corporate purposes including to pre-fund near-term debt maturities and partially reduce borrowings under the Company’s revolving credit facility.

Additionally, during the three months ended March 31, 2015, the Company repaid its $100 million 4.904% senior unsecured notes, which matured in February 2015.

Mortgages Payable -

During the three months ended March 31, 2015, the Company (i) assumed $680.4 million of individual non-recourse mortgage debt relating to the acquisition of 34 operating properties, including an increase of $21.6 million associated with fair value debt adjustments and (ii) paid off $49.4 million of mortgage debt that encumbered five operating properties.

10. Redeemable Noncontrolling Interests

Redeemable noncontrolling interests includes amounts related to partnership units issued by consolidated subsidiaries of the Company in connection with certain property acquisitions.  Partnership units which are determined to be mandatorily redeemable under the FASB’s Distinguishing Liabilities from Equity guidance are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Condensed Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented on the Company’s Condensed Consolidated Statements of Income.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Balance at January 1,	$91,480	$86,153
Issuance of redeemable partnership interests	-	4,943
Fair market value adjustment, net	-	225
Other	47	(2)
Balance at March 31,	$91,527	$91,319

11. Fair Value Measurements

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable securities (1)	$105,253	$105,108	$90,235	$90,035

Notes payable (2)	$3,679,237	$3,836,369	$3,171,742	$3,313,936

Mortgages payable (3)	$2,042,014	$2,103,356	$1,424,228	$1,481,138

(1)

As of March 31, 2015 and December 31, 2014, the Company determined that $102.7 million and $87.7 million, respectively, of the Marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $2.4 million and $2.3 million, respectively, were classified within Level 3 of the fair value hierarchy.

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

The table below presents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2015	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$102,732	$102,732	$-	$-
Liabilities:
Interest rate swaps	$1,756	$-	$1,756	$-

	Balance at December 31, 2014	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$87,659	$87,659	$-	$-
Liabilities:
Interest rate swaps	$1,404	$-	$1,404	$-

Assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014, are as follows (in thousands):

	Balance at March 31, 2015	Level 1	Level 2	Level 3

Real estate	$11,000	$-	$-	$11,000

	Balance at December 31, 2014	Level 1	Level 2	Level 3

Real estate	$80,270	$-	$-	$80,270

During the three months ended March 31, 2015, the Company recognized impairment charges related to adjustments to property carrying values of $6.5 million of which $0.1 million, before noncontrolling interests and income taxes, is included in discontinued operations. During the three months ended March 31, 2014, the Company recognized impairment charges of $6.9 million of which $6.7 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of $6.8 million related to adjustments to property carrying values and $0.1 million related to other investments.

The Company’s estimated fair values, as it relates to property carrying values were primarily based upon estimated sales prices from third party offers based on signed contracts, appraisals or letters of intent for which the Company does not have access to the unobservable inputs used to determine these estimated fair values.

Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 2 for additional discussion regarding impairment charges).

12. Preferred Stock

The Company’s outstanding Preferred Stock is detailed below:

As of March 31, 2015 and December 31, 2014
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

13. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014
Acquisition of real estate interests by assumption of mortgage debt	$20,800	$89,718
Acquisition of real estate interests by issuance of redeemable units/partnership interest	$-	$4,943
Acquisition of real estate interests through proceeds held in escrow	$31,738	$-
Proceeds held in escrow through sale of real estate interests	$13,855	$14,885
Issuance of restricted common stock	$2,980	$11,451
Surrender of restricted common stock	$(5,172)	$(2,839)
Declaration of dividends paid in succeeding period	$111,357	$104,670
Consolidation of Joint Ventures:
Increase in real estate and other assets	$897,476	$30,912
Increase in mortgages payable	$637,976	$23,269

14. Incentive Plans

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

The Company recognized expenses associated with its equity awards of $8.4 million and $8.1 million for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, the Company had $32.2 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.4 years.

15. Accumulated Other Comprehensive Income (“AOCI”)

The following table displays the change in the components of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Unrealized Gain/(Loss) on Interest Rate Swaps	Total
Balance as of January 1, 2015	$329	$46,197	$(1,404)	$45,122
Other comprehensive income before reclassifications	(9,532)	15,718	(352)	5,834
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income	(9,532)	15,718	(352)	5,834
Balance as of March 31, 2015	$(9,203)	$61,915	$(1,756)	$50,956

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for-Sale Investments	Total
Balance as of January 1, 2014	$(90,977)	$25,995	$(64,982)
Other comprehensive income before reclassifications	(8,210)	(3,678)	(11,888)
Amounts reclassified from AOCI	-	-	-
Net current-period other comprehensive income	(8,210)	(3,678)	(11,888)
Balance as of March 31, 2014	$(99,187)	$22,317	$(76,870)

At March 31, 2015, the Company had a net $9.2 million, of unrealized cumulative foreign currency translation adjustment (“CTA”) losses relating to its foreign entity investments in Canada and Chile. The CTA is comprised of $6.5 million of unrealized gains relating to its Canadian investments and $15.7 million of unrealized losses relating to its Chilean investment. CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under generally accepted accounting principles in the United States (“GAAP”), the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio and as such, the Company may, in the near term, substantially liquidate its remaining investment in Chile, which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings.

16. Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the three months ended March 31, 2015. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, adjusted to give effect to these transactions at the beginning of 2014 and 2013, respectively.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been had the transactions occurred at the beginning of 2014 and 2013, respectively, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures).

	Three Months Ended March 31,
	2015	2014

Revenues from rental property	$283.4	$301.1
Net income	$148.4	$134.2
Net income available to the Company’s common shareholders	$131.4	$117.4

Net income available to the Company’s common shareholders per common share:
Basic	$0.32	$0.29
Diluted	$0.31	$0.28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates and managements’ ability to estimate the impact thereof, (vii) risks related to the Company’s international operations, (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities , and risks related to acquisitions not performing in accordance with our expectations, (ix) valuation and risks related to the Company’s joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common stock, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges, (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and the risk factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Accordingly, there is no assurance that the Company’s expectations will be realized.

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of March 31, 2015, the Company had interests in 745 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 108.4 million square feet of gross leasable area (“GLA”) and 494 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 11.4 million square feet of GLA, for a grand total of 1,239 properties aggregating 119.8 million square feet of GLA, located in 42 states, Puerto Rico, Canada, Mexico, and Chile.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s strategy is to be the premier owner and operator of neighborhood and community shopping centers through investments primarily in the U.S.  To achieve this strategy the Company is (i) striving to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, (ii) simplifying its business by reducing the number of joint venture investments and exiting Mexico and South America and (iii) pursuing redevelopment opportunities within its portfolio to increase overall value and certain development opportunities for long-term investment. The Company has an active capital recycling program and during the second quarter of 2014, the Company implemented a plan to accelerate the disposition of certain U.S. properties. This plan effectively shortened the Company’s anticipated hold period for these properties and as such caused the Company to recognize impairment charges on certain consolidated operating properties to reflect their estimated fair values. If the Company accepts sales prices for certain these assets that are less than their net carrying values, the Company could be required to take additional impairment charges and such amounts could be material. In order to execute the Company’s strategy, the Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers. The Company also has an institutional management business with domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers. In an effort to further its simplification strategy, the Company is actively pursuing opportunities to reduce its institutional management business through partner buy-outs, property acquisitions from institutional joint ventures and/or third party property sales.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
	(amounts in millions)
	2015	2014	Increase	% change

Revenues from rental property (1)	$275.5	$219.2	$56.3	25.7%

Rental property expenses: (2)
Rent	$3.6	$3.3	$0.3	9.1%
Real estate taxes	36.1	29.4	6.7	22.8%
Operating and maintenance	33.9	26.1	7.8	29.9%
	$73.6	$58.8	$14.8	25.2%

Depreciation and amortization (3)	$74.6	$56.1	$18.5	33.0%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2015 and 2014, providing incremental revenues for the three months ended March 31, 2015, of $21.0 million, as compared to the corresponding period in 2014 and (ii) an overall increase in the consolidated shopping center portfolio occupancy to 95.7% at March 31, 2015, as compared to 94.1% at March 31, 2014, the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the three months ended March 31, 2015, of $36.4 million, as compared to the corresponding period in 2014, partially offset by (iii) a decrease of $0.8 million in revenues from properties sold during 2015 and (iv) a decrease in revenues relating to the Company’s Latin America portfolio of $0.3 million for the three months ended March 31, 2015, as compared to the corresponding period in 2014.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee, (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the three months ended March 31, 2015, as compared to the corresponding period in 2014, primarily due to the acquisitions of properties during 2015 and 2014, partially offset by the disposition of properties in 2015 which resulted in (i) an increase in real estate taxes of $6.7 million, (ii) an increase in snow removal costs of $3.4 million, (iii) an increase in property services of $1.5 million (iv) an increase in repairs and maintenance costs of $1.2 million, (v) an increase in professional fees paid of $0.7 million, and (vi) an increase in utilities expense of $0.5 million.

(3)

Depreciation and amortization increased for the three months ended March 31, 2015, as compared to the corresponding period in 2014, primarily due to operating property acquisitions during 2015 and 2014, partially offset by property dispositions in 2015.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense and other company-specific expenses. General and administrative expenses decreased $4.4 million for the three months ended March 31, 2015, as compared to the corresponding period in 2014, primarily due to a decrease in severance costs of $3.7 million and employee related costs of $0.9 million.

During the three months ended March 31, 2015, the Company recognized impairment charges related to adjustments to property carrying values of $6.5 million of which $0.1 million, before noncontrolling interests and income taxes, is included in discontinued operations. During the three months ended March 31, 2014, the Company recognized impairment charges of $6.9 million of which $6.7 million, before noncontrolling interests, is included in discontinued operations. These impairment charges consist of $6.8 million related to adjustments to property carrying values and $0.1 million related to other investments. The adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Interest expense increased $2.3 million for the three months ended March 31, 2015, as compared to the corresponding periods in 2014.  This increase is primarily the result of higher levels of borrowings during the three months ended March 31, 2015, as compared to the corresponding periods in 2014, primarily relating to the acquisition of operating properties during 2015 and 2014.

Provision for income taxes, net increased $4.2 million for the three months ended March 31, 2015, as compared to the corresponding period in 2014. This increase is primarily due to an increase in tax expense relating to increased equity in income recognized in connection with the Company’s equity interest in the Albertson’s joint venture during the three months ended March 31, 2015.

Equity in income of joint ventures, net increased $44.3 million for the three months ended March 31, 2015, as compared to the corresponding period in 2014. This increase is primarily due to an increase in gains of $46.2 million resulting from the sale of properties within various joint venture investments, partially offset by, lower equity in income resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2015 and 2014.

During the three months ended March 31, 2015, the Company acquired 40 properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded a net gain on change in control of interests of $139.8 million related to the fair value adjustment associated with its previously held equity interests in these properties.

During the three months ended March 31, 2014, the Company acquired three properties from joint ventures in which the Company had a noncontrolling interest.  The Company recorded net gain on change in control of interests of $3.7 million related to the fair value adjustment associated with its previously held equity interests in these properties

Equity in income from other real estate investments, net increased $11.0 million for the three months ended March 31, 2015, as compared to the corresponding period in 2014. This increase is primarily due to (i) an increase in income of $10.8 million relating to the Albertson’s joint venture due to a decrease in equity losses recognized during the three months ended March 31, 2014 and the receipt of distributions in excess of the Company’s carrying basis during the three months ended March 31, 2015 and (ii) an increase in gains resulting from the sale of the Company’s leveraged lease portfolio of $2.1 million, partially offset by (iii) a decrease of $2.2 million in earnings from the Company’s Preferred Equity Program primarily resulting from the sale of the Company’s interests in certain preferred equity investments during 2014.

During the three months ended March 31, 2015, the Company disposed of 39 operating properties and three land parcels, in separate transactions, for an aggregate sales price of $96.5 million. These transactions resulted in an aggregate gain of $32.1 million and aggregate impairment charges of $0.6 million.

During the three months ended March 31, 2014, the Company disposed of three operating properties, in separate transactions, for an aggregate sales price of $98.5 million, including three operating properties in Mexico. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $9.3 million and aggregate impairment charges of $2.2 million, before noncontrolling interests.

Net income attributable to the Company was $310.3 million and $87.0 million for the three months ended March 31, 2015 and 2014, respectively. On a diluted per share basis, net income was $0.71 for the three month period ended March 31, 2015, as compared to $0.18 for the three month period ended March 31, 2014. These increases are primarily attributable to (i) incremental earnings due to the acquisition of operating properties during 2015 and 2014 and increased profitability from the Company’s operating properties, (ii) an increase in gains on sale of operating properties, (iii) an increase in gain on change in control of interests and (iv) an increase in equity in income of joint ventures, net and equity in income of other real estate investments, net, partially offset by (v) an increase in the tax provision relating to the increase in equity in income from the Albertson’s joint venture during 2015 and (vi) the disposition of properties during 2015 and 2014.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At March 31, 2015, the Company’s five largest tenants were TJX Companies, The Home Depot, Bed Bath & Beyond, Royal Ahold, and Wal-Mart, which represented 3.3%, 2.4%, 2.0%, 1.9% and 1.8%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility with bank commitments of $1.75 billion which can be increased to $2.25 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Net cash flow provided by operating activities	$216.5	$181.5
Net cash flow used for investing activities	$(660.9)	$(5.8)
Net cash flow provided by/(used for) financing activities	$478.0	$(55.5)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Cash flows provided by operating activities for the three months ended March 31, 2015, were $216.5 million, as compared to $181.5 million for the comparable period in 2014.  This increase of $35.0 million is primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2015 and 2014, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) operational distributions from the Company’s joint venture programs, partially offset by (v) changes in accounts and notes receivable and operating assets and liabilities due to timing of receipts and payments.

Investing Activities

Cash flows used for investing activities for the three months ended March 31, 2015, was $660.9 million, as compared to cash flows used for investing activities of $5.8 million for the comparable period in 2014. This change of $655.1 million resulted primarily from (i) an increase in acquisition of operating real estate of $441.9 million, (ii) an increase in investment in other investments of $190.3 million related to the Company’s KRS AB Acquisition, LLC joint venture investment in Safeway Inc., (iii) a decrease in reimbursements of investments and advances to real estate joint ventures of $25.2 million and (iv) an increase in investments and advances to real estate joint ventures of $10.7 million, partially offset by (v) an increase in reimbursements of investments and advances to other real estate investments of $14.7 million.

Acquisitions of Operating Real Estate and Other Related Net Assets

During the three months ended March 31, 2015 and 2014, the Company expended $537.2 million and $95.3 million, respectively, towards the acquisition of operating real estate properties. The Company’s strategy is to continue to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates expending approximately $1.1 billion to $1.3 billion for the acquisition of operating properties during 2015. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities, assumption of mortgage debt, if applicable, and availability under the Company’s revolving line of credit and term loan.

Improvements to Operating Real Estate -

During the three months ended March 31, 2015 and 2014, the Company expended $29.9 million and $22.0 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Redevelopment/renovations	$14,225	$8,740
Tenant improvements/tenant allowances	13,048	12,081
Other	2,615	1,169
Total	$29,888	$21,990

Additionally, during the three months ended March 31, 2015 and 2014, the Company capitalized interest of $1.1 million and $0.3 million, respectively, and capitalized payroll of $1.1 million and $0.4 million, respectively, in connection with the Company’s improvements of real estate.

During the three months ended March 31, 2015 and 2014, the Company capitalized personnel costs of $3.0 million and $3.7 million, respectively, to deferred leasing costs.

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

Ground-Up Development-

The Company is engaged in certain ground-up development projects, which will be held as long-term investments by the Company. As of March 31, 2015, the Company had in progress a total of four ground-up development projects located in the U.S. The Company anticipates its capital commitment toward these development projects during 2015 will be approximately $50 million to $100 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Investments and Advances to Real Estate Joint Ventures -

During the three months ended March 31, 2015, the Company expended $29.7 million for investments and advances to real estate joint ventures, primarily related to the repayment of mortgage debt and received $28.5 million from reimbursements of investments and advances to real estate joint ventures, including refinancing of debt and sales of properties.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2015, were $478.0 million, as compared to cash flows used by financing activities of $55.5 million for the comparable period in 2014.  This change of $533.5 million resulted primarily from (i) an increase in proceeds from issuance of unsecured term loan/notes of $1.0 billion, (ii) an increase in contributions from noncontrolling interests, net of $105.5 million relating to the joint venture investment in Safeway and (iii) a decrease in principal payments of $22.1 million, partially offset by, (iv) an increase in repayments under unsecured term loan/notes of $500.0 million and (v) a decrease in borrowings/repayments, net under the Company’s unsecured revolving credit facility of $92.3 million.

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

Debt maturities for the remainder of 2015 consist of: $433.7 million of consolidated debt; $249.3 million of unconsolidated joint venture debt and $55.7 million of debt on properties included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available.  The 2015 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s revolving credit facility (which at March 31, 2015, had $1.6 billion available) and debt refinancing.  The 2015 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its investment-grade debt ratings.   The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $10.2 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

During February 2015, the Company filed a shelf registration statement on Form S-3, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants. The Company, pursuant to this shelf registration statement may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

Additionally during February 2015, the Company established an at the market continuous offering program (the “ATM program”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the NYSE or otherwise (i) at market prices prevailing at the time of sale (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. As of March 31, 2015, the Company has $500.0 million available under this ATM program.

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2019. The Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points (1.11% as of March 31, 2015) on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian dollars, British Pounds Sterling, Japanese Yen or euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of March 31, 2015, the Credit Facility had a balance of $140.0 million outstanding and $1.0 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 3/31/15
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	44%
Total Priority Indebtedness to GAV	<35%	14%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.33x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.07x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of March 17, 2014, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2014.

During January 2015, the Company entered into a new $650.0 million unsecured term loan (“Term Loan’) which is scheduled to mature in January 2017, with three one-year extension options at the Company’s discretion, and accrues interest at a spread (currently 0.95%) to LIBOR or at the Company’s option at a base rate as defined per the agreement (1.13% at March 31, 2015). The proceeds from the Term Loan were used to repay the prior $400.0 million term loan, which was scheduled to mature in April 2015 with two additional one-year extension options and bore interest at LIBOR plus 105 basis points, and for general corporate purposes. Pursuant to the terms of the credit agreement for the Term Loan, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. The term loan covenants are similar to the Credit Facility covenants described above.

During March 2015, the Company issued $350.0 million of 30-year Senior Unsecured Notes at an interest rate of 4.25% payable semi-annually in arrears which are scheduled to mature in April 2045. The Company used the net proceeds from the issuance of $342.7 million, after the underwriting discount and related offering costs, for general corporate purposes including to pre-fund near-term debt maturities and partially reduce borrowings under the Company’s Credit Facility.

The Company’s supplemental indentures governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 3/31/15
Consolidated Indebtedness to Total Assets	<60%	42%
Consolidated Secured Indebtedness to Total Assets	<40%	15%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.7x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.6x

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

During the three months ended March 31, 2015, the Company repaid its $100 million 4.904% senior unsecured notes, which matured in February 2015.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects. As of March 31, 2015, the Company had over 380 unencumbered property interests in its portfolio.

During the three months ended March 31, 2015, the Company (i) assumed $680.4 million of individual non-recourse mortgage debt relating to the acquisition of 34 operating properties, including an increase of $21.6 million associated with fair value debt adjustments and (ii) paid off $49.4 million of mortgage debt that encumbered five operating properties.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the three months ended March 31, 2015 and 2014 were $113.4 million and $106.8 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  On February 4, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per common share payable to shareholders of record on April 6, 2015, which was paid on April 15, 2015. Additionally, on May 5, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per common share payable to shareholders of record on July 6, 2015, which is scheduled to be paid on July 15, 2015.

Funds from Operations

Funds From Operations (“FFO”) is a supplemental non-GAAP measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income/(loss) attributable to common shareholders computed in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding (i) gains or losses from sales of operating real estate assets and (ii) extraordinary items, plus (iii) depreciation and amortization of operating properties and (iv) impairment of depreciable real estate and in substance real estate equity investments and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect funds from operations on the same basis.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three months ended March 31, 2015 and 2014, is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Net income available to common shareholders	$295,769	$72,427
Gain on disposition of operating property, net of tax	(32,055)	(9,337)
Gain on disposition of joint venture operating properties and change in control of interests, net	(205,752)	(23,465)
Depreciation and amortization - real estate related	72,156	59,481
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	17,707	26,523
Impairment of operating properties, net of tax and noncontrolling interests	5,653	12,764
FFO	153,478	138,393
Transactional (income)/expense:
Profit participation from other real estate investments	(2,131)	(2,214)
Transactional losses from other real estate investments	-	3,497
Gains from land sales, net of tax	(2,854)	(357)
Acquisition costs, net of tax	736	1,525
Severance costs	-	1,433
Distributions in excess of Company’s investment basis, net of tax	(3,044)	-
Impairment of other investments	1,300	146
Mortgage receivable prepayment income	-	(1,127)
Other income, net	(310)	(476)
Total transactional (income)/expense, net	(6,303)	2,427
FFO as adjusted	$147,175	$140,820
Weighted average shares outstanding for FFO calculations:
Basic	410,433	408,367
Units	1,484	1,522
Dilutive effect of equity awards	3,393	2,952
Diluted	415,310 (1)	412,841 (1)

FFO per common share – basic	$0.37	$0.34
FFO per common share – diluted	$0.37 (1)	$0.34 (1)
FFO as adjusted per common share – basic	$0.36	$0.34
FFO as adjusted per common share – diluted	$0.36 (1)	$0.34 (1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $785 and $733 for the three months ended March 31, 2015 and 2014, respectively.

Combined same property net operating income (“Combined same property NOI”)

Combined same property NOI is a supplemental non-GAAP financial measure of real estate companies’ operating performance and should not be considered an alternative to net income in accordance with GAAP or as a measure of liquidity. Combined same property NOI is considered by management to be an important performance measure of the Company’s operations and management believes that it is frequently used by securities analysts and investors as a measure of the Company’s operating performance because it includes only the net operating income of properties that have been owned for the entire current and prior year reporting periods including those properties under redevelopment and excludes properties under development and pending stabilization. Properties are deemed stabilized at the earlier of (i) reaching 90% leased or (ii) one year following a projects inclusion in operating real estate. Combined same property NOI assists in eliminating disparities in net income due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of the Company's properties.

Combined same property NOI is calculated using revenues from rental properties (excluding straight-line rents, lease termination fees, above/below market rents and includes charges for bad debt) less operating and maintenance expense, real estate taxes and rent expense and the effect of foreign currency exchange rate movements plus the Company’s proportionate share of Combined same property NOI from unconsolidated real estate joint ventures, calculated on the same basis. The effect of foreign currency exchange rate movements is determined by using the current period exchange rate to translate from local currency into U.S. dollars for both periods.

Additionally, the Company presents U.S. Same Property Net Operating Income (“U.S. Same Property NOI”), which excludes the impact of foreign currency exchange rates and the Company’s Canadian operations from combined same property NOI. The Company provides U.S. Same Property NOI because it believes such measure is frequently used by securities analysts and investors as a valuable measure of period-to-period U.S. operating performance.

The Company’s method of calculating Combined same property NOI and U.S. Same Property NOI may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a reconciliation of the Company’s Income from continuing operations to Combined same property NOI and U.S. Same Property NOI (in thousands):

	Three Months Ended March 31,
	2015	2014
Income from continuing operations	$280,759	$75,596
Adjustments:
Management and other fee income	(7,950)	(9,041)
General and administrative expenses	32,705	37,121
Impairment of property carrying values	6,391	161
Depreciation and amortization	74,569	56,060
Other expense, net	52,210	50,915
Provision for income taxes, net	12,717	8,515
Gain on change in control of interests	(139,801)	(3,744)
Equity in income of other real estate investments, net	(14,369)	(3,353)
Non same property net operating income	(14,291)	2,274
Non-operational expense from joint ventures, net	(33,869)	29,709
Impact from foreign currency	-	(2,443)
Combined same property NOI	249,071	241,770
Canadian same property NOI	(19,870)	(19,653)
U.S. Same Property NOI	$229,201	$222,117

Combined same property NOI and U.S. Same Property NOI increased by $7.3 million or 3.0% and $7.1 million or 3.2%, respectively, for the three months ended March 31, 2015, as compared to the corresponding period in 2014. These increases are primarily the result of an increase of $6.8 million related to lease-up and rent commencements in the portfolio and an increase of $0.5 million in other property income.

Leasing Activity

During the three months ended March 31, 2015, the Company executed 284 leases totaling over 2.6 million square feet in the Company’s consolidated operating portfolio comprised of 99 new leases and 185 renewals and options. The leasing costs associated with these new leases are anticipated to aggregate $14.9 million or $21.95 per square foot. These costs include $11.4 million of tenant improvements and $3.5 million of leasing commissions. The average rent per square foot on new leases was $17.14 and on renewals and options was $13.89.

Tenant Lease Expirations

The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	208	536	$10,083	1.2%
2015	433	1,997	$29,800	3.6%
2016	868	6,457	$88,389	10.8%
2017	1,021	8,296	$117,114	14.2%
2018	874	6,747	$98,213	11.9%
2019	839	6,913	$98,480	12.0%
2020	580	5,515	$76,333	9.3%
2021	258	3,436	$41,545	5.1%
2022	251	2,621	$38,346	4.7%
2023	239	3,002	$42,529	5.2%
2024	243	3,073	$47,467	5.8%
2025	174	2,018	$27,930	3.4%

(1) Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of March 31, 2015, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD) and Chilean pesos (CLP) as indicated by geographic description (amounts are USD equivalent in millions).

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$177.8	$565.1	$556.2	$35.0	$3.3	$390.2	$1,727.6	$1,781.1
Average Interest Rate	5.31%	6.08%	5.80%	4.75%	5.29%	5.21%	5.69%

Variable Rate	$6.0	$136.8	$79.8	$55.9	$-	$-	$278.5	$281.7
Average Interest Rate	0.06%	1.87%	3.18%	2.58%	-	-	2.35%

Unsecured Debt
Fixed Rate	$249.9	$299.7	$290.3	$298.7	$298.6	$1,184.8	$2,622.0	$2,747.7
Average Interest Rate	5.45%	5.78%	5.70%	4.30%	6.88%	3.48%	4.65%

Variable Rate	$-	$-	$648.0	$134.4	$-	$-	$782.4	$785.8
Average Interest Rate	-	-	1.13%	1.08%	-	-	1.12%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$-	$-	$-	$117.9	$-	$156.9	$274.8	$302.9
Average Interest Rate	-	-	-	5.99%	-	3.86%	4.77%

Chilean Pesos Denominated

Secured Debt
Fixed Rate	$-	$-	$-	$-	$-	$35.9	$35.9	$40.6
Average Interest Rate	-	-	-	-	-	5.69%	5.69%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $2.7 million for the three months ended March 31, 2015, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments and respective cumulated translation adjustments (“CTA”) as of March 31, 2015.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents, CTA balances are shown in U.S. dollars:

Foreign Investment (in millions)
Country	Local Currency	US Dollars	CTA Gain/(Loss)
Mexican real estate investments (MXN)	570.4	$38.8	$-
Canadian real estate investments (CAD)	418.6	$330.2	$6.5
Chilean real estate investments (CLP)	32,670.8	$52.5	$(15.7)

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment result in a CTA, which is recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. The Company’s aggregate CTA net loss balance at March 31, 2015, is $9.2 million.

Under GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2013, the Company began selling properties within its Latin American portfolio and as such, the Company may, in the near term, substantially liquidate its remaining investment in Chile, which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings.

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On January 28, 2013, the Company received a subpoena from the Enforcement Division of the SEC in connection with an investigation, In the Matter of Wal-Mart Stores, Inc. (FW-3678), that the SEC Staff is currently conducting with respect to possible violations of the Foreign Corrupt Practices Act. The Company is cooperating with the SEC and the U.S. Department of Justice (“DOJ”), which is conducting a parallel investigation. At this point, we are unable to predict the duration, scope or result of the SEC or DOJ investigations.

The Company is not presently involved in any litigation, nor to its knowledge, is any litigation threatened against the Company or its subsidiaries, that in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties taken as a whole, or which is not covered by the Company's liability insurance.

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities During the three months ended March 31, 2015, the Company repurchased 165,994 shares in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. The Company expended approximately $4.4 million to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2015 – January 31, 2015	6,251	$26.32	-	$-
February 1, 2015 - February 28, 2015	159,743	$26.82	-	-
March 1, 2015 - March 31, 2015	-	$-	-	-
Total	165,994	$26.80	-	$-

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

10.1

Credit Agreement, dated as of January 30, 2015, among Kimco Realty Corporation, the several banks, financial institutions and other entities from time to time party thereto and PNC Bank, National Association, as administrative agent (filed with the Company’s Current Report on Form 8-K on February 5, 2015).

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

KIMCO REALTY CORPORATION

May 7, 2015	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

May 7, 2015	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer