Form 10-Q
period 2015-06-30
KIMCO REALTY CORP
filed 2015-08-03
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 21, 2015, the registrant had 413,135,419 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 (in thousands, except share information)

	June 30,	December 31,
	2015	2014
Assets:
Operating real estate, net of accumulated depreciation of $2,054,698 and $1,955,406, respectively	$9,290,447	$7,930,489
Investments and advances in real estate joint ventures	880,300	1,037,218
Real estate under development	136,235	132,331
Other real estate investments	240,725	266,157
Mortgages and other financing receivables	22,990	74,013
Cash and cash equivalents	145,832	187,322
Marketable securities	24,251	90,235
Accounts and notes receivable	177,768	172,386
Other assets	548,756	371,249
Total assets	$11,467,304	$10,261,400

Liabilities:
Notes payable	$3,768,945	$3,171,742
Mortgages payable	1,768,827	1,424,228
Dividends payable	111,455	111,143
Other liabilities	591,097	561,042
Total liabilities	6,240,324	5,268,155
Redeemable noncontrolling interests	91,466	91,480

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,959,100 shares 102,000 shares issued and outstanding (in series) Aggregate liquidation preference $975,000	102	102
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 413,119,292 and 411,819,818 shares, respectively	4,131	4,118
Paid-in capital	5,767,830	5,732,021
Cumulative distributions in excess of net income	(796,571)	(1,006,578)
Accumulated other comprehensive income	(1,906)	45,122
Total stockholders' equity	4,973,586	4,774,785
Noncontrolling interests	161,928	126,980
Total equity	5,135,514	4,901,765
Total liabilities and equity	$11,467,304	$10,261,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Revenues from rental properties	$289,080	$237,432	$564,586	$456,584
Management and other fee income	4,981	8,526	12,931	17,567

Total revenues	294,061	245,958	577,517	474,151

Operating expenses
Rent	3,012	3,498	6,566	6,802
Real estate taxes	36,700	30,722	72,772	60,072
Operating and maintenance	36,109	28,981	70,011	55,057
General and administrative expenses	29,307	28,773	62,012	65,893
Provision for doubtful accounts	1,107	1,741	3,404	3,193
Impairment charges	15,459	25,636	21,850	25,797
Depreciation and amortization	80,155	62,117	154,724	118,177
Total operating expenses	201,849	181,468	391,339	334,991

Operating income	92,212	64,490	186,178	139,160

Other income/(expense)
Mortgage financing income	916	428	2,052	2,127
Interest, dividends and other investment income	32,102	326	32,319	379
Other income/(expense), net	470	(483)	(515)	(2,912)
Interest expense	(56,130)	(52,469)	(108,708)	(102,711)

Income from continuing operations before income taxes, equity in income of joint ventures, gain on change in control of interests and equity in income from other real estate investments	69,570	12,292	111,326	36,043

Benefit/(provision) for income taxes, net	3,628	(940)	(9,089)	(9,441)
Equity in income of joint ventures, net	22,364	45,025	119,914	98,286
Gain on change in control of interests, net	-	65,598	139,801	69,343
Equity in income of other real estate investments, net	5,548	7,014	19,917	10,367

Income from continuing operations	101,110	128,989	381,869	204,598

Discontinued operations
Income/(loss) from discontinued operating properties, net of tax	-	8,016	(15)	24,437
Impairment/loss on operating properties, net of tax	-	(65,651)	(60)	(71,159)
Gain on disposition of operating properties, net of tax	-	20,207	-	29,545
Loss from discontinued operations	-	(37,428)	(75)	(17,177)

Gain on sale of operating properties, net of tax	26,499	389	58,554	389

Net income	127,609	91,950	440,348	187,810

Net income attributable to noncontrolling interests	(609)	(2,438)	(3,006)	(11,298)

Net income attributable to the Company	127,000	89,512	437,342	176,512

Preferred dividends	(14,573)	(14,573)	(29,146)	(29,147)

Net income available to the Company's common shareholders	$112,427	$74,939	$408,196	$147,365

Per common share:
Income from continuing operations:
-Basic	$0.27	$0.28	$0.99	$0.42
-Diluted	$0.27	$0.27	$0.98	$0.42
Net income attributable to the Company:
-Basic	$0.27	$0.18	$0.99	$0.36
-Diluted	$0.27	$0.18	$0.98	$0.36

Weighted average shares:
-Basic	411,317	408,902	411,057	408,636
-Diluted	413,086	413,344	413,148	410,409

Amounts attributable to the Company's common shareholders:
Income from continuing operations	$112,427	$113,182	$408,271	$171,971
Loss from discontinued operations	-	(38,243)	(75)	(24,606)
Net income	$112,427	$74,939	$408,196	$147,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$127,609	$91,950	$440,348	$187,810
Other comprehensive income:
Change in unrealized gain on marketable securities, net	(54,265)	11,789	(38,547)	8,111
Change in unrealized gain on interest rate swaps	406	-	55	-
Change in foreign currency translation adjustment, net	997	5,493	(8,536)	(2,896)
Other comprehensive (loss)/income	(52,862)	17,282	(47,028)	5,215

Comprehensive income	74,747	109,232	393,320	193,025

Comprehensive income attributable to noncontrolling interests	(609)	(2,441)	(3,006)	(11,123)

Comprehensive income attributable to the Company	$74,138	$106,791	$390,314	$181,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess of	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Net Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2014	$(996,058)	$(64,982)	102	$102	409,731	$4,097	$5,689,258	$4,632,417	$137,109	$4,769,526

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	2,313	2,313

Comprehensive income:
Net income	176,512	-	-	-	-	-	-	176,512	11,298	187,810
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	8,111	-	-	-	-	-	8,111	-	8,111
Change in foreign currency translation adjustment	-	(2,721)	-	-	-	-	-	(2,721)	(175)	(2,896)

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(3,224)	(3,224)
Dividends ($0.45 per common share; $0.8625 per	-	-	-	-	-	-	-	-	-	-
Class H Depositary Share and $0.7500 per	-	-	-	-	-	-	-	-	-	-
Class I Depositary Share, and $0.6875 per	-	-	-	-	-	-	-	-	-	-
Class J Depositary Share. and $0.7032 per	-	-	-	-	-	-	-	-	-	-
Class K Depositary Share, respectively)	(213,989)	-	-	-	-	-	-	(213,989)	-	(213,989)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(24,464)	(24,464)
Issuance of common stock	-	-	-	-	697	7	11,444	11,451	-	11,451
Surrender of restricted stock	-	-	-	-	(175)	(2)	(3,727)	(3,729)	-	(3,729)
Exercise of common stock options	-	-	-	-	766	8	12,328	12,336	-	12,336
Acquisition of noncontrolling interests	-	-	-	-	-	-	(53)	(53)	(766)	(819)
Amortization of equity awards	-	-	-	-	-	-	6,293	6,293	-	6,293
Balance, June 30, 2014	$(1,033,535)	$(59,592)	102	$102	411,019	$4,110	$5,715,543	$4,626,628	$122,091	$4,748,719

Balance, January 1, 2015	$(1,006,578)	$45,122	102	$102	411,820	$4,118	$5,732,021	$4,774,785	$126,980	$4,901,765

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	66,163	66,163

Comprehensive income:
Net income	437,342	-	-	-	-	-	-	437,342	3,006	440,348
Other comprehensive income, net of tax:								-
Change in unrealized gain on marketable securities	-	(38,547)	-	-	-	-	-	(38,547)	-	(38,547)
Change in unrealized loss on interest rate swaps	-	55	-	-	-	-	-	55	-	55
Change in foreign currency translation adjustment	-	(8,536)	-	-	-	-	-	(8,536)	-	(8,536)

Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(3,045)	(3,045)
Dividends ($0.48 per common share; $0.8625 per	-	-	-	-	-	-	-	-	-	-
Class H Depositary Share and $0.7500 per	-	-	-	-	-	-	-	-	-	-
Class I Depositary Share, and $0.6875 per	-	-	-	-	-	-	-	-	-	-
Class J Depositary Share. and $0.7032 per	-	-	-	-	-	-	-	-	-	-
Class K Depositary Share, respectively)	(227,335)	-	-	-	-	-	-	(227,335)	-	(227,335)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(6,093)	(6,093)
Issuance of common stock	-	-	-	-	781	8	480	488	-	488
Surrender of restricted stock	-	-	-	-	(214)	(2)	(5,290)	(5,292)	-	(5,292)
Exercise of common stock options	-	-	-	-	732	7	13,465	13,472	-	13,472
Sale of interests in investments, net of tax of $16 million	-	-	-	-	-	-	23,993	23,993	-	23,993
Acquisition of noncontrolling interests	-	-	-	-	-	-	(6,080)	(6,080)	(25,083)	(31,163)
Amortization of equity awards	-	-	-	-	-	-	9,241	9,241	-	9,241
Balance, June 30, 2015	$(796,571)	$(1,906)	102	$102	413,119	$4,131	$5,767,830	$4,973,586	$161,928	$5,135,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30
	2015	2014
Cash flow from operating activities:
Net income	$440,348	$187,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,724	129,296
Impairment charges	21,931	99,952
Equity award expense	12,154	11,216
Gain on sale of operating properties	(58,731)	(30,907)
Gain on sale of marketable securities	(32,435)	-
Gains on change in control of interests	(139,801)	(98,286)
Equity in income of joint ventures, net	(119,914)	(69,342)
Equity in income from other real estate investments, net	(19,917)	(10,367)
Distributions from joint ventures and other real estate investments	119,526	125,694
Change in accounts and notes receivable	(5,383)	2,178
Change in accounts payable and accrued expenses	(381)	(1,294)
Change in other operating assets and liabilities	(32,676)	(19,853)
Net cash flow provided by operating activities	339,445	326,097

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(586,321)	(362,160)
Improvements to operating real estate	(72,642)	(52,875)
Improvements to real estate under development	(4,362)	(107)
Investment in marketable securities	(257)	(4,556)
Proceeds from sale of marketable securities	59,318	219
Investments and advances to real estate joint ventures	(57,148)	(46,644)
Reimbursements of investments and advances to real estate joint ventures	62,269	113,757
Investment in other real estate investments	(458)	(1,372)
Reimbursements of investments and advances to other real estate investments	22,887	12,907
Collection of mortgage loans receivable	50,729	7,115
Investment in other investments	(190,278)	-
Proceeds from sale of operating properties	183,332	161,737
Net cash flow used for investing activities	(532,931)	(171,979)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(308,728)	(233,800)
Principal payments on rental property debt	(14,628)	(11,060)
Proceeds under unsecured revolving credit facility, net	125,000	143,060
Proceeds from issuance of unsecured term loan/notes	1,000,000	500,000
Repayments under unsecured term loan/notes	(500,000)	(294,570)
Financing origination costs	(8,903)	(11,911)
Contributions from noncontrolling interests	106,154	-
Redemption/distribution of noncontrolling interests	(33,348)	(1,059)
Dividends paid	(227,023)	(213,699)
Proceeds from issuance of stock	13,472	12,336
Net cash flow provided by/(used for) financing activities	151,996	(110,703)

Change in cash and cash equivalents	(41,490)	43,415

Cash and cash equivalents, beginning of period	187,322	148,768
Cash and cash equivalents, end of period	$145,832	$192,183

Interest paid during the period (net of capitalized interest of $2,424 and $737, respectively)	$112,582	$102,478

Income taxes paid during the period	$10,829	$10,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and Subsidiaries, (the “Company”). The Company’s Subsidiaries includes subsidiaries which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K for the year ended December 31, 2014 (“10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Computation of Basic Earnings Per Share:
Income from continuing operations	$101,110	$128,989	$381,869	$204,598
Gain on sale of operating properties, net of tax	26,499	389	58,554	389
Net income attributable to noncontrolling interests	(609)	(2,438)	(3,006)	(11,298)
Discontinued operations attributable to noncontrolling interests	-	815	-	7,429
Preferred stock dividends	(14,573)	(14,573)	(29,146)	(29,147)
Income from continuing operations available to the common shareholders	112,427	113,182	408,271	171,971
Earnings attributable to participating securities	(458)	(501)	(1,940)	(819)
Income from continuing operations attributable to common shareholders	111,969	112,681	406,331	171,152
Loss from discontinued operations attributable to the Company	-	(38,243)	(75)	(24,606)
Net income attributable to the Company’s common shareholders for basic earnings per share	$111,969	$74,438	$406,256	$146,546

Weighted average common shares outstanding	411,317	408,902	411,057	408,636

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.27	$0.28	$0.99	$0.42
Loss from discontinued operations	-	(0.10)	-	(0.06)
Net income attributable to the Company	$0.27	$0.18	$0.99	$0.36

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$111,969	$112,681	$406,331	$171,152
Loss from discontinued operations attributable to the Company	-	(38,243)	(75)	(24,606)
Distributions on convertible units	139	721	373	262
Net income attributable to the Company’s common shareholders for diluted earnings per share	$112,108	$75,159	$406,629	$146,808

Weighted average common shares outstanding – basic	411,317	408,902	411,057	408,636
Effect of dilutive securities (a): Equity awards	1,103	2,923	1,281	1,046
Assumed conversion of convertible units	666	1,519	810	727
Shares for diluted earnings per common share	413,086	413,344	413,148	410,409

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.27	$0.27	$0.98	$0.42
Loss from discontinued operations	-	(0.09)	-	(0.06)
Net income attributable to the Company	$0.27	$0.18	$0.98	$0.36

(a)	For the three and six months ended June 30, 2015 and 2014, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations. Additionally, there were 6,802,560 and 8,952,148 stock options that were not dilutive at June 30, 2015 and 2014, respectively.

The Company's unvested restricted share awards and convertible units (the “Participating securities”) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the Participating securities on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Participating securities based on dividends declared and the Participating securities rights in undistributed earnings.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact the adoption of ASU 2015-02 will have on the Company’s financial position or results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015 the FASB decided to delay the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

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

2. Operating Property Activities

Acquisitions -

During the six months ended June 30, 2015, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash*	Debt Assumed	Other	Total	GLA**
Elmont Plaza	Elmont, NY (1)	Jan-15	$2,400	$-	$3,358	$5,758	13
Garden State Pavilion Parcel	Cherry Hill, NJ	Jan-15	16,300	-	-	16,300	111
Kimstone Portfolio (39 properties)	Various (2)	Feb-15	513,513	637,976	236,011	1,387,500	5,631
Copperfield Village	Houston, TX	Feb-15	18,700	20,800	-	39,500	165
Snowden Square Parcel	Columbia, MD	Mar-15	4,868	-	-	4,868	25
Dulles Town Crossing Parcel	Sterling, VA	Mar-15	4,830	-	-	4,830	9
Flagler Park S.C.	Miami, FL	Mar-15	1,875	-	-	1,875	5
West Farms Parcel	New Britain, CT	Apr-15	6,200	-	-	6,200	24
Milleridge Inn	Jericho, NY	Apr-15	7,500	-	-	7,500	-
Woodgrove Festival Parcels	Woodridge, IL	Jun-15	5,611	-	-	5,611	12
			$581,797	$658,776	$239,369	$1,479,942	5,995

* The Company utilized $31.7 million associated with Internal Revenue Code §1031 sales proceeds.

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

The purchase price for these acquisitions has been preliminarily allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price allocations and related accounting will be finalized upon completion of the Company’s valuation studies. The aggregate purchase price of the properties acquired during the six months ended June 30, 2015, has been preliminarily allocated as follows (in thousands):

Land	$406,252
Buildings	836,417
Above Market Rents	31,659
Below Market Rents	(66,407)
In-Place Leases	148,435
Building Improvements	120,925
Tenant Improvements	21,761
Mortgage Fair Value Adjustment	(21,573)
Other Assets	2,637
Other Liabilities	(164)
$1,479,942

During the six months ended June 30, 2015, the Company acquired three land parcels, in separate transactions, for an aggregate purchase price of $30.0 million.

Additionally, during the six months ended June 30, 2015, the Company acquired the remaining interest in a previously consolidated joint venture for $30.5 million. The Company continues to consolidate this entity as there was no change in control from this transaction. The purchase of the remaining interest resulted in a decrease in noncontrolling interest of $25.0 million and a decrease of $5.4 million to the Company’s Paid-in capital.

Dispositions –

During the six months ended June 30, 2015, the Company disposed of 54 operating properties and four out parcels, in separate transactions, for an aggregate sales price of $191.1 million. These transactions resulted in an aggregate gain of $58.6 million, after income tax expense and aggregate impairment charges of $1.3 million.

During the six months ended June 30, 2015, the Company classified as held-for-sale 15 operating properties. The aggregate book value of these properties was $34.6 million, net of accumulated depreciation of $1.0 million, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.  The book value of these properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized. The Company’s determination of the fair value of these properties was based upon executed contracts of sale with third parties. Additionally, the Company reclassified $16.3 million in mortgage debt related to one of the properties classified as held-for-sale to Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

Impairment Charges -

During the six months ended June 30, 2015, the Company recognized aggregate impairment charges of $21.9 million which are included in Impairment charges under Operating expenses on the Company’s Condensed Consolidated Statements of Income. These impairment charges consist of (i) $1.3 million related to the sale of certain operating properties, as discussed above, (ii) $15.8 million related to adjustments to property carrying values for which the Company has decided to market for sale as part of its active capital recycling program and as such has adjusted the anticipated hold periods for such properties, (iii) $4.0 million primarily related to pending sale of an investment in other real estate investments and (iv) $0.8 million related to marketable debt securities investment. The Company’s estimated fair value on the properties pending disposition were determined based upon estimated sales price and appraisals. (See Footnote 11 for fair value disclosure).

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

The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2015 and 2014 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2014 and the operations for the applicable period for assets classified as held-for-sale as of December 31, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Discontinued operations:
Revenues from rental property	$-	$20,478	$124	$51,028
Rental property expenses	-	(5,961)	(49)	(12,900)
Depreciation and amortization	-	(5,513)	-	(11,119)
Provision for doubtful accounts, net	-	(209)	(57)	(746)
Interest expense, net	-	(388)	-	(781)
Other expense, net	-	52	(12)	(133)
Income from discontinued operating properties, before income taxes	-	8,459	6	25,349
Impairment of property carrying value, net, before income taxes	-	(67,423)	(82)	(74,155)
Gain on disposition of operating properties, net, before income taxes	-	20,952	-	30,290
Benefit for income taxes, net	-	584	1	1,339
Loss from discontinued operating properties	-	(37,428)	(75)	(17,177)
Net income attributable to noncontrolling interests	-	(815)	-	(7,429)
Loss from discontinued operations attributable to the Company	$-	$(38,423)	$(75)	$(24,606)

4. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at June 30, 2015 and December 31, 2014 (in millions, except number of properties):

	As of June 30, 2015					As of December 31, 2014
Venture	Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2) (3)	15.0%	59	10.3	$2,687.9	$181.2	15.0%	60	10.6	$2,728.9	$178.6
Kimco Income Opportunity Portfolio (“KIR”) (2) (4)	48.6%	51	11.1	1,456.0	150.5	48.6%	54	11.5	1,488.2	152.1
Kimstone (2) (5)	-	-	-	-	-	33.3%	39	5.6	1,098.7	98.1
BIG Shopping Centers (2)	50.1%	6	1.0	151.6	-	50.1%	6	1.0	151.6	-
The Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	7	2.4	512.0	190.7	55.0%	7	2.4	504.0	188.9
SEB Immobilien (2)	15.0%	3	0.4	86.0	2.3	15.0%	3	0.4	86.0	2.5
Other Institutional Programs (2)	Various	50	1.4	328.0	8.4	Various	50	1.4	327.8	8.5
RioCan (6)	50.0%	42	8.8	1,032.5	127.0	50.0%	45	9.3	1,205.8	159.8
Latin America (8)	Various	9	-	58.8	15.6	Various	13	0.1	91.2	24.4
Other Joint Venture Programs (7) (10)	Various	55	9.3	1,304.0	204.6	Various	60	9.5	1,401.2	224.3
Total		282	44.7	$7,616.8	$880.3		337	51.8	$9,083.4	$1,037.2

The table below presents the Company’s share of net income/(loss) for the above investments which is included in the Company’s Condensed Consolidated Statements of Income in Equity in income of joint ventures, net for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
KimPru and KimPru II (3)	$2.4	$2.5	$3.6	$5.1
KIR (4) (12)	15.6	6.2	23.1	13.0
Kimstone (5)	-	0.8	0.7	(0.7)
BIG Shopping Centers	0.1	0.9	0.1	1.6
CPP	2.4	1.6	4.9	3.1
SEB Immobilien	0.1	0.2	0.2	0.5
Other Institutional Programs	0.1	0.1	0.1	1.0
RioCan (6)	6.3	7.6	66.9	15.3
Latin America (8) (13)	(0.1)	3.0	(1.2)	34.1
Other Joint Venture Programs (9) (10) (11) (14)	(4.5)	22.1	21.5	25.3
Total	$22.4	$45.0	$119.9	$98.3

(1)	This venture represents four separate joint ventures, with four separate accounts managed by Prudential Real Estate Investors (“PREI”), three of these ventures are collectively referred to as KimPru and the remaining venture is referred to as KimPru II.

(2)	The Company manages these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees.

(3)	During the six months ended June 30, 2015, (i) KimPru II sold an operating property in North Lauderdale, FL for a sales price of $23.2 million and recognized a loss of $0.6 million, of which the Company’s share of this loss was $0.1 million and (ii) KimPru recognized impairment charges related to the pending disposition of four operating properties, of which the Company’s share of these impairment charges was $1.1 million.

(4)	During the six months ended June 30, 2015, KIR sold three operating properties for a sales price of $48.0 million and recognized a net gain of $19.4 million. The Company’s share of this net gain was $8.2 million.

(5)	During the six months ended June 30, 2015, the Company purchased the remaining 66.7% interest in the 39-property Kimstone portfolio from Blackstone for a gross purchase price of $1.4 billion, including the assumption of $638.0 million in mortgage debt.

(6)	During the six months ended June 30, 2015, the Company sold its noncontrolling interest in three properties and a land parcel to its partner, RioCan, for a total sales price of CAD $238.1 million (USD $190.7 million). The Company recognized a gain of $53.5 million, before income taxes, associated with the transaction.

(7)	During the six months ended June 30, 2015, the Company acquired one property from a joint venture in which the Company had a noncontrolling interest for a total sales price of $5.8 million.

(8)	During the six months ended June 30, 2015, a joint venture in which the Company holds a noncontrolling interest recognized aggregate impairment charges of $2.6 million relating to the pending sale of various land parcels. The Company’s share of these impairment charges was $1.3 million. The Company sold its noncontrolling interest in these nine parcels and two operating properties located throughout Mexico for a sales price of $7.2 million during the six months ended June 30, 2015. The Company recognized a gain upon final sale of $0.5 million, before income taxes, associated with the transaction.

(9)	During June 2013, the Intown portfolio was sold and the Company maintained its guarantee on a portion of debt that was assumed by the buyer at closing. The transaction resulted in a deferred gain to the Company of $21.7 million due to the Company’s continued involvement through its guarantee of the debt. On February 24, 2015, the outstanding debt balance was fully repaid by the buyer and as such, the Company was relieved of its related commitments and guarantee. As a result, the Company recognized the deferred gain of $21.7 million during the six months ended June 30, 2015.

(10)	During the six months ended June 30, 2015, a joint venture in which the Company holds a noncontrolling interest sold an operating property for an aggregate sales price of $21.1 million. The Company recognized a loss of $0.1 million, before income taxes, associated with the transaction.

(11)	During the six months ended June 30, 2015, a joint venture in which the Company holds a noncontrolling interest recognized an impairment charge relating to the pending sale of a property. The Company’s share of this impairment charge was $4.1 million, before income tax benefit.

(12)	During the six months ended June 30, 2014, KIR recognized aggregate impairment charges of $4.0 million related to two properties which KIR anticipates selling within the next 18 months. KIR effectively shortened its anticipated hold period for these assets which resulted in the expected future cash flows being less than the carrying value. The Company’s share of these impairment charges was $2.3 million.

(13)	During the six months ended June 30, 2014, the Company sold its noncontrolling interest in nine operating properties located throughout Mexico for a sales price of $175.0 million. The Company recognized a gain of $30.7 million, before income taxes, associated with the transaction.

(14)	During the six months ended June 30, 2014, a joint venture in which the Company holds a noncontrolling interest sold eight operating properties for an aggregate sales price of $98.4 million and recognized an aggregate gain of $33.7 million. The Company’s share of this gain was $17.7 million.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2015 and December 31, 2014 (dollars in millions):

	As of June 30, 2015			As of December 31, 2014
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$861.3	5.54%	18.0	$920.0	5.53%	23.0
KIR	808.2	4.81%	67.5	860.7	5.04%	61.9
Kimstone	-	-	-	701.3	4.45%	28.7
BIG Shopping Centers	145.1	5.45%	16.1	144.6	5.52%	22.0
CPP	111.0	5.14%	9.5	112.0	5.05%	10.1
SEB Immobilien	50.1	4.06%	29.7	50.0	4.06%	35.7
Other Institutional Programs	222.3	5.47%	14.9	222.9	5.47%	20.8
RioCan	555.2	4.23%	34.4	640.5	4.29%	39.9
Other Joint Venture Programs	875.8	5.33%	51.5	921.9	5.31%	58.6
Total	$3,629.0			$4,573.9

* Average Remaining Term includes extension options.

5. Other Real Estate Investments and Other Assets

Preferred Equity Capital -

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity Program. As of June 30, 2015, the Company’s net investment under the Preferred Equity Program was $224.4 million relating to 436 properties, including 385 net leased properties.  During the six months ended June 30, 2015, the Company earned $10.9 million from its preferred equity investments, including $1.0 million in profit participation earned from two capital transactions.  During the six months ended June 30, 2014, the Company earned $13.1 million from its preferred equity investments, including $3.7 million in profit participation earned from one capital transaction.

During the six months ended June 30, 2015, the Company obtained a controlling ownership interest in a property that was held in a preferred equity investment in which the Company had a noncontrolling interest and now consolidates this property. The property is under a contract to sell and as such, the Company classified this property with an estimated fair value of $18.7 million as held-for-sale, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets. Additionally, the Company reclassified $16.3 million in assumed mortgage debt related to this property to Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

Kimsouth -

Kimsouth Realty Inc. (“Kimsouth”) is a wholly-owned subsidiary of the Company. KRS AB Acquisition, LLC (the “ABS Venture”) is a wholly owned subsidiary of Kimsouth that has a noncontrolling interest in AB Acquisition, LLC (“AB Acquisition”), a joint venture which owns Albertson’s Inc. (“Albertson’s”) and NAI Group Holdings Inc. (“NAI”). The Company holds a controlling interest in the ABS Venture and consolidates this entity. During January 2015, two new noncontrolling members were admitted into the ABS Venture, including Colony Capital, Inc. and affiliates (“Colony”), after which the Company contributed $85.3 million and the two noncontrolling members contributed an aggregate $105.0 million, of which Colony contributed $100.0 million, to the ABS Venture, which was subsequently contributed to AB Acquisition to facilitate the acquisition of all of the outstanding shares of Safeway Inc. (“Safeway”). As a result of this transaction, the ABS Venture now holds a combined 14.35% interest in AB Acquisition, of which the Company holds a combined 9.8% ownership interest and Colony holds a 4.3% ownership interest. Richard B. Saltzman, a member of the Board of Directors of the Company, is the chief executive officer, president and a director of Colony Capital, Inc. The combined company of Albertson’s, NAI and Safeway operates 2,230 grocery stores across 34 states.

The Company continues to consolidate the ABS Venture as there was no change in control following the admission of the members described above. As such, the Company recorded (i) the gross investment in Safeway of $190.3 million in Other assets on the Company’s Condensed Consolidated Balance Sheets and accounts for this investment under the cost method of accounting (ii) a noncontrolling interest of $65.0 million and (iii) an increase in Paid-in capital of $24.0 million, net of a deferred tax effect of $16.0 million, representing the amount contributed by the newly admitted members in excess of their proportionate share of the historic book value of the net assets of ABS Venture.

Leveraged Lease –

The Company held a 90% equity participation interest in a leverage lease of 11 properties which were encumbered by third-party non-recourse debt of $11.2 million. During the six months ended June 30, 2015, the Company sold its leveraged lease interest for a gross sales price of $22.0 million and recognized a gain of $2.1 million in connection with the transaction, which is included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

6. Variable Interest Entities (“VIE”)

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at June 30, 2015, is an entity that is a VIE, for which the Company is the primary beneficiary. This entity was established to develop real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership and management of the property. This entity was deemed a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest.

At June 30, 2015, total assets of this ground-up development VIE were $77.8 million and total liabilities were $0.3 million. The classification of these assets is primarily within Real estate under development and the classification of liabilities is primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for this ground-up development VIE, aggregating $32.8 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at June 30, 2015, is an unconsolidated joint venture, which holds a VIE for which the Company is not the primary beneficiary. This entity was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction, as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have a controlling financial interest.

The Company’s investment in this VIE was $38.3 million as of June 30, 2015, which is included in Investments and advances in real estate joint ventures in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $38.3 million, which primarily represents the Company’s current investment. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at June 30, 2015, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of June 30, 2015, the Company’s investment in this VIE was a negative $7.4 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $7.4 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

7. Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of June 30, 2015, the Company had a total of 14 loans aggregating $23.0 million all of which were identified as performing loans.

During the six months ended June 30, 2015, the Company received full payment relating to two mortgage receivable loans which had an aggregate outstanding balance of $49.9 million. These loans bore interest at rates ranging from the Interbank Equilibrium Interest Rate (“TIIE”) plus 3.25% to 7.00% and had scheduled maturities ranging from August 2015 to March 2018.

8. Marketable Securities and Other Investments

At June 30, 2015, the Company’s investment in marketable securities was $24.3 million, which includes an aggregate unrealized gain of $7.7 million relating to marketable equity security investments. During April 2015, the Company sold 6.4 million shares of its Supervalu Inc. common stock for an aggregate price of $58.6 million. As a result of this transaction, the Company realized a gain of $32.4 million during the six months ended June 30, 2015, which is included in Interest, dividends and other investment income on the Company’s Condensed Consolidated Statements of Income (see Footnote 15).

9. Notes and Mortgages Payable

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning in its fiscal year 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its Notes Payable and Mortgages Payable to all periods presented. Unamortized debt issuance costs of $27.2 million and $3.4 million are included in Notes Payable and Mortgages Payable, respectively, as of June 30, 2015, and $20.4 million and $3.9 million of unamortized debt issuance costs are included in Notes Payable and Mortgages Payable, respectively, as of December 31, 2014 (previously included in Other assets on the Company’s Condensed Consolidated Balance Sheets).

Notes Payable -

During January 2015, the Company entered into a new $650.0 million unsecured term loan (“Term Loan”) which is scheduled to mature in January 2017 (with three one-year extension options at the Company’s discretion) and accrues interest at a spread (currently 95 basis points) to LIBOR or at the Company’s option at a base rate as defined per the agreement (1.13% at June 30, 2015). The proceeds from the Term Loan were used to repay the prior $400.0 million term loan, which was scheduled to mature in April 2015 (with two additional one-year extension options) and bore interest at LIBOR plus 105 basis points, and for general corporate purposes. Pursuant to the terms of the credit agreement for the Term Loan, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. The Company was in compliance with all of the covenants as of June 30, 2015.

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

Additionally, during the six months ended June 30, 2015, the Company repaid its $100 million 4.904% senior unsecured notes, which matured in February 2015.

Mortgages Payable -

During the six months ended June 30, 2015, the Company (i) assumed $680.4 million of individual non-recourse mortgage debt relating to the acquisition of 34 operating properties, including an increase of $21.6 million associated with fair value debt adjustments and (ii) paid off $308.9 million of mortgage debt that encumbered 11 operating properties.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2015 and 2014 (amounts in thousands):

	2015	2014
Balance at January 1,	$91,480	$86,153
Issuance of redeemable partnership interests	-	4,943
Fair market value adjustment, net	-	225
Other	(14)	42
Balance at June 30,	$91,466	$91,363

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable securities (1)	$24,251	$24,305	$90,235	$90,035

Notes payable (2)	$3,768,945	$3,850,948	$3,171,742	$3,313,936

Mortgages payable (3)	$1,768,827	$1,815,721	$1,424,228	$1,481,138

(1)	As of June 30, 2015 and December 31, 2014, the Company determined that $22.5 million and $87.7 million, respectively, of the Marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $1.8 million and $2.3 million, respectively, were classified within Level 3 of the fair value hierarchy.

(2)	The Company determined that its valuation of Notes payable was classified within Level 2 of the fair value hierarchy.

(3)	The Company determined that its valuation of Mortgages payable was classified within Level 3 of the fair value hierarchy.

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

The tables below present the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2015	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$22,541	$22,541	$-	$-
Liabilities:
Interest rate swaps (1)	$1,349	$-	$1,349	$-

	Balance at December 31, 2014	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$87,659	$87,659	$-	$-
Liabilities:
Interest rate swaps (1)	$1,404	$-	$1,404	$-

(1)	Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets

Assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014, are as follows (in thousands):

	Balance at June 30, 2015	Level 1	Level 2	Level 3

Real estate	$16,083	$-	$-	$16,083
Other real estate investments	6,366	-	-	6,366

	Balance at December 31, 2014	Level 1	Level 2	Level 3

Real estate	$80,270	$-	$-	$80,270

During the six months ended June 30, 2015, the Company recognized impairment charges related to adjustments to property carrying values of $21.9 million of which $0.1 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of (i) $17.1 million related to adjustments to property carrying values, (ii) $4.0 million related to pending sale of investments in other real estate investments and (iii) $0.8 million related to marketable debt securities investment. During the six months ended June 30, 2014, the Company recognized impairment charges of $100.0 million of which $74.2 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of (i) $97.8 million related to adjustments to property carrying values and (ii) $2.2 million related to a cost method investment.

The Company’s estimated fair values, as they relate to property carrying values and investments in other real estate investments were primarily based upon estimated sales prices from third party offers based on signed contracts and appraisals or letters of intent for which the Company does not have access to the unobservable inputs used to determine these estimated fair values.

Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 2 for additional discussion regarding impairment charges).

12. Preferred Stock

The Company’s outstanding Preferred Stock is detailed below:

As of June 30, 2015 and December 31, 2014
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

13. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2015 and 2014 (in thousands):

	2015	2014
Acquisition of real estate interests by assumption of mortgage debt	$20,800	$210,232
Acquisition of real estate interests by issuance of redeemable units/partnership interest	$-	$6,122
Acquisition of real estate interests through proceeds held in escrow	$31,738	$14,884
Proceeds held in escrow through sale of real estate interests	$14,335	$14,352
Issuance of restricted common stock	$488	$11,451
Surrender of restricted common stock	$(5,292)	$(3,729)
Declaration of dividends paid in succeeding period	$111,455	$104,786
Consolidation of Joint Ventures:
Increase in real estate and other assets	$916,167	$303,374
Increase in mortgages payable	$653,720	$180,279

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

The Company recognized expenses associated with its equity awards of $12.2 million and $11.2 million for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, the Company had $34.2 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 2.9 years.

15. Accumulated Other Comprehensive Income (“AOCI”)

The following tables display the change in the components of accumulated other comprehensive income for the six months ended June 30, 2015 and 2014:

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Unrealized Gain/(Loss) on Interest Rate Swaps	Total
Balance as of January 1, 2015	$329	$46,197	$(1,404)	$45,122
Other comprehensive income before reclassifications	(8,536)	(6,112)	55	(14,593)
Amounts reclassified from AOCI (1)	-	(32,435)	-	(32,435)
Net current-period other comprehensive income	(8,536)	(38,547)	55	(47,028)
Balance as of June 30, 2015	$(8,207)	$7,650	$(1,349)	$(1,906)

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for-Sale Investments	Total
Balance as of January 1, 2014	$(90,977)	$25,995	$(64,982)
Other comprehensive income before reclassifications	(2,721)	8,111	5,390
Amounts reclassified from AOCI	-	-	-
Net current-period other comprehensive income	(2,721)	8,111	5,390
Balance as of June 30, 2014	$(93,698)	$34,106	$(59,592)

(1)	Amounts reclassified to Interest, dividends and other investment income on the Company’s Condensed Consolidated Statements of Income.

At June 30, 2015, the Company had a net $8.2 million of unrealized cumulative foreign currency translation adjustment (“CTA”) losses relating to its foreign entity investments in Canada and Chile. The CTA is comprised of $7.9 million of unrealized gains relating to its Canadian investments and $16.1 million of unrealized loss relating to its Chilean investment. CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under generally accepted accounting principles in the United States (“GAAP”), the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. The Company may, in the near term, liquidate its investment in Chile, which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings.

16. Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the six months ended June 30, 2015. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the six months ended June 30, 2015 and 2014, adjusted to give effect to these transactions at the beginning of 2014 and 2013, respectively.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been had the transactions occurred at the beginning of 2014 and 2013, respectively, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures).

	Six Months Ended June 30,
	2015	2014

Revenues from rental property	$568.2	$566.9
Net income	$364.0	$215.8
Net income available to the Company’s common shareholders	$331.9	$181.9

Net income available to the Company’s common shareholders per common share:
Basic	$0.81	$0.44
Diluted	$0.80	$0.44

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of June 30, 2015, the Company had interests in 727 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 106.8 million square feet of gross leasable area (“GLA”) and 485 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 11.0 million square feet of GLA, for a grand total of 1,212 properties aggregating 117.8 million square feet of GLA, located in 42 states, Puerto Rico, Canada, Mexico, and Chile.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s strategy is to be the premier owner and operator of neighborhood and community shopping centers through investments primarily in the U.S.  To achieve this strategy the Company is (i) striving to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, (ii) simplifying its business by (a) reducing the number of joint venture investments and (b) exiting Mexico and South America, which has been substantially completed and (iii) pursuing redevelopment opportunities within its portfolio to increase overall value and certain development opportunities for long-term investment. The Company has an active capital recycling program and during 2014, the Company implemented a plan to accelerate the disposition of certain U.S. properties. This plan effectively shortened the Company’s anticipated hold period for these properties and as such caused the Company to recognize impairment charges on certain consolidated operating properties to reflect their estimated fair values. If the Company accepts sales prices for certain of these assets that are less than their net carrying values, the Company could be required to take additional impairment charges and such amounts could be material. In order to execute the Company’s strategy, the Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers. The Company also has an institutional management business with domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers. In an effort to further its simplification strategy, the Company is actively pursuing opportunities to reduce its institutional management business through partner buy-outs, property acquisitions from institutional joint ventures and/or third party property sales.

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

	Three Months Ended
	June 30,
	(amounts in millions)
	2015	2014	Change	% change

Revenues from rental property (1)	$289.1	$237.4	$51.7	21.8%

Rental property expenses: (2)
Rent	$3.0	$3.5	$(0.5)	(14.3%)
Real estate taxes	36.7	30.7	6.0	19.5%
Operating and maintenance	36.1	29.0	7.1	24.5%
	$75.8	$63.2	$12.6	19.9%

Depreciation and amortization (3)	$80.2	$62.1	$18.1	29.1%

Comparison of the six months ended June 30, 2015 and 2014

	Six Months Ended
	June 30,
	(amounts in millions)
	2015	2014	Change	% change

Revenues from rental property (1)	$564.6	$456.6	$108.0	23.7%

Rental property expenses: (2)
Rent	$6.6	$6.8	$(0.2)	(2.9%)
Real estate taxes	72.8	60.1	12.7	21.1%
Operating and maintenance	70.0	55.1	14.9	27.0%
	$149.4	$122.0	$27.4	22.5%

Depreciation and amortization (3)	$154.7	$118.2	$36.5	30.9%

(1)	Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2015 and 2014, providing incremental revenues for the three and six months ended June 30, 2015, of $49.1 million and $101.4 million, respectively, as compared to the corresponding periods in 2014 and (ii) an overall increase in the consolidated shopping center portfolio occupancy to 95.8% at June 30, 2015, as compared to 94.4% at June 30, 2014, the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the three and six months ended June 30, 2015, of $5.2 million and $10.5 million, respectively, as compared to the corresponding periods in 2014, partially offset by (iii) a decrease of $2.5 million and $3.5 million in revenues from properties sold during 2015 for the three and six months ended June 30, 2015, respectively, and (iv) a decrease in revenues relating to the Company’s Latin America portfolio of $0.1 million and $0.4 million for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014.

(2)	Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee, (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the three months ended June 30, 2015, as compared to the corresponding period in 2014, primarily due to the acquisitions of properties during 2015 and 2014, partially offset by the disposition of properties in 2015 which resulted in (i) an increase in real estate taxes of $6.0 million, (ii) an increase in repairs and maintenance costs of $4.0 million, (iii) an increase property services of $1.2 million (iv) an increase in professional fees paid of $1.1 million and (v) an increase in utilities expense of $0.8 million. Rental property expenses increased for the six months ended June 30, 2015, as compared to the corresponding period in 2014, primarily due to the acquisitions of properties during 2015 and 2014, partially offset by the disposition of properties in 2015 which resulted in (i) an increase in real estate taxes of $12.7 million, (ii) an increase in repairs and maintenance costs of $5.1 million, (iii) an increase in snow removal costs of $3.2 million, (iv) an increase in property services of $2.7 million (v) an increase in professional fees paid of $1.8 million and (vi) an increase in utilities expense of $1.3 million.

(3)	Depreciation and amortization increased for the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, primarily due to operating property acquisitions during 2015 and 2014, partially offset by property dispositions in 2015.

Management and other fee income decreased for the three and six months ended June 30, 2015 by $3.5 million and $4.6 million, respectively, as compared to the corresponding periods in 2014. This decrease is primarily attributable to (i) the sale of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2015 and 2014 and (ii) a decrease in enhancement fee income related to InTown Suites of $1.3 million and $1.5 million for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014, resulting from the payoff of the debt that was previously guaranteed by the Company.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense and other company-specific expenses. General and administrative expenses decreased $3.9 million for the six months ended June 30, 2015, as compared to the corresponding period in 2014, primarily due to (i) a decrease in severance costs of $5.4 million, partially offset by, (ii) an increase in professional fees of $0.5 million and (iii) an increase of employee related costs of $0.9 million.

During the six months ended June 30, 2015, the Company recognized impairment charges of $21.9 million of which $0.1 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of (i) $17.1 million related to adjustments to property carrying values, (ii) $4.0 million primarily related to the pending sale of an investment in other real estate investments and (iii) $0.8 million related to marketable debt securities investment. During the six months ended June 30, 2014, the Company recognized impairment charges of $100.0 million of which $74.2 million, before noncontrolling interests, is included in discontinued operations. These impairment charges consist of (i) $97.8 million related to adjustments to property carrying values and (ii) $2.2 million related to a cost method investment. The adjustments to property carrying values for 2015 and 2014 were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Interest, dividends and other investment income increased for the three and six months ended June 30, 2015 by $31.8 million and $31.9 million, respectively, as compared to the corresponding periods in 2014. This increase is primarily due to the sale of certain marketable securities which resulted in a gain of $32.4 million.

Interest expense increased $3.7 million and $6.0 million for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014.  These increases are primarily the result of higher levels of borrowings during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, primarily relating to the acquisition of operating properties during 2015 and 2014.

Benefit/(provision) for income taxes, net changed $4.6 million to a benefit of $3.6 million for the three months ended June 30, 2015, as compared to an expense of $0.9 million for the corresponding period in 2014. This change is primarily due to (i) a decrease in foreign tax expense of $3.7 million, which resulted from a change in an uncertain tax position liability due to the pending settlement of a tax audit as well as the sale of properties at higher gains during the three months ended June 30, 2014, as compared to the corresponding period in 2015, (ii) an increase in tax benefit of $2.8 million related to impairment charges recognized during the three months ended June 30, 2015, as compared to the corresponding period in 2014, partially offset by (iii) an increase in tax provision of $1.0 million for the three months ended June 30, 2015, as compared to the corresponding period in 2014, resulting from incremental earnings due to increased profitability from properties within the Company’s taxable REIT subsidiaries.

Equity in income of joint ventures, net decreased $22.7 million for the three months ended June 30, 2015, as compared to the corresponding period in 2014. This decrease is primarily due to a decrease in gains of $14.2 million resulting from the sale of properties within various joint venture investments during the three months ended June 30, 2015, as compared to the corresponding period in 2014, (ii) an increase in impairment charges of $4.7 million recognized during the three months ended June 30, 2015, as compared to the corresponding period in 2014, and (iii) lower equity in income resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2015 and 2014.

Equity in income of joint ventures, net increased $21.6 million for the six months ended June 30, 2015, as compared to the corresponding period in 2014. This increase is primarily due to (i) an increase in gains of $33.3 million resulting from the sale of properties within various joint venture investments during the six months ended June 30, 2015, as compared to the corresponding period in 2014, partially offset by (ii) an increase in impairment charges of $6.4 million recognized during the six months ended June 30, 2015, as compared to the corresponding period in 2014, and (iii) lower equity in income resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2015 and 2014.

During the six months ended June 30, 2015, the Company acquired 40 properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded a net gain on change in control of interests of $139.8 million related to the fair value adjustment associated with its previously held equity interests in these properties.

During the six months ended June 30, 2014, the Company acquired 15 properties from joint ventures in which the Company had a noncontrolling interest.  The Company recorded net gain on change in control of interests of $69.3 million related to the fair value adjustment associated with its previously held equity interests in these properties

Equity in income from other real estate investments, net increased $9.6 million for the six months ended June 30, 2015, as compared to the corresponding period in 2014. This increase is primarily due to (i) an increase in income of $10.8 million relating to the Albertson’s joint venture due to a decrease in equity losses recognized during the six months ended June 30, 2014 and the receipt of distributions in excess of the Company’s carrying basis during the six months ended June 30, 2015, and (ii) an increase in income resulting from the sale of the Company’s leveraged lease portfolio of $1.3 million, partially offset by (iii) a decrease of $2.3 million in earnings from the Company’s Preferred Equity Program primarily resulting from the sale of the Company’s interests in certain preferred equity investments during 2015 and 2014.

During the six months ended June 30, 2015, the Company disposed of 54 operating properties and four out parcels, in separate transactions, for an aggregate sales price of $191.1 million. These transactions resulted in an aggregate gain of $58.6 million, after income tax expense.

During the six months ended June 30, 2014, the Company disposed of 18 operating properties, in separate transactions, for an aggregate sales price of $199.8 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $30.3 million and aggregate impairment charges of $3.1 million, before noncontrolling interests.

Net income attributable to the Company was $127.0 million and $437.3 million for the three and six months ended June 30, 2015, respectively. Net income attributable to the Company was $89.5 million and $176.5 million for the three and six months ended June 30, 2014, respectively. On a diluted per share basis, net income was $0.27 and $0.98 for the three and six month period ended June 30, 2015, respectively, as compared to $0.18 and $0.36 for the three and six month period ended June 30, 2014, respectively. These increases are primarily attributable to (i) incremental earnings due to the acquisition of operating properties during 2015 and 2014 and increased profitability from the Company’s operating properties, (ii) an increase in gains on sale of marketable securities, (iii) an increase in gains on sale of operating properties, (iv) a decrease in impairment charges on operating properties, (v) an increase in gain on change in control of interests and (vi) an increase in equity in income of joint ventures, net and equity in income of other real estate investments, net, partially offset by (vii) the disposition of properties during 2015 and 2014.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At June 30, 2015, the Company’s five largest tenants were TJX Companies, The Home Depot, Bed Bath & Beyond, Royal Ahold, and Wal-Mart, which represented 3.3%, 2.4%, 2.0%, 1.9% and 1.8%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility with bank commitments of $1.75 billion which can be increased to $2.25 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Six Months Ended June 30,
	2015	2014
Net cash flow provided by operating activities	$339.4	$326.1
Net cash flow used for investing activities	$(532.9)	$(172.0)
Net cash flow provided by/(used for) financing activities	$152.0	$(110.7)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Cash flows provided by operating activities for the six months ended June 30, 2015, were $339.4 million, as compared to $326.1 million for the comparable period in 2014.  This increase of $13.3 million is primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2015 and 2014, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) operational distributions from the Company’s joint venture programs, partially offset by (v) changes in accounts and notes receivable and operating assets and liabilities due to timing of receipts and payments.

Investing Activities

Cash flows used for investing activities for the six months ended June 30, 2015, were $532.9 million, as compared to $172.0 million for the comparable period in 2014. This change of $360.9 million resulted primarily from (i) an increase in acquisition of operating real estate of $224.2 million, (ii) an increase in investment in other investments of $190.3 million related to the Company’s KRS AB Acquisition, LLC joint venture investment in Safeway Inc., (iii) a decrease in reimbursements of investments and advances to real estate joint ventures of $51.5 million, (iv) an increase in improvements to operating real estate of $19.8 million, and (v) an increase in investments and advances to real estate joint ventures of $10.5 million, partially offset by (vi) an increase in proceeds from sale/repayments of marketable securities of $59.1 million, (vii) an increase in collection of mortgage loans receivable of $43.6 million, (viii) an increase in proceeds from sale of operating properties of $21.6 million and (ix) an increase in reimbursements of investments and advances to other real estate investments of $10.0 million.

Acquisitions of Operating Real Estate and Other Related Net Assets-

During the six months ended June 30, 2015 and 2014, the Company expended $586.3 million and $362.2 million, respectively, towards the acquisition of operating real estate properties. The Company’s strategy is to continue to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates expending approximately $700 million to $800 million for the acquisition of operating properties during 2015. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities, assumption of mortgage debt, if applicable, and availability under the Company’s revolving line of credit and term loan.

Improvements to Operating Real Estate -

During the six months ended June 30, 2015 and 2014, the Company expended $72.6 million and $52.9 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Six Months Ended June 30,
	2015	2014
Redevelopment/renovations	$49,108	$26,856
Tenant improvements/tenant allowances	16,972	24,010
Other	6,562	2,009
Total	$72,642	$52,875

Additionally, during the six months ended June 30, 2015 and 2014, the Company capitalized interest of $2.4 million and $0.7 million, respectively, and capitalized payroll of $1.9 million and $1.1 million, respectively, in connection with the Company’s improvements of real estate.

During the six months ended June 30, 2015 and 2014, the Company capitalized personnel costs of $6.0 million and $7.2 million, respectively, to deferred leasing costs.

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

Ground-Up Development-

The Company is engaged in certain ground-up development projects, which will be held as long-term investments by the Company. As of June 30, 2015, the Company had in progress a total of four ground-up development projects located in the U.S. The Company anticipates its capital commitment toward these development projects during 2015 will be approximately $50 million to $100 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Investments and Advances to Real Estate Joint Ventures -

During the six months ended June 30, 2015, the Company expended $57.1 million for investments and advances to real estate joint ventures, primarily related to the repayment of mortgage debt and received $62.3 million from reimbursements of investments and advances to real estate joint ventures, including refinancing of debt and sales of properties.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2015, were $152.0 million, as compared to cash flows used by financing activities of $110.7 million for the comparable period in 2014.  This change of $262.7 million resulted primarily from (i) an increase in proceeds from issuance of unsecured term loan/notes of $500.0 million and (ii) an increase in contributions from noncontrolling interests, net of $106.2 million primarily relating to the joint venture investment in Safeway, partially offset by (iii) an increase in repayments under unsecured term loan/notes of $205.4 million, (iv) an increase in principal payments of $78.5 million, (v) an increase in redemption of noncontrolling interest of $32.3 million, (vi) a decrease in borrowings/repayments, net under the Company’s unsecured revolving credit facility of $18.1 million and (vii) an increase in dividends paid of $13.3 million.

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

Debt maturities for the remainder of 2015 consist of: $406.6 million of consolidated debt; $152.7 million of unconsolidated joint venture debt and $48.0 million of debt on properties included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available.  The 2015 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s revolving credit facility (which at June 30, 2015, had $1.5 billion available) and debt refinancing.  The 2015 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

Additionally during February 2015, the Company established an at the market continuous offering program (the “ATM program”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the NYSE or otherwise (i) at market prices prevailing at the time of sale (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. As of June 30, 2015, the Company has $500.0 million available under this ATM program.

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2019. The Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points (1.11% as of June 30, 2015) on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of June 30, 2015, the Credit Facility had a balance of $225.0 million outstanding and $0.9 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 6/30/15
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	44%
Total Priority Indebtedness to GAV	<35%	13%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.64x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.93x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of March 17, 2014, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2014.

During January 2015, the Company entered into a new $650.0 million unsecured term loan (“Term Loan’) which is scheduled to mature in January 2017, with three one-year extension options at the Company’s discretion, and accrues interest at a spread (currently 95 basis points) to LIBOR or at the Company’s option at a base rate as defined per the agreement (1.13% at June 30, 2015). The proceeds from the Term Loan were used to repay the prior $400.0 million term loan, which was scheduled to mature in April 2015 with two additional one-year extension options and bore interest at LIBOR plus 105 basis points, and for general corporate purposes. Pursuant to the terms of the credit agreement for the Term Loan, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. The term loan covenants are similar to the Credit Facility covenants described above.

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

The Company’s supplemental indentures governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 6/30/15
Consolidated Indebtedness to Total Assets	<60%	41%
Consolidated Secured Indebtedness to Total Assets	<40%	13%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.8x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.6x

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

During the six months ended June 30, 2015, the Company repaid its $100 million 4.904% senior unsecured notes, which matured in February 2015.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects. As of June 30, 2015, the Company had over 370 unencumbered property interests in its portfolio.

During the six months ended June 30, 2015, the Company (i) assumed $680.4 million of individual non-recourse mortgage debt relating to the acquisition of 34 operating properties, including an increase of $21.6 million associated with fair value debt adjustments and (ii) paid off $308.9 million of mortgage debt that encumbered 11 operating properties.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the six months ended June 30, 2015 and 2014 were $227.0 million and $213.7 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  On May 5, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per common share payable to shareholders of record on July 6, 2015, which was paid on July 15, 2015. Additionally, on July 28, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per common share payable to shareholders of record on October 5, 2015, which is scheduled to be paid on October 15, 2015.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three and six months ended June 30, 2015 and 2014, is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income available to common shareholders	$112,427	$74,939	$408,196	$147,365
Gain on disposition of operating property, net of tax and noncontrolling interests	(26,382)	(19,820)	(58,463)	(29,158)
Gain on disposition of joint venture operating properties and change in control of interests	(8,113)	(87,959)	(213,865)	(111,424)
Depreciation and amortization - real estate related	77,737	65,512	149,892	124,993
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	17,227	22,886	34,934	49,409
Impairment of operating properties, net of tax and noncontrolling interests	9,818	85,652	15,496	98,417
FFO	182,714	141,210	336,190	279,602
Transactional (income)/expense:
Profit participation from other real estate Investments	(999)	(585)	(3,130)	(2,799)
Transactional losses from other real estate Investments	-	-	-	3,497
Gains from land sales, net of tax	(1,260)	(1,649)	(4,114)	(2,006)
Acquisition costs, net of tax	567	1,088	1,303	2,613
Severance costs	-	1,436	-	2,869
Distributions in excess of Company’s investment Basis	(106)	(84)	(3,150)	(84)
Gain on sale of marketable securities	(32,435)	-	(32,435)	-
Impairment of other investments, net of tax and noncontrolling interest	4,873	2,128	6,173	2,274
Other income, net	(623)	(316)	(933)	(1,918)
Total transactional income, net	(29,983)	2,018	(36,286)	4,446
FFO as adjusted	$152,731	$143,228	$299,904	$284,048
Weighted average shares outstanding for FFO calculations:
Basic	411,317	408,902	411,057	408,636
Units	1,468	1,519	1,496	1,521
Dilutive effect of equity awards	1,103	2,923	1,281	2,867
Diluted	413,888 (1)	413,344 (1)	413,834 (1)	413,024 (1)

FFO per common share – basic	$0.44	$0.35	$0.82	$0.68
FFO per common share – diluted	$0.44 (1)	$0.34 (1)	$0.81 (1)	$0.68 (1)
FFO as adjusted per common share – basic	$0.37	$0.35	$0.73	$0.70
FFO as adjusted per common share – diluted	$0.37 (1)	$0.35 (1)	$0.73 (1)	$0.69 (1)

(1)	Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $336 and $721 for the three months ended June 30, 2015 and 2014, respectively, and $672 and $1,441 for the six months ended June 30, 2015 and 2014, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of the Company’s Income from continuing operations to Combined same property NOI and U.S. Same Property NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations	$101,110	$128,989	$381,869	$204,598
Adjustments:
Management and other fee income	(4,981)	(8,526)	(12,931)	(17,567)
General and administrative expenses	29,307	28,773	62,012	65,893
Impairment charges	15,459	25,636	21,850	25,797
Depreciation and amortization	80,155	62,117	154,724	118,177
Other expense, net	22,642	52,198	74,852	103,117
(Benefit)/provision for income taxes, net	(3,628)	940	9,089	9,441
Gain on change in control of interests, net	-	(65,598)	(139,801)	(69,343)
Equity in income of other real estate investments, net	(5,548)	(7,014)	(19,917)	(10,367)
Non same property net operating income	(19,458)	(2,882)	(37,475)	(4,198)
Non-operational expense from joint ventures, net	38,183	32,947	4,315	62,655
Impact from foreign currency	-	(2,560)	-	(5,003)
Combined same property NOI	253,241	245,020	498,587	483,200
Canadian same property NOI	(19,965)	(20,039)	(39,835)	(39,692)
U.S. Same Property NOI	$233,276	$224,981	$458,752	$443,508

Combined same property NOI and U.S. Same Property NOI increased by $8.2 million or 3.4% and $8.3 million or 3.7%, respectively, for the three months ended June 30, 2015, as compared to the corresponding period in 2014. These increases are primarily the result of an increase of $7.4 million related to lease-up and rent commencements in the portfolio and an increase of $0.8 million in other property income.

Combined same property NOI and U.S. Same Property NOI increased by $15.4 million or 3.2% and $15.2 million or 3.4%, respectively, for the six months ended June 30, 2015, as compared to the corresponding period in 2014. These increases are primarily the result of an increase of $14.1 million related to lease-up and rent commencements in the portfolio and an increase of $1.3 million in other property income.

Leasing Activity

During the six months ended June 30, 2015, the Company executed 544 leases totaling over 3.9 million square feet in the Company’s consolidated operating portfolio comprised of 194 new leases and 350 renewals and options. The leasing costs associated with new leases are anticipated to aggregate $24.4 million or $23.09 per square foot. These costs include $18.7 million of tenant improvements and $5.7 million of leasing commissions. The average rent per square foot on new leases was $18.18 and on renewals and options was $14.77.

Tenant Lease Expirations

The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	189	510	$10,015	1.2%
2015	241	1,271	$17,040	2.1%
2016	818	6,033	$82,257	9.9%
2017	1,016	8,212	$117,072	14.2%
2018	891	6,770	$99,356	12.0%
2019	838	6,961	$99,546	12.0%
2020	698	5,924	$85,583	10.4%
2021	300	3,930	$48,414	5.9%
2022	253	2,657	$39,125	4.7%
2023	239	2,924	$42,211	5.1%
2024	239	3,096	$47,115	5.7%
2025	216	2,123	$31,971	3.9%

(1)	Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of June 30, 2015, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD) and Chilean pesos (CLP) as indicated by geographic description (amounts are USD equivalent in millions).

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$150.7	$560.9	$553.3	$34.9	$3.2	$387.4	$1,690.4	$1,732.9
Average Interest Rate	5.69%	6.08%	5.80%	4.75%	5.29%	5.20%	5.73%

Variable Rate	$6.0	$-	$1.8	$35.2	$-	$-	$43.0	$42.9
Average Interest Rate	0.11%	-	4.00%	2.54%	-	-	2.26%

Unsecured Debt
Fixed Rate	$249.9	$299.8	$290.4	$298.8	$298.7	$1,184.2	$2,621.8	$2,675.5
Average Interest Rate	5.45%	5.78%	5.70%	4.30%	6.88%	3.48%	4.65%

Variable Rate	$-	$-	$648.3	$219.8	$-	$-	$868.1	$870.6
Average Interest Rate	-	-	1.13%	1.11%	-	-	1.13%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$-	$-	$-	$119.7	$-	$159.3	$279.0	$304.9
Average Interest Rate	-	-	-	5.99%	-	3.86%	4.77%

Chilean Pesos Denominated

Secured Debt
Fixed Rate	$-	$-	$-	$-	$-	$35.4	$35.4	$40.0
Average Interest Rate	-	-	-	-	-	5.69%	5.69%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $4.6 million for the six months ended June 30, 2015, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments and respective cumulated translation adjustments (“CTA”) as of June 30, 2015.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents, CTA balances are shown in U.S. dollars:

Foreign Investment (in millions)
Country	Local Currency	US Dollars	CTA Gain/(Loss)
Mexican real estate investments (MXN)	351.5	$23.8	$-
Canadian real estate investments (CAD)	406.0	$325.1	$7.9
Chilean real estate investments (CLP)	32,463.9	$51.4	$(16.1)

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment result in a CTA, which is recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. The Company’s aggregate CTA net loss balance at June 30, 2015, is $8.2 million.

Under GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. The Company may, in the near term, liquidate its investment in Chile, which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities - During the six months ended June 30, 2015, the Company repurchased 166,748 shares in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. The Company expended approximately $4.4 million to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2015 – January 31, 2015	6,251	$26.32	-	$-
February 1, 2015 - February 28, 2015	159,743	$26.82	-	-
March 1, 2015 – March 31, 2015	-	$-	-	-
April 1, 2015 – April 30, 2015	-	$-	-	-
May 1, 2015 – May 31, 2015	754	$24.49	-	-
June 1, 2015 – June 30, 2015	-	$-	-	-
Total	166,748	$26.79	-	$-

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

10.1	Consulting Agreement, dated June 11, 2015, between Kimco Realty Corporation and David B. Henry (filed with the Company’s Current Report on Form 8-K on June 12, 2015).
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
31.1	Certification of the Company’s Chief Executive Officer, David B. Henry, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer, David B. Henry, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

August 3, 2015	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

August 3, 2015	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer

