Form 10-Q
period 2015-09-30
KIMCO REALTY CORP
filed 2015-11-05
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 21, 2015, the registrant had 413,310,301 shares of common stock outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 30,	December 31,
	2015	2014
Assets:
Operating real estate, net of accumulated depreciation of 2,092,375 and $1,955,406, respectively	$9,256,277	$7,930,489
Investments and advances in real estate joint ventures	833,650	1,037,218
Real estate under development	157,970	132,331
Other real estate investments	214,253	266,157
Mortgages and other financing receivables	26,207	74,013
Cash and cash equivalents	180,913	187,322
Marketable securities	12,189	90,235
Accounts and notes receivable	172,758	172,386
Other assets	559,767	371,249
Total assets	$11,413,984	$10,261,400

Liabilities:
Notes payable	$3,852,640	$3,171,742
Mortgages payable	1,645,946	1,424,228
Dividends payable	111,480	111,143
Other liabilities	621,521	561,042
Total liabilities	6,231,587	5,268,155
Redeemable noncontrolling interests	92,739	91,480

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,959,100 shares 102,000 shares issued and outstanding (in series) Aggregate liquidation preference $975,000	102	102
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 413,222,609 and 411,819,818 shares, respectively	4,132	4,118
Paid-in capital	5,770,970	5,732,021
Cumulative distributions in excess of net income	(832,746)	(1,006,578)
Accumulated other comprehensive income	(14,744)	45,122
Total stockholders' equity	4,927,714	4,774,785
Noncontrolling interests	161,944	126,980
Total equity	5,089,658	4,901,765
Total liabilities and equity	$11,413,984	$10,261,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
Revenues from rental properties	$283,387	$246,555	$847,973	$703,139
Management and other fee income	4,995	8,679	17,926	26,245

Total revenues	288,382	255,234	865,899	729,384

Operating expenses
Rent	2,913	3,559	9,479	10,362
Real estate taxes	36,571	31,470	109,343	91,542
Operating and maintenance	34,915	30,561	104,926	85,618
General and administrative expenses	27,310	28,632	89,322	94,525
Provision for doubtful accounts	1,920	901	5,324	4,094
Impairment charges	6,058	2,591	27,908	28,388
Depreciation and amortization	103,708	67,130	258,432	185,307
Total operating expenses	213,395	164,844	604,734	499,836

Operating income	74,987	90,390	261,165	229,548

Other income/(expense)
Mortgage financing income	445	417	2,497	2,544
Interest, dividends and other investment income	5,692	264	38,011	643
Other income/(expense), net	615	(1,397)	100	(4,307)
Interest expense	(54,031)	(51,225)	(162,739)	(153,936)

Income from continuing operations before income taxes, equity in income of joint ventures, gain on change in control of interests and equity in income from other real estate investments	27,708	38,449	139,034	74,492

Provision for income taxes, net	(2,844)	(5,252)	(11,933)	(14,693)
Equity in income of joint ventures, net	10,894	51,787	130,808	150,073
Gain on change in control of interests, net	6,342	14,431	146,143	83,773
Equity in income of other real estate investments, net	11,319	6,036	31,236	16,404

Income from continuing operations	53,419	105,451	435,288	310,049

Discontinued operations
Income/(loss) from discontinued operating properties, net of tax	-	6,715	(15)	31,552
Impairment/loss on operating properties, net of tax	-	(4,116)	(60)	(75,675)
Gain on disposition of operating properties, net of tax	-	89,259	-	118,804
Income/(loss) from discontinued operations	-	91,858	(75)	74,681

Gain on sale of operating properties, net of tax	27,665	-	86,219	389

Net income	81,084	197,309	521,432	385,119

Net income attributable to noncontrolling interests	(3,512)	(2,601)	(6,518)	(13,899)

Net income attributable to the Company	77,572	194,708	514,914	371,220

Preferred dividends	(14,573)	(14,573)	(43,719)	(43,720)

Net income available to the Company's common shareholders	$62,999	$180,135	$471,195	$327,500

Per common share:
Income from continuing operations:
-Basic	$0.15	$0.21	$1.14	$0.63
-Diluted	$0.15	$0.21	$1.14	$0.63
Net income attributable to the Company:
-Basic	$0.15	$0.44	$1.14	$0.80
-Diluted	$0.15	$0.44	$1.14	$0.80

Weighted average shares:
-Basic	411,487	409,326	411,202	408,868
-Diluted	412,686	411,101	413,262	410,687

Amounts attributable to the Company's common shareholders:
Income from continuing operations	$62,999	$88,275	$471,270	$260,246
Income/(loss) from discontinued operations	-	91,860	(75)	67,254
Net income	$62,999	$180,135	$471,195	$327,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$81,084	$197,309	$521,432	$385,119
Other comprehensive income:
Change in unrealized gain on marketable securities, net	(5,871)	5,869	(44,418)	13,980
Change in unrealized loss on interest rate swaps	(530)	-	(475)	-
Change in foreign currency translation adjustment, net	(6,437)	(14,912)	(14,973)	(17,807)
Other comprehensive loss	(12,838)	(9,043)	(59,866)	(3,827)

Comprehensive income	68,246	188,266	461,566	381,292

Comprehensive income attributable to noncontrolling interests	(3,512)	(2,586)	(6,518)	(13,710)

Comprehensive income attributable to the Company	$64,734	$185,680	$455,048	$367,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess of	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Net Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2014	$(996,058)	$(64,982)	102	$102	409,731	$4,097	$5,689,258	$4,632,417	$137,109	$4,769,526

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	3,098	3,098

Comprehensive income:
Net income	371,220	-	-	-	-	-	-	371,220	13,899	385,119
Other comprehensive income, net of tax:								-
Change in unrealized gain on marketable securities	-	13,980	-	-	-	-	-	13,980	-	13,980
Change in foreign currency translation adjustment	-	(17,618)	-	-	-	-	-	(17,618)	(189)	(17,807)
								-
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(4,779)	(4,779)
Dividends ($0.675 per common share; $1.2938 per								-
Class H Depositary Share and $1.1250 per								-
Class I Depositary Share, and $1.0313 per								-
Class J Depositary Share. and $1.0547 per								-
Class K Depositary Share, respectively)	(321,111)	-	-	-	-	-	-	(321,111)	-	(321,111)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(25,150)	(25,150)
Issuance of common stock	-	-	-	-	805	8	13,827	13,835	-	13,835
Surrender of restricted stock	-	-	-	-	(187)	(2)	(3,979)	(3,981)	-	(3,981)
Exercise of common stock options	-	-	-	-	989	10	16,077	16,087	-	16,087
Acquisition of noncontrolling interests	-	-	-	-	-	-	(53)	(53)	(766)	(819)
Amortization of equity awards	-	-	-	-	-	-	7,699	7,699	-	7,699
Balance, September 30, 2014	$(945,949)	$(68,620)	102	$102	411,338	$4,113	$5,722,829	$4,712,475	$123,222	$4,835,697

Balance, January 1, 2015	$(1,006,578)	$45,122	102	$102	411,820	$4,118	$5,732,021	$4,774,785	$126,980	$4,901,765

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	66,163	66,163

Comprehensive income:
Net income	514,914	-	-	-	-	-	-	514,914	6,518	521,432
Other comprehensive income, net of tax:								-
Change in unrealized gain on marketable securities	-	(44,418)	-	-	-	-	-	(44,418)	-	(44,418)
Change in unrealized loss on interest rate swaps	-	(475)	-	-	-	-	-	(475)	-	(475)
Change in foreign currency translation adjustment	-	(14,973)	-	-	-	-	-	(14,973)	-	(14,973)
								-
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(5,822)	(5,822)
Dividends ($0.72 per common share; $1.2938 per
Class H Depositary Share and $1.1250 per
Class I Depositary Share, and $1.0313 per
Class J Depositary Share. and $1.0547 per
Class K Depositary Share, respectively)	(341,082)							(341,082)	-	(341,082)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(6,706)	(6,706)
Issuance of common stock	-	-	-	-	784	8	480	488	-	488
Surrender of restricted stock	-	-	-	-	(227)	(2)	(5,602)	(5,604)	-	(5,604)
Exercise of common stock options	-	-	-	-	846	8	15,559	15,567	-	15,567
Sale of interests in investments, net of tax of $16 million	-	-	-	-	-	-	23,993	23,993	-	23,993
Acquisition of noncontrolling interests							(6,437)	(6,437)	(25,189)	(31,626)
Amortization of equity awards	-	-	-	-	-	-	10,956	10,956	-	10,956
Balance, September 30, 2015	$(832,746)	$(14,744)	102	$102	413,223	$4,132	$5,770,970	$4,927,714	$161,944	$5,089,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30
	2015	2014
Cash flow from operating activities:
Net income	$521,432	$385,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,432	199,914
Impairment charges	27,989	107,034
Equity award expense	15,312	14,465
Gain on sale of operating properties	(88,497)	(130,052)
Gain on sale of marketable securities	(38,488)	-
Gains on change in control of interests	(146,143)	(83,773)
Equity in income of joint ventures, net	(130,808)	(150,073)
Equity in income from other real estate investments, net	(31,236)	(16,404)
Distributions from joint ventures and other real estate investments	149,141	186,629
Change in accounts and notes receivable	(372)	3,168
Change in accounts payable and accrued expenses	38,703	35,289
Change in other operating assets and liabilities	(58,181)	(41,311)
Net cash flow provided by operating activities	517,284	510,005

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(619,622)	(382,128)
Improvements to operating real estate	(111,740)	(93,733)
Acquisition of real estate under development	(3,074)	-
Improvements to real estate under development	(8,922)	(154)
Investment in marketable securities	(257)	(4,556)
Proceeds from sale of marketable securities	71,562	3,780
Investments and advances to real estate joint ventures	(87,953)	(59,602)
Reimbursements of investments and advances to real estate joint ventures	98,741	144,359
Investment in other real estate investments	(545)	(3,851)
Reimbursements of investments and advances to other real estate investments	40,556	12,981
Collection of mortgage loans receivable	52,963	7,707
Investment in other investments	(190,278)	-
Proceeds from sale of operating properties	238,444	303,104
Net cash flow used for investing activities	(520,125)	(72,093)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(444,150)	(298,264)
Principal payments on rental property debt	(22,452)	(17,098)
Proceeds from mortgage loan financings	-	15,700
Proceeds under unsecured revolving credit facility, net	325,000	55,646
Proceeds from issuance of unsecured term loan/notes	1,000,000	500,000
Repayments under unsecured term loan/notes	(600,000)	(370,842)
Financing origination costs	(9,132)	(11,911)
Contributions from noncontrolling interests	106,154	1,133
Redemption/distribution of noncontrolling interests	(33,810)	(2,192)
Dividends paid	(340,745)	(320,749)
Proceeds from issuance of stock	15,567	16,087
Net cash flow provided by/(used for) financing activities	(3,568)	(432,490)

Change in cash and cash equivalents	(6,409)	5,422

Cash and cash equivalents, beginning of period	187,322	148,768
Cash and cash equivalents, end of period	$180,913	$154,190

Interest paid during the period (net of capitalized interest of $3,784 and $1,288, respectively)	$150,625	$135,706

Income taxes paid during the period	$5,985	$12,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and subsidiaries, (the “Company”). The Company’s subsidiaries include subsidiaries which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K for the year ended December 31, 2014 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements (see Footnotes 4, 9 and 12).

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Computation of Basic Earnings Per Share:
Income from continuing operations	$53,419	$105,451	$435,288	$310,049
Gain on sale of operating properties, net of tax	27,665	-	86,219	389
Net income attributable to noncontrolling interests	(3,512)	(2,601)	(6,518)	(13,899)
Discontinued operations attributable to noncontrolling interests	-	(2)	-	7,427
Preferred stock dividends	(14,573)	(14,573)	(43,719)	(43,720)
Income from continuing operations available to the common shareholders	62,999	88,275	471,270	260,246
Earnings attributable to participating securities	(405)	(431)	(2,178)	(1,292)
Income from continuing operations attributable to common shareholders	62,594	87,844	469,092	258,954
Income/(loss) from discontinued operations attributable to the Company	-	91,860	(75)	67,254
Net income attributable to the Company’s common shareholders for basic earnings per share	$62,594	$179,704	$469,017	$326,208

Weighted average common shares outstanding	411,487	409,326	411,202	408,868

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.15	$0.21	$1.14	$0.63
Income from discontinued operations	-	0.23	-	0.17
Net income attributable to the Company	$0.15	$0.44	$1.14	$0.80

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$62,594	$87,844	$469,092	$258,954
Income/(loss) from discontinued operations attributable to the Company	-	91,860	(75)	67,254
Distributions on convertible units	-	130	446	393
Net income attributable to the Company’s common shareholders for diluted earnings per share	$62,594	$179,834	$469,463	$326,601

Weighted average common shares outstanding – basic	411,487	409,326	411,202	408,868
Effect of dilutive securities (a): Equity awards	1,199	1,052	1,337	1,092
Assumed conversion of convertible units	-	723	723	727
Shares for diluted earnings per common share	412,686	411,101	413,262	410,687

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.15	$0.21	$1.14	$0.63
Income from discontinued operations	-	0.23	-	0.17
Net income attributable to the Company	$0.15	$0.44	$1.14	$0.80

(a)

For the three and nine months ended September 30, 2015 and 2014, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.  Additionally, there were 5,963,010 and 8,839,578 stock options that were not dilutive at September 30, 2015 and 2014, respectively.

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

New Accounting Pronouncements –

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company elected to early adopt ASU 2015-16 beginning in its third quarter ended September 30, 2015 (see Footnote 2). The adoption of ASU 2015-16 did not have a material impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company elected to early adopt ASU 2015-03 beginning in its fiscal year 2015 (see Footnote 9). In August 2015, the FASB issued ASU 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”) providing guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance on this matter, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on that line-of-credit arrangement. The adoption of ASU 2015-03 and ASU 2015-15 did not have a material impact on the Company’s financial position or results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was anticipated to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

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

2. Operating Property Activities

Acquisitions -

During the nine months ended September 30, 2015, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash*	Debt Assumed	Other	Total	GLA**
Elmont Plaza	Elmont, NY (1)	Jan-15	$2,400	$-	$3,358	$5,758	13
Garden State Pavilion Parcel	Cherry Hill, NJ	Jan-15	16,300	-	-	16,300	111
Kimstone Portfolio (39 properties)	Various (2)	Feb-15	513,513	637,976	236,011	1,387,500	5,631
Copperfield Village	Houston, TX	Feb-15	18,700	20,800	-	39,500	165
Snowden Square Parcel	Columbia, MD	Mar-15	4,868	-	-	4,868	25
Dulles Town Crossing Parcel	Sterling, VA	Mar-15	4,830	-	-	4,830	9
Flagler Park S.C.	Miami, FL	Mar-15	1,875	-	-	1,875	5
West Farms Parcel	New Britain, CT	Apr-15	6,200	-	-	6,200	24
Milleridge Inn	Jericho, NY	Apr-15	7,500	-	-	7,500	-
Woodgrove Festival Parcels	Woodridge, IL	Jun-15	5,611	-	-	5,611	12
Montgomery Plaza	Fort Worth , TX (3)	Jul-15	34,522	29,311	9,044	72,877	291
125 Coulter Avenue Parcel	Ardmore, PA	Sep-15	1,925	-	-	1,925	6
			$618,244	$688,087	$248,413	$1,554,744	6,292

*    The Company utilized $39.8 million associated with Internal Revenue Code §1031 sales proceeds.

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

(2)	The Company acquired from its partner the remaining ownership interest in 39 properties that were held in a joint venture in which the Company had a 33.3% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain on change in control of interest of $140.0 million resulting from the fair value adjustment associated with the Company’s previously held equity interest, which is reflected in the purchase price above in Other.
(3)	The Company acquired from its partner the remaining ownership interest in a property that was held in a joint venture in which the Company had a 20.0% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain on change in control of interest of $6.3 million resulting from the fair value adjustment associated with the Company’s previously held equity interest, which is reflected in the purchase price above in Other.

The purchase price for these acquisitions has been preliminarily allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price allocations and related accounting will be finalized upon completion of the Company’s valuation studies. Accordingly, the fair value allocated to these assets and liabilities are subject to revision. The Company records allocation adjustments when purchase price allocations are finalized. The aggregate purchase price of the properties acquired during the nine months ended September 30, 2015, has been allocated as follows (in thousands):

	Preliminary Allocation	Allocation Adjustments (*)	Revised Allocation as of September 30, 2015
Land	$417,566	$(37,799)	$379,767
Buildings	876,329	78,622	954,951
Above Market Rents	32,025	(1,776)	30,249
Below Market Rents	(67,356)	4,849	(62,507)
In-Place Leases	156,177	(54,040)	102,137
Building Improvements	135,533	1,901	137,434
Tenant Improvements	23,733	8,243	31,976
Mortgage Fair Value Adjustment	(22,124)	-	(22,124)
Other Assets	3,027	-	3,027
Other Liabilities	(166)	-	(166)
	$1,554,744	$-	$1,554,744

*

In accordance with the Company’s adoption of ASU 2015-16, which eliminates the requirement to restate prior period financial statements for measurement period adjustments relating to purchase price allocations, the Company, during September 2015, adjusted the preliminary allocation amounts recorded for properties acquired during the nine months ended September 30, 2015. The impact of these allocation adjustments on the Company’s tangible and intangible assets and liabilities are reflected in the table above. In addition, these allocation adjustments resulted in an increase to Depreciation and amortization expense of $5.8 million and a reduction to Revenues from rental properties of $0.1 million for the three months ended September 30, 2015, which related to the six months ended June 30, 2015.

During the nine months ended September 30, 2015, the Company acquired four land parcels, in separate transactions, for an aggregate purchase price of $37.5 million.

During the three months ended September 30, 2015, the Company entered into an agreement to acquire the remaining 50.0% interest in a property previously held in a joint venture in which the Company had a noncontrolling interest for a gross purchase price of $23.0 million. Upon signing this contract, which is expected to close in January 2016, the Company effectively gained control of the entity and is entitled to all economics and risk of loss and as such, the Company now consolidates this property pursuant to the FASB’s Consolidation guidance. Additionally, as the Company is required to purchase the partners interest at a fixed and determinable price in January 2016, the Company has recognized $11.5 million within Other liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2015. Based upon the Company’s intent to redevelop a portion of the property, the Company allocated $8.4 million of the gross purchase price to Real estate under development on the Company’s Condensed Consolidated Balance Sheets and the remaining $14.6 million was allocated to Operating real estate on the Company’s Condensed Consolidated Balance Sheets.

Additionally, during the nine months ended September 30, 2015, the Company acquired the remaining interest in a previously consolidated joint venture for $30.5 million. The Company continues to consolidate this entity as there was no change in control from this transaction. The purchase of the remaining interest resulted in a decrease in noncontrolling interest of $25.0 million and a decrease of $5.4 million to the Company’s Paid-in capital.

Dispositions –

During the nine months ended September 30, 2015, the Company disposed of 74 operating properties and six out parcels, in separate transactions, for an aggregate sales price of $276.3 million. These transactions resulted in an aggregate gain of $86.2 million, after income tax expense and aggregate impairment charges of $2.2 million.

During the nine months ended September 30, 2015, the Company obtained a controlling ownership interest in a property that was held in a preferred equity investment in which the Company had a noncontrolling interest and as a result consolidated the property. The property was subsequently sold for $18.7 million, including $16.3 million in mortgage debt, at no gain or loss during the nine months ended September 30, 2015.

At September 30, 2015, the Company had three properties classified as held-for-sale at a carrying amount of $23.4 million, net of accumulated depreciation of $10.0 million, which are included in Other assets on the Company’s Condensed Consolidated Balance Sheets.  The book value of these properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized. The Company’s determination of the fair value of these properties was based upon executed contracts of sale with third parties.

Prior to the adoption of ASU 2014-08, the Company reported the operations and financial results of properties held for sale and operating properties sold as Discontinued operations in the Company’s Condensed Consolidated Statements of Income. Upon the adoption of ASU 2014-08 on January 1, 2015, operations of properties held-for-sale and operating properties sold are reported in income from continuing operations as they do not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results.

Impairment Charges -

During the nine months ended September 30, 2015, the Company recognized aggregate impairment charges of $27.9 million which are included in Impairment charges under Operating expenses on the Company’s Condensed Consolidated Statements of Income. These impairment charges consist of (i) $2.2 million related to the sale of certain operating properties, as discussed above, (ii) $19.6 million related to adjustments to property carrying values for which the Company has decided to market for sale as part of its active capital recycling program and as such has adjusted the anticipated hold periods for such properties, (iii) $5.3 million related to certain investments in other real estate investments and (iv) $0.8 million related to marketable debt securities investment. The Company’s estimated fair value on the properties pending disposition were determined based upon estimated sales price and appraisals. (See Footnote 11 for fair value disclosure).

3. Discontinued Operations

During 2014 and prior to the Company’s adoption of ASU 2014-08 on January 1, 2015, as further discussed in Note 2, operations of properties held-for-sale and assets sold during the period were classified as discontinued operations. The results of these discontinued operations are included as a separate component of income on the Condensed Consolidated Statements of Income under the caption “Discontinued operations”.  This reporting has resulted in certain reclassifications of 2014 financial statement amounts. Since adoption of ASU 2014-08 individual property dispositions will no longer qualify as a discontinued operation under the new guidance.

The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2015 and 2014 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2014 and the operations for the applicable period for assets classified as held-for-sale as of December 31, 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Discontinued operations:
Revenues from rental property	$-	$14,566	$124	$65,594
Rental property expenses	-	(3,824)	(49)	(16,724)
Depreciation and amortization	-	(3,488)	-	(14,606)
Provision for doubtful accounts, net	-	38	(57)	(708)
Interest expense, net	-	(330)	-	(1,111)
Other expense, net	-	116	(12)	(18)
Income from discontinued operating properties, before income taxes	-	7,078	6	32,427
Impairment of property carrying value, net, before income taxes	-	(4,490)	(82)	(78,645)
Gain on disposition of operating properties, net, before income taxes	-	99,145	-	129,435
(Provision)/benefit for income taxes, net	-	(9,875)	1	(8,536)
Income/(loss) from discontinued operating properties	-	91,858	(75)	74,681
Net income attributable to noncontrolling interests	-	2	-	(7,427)
Income/(loss) from discontinued operations attributable to the Company	$-	$91,860	$(75)	$67,254

4. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at September 30, 2015 and December 31, 2014 (in millions, except number of properties):

	As of September 30, 2015					As of December 31, 2014
Venture	Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	55	9.9	$2,596.9	$176.4	15.0%	60	10.6	$2,728.9	$178.6
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	50	10.9	1,428.5	135.5	48.6%	54	11.5	1,488.2	152.1
Kimstone (2) (3)	-	-	-	-	-	33.3%	39	5.6	1,098.7	98.1
BIG Shopping Centers (2)	50.1%	5	0.9	121.9	-	50.1%	6	1.0	151.6	-
The Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	7	2.4	518.8	194.4	55.0%	7	2.4	504.0	188.9
Other Institutional Programs (2)	Various	53	1.8	414.2	18.9	Various	53	1.8	413.8	11.0
RioCan	50.0%	41	8.5	955.2	121.3	50.0%	45	9.3	1,205.8	159.8
Latin America	Various	9	-	57.7	15.3	Various	13	0.1	91.2	24.4
Other Joint Venture Programs	Various	53	8.7	1,180.6	171.9	Various	60	9.5	1,401.2	224.3
Total		273	43.1	$7,273.8	$833.7		337	51.8	$9,083.4	$1,037.2

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

(3)

During the nine months ended September 30, 2015, the Company purchased the remaining 66.7% interest in the 39-property Kimstone portfolio from Blackstone for a gross purchase price of $1.4 billion, including the assumption of $638.0 million in mortgage debt.

The table below presents the Company’s share of net income/(loss) for the above investments which is included in the Company’s Condensed Consolidated Statements of Income in Equity in income of joint ventures, net for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
KimPru and KimPru II (1)	$(0.2)	$2.6	$3.3	$7.7
KIR (4)	8.5	6.5	31.6	19.4
Kimstone	-	1.3	0.7	0.6
BIG Shopping Centers	0.2	1.0	0.4	2.6
CPP	2.2	2.1	7.1	5.2
Other Institutional Programs	0.1	2.6	0.4	4.0
RioCan	5.8	7.7	72.7	23.0
Latin America	(0.2)	0.8	(1.3)	35.3
Other Joint Venture Programs (2) (3) (5)	(5.5)	27.2	15.9	52.3
Total	$10.9	$51.8	$130.8	$150.1

(1)

During the nine months ended September 30, 2015, KimPru recognized aggregate impairment charges related to three properties which KimPru anticipates selling or being foreclosed on within the next year, therefore effectively shortening its anticipated hold period for these assets which resulted in the expected future cash flows being less than the carrying value. The Company’s share of these impairment charges was $2.8 million.

(2)

During September 2013, the Intown portfolio was sold and the Company maintained its guarantee on a portion of debt that was assumed by the buyer at closing. The transaction resulted in a deferred gain to the Company of $21.7 million due to the Company’s continued involvement through its guarantee of the debt. On February 24, 2015, the outstanding debt balance was fully repaid by the buyer and as such, the Company was relieved of its related commitments and guarantee. As a result, the Company recognized the deferred gain of $21.7 million during the nine months ended September 30, 2015.

(3)

During the nine months ended September 30, 2015, three joint ventures in which the Company holds noncontrolling interests recognized impairment charges relating to the pending sale of two properties and the pending foreclosure of one property. The Company’s share of these impairment charges was $9.8 million, before income tax benefit.

(4)

During the nine months ended September 30, 2014, KIR recognized aggregate impairment charges of $5.0 million, of which the Company’s share was $2.8 million, related to two properties which KIR anticipates selling within the next year, therefore effectively shortening its anticipated hold period for these assets which resulted in the expected future cash flows being less than the carrying value.

(5)

During the nine months ended September 30, 2014, the Company received a distribution of $15.4 million from a joint venture that was in excess of its carrying value and as such, the Company recognized this amount as equity in income.

The following table provides a summary of properties and land parcels disposed of through the Company’s real estate joint ventures or transferred to joint venture partners during the nine months ended September 30, 2015 and 2014. These transactions resulted in an aggregate net gain to the Company of $61.7 million and $59.5 million, before income taxes, for the nine months ended September 30, 2015 and 2014, respectively, and is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income:

	Nine Months Ended September 30, 2015
	Number of properties	Number of land parcels	Aggregate sales price (in millions)
KimPru and KimPru II	5	1	$84.0
KIR	4	-	$72.6
RioCan	4	-	$204.2
Latin America	4	9	$16.2
Other Joint Venture Programs (1)	6	-	$123.7

(1)	The Company acquired the remaining interest in two of these properties. See Footnote 2 for the operating properties acquired by the Company during the nine months ended September 30, 2015.

	Nine Months Ended September 30, 2014
	Number of properties	Number of land parcels	Aggregate sales price (in millions)
KIR	2	-	$17.7
Other Institutional Programs (1)	27	-	$823.6
Latin America	10	-	$202.1
Other Joint Venture Programs	14	-	$158.5

(1)	The Company acquired the remaining interest in 25 of these properties during the nine months ended September 30, 2014.

Additionally, on October 6, 2015, the Company sold its ownership interests in 19 Canadian properties to its partner, RioCan, for a gross sales price of Canadian dollars (“CAD”) $477.3 million ($366.1 million U.S. dollars (“USD”)), including the assumption of CAD $126.5 million (USD $97.0 million) of mortgage debt, which was in excess of the carrying value at September 30, 2015. The Company received CAD $291.9 million (USD $224.0 million) in proceeds, net of its share of debt and withholding taxes.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2015 and December 31, 2014 (dollars in millions):

	As of September 30, 2015			As of December 31, 2014
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$822.1	5.54%	15.5	$920.0	5.53%	23.0
KIR	815.4	4.62%	65.3	860.7	5.04%	61.9
Kimstone	-	-	-	701.3	4.45%	28.7
BIG Shopping Centers	119.9	5.45%	13.1	144.6	5.52%	22.0
CPP	110.5	5.15%	6.5	112.0	5.05%	10.1
Other Institutional Programs	216.8	5.28%	18.5	272.9	5.21%	23.5
RioCan	499.1	4.09%	37.0	640.5	4.29%	39.9
Other Joint Venture Programs	808.1	5.30%	49.0	921.9	5.31%	58.6
Total	$3,391.9			$4,573.9

* Average Remaining Term includes extension options.

5. Other Real Estate Investments and Other Assets

Preferred Equity Capital -

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity Program. As of September 30, 2015, the Company’s net investment under the Preferred Equity Program was $198.1 million relating to 422 properties, including 383 net leased properties.  During the nine months ended September 30, 2015, the Company earned $16.5 million from its preferred equity investments, including $9.2 million in profit participation earned from seven capital transactions.  During the nine months ended September 30, 2014, the Company earned $17.5 million from its preferred equity investments, including $3.7 million in profit participation earned from three capital transactions.

Kimsouth -

Kimsouth Realty Inc. (“Kimsouth”) is a wholly-owned subsidiary of the Company. KRS AB Acquisition, LLC (the “ABS Venture”) was a wholly owned subsidiary of Kimsouth that has a noncontrolling interest in AB Acquisition, LLC (“AB Acquisition”), a joint venture which owns Albertsons Inc. (“Albertsons”) and NAI Group Holdings Inc. (“NAI”). The Company holds a controlling interest in the ABS Venture and consolidates this entity. During January 2015, two new noncontrolling members were admitted into the ABS Venture, including Colony Capital, Inc. and affiliates (“Colony”), after which the Company contributed $85.3 million and the two noncontrolling members contributed an aggregate $105.0 million, of which Colony contributed $100.0 million, to the ABS Venture, which was subsequently contributed to AB Acquisition to facilitate the acquisition of all of the outstanding shares of Safeway Inc. (“Safeway”). As a result of this transaction, the ABS Venture now holds a combined 14.35% interest in AB Acquisition, of which the Company holds a combined 9.8% ownership interest and Colony holds a 4.3% ownership interest. Richard B. Saltzman, a member of the Board of Directors of the Company, is the chief executive officer, president and a director of Colony Capital, Inc. The combined company of Albertsons, NAI and Safeway operates 2,230 grocery stores across 34 states.

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

Leveraged Lease –

The Company held a 90% equity participation interest in a leverage lease of 11 properties which were encumbered by third-party non-recourse debt of $11.2 million. During the nine months ended September 30, 2015, the Company sold its leveraged lease interest for a gross sales price of $22.0 million and recognized a gain of $2.1 million in connection with the transaction, which is included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

6. Variable Interest Entities (“VIE”)

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at September 30, 2015, is an entity that is a VIE, for which the Company is the primary beneficiary. This entity was established to develop real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership and management of the property. This entity was deemed a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest.

At September 30, 2015, total assets of this ground-up development VIE were $78.1 million and total liabilities were $0.4 million. The classification of these assets is primarily within Real estate under development and the classification of liabilities is primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for this ground-up development VIE, aggregating $32.8 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at September 30, 2015, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of September 30, 2015, the Company’s investment in this VIE was a negative $7.4 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $7.4 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

7. Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of September 30, 2015, the Company had a total of 14 loans aggregating $26.2 million all of which were identified as performing loans.

During the nine months ended September 30, 2015, the Company sold its remaining interest in a Canadian preferred equity for a sales price of CAD $8.0 million (USD $6.1 million). In conjunction with this sale the Company issued seller financing of CAD $7.5 million (USD $5.7 million) which bears interest at an annual rate of 5.0% and is scheduled to mature on July 31, 2017.

Additionally, during the nine months ended September 30, 2015, the Company received full payment relating to three mortgage receivable loans which had an aggregate outstanding balance of $51.9 million. These loans bore interest at rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 2.50% to 7.00% and had scheduled maturities ranging from August 2015 to March 2018.

8. Marketable Securities and Other Investments

At September 30, 2015, the Company’s investment in marketable securities was $12.2 million, which includes an aggregate unrealized gain of $1.8 million relating to marketable equity security investments. During the nine months ended September 30, 2015, the Company sold 7.7 million shares of its Supervalu Inc. common stock for an aggregate price of $70.3 million. As a result of this transaction, the Company realized a gain of $38.5 million during the nine months ended September 30, 2015, which is included in Interest, dividends and other investment income on the Company’s Condensed Consolidated Statements of Income (see Footnote 15).

9. Notes and Mortgages Payable

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning in its fiscal year 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its Notes Payable and Mortgages Payable to all periods presented. Unamortized debt issuance costs of $25.9 million and $3.1 million are included in Notes Payable and Mortgages Payable, respectively, as of September 30, 2015, and $20.4 million and $3.9 million of unamortized debt issuance costs are included in Notes Payable and Mortgages Payable, respectively, as of December 31, 2014 (previously included in Other assets on the Company’s Condensed Consolidated Balance Sheets).

Notes Payable -

During January 2015, the Company entered into a new $650.0 million unsecured term loan (“Term Loan”) which is scheduled to mature in January 2017 (with three one-year extension options at the Company’s discretion) and accrues interest at a spread (currently 95 basis points) to LIBOR or at the Company’s option at a base rate as defined per the agreement (1.15% at September 30, 2015). The proceeds from the Term Loan were used to repay the Company’s $400.0 million term loan, which was scheduled to mature in April 2015 (with two additional one-year extension options) and bore interest at LIBOR plus 105 basis points, and for general corporate purposes. Pursuant to the terms of the credit agreement for the Term Loan, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. The Company was in compliance with all of the covenants as of September 30, 2015.

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

During October 2015, the Company issued $500.0 million of seven-year Senior Unsecured Notes at an interest rate of 3.400% payable semi-annually in arrears which are scheduled to mature in November 2022.

Additionally, during the nine months ended September 30, 2015, the Company repaid (i) its $100.0 million 4.904% medium term notes, which matured in February 2015 and (ii) its $100.0 million 5.250% senior unsecured notes, which matured in September 2015.

Mortgages Payable -

During the nine months ended September 30, 2015, the Company (i) assumed $710.2 million of individual non-recourse mortgage debt relating to the acquisition of 35 operating properties, including an increase of $22.1 million associated with fair value debt adjustments and (ii) paid off $444.9 million of mortgage debt (including fair market value adjustment of $0.8 million) that encumbered 19 operating properties.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2015 and 2014 (amounts in thousands):

	2015	2014
Balance at January 1,	$91,480	$86,153
Issuance of redeemable partnership interests	-	4,943
Redemption value adjustment, net	1,208	225
Other	51	92
Balance at September 30,	$92,739	$91,413

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable securities (1)	$12,189	$12,189	$90,235	$90,035
Notes payable (2)	$3,852,640	$3,940,295	$3,171,742	$3,313,936
Mortgages payable (3)	$1,645,946	$1,680,714	$1,424,228	$1,481,138

(1)

As of September 30, 2015 and December 31, 2014, the Company determined that $10.5 million and $87.7 million, respectively, of the Marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $1.7 million and $2.3 million, respectively, were classified within Level 3 of the fair value hierarchy.

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

The tables below present the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2015	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$10,533	$10,533	$-	$-
Liabilities:
Interest rate swaps (1)	$1,879	$-	$1,879	$-

	Balance at December 31, 2014	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$87,659	$87,659	$-	$-
Liabilities:
Interest rate swaps (1)	$1,404	$-	$1,404	$-

(1) Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets

Assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014, are as follows (in thousands):

	Balance at September 30, 2015	Level 1	Level 2	Level 3

Real estate	$23,838	$-	$-	$23,838

	Balance at December 31, 2014	Level 1	Level 2	Level 3

Real estate	$80,270	$-	$-	$80,270

During the nine months ended September 30, 2015, the Company recognized impairment charges of $28.0 million of which $0.1 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of (i) $21.9 million related to adjustments to property carrying values, (ii) $5.3 million related to certain investments in other real estate investments and (iii) $0.8 million related to marketable debt securities investment. During the nine months ended September 30, 2014, the Company recognized impairment charges of $107.0 million of which $78.6 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of (i) $102.2 million related to adjustments to property carrying values and (ii) $4.8 million related to a cost method investment.

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

As of September 30, 2015 and December 31, 2014
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

On October 26, 2015, the Company called for the redemption of all of its outstanding 7,000,000 depositary shares of the Company’s 6.90% Class H Cumulative Redeemable Preferred Stock, $1.00 par value per share (the “Class H Preferred Stock”). The aggregate redemption amount of $175.0 million plus accumulated and unpaid dividends of $1.3 million, will be paid on November 25, 2015. Upon redemption, the Company anticipates to record a non-cash charge of $5.8 million resulting from the difference between the redemption amount and the carrying amount of the Class H Preferred Stock on the Company’s Condensed Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity. This charge will be subtracted from net income to arrive at net income available to common shareholders and used in the calculation of earnings per share for the period ending December 31, 2015.

13. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2015 and 2014 (in thousands):

	2015	2014
Acquisition of real estate interests by assumption of mortgage debt	$20,800	$210,232
Acquisition of real estate interests by issuance of redeemable units/partnership interest	$-	$6,122
Acquisition of real estate interests through proceeds held in escrow	$39,849	$71,116
Proceeds held in escrow through sale of real estate interests	$36,733	$147,728
Disposition of real estate interests by assignment of debt	$15,744	$-
Issuance of restricted common stock	$488	$13,835
Surrender of restricted common stock	$(5,604)	$(3,981)
Declaration of dividends paid in succeeding period	$111,480	$104,858
Consolidation of Joint Ventures:
Increase in real estate and other assets	$977,807	$509,839
Increase in mortgages payable and other liabilities	$694,530	$373,879

14. Incentive Plans

The Company maintains two equity participation plans, the Second Amended and Restated 1998 Equity Participation Plan (the “Prior Plan”) and the 2010 Equity Participation Plan (the “2010 Plan”) (collectively, the “Plans”).  The Prior Plan provides for a maximum of 47,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified stock options and restricted stock grants.  Effective May 1, 2012, the 2010 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified stock options and other awards, plus the number of shares of common stock which are or become available for issuance under the Prior Plan and which are not thereafter issued under the Prior Plan, subject to certain conditions.  Unless otherwise determined by the Board of Directors at its sole discretion, stock options granted under the Plans generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant.  Restricted stock grants generally vest (i) 100% on the fourth or fifth anniversary of the grant, (ii) ratably over three, four and five years or (iii) over ten years at 20% per year commencing after the fifth year.  Performance share awards, which vest over a period of one to three years, may provide a right to receive shares of the Company’s common stock or restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors.  In addition, the Plans provide for the granting of certain stock options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permit such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company recognized expenses associated with its equity awards of $15.3 million and $14.5 million for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, the Company had $31.1 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 2.5 years.

15. Accumulated Other Comprehensive Income (“AOCI”)

The following tables display the change in the components of accumulated other comprehensive income for the nine months ended September 30, 2015 and 2014:

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Unrealized Gain/(Loss) on Interest Rate Swaps	Total
Balance as of January 1, 2015	$329	$46,197	$(1,404)	$45,122
Other comprehensive income before reclassifications	(14,973)	(5,930)	(475)	(21,378)
Amounts reclassified from AOCI (1)	-	(38,488)	-	(38,488)
Net current-period other comprehensive income	(14,973)	(44,418)	(475)	(59,866)
Balance as of September 30, 2015	$(14,644)	$1,779	$(1,879)	$(14,744)

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for-Sale Investments	Total
Balance as of January 1, 2014	$(90,977)	$25,995	$(64,982)
Other comprehensive income before reclassifications	(17,618)	13,980	(3,638)
Amounts reclassified from AOCI	-	-	-
Net current-period other comprehensive income	(17,618)	13,980	(3,638)
Balance as of September 30, 2014	$(108,595)	$39,975	$(68,620)

(1) Amounts reclassified to Interest, dividends and other investment income on the Company’s Condensed Consolidated Statements of Income.

At September 30, 2015, the Company had a net $14.6 million of unrealized cumulative foreign currency translation adjustment (“CTA”) losses relating to its foreign entity investments in Canada and Chile. The CTA is comprised of $3.7 million of unrealized gains relating to its Canadian investments and $18.3 million of unrealized loss relating to its Chilean investment. CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under generally accepted accounting principles in the United States (“GAAP”), the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. The Company may, in the near term, liquidate its investment in Chile, which will require the then unrealized loss on foreign currency translation to be recognized as a charge against earnings.

16. Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2015. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the nine months ended September 30, 2015 and 2014, adjusted to give effect to these transactions at the beginning of 2014 and 2013, respectively.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been had the transactions occurred at the beginning of 2014 and 2013, respectively, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures).

	Nine Months Ended September 30,
	2015	2014

Revenues from rental property	$851.6	$846.7
Net income	$504.9	$329.4
Net income available to the Company’s common shareholders	$454.7	$278.4

Net income available to the Company’s common shareholders per common share:
Basic	$1.10	$0.68
Diluted	$1.10	$0.68

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of open-air shopping centers. As of September 30, 2015, the Company had interests in 710 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 104.6 million square feet of gross leasable area (“GLA”) and 451 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 8.3 million square feet of GLA, for a grand total of 1,161 properties aggregating 112.9 million square feet of GLA, located in 42 states, Puerto Rico, Canada, Mexico, and Chile.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s strategy is to be the premier owner and operator of open-air shopping centers through investments primarily in the U.S.  To achieve this strategy the Company is (i) striving to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, (ii) simplifying its business by (a) reducing the number of joint venture investments and (b) exiting Canada, Mexico and South America, which has been substantially completed and (iii) pursuing redevelopment opportunities within its portfolio to increase overall value and certain development opportunities for long-term investment. The Company has an active capital recycling program and during 2014, the Company implemented a plan to accelerate the disposition of certain U.S. properties. This plan effectively shortened the Company’s anticipated hold period for these properties and as such caused the Company to recognize impairment charges on certain consolidated operating properties to reflect their estimated fair values. If the Company accepts sales prices for certain of these assets that are less than their net carrying values, the Company could be required to take additional impairment charges and such amounts could be material. In order to execute the Company’s strategy, the Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on open-air shopping centers. The Company also has an institutional management business with domestic and foreign institutional partners for the purpose of investing in open-air shopping centers. In an effort to further its simplification strategy, the Company is actively pursuing opportunities to reduce its institutional management business through partner buy-outs, property acquisitions from institutional joint ventures and/or third party property sales.

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

	Three Months Ended
	September 30,
	(amounts in millions)
	2015	2014	Change	% change

Revenues from rental property (1)	$283.4	$246.6	$36.8	14.9%

Rental property expenses: (2)
Rent	$2.9	$3.6	$(0.7)	(19.4%)
Real estate taxes	36.6	31.5	5.1	16.2%
Operating and maintenance	34.9	30.6	4.3	14.1%
	$74.4	$65.7	$8.7	13.2%

Depreciation and amortization (3)	$103.7	$67.1	$36.6	54.5%

Comparison of the nine months ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,
	(amounts in millions)
	2015	2014	Change	% change

Revenues from rental property (1)	$848.0	$703.1	$144.9	20.6%

Rental property expenses: (2)
Rent	$9.5	$10.4	$(0.9)	(8.7%)
Real estate taxes	109.3	91.5	17.8	19.5%
Operating and maintenance	104.9	85.6	19.3	22.5%
	$223.7	$187.5	$36.2	19.3%

Depreciation and amortization (3)	$258.4	$185.3	$73.1	39.4%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2015 and 2014, providing incremental revenues for the three and nine months ended September 30, 2015, of $42.0 million and $142.4 million, respectively, as compared to the corresponding periods in 2014 (ii) an overall increase in the consolidated shopping center portfolio occupancy to 95.6% at September 30, 2015, as compared to 95.0% at September 30, 2014 and (iii) the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the three and nine months ended September 30, 2015, of $1.0 million and $13.1 million, respectively, as compared to the corresponding periods in 2014, partially offset by (iv) a decrease in revenues of $5.5 million and $9.5 million, for the three and nine months ended September 30, 2015, respectively, from properties sold during 2015 and (v) a decrease in revenues relating to the Company’s Latin America portfolio of $0.7 million and $1.1 million for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee, (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the three months ended September 30, 2015, as compared to the corresponding period in 2014, primarily due to the acquisitions of properties during 2015 and 2014, partially offset by the disposition of properties in 2015, which resulted in (i) a net increase in real estate taxes of $5.1 million, (ii) a net increase in insurance claims of $1.8 million (iii) a net increase in repairs and maintenance costs of $1.3 million, (iv) a net increase to property services of $1.0 million and (v) a net increase in utilities expense of $0.3 million.  Rental property expenses increased for the nine months ended September 30, 2015, as compared to the corresponding period in 2014, primarily due to the acquisitions of properties during 2015 and 2014, partially offset by the disposition of properties in 2015, which resulted in (i) a net increase in real estate taxes of $17.8 million, (ii) a net increase in repairs and maintenance costs of $6.3 million, (iii) an increase in property services of $4.2 million, (iv) a net increase in snow removal costs of $3.4 million, (v) a net increase in professional fees of $1.8 million, (vi) a net increase in insurance claims of $1.7 million and (vii) a net increase in utilities expense of $1.6 million.

(3)

Depreciation and amortization increased for the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, primarily due to operating property acquisitions during 2015 and 2014 and write-offs relating to the Company’s redevelopment projects in 2015, partially offset by property dispositions.

Management and other fee income decreased for the three and nine months ended September 30, 2015 by $3.7 million and $8.3 million, respectively, as compared to the corresponding periods in 2014. These decreases are primarily attributable to (i) the sale of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2015 and 2014 and (ii) a decrease in enhancement fee income related to InTown Suites of $1.3 million and $2.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014, resulting from the repayment of debt that was previously guaranteed by the Company.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense and other company-specific expenses. General and administrative expenses decreased $5.2 million for the nine months ended September 30, 2015, as compared to the corresponding period in 2014, primarily due to a decrease in severance costs and lower personnel related costs attributable to a decrease in the number of employees.

During the nine months ended September 30, 2015, the Company recognized impairment charges of $28.0 million, of which $0.1 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of (i) $21.9 million related to adjustments to property carrying values, (ii) $5.3 million related to certain investments in other real estate investments and (iii) $0.8 million related to marketable debt securities investment. During the nine months ended September 30, 2014, the Company recognized impairment charges of $107.0 million, of which $78.6 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of (i) $102.2 million related to adjustments to property carrying values and (ii) $4.8 million related to a cost method investment. The adjustments to property carrying values for 2015 and 2014 were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Interest, dividends and other investment income increased for the three and nine months ended September 30, 2015, by $5.4 million and $37.4 million, respectively, as compared to the corresponding periods in 2014. These increases are primarily due to the sale of certain marketable securities, which resulted in aggregate gains of $6.1 million and $38.5 million, for the three and nine months ended September 30, 2015, respectively.

Other income/(expense), net changed $4.4 million to income of $0.1 million for the nine months ended September 30, 2015, as compared to an expense of $4.3 million for the corresponding period in 2014. This change is primarily due to a decrease in acquisition related costs.

Interest expense increased $2.8 million and $8.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014.  These increases are primarily the result of higher levels of borrowings during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, primarily relating to the acquisition of operating properties during 2015 and 2014.

Provision for income taxes, decreased $2.4 million for the three months ended September 30, 2015, as compared to the corresponding period in 2014. This decrease is primarily due to (i) lower earnings resulting from the sales of certain properties within the Company’s taxable REIT subsidiaries during 2015 and 2014, (ii) a decrease in foreign tax expense of $0.7 million, which resulted from the sale of properties at higher gains during the three months ended September 30, 2014, as compared to the corresponding period in 2015, and (iii) an increase in tax benefit of $0.4 million related to impairment charges recognized during the three months ended September 30, 2015, as compared to the corresponding period in 2014.

Provision for income taxes, decreased $2.8 million for the nine months ended September 30, 2015, as compared to the corresponding period in 2014. This decrease is primarily due to (i) a decrease in foreign tax expense of $4.1 million, which resulted from the sale of properties at higher gains during the nine months ended September 30, 2014, as compared to the corresponding period in 2015 and (ii) an increase in tax benefit of $2.5 million related to impairment charges recognized during the nine months ended September 30, 2015, as compared to the corresponding period in 2014, partially offset by (iii) an increase in tax expense of $4.3 million relating to equity in income recognized in connection with the Company’s Albertson’s investment during the nine months ended September 30, 2015, as compared to the corresponding period in 2014.

Equity in income of joint ventures, net decreased $40.9 million for the three months ended September 30, 2015, as compared to the corresponding period in 2014. This decrease is primarily due to a decrease in gains of $9.5 million resulting from the sale of properties within various joint venture investments during the three months ended September 30, 2015, as compared to the corresponding period in 2014, (ii) an increase in impairment charges of $11.1 million recognized during the three months ended September 30, 2015, as compared to the corresponding period in 2014, (iii) an decrease in equity in income of $15.4 million resulting from a cash distribution received in excess of the Company’s carrying basis in 2014 and (iv) lower equity in income resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2015 and 2014.

Equity in income of joint ventures, net decreased $19.3 million for the nine months ended September 30, 2015, as compared to the corresponding period in 2014. This decrease is primarily due to (i) an increase in impairment charges of $17.4 million recognized during the nine months ended September 30, 2015, as compared to the corresponding period in 2014, (ii) a decrease in equity in income of $12.9 million resulting from a cash distribution received in excess of the Company’s carrying basis in 2014 and (iii) lower equity in income resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2015 and 2014, partially offset by (iv) an increase in gains of $22.4 million resulting from the sale of properties within various joint venture investments during the nine months ended September 30, 2015, as compared to the corresponding period in 2014.

During the nine months ended September 30, 2015, the Company acquired 41 properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded a net gain on change in control of interests of $146.1 million related to the fair value adjustment associated with its previously held equity interests in these properties.

During the nine months ended September 30, 2014, the Company acquired 25 properties from joint ventures in which the Company had a noncontrolling interest.  The Company recorded a net gain on change in control of interests of $83.8 million related to the fair value adjustment associated with its previously held equity interests in these properties

Equity in income from other real estate investments, net increased $5.3 million for the three months ended September 30, 2015, as compared to the corresponding period in 2014. This increase is primarily due to (i) an increase of $9.0 million in earnings from the Company’s Preferred Equity Program primarily resulting from the sale of the Company’s interests in certain preferred equity investments during the three months ended September 30, 2015, as compared to the corresponding period in 2014, partially offset by (ii) an increase of $2.1 million of impairments from the Company’s Preferred Equity Program and (iii) lower income in earnings resulting from the sale of the Company’s leveraged lease portfolio during 2015 of $1.4 million.

Equity in income from other real estate investments, net increased $14.8 million for the nine months ended September 30, 2015, as compared to the corresponding period in 2014. This increase is primarily due to (i) an increase in income of $10.8 million relating to the Albertson’s joint venture investment due to the receipt of distributions in excess of the Company’s carrying basis during the nine months ended September 30, 2015 and equity losses recognized during the nine months ended September 30, 2014 and (ii) an increase in income resulting from the sale of the Company’s leveraged lease portfolio of $5.5 million, partially offset by (iii) a decrease of $0.9 million in earnings from the Company’s Preferred Equity Program primarily resulting from the sale of the Company’s interests in certain preferred equity investments during 2015 and 2014.

During the nine months ended September 30, 2015, the Company disposed of 74 operating properties and six out parcels, in separate transactions, for an aggregate sales price of $276.3 million. These transactions resulted in an aggregate gain of $86.2 million, after income tax expense.

During the nine months ended September 30, 2014, the Company disposed of 37 operating properties, in separate transactions, for an aggregate sales price of $458.1 million, including seven operating properties in Mexico. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of $129.4 million and aggregate impairment charges of $12.1 million, before noncontrolling interests.

Net income attributable to the Company was $77.6 million and $514.9 million for the three and nine months ended September 30, 2015, respectively. Net income attributable to the Company was $194.7 million and $371.2 million for the three and nine months ended September 30, 2014, respectively. On a diluted per share basis, net income was $0.15 and $1.14 for the three and nine month period ended September 30, 2015, respectively, as compared to $0.44 and $0.80 for the three and nine month period ended September 30, 2014, respectively. These changes are primarily attributable to (i) incremental earnings due to the acquisition of operating properties during 2015 and 2014 and increased profitability from the Company’s operating properties, (ii) an increase in gains on sale of marketable securities, (iii) an increase in gain on change in control of interests during the nine months ended September 30, 2015, and (iv) an increase in equity in income of other real estate investments, net, partially offset by (v) an increase in depreciation and amortization (vi) a decrease in equity in income of joint ventures, net and (vii) the disposition of operating properties during 2015 and 2014.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At September 30, 2015, the Company’s five largest tenants were TJX Companies, The Home Depot, Bed Bath & Beyond, Royal Ahold, and Wal-Mart, which represented 3.4%, 2.3%, 2.0%, 1.9% and 1.8%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility with bank commitments of $1.75 billion which can be increased to $2.25 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Net cash flow provided by operating activities	$517.3	$510.0
Net cash flow used for investing activities	$(520.1)	$(72.1)
Net cash flow used for financing activities	$(3.6)	$(432.5)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Cash flows provided by operating activities for the nine months ended September 30, 2015, were $517.3 million, as compared to $510.0 million for the comparable period in 2014.  This increase of $7.3 million is primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2015 and 2014 and (iii) new leasing, expansion and re-tenanting of core portfolio properties, partially offset by (iv) a decrease in operational distributions from the Company’s joint venture programs, due to the sale of certain joint ventures during 2014 and 2015 and (v) changes in accounts and notes receivable and operating assets and liabilities due to timing of receipts and payments.

Investing Activities

Cash flows used for investing activities for the nine months ended September 30, 2015, were $520.1 million, as compared to $72.1 million for the comparable period in 2014. This change of $448.0 million resulted primarily from (i) an increase in acquisition of operating real estate of $237.5 million, (ii) an increase in investment in other investments of $190.3 million related to the Company’s KRS AB Acquisition, LLC joint venture investment in Safeway Inc., (iii) a decrease in proceeds from sale of operating properties of $64.7 million, (iv) a decrease in reimbursements of investments and advances to real estate joint ventures of $45.6 million, (v) an increase in investments and advances to real estate joint ventures of $28.4 million, (vi) an increase in improvements to operating real estate of $18.0 million and (vii) an increase to improvements to real estate under development of $8.8 million, partially offset by (viii) an increase in proceeds from sale/repayments of marketable securities of $67.8 million, (ix) an increase in collection of mortgage loans receivable of $45.3 million, (x) an increase in reimbursements of investments and advances to other real estate investments of $27.6 million and (xi) a decrease in investments in marketable securities of $4.3 million.

Acquisitions of Operating Real Estate and Other Related Net Assets-

During the nine months ended September 30, 2015 and 2014, the Company expended $619.6 million and $382.1 million, respectively, towards the acquisition of operating real estate properties. The Company’s strategy is to continue to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates expending approximately $700 million to $800 million for the acquisition of operating properties during 2015. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities, assumption of mortgage debt, if applicable, and availability under the Company’s revolving line of credit and term loan.

Improvements to Operating Real Estate -

During the nine months ended September 30, 2015 and 2014, the Company expended $111.7 million and $93.7 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Nine Months Ended September 30,
	2015	2014
Redevelopment/renovations	$85,489	$51,595
Tenant improvements/tenant allowances	17,585	38,611
Other	8,666	3,527
Total	$111,740	$93,733

Additionally, during the nine months ended September 30, 2015 and 2014, the Company capitalized interest of $3.8 million and $1.3 million, respectively, and capitalized payroll of $2.7 million and $2.1 million, respectively, in connection with the Company’s improvements of real estate.

During the nine months ended September 30, 2015 and 2014, the Company capitalized personnel costs of $9.0 million and $10.5 million, respectively, relating to deferred leasing costs.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads which are located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts during 2015 will be approximately $175 million to $225 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Ground-Up Development-

The Company is engaged in certain ground-up development projects, which will be held as long-term investments by the Company. As of September 30, 2015, the Company had in progress a total of five ground-up development projects located in the U.S. The Company anticipates its capital commitment toward these development projects during 2015 will be approximately $50 million to $75 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Investments and Advances to Real Estate Joint Ventures -

During the nine months ended September 30, 2015, the Company expended $88.0 million for investments and advances to real estate joint ventures, primarily related to the repayment of mortgage debt and received $98.7 million from reimbursements of investments and advances to real estate joint ventures, including refinancing of debt and sales of properties.

Financing Activities

Cash flows used for financing activities for the nine months ended September 30, 2015, were $3.6 million, as compared to $432.5 million for the comparable period in 2014.  This change of $428.9 million resulted primarily from (i) an increase in proceeds from issuance of unsecured term loan/notes of $500.0 million, (ii) an increase in borrowings/repayments, net under the Company’s unsecured revolving credit facility of $269.4 million and (iii) an increase in contributions from noncontrolling interests, net of $105.0 million, primarily relating to the joint venture investment in Safeway, partially offset by (iv) an increase in repayments under unsecured term loan/notes of $229.2 million, (v) an increase in principal payments of $151.2 million, (vi) an increase in redemption of noncontrolling interest of $31.6 million, (vii) an increase in dividends paid of $20.0 million and (viii) a decrease in proceeds from mortgage loan financing of $15.7 million.

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

Debt maturities for the remainder of 2015 consist of: $168.8 million of consolidated debt and $23.8 million of debt on properties included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available.  The 2015 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s revolving credit facility (which at September 30, 2015, had $1.3 billion available) and debt refinancing.  The 2015 debt maturities on properties in the Company’s Preferred Equity Program are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its investment-grade debt ratings.   The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $10.7 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

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

On October 26, 2015, the Company called for the redemption of all of its outstanding 7,000,000 depositary shares of the Company’s 6.90% Class H Cumulative Redeemable Preferred Stock, $1.00 par value per share (the “Class H Preferred Stock”). The aggregate redemption amount of $175.0 million plus accumulated and unpaid dividends of $1.3 million, will be paid on November 25, 2015. Upon redemption, the Company anticipates to record a non-cash charge of $5.8 million resulting from the difference between the redemption amount and the carrying amount of the Class H Preferred Stock on the Company’s Condensed Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity. This charge will be subtracted from net income to arrive at net income available to common shareholders and used in the calculation of earnings per share for the period ending December 31, 2015.

Additionally during February 2015, the Company established an at the market continuous offering program (the “ATM program”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the NYSE or otherwise (i) at market prices prevailing at the time of sale (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. As of September 30, 2015, the Company has $500.0 million available under this ATM program.

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2019. The Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points (1.09% as of September 30, 2015) on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of September 30, 2015, the Credit Facility had a balance of $425.0 million outstanding and $0.9 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 9/30/15
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	44%
Total Priority Indebtedness to GAV	<35%	12%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.32x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.79x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of March 17, 2014, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2014.

During January 2015, the Company entered into a new $650.0 million unsecured term loan (“Term Loan’) which is scheduled to mature in January 2017, with three one-year extension options at the Company’s discretion, and accrues interest at a spread (currently 95 basis points) to LIBOR or at the Company’s option at a base rate as defined per the agreement (1.15% at September 30, 2015). The proceeds from the Term Loan were used to repay the Company’s $400.0 million term loan, which was scheduled to mature in April 2015 with two additional one-year extension options and bore interest at LIBOR plus 105 basis points, and for general corporate purposes. Pursuant to the terms of the credit agreement for the Term Loan, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. The term loan covenants are similar to the Credit Facility covenants described above.

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

During October 2015, the Company issued $500.0 million of seven-year Senior Unsecured Notes at an interest rate of 3.400% payable semi-annually in arrears which are scheduled to mature in November 2022. The Company used the net proceeds from the issuance of $493.0 million, after the underwriting discount and related offering costs, for general corporate purposes including to pre-fund near-term debt maturities and partially reduce borrowings under the Company’s Credit Facility.

The Company’s supplemental indentures governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 9/30/15
Consolidated Indebtedness to Total Assets	<65%	41%
Consolidated Secured Indebtedness to Total Assets	<40%	12%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.8x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.6x

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

Additionally, during the nine months ended September 30, 2015, the Company repaid (i) its $100.0 million 4.904% medium term notes, which matured in February 2015 and (ii) its $100.0 million 5.250% senior unsecured notes, which matured in September 2015.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects. As of September 30, 2015, the Company had over 420 unencumbered property interests in its portfolio.

During the nine months ended September 30, 2015, the Company (i) assumed $710.2 million of individual non-recourse mortgage debt relating to the acquisition of 35 operating properties, including an increase of $22.1 million associated with fair value debt adjustments and (ii) paid off $444.9 million of mortgage debt (including fair market value adjustment of $0.8 million) that encumbered 19 operating properties.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the nine months ended September 30, 2015 and 2014 were $340.7 million and $320.7 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  On July 28, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per common share payable to shareholders of record on October 5, 2015, which was paid on October 15, 2015. Additionally, on November 3, 2015, the Company’s Board of Directors declared an increased quarterly cash dividend of $0.255 per common share, an annualized increase of 6.3%, payable to shareholders of record on January 4, 2016, which is scheduled to be paid on January 15, 2016.

Funds from Operations

Funds From Operations (“FFO”) is a supplemental non-GAAP measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income/(loss) attributable to common shareholders computed in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding (i) gains or losses from sales of operating real estate assets and change in control of interests and (ii) extraordinary items, plus (iii) depreciation and amortization of operating properties and (iv) impairment of depreciable real estate and in substance real estate equity investments and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect funds from operations on the same basis.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three and nine months ended September 30, 2015 and 2014, is as follows (in thousands, except per share data):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
Net income available to common shareholders	$62,999		$180,135		$471,195		$327,500
Gain on disposition of operating property, net of tax and noncontrolling interests	(27,251)		(89,262)		(85,714)		(118,420)
Gain on disposition of joint venture operating properties and change in control of interests	(8,470)		(26,106)		(222,335)		(137,530)
Depreciation and amortization - real estate related	101,216		68,014		251,108		193,007
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	17,643		21,821		52,577		71,230
Impairment of operating properties, net of tax and noncontrolling interests	17,739		5,306		33,235		103,723
FFO	163,876		159,908		500,066		439,510
Transactional (income)/expense:
Profit participation from other real estate investments	(8,344)		-		(11,474)		(2,799)
Transactional losses from other real estate investments	-		-		-		3,497
Gains from land sales, net of tax	(1,860)		(980)		(5,974)		(2,986)
Acquisition costs, net of tax	561		2,248		1,864		4,861
Severance costs	-		-		-		2,869
Distributions in excess of Company’s investment basis	(24)		(15,439)		(3,174)		(15,523)
Gain on sale of marketable securities	(6,053)		-		(38,488)		-
Impairment of other investments, net of tax and noncontrolling interest	2,319		2,599		8,491		4,873
Other income, net	(13)		(134)		(945)		(2,053)
Total transactional income, net	(13,414)		(11,706)		(49,700)		(7,261)
FFO as adjusted	$150,462		$148,202		$450,366		$432,249
Weighted average shares outstanding for FFO calculations:
Basic	411,487		409,326		411,202		408,868
Units	1,530		1,530		1,495		1,537
Dilutive effect of equity awards	1,199		2,967		1,337		3,006
Diluted	414,216	(1)	413,823	(1)	414,034	(1)	413,411	(1)

FFO per common share – basic	$0.40		$0.39		$1.22		$1.07
FFO per common share – diluted	$0.40	(1)	$0.39	(1)	$1.21	(1)	$1.07	(1)
FFO as adjusted per common share – basic	$0.37		$0.36		$1.10		$1.06
FFO as adjusted per common share – diluted	$0.36	(1)	$0.36	(1)	$1.09	(1)	$1.05	(1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $336 and $747 for the three months ended September 30, 2015 and 2014, respectively, and $1,008 and $2,240 for the nine months ended September 30, 2015 and 2014, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of the Company’s Income from continuing operations to Combined same property NOI and U.S. Same Property NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$53,419	$105,451	$435,288	$310,049
Adjustments:
Management and other fee income	(4,995)	(8,679)	(17,926)	(26,245)
General and administrative expenses	27,310	28,632	89,322	94,525
Impairment charges	6,058	2,591	27,908	28,388
Depreciation and amortization	103,708	67,130	258,432	185,307
Other expense, net	47,279	51,941	122,131	155,056
(Benefit)/provision for income taxes, net	2,844	5,252	11,933	14,693
Gain on change in control of interests, net	(6,342)	(14,431)	(146,143)	(83,773)
Equity in income of other real estate investments, net	(11,319)	(6,036)	(31,236)	(16,404)
Non same property net operating income	(11,861)	(3,992)	(58,375)	(16,250)
Non-operational expense from joint ventures, net	47,794	24,274	52,110	86,933
Impact from foreign currency	-	(3,796)	-	(8,771)
Combined same property NOI	253,895	248,337	743,444	723,508
Canadian same property NOI	(18,985)	(18,824)	(58,553)	(58,295)
U.S. Same Property NOI	$234,910	$229,513	$684,891	$665,213

U.S. Same Property NOI and Combined same property NOI increased by $5.4 million or 2.4% and $5.6 million or 2.2%, respectively, for the three months ended September 30, 2015, as compared to the corresponding period in 2014. These increases are primarily the result of an increase of $6.3 million related to lease-up and rent commencements in the portfolio, partially offset by a decrease of $0.7 million in other property income.

U.S. Same Property NOI and Combined same property NOI increased by $19.7 million or 3.0% and $19.9 million or 2.8%, respectively, for the nine months ended September 30, 2015, as compared to the corresponding period in 2014. These increases are primarily the result of an increase of $20.4 million related to lease-up and rent commencements in the portfolio, partially offset by a decrease of $0.5 million in other property income.

Leasing Activity

During the nine months ended September 30, 2015, the Company executed 773 leases totaling over 5.2 million square feet in the Company’s consolidated operating portfolio comprised of 288 new leases and 485 renewals and options. The leasing costs associated with new leases are anticipated to aggregate $42.5 million or $27.30 per square foot. These costs include $33.9 million of tenant improvements and $8.6 million of leasing commissions. The average rent per square foot on new leases was $18.16 and on renewals and options was $15.11.

Tenant Lease Expirations

The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	173	450	$8,465	1.0%
2015	105	406	$6,541	0.8%
2016	746	4,702	$68,931	8.3%
2017	1,020	8,008	$117,046	14.1%
2018	897	6,593	$98,930	11.9%
2019	844	6,973	$100,184	12.1%
2020	773	6,175	$91,546	11.0%
2021	371	4,518	$56,490	6.8%
2022	259	2,828	$40,436	4.9%
2023	244	2,894	$41,721	5.0%
2024	237	3,086	$47,100	5.7%
2025	228	2,335	$34,521	4.2%

(1) Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of September 30, 2015, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD) and Chilean pesos (CLP) as indicated by geographic description (amounts are USD equivalent in millions).

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$12.9	$556.6	$550.1	$34.2	$3.2	$414.2	$1,571.2	$1,602.0
Average Interest Rate	9.32%	6.08%	5.80%	4.70%	5.29%	5.10%	5.72%

Variable Rate	$6.0	$-	$1.7	$35.1	$-	$-	$42.8	$42.7
Average Interest Rate	0.06%	-	4.00%	2.54%	-	-	2.26%

Unsecured Debt
Fixed Rate	$150.0	$299.8	$290.5	$298.9	$298.8	$1,184.2	$2,522.2	$2,583.5
Average Interest Rate	5.58%	5.78%	5.70%	4.30%	6.88%	3.48%	4.63%

Variable Rate	$-	$-	$648.6	$420.3	$-	$-	$1,068.9	$1,070.4
Average Interest Rate	-	-	1.15%	1.09%	-	-	1.12%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$-	$-	$-	$112.2	$-	$149.3	$261.5	$286.4
Average Interest Rate	-	-	-	5.99%	-	3.86%	4.77%

Chilean Pesos Denominated

Secured Debt
Fixed Rate	$-	$-	$-	$-	$-	$31.9	$31.9	$36.0
Average Interest Rate	-	-	-	-	-	5.69%	5.69%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $8.3 million for the nine months ended September 30, 2015, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments and respective cumulated translation adjustments (“CTA”) as of September 30, 2015.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents, CTA balances are shown in U.S. dollars:

Foreign Investment (in millions)
Country	Local Currency	US Dollars	CTA Gain/(Loss)
Mexican real estate investments (MXN)	343.9	$23.0	$-
Canadian real estate investments (CAD)	380.5	$285.6	$3.7
Chilean real estate investments (CLP)	32,775.1	$46.5	$(18.3)

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment result in a CTA, which is recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. The Company’s aggregate CTA net loss balance at September 30, 2015, is $14.6 million.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities - During the nine months ended September 30, 2015, the Company repurchased 178,972 shares in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. The Company expended approximately $4.8 million to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2015 – January 31, 2015	6,251	$26.32	-	$-
February 1, 2015 - February 28, 2015	159,743	$26.82	-	-
March 1, 2015 – March 31, 2015	-	$-	-	-
April 1, 2015 – April 30, 2015	-	$-	-	-
May 1, 2015 – May 31, 2015	754	$24.49	-	-
June 1, 2015 – June 30, 2015	-	$-	-	-
July 1, 2015 – July 31, 2015	366	$22.90	-	-
August 1, 2015 – August 31, 2015	11,858	$24.85	-	-
September 1, 2015 – September 30, 2015	-	$-	-	-
Total	178,972	$26.65	-	$-

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

KIMCO REALTY CORPORATION

November 5, 2015	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

November 5, 2015	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer