Form 10-K
period 2015-12-31
KIMCO REALTY CORP
filed 2016-02-26
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.0 billion based upon the closing price on the New York Stock Exchange for such equity on June 30, 2015.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of February 11, 2016, the registrant had 413,710,579 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 26, 2016.

Index to Exhibits begins on page 36.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates and managements’ ability to estimate the impact thereof, (vii) risks related to the Company’s international operations, (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities , and risks related to acquisitions not performing in accordance with our expectations, (ix) valuation and risks related to the Company’s joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common stock, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges, (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xvi) the risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K that the Company files with the SEC.

PART I

Item 1. Business

Background

Kimco Realty Corporation, a Maryland corporation, is one of the nation's largest owners and operators of open-air shopping centers.  The terms "Kimco," the "Company," "we," "our" and "us" each refer to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise.  The Company is a self-administered real estate investment trust ("REIT") and has owned and operated open-air shopping centers for more than 50 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of December 31, 2015, the Company had interests in 605 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 96.0 million square feet of gross leasable area (“GLA”), located in 38 states, Puerto Rico and Canada. In addition, the Company had 446 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 7.3 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.  The Company believes its portfolio of open-air shopping center properties is the largest (measured by GLA) currently held by any publicly traded REIT.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000. Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting are administered by the Company from its executive offices in New Hyde Park, New York and supported by the Company’s regional offices. As of December 31, 2015, a total of 546 persons were employed by the Company.

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

The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders. In 1973, these principals formed the Company as a Delaware corporation, and, in 1985, the operations of The Kimco Corporation were merged into the Company. The Company completed its initial public stock offering (the "IPO") in November 1991, and, commencing with its taxable year which began January 1, 1992, elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined under the Code. In 1994, the Company reorganized as a Maryland corporation. In March 2006, the Company was added to the S & P 500 Index, an index containing the stock of 500 Large Cap companies, most of which are U.S. corporations. The Company's common stock, Class I Depositary Shares, Class J Depositary Shares and Class K Depositary Shares are traded on the New York Stock Exchange (“NYSE”) under the trading symbols “KIM”, “KIMprI”, “KIMprJ” and “KIMprK”, respectively.

The Company’s initial growth resulted primarily from ground-up development and the construction of shopping centers. Subsequently, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and continued its expansion across the nation. The Company implemented its investment real estate management format through the establishment of various institutional joint venture programs, in which the Company has noncontrolling interests. The Company earns management fees, acquisition fees, disposition fees as well as promoted interests based on achieving certain performance metrics. The Company continued its geographic expansion with investments in Canada, Puerto Rico, Mexico, Chile, Brazil and Peru; however during 2013, based upon a perceived change in market conditions, the Company began its efforts to exit its investments in Mexico and South America. During 2015, the Company began its efforts to exit its investments in Canada. By the fourth quarter of 2015, the Company had substantially liquidated its investments in Mexico and had completely exited South America by liquidating its investments in Chile, Brazil and Peru. The Company’s revenues and equity in income (including gains on sales and impairment losses) from its foreign investments in U.S. dollar equivalents and their respective local currencies are as follows (in millions):

	2015	2014	2013
Revenues (consolidated in USD):
Mexico	$1.9	$29.4	$49.5
Brazil	$-	$-	$3.2
Peru	$-	$0.1	$0.4
Chile	$6.7	$8.1	$9.2
Revenues (consolidated in local currencies):
Mexico (Mexican Pesos “MXN”)	28.2	382.3	673.8
Brazil (Brazilian Real)	-	-	6.8
Peru (Peruvian Nuevo Sol)	-	0.4	1.2
Chile (Chilean Pesos “CLP”)	4,264.9	4,485.9	4,464.7

Equity in income (unconsolidated joint ventures, including preferred equity investments in USD):
Canada (2015 includes gains of $373.8 million on disposition of equity interests)	$409.1	$49.3	$46.6
Mexico (2014 includes the release of cumulative foreign currency translation adjustment “CTA”)	$(1.6)	$(3.7)	$98.1
Chile (2015 includes the release of CTA)	$0.9	$(0.1)	$4.2

Equity in income (unconsolidated joint ventures, including preferred equity investments in local currencies):
Canada (Canadian dollars) (2015 includes gains of CAD $439.9 million on disposition of equity interests)	540.1	54.6	48.0
Mexico (MXN) (2014 includes the release of CTA)	(24.0)	(550.8)	232.3
Chile (CLP)	-	(55.3)	2,141.2

The Company, through its taxable REIT subsidiaries (“TRS”), as permitted by the Tax Relief Extension Act of 1999, has previously engaged in various retail real estate related opportunities, including (i)ground-up development of open-air shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate management and disposition services, which primarily focused on leasing and disposition strategies for real estate property interests of both healthy and distressed retailers and (iii) the Company’s investment in AB Acquisition, LLC, which consists of grocers Safeway, Albertsons, Vons and other banners (collectively “Albertsons”). The Company may consider other investments through its TRS should suitable opportunities arise.

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

Operating and Investment Strategy

The Company’s strategy is to be the premier owner and operator of open-air shopping centers through investments primarily in the U.S..  To achieve this strategy the Company is (i) continuing to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, (ii) simplifying its business by (a) reducing the number of joint venture investments and (b) exiting Mexico, South America and Canada, for which the exit of South America has been completed and Mexico has been substantially completed, (iii) pursuing redevelopment opportunities within its portfolio to increase overall value and (iv) selectively acquiring land parcels for ground-up development projects, consisting of retail and/or mixed use centers, for long-term investment. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate such as, repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company has an active capital recycling program which provides for the disposition of certain U.S. properties. If the Company accepts sales prices for any of these assets that are less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material. In order to execute the Company’s strategy, the Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on U.S. open-air shopping centers.

The Company's investment objective is to increase cash flow, current income and, consequently, the value of its existing portfolio of properties and to seek continued growth in desirable demographic areas with successful retailers through (i) the retail re-tenanting, renovation and expansion of its existing centers and (ii) the selective acquisition of established income-producing real estate properties and properties requiring significant re-tenanting and redevelopment, primarily in open-air shopping centers in geographic regions in which the Company presently operates. The Company may consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise.

The Company's open-air shopping center properties are designed to attract local area customers and are typically anchored by a national or regional discount department store, supermarket or drugstore tenant offering day-to-day necessities rather than high-priced luxury items. The Company may either purchase or lease income-producing properties in the future and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership. Equity investments may be subject to existing mortgage financing and/or other indebtedness. Financing or other indebtedness may be incurred simultaneously or subsequently in connection with such investments. Any such financing or indebtedness would have priority over the Company’s equity interest in such property. The Company may make loans to joint ventures in which it may or may not participate.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2015, no single open-air shopping center accounted for more than 1.8% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.5% of the Company’s total shopping center GLA. At December 31, 2015, the Company’s five largest tenants were TJX Companies, The Home Depot, Bed Bath & Beyond, Royal Ahold and Albertsons which represented 3.2%, 2.4%, 2.1%, 1.9% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of open-air shopping centers, the Company has established close relationships with a large number of major national and regional retailers and maintains a broad network of industry contacts. Management is associated with and/or actively participates in many shopping center and REIT industry organizations. Notwithstanding these relationships, there are numerous regional and local commercial developers, real estate companies, financial institutions and other investors who compete with the Company for the acquisition of properties and other investment opportunities and in seeking tenants who will lease space in the Company’s properties.

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

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes on the amount we distribute that is less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. While we have historically satisfied these distribution requirements by making cash distributions to our stockholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. Assuming we continue to satisfy these distributions requirements with cash, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

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

Our properties consist primarily of open-air shopping centers and other retail properties. Our performance, therefore, is generally linked to economic conditions in the market for retail space. In the future, the market for retail space could be adversely affected by:

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

Our performance depends on our ability to collect rent from tenants, including anchor tenants, our tenants’ financial condition and our tenants maintaining leases for our properties.

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

In addition, multiple lease terminations by tenants, including anchor tenants, or a failure by multiple tenants to occupy their premises in a shopping center could result in lease terminations or significant reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all, and our rental payments from our continuing tenants could significantly decrease. The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Real estate property investments are illiquid and generally cannot be disposed of quickly. In addition, the Code restricts a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on terms favorable to us within a time frame that we would need.

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

Unsuccessful ground-up development activities or a slowdown in ground-up development activities could have a direct impact on our growth, results of operations and cash flows.

Property ground-up development is a component of our operating and investment strategy. We intend to continue pursuing select ground-up development opportunities for long-term investment and construction of retail and/or mixed use properties as opportunities arise. We expect to phase in construction until sufficient preleasing is reached. Our ground-up development and construction activities include the following risks:

●

We may abandon ground-up development opportunities after expending resources and could lose all or part of our investment in such opportunities, including loss of deposits or failure to recover expenses already incurred;

●	Development, construction or operating costs, including increased interest rates and higher materials, transportation, labor, leasing or other costs, may exceed our original estimates;
●	Occupancy rates and rents at a newly completed property may not meet our expectations and may not be sufficient to make the property profitable;
●	Construction or permanent financing may not be available to us on favorable terms or at all;
●

We may not complete construction and lease-up on schedule due to a variety of factors including construction delays or contractor changes, resulting in increased expenses and construction costs or tenants or operators with the right to terminate pre-construction leases; and

●	We may not be able to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.

Additionally, new ground-up development activities typically require substantial time and attention from management, and the time frame required for development, construction and lease-up of these properties could require several years to realize any significant cash return. The foregoing risks could cause the development of properties to hinder the Company’s growth and have an adverse effect on its results of operations and cash flows.

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

In addition, joint venture arrangements may decrease our ability to manage risk and implicate additional risks, such as:

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

We have certain international operations, which may be affected by economic, political and other risks associated with international operations, and this could adversely affect our business.

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

In order to operate internationally, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with laws of multiple countries. We also must communicate and monitor standards and directives in our international locations. Our failure to successfully manage our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with standards and procedures. Since a portion of our revenues are generated internationally, we must devote an appropriate level of resources to managing our international operations.

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

Our international operations included properties in Canada, Mexico, Chile, Brazil and Peru and are subject to a variety of United States and foreign laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”). We have policies and procedures designed to promote compliance with the FCPA and other anti-corruption laws, but we cannot assure you that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject, the manner in which existing laws might be administered or interpreted, or the potential that we may face regulatory sanctions.

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

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. There is no guarantee that the measures we employ to prevent, detect and mitigate these threats will be successful in preventing a cyber-attack. Cybersecurity incidents could compromise the confidential information of our tenants, employees and third party vendors and disrupt and effect the efficiency of our business operations.

We may be unable to obtain financing through the debt and equities market, which would have a material adverse effect on our growth strategy, our results of operations and our financial condition.

We cannot assure you that we will be able to access the credit and/or equity markets to obtain additional debt or equity financing or that we will be able to obtain financing on terms favorable to us. The inability to obtain financing on a timely basis could have negative effects on our business, such as:

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

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, operating cash flows, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness including preferred stock, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our Board of Directors deems relevant or are requirements under the Code or state or federal laws. Any negative change in our dividend policy could have a material adverse effect on the market price of our common stock.

We may not be able to recover our investments in marketable securities, mortgage receivables or other investments, which may result in significant losses to us.

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

The economic performance and value of our other investments which we do not control and are in retail operations, are subject to risks associated with owning and operating retail businesses, including:

●	changes in the national, regional and local economic climate;
●	the adverse financial condition of some large retailing companies;
●	increasing use by customers of e-commerce and online store sites; and
●	ongoing consolidation in the retail sector,

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Real Estate Portfolio. As of December 31, 2015, the Company had interests in 605 shopping center properties aggregating 96.0 million square feet of GLA located in 38 states, Puerto Rico and Canada. In addition, the Company had 446 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 7.3 million square feet of GLA.  The Company’s portfolio includes noncontrolling interests. Open-air shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2015, the Company’s Combined Shopping Center Portfolio was 95.0% leased.

The Company's open-air shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of 158,686 square feet as of December 31, 2015. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2015, the Company capitalized $156.0 million in connection with these property improvements and expensed to operations $38.5 million.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners. The Company's open-air shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include TJX Companies, The Home Depot, Bed Bath & Beyond, Royal Ahold, Albertsons, Wal-Mart, Kohl’s, Petsmart and Ross Stores.

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

Minimum base rental revenues and operating expense reimbursements accounted for 98% and other revenues, including percentage rents, accounted for 2% of the Company's total revenues from rental property for the year ended December 31, 2015. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

Approximately 31.1% of the Company's leases of consolidated properties also contain provisions requiring the payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds.  Percentage rents accounted for less than 1% of the Company's revenues from rental property for the year ended December 31, 2015.  Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2015, the Company’s consolidated operating portfolio, comprised of 60.5 million square feet of GLA, was 95.7% leased. The consolidated operating portfolio consists entirely of properties located in the U.S., inclusive of Puerto Rico.  For the period January 1, 2015 to December 31, 2015, the Company increased the average base rent per leased square foot, which includes the impact of tenant concessions, in its U.S. consolidated portfolio of open-air shopping centers from $13.50 to $14.36, an increase of $0.86.  This increase primarily consists of (i) a $0.24 increase relating to acquisitions, (ii) a $0.40 increase relating to dispositions, and (iii) a $0.22 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio.

The Company has a total of 6,164 leases in the U.S. consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	173	460	$8,874	1.1%
2016	656	3,822	$56,298	6.8%
2017	1,002	7,756	$116,803	14.1%
2018	903	6,507	$98,617	11.9%
2019	849	6,724	$98,130	11.8%
2020	808	6,331	$93,771	11.3%
2021	451	4,985	$65,220	7.9%
2022	267	3,016	$41,558	5.0%
2023	248	3,218	$44,222	5.3%
2024	232	3,004	$47,022	5.7%
2025	229	2,203	$34,715	4.2%
2026	141	3,283	$39,242	4.7%

(1) Leases currently under month to month lease or in process of renewal

During 2015, the Company executed 1,016 leases totaling over 6.5 million square feet in the Company’s consolidated operating portfolio comprised of 388 new leases and 628 renewals and options. The leasing costs associated with these leases are estimated to aggregate $54.2 million or $25.38 per square foot. These costs include $42.8 million of tenant improvements and $11.4 million of leasing commissions. The average rent per square foot on new leases was $17.63 and on renewals and options was $15.76. The Company will seek to obtain rents that are higher than amounts within its expiring leases, however, there are many variables and uncertainties which can significantly affect the leasing market at any time; as such, the Company cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

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

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information There were no common stock offerings completed by the Company during the three-year period ended December 31, 2015.

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape and declared dividends per share for the Company’s common stock. The Company’s common stock is traded on the NYSE under the trading symbol "KIM".

	Stock Price
Period	High	Low	Dividends
2014:
First Quarter	$22.70	$19.61	$0.225
Second Quarter	$23.63	$21.41	$0.225
Third Quarter	$23.82	$21.54	$0.225
Fourth Quarter	$26.04	$21.56	$0.24	(a)

2015:
First Quarter	$28.54	$25.20	$0.24
Second Quarter	$27.06	$22.48	$0.24
Third Quarter	$25.70	$22.07	$0.24
Fourth Quarter	$27.33	$23.98	$0.255	(b)

(a)	Paid on January 15, 2015, to stockholders of record on January 2, 2015.
(b)	Paid on January 15, 2016, to stockholders of record on January 4, 2016.

Holders: The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,412 as of January 31, 2016.

Dividends: Since the IPO, the Company has paid regular quarterly cash dividends to its stockholders. While the Company intends to continue paying regular quarterly cash dividends, future dividend declarations will be paid at the discretion of the Board of Directors and will depend on the actual cash flows of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate operating fundamentals. The Company is required by the Code to distribute at least 90% of its REIT taxable income. The actual cash flow available to pay dividends will be affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company, the ability to refinance near-term debt maturities and any unanticipated capital expenditures.

The Company has determined that the $0.96 dividend per common share paid during 2015 represented 100% capital gain to its stockholders. The $0.90 dividend per common share paid during 2014 represented 36% ordinary income, a 36% return of capital and 28% capital gain to its stockholders.

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

The Company does not believe that the preferential rights available to the holders of its Class I Preferred Stock, Class J Preferred Stock and Class K Preferred Stock, the financial covenants contained in its public bond indentures, as amended, its term loan, or its revolving credit agreements will have an adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

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

Issuer Purchases of Equity Securities During the year ended December 31, 2015, the Company repurchased 179,696 shares in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. The Company expended approximately $4.8 million to repurchase these shares.

Period			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2015	–	January 31, 2015	6,251	$26.32	-	$-
February 1, 2015	–	February 28, 2015	159,743	$26.82	-	-
March 1, 2015	–	March 31, 2015	-	$-	-	-
April 1, 2015	–	April 30, 2015	-	$-	-	-
May 1, 2015	–	May 31, 2015	754	$24.49	-	-
June 1, 2015	–	June 30, 2015	-	$-	-	-
July 1, 2015	–	July 31, 2015	366	$22.90	-	-
August 1, 2015	–	August 31, 2015	11,858	$24.85	-	-
September 1, 2015	–	September 30, 2015	-	$-	-	-
October 1, 2015	–	October 31, 2015	724	$26.32	-	-
November 1, 2015	–	November 30, 2015	-	$-	-	-
December 1, 2015	–	December 31, 2015	-	$-	-	-
Total			179,696	$26.65	-	$-

Total Stockholder Return Performance The following performance chart compares, over the five years ended December 31, 2015, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REIT Total Return Index (the "NAREIT Equity Index") prepared and published by the National Association of Real Estate Investment Trusts ("NAREIT"). Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets. The NAREIT Equity Index includes all tax qualified equity real estate investment trusts listed on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market System. Stockholder return performance, presented quarterly for the five years ended December 31, 2015, is not necessarily indicative of future results. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

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

	Year ended December 31,
	2015	2014(2)	2013(2)	2012(2)	2011(2)
	(in thousands, except per share information)
Operating Data:
Revenues from rental properties (1)	$1,144,474	$958,888	$825,210	$755,851	$698,211
Interest expense (3)	$218,891	$203,759	$212,240	$223,736	$219,599
Depreciation and amortization (3)	$344,527	$258,074	$224,713	$214,827	$197,956
Gain on sale of development properties	$-	$-	$-	$-	$12,074
Gain on sale of operating properties, net, net of tax (3)	$125,813	$389	$1,432	$4,299	$108
Provision for income taxes, net (4)	$67,325	$22,438	$32,654	$15,603	$24,928
Impairment charges (5)	$45,383	$39,808	$32,247	$10,289	$13,077
Income from continuing operations (6)	$894,190	$375,133	$276,884	$172,760	$100,059
Income per common share, from continuing operations:
Basic	$2.01	$0.77	$0.53	$0.19	$0.10
Diluted	$2.00	$0.77	$0.53	$0.19	$0.10
Weighted average number of shares of common stock:
Basic	411,319	409,088	407,631	405,997	406,530
Diluted	412,851	411,038	408,614	406,689	407,669
Cash dividends declared per common share	$0.975	$0.915	$0.855	$0.78	$0.73

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Real estate, before accumulated depreciation	$11,568,809	$10,018,226	$9,123,344	$8,947,287	$8,771,257
Total assets (7)	$11,344,171	$10,261,400	$9,644,247	$9,731,928	$9,604,026
Total debt (7)	$5,376,310	$4,595,970	$4,202,018	$4,176,011	$4,089,649
Total stockholders' equity	$5,046,300	$4,774,785	$4,632,417	$4,765,160	$4,686,386

Cash flow provided by operations	$493,701	$629,343	$570,035	$479,054	$448,613
Cash flow provided by/(used for) investing activities	$21,365	$126,705	$72,235	$(51,000)	$(20,760)
Cash flow used for financing activities	$(512,854)	$(717,494)	$(635,377)	$(399,061)	$(440,125)

(1)

Does not include revenues (i) from rental property relating to unconsolidated joint ventures, (ii) relating to the investment in retail store leases and (iii) from properties included in discontinued operations.

(2)

Amounts have been adjusted to reflect the impact of operating properties sold during the years ended December 31, 2014, 2013, 2012 and 2011, which are reflected in discontinued operations in the Consolidated Statements of Income.

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

(7)

Beginning in its fiscal year 2015, the Company elected to early adopt Accounting Standards Update (“ASU”) 2015-03 and ASU 2015-15 and appropriately retrospectively applied the guidance to its Notes Payable and Mortgages Payable to all periods presented. Unamortized debt issuance costs are included in Total debt for all periods presented (previously included in Other assets on the Company’s Consolidated Balance Sheets).

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of open-air shopping centers. As of December 31, 2015, the Company had interests in 605 shopping center properties, aggregating 96.0 million square feet of GLA located in 38 states, Puerto Rico and Canada. In addition, the Company had 446 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 7.3 million square feet of GLA.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s strategy is to be the premier owner and operator of open-air shopping centers through investments primarily in the U.S..  To achieve this strategy the Company is (i) continuing to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, (ii) simplifying its business by (a) reducing the number of joint venture investments and (b) exiting Mexico, South America and Canada, for which the exit of South America has been completed and Mexico has been substantially completed, (iii) pursuing redevelopment opportunities within its portfolio to increase overall value and (iv) selectively acquiring land parcels in our key markets for ground-up development projects, consisting of retail and/or mixed use centers, for long-term investment. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate such as, repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company has an active capital recycling program which provides for the disposition of certain U.S. properties. If the Company accepts sales prices for any of these assets that are less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material. In order to execute the Company’s strategy, the Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on U.S. open-air shopping centers.

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2015:

Portfolio Information:

●	Net income available to common shareholders increased by $465.5 million to $831.2 million for the year ended December 31, 2015, as compared to $365.7 million for the corresponding period in 2014.
●

Funds from operations (“FFO”) increased from $596.2 million or $1.45 per diluted share for the year ended December 31, 2014, to $643.2 million or $1.56 per diluted share for the year ended December 31, 2015 (see additional disclosure on FFO beginning on page 30).

●

FFO as adjusted increased from $576.9 million or $1.40 per diluted share for the year ended December 31, 2014, to $603.4 million or $1.46 per diluted share for the year ended December 31, 2015 (see additional disclosure on FFO beginning on page 30).

●

U.S. same property net operating income (“U.S. Same Property NOI”) increased 3.1% for the year ended December 31, 2015, as compared to the corresponding period in 2014 (see additional disclosure on U.S. Same Property NOI beginning on page 32).

●	U.S. pro-rata occupancy rose from 95.7% at December 31, 2014, to 95.8% at December 31, 2015.
●	Executed 1,016 new leases, renewals and options totaling approximately 6.5 million square feet in the Combined Shopping Center Portfolio.

Acquisition Activity (see Footnotes 3 and 7 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●

Acquired 48 shopping center properties, nine out-parcels and three land parcels comprising an aggregate 7.5 million square feet of GLA, for an aggregate purchase price of $1.8 billion including the assumption of $807.6 million of non-recourse mortgage debt encumbering 38 of the properties. The Company acquired 43 of these properties for an aggregate sales price of $1.6 billion from joint ventures in which the Company previously held noncontrolling ownership interests and recognized an aggregate gain on change in control of interests of $149.2 million from the fair value adjustment.

●

Additionally, during the year ended December 31, 2015, the Company acquired $20.7 million in land related to two existing development projects which will be held as long-term investments. The Company anticipates completing these projects over the next four years.

Disposition Activity (see Footnotes 4, 5, and 6 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●

During 2015, the Company disposed of 90 consolidated operating properties and eight out-parcels, including its remaining property in Chile, in separate transactions, for an aggregate sales price of $543.9 million. These transactions resulted in an aggregate net gain of $125.8 million, after income tax expense, foreign currency translation loss of $19.6 million related to the sale of the remaining Chile property and aggregate impairment charges of $10.2 million, before income tax expense of $2.3 million.

Capital Activity (for additional details see Liquidity and Capital Resources below):

●

During January 2015, the Company entered into a new $650.0 million unsecured term loan (“Term Loan”) which has an initial maturity date in January 2017 (with three one-year extension options at the Company’s discretion) and accrues interest at a spread (currently 95 basis points) to LIBOR or at the Company’s option at a base rate as defined per the agreement (1.37% at December 31, 2015). The proceeds from the Term Loan were used to repay the Company’s $400.0 million term loan, which was scheduled to mature in April 2015 (with two additional one-year extension options) and bore interest at LIBOR plus 105 basis points, and for general corporate purposes.

●	During March 2015, the Company issued $350.0 million of 30-year Senior Unsecured Notes at an interest rate of 4.25% payable semi-annually in arrears which are scheduled to mature in April 2045.
●

During October 2015, the Company issued $500.0 million of seven-year Senior Unsecured Notes at an interest rate of 3.40% payable semi-annually in arrears which are scheduled to mature in November 2022.

●

During November 2015, the Company redeemed all of its outstanding 7,000,000 depositary shares of the Company’s 6.90% Class H Cumulative Redeemable Preferred Stock (the “Class H Preferred Stock”) resulting in an aggregate payment of $175.0 million. In connection with this redemption the Company recorded a non-cash charge of $5.8 million resulting from the difference between the redemption amount and the carrying amount of the Class H Preferred Stock on the Company’s Consolidated Balance Sheets.

●

During 2015, the Company repaid (i) its $100.0 million 4.904% medium term notes, which matured in February 2015, (ii) its $100.0 million 5.250% senior unsecured notes, which matured in September 2015 and (iii) its $150.0 million 5.584% medium term notes, which matured in November 2015.

●	Also during 2015, the Company paid off $557.0 million of mortgage debt (including fair market value adjustment of $1.4 million) that encumbered 27 operating properties.

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

The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in open-air shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses to the amount of its equity investment, and, due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. The Company’s exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.

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

The Company primarily utilizes a projection of pre-tax book income and taxable income as positive evidence to overcome any negative evidence. Although items of income and expense utilized in the projection are objectively verifiable there is also significant judgment used in determining the duration and timing of events that would impact the projection. Based upon the Company’s analysis of positive and negative evidence the Company will make a determination of the need for a valuation allowance against its deferred tax assets. If future income projections do not occur as forecasted, the Company will reevaluate the need for a valuation allowance. In addition, the Company can employ additional strategies to realize its deferred tax assets, including transferring a greater portion of its property management business to the TRS and sale of certain built-in gain assets.

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

Results of Operations

Comparison 2015 to 2014

	2015	2014	Change	% change
	(amounts in millions)

Revenues from rental properties (1)	$1,144.5	$958.9	$185.6	19.4%
Rental property expenses: (2)
Rent	$12.3	$14.3	$(2.0)	(14.0)%
Real estate taxes	147.2	124.7	22.5	18.0%
Operating and maintenance	145.0	119.7	25.3	21.1%
	$304.5	$258.7	$45.8	17.7%
Depreciation and amortization (3)	$344.5	$258.1	$86.4	33.5%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2015 and 2014, providing incremental revenues for the year ended December 31, 2015, of $179.9 million, as compared to the corresponding period in 2014, (ii) the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the year ended December 31, 2015, of $23.5 million, as compared to the corresponding period in 2014, partially offset by (iii) a decrease in revenues of $17.8 million from properties sold during 2015 and 2014.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee, (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the year ended December 31, 2015, as compared to the corresponding period in 2014, primarily due to the acquisitions of properties during 2015 and 2014, partially offset by the disposition of properties in 2015, which resulted in (i) a net increase in real estate taxes of $22.5 million, (ii) a net increase in repairs and maintenance costs of $9.7 million, (iii) a net increase in property services of $4.8 million, (iv) a net increase in snow removal costs of $3.6 million, (v) a net increase in professional fees of $2.4 million and (vi) a net increase in insurance expense of $3.1 million, due to an increase in insurance claims.

(3)

Depreciation and amortization increased for the year ended December 31, 2015, as compared to the corresponding period in 2014, primarily due to operating property acquisitions during 2015 and 2014 and amounts relating to the Company’s redevelopment projects in 2015, partially offset by property dispositions.

Management and other fee income decreased $12.7 million to $22.3 million for the year ended December 31, 2015, as compared to $35.0 million for the corresponding period in 2014. This decrease is primarily attributable to (i) the sale of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2015 and 2014 and (ii) a decrease in enhancement fee income related to InTown Suites of $4.1 million for the year ended December 31, 2015, as compared to the corresponding period in 2014, resulting from the repayment of debt that was previously guaranteed by the Company.

During the year ended December 31, 2015, the Company recognized impairment charges of $45.5 million, before noncontrolling interests and income taxes, of which $0.1 million is included in discontinued operations. These impairment charges consist of (i) $30.3 million related to adjustments to property carrying values, (ii) $9.0 million relating to a cost method investment, (iii) $5.3 million related to certain investments in other real estate investments and (iv) $0.8 million related to marketable debt securities investments. During the year ended December 31, 2014, the Company recognized impairment charges of $217.8 million, of which $178.0 million, before income tax benefits of $1.7 million, is included in discontinued operations. These impairment charges consist of (i) $118.4 million related to adjustments to property carrying values, (ii) the release of a cumulative foreign currency translation loss of $92.9 million relating to the substantial liquidation of the Company’s investment in Mexico, (iii) $4.8 million related to a cost method investment and (iv) $1.6 million related to a preferred equity investment. The adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy. For additional disclosure, see Footnote 15 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Interest, dividends and other investment income increased $38.1 million to $39.1 million for the year ended December 31, 2015, as compared to $1.0 million for the corresponding period in 2014. This increase is primarily due to the sale of certain marketable securities during 2015, which resulted in an aggregate gain of $39.9 million.

Other income/(expense), net changed $10.7 million to income of $2.2 million for the year ended December 31, 2015, as compared to an expense of $8.5 million for the corresponding period in 2014. This change is primarily due to (i) the release of contingent liabilities related to potential earn-out payments, for which the Company ultimately was not required to pay of $5.8 million, (ii) a decrease in acquisition related costs of $2.3 million and (iii) an increase in gains on land sales of $0.8 million.

Interest expense increased $15.1 million to $218.9 million for the year ended December 31, 2015, as compared to $203.8 million for the corresponding period in 2014.  This increase is primarily the result of higher levels of borrowings during 2015, as compared to 2014, primarily relating to the acquisition of operating properties during 2015 and 2014.

Provision for income taxes, net increased $37.8 million to $60.2 million for the year ended December 31, 2015, as compared to $22.4 million for the corresponding period in 2014. This increase is primarily due to (i) an increase in foreign tax expense of $33.6 million primarily resulting from the sale of certain Canadian investments during 2015, as compared to 2014 and (ii) an increase in tax expense of $4.3 million relating to equity in income recognized in connection with the Company’s Albertson’s investment during 2015, as compared to 2014.

Equity in income of joint ventures, net increased $320.8 million to $480.4 million for the year ended December 31, 2015, as compared to $159.6 million for the corresponding period in 2014. This increase is primarily due to (i) an increase in gains of $316.1 million resulting from the sale of properties and sale of interests within various joint venture investments during the year ended December 31, 2015, as compared to the corresponding period in 2014 and (ii) the release of cumulative foreign currency translation loss of $47.3 million relating to the substantial liquidation of the Company’s investment in Mexico during 2014, partially offset by (iii) a decrease in equity in income of $15.6 million resulting from a cash distribution received in excess of the Company’s carrying basis in 2014, (iv) an increase in impairment charges of $14.9 million recognized during the year ended December 31, 2015, as compared to the corresponding period in 2014 and (v) lower equity in income resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2015 and 2014.

During 2015, the Company acquired 43 properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded a net gain on change in control of interests of $149.2 million related to the fair value adjustment associated with its previously held equity interests in these properties.

During 2014, the Company acquired 34 properties from joint ventures in which the Company had noncontrolling interests. The Company recorded an aggregate net gain on change in control of interests of $107.2 million related to the fair value adjustment associated with its original ownership of these properties.

During 2015, the Company disposed of 89 consolidated operating properties and eight out-parcels, in separate transactions, for an aggregate sales price of $492.5 million. These transactions resulted in an aggregate gain of $143.6 million, after income tax expense, and aggregate impairment charges of $10.2 million, before income tax expense of $2.3 million. Additionally, during 2015, the Company disposed of its remaining operating property in Chile for a sales price of $51.3 million. This transaction resulted in the release of a cumulative foreign currency translation loss of $19.6 million due to the Company’s liquidation of its investment in Chile, partially offset by a gain on sale of $1.8 million, after income tax expense.

During 2014, the Company disposed of 90 consolidated operating properties, in separate transactions, for an aggregate sales price of $833.5 million, including 27 operating properties in Latin America. These transactions, which are included in Discontinued Operations on the Company’s Consolidated Statements of Income, resulted in (i) an aggregate gain of $203.3 million, before income taxes of $12.0 million (ii) the release of a cumulative foreign currency translation loss of $92.9 million relating to the substantial liquidation of the Company’s investment in Mexico and (iii) aggregate impairment charges of $85.1 million before income tax benefits of $1.7 million.

Net income attributable to the Company was $894.1 million for the year ended December 31, 2015. Net income attributable to the Company was $424.0 million for the year ended December 31, 2014. On a diluted per share basis, net income attributable to the Company was $2.00 for the year ended December 31, 2015, as compared to $0.89 for the year ended December 31, 2014. These changes are primarily attributable to (i) incremental earnings due to the acquisition of operating properties during 2015 and 2014 and increased profitability from the Company’s operating properties, (ii) an increase in equity in income of joint ventures, net, primarily from gains on sale of Canadian assets, (iii) an increase in gains on sale of marketable securities and (iv) an increase in gain on change in control of interests, net, partially offset by (v) an increase in depreciation and amortization, (vi) the disposition of operating properties during 2015 and 2014 and (vii) an increase in provision for income taxes, net.

Results of Operations

Comparison 2014 to 2013

	2014	2013	Change	% change
	(amounts in millions)

Revenues from rental properties (1)	$958.9	$825.2	$133.7	16.2%
Rental property expenses: (2)
Rent	$14.3	$13.3	$1.0	7.5%
Real estate taxes	124.7	108.7	16.0	14.7%
Operating and maintenance	119.7	99.4	20.3	20.4%
	$258.7	$221.4	$37.3	16.8%
Depreciation and amortization (3)	$258.1	$224.7	$33.4	14.9%

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

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense, and other company-specific expenses. General and administrative expenses decreased $5.3 million to $122.2 million for the year ended December 31, 2014, as compared to $127.5 million for the corresponding period in 2013. This decrease is primarily due to a decrease in professional fees of $3.4 million in connection with the Company’s response to a subpoena from the Enforcement Division of the SEC and a parallel investigation by the DOJ in connection with the investigation of Wal-Mart Stores, Inc. with respect to the Foreign Corrupt Practices Act (see Item 3) and a decrease in personnel related costs of $1.8 million for the year ended December 31, 2014, as compared to the corresponding period in 2013.

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

Other income/(expense), net changed $9.7 million to an expense of $8.5 million for the year ended December 31, 2014, as compared to income of $1.2 million for the corresponding period in 2013. This change is primarily due to a decrease in gains from land sales of $8.0 million and an increase in acquisition related costs of $1.4 million related to an increase in acquisitions during 2014 as compared to 2013.

Interest expense decreased $8.4 million to $203.8 million for the year ended December 31, 2014, as compared to $212.2 million for the year ended December 31, 2013.  This decrease is primarily related to lower effective interest rates and reduced borrowing levels during 2014, as compared to 2013.

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

During 2014, the Company disposed of 90 consolidated operating properties, in separate transactions, for an aggregate sales price of $833.5 million, including 27 operating properties in Latin America. These transactions, which are included in Discontinued operations on the Company’s Consolidated Statements of Income, resulted in (i) an aggregate gain of $203.3 million, before income taxes of $12.0 million (ii) the release of a cumulative foreign currency translation loss of $92.9 million relating to the substantial liquidation of the Company’s investment in Mexico and (iii) aggregate impairment charges of $85.1 million before income tax benefits of $1.7 million.

During 2013, the Company disposed of 36 consolidated operating properties and three out-parcels in separate transactions, for an aggregate sales price of $279.5 million. These transactions, which are included in Discontinued operations on the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $25.4 million and impairment charges of $61.9 million, before income tax.

Additionally, during 2013, the Company sold eight consolidated properties in its Latin American portfolio for an aggregate sales price of $115.4 million. These transactions, which are included in Discontinued operations on the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $23.3 million, before income taxes, and aggregate impairment charges of $26.9 million (including the release of a cumulative foreign currency translation loss of $7.8 million associated with the sale of the Company’s interest in two properties within Brazil, which represents a full liquidation of the Company’s investment in Brazil), before income taxes.

Net income attributable to the Company increased $187.7 million to $424.0 million for the year ended December 31, 2014, as compared to $236.3 million for the corresponding period in 2013. On a diluted per share basis, net income attributable to the Company was $0.89 for 2014, as compared to net income attributable to the Company of $0.43 for 2013. These changes are primarily attributable to (i) incremental earnings due to the acquisition of operating properties during 2014 and 2013 and increased profitability from the Company’s operating properties, (ii) an increase in gains on sale of operating properties, (iii) an increase in gain on change in control of interests, (iv) a decrease in tax provision relating to decreased gains on sales from joint venture properties during 2014, and (v) an increase in equity in income of other real estate investments, net, partially offset by, (vi), a decrease in equity in income of joint ventures, net, including the release of a cumulative foreign currency translation loss relating to the substantial liquidation of the Company’s Mexican Portfolio (vii) a decrease in interest, dividends and other investment income, (viii) a decrease in other income/(expense), net and (ix) an increase in impairment charges, including the release of a cumulative foreign currency translation loss relating to the substantial liquidation of the Company’s Mexican Portfolio, during the year ended December 31, 2014, as compared to the corresponding period in 2013.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility with bank commitments of $1.75 billion which can be increased to $2.25 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Net cash flow provided by operating activities	$493.7	$629.3	$570.0
Net cash flow provided by investing activities	$21.4	$126.7	$72.2
Net cash flow used for financing activities	$(512.9)	$(717.5)	$(635.4)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flows provided by operating activities for the year ended December 31, 2015, were $493.7 million, as compared to $629.3 million for the comparable period in 2014. The change of $135.6 million is primarily attributable to (i) a decrease in operational distributions from the Company’s joint venture programs due to the sale of certain joint ventures during 2015 and 2014 and (ii) changes in accounts and notes receivable and operating assets and liabilities due to timing of receipts and payments, partially offset by (iii) cash flow from the diverse portfolio of rental properties, (iv) the acquisition of operating properties during 2015 and 2014 and (v) new leasing, expansion and re-tenanting of core portfolio properties.

Investing Activities

Cash flows provided by investing activities for the year ended December 31, 2015, was $21.4 million, as compared to $126.7 million for the comparable period in 2014. This change of $105.3 million resulted primarily from (i) an increase in acquisition of operating real estate of $276.6 million, (ii) an increase in investment in other real estate investments of $190.3 million related to the Company’s KRS AB Acquisition, LLC joint venture investment in Safeway, Inc., (iii) a decrease in proceeds from the sale of operating properties of $175.7 million, (iv) a decrease in reimbursements of investments and advances to real estate joint ventures of $128.5 million, (v) an increase in improvements to operating real estate of $34.9 million and (vi) an increase in improvements to real estate under development of $16.4 million, partially offset by (vii) an increase in distributions from liquidation of real estate joint ventures of $373.8 million, (viii) an increase in return on investment from liquidation of real estate joint ventures of $88.7 million, (ix) an increase in proceeds from sale/repayments of marketable securities of $72.4 million, (x) a decrease in investment in mortgage loans receivable of $50.0 million, (xi) a decrease in acquisitions of real estate under development of $49.4 million, (xii) an increase in collection of mortgage loans receivable of $46.8 million, (xiii) an increase in reimbursements of investments and advances to other real estate investments of $24.2 million and (xiv) a decrease in investment in marketable securities of $11.2 million.

Acquisitions of Operating Real Estate

During the years ended December 31, 2015 and 2014, the Company expended $661.4 million and $384.8 million, respectively, towards the acquisition of operating real estate properties. The Company’s strategy is to continue to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates acquiring approximately $450.0 million to $550.0 million of operating properties during 2016. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities, assumption of mortgage debt, if applicable, and availability under the Company’s revolving line of credit.

Improvements to Operating Real Estate

During the years ended December 31, 2015 and 2014, the Company expended $166.7 million and $131.8 million, respectively, towards improvements to operating real estate. These amounts are made up of the following (in thousands):

	Year Ended December 31,
	2015	2014
Redevelopment/renovations	$125,994	$86,639
Tenant improvements/tenant allowances	30,127	40,060
Other	10,549	5,096
Total	$166,670	$131,795

Additionally, during the years ended December 31, 2015 and 2014, the Company capitalized interest of $5.6 million and $2.4 million, respectively, and capitalized payroll of $3.6 million and $3.4 million, respectively, in connection with the Company’s improvements of real estate.

During the years ended December 31, 2015 and 2014, the Company capitalized personnel costs of $13.9 million and $15.5 million, respectively, relating to deferred leasing costs.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads which are located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts during 2016 will be approximately $175.0 million to $225.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Ground-Up Development

The Company is engaged in select ground-up development projects, which will be held as long-term investments by the Company. As of December 31, 2015, the Company had in progress a total of five ground-up development projects located in the U.S.. The Company anticipates its capital commitment toward these development projects during 2016 will be approximately $75.0 million to $125.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit. The Company anticipates costs to complete these projects to be approximately $260.0 million to $270.0 million. Additionally, during the year ended December 31, 2015, the Company capitalized interest of $2.6 million and capitalized payroll of $0.6 million, in connection with these ground-up development projects.

Investments and Advances to Real Estate Joint Ventures

During the year ended December 31, 2015, the Company expended $91.6 million for investments and advances to real estate joint ventures, primarily related to the repayment of mortgage debt and received $94.1 million from reimbursements of investments and advances to real estate joint ventures. In addition, the Company received proceeds of $462.5 million from the liquidation of real estate joint ventures, including refinancing of debt, sales of properties, and return of investment from liquidation (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Financing Activities

Cash flow used for financing activities for the year ended December 31, 2015, was $512.9 million, as compared to $717.5 million for the comparable period in 2014. This change of $204.6 million resulted primarily from (i) an increase in proceeds from unsecured term loan/notes of $1.0 billion and (ii) an increase in contributions from noncontrolling interest, net of $104.2 million, primarily relating to the joint venture investment in Safeway, partially offset by (iii) an increase in repayments under unsecured term loan/notes of $379.2 million, (iv) an increase in principal payments of $233.5 million, (v) an increase in redemption of preferred stock of $175.0 million, (vi) an increase in redemption of noncontrolling interests of $52.6 million, (vii) an increase in dividends paid of $28.0 million, (viii) a decrease in proceeds from mortgage loan financings of $15.7 million and (ix) an increase in repayments/proceeds under the unsecured revolving credit facility, net of $5.6 million.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks. The Company has noticed a continuing trend that although pricing remains dependent on specific deal terms, generally spreads for non-recourse mortgage financing have been widening due to global economic issues. However, the unsecured debt markets are functioning well and credit spreads are at manageable levels.

Debt maturities for 2016 consist of: $776.5 million of consolidated debt; $1.1 billion of unconsolidated joint venture debt; and $68.8 million of debt on properties included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available.  The 2016 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s revolving credit facility (which at December 31, 2015, had $1.75 billion available) and debt refinancing.  The 2016 debt maturities on properties in the Company’s unconsolidated joint ventures and Preferred Equity Program are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

Additionally during February 2015, the Company established an at the market continuous offering program (the “ATM program”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the NYSE or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. As of December 31, 2015, the Company had $500.0 million available under this ATM program.

Preferred Stock –

On October 26, 2015, the Company called for the redemption of all of its outstanding 7,000,000 depositary shares of the Company’s 6.90% Class H Cumulative Redeemable Preferred Stock, $1.00 par value per share . The aggregate redemption amount of $175.0 million plus accumulated and unpaid dividends of $1.3 million, was paid on November 25, 2015. Upon redemption, the Company recorded a non-cash charge of $5.8 million resulting from the difference between the redemption amount and the carrying amount of the Class H Preferred Stock on the Company’s Condensed Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity. This $5.8 million charge was subtracted from net income to arrive at net income available to common shareholders and used in the calculation of earnings per share for the year ended December 31, 2015.

Medium Term Notes (“MTN”) and Senior Notes -

The Company’s supplemental indenture governing its MTN and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 12/31/15
Consolidated Indebtedness to Total Assets	<65%	40%
Consolidated Secured Indebtedness to Total Assets	<40%	12%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	6.7x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.7x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; the Seventh Supplemental Indenture dated as of April 24, 2014; the Indenture dated April 21, 2005; the Second Supplemental Indenture dated August 16, 2006; the Third Supplemental Indenture dated April 13, 2010; and the Fourth Supplemental Indenture dated July 22, 2013, as filed with the SEC. See the Exhibits Index for specific filing information.

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

During October 2015, the Company issued $500.0 million of seven-year Senior Unsecured Notes at an interest rate of 3.40% payable semi-annually in arrears which are scheduled to mature in November 2022. The Company used the net proceeds from the issuance of $493.0 million, after the underwriting discount and related offering costs, for general corporate purposes including to pre-fund near-term debt maturities and partially reduce borrowings under the Company’s Credit Facility.

During 2015, the Company repaid (i) its $100.0 million 4.904% medium term notes, which matured in February 2015, (ii) its $100.0 million 5.250% senior unsecured notes, which matured in September 2015 and (iii) its $150.0 million 5.584% medium term notes, which matured in November 2015.

Credit Facility -

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2019. The Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points (1.35% as of December 31, 2015) on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of December 31, 2015, the Credit Facility had no outstanding balance and $0.9 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 12/31/15
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	43%
Total Priority Indebtedness to GAV	<35%	12%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.47x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.50x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of March 17, 2014, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2014.

Term Loan –

During January 2015, the Company entered into a new $650.0 million unsecured term loan (“Term Loan”) which has an initial maturity in January 2017, with three one-year extension options at the Company’s discretion, and accrues interest at a spread (currently 95 basis points) to LIBOR or at the Company’s option at a base rate as defined per the agreement (1.37% at December 31, 2015). The proceeds from the Term Loan were used to repay the Company’s $400.0 million term loan, which was scheduled to mature in April 2015 with two additional one-year extension options and bore interest at LIBOR plus 105 basis points, and for general corporate purposes. Pursuant to the terms of the credit agreement for the Term Loan, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. The term loan covenants are similar to the Credit Facility covenants described above.

Mortgages Payable –

During 2015, the Company (i) assumed $835.2 million of individual non-recourse mortgage debt relating to the acquisition of 38 operating properties, including an increase of $27.6 million associated with fair value debt adjustments and (ii) paid off $557.0 million of mortgage debt (including fair market value adjustment of $1.4 million) that encumbered 27 operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects. As of December 31, 2015, the Company had over 350 unencumbered property interests in its portfolio.

Other –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid were $455.8 million in 2015, $427.9 million in 2014 and $400.4 million in 2013.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On November 3, 2015, the Company’s Board of Directors declared an increased quarterly cash dividend of $0.255 per common share, an annualized increase of 6.3%, payable to shareholders of record on January 4, 2016, which was paid on January 15, 2016. Additionally, on February 2, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.255 per common share payable to shareholders of record on April 5, 2016, which is scheduled to be paid on April 15, 2016.

The Company is subject to taxes on its activities in Canada, Puerto Rico, Mexico, and Chile.  In general, under local country law applicable to the structures the Company has in place and applicable treaties, the repatriation of cash to the Company from its subsidiaries and joint ventures in Canada, Puerto Rico and Mexico generally are not subject to withholding tax. The Company is subject to withholding taxes in Chile on sale transactions. As a result, the Company will incur a withholding tax on the repatriation of sale proceeds associated with the sale of the Company’s remaining property in Chile. The Company has determined this withholding tax to be $0.5 million. The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S.. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiary. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facility, term loan, MTNs, senior notes and mortgages with maturities ranging from less than one year to 29 years. As of December 31, 2015, the Company’s total debt had a weighted average term to maturity of 5.3 years. In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio. As of December 31, 2015, the Company has 46 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. In addition, the Company has seven non-cancelable operating leases pertaining to its retail store lease portfolio. The following table summarizes the Company’s debt maturities (excluding extension options, unamortized debt issuance costs of $34.6 million and fair market value of debt adjustments aggregating $42.6 million) and obligations under non-cancelable operating leases as of December 31, 2015 (in millions):

	Payments due by period
Contractual Obligations:	2016	2017	2018	2019	2020	Thereafter	Total
Long-Term Debt-Principal (1)	$790.5	$1,512.4	$545.2	$314.4	$243.5	$1,962.3	$5,368.3
Long-Term Debt-Interest (2)	$210.0	$155.4	$109.0	$98.3	$78.4	$441.0	$1,092.1
Operating Leases:
Ground Leases (3)	$10.6	$10.5	$10.6	$10.6	$10.1	$193.1	$245.5
Retail Store Leases	$2.1	$1.8	$1.4	$0.6	$0.6	$0.5	$7.0

(1)	Maturities utilized do not reflect extension options, which range from one to five years.
(2)	For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2015.
(3)	For leases which have inflationary increases, future ground rent expense was calculated using the rent as of December 31, 2015.

The Company has accrued $4.3 million of non-current uncertain tax benefits and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes, which are included in Other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2015. These amounts are not included in the table above because a reasonably reliable estimate regarding the timing of settlements with the relevant tax authorities, if any, cannot be made.

The Company has $300.0 million of medium term notes and $472.3 million of secured debt scheduled to mature in 2016. The Company anticipates satisfying these maturities with a combination of operating cash flows, its unsecured revolving credit facility, exercise of extension options, where available, and new debt issuances.

The Company has issued letters of credit in connection with completion and repayment guarantees for loans encumbering certain of the Company’s redevelopment projects and guarantee of payment related to the Company’s insurance program. As of December 31, 2015, these letters of credit aggregate $25.6 million.

On a select basis, the Company has provided guarantees on interest bearing secured debt held within real estate joint ventures. The Company had the following outstanding guarantees as of December 31, 2015 (amounts in millions):

Name of Joint Venture	Amount of Guarantee	Interest rate	Maturity, with extensions	Terms	Type of debt
Anthem K-12, LP (4 property loans)	$31.2	Various (1)	Various (1)	Jointly and severally with partner	Promissory note

(1)	As of December 31, 2015, the interest rates range from 3.62% to 4.97% and maturity dates with extensions range from July 2016 to August 2022.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2015, the Company had $25.4 million in performance and surety bonds outstanding.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures. These joint ventures primarily operate shopping center properties or are established for development projects. Such arrangements are generally with third-party institutional investors, local developers and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, has obtained unsecured financing for certain joint ventures (see guarantee table above). As of December 31, 2015, the Company did not guarantee any joint venture unsecured debt. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K). As of December 31, 2015, these investments include the following joint ventures:

Venture	Kimco Ownership Interest	Number of Properties	Total GLA (in thousands)	Non-Recourse Mortgages Payable (in millions)	Number of Encumbered Properties	Average Interest Rate	Weighted Average Term (months)
KimPru (a)	15.0%	53	9,576	$777.1	33	5.54%	12.6
KIR (b)	48.6%	47	10,773	$781.9	45	4.73%	63.1
CPP (c)	55.0%	7	2,425	$109.9	2	5.25%	3.5
RioCan Venture (d)	50.0%	13	2,396	$87.5	8	5.02%	11.0

(a)	Represents the Company’s joint ventures with Prudential Real Estate Investors.
(b)

Represents the Company’s joint ventures with certain institutional investors. As of December 31, 2015, KIR also had an unsecured credit facility with an outstanding balance of $30.0 million, which is scheduled to mature in June 2018, with a one-year extension option at the joint venture’s discretion, and bore interest at a rate equal to LIBOR plus 1.75% (2.18% at December 31, 2015).

(c)	Represents the Company’s joint ventures with The Canada Pension Plan Investment Board (CPPIB).
(d)	Represents the Company’s joint ventures with RioCan Real Estate Investment Trust.

The Company has various other unconsolidated real estate joint ventures with varying structures. As of December 31, 2015, these other unconsolidated joint ventures had individual non-recourse mortgage loans aggregating $1.0 billion. The aggregate debt as of December 31, 2015, of all of the Company’s unconsolidated real estate joint ventures is $2.8 billion, of which the Company’s proportionate share of this debt is $1.1 billion. As of December 31, 2015, these loans had scheduled maturities ranging from one month to 14 years and bear interest at rates ranging from 2.01% to 7.88%. Approximately $1.1 billion of the aggregate outstanding loan balance matures in 2016, of which the Company’s proportionate share is $275.7 million. These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing and partner capital contributions, as deemed appropriate (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Real Estate Investments

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity Program. The Company accounts for its preferred equity investments under the equity method of accounting. As of December 31, 2015, the Company’s net investment under the Preferred Equity Program was $199.9 million relating to 421 properties, including 385 net leased properties. As of December 31, 2015, these preferred equity investment properties had individual non-recourse mortgage loans aggregating $523.0 million. These loans have scheduled maturities ranging from five months to 18 years and bear interest at rates ranging from 4.08% to 10.47%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

Funds From Operations

Funds From Operations (“FFO”) is a supplemental non-GAAP measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income/(loss) attributable to common shareholders computed in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding (i) gains or losses from sales of operating real estate assets and change in control of interests, plus (ii) depreciation and amortization of operating properties and (iii) impairment of depreciable real estate and in substance real estate equity investments and (iv) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect funds from operations on the same basis.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three months and years ended December 31, 2015 and 2014 is as follows (in thousands, except per share data):

	Three Months Ended			Year Ended
	December 31,			December 31,
	2015		2014	2015		2014
Net income available to common shareholders	$360,020		$38,207	$831,215		$365,707
Gain on disposition of operating property, net, net of tax and noncontrolling interests	(38,451	) (3)	(71,152)	(124,165	) (3)	(189,572)
Gain on disposition of joint venture operating properties and change in control of interests	(282,021	) (3)	(56,262)	(504,356	) (3)	(193,791)
Depreciation and amortization - real estate related	82,732		70,878	333,840		263,885
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	14,360		21,113	66,937		92,343
Impairments of operating properties, net of tax and noncontrolling interests	6,539		153,937 (2)	39,774		257,660 (2)
FFO	143,179		156,721	643,245		596,232
Transactional (income)/expense:
Profit participation from other real estate investments	(48)		(13,627)	(11,522)		(16,426)
Transactional losses from other real estate investments	-		-	-		3,497
(Gains)/loss from land sales, net of tax	(798)		436	(6,772)		(2,550)
Acquisition costs, net of tax	2,546		2,172	4,410		7,033
Severance costs – Canada and Mexico	1,974		-	1,974		2,869
Distributions in excess of Company’s investment basis	(282)		(2,168)	(3,456)		(17,691)
Gain on sale of marketable securities	(1,365)		-	(39,853)		-
Impairments on other investments, net of tax and noncontrolling interest	5,407		1,621	13,898		6,494
Preferred stock redemption costs	5,816		-	5,816		-
Other income, net	(3,358)		(513)	(4,303)		(2,567)
Total transactional expense/( income), net	9,892		(12,079)	(39,808)		(19,341)
FFO as adjusted	$153,071		$144,642	$603,437		$576,891
Weighted average shares outstanding for FFO calculations:
Basic	411,667		409,740	411,319		409,088
Units	860		1,531	791		1,536
Dilutive effect of equity awards	1,481		3,171	1,414		3,139
Diluted	414,008	(1)	414,442 (1)	413,524	(1)	413,763 (1)

FFO per common share – basic	$0.35		$0.38	$1.56		$1.46
FFO per common share – diluted	$0.35	(1)	$0.38 (1)	$1.56	(1)	$1.45 (1)
FFO as adjusted per common share – basic	$0.37		$0.35	$1.47		$1.41
FFO as adjusted per common share – diluted	$0.37	(1)	$0.35 (1)	$1.46	(1)	$1.40 (1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $217 and $795 for the three months ended December 31, 2015 and 2014, respectively, and $781 and $3,033 for the years ended December 31, 2015 and 2014, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

(2)	Includes cumulative foreign currency translation loss of $134.3 million due to the substantial liquidation of the Company's Mexican Portfolio.
(3)

Includes cumulative foreign currency translation net loss of $18.8 million due to the liquidation of the Company's Chilean Portfolio as follows: (i) $19.6 million of loss in Gain on disposition of operating property, net, net of tax and noncontrolling interests, partially offset by (ii) $0.8 million of gain in Gain on disposition of joint venture operating properties and change in control of interests.

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

Additionally, the Company presents U.S. Same Property NOI, which excludes the impact of foreign currency exchange rates and the Company’s Canadian operations from Combined same property NOI. The Company provides U.S. Same Property NOI because it believes such measure is frequently used by securities analysts and investors as a valuable measure of period-to-period U.S. operating performance.

The Company’s method of calculating Combined same property NOI and U.S. Same Property NOI may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a reconciliation of the Company’s Income from continuing operations to Combined same property NOI and U.S. Same Property NOI (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
Income from continuing operations	$339,117	$74,466	$774,405	$384,506
Adjustments:
Management and other fee income	(4,369)	(8,764)	(22,295)	(35,009)
General and administrative expenses	33,413	27,675	122,735	122,201
Impairment charges	17,475	11,420	45,383	39,808
Depreciation and amortization	86,095	72,767	344,527	258,074
Other expense, net	52,525	53,153	174,656	208,208
Provision for income taxes, net	48,297	7,735	60,230	22,438
Gain on change in control of interests, net	(3,091)	(23,462)	(149,234)	(107,235)
Equity in income of other real estate investments, net	(4,854)	(21,638)	(36,090)	(38,042)
Non same property net operating income	(28,483)	(20,777)	(142,606)	(97,277)
Non-operational (income)/expense from joint ventures, net	(297,489)	61,987	(245,379)	148,918
Impact from foreign currency	-	(1,644)	-	(6,120)
Combined same property NOI	238,636	232,918	926,332	900,470
Canadian same property NOI	(8,913)	(9,416)	(38,397)	(39,188)
U.S. Same Property NOI	$229,723	$223,502	$887,935	$861,282

U.S. Same Property NOI and Combined same property NOI increased by $6.2 million or 2.8% and $5.7 million or 2.5%, respectively, for the three months ended December 31, 2015, as compared to the corresponding period in 2014. These increases are primarily the result of an increase of $4.9 million related to lease-up and rent commencements in the portfolio and an increase of $0.8 million in other property income.

U.S. Same Property NOI and Combined same property NOI increased by $26.7 million or 3.1% and $25.9 million or 2.9%, respectively, for the year ended December 31, 2015, as compared to the corresponding period in 2014. These increases are primarily the result of an increase of $24.6 million related to lease-up and rent commencements in the portfolio and an increase of $1.3 million in other property income.

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

New Accounting Pronouncements

See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk. The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of December 31, 2015, with corresponding weighted-average interest rates sorted by maturity date. The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments’ actual cash flows are denominated in U.S. dollars and Canadian dollars (CAD) as indicated by geographic description (amounts are USD equivalent in millions).

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
U.S. Dollar Denominated Secured Debt
Fixed Rate	$476.6	$574.9	$100.0	$3.1	$107.6	$317.9	$1,580.1	$1,594.8
Average Interest Rate	6.26%	5.80%	4.76%	5.29%	5.43%	4.98%	5.69%

Variable Rate	$-	$-	$34.9	$-	$-	$-	$34.9	$35.0
Average Interest Rate	-	-	2.55%	-	-	-	2.55%

Unsecured Debt
Fixed Rate	$299.9	$290.5	$294.9	$298.9	$-	$1,677.5	$2,861.7	$2,896.2
Average Interest Rate	5.78%	5.70%	4.30%	6.88%	-	3.46%	4.37%

Variable Rate	$-	$648.8	$-	$-	$-	$-	$648.8	$655.6
Average Interest Rate	-	1.37%	-	-	-	-	1.37%

CAD Denominated Unsecured Debt
Fixed Rate	$-	$-	$107.6	$-	$143.2	$-	$250.8	$268.4
Average Interest Rate	-	-	5.99%	-	3.86%	-	4.77%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $6.8 million in 2015 if short-term interest rates were 1.0% higher.

The following table presents the Company’s foreign investments and respective cumulative translation adjustment (“CTA”) as of December 31, 2015. Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents and CTA balances are shown in U.S. dollars:

Foreign Investment (in millions)
Country	Local Currency	U.S. Dollars	CTA Gain
Mexican real estate investments (MXN)	272.2	$18.7	$-
Canadian real estate investments (CAD)	291.9	$210.0	$6.6

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment result in a CTA, which is recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. The Company’s aggregate CTA net gain balance at December 31, 2015, is $6.6 million.

Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2015, the Company sold its remaining property in Chile. As a result of liquidating its investments in Chile, the Company recognized a loss from foreign currency translation in the aggregate amount of $18.8 million during the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Corporate Governance,” “Committees of the Board of Directors,” “Executive Officers” and “Other Matters” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 26, 2016 (“Proxy Statement”).

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to “Compensation Discussion and Analysis,” “Executive Compensation Committee Report,” “Compensation Tables,” “Compensation of Directors” and “Other Matters” in our Proxy Statement.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

			Form10-K Report Page
(a) 1.	Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.

	Report of Independent Registered Public Accounting Firm		40

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2015 and 2014		41

	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013		42

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013		43

	Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013		44

	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013		45

	Notes to Consolidated Financial Statements		46

2	. Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts	92
	Schedule III -	Real Estate and Accumulated Depreciation	93
	Schedule IV -	Mortgage Loans on Real Estate	95

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		36

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
3.1(a)	Articles of Restatement of Kimco Realty Corporation, dated January 14, 2011	10-K	1-10899	02/28/11	3.1(a)
3.1(b)	Amendment to Articles of Restatement of Kimco Realty Corporation dated May 8, 2014	10-K	1-10899	02/27/15	3.1(b)
3.1(c)	Articles Supplementary of Kimco Realty Corporation dated November 8, 2010	10-K	1-10899	02/28/11	3.1(b)
3.1(d)	Articles Supplementary of Kimco Realty Corporation, dated March 12, 2012	8-A12B	1-10899	03/13/12	3.2
3.1(e)	Articles Supplementary of Kimco Realty Corporation, dated July 17, 2012	8-A12B	1-10899	07/18/12	3.2
3.1(f)	Articles Supplementary of Kimco Realty Corporation, dated November 30, 2012	8-A12B	1-10899	12/03/12	3.2
3.2	Amended and Restated By-laws of Kimco Realty Corporation, dated February 25, 2009	10-K	1-10899	02/27/09	3.2
4.1	Agreement of Kimco Realty Corporation pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K	S-11	333-42588	09/11/91	4.1
4.2	Form of Certificate of Designations for the Preferred Stock	S-3	333-67552	09/10/93	4(d)
4.3	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.4	First Supplemental Indenture, dated August 4, 1994, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	10-K	1-10899	03/28/96	4.6
4.5	Second Supplemental Indenture, dated April 7, 1995, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	8-K	1-10899	04/07/95	4(a)
4.6	Indenture dated April 21, 2005, between Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	8-K	1-10899	04/25/05	4.1
4.7	Third Supplemental Indenture, dated June 2, 2006, between Kimco Realty Corporation, and The Bank of New York, as trustee	8-K	1-10899	06/05/06	4.1
4.8	First Supplemental Indenture, dated October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee	8-K	1-10899	11/03/06	4.2
4.9	Fifth Supplemental Indenture, dated October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee	8-K	1-10899	11/03/06	4.1
4.10	First Supplemental Indenture, dated June 2, 2006, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-K	1-10899	02/28/07	4.12
4.11	Second Supplemental Indenture, dated August 16, 2006, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-K	1-10899	02/28/07	4.13
4.12	Fourth Supplemental Indenture, dated April 26, 2007, between Kimco Realty Corporation and The Bank of New York, as trustee	8-K	1-10899	04/26/07	1.3
4.13	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	09/24/09	4.1
4.14	Third Supplemental Indenture, dated April 13, 2010, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-Q	1-10899	05/07/10	99.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
4.15	Sixth Supplemental Indenture, dated May 23, 2013, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	05/23/13	4.1
4.16	Fourth Supplemental Indenture, dated July 22, 2013, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-Q	1-10899	08/02/13	99.2
4.17	Seventh Supplemental Indenture, dated April 24, 2014, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	04/24/14	4.1
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3
10.2	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.3	Form of Indemnification Agreement	10-K	1-10899	02/27/09	99.1
10.4	Agency Agreement, dated July 17, 2013, by and among Kimco North Trust III, Kimco Realty Corporation and Scotia Capital Inc., RBC Dominion Securities Inc., CIBC World Markets Inc. and National Bank Financial Inc.	10-Q	1-10899	08/02/13	99.1
10.5	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.6	Kimco Realty Corporation 2010 Equity Participation Plan	8-K	1-10899	03/19/10	10.7
10.7	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.8	First Amendment to the Kimco Realty Corporation Executive Severance Plan, dated March 20, 2012	10-Q	1-10899	05/10/12	10.3
10.9	First Amendment to the Kimco Realty Corporation 2010 Equity Participation Plan	S-8	333-184776	11/06/12	99.1
10.10	$1.75 Billion Amended and Restated Credit Agreement, dated March 17, 2014, among Kimco Realty Corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	03/20/14	10.1
10.11	Credit Agreement, dated January 30, 2015, among Kimco Realty Corporation and each of the parties named therein	8-K	1-10899	02/05/15	10.1
10.12	Consulting Agreement, dated June 11, 2015, between Kimco Realty Corporation and David B. Henry	8-K	1-10899	06/12/15	10.1
12.1	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	*	96
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	—	—	—	—	*	97
21.1	Significant Subsidiaries of the Company	—	—	—	—	*	98
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	*	99
31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*	100
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*	101
32.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*	102
99.1	Property Chart	—	—	—	—	*	103
101.INS	XBRL Instance Document	—	—	—	—	*
101.SCH	XBRL Taxonomy Extension Schema	—	—	—	—	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	—	—	—	—	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By:	/s/ Conor C. Flynn
Conor C. Flynn
Chief Executive Officer

Dated:     February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 26, 2016
Milton Cooper

/s/ Conor C. Flynn	President - Chief Executive Officer	February 26, 2016
Conor C. Flynn	and Director

/s/ Richard G. Dooley	Director	February 26, 2016
Richard G. Dooley

/s/ Joe Grills	Director	February 26, 2016
Joe Grills

/s/ Frank Lourenso	Director	February 26, 2016
Frank Lourenso

/s/ Richard Saltzman	Director	February 26, 2016
Richard Saltzman

/s/ Philip Coviello	Director	February 26, 2016
Philip Coviello

/s/ Colombe Nicholas	Director	February 26, 2016
Colombe Nicholas

/s/ Glenn G. Cohen	Executive Vice President -	February 26, 2016
Glenn G. Cohen	Chief Financial Officer and
Treasurer

/s/ Paul Westbrook	Vice President -	February 26, 2016
Paul Westbrook	Chief Accounting Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Kimco Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kimco Realty Corporation and its subsidiaries (the "Company") at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting discontinued operations in 2015.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2016

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31, 2015	December 31, 2014
Assets:
Real Estate
Rental property
Land	$2,728,257	$2,365,800
Building and improvements	8,661,362	7,520,095
	11,389,619	9,885,895
Less: accumulated depreciation and amortization	(2,115,320)	(1,955,406)
	9,274,299	7,930,489
Real estate under development	179,190	132,331
Real estate, net	9,453,489	8,062,820

Investments and advances in real estate joint ventures	742,559	1,037,218
Other real estate investments	215,836	266,157
Mortgages and other financing receivables	23,824	74,013
Cash and cash equivalents	189,534	187,322
Marketable securities	7,565	90,235
Accounts and notes receivable, net	175,252	172,386
Deferred charges and prepaid expenses	152,349	158,302
Other assets	383,763	212,947
Total assets	$11,344,171	$10,261,400

Liabilities:
Notes payable	$3,761,328	$3,171,742
Mortgages payable	1,614,982	1,424,228
Accounts payable and accrued expenses	150,059	129,509
Dividends payable	115,182	111,143
Other liabilities	433,960	431,533
Total liabilities	6,075,511	5,268,155
Redeemable noncontrolling interests	86,709	91,480

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 6,029,100 and 5,959,100 shares, respectively, 32,000 and 102,000 shares issued and outstanding (in series), respectively Aggregate liquidation preference $800,000 and $975,000, respectively	32	102
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 413,430,756 and 411,819,818 shares, respectively	4,134	4,118
Paid-in capital	5,608,881	5,732,021
Cumulative distributions in excess of net income	(572,335)	(1,006,578)
Accumulated other comprehensive income	5,588	45,122
Total stockholders' equity	5,046,300	4,774,785
Noncontrolling interests	135,651	126,980
Total equity	5,181,951	4,901,765
Total liabilities and equity	$11,344,171	$10,261,400

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share information)

	Year Ended December 31,
	2015	2014	2013

Revenues
Revenues from rental properties	$1,144,474	$958,888	$825,210
Management and other fee income	22,295	35,009	36,317
Total revenues	1,166,769	993,897	861,527

Operating expenses
Rent	12,347	14,250	13,347
Real estate taxes	147,150	124,670	108,746
Operating and maintenance	144,980	119,697	99,405
General and administrative expenses	122,735	122,201	127,470
Provision for doubtful accounts	6,075	4,882	6,133
Impairment charges	45,383	39,808	32,247
Depreciation and amortization	344,527	258,074	224,713
Total operating expenses	823,197	683,582	612,061

Operating income	343,572	310,315	249,466

Other income/(expense)
Mortgage financing income	2,940	3,129	4,304
Interest, dividends and other investment income	39,061	966	16,847
Other income/(expense), net	2,234	(8,544)	1,195
Interest expense	(218,891)	(203,759)	(212,240)

Income from continuing operations before income taxes, equity in income of joint ventures, gain on change in control of interests and equity in income from other real estate investments	168,916	102,107	59,572

Provision for income taxes, net	(60,230)	(22,438)	(32,654)
Equity in income of joint ventures, net	480,395	159,560	208,689
Gain on change in control of interests, net	149,234	107,235	21,711
Equity in income of other real estate investments, net	36,090	38,042	31,136

Income from continuing operations	774,405	384,506	288,454

Discontinued operations
(Loss)/income from discontinued operating properties, net of tax	(15)	36,780	50,610
Impairment/loss on operating properties, net of tax	(60)	(176,315)	(143,057)
Gain on disposition of operating properties, net of tax	-	190,520	43,914
(Loss)/income from discontinued operations	(75)	50,985	(48,533)

Gain on sale of operating properties, net, net of tax	125,813	389	1,432

Net income	900,143	435,880	241,353

Net income attributable to noncontrolling interests	(6,028)	(11,879)	(5,072)

Net income attributable to the Company	894,115	424,001	236,281

Preferred stock redemption costs	(5,816)	-	-
Preferred dividends	(57,084)	(58,294)	(58,294)

Net income available to the Company's common shareholders	$831,215	$365,707	$177,987

Per common share:
Income from continuing operations:
-Basic	$2.01	$0.77	$0.53
-Diluted	$2.00	$0.77	$0.53
Net income attributable to the Company:
-Basic	$2.01	$0.89	$0.43
-Diluted	$2.00	$0.89	$0.43

Weighted average shares:
-Basic	411,319	409,088	407,631
-Diluted	412,851	411,038	408,614

Amounts available to the Company's common shareholders:
Income from continuing operations	$831,290	$316,839	$218,590
(Loss)/income from discontinued operations	(75)	48,868	(40,603)
Net income	$831,215	$365,707	$177,987

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$900,143	$435,880	$241,353
Other comprehensive income:
Change in unrealized gain on marketable securities	(45,799)	20,202	6,773
Change in unrealized loss on interest rate swaps	(22)	(1,404)	-
Change in foreign currency translation adjustment	6,287	96,895	(4,208)
Other comprehensive (loss)/income	(39,534)	115,693	2,565

Comprehensive income	860,609	551,573	243,918

Comprehensive income attributable to noncontrolling interests	(6,028)	(17,468)	(6,436)

Comprehensive income attributable to the Company	$854,581	$534,105	$237,482

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	Cumulative Distributions in Excess	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	of Net Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance, January 1, 2013	$(824,008)	(66,182)	102	$102	407,782	$4,078	$5,651,170	$4,765,160	$167,320	$4,932,480

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,026	1,026

Comprehensive income:
Net income	236,281	-	-	-	-	-	-	236,281	5,072	241,353
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	6,773	-	-	-	-	-	6,773	-	6,773
Change in foreign currency translation adjustment	-	(5,573)	-	-	-	-	-	(5,573)	1,365	(4,208)

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(6,892)	(6,892)
Dividends ($0.855 per common share; $1.725 per
Class H Depositary Share, $1.5000 per
Class I Depositary Share, $1.3750 per
Class J Depositary Share, and $1.40625 per
Class K Depositary Share, respectively)	(408,331)	-	-	-	-	-	-	(408,331)	-	(408,331)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(10,686)	(10,686)
Issuance of common stock	-	-	-	-	560	5	9,208	9,213	-	9,213
Surrender of restricted stock	-	-	-	-	(247)	(2)	(3,889)	(3,891)	-	(3,891)
Exercise of common stock options	-	-	-	-	1,636	16	30,193	30,209	-	30,209
Acquisition of noncontrolling interests	-	-	-	-	-	-	(8,894)	(8,894)	(20,096)	(28,990)
Amortization of equity awards	-	-	-	-	-	-	11,470	11,470	-	11,470
Balance, December 31, 2013	(996,058)	(64,982)	102	102	409,731	4,097	5,689,258	4,632,417	137,109	4,769,526

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	6,259	6,259

Comprehensive income:
Net income	424,001	-	-	-	-	-	-	424,001	11,879	435,880
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	20,202	-	-	-	-	-	20,202	-	20,202
Change in unrealized loss on interest rate swaps	-	(1,404)	-	-	-	-	-	(1,404)	-	(1,404)
Change in foreign currency translation adjustment	-	91,306	-	-	-	-	-	91,306	5,589	96,895

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(6,335)	(6,335)
Dividends ($0.915 per common share; $1.725 per
Class H Depositary Share, $1.5000 per
Class I Depositary Share, $1.3750 per
Class J Depositary Share, and $1.40625 per
Class K Depositary Share, respectively)	(434,521)	-	-	-	-	-	-	(434,521)	-	(434,521)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(26,755)	(26,755)
Issuance of common stock	-	-	-	-	805	8	14,039	14,047	-	14,047
Surrender of restricted stock	-	-	-	-	(190)	(2)	(4,049)	(4,051)	-	(4,051)
Exercise of common stock options	-	-	-	-	1,474	15	23,859	23,874	-	23,874
Acquisition of noncontrolling interests	-	-	-	-	-	-	(294)	(294)	(766)	(1,060)
Amortization of equity awards	-	-	-	-	-	-	9,208	9,208	-	9,208
Balance, December 31, 2014	(1,006,578)	45,122	102	102	411,820	4,118	5,732,021	4,774,785	126,980	4,901,765

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	66,163	66,163

Comprehensive income:
Net income	894,115	-	-	-	-	-	-	894,115	6,028	900,143
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	(45,799)	-	-	-	-	-	(45,799)	-	(45,799)
Change in unrealized loss on interest rate swaps	-	(22)	-	-	-	-	-	(22)	-	(22)
Change in foreign currency translation adjustment	-	6,287	-	-	-	-	-	6,287	-	6,287

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(7,061)	(7,061)
Dividends ($0.975 per common share; $1.485 per
Class H Depositary Share, $1.5000 per
Class I Depositary Share, $1.3750 per
Class J Depositary Share, and $1.40625 per
Class K Depositary Share, respectively)	(459,872)	-	-	-	-	-	-	(459,872)	-	(459,872)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(8,539)	(8,539)
Issuance of common stock	-	-	-	-	824	8	485	493	-	493
Surrender of restricted stock	-	-	-	-	(232)	(2)	(5,680)	(5,682)	-	(5,682)
Exercise of common stock options	-	-	-	-	1,019	10	18,698	18,708	-	18,708
Sale of interests in investments, net of tax of $16.0 million	-	-	-	-	-	-	23,993	23,993	-	23,993
Acquisition of noncontrolling interests	-	-	-	-	-	-	262	262	(47,920)	(47,658)
Amortization of equity awards	-	-	-	-	-	-	14,032	14,032	-	14,032
Redemption of preferred stock	-	-	(70)	(70)	-	-	(174,930)	(175,000)	-	(175,000)
Balance, December 31, 2015	$(572,335)	5,588	32	$32	413,431	$4,134	$5,608,881	$5,046,300	$135,651	$5,181,951

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Cash flow from operating activities:
Net income	$900,143	$435,880	$241,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344,527	273,093	257,855
Impairment charges	45,464	217,858	190,218
Equity award expense	18,465	17,879	18,897
Gain on sale of operating properties	(132,907)	(203,889)	(51,529)
Gain on sale of marketable securities	(39,852)	-	(12,135)
Gain on change in control of interests, net	(149,234)	(107,235)	(21,711)
Equity in income of joint ventures, net	(480,395)	(159,560)	(208,689)
Equity in income from other real estate investments, net	(36,090)	(38,042)	(31,136)
Distributions from joint ventures and other real estate investments	126,263	255,532	258,050
Change in accounts and notes receivable	(2,867)	(8,060)	7,213
Change in accounts payable and accrued expenses	164	(1,095)	10,166
Change in other operating assets and liabilities	(99,980)	(53,018)	(88,517)
Net cash flow provided by operating activities	493,701	629,343	570,035

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(661,423)	(384,828)	(354,287)
Improvements to operating real estate	(166,670)	(131,795)	(107,277)
Acquisition of real estate under development	(16,355)	(65,724)	-
Improvements to real estate under development	(16,861)	(418)	(591)
Investment in marketable securities	(257)	(11,445)	(33,588)
Proceeds from sale/repayments of marketable securities	76,170	3,780	26,406
Investments and advances to real estate joint ventures	(91,609)	(93,845)	(296,550)
Reimbursements of investments and advances to real estate joint ventures	94,053	222,590	440,161
Distributions from liquidation of real estate joint ventures	373,833	-	-
Return of investment from liquidation of real estate joint ventures	88,672	-	-
Investment in other real estate investments	(641)	(4,338)	(23,566)
Reimbursements of investments and advances to other real estate investments	40,556	16,312	30,151
Investment in mortgage loans receivable	-	(50,000)	(11,469)
Collection of mortgage loans receivable	55,145	8,302	29,192
Investment in other investments	(190,278)	-	(21,366)
Reimbursements of other investments	-	-	9,175
Proceeds from sale of operating properties	437,030	612,748	385,844
Proceeds from sale of development properties	-	5,366	-
Net cash flow provided by investing activities	21,365	126,705	72,235

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization and including debt defeasance of rental property debt	(555,627)	(327,963)	(256,346)
Principal payments on rental property debt	(28,632)	(22,841)	(23,804)
Proceeds from mortgage loan financings	-	15,700	35,974
Repayments under the unsecured revolving credit facility, net	(100,000)	(94,354)	(57,775)
Proceeds from issuance of unsecured term loan/notes	1,500,030	500,000	621,562
Repayments under unsecured term loan/notes	(750,000)	(370,842)	(546,717)
Financing origination costs	(16,901)	(11,911)	(8,041)
Contribution of noncontrolling interests	106,154	1,917	-
Conversion/redemption of noncontrolling interests	(55,753)	(3,201)	(30,086)
Dividends paid	(455,833)	(427,873)	(400,354)
Proceeds from issuance of stock	18,708	23,874	30,210
Redemption of preferred stock	(175,000)	-	-
Net cash flow used for financing activities	(512,854)	(717,494)	(635,377)

Change in cash and cash equivalents	2,212	38,554	6,893

Cash and cash equivalents, beginning of year	187,322	148,768	141,875
Cash and cash equivalents, end of year	$189,534	$187,322	$148,768

Interest paid during the year (net of capitalized interest of $5,618, $2,383, $1,263, respectively)	$232,950	$207,632	$216,258

Income taxes paid during the year	$100,366	$23,292	$33,838

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

Business

Kimco Realty Corporation and subsidiaries (the "Company" or "Kimco"), affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, which are anchored generally by discount department stores, supermarkets or drugstores. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise. The Company evaluates performance on a property specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Real Estate

Real estate assets are stated at cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships, where applicable), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments, are recognized in the reporting period in which the adjustment is identified. The Company expenses transaction costs associated with business combinations in the period incurred.

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

The Company periodically assesses the useful lives of its depreciable real estate assets, including those expected to be redeveloped in future periods, and accounts for any revisions prospectively. Expenditures for maintenance, repairs and demolition costs are charged to operations as incurred. Significant renovations and replacements, which improve or extend the life of the asset, are capitalized. The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

When a real estate asset is identified by management as held-for-sale, the Company ceases depreciation of the asset and estimates the sales price, net of selling costs. If the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, less estimated costs of sale.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Real Estate Under Development

Real estate under development represents the ground-up development of open-air shopping center projects which the Company plans to hold as long-term investments. These properties are carried at cost. The cost of land and buildings under development includes specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. If, in management’s opinion, the current and projected undiscounted cash flows of these assets to be held as long-term investments is less than the net carrying value, the carrying value would be adjusted to an amount that reflects the estimated fair value of the property.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and our share of earnings and losses. Earnings or losses for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. The Company, on a limited selective basis, has obtained unsecured financing for certain joint ventures. These unsecured financings may be guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make.

To recognize the character of distributions from equity investees within its consolidated statements of cash flows, all distributions received are presumed to be returns on investment and classified as cash inflows from operating activities unless the Company’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed its cumulative equity in earnings recognized by the investor (as adjusted for amortization of basis differences). When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and classified as cash inflows from investing.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Mortgages and Other Financing Receivables

Mortgages and other financing receivables consist of loans acquired and loans originated by the Company. Borrowers of these loans are primarily experienced owners, operators or developers of commercial real estate. The Company’s loans are primarily mortgage loans that are collateralized by real estate. Mortgages and other financing receivables are recorded at stated principal amounts, net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgages and other loans purchased are amortized or accreted over the life of the related loan receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs and amortizes them as an adjustment of the loan’s yield over the term of the related loan. The Company reviews on a quarterly basis credit quality indicators such as (i) payment status to identify performing versus non-performing loans, (ii) changes affecting the underlying real estate collateral and (iii) national and regional economic factors.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less. Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates risk by investing in or through major financial institutions and primarily in funds that are currently U.S. federal government insured up to applicable account limits. Recoverability of investments is dependent upon the performance of the issuers.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Marketable Securities

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance. These securities are carried at fair market value with unrealized gains and losses reported in stockholders’ equity as a component of Accumulated other comprehensive income ("AOCI"). Gains or losses on securities sold are based on the specific identification method and are recognized in Interest, dividends and other investment income on the Company’s Consolidated Statements of Income.

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

Deferred Leasing Costs

Costs incurred in obtaining tenant leases, included in deferred charges and prepaid expenses in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, over the terms of the related leases, as applicable. Such capitalized costs include salaries, lease incentives and related costs of personnel directly involved in successful leasing efforts.

Software Development Costs

Expenditures for major software purchases and software developed for internal use are capitalized and amortized on a straight-line basis generally over a 3 to 5 year period. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.  As of December 31, 2015 and 2014, the Company had unamortized software development costs of $16.1 million and $24.0 million, respectively, which is included in Other assets on the Company’s Consolidated Balance Sheets.  The Company expensed $10.7 million, $9.2 million and $7.6 million in amortization of software development costs during the years ended December 31, 2015, 2014 and 2013, respectively.

Deferred Financing Costs

Costs incurred in obtaining long-term financing, included in Notes Payable and Mortgages Payable in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt agreements, as applicable.

Revenue and Gain Recognition and Accounts Receivable

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

Gains and losses from the sale of depreciated operating property and ground-up development projects are recognized using the full accrual method in accordance with the FASB’s real estate sales guidance, provided that various criteria relating to the terms of sale and subsequent involvement by the Company with the properties are met.

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

Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of $13.9 million and $10.4 million of billed accounts receivable at December 31, 2015 and 2014, respectively. Additionally, Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of $17.9 million and $22.9 million of straight-line rent receivable at December 31, 2015 and 2014, respectively.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in AOCI, as a separate component of the Company’s stockholders’ equity. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. The effect of the transactions gain or loss is included in the caption Other income/(expense), net in the Consolidated Statements of Income. The Company is required to release cumulative translation adjustment (“CTA”) balances into earnings when the Company has substantially liquidated its investment in a foreign entity.

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

The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During 2015, 2014 and 2013, the Company had no hedge ineffectiveness.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company evaluates the terms of the partnership units issued in accordance with the FASB’s Distinguishing Liabilities from Equity guidance. Units which embody an unconditional obligation requiring the Company to redeem the units for cash after a specified or determinable date (or dates) or upon the occurrence of an event that is not solely within the control of the issuer are determined to be mandatorily redeemable under this guidance and are included as Redeemable noncontrolling interest and classified within the mezzanine section between Total liabilities and Stockholders’ equity on the Company’s Consolidated Balance Sheets. Convertible units for which the Company has the option to settle redemption amounts in cash or Common Stock are included in the caption Noncontrolling interest within the equity section on the Company’s Consolidated Balance Sheets.

Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	For the year ended December 31,
	2015	2014	2013
Computation of Basic Earnings Per Share:
Income from continuing operations	$774,405	$384,506	$288,454
Gain on sale of operating properties, net, net of tax	125,813	389	1,432
Net income attributable to noncontrolling interests	(6,028)	(11,879)	(5,072)
Discontinued operations attributable to noncontrolling interests	-	2,117	(7,930)
Preferred stock redemption costs	(5,816)	-	-
Preferred stock dividends	(57,084)	(58,294)	(58,294)
Income from continuing operations available to the common shareholders	831,290	316,839	218,590
Earnings attributable to participating securities	(4,134)	(1,749)	(1,360)
Income from continuing operations attributable to common shareholders	827,156	315,090	217,230
(Loss)/income from discontinued operations attributable to the Company	(75)	48,868	(40,603)
Net income attributable to the Company’s common shareholders for basic earnings per share	$827,081	$363,958	$176,627
Weighted average common shares outstanding – basic	411,319	409,088	407,631

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$2.01	$0.77	$0.53
Income/(loss) from discontinued operations	-	0.12	(0.10)
Net income	$2.01	$0.89	$0.43

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$827,156	$315,090	$217,230
(Loss)/income from discontinued operations attributable to the Company	(75)	48,868	(40,603)
Distributions on convertible units	192	529	-
Net income attributable to the Company’s common shareholders for diluted earnings per share	$827,273	$364,487	$176,627
Weighted average common shares outstanding – basic	411,319	409,088	407,631
Effect of dilutive securities(a):
Equity awards	1,414	1,227	983
Assumed conversion of convertible units	118	723	-
Shares for diluted earnings per common share	412,851	411,038	408,614

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$2.00	$0.77	$0.53
Income/(loss) from discontinued operations	-	0.12	(0.10)
Net income	$2.00	$0.89	$0.43

(a)    The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 5,300,680, 7,137,120 and 10,950,388, stock options that were not dilutive as of December 31, 2015, 2014 and 2013, respectively.

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

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company elected to early adopt ASU 2015-16 beginning in its third quarter ended September 30, 2015 (see Footnote 2). The adoption of ASU 2015-16 did not have a material impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”) providing guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance on this matter, the SEC staff has stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on that line-of-credit arrangement. Beginning in its fiscal year 2015, the Company elected to early adopt ASU 2015-03 and ASU 2015-15 and retrospectively applied the guidance to its Notes Payable and Mortgages Payable for all periods presented. Unamortized debt issuance costs of $31.4 million and $3.2 million are included in Notes Payable and Mortgages Payable, respectively, as of December 31, 2015, and $20.5 million and $3.9 million of unamortized debt issuance costs are included in Notes Payable and Mortgages Payable, respectively, as of December 31, 2014 (previously included in Other assets on the Company’s Consolidated Balance Sheets). The adoption of ASU 2015-03 and ASU 2015-15 did not have a material impact on the Company’s financial position or results of operations (see Footnotes 12 and 13).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2015-02 to have a material effect on the Company’s financial position or results of operations.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The amendments in ASU 2014-08 are effective for fiscal years beginning after December 15, 2014. The Company adopted ASU 2014-08 beginning January 1, 2015 and appropriately applied the guidance prospectively to disposals of its operating properties. Prior to January 1, 2015, properties identified as held-for-sale and/or disposed of were presented in discontinued operations for all periods presented. The adoption and implementation of this ASU resulted in the operations of certain current period dispositions in the ordinary course of business to be classified within continuing operations on the Company’s Consolidated Statements of Income. The adoption did not have an impact on the Company’s financial position or cash flows. The disclosures required by this ASU have been incorporated in the notes included herein.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.	Real Estate:

The Company’s components of Rental property consist of the following (in thousands):

	December 31,
	2015	2014
Land	$2,660,722	$2,291,338
Undeveloped land	67,535	74,462
Buildings and improvements:
Buildings	5,643,629	4,909,152
Building improvements	1,559,652	1,349,028
Tenant improvements	727,036	658,868
Fixtures and leasehold improvements	47,055	61,122
Above market leases	155,451	121,774
In-place leases	509,435	399,293
Tenant relationships	19,104	20,858
	11,389,619	9,885,895
Accumulated depreciation and amortization (1)	(2,115,320)	(1,955,406)
Total	$9,274,299	$7,930,489

(1)	At December 31, 2015 and 2014, the Company had accumulated amortization relating to in-place leases, tenant relationships and above-market leases aggregating $357,581 and $290,748, respectively.

In addition, at December 31, 2015 and 2014, the Company had intangible liabilities relating to below-market leases from property acquisitions of $291.7 million and $255.4 million, respectively, net of accumulated amortization of $193.7 million and $169.8 million, respectively. These amounts are included in the caption Other liabilities on the Company’s Consolidated Balance Sheets.

The Company’s amortization associated with above and below market leases for the years ended December 31, 2015, 2014 and 2013, resulted in net increases to revenue of $18.5 million, $13.5 million and $11.5 million, respectively. The Company’s amortization expense associated with leases in place and tenant relationships, which is included in depreciation and amortization, for the years ended December 31, 2015, 2014 and 2013 was $68.3 million, $41.2 million and $31.1 million, respectively.

The estimated net amortization income/(expense) associated with the Company’s above and below market leases, tenant relationships and leases in place for the next five years are as follows (in millions):

	2016	2017	2018	2019	2020
Above and below market leases amortization, net	$10.3	$9.9	$9.9	$10.5	$10.8
Tenant relationships and leases in place amortization	$(53.1)	$(39.0)	$(28.5)	$(22.1)	$(16.3)

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.	Property Acquisitions, Developments and Other Investments:

Acquisition of Operating Properties

During the year ended December 31, 2015, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash*	Debt Assumed	Other ***	Total	GLA**
Elmont Plaza	Elmont, NY (1)	Jan-15	$2,400	$-	$3,358	$5,758	13
Garden State Pavilion Parcel	Cherry Hill, NJ	Jan-15	16,300	-	-	16,300	111
Kimstone Portfolio (39 properties)	Various (1)	Feb-15	513,513	637,976	236,011	1,387,500	5,631
Copperfield Village	Houston, TX	Feb-15	18,700	20,800	-	39,500	165
Snowden Square Parcel	Columbia, MD	Mar-15	4,868	-	-	4,868	25
Dulles Town Crossing Parcel	Sterling, VA	Mar-15	4,830	-	-	4,830	9
Flagler Park S.C.	Miami, FL	Mar-15	1,875	-	-	1,875	5
West Farms Parcel	New Britain, CT	Apr-15	6,200	-	-	6,200	24
Milleridge Inn	Jericho, NY	Apr-15	7,500	-	-	7,500	-
Woodgrove Festival (2 Parcels)	Woodridge, IL	Jun-15	5,611	-	-	5,611	12
Montgomery Plaza	Fort Worth , TX (1)	Jul-15	34,522	29,311	9,044	72,877	291
125 Coulter Avenue Parcel	Ardmore, PA	Sep-15	1,925	-	-	1,925	6
Conroe Marketplace	Conroe, TX (1)	Oct-15	18,546	42,350	3,104	64,000	289
Laurel Plaza	Laurel , MD	Oct-15	1,200	-	-	1,200	4
District Heights	District Heights, MD (1)	Nov-15	13,140	13,255	950	27,345	91
Village on the Park	Aurora , CO	Nov-15	824	-	-	824	10
Christown Mall	Phoenix , AZ	Nov-15	51,351	63,899	-	115,250	833
Washington St. Plaza Parcels	Brighton, MA	Dec-15	8,750	-	-	8,750	-
			$712,055	$807,591	$252,467	$1,772,113	7,519

* The Company utilized $89.5 million associated with Internal Revenue Code §1031 sales proceeds.

** Gross leasable area ("GLA")

*** Includes the Company’s previously held equity interest investment.

(1)

The Company acquired from its partners the remaining ownership interest in these properties that were held in joint ventures in which the Company had a noncontrolling interest. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain on change in control of interest, net resulting from the fair value adjustment associated with the Company’s previously held equity interest, which is included in the purchase price above in Other. The Company’s previous ownership interest and gain on change in control of interests, net recognized as a result of these transactions are as follows:

Property Name	Previous Ownership Interest	Gain on change in control of interests, net
Elmont Plaza	50.0%	$(0.2)
Kimstone Portfolio (39 properties)	33.3%	140.0
Montgomery Plaza	20.0%	6.3
Conroe Marketplace	15.0%	2.4
District Heights	15.0%	0.7
		$149.2

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the year ended December 31, 2014, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash*	Debt Assumed	Other***	Total	GLA**
North Valley Leasehold	Peoria, AZ	Jan-14	$3,000	$-	$-	$3,000	-
LaSalle Properties (3 properties)	Various (1)	Jan-14	62,239	23,269	7,642	93,150	316
Harrisburg Land Parcel	Harrisburg, PA	Jan-14	2,550	-	-	2,550	-
Crossroads Plaza	Cary, NC	Feb-14	18,691	72,309	-	91,000	489
Quail Corners	Charlotte, NC (2)	Mar-14	9,398	17,409	4,943	31,750	110
KIF 1 Portfolio (12 properties)	Various (1)	Apr-14	128,699	157,010	122,291	408,000	1,589
Fountain at Arbor Lakes (2 Parcels)	Maple Grove, MN	Apr-14	900	-	-	900	-
Boston Portfolio (24 properties)	Various	Apr-14	149,486	120,514	-	270,000	1,426
Vinnin Square	Swampscott, MA	May-14	2,550	-	-	2,550	6
SEB Portfolio (10 properties)	Various (1)	Jul-14	69,261	193,600	12,911	275,772	1,415
Highlands Ranch Parcel	Highlands Ranch, CO	Sep-14	3,800	-	-	3,800	10
BIG Portfolios (7 properties)	Various (1)	Oct-14	-	118,439	76,511	194,950	1,148
Springfield S.C.	Springfield, MO	Nov-14	8,800	-	-	8,800	210
North Quincy Plaza	Quincy, MA (1)	Dec-14	20,470	-	2,530	23,000	81
Belmart Plaza	West Palm Beach, FL (1)	Dec-14	3,208	-	2,807	6,015	77
Braelinn Village	Peachtree City, GA	Dec-14	27,000	-	-	27,000	227
			$510,052	$702,550	$229,635	$1,442,237	7,104

* Includes 1031 sales proceeds of $126.8 million

** Gross leasable area ("GLA")

*** Includes the Company’s previously held equity interest investment.

(1)

The Company acquired from its partners the remaining ownership interest in these properties that were held in joint ventures in which the Company had a noncontrolling interest. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain on change in control of interest, net resulting from the fair value adjustment associated with the Company’s previously held equity interest, which is included in the purchase price above in Other. The Company’s previous ownership interest and gain on change in control of interests, net recognized as a result of these transactions are as follows:

Property Name	Previous Ownership Interest	Gain on change in control of interests, net
LaSalle Properties (3 properties)	11.0%	$3.7
KIF 1 Portfolio (12 properties)	39.1%	65.6
SEB Portfolio (10 properties)	15.0%	14.4
BIG Portfolios (7 properties)	50.1%	19.5
North Quincy Plaza	11.0%	2.2
Belmart Plaza	21.5%	1.8
		$107.2

(2)

The Company acquired a 65.4% controlling ownership interest in this property and the seller retained a 34.6% noncontrolling interest in the property. The partner has the ability to put its partnership interest to the Company. As such, the Company has recorded the partners’ share of the property’s fair value of $4.9 million as Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets. During 2015, the Company acquired the partners’ noncontrolling interest and now fully owns the property.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The purchase price for these acquisitions has been preliminarily allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price allocations and related accounting will be finalized upon completion of the Company’s valuation studies. Accordingly, the fair value allocated to these assets and liabilities are subject to revision. The Company records allocation adjustments when purchase price allocations are finalized. The aggregate purchase price of the properties acquired during the year ended December 31, 2015, has been allocated as follows (in thousands):

	Preliminary Allocation	Allocation Adjustments (1)	Revised Allocation as of December 31, 2015	Weighted-Average Amortization Period (in Years)
Land	$482,422	$(37,796)	$444,626	-
Buildings	973,747	89,377	1,063,124	50.0
Above market leases	35,948	(1,766)	34,182	7.2
Below market leases	(79,868)	4,871	(74,997)	17.7
In-place leases	180,069	(54,076)	125,993	4.7
Building improvements	177,944	(8,828)	169,116	45.0
Tenant improvements	26,596	8,218	34,814	6.1
Mortgage fair value adjustment	(27,615)	-	(27,615)	3.0
Other assets	3,058	-	3,058	-
Other liabilities	(188)	-	(188)	-
Net assets acquired	$1,772,113	$-	$1,772,113

(1)

In accordance with the Company’s adoption of ASU 2015-16, which eliminates the requirement to restate prior period financial statements for measurement period adjustments relating to purchase price allocations, the Company adjusted the preliminary allocation amounts recorded for properties acquired during 2015. The impact of these allocation adjustments on the Company’s tangible and intangible assets and liabilities are reflected in the table above.

The aggregate purchase price of the properties acquired during the year ended December 31, 2014, has been allocated as follows (in thousands):

Land	$414,879
Buildings	679,753
Above market leases	30,307
Below market leases	(81,362)
In-place leases	113,513
Building improvements	290,882
Tenant improvements	26,536
Mortgage fair value adjustment	(39,368)
Other assets	7,097
Other liabilities	-
Net assets acquired	$1,442,237

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In addition, during the year ended December 31, 2015, the Company entered into an agreement to acquire the remaining 50.0% interest in a property previously held in a joint venture in which the Company had a noncontrolling interest for a gross purchase price of $23.0 million. Upon signing this contract, which closed in January 2016, the Company effectively gained control of the entity and is entitled to all economics and risk of loss and as such, the Company consolidated this property pursuant to the FASB’s Consolidation guidance. Additionally, as the Company was required to purchase the partners interest at a fixed and determinable price in January 2016, the Company has recognized $11.5 million within Other liabilities in the Company’s Consolidated Balance Sheets at December 31, 2015. Based upon the Company’s intent to redevelop a portion of the property, the Company allocated $8.4 million of the gross purchase price to Real estate under development on the Company’s Consolidated Balance Sheets and the remaining $14.6 million was allocated to Operating real estate on the Company’s Consolidated Balance Sheets.

During the year ended December 31, 2015, the Company acquired three land parcels, in separate transactions, for an aggregate purchase price of $30.0 million.

Ground-Up Development

The Company is engaged in ground-up development projects, which will be held as long-term investments by the Company. As of December 31, 2015, the Company had in progress a total of five ground-up development projects located in the U.S. These land parcels will be developed into open-air shopping centers aggregating 1.9 million square feet of GLA with a total estimated aggregate project cost of $446.5 million.

During 2015, the Company acquired, in separate transactions, two additional land parcels adjacent to existing development projects for an aggregate purchase price of $20.7 million. During 2014, the Company acquired, in separate transactions, three land parcels located in various cities throughout the U.S., for an aggregate purchase price of $53.5 million.

During the fourth quarter 2014, the Company purchased land parcels in Dania, Florida for an aggregate purchase price of $62.8 million. The Company then contributed the land to an unconsolidated joint venture to be used for a ground-up development project and as such is not included in the five ground-up development projects referred to above.

4.	Dispositions of Real Estate:

Operating Real Estate

During 2015, the Company disposed of 89 consolidated operating properties and eight out-parcels, in separate transactions, for an aggregate sales price of $492.5 million. These transactions resulted in an aggregate gain of $143.6 million, after income tax expense, and aggregate impairment charges of $10.2 million, before income tax expense of $2.3 million.

Additionally, during 2015, the Company disposed of its remaining operating property in Chile for a sales price of $51.3 million. This transaction resulted in the release of a cumulative foreign currency translation loss of $19.6 million due to the Company’s liquidation of its investment in Chile offset by a gain on sale of $1.8 million, after income tax expense.

During 2014, the Company disposed of 90 consolidated operating properties, in separate transactions, for an aggregate sales price of $833.5 million, including 27 operating properties in Latin America. These transactions, which are included in Discontinued operations on the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $203.3 million, before income taxes and noncontrolling interests and aggregate impairment charges of $178.0 million, before income taxes and noncontrolling interests, including $92.9 million related to the release of a cumulative foreign currency translation loss due to the Company’s substantial liquidation of its investment in Mexico. The Company provided financing aggregating $52.7 million on three of these transactions which bore interest at rates ranging from LIBOR plus 250 basis points to 7% per annum, which matured and were repaid in full during 2015. The Company evaluated these transactions pursuant to the FASB’s real estate guidance to determine sale and gain recognition.

During 2013, the Company disposed of 36 consolidated operating properties and three out-parcels in separate transactions, for an aggregate sales price of $279.5 million. These transactions, which are included in Discontinued operations in the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $25.4 million and impairment charges of $61.9 million, before income taxes.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Additionally, during 2013, the Company sold eight consolidated properties in its Latin American portfolio for an aggregate sales price of $115.4 million. These transactions, which are included in Discontinued operations in the Company’s Consolidated Statements of Income, resulted in an aggregate gain of $23.3 million, before income taxes, and aggregate impairment charges of $26.9 million (including the release of the cumulative foreign currency translation loss of $7.8 million associated with the sale of the Company’s interest in two properties within Brazil, which represented a full liquidation of the Company’s investment in Brazil), before income taxes and noncontrolling interests.

Land Sales

During 2015, 2014 and 2013, the Company sold 13, three and nine land parcels, respectively, for an aggregate sales price of $31.5 million, $5.1 million and $18.2 million, respectively. These transactions resulted in an aggregate gain of $4.3 million, $3.5 million and $11.5 million, before income taxes expense and noncontrolling interest for the years ended December 31, 2015, 2014 and 2013, respectively. The gains from these transactions are recorded as other income, which is included in Other income/(expense), net, in the Company’s Consolidated Statements of Income.

5.	Discontinued Operations and Assets Held-for-Sale:

Prior to the Company’s adoption of ASU 2014-08 on January 1, 2015, as further discussed in Footnote 1, operations of properties held-for-sale and assets sold during the period were classified as discontinued operations. The results of these discontinued operations are included as a separate component of income on the Consolidated Statements of Income under the caption “Discontinued operations”. This reporting has resulted in certain reclassifications of 2014 and 2013 financial statement amounts. Since adoption of ASU 2014-08 individual property dispositions no longer qualify as a discontinued operation under the new guidance unless the asset disposal represents a significant strategic shift.

The components of Income from discontinued operations for each of the three years in the period ended December 31, 2015, are shown below. These include the results of income through the date of each respective sale for properties sold during 2014 and 2013, and the operations for the applicable periods for those assets classified as held-for-sale as of December 31, 2014 and 2013 (in thousands):

	2015	2014	2013
Discontinued operations:
Revenues from rental property	$124	$71,906	$129,315
Rental property expenses	(49)	(16,657)	(39,425)
Depreciation and amortization	-	(15,019)	(33,142)
Provision for doubtful accounts	(57)	(719)	(2,971)
Interest expense	-	(1,823)	(1,371)
Income from other real estate investments	-	680	720
Other expense, net	(12)	(756)	(880)
Income from discontinued operating properties, before income taxes	6	37,612	52,246
Impairment of property carrying value, before income taxes (1)	(82)	(178,048)	(157,972)
Gain on disposition of operating properties, before income taxes	-	203,271	48,731
Benefit/(provision) for income taxes	1	(11,850)	8,462
(Loss)/income from discontinued operating properties	(75)	50,985	(48,533)
Net (income)/loss attributable to noncontrolling interests	-	(2,117)	7,930
(Loss)/income from discontinued operations attributable to the Company	$(75)	$48,868	$(40,603)

(1)

The year ended December 31, 2014, includes $92.9 million related to the release of a cumulative foreign currency translation loss due to the Company’s substantial liquidation of its investment in Mexico.

During 2014, the Company classified as held-for-sale 35 operating properties. The aggregate book value of these properties was $239.9 million, net of accumulated depreciation of $76.5 million. The Company recognized impairment charges on 11 of these properties aggregating $56.2 million. The book value of the remaining other 24 properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized. The Company’s determination of the fair value for each property, aggregating $316.5 million, was based upon executed contracts of sale with third parties (see Footnote 15). The Company completed the sale of the 35 held-for-sale operating properties during 2014 (these dispositions are included in Footnote 4 above). At December 31, 2014, the Company had no operating properties classified as held-for-sale.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2013, the Company classified as held-for-sale 19 operating properties.  The aggregate book value of these properties was $178.4 million, net of accumulated depreciation of $19.2 million.   The Company recognized impairment charges of $25.2 million, after income taxes, on eight of these properties. The book value of the other properties did not exceed their estimated fair value, less costs to sell, and as such no impairment charges were recognized. The Company’s determination of the fair value for each property, aggregating $158.6 million, was based upon executed contracts of sale with third parties (see Footnote 15).   In addition, the Company completed the sale of 15 held-for-sale operating properties during the year ended December 31, 2013, one of which was classified as held-for-sale during 2012 (these dispositions are included in Footnote 4 above).  At December 31, 2013, the Company had five remaining operating properties classified as held-for-sale at a carrying amount of $70.3 million, net of accumulated depreciation of $8.1 million, which were included in Other assets on the Company’s Consolidated Balance Sheets. The Company completed the sale of the five remaining properties during 2014.

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

During 2013, the Company began selling properties within its Latin American portfolio as part of its overall strategy to exit these markets and during 2014 the Company substantially liquidated its investment in Mexico, which resulted in the release of a cumulative foreign currency translation loss. Additionally, during 2014, the Company implemented a plan to accelerate the disposition of certain U.S. properties. These disposition plans effectively shortened the Company’s anticipated hold period for these properties and as a result the Company recognized impairment charges on various consolidated operating properties (See Footnote 15 for fair value disclosure).

The Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions and/or the property hold period caused the Company to recognize impairment charges for the years ended December 31, 2015, 2014 and 2013 as follows (in millions):

	2015	2014	2013
Impairment of property carrying values* (1) (2) (3)	$30.3	$33.3	$18.6
Investments in other real estate investments* (4)	5.3	1.7	2.9
Marketable securities and other investments* (5)	9.8	4.8	10.7
Total Impairment charges included in operating expenses	45.4	39.8	32.2
Cumulative foreign currency translation loss included in discontinued operations (6)	-	92.9	5.1
Impairment of property carrying values included in discontinued operations**	0.1	85.1	152.9
Total gross impairment charges	45.5	217.8	190.2
Noncontrolling interests	(5.6)	(0.4)	(10.6)
Income tax benefit included in discontinued operations	-	(1.7)	(14.8)
Income tax benefit	(9.0)	(6.1)	(7.6)
Total net impairment charges	$30.9	$209.6	$157.2
* See Footnote 15 for additional disclosure on fair value
**See Footnotes 4 & 5 above for additional disclosure

(1)

During 2015, the Company recognized aggregate impairment charges of $30.3 million, before an income tax benefit of $5.4 million and noncontrolling interests of $5.6 million, primarily related to sale of certain operating properties and adjustments to property carrying values in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties.

(2)

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

(3)

During 2013, the Company recorded $18.6 million, before an income tax benefit of $7.6 million and noncontrolling interests of $1.0 million, in impairment charges primarily related to two land parcels and four operating properties based upon purchase prices or purchase price offers.

(4)

Impairment charges primarily based upon review of residual values, sales prices and debt maturity status and the likelihood of foreclosure of certain underlying properties within the Company’s preferred equity investments, during 2015, 2014 and 2013. The Company believes it will not recover its investment in certain preferred equity investments and as such recorded full impairments on these investments.

(5)

During 2015, 2014 and 2013, the Company reviewed the underlying cause of the decline in value of certain cost method investments, as well as the severity and the duration of the decline and determined that the decline was other-than-temporary. Impairment charges were recognized based upon the calculation of the investments’ estimated fair value.

(6)

Due to the substantial liquidation of its investment in Mexico, the Company recognized a loss from foreign currency translation related to consolidated properties in the amount of $92.9 million, before noncontrolling interest of $5.8 million. (See Footnote 22 for additional disclosure).

In addition to the impairment charges above, the Company recognized pretax impairment charges during 2015, 2014 and 2013 of $22.2 million, $54.5 million (including $47.3 million in cumulative foreign currency translation loss relating to the Company’s substantial liquidation of its investment in Mexico), and $29.5 million, respectively, relating to certain properties held by various unconsolidated joint ventures in which the Company holds noncontrolling interests. These impairment charges are included in Equity in income of joint ventures, net in the Company’s Consolidated Statements of Income (see Footnote 7).

The Company will continue to assess the value of its assets on an on-going basis. Based on these assessments, the Company may determine that one or more of its assets may be impaired and would therefore write-down its carrying basis accordingly.

7.	Investment and Advances in Real Estate Joint Ventures:

The Company and its subsidiaries have investments and advances in various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The table below presents joint venture investments for which the Company held an ownership interest at December 31, 2015 and 2014 (in millions, except number of properties):

	As of December 31, 2015					As of December 31, 2014
Venture	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Average Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	53	9.6	$2,531.6	$175.5	15.0%	60	10.6	$2,728.9	$178.6
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	47	10.8	1,422.8	131.0	48.6%	54	11.5	1,488.2	152.1
Kimstone (2) (3)	33.3%	-	-	-	-	33.3%	39	5.6	1,098.7	98.1
BIG Shopping Centers (2)	50.1%	1	0.4	53.5	-	50.1%	6	1.0	151.6	-
Canada Pension Plan Investment Board(“CPP”) (2) (4)	55.0%	7	2.4	524.1	195.6	55.0%	7	2.4	504.0	188.9
Other Institutional Programs (2)	Various	8	1.1	248.0	5.2	Various	53	1.8	413.8	11.0
RioCan	50.0%	13	2.4	259.3	53.3	50.0%	45	9.3	1,205.8	159.8
Latin America (5)	Various	9	-	53.2	15.0	Various	13	0.1	91.2	24.4
Other Joint Venture Programs	Various	53	8.7	1,165.6	167.0	Various	60	9.5	1,401.2	224.3
Total		191	35.4	$6,258.1	$742.6		337	51.8	$9,083.4	$1,037.2

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

(3)

During the year ended December 31, 2015, the Company purchased the remaining 66.7% interest in the 39-property Kimstone portfolio from Blackstone for a gross purchase price of $1.4 billion, including the assumption of $638.0 million in mortgage debt.

(4)	During the years ended December 31, 2015 and 2014, CPP acquired land parcels for future development in Dania, FL, for $3.6 million and $62.8 million, respectively.
(5)	Includes eight land parcels and one self-storage facility.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below presents the Company’s share of net income/(loss) for these investments which is included in the Company’s Consolidated Statements of Income under Equity in income of joint ventures, net for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
KimPru and KimPru II (1) (4)	$7.1	$8.1	$9.1
KIR (5)	41.0	26.5	25.3
Kimstone	0.7	2.0	3.6
BIG Shopping Centers (9)	2.4	22.5	3.0
CPP	9.6	7.1	5.8
Other Institutional Programs	1.6	4.3	7.6
RioCan	399.4	30.6	27.6
Latin America (6) (8)	(0.7)	(3.8)	103.1
Other Joint Venture Programs (2) (3) (7)	19.3	62.3	23.6
Total	$480.4	$159.6	$208.7

(1)

During the year ended December 31, 2015, KimPru recognized aggregate impairment charges related to three properties which KimPru anticipates selling or being foreclosed on within the next year, therefore effectively shortening its anticipated hold period for these assets which resulted in the expected future cash flows being less than the carrying value. The Company’s share of these impairment charges was $2.8 million.

(2)

During September 2013, the Intown portfolio was sold and the Company maintained its guarantee on a portion of debt that was assumed by the buyer at closing. The transaction resulted in a deferred gain to the Company of $21.7 million due to the Company’s continued involvement through its guarantee of the debt. On February 24, 2015, the outstanding debt balance was fully repaid by the buyer and as such, the Company was relieved of its related commitments and guarantee. As a result, the Company recognized the deferred gain of $21.7 million during the year ended December 31, 2015.

(3)

During the year ended December 31, 2015, four joint ventures in which the Company holds noncontrolling interests recognized impairment charges relating to the pending sale of three properties and the pending foreclosure of one property. The Company’s share of these impairment charges was $10.9 million, before income tax benefit.

(4)

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

(5)

During the year ended December 31, 2014, KIR recognized aggregate impairment charges of $5.0 million, of which the Company’s share was $2.8 million, related to two properties which KIR subsequently sold.

(6)

During the fourth quarter 2015, the Company liquidated its investment in Chile, which resulted in the release of a cumulative foreign currency translation gain of $0.8 million. Also, during the fourth quarter 2014, the Company substantially liquidated its investment in Mexico, which resulted in the release of a cumulative foreign currency translation loss of $47.3 million.

(7)

During the year ended December 31, 2014, the Company received a distribution of $15.4 million from a joint venture that was in excess of its carrying value and as such, the Company recognized this amount as equity in income.

(8)

During the year ended December 31, 2013, the Company was in advanced negotiations to sell 10 operating properties located throughout Mexico, which were held in unconsolidated joint ventures in which the Company held noncontrolling interests. Based upon the allocation of the selling price, the Company recorded its share of impairment charges of $9.4 million on six of these properties.

(9)

During the year ended December 31, 2013, BIG recognized a gain on early extinguishment of debt of $13.7 million related to a property that was foreclosed on by a third party lender. The Company’s share of this gain was $2.4 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following tables provide a summary of properties and land parcels disposed of through the Company’s real estate joint ventures or transferred interest to joint venture partners during the years ended December 31, 2015, 2014 and 2013. These transactions resulted in an aggregate net gain to the Company of $380.6 million, $96.0 million and $108.7 million, before income taxes, for the years ended December 31, 2015, 2014 and 2013, respectively, and which are included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income:

	Year Ended December 31, 2015
	Number of properties	Number of land parcels	Aggregate sales price (in millions)
KimPru and KimPru II	7	1	$143.5
KIR	5	-	$84.6
BIG Shopping Centers	4	-	$75.0
Other Institutional Programs (1)	44	-	$171.5
RioCan (3)	32	1	$1,390.4
Latin America	4	9	$16.2
Other Joint Venture Programs (2)	6	-	$123.7

(1)	The Company acquired the remaining interest in two of these properties. See Footnote 3 for the operating properties acquired by the Company.
(2)

The Company acquired the remaining interest in two of these properties and entered into an agreement to acquire the remaining interest in one of these properties. See Footnote 3 for the operating properties acquired by the Company.

(3)

The Company sold its interest in 32 operating properties and one land parcel which resulted in an aggregate gain to the Company of $373.8 million (CAD $493.9 million). The aggregate sales price does not reflect the consideration received, but rather represents the full implied fair value of the assets sold determined by the proportionate share of the interest acquired.

	Year Ended December 31, 2014
	Number of properties	Number of land parcels	Aggregate sales price (in millions)
KIR	3	-	$19.7
BIG Shopping Centers (1)	15	-	$166.6
Other Institutional Programs (2)	28	-	$846.6
Latin America	14	-	$324.5
Other Joint Venture Programs (3)	19	-	$252.0

(1)	The Company acquired the remaining interest in seven of these properties. See Footnote 3 for the operating properties acquired by the Company.
(2)	The Company acquired the remaining interest in 26 of these properties. See Footnote 3 for the operating properties acquired by the Company.
(3)	The Company acquired the remaining interest in one of these properties. See Footnote 3 for the operating properties acquired by the Company.

	Year Ended December 31, 2013
	Number of properties	Number of land parcels	Aggregate sales price (in millions)
KimPru and KimPru II (1)	1	-	$15.8
KIR	1	-	$30.0
Other Institutional Programs (2)	2	-	$46.9
Latin America	104	-	$945.4
Other Joint Venture Programs (3)	9	-	$1,095.9

(1)	The Company acquired the remaining interest in this property.
(2)	The Company acquired the remaining interest in these two properties.
(3)	The Company acquired the remaining interest in two of these properties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below presents debt balances within the Company’s joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2015 and 2014 (dollars in millions):

	As of December 31, 2015			As of December 31, 2014
Venture	Mortgages and Notes Payable	Average Interest Rate	Average Remaining Term (months)**	Mortgages and Notes Payable	Average Interest Rate	Average Remaining Term (months)**
KimPru and KimPru II	$777.1	5.54%	12.6	$920.0	5.53%	23.0
KIR	811.6	4.64%	62.3	860.7	5.04%	61.9
Kimstone	-	-	-	701.3	4.45%	28.7
BIG Shopping Centers	54.5	5.45%	10.1	144.6	5.52%	22.0
CPP	109.9	5.25%	3.5	112.0	5.05%	10.1
Other Institutional Programs	163.9	4.74%	24.0	272.9	5.21%	23.5
RioCan	87.5	5.02%	11.0	640.5	4.29%	39.9
Other Joint Venture Programs	794.6	5.26%	47.6	921.9	5.31%	58.6
Total	$2,799.1			$4,573.9

** Average remaining term includes extensions

Summarized financial information for the Company’s investment and advances in real estate joint ventures is as follows (in millions):

	December 31,
	2015	2014
Assets:
Real estate, net	$4,855.5	$7,422.0
Other assets	252.2	312.6
	$5,107.7	$7,734.6
Liabilities and Partners’/Members’ Capital:
Notes and mortgages payable	$2,770.1	$4,553.1
Construction loans	29.0	21.0
Other liabilities	16.2	120.5
Noncontrolling interests	92.5	21.4
Partners’/Members’ capital	2,199.9	3,018.6
	$5,107.7	$7,734.6

	Year Ended December 31,
	2015	2014	2013
Revenues from rental property	$842.5	$1,059.9	$1,280.2
Operating expenses	(265.9)	(333.5)	(410.3)
Interest expense	(202.8)	(247.3)	(316.4)
Depreciation and amortization	(191.9)	(260.0)	(298.8)
Impairment charges	(63.4)	(23.1)	(32.3)
Other income/(expense), net	4.4	(14.4)	(16.2)
	(719.6)	(878.3)	(1,074.0)
Income from continuing operations	122.9	181.6	206.2
Discontinued Operations:
Income from discontinued operations	-	2.8	14.1
Impairment on dispositions of properties	-	(3.8)	(14.8)
Gain on dispositions of properties	-	471.1	229.5
	-	470.1	228.8
Gain on sale of operating properties	1,166.7	-	-
Net income	$1,289.6	$651.7	$435.0

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling $12.6 million and $40.3 million at December 31, 2015 and 2014, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. Generally, such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE. As of December 31, 2015 and 2014, the Company’s carrying value in these investments is $742.6 million and $1.04 billion, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

8.	Other Real Estate Investments:

Preferred Equity Capital –

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. As of December 31, 2015, the Company’s net investment under the Preferred Equity program was $199.9 million relating to 421 properties, including 385 net leased properties. For the year ended December 31, 2015, the Company earned $27.0 million from its preferred equity investments, including $9.3 million in profit participation earned from nine capital transactions. For the year ended December 31, 2014, the Company’s net investment under the Preferred Equity program was $229.1 million relating to 443 properties, including 385 net leased properties. For the year ended December 31, 2014, the Company earned $37.2 million from its preferred equity investments, including $18.6 million in profit participation earned from six capital transactions.

During 2007, the Company invested $81.7 million of preferred equity capital in an entity which was comprised of 403 net leased properties (“Net Leased Portfolio”) which consisted of 30 master leased pools with each pool leased to individual corporate operators. Each master leased pool is accounted for as a direct financing lease. These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores. As of December 31, 2015, the remaining 385 properties (referenced above) were encumbered by third party loans aggregating $299.1 million with interest rates ranging from 5.08% to 10.47% with a weighted-average interest rate of 9.2% and maturities ranging from five months to six years. The Company recognized $15.3 million, $14.5 million and $13.2 million in equity in income from this investment during the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital. As of December 31, 2015 and 2014, the Company’s invested capital in its preferred equity investments approximated $199.9 million and $229.1 million, respectively.

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2015	2014
Assets:
Real estate, net	$258.0	$456.9
Other assets	628.3	666.6
	$886.3	$1,123.5
Liabilities and Partners’/Members’ Capital:
Notes and mortgages payable	$563.7	$767.6
Other liabilities	12.9	21.6
Partners’/Members’ capital	309.7	334.3
	$886.3	$1,123.5

	Year Ended December 31,
	2015	2014	2013
Revenues from rental property	$122.1	$146.0	$159.5
Operating expenses	(35.6)	(47.0)	(34.8)
Interest expense	(35.7)	(47.1)	(55.2)
Depreciation and amortization	(11.4)	(19.2)	(24.0)
Other expense, net	(9.2)	(7.2)	(7.1)
Income from continuing operations	30.2	25.5	38.4
Discontinued Operations:
Gain on disposition of properties	-	31.5	20.8
	-	31.5	20.8
Gain on sale of operating properties	6.0	-	-
Net income	$36.2	$57.0	$59.2

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Kimsouth

Kimsouth Realty Inc. (“Kimsouth”) is a wholly-owned subsidiary of the Company. KRS AB Acquisition, LLC (the “ABS Venture”) is a wholly-owned subsidiary of Kimsouth that has a noncontrolling interest in AB Acquisition, LLC (“AB Acquisition”), a joint venture which owns Albertsons Inc. (“Albertsons”) and NAI Group Holdings Inc. (“NAI”). The Company holds a controlling interest in the ABS Venture and consolidates this entity.

During January 2015, two new noncontrolling members were admitted into the ABS Venture, including Colony Capital, Inc. and affiliates (“Colony”), after which the Company contributed $85.3 million and the two noncontrolling members contributed an aggregate $105.0 million, of which Colony contributed $100.0 million, to the ABS Venture, which was subsequently contributed to AB Acquisition to facilitate the acquisition of all of the outstanding shares of Safeway Inc. (“Safeway”). As a result of this transaction, the ABS Venture now holds a combined 14.35% interest in AB Acquisition, of which the Company holds a combined 9.8% ownership interest and Colony holds a 4.3% ownership interest. Richard B. Saltzman, a member of the Board of Directors of the Company, is the chief executive officer, president and a director of Colony Capital, Inc. The combined company of Albertsons, NAI and Safeway operates over 2,200 grocery stores across 33 states. The Company continues to consolidate the ABS Venture as there was no change in control following the admission of the members described above. As such, the Company recorded (i) the gross investment in Safeway of $190.3 million in Other assets on the Company’s Consolidated Balance Sheets and accounts for this investment under the cost method of accounting (ii) a noncontrolling interest of $65.0 million and (iii) an increase in Paid-in capital of $24.0 million, net of a deferred tax effect of $16.0 million, representing the amount contributed by the newly admitted members in excess of their proportionate share of the historic book value of the net assets of ABS Venture.

Leveraged Lease

The Company held a 90% equity participation interest in a leverage lease of 11 properties which were encumbered by third-party non-recourse debt of $11.2 million. During the year ended December 31, 2015, the Company sold its leveraged lease interest for a gross sales price of $22.0 million and recognized a gain of $2.1 million in connection with the transaction, which is included in Equity in income of other real estate investments, net on the Company’s Consolidated Statements of Income.

At December 31, 2014, the Company’s net investment in the leveraged lease consisted of the following (in millions):

2014
Remaining net rentals	$8.3
Estimated unguaranteed residual value	30.3
Non-recourse mortgage debt	(10.1)
Unearned and deferred income	(12.9)
Net investment in leveraged lease	$15.6

9.	Variable Interest Entities:

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at December 31, 2015, is an entity that is a VIE, for which the Company is the primary beneficiary. This entity was established to develop real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership and management of the property. This entity was deemed a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest.

At December 31, 2015, total assets of this ground-up development VIE were $78.4 million and total liabilities were $0.1 million. The classification of these assets is primarily within Real estate under development in the Company’s Consolidated Balance Sheets and the classifications of liabilities are primarily within Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Substantially all of the projected development costs to be funded for this ground-up development VIE, aggregating $17.4 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to this VIE that it was not previously contractually required to provide.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at December 31, 2015, is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to redevelop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as redevelopment costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of December 31, 2015, the Company’s investment in this VIE was a negative $7.4 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $7.4 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of redevelopment will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

10.	Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2015, see Financial Statement Schedule IV included in this annual report on Form 10-K.

The following table reconciles mortgage loans and other financing receivables from January 1, 2013 to December 31, 2015 (in thousands):

	2015	2014	2013
Balance at January 1	$74,013	$30,243	$70,704
Additions:
New mortgage loans	5,730	52,728	8,527
Additions under existing mortgage loans	-	-	7,810
Write-off of loan discounts	-	286	-
Amortization of loan discounts	112	126	653
Deductions:
Loan repayments	(53,646)	(7,330)	(28,068)
Loan foreclosures	-	-	(25,572)
Charge off/foreign currency translation	(884)	(1,066)	(1,260)
Collections of principal	(1,499)	(972)	(2,529)
Amortization of loan costs	(2)	(2)	(22)
Balance at December 31	$23,824	$74,013	$30,243

The Company reviews payment status to identify performing versus non-performing loans. As of December 31, 2015, the Company had a total of 12 loans, all of which were identified as performing loans.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11.	Marketable Securities:

The amortized cost and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2015 and 2014, are as follows (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains/Losses	Estimated Fair Value
Available-for-sale:
Equity securities	$5,511	$398	$5,909
Held-to-maturity:
Debt securities	1,656	(1)	1,655
Total marketable securities	$7,167	$397	$7,564

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains/Losses	Estimated Fair Value
Available-for-sale:
Equity securities	$41,462	$46,197	$87,659
Held-to-maturity:
Debt securities	2,576	(200)	2,376
Total marketable securities	$44,038	$45,997	$90,035

During 2015, 2014 and 2013, the Company received $76.2 million, $3.8 million and $26.4 million in proceeds from the sale or redemption of certain marketable securities, respectively. In connection with these transactions, during 2015, 2014 and 2013, the Company recognized $39.9 million of realizable gains, $0.1 million of realizable losses and $12.1 million of realizable gains, respectively.

As of December 31, 2015, the contractual maturities of debt securities classified as held-to-maturity are within the next five years. Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

12.	Notes Payable:

As of December 31, 2015 and 2014 the Company’s Notes Payable consisted of the following (dollars in millions):

	Balance at 12/31/15	Interest Rate Range (Low)	Interest Rate Range (High)	Maturity Date Range (Low)	Maturity Date Range (High)
Senior Unsecured Notes	$2,290.9	3.13%	6.88%	May-2017	Apr-2045
Medium Term Notes	600.0	4.30%	5.78%	Mar-2016	Feb-2018
U.S. Term Loan (a)	650.0	(a)	(a)	Jan-2017	Jan-2017
Canadian Notes Payable	251.8	3.86%	5.99%	Apr-2018	Aug-2020
Credit Facility (b)	-	(b)	(b)	Apr-2018	Apr-2018
Deferred financing costs, net (c)	(31.4)	-	-	-	-
	$3,761.3

	Balance at 12/31/14	Interest Rate Range (Low)	Interest Rate Range (High)	Maturity Date Range (Low)	Maturity Date Range (High)
Senior Unsecured Notes	$1,540.9	3.13%	6.88%	Sep-2015	Jun-2023
Medium Term Notes	850.0	4.30%	5.78%	Feb-2015	Feb-2018
U.S. Term Loan (d)	400.0	(d)	(d)	Apr-2015	Apr-2015
Canadian Notes Payable	301.3	3.86%	5.99%	Apr-2018	Aug-2020
Credit Facility (b)	100.0	(b)	(b)	Apr-2018	Apr-2018
Deferred financing costs, net (c)	(20.5)	-	-	-	-
	$3,171.7

(a)     Interest rate is equal to LIBOR + 0.95% (1.37% at December 31, 2015).

(b)     Interest rate is equal to LIBOR + 0.925% (1.35% and 1.09% at December 31, 2015 and 2014, respectively).

(c)     In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning in its fiscal year 2015, the Company elected to early adopt ASU 2015-03 and retrospectively applied the guidance to its Notes Payable to all periods presented.

(d)     Interest rate is equal to LIBOR + 1.05% (1.21% at December 31, 2014).

The weighted-average interest rate for all unsecured notes payable is 3.88% as of December 31, 2015. The scheduled maturities of all unsecured notes payable excluding unamortized debt issuance costs of $31.4 million, as of December 31, 2015, were as follows (in millions): 2016, $300.0; 2017, $940.9; 2018, $407.9; 2019, $300.0; 2020, $143.9 and thereafter, $1,700.0.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Senior Unsecured Notes / Medium Term Notes –

The Company’s supplemental indentures governing its Medium Term Notes (“MTN”) and Senior Unsecured Notes contain covenants whereby the Company is subject to maintaining (a) certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, (b) certain debt service ratios and (c) certain asset to debt ratios. In addition, the Company is restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations. The Company was in compliance with all of the covenants as of December 31, 2015.

The Company had a MTN program pursuant to which it offered for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

Interest on the Company’s fixed-rate senior unsecured notes and medium term notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

During October 2015, the Company issued $500.0 million of seven-year Senior Unsecured Notes at an interest rate of 3.40% payable semi-annually in arrears which are scheduled to mature in November 2022. The Company used the net proceeds of approximately $493.0 million, after the underwriting discount and related offering costs, from the offering for general corporate purposes including to pre-fund near-term debt maturities and partially reduce borrowings under the Company’s revolving credit facility.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the years ended December 31, 2015 and 2014, the Company repaid the following notes (dollars in millions):

Type	Date Issued	Amount Repaid	Interest Rate	Maturity Date	Date Paid
MTN	Nov-05	$150.0	5.584%	Nov-15	Nov-15
Senior Note	Oct-06	$100.0	5.25%	Sep-15	Sep-15
MTN	Feb-05	$100.0	4.904%	Feb-15	Feb-15
MTN	Jun-05	$194.6	4.82%	Jun-14	Jun-14
Senior Note	Oct-06	$100.0	5.95%	Jun-14	Jun-14

Credit Facility –

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2019. The Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points (1.35% as of December 31, 2015) on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. The Company was in compliance with all of the covenants as of December 31, 2015. As of December 31, 2015, the Credit Facility had no balance outstanding and $0.9 million appropriated for letters of credit.

      U.S. Term Loan -

During January 2015, the Company entered into a new $650.0 million unsecured term loan (“Term Loan”) which has an initial maturity date in January 2017 (with three one-year extension options at the Company’s discretion) and accrues interest at a spread (currently 95 basis points) to LIBOR or at the Company’s option at a base rate as defined per the agreement (1.37% at December 31, 2015). The proceeds from the Term Loan were used to repay the Company’s $400.0 million term loan, which was scheduled to mature in April 2015 (with two additional one-year extension options) and bore interest at LIBOR plus 105 basis points, and for general corporate purposes. Pursuant to the terms of the credit agreement for the Term Loan, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. The Company was in compliance with all of the covenants as of December 31, 2015.

13.	Mortgages Payable:

During 2015, the Company (i) assumed $835.2 million of individual non-recourse mortgage debt relating to the acquisition of 38 operating properties, including an increase of $27.6 million associated with fair value debt adjustments and (ii) paid off $557.0 million of mortgage debt (including fair market value adjustment of $1.4 million) that encumbered 27 operating properties.

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

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest, which mature at various dates through 2031. Interest rates range from LIBOR plus 170 basis points (2.12% as of December 31, 2015) to 9.75% (weighted-average interest rate of 5.62% as of December 31, 2015). The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of $42.6 million and unamortized debt issuance costs of $3.2 million, as of December 31, 2015, were as follows (in millions): 2016, $490.5; 2017, $571.5; 2018, $137.3; 2019, $14.4; 2020, $99.6 and thereafter, $262.3.

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

The Company owns seven shopping center properties located throughout Puerto Rico. These properties were acquired partially through the issuance of $158.6 million of non-convertible units and $45.8 million of convertible units. Noncontrolling interests related to these acquisitions totaled $233.0 million of units, including premiums of $13.5 million and a fair market value adjustment of $15.1 million (collectively, the "Units"). The Company was restricted from disposing of these assets, other than through a tax free transaction, until November 2015. The Units and related annual cash distribution rates consisted of the following:

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

The following Units have been redeemed or converted for cash as of December 31, 2015:

Type	Units Redeemed	Par Value Redeemed (in millions)
Preferred A Units	2,200,000	$2.2
Class A Preferred Units	2,000	$20.0
Class B-1 Preferred Units	2,438	$24.4
Class B-2 Preferred Units	5,631	$56.3
Class C DownReit Units	587,204	$17.9

The conversion of units during 2015 resulted in an aggregate decrease in noncontrolling interest of $23.3 million for the year ended December 31, 2015 and a net increase of $6.7 million to the Company’s Paid-in capital, during 2015. Noncontrolling interest relating to the remaining units was $88.9 million and $111.6 million as of December 31, 2015 and 2014, respectively.

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

During 2012, all 13,963 Class A Units were redeemed by the holder for cash. Additionally, during 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed and at the Company’s option settled in cash. As of December 31, 2015 and 2014, noncontrolling interest relating to the remaining Class B Units was $26.5 million and $26.4 million, respectively.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Balance at January 1,	$91,480	$86,153
Issuance of redeemable partnership interests (1)	-	4,943
Income (2)	7,061	6,335
Distribution	(5,922)	(5,951)
Conversion of redeemable units	(5,910)	-
Balance at December 31,	$86,709	$91,480

(1)

During the year ended December 31, 2014, the Company acquired a 65.4% controlling ownership interest in an operating property and the seller retained a 34.6% noncontrolling interest in the property. The partner has the ability to put its partnership interest to the Company at any time after March 2015. As such, the Company has recorded the partners’ share of the property’s fair value of $4.9 million as Redeemable noncontrolling interests. During October 2015, the seller put its partnership interest to the Company and as such the Company now owns 100% of the operating property.

(2)	Includes $1.0 million in fair market value remeasurement for the year ended December 31, 2015.

During the years ended December 31, 2015 and 2014, the Company acquired its partner’s interest in three and three previously consolidated joint ventures for $31.6 million and $1.1 million, respectively. The Company continues to consolidate these entities as there was no change in control from these transactions. The purchase of the remaining interests resulted in an aggregate decrease in noncontrolling interest of $25.2 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively and a net decrease of $6.4 million and $0.3 million to the Company’s Paid-in capital, during 2015 and 2014, respectively.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,
	2015		2014
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Marketable Securities (1)	$7,565	$7,564	$90,235	$90,035
Notes Payable (2)	$3,761,328	$3,820,205	$3,171,742	$3,313,936
Mortgages Payable (3)	$1,614,982	$1,629,760	$1,424,228	$1,481,138

(1)

As of December 31, 2015 and 2014, the Company determined that $5.9 million and $87.7 million, respectively, of the Marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $1.7 million and $2.3 million, respectively, were classified within Level 3 of the fair value hierarchy.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets measured at fair value on a recurring basis at December 31, 2015 and 2014 (in thousands):

	Balance at December 31, 2015	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$5,909	$5,909	$-	$-
Liabilities:
Interest rate swaps	$1,426	$-	$1,426	$-

	Balance at December 31, 2014	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$87,659	$87,659	$-	$-
Liabilities:
Interest rate swaps	$1,404	$-	$1,404	$-

Assets measured at fair value on a non-recurring basis at December 31, 2015 and 2014 are as follows (in thousands):

	Balance at December 31, 2015	Level 1	Level 2	Level 3

Real estate	$52,439	$-	$-	$52,439

	Balance at December 31, 2014	Level 1	Level 2	Level 3

Real estate	$80,270	$-	$-	$80,270

During the year ended December 31, 2015, the Company recognized impairment charges of $45.5 million, of which $0.1 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of (i) $20.2 million related to adjustments to property carrying values, (ii) $10.2 million related to the sale of operating properties, (iii) $9.0 million related to a cost method investment, (iv) $5.3 million related to certain investments in other real estate investments and (v) $0.8 million related to marketable debt securities investments. During the year ended December 31, 2014, the Company recognized impairment charges of $217.8 million, of which $178.0 million, before income tax benefits of $1.7 million, is included in discontinued operations. These impairment charges consist of (i) $118.4 million related to adjustments to property carrying values, (ii) the release of cumulative foreign currency translation loss of $92.9 million relating to the substantial liquidation of the Company’s investment in Mexico, (iii) $4.8 million related to a cost method investment and (iv) $1.6 million related to a preferred equity investment.

The Company’s estimated fair values for the year ended December 31, 2015, as it relates to property carrying values were primarily based upon (i) estimated sales prices from third party offers based on signed contracts or letters of intent (this method was used to determine $5.7 million of the $20.2 million in impairments recognized during the year ended December 31, 2015), for which the Company does not have access to the unobservable inputs used to determine these estimated fair values, (ii) third party appraisals (this method was used to determine $8.9 million of the $20.2 million in impairments recognized during the year ended December 31, 2015) and (iii) discounted cash flow models (this method was used to determine $5.6 million of the $20.2 million in impairments recognized during the year ended December 31, 2015). The discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and expectations for growth. The capitalization rates primarily ranging from 8.25% to 8.5% and discount rates primarily ranging from 9.25% to 9.75% which were utilized in the models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for each respective investment.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s estimated fair values for the year ended December 31, 2014, as it relates to property carrying values were primarily based upon (i) estimated sales prices from third party offers based on signed contracts or letters of intent (this method was used to determine $88.2 million of the $118.4 million in impairments recognized during the year ended December 31, 2014), for which the Company does not have access to the unobservable inputs used to determine these estimated fair values, and (ii) discounted cash flow models (this method was used to determine $30.2 million of the $118.4 million in impairments recognized during the year ended December 31, 2014). The discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and expectations for growth. The capitalization rates primarily ranging from 7.0% to 12.5% and discount rates primarily ranging from 7.5% to 13.5% which were utilized in the models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for each respective investment.

Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. The property carrying value impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.

16.	Preferred Stock, Common Stock and Convertible Unit Transactions:

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share information and par values):

As of December 31, 2015
Series of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Dividend Rate	Annual Dividend per Depositary Share	Par Value
Series I	18,400	16,000	$400,000	6.00%	$1.50000	$1.00
Series J	9,000	9,000	225,000	5.50%	$1.37500	$1.00
Series K	8,050	7,000	175,000	5.625%	$1.40625	$1.00
	35,450	32,000	$800,000

Series of Preferred Stock	Date Issued	Depositary Shares Issued	Fractional Interest per Share	Net Proceeds, After Expenses (in millions)	Offering/ Redemption Price	Optional Redemption Date
Series I (2)	3/20/2012	16,000,000	1/1000	$387.2	$25.00	3/20/2017
Series J (3)	7/25/2012	9,000,000	1/1000	$217.8	$25.00	7/25/2017
Series K (4)	12/7/2012	7,000,000	1/1000	$169.1	$25.00	12/7/2017

As of December 31, 2014
Series of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Dividend Rate	Annual Dividend per Depositary Share	Par Value
Series H	70,000	70,000	$175,000	6.90%	$1.72500	$1.00
Series I	18,400	16,000	400,000	6.00%	$1.50000	$1.00
Series J	9,000	9,000	225,000	5.50%	$1.37500	$1.00
Series K	8,050	7,000	175,000	5.625%	$1.40625	$1.00
	105,450	102,000	$975,000

Series of Preferred Stock	Date Issued	Depositary Shares Issued	Fractional Interest per Share	Net Proceeds, After Expenses (in millions)	Offering/ Redemption Price	Optional Redemption Date

Series H (1)	8/30/2010	7,000,000	1/100	$169.2	$25.00	8/30/2015
Series I (2)	3/20/2012	16,000,000	1/1000	$387.2	$25.00	3/20/2017
Series J (3)	7/25/2012	9,000,000	1/1000	$217.8	$25.00	7/25/2017
Series K (4)	12/7/2012	7,000,000	1/1000	$169.1	$25.00	12/7/2017

(1)

The net proceeds received from this offering were used for general corporate purposes, including the reduction of borrowings outstanding under the Company’s revolving credit facility and the redemption of shares of the Company’s preferred stock.

(2)

The net proceeds received from this offering were used for the redemption of all the outstanding depositary shares representing the Company’s Class F preferred stock, which redemption occurred on August 15, 2012 with the remaining proceeds used towards the redemption of outstanding depositary shares representing the Company’s Class G preferred stock, which redemption occurred on October 10, 2012 and general corporate purposes.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(3)	The net proceeds received from this offering were used for general corporate purposes, including funding towards the repayment of maturing Senior Unsecured Notes.
(4)	The net proceeds received from this offering were used for general corporate purposes, including funding towards the repayment of maturing Senior Unsecured Notes.

The following Preferred Stock series were redeemed during the year ended December 31, 2015:

Series of Preferred Stock	Date Issued	Depositary Shares Issued	Redemption Amount (in millions)	Offering/ Redemption Price	Optional Redemption Date	Actual Redemption Date
Series H (1)	8/30/2010	7,000,000	$175.0	$25.00	8/30/2015	11/25/2015

(1)

In connection with this redemption the Company recorded a non-cash charge of $5.8 million resulting from the difference between the redemption amount and the carrying amount of the Class H Preferred Stock on the Company’s Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity. The $5.8 million was subtracted from net income to arrive at net income available to common shareholders and is used in the calculation of earnings per share for the year ended December 31, 2015.

The Company’s Preferred Stock Depositary Shares for all series are not convertible or exchangeable for any other property or securities of the Company.

Voting Rights - The Class I Preferred Stock, Class J Preferred Stock and Class K Preferred Stock rank pari passu as to voting rights, priority for receiving dividends and liquidation preference as set forth below.

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

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the affairs of the Company, preferred stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $25,000.00 Class I Preferred Stock per share, $25,000.00 Class J Preferred Stock per share and $25,000.00 Class K Preferred Stock per share ($25.00 per each Class I, Class J and Class K Depositary Share), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other capital stock that ranks junior to the preferred stock as to liquidation rights.

Common Stock

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These share repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During 2015, 2014 and 2013, the Company repurchased 179,696 shares, 128,147 shares and 144,727 shares, respectively, in connection with common shares surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans.

Convertible Units

The Company has various types of convertible units that were issued in connection with the purchase of operating properties (see Footnote 14). The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2015, is $24.4 million. The Company has the option to settle such redemption in cash or shares of the Company’s common stock. If the Company exercised its right to settle in Common Stock, the unit holders would receive 0.9 million shares of Common Stock.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

17.	Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Acquisition of real estate interests by assumption of mortgage debt	$84,699	$210,232	$76,477
Acquisition of real estate interests through foreclosure	$-	$-	$24,322
Acquisition of real estate interests by issuance of redeemable units/partnership interests	$-	$8,219	$3,985
Acquisition of real estate interests through proceeds held in escrow	$89,504	$179,387	$42,892
Proceeds held in escrow through sale of real estate interests	$71,623	$197,270	$-
Disposition of real estate interest by assignment of mortgage debt	$47,742	$-	$-
Disposition of real estate through the issuance of mortgage receivable	$5,730	$2,728	$3,513
Investment in real estate joint venture through contribution of real estate	$-	$35,080	$-
Decrease of noncontrolling interests through sale of real estate	$-	$17,650	$-
Increase in capital expenditures accrual	$8,700	$11,373	$996
Issuance of common stock	$493	$14,047	$9,213
Surrender of common stock	$(5,682)	$(4,051)	$(3,891)
Declaration of dividends paid in succeeding period	$115,182	$111,143	$104,496
Consolidation of Joint Ventures:
Increase in real estate and other assets	$1,039,335	$687,538	$228,200
Increase in mortgage payable and other liabilities	$750,135	$492,318	$206,489

18.	Transactions with Related Parties:

The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. Substantially all of the Management and other fee income on the Company’s Consolidated Statements of Income constitute fees earned from affiliated entities. Reference is made to Footnotes 3, 7 and 19 for additional information regarding transactions with related parties.

Ripco Real Estate Corp. (“Ripco”) business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohls and many others, providing real estate brokerage services and principal real estate investing. Mr. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Mr. Milton Cooper, Executive Chairman of the Board of Directors of the Company. During 2015, 2014 and 2013, the Company paid brokerage commissions of $0.6 million, $0.3 million and $0.6 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company.

ProHEALTH is a multi-specialty physician group practice offering one-stop health care. ProHEALTH’s CEO, Dr. David Cooper, M.D. is a son of Milton Cooper, Executive Chairman of the Company. ProHEALTH and/or its affiliates (“ProHEALTH”) have leasing arrangements with the Company whereby two consolidated property locations are currently under lease. Total annual base rent for these properties leased to ProHEALTH for the years ended December 31, 2015, 2014 and 2013 aggregated to $0.4 million, $0.1 million and $0.1 million, respectively.

During January 2015, Colony contributed $100.0 million, to the ABS Venture, which was subsequently contributed to AB Acquisition to facilitate the acquisition of all of the outstanding shares of Safeway. As a result of this transaction, the ABS Venture now holds a combined 14.35% interest in AB Acquisition, of which the Company holds a combined 9.8% ownership interest and Colony holds a 4.3% ownership interest. Richard B. Saltzman, a member of the Board of Directors of the Company, is the chief executive officer, president and a director of Colony Capital, Inc. (see Footnote 8).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

19.	Commitments and Contingencies:

Operations

The Company and its subsidiaries are primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2114. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels and percentage rents comprised 98% of total revenues from rental property for each of the three years ended December 31, 2015, 2014 and 2013.

The future minimum revenues from rental property under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2016, $825.8; 2017, $741.4; 2018, $636.7; 2019, $541.5; 2020, $446.2 and thereafter; $1,955.2.

Base rental revenues from rental property are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis before allowances for the years ended December 31, 2015, 2014 and 2013 was $14.8 million, $8.4 million and $4.8 million, respectively.

Minimum rental payments to be made by the Company under the terms of all non-cancelable operating leases pertaining to the Company’s shopping center portfolio for future years are as follows (in millions): 2016, $12.7; 2017, $12.3; 2018, $12.0; 2019, $11.2; 2020, $10.7 and thereafter, $193.6.

Guarantees

On a select basis, the Company had provided guarantees on interest bearing debt held within real estate joint ventures. The Company had the following outstanding guarantees as of December 31, 2015 (amounts in millions):

Name of Joint Venture	Amount of Guarantee	Interest rate	Maturity, with extensions	Terms	Type of debt
Anthem K-12, LP (4 property loans)	$31.2	Various (1)	Various (1)	Jointly and severally with partner	Promissory note

(1)	As of December 31, 2015, the interest rates range from 3.62% to 4.97% and maturity dates with extensions range from July 2016 to August 2022.

The Company evaluated these guarantees in connection with the provisions of the FASB’s Guarantees guidance and determined that the impact did not have a material effect on the Company’s financial position or results of operations.

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees for loans encumbering certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2015, these letters of credit aggregated $25.6 million.

Other

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2015, there were $25.4 million in performance and surety bonds outstanding.

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

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company as of December 31, 2015.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Company recognized expense associated with its equity awards of $18.5 million, $17.9 million and $18.9 million, for the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015, the Company had $28.0 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of 3.6 years. The Company had 9,095,416, 9,251,021 and 8,049,534, shares of the Company’s common stock available for issuance under the Plan at December 31, 2015, 2014 and 2013, respectively.

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing formula.  The assumption for expected volatility has a significant effect on the grant date fair value.  Volatility is determined based on the historical equity of common stock for the most recent historical period equal to the expected term of the options plus an implied volatility measure.  The expected term is determined using the simplified method due to the lack of exercise and cancelation history for the current vesting terms.  During 2015 and 2014, the Company did not grant any stock options. The more significant assumptions underlying the determination of fair values for options granted during the year ended December 31, 2013 were as follows:

2013
Weighted average fair value of options granted	$5.04
Weighted average risk-free interest rates	1.46%
Weighted average expected option lives (in years)	6.25
Weighted average expected volatility	35.95%
Weighted average expected dividend yield	3.85%

Information with respect to stock options under the Plan for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2013	16,557,997	$28.42	$14.9
Exercised	(1,636,300)	$23.15
Granted	1,354,250	$21.55
Forfeited	(901,802)	$31.38
Options outstanding, December 31, 2013	15,374,145	$28.79	$13.1
Exercised	(1,474,432)	$16.19
Forfeited	(2,005,952)	$28.68
Options outstanding, December 31, 2014	11,893,761	$30.23	$29.8
Exercised	(1,019,240)	$18.36
Forfeited	(1,862,080)	$32.55
Options outstanding, December 31, 2015	9,012,441	$31.09	$27.4
Options exercisable (fully vested) -
December 31, 2013	12,039,439	$31.24	$8.2
December 31, 2014	10,159,570	$31.96	$19.9
December 31, 2015	7,617,882	$32.90	$20.0

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The exercise prices for options outstanding as of December 31, 2015, range from $11.54 to $53.14 per share. The Company estimates forfeitures based on historical data. The weighted-average remaining contractual life for options outstanding as of December 31, 2015 was 3.2 years. The weighted-average remaining contractual term of options currently exercisable as of December 31, 2015, was 2.8 years. The weighted-average remaining contractual term of options expected to vest as of December 31, 2015, was 6.8 years. As of December 31, 2015, the Company had 756,441 options expected to vest, with a weighted-average exercise price per share of $20.62 and an aggregate intrinsic value of $4.6 million.

Cash received from options exercised under the Plan was $18.7 million, $23.9 million and $30.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of options exercised during 2015, 2014 and 2013, was $7.4 million, $9.4 million, and $7.6 million, respectively.

Restricted Stock and Performance Shares

As of December 31, 2015, 2014 and 2013, the Company had restricted stock outstanding of 1,712,534, 1,911,145 and 1,591,082, respectively. These restricted shares have the same voting rights as the Company’s common stock and are entitled to a cash dividend per share equal to the Company’s common dividend which is taxable as ordinary income to the holder. The dividends paid on restricted shares were $1.8 million, $1.5 million, and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted-average grant date fair value for restricted stock issued during the years ended December 31, 2015, 2014 and 2013 were $25.98, $21.60 and $21.58, respectively. Information with respect to restricted stock under the Plan for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013

Restricted stock outstanding as of January 1,	1,911,145	1,591,082	1,562,912
Granted	729,160	804,465	549,263
Vested	(875,202)	(418,309)	(430,378)
Forfeited	(52,569)	(66,093)	(90,715)
Restricted stock outstanding as of December 31,	1,712,534	1,911,145	1,591,082

As of December 31, 2015, 2014 and 2013, the Company had performance share awards outstanding of 202,754, 171,400 and 185,200, respectively. The weighted-average grant date fair value for performance shares issued during the years ended December 31, 2015, 2014 and 2013 were $27.87, $22.65 and $24.78, respectively. The more significant assumptions underlying the determination of fair values for these awards granted during 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Stock price	$26.83	$21.49	$21.54
Dividend yield (1)	0%	0%	0%
Risk-free rate	0.98%	0.65%	0.14%
Volatility	16.81%	25.93%	16.90%
Term of the award (years)	1.88, 2.88	0.88, 1.88, 2.88	0.88

(1)	Total Shareholder Returns, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.

Other

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation (capped at $170,000 per the plan), is fully vested and funded as of December 31, 2015. The Company’s contributions to the plan were $2.1 million, $2.2 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company recognized severance costs associated with employee terminations during the years ended December 31, 2015, 2014 and 2013 of $4.8 million, $6.3 million and $4.3 million, respectively.

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

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015 (Estimated)	2014 (Actual)	2013 (Actual)
GAAP net income attributable to the Company	$894,115	$424,001	$236,281
Less: GAAP net income of taxable REIT subsidiaries	(11,727)	(13,110)	(5,950)
GAAP net income from REIT operations (a)	882,388	410,891	230,331
Net book depreciation in excess of tax depreciation	12,861	24,890	32,906
Capitalized leasing/legal commissions	(10,000)	(13,576)	-
Deferred/prepaid/above and below market rents, net	(33,006)	(17,967)	(11,985)
Fair market value debt amortization	(21,956)	(6,236)	(3,510)
Restricted stock	(3,094)	(1,078)	(2,247)
Book/tax differences from non-qualified stock options	(4,786)	(5,144)	(255)
Book/tax differences from investments in real estate joint ventures	27,462	8,614	(11,928)
Book/tax difference on sale of property	(118,287)	(146,173)	36,896
Foreign income tax from capital gains	2,759	-	(31,130)
Cumulative foreign currency translation adjustment & deferred tax adjustment	20,851	139,976	5,095
Book adjustment to property carrying values and marketable equity securities	7,861	62,817	22,811
Taxable currency exchange loss, net	(44,938)	(100,602)	(25,958)
Tangible property regulations deduction (b)	(130,000)	-	-
Dividends from taxable REIT subsidiaries	65	67,590	2,980
GAAP change in control gain	(149,407)	(107,235)	9,147
Other book/tax differences, net	15,262	(16,100)	(3,262)
Adjusted REIT taxable income	$454,035	$300,667	$249,891

Certain amounts in the prior periods have been reclassified to conform to the current year presentation, in the table above.

(a)	All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to noncontrolling interest and taxable REIT subsidiaries.

(b)	In September 2013, the Internal Revenue Service released final Regulations governing when taxpayers like the Company must capitalize and depreciate costs for acquiring, maintaining, repairing and replacing tangible property and when taxpayers can deduct such costs. These Regulations permitted the Company to deduct certain types of expenditures that were previously required to be capitalized. The Regulations also allowed the Company to make a one-time election to immediately deduct certain amounts that were capitalized in previous years that are not required to be capitalized under the new Regulations. The Company elected to take its one-time allowable deduction in 2015, which totaled approximately $85.9 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Characterization of Distributions:

The following characterizes distributions paid for tax purposes for the years ended December 31, 2015, 2014 and 2013, (in thousands):

	2015		2014		2013
Preferred H Dividends
Ordinary income	$-	-	$6,762	56%	$8,694	72%
Capital gain	13,417	100%	5,313	44%	3,381	28%
	$13,417	100%	$12,075	100%	$12,075	100%
Preferred I Dividends
Ordinary income	$-	-	$13,440	56%	$17,280	72%
Capital gain	24,000	100%	10,560	44%	6,720	28%
	$24,000	100%	$24,000	100%	$24,000	100%
Preferred J Dividends
Ordinary income	$-	-	$6,930	56%	$8,910	72%
Capital gain	12,375	100%	5,445	44%	3,465	28%
	$12,375	100%	$12,375	100%	$12,375	100%
Preferred K Dividends
Ordinary income	$-	-	$5,513	56%	$6,064	72%
Capital gain	9,844	100%	4,331	44%	2,358	28%
	$9,844	100%	$9,844	100%	$8,422	100%
Common Dividends
Ordinary income	$-	-	$132,498	36%	$157,393	46%
Capital Gain	394,400	100%	103,054	28%	61,588	18%
Return of capital	-	-	132,498	36%	123,177	36%
	$394,400	100%	$368,050	100%	$342,158	100%
Total dividends distributed for tax purposes	$454,036		$426,344		$399,030

For the years ended December 31, 2015, 2014 and 2013 cash dividends paid for tax purposes were equivalent or in excess of the dividends paid deduction.

Taxable REIT Subsidiaries (“TRS”) and Taxable Entities:

The Company is subject to federal, state and local income taxes on income reported through its TRS activities, which include wholly-owned subsidiaries of the Company. The Company’s TRS consists of Kimco Realty Services ("KRS"), which due to a merger on April 1, 2013 includes FNC Realty Corporation (“FNC”), Kimco Insurance Company (“KIC”), (collectively, the taxable entity “KRS Consolidated”) and the consolidated entity, Blue Ridge Real Estate Company/Big Boulder Corporation.  On April 2, 2013, the Company contributed its interest in FNC to KRS and KRS acquired all of the outstanding stock of FNC in a reverse cash merger. The Company is also subject to local non-U.S. taxes on certain investments located outside the U.S.

The Company is subject to taxes on its activities in Canada, Puerto Rico, Mexico, and Chile.  In general, under local country law applicable to the structures the Company has in place and applicable treaties, the repatriation of cash to the Company from its subsidiaries and joint ventures in Canada, Puerto Rico and Mexico generally are not subject to withholding tax. The Company is subject to withholding taxes in Chile on sale transactions. As a result, the Company will incur a withholding tax on the repatriation of sale proceeds associated with the sale of the Company’s remaining property in Chile. The Company has determined this withholding tax to be $0.5 million. The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiary. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s pre-tax book income/(loss) and (provision)/benefit for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2015, 2014 and 2013, are summarized as follows (in thousands):

	2015	2014	2013
Income/(loss) before income taxes – U.S.	$23,729	$22,176	$(4,849)
(Provision)/benefit for income taxes, net:
Federal :
Current	(638)	(522)	(1,647)
Deferred	(7,355)	(7,156)	9,725
Federal tax (provision)/benefit	(7,993)	(7,678)	8,078
State and local:
Current	(2,535)	(165)	1,159
Deferred	(1,474)	(1,223)	1,562
State tax (provision)/benefit	(4,009)	(1,388)	2,721
Total tax (provision)/benefit – U.S.	(12,002)	(9,066)	10,799
Net income from U.S. taxable REIT subsidiaries	$11,727	$13,110	$5,950

Income before taxes – Non-U.S.	$381,999	$116,184	$188,215
(Provision)/benefit for Non-U.S. income taxes:
Current (1)	$(58,365)	$(18,131)	$(30,102)
Deferred	4,331	(6,749)	2,045
Non-U.S. tax provision	$(54,034)	$(24,880)	$(28,057)

(1)	Includes $53.5 million in expense related to the sale of interest in 32 properties located in Canada.

The Company’s deferred tax assets and liabilities at December 31, 2015 and 2014, were as follows (in thousands):

	2015	2014
Deferred tax assets:
Tax/GAAP basis differences	$49,601	$68,702
Net operating losses (1)	40,100	51,142
Related party deferred losses	1,549	3,843
Tax credit carryforwards	5,304	3,899
Capital loss carryforwards	4,593	3,995
Charitable contribution carryforwards	22	11
Non-U.S. tax/GAAP basis differences	4,555	10,566
Valuation allowance – U.S.	(25,045)	(25,045)
Valuation allowance – Non-U.S.	(2,860)	(9,257)
Total deferred tax assets	77,819	107,856
Deferred tax liabilities – U.S.	(19,326)	(25,503)
Deferred tax liabilities – Non-U.S.	(3,493)	(6,812)
Net deferred tax assets	$55,000	$75,541

(1)	Expiration dates ranging from 2021 to 2033

As of December 31, 2015, the Company had net deferred tax assets of $55.0 million comprised of (i) $49.6 million of deferred tax assets and $19.3 million of deferred tax liabilities relating to the difference between the basis of accounting for federal and state income tax reporting and GAAP reporting for real estate assets, joint ventures, and other investments, (ii) $15.1 million for the tax effect of net operating loss carryovers, net of a valuation allowance within FNC of $25.0 million, (iii) $1.5 million for losses deferred for federal and state income tax purposes for transactions with related parties, (iv) $5.3 million for tax credit carryovers and (v) $4.6 million for capital loss carryovers, partially offset by (vi) $1.8 million of net deferred tax liabilities related to its investments in Canada and Mexico. General business tax credit carryovers of $2.5 million within KRS expire during taxable years from 2027 through 2034, and alternative minimum tax credit carryovers of $2.8 million do not expire.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2015 and 2014. Operating losses and the valuation allowance are related primarily to the Company’s consolidation of its taxable REIT subsidiaries for accounting and reporting purposes. For the year ended December 31, 2015, KRS Consolidated produced $31.9 million of taxable income and utilized $31.9 million of its $70.3 million of available net operating loss carryovers. For the year ended December 31, 2014, KRS Consolidated produced $49.3 million of taxable income and utilized $49.3 million of its $119.6 million of available net operating loss carryovers.

During 2013, the Company determined that a reduction of $8.7 million of the valuation allowance against FNC’s deferred tax assets was deemed appropriate based on expected future taxable income. At December 31, 2015, the Company maintained a valuation allowance of $25.0 million to reduce the deferred tax asset of $40.1 million related to KRS Consolidated’s net operating loss carryovers to the amount the Company determined is more likely than not realizable. The Company analyzed projected taxable income and the expected utilization of the remaining net operating loss carryovers and determined a partial valuation allowance was appropriate.

As of December 31, 2015, the Company determined that no valuation allowance was needed against the remaining $41.2 million net deferred tax asset within KRS Consolidated. The Company based its determination on an analysis of both positive and negative evidence using its judgment as to the relative weight of each. The Company believes, when evaluating KRS Consolidated’s deferred tax assets, special consideration should be given to the unique relationship between the Company as a REIT and KRS as a taxable REIT subsidiary. This relationship exists primarily to protect the REIT’s qualification under the Code by permitting, within certain limits, the REIT to engage in certain business activities in which the REIT cannot directly participate. As such, the REIT controls which and when investments are held in, or distributed or sold from, KRS. This relationship distinguishes a REIT and taxable REIT subsidiary from an enterprise that operates as a single, consolidated corporate taxpayer. The Company will continue through this structure to operate certain business activities in KRS.

The Company’s analysis of KRS Consolidated’s ability to utilize its deferred tax assets also includes an estimate of future projected income. The projection of pre-tax book income and taxable income will generate sufficient taxable income to absorb a reversal of the Company’s deductible temporary differences, including net operating loss carryovers. Based on this analysis, the Company concluded it is more likely than not that the net deferred tax assets (excluding net deferred tax assets of FNC discussed above) will be realized and therefore, no valuation allowance is needed at December 31, 2015. If future income projections do not occur as forecasted or the Company incurs additional impairment losses in excess of the amount earnings can absorb, the Company will reconsider the need for a valuation allowance.

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

Provision/(benefit) differ from the amounts computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

	2015	2014	2013
Federal provision/(benefit) at statutory tax rate (35%)	$8,304	$7,762	$(1,697)
State and local provision/(benefit), net of federal benefit	3,698	1,304	(205)
Acquisition of FNC	-	-	(9,126)
Other	-	-	229
Total tax provision/(benefit) – U.S.	$12,002	$9,066	$(10,799)

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Resolutions of these audits are not expected to have a material effect on the Company’s financial statements. The Company has unrecognized tax benefits reported as deferred tax assets and are available to settle adjustments made with respect to the Company’s uncertain tax positions in Canada. The Company reduced its reserve for uncertain tax positions associated with its Canadian operations and reduced its deferred tax assets in accordance with ASU 2013-11. The Company does not believe that the total amount of unrecognized tax benefits as of December 31, 2015, will significantly increase or decrease within the next 12 months. As of December 31, 2015, the Company’s Canadian uncertain tax positions, which reduce its deferred tax assets, aggregated $5.1 million.

The liability for uncertain tax benefits principally consists of estimated foreign, federal and state income tax liabilities in years for which the statute of limitations is open. Open years range from 2009 through 2015 and vary by jurisdiction and issue. The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Balance, beginning of year	$4,649	$4,590
Increases for tax positions related to current year	1,084	59
Reductions due to lapsed statute of limitations	(1,470)	-
Balance, end of year	$4,263	$4,649

22.	Accumulated Other Comprehensive Income

The following table displays the change in the components of AOCI for the year ended December 31, 2015 and 2014:

	Foreign Currency Translation Adjustments		Unrealized Gains on Available-for- Sale Investments		Unrealized Gain/(Loss) on Interest Rate Swaps	Total
Balance as of January 1, 2015	$329		$46,197		$(1,404)	$45,122
Other comprehensive income before reclassifications	(12,493)		(5,946)		(22)	(18,461)
Amounts reclassified from AOCI	18,780	(1)	(39,853	) (2)	-	(21,073)
Net current-period other comprehensive income	6,287		(45,799)		(22)	(39,534)
Balance as of December 31, 2015	$6,616		$398		$(1,426)	$5,588

(1)

During 2015, the Company recognized a cumulative foreign currency translation loss as a result of the liquidation of the Company’s investment in Chile. Amounts were reclassified on the Company’s Consolidated Statements of Income as follows (i) $19.6 million of loss was reclassified to Gain on sale of operating properties, net of tax, offset by (ii) $0.8 million of gain was reclassified to Equity in income of joint ventures, net.

(2)	Amounts reclassified to Interest, dividends and other investment income on the Company’s Consolidated Statements of Income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Unrealized Gain/(Loss) on Interest Rate Swaps	Total
Balance as of January 1, 2014	$(90,977)	$25,995	$-	$(64,982)
Other comprehensive income before reclassifications	(43,045)	20,202	(1,404)	(24,247)
Amounts reclassified from AOCI	134,351 (1)	-	-	134,351
Net current-period other comprehensive income	91,306	20,202	(1,404)	110,104
Balance as of December 31, 2014	$329	$46,197	$(1,404)	$45,122

(1)	During 2014, the Company recognized a cumulative foreign currency translation loss as a result of the substantial liquidation of the Company’s investment in Mexico and Peru. Amounts were reclassified on the Company’s Consolidated Statements of Income as follows (i) $92.9 million of loss was reclassified to Impairment/loss on operating properties sold, net of tax, within Discontinued operations (ii) $47.3 million of loss was reclassified to Equity in income of joint ventures, net and (iii) $5.8 million of a loss was reclassified to Net income attributable to noncontrolling interest.

At December 31, 2015, the Company had a net $6.6 million, of unrealized cumulative foreign currency translation adjustment (“CTA”) gains relating to its foreign entity investments in Canada. CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2015, the Company began selling properties within its Canadian portfolio and as such, the Company may, in the near term, substantially liquidate its remaining investment in Canada, which will require the then unrealized gain on foreign currency translation to be recognized as a benefit to earnings.

23.	Supplemental Financial Information:

The following represents the results of income, expressed in thousands except per share amounts, for each quarter during the years 2015 and 2014:

	2015 (Unaudited)
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Revenues from rental properties	$275,506	$289,080	$283,387	$296,501
Net income attributable to the Company	$310,342	$127,000	$77,572	$379,201

Net income per common share:
Basic	$0.72	$0.27	$0.15	$0.87
Diluted	$0.71	$0.27	$0.15	$0.87

	2014 (Unaudited)
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Revenues from rental properties (1)	$219,152	$237,432	$246,555	$255,749
Net income attributable to the Company	$87,000	$89,512	$194,708	$52,781

Net income per common share:
Basic	$0.18	$0.18	$0.44	$0.09
Diluted	$0.18	$0.18	$0.44	$0.09

(1)

All periods have been adjusted to reflect the impact of operating properties sold during 2014, which are reflected in the caption Discontinued operations on the accompanying Consolidated Statements of Income. Upon the adoption of ASU 2014-08 on January 1, 2015, individual property dispositions will no longer qualify as a discontinued operation under the new guidance.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In the fourth quarter of 2015, the Company changed the classification within the Company’s cash flow statement for certain transactions that occurred in the three months ended March 31, 2015 involving the sale of equity interests in entities owning real estate. The Company believes the new classification is a more meaningful reflection of these transactions and changed the Company’s cash flow from the initially reported amounts to reduce Distributions from joint ventures and other real estate investments within its cash flow from operating activities and increase Distributions from liquidation of real estate joint ventures within its cash flow from investing activities by $54.6 million for each of the three, six and nine months ended March 31, 2015, June 30, 2015 and September 30, 2015, respectively. This change of $54.6 million for the three, six and nine months ended during 2015 will be reclassified in connection with the Company’s filings on Form 10-Q during 2016 for purposes of reflecting comparative periods.

24.	Captive Insurance Company:

In October 2007, the Company formed a wholly-owned captive insurance company, KIC, which provides general liability insurance coverage for all losses below the deductible under the Company’s third-party liability insurance policy. The Company created KIC as part of its overall risk management program and to stabilize its insurance costs, manage exposure and recoup expenses through the functions of the captive program. The Company capitalized KIC in accordance with the applicable regulatory requirements. KIC established annual premiums based on projections derived from the past loss experience of the Company’s properties. KIC has engaged an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to KIC may be adjusted based on this estimate. Like premiums paid to third-party insurance companies, premiums paid to KIC may be reimbursed by tenants pursuant to specific lease terms.

KIC assumes occurrence basis general liability coverage for the Company and its affiliates under the terms of a reinsurance agreement entered into by KIC and the reinsurance provider.

From October 1, 2007 through October 1, 2016, KIC assumes 100% of the first $250,000 per occurrence risk layer. This coverage is subject to annual aggregates ranging between $7.8 million and $10.7 million per policy year. The annual aggregate is adjustable based on the amount of audited square footage of the insureds’ locations and can be adjusted for subsequent program years. Defense costs erode the stated policy limits. KIC is required to pay the reinsurance provider for unallocated loss adjustment expenses an amount ranging between 9.5% and 12.2% of incurred losses for the policy periods ending October 1, 2008 through October 1, 2016. These amounts do not erode the Company’s per occurrence or aggregate limits.

As of December 31, 2015 and 2014, the Company maintained a letter of credit in the amount of $23.0 million and $22.0 million, respectively, issued in favor of the reinsurance provider to provide security for the Company’s obligations under its agreement with the reinsurance provider. The letter of credit maintained as of December 31, 2015, has an expiration date of February 15, 2017, with automatic renewals for one year.

Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2015 and

2014, is summarized as follows (in thousands):

	2015	2014
Balance at the beginning of the year	$18,078	$17,602
Incurred related to:
Current year	7,469	7,281
Prior years	652	(1,671)
Total incurred	8,121	5,610
Paid related to:
Current year	(1,214)	(1,497)
Prior years	(4,939)	(3,637)
Total paid	(6,153)	(5,134)
Balance at the end of the year	$20,046	$18,078

For the years ended December 31, 2015 and 2014, the changes in estimates in insured events in the prior years, incurred losses and loss adjustment expenses resulted in an increase of $0.7 million and a decrease $1.7 million, respectively, which was primarily due to continued regular favorable loss development on the general liability coverage assumed.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

25.	Pro Forma Financial Information (Unaudited):

As discussed in Notes 3, 4 and 5, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2015. The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the years ended December 31, 2015 and 2014, adjusted to give effect to these transactions at the beginning of 2014 and 2013, respectively.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been had the transactions occurred at the beginning of 2014, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures.)

	Year ended December 31,
	2015	2014
Revenues from rental properties	$1,141.6	$1,150.2
Net income	$594.4	$344.4
Net income available to the Company’s common shareholders	$525.5	$280.8
Net income attributable to the Company’s common shareholders per common share:
Basic	$1.27	$0.68
Diluted	$1.26	$0.67

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2015
Allowance for uncollectable accounts	$10,368	$7,333	$-	$(3,783)	$13,918
Allowance for deferred tax asset	$34,302	$-	$(6,397)	$-	$27,905

Year Ended December 31, 2014
Allowance for uncollectable accounts	$10,771	$3,886	$-	$(4,289)	$10,368
Allowance for deferred tax asset	$63,712	$-	$(29,410)	$-	$34,302

Year Ended December 31, 2013
Allowance for uncollectable accounts	$16,402	$3,521	$-	$(9,152)	$10,771
Allowance for deferred tax asset	$71,912	$-	$(8,200)	$-	$63,712

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

	INITIAL COST							TOTAL COST,
		BUILDING &	SUBSEQUENT TO		BUILDING &		ACCUMULATED	NET OF ACCUMULATED		DATE OF ACQUISITION	DATE OF CONSTRUCTION
	LAND	IMPROVEMENT	ACQUISITION	LAND	IMPROVEMENT	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	(A)	(C)
KEY BANK BUILDING	1,500,000	40,486,755	-	1,500,000	40,486,755	41,986,755	17,426,239	24,560,516	-	2006
THE GROVE	18,951,763	6,403,809	28,693,367	15,575,865	38,473,074	54,048,939	5,701,359	48,347,580	-		2007
CHANDLER AUTO MALLS	9,318,595	-	(8,299,980)	972,382	46,233	1,018,615	4,510	1,014,105	-		2004
EL MIRAGE	6,786,441	503,987	130,064	6,786,441	634,051	7,420,492	59,438	7,361,054	-		2008
TALAVI TOWN CENTER	8,046,677	17,291,542	3,799	8,046,677	17,295,341	25,342,018	9,941,986	15,400,032	-	2007
MESA PAVILIONS NORTH	6,060,018	35,955,005	510,737	6,060,018	36,465,741	42,525,759	7,547,112	34,978,647	-	2009
MESA RIVERVIEW	15,000,000	-	138,318,768	307,992	153,010,776	153,318,768	43,732,712	109,586,056	-		2005
MESA PAVILLIONS - SOUTH	-	148,508	148,160	-	296,668	296,668	108,869	187,799	-	2011
METRO SQUARE	4,101,017	16,410,632	1,166,725	4,101,017	17,577,356	21,678,373	7,893,765	13,784,608	-	1998
HAYDEN PLAZA NORTH	2,015,726	4,126,509	5,021,774	2,015,726	9,148,283	11,164,009	3,783,112	7,380,897	-	1998
PLAZA DEL SOL	5,324,501	21,269,943	1,872,367	4,577,869	23,888,941	28,466,810	7,632,654	20,834,156	-	1998
PLAZA @ MOUNTAINSIDE	2,450,341	9,802,046	1,597,558	2,450,341	11,399,604	13,849,945	5,340,946	8,508,999	-	1997
PINACLE PEAK- N. CANYON RANCH	1,228,000	8,774,694	41,458	1,228,000	8,816,152	10,044,152	2,663,503	7,380,649	585,954	2009
VILLAGE CROSSROADS	5,662,554	24,981,223	622,911	5,662,554	25,604,133	31,266,687	3,587,674	27,679,013	-	2011
NORTH VALLEY	6,861,564	18,200,901	5,870,198	3,861,272	27,071,391	30,932,663	3,587,037	27,345,626	-	2011
CHRISTOWN SPECTRUM MALL	33,831,348	91,004,070	-	33,831,348	91,004,070	124,835,418	256,808	124,578,610	65,928,239	2015
ASANTE RETAIL CENTER	8,702,635	3,405,683	2,865,559	11,039,472	3,934,405	14,973,877	343,277	14,630,600	-		2004
SURPRISE SPECTRUM	4,138,760	94,572	1,035	4,138,760	95,607	4,234,367	9,207	4,225,160	-		2008
BELL CAMINO CENTER	2,427,465	6,439,065	209,620	2,427,465	6,648,685	9,076,150	1,477,827	7,598,323	-	2012
COLLEGE PARK SHOPPING CENTER	3,276,951	7,741,323	856,801	3,276,951	8,598,123	11,875,074	1,555,259	10,319,815	-	2011
COSTCO PLAZA - 541	4,995,639	19,982,557	441,127	4,995,639	20,423,684	25,419,323	9,360,618	16,058,705	-	1998
LAKEWOOD PLAZA	1,294,176	3,669,266	(224,220)	-	4,739,223	4,739,223	745,384	3,993,839	-	2014
MADISON PLAZA	5,874,396	23,476,190	2,079,411	5,874,396	25,555,602	31,429,998	11,081,735	20,348,263	-	1998
BROADWAY PLAZA - 544	6,460,743	25,863,153	11,853,666	6,460,743	37,716,819	44,177,562	14,896,221	29,281,341	-	1998
CORONA HILLS PLAZA	13,360,965	53,373,453	7,229,824	13,360,965	60,603,277	73,964,242	28,056,779	45,907,463	-	1998
280 METRO CENTER	38,734,566	94,903,403	-	38,734,566	94,903,403	133,637,969	4,688,285	128,949,684	-	2015
LABAND VILLAGE SHOPPING CENTER	5,600,000	13,289,347	134,300	5,607,237	13,416,410	19,023,647	6,708,075	12,315,572	8,237,726	2008
CUPERTINO VILLAGE	19,886,099	46,534,919	20,643,400	19,886,099	67,178,319	87,064,418	17,743,068	69,321,350	-	2006
NORTH COUNTY PLAZA	10,205,305	28,934,219	(1,646,635)	20,894,811	16,598,077	37,492,888	1,542,097	35,950,791	30,430,792	2014
CHICO CROSSROADS	9,975,810	30,534,524	1,246,711	9,987,652	31,769,393	41,757,045	8,099,103	33,657,942	23,443,836	2008
CHICO EAST & ESPLANADE(RALEYS)	2,508,716	12,886,184	-	2,508,716	12,886,184	15,394,900	328,791	15,066,109	4,419,464	2015
CORONA HILLS MARKETPLACE	9,727,446	24,778,390	323,628	9,727,446	25,102,018	34,829,464	7,720,986	27,108,478	-	2007
RIVER PARK CROSSING	4,324,000	18,018,653	1,136,480	4,324,000	19,155,133	23,479,133	3,411,909	20,067,224	-	2009
GOLD COUNTRY CENTER	3,272,212	7,864,878	37,687	3,278,290	7,896,487	11,174,777	3,113,909	8,060,868	6,600,093	2008
LA MIRADA THEATRE CENTER	8,816,741	35,259,965	(5,766,341)	6,888,680	31,421,685	38,310,365	13,730,806	24,579,559	-	1998
KENNETH HAHN PLAZA	4,114,863	7,660,855	676,127	4,114,863	8,336,982	12,451,845	2,868,104	9,583,741	-	2010
LA VERNE TOWN CENTER	8,414,328	23,856,418	10,635,222	16,362,169	26,543,799	42,905,968	1,493,869	41,412,099	18,690,640	2014
LINCOLN HILLS TOWN CENTER	8,228,587	26,127,322	-	8,228,587	26,127,322	34,355,909	1,261,026	33,094,883	25,049,353	2015
NOVATO FAIR S.C.	9,259,778	15,599,790	744,949	9,259,778	16,344,738	25,604,516	4,960,039	20,644,477	-	2009
SOUTH NAPA MARKET PLACE	1,100,000	22,159,086	20,285,700	23,120,071	20,424,715	43,544,786	8,967,173	34,577,613	-	2006
PLAZA DI NORTHRIDGE	12,900,000	40,574,842	399,562	12,900,000	40,974,404	53,874,404	13,732,207	40,142,197	-	2005
LINDA MAR SHPPING CENTER	16,548,592	37,521,194	591,076	16,548,592	38,112,270	54,660,862	3,392,187	51,268,675	-	2014
POWAY CITY CENTRE	5,854,585	13,792,470	7,895,515	7,247,814	20,294,756	27,542,570	7,593,780	19,948,790	-	2005
REDWOOD CITY PLAZA	2,552,000	6,215,168	2,100,877	2,552,000	8,316,045	10,868,045	774,412	10,093,633	-	2009
STANFORD RANCH	10,583,764	30,007,231	(1,855,541)	9,982,626	28,752,827	38,735,453	2,195,759	36,539,694	15,295,693	2014
TYLER STREET PLAZA	3,020,883	7,811,339	37,443	3,200,516	7,669,149	10,869,665	2,886,463	7,983,202	6,354,535	2008
CROCKER RANCH	7,526,146	24,877,611	-	7,526,146	24,877,611	32,403,757	739,116	31,664,641	12,000,168	2015
HOME DEPOT PLAZA	4,592,364	18,345,257	-	4,592,364	18,345,257	22,937,621	8,386,680	14,550,941	-	1998
SANTEE TROLLEY SQUARE	40,208,683	62,963,757	-	40,208,683	62,963,757	103,172,440	10,354,376	92,818,064	-	2015
SAN/DIEGO CARMEL MOUNTAIN	5,322,600	8,873,991	69,583	5,322,600	8,943,574	14,266,174	1,948,862	12,317,312	-	2009
FULTON MARKET PLACE	2,966,018	6,920,710	972,435	2,966,018	7,893,145	10,859,163	2,834,492	8,024,671	-	2005
MARIGOLD SHOPPING CENTER	15,300,000	25,563,978	4,038,988	15,300,000	29,602,966	44,902,966	14,140,378	30,762,588	-	2005
CANYON SQUARE PLAZA	2,648,112	13,876,095	858,771	2,648,112	14,734,866	17,382,978	1,894,041	15,488,937	13,952,772	2013
BLACK MOUNTAIN VILLAGE	4,678,015	11,913,344	582,074	4,678,015	12,495,418	17,173,433	3,951,199	13,222,234	-	2007
RANCHO PENASQUITOS TOWNE CTR I	14,851,595	20,342,165	-	14,851,595	20,342,165	35,193,760	858,703	34,335,057	14,869,903	2015
RANCHO PENASQUITOS TWN CTR. II	12,944,972	20,323,961	-	12,944,972	20,323,961	33,268,933	1,001,093	32,267,840	11,410,711	2015
CITY HEIGHTS	10,687,472	28,324,896	(883,561)	13,908,563	24,220,244	38,128,807	2,118,184	36,010,623	20,395,140	2012
TRUCKEE CROSSROADS	2,140,000	8,255,753	1,081,659	2,140,000	9,337,413	11,477,413	5,206,766	6,270,647	2,591,909	2006
GATEWAY AT DONNER PASS	4,515,688	8,318,667	-	4,515,688	8,318,667	12,834,355	534,914	12,299,441	3,067,029	2015
WESTLAKE SHOPPING CENTER	16,174,307	64,818,562	98,609,025	16,174,307	163,427,587	179,601,894	43,860,819	135,741,075	-	2002
LAKEWOOD VILLAGE	8,597,100	24,374,615	(1,538,267)	11,683,364	19,750,085	31,433,449	1,506,217	29,927,232	23,731,025	2014
SAVI RANCH	7,295,646	29,752,511	126,568	7,295,646	29,879,079	37,174,725	3,838,903	33,335,822	-	2012
VILLAGE ON THE PARK	2,194,463	8,885,987	7,503,509	3,018,391	15,565,568	18,583,959	5,466,342	13,117,617	-	1998
QUINCY PLACE S.C.	1,148,317	4,608,249	1,360,792	1,148,317	5,969,041	7,117,358	2,633,919	4,483,439	-	1998
EAST BANK S.C.	1,500,568	6,180,103	1,202,906	1,500,568	7,383,010	8,883,578	3,396,722	5,486,856	-	1998
NORTHRIDGE SHOPPING CENTER	4,932,690	16,496,175	1,476,812	8,934,385	13,971,293	22,905,678	1,238,469	21,667,209	-	2013
SPRING CREEK S.C.	1,423,260	5,718,813	(1,668,286)	635,380	4,838,407	5,473,787	3,374,566	2,099,221	-	1998
DENVER WEST 38TH STREET	161,167	646,983	-	161,167	646,983	808,150	297,205	510,945	-	1998
ENGLEWOOD PLAZA	805,837	3,232,650	331,595	805,837	3,564,246	4,370,083	1,684,060	2,686,023	-	1998
FORT COLLINS S.C.	1,253,497	7,625,278	1,599,608	1,253,497	9,224,886	10,478,383	3,412,203	7,066,180	-	2000
GREELEY COMMONS	3,313,095	20,069,559	90,416	3,313,095	20,159,975	23,473,070	3,036,496	20,436,574	-	2012
HIGHLANDS RANCH VILLAGE S.C.	8,135,427	21,579,936	(748,710)	5,337,081	23,629,572	28,966,653	3,007,200	25,959,453	-	2011
VILLAGE CENTER WEST	2,010,519	8,361,084	21,574	2,010,519	8,382,658	10,393,177	1,109,184	9,283,993	5,676,788	2011
HIGHLANDS RANCH II	3,514,837	11,755,916	27,969	3,514,837	11,783,885	15,298,722	1,612,323	13,686,399	-	2013
HIGHLANDS RANCH PARCEL	1,140,000	2,660,000	-	1,140,000	2,660,000	3,800,000	66,500	3,733,500	-	2014
HERITAGE WEST S.C.	1,526,576	6,124,074	954,221	1,526,576	7,078,295	8,604,871	3,094,645	5,510,226	-	1998
MARKET AT SOUTHPARK	9,782,769	20,779,522	140,874	9,782,769	20,920,396	30,703,165	3,237,746	27,465,419	-	2011
NEWTOWN S.C.	-	15,635,442	-	-	15,635,442	15,635,442	888,181	14,747,261	8,804,924	2014
WEST FARM SHOPPING CENTER	5,805,969	23,348,024	14,392,224	7,586,116	35,960,100	43,546,216	11,831,553	31,714,663	-	1998
HOME DEPOT PLAZA	7,704,968	30,797,640	4,059,063	7,704,968	34,856,703	42,561,671	12,575,395	29,986,276	-	1998
WILTON RIVER PARK SHOPPING CTR	7,154,585	27,509,279	(508,780)	7,154,584	27,000,500	34,155,084	2,846,690	31,308,394	-	2012
BRIGHT HORIZONS	1,211,748	4,610,610	9,499	1,211,748	4,620,109	5,831,857	529,685	5,302,172	-	2012
WILTON CAMPUS	10,168,872	31,893,016	257,033	10,168,872	32,150,049	42,318,921	5,738,590	36,580,331	-	2013
CAMDEN SQUARE	122,741	66,738	4,231,576	3,024,375	1,396,680	4,421,055	129,159	4,291,896	-	2003
PROMENADE AT CHRISTIANA	14,371,686	-	1,691,135	16,062,821	-	16,062,821	-	16,062,821	-		2014
BRANDYWINE COMMONS	-	36,057,487	-	-	36,057,487	36,057,487	2,274,699	33,782,788	-	2014
AUBURNDALE-sold 12/18/14	751,315	-	(751,215)	100	-	100	-	100	-	2009
CAMINO SQUARE	573,875	2,295,501	1,830,176	733,875	3,965,677	4,699,552	2,400,801	2,298,751	-	1992
BAYSHORE GARDENS	2,901,000	11,738,955	1,451,980	2,889,177	13,202,758	16,091,935	5,996,360	10,095,575	-	1998
BONITA GRANDE CROSSINGS	3,370,941	8,179,481	-	3,370,941	8,179,481	11,550,422	333,038	11,217,384	5,642,439	2015
HOLLYWOOD VIDEO BONITA GRANDE	341,958	771,935	-	341,958	771,935	1,113,893	32,844	1,081,049	-	2015
CORAL SQUARE PROMENADE	710,000	2,842,907	3,959,589	710,000	6,802,496	7,512,496	3,343,072	4,169,424	-	1994
MAPLEWOOD PLAZA	1,649,000	6,626,301	1,165,212	1,649,000	7,791,513	9,440,513	3,384,998	6,055,515	-	1997
CURLEW CROSSING SHOPPING CTR	5,315,955	12,529,467	2,078,972	5,315,955	14,608,440	19,924,395	4,961,218	14,963,177	-	2005
SHOPS AT SANTA BARBARA PHASE 1	743,463	5,373,994	-	743,463	5,373,994	6,117,457	227,525	5,889,932	-	2015
SHOPS AT SANTA BARBARA PHASE 2	331,692	2,488,832	-	331,692	2,488,832	2,820,524	95,903	2,724,621	-	2015
SHOPS AT SANTA BARBARA PHASE 3	329,726	2,358,700	-	329,726	2,358,700	2,688,426	126,543	2,561,883	-	2015
CORAL POINTE S.C.	2,411,608	20,507,735	-	2,411,608	20,507,735	22,919,343	791,837	22,127,506	-	2015
PUBLIX AT ADDISON	3,211,156	6,747,895	-	3,211,156	6,747,895	9,959,051	167,725	9,791,326	5,562,502	2015
ADDISON CENTER PROF.BUILDING	802,789	1,310,012	-	802,789	1,310,012	2,112,801	46,516	2,066,285	1,452,333	2015
SPORTS AUTHORITY PLAZA	491,676	1,440,000	4,707,519	1,007,882	5,631,314	6,639,196	2,812,752	3,826,444	-		1971
FT.LAUDERDALE/CYPRESS CREEK	14,258,760	28,042,390	2,178,040	14,258,760	30,220,430	44,479,190	8,379,964	36,099,226	-	2009
HOMESTEAD-WACHTEL LAND LEASE	150,000	-	-	150,000	-	150,000	-	150,000	-	2013
OAKWOOD BUSINESS CTR-BLDG 1	6,792,500	18,662,565	2,486,899	6,792,500	21,149,463	27,941,963	4,870,719	23,071,244	-	2009
AMELIA CONCOURSE	7,600,000	-	4,987,554	931,357	11,656,197	12,587,554	2,445,573	10,141,981	-		2003
KIMCO AVENUES WALK, LLC	26,984,546	-	50,559,349	33,225,306	44,318,590	77,543,896	-	77,543,896	-		2005
DUVAL STATION S.C.	1,807,792	11,863,692	-	1,807,792	11,863,692	13,671,484	416,443	13,255,041	-	2015
RIVERPLACE SHOPPING CTR.	7,503,282	31,011,027	1,373,365	7,200,050	32,687,624	39,887,674	7,892,114	31,995,560	-	2010
MERCHANTS WALK	2,580,816	10,366,090	6,465,013	2,580,816	16,831,103	19,411,919	6,394,625	13,017,294	-	2001
WAL-MART PLAZA	293,686	792,119	1,620,990	293,686	2,413,109	2,706,795	2,153,055	553,740	-		1968
LEESBURG SHOPS	-	171,636	193,651	-	365,287	365,287	320,692	44,595	-		1969
TRI-CITY PLAZA	2,832,296	11,329,185	11,059,182	2,832,296	22,388,367	25,220,663	2,599,334	22,621,329	-	1992
FT LAUDERDALE #1, FL	1,002,733	2,602,415	13,913,008	1,774,443	15,743,713	17,518,156	9,938,536	7,579,620	-		1974
LAKE WALES S.C.	601,052	-	-	601,052	-	601,052	-	601,052	-	2009
NASA PLAZA	-	1,754,000	2,661,134	-	4,415,134	4,415,134	3,242,895	1,172,239	-		1968
GROVE GATE S.C.	365,893	1,049,172	1,207,100	365,893	2,256,272	2,622,165	1,937,151	685,014	-		1968
CHEVRON OUTPARCEL	530,570	1,253,410	-	530,570	1,253,410	1,783,980	313,025	1,470,955	-	2010
IVES DAIRY CROSSING	732,914	4,080,460	11,094,798	732,914	15,175,259	15,908,173	8,818,429	7,089,744	5,802,141	1985
MILLER ROAD S.C.	1,138,082	4,552,327	4,551,616	1,138,082	9,103,943	10,242,025	5,651,286	4,590,739	-	1986
TRI-CITIES SHOPPING PLAZA	1,011,000	4,062,890	6,846,548	1,011,000	10,909,438	11,920,438	2,627,387	9,293,051	-	1997
KENDALE LAKES PLAZA	18,491,461	28,496,001	(2,252,321)	15,362,227	29,372,914	44,735,141	6,138,595	38,596,546	-	2009
PLANTATION CROSSING	7,524,800	-	(5,003,280)	2,008,617	512,903	2,521,520	41,217	2,480,303	-		2005
CENTRE OF MERRITT	1,806,275	9,592,435	-	1,806,275	9,592,435	11,398,710	298,121	11,100,589	-	2015
MILLER WEST PLAZA	6,725,660	10,661,419	-	6,725,660	10,661,419	17,387,079	383,477	17,003,602	-	2015
CORSICA SQUARE S.C.	7,225,100	10,757,386	-	7,225,100	10,757,386	17,982,486	453,567	17,528,919	11,182,229	2015
MILTON, FL	1,275,593	-	-	1,275,593	-	1,275,593	-	1,275,593	-	2007
FLAGLER PARK	26,162,980	80,737,041	4,262,293	26,725,480	84,436,835	111,162,315	19,556,905	91,605,410	23,900,184	2007
PARK HILL PLAZA	10,763,612	19,264,248	175,165	10,763,612	19,439,413	30,203,025	3,459,521	26,743,504	-	2011
WINN DIXIE-MIAMI	2,989,640	9,410,360	(51,872)	3,544,297	8,803,831	12,348,128	457,539	11,890,589	-	2013
MARATHON SHOPPING CENTER	2,412,929	8,069,450	822,577	1,514,731	9,790,226	11,304,957	748,015	10,556,942	-	2013
SODO S.C.	-	68,139,271	8,312,241	142,195	76,309,316	76,451,511	14,023,574	62,427,937	-	2008
RENAISSANCE CENTER	9,104,379	36,540,873	13,337,386	9,122,758	49,859,880	58,982,638	17,263,295	41,719,343	-	1998
MILLENIA PLAZA PHASE II	7,711,000	20,702,992	1,650,193	7,698,200	22,365,985	30,064,185	7,331,007	22,733,178	-	2009
RIVERSIDE LANDINGS S.C.	3,512,202	14,439,668	-	3,512,202	14,439,668	17,951,870	537,970	17,413,900	8,154,745	2015
GRAND OAKS VILLAGE	7,409,319	19,653,869	(416,404)	5,846,339	20,800,445	26,646,784	3,092,546	23,554,238	5,423,516	2011
LOWES S.C.	1,620,203	-	40,689	954,876	706,016	1,660,892	109,825	1,551,067	-	2007
POMPANO POINTE S.C.	10,516,500	11,563,057	530,900	10,516,500	12,093,957	22,610,457	254,299	22,356,158	-	2012
UNIVERSITY TOWN CENTER	5,515,265	13,041,400	301,988	5,515,265	13,343,389	18,858,654	1,908,590	16,950,064	-	2011
PALM BEACH GARDENS	2,764,953	11,059,812	660,429	2,764,953	11,720,241	14,485,194	1,327,435	13,157,759	-	2009
OAK TREE PLAZA	-	917,360	1,562,941	-	2,480,301	2,480,301	1,181,005	1,299,296	(0)		1968
TUTTLEBEE PLAZA	254,961	828,465	2,087,238	254,961	2,915,704	3,170,665	2,130,170	1,040,495	-	2008
SOUTH MIAMI S.C.	1,280,440	5,133,825	3,003,639	1,280,440	8,137,464	9,417,904	4,029,283	5,388,621	-	1995
CARROLLWOOD COMMONS	5,220,445	16,884,228	2,628,712	5,220,445	19,512,940	24,733,385	8,652,884	16,080,501	-	1997
VILLAGE COMMONS SHOPPING CENT.	2,192,331	8,774,158	2,781,462	2,192,331	11,555,619	13,747,950	5,155,632	8,592,318	-	1998
MISSION BELL SHOPPING CENTER	5,056,426	11,843,119	8,681,467	5,067,033	20,513,979	25,581,012	6,175,423	19,405,589	-	2004
VILLAGE COMMONS S.C.	2,026,423	5,106,476	3,452,470	2,026,423	8,558,946	10,585,369	1,534,990	9,050,379	-	2013
BELMART PLAZA	1,656,097	3,394,420	6,099,811	1,656,097	9,494,231	11,150,328	144,615	11,005,713	-	2014
AUGUSTA SQUARE	1,482,564	5,928,122	2,007,334	1,482,564	7,935,456	9,418,020	4,041,444	5,376,576	-	1995
MARKET AT HAYNES BRIDGE	4,880,659	21,549,424	986,458	4,889,863	22,526,677	27,416,540	5,857,320	21,559,220	15,030,391	2008
EMBRY VILLAGE	18,147,054	33,009,514	319,082	18,160,524	33,315,126	51,475,650	8,982,094	42,493,556	28,717,543	2008
RIVERWALK MARKETPLACE	3,512,202	18,862,571	-	3,512,202	18,862,571	22,374,773	476,024	21,898,749	12,723,474	2015
VILLAGE SHOPPES-FLOWERY BRANCH	4,444,148	10,510,657	134,625	4,444,148	10,645,281	15,089,429	1,946,931	13,142,498	-	2011
LAWRENCEVILLE MARKET	8,878,266	29,691,191	(475,660)	9,060,436	29,033,362	38,093,798	2,898,195	35,195,603	-	2013
FIVE FORKS CROSSING	2,363,848	7,906,257	372,465	2,363,848	8,278,722	10,642,570	1,197,767	9,444,803	-	2013
BRAELINN VILLAGE	7,314,719	20,738,792	845,048	6,342,926	22,555,634	28,898,560	1,169,625	27,728,935	-	2014
SAVANNAH CENTER	2,052,270	8,232,978	3,283,332	2,052,270	11,516,310	13,568,580	6,133,414	7,435,166	-	1993
CHATHAM PLAZA	13,390,238	35,115,882	1,781,076	13,403,262	36,883,934	50,287,196	11,629,300	38,657,896	27,514,100	2008
CLIVE PLAZA	500,525	2,002,101	-	500,525	2,002,101	2,502,626	1,022,441	1,480,185	-	1996
METRO CROSSING	3,013,647	-	42,618,237	2,514,916	43,116,968	45,631,884	4,836,832	40,795,052	-		2006
DUBUQUE CENTER	-	2,152,476	239,217	-	2,391,693	2,391,693	1,255,381	1,136,312	-	1997
TREASURE VALLEY	6,501,240	-	(36,234)	1,622,684	4,842,322	6,465,006	481,947	5,983,059	-		2005
BLOOMINGTON COMMONS	805,521	2,222,353	4,494,864	805,521	6,717,217	7,522,738	4,637,431	2,885,307	-		1972
87TH STREET CENTER	-	2,687,046	8,003,769	6,992,648	3,698,167	10,690,815	1,957,176	8,733,639	-	1997
ELSTON CHICAGO	1,010,374	5,692,212	498,828	1,010,374	6,191,040	7,201,414	2,596,267	4,605,147	-	1997
CRYSTAL LAKE SHOPPING CENTER	179,964	1,025,811	384,683	180,269	1,410,189	1,590,458	542,758	1,047,700	-	1998
DOWNERS PARK PLAZA	2,510,455	10,164,494	1,937,052	2,510,455	12,101,546	14,612,001	5,084,444	9,527,557	-	1999
DOWNERS PARK PLAZA	811,778	4,322,956	3,348,460	811,778	7,671,416	8,483,194	3,284,090	5,199,104	-	1997
TOWN & COUNTRY S.C.	842,555	2,108,674	2,622,682	500,927	5,072,984	5,573,911	3,206,055	2,367,856	-		1972
FOREST PARK MALL	-	2,335,884	154,213	-	2,490,097	2,490,097	2,396,767	93,330	-	1997
FAIRVIEW CITY CENTRE	-	11,866,880	13,912,814	1,900,000	23,879,694	25,779,694	1,319,621	24,460,073	-	1998
SHOPS AT KILDEER	5,259,542	28,141,501	2,217,275	5,259,542	30,358,776	35,618,318	3,346,573	32,271,745	31,241,846	2013
MOUNT PROSPECT CENTER	1,017,345	6,572,176	4,106,720	1,017,345	10,678,896	11,696,241	5,406,037	6,290,204	-	1997
MUNDELEIN SHOPPING CENTER	1,127,720	5,826,129	77,350	1,129,634	5,901,565	7,031,199	2,648,671	4,382,528	-	1998
NAPER WEST PLAZA	669,483	4,464,998	496,741	669,483	4,961,739	5,631,222	2,157,041	3,474,181	-	1997
MARKETPLACE OF OAKLAWN	-	678,668	55,143	-	733,811	733,811	697,095	36,716	-	1998
ORLAND PARK S.C.	476,972	2,764,775	(2,900,478)	66,126	275,143	341,269	122,715	218,554	-	1998
OAK LAWN CENTER	1,530,111	8,776,631	623,805	1,530,111	9,400,436	10,930,547	4,395,148	6,535,399	-	1997
22ND STREET PLAZA	1,527,188	8,679,108	3,866,357	1,527,188	12,545,465	14,072,653	5,272,525	8,800,128	-	1997
EVERGREEN SQUARE	-	5,081,290	2,403,560	-	7,484,850	7,484,850	7,474,693	10,157	-	1997
ROCKFORD CROSSINGS	4,575,990	11,654,022	(577,091)	4,583,005	11,069,915	15,652,920	3,016,087	12,636,833	(0)	2008
SKOKIE POINTE	-	2,276,360	9,487,442	2,628,440	9,135,363	11,763,803	3,438,267	8,325,536	-	1997
STREAMWOOD S.C.	181,962	1,057,740	216,585	181,962	1,274,324	1,456,286	542,863	913,423	-	1998
HAWTHORN HILLS SQUARE	6,783,928	33,033,624	3,989,780	6,783,928	37,023,403	43,807,331	4,793,366	39,013,965	19,830,676	2012
WOODGROVE FESTIVAL	5,049,149	20,822,993	10,645,526	6,415,914	30,101,754	36,517,668	11,959,681	24,557,987	-	1998
GREENWOOD S.C.	423,371	1,883,421	10,036,307	1,801,822	10,541,277	12,343,099	4,052,399	8,290,700	-		1970
HOME DEPOT CENTER	1,183,911	6,335,308	81,014	1,124,547	6,475,686	7,600,233	2,858,738	4,741,495	-	1998
SOUTH PARK S.C.	1,675,031	6,848,209	6,239,674	1,551,079	13,211,835	14,762,914	7,206,250	7,556,664	-	1993
CENTRE AT WESTBANK	9,554,230	24,401,082	1,070,226	9,329,880	25,695,658	35,025,538	7,736,081	27,289,457	18,491,896	2008
AMBASSADOR PLAZA	1,803,672	4,260,966	179,753	1,796,972	4,447,420	6,244,392	1,078,731	5,165,661	4,432,043	2010
BAYOU WALK	4,586,895	10,836,007	(4,296,452)	3,000,207	8,126,244	11,126,451	2,762,579	8,363,872	12,414,563	2010
EAST SIDE PLAZA	3,295,799	7,785,942	578,010	3,295,635	8,364,116	11,659,751	2,058,269	9,601,482	8,431,492	2010
ABINGTON PLAZA	10,457,183	494,652	-	10,457,183	494,652	10,951,835	55,893	10,895,942	4,517,663	2014
WASHINGTON ST.PLAZA	11,007,593	5,652,368	8,801,943	12,957,593	12,504,311	25,461,904	275,135	25,186,769	6,089,604	2014
MEMORIAL PLAZA	16,411,388	27,553,908	188,816	16,411,388	27,742,725	44,154,113	1,667,772	42,486,341	16,792,359	2014
MAIN ST. PLAZA	555,898	2,139,494	-	555,898	2,139,494	2,695,392	134,611	2,560,781	1,424,045	2014
MORRISSEY PLAZA	4,097,251	3,751,068	-	4,097,251	3,751,068	7,848,319	315,910	7,532,409	3,262,723	2014
GLENDALE SQUARE	4,698,891	7,141,090	114,080	4,698,891	7,255,170	11,954,061	677,665	11,276,396	5,814,437	2014
FALMOUTH PLAZA	2,361,071	13,065,817	215,450	2,361,071	13,281,267	15,642,338	974,455	14,667,883	8,182,104	2014
WAVERLY PLAZA	1,215,005	3,622,911	17,226	1,215,005	3,640,137	4,855,142	274,797	4,580,345	2,400,244	2014
CANNING PLAZA	1,153,921	3,467,368	-	1,153,921	3,467,368	4,621,289	278,664	4,342,625	2,258,343	2014
BARRINGTON PLAZA S.C.	642,170	2,547,830	7,315,207	751,124	9,754,083	10,505,207	4,674,200	5,831,007	-	1994
FESTIVAL OF HYANNIS S.C.	15,038,197	40,682,853	771,194	15,038,197	41,454,047	56,492,244	3,936,604	52,555,640	-	2014
FELLSWAY PLAZA	5,300,388	11,013,543	74,500	5,300,388	11,088,043	16,388,431	715,238	15,673,193	6,941,799	2014
DEL ALBA PLAZA	3,163,033	8,967,874	-	3,163,033	8,967,874	12,130,907	422,892	11,708,015	8,247,978	2014
NORTH QUINCY PLAZA	6,332,542	17,954,110	(812,077)	3,894,436	19,580,139	23,474,575	827,375	22,647,200	-	2014
ADAMS PLAZA	2,089,363	3,226,648	(364,692)	2,089,363	2,861,955	4,951,318	207,446	4,743,872	1,926,167	2014
BROADWAY PLAZA	6,485,065	343,422	-	6,485,065	343,422	6,828,487	42,138	6,786,349	2,955,989	2014
SHREWSBURY S.C.	1,284,168	5,284,853	5,423,162	1,284,168	10,708,015	11,992,183	3,945,408	8,046,775	-	2000
CENTER AT HOBBS BROOK	7,425,798	39,731,143	-	7,425,798	39,731,143	47,156,941	2,147,072	45,009,869	33,974,018	2015
VINNIN SQUARE PLAZA	5,545,425	16,324,060	(288,766)	5,545,425	16,035,294	21,580,719	1,322,608	20,258,111	9,500,340	2014
PARADISE PLAZA	4,183,038	12,194,885	442,545	4,183,038	12,637,430	16,820,468	980,604	15,839,864	9,181,314	2014
BELMONT PLAZA	11,104,983	848,844	-	11,104,983	848,844	11,953,827	70,152	11,883,675	5,424,453	2014
VINNIN SQUARE IN-LINE	582,228	2,094,560	(109,616)	582,228	1,984,944	2,567,172	131,803	2,435,369	-	2014
LINDEN PLAZA	4,628,215	3,535,431	420,530	4,628,215	3,955,961	8,584,176	330,912	8,253,264	3,631,586	2014
NORTH AVE. PLAZA	1,163,875	1,194,673	15,933	1,163,875	1,210,606	2,374,481	93,587	2,280,894	924,068	2014
WASHINGTON ST. S.C.	7,380,918	9,987,119	23,362	7,380,918	10,010,481	17,391,399	565,366	16,826,033	6,510,349	2014
MILL ST. PLAZA	4,195,024	6,203,410	180,796	4,195,024	6,384,206	10,579,230	544,750	10,034,480	4,257,037	2014
FULLERTON PLAZA	14,237,901	6,743,980	20,100	14,237,901	6,764,080	21,001,981	1,077,707	19,924,274	12,794,756	2014
GREENBRIER S.C.	8,891,468	30,304,760	8,905	8,891,468	30,313,665	39,205,133	2,061,489	37,143,644	12,902,205	2014
INGLESIDE S.C.	10,416,726	17,889,235	(186,501)	10,416,726	17,702,734	28,119,460	1,412,071	26,707,389	19,730,769	2014
ROLLING ROAD PLAZA	2,510,395	11,930,217	-	2,510,395	11,930,217	14,440,612	536,210	13,904,402	-	2015
SECURITY SQUARE SHOPPING CTR.	5,342,463	15,147,024	58,390	5,568,157	14,979,720	20,547,877	760,799	19,787,078	16,454,356	2014
WILKENS BELTWAY PLAZA	9,948,235	22,125,942	96,693	9,948,235	22,222,635	32,170,870	2,021,355	30,149,515	-	2014
YORK ROAD PLAZA	4,276,715	37,205,757	8,267	4,276,715	37,214,024	41,490,739	2,260,526	39,230,213	-	2014
PUTTY HILL PLAZA	4,192,152	11,112,111	377,315	4,192,152	11,489,426	15,681,578	1,585,093	14,096,485	-	2013
SNOWDEN SQUARE S.C.	1,929,402	4,557,934	5,155,349	3,326,422	8,316,263	11,642,685	770,360	10,872,325	-	2012
COLUMBIA CROSSING	3,612,550	34,344,509	-	3,612,550	34,344,509	37,957,059	1,126,244	36,830,815	14,622,529	2015
DORSEY'S SEARCH VILLAGE CENTER	6,321,963	27,996,087	-	6,321,963	27,996,087	34,318,050	884,345	33,433,705	14,311,914	2015
HICKORY RIDGE	7,183,646	26,947,776	-	7,183,646	26,947,776	34,131,422	1,112,364	33,019,058	18,744,809	2015
HICKORY RIDGE (SUNOCO)	543,197	2,122,234	-	543,197	2,122,234	2,665,431	83,601	2,581,830	-	2015
KINGS CONTRIVANCE	9,308,349	31,759,940	101,769	9,308,349	31,861,709	41,170,058	1,905,859	39,264,199	23,710,461	2014
HARPER'S CHOICE	8,429,284	18,373,994	-	8,429,284	18,373,994	26,803,278	739,346	26,063,932	10,448,963	2015
WILDE LAKE	1,468,038	5,869,862	21,968,566	2,577,073	26,729,393	29,306,466	8,050,180	21,256,286	-	2002
RIVERHILL VILLAGE CENTER	16,825,496	23,282,222	84,661	16,825,496	23,366,882	40,192,378	1,843,060	38,349,318	22,860,529	2014
OLD BRANCH PLAZA	39,779	130,716	2,026,164	121,747	2,074,913	2,196,660	123,079	2,073,581	-	2003
COLUMBIA CROSSING OUTPARCELS	1,279,200	2,870,800	13,977,613	4,597,200	13,530,413	18,127,613	1,477,519	16,650,094	-	2011
COLUMBIA CROSSING II SHOP.CTR.	3,137,628	19,868,075	25,000	3,137,628	19,893,075	23,030,703	2,783,146	20,247,557	-	2013
SHOPS AT DISTRICT HEIGHTS	8,165,638	21,970,661	25,000	8,165,638	21,995,661	30,161,299	61,951	30,099,348	14,335,735	2015
ENCHANTED FOREST S.C.	20,123,946	34,345,102	234,456	20,123,946	34,579,558	54,703,504	3,007,515	51,695,989	-	2014
SHOPPES AT EASTON	6,523,713	16,402,204	152,625	6,523,713	16,554,829	23,078,542	1,116,417	21,962,125	-	2014
VILLAGES AT URBANA	3,190,074	6,067	10,661,120	4,828,774	9,028,488	13,857,262	1,351,007	12,506,255	-	2003
GAITHERSBURG S.C.	244,890	6,787,534	260,017	244,890	7,047,552	7,292,442	2,917,266	4,375,176	-	1999
SHAWAN PLAZA	4,466,000	20,222,367	(1,189,800)	4,466,000	19,032,567	23,498,567	9,862,395	13,636,172	5,442,232	2008
LAUREL PLAZA	349,562	1,398,250	3,675,716	1,571,288	3,852,240	5,423,528	1,655,939	3,767,589	-	1995
LAUREL PLAZA	274,580	1,100,968	450,113	274,580	1,551,081	1,825,661	1,415,348	410,313	-		1972
NORTH EAST STATION	8,219,613	9,536,990	(952,201)	7,219,613	9,584,790	16,804,403	695,465	16,108,938	8,518,683	2014
OWINGS MILLS MALL	23,378,543	1,089,760	-	23,378,542	1,089,760	24,468,302	16,470	24,451,832	-	2015
PERRY HALL SQUARE S.C.	3,339,309	12,377,339	1,494,860	3,339,309	13,872,200	17,211,509	7,025,103	10,186,406	-	2003
PERRY HALL CENTRE	6,901,193	8,704,689	-	6,901,193	8,704,689	15,605,882	513,816	15,092,066	-	2014
CENTRE COURT-RETAIL/BANK	1,035,359	7,785,830	8,593	1,035,359	7,794,423	8,829,782	1,060,878	7,768,904	2,098,087	2011
CENTRE COURT-GIANT	3,854,099	12,769,628	-	3,854,099	12,769,628	16,623,727	1,694,917	14,928,810	6,566,277	2011
CENTRE COURT-OLD COURT/COURTYD	2,279,177	5,284,577	53,360	2,279,177	5,337,937	7,617,114	826,564	6,790,550	4,832,517	2011
RADCLIFFE CENTER	12,042,713	21,187,946	-	12,042,713	21,187,946	33,230,659	1,315,704	31,914,955	-	2014
TIMONIUM CROSSING	2,525,377	14,862,817	113,644	2,525,377	14,976,461	17,501,838	1,036,747	16,465,091	14,799,921	2014
TIMONIUM SQUARE	6,000,000	24,282,998	17,263,116	7,331,195	40,214,918	47,546,113	18,978,843	28,567,270	-	2003
TOWSON PLACE	43,886,876	101,764,931	512,513	43,270,792	102,893,529	146,164,321	13,725,091	132,439,230	-	2012
MALLSIDE PLAZA	6,930,996	18,148,727	867,369	6,939,590	19,007,503	25,947,093	6,131,346	19,815,747	14,063,572	2008
CLAWSON CENTER	1,624,771	6,578,142	9,722,711	1,624,771	16,300,854	17,925,625	6,456,848	11,468,777	-	1993
WHITE LAKE COMMONS	2,300,050	9,249,607	3,179,478	2,300,050	12,429,085	14,729,135	5,886,186	8,842,949	-	1996
DOWNTOWN FARMINGTON CENTER	1,098,426	4,525,723	1,435,075	1,098,426	5,960,798	7,059,224	3,097,942	3,961,282	-	1993
FLINT - VACANT LAND	101,424	-	-	101,424	-	101,424	-	101,424	-	2012
CENTURY PLAZA	178,785	925,818	1,194,933	178,785	2,120,751	2,299,536	1,560,195	739,341	-		1968
CROSS CREEK S.C.	1,451,397	5,806,263	560,791	1,451,397	6,367,054	7,818,451	3,469,702	4,348,749	-	1993
GREEN ORCHARD SHOPPING CENTER	3,682,478	14,730,060	4,453,718	3,682,478	19,183,778	22,866,256	9,341,432	13,524,824	-	1993
THE FOUNTAINS AT ARBOR LAKES	28,585,296	66,699,024	12,930,204	29,485,296	78,729,228	108,214,524	22,229,598	85,984,926	-	2006
ROSEVILLE PLAZA	132,842	957,340	10,302,188	1,675,667	9,716,703	11,392,370	1,460,703	9,931,667	-	2005
CREVE COUER SHOPPING CENTER	1,044,598	5,475,623	740,405	960,814	6,299,812	7,260,626	2,798,497	4,462,129	-	1998
NORTH POINT SHOPPING CENTER	1,935,380	7,800,746	909,151	1,935,380	8,709,897	10,645,277	3,802,194	6,843,083	-	1998
KIRKWOOD CROSSING	-	9,704,005	14,426,751	-	24,130,756	24,130,756	14,080,760	10,049,996	-	1998
LEMAY S.C.	125,879	503,510	3,846,838	451,155	4,025,072	4,476,227	1,576,390	2,899,837	-		1974
GRAVOIS PLAZA	1,032,416	4,455,514	11,197,045	1,032,413	15,652,563	16,684,976	8,854,622	7,830,354	-	2008
HOME DEPOT PLAZA	431,960	-	758,854	431,960	758,855	1,190,815	287,947	902,868	-	1998
PRIMROSE MARKET PLACE	2,745,595	10,985,778	8,081,641	2,904,022	18,908,992	21,813,014	9,388,653	12,424,361	-	1994
PRIMROSE MARKETPLACE	905,674	3,666,386	5,261,809	905,674	8,928,195	9,833,869	2,954,882	6,878,987	490,859	2002
CENTER POINT S.C.	-	550,204	-	-	550,204	550,204	291,720	258,484	-	1998
KINGS HIGHWAY S.C.	809,087	4,430,514	2,661,361	809,087	7,091,874	7,900,961	3,173,169	4,727,792	-	1998
OVERLAND CROSSING	-	4,928,677	740,346	-	5,669,023	5,669,023	2,831,868	2,837,155	-	1997
CAVE SPRINGS S.C.	1,182,194	7,423,459	7,243,916	1,563,694	14,285,875	15,849,569	10,108,324	5,741,245	-	1997
SPRINGFIELD S.C.	-	608,793	11,078,003	8,800,000	2,886,796	11,686,796	1,171,941	10,514,855	-	1998
TURTLE CREEK TOWNE	11,535,281	-	33,603,279	10,150,881	34,987,679	45,138,560	8,538,526	36,600,034	-		2004
OVERLOOK VILLAGE	8,276,500	17,249,587	218,753	8,276,500	17,468,340	25,744,840	2,678,993	23,065,847	-	2012
WOODLAWN MARKETPLACE	919,251	3,570,981	2,418,716	919,251	5,989,696	6,908,947	2,906,873	4,002,074	-	2008
TYVOLA MALL	-	4,736,345	6,830,468	-	11,566,813	11,566,813	8,472,508	3,094,305	-	1986
CROSSROADS PLAZA	767,864	3,098,881	1,233,351	767,864	4,332,231	5,100,095	1,403,889	3,696,206	-	2000
JETTON VILLAGE SHOPPES	3,875,224	10,292,231	64,013	2,143,695	12,087,773	14,231,468	1,417,585	12,813,883	-	2011
MOUNTAIN ISLAND MARKETPLACE	3,318,587	7,331,413	736,014	3,818,587	7,567,427	11,386,014	1,125,989	10,260,025	-	2012
WOODLAWN SHOPPING CENTER	2,010,725	5,833,626	13,924	2,010,725	5,847,549	7,858,274	733,375	7,124,899	-	2012
CROSSROADS PLAZA	13,405,529	86,455,763	(632,787)	13,405,529	85,822,976	99,228,505	8,017,724	91,210,781	73,390,513	2014
QUAIL CORNERS	7,318,321	26,675,644	323,236	7,318,321	26,998,880	34,317,201	1,551,677	32,765,524	17,499,561	2014
OAKCREEK VILLAGE	1,882,800	7,551,576	2,332,136	1,882,800	9,883,712	11,766,512	4,975,989	6,790,523	-	1996
DAVIDSON COMMONS	2,978,533	12,859,867	165,689	2,978,533	13,025,556	16,004,089	1,440,527	14,563,562	-	2012
SENATE/HILLSBOROUGH CROSSI	519,395	-	-	519,395	-	519,395	-	519,395	-	2003
PARK PLACE SC	5,461,478	16,163,494	306,151	5,469,809	16,461,315	21,931,124	5,163,767	16,767,357	12,769,441	2008
MOORESVILLE CROSSING	12,013,727	30,604,173	(199,712)	11,625,801	30,792,387	42,418,188	9,137,001	33,281,187	-	2007
PLEASANT VALLEY PROMENADE	5,208,885	20,885,792	13,589,096	5,208,885	34,474,888	39,683,773	18,241,717	21,442,056	-	1993
WAKEFIELD COMMONS III	6,506,450	-	(4,106,391)	1,369,121	1,030,938	2,400,059	477,639	1,922,420	-		2001
WAKEFIELD CROSSINGS	3,413,932	-	(3,017,960)	336,236	59,737	395,973	5,632	390,341	-		2001
BRENNAN STATION	7,749,751	20,556,891	(871,973)	6,321,923	21,112,745	27,434,668	3,640,276	23,794,392	-	2011
BRENNAN STATION OUTPARCEL	627,906	1,665,576	(93,482)	450,232	1,749,768	2,200,000	291,724	1,908,276	-	2011
CLOVERDALE PLAZA	540,667	719,655	6,691,340	540,667	7,410,995	7,951,662	3,746,494	4,205,168	4,509,978		1969
SORENSEN PARK PLAZA	5,104,294	-	30,760,694	3,791,319	32,073,668	35,864,987	4,690,343	31,174,644	-		2005
LORDEN PLAZA	8,872,529	22,548,382	(1,216,356)	8,548,022	21,656,534	30,204,556	6,699,479	23,505,077	25,426,109	2008
WEBSTER SQUARE	11,683,145	41,708,383	4,977,335	11,683,145	46,685,718	58,368,863	3,277,910	55,090,953	-	2014
ROCKINGHAM MALL-SHAWS LAND PCL	2,660,915	10,643,660	12,252,346	3,148,715	22,408,206	25,556,921	10,853,077	14,703,844	16,603,357	2008
SHOP RITE PLAZA	2,417,583	6,364,094	1,611,693	2,417,583	7,975,787	10,393,370	6,966,088	3,427,282	-		1985
MARLTON PLAZA	-	4,318,534	114,215	-	4,432,749	4,432,749	2,153,883	2,278,866	-	1996
HILLVIEW SHOPPING CENTER	16,007,647	32,607,423	(13,962)	16,007,647	32,593,461	48,601,108	2,540,612	46,060,496	25,807,183	2014
GARDEN STATE PAVILIONS	7,530,709	10,801,949	18,648,254	12,203,841	24,777,071	36,980,912	4,186,982	32,793,930	-	2011
CLARK SHOPRITE 70 CENTRAL AVE	3,496,673	11,693,769	994,829	13,959,593	2,225,678	16,185,271	352,851	15,832,420	-	2013
COMMERCE CENTER WEST	385,760	1,290,080	160,534	793,595	1,042,779	1,836,374	200,359	1,636,015	-	2013
COMMERCE CENTER EAST	1,518,930	5,079,690	1,753,865	7,235,196	1,117,289	8,352,485	185,029	8,167,456	-	2013
CENTRAL PLAZA	3,170,465	10,602,845	(186,938)	5,145,167	8,441,205	13,586,372	950,517	12,635,855	-	2013
EAST WINDSOR VILLAGE	9,335,011	23,777,978	(728,417)	9,335,011	23,049,562	32,384,573	4,823,887	27,560,686	-	2008
HILLSBOROUGH PROMENADE	11,886,809	-	(6,648,146)	5,006,054	232,610	5,238,664	-	5,238,664	-		2001
HOLMDEL TOWNE CENTER	10,824,624	43,301,494	6,992,524	10,824,624	50,294,018	61,118,642	17,055,927	44,062,715	-	2002
HOLMDEL COMMONS II	16,537,556	38,759,952	3,465,596	16,537,556	42,225,548	58,763,104	15,476,050	43,287,054	17,835,542	2004
PLAZA AT HILLSDALE	7,601,596	6,994,196	361,829	7,601,596	7,356,025	14,957,621	496,879	14,460,742	6,199,466	2014
MAPLE SHADE	-	9,957,611	570,994	-	10,528,604	10,528,604	1,275,637	9,252,967	-	2009
PLAZA AT SHORT HILLS	20,155,471	11,061,984	54,995	20,155,471	11,116,980	31,272,451	1,273,104	29,999,347	10,067,946	2014
NORTH BRUNSWICK PLAZA	3,204,978	12,819,912	22,037,956	3,204,978	34,857,868	38,062,846	16,851,123	21,211,723	-	1994
PISCATAWAY TOWN CENTER	3,851,839	15,410,851	1,157,460	3,851,839	16,568,311	20,420,150	7,474,550	12,945,600	10,100,099	1998
RIDGEWOOD S.C.	450,000	2,106,566	1,015,675	450,000	3,122,241	3,572,241	1,569,915	2,002,326	-	1993
UNION CRESCENT III-BEST BUY	7,895,483	3,010,640	28,918,366	8,696,579	31,127,911	39,824,490	10,896,761	28,927,729	-	2007
WESTMONT PLAZA	601,655	2,404,604	10,957,141	601,655	13,361,745	13,963,400	5,878,307	8,085,093	-	1994
WILLOWBROOK PLAZA	15,320,436	40,996,874	7,699,841	15,320,436	48,696,715	64,017,151	10,469,961	53,547,190	-	2009
WARM SPRINGS PROMENADE	7,226,363	19,109,946	107,670	7,226,363	19,217,615	26,443,978	6,830,645	19,613,333	-	2009
DEL MONTE PLAZA	2,489,429	5,590,415	538,239	2,210,000	6,408,083	8,618,083	2,701,262	5,916,821	2,878,094	2006
REDFIELD PROMENADE	4,415,339	32,035,192	-	4,415,339	32,035,192	36,450,531	1,524,814	34,925,717	-	2015
MCQUEEN CROSSINGS	5,017,431	20,779,024	-	5,017,431	20,779,024	25,796,455	1,008,662	24,787,793	-	2015
GALENA JUNCTION	8,931,027	17,503,387	-	8,931,027	17,503,387	26,434,414	860,782	25,573,632	20,267,858	2015
D'ANDREA MARKETPLACE	11,556,067	29,435,364	(222,531)	11,556,067	29,212,833	40,768,900	6,484,254	34,284,646	12,514,286	2007
SPARKS MERCANTILE	6,221,614	17,069,172	-	6,221,614	17,069,172	23,290,786	813,022	22,477,764	19,396,647	2015
BRIDGEHAMPTON COMMONS-W&E SIDE	1,811,752	3,107,232	26,146,938	1,858,188	29,207,734	31,065,922	18,533,429	12,532,493	-		1972
OCEAN PLAZA	564,097	2,268,768	14,819	564,097	2,283,587	2,847,684	743,684	2,104,000	-	2003
KINGS HIGHWAY	2,743,820	6,811,268	1,846,364	2,743,820	8,657,632	11,401,452	2,961,722	8,439,730	-	2004
HOMEPORT - RALPH AVE	4,414,466	11,339,857	3,167,549	4,414,467	14,507,407	18,921,874	4,610,778	14,311,096	-	2004
BELLMORE S.C.	1,272,269	3,183,547	1,590,605	1,272,269	4,774,152	6,046,421	1,339,449	4,706,972	-	2004
MARKET AT BAY SHORE	12,359,621	30,707,802	2,630,034	12,359,621	33,337,837	45,697,458	10,621,191	35,076,267	11,883,923	2006
KEY FOOD - ATLANTIC AVE	2,272,500	5,624,589	519,277	4,808,822	3,607,544	8,416,366	353,764	8,062,602	-	2012
KING KULLEN PLAZA	5,968,082	23,243,404	5,960,549	5,980,130	29,191,905	35,172,035	12,479,456	22,692,579	-	1998
PATHMARK SHOPPING CENTER	6,714,664	17,359,161	(1,420,325)	6,714,664	15,938,836	22,653,500	4,270,069	18,383,431	-	2006
BIRCHWOOD PLAZA COMMACK	3,630,000	4,774,791	363,308	3,630,000	5,138,099	8,768,099	1,628,030	7,140,069	-	2007
ELMONT S.C.	3,011,658	7,606,066	2,770,294	3,011,658	10,376,359	13,388,017	3,138,271	10,249,746	-	2004
ELMONT PLAZA	-	5,119,714	-	-	5,119,714	5,119,714	168,967	4,950,747	-	2015
ELMSFORD CENTER 1	4,134,273	1,193,084	-	4,134,273	1,193,084	5,327,357	82,894	5,244,463	-	2013
ELMSFORD CENTER 2	4,076,403	15,598,504	710,493	4,076,403	16,308,997	20,385,400	1,302,214	19,083,186	-	2013
FRANKLIN SQUARE S.C.	1,078,541	2,516,581	3,937,137	1,078,541	6,453,718	7,532,259	1,977,318	5,554,941	-	2004
AIRPORT PLAZA	22,711,189	107,011,500	3,362,789	22,711,189	110,374,289	133,085,478	5,007,221	128,078,257	-	2015
KISSENA BOULEVARD SHOPPING CTR	11,610,000	2,933,487	102,554	11,610,000	3,036,041	14,646,041	959,851	13,686,190	-	2007
HAMPTON BAYS PLAZA	1,495,105	5,979,320	3,417,885	1,495,105	9,397,206	10,892,311	6,502,815	4,389,496	-	1989
HICKSVILLE PLAZA	3,542,739	8,266,375	3,112,009	3,542,739	11,378,384	14,921,123	3,349,855	11,571,268	-	2004
WOODBURY CENTRE	4,314,991	32,585,508	140,382	4,314,991	32,725,890	37,040,881	1,331,656	35,709,225	-	2015
TURNPIKE PLAZA	2,471,832	5,839,416	439,866	2,471,832	6,279,282	8,751,114	1,515,877	7,235,237	-	2011
JERICHO COMMONS SOUTH	12,368,330	33,071,495	297,178	12,368,330	33,368,673	45,737,003	8,769,657	36,967,346	9,873,754	2007
501 NORTH BROADWAY	-	1,175,543	197,737	-	1,373,281	1,373,281	648,630	724,651	-	2007
MERRY LANE (PARKING LOT)	1,485,531	1,749	(1,749)	1,485,531	-	1,485,531	-	1,485,531	-	2007
MILLERIDGE INN	7,500,330	481,316	-	7,500,330	481,316	7,981,646	5,772	7,975,874	-	2015
FAMILY DOLLAR UNION TURNPIKE	909,000	2,249,775	258,033	1,056,709	2,360,099	3,416,808	360,079	3,056,729	-	2012
LITTLE NECK PLAZA	3,277,254	13,161,218	5,769,218	3,277,253	18,930,436	22,207,689	5,551,868	16,655,821	-	2003
KEY FOOD - 21ST STREET	1,090,800	2,699,730	(159,449)	1,669,153	1,961,928	3,631,081	157,656	3,473,425	-	2012
MANHASSET CENTER	4,567,003	19,165,808	31,600,348	3,471,939	51,861,220	55,333,159	22,099,000	33,234,159	-	1999
MANHASSET CENTER(residential)	950,000	-	-	950,000	-	950,000	-	950,000	-	2012
MASPETH QUEENS-DUANE READE	1,872,013	4,827,940	931,187	1,872,013	5,759,126	7,631,139	1,856,950	5,774,189	-	2004
NORTH MASSAPEQUA S.C.	1,880,816	4,388,549	651,202	1,623,601	5,296,967	6,920,568	1,871,674	5,048,894	-	2004
MINEOLA SHOPPING CENTER	4,150,000	7,520,692	(234,800)	4,150,000	7,285,892	11,435,892	1,796,807	9,639,085	-	2007
BIRCHWOOD PARK	3,507,162	4,126	(878,462)	2,507,406	125,421	2,632,827	748	2,632,079	-	2007
SMITHTOWN PLAZA	3,528,000	7,364,098	383,883	3,528,000	7,747,981	11,275,981	1,908,897	9,367,084	-	2009
MANETTO HILL PLAZA	263,693	584,031	9,955,481	263,693	10,539,513	10,803,206	5,931,704	4,871,502	-		1969
SYOSSET S.C.	106,655	76,197	1,865,052	106,655	1,941,249	2,047,904	1,089,217	958,687	-		1990
RICHMOND S.C.	2,280,000	9,027,951	11,898,751	2,280,000	20,926,702	23,206,702	11,162,095	12,044,607	-	1989
GREENRIDGE - OUT PARCEL	2,940,000	11,811,964	6,174,929	3,148,424	17,778,469	20,926,893	6,123,154	14,803,739	-	1997
STATEN ISLAND PLAZA	5,600,744	6,788,460	(1,561,550)	5,600,744	5,226,910	10,827,654	607,136	10,220,518	-	2005
HYLAN PLAZA	28,723,536	38,232,267	34,984,547	28,723,536	73,216,814	101,940,350	23,558,987	78,381,363	-	2006
FOREST AVENUE PLAZA	4,558,592	10,441,408	155,848	4,558,592	10,597,256	15,155,848	3,516,038	11,639,810	-	2005
INDEPENDENCE PLAZA	12,279,093	34,813,852	(1,453,756)	16,131,632	29,507,557	45,639,189	3,267,330	42,371,859	32,084,771	2014
KEY FOOD - CENTRAL AVE.	2,787,600	6,899,310	(394,910)	2,603,321	6,688,679	9,292,000	562,006	8,729,994	-	2012
WHITE PLAINS S.C.	1,777,775	4,453,894	1,918,406	1,777,775	6,372,300	8,150,075	2,116,515	6,033,560	-	2004
CHAMPION FOOD SUPERMARKET	757,500	1,874,813	(24,388)	2,241,118	366,807	2,607,925	80,856	2,527,069	-	2012
SHOPRITE S.C.	871,977	3,487,909	-	871,977	3,487,909	4,359,886	2,051,614	2,308,272	-	1998
ROMAINE PLAZA	782,459	1,825,737	588,133	782,459	2,413,870	3,196,329	532,517	2,663,812	-	2005
KENT CENTER	2,261,530	-	(1,826,498)	435,033	-	435,033	-	435,033	-	1995
HIGH PARK CTR RETAIL	3,783,875	-	(2,778,460)	921,704	83,711	1,005,415	11,914	993,501	-		2001
OREGON TRAIL CENTER	5,802,422	12,622,879	501,099	5,802,422	13,123,978	18,926,400	4,377,214	14,549,186	-	2009
POWELL VALLEY JUNCTION	5,062,500	3,152,982	(2,655,684)	2,035,125	3,524,674	5,559,799	1,319,993	4,239,806	-	2009
MCMINNVILLE PLAZA	4,062,327	-	991,482	4,062,327	991,482	5,053,809	65,285	4,988,524	-		2006
HOSPITAL GARAGE & MED. OFFICE	-	30,061,177	59,094	-	30,120,271	30,120,271	7,922,932	22,197,339	-	2004
SUBURBAN SQUARE	70,679,871	166,351,381	6,889,955	71,279,871	172,641,336	243,921,207	46,593,774	197,327,433	-	2007
COULTER AVE. PARCEL	577,630	1,348,019	-	577,630	1,348,019	1,925,649	8,983	1,916,666	-	2015
CHIPPEWA PLAZA	2,881,525	11,526,101	153,289	2,881,525	11,679,391	14,560,916	4,828,368	9,732,548	3,040,296	2000
CARNEGIE PLAZA	-	3,298,908	17,747	-	3,316,655	3,316,655	1,360,679	1,955,976	-	1999
CENTER SQUARE SHOPPING CENTER	731,888	2,927,551	1,325,540	731,888	4,253,091	4,984,979	2,583,258	2,401,721	-	1996
WAYNE PLAZA	6,127,623	15,605,012	340,437	6,135,670	15,937,403	22,073,073	3,515,793	18,557,280	13,195,353	2008
DEVON VILLAGE	4,856,379	25,846,910	4,404,247	4,856,379	30,251,156	35,107,535	4,008,126	31,099,409	-	2012
POCONO PLAZA	1,050,000	2,372,628	1,431,729	1,050,000	3,804,357	4,854,357	3,126,702	1,727,655	-		1973
RIDGE PIKE PLAZA	1,525,337	4,251,732	(2,653,555)	914,299	2,209,215	3,123,514	880,127	2,243,387	-	2008
WHITELAND - HOBBY LOBBY	176,666	4,895,360	70,550	176,666	4,965,910	5,142,576	2,008,353	3,134,223	-	1999
WHITELAND TOWN CENTER	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,451,265	2,208,174	-	1996
EASTWICK WELLNESS CENTER	889,001	2,762,888	3,074,728	889,001	5,837,616	6,726,617	2,720,062	4,006,555	-	1997
HARRISBURG EAST SHOPPING CTR.	452,888	6,665,238	6,563,143	3,002,888	10,678,381	13,681,269	8,288,864	5,392,405	-	2002
TOWNSHIP LINE S.C.	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,451,265	2,208,174	-	1996
HORSHAM POINT	3,813,247	18,189,450	-	3,813,247	18,189,450	22,002,697	544,817	21,457,880	-	2015
HOLIDAY CENTER	7,726,844	20,014,243	-	7,726,844	20,014,243	27,741,087	1,035,521	26,705,566	-	2015
NORRITON SQUARE	686,134	2,664,535	3,792,918	774,084	6,369,503	7,143,587	4,577,903	2,565,684	-	1984
NEW KENSINGTON S.C	521,945	2,548,322	862,730	521,945	3,411,052	3,932,997	3,013,976	919,021	-	1986
SEARS HARDWARE	10,000	-	-	10,000	-	10,000	-	10,000	-		2015
FRANKFORD AVENUE S.C.	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,451,265	2,208,174	-	1996
WEXFORD PLAZA	6,413,635	9,774,600	9,820,468	6,349,690	19,659,013	26,008,703	3,666,519	22,342,184	-	2010
CROSSROADS PLAZA	788,761	3,155,044	12,823,089	976,439	15,790,455	16,766,894	9,409,577	7,357,317	8,793,931	1986
SPRINGFIELD S.C.	919,998	4,981,589	12,713,774	920,000	17,695,361	18,615,361	8,426,353	10,189,008	-	1983
SHREWSBURY SQUARE S.C.	8,066,107	16,997,997	(1,656,097)	6,534,966	16,873,040	23,408,006	1,263,197	22,144,809	-	2014
WHITEHALL MALL	-	5,195,577	-	-	5,195,577	5,195,577	2,575,586	2,619,991	-	1996
WHOLE FOODS AT WYNNEWOOD	15,042,165	-	8,760,319	23,802,484	-	23,802,484	-	23,802,484	-		2014
SHOPPES AT WYNNEWOOD	7,478,907	-	3,629,192	11,108,099	-	11,108,099	-	11,108,099	-		2015
WEST MARKET ST. PLAZA	188,562	1,158,307	41,711	188,562	1,200,019	1,388,581	1,164,911	223,670	-	1986
REXVILLE TOWN CENTER	24,872,982	48,688,161	7,892,314	25,678,064	55,775,392	81,453,456	29,405,882	52,047,574	-	2006
PLAZA CENTRO - COSTCO	3,627,973	10,752,213	1,537,917	3,866,206	12,051,897	15,918,103	6,197,952	9,720,151	-	2006
PLAZA CENTRO - MALL	19,873,263	58,719,179	7,503,993	19,408,112	66,688,323	86,096,435	33,869,557	52,226,878	-	2006
PLAZA CENTRO - RETAIL	5,935,566	16,509,748	2,580,253	6,026,070	18,999,497	25,025,567	9,655,829	15,369,738	-	2006
PLAZA CENTRO - SAM'S CLUB	6,643,224	20,224,758	2,325,847	6,520,090	22,673,739	29,193,829	21,496,216	7,697,613	-	2006
LOS COLOBOS - BUILDERS SQUARE	4,404,593	9,627,903	1,363,390	4,461,145	10,934,741	15,395,886	8,475,459	6,920,427	-	2006
LOS COLOBOS - KMART	4,594,944	10,120,147	728,352	4,402,338	11,041,104	15,443,442	8,814,459	6,628,983	-	2006
LOS COLOBOS I	12,890,882	26,046,669	3,437,271	13,613,375	28,761,447	42,374,822	15,032,386	27,342,436	-	2006
LOS COLOBOS II	14,893,698	30,680,556	5,743,778	15,142,300	36,175,732	51,318,032	18,074,386	33,243,646	-	2006
WESTERN PLAZA - MAYAQUEZ ONE	10,857,773	12,252,522	1,278,838	11,241,993	13,147,140	24,389,133	7,857,765	16,531,368	-	2006
WESTERN PLAZA - MAYAGUEZ TWO	16,874,345	19,911,045	1,849,447	16,872,647	21,762,190	38,634,837	12,988,686	25,646,151	-	2006
MANATI VILLA MARIA SC	2,781,447	5,673,119	1,701,172	2,606,588	7,549,150	10,155,738	3,855,608	6,300,130	-	2006
PONCE TOWN CENTER	14,432,778	28,448,754	4,852,015	14,903,024	32,830,523	47,733,547	13,565,180	34,168,367	-	2006
TRUJILLO ALTO PLAZA	12,053,673	24,445,858	3,974,786	12,289,288	28,185,030	40,474,318	15,641,976	24,832,342	-	2006
MARSHALL PLAZA	1,886,600	7,575,302	2,041,308	1,886,600	9,616,610	11,503,210	4,666,436	6,836,774	-	1998
ST. ANDREWS CENTER	730,164	3,132,092	18,976,142	730,164	22,108,234	22,838,398	9,089,293	13,749,105	-		1978
WESTWOOD PLAZA	1,744,430	6,986,094	4,940,254	1,726,833	11,943,945	13,670,778	6,002,414	7,668,364	-	1995
CHERRYDALE POINT	5,801,948	32,055,019	1,712,396	5,801,948	33,767,415	39,569,363	7,097,295	32,472,068	-	2009
WOODRUFF SHOPPING CENTER	3,110,439	15,501,117	1,119,793	3,465,199	16,266,150	19,731,349	2,390,716	17,340,633	-	2010
FOREST PARK	1,920,241	9,544,875	186,315	1,920,241	9,731,189	11,651,430	1,091,266	10,560,164	-	2012
OLD TOWNE VILLAGE	-	4,133,904	4,003,667	-	8,137,571	8,137,571	5,810,395	2,327,176	-		1978
HICKORY RIDGE COMMONS	596,347	2,545,033	(2,404,809)	683,820	52,750	736,570	19,725	716,845	-	2000
CENTER OF THE HILLS	2,923,585	11,706,145	990,831	2,923,585	12,696,976	15,620,561	6,004,850	9,615,711	9,284,994	2008
DOWLEN TOWN CENTER-II	2,244,581	-	(722,251)	484,828	1,037,502	1,522,330	151,952	1,370,378	-		2002
GATEWAY STATION	1,373,692	28,145,158	44,742	1,374,880	28,188,711	29,563,591	2,954,340	26,609,251	-	2011
BAYTOWN VILLAGE S.C.	500,422	2,431,651	790,598	500,422	3,222,249	3,722,671	1,428,778	2,293,893	-	1996
BROWNSVILLE TOWNE CENTER	8,678,107	-	25,738,822	7,943,925	26,473,004	34,416,929	4,385,778	30,031,151	-		2005
ISLAND GATE PLAZA	-	944,562	3,713,781	-	4,658,343	4,658,343	1,610,505	3,047,838	-	1997
ISLAND GATE PLAZA	4,343,000	4,723,215	795,793	4,292,636	5,569,372	9,862,008	1,111,768	8,750,240	-	2011
CONROE MARKETPLACE	18,869,087	50,756,554	-	18,869,087	50,756,554	69,625,641	429,696	69,195,945	43,747,069	2015
MONTGOMERY PLAZA	10,739,067	63,065,333	-	10,739,067	63,065,333	73,804,400	2,394,992	71,409,408	29,509,678	2015
PRESTON LEBANON CROSSING	13,552,180	-	26,628,363	12,163,694	28,016,849	40,180,543	5,079,959	35,100,584	-		2006
LAKE PRAIRIE TOWN CROSSING	7,897,491	-	27,799,743	6,783,464	28,913,770	35,697,234	4,591,129	31,106,105	-		2006
CENTER AT BAYBROOK	6,941,017	27,727,491	9,764,940	6,928,120	37,505,328	44,433,448	14,519,955	29,913,493	-	1998
CYPRESS TOWNE CENTER	6,033,932	-	1,601,808	2,251,666	5,384,074	7,635,740	712,537	6,923,203	-		2003
THE CENTRE AT COPPERFIELD	6,723,267	22,524,551	-	6,723,267	22,524,551	29,247,818	881,372	28,366,446	-	2015
COPPERWOOD VILLAGE	13,848,109	84,183,731	-	13,848,109	84,183,731	98,031,840	4,884,145	93,147,695	-	2015
ATASCOCITA COMMONS SHOP.CTR.	16,322,636	54,587,066	554,902	16,099,004	55,365,600	71,464,604	4,463,691	67,000,913	28,852,548	2013
TOMBALL CROSSINGS	8,517,427	28,484,450	67,917	7,964,894	29,104,899	37,069,793	2,784,986	34,284,807	-	2013
COPPERFIELD VILLAGE SHOP.CTR.	7,827,639	34,864,441	-	7,827,639	34,864,441	42,692,080	1,319,329	41,372,751	21,300,515	2015
SHOPS AT VISTA RIDGE	3,257,199	13,029,416	2,255,396	3,257,199	15,284,811	18,542,010	6,391,583	12,150,427	-	1998
VISTA RIDGE PLAZA	2,926,495	11,716,483	2,448,720	2,926,495	14,165,204	17,091,699	6,268,695	10,823,004	-	1998
VISTA RIDGE PLAZA	2,276,575	9,106,300	1,327,126	2,276,575	10,433,426	12,710,001	4,640,937	8,069,064	-	1998
SOUTH PLAINS PLAZA	1,890,000	7,555,099	699,355	1,890,000	8,254,454	10,144,454	3,621,700	6,522,754	-	1998
LAKE JACKSON	1,562,328	4,144,212	77,888	1,562,328	4,222,101	5,784,429	959,907	4,824,522	-	2012
KROGER PLAZA	520,340	2,081,356	1,389,118	520,340	3,470,474	3,990,814	1,714,825	2,275,989	-	1995
ACCENT PLAZA	500,414	2,830,835	-	500,414	2,830,835	3,331,249	1,391,943	1,939,306	-	1996
SOUTHLAKE OAKS PHASE II-480 W.	3,011,260	7,703,844	112,209	3,019,951	7,807,363	10,827,314	2,479,537	8,347,777	5,913,869	2008
WOODBRIDGE SHOPPING CENTER	2,568,705	6,813,716	60,806	2,568,705	6,874,522	9,443,227	902,792	8,540,435	-	2012
GRAND PARKWAY MARKETPLACE	25,363,548	-	3,050,787	28,414,334	-	28,414,334	-	28,414,334	-		2014
SPRING CROSSINGS	13,436,447	-	180,848	13,617,296	-	13,617,296	-	13,617,296	-		2015
TEMPLE TOWNE CENTER	609,317	2,983,262	1	609,317	2,983,263	3,592,580	138,101	3,454,479	-	2015
TEMPLE TOWNE CENTER	4,909,857	25,882,414	-	4,909,857	25,882,414	30,792,271	1,504,969	29,287,302	-	2015
WESTHEIMER PLAZA	500,422	2,001,687	325,191	500,422	2,326,878	2,827,300	1,054,075	1,773,225	-	1996
BURKE TOWN PLAZA	-	43,240,068	8,361	-	43,248,428	43,248,428	3,308,966	39,939,462	-	2014
SOUTHPARK S.C.	125,376	3,476,073	2,294,092	125,376	5,770,165	5,895,541	1,706,577	4,188,964	-	1999
OLD TOWN PLAZA	4,500,000	41,569,735	(12,853,713)	3,087,520	30,128,502	33,216,022	5,407,812	27,808,210	-	2007
SKYLINE VILLAGE	10,145,283	28,764,045	110,882	10,573,875	28,446,336	39,020,211	1,444,750	37,575,461	29,118,942	2014
SUDLEY TOWNE PLAZA	4,114,293	15,988,465	-	4,114,293	15,988,465	20,102,758	704,410	19,398,348	-	2015
BURLINGTON COAT CENTER	670,500	2,751,375	1,006,630	670,500	3,758,005	4,428,505	1,463,547	2,964,958	-	1995
TOWNE SQUARE	8,499,373	24,302,141	740,764	8,858,432	24,683,846	33,542,278	1,251,290	32,290,988	25,312,862	2014
VALLEY VIEW SHOPPING CENTER	3,440,018	8,054,004	922,790	3,440,018	8,976,794	12,416,812	2,903,257	9,513,555	-	2004
POTOMAC RUN PLAZA	27,369,515	48,451,209	498,733	27,369,515	48,949,942	76,319,457	13,724,447	62,595,010	-	2008
DULLES TOWN CROSSING	53,285,116	104,175,738	-	53,285,116	104,175,738	157,460,854	5,725,641	151,735,213	-	2015
STAFFORD MARKETPLACE	26,893,429	86,449,614	-	26,893,429	86,449,614	113,343,043	3,676,081	109,666,962	-	2015
AUBURN NORTH	7,785,841	18,157,625	1,039,309	7,785,841	19,196,935	26,982,776	6,187,038	20,795,738	-	2007
THE MARKETPLACE AT FACTORIA	60,502,358	92,696,231	2,367,357	60,502,358	95,063,588	155,565,946	11,592,753	143,973,193	56,744,956	2013
FRONTIER VILLAGE SHOPPING CTR.	10,750,863	37,042,383	96,299	10,750,863	37,138,682	47,889,545	4,446,335	43,443,210	31,255,376	2012
OLYMPIA WEST OUTPARCEL	360,000	799,640	100,360	360,000	900,000	1,260,000	79,248	1,180,752	-	2012
FRANKLIN PARK COMMONS	5,418,825	11,988,657	-	5,418,825	11,988,657	17,407,482	764,268	16,643,214	-	2015
SILVERDALE PLAZA	3,875,013	32,148,487	86,050	3,755,613	32,353,937	36,109,550	3,792,685	32,316,865	24,126,489	2012
CHARLES TOWN PLAZA	602,000	3,725,871	11,289,235	602,000	15,015,106	15,617,106	9,690,166	5,926,940	-	1985
BLUE RIDGE	12,346,900	71,529,796	(36,413,751)	6,334,706	41,128,240	47,462,946	17,914,144	29,548,802	7,128,400	2005
MICROPROPERTIES	24,206,390	56,481,576	(69,082,252)	3,876,971	7,728,743	11,605,714	1,111,138	10,494,576	-	2012
KRC NORTH LOAN IV, INC.	23,516,663	-	(5,907,571)	17,609,092	-	17,609,092	-	17,609,092	-	2013
MEXICO-HERMOSILLO	11,424,531	-	(8,538,989)	2,885,542	-	2,885,542	-	2,885,542	-		2008
MEXICO-NON ADM BT-LOS CABOS	10,873,070	1,257,517	(1,184,766)	4,285,521	6,660,300	10,945,821	3,153,852	7,791,969	-	2007
BALANCE OF PORTFOLIO	1,907,181	65,127,204	(8,851,623)	1,357,517	56,825,229	58,182,746	33,234,087	24,948,659	(882,578)
TOTALS	2,853,630,857	7,282,419,701	1,432,758,568	2,856,180,013	8,712,629,113	11,568,809,126	2,115,319,888	9,453,489,238	1,614,981,830

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings....................15 to 50 years
Fixtures, building and leasehold improvements.................Terms of leases or useful lives, whichever is shorter
(including certain identified intangible assets)

The aggregate cost for Federal income tax purposes was approximately $9.3 billion at December 31, 2015.

The changes in real estate assets for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance, beginning of period	$10,018,225,775	$9,123,343,869	$8,947,286,646
Acquisitions	278,401,182	548,553,619	475,108,219
Improvements	191,662,698	134,921,993	107,411,806
Transfers from (to) unconsolidated joint ventures	1,673,542,610	1,065,330,540	317,995,154
Sales	(507,185,370)	(781,200,981)	(559,328,593)
Assets held for sale	(587,007)	-	(77,664,078)
Adjustment of fully depreciated asset	(56,774,522)	(8,628,954)	(4,780,841)
Adjustment of property carrying values	(18,432,226)	(32,935,408)	(69,463,649)
Change in exchange rate	(10,044,014)	(31,158,903)	(13,220,795)
Balance, end of period	$11,568,809,126	$10,018,225,775	$9,123,343,869

The changes in accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance, beginning of period	$1,955,405,720	$1,878,680,836	$1,745,461,577
Depreciation for year	333,948,605	256,088,382	243,011,431
Transfers from (to) unconsolidated joint ventures	-	-	-
Sales	(116,864,875)	(167,458,882)	(96,915,316)
Adjustment of fully depreciated asset	(56,774,522)	(8,628,954)	(4,780,841)
Assets held for sale	-	-	(7,351,096)
Change in exchange rate	(395,040)	(3,275,662)	(744,919)
Balance, end of period	$2,115,319,888	$1,955,405,720	$1,878,680,836

Reclassifications:

Certain Amounts in the Prior Period Have Been Reclassified in Order to Conform with the Current Period's Presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2015

(in thousands)

Type of Loan/Borrower	Description	Location (c)	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Amount of Mortgages or Maximum Available Credit (b)	Carrying Amount of Mortgages (b) (c)

Mortgage Loans:
Borrower A	Retail	Toronto, ON	5.00%	5.00%	7/31/2017	P& I	-	$5,730	$5,333
Borrower B	Retail	Westport, CT	6.50%	6.50%	3/4/2033	I	-	5,014	5,014
Borrower C	Retail	Las Vegas, NV	12.00%	12.00%	5/14/2033	I	-	3,075	3,075
Borrower D	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P& I	-	3,966	2,224
Borrower E	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P& I	-	4,201	2,207
Borrower F	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P& I	-	3,678	2,058
Borrower G	NonRetail	Oakbrook Terrrace, IL	6.00%	6.00%	12/9/2024	I	-	1,950	1,950

Individually < 3%	(d)		(e)	(e)	(f)		-	2,922	1,511
								30,536	23,372
Other:

Individually < 3%			(g)	(g)	(h)			600	444

Capitalized loan costs								-	8

Total								$31,136	$23,824

(a) I = Interest only; P&I = Principal & Interest
(b) The instruments actual cash flows are denominated in U.S. dollars and Canadian dollars as indicated by the geographic location above
(c) The aggregate cost for Federal income tax purposes is $23.8 million
(d) Comprised of four separate loans with original loan amounts ranging between $0.2 million and $0.4 million
(e) Interest rates range from 1.10% to 2.02%
(f) Maturity dates range from 3.8 years to 14.9 years
(g) Interest rate 2.28%
(h) Maturity date 4/1/2027

For a reconcilition of mortgage and other financing receivables from January 1, 2013 to December 31, 2015 see Footnote 10 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The Company feels it is not practicable to estimate the fair value of each receivable as quoted market prices are not available.

The cost of obtaining an independent valuation on these assets is deemed excessive considering the materiality of the total receivables.