Form 10-Q
period 2016-03-31
KIMCO REALTY CORP
filed 2016-04-29
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 19, 2016, the registrant had 419,648,970 shares of common stock outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	March 31,	December 31,
	2016	2015
Assets:
Operating real estate, net of accumulated depreciation
of $2,155,365 and $2,115,320, respectively	$9,156,544	$9,274,299
Investments and advances in real estate joint ventures	702,586	742,559
Real estate under development	189,811	179,190
Other real estate investments	217,272	215,836
Mortgages and other financing receivables	24,000	23,824
Cash and cash equivalents	222,000	189,534
Marketable securities	5,716	7,565
Accounts and notes receivable	174,005	175,252
Other assets	557,427	536,112
Total assets	$11,249,361	$11,344,171

Liabilities:
Notes payable	$3,660,666	$3,761,328
Mortgages payable	1,501,796	1,614,982
Dividends payable	116,631	115,182
Other liabilities	566,206	584,019
Total liabilities	5,845,299	6,075,511
Redeemable noncontrolling interests	86,705	86,709

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 6,029,100 shares 32,000 shares issued and outstanding (in series) Aggregate liquidation preference $800,000	32	32
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 418,281,954 and 413,430,756 shares, respectively	4,183	4,134
Paid-in capital	5,721,011	5,608,881
Cumulative distributions in excess of net income	(550,103)	(572,335)
Accumulated other comprehensive income	7,496	5,588
Total stockholders' equity	5,182,619	5,046,300
Noncontrolling interests	134,738	135,651
Total equity	5,317,357	5,181,951
Total liabilities and equity	$11,249,361	$11,344,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Revenues
Revenues from rental properties	$293,091	$275,506
Management and other fee income	4,111	7,950

Total revenues	297,202	283,456

Operating expenses
Rent	2,818	3,554
Real estate taxes	34,472	36,072
Operating and maintenance	34,553	33,902
General and administrative expenses	31,929	32,705
Provision for doubtful accounts	3,475	2,297
Impairment charges	5,840	6,391
Depreciation and amortization	84,856	74,569
Total operating expenses	197,943	189,490

Operating income	99,259	93,966

Other income/(expense)
Mortgage financing income	410	1,136
Other expense, net	(580)	(768)
Interest expense	(52,451)	(52,578)

Income from continuing operations before income taxes, equity in income of joint ventures, gain on change in control of interests and equity in income of other real estate investments	46,638	41,756

Provision for income taxes, net	(12,112)	(12,717)
Equity in income of joint ventures, net	69,933	97,550
Gain on change in control of interests, net	-	139,801
Equity in income of other real estate investments, net	10,799	14,369

Income from continuing operations	115,258	280,759

Discontinued operations
Loss from discontinued operating properties, net of tax	-	(15)
Impairment/loss on operating properties, net of tax	-	(60)
Loss from discontinued operations	-	(75)

Gain on sale of operating properties, net of tax	26,896	32,055

Net income	142,154	312,739

Net income attributable to noncontrolling interests	(1,441)	(2,397)

Net income attributable to the Company	140,713	310,342

Preferred dividends	(11,555)	(14,573)

Net income available to the Company's common shareholders	$129,158	$295,769

Per common share:
Income from continuing operations:
-Basic	$0.31	$0.72
-Diluted	$0.31	$0.71
Net income attributable to the Company:
-Basic	$0.31	$0.72
-Diluted	$0.31	$0.71

Weighted average shares:
-Basic	412,630	410,433
-Diluted	414,145	415,396

Amounts attributable to the Company's common shareholders:
Income from continuing operations	$129,158	$295,844
Loss from discontinued operations	-	(75)
Net income	$129,158	$295,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$142,154	$312,739
Other comprehensive income:
Change in unrealized gain on marketable securities	2	15,718
Change in unrealized loss on interest rate swaps	(604)	(352)
Change in foreign currency translation adjustment, net	2,510	(9,532)
Other comprehensive income:	1,908	5,834

Comprehensive income	144,062	318,573

Comprehensive income attributable to noncontrolling interests	(1,441)	(2,397)

Comprehensive income attributable to the Company	$142,621	$316,176

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess of	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Net Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2015	$(1,006,578)	$45,122	102	$102	411,820	$4,118	$5,732,021	$4,774,785	$126,980	$4,901,765

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	66,163	66,163

Comprehensive income:
Net income	310,342	-	-	-	-	-	-	310,342	2,397	312,739
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	15,718	-	-	-	-	-	15,718	-	15,718
Change in unrealized loss on interest rate swaps	-	(352)	-	-	-	-	-	(352)	-	(352)
Change in foreign currency translation adjustment, net	-	(9,532)	-	-	-	-	-	(9,532)	-	(9,532)

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,522)	(1,522)
Dividends ($0.24 per common share; $0.4313 per
Class H Depositary Share and $0.3750 per
Class I Depositary Share, and $0.3438 per
Class J Depositary Share. and $0.3516 per
Class K Depositary Share, respectively)	(113,613)							(113,613)	-	(113,613)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(260)	(260)
Issuance of common stock	-	-	-	-	539	5	481	486	-	486
Surrender of restricted stock	-	-	-	-	(204)	(2)	(5,170)	(5,172)	-	(5,172)
Exercise of common stock options	-	-	-	-	554	6	10,252	10,258	-	10,258
Sale of interests in investments, net of tax of $16.0 million	-	-	-	-	-	-	23,336	23,336	-	23,336
Amortization of equity awards	-	-	-	-	-	-	6,918	6,918	-	6,918
Balance, March 31, 2015	$(809,849)	$50,956	102	$102	412,709	$4,127	$5,767,838	$5,013,174	$193,758	$5,206,932

Balance, January 1, 2016	$(572,335)	$5,588	32	$32	413,431	$4,134	$5,608,881	$5,046,300	$135,651	$5,181,951

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	-

Comprehensive income:
Net income	140,713	-	-	-	-	-	-	140,713	1,441	142,154
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	2	-	-	-	-	-	2	-	2
Change in unrealized loss on interest rate swaps	-	(604)	-	-	-	-	-	(604)	-	(604)
Change in foreign currency translation adjustment, net	-	2,510	-	-	-	-	-	2,510	-	2,510
								-
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,078)	(1,078)
Dividends ($0.255 per common share; $0.3750 per
Class I Depositary Share, and $0.3438 per
Class J Depositary Share. and $0.3516 per
Class K Depositary Share, respectively)	(118,481)	-	-	-	-	-	-	(118,481)	-	(118,481)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,276)	(1,276)
Issuance of common stock	-	-	-	-	4,487	45	100,911	100,956	-	100,956
Surrender of restricted stock	-	-	-	-	(228)	(2)	(5,906)	(5,908)	-	(5,908)
Exercise of common stock options	-	-	-	-	592	6	10,539	10,545	-	10,545
Amortization of equity awards	-	-	-	-	-	-	6,586	6,586	-	6,586
Balance, March 31, 2016	$(550,103)	$7,496	32	$32	418,282	$4,183	$5,721,011	$5,182,619	$134,738	$5,317,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flow from operating activities:
Net income	$142,154	$312,739
Adjustments to reconcile net income to net cash provided by operating activities: by operating activities:
Depreciation and amortization	84,856	74,569
Impairment charges	5,840	6,473
Equity award expense	7,877	8,394
Gain on sale of operating properties	(30,883)	(32,055)
Gain on change in control of interests, net	-	(139,801)
Equity in income of joint ventures, net	(69,933)	(97,550)
Equity in income from other real estate investments, net	(10,799)	(14,369)
Distributions from joint ventures and other real estate investments	26,730	40,110
Change in accounts and notes receivable	1,247	(5,981)
Change in accounts payable and accrued expenses	8,869	11,985
Change in other operating assets and liabilities	(29,002)	(1,424)
Net cash flow provided by operating activities	136,956	163,090

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(11,436)	(537,223)
Improvements to operating real estate	(32,866)	(29,888)
Acquisition of real estate under development	(12,895)	-
Improvements to real estate under development	(5,333)	(2,021)
Proceeds from sale/repayments of marketable securities	1,850	700
Investments and advances to real estate joint ventures	(17,505)	(29,720)
Reimbursements of investments and advances to real estate joint ventures	28,327	7,599
Distributions from liquidation of real estate joint ventures	50,902	53,450
Return on investment from liquidation of real estate joint ventures	40,000	20,889
Investment in other real estate investments	(190)	(239)
Reimbursements of investments and advances to other real estate investments	2,921	17,946
Collection of mortgage loans receivable	231	292
Investment in other investments	-	(190,278)
Proceeds from sale of operating properties	79,245	81,037
Proceeds from sale of development properties	4,551	-
Net cash flow used for/(provided by) investing activities	127,802	(607,456)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(101,205)	(49,286)
Principal payments on rental property debt	(5,971)	(7,155)
Proceeds under the unsecured revolving credit facility, net	180,000	40,000
Proceeds from issuance of unsecured term loan/notes	-	1,000,000
Repayments under unsecured term loan/notes	(300,000)	(500,000)
Financing origination costs	(91)	(9,161)
Change in tenants' security deposits	594	1,267
Contributions from noncontrolling interests	-	105,498
Dividends paid	(117,030)	(113,400)
Proceeds from issuance of stock	111,411	10,258
Net cash flow (used for)/provided by financing activities	(232,292)	478,021

Change in cash and cash equivalents	32,466	33,655

Cash and cash equivalents, beginning of period	189,534	187,322
Cash and cash equivalents, end of period	$222,000	$220,977

Interest paid during the period (net of capitalized interest of $1,699, and $1,134, respectively)	$39,508	$37,564

Income taxes paid during the period	$23,960	$4,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and subsidiaries, (the “Company”). The Company’s subsidiaries include subsidiaries which are wholly-owned and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2015 Annual Report on Form 10-K for the year ended December 31, 2015 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements (see Footnotes 3 and 10).

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended March 31,
	2016	2015
Computation of Basic Earnings Per Share:
Income from continuing operations	$115,258	$280,759
Gain on sale of operating properties, net of tax	26,896	32,055
Net income attributable to noncontrolling interests	(1,441)	(2,397)
Preferred stock dividends	(11,555)	(14,573)
Income from continuing operations available to the common shareholders	129,158	295,844
Earnings attributable to participating securities	(629)	(1,341)
Income from continuing operations attributable to common shareholders	128,529	294,503
Loss from discontinued operations attributable to the Company	-	(75)
Net income attributable to the Company’s common shareholders for basic earnings per share	$128,529	$294,428
Weighted average common shares outstanding – basic	412,630	410,433

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.31	$0.72
Loss from discontinued operations	-	-
Net income	$0.31	$0.72

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$128,529	$294,503
Loss from discontinued operations attributable to the Company	-	(75)
Distributions on convertible units	13	817
Net income attributable to the Company’s common shareholders for diluted earnings per share	$128,542	$295,245
Weighted average common shares outstanding – basic	412,630	410,433
Effect of dilutive securities (a):
Equity awards	1,453	3,393
Assumed conversion of convertible units	62	1,570
Shares for diluted earnings per common share	414,145	415,396

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.31	$0.71
Loss from discontinued operations	-	-
Net income attributable to the Company	$0.31	$0.71

(a)

For the three months ended March 31, 2016 and 2015, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.  Additionally, there were 5,235,280 and 6,857,810 stock options that were not dilutive at March 31, 2016 and 2015, respectively.

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

New Accounting Pronouncements –

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position and/or results of operations.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a material effect on the Company’s financial position or results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was anticipated to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position and/or results of operations.

Revisions –

In the fourth quarter of 2015, the Company changed the classification within the Company’s cash flow statement for certain transactions that occurred in the three months ended March 31, 2015 involving the sale of equity interests in entities owning real estate. This change of $53.5 million was reclassified for the three months ended March 31, 2015 for purposes of reflecting comparative periods. The Company believes the new classification is a more meaningful reflection of these transactions and changed the Company’s cash flow from the initially reported amounts to reduce Distributions from joint ventures and other real estate investments within its cash flow from operating activities and increase Distributions from liquidation of real estate joint ventures within its cash flow from investing activities by $53.5 million for the three months ended March 31, 2015.

2. Operating Property Activities

Acquisitions of Real Estate Under Development -

During the three months ended March 31, 2016, the Company acquired, in separate transactions, two additional land parcels adjacent to an existing development project for an aggregate purchase price of $13.0 million.

Dispositions –

During the three months ended March 31, 2016, the Company disposed of seven consolidated operating properties, in separate transactions, for an aggregate sales price of $101.2 million. These transactions resulted in an aggregate gain of $26.9 million, after income tax expense.

Impairments –

During the three months ended March 31, 2016, the Company recognized aggregate impairment charges of $5.8 million which are included in Impairment charges under Operating expenses on the Company’s Condensed Consolidated Statements of Income. These impairment charges resulted from the Company's decision to sell a property. The Company’s estimated fair value was based on a third party offer through a signed contract. (See Footnote 9 for fair value disclosure).

3. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments and advances in various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The table below presents joint venture investments for which the Company held an ownership interest at March 31, 2016 and December 31, 2015 (in millions, except number of properties):

	As of March 31, 2016					As of December 31, 2015
Venture	Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	51	9.2	$2,492.8	$175.8	15.0%	53	9.6	$2,531.6	$175.5
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	47	10.8	1,423.8	130.9	48.6%	47	10.8	1,422.8	131.0
Canada Pension Plan Investment Board (“CPP”) (2) (3)	55.0%	7	2.4	534.7	177.1	55.0%	7	2.4	524.1	195.6
Other Institutional Programs (2)	Various	7	1.0	301.5	5.6	Various	9	1.5	301.5	5.2
Other Joint Venture Programs	Various	38	5.2	776.2	68.2	Various	40	5.2	782.8	64.0
Canadian Properties	Various	28	4.2	502.1	145.0	Various	35	5.9	695.3	171.3
Total		178	32.8	$6,031.1	$702.6		191	35.4	$6,258.1	$742.6

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

(3)

In April 2016, the Company acquired its partner’s interest in one operating property and one development project for a gross purchase price of $299.2 million, including the assumption of $100.0 million in mortgage debt, which encumbered the operating property.

The table below presents the Company’s share of net income for the above investments which is included in the Company’s Condensed Consolidated Statements of Income in Equity in income of joint ventures, net for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
KimPru and KimPru II	$2.2	$1.2
KIR	7.4	7.5
CPP	3.9	2.5
Other Institutional Programs	0.3	1.0
Other Joint Venture Programs (1) (2)	3.0	23.0
Canadian Properties	53.1	62.4
Total	$69.9	$97.6

(1)

During 2013, the Intown portfolio was sold and the Company maintained its guarantee on a portion of debt that was assumed by the buyer at closing. The transaction resulted in a deferred gain to the Company of $21.7 million due to the Company’s continued involvement through its guarantee of the debt. On February 24, 2015, the outstanding debt balance was fully repaid by the buyer and as such, the Company was relieved of its related commitments and guarantee. As a result, the Company recognized the deferred gain of $21.7 million during the three months ended March 31, 2015.

(2)

During the three months ended March 31, 2015, a joint venture in which the Company holds a noncontrolling interest recognized aggregate impairment charges of $2.6 million relating to the pending sale of various land parcels. The Company’s share of these impairment charges was $1.3 million.

The following tables provide a summary of properties and land parcels disposed of through the Company’s real estate joint ventures or sold interest to joint venture partners during the three months ended March 31, 2016 and 2015. These transactions resulted in an aggregate net gain to the Company of $54.1 million and $53.4 million, before income taxes, for the three months ended March 31, 2016 and 2015, respectively, and which are included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31, 2016
	Number of properties	Number of land parcels	Aggregate sales price (in millions)
Other Joint Venture Programs	2	-	$21.6
Canadian Properties	7	-	$322.9

	Three Months Ended March 31, 2015
	Number of properties	Number of land parcels	Aggregate sales price (in millions)
KimPru and KimPru II	1	-	$23.2
Other Joint Venture Programs (1)	1	-	$5.8
Canadian Properties	3	1	$190.7

(1)	The Company acquired the remaining interest in this property during the three months ended March 31, 2015.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2016 and December 31, 2015 (dollars in millions):

	As of March 31, 2016			As of December 31, 2015
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$729.4	5.55%	9.7	$777.1	5.54%	12.6
KIR	808.6	4.61%	60.7	811.6	4.64%	62.3
CPP	149.1	1.97%	22.4	109.9	5.25%	3.5
Other Institutional Programs	215.4	4.91%	17.8	218.5	4.92%	20.5
Other Joint Venture Programs	537.3	5.55%	34.0	540.7	5.61%	36.1
Canadian Properties	241.2	4.33%	52.6	341.3	4.64%	56.4
Total	$2,681.0			$2,799.1

* Average Remaining Term includes extension options.

4. Other Real Estate Investments and Other Assets

Preferred Equity Capital -

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity Program. As of March 31, 2016, the Company’s net investment under the Preferred Equity Program was $201.5 million relating to 410 properties, including 385 net leased properties.  During the three months ended March 31, 2016, the Company earned $10.8 million from its preferred equity investments, including $6.9 million in profit participation earned from a capital transaction.  During the three months ended March 31, 2015, the Company earned $5.6 million from its preferred equity investments.

5. Variable Interest Entities (“VIE”)

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at March 31, 2016, are 19 consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily based on the fact that the unrelated investors do not have substantial kick-out rights to remove the general or managing partner by a vote of a simple majority or less and their participating rights are not substantive. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At March 31, 2016, total assets of these VIEs were $647.9 million and total liabilities were $36.1 million. The classification of these assets are primarily within operating real estate and other assets and the classifications of liabilities are primarily within accounts payable, accrued expenses and mortgages payable.

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

Consolidated Ground-Up Development Project

Included within the Company’s ground-up development projects at March 31, 2016, is an entity that is a VIE, for which the Company is the primary beneficiary. This entity was established to develop real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership and management of the property. This entity was deemed a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest.

At March 31, 2016, total assets of this ground-up development VIE were $75.0 million and total liabilities were $0.1 million. The classification of these assets is primarily within Real estate under development and the classification of liabilities is primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for this ground-up development VIE, aggregating $17.4 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to this VIE that it was not previously contractually required to provide.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at March 31, 2016, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of March 31, 2016, the Company’s investment in this VIE was a negative $7.4 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $7.4 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

6. Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of March 31, 2016, the Company had a total of 12 loans aggregating $24.0 million all of which were identified as performing loans.

7. Notes and Mortgages Payable

Notes Payable -

During the three months ended March 31, 2016, the Company repaid its $300.0 million 5.783% medium term notes, which matured in March 2016.

Mortgages Payable -

During the three months ended March 31, 2016, the Company paid off $101.5 million of mortgage debt (including fair market value adjustment of $0.3 million) that encumbered seven operating properties.

8. Redeemable Noncontrolling Interests

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Balance at January 1,	$86,709	$91,480
Income	1,078	1,522
Distributions	(1,082)	(1,475)
Balance at March 31,	$86,705	$91,527

9. Fair Value Measurements

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable securities (1)	$5,716	$5,771	$7,565	$7,564
Notes payable (2)	$3,660,666	$3,750,443	$3,761,328	$3,820,205
Mortgages payable (3)	$1,501,796	$1,521,165	$1,614,982	$1,629,760

(1)

As of March 31, 2016 and December 31, 2015, the Company determined that $4.1 million and $5.9 million, respectively, of the Marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $1.7 million and $1.7 million, respectively, were classified within Level 3 of the fair value hierarchy.

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

The tables below present the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2016	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$4,060	$4,060	$-	$-
Liabilities:
Interest rate swaps (1)	$2,029	$-	$2,029	$-

	Balance at December 31, 2015	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$5,909	$5,909	$-	$-
Liabilities:
Interest rate swaps (1)	$1,426	$-	$1,426	$-

(1)	Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets

Assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015, are as follows (in thousands):

	Balance at March 31, 2016	Level 1	Level 2	Level 3

Real estate	$13,000	$-	$-	$13,000

	Balance at December 31, 2015	Level 1	Level 2	Level 3

Real estate	$52,439	$-	$-	$52,439

During the three months ended March 31, 2016, the Company recognized impairment charges related to adjustments to property carrying values of $5.8 million. These impairment charges related to an adjustment to the carrying value of a property for which the Company’s estimated fair value was based on a third party offer through a signed contract. During the three months ended March 31, 2015, the Company recognized impairment charges related to adjustments to property carrying values of $6.5 million of which $0.1 million, before noncontrolling interests and income taxes, is included in discontinued operations.

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

10. Preferred Stock and Common Stock

The Company’s outstanding Preferred Stock is detailed below:

As of March 31, 2016 and December 31, 2015
Series of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value
Series I	18,400	16,000	400,000	6.00%	$1.50000	$1.00
Series J	9,000	9,000	225,000	5.50%	$1.37500	$1.00
Series K	8,050	7,000	175,000	5.625%	$1.40625	$1.00
	35,450	32,000	$800,000

During February 2015, the Company established an at the market continuous offering program (the “ATM program”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange (the “NYSE”) or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. During the three months ended March 31, 2016, the Company issued 3,618,831 shares and received proceeds of $100.6 million, net of commissions and fees of $1.0 million. In addition, from April 1, 2016 thru April 13, 2016, the Company issued an additional 1,342,564 shares and received proceeds of $37.9 million, net of commissions and fees of $0.4 million.

11. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2016 and 2015 (in thousands):

	2016	2015
Acquisition of real estate interests by assumption of mortgage debt	$-	$20,800
Acquisition of real estate interests through proceeds held in escrow	$-	$31,738
Proceeds held in escrow through sale of real estate interests	$20,503	$13,855
Issuance of common stock	$91	$486
Surrender of restricted common stock	$(5,908)	$(5,172)
Declaration of dividends paid in succeeding period	$116,631	$111,357
Consolidation of Joint Ventures:
Increase in real estate and other assets	$-	$897,476
Increase in mortgages payable and other liabilities	$-	$637,976

12. Incentive Plans

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

The Company recognized expenses associated with its equity awards of $7.9 million and $8.4 million for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, the Company had $42.6 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.8 years.

13. Accumulated Other Comprehensive Income (“AOCI”)

The following tables display the change in the components of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015:

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Unrealized Gain/(Loss) on Interest Rate Swaps	Total
Balance as of January 1, 2016	$6,616	398	(1,426)	5,588
Other comprehensive income before reclassifications	2,510	2	(604)	1,908
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income	2,510	2	(604)	1,908
Balance as of March 31, 2016	$9,126	400	(2,030)	7,496

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Unrealized Gain/(Loss) on Interest Rate Swaps	Total
Balance as of January 1, 2015	$329	$46,197	$(1,404)	$45,122
Other comprehensive income before reclassifications	(9,532)	15,718	(352)	5,834
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income	(9,532)	15,718	(352)	5,834
Balance as of March 31, 2015	$(9,203)	61,915	(1,756)	50,956

At March 31, 2016, the Company had a net $9.1 million of unrealized cumulative foreign currency translation adjustment (“CTA”) gains relating to its foreign entity investments in Canada. CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under generally accepted accounting principles in the United States, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2015, the Company began selling properties within its Canadian portfolio and as such, the Company may, in the near term, substantially liquidate its remaining investment in Canada, which will require the then unrealized gain on foreign currency translation to be recognized as a benefit to earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates and managements’ ability to estimate the impact thereof, (vii) risks related to the Company’s international operations, (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities , and risks related to acquisitions not performing in accordance with our expectations, (ix) valuation and risks related to the Company’s joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common stock, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges, (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xvi) the risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s current reports on Form 8-K that the Company files with the Securities and Exchange Commission (“SEC”).

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of open-air shopping centers. As of March 31, 2016, the Company had interests in 584 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 92.2 million square feet of gross leasable area (“GLA”), located in 36 states, Puerto Rico and Canada. In addition, the Company had 430 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 6.6 million square feet of GLA.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

	Three Months Ended
	March 31,
	(amounts in millions)
	2016	2015	Change	% change

Revenues from rental property (1)	$293.1	$275.5	$17.6	6.4%

Rental property expenses: (2)
Rent	$2.8	$3.6	$(0.8)	(22.2%)
Real estate taxes	34.5	36.1	(1.6)	(4.4%)
Operating and maintenance	34.6	33.9	0.7	2.1%
	$71.9	$73.6	$(1.7)	(2.3%)

Depreciation and amortization (3)	$84.9	$74.6	$10.3	13.8%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2015, providing incremental revenues for the three months ended March 31, 2016 of $15.7 million, as compared to the corresponding period in 2015 and (ii) the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the three months ended March 31, 2016, of $17.2 million, as compared to the corresponding period in 2015, partially offset by (iii) a decrease in revenues of $15.3 million for the three months ended March 31, 2016, as compared to the corresponding period in 2015, from properties sold during 2016 and 2015.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee, (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses decreased for the three months ended March 31, 2016, as compared to the corresponding period in 2015, primarily due to the disposition of properties in 2016 and 2015, partially offset by the acquisitions of properties during 2015.

(3)

Depreciation and amortization increased for the three months ended March 31, 2016, as compared to the corresponding period in 2015, primarily due to operating property acquisitions in 2015, partially offset by property dispositions.

Management and other fee income decreased $3.8 million for the three months ended March 31, 2016, as compared to the corresponding period in 2015. This decrease is primarily attributable to (i) the sale of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2016 and 2015, and (ii) a decrease in enhancement fee income related to the Company’s prior investment in InTown Suites of $1.2 million for the three months ended March 31, 2016, as compared to the corresponding period in 2015, resulting from the repayment of debt that was previously guaranteed by the Company.

During the three months ended March 31, 2016, the Company recognized impairment charges related to adjustments to property carrying values of $5.8 million. These impairment charges of $5.8 million related to an adjustment to the carrying value of a property for which the Company’s estimated fair value was based on a third party offer through a signed contract. During the three months ended March 31, 2015, the Company recognized impairment charges related to adjustments to property carrying values of $6.5 million of which $0.1 million, before noncontrolling interests and income taxes, is included in discontinued operations. The adjustments to property carrying values for 2016 and 2015 were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Equity in income of joint ventures, net decreased $27.6 million for the three months ended March 31, 2016, as compared to the corresponding period in 2015. This decrease is primarily due to a decrease in gains of $21.6 million resulting from the sale of properties within various joint venture investments during the three months ended March 31, 2016, as compared to the corresponding period in 2015, and the recognition of a deferred gain from the Company’s previous investment in InTown Suites during the quarter ended March 31, 2015, and (ii) lower equity in income resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2016 and 2015.

During the three months ended March 31, 2015, the Company acquired 40 properties from joint ventures in which the Company had noncontrolling interests. The Company recorded a net gain on change in control of interests of $139.8 million related to the fair value adjustment associated with its previously held equity interests in these properties.

Equity in income from other real estate investments, net decreased $3.6 million for the three months ended March 31, 2016, as compared to the corresponding period in 2015. This decrease is primarily due to (i) a decrease of $5.5 million in earnings from the Company’s Preferred Equity Program during the three months ended March 31, 2016 primarily resulting from the sale of the Company’s interests in certain preferred equity investments during 2016 and 2015 and (ii) a decrease in equity in income of $4.9 million resulting from a cash distribution received in excess of the Company’s carrying basis in 2015, partially offset by (iii) an increase of $6.9 million in profit participation from the Company’s Preferred Equity Program from a capital transaction during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company disposed of seven consolidated operating properties, in separate transactions, for an aggregate sales price of $101.2 million. These transactions resulted in an aggregate gain of $26.9 million, after income tax expense.

During the three months ended March 31, 2015, the Company disposed of 39 operating properties and three land parcels, in separate transactions, for an aggregate sales price of $96.5 million. These transactions resulted in an aggregate gain of $32.1 million and aggregate impairment charges of $0.6 million.

Net income attributable to the Company was $140.7 million and $310.3 million for the three months ended March 31, 2016 and 2015, respectively. On a diluted per share basis, net income was $0.31 for the three month period ended March 31, 2016, as compared to $0.71 for the three month period ended March 31, 2015. These changes are primarily attributable to (i) a decrease in net gain on change in control of interests related to the fair value adjustment associated with the Company’s previously held equity interests in properties acquired from various joint ventures, (ii) a decrease in equity in income of joint ventures, net, resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2016 and 2015, (iii) the disposition of operating properties during 2016 and 2015 and (iv) an increase in depreciation and amortization, partially offset by (v) incremental earnings due to the acquisition of operating properties during 2015 and increased profitability from the Company’s operating properties.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At March 31, 2016, the Company’s five largest tenants were TJX Companies, The Home Depot, Bed Bath & Beyond, Royal Ahold, and Albertsons, which represented 3.3%, 2.5%, 2.0%, 2.0% and 1.9%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility with bank commitments of $1.75 billion which can be increased to $2.25 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Net cash flow provided by operating activities	$137.0	$163.1
Net cash flow provided by/(used for) investing activities	$127.8	$(607.5)
Net cash flow (used for)/provided by financing activities	$(232.3)	$478.0

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Cash flows provided by operating activities for the three months ended March 31, 2016, were $137.2 million, as compared to $163.1 million for the comparable period in 2015.  This change of $26.1 million is primarily attributable to (i) changes in operating assets and liabilities due to timing of receipts and payments and (ii) a decrease in operational distributions from the Company’s joint venture programs, due to the sale of certain joint ventures during 2016 and 2015, partially offset by (iii) an increase of cash flow from the diverse portfolio of rental properties and (iv) an increase due to new leasing, expansion and re-tenanting of core portfolio properties.

Investing Activities

Cash flows provided by investing activities for the three months ended March 31, 2016, were $127.8 million, as compared to cash flows used for investing activities of $607.5 million for the comparable period in 2015. This change of $735.3 million resulted primarily from (i) a decrease in acquisition of operating real estate and other related net assets of $525.8 million, (ii) a decrease in investment in other investments of $190.3 million related to the Company’s KRS AB Acquisition, LLC joint venture investment in Safeway Inc. during 2015, (iii) an increase in reimbursements of investments and advances to real estate joint ventures of $20.7 million, (iv) an increase in return on investment from liquidation of real estate joint ventures of $19.1 million due to the liquidation of certain Canadian joint ventures in 2016, as compared to the corresponding period in 2015 and (v) a decrease in investments and advances to real estate joint ventures of $12.2 million, partially offset by (vi) a decrease in reimbursements of investments and advances to other real estate investments of $15.0 million and (vii) an increase in acquisition of real estate under development of $12.9 million.

Acquisitions of Operating Real Estate and Other Related Net Assets-

During the three months ended March 31, 2016 and 2015, the Company expended $11.4 million and $537.2 million, respectively, towards the acquisition of operating real estate properties. The Company’s strategy is to continue to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates acquiring approximately $450.0 million to $550.0 million of operating properties during 2016. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities, assumption of mortgage debt, if applicable, and availability under the Company’s revolving line of credit.

Improvements to Operating Real Estate -

During the three months ended March 31, 2016 and 2015, the Company expended $32.9 million and $29.9 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Redevelopment/renovations	$19,661	$14,225
Tenant improvements/tenant allowances	9,684	13,048
Other	3,521	2,615
Total	$32,866	$29,888

Additionally, during the three months ended March 31, 2016 and 2015, the Company capitalized interest of $1.7 million and $1.1 million, respectively, and capitalized payroll of $0.9 million and $1.1 million, respectively, in connection with the Company’s improvements of real estate.

During the three months ended March 31, 2016 and 2015, the Company capitalized personnel costs of $3.1 million and $3.0 million, respectively, relating to deferred leasing costs.

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

Ground-Up Development-

The Company is engaged in select ground-up development projects, which are expected to be held as long-term investments by the Company. As of March 31, 2016, the Company had in progress a total of six consolidated ground-up development projects located in the U.S. The Company anticipates its capital commitment toward these development projects during 2016 will be approximately $75.0 million to $125.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit. The Company anticipates costs to complete these projects to be approximately $260.0 million to $270.0 million. Additionally, during the three months ended March 31, 2016, the Company capitalized interest of $0.9 million, real estate taxes of $0.3 million and payroll of $0.3 million, in connection with these ground-up development projects.

Investments and Advances to Real Estate Joint Ventures -

During the three months ended March 31, 2016, the Company expended $17.5 million for investments and advances to real estate joint ventures, primarily related to the repayment of mortgage debt and received $28.3 million from reimbursements of investments and advances to real estate joint ventures. In addition, the Company received proceeds of $90.9 million from the liquidation of real estate joint ventures, including refinancing of debt, sales of properties, and return of investment from liquidation.

Financing Activities

Cash flows used for financing activities for the three months ended March 31, 2016, were $232.3 million, as compared to cash flows provided by financing activities of $478.0 million for the comparable period in 2015.  This change of $710.3 million resulted primarily from (i) a decrease in proceeds from issuance of unsecured term loan/notes of $1.0 billion, (ii) a decrease in contributions from noncontrolling interests, net of $105.5 million, primarily relating to the joint venture investment in Safeway and (iii) an increase in principal payments of $51.9 million, partially offset by (iv) a decrease in repayments under unsecured term loan/notes of $200.0 million, (v) an increase in borrowings/repayments, net under the Company’s unsecured revolving credit facility of $140.0 million and (vi) an increase in proceeds from issuance of stock of $101.2 million.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks. The Company has noticed a continuing trend that, although pricing remains dependent on specific deal terms, generally spreads for non-recourse mortgage financing have been widening due to global economic issues. However, the unsecured debt markets are functioning well and credit spreads are at manageable levels.

Debt maturities for the remainder of 2016 consist of: $371.7 million of consolidated debt, $936.4 million of unconsolidated joint venture debt and $55.3 million of debt on properties included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available. The 2016 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s revolving credit facility (which at March 31, 2016, had $1.6 billion available) and debt refinancing. The 2016 debt maturities on properties in the Company’s unconsolidated joint ventures and Preferred Equity Program are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its investment-grade debt ratings. The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $10.8 billion. Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

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

Additionally during February 2015, the Company established an at the market continuous offering program (the “ATM program”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the NYSE or otherwise (i) at market prices prevailing at the time of sale (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. During the three months ended March 31, 2016, the Company issued 3,618,831 shares and received proceeds of $100.6 million, net of commissions and fees of $1.0 million. In addition, from April 1, 2016 through April 13, 2016, the Company issued an additional 1,342,564 shares and received proceeds of $37.9 million, net of commissions and fees of $0.4 million.

Medium Term Notes (“MTN”) and Senior Notes –

The Company’s supplemental indentures governing its MTN and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 3/31/16
Consolidated Indebtedness to Total Assets	<65%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	11%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	6.8x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.8x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; and the Seventh Supplemental Indenture dated as of April 24, 2014, each as filed with the SEC. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2015 for specific filing information.

During the three months ended March 31, 2016, the Company repaid its $300.0 million 5.783% medium term notes, which matured in March 2016.

Credit Facility -

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2019. The Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points (1.26% as of March 31, 2016) on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of March 31, 2016, the Credit Facility had a balance of $180.0 million outstanding and $0.8 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 3/31/16
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	41%
Total Priority Indebtedness to GAV	<35%	11%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.64x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.53x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of March 17, 2014, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2014.

Term Loan –

The Company has a $650.0 million unsecured term loan (“Term Loan’) which is scheduled to mature in January 2017, with three one-year extension options at the Company’s discretion, and accrues interest at a spread (currently 95 basis points) to LIBOR or at the Company’s option at a base rate as defined per the agreement (1.39% at March 31, 2016). Pursuant to the terms of the credit agreement for the Term Loan, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. The term loan covenants are similar to the Credit Facility covenants described above.

Mortgages Payable –

During the three months ended March 31, 2016, the Company paid off $101.5 million of mortgage debt (including a fair market value adjustment of $0.3 million) that encumbered seven operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects. As of March 31, 2016, the Company had over 340 unencumbered property interests in its portfolio.

Other –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the three months ended March 31, 2016 and 2015 were $117.0 million and $113.4 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  On February 2, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.255 per common share payable to shareholders of record on April 5, 2016, which was paid on April 15, 2016. Additionally, on April 26, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.255 per common share payable to shareholders of record on July 6, 2016, which is scheduled to be paid on July 15, 2016.

Funds From Operations

Funds from operations is a supplemental non-GAAP measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations as net income/(loss) attributable to common shareholders computed in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding (i) gains or losses from sales of operating real estate assets and change in control of interests, plus (ii) depreciation and amortization of operating properties and (iii) impairment of depreciable real estate and in substance real estate equity investments and (iv) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect funds from operations on the same basis.

The Company presents funds from operations available to common shareholders (“FFO”) as it considers it an important supplemental measure of our operating performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting results. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

The Company also presents FFO available to common shareholders as adjusted (“FFO as adjusted”) as an additional supplemental measure as it believes it is more reflective of the Company’s core operating performance. The Company believes FFO as adjusted provides investors and analysts an additional measure in comparing the Company’s performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. FFO as adjusted is generally calculated by the Company as FFO excluding certain transactional income and expenses and non-operating impairments which management believes are not reflective of the results within the Company’s operating real estate portfolio.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three months ended March 31, 2016 and 2015, is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Net income available to common shareholders	$129,158	$295,769
Gain on disposition of operating property, net of tax and noncontrolling interests	(26,863)	(32,055)
Gain on disposition of joint venture operating properties and change in control of interests	(45,665)	(205,752)
Depreciation and amortization - real estate related	82,451	72,156
Depreciation and amortization - real estate joint ventures, net of noncontrolling interests	13,217	17,707
Impairment of operating properties, net of tax and noncontrolling interests	5,924	5,653
FFO available to common shareholders	158,222	153,478
Transactional (income)/expense:
Profit participation from other real estate investments	(5,707)	(2,131)
Gains from land sales, net of tax	(1,073)	(2,854)
Acquisition costs, net of tax	361	736
Distributions in excess of Company’s investment basis	-	(3,044)
Impairment of other investments, net of tax and noncontrolling interest	1,058	1,300
Other income, net	-	(310)
Total transactional income, net	(5,361)	(6,303)
FFO available to common shareholders as adjusted	$152,861	$147,175
Weighted average shares outstanding for FFO calculations:
Basic	412,630	410,433
Units	853	1,484
Dilutive effect of equity awards	1,452	3,393
Diluted	414,935 (1)	415,310

FFO per common share – basic	$0.38	$0.37
FFO per common share – diluted	$0.38 (1)	$0.37
FFO as adjusted per common share – basic	$0.37	$0.36
FFO as adjusted per common share – diluted	$0.37 (1)	$0.36

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $217 and $785 for the three months ended March 31, 2016 and 2015, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

U.S. Same Property Net Operating Income (“U.S. same property NOI”)

U.S. same property NOI is a supplemental non-GAAP financial measure of real estate companies’ operating performance and should not be considered an alternative to net income in accordance with GAAP or as a measure of liquidity. U.S. same property NOI is considered by management to be an important performance measure of the Company’s operations and management believes that it is frequently used by securities analysts and investors as a measure of the Company’s operating performance because it includes only the net operating income of U.S. properties that have been owned for the entire current and prior year reporting periods including those properties under redevelopment and excludes properties under development and pending stabilization. Properties are deemed stabilized at the earlier of (i) reaching 90% leased or (ii) one year following a projects inclusion in operating real estate. U.S. same property NOI assists in eliminating disparities in net income due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of the Company's properties.

U.S. same property NOI is calculated using revenues from rental properties (excluding straight-line rent adjustments, lease termination fees, amortization of above/below market rents and includes charges for bad debt) less operating and maintenance expense, real estate taxes and rent expense plus the Company’s proportionate share of U.S. same property NOI from U.S. unconsolidated real estate joint ventures, calculated on the same basis. The Company’s method of calculating U.S. same property NOI may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a reconciliation of the Company’s Income from continuing operations to U.S. same property NOI (in thousands):

	Three Months Ended March 31,
	2016	2015
Income from continuing operations	$115,258	$280,759
Adjustments:
Management and other fee income	(4,111)	(7,950)
General and administrative expenses	31,929	32,705
Impairment charges	5,840	6,391
Depreciation and amortization	84,856	74,569
Interest and other expense, net	52,621	52,210
Provision for income taxes, net	12,112	12,717
Gain on change in control of interests, net	-	(139,801)
Equity in income of other real estate investments, net	(10,799)	(14,369)
Non same property net operating income	(35,725)	(39,691)
Non-operational expense from joint ventures, net	(25,065)	(33,868)
U.S. same property NOI	$226,916	$223,672

U.S. same property NOI increased by $3.2 million or 1.5% for the three months ended March 31, 2016, as compared to the corresponding period in 2015. This increase is primarily the result of (i) an increase of $4.5 million related to lease-up and rent commencements in the portfolio and (ii) an increase in other property income of $0.3 million, partially offset by (ii) an increase of $1.6 million of credit losses.

Leasing Activity

During the three months ended March 31, 2016, the Company executed 276 leases totaling over 2.2 million square feet in the Company’s consolidated operating portfolio comprised of 89 new leases and 187 renewals and options. The leasing costs associated with new leases are estimated to aggregate $8.2 million or $27.32 per square foot. These costs include $5.8 million of tenant improvements and $2.4 million of leasing commissions. The average rent per square foot on new leases was $22.30 and on renewals and options was $14.59.

Tenant Lease Expirations

The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	185	775	$11,926	1.4%
2016	441	2,188	$35,243	4.3%
2017	975	7,025	$109,860	13.3%
2018	897	6,510	$99,387	12.1%
2019	850	6,538	$96,552	11.7%
2020	808	6,246	$93,331	11.3%
2021	554	5,347	$74,047	9.0%
2022	285	3,468	$45,608	5.5%
2023	249	3,220	$44,261	5.4%
2024	231	3,045	$47,472	5.8%
2025	229	2,205	$35,133	4.3%
2026	181	3,472	$43,950	5.3%

(1)	Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of March 31, 2016, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars and Canadian dollars (CAD) as indicated by geographic description (amounts are USD equivalent in millions).

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
U.S. Dollar Denominated
Secured Debt
Fixed Rate	$371.7	$571.3	$98.8	$3.0	$106.7	$315.6	$1,467.1	$1,486.5
Average Interest Rate	6.20%	5.80%	4.75%	5.29%	5.42%	4.98%	5.63%

Variable Rate	$-	$-	$34.7	$-	$-	$-	$34.7	$34.7
Average Interest Rate	-	-	2.79%	-	-	-	2.79%

Unsecured Debt
Fixed Rate	$-	$290.6	$299.2	$298.9	$-	$1,678.0	$2,566.7	$2,639.6
Average Interest Rate	-	5.70%	4.30%	6.88%	-	3.46%	4.20%

Variable Rate	$-	$649.1	$176.3	$-	$-	$-	$825.4	$823.6
Average Interest Rate	-	1.39%	1.26%	-	-	-	1.36%

Canadian Dollar Denominated
Unsecured Debt
Fixed Rate	$-	$-	$115.2	$-	$153.4	$-	$268.6	$287.2
Average Interest Rate	-	-	5.99%	-	3.86%	-	4.77%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $2.2 million for the three months ended March 31, 2016, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments and respective cumulated translation adjustments (“CTA”) as of March 31, 2016.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents, CTA balances are shown in U.S. dollars:

Foreign Investment (in millions)
Country	Local Currency	U.S. Dollars	CTA Gain
Mexican real estate investments (MXN)	274.1	$18.9	$-
Canadian real estate investments (CAD)	240.8	$185.5	$9.1

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Currency fluctuations between local currency and the U.S. dollar, for investments for which the Company has determined that the local currency is the functional currency, for the period in which the Company held its investment result in a CTA. This CTA is recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. The Company’s aggregate CTA net gain balance at March 31, 2016, is $9.1 million.

Under GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. The Company may, in the near term, substantially liquidate its investment in Canada, which will require the then unrealized gain on foreign currency translation to be recognized as earnings.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities - During the three months ended March 31, 2016, the Company repurchased 222,865 shares in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. The Company expended approximately $5.9 million to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2016 – January 31, 2016	35,768	$26.46	-	$-
February 1, 2016 - February 29, 2016	186,476	$26.37	-	-
March 1, 2016 – March 31, 2016	621	$27.78	-	-
Total	222,865	$26.39	-	$-

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

12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

April 29, 2016	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

April 29, 2016	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer