Form 10-Q
period 2016-06-30
KIMCO REALTY CORP
filed 2016-07-29
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 19, 2016, the registrant had 420,051,589 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	June 30,	December 31,
	2016	2015
Assets:
Operating real estate, net of accumulated depreciation of $2,199,725 and $2,115,320, respectively	$9,171,988	$9,274,299
Investments and advances in real estate joint ventures	519,268	742,559
Real estate under development	293,306	179,190
Other real estate investments	204,062	215,836
Mortgages and other financing receivables	23,815	23,824
Cash and cash equivalents	337,815	189,534
Marketable securities	7,006	7,565
Accounts and notes receivable	172,702	175,252
Other assets	662,470	536,112
Total assets	$11,392,432	$11,344,171

Liabilities:
Notes payable	$3,728,629	$3,761,328
Mortgages payable	1,460,188	1,614,982
Dividends payable	116,857	115,182
Other liabilities	555,299	584,019
Total liabilities	5,860,973	6,075,511
Redeemable noncontrolling interests	86,774	86,709

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 6,029,100 shares 32,000 shares issued and outstanding (in series) Aggregate liquidation preference $800,000	32	32
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 419,997,765 and 413,430,756 shares, respectively	4,200	4,134
Paid-in capital	5,768,093	5,608,881
Cumulative distributions in excess of net income	(465,348)	(572,335)
Accumulated other comprehensive income	7,150	5,588
Total stockholders' equity	5,314,127	5,046,300
Noncontrolling interests	130,558	135,651
Total equity	5,444,685	5,181,951
Total liabilities and equity	$11,392,432	$11,344,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues
Revenues from rental properties	$287,115	$289,080	$580,206	$564,586
Management and other fee income	4,373	4,981	8,484	12,931

Total revenues	291,488	294,061	588,690	577,517

Operating expenses
Rent	2,728	3,012	5,546	6,566
Real estate taxes	35,791	36,700	70,263	72,772
Operating and maintenance	33,223	36,109	67,776	70,011
General and administrative expenses	29,928	29,307	61,857	62,012
Provision for doubtful accounts	1,185	1,107	4,660	3,404
Impairment charges	52,213	15,459	58,053	21,850
Depreciation and amortization	82,753	80,155	167,609	154,724
Total operating expenses	237,821	201,849	435,764	391,339

Operating income	53,667	92,212	152,926	186,178

Other income/(expense)
Mortgage financing income	414	916	824	2,052
Interest, dividends and other investment income	644	32,102	350	32,319
Other (expense)/income, net	(2,070)	470	(2,356)	(515)
Interest expense	(50,479)	(56,130)	(102,930)	(108,708)

Income from continuing operations before income taxes, equity in income of joint ventures, gain on change in control of interests and equity in income of other real estate investments	2,176	69,570	48,814	111,326

Benefit/(provision) for income taxes, net	246	3,628	(11,866)	(9,089)
Equity in income of joint ventures, net	108,685	22,364	178,618	119,914
Gain on change in control of interests, net	46,512	-	46,512	139,801
Equity in income of other real estate investments, net	7,959	5,548	18,758	19,917

Income from continuing operations	165,578	101,110	280,836	381,869

Discontinued operations
Loss from discontinued operating properties, net of tax	-	-	-	(15)
Impairment/loss on operating properties, net of tax	-	-	-	(60)
Loss from discontinued operations	-	-	-	(75)

Gain on sale of operating properties, net of tax	39,268	26,499	66,164	58,554

Net income	204,846	127,609	347,000	440,348

Net income attributable to noncontrolling interests	(1,437)	(609)	(2,878)	(3,006)

Net income attributable to the Company	203,409	127,000	344,122	437,342

Preferred dividends	(11,555)	(14,573)	(23,110)	(29,146)

Net income available to the Company's common shareholders	$191,854	$112,427	$321,012	$408,196

Per common share:
Income from continuing operations:
-Basic	$0.46	$0.27	$0.77	$0.99
-Diluted	$0.46	$0.27	$0.77	$0.98
Net income attributable to the Company:
-Basic	$0.46	$0.27	$0.77	$0.99
-Diluted	$0.46	$0.27	$0.77	$0.98

Weighted average shares:
-Basic	417,748	411,317	415,189	411,057
-Diluted	419,302	413,086	416,732	413,148

Amounts attributable to the Company's common shareholders:
Income from continuing operations	$191,854	$112,427	$321,012	$408,271
Loss from discontinued operations	-	-	-	(75)
Net income	$191,854	$112,427	$321,012	$408,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$204,846	$127,609	$347,000	$440,348
Other comprehensive income:
Change in unrealized gain on marketable securities	(35)	(54,265)	(33)	(38,547)
Change in unrealized loss on interest rate swaps	(155)	406	(759)	55
Change in foreign currency translation adjustment, net	(156)	997	2,354	(8,536)
Other comprehensive (loss)/income:	(346)	(52,862)	1,562	(47,028)

Comprehensive income	204,500	74,747	348,562	393,320

Comprehensive income attributable to noncontrolling interests	(1,437)	(609)	(2,878)	(3,006)

Comprehensive income attributable to the Company	$203,063	$74,138	$345,684	$390,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess of	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Net Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2015	$(1,006,578)	$45,122	102	$102	411,820	$4,118	$5,732,021	$4,774,785	$126,980	$4,901,765

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	66,163	66,163

Comprehensive income:
Net income	437,342	-	-	-	-	-	-	437,342	3,006	440,348
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	(38,547)	-	-	-	-	-	(38,547)	-	(38,547)
Change in unrealized loss on interest rate swaps	-	55	-	-	-	-	-	55	-	55
Change in foreign currency translation adjustment, net	-	(8,536)	-	-	-	-	-	(8,536)	-	(8,536)

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(3,045)	(3,045)
Dividends ($0.48 per common share; $0.8625 per
Class H Depositary Share and $0.7500 per
Class I Depositary Share, and $0.6875 per
Class J Depositary Share. and $0.7032 per
Class K Depositary Share, respectively)	(227,335)							(227,335)	-	(227,335)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(6,093)	(6,093)
Issuance of common stock, net	-	-	-	-	781	8	480	488	-	488
Surrender of restricted stock	-	-	-	-	(214)	(2)	(5,290)	(5,292)	-	(5,292)
Exercise of common stock options	-	-	-	-	732	7	13,465	13,472	-	13,472
Sale of interests in investments, net of tax of $16.0 million	-	-	-	-	-	-	23,993	23,993	-	23,993
Acquisition of noncontrolling interests	-	-	-	-	-	-	(6,080)	(6,080)	(25,083)	(31,163)
Amortization of equity awards	-	-	-	-	-	-	9,241	9,241	-	9,241
Balance, June 30, 2015	$(796,571)	$(1,906)	102	$102	413,119	$4,131	$5,767,830	$4,973,586	$161,928	$5,135,514

Balance, January 1, 2016	$(572,335)	$5,588	32	$32	413,431	$4,134	$5,608,881	$5,046,300	$135,651	$5,181,951

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	475	475

Comprehensive income:
Net income	344,122	-	-	-	-	-	-	344,122	2,878	347,000
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	(33)	-	-	-	-	-	(33)	-	(33)
Change in unrealized loss on interest rate swaps	-	(759)	-	-	-	-	-	(759)	-	(759)
Change in foreign currency translation adjustment, net	-	2,354	-	-	-	-	-	2,354	-	2,354
								-
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(2,147)	(2,147)
Dividends ($0.510 per common share; $0.7500 per
Class I Depositary Share, and $0.6875 per
Class J Depositary Share. and $0.7032 per
Class K Depositary Share, respectively)	(237,135)	-	-	-	-	-	-	(237,135)	-	(237,135)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(6,299)	(6,299)
Issuance of common stock, net	-	-	-	-	5,839	59	139,068	139,127	-	139,127
Surrender of restricted stock	-	-	-	-	(251)	(3)	(6,439)	(6,442)	-	(6,442)
Exercise of common stock options	-	-	-	-	979	10	17,462	17,472	-	17,472
Amortization of equity awards	-	-	-	-	-	-	9,121	9,121	-	9,121
Balance, June 30, 2016	$(465,348)	$7,150	32	$32	419,998	$4,200	$5,768,093	$5,314,127	$130,558	$5,444,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flow from operating activities:
Net income	$347,000	$440,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,609	154,724
Impairment charges	58,053	21,931
Equity award expense	11,552	12,154
Gain on sale of operating properties	(72,101)	(58,731)
Gain on sale of marketable securities	-	(32,435)
Gain on change in control of interests, net	(46,512)	(139,801)
Equity in income of joint ventures, net	(178,618)	(119,914)
Equity in income from other real estate investments, net	(18,758)	(19,917)
Distributions from joint ventures and other real estate investments	54,029	66,076
Change in accounts and notes receivable	2,551	(5,383)
Change in accounts payable and accrued expenses	(4,697)	(381)
Change in Canadian withholding tax receivable	(66,911)	(6,743)
Change in other operating assets and liabilities	(37,350)	(25,933)
Net cash flow provided by operating activities	215,847	285,995

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(95,801)	(586,321)
Improvements to operating real estate	(70,333)	(72,642)
Acquisition of real estate under development	(50,778)	-
Improvements to real estate under development	(18,448)	(4,362)
Investment in marketable securities	(1,325)	(257)
Proceeds from sale/repayments of marketable securities	1,850	59,318
Investments and advances to real estate joint ventures	(26,160)	(57,148)
Reimbursements of investments and advances to real estate joint ventures	56,431	41,380
Distributions from liquidation of real estate joint ventures	136,005	53,450
Return of investment from liquidation of real estate joint ventures	149,296	20,889
Investment in other real estate investments	(233)	(458)
Reimbursements of investments and advances to other real estate investments	10,475	22,887
Collection of mortgage loans receivable	461	50,729
Investment in other investments	-	(190,278)
Reimbursements of other investments	500	-
Proceeds from sale of operating properties	214,858	183,332
Proceeds from sale of development properties	4,551	-
Net cash flow provided by/(used for) investing activities	311,349	(479,481)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(233,303)	(308,728)
Principal payments on rental property debt	(10,380)	(14,628)
Proceeds under the unsecured revolving credit facility, net	100,019	125,000
Proceeds from issuance of unsecured term loan/notes	150,000	1,000,000
Repayments under unsecured term loan/notes	(300,000)	(500,000)
Financing origination costs	(4,697)	(10,218)
Change in tenants' security deposits	963	1,315
Contributions from noncontrolling interests	-	106,154
Redemption of noncontrolling interests	(2,572)	(33,348)
Dividends paid	(235,458)	(227,023)
Proceeds from issuance of stock, net	156,513	13,472
Net cash flow (used for)/provided by financing activities	(378,915)	151,996

Change in cash and cash equivalents	148,281	(41,490)

Cash and cash equivalents, beginning of period	189,534	187,322
Cash and cash equivalents, end of period	$337,815	$145,832

Interest paid during the period (net of capitalized interest of $3,762, and $2,424, respectively)	$111,761	$112,582

Income taxes paid during the period (net of refunds received of $18,723 and $0, respectively)	$94,639	$10,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and subsidiaries, (the “Company”). The Company’s subsidiaries include subsidiaries which are wholly-owned and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2015 Annual Report on Form 10-K for the year ended December 31, 2015 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements (see Footnote 8).

Income Taxes -

The Company elected status as a Real Estate Investment Trust (a “REIT”) for federal income tax purposes beginning in its taxable year ended December 31, 1991 and operates in a manner that enables the Company to maintain its status as a REIT.  As a REIT, with respect to each taxable year, the Company must distribute at least 90 percent of its taxable income (excluding capital gain) and will not pay federal income taxes on the amount distributed to its shareholders.  The Company is not generally subject to federal income taxes if it distributes 100 percent of its taxable income.  Most states, where the Company holds investments in real estate, conform to the federal rules recognizing REITs.  Certain subsidiaries have made a joint election with the Company to be treated as taxable REIT subsidiaries (“TRSs”), which permit the Company to engage in certain business activities which the REIT may not conduct directly.  The Company’s TRSs include Kimco Realty Services Inc. ("KRS"), Kimco Insurance Company (“KIC,” and together with KRS, “KRS Consolidated”) and the consolidated entity, Blue Ridge Real Estate Company/Big Boulder Corporation.  A TRS is subject to federal and state income taxes on its income, and the Company includes a provision for taxes in its condensed consolidated financial statements.  The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiaries. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

As part of the Company’s overall strategy to simplify its business model and transfer ownership of desirable long-term shopping center assets as well as the Company’s investment in Albertsons to the REIT, the Company, effective August 1, 2016, will merge KRS into a wholly-owned Limited Liability Company (“LLC”) of the Company (the “Merger”). The Company analyzed the individual assets of KRS and determined that substantially all of KRS’s assets constitute real estate assets and investments that can be directly owned by the Company without adversely affecting the Company’s status as a REIT.  Any non-REIT qualifying assets or activities will be transferred to and would reside in a newly formed TRS.

Under generally accepted accounting principles in the United States of America a reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result of the Merger, the realization of the Company’s net deferred tax asset is not deemed likely and as such, the Company will be required to record a full valuation allowance on the net deferred tax asset that exists at the time of the Merger. As of June 30, 2016, the Company had a net deferred tax asset of $66.4 million.

The Company has also analyzed each investment within KRS to determine which assets the Company intends to hold as long- term investments and which assets the Company would consider disposing of in the short term. As a result of this evaluation, the Company has identified four KRS operating properties which will be marketed for sale over the next 12 months and for which the book basis exceeded the estimated fair value. Due to the re-evaluation of the anticipated hold period for these four assets the Company has recorded an aggregate impairment charge of $50.7 million, before income taxes of $21.1 million, for the three months ended June 30, 2016 (see Footnote 2).

In connection with the Merger, the Company has also prepared an analysis of the estimated built-in tax gains and built-in tax losses inherent in each asset.  Property that becomes REIT property in a merger transaction is subject to tax during a recognition period, and, as a result, the REIT is subject to corporate-level taxation up to the net built-in gain amount resulting from the sale of KRS investments within five years from the merger date (the recognition period). The Company compared estimated values to tax basis for each property to determine the built-in tax gain (value over basis) or the built-in tax loss (basis over value) and determined KRS’s share based on its ownership percentage, which could be subject to corporate level taxes if the Company disposes of any assets previously held by KRS during the five years following the Merger date.

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Computation of Basic Earnings Per Share:
Income from continuing operations	$165,578	$101,110	$280,836	$381,869
Gain on sale of operating properties, net of tax	39,268	26,499	66,164	58,554
Net income attributable to noncontrolling interests	(1,437)	(609)	(2,878)	(3,006)
Preferred stock dividends	(11,555)	(14,573)	(23,110)	(29,146)
Income from continuing operations available to the common shareholders	191,854	112,427	321,012	408,271
Earnings attributable to participating securities	(1,067)	(458)	(1,701)	(1,940)
Income from continuing operations attributable to common shareholders	190,787	111,969	319,311	406,331
Loss from discontinued operations attributable to the Company	-	-	-	(75)
Net income attributable to the Company’s common shareholders for basic earnings per share	190,787	$111,969	$319,311	$406,256
Weighted average common shares outstanding – basic	417,748	411,317	415,189	411,057

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.46	$0.27	$0.77	$0.99
Loss from discontinued operations	-	-	-	-
Net income	$0.46	$0.27	$0.77	$0.99

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders	$190,787	$111,969	$319,311	$406,331
Loss from discontinued operations attributable to the Company	-	-	-	(75)
Distributions on convertible units	28	139	47	373
Net income attributable to the Company’s common shareholders for diluted earnings per share	$190,815	$112,108	$319,358	$406,629
Weighted average common shares outstanding – basic	417,748	411,317	415,189	411,057
Effect of dilutive securities (a):
Equity awards	1,457	1,103	1,450	1,281
Assumed conversion of convertible units	97	666	93	810
Shares for diluted earnings per common share	419,302	413,086	416,732	413,148

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.46	$0.27	$0.77	$0.98
Loss from discontinued operations	-	-	-	-
Net income attributable to the Company	$0.46	$0.27	$0.77	$0.98

(a)

For the three and six months ended June 30, 2016 and 2015, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.  At June 30, 2016 and 2015 the Company had outstanding stock options that were not dilutive of 5,108,530 and 6,802,560, respectively.

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

New Accounting Pronouncements –

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The update simplifies several aspects of accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a material effect on the Company’s financial position and/or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position and/or results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was anticipated to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Subsequently, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”, which further clarifies the implementation guidance on principal versus agent considerations”, and in April 2016, the FASB issued ASU 2016-10, “Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing”, an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, “Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients”, which includes amendments for enhanced clarification of the guidance. Early adoption is permitted as of the original effective date. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position and/or results of operations.

Revisions –

In the fourth quarter of 2015, the Company changed the classification within the Company’s cash flow statement for certain transactions that occurred in the six months ended June 30, 2015, involving the sale of equity interests in entities owning real estate. This change of $53.5 million was reclassified for the six months ended June 30, 2015, for purposes of reflecting comparative periods. The Company believes the new classification is a more meaningful reflection of these transactions and changed the Company’s cash flow from the initially reported amounts to reduce Distributions from joint ventures and other real estate investments within its cash flow from operating activities and increase Distributions from liquidation of real estate joint ventures within its cash flow from investing activities by $53.5 million for the six months ended June 30, 2015.

2. Operating Property Activities

Acquisitions of Operating Real Estate -

During the six months ended June 30, 2016, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Other*	Total	GLA**
Jericho Atrium	Jericho, NY	Apr-16	$29,750	$-	$-	$29,750	147
Oakwood Plaza (1)	Hollywood, FL	Apr-16	53,412	100,000	61,588	215,000	899
			$83,162	$100,000	$61,588	$244,750	1,046

* Includes the Company’s previously held equity interest investment.

** Gross leasable area ("GLA")

(1)

The Company acquired from its partner the remaining ownership interest in one property that was held in a joint venture in which the Company has a 55.0% noncontrolling interest. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, recognized a gain on change in control of interest of $46.5 million resulting from the fair value adjustment associated with the Company’s previously held equity interest, which is reflected in the purchase price above in Other.

The purchase price for these acquisitions has been preliminarily allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price allocations and related accounting will be finalized upon completion of the Company’s valuation studies. Accordingly, the fair values allocated to these assets and liabilities are subject to revision. The Company records allocation adjustments when purchase price allocations are finalized. The aggregate purchase price of the properties acquired during the six months ended June 30, 2016, has been preliminarily allocated as follows (in thousands):

Land	$67,108
Buildings	115,952
Above Market Rents	4,558
Below Market Rents	(11,228)
In-Place Leases	17,991
Building Improvements	44,278
Tenant Improvements	5,165
Mortgage Fair Value Adjustment	694
Other Assets	232
Other Liabilities	-
$244,750

The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the six months ended June 30, 2016 and 2015, adjusted to give effect to properties acquired during the six months ended June 30, 2016 and 2015 as if they were acquired at the beginning of 2015 and 2014, respectively. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures).

	Six Months Ended June 30,
	2016	2015

Revenues from rental property	$584.9	$581.9
Net income	$347.5	$451.2
Net income available to the Company’s common shareholders	$321.5	$419.1

Net income available to the Company’s common shareholders per common share:
Basic	$0.77	$1.02
Diluted	$0.77	$1.01

Dispositions and Assets Held for Sale–

During the six months ended June 30, 2016, the Company disposed of 20 consolidated operating properties, in separate transactions, for an aggregate sales price of $282.3 million. These transactions resulted in (i) an aggregate gain of $66.2 million, after income tax expense, and (ii) aggregate impairment charges of $7.2 million.

At June 30, 2016, the Company had two properties classified as held-for-sale at a carrying amount of $9.0 million, net of accumulated depreciation of $1.1 million, which are included in Other assets on the Company’s Condensed Consolidated Balance Sheets. The book value of one of these properties exceeded its estimated fair value, less costs to sell, and as such impairment charges of $0.1 million were recognized. The Company’s determination of the fair value of these properties was based upon executed contracts of sale with third parties.

Impairments –

During the six months ended June 30, 2016, the Company recognized aggregate impairment charges of $58.1 million. These impairment charges consist of (i) $50.7 million related to certain properties maintained in KRS for which the hold period was re-evaluated in connection with the anticipated Merger (see Footnote 1), (ii) $7.2 million related to the sale of certain operating properties, as discussed above, and (iii) $0.2 million related to adjustments to property carrying values for which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold periods for such properties. The Company’s estimated fair values for these properties were based on a third party offer through a signed contract, third party appraisals or discounted cash flow models. (See Footnote 10 for fair value disclosure).

3. Real Estate Under Development

During the six months ended June 30, 2016, the Company acquired from its partner the remaining ownership interest in a property that was held in a joint venture in which the Company has a 55.0% noncontrolling interest for a gross purchase price of $84.2 million. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, no gain on change in control of interest was recognized as there was no fair value adjustment associated with the Company’s previously held equity interest. Based upon the Company’s intent to develop the property, the Company allocated the gross purchase price to Real estate under development on the Company’s Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2016, the Company acquired, in separate transactions, two additional land parcels adjacent to an existing development project for an aggregate purchase price of $13.0 million.

4. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments and advances in various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The table below presents joint venture investments for which the Company held an ownership interest at June 30, 2016 and December 31, 2015 (in millions, except number of properties):

	As of June 30, 2016					As of December 31, 2015
Venture	Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	50	9.2	$2,480.0	$170.9	15.0%	53	9.6	$2,531.6	$175.5
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	46	10.7	1,412.2	135.6	48.6%	47	10.8	1,422.8	131.0
Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	5	1.5	299.2	95.0	55.0%	7	2.4	524.1	195.6
Other Institutional Programs (2)	Various	7	1.0	302.1	5.5	Various	9	1.5	301.5	5.2
Other Joint Venture Programs	Various	38	5.2	773.4	68.5	Various	40	5.2	782.8	64.0
Canadian Properties	50%	6	1.3	133.7	43.8	Various	35	5.9	695.3	171.3
Total		152	28.9	$5,400.6	$519.3		191	35.4	$6,258.1	$742.6

(1)

Represents four separate joint ventures, with four separate accounts managed by Prudential Global Investment Management (“PGIM”), three of these ventures are collectively referred to as KimPru and the remaining venture is referred to as KimPru II.

(2)

The Company manages these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees.

The table below presents the Company’s share of net income for the above investments which is included in the Company’s Condensed Consolidated Statements of Income in Equity in income of joint ventures, net for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
KimPru and KimPru II (1) (5)	$3.1	$2.4	$5.3	$3.6
KIR (5)	12.1	15.6	19.5	23.1
CPP	0.9	2.4	4.8	4.9
Other Institutional Programs	0.3	0.2	0.6	1.2
Other Joint Venture Programs (2) (3) (4) (5)	1.4	(6.1)	4.3	16.7
Canadian Properties (5)	90.9	7.9	144.1	70.4
Total	$108.7	$22.4	$178.6	$119.9

(1)

During the six months ended June 30, 2015, KimPru recognized impairment charges related to the pending disposition of four operating properties, of which the Company’s share of these impairment charges was $1.1 million.

(2)

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

(3)

During the six months ended June 30, 2015, a joint venture in which the Company holds a noncontrolling interest recognized aggregate impairment charges of $2.6 million relating to the pending sale of various land parcels. The Company’s share of these impairment charges was $1.3 million.

(4)

During the six months ended June 30, 2015, a joint venture in which the Company holds a noncontrolling interest recognized an impairment charge relating to the pending sale of a property. The Company’s share of this impairment charge was $4.1 million, before income tax benefit.

(5)	Amounts include gains on sale of real estate properties and ownership interests in joint ventures, see table below.

The following tables provide a summary of properties and land parcels disposed of through the Company’s real estate joint ventures during the six months ended June 30, 2016 and 2015. These transactions resulted in an aggregate net gain to the Company of $143.2 million and $62.0 million, before income taxes, for the six months ended June 30, 2016 and 2015, respectively, and are included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income:

	Six Months Ended June 30, 2016
	Number of properties	Number of land parcels	Aggregate sales price (in millions)
KimPru and KimPru II	1	-	$16.5
KIR	1	-	$23.6
CPP (1)	2	-	$299.2
Other Joint Venture Programs	2	-	$21.6
Canadian Properties	29	-	$797.3

(1)

In April 2016, the Company acquired its partner’s interest in an operating property and a development project for a gross purchase price of $299.2 million, including the assumption of $100.0 million in mortgage debt, which encumbered the operating property.

	Six Months Ended June 30, 2015
	Number of properties	Number of land parcels	Aggregate sales price (in millions)
KimPru and KimPru II	1	-	$23.2
KIR	3	-	$48.0
Other Joint Venture Programs (1)	1	-	$5.8
Canadian Properties	3	1	$190.7

(1)	The Company acquired the remaining interest in this property during the six months ended June 30, 2015.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2016 and December 31, 2015 (dollars in millions):

	As of June 30, 2016			As of December 31, 2015
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$744.6	5.24%	15.9	$777.1	5.54%	12.6
KIR	780.1	4.69%	58.5	811.6	4.64%	62.3
CPP	84.4	2.02%	22.0	109.9	5.25%	3.5
Other Institutional Programs	215.6	4.92%	15.6	218.5	4.92%	20.5
Other Joint Venture Programs	536.4	5.55%	31.0	540.7	5.61%	36.1
Canadian Properties	30.7	4.99%	44.8	341.3	4.64%	56.4
Total	$2,391.8			$2,799.1

* Average Remaining Term includes extension options.

5. Other Real Estate Investments and Other Assets

Preferred Equity Capital -

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity Program. As of June 30, 2016, the Company’s net investment under the Preferred Equity Program was $188.6 million relating to 373 properties, including 350 net leased properties.  During the six months ended June 30, 2016, the Company earned $18.7 million from its preferred equity investments, including $10.0 million in profit participation earned from four capital transactions.  During the six months ended June 30, 2015, the Company earned $10.9 million from its preferred equity investments, including $1.0 million in profit participation earned from two capital transactions. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

6. Variable Interest Entities (“VIE”)

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at June 30, 2016, are 18 consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily based on the fact that the unrelated investors do not have substantial kick-out rights to remove the general or managing partner by a vote of a simple majority or less and their participating rights are not substantive. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At June 30, 2016, total assets of these VIEs were $632.0 million and total liabilities were $34.9 million. The classification of these assets are primarily within operating real estate and accounts and notes receivable and the classifications of liabilities are primarily within other liabilities and mortgages payable.

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

Consolidated Real Estate Under Development Projects

Included within the Company’s real estate under development projects at June 30, 2016, are two consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to develop real estate properties to hold as long-term investments. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investments at risk are not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At June 30, 2016, total assets of these real estate under development VIEs were $167.6 million and total liabilities were $5.6 million. The classification of these assets is primarily within Real estate under development and the classification of the liabilities is primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these development projects, aggregating $82.8 million, will be funded with capital contributions from the Company, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at June 30, 2016, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of June 30, 2016, the Company’s investment in this VIE was a negative $7.4 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $7.4 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

7. Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of June 30, 2016, the Company had a total of 12 loans aggregating $23.8 million all of which were identified as performing loans.

8. Notes and Mortgages Payable

Notes Payable -

During May 2016, the Company issued an additional $150.0 million of Senior Unsecured Notes at an interest rate of 4.25% payable semi-annually in arrears, which are scheduled to mature in April 2045. These new notes are an additional issuance of and form a single series with the $350.0 million of 4.25% Senior Unsecured Notes which were issued in March 2015. The Company used the net proceeds from the issuance of $145.4 million, after the underwriting discount and related offering costs, for general corporate purposes including to pre-fund near-term debt maturities.

During March 2016, the Company repaid its $300.0 million 5.783% medium term notes, which matured in March 2016.

During July 2016, Kimco North Trust III, a wholly-owned subsidiary of the Company, called for the redemption of (i) its Canadian denominated $150.0 million (USD $115.8 million as of June 30, 2016) 5.99% notes, which were scheduled to mature in April 2018 and (ii) its Canadian denominated $200.0 million (USD $154.5 million as of June 30, 2016) 3.855% notes, which were scheduled to mature in August 2020. On August 26, 2016, the redemption date, the Company anticipates recording an aggregate prepayment charges of Canadian dollars $33.1 million (USD $26.0 million) resulting from the early repayment of these notes.

Additionally, during July 2016, the Company called for the redemption of $290.9 million 5.70% notes, which were scheduled to mature in May 2017. On August 26, 2016, the redemption date, the Company anticipates recording a prepayment charge of $12.0 million resulting from the early repayment of this note.

Mortgages Payable -

During the six months ended June 30, 2016, the Company paid off $234.2 million of mortgage debt (including fair market value adjustment of $0.9 million) that encumbered 20 operating properties.

During September 2016, the Company anticipates prepaying a $137.2 million mortgage encumbering 10 operating properties, which was scheduled to mature in December 2017 and bears interest at a rate of 6.32%. In connection with this prepayment, the Company anticipates recording a prepayment charge of $9.8 million.

9. Redeemable Noncontrolling Interests

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2016 and 2015 (amounts in thousands):

	2016	2015
Balance at January 1,	$86,709	$91,480
Income	2,147	3,045
Distributions	(2,082)	(3,059)
Balance at June 30,	$86,774	$91,466

10. Fair Value Measurements

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable securities (1)	$7,006	$7,060	$7,565	$7,564
Notes payable (2)	$3,728,629	$3,886,518	$3,761,328	$3,820,205
Mortgages payable (3)	$1,460,188	$1,448,438	$1,614,982	$1,629,760

(1)

As of June 30, 2016 and December 31, 2015, the Company determined that $5.4 million and $5.9 million, respectively, of the Marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $1.7 million and $1.7 million, respectively, were classified within Level 3 of the fair value hierarchy.

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

The tables below present the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2016	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$5,350	$5,350	$-	$-
Liabilities:
Interest rate swaps (1)	$2,185	$-	$2,185	$-

	Balance at December 31, 2015	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$5,909	$5,909	$-	$-
Liabilities:
Interest rate swaps (1)	$1,426	$-	$1,426	$-

(1)	Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets

Assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015, are as follows (in thousands):

	Balance at June 30, 2016	Level 1	Level 2	Level 3

Real estate	$59,980	$-	$-	$59,980

	Balance at December 31, 2015	Level 1	Level 2	Level 3

Real estate	$52,439	$-	$-	$52,439

During the six months ended June 30, 2016, the Company recognized impairment charges related to adjustments to property carrying values of $58.1 million. During the six months ended June 30, 2015, the Company recognized impairment charges related to adjustments to property carrying values of $21.9 million of which $0.1 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of (i) $17.1 million related to adjustments to property carrying values, (ii) $4.0 million related to the pending sale of investments in other real estate investments and (iii) $0.8 million related to marketable debt securities investment.

The Company’s estimated fair values were primarily based upon estimated sales prices from third party offers based on signed contracts and appraisals or letters of intent for which the Company does not have access to the unobservable inputs used to determine these estimated fair values. For the appraisals, the capitalization rates primarily ranging from 6.50% to 7.75% and discount rates primarily ranging from 9.25% to 10.80% which were utilized in the models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for each respective investment. Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 2 for additional discussion regarding impairment charges).

11. Preferred Stock and Common Stock

The Company’s outstanding Preferred Stock is detailed below:

As of June 30, 2016 and December 31, 2015
Series of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Series I	18,400	16,000	400,000	6.00%	$1.50000	$1.00	3/20/2017
Series J	9,000	9,000	225,000	5.50%	$1.37500	$1.00	7/25/2017
Series K	8,050	7,000	175,000	5.625%	$1.40625	$1.00	12/7/2017
	35,450	32,000	$800,000

During February 2015, the Company established an at the market continuous offering program (the “ATM program”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange (the “NYSE”) or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. During the six months ended June 30, 2016, the Company issued 4,961,395 shares and received proceeds of $138.5 million, net of commissions and fees of $1.4 million.

12. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2016 and 2015 (in thousands):

	2016	2015
Acquisition of real estate interests by assumption of mortgage debt	$-	$20,800
Acquisition of real estate interests through proceeds held in escrow	$-	$31,738
Proceeds held in escrow through sale of real estate interests	$62,038	$14,335
Issuance of common stock	$85	$488
Surrender of restricted common stock	$(6,442)	$(5,292)
Declaration of dividends paid in succeeding period	$116,857	$111,455
(Decrease)/increase in capital expenditures accrual	$(1,979)	$3,700
Consolidation of Joint Ventures:
Increase in real estate and other assets	$211,457	$916,167
Increase in mortgages payable, other liabilities and non-controlling interests	$100,475	$653,720

13. Incentive Plans

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

The Company recognized expenses associated with its equity awards of $11.6 million and $12.2 million for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, the Company had $38.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.6 years.

14. Accumulated Other Comprehensive Income (“AOCI”)

The following tables display the change in the components of accumulated other comprehensive income for the six months ended June 30, 2016 and 2015:

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Unrealized Gain/(Loss) on Interest Rate Swaps	Total
Balance as of January 1, 2016	$6,616	$398	$(1,426)	$5,588
Other comprehensive income before reclassifications	2,354	(33)	(759)	1,562
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income	2,354	(33)	(759)	1,562
Balance as of June 30, 2016	$8,970	$365	$(2,185)	$7,150

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Unrealized Gain/(Loss) on Interest Rate Swaps	Total
Balance as of January 1, 2015	$329	$46,197	$(1,404)	$45,122
Other comprehensive income before reclassifications	(8,536)	(6,112)	55	(14,593)
Amounts reclassified from AOCI (1)	-	(32,435)	-	(32,435)
Net current-period other comprehensive income	(8,536)	(38,547)	55	(47,028)
Balance as of June 30, 2015	$(8,207)	$7,650	$(1,349)	$(1,906)

(1) Amounts reclassified to Interest, dividends and other investment income on the Company’s Condensed Consolidated Statements of Income.

At June 30, 2016, the Company had a net $9.0 million of unrealized cumulative foreign currency translation adjustment (“CTA”) gains relating to its foreign entity investments in Canada. CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under generally accepted accounting principles in the United States, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2015, the Company began selling properties within its Canadian portfolio and as such, the Company may, in the near term, substantially liquidate its remaining investment in Canada, which will require the then unrealized gain on foreign currency translation to be recognized as a benefit to earnings.

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of open-air shopping centers. As of June 30, 2016, the Company had interests in 537 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 86.3 million square feet of gross leasable area (“GLA”), located in 36 states and Puerto Rico. In addition, the Company had 405 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 7.9 million square feet of GLA.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s strategy is to be the premier owner and operator of open-air shopping centers through investments primarily in the U.S. To achieve this strategy the Company is (i) continuing to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, (ii) simplifying its business by (a) reducing the number of joint venture investments and (b) exiting Mexico, South America and Canada, for which the exit of South America has been completed and Mexico has been substantially completed, (iii) pursuing redevelopment opportunities within its portfolio to increase overall value and (iv) selectively acquiring land parcels in our key markets for real estate under development projects, consisting of retail and/or mixed use centers, for long-term investment. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate such as, repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company has an active capital recycling program which provides for the disposition of certain U.S. properties. If the Company accepts sales prices for any of these assets that are less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material. In order to execute the Company’s strategy, the Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on U.S. open-air shopping centers.

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

	Three Months Ended
	June 30,
	(amounts in millions)
	2016	2015	Change	% change

Revenues from rental property (1)	$287.1	$289.1	$(2.0)	(0.7%)

Rental property expenses: (2)
Rent	$2.7	$3.0	$(0.3)	(10.0%)
Real estate taxes	35.8	36.7	(0.9)	(2.5%)
Operating and maintenance	33.2	36.1	(2.9)	(8.0%)
	$71.7	$75.8	$(4.1)	(5.4%)

Depreciation and amortization (3)	$82.8	$80.2	$2.6	3.2%

Comparison of the six months ended June 30, 2016 and 2015

	Six Months Ended
	June 30,
	(amounts in millions)
	2016	2015	Change	% change

Revenues from rental property (1)	$580.2	$564.6	$15.6	2.8%

Rental property expenses: (2)
Rent	$5.5	$6.6	$(1.1)	(16.7%)
Real estate taxes	70.3	72.8	(2.5)	(3.4%)
Operating and maintenance	67.8	70.0	(2.2)	(3.1%)
	$143.6	$149.4	$(5.8)	(3.9%)

Depreciation and amortization (3)	$167.6	$154.7	$12.9	8.3%

(1)

Revenues from rental property decreased for the three months ended June 30, 2016 primarily from the combined effect of (i) a decrease in revenues of $17.9 million for the three months ended June 30, 2016 as compared to the corresponding period in 2015, due to properties sold during 2016 and 2015, partially offset by (ii) the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the three months ended June 30, 2016 of $2.4 million, as compared to the corresponding period in 2015 and (iii) the acquisition of operating properties during 2016 and 2015, providing incremental revenues for the three months ended June 30, 2016 of $13.5 million as compared to the corresponding period in 2015.

Revenues from rental property increased for the six months ended June 30, 2016 primarily from the combined effect of (i) the acquisition of operating properties during 2016 and 2015, providing incremental revenues for the six months ended June 30, 2016 of $22.3 million, as compared to the corresponding period in 2015 and (ii) the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the six months ended June 30, 2016 of $28.5 million as compared to the corresponding period in 2015, partially offset by (iii) a decrease in revenues of $35.2 million for the six months ended June 30, 2016 as compared to the corresponding period in 2015, from properties sold during 2016 and 2015.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee, (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses decreased for the three and six months ended June 30, 2016, as compared to the corresponding period in 2015, primarily due to the disposition of properties in 2016 and 2015, partially offset by the acquisitions of properties during 2016 and 2015.

(3)

Depreciation and amortization increased for the three and six months ended June 30, 2016, as compared to the corresponding period in 2015, primarily due to operating property acquisitions in 2016 and 2015, partially offset by property dispositions.

Management and other fee income decreased $4.4 million for the six months ended June 30, 2016, as compared to the corresponding period in 2015. This decrease is primarily attributable to (i) the sale of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2016 and 2015, and (ii) the recognition of enhancement fee income related to the Company’s prior investment in InTown Suites of $1.2 million during the six months ended June 30, 2015.

During the six months ended June 30, 2016, the Company recognized impairment charges related to adjustments to property carrying values of $58.1 million for which the Company’s estimated fair value was based on third party appraisals and third party offers through signed contracts. During the six months ended June 30, 2015, the Company recognized impairment charges of $21.9 million of which $0.1 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of (i) $17.1 million related to adjustments to property carrying values, (ii) $4.0 million primarily related to the pending sale of an investment in other real estate investments and (iii) $0.8 million related to marketable debt securities investment. The adjustments to property carrying values for 2016 and 2015 were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Interest, dividends and other investment income decreased for the three and six months ended June 30, 2016 by $31.5 million and $32.0 million, respectively, as compared to the corresponding periods in 2015. This decrease is primarily due to the sale of certain marketable securities during 2015, which resulted in a gain of $32.4 million.

Other (expense)/income, net changed $2.6 million to an expense of $2.1 million for the three months ended June 30, 2016, as compared to income of $0.5 million for the corresponding period in 2015. This change is primarily due to (i) a decrease in gains from land sales of $1.4 million and (ii) an increase in acquisition related costs of $0.6 million related to an increase in acquisitions during 2016 as compared to 2015.

Interest expense decreased $5.7 million and $5.8 million for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These decreases are primarily the result of lower levels of borrowings and lower interest rates on borrowings during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Benefit/(provision) for income taxes, net decreased $3.4 million to a benefit of $0.2 million for the three months ended June 30, 2016, as compared to a benefit of $3.6 million for the corresponding period in 2015. This change is primarily due to (i) an increase in foreign tax expense of $19.0 million primarily relating to the sale of certain unconsolidated properties during 2016 within the Company’s Canadian portfolio which were subject to foreign taxes at a consolidated reporting entity level, and (ii) a decrease in tax benefit of $1.7 million relating to net equity losses recognized, primarily relating to impairment charges recognized on certain unconsolidated properties during the three months ended June 30, 2015, partially offset by (iii) an increase in tax benefit of $17.4 million related to impairment charges recognized during the three months ended June 30, 2016, as compared to the corresponding period in 2015.

Benefit/(provision) for income taxes, net changed $2.8 million to a provision of $11.9 million for the six months ended June 30, 2016, as compared to a provision of $9.1 million for the corresponding period in 2015. This change is primarily due to (i) an increase in foreign tax expense of $20.4 million primarily relating to the sale of certain unconsolidated properties during 2016 within the Company’s Canadian portfolio which were subject to foreign taxes at a consolidated reporting entity level, partially offset by (ii) an increase in tax benefit of $15.1 million related to impairment charges recognized during the six months ended June 30, 2016, as compared to the corresponding period in 2015, and (iii) a decrease in tax expense of $2.0 million relating to equity income recognized in connection with the Company’s Albertson’s investment during 2015.

Equity in income of joint ventures, net increased $86.3 million for the three months ended June 30, 2016, as compared to the corresponding period in 2015. This increase is primarily due to (i) an increase in gains of $84.5 million resulting from the sale of properties within various joint venture investments, including the Company’s Canadian Portfolio, during the three months ended June 30, 2016, as compared to the corresponding period in 2015, and (ii) a decrease in impairment charges of $4.3 million recognized during the three months ended June 30, 2016, as compared to the corresponding period in 2015, partially offset by (iii) lower equity in income resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2016 and 2015.

Equity in income of joint ventures, net increased $58.7 million for the six months ended June 30, 2016, as compared to the corresponding period in 2015. This increase is primarily due to (i) an increase in gains of $62.9 million resulting from the sale of properties within various joint venture investments, including the Company’s Canadian Portfolio, during the six months ended June 30, 2016, as compared to the corresponding period in 2015, and (ii) a decrease in impairment charges of $5.9 million recognized during the six months ended June 30, 2016, as compared to the corresponding period in 2015, partially offset by (iii) lower equity in income resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2016 and 2015.

During the six months ended June 30, 2016, the Company acquired one operating property and one development project from a joint venture in which the Company had a noncontrolling interest. The Company recorded a gain on change in control of interests of $46.5 million related to the fair value adjustment associated with its previously held equity interest in the operating property.

During the six months ended June 30, 2015, the Company acquired 40 properties from joint ventures in which the Company had noncontrolling interests. The Company recorded a net gain on change in control of interests of $139.8 million related to the fair value adjustment associated with its previously held equity interests in these properties.

During the six months ended June 30, 2016, the Company disposed of 20 consolidated operating properties, in separate transactions, for an aggregate sales price of $282.3 million. These transactions resulted in (i) an aggregate gain of $66.2 million, after income tax expense, and (ii) aggregate impairment charges of $7.2 million.

During the six months ended June 30, 2015, the Company disposed of 54 operating properties and four out parcels, in separate transactions, for an aggregate sales price of $191.1 million. These transactions resulted in an aggregate gain of $58.6 million, after income tax expense.

Net income attributable to the Company was $203.4 million for the three months ended June 30, 2016, as compared to $127.0 million for the three months ended June 30, 2015. On a diluted per share basis, net income for the three month period ended June 30, 2016 was $0.46 as compared to $0.27 for the three month period ended June 30, 2015. These changes are primarily attributable to (i) an increase in equity in income of joint ventures, net, resulting from gains on sales of properties within various joint venture investments during 2016 and 2015, (ii) an increase in gain on change in control of interests, net related to the fair value adjustment associated with the Company’s previously held equity interest in a property acquired from a joint venture, and (iii) an increase in gains on sale of operating properties, partially offset by (iv) an increase in impairments of operating properties during 2016 and (v) a decrease in gain on sale of marketable securities during the three months ended June 30, 2016, as compared to the corresponding period in 2015.

Net income attributable to the Company was $344.1 million for the six months ended June 30, 2016, as compared to $437.3 million for the six months ended June 30, 2015. On a diluted per share basis, net income for the six month period ended June 30, 2016 was $0.77 as compared to $0.98 for the six month period ended June 30, 2015. These changes are primarily attributable to (i) a decrease in gain on change in control of interests, net related to the fair value adjustment associated with the Company’s previously held equity interests in properties acquired from various joint ventures, (ii) a decrease in gain on sale of marketable securities during the six months ended June 30, 2016, as compared to the corresponding period in 2015 and (iii) an increase in impairments of operating properties during 2016, partially offset by (iv) incremental earnings due to the acquisition of operating properties during 2016 and 2015 and increased profitability from the Company’s operating properties and (v) an increase in equity in income of joint ventures, net, resulting from gains on sales of properties within various joint venture investments during 2016 and 2015.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At June 30, 2016, the Company’s five largest tenants were TJX Companies, The Home Depot, Royal Ahold, Bed Bath & Beyond and Albertsons, which represented 3.1%, 2.5%, 2.0%, 2.0% and 1.9%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility with bank commitments of $1.75 billion which can be increased to $2.25 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Six Months Ended June 30,
	2016	2015
Net cash flow provided by operating activities	$215.8	$286.0
Net cash flow provided by/(used for) investing activities	$311.3	$(479.5)
Net cash flow (used for)/provided by financing activities	$(378.9)	$152.0

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Cash flows provided by operating activities for the six months ended June 30, 2016, were $215.8 million, as compared to $286.0 million for the comparable period in 2015.  This change of $70.2 million is primarily attributable to (i) changes in operating assets and liabilities due to timing of receipts and payments, (ii) change in Canadian withholding tax receivables related to sale of various Canadian investments, and (iii) a decrease in operational distributions from the Company’s joint venture programs, due to the sale of certain joint ventures during 2016 and 2015, partially offset by (iii) an increase of cash flow due to new leasing, expansion and re-tenanting of core portfolio properties.

Investing Activities

Cash flows provided by investing activities for the six months ended June 30, 2016, were $311.3 million, as compared to cash flows used for investing activities of $479.5 million for the comparable period in 2015. This change of $790.8 million resulted primarily from (i) a decrease in acquisition of operating real estate and other related net assets of $490.5 million, (ii) a decrease in investment in other investments of $190.3 million related to the Company’s KRS AB Acquisition, LLC joint venture investment in Safeway Inc. during 2015, (iii) an increase in return on investment from liquidation of real estate joint ventures of $128.4 million due to the liquidation of certain Canadian joint ventures in 2016, as compared to the corresponding period in 2015, (iv) an increase in distributions from liquidation of real estate joint ventures of $82.6 million, (v) an increase in proceeds from the sale of operating and development properties of $36.1 million and (vi) a decrease in investments and advances to real estate joint ventures of $31.0 million, partially offset by (vii) a decrease in proceeds from sale/repayments of marketable securities of $57.5 million, (viii) an increase in acquisition of real under development of $50.8 million, (ix) a decrease in collection of mortgage loan receivables of $50.3 million and (x) an increase in improvements to real estate under development of $14.1 million.

Acquisitions of Operating Real Estate and Other Related Net Assets-

During the six months ended June 30, 2016 and 2015, the Company expended $95.8 million and $586.3 million, respectively, towards the acquisition of operating real estate properties. The Company’s strategy is to continue to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates acquiring approximately $200.0 million to $250.0 million of operating properties during the remainder of 2016. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities and availability under the Company’s revolving line of credit.

Improvements to Operating Real Estate-

During the six months ended June 30, 2016 and 2015, the Company expended $70.3 million and $72.6 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Six Months Ended June 30,
	2016	2015
Redevelopment/renovations	$38,217	$49,108
Tenant improvements/tenant allowances	26,470	16,972
Other	5,646	6,562
Total	$70,333	$72,642

Additionally, during the six months ended June 30, 2016 and 2015, the Company capitalized interest of $1.3 million and $1.4 million, respectively, and capitalized payroll of $1.2 million and $1.8 million, respectively, in connection with the Company’s improvements to operating real estate.

During the six months ended June 30, 2016 and 2015, the Company capitalized personnel costs of $6.3 million and $6.0 million, respectively, relating to deferred leasing costs.

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

Real Estate Under Development-

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments by the Company. As of June 30, 2016, the Company had in progress a total of seven consolidated real estate development projects located in the U.S. The Company anticipates its capital commitment toward these development projects during 2016 will be approximately $100.0 million to $150.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit. The Company anticipates costs to complete these projects to be approximately $280.0 million to $300.0 million. Additionally, during the six months ended June 30, 2016, the Company capitalized interest of $2.5 million, real estate taxes and insurance of $2.5 million and payroll of $0.7 million, in connection with these real estate development projects.

Investments and Advances to Real Estate Joint Ventures -

During the six months ended June 30, 2016, the Company expended $26.2 million for investments and advances to real estate joint ventures, primarily related to the repayment of mortgage debt and received $56.4 million from reimbursements of investments and advances to real estate joint ventures. In addition, the Company received total proceeds of $285.3 million from the liquidation of real estate joint ventures, including refinancing of debt, sales of properties, and return of investment from liquidation.

Financing Activities

Cash flows used for financing activities for the six months ended June 30, 2016, were $378.9 million, as compared to cash flows provided by financing activities of $152.0 million for the comparable period in 2015.  This change of $530.9 million resulted primarily from (i) a decrease in proceeds from issuance of unsecured term loan/notes of $850.0 million and (ii) a decrease in contributions from noncontrolling interests, net of $106.2 million, primarily relating to the joint venture investment in Safeway, partially offset by (iii) a decrease in repayments under unsecured term loan/notes of $200.0 million, (iv) an increase in proceeds from issuance of stock of $143.0 million and (v) a decrease in principal payments of $79.7 million,

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks. The Company has noticed a continuing trend that, although pricing remains dependent on specific deal terms, generally spreads for non-recourse mortgage financing had been widening due to global economic issues, but have recently stabilized. However, the unsecured debt markets are functioning well and credit spreads are at manageable levels.

Debt maturities for the remainder of 2016 consist of: $238.5 million of consolidated debt, $804.7 million of unconsolidated joint venture debt and $44.6 million of debt on properties included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available. The 2016 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s revolving credit facility (which at June 30, 2016, had $1.65 billion available) and debt refinancing. The 2016 debt maturities on properties in the Company’s unconsolidated joint ventures and Preferred Equity Program are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its investment-grade debt ratings. The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $11.0 billion. Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air shopping centers, funding real estate under development projects, expanding and improving properties in the portfolio and other investments.

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

Additionally during February 2015, the Company established an at the market continuous offering program (the “ATM program”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the NYSE or otherwise (i) at market prices prevailing at the time of sale (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. During the six months ended June 30, 2016, the Company issued 4,961,395 shares and received proceeds of $138.5 million, net of commissions and fees of $1.4 million.

Medium Term Notes (“MTN”) and Senior Notes –

The Company’s supplemental indentures governing its MTN and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 6/30/16
Consolidated Indebtedness to Total Assets	<65%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	11%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	7.3x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.8x

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

During May 2016, the Company issued an additional $150.0 million of Senior Unsecured Notes at an interest rate of 4.25% payable semi-annually in arrears which are scheduled to mature in April 2045. These new notes are an additional issuance of and form a single series with the $350.0 million of 4.25% Senior Unsecured Notes which were issued in March 2015. The Company used the net proceeds from the issuance of $145.4 million, after the underwriting discount and related offering costs, for general corporate purposes including to pre-fund near-term debt maturities.

During March 2016, the Company repaid its $300.0 million 5.783% medium term notes, which matured in March 2016.

During July 2016, the Company called for the redemption of $290.9 million 5.70% notes, which were scheduled to mature in May 2017. On August 26, 2016, the redemption date, the Company anticipates recording a prepayment charge of $12.0 million resulting from the early repayment of this note.

Canadian Notes Payable –

During July 2016, Kimco North Trust III, a wholly-owned subsidiary of the Company, called for the redemption of (i) its Canadian denominated $150.0 million (USD $115.8 million as of June 30, 2016) 5.99% notes, which were scheduled to mature in April 2018 and (ii) its Canadian denominated $200.0 million (USD $154.5 million as of June 30, 2016) 3.855% notes, which were scheduled to mature in August 2020. On August 26, 2016, the redemption date, the Company anticipates recording an aggregate prepayment charges of Canadian dollars $33.1 million (USD $26.0 million) resulting from the early repayment of these notes.

Credit Facility -

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2019. The Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points (1.37% as of June 30, 2016) on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of June 30, 2016, the Credit Facility had a balance of $100.0 million outstanding and $0.8 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 6/30/16
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	41%
Total Priority Indebtedness to GAV	<35%	9%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	5.01x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.63x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of March 17, 2014, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2014.

Term Loan –

The Company has a $650.0 million unsecured term loan (“Term Loan’) which is scheduled to mature in January 2017, with three one-year extension options at the Company’s discretion, and accrues interest at a spread (currently 95 basis points) to LIBOR or at the Company’s option at a base rate as defined per the agreement (1.42% at June 30, 2016). Pursuant to the terms of the credit agreement for the Term Loan, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. The term loan covenants are similar to the Credit Facility covenants described above.

Mortgages Payable –

During the six months ended June 30, 2016, the Company paid off $234.2 million of mortgage debt (including fair market value adjustments of $0.9 million) that encumbered 20 operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its real estate under development projects. As of June 30, 2016, the Company had over 340 unencumbered property interests in its portfolio.

During September 2016, the Company anticipates prepaying a $137.2 million mortgage encumbering 10 operating properties, which was scheduled to mature in December 2017 and bears interest at a rate of 6.32%. In connection with this prepayment, the Company anticipates recording a prepayment charge of $9.8 million.

Other –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the six months ended June 30, 2016 and 2015 were $235.5 million and $227.0 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  On April 26, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.255 per common share payable to shareholders of record on July 6, 2016, which was paid on July 15, 2016. Additionally, on July 26, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.255 per common share payable to shareholders of record on October 5, 2016, which is scheduled to be paid on October 17, 2016.

As part of the Company’s overall strategy to simplify its business model and transfer ownership of desirable long-term shopping center assets as well as the Company’s investment in Albertsons to the REIT, the Company, effective August 1, 2016, will merge KRS into a wholly-owned Limited Liability Company (“LLC”) of the Company (the “Merger”). The Company analyzed the individual assets of KRS and determined that substantially all of KRS’s assets constitute real estate assets and investments that can be directly owned by the Company without adversely affecting the Company’s status as a REIT.  Any non-REIT qualifying assets or activities will be transferred to and would reside in a newly formed TRS.

Under generally accepted accounting principles in the United States of America (“GAAP”) a reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result of the Merger, the realization of the Company’s net deferred tax asset is not deemed likely and as such, the Company will be required to record a full valuation allowance on the net deferred tax asset that exists at the time of the Merger. As of June 30, 2016, the Company had a net deferred tax asset of $66.4 million.

The Company has also analyzed each investment within KRS to determine which assets the Company intends to hold as long term investments and which assets the Company would consider disposing of in the short term. As a result of this evaluation, the Company has identified four KRS operating properties which will be marketed for sale over the next 12 months and for which the book basis exceeded the estimated fair value. Due to the re-evaluation of the anticipated hold period for these four assets the Company has recorded an aggregate impairment charge of $50.7 million, before income taxes of $21.1 million, for the three months ended June 30, 2016.

In connection with the Merger, the Company has also prepared an analysis of the estimated built-in tax gains and built-in tax losses inherent in each asset.  Property that becomes REIT property in a merger transaction is subject to tax during a recognition period and as a result, the REIT is subject to corporate-level taxation up to the net built-in gain amount resulting from the sale of KRS investments within five years from the merger date (the recognition period). The Company compared estimated values to tax basis for each property to determine the built-in tax gain (value over basis) or the built-in tax loss (basis over value) and determined KRS’s share based on its ownership percentage, which could be subject to corporate level taxes if the Company disposes of any assets previously held by KRS during the five years following the Merger date.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three months and six ended June 30, 2016 and 2015, is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income available to common shareholders	$191,854	$112,427	$321,012	$408,196
Gain on disposition of operating property	(41,218)	(26,676)	(72,101)	(58,731)
Gain on disposition of joint venture operating properties and change in control of interests	(139,361)	(8,113)	(193,087)	(220,823)
Depreciation and amortization - real estate related	80,574	77,737	163,024	149,892
Depreciation and amortization - real estate joint ventures	11,470	17,772	24,902	36,153
Impairment of operating properties	54,993	17,692	60,946	25,815
(Benefit)/provision for income taxes (2)	(226)	(5,214)	11,792	(727)
Noncontrolling interests (2)	18	(2,911)	(163)	(3,585)
FFO available to common shareholders	158,104	182,714	316,325	336,190
Transactional (income)/expense:
Profit participation from other real estate investments	(3,114)	(999)	(10,050)	(3,130)
Gain from land sales	(12)	(1,449)	(1,266)	(5,033)
Acquisition costs	1,183	567	1,544	1,322
Distributions in excess of Company’s investment basis	(845)	(106)	(845)	(5,250)
Gain on sale of marketable securities	-	(32,435)	-	(32,435)
Impairment of other investments	-	4,873	1,058	6,129
Other income, net	(42)	(130)	(42)	(67)
Provision/(benefit) for income taxes (3)	243	(409)	1,653	2,073
Noncontrolling interests (3)	-	105	-	105
Total transactional income, net	(2,587)	(29,983)	(7,948)	(36,286)
FFO available to common shareholders as adjusted	$155,517	$152,731	$308,377	$299,904
Weighted average shares outstanding for FFO calculations:
Basic	417,748	411,317	415,189	411,057
Units	845	1,468	852	1,496
Dilutive effect of equity awards	1,457	1,103	1,450	1,281
Diluted	420,050 (1)	413,888 (1)	417,491 (1)	413,834 (1)

FFO per common share – basic	$0.38	$0.44	$0.76	$0.82
FFO per common share – diluted	$0.38 (1)	$0.44 (1)	$0.76 (1)	$0.81 (1)
FFO as adjusted per common share – basic	$0.37	$0.37	$0.74	$0.73
FFO as adjusted per common share – diluted	$0.37 (1)	$0.37 (1)	$0.74 (1)	$0.73 (1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $217 and $336 for the three months ended June 30, 2016 and 2015, respectively, and $434 and $672 for the six months ended June 30, 2016 and 2015, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

(2)	Related to gains, impairment and depreciation on operating properties, where applicable.
(3)	Related to transactional (income)/expense, where applicable.

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

The following is a reconciliation of the Company’s Income from continuing operations to U.S. same property NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations	$165,578	$101,110	$280,836	$381,869
Adjustments:
Management and other fee income	(4,373)	(4,981)	(8,484)	(12,931)
General and administrative expenses	29,928	29,307	61,857	62,012
Impairment charges	52,213	15,459	58,053	21,850
Depreciation and amortization	82,753	80,155	167,609	154,724
Interest and other expense, net	51,491	22,642	104,112	74,852
Provision for income taxes, net	(246)	(3,628)	11,866	9,089
Gain on change in control of interests, net	(46,512)	-	(46,512)	(139,801)
Equity in income of other real estate investments, net	(7,959)	(5,548)	(18,758)	(19,917)
Non same property net operating income	(22,845)	(47,173)	(61,052)	(90,064)
Non-operational (income)/expense from joint ventures, net	(67,501)	38,183	(92,568)	4,315
U.S. same property NOI	$232,527	$225,526	$456,959	$445,998

U.S. same property NOI increased by $7.0 million or 3.1% for the three months ended June 30, 2016, as compared to the corresponding period in 2015. This increase is primarily the result of (i) an increase of $4.3 million related to lease-up and rent commencements in the portfolio and (ii) an increase in other property income of $2.9 million, partially offset by (ii) an increase of $0.2 million of credit losses.

U.S. same property NOI increased by $11.0 million or 2.5% for the six months ended June 30, 2016, as compared to the corresponding period in 2015. This increase is primarily the result of (i) an increase of $9.3 million related to lease-up and rent commencements in the portfolio and (ii) an increase in other property income of $3.5 million, partially offset by (ii) an increase of $1.8 million of credit losses.

Leasing Activity

During the six months ended June 30, 2016, the Company executed 513 leases totaling over 3.3 million square feet in the Company’s consolidated operating portfolio comprised of 184 new leases and 329 renewals and options. The leasing costs associated with new leases are estimated to aggregate $19.5 million or $26.81 per square foot. These costs include $15.0 million of tenant improvements and $4.5 million of leasing commissions. The average rent per square foot on new leases was $20.62 and on renewals and options was $15.80.

Tenant Lease Expirations

The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data and percentages:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	161	446	$8,988	1.1%
2016	240	936	$17,967	2.2%
2017	934	6,336	$100,395	12.2%
2018	880	6,270	$98,273	11.9%
2019	871	6,790	$98,852	12.0%
2020	806	6,160	$93,637	11.4%
2021	669	6,148	$85,086	10.3%
2022	317	3,848	$51,301	6.2%
2023	253	3,283	$46,052	5.6%
2024	234	3,180	$48,580	5.9%
2025	228	2,248	$35,471	4.3%
2026	213	3,606	$46,674	5.7%

(1)	Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of June 30, 2016, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars and Canadian dollars (CAD) as indicated by geographic description (amounts are USD equivalent in millions).

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
U.S. Dollar Denominated
Secured Debt
Fixed Rate	$238.5	$567.6	$98.1	$2.9	$105.8	$313.5	$1,326.4	$1,314.5
Average Interest Rate	6.25%	5.80%	4.74%	5.29%	5.41%	4.97%	5.58%

Variable Rate	$-	$-	$34.4	$99.4	$-	$-	$133.8	$133.9
Average Interest Rate	-	-	2.79%	1.85%	-	-	2.09%

Unsecured Debt
Fixed Rate	$-	$290.7	$299.3	$299.0	$-	$1,824.1	$2,713.1	$2,851.3
Average Interest Rate	-	5.70%	4.30%	6.88%	-	3.52%	4.21%

Variable Rate	$-	$649.4	$96.7	$-	$-	$-	$746.1	$746.4
Average Interest Rate	-	1.42%	1.37%	-	-	-	1.41%

Canadian Dollar Denominated
Unsecured Debt
Fixed Rate	$-	$-	$115.5	$-	$153.9	$-	$269.4	$288.8
Average Interest Rate	-	-	5.99%	-	3.86%	-	4.77%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $4.4 million for the six months ended June 30, 2016, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments and respective cumulated translation adjustments (“CTA”) as of June 30, 2016.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents, CTA balances are shown in U.S. dollars:

Foreign Investment (in millions)
Country	Local Currency	U.S. Dollars	CTA Gain
Mexican real estate investments (MXN)	271.8	$18.8	$-
Canadian real estate investments (CAD)	99.1	$76.5	$9.0

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Currency fluctuations between local currency and the U.S. dollar, for investments for which the Company has determined that the local currency is the functional currency, for the period in which the Company held its investment result in a CTA. This CTA is recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. The Company’s aggregate CTA gain balance at June 30, 2016, is $9.0 million.

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

On January 28, 2013, the Company received a subpoena from the Enforcement Division of the SEC in connection with an investigation, In the Matter of Wal-Mart Stores, Inc. (FW-3678), that the SEC Staff is currently conducting with respect to possible violations of the Foreign Corrupt Practices Act. The Company has cooperated, and will continue to cooperate, with the SEC and the U.S. Department of Justice (“DOJ”), which is conducting a parallel investigation. At this point, we are unable to predict the duration, scope or result of the SEC or DOJ investigations.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities - During the six months ended June 30, 2016, the Company repurchased 240,044 shares in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. The Company expended approximately $6.4 million to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2016 – January 31, 2016	35,768	$26.46	-	$-
February 1, 2016 - February 29, 2016	186,476	$26.37	-	-
March 1, 2016 – March 31, 2016	621	$27.78	-	-
April 1, 2016 – April 30, 2016	-	$-	-	-
May 1, 2016 – May 31, 2016	16,069	$28.61	-	-
June 1, 2016 – June 30, 2016	1,110	$29.66	-	-
Total	240,044	$26.56	-	$-

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

KIMCO REALTY CORPORATION

July 29, 2016	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

July 29, 2016	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer