Form 10-Q
period 2016-09-30
KIMCO REALTY CORP
filed 2016-10-28
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 19, 2016, the registrant had 425,025,868 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 30,	December 31,
	2016	2015
Assets:
Operating real estate, net of accumulated depreciation of $2,220,455 and $2,115,320, respectively	$9,392,984	$9,274,299
Investments and advances in real estate joint ventures	477,800	742,559
Real estate under development	289,101	179,190
Other real estate investments	205,552	215,836
Mortgages and other financing receivables	23,537	23,824
Cash and cash equivalents	170,545	189,534
Marketable securities	8,141	7,565
Accounts and notes receivable, net	171,474	175,252
Other assets	466,968	536,112
Total assets	$11,206,102	$11,344,171

Liabilities:
Notes payable	$3,786,921	$3,761,328
Mortgages payable	1,213,120	1,614,982
Dividends payable	118,136	115,182
Other liabilities	569,107	584,019
Total liabilities	5,687,284	6,075,511
Redeemable noncontrolling interests	86,856	86,709

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 6,029,100 shares 32,000 shares issued and outstanding (in series) Aggregate liquidation preference $800,000	32	32
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 425,013,233 and 413,430,756 shares, respectively	4,250	4,134
Paid-in capital	5,919,856	5,608,881
Cumulative distributions in excess of net income	(628,826)	(572,335)
Accumulated other comprehensive income	6,145	5,588
Total stockholders' equity	5,301,457	5,046,300
Noncontrolling interests	130,505	135,651
Total equity	5,431,962	5,181,951
Total liabilities and equity	$11,206,102	$11,344,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues
Revenues from rental properties	$279,286	$283,387	$859,492	$847,973
Management and other fee income	5,790	4,995	14,274	17,926

Total revenues	285,076	288,382	873,766	865,899

Operating expenses
Rent	2,728	2,913	8,274	9,479
Real estate taxes	37,703	36,571	107,966	109,343
Operating and maintenance	32,590	34,915	100,366	104,926
General and administrative expenses	27,983	27,310	89,840	89,322
Provision for doubtful accounts	1,092	1,920	5,752	5,324
Impairment charges	10,073	6,058	68,126	27,908
Depreciation and amortization	96,827	103,708	264,436	258,432
Total operating expenses	208,996	213,395	644,760	604,734

Operating income	76,080	74,987	229,006	261,165

Other income/(expense)
Mortgage financing income	408	445	1,232	2,497
Interest, dividends and other investment income	477	5,692	827	38,011
Other income, net	3,473	615	1,117	100
Interest expense	(46,552)	(54,031)	(149,482)	(162,739)
Early extinguishment of debt charges	(45,674)	-	(45,674)	-

Income/(loss) from continuing operations before income taxes, equity in income of joint ventures, gain on change in control of interests and equity in income of other real estate investments	(11,788)	27,708	37,026	139,034

Provision for income taxes, net	(61,426)	(2,844)	(73,292)	(11,933)
Equity in income of joint ventures, net	11,537	10,894	190,155	130,808
Gain on change in control of interests, net	6,584	6,342	53,096	146,143
Equity in income of other real estate investments, net	3,774	11,319	22,532	31,236

Income/(loss) from continuing operations	(51,319)	53,419	229,517	435,288

Discontinued operations
Loss from discontinued operating properties, net of tax	-	-	-	(15)
Impairment/loss on operating properties, net of tax	-	-	-	(60)
Loss from discontinued operations	-	-	-	(75)

Gain on sale of operating properties, net of tax	9,771	27,665	75,935	86,219

Net income/(loss)	(41,548)	81,084	305,452	521,432

Net income attributable to noncontrolling interests	(1,997)	(3,512)	(4,875)	(6,518)

Net income/(loss) attributable to the Company	(43,545)	77,572	300,577	514,914

Preferred dividends	(11,555)	(14,573)	(34,665)	(43,719)

Net income/(loss) available to the Company's common shareholders	$(55,100)	$62,999	$265,912	$471,195

Per common share:
Income/(loss) from continuing operations:
-Basic	$(0.13)	$0.15	$0.63	$1.14
-Diluted	$(0.13)	$0.15	$0.63	$1.14
Net income/(loss) attributable to the Company:
-Basic	$(0.13)	$0.15	$0.63	$1.14
-Diluted	$(0.13)	$0.15	$0.63	$1.14

Weighted average shares:
-Basic	420,073	411,487	416,829	411,202
-Diluted	420,073	412,686	418,234	413,262

Amounts attributable to the Company's common shareholders:
Income/(loss) from continuing operations	$(55,100)	$62,999	$265,912	$471,270
Loss from discontinued operations	-	-	-	(75)
Net income/(loss)	$(55,100)	$62,999	$265,912	$471,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

Net income/(loss)	$(41,548)	$81,084	$305,452	$521,432
Other comprehensive income:
Change in unrealized gain on marketable securities	51	(5,871)	18	(44,418)
Change in unrealized loss on interest rate swaps	327	(530)	(432)	(475)
Change in foreign currency translation adjustment, net	(1,383)	(6,437)	971	(14,973)
Other comprehensive income/(loss):	(1,005)	(12,838)	557	(59,866)

Comprehensive income/(loss)	(42,553)	68,246	306,009	461,566

Comprehensive income attributable to noncontrolling interests	(1,997)	(3,512)	(4,875)	(6,518)

Comprehensive income/(loss) attributable to the Company	$(44,550)	$64,734	$301,134	$455,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	of Net Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2015	$(1,006,578)	$45,122	102	$102	411,820	$4,118	$5,732,021	$4,774,785	$126,980	$4,901,765

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	66,163	66,163

Comprehensive income:
Net income	514,914	-	-	-	-	-	-	514,914	6,518	521,432
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	(44,418)	-	-	-	-	-	(44,418)	-	(44,418)
Change in unrealized loss on interest rate swaps	-	(475)	-	-	-	-	-	(475)	-	(475)
Change in foreign currency translation adjustment, net	-	(14,973)	-	-	-	-	-	(14,973)	-	(14,973)

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(5,822)	(5,822)
Dividends ($0.72 per common share; $1.2938 per Class H Depositary Share and $1.1250 per Class I Depositary Share, and $1.0313 per Class J Depositary Share. and $1.0547 per Class K Depositary Share, respectively)	(341,082)							(341,082)	-	(341,082)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(6,706)	(6,706)
Issuance of common stock, net	-	-	-	-	784	8	480	488	-	488
Surrender of restricted stock	-	-	-	-	(227)	(2)	(5,602)	(5,604)	-	(5,604)
Exercise of common stock options	-	-	-	-	846	8	15,559	15,567	-	15,567
Sale of interests in investments, net of tax of $16.0 million	-	-	-	-	-	-	23,993	23,993	-	23,993
Acquisition of noncontrolling interests	-	-	-	-	-	-	(6,437)	(6,437)	(25,189)	(31,626)
Amortization of equity awards	-	-	-	-	-	-	10,956	10,956	-	10,956
Balance, September 30, 2015	$(832,746)	$(14,744)	102	$102	413,223	$4,132	$5,770,970	$4,927,714	$161,944	$5,089,658

Balance, January 1, 2016	$(572,335)	$5,588	32	$32	413,431	$4,134	$5,608,881	$5,046,300	$135,651	$5,181,951

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	507	507

Comprehensive income:
Net income	300,577	-	-	-	-	-	-	300,577	4,875	305,452
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	18	-	-	-	-	-	18	-	18
Change in unrealized loss on interest rate swaps	-	(432)	-	-	-	-	-	(432)	-	(432)
Change in foreign currency translation adjustment, net	-	971	-	-	-	-	-	971	-	971
								-
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(3,240)	(3,240)
Dividends ($0.765 per common share; $1.1250 per Class I Depositary Share, and $1.0313 per Class J Depositary Share. and $1.0547 per Class K Depositary Share, respectively)	(357,068)	-	-	-	-	-	-	(357,068)	-	(357,068)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(7,288)	(7,288)
Issuance of common stock, net	-	-	-	-	10,701	107	285,757	285,864	-	285,864
Surrender of restricted stock	-	-	-	-	(270)	(3)	(6,901)	(6,904)	-	(6,904)
Exercise of common stock options	-	-	-	-	1,151	12	20,732	20,744	-	20,744
Amortization of equity awards	-	-	-	-	-	-	11,387	11,387	-	11,387
Balance, September 30, 2016	$(628,826)	$6,145	32	$32	425,013	$4,250	$5,919,856	$5,301,457	$130,505	$5,431,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flow from operating activities:
Net income	$305,452	$521,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264,436	258,432
Impairment charges	68,126	27,989
Deferred taxes	56,143	4,716
Early extinguishment of debt charges	45,674	-
Equity award expense	15,292	15,312
Gain on sale of operating properties	(81,873)	(88,497)
Gain on sale of marketable securities	-	(38,488)
Gain on change in control of interests, net	(53,096)	(146,143)
Equity in income of joint ventures, net	(190,155)	(130,808)
Equity in income from other real estate investments, net	(22,532)	(31,236)
Distributions from joint ventures and other real estate investments	70,043	94,499
Change in accounts and notes receivable	3,779	(372)
Change in accounts payable and accrued expenses	23,931	38,703
Change in Canadian withholding tax receivable	(5,257)	(6,919)
Change in other operating assets and liabilities	(55,437)	(55,978)
Net cash flow provided by operating activities	444,526	462,642

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(181,548)	(619,622)
Improvements to operating real estate	(102,084)	(111,740)
Acquisition of real estate under development	(51,588)	(3,074)
Improvements to real estate under development	(42,042)	(8,922)
Investment in marketable securities	(2,466)	(257)
Proceeds from sale/repayments of marketable securities	1,907	71,562
Investments and advances to real estate joint ventures	(50,058)	(87,953)
Reimbursements of investments and advances to real estate joint ventures	70,669	98,741
Distributions from liquidation of real estate joint ventures	135,648	54,642
Return of investment from liquidation of real estate joint ventures	190,102	26,114
Investment in other real estate investments	(233)	(545)
Reimbursements of investments and advances to other real estate investments	11,489	14,442
Collection of mortgage loans receivable	688	52,963
Investment in other investments	-	(190,278)
Reimbursements of other investments	500	-
Proceeds from sale of operating properties	262,708	238,444
Proceeds from sale of development properties	4,551	-
Net cash flow provided by/(used for) investing activities	248,243	(465,483)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(602,079)	(444,150)
Principal payments on rental property debt	(15,316)	(22,452)
Proceeds from unsecured revolving credit facility, net	226,447	325,000
Proceeds from issuance of unsecured term loan/notes	650,000	1,000,000
Repayments under unsecured term loan/notes	(861,850)	(600,000)
Financing origination costs	(14,033)	(11,137)
Payment of early extinguishment of debt charges	(45,674)	-
Change in tenants' security deposits	1,240	2,005
Contributions from noncontrolling interests	-	106,154
Redemption of noncontrolling interests	(3,190)	(33,810)
Dividends paid	(354,112)	(340,745)
Proceeds from issuance of stock, net	306,809	15,567
Net cash flow used for financing activities	(711,758)	(3,568)

Change in cash and cash equivalents	(18,989)	(6,409)

Cash and cash equivalents, beginning of period	189,534	187,322
Cash and cash equivalents, end of period	$170,545	$180,913

Interest paid during the period including payment of early extinguishment of debt charges of $45,674 and $0, respectively (net of capitalized interest of $6,783, and $3,784, respectively)	$194,234	$150,625

Income taxes paid during the period (net of refunds received of $86,100, and $0, respectively)	$34,296	$21,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and subsidiaries, (the “Company”). The Company’s subsidiaries include subsidiaries which are wholly-owned and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2015 Annual Report on Form 10-K for the year ended December 31, 2015 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements.

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

Effective August 1, 2016, the Company merged Kimco Realty Services Inc. ("KRS"), a TRS, into a wholly-owned Limited Liability Company (“LLC”) of the Company and no longer operates as a TRS (the “Merger”). The Company analyzed the individual assets of KRS and determined that substantially all of KRS’s assets constitute real estate assets and investments that can be directly owned by the Company without adversely affecting the Company’s status as a REIT.  Any non-REIT qualifying assets or activities were transferred to a newly formed TRS (see Footnote 15).

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Computation of Basic Earnings Per Share:
Income/(loss) from continuing operations	$(51,319)	$53,419	$229,517	$435,288
Gain on sale of operating properties, net of tax	9,771	27,665	75,935	86,219
Net income attributable to noncontrolling interests	(1,997)	(3,512)	(4,875)	(6,518)
Preferred stock dividends	(11,555)	(14,573)	(34,665)	(43,719)
Income/(loss) from continuing operations available to the common shareholders	(55,100)	62,999	265,912	471,270
Earnings attributable to participating securities	(502)	(405)	(1,493)	(2,178)
Income/(loss) from continuing operations attributable to common shareholders	(55,602)	62,594	264,419	469,092
Loss from discontinued operations attributable to the Company	-	-	-	(75)
Net income/(loss) attributable to the Company’s common shareholders for basic earnings per share	$(55,602)	$62,594	$264,419	$469,017
Weighted average common shares outstanding – basic	420,073	411,487	416,829	411,202

Basic Earnings Per Share Attributable to the Company’s Common Shareholders:
Income/(loss) from continuing operations	$(0.13)	$0.15	$0.63	$1.14
Loss from discontinued operations	-	-	-	-
Net income/(loss)	$(0.13)	$0.15	$0.63	$1.14

Computation of Diluted Earnings Per Share:
Income/(loss) from continuing operations attributable to common shareholders	$(55,602)	$62,594	$264,419	$469,092
Loss from discontinued operations attributable to the Company	-	-	-	(75)
Distributions on convertible units	-	-	-	446
Net income/(loss) attributable to the Company’s common shareholders for diluted earnings per share	$(55,602)	$62,594	$264,419	$469,463
Weighted average common shares outstanding – basic	420,073	411,487	416,829	411,202
Effect of dilutive securities (a):
Equity awards	-	1,199	1,405	1,337
Assumed conversion of convertible units	-	-	-	723
Shares for diluted earnings per common share	420,073	412,686	418,234	413,262

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income/(loss) from continuing operations	$(0.13)	$0.15	$0.63	$1.14
Loss from discontinued operations	-	-	-	-
Net income/(loss) attributable to the Company	$(0.13)	$0.15	$0.63	$1.14

(a)

For the three and nine months ended September 30, 2016 and 2015, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income/(loss) from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.  At September 30, 2016 and 2015, the Company had outstanding stock options that were not dilutive of 3,545,000 and 5,963,010, respectively.

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

New Accounting Pronouncements –

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. One identified cash flow issue relates to distributions received from equity method investees whereby the reporting entity should make an accounting policy election to classify distributions received from equity method investees using either the cumulative earnings approach or the nature of the distribution approach. Another issue relates to the classification of cash payments for debt prepayment or debt extinguishment costs. The standard is retrospectively effective for public companies on January 1, 2018, with early adoption permitted. The Company elected to early adopt ASU 2016-15 beginning in its quarter ended September 30, 2016. In connection with the adoption of ASU 2016-15 the Company made a policy election to classify distributions received from equity method investees using the cumulative earnings approach. This election did not have a material impact on the presentation in the Company’s Condensed Consolidated Statements of Cash Flows. During the quarter ended September 30, 2016, the Company incurred early extinguishment of debt charges and in accordance with the adoption of ASU 2016-15 has included these charges in cash flows used for financing activities on the Company’s Condensed Consolidated Statements of Cash Flows. The adoption of the remaining cash flow issues addressed in ASU 2016-15 did not have a material impact on the Company’s Condensed Consolidated Statements of Cash Flows.

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

Revisions –

In the fourth quarter of 2015, the Company changed the classification within the Company’s cash flow statement for certain transactions that occurred in the nine months ended September 30, 2015, involving the sale of equity interests in entities owning real estate. This change of $54.6 million was reclassified for the nine months ended September 30, 2015, for purposes of reflecting comparative periods. The Company believes the new classification is a more meaningful reflection of these transactions and changed the Company’s cash flow from the initially reported amounts to reduce Distributions from joint ventures and other real estate investments within its cash flow from operating activities and increase Distributions from liquidation of real estate joint ventures within its cash flow from investing activities by $54.6 million for the nine months ended September 30, 2015.

2. Operating Property Activities

Acquisitions of Operating Real Estate -

During the nine months ended September 30, 2016, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash*	Debt Assumed	Other**	Total	GLA***
Jericho Atrium	Jericho, NY	Apr-16	$29,750	$-	$-	$29,750	147
Oakwood Plaza	Hollywood, FL (1)	Apr-16	53,412	100,000	61,588	215,000	899
Webster Square North	Nashua, NH	Jul-16	8,200	-	-	8,200	21
Gateway Plaza	Mill Creek, WA (1)	Jul-16	493	17,500	-	17,993	97
Kentlands Market Square	Gaithersburg, MD	Aug-16	61,826	33,174	-	95,000	221
GEPT Portfolio (4 properties)	Various (1)	Sep-16	79,974	76,989	10,882	167,845	681
			$233,655	$227,663	$72,470	$533,788	2,066

* The Company utilized $66.0 million associated with Internal Revenue Code §1031 sales proceeds.

** Includes the Company’s previously held equity interest investment.

*** Gross leasable area ("GLA")

(1)

The Company acquired from its partners their ownership interest in these properties that were held in joint ventures in which the Company had noncontrolling interests. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized gains on change in control of interests resulting from the fair value adjustments associated with the Company’s previously held equity interests, which are included in the purchase price above in Other. The Company’s previous ownership interests and gains on change in control of interests recognized as a result of these transactions are as follows (in millions):

Property Name	Previous Ownership Interest	Gain on change in control of interests, net
Oakwood Plaza	55.0%	$46.5
Gateway Plaza	15.0%	-
GEPT Portfolio (4 properties)	15.0%	6.6
		$53.1

The purchase price for these acquisitions has been preliminarily allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price allocations and related accounting will be finalized upon completion of the Company’s valuation studies. Accordingly, the fair values allocated to these assets and liabilities are subject to revision. The Company records allocation adjustments, where applicable, when purchase price allocations are finalized. The preliminary allocations, allocation adjustments and revised allocations for properties acquired during the nine months ended September 30, 2016, are as follows (in thousands):

	Preliminary Allocation	Allocation Adjustments (1)	Revised Allocation as of September 30, 2016
Land	$144,368	$(10,056)	$134,312
Buildings	257,967	40,123	298,090
Above market leases	10,005	(2,254)	7,751
Below market leases	(26,399)	(2,705)	(29,104)
In-place leases	37,145	(1,490)	35,655
Building improvements	102,853	(21,200)	81,653
Tenant improvements	10,758	(1,724)	9,034
Mortgage fair value adjustment	(3,143)	(694)	(3,837)
Other assets	234	-	234
Net assets acquired	$533,788	$-	$533,788

(1) In accordance with ASU 2015-16, which eliminated the requirement to restate prior period financial statements for measurement period adjustments relating to purchase price allocations, the Company adjusted the preliminary allocation amounts recorded for properties acquired during 2016. The impact of these allocation adjustments on the Company’s tangible and intangible assets and liabilities are reflected in the table above.

The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016 and 2015, adjusted to give effect to properties acquired during the nine months ended September 30, 2016 and 2015, as if they were acquired at the beginning of 2015 and 2014, respectively. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures).

	Nine Months Ended September 30,
	2016	2015
Revenues from rental property	$878.2	$886.5
Net income	$313.0	$538.2
Net income available to the Company’s common shareholders	$273.5	$488.0
Net income available to the Company’s common shareholders per common share:
Basic	$0.65	$1.19
Diluted	$0.65	$1.18

Revenues from rental properties and net income in the Company’s Condensed Consolidated Statements of Operations includes $12.1 million and $1.8 million of revenues and net income, respectively, from properties acquired during the nine months ended September 30, 2016.

Dispositions and Assets Held for Sale–

During the nine months ended September 30, 2016, the Company disposed of 26 consolidated operating properties and one out-parcel, in separate transactions, for an aggregate sales price of $334.9 million. These transactions resulted in (i) an aggregate gain of $75.9 million, after income tax expense, and (ii) aggregate impairment charges of $7.8 million, before noncontrolling interest expense of $0.2 million.

At September 30, 2016, the Company had three properties classified as held-for-sale at a carrying amount of $13.4 million, net of accumulated depreciation of $11.8 million, which are included in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company’s determination of the fair value of the properties was based upon executed contracts of sale with third parties. The book value of one of these properties exceeded its estimated fair value, less costs to sell, and as such an impairment charge of $4.7 million was recognized.

Impairments –

During the nine months ended September 30, 2016, the Company recognized aggregate impairment charges of $68.1 million. These impairment charges consist of (i) $50.7 million related to certain properties maintained in the Company’s TRS for which the hold period was re-evaluated in connection with the Merger (see Footnote 15), (ii) $7.8 million related to the sale of certain operating properties, as discussed above, (iii) $4.9 million related to adjustments to property carrying values for which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold periods for such properties and (iv) $4.7 million related to one property classified as held-for-sale for which the book value exceeded its estimated fair value, as discussed above. The Company’s estimated fair values for these properties were based on third party offers through signed contracts, third party appraisals or discounted cash flow models. (See Footnote 10 for fair value disclosure).

3. Real Estate Under Development

During the nine months ended September 30, 2016, the Company acquired from its partner the remaining ownership interest in a property that was held in a joint venture in which the Company has a 55.0% noncontrolling interest for a gross purchase price of $84.2 million. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, no gain on change in control of interest was recognized as there was no fair value adjustment associated with the Company’s previously held equity interest. Based upon the Company’s intent to develop the property, the Company allocated the gross purchase price to Real estate under development on the Company’s Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2016, the Company acquired, in separate transactions, three additional land parcels adjacent to two existing development projects for an aggregate purchase price of $13.8 million.

Additionally, during the nine months ended September 30, 2016, one development project located in Lower Merion, PA, aggregating $27.0 million, was completed and reclassified into Operating real estate on the Company’s Condensed Consolidated Balance Sheets.

4. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments and advances in various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The table below presents joint venture investments for which the Company held an ownership interest at September 30, 2016 and December 31, 2015 (in millions, except number of properties):

	As of September 30, 2016					As of December 31, 2015
Venture	Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment	Ownership Interest	Number of Properties	GLA	Gross Real Estate	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	50	9.2	$2,482.5	$163.5	15.0%	53	9.6	$2,531.6	$175.5
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	46	10.6	1,421.6	136.0	48.6%	47	10.8	1,422.8	131.0
Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	5	1.5	306.3	95.8	55.0%	7	2.4	524.1	195.6
Other Institutional Programs (2)	Various	2	0.3	117.9	0.4	Various	9	1.5	301.5	5.2
Other Joint Venture Programs	Various	38	5.3	765.7	77.9	Various	40	5.2	782.8	64.0
Canadian Properties	50%	1	0.3	17.6	4.2	Various	35	5.9	695.3	171.3
Total		142	27.2	$5,111.6	$477.8		191	35.4	$6,258.1	$742.6

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

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
KimPru and KimPru II (1) (2)	$2.2	$(0.2)	$7.5	$3.3
KIR (1)	7.9	8.5	27.4	31.6
CPP (1)	1.3	2.2	6.2	7.1
Other Institutional Programs (1)	0.3	0.3	0.9	1.5
Other Joint Venture Programs (1) (3) (4) (5)	(1.6)	(4.7)	2.7	12.2
Canadian Properties (1)	1.4	4.8	145.5	75.1
Total	$11.5	$10.9	$190.2	$130.8

(1)	Amounts include impairments and gains on sale of real estate properties and ownership interests in joint ventures, see table below.
(2)

During the nine months ended September 30, 2016 and 2015, KimPru recognized impairment charges related to the pending disposition of one and three operating properties, respectively, of which the Company’s share of these impairment charges were $0.8 million and $2.8 million, respectively.

(3)	During the nine months ended September 30, 2016, a joint venture recognized an impairment charge related to the pending sale of a property, of which the Company’s share was $2.4 million.
(4)

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

(5)

During the nine months ended September 30, 2015, three joint ventures in which the Company holds noncontrolling interests recognized impairment charges relating to the pending sale of two properties and the pending foreclosure of one property. The Company’s share of these impairment charges was $9.8 million, before income tax benefit.

The following tables provide a summary of properties and land parcels disposed of through the Company’s real estate joint ventures during the nine months ended September 30, 2016 and 2015. These transactions resulted in an aggregate net gain to the Company of $143.3 million and $61.7 million, before income taxes, for the nine months ended September 30, 2016 and 2015, respectively, and are included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30, 2016
	Number of properties	Number of land parcels	Aggregate sales price (in millions)	Net gain, before income taxes (in millions)
KimPru and KimPru II	1	-	$16.5	$0.4
KIR	1	-	23.6	4.6
CPP (1)	2	-	299.2	-
Other Institutional Programs (2)	6	-	189.8	0.4
Other Joint Venture Programs	2	-	21.6	2.4
Canadian Properties	34	-	894.7	135.5
Total	46	-	$1,445.4	$143.3

(1)

In April 2016, the Company acquired its partner’s interest in an operating property and a development project for a gross purchase price of $299.2 million, including the assumption of $100.0 million in mortgage debt, which encumbered the operating property.

(2)	The Company acquired the remaining interest in five of these properties during the nine months ended September 30, 2016 (see Footnote 2).

	Nine Months Ended September 30, 2015
	Number of properties	Number of land parcels	Aggregate sales price (in millions)	Net gain/(impairment), before income taxes (in millions)
KimPru and KimPru II	5	1	$84.0	$(0.8)
KIR	4	-	72.6	9.0
Other Joint Venture Programs (1)	10	9	139.9	(1.1)
Canadian Properties	4	1	204.2	54.6
Total	23	11	$500.7	$61.7

(1)	The Company acquired the remaining interest in two of these properties during the nine months ended September 30, 2015.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2016 and December 31, 2015 (dollars in millions):

	As of September 30, 2016			As of December 31, 2015
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$791.5	3.36%	56.4	$777.1	5.54%	12.6
KIR	776.2	4.69%	55.4	811.6	4.64%	62.3
CPP	84.5	2.08%	19.0	109.9	5.25%	3.5
Other Institutional Programs	94.6	4.07%	24.3	218.5	4.92%	20.5
Other Joint Venture Programs	535.3	5.56%	28.0	540.7	5.61%	36.1
Canadian Properties	7.8	4.70%	12.2	341.3	4.64%	56.4
Total	$2,289.9			$2,799.1

* Average Remaining Term includes extension options.

5. Other Real Estate Investments and Other Assets

Preferred Equity Capital -

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity Program. As of September 30, 2016, the Company’s net investment under the Preferred Equity Program was $190.0 million relating to 373 properties, including 350 net leased properties.  During the nine months ended September 30, 2016, the Company earned $22.3 million from its preferred equity investments, including $10.1 million in profit participation earned from four capital transactions.  During the nine months ended September 30, 2015, the Company earned $16.5 million from its preferred equity investments, including $9.2 million in profit participation earned from seven capital transactions. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Operations.

6. Variable Interest Entities (“VIE”)

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at September 30, 2016, are 19 consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily based on the fact that the unrelated investors do not have substantial kick-out rights to remove the general or managing partner by a vote of a simple majority or less and their participating rights are not substantive. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At September 30, 2016, total assets of these VIEs were $640.8 million and total liabilities were $36.8 million. The classification of these assets are primarily within operating real estate and accounts and notes receivable and the classification of these liabilities are primarily within other liabilities and mortgages payable.

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

Consolidated Real Estate Under Development Projects

Included within the Company’s real estate under development projects at September 30, 2016, are two consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to develop real estate properties to hold as long-term investments. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investments at risk are not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At September 30, 2016, total assets of these real estate under development VIEs were $173.7 million and total liabilities were $3.9 million. The classification of these assets is primarily within Real estate under development and the classification of the liabilities is primarily within accounts payable and accrued expenses, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these development projects, aggregating $77.6 million, will be funded with capital contributions from the Company, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at September 30, 2016, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of September 30, 2016, the Company’s investment in this VIE was a negative $7.4 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $7.4 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

7. Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of September 30, 2016, the Company had a total of 12 loans aggregating $23.5 million, of which all were identified as performing loans.

8. Notes and Mortgages Payable

Notes Payable -

During May 2016, the Company issued $150.0 million of Senior Unsecured Notes at an interest rate of 4.25% payable semi-annually in arrears, which are scheduled to mature in April 2045. These notes are an additional issuance of and form a single series with the $350.0 million of 4.25% Senior Unsecured Notes which were issued in March 2015. The Company used the net proceeds from the issuance of $145.4 million, after the underwriting discount and related offering costs, for general corporate purposes including to pre-fund near-term debt maturities.

During August 2016, the Company issued $500.0 million of Senior Unsecured Notes at an interest rate of 2.8% payable semi-annually in arrears, which are scheduled to mature in October 2026. The Company used the net proceeds from the issuance of $492.2 million, after the underwriting discount and related offering costs, to fund the redemption of its $290.9 million 5.70% Senior Notes due in May 2017, with the remainder used for general corporate purposes including to pre-fund near-term debt maturities.

During the nine months ended September 30, 2016, the Company repaid the following notes (dollars in millions):

Type	Date Paid	Amount Repaid (USD)	Interest Rate	Maturity Date
Canadian Notes Payable (1)	Aug-16	$270.9	(1)	(1)
Senior Unsecured Note (2)	Aug-16	$290.9	5.70%	May-17
Medium Term Note	Mar-16	$300.0	5.783%	Mar-16

(1)

On August 26, 2016, the redemption date, the Company repaid (i) its Canadian denominated (“CAD”) $150.0 million 5.99% notes, which were scheduled to mature in April 2018 and (ii) its CAD $200.0 million 3.855% notes, which were scheduled to mature in August 2020. The Company recorded aggregate early extinguishment of debt charges of CAD $34.1 million (USD $26.3 million) resulting from the early repayment of these notes.

(2)	The Company recorded an early extinguishment of debt charge of $10.2 million resulting from the early repayment of this note.

Mortgages Payable -

During the nine months ended September 30, 2016, the Company (i) assumed $231.5 million of individual non-recourse mortgage debt relating to the acquisition of seven properties, including $3.8 million associated with fair value debt adjustments and (ii) paid off $603.7 million of mortgage debt (including fair market value adjustment of $1.6 million) that encumbered 41 operating properties. In connection with the early prepayment of certain of these mortgage debts, the Company recorded an early extinguishment of debt charge of $9.2 million.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

	2016	2015
Balance at January 1,	$86,709	$91,480
Income (1)	3,240	5,822
Distributions	(3,093)	(4,563)
Balance at September 30,	$86,856	$92,739

(1)	Includes $1.2 million in fair market value remeasurement for the nine months ended September 30, 2015.

10. Fair Value Measurements

All financial instruments of the Company are reflected in the accompanying Condensed Consolidated Balance Sheets at amounts which, in management’s estimation, based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values except those listed below, for which fair values are disclosed.  The valuation method used to estimate fair value for fixed-rate and variable-rate debt is based on discounted cash flow analyses, with assumptions that include credit spreads, market yield curves, trading activity, loan amounts and debt maturities.  The fair values for marketable securities are based on published values, securities dealers’ estimated market values or comparable market sales.  Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable securities (1)	$8,141	$8,141	$7,565	$7,564
Notes payable (2)	$3,786,921	$3,922,026	$3,761,328	$3,820,205
Mortgages payable (3)	$1,213,120	$1,229,655	$1,614,982	$1,629,760

(1)

As of September 30, 2016 and December 31, 2015, the Company determined that $6.5 million and $5.9 million, respectively, of the Marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $1.6 million and $1.7 million, respectively, were classified within Level 3 of the fair value hierarchy.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2016	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$6,542	$6,542	$-	$-
Liabilities:
Interest rate swaps (1)	$1,858	$-	$1,858	$-

	Balance at December 31, 2015	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$5,909	$5,909	$-	$-
Liabilities:
Interest rate swaps (1)	$1,426	$-	$1,426	$-

(1)	Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets

Assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015, are as follows (in thousands):

	Balance at September 30, 2016	Level 1	Level 2	Level 3

Real estate	$93,030	$-	$-	$93,030

	Balance at December 31, 2015	Level 1	Level 2	Level 3

Real estate	$52,439	$-	$-	$52,439

During the nine months ended September 30, 2016, the Company recognized impairment charges related to adjustments to property carrying values of $68.1 million. During the nine months ended September 30, 2015, the Company recognized impairment charges of $28.0 million of which $0.1 million, before noncontrolling interests and income taxes, is included in discontinued operations, and of which, (i) $21.9 million is related to adjustments to property carrying values, (ii) $5.3 million is related to certain investments in other real estate investments and (iii) $0.8 million is related to marketable debt securities investment.

The Company’s estimated fair values were primarily based upon estimated sales prices from third party offers that were based on signed contracts, appraisals or letters of intent for which the Company does not have access to the unobservable inputs used to determine these estimated fair values. For the appraisals, the capitalization rates primarily range from 6.50% to 7.75% and discount rates primarily range from 9.25% to 10.80% which were utilized in the models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for each respective investment. Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 2 for additional discussion regarding impairment charges).

11. Preferred Stock and Common Stock

The Company’s outstanding Preferred Stock is detailed below:

As of September 30, 2016 and December 31, 2015
Series of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Series I	18,400	16,000	$400,000	6.00%	$1.50000	$1.00	3/20/2017
Series J	9,000	9,000	225,000	5.50%	$1.37500	$1.00	7/25/2017
Series K	8,050	7,000	175,000	5.625%	$1.40625	$1.00	12/7/2017
	35,450	32,000	$800,000

During February 2015, the Company established an at the market continuous offering program (the “ATM program”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange (the “NYSE”) or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. During the nine months ended September 30, 2016, the Company issued 9,806,377 shares and received proceeds of $285.2 million, net of commissions and fees of $2.9 million.

12. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2016 and 2015 (in thousands):

	2016	2015
Acquisition of real estate interests by assumption of mortgage debt	$33,174	$20,800
Acquisition of real estate interests through proceeds held in escrow	$66,044	$39,849
Proceeds held in escrow through sale of real estate interests	$66,431	$36,733
Disposition of real estate interests by assignment of debt	$-	$15,744
Disposition of real estate interests through the issuance of mortgage receivable	$-	$5,730
Issuance of common stock	$85	$488
Surrender of restricted common stock	$(6,904)	$(5,604)
Declaration of dividends paid in succeeding period	$118,136	$111,480
(Decrease)/increase in capital expenditures accrual	$(5,582)	$11,700
Consolidation of Joint Ventures:
Increase in real estate and other assets	$316,772	$977,807
Increase in mortgages payable, other liabilities and non-controlling interests	$194,964	$694,530

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

The Company recognized expenses associated with its equity awards of $15.3 million for the nine months ended September 30, 2016 and 2015.  As of September 30, 2016, the Company had $34.9 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.4 years.

14. Accumulated Other Comprehensive Income (“AOCI”)

The following tables display the change in the components of accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015:

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Unrealized Loss on Interest Rate Swaps	Total
Balance as of January 1, 2016	$6,616	$398	$(1,426)	$5,588
Other comprehensive income before reclassifications	971	18	(432)	557
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income	971	18	(432)	557
Balance as of September 30, 2016	$7,587	$416	$(1,858)	$6,145

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Unrealized Loss on Interest Rate Swaps	Total
Balance as of January 1, 2015	$329	$46,197	$(1,404)	$45,122
Other comprehensive income before reclassifications	(14,973)	(5,930)	(475)	(21,378)
Amounts reclassified from AOCI (1)	-	(38,488)	-	(38,488)
Net current-period other comprehensive income	(14,973)	(44,418)	(475)	(59,866)
Balance as of September 30, 2015	$(14,644)	$1,779	$(1,879)	$(14,744)

(1) Amounts reclassified to Interest, dividends and other investment income on the Company’s Condensed Consolidated Statements of Operations.

At September 30, 2016, the Company had a net $7.6 million of unrealized cumulative foreign currency translation adjustment (“CTA”) gains relating to its foreign entity investments in Canada. CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under generally accepted accounting principles in the United States (“GAAP”), the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2015, the Company began selling properties within its Canadian portfolio and as such, the Company may, in the near term, substantially liquidate its remaining investment in Canada, which will require the then unrealized gain on foreign currency translation to be recognized as a benefit to earnings.

15. Income Taxes

The Merger-

Prior to the Merger, the Company’s TRSs included KRS, FNC Realty Corporation, Kimco Insurance Company and the consolidated entity, Blue Ridge Real Estate Company/Big Boulder Corporation. As part of the Company’s overall strategy to simplify its business model and transfer ownership of desirable long-term shopping center assets as well as the Company’s investment in Albertsons to the REIT, the Company, effective August 1, 2016, completed the Merger, whereby KRS was merged into a wholly-owned Limited Liability Company (“LLC”) of the Company and no longer operates as a TRS. Additionally, the Company established a new TRS, Kimco Realty Services II.

Under GAAP a reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result of the Merger, the Company determined that the realization of $63.5 million of its net deferred tax assets was not deemed likely and as such, the Company recorded a valuation allowance against these net deferred tax assets that existed at the time of the Merger.

In connection with the Merger, the Company prepared an analysis of the estimated built-in tax gains and built-in tax losses inherent in each asset.  Property that becomes REIT property in a merger transaction is subject to tax during a recognition period, and, as a result, the Company is subject to corporate-level taxation up to the net built-in gain amount resulting from the sale of KRS investments within five years from the merger date (the recognition period). The Company compared estimated fair values to tax basis for each property to determine the built-in tax gain (value over basis) or the built-in tax loss (basis over value) and determined KRS’s share based on its ownership percentage, which could be subject to corporate level taxes if the Company disposes of any assets previously held by KRS during the five years following the Merger date.

Uncertain Tax Positions -

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico.  The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities.  The Company is currently under audit by the Canadian Revenue Agency and Mexican Tax Authority.

The Company and its subsidiaries had been under audit by the U.S. Internal Revenue Service (“IRS”) with respect to taxable years 2004-2009. The IRS proposed, pursuant to Section 482 of the Code, to disallow a capital loss claimed by KRS on the disposition of common shares of Valad Property Ltd., an Australian publicly listed company, and to assert a 100 percent “penalty” tax on the Company pursuant to Section 857(b)(7) of the Code in the amount of $40.9 million with respect to its 2009 taxable year. The Company has favorably settled all matters relating to the audit, agreeing to a net refund of $0.1 million. In connection with this favorable settlement, the Company released its uncertain tax position liability of $2.0 million.

In August 2016, the Mexican Tax Authority issued tax assessments for various wholly-owned entities of the Company that had previously held interests in operating properties in Mexico. These assessments relate to certain interest expense and withholding tax items under the Mexico – U.S. Tax Treaty (the “Treaty”). The assessments are for the 2010 tax year and include amounts for taxes aggregating $33.7 million, interest aggregating $16.6 million and penalties aggregating $11.4 million. The Company believes that it has operated in accordance with the Treaty provisions and has therefore concluded that no amounts are payable with respect to this matter. The Company has submitted appeals for these assessments and the U.S. Treasury’s Office of Competent Authority is representing the Company regarding this matter. The Company intends to vigorously defend its position and believes it will prevail, however this outcome cannot be assured.

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of open-air shopping centers. As of September 30, 2016, the Company had interests in 534 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 86.3 million square feet of gross leasable area (“GLA”), located in 35 states and Puerto Rico. In addition, the Company had 390 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 6.8 million square feet of GLA.

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

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015

	Three Months Ended
	September 30,
	(amounts in millions)
	2016	2015	Change	% change

Revenues from rental property (1)	$279.3	$283.4	$(4.1)	(1.4%)

Rental property expenses: (2)
Rent	$2.7	$2.9	$(0.2)	(6.9%)
Real estate taxes	37.7	36.6	1.1	3.0%
Operating and maintenance	32.6	34.9	(2.3)	(6.6%)
	$73.0	$74.4	$(1.4)	(1.9%)

Depreciation and amortization (3)	$96.8	$103.7	$(6.9)	(6.7%)

Comparison of the nine months ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,
	(amounts in millions)
	2016	2015	Change	% change

Revenues from rental property (1)	$859.5	$848.0	$11.5	1.4%

Rental property expenses: (2)
Rent	$8.3	$9.5	$(1.2)	(12.6%)
Real estate taxes	108.0	109.3	(1.3)	(1.2%)
Operating and maintenance	100.4	104.9	(4.5)	(4.3%)
	$216.7	$223.7	$(7.0)	(3.1%)

Depreciation and amortization (3)	$264.4	$258.4	$6.0	2.3%

(1)

Revenues from rental property decreased for the three months ended September 30, 2016 primarily from the combined effect of (i) a decrease in revenues of $15.0 million for the three months ended September 30, 2016 as compared to the corresponding period in 2015, due to properties sold during 2016 and 2015, and (ii) a decrease in revenue of $2.7 million for three months ended September 30, 2016 as compared to the corresponding period in 2015, primarily due to tenant vacates during the three months ended September 30, 2015 which includes below market rent write-offs, partially offset by (iii) the acquisition of operating properties during 2016 and 2015, providing incremental revenues for the three months ended September 30, 2016 of $13.6 million as compared to the corresponding period in 2015.

Revenues from rental property increased for the nine months ended September 30, 2016 primarily from the combined effect of (i) the acquisition of operating properties during 2016 and 2015, providing incremental revenues for the nine months ended September 30, 2016 of $37.1 million, as compared to the corresponding period in 2015 and (ii) the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the nine months ended September 30, 2016 of $24.6 million as compared to the corresponding period in 2015, partially offset by (iii) a decrease in revenues of $50.1 million for the nine months ended September 30, 2016 as compared to the corresponding period in 2015, from properties sold during 2016 and 2015.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee, (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses decreased for the three and nine months ended September 30, 2016, as compared to the corresponding period in 2015, primarily due to the disposition of properties in 2016 and 2015, partially offset by the acquisitions of properties during 2016 and 2015.

(3)

Depreciation and amortization decreased for the three months ended September 30, 2016, as compared to the corresponding period in 2015, primarily due to (i) property dispositions in 2016 and 2015, partially offset by (ii) operating property acquisitions in 2016 and 2015 and (iii) write-offs relating to the Company’s redevelopment projects in 2016.

Depreciation and amortization increased for the nine months ended September 30, 2016, as compared to the corresponding period in 2015, primarily due to (i) operating property acquisitions in 2016 and 2015 and (ii) write-offs relating to the Company’s redevelopment projects in 2016, partially offset by (iii) property dispositions in 2016 and 2015.

Management and other fee income decreased $3.7 million for the nine months ended September 30, 2016, as compared to the corresponding period in 2015. This decrease is primarily attributable to (i) the sale of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2016 and 2015, and (ii) the recognition of enhancement fee income related to the Company’s prior investment in InTown Suites of $1.2 million during the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, the Company recognized impairment charges related to adjustments to property carrying values of $68.1 million for which the Company’s estimated fair value was primarily based on third party appraisals and third party offers through signed contracts, letters of intent or discounted cash flow models. During the nine months ended September 30, 2015, the Company recognized impairment charges of $28.0 million, of which $0.1 million, before noncontrolling interests and income taxes, is included in discontinued operations. These impairment charges consist of (i) $21.9 million related to adjustments to property carrying values, (ii) $5.3 million related to certain investments in other real estate investments and (iii) $0.8 million related to marketable debt securities investment. The adjustments to property carrying values for 2016 and 2015 were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Interest, dividends and other investment income decreased $5.2 million and $37.2 million, for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These decreases are primarily due to the sale of certain marketable securities, which resulted in gains of $6.1 million and $38.5 million for the three and nine months ended September 30 2015, respectively.

Other income, net, increased $2.9 million for the three months ended September 30, 2016, as compared to the corresponding period in 2015. This increase is primarily due to an increase in income from the Company’s investment in retail store leases related to the termination of a lease during the three months ended September 30, 2016.

Interest expense decreased $7.5 million and $13.3 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These decreases are primarily the result of lower levels of borrowings and lower interest rates on borrowings during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

During the nine months ended September 30, 2016, the Company incurred early extinguishment of debt charges aggregating $45.7 million in connection with the optional make-whole provisions of unsecured notes that were repaid prior to maturity and prepayment penalties on a mortgage encumbering 10 operating properties, which the Company also paid prior to the scheduled maturity date. See “Liquidity and Capital Resources” for additional details.

Provision for income taxes, net increased $58.6 million for the three months ended September 30, 2016, as compared to the corresponding period in 2015. This increase is primarily due to (i) an increase in the Company’s valuation allowance of $63.5 million as a result of the Company’s merger of its taxable REIT subsidiary into a wholly-owned LLC of the Company, partially offset by (ii) a decrease of $2.0 million resulting from the favorable settlement of a tax audit during the three months ended September 30, 2016.

Provision for income taxes, net increased $61.4 million for the nine months ended September 30, 2016, as compared to the corresponding period in 2015. This increase is primarily due to (i) an increase in the Company’s valuation allowance of $63.5 million as a result of the Company’s merger of its taxable REIT subsidiary into a wholly owned LLC of the Company and (ii) an increase in foreign tax expense of $20.4 million primarily relating to the sale of certain unconsolidated properties during 2016 within the Company’s Canadian portfolio which were subject to foreign taxes at a consolidated reporting entity level, partially offset by (iii) a decrease of $2.0 million resulting from the favorable settlement of a tax audit, (iv) an increase in tax benefit of $15.1 million related to impairment charges recognized during the nine months ended September 30, 2016, as compared to the corresponding period in 2015, and (v) a decrease in tax expense of $2.0 million relating to equity income recognized in connection with the Company’s Albertson’s investment during 2015.

Equity in income of joint ventures, net increased $59.3 million for the nine months ended September 30, 2016, as compared to the corresponding period in 2015. This increase is primarily due to (i) an increase in gains of $63.6 million resulting from the sale of properties within various joint venture investments, including the Company’s Canadian Portfolio, during the nine months ended September 30, 2016, as compared to the corresponding period in 2015, and (ii) a decrease in impairment charges of $11.4 million recognized during the nine months ended September 30, 2016, as compared to the corresponding period in 2015, partially offset by (iii) lower equity in income of $15.3 million primarily resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2016 and 2015.

During the nine months ended September 30, 2016, the Company acquired six operating properties and one development project from a joint venture in which the Company had a noncontrolling interest. The Company recorded a gain on change in control of interests of $53.1 million related to the fair value adjustment associated with its previously held equity interest in the operating properties.

During the nine months ended September 30, 2015, the Company acquired 41 properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded a net gain on change in control of interests of $146.1 million related to the fair value adjustment associated with its previously held equity interests in these properties.

During the nine months ended September 30, 2016, the Company disposed of 26 consolidated operating properties and one out-parcel, in separate transactions, for an aggregate sales price of $334.9 million. These transactions resulted in (i) an aggregate gain of $75.9 million, after income tax expense, and (ii) aggregate impairment charges of $7.8 million, before noncontrolling interest expense of $0.2 million.

During the nine months ended September 30, 2015, the Company disposed of 74 operating properties and six out parcels, in separate transactions, for an aggregate sales price of $276.3 million. These transactions resulted in an aggregate gain of $86.2 million, after income tax expense.

Equity in income from other real estate investments, net decreased $7.5 million for the three months ended September 30, 2016, as compared to the corresponding period in 2015. This decrease is primarily due to (i) a decrease of $6.6 million in profit participation from the Company’s Preferred Equity Program from capital transactions during the three months ended September 30, 2016, as compared to the corresponding period in 2015, and (ii) a decrease of $1.0 million in earnings from the Company’s Preferred Equity Program during the three months ended September 30, 2016 primarily resulting from the sale of the Company’s interests in certain preferred equity investments during 2016 and 2015.

Equity in income from other real estate investments, net decreased $8.7 million for the nine months ended September 30, 2016, as compared to the corresponding period in 2015. This decrease is primarily due to (i) a decrease in equity in income of $4.9 million resulting from a cash distribution received in excess of the Company’s carrying basis in 2015, (ii) a decrease in income resulting from the sale of the Company’s leveraged lease portfolio of $3.8 million and (iii) a decrease of $2.3 million in earnings from the Company’s Preferred Equity Program during the nine months ended September 30, 2016, primarily resulting from the sale of the Company’s interests in certain preferred equity investments during 2016 and 2015, partially offset by (iv) an increase of $2.4 million in profit participation from the Company’s Preferred Equity Program from capital transactions during the nine months ended September 30, 2016, as compared to the corresponding period in 2015.

Net loss attributable to the Company was $43.5 million for the three months ended September 30, 2016, as compared to net income of $77.6 million for the three months ended September 30, 2015. On a diluted per share basis, net loss for the three month period ended September 30, 2016 was $0.13 as compared to net income of $0.15 for the three month period ended September 30, 2015. These changes are primarily attributable to (i) an increase in provision for income taxes due to a valuation allowance on net deferred tax assets resulting from the merger of KRS into a wholly-owned LLC of the Company, (ii) an increase in early extinguishment of debt charges resulting from the prepayment of secured and unsecured debt by the Company, (iii) a decrease in gains on sale of operating properties, (iv) a decrease in equity in income of other real estate investments, net resulting from a decrease in sales through the Company’s preferred equity program and other investments (v) a decrease in gain on sale of marketable securities during the three months ended September 30, 2016, as compared to the corresponding period in 2015, and (vi) an increase in impairments of operating properties during 2016, partially offset by (vii) a decrease in interest expense and (viii) incremental earnings due to the acquisition of operating properties during 2016 and 2015 and increased profitability from the Company’s operating properties.

Net income attributable to the Company was $300.6 million for the nine months ended September 30, 2016, as compared to $514.9 million for the nine months ended September 30, 2015. On a diluted per share basis, net income for the nine month period ended September 30, 2016 was $0.63 as compared to $1.14 for the nine month period ended September 30, 2015. These changes are primarily attributable to (i) a decrease in gain on change in control of interests, net related to the fair value adjustment associated with the Company’s previously held equity interests in properties acquired from various joint ventures, (ii) an increase in provision for income taxes due to a valuation allowance on net deferred tax assets resulting from the merger of KRS into a wholly-owned LLC of the Company, (iii) an increase in early extinguishment of debt charges resulting from the prepayment of secured and unsecured debt by the Company, (iv) an increase in impairments of operating properties during 2016, (v) a decrease in gain on sale of marketable securities during the nine months ended September 30, 2016, as compared to the corresponding period in 2015, (vi) a decrease in gains on sale of operating properties and (vii) a decrease in gains through the Company’s preferred equity program and other investments, partially offset by (viii) an increase in equity in income of joint ventures, net, resulting from gains on sales of properties within various joint venture investments during 2016 and 2015, (ix) a decrease in interest expense and (x) incremental earnings due to the acquisition of operating properties during 2016 and 2015 and increased profitability from the Company’s operating properties.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At September 30, 2016, the Company’s five largest tenants were TJX Companies, The Home Depot, Ahold Delhaize, Bed Bath & Beyond and Albertsons, which represented 3.4%, 2.4%, 2.2%, 2.0% and 1.9%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility with bank commitments of $1.75 billion which can be increased to $2.25 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Nine Months Ended September 30,
	2016	2015
Net cash flow provided by operating activities	$444.5	$462.6
Net cash flow provided by/(used for) investing activities	$248.2	$(465.5)
Net cash flow used for financing activities	$(711.8)	$(3.6)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Cash flows provided by operating activities for the nine months ended September 30, 2016, were $444.5 million, as compared to $462.6 million for the comparable period in 2015.  This change of $18.1 million is primarily attributable to (i) changes in operating assets and liabilities due to timing of receipts and payments and (ii) a decrease in operational distributions from the Company’s joint venture programs, due to the sale of certain joint ventures during 2016 and 2015, partially offset by (iii) an increase of cash flow due to new leasing, expansion and re-tenanting of core portfolio properties.

Investing Activities

Cash flows provided by investing activities for the nine months ended September 30, 2016, were $248.2 million, as compared to cash flows used for investing activities of $465.5 million for the comparable period in 2015. This change of $713.7 million resulted primarily from (i) a decrease in acquisition of operating real estate and other related net assets of $438.1 million, (ii) a decrease in investment in other investments of $190.3 million related to the Company’s KRS AB Acquisition, LLC joint venture investment in Safeway Inc. during 2015, (iii) an increase in return of investment from liquidation of real estate joint ventures of $164.0 million due to the liquidation of certain Canadian joint ventures in 2016, as compared to the corresponding period in 2015, (iv) an increase in distributions from liquidation of real estate joint ventures of $81.0 million, (v) a decrease in investments and advances to real estate joint ventures of $37.9 million, and (vi) an increase in proceeds from the sale of operating and development properties of $28.8 million, partially offset by (vii) a decrease in proceeds from sale/repayments of marketable securities of $69.7 million, (viii) a decrease in collection of mortgage loan receivables of $52.3 million, (ix) an increase in acquisition of real under development of $48.5 million, (x) an increase in improvements to real estate under development of $33.1 million and (xi) a decrease in reimbursements of investments and advances to real estate joint ventures of $28.1 million.

Acquisitions of Operating Real Estate and Other Related Net Assets-

During the nine months ended September 30, 2016 and 2015, the Company expended $181.5 million and $619.6 million, respectively, towards the acquisition of operating real estate properties. The Company’s strategy is to continue to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates acquiring approximately $240.0 million to $275.0 million of operating properties during the remainder of 2016. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities and availability under the Company’s revolving line of credit.

Improvements to Operating Real Estate-

During the nine months ended September 30, 2016 and 2015, the Company expended $102.1 million and $111.7 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Nine Months Ended September 30,
	2016	2015
Redevelopment/renovations	$58,984	$85,489
Tenant improvements/tenant allowances	37,237	17,585
Other	5,863	8,666
Total (1)	$102,084	$111,740

(1) During the nine months ended September 30, 2016 and 2015, the Company capitalized interest of $1.9 million and $2.1 million, respectively, and capitalized payroll of $1.7 million and $2.4 million, respectively, in connection with the Company’s improvements to operating real estate.

During the nine months ended September 30, 2016 and 2015, the Company capitalized personnel costs of $9.8 million and $9.0 million, respectively, relating to deferred leasing costs.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads which are located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts during 2016 will be approximately $100.0 million to $125.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Real Estate Under Development-

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments by the Company. As of September 30, 2016, the Company had in progress a total of six consolidated real estate development projects located in the U.S. The Company anticipates its capital commitment toward these development projects during 2016 will be approximately $100.0 million to $125.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit. The Company anticipates costs to complete these projects to be approximately $270.0 million to $300.0 million. Additionally, during the nine months ended September 30, 2016, the Company capitalized interest of $4.9 million, real estate taxes and insurance of $3.5 million and payroll of $1.2 million, in connection with these real estate development projects.

Investments and Advances to Real Estate Joint Ventures -

During the nine months ended September 30, 2016, the Company expended $50.1 million for investments and advances to real estate joint ventures, primarily related to the repayment of mortgage debt and received $70.7 million from reimbursements of investments and advances to real estate joint ventures. In addition, the Company received total proceeds of $325.8 million from the liquidation of real estate joint ventures, resulting from sales of properties and return of investment from liquidation.

Financing Activities

Cash flows used for financing activities for the nine months ended September 30, 2016, were $711.8 million, as compared to $3.6 million for the comparable period in 2015.  This change of $708.2 million resulted primarily from (i) a decrease in proceeds from issuance of unsecured term loan/notes of $350.0 million, (ii) an increase in repayments under unsecured term loan/notes of $261.9 million, (iii) an increase in principal payments of $150.8 million, (iv) a decrease in contributions from noncontrolling interests, net of $106.2 million, primarily relating to the joint venture investment in Safeway, (v) a decrease in proceeds from unsecured revolving credit facility, net of $98.6 million and (vi) an increase in early extinguishment of debt charges of $45.7 million, partially offset by (vii) an increase in proceeds from issuance of stock of $291.2 million and (viii) a decrease in redemption of noncontrolling interests of $30.6 million.

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

Debt maturities for the remainder of 2016 consist of $272.1 million of unconsolidated joint venture debt and $29.0 million of debt on properties included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available. These 2016 debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate. In addition, the Company has $38.0 million of consolidated debt related to two non-recourse mortgages that are currently in default for which the Company is working with the special servicers on a resolution.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its investment-grade debt ratings. The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $11.5 billion. Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air shopping centers, funding real estate under development projects, expanding and improving properties in the portfolio and other investments.

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

At the Market Continuous Offering Program (“ATM program”) –

Additionally during February 2015, the Company established an ATM program, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the NYSE or otherwise (i) at market prices prevailing at the time of sale (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. During the nine months ended September 30, 2016, the Company issued 9,806,377 shares and received proceeds of $285.2 million, net of commissions and fees of $2.9 million.

Medium Term Notes (“MTN”) and Senior Notes –

The Company’s supplemental indentures governing its MTN and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 9/30/16
Consolidated Indebtedness to Total Assets	<65%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	9%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	8.2x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.8x

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

During May 2016, the Company issued $150.0 million of Senior Unsecured Notes at an interest rate of 4.25% payable semi-annually in arrears which are scheduled to mature in April 2045. These notes are an additional issuance of and form a single series with the $350.0 million of 4.25% Senior Unsecured Notes which were issued in March 2015. The Company used the net proceeds from the issuance of $145.4 million, after the underwriting discount and related offering costs, for general corporate purposes including to pre-fund near-term debt maturities.

During August 2016, the Company issued $500.0 million of Senior Unsecured Notes at an interest rate of 2.8% payable semi-annually in arrears, which are scheduled to mature in October 2026. The Company used the net proceeds from the issuance of $492.2 million, after the underwriting discount and related offering costs, to fund the redemption of its $290.9 million 5.70% Senior Notes due in May 2017, with the remainder was used for general corporate purposes including to pre-fund near-term debt maturities.

During the nine months ended September 30, 2016, the Company repaid (i) its $300.0 million 5.783% medium term notes, which matured in March 2016 and (ii) its $290.9 million 5.70% notes, which were scheduled to mature in May 2017. The Company recorded an early extinguishment of debt charge of $10.2 million resulting from the early repayment of its $290.9 million 5.70% notes.

Canadian Notes Payable –

During August 2016, Kimco North Trust III, a wholly-owned subsidiary of the Company, repaid (i) its Canadian denominated (“CAD”) $150.0 million (USD $116.1 million) 5.99% notes, which were scheduled to mature in April 2018 and (ii) its CAD $200.0 million (USD $154.8 million) 3.855% notes, which were scheduled to mature in August 2020. The Company recorded aggregate early extinguishment of debt charges of CAD $34.1 million (USD $26.3 million) resulting from the early repayment of these notes.

Credit Facility -

The Company has a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2018 with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2019. The Credit Facility, which can be increased to $2.25 billion through an accordion feature, accrues interest at a rate of LIBOR plus 92.5 basis points (1.45% as of September 30, 2016) on drawn funds. In addition, the Credit Facility includes a $500 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of September 30, 2016, the Credit Facility had a balance of $225.0 million outstanding and $0.7 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently in compliance with these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 9/30/16
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	40%
Total Priority Indebtedness to GAV	<35%	8%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.82x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.73x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of March 17, 2014, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2014.

Term Loan –

The Company has a $650.0 million unsecured term loan (“Term Loan’) which is scheduled to mature in January 2017, with three one-year extension options at the Company’s discretion, and accrues interest at a spread (currently 95 basis points) to LIBOR or at the Company’s option at a base rate as defined per the agreement (1.47% at September 30, 2016). Pursuant to the terms of the credit agreement for the Term Loan, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. The term loan covenants are similar to the Credit Facility covenants described above.

Mortgages Payable –

During the nine months ended September 30, 2016, the Company (i) assumed $231.5 million of individual non-recourse mortgage debt relating to the acquisition of seven properties, including $3.8 million associated with fair value debt adjustments and (ii) paid off $603.7 million of mortgage debt (including fair market value adjustment of $1.6 million) that encumbered 41 operating properties. In connection with the early prepayment of certain of these mortgage debts, the Company recorded an early extinguishment of debt charge of $9.2 million.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its real estate under development projects. As of September 30, 2016, the Company had over 360 unencumbered property interests in its portfolio.

Other –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the nine months ended September 30, 2016 and 2015 were $354.1 million and $340.7 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  On July 26, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.255 per common share payable to shareholders of record on October 5, 2016, which was paid on October 17, 2016. Additionally, on October 25, 2016, the Company’s Board of Directors declared an increased quarterly cash dividend of $0.27 per common share, an annualized increase of 5.9%, payable to shareholders of record on January 3, 2017, which is scheduled to be paid on January 17, 2017.

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

The Company’s reconciliation of net income/(loss) available to common shareholders to FFO and FFO as adjusted for the three and nine months ended September 30, 2016 and 2015, is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income/(loss) available to common shareholders	$(55,100)	$62,999	$265,912	$471,195
Gain on disposition of operating property	(9,773)	(29,767)	(81,874)	(88,472)
Gain on disposition of joint venture operatingproperties and change in control of interests	(9,852)	(8,988)	(202,939)	(229,811)
Depreciation and amortization - real estate related	94,814	101,216	257,839	251,108
Depreciation and amortization - real estate joint ventures	10,719	17,852	35,621	54,004
Impairment of operating properties	16,857	17,662	77,803	43,451
Provision for income taxes (2)	29,005	2,668	40,797	1,943
Noncontrolling interests (2)	(264)	234	(427)	(3,352)
FFO available to common shareholders	76,406	163,876	392,732	500,066
Transactional (income)/expense:
Profit participation from other real estate investments	(3)	(8,221)	(10,053)	(11,351)
Transactional losses from other real estate investments	461	-	461	-
Gain from land sales	(1,086)	(2,090)	(2,352)	(6,823)
Acquisition costs	2,347	561	3,890	1,884
Prepayment penalties	45,674	-	45,674	-
Distributions in excess of Company’s investment basis	-	(24)	(845)	(5,250)
Gain on sale of marketable securities	-	(6,053)	-	(38,488)
Impairment of other investments	-	2,319	1,058	8,848
Other income, net	-	(13)	(40)	(404)
Provision/(benefit) for income taxes (3)	36,524	(57)	38,176	1,614
Noncontrolling interests (3)	285	164	285	270
Total transactional income/(expense), net	84,202	(13,414)	76,254	(49,700)
FFO available to common shareholders as adjusted	$160,608	$150,462	$468,986	$450,366
Weighted average shares outstanding for FFO calculations:
Basic	420,073	411,487	416,829	411,202
Units	-	1,530	821	1,495
Dilutive effect of equity awards	1,442	1,199	1,405	1,337
Diluted	421,515 (1)	414,216 (1)	419,055 (1)	414,034 (1)

FFO per common share – basic	$0.18	$0.40	$0.94	$1.22
FFO per common share – diluted	$0.18 (1)	$0.40 (1)	$0.94 (1)	$1.21 (1)
FFO as adjusted per common share – basic	$0.38	$0.37	$1.13	$1.10
FFO as adjusted per common share – diluted	$0.38 (1)	$0.36 (1)	$1.12 (1)	$1.09 (1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $336 for the three months ended September 30, 2015 and $621 and $1,008 for the nine months ended September 30, 2016 and 2015, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Income/(loss) from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of the Company’s Income/(loss) from continuing operations to U.S. same property NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income/(loss) from continuing operations	$(51,319)	$53,419	$229,517	$435,288
Adjustments:
Management and other fee income	(5,790)	(4,995)	(14,274)	(17,926)
General and administrative expenses	27,983	27,310	89,840	89,322
Impairment charges	10,073	6,058	68,126	27,908
Depreciation and amortization	96,827	103,708	264,436	258,432
Interest and other expense, net	87,868	47,279	191,980	122,131
Provision for income taxes, net	61,426	2,844	73,292	11,933
Gain on change in control of interests, net	(6,584)	(6,342)	(53,096)	(146,143)
Equity in income of other real estate investments, net	(3,774)	(11,319)	(22,532)	(31,236)
Non same property net operating income	(9,467)	(40,401)	(68,198)	(129,124)
Non-operational expense/(income) from joint ventures, net	25,530	47,794	(67,038)	52,111
U.S. same property NOI	$232,773	$225,355	$692,053	$672,696

U.S. same property NOI increased by $7.4 million or 3.3% for the three months ended September 30, 2016, as compared to the corresponding period in 2015. This increase is primarily the result of (i) an increase of $2.9 million related to lease-up and rent commencements in the portfolio and (ii) a decrease of $1.6 million of credit losses and (iii) an increase in other property income of $2.9 million.

U.S. same property NOI increased by $19.4 million or 2.9% for the nine months ended September 30, 2016, as compared to the corresponding period in 2015. This increase is primarily the result of (i) an increase of $12.5 million related to lease-up and rent commencements in the portfolio, (ii) an increase in other property income of $6.3 million and (iii) a decrease of $0.6 million of credit losses.

Leasing Activity

During the nine months ended September 30, 2016, the Company executed 710 leases totaling over 4.6 million square feet in the Company’s consolidated operating portfolio comprised of 251 new leases and 459 renewals and options. The leasing costs associated with new leases are estimated to aggregate $37.9 million or $30.20 per square foot. These costs include $30.4 million of tenant improvements and $7.5 million of external leasing commissions. The average rent per square foot on new leases was $19.33 and on renewals and options was $16.20.

Tenant Lease Expirations

The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data and percentages:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	150	455	$8,924	1.1%
2016	108	327	$6,924	0.8%
2017	843	5,102	$85,086	10.2%
2018	889	6,244	$98,216	11.7%
2019	897	6,661	$99,815	11.9%
2020	817	6,183	$95,009	11.4%
2021	756	6,619	$95,731	11.4%
2022	412	4,863	$64,776	7.7%
2023	265	3,378	$47,617	5.7%
2024	236	3,058	$48,240	5.8%
2025	227	2,195	$35,394	4.2%
2026	223	3,714	$48,101	5.7%

(1)	Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of September 30, 2016, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The instruments’ actual cash flow amounts are in millions.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$38.0	$505.6	$96.9	$2.8	$104.9	$345.4	$1,093.6	$1,110.8
Average Interest Rate	10.36%	5.60%	4.72%	5.29%	5.40%	4.90%	5.46%

Variable Rate	$-	$-	$19.5	$100.0	$-	$-	$119.5	$118.9
Average Interest Rate	-	-	3.29%	1.91%	-	-	2.14%

Unsecured Debt
Fixed Rate	$-	$-	$299.4	$299.1	$-	$2,316.5	$2,915.0	$3,054.6
Average Interest Rate	-	-	4.30%	6.88%	-	3.37%	3.82%

Variable Rate	$-	$649.7	$222.2	$-	$-	$-	$871.9	$867.4
Average Interest Rate	-	1.47%	1.45%	-	-	-	1.47%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $7.4 million for the nine months ended September 30, 2016, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments and respective cumulated translation adjustments (“CTA”) as of September 30, 2016.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents, CTA balances are shown in U.S. dollars:

Foreign Investment (in millions)
Country	Local Currency	U.S. Dollars	CTA Gain
Mexican real estate investments (MXN)	228.6	$18.7	$-
Canadian real estate investments (CAD)	47.7	$36.4	$7.6

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Currency fluctuations between local currency and the U.S. dollar, for investments for which the Company has determined that the local currency is the functional currency, for the period in which the Company held its investment result in a CTA. This CTA is recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. The Company’s aggregate CTA gain balance at September 30, 2016, is $7.6 million.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities - During the nine months ended September 30, 2016, the Company repurchased 253,958 shares in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. The Company expended approximately $6.8 million to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2016 – January 31, 2016	35,768	$26.46	-	$-
February 1, 2016 - February 29, 2016	186,476	$26.37	-	-
March 1, 2016 – March 31, 2016	621	$27.78	-	-
April 1, 2016 – April 30, 2016	-	$-	-	-
May 1, 2016 – May 31, 2016	16,069	$28.61	-	-
June 1, 2016 – June 30, 2016	1,110	$29.66	-	-
July 1, 2016 – July 31, 2016	-	$-	-	-
August 1, 2016 – August 31, 2016	11,858	$31.27	-	-
September 1, 2016 – September 30, 2016	2,056	$28.64	-	-
Total	253,958	$26.79	-	$-

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

KIMCO REALTY CORPORATION

October 28, 2016	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

October 28, 2016	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer