Form 10-K
period 2016-12-31
KIMCO REALTY CORP
filed 2017-02-27
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12.8 billion based upon the closing price on the New York Stock Exchange for such equity on June 30, 2016.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of February 22, 2017, the registrant had 425,629,020 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 25, 2017.

Index to Exhibits begins on page 36.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates and managements’ ability to estimate the impact thereof, (vii) risks related to the Company’s international operations, (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (ix) valuation and risks related to the Company’s joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common stock, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges, (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xvi) the risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K that the Company files with the SEC.

PART I

Item 1. Business

Background

Kimco Realty Corporation, a Maryland corporation, is one of the nation's largest owners and operators of open-air shopping centers.  The terms "Kimco," the "Company," "we," "our" and "us" each refer to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise.  The Company is a self-administered real estate investment trust ("REIT") and has owned and operated open-air shopping centers for more than 50 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of December 31, 2016, the Company had interests in 525 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 85.4 million square feet of gross leasable area (“GLA”), located in 34 states, Puerto Rico and Canada. In addition, the Company had 384 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 6.3 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000. Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting are administered by the Company from its executive offices in New Hyde Park, New York and supported by the Company’s regional offices. As of December 31, 2016, a total of 551 persons were employed by the Company.

The Company’s Web site is located at http://www.kimcorealty.com. The information contained on our Web site does not constitute part of this Form 10-K. On the Company’s Web site you can obtain, free of charge, a copy of this Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable, after we file such material electronically with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

The Company’s initial growth resulted primarily from real estate under development and the construction of shopping centers. Subsequently, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and continued its expansion across the nation. The Company implemented its investment real estate management format through the establishment of various institutional joint venture programs, in which the Company has noncontrolling interests. The Company earns management fees, acquisition fees, disposition fees as well as promoted interests based on achieving certain performance metrics. The Company continued its geographic expansion with investments in Canada, Puerto Rico, Mexico, Chile, Brazil and Peru; however, during 2013, based upon a perceived change in market conditions, the Company began its efforts to exit its investments in Mexico and South America. During 2015, the Company began its efforts to exit its investments in Canada. As of December 31, 2016, the Company had essentially sold all of its operating properties in Canada, substantially liquidated its investments in Mexico and had completely exited South America by liquidating its investments in Chile, Brazil and Peru. The Company’s revenues and equity in income (including gains on sales and impairment losses) from its foreign investments in U.S. dollar equivalents and their respective local currencies are as follows (in millions):

	2016	2015	2014
Revenues (consolidated in USD):
Mexico	$0.6	$1.9	$29.4
Peru	$-	$-	$0.1
Chile	$-	$6.7	$8.1
Revenues (consolidated in local currencies):
Mexico (Mexican Pesos “MXN”)	11.3	28.2	382.3
Peru (Peruvian Nuevo Sol)	-	-	0.4
Chile (Chilean Pesos “CLP”)	-	4,264.9	4,485.9

Equity in income (unconsolidated joint ventures, including preferred equity investments in USD):
Canada (1)	$152.6	$409.1	$49.3
Mexico (2) (3)	$(3.6)	$(1.6)	$(3.7)
Chile (4)	$-	$0.9	$(0.1)
Equity in income (unconsolidated joint ventures, including preferred equity investments in local currencies):
Canada (Canadian dollars “CAD”) (1)	199.5	540.1	54.6
Mexico (MXN)	29.2	(24.0)	550.8
Chile (CLP)	-	-	(55.3)

(1)	Includes gains of $141.9 million (CAD 185.9 million) and $373.8 million (CAD 439.9 million) on disposition of equity interests for the years ended December 31, 2016 and 2015, respectively.
(2)

Includes equity losses of $5.2 million, equity losses of $0.8 million, and equity income of $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to foreign investments for which the reporting currency is denominated in USD and not subject to foreign translation exposure.

(3)	Included in the year ended December 31, 2014 is the release of cumulative foreign currency translation adjustment (“CTA”) of $47.3 million in equity losses.
(4)	Included in the year ended December 31, 2015 is the release of CTA of $0.8 million in equity income.

The Company maintains certain subsidiaries which made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), which permit the Company to engage in certain business activities which the REIT may not conduct directly. These activities have included (i) ground-up real estate under development of open-air shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate management and disposition services, which primarily focused on leasing and disposition strategies for real estate property interests of both healthy and distressed retailers and (iii) the Company’s investment in AB Acquisition, LLC, which consists of grocers Safeway, Albertsons, Vons and other banners (collectively “Albertsons”).  A TRS is subject to federal and state income taxes on its income, and the Company includes a provision for taxes in its consolidated financial statements.  Effective August 1, 2016, the Company merged Kimco Realty Services Inc. ("KRS"), a TRS, into a wholly-owned Limited Liability Company (“LLC”) of the Company (the “Merger”) and no longer operates KRS as a TRS. The Company analyzed the individual assets of KRS and determined that substantially all of KRS’s assets constitute real estate assets and investments that can be directly owned by the Company without adversely affecting the Company’s status as a REIT, including its investment in Albertsons.  Any non-REIT qualifying assets or activities were transferred to a newly formed TRS.

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

Operating and Investment Strategy

The Company’s strategy is to be the premier owner and operator of open-air shopping centers through investments primarily in the U.S. To achieve this strategy the Company is (i) continuing to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, for which substantial progress has been achieved as of the end of 2016, (ii) simplifying its business by: (a) reducing the number of joint venture investments and (b) exiting Mexico, South America and Canada, for which the exit of South America has been completed, Mexico has been substantially completed and the Company essentially sold all operating properties in Canada, (iii) pursuing redevelopment opportunities within its portfolio to increase overall value and (iv) selectively acquiring land parcels in our key markets for real estate development projects for long-term investment. As part of the Company’s strategy each property is evaluated for its highest and best use, which may include residential and mixed-use components. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate such as, repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company has an active capital recycling program which provides for the disposition of certain U.S. properties. If the Company accepts sales prices for any of these assets that are less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material. In order to execute the Company’s strategy, the Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on U.S. open-air shopping centers.

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

The Company's open-air shopping center properties are designed to attract local area customers and are typically anchored by a national or regional discount department store, grocery store or drugstore tenant offering day-to-day necessities rather than high-priced luxury items. The Company may either purchase or lease income-producing properties in the future and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership. Equity investments may be subject to existing mortgage financing and/or other indebtedness. Financing or other indebtedness may be incurred simultaneously or subsequently in connection with such investments. Any such financing or indebtedness would have priority over the Company’s equity interest in such property. The Company may make loans to joint ventures in which it may or may not participate.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2016, no single open-air shopping center accounted for more than 1.9% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.5% of the Company’s total shopping center GLA. At December 31, 2016, the Company’s five largest tenants were TJX Companies, The Home Depot, Ahold Delhaize, Bed Bath & Beyond and Albertsons which represented 3.4%, 2.4%, 2.1%, 2.0% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Item 1A. Risk Factors

We are subject to certain business and legal risks including, but not limited to, the following:

Loss of our tax status as a REIT or changes in federal tax laws, regulations, administrative interpretations or court decisions relating to REITs could have significant adverse consequences to us and the value of our securities.

We have elected to be taxed as a REIT for federal income tax purposes under the Code. We believe that we are organized and operate in a manner that has allowed us to qualify and will allow us to remain qualified as a REIT under the Code. However, there can be no assurance that we have qualified or will continue to qualify as a REIT for federal income tax purposes.

Qualification as a REIT involves the application of highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and U.S. Department of the Treasury. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, regulations, administrative interpretations or court decisions could significantly and negatively change the tax laws with respect to qualification as a REIT, the federal income tax consequences of such qualification or the desirability of an investment in a REIT relative to other investments.

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

If we lose our REIT status, we will face serious tax consequences that will substantially reduce the funds available to pay dividends to stockholders for each of the years involved because:

●	we would not be allowed a deduction for dividends to stockholders in computing our taxable income and we would be subject to federal income tax at regular corporate rates;
●	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes;
●	unless we were entitled to relief under statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified; and
●	we would not be required to make distributions to stockholders.

As a result of all these factors, our failure to qualify as a REIT or new legislation changes in federal tax laws with respect to qualification as a REIT or the tax consequences of such qualification could also impair our ability to expand our business or raise capital and materially adversely affect the value of our securities.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes on the amount we distribute that is less than 100% of our net taxable income each year, including capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. While we have historically satisfied these distribution requirements by making cash distributions to our stockholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. Assuming we continue to satisfy these distribution requirements with cash, we may need to borrow funds to meet the REIT distribution requirements and avoid the payment of income and excise taxes even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of cash reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market's perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Adverse global market and economic conditions may impede our ability to generate sufficient income and maintain our properties.

The economic performance and value of our properties is subject to all of the risks associated with owning and operating real estate, including but not limited to:

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

In addition, numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties and properties for acquisition. New regional malls, open-air lifestyle centers or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at or prior to renewal. Retailers at our properties may face increasing competition from other retailers, e-commerce, outlet malls, discount shopping clubs, direct mail, telemarketing or home shopping networks, all of which could (i) reduce rents payable to us; (ii) reduce our ability to attract and retain tenants at our properties; or (iii) lead to increased vacancy rates at our properties. We may fail to anticipate the effects of changes in consumer buying practices, particularly of growing online sales and the resulting retailing practices and space needs of our tenants or a general downturn in our tenants’ businesses, which may cause tenants to close stores or default in payment of rent.

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

A tenant that files for bankruptcy protection may not continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from the tenant or the lease guarantor, or their property, unless the bankruptcy court permits us to do so. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, if at all.

We may be unable to sell our real estate property investments when appropriate or on terms favorable to us.

Real estate property investments are illiquid and generally cannot be disposed of quickly. In addition, the Code restricts a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on terms favorable to us within a timeframe that we would need.

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

Unsuccessful real estate under development activities or a slowdown in real estate under development activities could have a direct impact on our growth, results of operations and cash flows.

Real estate under development is a component of our operating and investment strategy. We intend to continue pursuing select real estate under development opportunities for long-term investment and construction of retail and/or mixed use properties as opportunities arise. We expect to phase in construction until sufficient preleasing is reached. Our real estate under development and construction activities include the following risks:

●

we may abandon real estate under development opportunities after expending resources and could lose all or part of our investment in such opportunities, including loss of deposits or failure to recover expenses already incurred;

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

Additionally, new real estate under development activities typically require substantial time and attention from management, and the time frame required for development, construction and lease-up of these properties could require several years to realize any significant cash return. The foregoing risks could cause the development of properties to hinder the Company’s growth and have an adverse effect on its results of operations and cash flows.

Construction and development projects are subject to risks that materially increase the costs of completion.

In the event that we decide to develop and construct new properties or redevelop existing properties, we will be subject to risks and uncertainties associated with construction and development. These risks include, but are not limited to, risks related to obtaining all necessary zoning, land-use, building occupancy and other governmental permits and authorizations, risks related to the environmental concerns of government entities or community groups, risks related to changes in economic and market conditions between development commencement and stabilization, risks related to construction labor disruptions, adverse weather, acts of God or shortages of materials which could cause construction delays and risks related to increases in the cost of labor and materials which could cause construction costs to be greater than projected and adversely impact the amount of our development fees or our results of operations or financial condition.

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

We have invested in some properties as a co-venturer or partner, instead of owning directly. In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of these investments. As a result, the co-venturer or partner might have interests or goals that are inconsistent with ours, take action contrary to our interests or otherwise impede our objectives. These investments involve risks and uncertainties. The co-venturer or partner may fail to provide capital or fulfill its obligations, which may result in certain liabilities to us for guarantees and other commitment. Conflicts arising between us and our partners may be difficult to manage and/or resolve and it could be difficult to manage or otherwise monitor the existing business arrangements. The co-venturer or partner also might become insolvent or bankrupt, which may result in significant losses to us.

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

We have completed, or have nearly completed, our efforts to exit our investments in Mexico, South America and Canada, however, we cannot predict the impact of laws and regulations affecting these international operations, including the United States Foreign Corrupt Practices Act, or the potential that we may face regulatory sanctions.

Our international operations have included properties in Canada, Mexico, Chile, Brazil and Peru and are subject to a variety of United States and foreign laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”) and foreign tax laws and regulations. Although we have completely, or have nearly completed, our efforts to exit our investments in Mexico, South America and Canada, we cannot assure you that our past or any current international operations will continue to be found to be in compliance with such laws or regulations. In addition, we cannot predict the manner in which such laws or regulations might be administered or interpreted, or when, or the potential that we may face regulatory sanctions or tax audits as a result of our international operations.

We have received a subpoena from the Enforcement Division of the SEC in connection with the SEC’s investigation, In the Matter of Wal-Mart Stores, Inc. (FW-3678), that the SEC Staff is currently conducting with respect to possible violations of the FCPA. We have cooperated, and will continue to cooperate, with the SEC and the U.S. Department of Justice (“DOJ”), which is conducting a parallel investigation. At this point, we are unable to predict the duration, scope or result of the SEC or DOJ investigations. See “Item 3. Legal Proceedings,” below. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations, which they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. Any of these remedial measures, if applicable to us, could have a material adverse impact on our business, results of operations, financial condition and liquidity.

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

We may not be able to recover our investments in mortgage receivables or other investments, which may result in significant losses to us.

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

Our mortgage receivables may be or become subordinated to mechanics' or materialmen's liens or property tax liens. In these instances, we may need to protect a particular investment by making payments to maintain the current status of a prior lien or discharge it entirely. Where that occurs, the total amount we recover may be less than our total investment, resulting in a loss. In the event of a major loan default or several loan defaults resulting in losses, our investments in mortgage receivables would be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Real Estate Portfolio. As of December 31, 2016, the Company had interests in 525 shopping center properties aggregating 85.4 million square feet of GLA located in 34 states, Puerto Rico and Canada. In addition, the Company had 384 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 6.3 million square feet of GLA.  The Company’s portfolio includes noncontrolling interests. Open-air shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2016, the Company’s Combined Shopping Center Portfolio was 95.4% leased.

The Company's open-air shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of 162,618 square feet as of December 31, 2016. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2016, the Company expended $143.5 million in connection with these property improvements and expensed to operations $34.3 million.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners. The Company's open-air shopping centers are usually "anchored" by a national or regional discount department store, grocery store or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include TJX Companies, The Home Depot, Ahold Delhaize, Bed Bath & Beyond, Albertsons, Ross Stores, Petsmart, Kohl’s, Wal-Mart and Whole Foods.

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

Minimum base rental revenues and operating expense reimbursements accounted for 98% and other revenues, including percentage rents, accounted for 2% of the Company's total revenues from rental properties for the year ended December 31, 2016. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

Approximately 29.8% of the Company's leases of consolidated properties also contain provisions requiring the payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds.  Percentage rents accounted for less than 1% of the Company's revenues from rental properties for the year ended December 31, 2016.  Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2016, the Company’s consolidated operating portfolio, comprised of 59.2 million square feet of GLA, was 95.2% leased. The consolidated operating portfolio consists entirely of properties located in the U.S., inclusive of Puerto Rico.  For the period January 1, 2016 to December 31, 2016, the Company increased the average base rent per leased square foot, which includes the impact of tenant concessions, in its U.S. consolidated portfolio of open-air shopping centers from $14.36 to $14.99, an increase of $0.63.  This increase primarily consists of (i) a $0.10 increase relating to acquisitions, (ii) a $0.19 increase relating to dispositions, and (iii) a $0.34 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio.

The Company has a total of 6,120 leases in the U.S. consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	168	484	$9,892	1.2%
2017	717	4,075	$68,822	8.2%
2018	894	6,309	$98,788	11.7%
2019	903	6,653	$100,430	11.9%
2020	819	6,101	$94,589	11.2%
2021	793	6,745	$98,678	11.7%
2022	518	5,280	$74,069	8.8%
2023	273	3,425	$47,962	5.7%
2024	237	2,954	$47,138	5.6%
2025	225	2,168	$35,144	4.2%
2026	234	3,735	$49,768	5.9%
2027	156	3,033	$40,761	4.8%

(1)	Leases currently under month to month lease or in process of renewal

During 2016, the Company executed 935 leases totaling over 6.8 million square feet in the Company’s consolidated operating portfolio comprised of 344 new leases and 591 renewals and options. The leasing costs associated with these leases are estimated to aggregate $58.4 million or $29.81 per square foot. These costs include $46.4 million of tenant improvements and $12.0 million of leasing commissions. The average rent per square foot on new leases was $18.85 and on renewals and options was $14.97. The Company will seek to obtain rents that are higher than amounts within its expiring leases, however, there are many variables and uncertainties which can significantly affect the leasing market at any time; as such, the Company cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Ground-Leased Properties. The Company has interests in 44 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. The Company pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements reverts to the landowner.

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

Market Information:

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape and declared dividends per share for the Company’s common stock. The Company’s common stock is traded on the NYSE under the trading symbol "KIM".

	Stock Price
Period	High	Low	Dividends
2015:
First Quarter	$28.54	$25.20	$0.24
Second Quarter	$27.06	$22.48	$0.24
Third Quarter	$25.70	$22.07	$0.24
Fourth Quarter	$27.33	$23.98	$0.255	(a)
2016:
First Quarter	$29.11	$24.75	$0.255
Second Quarter	$31.38	$26.79	$0.255
Third Quarter	$32.24	$28.34	$0.255
Fourth Quarter	$29.23	$24.35	$0.27	(b)

(a)	Paid on January 15, 2016 to stockholders of record on January 4, 2016.
(b)	Paid on January 15, 2017 to stockholders of record on January 3, 2017.

Holders: The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,292 as of January 31, 2017.

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

The Company has determined that the $1.02 dividend per common share paid during 2016 consisted of 62% ordinary income, an 8% return of capital and 30% capital gain to its stockholders. The $0.96 dividend per common share paid during 2015 consisted of 100% capital gain to its stockholders.

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

Recent Sales of Unregister Securities:

None.

Issuer Purchases of Equity Securities: During the year ended December 31, 2016, the Company repurchased 257,477 shares in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. The Company expended approximately $6.9 million to repurchase these shares.

Period			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2016	–	January 31, 2016	35,768	$26.46	-	$-
February 1, 2016	–	February 29, 2016	186,476	$26.37	-	-
March 1, 2016	–	March 31, 2016	621	$27.78	-	-
April 1, 2016	–	April 30, 2016	-	$-	-	-
May 1, 2016	–	May 31, 2016	16,069	$28.61	-	-
June 1, 2016	–	June 30, 2016	1,110	$29.66	-	-
July 1, 2016	–	July 31, 2016	-	$-	-	-
August 1, 2016	–	August 31, 2016	11,858	$31.27	-	-
September 1, 2016	–	September 30, 2016	2,056	$28.64	-	-
October 1, 2016	–	October 31, 2016	3,519	$27.71	-	-
November 1, 2016	–	November 30, 2016	-	$-	-	-
December 1, 2016	–	December 31, 2016	-	$-	-	-
Total			257,477	$26.80	-	$-

Total Stockholder Return Performance: The following performance chart compares, over the five years ended December 31, 2016, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REIT Total Return Index (the "NAREIT Equity Index") prepared and published by the National Association of Real Estate Investment Trusts ("NAREIT"). Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets. The NAREIT Equity Index includes all tax qualified equity real estate investment trusts listed on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market System. Stockholder return performance, presented quarterly for the five years ended December 31, 2016, is not necessarily indicative of future results. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

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

	Year ended December 31,
	2016	2015	2014	2013	2012(2)
	(in thousands, except per share information)
Operating Data:
Revenues from rental properties (1)	$1,152,401	$1,144,474	$958,888	$825,210	$755,851
Interest expense (2)	$192,549	$218,891	$203,759	$212,240	$223,736
Early extinguishment of debt charges	$45,674	$-	$-	$-	$-
Depreciation and amortization (2)	$355,320	$344,527	$258,074	$224,713	$214,827
Gain on sale of operating properties, net (2)	$92,823	$132,908	$618	$2,798	$8,475
Provision for income taxes, net (3)	$78,583	$67,325	$22,438	$32,654	$15,603
Impairment charges (4)	$93,266	$45,383	$39,808	$32,247	$10,289
Income from continuing operations (5)	$378,850	$894,190	$375,133	$276,884	$172,760
Income per common share, from continuing operations:
Basic	$0.79	$2.01	$0.77	$0.53	$0.19
Diluted	$0.79	$2.00	$0.77	$0.53	$0.19
Weighted average number of shares of common stock:
Basic	418,402	411,319	409,088	407,631	405,997
Diluted	419,709	412,851	411,038	408,614	406,689
Cash dividends declared per common share	$1.035	$0.975	$0.915	$0.855	$0.78

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Real estate, before accumulated depreciation	$12,008,075	$11,568,809	$10,018,226	$9,123,344	$8,947,287
Total assets	$11,230,600	$11,344,171	$10,261,400	$9,644,247	$9,731,928
Total debt	$5,066,368	$5,376,310	$4,595,970	$4,202,018	$4,176,011
Total stockholders' equity	$5,256,139	$5,046,300	$4,774,785	$4,632,417	$4,765,160

Cash flow provided by operations	$592,096	$493,701	$629,343	$570,035	$479,054
Cash flow provided by/(used for) investing activities	$165,383	$21,365	$126,705	$72,235	$(51,000)
Cash flow used for financing activities	$(804,527)	$(512,854)	$(717,494)	$(635,377)	$(399,061)

(1)   Does not include revenues (i) from rental properties relating to unconsolidated joint ventures and (ii) from properties included in discontinued operations.

(2)   Does not include amounts reflected in discontinued operations.

(3)   Does not include amounts reflected in discontinued operations. Amounts include income taxes related to gain on sale of operating properties.

(4)   Amounts exclude noncontrolling interests and amounts reflected in discontinued operations.

(5)   Amounts include gain on sale of operating properties, net of tax and net of income attributable to noncontrolling interests.

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of open-air shopping centers. As of December 31, 2016, the Company had interests in 525 shopping center properties aggregating 85.4 million square feet of GLA located in 34 states, Puerto Rico and Canada. In addition, the Company had 384 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 6.3 million square feet of GLA.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s strategy is to be the premier owner and operator of open-air shopping centers through investments primarily in the U.S.  To achieve this strategy the Company is (i) continuing to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger higher quality properties in key markets identified by the Company, for which substantial progress has been achieved as of the end of 2016, (ii) simplifying its business by: (a) reducing the number of joint venture investments and (b) exiting Mexico, South America and Canada, for which the exit of South America has been completed, Mexico has been substantially completed and the Company essentially sold all operating properties in Canada, (iii) pursuing redevelopment opportunities within its portfolio to increase overall value and (iv) selectively acquiring land parcels in our key markets for real estate development projects for long-term investment. As part of the Company’s strategy each property is evaluated for its highest and best use, which may include residential and mixed-use components. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate such as, repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company has an active capital recycling program which provides for the disposition of certain U.S. properties. If the Company accepts sales prices for any of these assets that are less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material. In order to execute the Company’s strategy, the Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on U.S. open-air shopping centers.

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2016:

Financial and Portfolio Information:

●

Net income available to common shareholders was $332.6 million, or $0.79 per diluted share for the year ended December 31, 2016, as compared to $831.2 million, or $2.00 per diluted share for the corresponding period in 2015. This change was primarily attributable to lower gains on sales of operating properties (including joint ventures) of $378.9 million, net of tax and $49.9 million of higher impairments attributable to the sale or pending disposition of operating properties in 2016 (see “Results of Operations” for additional detail).

●

Funds from operations (“FFO”) decreased to $555.7 million or $1.32 per diluted share for the year ended December 31, 2016 from $643.2 million or $1.56 per diluted share for the year ended December 31, 2015, (see additional disclosure on FFO beginning on page 30).

●

FFO as adjusted increased to $629.4 million or $1.50 per diluted share for the year ended December 31, 2016 from $603.4 million or $1.46 per diluted share for the year ended December 31, 2015, (see additional disclosure on FFO beginning on page 30).

●

U.S. same property net operating income (“U.S. same property NOI”) increased 2.8% for the year ended December 31, 2016, as compared to the corresponding period in 2015 (see additional disclosure on U.S. same property NOI beginning on page 32).

●	Executed 935 new leases, renewals and options totaling approximately 6.8 million square feet in the Consolidated Operating Portfolio.
●	The Company’s consolidated operating portfolio occupancy at December 31, 2016 was 95.2%.

Acquisition Activity (see Footnotes 3, 4 and 8 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●

Acquired 12 consolidated operating properties and two out-parcels comprising an aggregate 2.7 million square feet of GLA, for an aggregate purchase price of $645.6 million including the assumption of $284.7 million of non-recourse mortgage debt encumbering 10 of the properties. The Company acquired nine of these properties for an aggregate purchase price of $505.9 million from joint ventures in which the Company previously held noncontrolling ownership interests and recognized an aggregate gain on change in control of interests of $57.4 million from the fair value adjustment.

●

The Company acquired from its partner the remaining ownership interest in a development project that was held in a joint venture for a gross purchase price of $84.2 million. Additionally, during the year ended December 31, 2016, the Company acquired additional land parcels related to two existing development projects for $13.8 million.

Disposition Activity (see Footnote 5 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●

During 2016, the Company disposed of 30 consolidated operating properties and two out-parcels, in separate transactions, for an aggregate sales price of $378.7 million. These transactions resulted in (i) an aggregate gain of $86.8 million, after income tax expense, and (ii) aggregate impairment charges of $37.2 million, which were taken prior to sale, before income tax benefit of $10.0 million.

Capital Activity (for additional details see Liquidity and Capital Resources below):

During the years ended December 31, 2016 and 2015, the Company repaid the following notes (dollars in millions):

Type	Date Paid	Maturity Date			Amount Repaid (USD)	Interest Rate
Canadian Notes Payable	Aug-16	Apr-18	-	Aug-20	$270.9	3.855%	-	5.99%
Senior Unsecured Note	Aug-16		May-17		$290.9		5.70%
Medium Term Notes	Mar-16		Mar-16		$300.0		5.783%

Also during 2016, the Company (i) repaid $400.0 million of the Company’s $650.0 million unsecured term loan, (ii) assumed $289.0 million of individual non-recourse mortgage debt relating to the acquisition of 10 properties, including $4.3 million associated with fair value debt adjustments, (iii) paid off $703.0 million of mortgage debt (including fair value of debt adjustment of $2.1 million) that encumbered 47 operating properties and (iv) disposed of an encumbered property through foreclosure with debt of $25.6 million (including fair value of debt adjustment of $0.4 million) .

As a result of the above activity the Company was able to extend its debt maturity profile, including extension options, as of December 31, 2016 as follows:

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

Revenue Recognition and Accounts Receivable

Base rental revenues from rental properties are recognized on a straight-line basis over the terms of the related leases. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales level is achieved. Operating expense reimbursements are recognized as earned. Rental income may also include payments received in connection with lease termination agreements. In addition, leases typically provide for reimbursement to the Company of common area maintenance, real estate taxes and other operating expenses.

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

Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships, where applicable), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are recognized in the reporting period in which the adjustment is identified. The Company expenses transaction costs associated with business combinations in the period incurred. The Company has elected to early adopt ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business at the beginning of its fiscal year ended December 31, 2017, including its interim periods within the year, and will appropriately apply the guidance to its prospective asset acquisitions of operating properties, which includes the capitalization of acquisition costs.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and building improvements (in years)	15 to 50
Fixtures, leasehold and tenant improvements	Terms of leases or useful
(including certain identified intangible assets)	lives, whichever is shorter

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

The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in open-air shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses to the amount of its equity investment, and, due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. From time to time the joint ventures will obtain unsecured debt, which may be guaranteed by the joint venture. The Company’s exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.

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

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Information about an enterprise's current financial position and its results of operations for the current and preceding years is supplemented by all currently available information about future years. The Company must use judgment in considering the relative impact of negative and positive evidence. The Company’s reported net earnings are directly affected by management’s judgement in determining a valuation allowance.

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

Results of Operations

Comparison 2016 to 2015

	2016	2015	Change	% change
	(amounts in millions)

Revenues from rental properties (1)	$1,152.4	$1,144.5	$7.9	0.7%
Rental property expenses: (2)
Rent	$11.0	$12.3	$(1.3)	(10.6%)
Real estate taxes	146.6	147.2	(0.6)	(0.4%)
Operating and maintenance	140.9	145.0	(4.1)	(2.8%)
	$298.5	$304.5	$(6.0)	(2.0%)
Depreciation and amortization (3)	$355.3	$344.5	$10.8	3.1%

(1)

Revenues from rental properties increased primarily from the combined effect of (i) the acquisition of operating properties during 2016 and 2015, providing incremental revenues for the year ended December 31, 2016, of $57.4 million, as compared to the corresponding period in 2015 and (ii) the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the year ended December 31, 2016, of $17.4 million, as compared to the corresponding period in 2015, partially offset by (iii) a decrease in revenues of $66.9 million from properties sold during 2016 and 2015.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee, (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses decreased $6.0 million for the year ended December 31, 2016, as compared to the corresponding period in 2015, primarily due to the disposition of properties during 2016 and 2015, partially offset by the acquisition of properties during 2016 and 2015.

(3)

Depreciation and amortization increased for the year ended December 31, 2016, as compared to the corresponding period in 2015, primarily due to operating property acquisitions during 2016 and 2015 and write-offs relating to the Company’s redevelopment projects in 2016, partially offset by property dispositions.

Management and other fee income decreased $3.9 million to $18.4 million for the year ended December 31, 2016, as compared to $22.3 million for the corresponding period in 2015. This decrease is primarily attributable to (i) the sale of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2016 and 2015, and (ii) the recognition of enhancement fee income related to the Company’s prior investment in InTown Suites of $1.2 million during 2015.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense and other company-specific expenses. General and administrative expenses decreased $5.4 million for the year ended December 31, 2016, as compared to the corresponding period in 2015, primarily due to a decrease in severance costs and a reduction in professional fees.

During the year ended December 31, 2016, the Company recognized impairment charges related solely to adjustments to property carrying values of $93.3 million for which the Company’s estimated fair value was primarily based on third party appraisals and third party offers through signed contracts, letters of intent or discounted cash flow models. During the year ended December 31, 2015, the Company recognized impairment charges of $45.5 million, before noncontrolling interests and income taxes, of which $0.1 million is included in discontinued operations. The 2015 impairment charges consisted of (i) $30.3 million related to adjustments to property carrying values, (ii) $9.0 million relating to a cost method investment, (iii) $5.3 million related to certain investments in other real estate investments and (iv) $0.8 million related to marketable debt securities investments. The adjustments to property carrying values for 2016 and 2015 were recognized in connection with the Company’s efforts to market for sale certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy. For additional disclosure, see Footnote 16 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Interest, dividends and other investment income decreased $37.6 million to $1.5 million for the year ended December 31, 2016, as compared to $39.1 million for the corresponding period in 2015. This decrease is primarily due to the sale of certain marketable securities during the year ended December 31, 2015, which resulted in an aggregate gain of $39.9 million.

Interest expense decreased $26.4 million to $192.5 million for the year ended December 31, 2016, as compared to $218.9 million for the corresponding period in 2015.  This decrease is primarily the result of lower levels of borrowings and lower interest rates on borrowings during 2016, as compared to 2015.

During the year ended December 31, 2016, the Company incurred early extinguishment of debt charges aggregating $45.7 million in connection with the optional make-whole provisions of unsecured notes that were repaid prior to maturity and prepayment penalties on a mortgage encumbering 10 operating properties, which the Company also paid prior to the scheduled maturity date. See “Liquidity and Capital Resources” for additional details.

Provision for income taxes, net increased $12.3 million to $72.5 million for the year ended December 31, 2016, as compared to $60.2 million for the corresponding period in 2015. This increase is primarily due to (i) an increase in the Company’s valuation allowance of $63.5 million as a result of the Company’s merger of its taxable REIT subsidiary into a wholly owned LLC of the Company, partially offset by (ii) a decrease in foreign tax expense of $26.1 million primarily relating to fewer sales of unconsolidated properties within the Company’s Canadian portfolio which were subject to foreign taxes at a consolidated reporting entity level during 2016, as compared to 2015, (iii) an increase in tax benefit of $13.4 million related to impairment charges recognized during 2016, as compared to 2015, (iv) a decrease of $4.5 million in tax expense related to gains recognized during 2015, as compared to 2016, (v) a decrease of $3.0 million in tax expense on operations due to fewer properties in the taxable REIT subsidiary as a result of the TRS Merger, (vi) a decrease of $2.0 million resulting from the favorable settlement of a tax audit during 2016 and (vii) a decrease in tax expense of $2.0 million relating to equity income recognized in connection with the Company’s Albertsons investment during 2015.

Equity in income of joint ventures, net decreased $261.7 million to $218.7 million for the year ended December 31, 2016, as compared to $480.4 million for the corresponding period in 2015. This decrease is primarily due to (i) a decrease in gains of $248.1 million resulting from fewer sales of properties and interests within various joint venture investments, including the Company’s Canadian Portfolio, during 2016, as compared to 2015 and (ii) lower equity in income of $26.0 million resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2016 and 2015, partially offset by (iii) a decrease in impairment charges of $7.2 million recognized during 2016, as compared to 2015.

During 2016, the Company acquired nine operating properties and one development project from joint ventures in which the Company had a noncontrolling interest. The Company recorded a gain on change in control of interests of $57.4 million related to the fair value adjustment associated with its previously held equity interest in the operating properties.

During 2015, the Company acquired 43 properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded a net gain on change in control of interests of $149.2 million related to the fair value adjustment associated with its previously held equity interests in these properties.

Equity in income from other real estate investments, net decreased $8.3 million to $27.8 million for the year ended December 31, 2016, as compared to $36.1 million for the corresponding period in 2015. This decrease is primarily due to (i) a decrease in equity in income of $4.9 million resulting from a cash distribution received in excess of the Company’s carrying basis in 2015, (ii) a decrease in income resulting from the sale of the Company’s leveraged lease portfolio of $3.8 million during 2015 and (iii) a decrease of $2.8 million in earnings from the Company’s Preferred Equity Program during the year ended December 31, 2016, primarily resulting from the sale of the Company’s interests in certain preferred equity investments during 2016 and 2015, partially offset by (iv) an increase of $3.3 million in profit participation from the Company’s Preferred Equity Program from capital transactions during the year ended December 31, 2016, as compared to the corresponding period in 2015.

During 2016, the Company disposed of 30 consolidated operating properties and two out-parcels, in separate transactions, for an aggregate sales price of $378.7 million. These transactions resulted in an aggregate gain of $86.8 million, after income tax expense, and aggregate impairment charges of $37.2 million which were taken prior to sale, before income tax benefit of $10.0 million.

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

Net income attributable to the Company was $378.9 million for the year ended December 31, 2016, as compared to $894.1 million for the year ended December 31, 2015. On a diluted per share basis, net income available to the Company for the year ended December 31, 2016 was $0.79 as compared to $2.00 for the year ended December 31, 2015. These changes are primarily attributable to (i) a decrease in equity in income of joint ventures, net, resulting from gains on sales of properties within various joint venture investments during 2015, (ii) a decrease in gain on change in control of interests, net related to the fair value adjustment associated with the Company’s previously held equity interests in properties acquired from various joint ventures during 2016 and 2015, (iii) an increase in impairments of operating properties during 2016, (iv) an increase in early extinguishment of debt charges resulting from the prepayment of secured and unsecured debt by the Company, (v) a decrease in gains on sale of operating properties, (vi) a decrease in gain on sale of marketable securities during 2016, as compared to the corresponding period in 2015, (vii) an increase in provision for income taxes due to a valuation allowance on net deferred tax assets resulting from the merger of KRS into a wholly-owned LLC of the Company and (viii) a decrease in gains through the Company’s preferred equity program and other investments, partially offset by (ix) a decrease in interest expense and (x) incremental earnings due to the acquisition of operating properties during 2016 and 2015 and increased profitability from the Company’s operating properties.

Results of Operations

Comparison 2015 to 2014

	2015	2014	Change	% change
	(amounts in millions)

Revenues from rental properties (1)	$1,144.5	$958.9	$185.6	19.4%
Rental property expenses: (2)
Rent	$12.3	$14.3	$(2.0)	(14.0%)
Real estate taxes	147.2	124.7	22.5	18.0%
Operating and maintenance	145.0	119.7	25.3	21.1%
	$304.5	$258.7	$45.8	17.7%
Depreciation and amortization (3)	$344.5	$258.1	$86.4	33.5%

(1)

Revenues from rental properties increased primarily from the combined effect of (i) the acquisition of operating properties during 2015 and 2014, providing incremental revenues for the year ended December 31, 2015, of $179.9 million, as compared to the corresponding period in 2014 and (ii) the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the year ended December 31, 2015, of $23.5 million, as compared to the corresponding period in 2014, partially offset by (iii) a decrease in revenues of $17.8 million from properties sold during 2015 and 2014.

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

During the year ended December 31, 2015, the Company recognized impairment charges of $45.5 million, before noncontrolling interests and income taxes, of which $0.1 million is included in discontinued operations. These impairment charges consist of (i) $30.3 million related to adjustments to property carrying values, (ii) $9.0 million relating to a cost method investment, (iii) $5.3 million related to certain investments in other real estate investments and (iv) $0.8 million related to marketable debt securities investments. During the year ended December 31, 2014, the Company recognized impairment charges of $217.8 million, of which $178.0 million, before income tax benefits of $1.7 million, is included in discontinued operations. These impairment charges consist of (i) $118.4 million related to adjustments to property carrying values, (ii) the release of a cumulative foreign currency translation loss of $92.9 million relating to the substantial liquidation of the Company’s investment in Mexico, (iii) $4.8 million related to a cost method investment and (iv) $1.6 million related to a preferred equity investment. The adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy. For additional disclosure, see Footnote 16 of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Provision for income taxes, net increased $37.8 million to $60.2 million for the year ended December 31, 2015, as compared to $22.4 million for the corresponding period in 2014. This increase is primarily due to (i) an increase in foreign tax expense of $33.6 million primarily resulting from the sale of certain Canadian investments during 2015, as compared to 2014 and (ii) an increase in tax expense of $4.3 million relating to equity in income recognized in connection with the Company’s Albertsons investment during 2015, as compared to 2014.

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

During 2014, the Company disposed of 90 consolidated operating properties, in separate transactions, for an aggregate sales price of $833.5 million, including 27 operating properties in Latin America. These transactions, which are included in Discontinued Operations on the Company’s Consolidated Statements of Income, resulted in (i) an aggregate gain of $203.3 million, before income taxes of $12.0 million, (ii) the release of a cumulative foreign currency translation loss of $92.9 million relating to the substantial liquidation of the Company’s investment in Mexico and (iii) aggregate impairment charges of $85.1 million before income tax benefits of $1.7 million.

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

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility with bank commitments of $1.75 billion at December 31, 2016, which were subsequently increased to $2.25 billion during February 2017.

The Company’s cash flow activities are summarized as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Net cash flow provided by operating activities	$592.1	$493.7	$629.3
Net cash flow provided by investing activities	$165.4	$21.4	$126.7
Net cash flow used for financing activities	$(804.5)	$(512.9)	$(717.5)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Cash flows provided by operating activities for the year ended December 31, 2016, were $592.1 million, as compared to $493.7 million for the comparable period in 2015. The increase of $98.4 million is primarily attributable to (i) the acquisition of operating properties during 2016 and 2015, (ii) new leasing, expansion and re-tenanting of core portfolio properties and (iii) changes in operating assets and liabilities due to timing of receipts and payments, partially offset by (iv) a decrease in operational distributions from the Company’s joint venture programs due to the sale of certain joint venture properties during 2016 and 2015.

Investing Activities

Cash flows provided by investing activities for the year ended December 31, 2016, was $165.4 million, as compared to $21.4 million for the comparable period in 2015. This increase of $144.0 million resulted primarily from (i) a decrease in acquisition of operating real estate and other related net assets of $458.2 million, (ii) a decrease in investment in other investments of $190.3 million related to the Company’s KRS AB Acquisition, LLC joint venture investment in Safeway Inc. during 2015, (iii) an increase in return of investment from liquidation of real estate joint ventures of $103.2 million primarily due to the liquidation of certain Canadian joint ventures in 2016, as compared to the corresponding period in 2015, and (iv) a decrease in improvements to operating real estate of $23.2 million, partially offset by (v) a decrease in distributions from liquidation of real estate joint ventures of $235.4 million, (vi) a decrease in proceeds from the sale of operating properties of $132.4 million, (vii) a decrease in proceeds from sale/repayments of marketable securities of $74.2 million, (viii) an increase in improvements to real estate under development of $55.9 million, (ix) a decrease in collection of mortgage loan receivables of $54.2 million, (x) a decrease in reimbursements of investments and advances to real estate joint ventures and other real estate investments of $51.9 million and (xi) an increase in acquisition of real estate under development of $35.2 million.

Acquisitions of Operating Real Estate and Other Related Net Assets

During the years ended December 31, 2016 and 2015, the Company expended $203.2 million and $661.4 million, respectively, towards the acquisition of operating real estate properties. The Company continues to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates acquiring approximately $300.0 million to $400.0 million of operating properties during 2017. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities, assumption of mortgage debt, if applicable, and availability under the Company’s revolving line of credit.

Improvements to Operating Real Estate

During the years ended December 31, 2016 and 2015, the Company expended $143.5 million and $166.7 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Year Ended December 31,
	2016	2015
Redevelopment/renovations	$96,319	$125,994
Tenant improvements/tenant allowances	39,016	30,127
Other	8,154	10,549
Total (1)	$143,489	$166,670

(1)

During the years ended December 31, 2016 and 2015, the Company capitalized interest of $2.4 million and $3.0 million, respectively, and capitalized payroll of $2.1 million and $3.0 million, respectively, in connection with the Company’s improvements to operating real estate.

During the years ended December 31, 2016 and 2015, the Company capitalized personnel costs of $15.4 million and $13.9 million, respectively, relating to deferred leasing costs.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads which are located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts during 2017 will be approximately $250.0 million to $300.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Real Estate Under Development

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments by the Company. As of December 31, 2016, the Company had in progress a total of six consolidated real estate development projects located in the U.S. The Company anticipates its capital commitment toward these development projects during 2017 will be approximately $150.0 million to $200.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit. The Company anticipates remaining costs to complete for these projects to be approximately $225.0 million to $275.0 million. Additionally, during the year ended December 31, 2016, the Company capitalized interest of $6.9 million, real estate taxes and insurance of $4.3 million and payroll of $1.8 million, in connection with these real estate development projects.

Financing Activities

Cash flow used for financing activities for the year ended December 31, 2016, was $804.5 million, as compared to $512.9 million for the comparable period in 2015. This change of $291.6 million resulted primarily from (i) an increase in repayments under unsecured term loan/notes of $511.9 million, (ii) an increase in principal payments of $135.6 million, (iii) a decrease in contributions from noncontrolling interests, net of $106.2 million, primarily relating to the joint venture investment in Safeway, (iv) a decrease in proceeds from issuance of unsecured term loan/notes of $100.0 million, (v) an increase in early extinguishment of debt charges of $45.7 million and (vi) an increase in dividends paid of $18.2 million, partially offset by (vii) an increase in proceeds from issuance of stock of $288.7 million, (viii) a decrease in redemption of preferred stock of $175.0 million, (ix) an increase in proceeds from unsecured revolving credit facility, net of $126.4 million and (x) a decrease in redemption of noncontrolling interests of $43.2 million.

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

Debt maturities for 2017 consist of: $451.6 million of consolidated debt; $358.2 million of unconsolidated joint venture debt; and $59.3 million of debt on properties included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available. Subsequent to December 31, 2016, the Company paid off the remaining $250.0 million outstanding balance on the Company’s unsecured term loan. The 2017 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s revolving credit facility (which at December 31, 2016, had $1.725 billion available and was subsequently increased to $2.25 billion) and debt refinancing where applicable.   The 2017 debt maturities on properties in the Company’s unconsolidated joint ventures and Preferred Equity Program are anticipated to be repaid through debt refinancing, unsecured credit facilities and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its investment-grade debt ratings.   The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $12.2 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air shopping centers, funding real estate under development projects, expanding and improving properties in the portfolio and other investments.

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

At the Market Continuous Offering Program (“ATM program”)

During February 2015, the Company established an ATM program, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the NYSE or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. During the year ended December 31, 2016, the Company issued 9,806,377 shares and received proceeds of $285.2 million, net of commissions and fees of $2.9 million. As of December 31, 2016, the Company had $211.9 million available under this ATM program.

Medium Term Notes (“MTN”) and Senior Notes

The Company’s supplemental indenture governing its MTN and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 12/31/16
Consolidated Indebtedness to Total Assets	<65%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	8%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	6.0x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.8x

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

During the year ended December 31, 2016, the Company issued the following Senior Unsecured Notes (dollars in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Nov-16	Mar-24	$400.0	2.7%
Nov-16	Dec-46	$350.0	4.125%
Aug-16	Oct-26	$500.0	2.8%
May-16	Apr-45	$150.0	4.25%

Interest on these senior unsecured notes is payable semi-annually in arrears. The Company used the net proceeds from these issuances, after the underwriting discounts and related offering costs, for general corporate purposes, including to pre-fund near-term debt maturities or to reduce borrowings under the Company’s revolving credit facility.

During the year ended December 31, 2016, the Company repaid (i) its $300.0 million 5.783% medium term notes, which matured in March 2016 and (ii) its $290.9 million 5.70% senior unsecured notes, which were scheduled to mature in May 2017. The Company recorded an early extinguishment of debt charge of $10.2 million resulting from the early repayment of its $290.9 million 5.70% notes.

Canadian Notes Payable

During August 2016, Kimco North Trust III, a wholly-owned subsidiary of the Company, repaid (i) its CAD $150.0 million (USD $116.1 million) 5.99% notes, which were scheduled to mature in April 2018 and (ii) its CAD $200.0 million (USD $154.8 million) 3.855% notes, which were scheduled to mature in August 2020. The Company recorded aggregate early extinguishment of debt charges of CAD $34.1 million (USD $26.3 million) resulting from the early repayment of these notes.

Credit Facility

The Company had a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which was scheduled to expire in March 2018 with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2019. The Credit Facility, which could be increased to $2.25 billion through an accordion feature, accrued interest at a rate of LIBOR plus 92.5 basis points (1.67% as of December 31, 2016) on drawn funds. In addition, the Credit Facility included a $500 million sub-limit which provided the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, was subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of December 31, 2016, the Credit Facility had a balance of $25.0 million outstanding and $0.7 million appropriated for letters of credit.

In February 2017, the Company closed on a new $2.25 billion unsecured revolving credit facility (the “New Credit Facility”) with a group of banks, which is scheduled to expire in March 2021 with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2022. The New Credit Facility could be increased to $2.75 billion through an accordion feature. The New Credit Facility replaces the Company’s Credit Facility discussed above, that was scheduled to mature in March 2018. The New Credit Facility accrues interest at a rate of LIBOR plus 87.5 basis points on drawn funds. In addition, there is a $500.0 million sub-limit which provides the company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the New Credit Facility, the Company continues to be subject to the covenants under the Credit Facility. For a full description of the New Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 1, 2017, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2017.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 12/31/16
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	41%
Total Priority Indebtedness to GAV	<35%	8%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.90x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.84x

For a full description of the Credit Facility’s covenants refer to the Credit Agreement dated as of March 17, 2014, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2014.

Term Loan

The Company had a $650.0 million unsecured term loan (“Term Loan’) which was scheduled to mature in January 2017, with three one-year extension options at the Company’s discretion, and accrued interest at a spread (95 basis points at December 31, 2016) to LIBOR or at the Company’s option at a base rate as defined per the agreement (1.60% at December 31, 2016). During November 2016, the Company repaid $400.0 million of borrowings under the Company’s Term Loan. As of December 31, 2016, the Term Loan had a balance of $250.0 million. Pursuant to the terms of the credit agreement for the Term Loan, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. The Term Loan covenants are similar to the Credit Facility covenants described above. During January 2017, the Company repaid the remaining $250.0 million balance on the Term Loan and terminated the agreement.

Mortgages Payable

During 2016, the Company (i) assumed $289.0 million of individual non-recourse mortgage debt relating to the acquisition of 10 properties, including $4.3 million associated with fair value debt adjustments and (ii) paid off $703.0 million of mortgage debt (including fair market value adjustment of $2.1 million) that encumbered 47 operating properties. In connection with the early prepayment of certain of these mortgages, the Company recorded an early extinguishment of debt charge of $9.2 million.

Additionally, during 2016, the Company disposed of an encumbered property through foreclosure. This transaction resulted in a net decrease in mortgage debt of $25.6 million (including fair market value adjustment of $0.4 million) and a gain on forgiveness of debt of $3.1 million, which is included in Other income/(expense), net in the Company’s Consolidated Statements of Income.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its real estate under development projects. As of December 31, 2016, the Company had over 360 unencumbered property interests in its portfolio.

Dividends

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid were $474.0 million in 2016, $455.8 million in 2015 and $427.9 million in 2014.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On October 25, 2016, the Company’s Board of Directors declared an increased quarterly cash dividend of $0.27 per common share, an annualized increase of 5.9%, payable to shareholders of record on January 3, 2017, which was paid on January 15, 2017. Additionally, on February 2, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per common share payable to shareholders of record on April 5, 2017, which is scheduled to be paid on April 17, 2017.

The Board of Directors also declared quarterly dividends with respect to the Company’s various series of cumulative redeemable preferred shares (Class I, Class J and Class K). All dividends on the preferred shares are scheduled to be paid on April 17, 2017, to shareholders of record on April 4, 2017, with an ex-dividend date of March 31, 2017.

Other

The Company is subject to taxes on its activities in Canada, Puerto Rico and Mexico.  In general, under local country law applicable to the structures the Company has in place and applicable treaties, the repatriation of cash to the Company from its subsidiaries and joint ventures in Canada, Puerto Rico and Mexico generally are not subject to withholding tax. The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiary. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facility, Term Loan, MTNs, senior notes and mortgages with maturities ranging from less than one year to 30 years. As of December 31, 2016, the Company’s total debt had a weighted average term to maturity of 8.7 years. In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio. As of December 31, 2016, the Company had 44 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. The following table summarizes the Company’s debt maturities (excluding extension options, unamortized debt issuance costs of $50.8 million and fair market value of debt adjustments aggregating $27.7 million) and obligations under non-cancelable operating leases as of December 31, 2016 (in millions):

	Payments due by period
Contractual Obligations:	2017	2018	2019	2020	2021	Thereafter	Total
Long-Term Debt-Principal (1)	$712.4	$449.4	$415.9	$101.2	$645.4	$2,765.2	$5,089.5
Long-Term Debt-Interest (2)	$181.3	$152.4	$140.5	$122.7	$107.3	$979.7	$1,683.9
Operating Leases:
Ground Leases (3)	$8.7	$8.7	$8.8	$8.3	$8.3	$143.0	$185.8

(1)	Maturities utilized do not reflect extension options, which range from one to three years.
(2)	For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2016.
(3)	For leases which have inflationary increases, future ground rent expense was calculated using the rent as of December 31, 2016.

The Company had a $250.0 million unsecured term loan and $462.4 million of secured debt scheduled to mature in 2017. Subsequent to December 31, 2016, the Company paid off the $250.0 million unsecured term loan. The Company anticipates satisfying the remaining maturities with a combination of operating cash flows, its unsecured revolving credit facility, exercise of extension options, where available, and new debt issuances.

The Company has issued letters of credit in connection with completion and repayment guarantees for loans encumbering certain of the Company’s development and redevelopment projects and guarantee of payment related to the Company’s insurance program. As of December 31, 2016, these letters of credit aggregated $40.8 million.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2016, the Company had $30.1 million in performance and surety bonds outstanding.

The Company has accrued $5.0 million of non-current uncertain tax positions and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes, which are included in Other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2016. These amounts are not included in the table above because a reasonably reliable estimate regarding the timing of settlements with the relevant tax authorities, if any, cannot be made.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures. These joint ventures primarily operate shopping center properties. Such arrangements are generally with third-party institutional investors and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, has obtained unsecured financing for certain joint ventures. As of December 31, 2016, the Company did not guarantee any joint venture unsecured debt. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (see Footnote 8 of the Notes to Consolidated Financial Statements included in this Form 10-K). As of December 31, 2016, these investments include the following joint ventures:

Venture	Kimco Ownership Interest	Number of Properties	Non- Recourse Mortgages Payable (in millions)	Number of Encumbered Properties	Weighted Average Interest Rate	Weighted Average Term (months)*

KimPru and KimPru II (a)	15.0%	48	$448.6	16	3.31%	73.0
KIR (b)	48.6%	45	$730.7	38	4.69%	55.4
CPP (c)	55.0%	5	$84.8	1	2.17%	16.0

* Average remaining term includes extensions

(a)

Represents the Company’s joint ventures with Prudential Global Investment Management. As of December 31, 2016, KimPru also has an unsecured term loan with an outstanding balance of $200.0 million, which is scheduled to mature in August 2019, with two one-year extension options at the joint venture’s discretion, and bears interest at a rate equal to LIBOR plus 1.75% (2.52% at December 31, 2016).

(b)

Represents the Company’s joint ventures with certain institutional investors. As of December 31, 2016, KIR has an unsecured revolving credit facility with an outstanding balance of $16.0 million, which is scheduled to mature in June 2018, with two one-year extension options at the joint venture’s discretion, and bears interest at a rate equal to LIBOR plus 1.75% (2.52% at December 31, 2016).

(c)	Represents the Company’s joint ventures with Canada Pension Plan Investment Board (CPPIB).

The Company has various other unconsolidated real estate joint ventures with varying structures. As of December 31, 2016, these other unconsolidated joint ventures had individual non-recourse mortgage loans aggregating $584.3 million. The aggregate debt as of December 31, 2016, of all of the Company’s unconsolidated real estate joint ventures is $2.1 billion. As of December 31, 2016, these loans had scheduled maturities ranging from one month to 10 years and bore interest at rates ranging from 2.01% to 7.25%. Approximately $358.2 million of the aggregate outstanding loan balance matures in 2017. These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing and partner capital contributions, as deemed appropriate (see Footnote 8 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Real Estate Investments

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity Program. As of December 31, 2016, the Company’s net investment under the Preferred Equity Program was $193.7 million relating to 365 properties, including 346 net leased properties. As of December 31, 2016, these preferred equity investment properties had individual non-recourse mortgage loans aggregating $427.4 million. These loans have scheduled maturities ranging from one month to eight years and bear interest at rates ranging from 4.19% to 10.47%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

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

The Company’s reconciliation of net income available to common shareholders to FFO and FFO as adjusted for the three months and years ended December 31, 2016 and 2015 is as follows (in thousands, except per share data):

	Three Months Ended December 31,			Year Ended December 31,
	2016	2015		2016	2015
Net income available to common shareholders	$66,718	$360,020		$332,630	$831,215
Gain on disposition of operating property	(10,950)	(43,347	) (4)	(92,824)	(131,844	) (4)
Gain on disposition of joint venture operating properties and change in control of interests	(14,880)	(327,933	) (4)	(217,819)	(557,744	) (4)
Depreciation and amortization - real estate related	89,476	82,732		347,315	333,840
Depreciation and amortization - real estate joint ventures	9,477	14,552		45,098	68,556
Impairment of operating properties	24,125	8,545		101,928	52,021
(Benefit)/provision for income taxes (2)	(1,227)	51,849		39,570	53,792
Noncontrolling interests (2)	245	(3,239)		(182)	(6,591)
FFO	162,984	143,179		555,716	643,245
Transactional (income)/expense:
Profit participation from other real estate investments	(830)	(48)		(10,883)	(11,399)
Transactional losses from other real estate investments	-	-		461	-
Gains from land sales	(1,255)	(798)		(3,607)	(7,621)
Acquisition costs	1,133	2,546		5,023	4,430
Prepayment penalties	-	-		45,674	-
Severance costs – Canada	-	1,974		-	1,974
Gain on forgiveness of debt	(7,357)	-		(7,357)	-
Distributions in excess of Company’s investment basis	-	(303)		(845)	(5,553)
Gain on sale of marketable securities	-	(1,365)		-	(39,853)
Impairments on other investments	5,300	9,012		6,358	17,860
Preferred stock redemption charge	-	5,816		-	5,816
Other expense/(income), net	62	(5,101)		22	(5,505)
Provision/(benefit) for income taxes (3)	257	(1,841)		38,433	(227)
Noncontrolling interests (3)	125	-		410	270
Total transactional (income)/expense, net	(2,565)	9,892		73,689	(39,808)
FFO as adjusted	$160,419	$153,071		$629,405	$603,437
Weighted average shares outstanding for FFO calculations:
Basic	423,087	411,667		418,402	411,319
Units	841	860		853	791
Dilutive effect of equity awards	1,162	1,481		1,307	1,414
Diluted	425,090 (1)	414,008	(1)	420,562 (1)	413,524	(1)

FFO per common share – basic	$0.39	$0.35		$1.33	$1.56
FFO per common share – diluted	$0.38 (1)	$0.35	(1)	$1.32 (1)	$1.56	(1)
FFO as adjusted per common share – basic	$0.38	$0.37		$1.50	$1.47
FFO as adjusted per common share – diluted	$0.38 (1)	$0.37	(1)	$1.50 (1)	$1.46	(1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $229 and $217 for the three months ended December 31, 2016 and 2015, respectively, and $881 and $781 for the years ended December 31, 2016 and 2015, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

(2)	Related to gains, impairment and deprecation on operating properties, where applicable.
(3)	Related to transaction (income)/expense, where applicable.
(4)

Includes cumulative foreign currency translation net loss of $18.8 million due to the liquidation of the Company's Chilean Portfolio as follows: (i) $19.6 million of loss in Gain on disposition of operating property, net, partially offset by (ii) $0.8 million of gain in Gain on disposition of joint venture operating properties and change in control of interests.

U.S. Same Property Net Operating Income (“U.S. same property NOI”)

U.S. same property NOI is a supplemental non-GAAP financial measure of real estate companies’ operating performance and should not be considered an alternative to net income in accordance with GAAP or as a measure of liquidity. U.S. same property NOI is considered by management to be an important performance measure of the Company’s operations and management believes that it is frequently used by securities analysts and investors as a measure of the Company’s operating performance because it includes only the net operating income of U.S. properties that have been owned for the entire current and prior year reporting periods including those properties under redevelopment and excludes properties under development and pending stabilization. Properties are deemed stabilized at the earlier of (i) reaching 90% leased or (ii) one year following a project’s inclusion in operating real estate. U.S. same property NOI assists in eliminating disparities in net income due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of the Company's properties.

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

The following is a reconciliation of the Company’s Income from continuing operations to U.S. same property NOI (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
Income from continuing operations	$69,836	$339,117	$299,353	$774,405
Adjustments:
Management and other fee income	(4,117)	(4,369)	(18,391)	(22,295)
General and administrative expenses	27,462	33,413	117,302	122,735
Impairment charges	25,140	17,475	93,266	45,383
Depreciation and amortization	90,884	86,095	355,320	344,527
Interest and other expense, net	40,818	52,525	232,798	174,656
(Benefit)/provision for income taxes, net	(747)	48,297	72,545	60,230
Gain on change in control of interests, net	(4,290)	(3,091)	(57,386)	(149,234)
Equity in income of other real estate investments, net	(5,241)	(4,854)	(27,773)	(36,090)
Non same property net operating income	(16,194)	(41,218)	(88,070)	(173,189)
Non-operational expense/(income) from joint ventures, net	8,474	(297,488)	(58,563)	(245,380)
U.S. same property NOI	$232,025	$225,902	$920,401	$895,748

U.S. same property NOI increased by $6.1 million or 2.7% for the three months ended December 31, 2016, as compared to the corresponding period in 2015. This increase is primarily the result of an increase of $4.5 million related to lease-up and rent commencements in the portfolio and an increase of $1.6 million in other property income, net of property expenses.

U.S. same property NOI increased by $24.7 million or 2.8% for the year ended December 31, 2016, as compared to the corresponding period in 2015. This increase is primarily the result of an increase of $13.1 million related to lease-up and rent commencements in the portfolio and an increase of $11.6 million in other property income, net of property expenses.

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

New Accounting Pronouncements

See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of December 31, 2016, with corresponding weighted-average interest rates sorted by maturity date. The table does not include extension options where available. The instruments’ actual cash flow amounts are in millions.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$451.5	$96.2	$2.7	$103.9	$161.3	$204.1	$1,019.7	$1,022.2
Average Interest Rate	5.68%	4.72%	5.29%	5.39%	5.39%	4.46%	5.27%

Variable Rate	$-	$19.4	$100.0	$-	$-	$-	$119.4	$118.8
Average Interest Rate	-	3.37%	1.91%	-	-	-	2.15%

Unsecured Debt
Fixed Rate	$-	$299.5	$299.2	$-	$496.8	$2,559.1	$3,654.6	$3,618.3
Average Interest Rate	-	4.30%	6.88%	-	3.20%	3.40%	3.73%

Variable Rate	$250.0	$22.7	$-	$-	$-	$-	$272.7	$272.5
Average Interest Rate	1.60%	1.67%	-	-	-	-	1.61%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $3.9 million for the year ended December 31, 2016, if short-term interest rates were 1.0% higher.

The following table presents the Company’s foreign investments and respective cumulated translation adjustments (“CTA”) as of December 31, 2016. Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents, CTA balances are shown in U.S. dollars:

Foreign Investment (in millions)
Country	Local Currency	U.S. Dollars	CTA Gain
Mexican real estate investments (MXN)	181.4	$14.3	$-
Canadian real estate investments (CAD)	47.5	$35.3	$6.3

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Currency fluctuations between local currency and the U.S. dollar, for investments for which the Company has determined that the local currency is the functional currency, for the period in which the Company held its investment result in a CTA. This CTA is recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. The Company’s aggregate CTA gain balance at December 31, 2016, is $6.3 million.

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

Item 8. Financial Statements and Supplementary Data

The response to this Item 8 is included in our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are contained in Part IV Item 15 of this Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Corporate Governance,” “Committees of the Board of Directors,” “Executive Officers” and “Other Matters” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 25, 2017 (“Proxy Statement”).

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

			Form 10-K Report Page
(a) 1.	Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.

	Report of Independent Registered Public Accounting Firm		40

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2016 and 2015		41

	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014		42

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014		43

	Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014		44

	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014		45

	Notes to Consolidated Financial Statements		46

2	. Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts	87
	Schedule III -	Real Estate and Accumulated Depreciation	88
	Schedule IV -	Mortgage Loans on Real Estate	90

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		36

Item 16. Form 10-K Summary

None

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
3.1(a)	Articles of Restatement of Kimco Realty Corporation, dated January 14, 2011	10-K	1-10899	02/28/11	3.1(a)
3.1(b)	Amendment to Articles of Restatement of Kimco Realty Corporation, dated May 8, 2014					*	91
3.1(c)	Articles Supplementary of Kimco Realty Corporation, dated November 8, 2010	10-K	1-10899	02/28/11	3.1(b)
3.1(d)	Articles Supplementary of Kimco Realty Corporation, dated March 12, 2012	8-A12B	1-10899	03/13/12	3.2
3.1(e)	Articles Supplementary of Kimco Realty Corporation, dated July 17, 2012	8-A12B	1-10899	07/18/12	3.2
3.1(f)	Articles Supplementary of Kimco Realty Corporation, dated November 30, 2012	8-A12B	1-10899	12/03/12	3.2
3.2	Amended and Restated Bylaws of Kimco Realty Corporation, dated February 25, 2009	10-K	1-10899	02/27/09	3.2
4.1	Agreement of Kimco Realty Corporation pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K	S-11	333-42588	09/11/91	4.1
4.2	Form of Certificate of Designations for the Preferred Stock	S-3	333-67552	09/10/93	4(d)
4.3	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.4	First Supplemental Indenture, dated August 4, 1994, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	10-K	1-10899	03/28/96	4.6
4.5	Second Supplemental Indenture, dated April 7, 1995, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	8-K	1-10899	04/07/95	4(a)
4.6	Third Supplemental Indenture, dated June 2, 2006, between Kimco Realty Corporation and The Bank of New York, as trustee	8-K	1-10899	06/05/06	4.1
4.7	Fourth Supplemental Indenture, dated April 26, 2007, between Kimco Realty Corporation and The Bank of New York, as trustee	8-K	1-10899	04/26/07	1.3
4.8	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	09/24/09	4.1
4.9	Sixth Supplemental Indenture, dated May 23, 2013, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	05/23/13	4.1
4.10	Seventh Supplemental Indenture, dated April 24, 2014, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	04/24/14	4.1
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3
10.2	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.3	Form of Indemnification Agreement	10-K	1-10899	02/27/09	99.1
10.4	Agency Agreement, dated July 17, 2013, by and among Kimco North Trust III, Kimco Realty Corporation and Scotia Capital Inc., RBC Dominion Securities Inc., CIBC World Markets Inc. and National Bank Financial Inc.	10-Q	1-10899	08/02/13	99.1
10.5	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.6	Restated Kimco Realty Corporation 2010 Equity Participation Plan	-	-	-	-	*	93
10.7	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.8	First Amendment to the Kimco Realty Corporation Executive Severance Plan, dated March 20, 2012	10-Q	1-10899	05/10/12	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
10.9	$1.75 Billion Amended and Restated Credit Agreement, dated March 17, 2014, among Kimco Realty Corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	03/20/14	10.1
10.10	$2.25 Billion Amended and Restated Credit Agreement, dated February 1, 2017, among Kimco Realty Corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	02/02/17	10.1
10.11	Credit Agreement, dated January 30, 2015, among Kimco Realty Corporation and each of the parties named therein	8-K	1-10899	02/05/15	10.1
10.12	Consulting Agreement, dated June 11, 2015, between Kimco Realty Corporation and David B. Henry	8-K	1-10899	06/12/15	10.1
12.1	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	*	116
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	—	—	—	—	*	117
21.1	Significant Subsidiaries of the Company	—	—	—	—	*	118
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	*	119
31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*	120
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*	121
32.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**	122
99.1	Property Chart	—	—	—	—	*	123
101.INS	XBRL Instance Document	—	—	—	—	*
101.SCH	XBRL Taxonomy Extension Schema	—	—	—	—	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	—	—	—	—	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By:	/s/ Conor C. Flynn
Conor C. Flynn
Chief Executive Officer

Dated:     February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 24, 2017
Milton Cooper

/s/ Conor C. Flynn	President - Chief Executive Officer	February 24, 2017
Conor C. Flynn	and Director

/s/ Richard G. Dooley	Director	February 24, 2017
Richard G. Dooley

/s/ Joe Grills	Director	February 24, 2017
Joe Grills

/s/ Frank Lourenso	Director	February 24, 2017
Frank Lourenso

/s/ Richard Saltzman	Director	February 24, 2017
Richard Saltzman

/s/ Philip Coviello	Director	February 24, 2017
Philip Coviello

/s/ Colombe Nicholas	Director	February 24, 2017
Colombe Nicholas

/s/ Mary Hogan Preusse	Director	February 24, 2017
Mary Hogan Preusse

/s/ Glenn G. Cohen	Executive Vice President -	February 24, 2017
Glenn G. Cohen	Chief Financial Officer and
Treasurer

/s/ Paul Westbrook	Vice President -	February 24, 2017
Paul Westbrook	Chief Accounting Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Kimco Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kimco Realty Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 24, 2017

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31, 2016	December 31, 2015

Assets:
Real Estate
Rental property
Land	$2,845,186	$2,728,257
Building and improvements	8,827,861	8,661,362
	11,673,047	11,389,619
Less: accumulated depreciation and amortization	(2,278,292)	(2,115,320)
	9,394,755	9,274,299
Real estate under development	335,028	179,190
Real estate, net	9,729,783	9,453,489

Investments and advances in real estate joint ventures	504,209	742,559
Other real estate investments	209,146	215,836
Mortgages and other financing receivables	23,197	23,824
Cash and cash equivalents	142,486	189,534
Marketable securities	8,101	7,565
Accounts and notes receivable, net	181,823	175,252
Deferred charges and prepaid expenses	147,694	152,349
Other assets	284,161	383,763
Total assets	$11,230,600	$11,344,171

Liabilities:
Notes payable	$3,927,251	$3,761,328
Mortgages payable	1,139,117	1,614,982
Accounts payable and accrued expenses	145,751	150,059
Dividends payable	124,517	115,182
Other liabilities	404,137	433,960
Total liabilities	5,740,773	6,075,511
Redeemable noncontrolling interests	86,953	86,709

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 6,029,100 shares, 32,000 shares issued and outstanding (in series)
Aggregate liquidation preference $800,000	32	32
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 425,034,113 and 413,430,756 shares, respectively	4,250	4,134
Paid-in capital	5,922,958	5,608,881
Cumulative distributions in excess of net income	(676,867)	(572,335)
Accumulated other comprehensive income	5,766	5,588
Total stockholders' equity	5,256,139	5,046,300
Noncontrolling interests	146,735	135,651
Total equity	5,402,874	5,181,951
Total liabilities and equity	$11,230,600	$11,344,171

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share information)

	Year Ended December 31,
	2016	2015	2014

Revenues
Revenues from rental properties	$1,152,401	$1,144,474	$958,888
Management and other fee income	18,391	22,295	35,009
Total revenues	1,170,792	1,166,769	993,897

Operating expenses
Rent	10,993	12,347	14,250
Real estate taxes	146,615	147,150	124,670
Operating and maintenance	140,910	144,980	119,697
General and administrative expenses	117,302	122,735	122,201
Provision for doubtful accounts	5,563	6,075	4,882
Impairment charges	93,266	45,383	39,808
Depreciation and amortization	355,320	344,527	258,074
Total operating expenses	869,969	823,197	683,582

Operating income	300,823	343,572	310,315

Other income/(expense)
Mortgage financing income	1,634	2,940	3,129
Interest, dividends and other investment income	1,478	39,061	966
Other income/(expense), net	2,313	2,234	(8,544)
Interest expense	(192,549)	(218,891)	(203,759)
Early extinguishment of debt charges	(45,674)	-	-

Income from continuing operations before income taxes, equity in income of joint ventures, gain on change in control of interests and equity in income from other real estate investments	68,025	168,916	102,107

Provision for income taxes, net	(72,545)	(60,230)	(22,438)
Equity in income of joint ventures, net	218,714	480,395	159,560
Gain on change in control of interests, net	57,386	149,234	107,235
Equity in income of other real estate investments, net	27,773	36,090	38,042

Income from continuing operations	299,353	774,405	384,506

Discontinued operations
(Loss)/income from discontinued operating properties, net of tax	-	(15)	36,780
Impairment/loss on operating properties, net of tax	-	(60)	(176,315)
Gain on disposition of operating properties, net of tax	-	-	190,520
(Loss)/income from discontinued operations	-	(75)	50,985

Gain on sale of operating properties, net, net of tax	86,785	125,813	389

Net income	386,138	900,143	435,880

Net income attributable to noncontrolling interests	(7,288)	(6,028)	(11,879)

Net income attributable to the Company	378,850	894,115	424,001

Preferred stock redemption charges	-	(5,816)	-
Preferred dividends	(46,220)	(57,084)	(58,294)

Net income available to the Company's common shareholders	$332,630	$831,215	$365,707

Per common share:
Income from continuing operations:
-Basic	$0.79	$2.01	$0.77
-Diluted	$0.79	$2.00	$0.77
Net income available to the Company:
-Basic	$0.79	$2.01	$0.89
-Diluted	$0.79	$2.00	$0.89

Weighted average shares:
-Basic	418,402	411,319	409,088
-Diluted	419,709	412,851	411,038

Amounts available to the Company's common shareholders:
Income from continuing operations	$332,630	$831,290	$316,839
(Loss)/income from discontinued operations	-	(75)	48,868
Net income	$332,630	$831,215	$365,707

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$386,138	$900,143	$435,880
Other comprehensive income:
Change in unrealized gain on marketable securities	8	(45,799)	20,202
Change in unrealized loss on interest rate swaps	451	(22)	(1,404)
Change in foreign currency translation adjustment	(281)	6,287	96,895
Other comprehensive income/(loss)	178	(39,534)	115,693

Comprehensive income	386,316	860,609	551,573

Comprehensive income attributable to noncontrolling interests	(7,288)	(6,028)	(17,468)

Comprehensive income attributable to the Company	$379,028	$854,581	$534,105

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	Cumulative	Accumulated
	Distributions in Excess	Other Comprehensive	Preferred Stock		Common Stock			Total
	of Net Income	Income	Issued	Amount	Issued	Amount	Paid-in Capital	Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance, January 1, 2014	$(996,058)	$(64,982)	102	$102	409,731	$4,097	$5,689,258	$4,632,417	$137,109	$4,769,526

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	6,259	6,259

Comprehensive income:
Net income	424,001	-	-	-	-	-	-	424,001	11,879	435,880
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	20,202	-	-	-	-	-	20,202	-	20,202
Change in unrealized loss on interest rate swaps	-	(1,404)	-	-	-	-	-	(1,404)	-	(1,404)
Change in foreign currency translation adjustment	-	91,306	-	-	-	-	-	91,306	5,589	96,895

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(6,335)	(6,335)
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
Dividends ($0.975 per common share; $1.485 per
Class H Depositary Share, $1.5000 per
Class I Depositary Share, $1.3750 per
Class J Depositary Share, and $1.40625 per
Class K Depositary Share, respectively)	(459,872)	-	-	-	-	-	-	(459,872)	-	(459,872)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(8,539)	(8,539)
Issuance of common stock	-	-	-	-	824	8	485	493	-	493
Surrender of restricted stock	-	-	-	-	(232)	(2)	(5,680)	(5,682)	-	(5,682)
Exercise of common stock options	-	-	-	-	1,019	10	18,698	18,708	-	18,708
Sale of interests in investments, net of tax of $16.0 million	-	-	-	-	-	-	23,993	23,993	-	23,993
Acquisition of noncontrolling interests	-	-	-	-	-	-	262	262	(47,920)	(47,658)
Amortization of equity awards	-	-	-	-	-	-	14,032	14,032	-	14,032
Redemption of preferred stock	-	-	(70)	(70)	-	-	(174,930)	(175,000)	-	(175,000)
Balance, December 31, 2015	(572,335)	5,588	32	32	413,431	4,134	5,608,881	5,046,300	135,651	5,181,951

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	16,667	16,667

Comprehensive income:
Net income	378,850	-	-	-	-	-	-	378,850	7,288	386,138
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	8	-	-	-	-	-	8	-	8
Change in unrealized loss on interest rate swaps	-	451	-	-	-	-	-	451	-	451
Change in foreign currency translation adjustment	-	(281)	-	-	-	-	-	(281)	-	(281)

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(4,349)	(4,349)
Dividends ($1.035 per common share; $1.5000 per
Class I Depositary Share, $1.3750 per
Class J Depositary Share, and $1.40625 per
Class K Depositary Share, respectively)	(483,382)	-	-	-	-	-	-	(483,382)	-	(483,382)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(8,522)	(8,522)
Issuance of common stock	-	-	-	-	10,711	107	286,314	286,421	-	286,421
Surrender of restricted stock	-	-	-	-	(276)	(3)	(7,005)	(7,008)	-	(7,008)
Exercise of common stock options	-	-	-	-	1,168	12	21,048	21,060	-	21,060
Amortization of equity awards	-	-	-	-	-	-	13,720	13,720	-	13,720
Balance, December 31, 2016	$(676,867)	$5,766	32	$32	425,034	$4,250	$5,922,958	$5,256,139	$146,735	$5,402,874

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flow from operating activities:
Net income	$386,138	$900,143	$435,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	355,320	344,527	273,093
Impairment charges	93,266	45,464	217,858
Deferred taxes	55,068	4,498	15,128
Early extinguishment of debt charges	45,674	-	-
Equity award expense	19,071	18,465	17,879
Gain on sale of operating properties	(92,823)	(132,907)	(203,889)
Gain on sale of marketable securities	-	(39,852)	-
Gain on change in control of interests, net	(57,386)	(149,234)	(107,235)
Equity in income of joint ventures, net	(218,714)	(480,395)	(159,560)
Equity in income from other real estate investments, net	(27,773)	(36,090)	(38,042)
Distributions from joint ventures and other real estate investments	90,589	126,263	255,532
Change in accounts and notes receivable	(6,571)	(2,867)	(8,060)
Change in accounts payable and accrued expenses	(7,886)	164	(1,095)
Change in Canadian withholding tax receivable	23,571	(37,040)	-
Change in other operating assets and liabilities	(65,448)	(67,438)	(68,146)
Net cash flow provided by operating activities	592,096	493,701	629,343

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(203,190)	(661,423)	(384,828)
Improvements to operating real estate	(143,489)	(166,670)	(131,795)
Acquisition of real estate under development	(51,588)	(16,355)	(65,724)
Improvements to real estate under development	(72,759)	(16,861)	(418)
Investment in marketable securities	(2,466)	(257)	(11,445)
Proceeds from sale/repayments of marketable securities	1,937	76,170	3,780
Investments and advances to real estate joint ventures	(86,453)	(91,609)	(93,845)
Reimbursements of investments and advances to real estate joint ventures	71,656	94,053	222,590
Distributions from liquidation of real estate joint ventures	138,475	373,833	-
Return of investment from liquidation of real estate joint ventures	191,902	88,672	-
Investment in other real estate investments	(233)	(641)	(4,338)
Reimbursements of investments and advances to other real estate investments	11,019	40,556	16,312
Investment in mortgage loans receivable	-	-	(50,000)
Collection of mortgage loans receivable	921	55,145	8,302
Investment in other investments	-	(190,278)	-
Reimbursements of other investments	500	-	-
Proceeds from sale of operating properties	304,600	437,030	612,748
Proceeds from sale of development properties	4,551	-	5,366
Net cash flow provided by investing activities	165,383	21,365	126,705

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization	(700,853)	(555,627)	(327,963)
Principal payments on rental property debt	(19,039)	(28,632)	(22,841)
Proceeds from mortgage loan financings	-	-	15,700
Proceeds/(repayments) under the unsecured revolving credit facility, net	26,445	(100,000)	(94,354)
Proceeds from issuance of unsecured term loan/notes	1,400,000	1,500,030	500,000
Repayments under unsecured term loan/notes	(1,261,850)	(750,000)	(370,842)
Financing origination costs	(25,679)	(19,017)	(11,911)
Payment of early extinguishment of debt charges	(45,674)	-	-
Change in tenants' security deposits	1,367	2,116	-
Contributions from noncontrolling interests	-	106,154	1,917
Conversion/distribution of noncontrolling interests	(12,594)	(55,753)	(3,201)
Dividends paid	(474,045)	(455,833)	(427,873)
Proceeds from issuance of stock	307,395	18,708	23,874
Redemption of preferred stock	-	(175,000)	-
Net cash flow used for financing activities	(804,527)	(512,854)	(717,494)

Change in cash and cash equivalents	(47,048)	2,212	38,554

Cash and cash equivalents, beginning of year	189,534	187,322	148,768
Cash and cash equivalents, end of year	$142,486	$189,534	$187,322

Interest paid during the year including payment of early extinguishment of debt charges of $45,674, $0 and $0, respectively (net of capitalized interest of $9,247, $5,618 and $2,383, respectively)	$252,482	$232,950	$207,632

Income taxes paid during the year (net of refunds received of $113,934, $0 and $0, respectively)	$6,090	$100,366	$23,292

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

Business

Kimco Realty Corporation and subsidiaries (the "Company" or "Kimco"), affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, which are anchored generally by discount department stores, grocery stores or drugstores. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise. The Company evaluates performance on a property specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The Company elected status as a Real Estate Investment Trust (“REIT”) for federal income tax purposes beginning in its taxable year January 1, 1992 and operates in a manner that enables the Company to maintain its status as a REIT. Additionally, in connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations. As such, the Company, through its wholly-owned taxable REIT subsidiaries (“TRS”), has been engaged in various retail real estate related opportunities including retail real estate management and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers. The Company may consider other investments through its TRS should suitable opportunities arise.

Effective August 1, 2016, the Company merged Kimco Realty Services Inc. ("KRS"), a TRS, into a wholly-owned Limited Liability Company (“LLC”) of the Company (the “Merger”) and no longer operates KRS as a TRS. The Company analyzed the individual assets of KRS and determined that substantially all of KRS’s assets constitute real estate assets and investments that can be directly owned by the Company without adversely affecting the Company’s status as a REIT.  Any non-REIT qualifying assets or activities were transferred to a newly formed TRS (see Footnote 22 of the Notes to Consolidated Financial Statements).

Principles of Consolidation and Estimates

The accompanying Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.

GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and related intangible assets and liabilities, equity method investments, other investments, including the assessment of impairments, as well as, depreciable lives, revenue recognition, the collectability of trade accounts receivable, realizability of deferred tax assets and the assessment of uncertain tax positions. Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could differ from these estimates.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its consolidated financial statements (see Footnote 13 of the Notes to Consolidated Financial Statements).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Real Estate

Real estate assets are stated at cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases, in-place leases and tenant relationships, where applicable), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date for an acquisition qualifying as a business combination, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are recognized in the reporting period in which the adjustment is identified. The Company expenses transaction costs associated with business combinations in the period incurred. The Company has elected to early adopt ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business at the beginning of its fiscal year ended December 31, 2017, including its interim periods within the year, and will appropriately apply the guidance to its prospective asset acquisitions of operating properties, which includes the capitalization of acquisition costs.

In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market lease renewal options, to be paid pursuant to the leases and management’s estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases, which includes the expected renewal option period for below-market leases. Mortgage debt discounts or premiums are amortized into interest expense over the remaining term of the related debt instrument.

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

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and building improvements (in years)	15	to	50
Fixtures, leasehold and tenant improvements (including certain identified intangible assets)	Terms of leases or useful lives, whichever is shorter

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

When a real estate asset is identified by management as held-for-sale, the Company ceases depreciation of the asset and estimates the fair value. If the fair value of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, less estimated costs of sale and the asset is classified as other assets.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Real Estate Under Development

Real estate under development represents the development of open-air shopping center projects which the Company plans to hold as long-term investments. These properties are carried at cost. The cost of land and buildings under development includes specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy and placed into service. This usually occurs upon substantial completion of all costs necessary to bring the property to the condition needed for its intended use, but no later than one year from the completion of major construction activity. However, the Company may continue to capitalize costs even though a project is substantially completed if construction is still ongoing at the site. If, in management’s opinion, the current and projected undiscounted cash flows of these assets to be held as long-term investments is less than the net carrying value plus estimated costs to complete the development, the carrying value would be adjusted to an amount that reflects the estimated fair value of the property.

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

The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in open-air shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. The Company, on a limited selective basis, has obtained unsecured financing for certain joint ventures. These unsecured financings may be guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make. As of December 31, 2016, the Company did not guaranty any unsecured joint venture debt.

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

Mortgages and Other Financing Receivables

Mortgages and other financing receivables consist of loans acquired and loans originated by the Company. Borrowers of these loans are primarily experienced owners, operators or developers of commercial real estate. The Company’s loans are primarily mortgage loans that are collateralized by real estate. Mortgages and other financing receivables are recorded at stated principal amounts, net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgages and other loans purchased are amortized or accreted over the life of the related loan receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs and amortizes them as an adjustment of the loan’s yield over the term of the related loan. On a quarterly basis, the Company reviews credit quality indicators such as (i) payment status to identify performing versus non-performing loans, (ii) changes affecting the underlying real estate collateral and (iii) national and regional economic factors.

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

Software Development Costs

Expenditures for major software purchases and software developed for internal use are capitalized and amortized on a straight-line basis generally over a three to five-year period. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of payroll costs that can be capitalized with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.  As of December 31, 2016 and 2015, the Company had unamortized software development costs of $10.2 million and $16.1 million, respectively, which is included in Other assets on the Company’s Consolidated Balance Sheets.  The Company expensed $8.0 million, $10.7 million and $9.2 million in amortization of software development costs during the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred Financing Costs

Costs incurred in obtaining long-term financing, included in Notes Payable and Mortgages Payable in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt agreements, as applicable.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Revenue, Gain Recognition and Accounts Receivable

Base rental revenues from rental properties are recognized on a straight-line basis over the terms of the related leases. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recognized once the required sales level is achieved.  Rental income may also include payments received in connection with lease termination agreements.  In addition, leases typically provide for reimbursement to the Company of common area maintenance costs, real estate taxes and other operating expenses.  Operating expense reimbursements are recognized as earned.

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

Gains and losses from the sale of depreciated operating property and real estate under development projects are recognized using the full accrual method in accordance with the FASB’s real estate sales guidance, provided that various criteria relating to the terms of sale and subsequent involvement by the Company with the properties are met.

Gains and losses on transfers of operating properties result from the sale of a partial interest in properties to unconsolidated joint ventures and are recognized using the partial sale provisions of the FASB’s real estate sales guidance.

The Company makes estimates of the uncollectable accounts receivables related to base rents, straight-line rent, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net earnings are directly affected by management’s estimate of the collectability of accounts receivable.

Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of $12.3 million and $13.9 million of billed accounts receivable at December 31, 2016 and 2015, respectively. Additionally, Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of $11.9 million and $17.9 million of straight-line rent receivable at December 31, 2016 and 2015, respectively.

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

In connection with the RMA, which became effective January 1, 2001, the Company is permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”) under the Code. Certain subsidiaries of the Company have made a joint election with the Company to be treated as TRSs.  A TRS is subject to federal and state income taxes on its income, and the Company includes a provision for taxes in its consolidated financial statements.  The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiaries. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

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

The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During 2016, 2015 and 2014, the Company had no hedge ineffectiveness.

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

The Company evaluates the terms of the partnership units issued in accordance with the FASB’s Distinguishing Liabilities from Equity guidance. Units which embody an unconditional obligation requiring the Company to redeem the units for cash after a specified or determinable date (or dates) or upon the occurrence of an event that is not solely within the control of the issuer are determined to be contingently redeemable under this guidance and are included as Redeemable noncontrolling interest and classified within the mezzanine section between Total liabilities and Stockholders’ equity on the Company’s Consolidated Balance Sheets. Convertible units for which the Company has the option to settle redemption amounts in cash or Common Stock are included in the caption Noncontrolling interest within the equity section on the Company’s Consolidated Balance Sheets.

Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	For the year ended December 31,
	2016	2015	2014
Computation of Basic Earnings Per Share:
Income from continuing operations	$299,353	$774,405	$384,506
Gain on sale of operating properties, net, net of tax	86,785	125,813	389
Net income attributable to noncontrolling interests	(7,288)	(6,028)	(11,879)
Discontinued operations attributable to noncontrolling interests	-	-	2,117
Preferred stock redemption charges	-	(5,816)	-
Preferred stock dividends	(46,220)	(57,084)	(58,294)
Income from continuing operations available to the common Shareholders	332,630	831,290	316,839
Earnings attributable to participating securities	(2,018)	(4,134)	(1,749)
Income from continuing operations available to common Shareholders	330,612	827,156	315,090
(Loss)/income from discontinued operations attributable to the Company	-	(75)	48,868
Net income available to the Company’s common shareholders for basic earnings per share	$330,612	$827,081	$363,958

Weighted average common shares outstanding – basic	418,402	411,319	409,088

Basic Earnings Per Share Available to the Company’s Common Shareholders:
Income from continuing operations	$0.79	$2.01	$0.77
Income from discontinued operations	-	-	0.12
Net income	$0.79	$2.01	$0.89

Computation of Diluted Earnings Per Share:
Income from continuing operations available to common shareholders	$330,612	$827,156	$315,090
(Loss)/income from discontinued operations attributable to the Company	-	(75)	48,868
Distributions on convertible units	-	192	529
Net income available to the Company’s common shareholders for diluted earnings per share	$330,612	$827,273	$364,487

Weighted average common shares outstanding – basic	418,402	411,319	409,088
Effect of dilutive securities (a): Equity awards	1,307	1,414	1,227
Assumed conversion of convertible units	-	118	723
Shares for diluted earnings per common share	419,709	412,851	411,038

Diluted Earnings Per Share Available to the Company’s Common Shareholders:
Income from continuing operations	$0.79	$2.00	$0.77
Income from discontinued operations	-	-	0.12
Net income	$0.79	$2.00	$0.89

(a)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 3,490,400, 5,300,680 and 7,137,120 stock options that were not dilutive as of December 31, 2016, 2015 and 2014, respectively.

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

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share based payments to employees, be recognized in the Statement of Income over the service period based on their fair values. Fair value is determined, depending on the type of award, using either the Black-Scholes option pricing formula or the Monte Carlo method, both of which are intended to estimate the fair value of the awards at the grant date (see Footnote 21 of the Notes to Consolidated Financial Statements for additional disclosure on the assumptions and methodology).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. The Company has elected to early adopt ASU 2017-01 at the beginning of its fiscal year ended December 31, 2017, including its interim periods within the year, and appropriately apply the guidance to its prospective asset acquisitions of operating properties. Under this amendment, the Company’s prospective operating property acquisitions will qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations, and will result in capitalization of asset acquisition costs instead of directly expensing these costs.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. One identified cash flow issue relates to distributions received from equity method investees whereby the reporting entity should make an accounting policy election to classify distributions received from equity method investees using either the cumulative earnings approach or the nature of the distribution approach. Another issue relates to the classification of cash payments for debt prepayment or debt extinguishment costs. The standard is retrospectively effective for public companies on January 1, 2018, with early adoption permitted. The Company elected to early adopt ASU 2016-15 beginning in its quarter ended September 30, 2016. In connection with the adoption of ASU 2016-15, the Company made a policy election to classify distributions received from equity method investees using the cumulative earnings approach. This election did not have a material impact on the presentation in the Company’s Consolidated Statements of Cash Flows. During the quarter ended September 30, 2016, the Company incurred early extinguishment of debt charges and in accordance with the adoption of ASU 2016-15 has included these charges in cash flows used for financing activities on the Company’s Consolidated Statements of Cash Flows. The adoption of the remaining cash flow issues addressed in ASU 2016-15 did not have a material impact on the Company’s Consolidated Statements of Cash Flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new guidance introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. The standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. The adoption of ASU 2016-13 is not expected to have a material effect on the Company’s financial position and/or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The update simplifies several aspects of accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a material effect on the Company’s financial position and/or results of operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company continues to evaluate the effect the adoption of ASU 2016-02 will have on the Company’s financial position and/or results of operations. However, the Company currently believes that the adoption of ASU 2016-02 will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where the Company is a lessee, primarily for the Company’s ground leases and administrative office leases, the Company will be required to record a lease liability and a right of use asset on its Consolidated Balance Sheets at fair value upon adoption. In addition, direct internal leasing overhead costs will continue to be capitalized, however, indirect internal leasing overhead costs previously capitalized will be expensed under the ASU 2016-02.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter, early adoption is permitted. The adoption of ASU 2014-15 did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was anticipated to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Subsequently, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” which further clarifies the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying performance obligations and licensing,” an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-scope improvements and practical expedients,” which includes amendments for enhanced clarification of the guidance. Early adoption is permitted as of the original effective date. The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the Company does not expect the adoption of ASU 2014-09 to have a material impact on the Company’s rental income. The Company continues to evaluate the effect the adoption of ASU 2014-09 will have on the Company’s other sources of revenue. These include management and other fee income and reimbursement amounts the Company receives from tenants for operating expenses such as real estate taxes, insurance and other common area maintenance. However, the Company currently does not believe the adoption of ASU 2014-09 will significantly affect the timing of the recognition of the Company’s management and other fee income and reimbursement revenue.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.    Real Estate:

The Company’s components of Rental property consist of the following (in thousands):

	December 31,
	2016	2015
Land	$2,786,255	$2,660,722
Undeveloped land	58,931	67,535
Buildings and improvements:
Buildings	5,790,681	5,643,629
Building improvements	1,562,439	1,559,652
Tenant improvements	733,993	727,036
Fixtures and leasehold improvements	47,199	47,055
Above-market leases	150,207	155,451
In-place leases and tenant relationships	543,342	528,539
	11,673,047	11,389,619
Accumulated depreciation and amortization (1)	(2,278,292)	(2,115,320)
Total	$9,394,755	$9,274,299

(1)	At December 31, 2016 and 2015, the Company had accumulated amortization relating to in-place leases, tenant relationships and above-market leases aggregating $409,062 and $357,581, respectively.

In addition, at December 31, 2016 and 2015, the Company had intangible liabilities relating to below-market leases from property acquisitions of $292.6 million and $291.7 million, respectively, net of accumulated amortization of $193.9 million and $193.7 million, respectively. These amounts are included in the caption Other liabilities on the Company’s Consolidated Balance Sheets.

The Company’s amortization associated with above-market and below-market leases for the years ended December 31, 2016, 2015 and 2014, resulted in net increases to revenue of $21.4 million, $18.5 million and $13.5 million, respectively. The Company’s amortization expense associated with leases in place and tenant relationships, which is included in depreciation and amortization, for the years ended December 31, 2016, 2015 and 2014 was $66.6 million, $68.3 million and $41.2 million, respectively.

The estimated net amortization income/(expense) associated with the Company’s above-market and below-market leases, tenant relationships and leases in place for the next five years are as follows (in millions):

	2017	2018	2019	2020	2021
Above-market and below-market leases amortization, net	$10.7	$10.8	$11.3	$11.5	$11.5
In-place leases and tenant relationships amortization	$(46.5)	$(34.1)	$(26.3)	$(19.3)	$(15.4)

3.    Property Acquisitions, Developments and Other Investments:

Acquisition of Operating Properties

During the year ended December 31, 2016, the Company acquired the following operating properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash*	Debt Assumed	Other**	Total	GLA***
Jericho Atrium	Jericho, NY	Apr-16	$29,750	$-	$-	$29,750	147
Oakwood Plaza	Hollywood, FL (1)	Apr-16	53,412	100,000	61,588	215,000	899
Webster Square North	Nashua, NH	Jul-16	8,200	-	-	8,200	21
Gateway Plaza	Mill Creek, WA (1)	Jul-16	493	17,500	-	17,993	97
Kentlands Market Square	Gaithersburg, MD	Aug-16	61,826	33,174	-	95,000	221
GEPT Portfolio (4 properties)	Various (1)	Sep-16	79,974	76,989	10,882	167,845	681
Coulter Avenue (2 parcels)	Ardmore, PA	Various	6,750	-	-	6,750	20
KimPru Portfolio (2 properties)	Various (1)	Oct-16	15,505	35,700	3,218	54,423	234
Hamden Mart	Hamden, CT (1)	Nov-16	-	21,369	29,294	50,663	345
			$255,910	$284,732	$104,982	$645,624	2,665

* The Company utilized $66.0 million associated with Internal Revenue Code §1031 sales proceeds.

** Includes the Company’s previously held equity interest investment.

*** Gross leasable area ("GLA")

(1)

The Company acquired from its partners their ownership interest in properties that were held in joint ventures in which the Company had noncontrolling interests. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized gains on change in control of interests resulting from the fair value adjustments associated with the Company’s previously held equity interests, which are included in the purchase price above in Other. The Company’s previous ownership interests and gains on change in control of interests recognized as a result of these transactions are as follows (in millions):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Property Name	Previous Ownership Interest	Gain on change in control of interests, net
Oakwood Plaza	55.0%	$46.5
Gateway Plaza	15.0%	-
GEPT Portfolio (4 properties)	15.0%	6.6
KimPru Portfolio (2 properties)	15.0%	0.8
Hamden Mart	47.95%	3.5
		$57.4

During the year ended December 31, 2015, the Company acquired the following properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash*	Debt Assumed	Other **	Total	GLA***
Elmont Plaza	Elmont, NY (1)	Jan-15	$2,400	$-	$3,358	$5,758	13
Garden State Pavilion Parcel	Cherry Hill, NJ	Jan-15	16,300	-	-	16,300	111
Kimstone Portfolio (39 properties)	Various (1)	Feb-15	513,513	637,976	236,011	1,387,500	5,631
Copperfield Village	Houston, TX	Feb-15	18,700	20,800	-	39,500	165
Snowden Square Parcel	Columbia, MD	Mar-15	4,868	-	-	4,868	25
Dulles Town Crossing Parcel	Sterling, VA	Mar-15	4,830	-	-	4,830	9
Flagler Park S.C.	Miami, FL	Mar-15	1,875	-	-	1,875	5
West Farms Parcel	New Britain, CT	Apr-15	6,200	-	-	6,200	24
Milleridge Inn	Jericho, NY	Apr-15	7,500	-	-	7,500	-
Woodgrove Festival (2 Parcels)	Woodridge, IL	Jun-15	5,611	-	-	5,611	12
Montgomery Plaza	Fort Worth, TX (1)	Jul-15	34,522	29,311	9,044	72,877	291
125 Coulter Avenue Parcel	Ardmore, PA	Sep-15	1,925	-	-	1,925	6
Conroe Marketplace	Conroe, TX (1)	Oct-15	18,546	42,350	3,104	64,000	289
Laurel Plaza	Laurel, MD	Oct-15	1,200	-	-	1,200	4
District Heights	District Heights, MD (1)	Nov-15	13,140	13,255	950	27,345	91
Village on the Park	Aurora, CO	Nov-15	824	-	-	824	10
Christown Mall	Phoenix, AZ	Nov-15	51,351	63,899	-	115,250	833
Washington St. Plaza Parcels	Brighton, MA	Dec-15	8,750	-	-	8,750	-
			$712,055	$807,591	$252,467	$1,772,113	7,519

*   The Company utilized $89.5 million associated with Internal Revenue Code §1031 sales proceeds.

** Includes the Company’s previously held equity interest investment.

*** Gross leasable area ("GLA")

(1)

The Company acquired from its partners their ownership interest in properties that were held in joint ventures in which the Company had noncontrolling interests. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized gains on change in control of interests resulting from the fair value adjustments associated with the Company’s previously held equity interests, which are included in the purchase price above in Other. The Company’s previous ownership interests and gains on change in control of interests recognized as a result of these transactions are as follows (in millions):

Property Name	Previous Ownership Interest	Gain on change in control of interests, net
Elmont Plaza	50.0%	$(0.2)
Kimstone Portfolio (39 properties)	33.3%	140.0
Montgomery Plaza	20.0%	6.3
Conroe Marketplace	15.0%	2.4
District Heights	15.0%	0.7
		$149.2

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Included in the Company’s Consolidated Statements of Income are $23.8 million, $112.2 million and $75.3 million in revenues from rental properties from the date of acquisition through December 31, 2016, 2015 and 2014, respectively, for operating properties acquired during each of the respective years.

Purchase Price Allocations

The purchase price for acquisitions is preliminarily allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price allocations and related accounting is finalized upon completion of the Company’s valuation studies. Accordingly, the fair values allocated to these assets and liabilities are subject to revision. The Company records allocation adjustments, where applicable, when purchase price allocations are finalized.

The preliminary allocations, allocation adjustments and revised allocations for properties acquired during the year ended December 31, 2016, are as follows (in thousands):

	Preliminary Allocation	Allocation Adjustments	Revised Allocation as of December 31, 2016	Weighted-Average Amortization Period (in Years)
Land	$179,150	$(13,352)	$165,798	-
Buildings	309,493	69,581	379,074	50.0
Above-market leases	11,982	(4,304)	7,678	8.1
Below-market leases	(31,903)	(4,327)	(36,230)	19.1
In-place leases	44,094	(4,162)	39,932	6.4
Building improvements	124,105	(40,194)	83,911	45.0
Tenant improvements	12,788	(2,548)	10,240	7.1
Mortgage fair value adjustment	(4,292)	(694)	(4,986)	4.1
Other assets	234	-	234	-
Other liabilities	(27)	-	(27)	-
Net assets acquired	$645,624	$-	$645,624

The allocation adjustments and revised allocations for properties acquired during the year ended December 31, 2015, are as follows (in thousands):

	Allocation as of December 31, 2015	Allocation Adjustments	Revised Allocation as of December 31, 2016	Weighted-Average Amortization Period (in Years)
Land	$444,626	$33,918	$478,544	-
Buildings	1,063,124	(7,980)	1,055,144	50.0
Above-market leases	34,182	(2,133)	32,049	7.2
Below-market leases	(74,997)	(6,306)	(81,303)	17.7
In-place leases	125,993	1,425	127,418	4.7
Building improvements	169,116	(20,724)	148,392	45.0
Tenant improvements	34,814	1,800	36,614	6.1
Mortgage fair value adjustment	(27,615)	-	(27,615)	3.0
Other assets	3,058	-	3,058	-
Other liabilities	(188)	-	(188)	-
Net assets acquired	$1,772,113	$-	$1,772,113

Other Investments

During the year ended December 31, 2015, the Company entered into an agreement to acquire the remaining 50.0% interest in a property previously held in a joint venture in which the Company had a noncontrolling interest for a gross purchase price of $23.0 million. Upon signing this contract, which closed in January 2016, the Company effectively gained control of the entity and is entitled to all economics and risk of loss and as such, the Company consolidated this property pursuant to the FASB’s Consolidation guidance. Additionally, as the Company was required to purchase the partners interest at a fixed and determinable price in January 2016, the Company recognized $11.5 million within Other liabilities in the Company’s Consolidated Balance Sheets at December 31, 2015. Based upon the Company’s intent to redevelop a portion of the property, the Company allocated $8.4 million of the gross purchase price to Real estate under development on the Company’s Consolidated Balance Sheets and the remaining $14.6 million was allocated to Operating real estate on the Company’s Consolidated Balance Sheets.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the year ended December 31, 2015, the Company acquired three land parcels, in separate transactions, for an aggregate purchase price of $30.0 million.

Pro Forma Financial Information (Unaudited)

As discussed above, the Company and certain of its subsidiaries acquired interests in certain operating properties during 2016 and 2015. The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the years ended December 31, 2016 and 2015, adjusted to give effect to properties acquired during the years ended December 31, 2016 and 2015, as if they were acquired at the beginning of 2014 and 2013. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures).

	Year ended December 31,
	2016	2015	2014
Revenues from rental properties	$1,174.9	$1,198.6	$1,097.8
Net income	$397.7	$921.6	$521.9
Net income available to the Company	$344.2	$852.6	$451.7
Net income available to the Company per common share:
Basic	$0.82	$2.07	$1.10
Diluted	$0.82	$2.07	$1.10

4.   Real Estate Under Development:

The Company is engaged in various real estate under development projects, which will be held as long-term investments by the Company. As of December 31, 2016, the Company had in progress a total of six real estate under development projects located in the U.S. These projects will be developed into open-air shopping centers aggregating 2.2 million square feet of GLA with a total estimated aggregate project cost of $514.0 million.

The costs incurred to date for these real estate under development projects are as follows (in thousands):

		December 31,
Property Name	Location	2016	2015
Grand Parkway Marketplace	Spring, TX	$94,841	$42,032
Dania Pointe (1)	Dania Beach, FL	107,113	-
Promenade at Christiana	New Castle, DE	25,521	16,063
Owings Mills	Owings Mills, MD	25,119	8,640
Avenues Walk	Jacksonville, FL	73,048	77,544
Staten Island Plaza (2)	Staten Island, NY	9,386	-
Shoppes at Wynnewood (3)	Lower Merion, PA	-	34,911
		$335,028	$179,190

(1)

During the year ended December 31, 2016, the Company acquired from its partner the remaining ownership interest in a property that was held in a joint venture in which the Company has a 55.0% noncontrolling interest for a gross purchase price of $84.2 million. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, no gain on change in control of interest was recognized as there was no fair value adjustment associated with the Company’s previously held equity interest. Based upon the Company’s intent to develop the property, the Company allocated the gross purchase price to Real estate under development on the Company’s Consolidated Balance Sheets.

(2)	Land held for future development.
(3)

During the year ended December 31, 2016, this development project, aggregating $38.0 million, was completed and reclassified into Land and Building and improvements on the Company’s Consolidated Balance Sheets.

During 2016 and 2015, the Company acquired, in separate transactions, three additional land parcels adjacent to two existing development projects and two additional land parcels adjacent to existing development projects for an aggregate purchase price of $13.8 million and $20.7 million, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

5.    Dispositions of Real Estate and Assets Held-for-Sale:

Operating Real Estate

During 2016, the Company disposed of 30 consolidated operating properties and two out-parcels, in separate transactions, for an aggregate sales price of $378.7 million. These transactions resulted in an aggregate gain of $86.8 million, after income tax expense, and aggregate impairment charges of $37.2 million, which were taken prior to sale, before income tax benefit of $10.0 million.

During 2015, the Company disposed of 89 consolidated operating properties and eight out-parcels, in separate transactions, for an aggregate sales price of $492.5 million. These transactions resulted in an aggregate gain of $143.6 million, after income tax expense, and aggregate impairment charges of $10.2 million, before income tax benefit of $2.3 million.

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

Land Sales

During 2016, 2015 and 2014, the Company sold six, 13 and three land parcels, respectively, for an aggregate sales price of $3.9 million, $31.5 million and $5.1 million, respectively. These transactions resulted in an aggregate gain of $1.9 million, $4.3 million and $3.5 million, before income taxes expense and noncontrolling interest for the years ended December 31, 2016, 2015 and 2014, respectively. The gains from these transactions are recorded as other income, which is included in Other income/(expense), net, in the Company’s Consolidated Statements of Income.

Held-for-Sale

At December 31, 2016, the Company had two consolidated property interests in Mexico classified as held-for-sale at an aggregate carrying amount of Mexican peso (“MXN”) 121.9 million (USD $9.2 million), net of accumulated depreciation of MXN 51.1 million (USD $3.5 million), which are included in Other assets on the Company’s Consolidated Balance Sheets. The Company’s determination of the fair value of the properties was based upon executed contracts of sale with third parties. The book value of one of these properties exceeded its estimated fair value, less costs to sell, and as such an impairment charge of MXN 25.8 million (USD $1.3 million) was recognized.

6.   Discontinued Operations:

The components of Income from discontinued operations for the years ended December 31, 2015 and 2014 are shown below. These include the results of income through the date of each respective sale for properties sold during 2014, and the operations for the applicable periods for those assets classified as held-for-sale as of December 31, 2014 (in thousands):

	2015	2014
Discontinued operations:
Revenues from rental properties	$124	$71,906
Rental property expenses	(49)	(16,657)
Depreciation and amortization	-	(15,019)
Provision for doubtful accounts	(57)	(719)
Interest expense	-	(1,823)
Income from other real estate investments	-	680
Other expense, net	(12)	(756)
Income from discontinued operating properties, before income taxes	6	37,612
Impairment of property carrying value, before income taxes (1)	(82)	(178,048)
Gain on disposition of operating properties, before income taxes	-	203,271
Benefit/(provision) for income taxes	1	(11,850)
(Loss)/income from discontinued operating properties	(75)	50,985
Net income attributable to noncontrolling interests	-	(2,117)
(Loss)/income from discontinued operations attributable to the Company	$(75)	$48,868

(1) The year ended December 31, 2014, includes $92.9 million related to the release of a cumulative foreign currency translation loss due to the Company’s substantial liquidation of its investment in Mexico.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

7.     Impairments:

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

During 2014, the Company implemented a plan to accelerate the disposition of certain U.S. properties and substantially liquidated its investment in Mexico, which resulted in the release of a cumulative foreign currency translation loss. These disposition plans effectively shortened the Company’s anticipated hold period for these properties and as a result the Company recognized impairment charges on various consolidated operating properties (see Footnote 16 of the Notes to Consolidated Financial Statements for fair value disclosure).

The Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions and/or the property hold period resulted in the Company recognizing impairment charges for the years ended December 31, 2016, 2015 and 2014 as follows (in millions):

	2016	2015	2014
Impairment of property carrying values* (1) (2) (3)	$93.3	$30.3	$33.3
Impairment of investments in other real estate investments* (4)	-	5.3	1.7
Impairment of marketable securities and other investments* (5)	-	9.8	4.8
Total Impairment charges included in operating expenses	93.3	45.4	39.8
Cumulative foreign currency translation loss included in discontinued operations (6)	-	-	92.9
Impairment of property carrying values included in discontinued operations**	-	0.1	85.1
Total gross impairment charges	93.3	45.5	217.8
Noncontrolling interests	(0.4)	(5.6)	(0.4)
Income tax benefit included in discontinued operations	-	-	(1.7)
Income tax benefit	(21.1)	(9.0)	(6.1)
Total net impairment charges	$71.8	$30.9	$209.6

* See Footnote 16 of the Notes to Consolidated Financial Statements for additional disclosure on fair value

**See Footnotes 5 & 6 of the Notes to Consolidated Financial Statements above for additional disclosure

(1)

During 2016, the Company recognized aggregate impairment charges of $93.3 million, before an income tax benefit of $21.1 million and noncontrolling interests of $0.4 million, primarily related to sale of certain operating properties, certain properties maintained in the Company’s TRS for which the hold period was re-evaluated in connection with the Merger (see Footnote 22 of the Notes to Consolidated Financial Statements for additional disclosure) and adjustments to property carrying values in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties.

(2)	During 2015, the Company recognized aggregate impairment charges of $30.3 million, before an income tax benefit of $5.4 million and noncontrolling interests of $5.6 million.
(3)	During 2014, the Company recognized aggregate impairment charges of $33.3 million, before an income tax benefit of $6.1 million and noncontrolling interests of $0.3 million.
(4)

Impairment charges primarily based upon review of residual values, sales prices and debt maturity status and the likelihood of foreclosure of certain underlying properties within the Company’s preferred equity investments, during 2015 and 2014. The Company believes it will not recover its investment in certain preferred equity investments and as such recorded full impairments on these investments.

(5)

During 2015 and 2014, the Company reviewed the underlying cause of the decline in value of certain cost method investments, as well as the severity and the duration of the decline and determined that the decline was other-than-temporary. Impairment charges were recognized based upon the calculation of the investments’ estimated fair value.

(6)

Due to the substantial liquidation of its investment in Mexico, the Company recognized a loss from foreign currency translation related to consolidated properties in the amount of $92.9 million, before noncontrolling interest of $5.8 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In addition to the impairment charges above, the Company recognized pretax impairment charges during 2016, 2015 and 2014 of $15.0 million, $22.2 million, and $54.5 million (including $47.3 million in cumulative foreign currency translation loss relating to the Company’s substantial liquidation of its investment in Mexico), respectively, relating to certain properties held by various unconsolidated joint ventures in which the Company holds noncontrolling interests. These impairment charges are included in Equity in income of joint ventures, net in the Company’s Consolidated Statements of Income (see Footnote 8 of the Notes to Consolidated Financial Statements).

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

As of December 31, 2016 and 2015, the Company’s had interests in 135 and 191 shopping center properties, respectively, aggregating 26.2 million and 35.4 million square feet of GLA, respectively, held in joint venture investments. The table below presents joint venture investments for which the Company held an ownership interest at December 31, 2016 and 2015 (in millions, except number of properties):

	As of December 31, 2016			As of December 31, 2015
Venture	Ownership Interest	Number of Properties	The Company's Investment	Ownership Interest	Number of Properties	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	48	$182.5	15.0%	53	$175.5
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	45	145.2	48.6%	47	131.0
Canada Pension Plan Investment Board (“CPP”) (2) (3)	55.0%	5	111.8	55.0%	7	195.6
Other Institutional Programs (2)	Various	2	0.4	Various	9	5.2
Other Joint Venture Programs (4)	Various	34	60.4	Various	40	64.0
Canadian Properties	50.0%	1	3.9	Various	35	171.3
Total		135	$504.2		191	$742.6

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

(3)	During the year ended December 31, 2016, the CPP joint venture acquired a property interest adjacent to an existing operating property in Temecula, CA for a gross purchase price of $27.5 million.
(4)	Includes five land parcels located in Mexico.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below presents the Company’s share of net income for these investments which is included in the Company’s Consolidated Statements of Income under Equity in income of joint ventures, net for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,
	2016	2015	2014
KimPru and KimPru II	$16.4	$7.1	$8.1
KIR	44.0	41.0	26.5
CPP	7.7	9.6	7.1
Other Institutional Programs	1.1	4.7	28.8
Other Joint Venture Programs	3.9	14.2	49.7
Canadian Properties	145.6	403.8	39.4
Total	$218.7	$480.4	$159.6

During 2016, the Company’s real estate joint ventures disposed of or transferred interest to joint venture partners 45 operating properties and one land parcel, in separate transactions, for an aggregate sales price of $1.1 billion. These transactions resulted in an aggregate net gain to the Company of $151.2 million, before income taxes, for the year ended December 31, 2016. In addition, during 2016, the Company acquired the remaining interest in nine operating properties and one development project from various joint ventures, in separate transactions, for a gross purchase price of $590.1 million. See Footnotes 3 and 4 of the Notes to Consolidated Financial Statements for the operating properties and development projects acquired by the Company.

During 2015, the Company’s real estate joint ventures disposed of or transferred interest to joint venture partners 98 operating properties and 11 land parcels, in separate transactions, for an aggregate sales price of $1.8 billion. These transactions resulted in an aggregate net gain to the Company of $380.6 million, before income taxes, for the year ended December 31, 2015. In addition, during 2015, the Company acquired the remaining interest in 43 operating properties from various joint ventures, in separate transactions for a gross purchase price of $1.6 billion. See Footnote 3 of the Notes to Consolidated Financial Statements for the operating properties acquired by the Company.

During 2014, the Company’s real estate joint ventures disposed of or transferred interest to joint venture partners 37 operating properties, in separate transactions, for an aggregate sales price of $811.7 million. These transactions resulted in an aggregate net gain to the Company of $96.0 million, before income taxes, for the year ended December 31, 2014. In addition, during 2014, the Company acquired the remaining interest in 34 operating properties from various joint ventures, in separate transactions for a gross purchase price of $1.0 billion.

The table below presents debt balances within the Company’s joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2016 and 2015 (dollars in millions):

	As of December 31, 2016			As of December 31, 2015
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$647.4	3.07%	67.5	$777.1	5.54%	12.6
KIR	746.5	4.64%	54.9	811.6	4.64%	62.3
CPP	84.8	2.17%	16.0	109.9	5.25%	3.5
Other Institutional Programs	94.7	4.09%	19.0	218.5	4.92%	20.5
Other Joint Venture Programs	482.1	5.67%	24.5	540.7	5.61%	36.1
Canadian Properties	7.5	4.70%	9.1	341.3	4.64%	56.4
Total	$2,063.0			$2,799.1

* Average remaining term includes extensions

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Summarized financial information for the Company’s investment and advances in real estate joint ventures is as follows (in millions):

	December 31,
	2016	2015
Assets:
Real estate, net	$3,741.9	$4,855.5
Other assets	224.6	279.3
	$3,966.5	$5,134.8
Liabilities and Partners’/Members’ Capital:
Notes payable	$214.5	$29.7
Mortgages payable and construction loans	1,848.5	2,769.4
Other liabilities	82.3	119.6
Noncontrolling interests	15.9	16.2
Partners’/Members’ capital	1,805.3	2,199.9
	$3,966.5	$5,134.8

	Year Ended December 31,
	2016	2015	2014
Revenues from rental properties	$597.5	$842.5	$1,059.9
Operating expenses	(178.1)	(265.9)	(333.5)
Interest expense	(117.3)	(202.8)	(247.3)
Depreciation and amortization	(138.1)	(191.9)	(260.0)
Impairment charges	(38.6)	(63.4)	(23.1)
Other income/(expense), net	20.1	4.4	(14.4)
	(452.0)	(719.6)	(878.3)
Income from continuing operations	145.5	122.9	181.6
Discontinued Operations:
Income from discontinued operations	-	-	2.8
Impairment on dispositions of properties	-	-	(3.8)
Gain on dispositions of properties	-	-	471.1
	-	-	470.1
Gain on sale of operating properties	296.2	1,166.7	-
Net income	$441.7	$1,289.6	$651.7

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling $11.0 million and $12.6 million at December 31, 2016 and 2015, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. Generally, such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE. As of December 31, 2016 and 2015, the Company’s carrying value in these investments is $504.2 million and $742.6 million, respectively.

9.   Other Real Estate Investments:

Preferred Equity Capital –

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of December 31, 2016, the Company’s net investment under the Preferred Equity program was $193.7 million relating to 365 properties, including 346 net leased properties which are accounted for as direct financing leases. For the year ended December 31, 2016, the Company earned $27.5 million from its preferred equity investments, including $10.5 million in profit participation earned from five capital transactions. As of December 31, 2015, the Company’s net investment under the Preferred Equity program was $199.9 million relating to 421 properties, including 385 net leased properties. For the year ended December 31, 2015, the Company earned $27.0 million from its preferred equity investments, including $9.3 million in profit participation earned from nine capital transactions.

As of December 31, 2016, these preferred equity investment properties had non-recourse mortgage loans aggregating $427.4 million. These loans have scheduled maturities ranging from one month to eight years and bear interest at rates ranging from 4.19% to 10.47%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2016	2015
Assets:
Real estate, net	$187.0	$258.0
Other assets	587.1	628.3
	$774.1	$886.3
Liabilities and Partners’/Members’ Capital:
Notes and mortgages payable	$454.7	$563.7
Other liabilities	8.3	12.9
Partners’/Members’ capital	311.1	309.7
	$774.1	$886.3

	Year Ended December 31,
	2016	2015	2014
Revenues from rental properties	$102.6	$122.1	$146.0
Operating expenses	(27.4)	(35.6)	(47.0)
Interest expense	(26.7)	(35.7)	(47.1)
Depreciation and amortization	(6.7)	(11.4)	(19.2)
Other expense, net	(11.5)	(9.2)	(7.2)
Income from continuing operations	30.3	30.2	25.5
Discontinued Operations:
Gain on disposition of properties	-	-	31.5
	-	-	31.5
Gain on sale of operating properties	5.3	6.0	-
Net income	$35.6	$36.2	$57.0

Kimsouth –

Kimsouth Realty Inc. (“Kimsouth”) is a wholly-owned subsidiary of the Company. KRS AB Acquisition, LLC (the “ABS Venture”) is a subsidiary of Kimsouth that has a noncontrolling interest in AB Acquisition, LLC (“AB Acquisition”), a joint venture which owns Albertsons Inc. (“Albertsons”) and NAI Group Holdings Inc. (“NAI”). The Company holds a controlling interest in the ABS Venture and consolidates this entity.

During January 2015, two new noncontrolling members were admitted into the ABS Venture, including Colony Capital, Inc. and affiliates (“Colony”), after which the Company contributed $85.3 million and the two noncontrolling members contributed an aggregate $105.0 million, of which Colony contributed $100.0 million, to the ABS Venture, which was subsequently contributed to AB Acquisition to facilitate the acquisition of all of the outstanding shares of Safeway Inc. (“Safeway”). In January 2017, Colony Capital, Inc. merged with NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. to form Colony NorthStar, Inc. (“Colony NorthStar”). As a result, the ABS Venture now holds a combined 14.35% interest in AB Acquisition, of which the Company holds a combined 9.8% ownership interest and Colony NorthStar holds a 4.3% ownership interest. Richard B. Saltzman, a member of the Board of Directors of the Company, is the chief executive officer and president of Colony NorthStar. The combined company of Albertsons, NAI and Safeway operates over 2,200 grocery stores across 33 states. The Company continues to consolidate the ABS Venture as there was no change in control following the admission of the members described above. As such, the Company recorded (i) the gross investment in Safeway of $190.3 million in Other assets on the Company’s Consolidated Balance Sheets and accounts for this investment under the cost method of accounting (ii) a noncontrolling interest of $65.0 million and (iii) an increase in Paid-in capital of $24.0 million, net of a deferred tax effect of $16.0 million, representing the amount contributed by the newly admitted members in excess of their proportionate share of the historic book value of the net assets of ABS Venture.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

10.  Variable Interest Entities:

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at December 31, 2016, are 21 consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily based on the fact that the unrelated investors do not have substantial kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At December 31, 2016, total assets of these VIEs were $902.0 million and total liabilities were $174.2 million. The classification of these assets are primarily within operating real estate, cash and cash equivalents and accounts and notes receivable and the classification of these liabilities are primarily within other liabilities and mortgages payable on the Company’s Consolidated Balance Sheets.

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

Consolidated Real Estate Under Development Projects

Included within the Company’s real estate under development projects at December 31, 2016, are two consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to develop real estate properties to hold as long-term investments. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investments at risk are not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At December 31, 2016, total assets of these real estate under development VIEs were $183.1 million and total liabilities were $2.3 million. The classification of these assets is primarily within Real estate under development in the Company’s Consolidated Balance Sheets and the classification of these liabilities are primarily within Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these development projects, aggregating $68.7 million, will be funded with capital contributions from the Company, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at December 31, 2016, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2016, the Company’s investment in this VIE was a negative $7.4 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $7.4 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of redevelopment will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

11.  Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2016, see Financial Statement Schedule IV included in this annual report on Form 10-K.

The following table reconciles mortgage loans and other financing receivables from January 1, 2014 to December 31, 2016 (in thousands):

	2016	2015	2014
Balance at January 1,	$23,824	$74,013	$30,243
Additions:
New mortgage loans	-	5,730	52,728
Write-off of loan discounts	-	-	286
Foreign currency translation	397	-	-
Amortization of loan discounts	112	112	126
Deductions:
Loan repayments	-	(53,646)	(7,330)
Charge off/foreign currency translation	(213)	(884)	(1,066)
Collections of principal	(921)	(1,499)	(972)
Amortization of loan costs	(2)	(2)	(2)
Balance at December 31,	$23,197	$23,824	$74,013

The Company reviews payment status to identify performing versus non-performing loans. As of December 31, 2016, the Company had a total of 12 loans, all of which were identified as performing loans.

12.  Marketable Securities:

The amortized cost and gross unrealized gains/(losses) of securities available-for-sale and held-to-maturity at December 31, 2016 and 2015, are as follows (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Total
Available-for-sale:
Equity securities	$6,096	$406	$6,502
Held-to-maturity:
Debt securities	1,599	-	1,599
Total marketable securities	$7,695	$406	$8,101

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains/(Losses)	Total
Available-for-sale:
Equity securities	$5,511	$398	$5,909
Held-to-maturity:
Debt securities	1,656	(1)	1,655
Total marketable securities	$7,167	$397	$7,564

During 2015, the Company received $76.2 million in proceeds from the sale or redemption of certain marketable securities. In connection with these transactions, the Company recognized $39.9 million of realizable gains.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2016, the contractual maturities of debt securities classified as held-to-maturity are within the next five years. Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

13.  Notes Payable:

As of December 31, 2016 and 2015 the Company’s Notes payable consisted of the following (dollars in millions):

	Balance at 12/31/16	Interest Rate Range (Low)	Interest Rate Range (High)	Maturity Date Range (Low)	Maturity Date Range (High)
Senior Unsecured Notes	$3,400.0	2.70%	6.88%	Oct-2019	Dec-2046
Medium Term Notes (“MTN”)	300.0	4.30%	4.30%	Feb-2018	Feb-2018
Term Loan (a)	250.0	(a)	(a)	Jan-2017	Jan-2017
Credit Facility (b)	25.0	(b)	(b)	Mar-2018 (b)	Mar-2018 (b)
Deferred financing costs, net	(47.7)	-	-	-	-
	$3,927.3

	Balance at 12/31/15	Interest Rate Range (Low)	Interest Rate Range (High)	Maturity Date Range (Low)	Maturity Date Range (High)
Senior Unsecured Notes	$2,290.9	3.13%	6.88%	May-2017	Apr-2045
MTN	600.0	4.30%	5.78%	Mar-2016	Feb-2018
Term Loan (a)	650.0	(a)	(a)	Jan-2017	Jan-2017
Canadian Notes Payable	251.8	3.86%	5.99%	Apr-2018	Aug-2020
Credit Facility (b)	-	(b)	(b)	Mar-2018 (b)	Mar-2018 (b)
Deferred financing costs, net	(31.4)	-	-	-	-
	$3,761.3

(a)

Interest rate is equal to LIBOR + 0.95% (1.60% and 1.37% at December 31, 2016 and 2015, respectively). During January 2017, the Company repaid the $250.0 million outstanding balance on the Term Loan and terminated the agreement.

(b)

Interest rate is equal to LIBOR + 0.925% (1.67% and 1.35% at December 31, 2016 and 2015, respectively). During February 2017, the Company repaid the outstanding balance on the Credit Facility and terminated the agreement. The Company closed on a new $2.25 billion unsecured revolving credit facility which is scheduled to mature March 2021 with two six-month extension options at an interest rate of LIBOR plus 87.5 basis points.

The weighted-average interest rate for all unsecured notes payable is 3.58% as of December 31, 2016. The scheduled maturities of all unsecured notes payable excluding unamortized debt issuance costs of $47.7 million, as of December 31, 2016, were as follows (in millions): 2017, $250.0; 2018, $325.0; 2019, $300.0; 2020, $0.0; 2021, $500.0 and thereafter, $2,600.0.

During the years ended December 31, 2016 and 2015, the Company repaid the following notes (dollars in millions):

Type	Date Paid	Maturity Date	Amount Repaid (USD)	Interest Rate
Canadian Notes Payable (1)	Aug-16	(1)	$270.9	(1)
Senior Unsecured Note (2)	Aug-16	May-17	$290.9	5.70%
MTN	Mar-16	Mar-16	$300.0	5.783%
MTN	Nov-15	Nov-15	$150.0	5.584%
Senior Unsecured Note	Sep-15	Sep-15	$100.0	5.25%
MTN	Feb-15	Feb-15	$100.0	4.904%

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Senior Unsecured Notes / MTN –

The Company’s supplemental indentures governing its MTN and Senior Unsecured Notes contain covenants whereby the Company is subject to maintaining (a) certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, (b) certain debt service ratios and (c) certain asset to debt ratios. In addition, the Company is restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations. The Company was in compliance with all of the covenants as of December 31, 2016.

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

During the years ended December 31, 2016 and 2015, the Company issued the following Senior Unsecured Notes (dollars in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Nov-16	Mar-24	$400.0	2.7%
Nov-16	Dec-46	$350.0	4.125%
Aug-16	Oct-26	$500.0	2.8%
May-16	Apr-45	$150.0	4.25%
Oct-15	Nov-22	$500.0	3.40%
Mar-15	Apr-45	$350.0	4.25%

The Company used the net proceeds from these issuances, after the underwriting discounts and related offering costs, for general corporate purposes, including to pre-fund near-term debt maturities or to reduce borrowings under the Company’s revolving credit facility.

Credit Facility –

The Company had a $1.75 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which was scheduled to expire in March 2018 with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2019. The Credit Facility, which could be increased to $2.25 billion through an accordion feature, accrued interest at a rate of LIBOR plus 92.5 basis points (1.67% as of December 31, 2016) on drawn funds. In addition, the Credit Facility included a $500 million sub-limit which provided the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, was subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. The Company was in compliance with all of the covenants as of December 31, 2016. As of December 31, 2016, the Credit Facility had a balance of $25.0 million outstanding and $0.7 million appropriated for letters of credit.

In February 2017, the Company closed on a new $2.25 billion unsecured revolving credit facility with a group of banks, which is scheduled to expire in March 2021, with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2022. This new credit facility, which accrues interest at a rate of LIBOR plus 87.5 basis points, could be increased to $2.75 billion through an accordion feature. The new credit facility replaces the Company’s $1.75 billion Credit Facility that was scheduled to mature in March 2018. In addition, the facility includes a $500.0 million sub-limit which provides the company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Under this new credit facility, the Company continues to be subject to certain covenants as in the Credit Facility described above.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

 Term Loan -

During January 2015, the Company entered into a $650.0 million unsecured term loan (“Term Loan”) which had an initial maturity date in January 2017 (with three one-year extension options at the Company’s discretion) and accrued interest at a spread (95 basis points at December 31, 2016) to LIBOR or at the Company’s option at a base rate as defined per the agreement (1.60% at December 31, 2016). The proceeds from the Term Loan were used to repay the Company’s $400.0 million term loan, which was scheduled to mature in April 2015 (with two additional one-year extension options) and bore interest at LIBOR plus 105 basis points, and for general corporate purposes. During November 2016, the Company repaid $400.0 million of borrowings under the Company’s Term Loan. As of December 31, 2016, the Term Loan had a balance of $250.0 million. Pursuant to the terms of the credit agreement for the Term Loan, the Company, among other things, was subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. The Company was in compliance with all of the covenants as of December 31, 2016. During January 2017, the Company paid the remaining $250.0 million outstanding balance on the Company’s Term Loan and terminated the agreement.

14.  Mortgages Payable:

During 2016, the Company (i) assumed $289.0 million of individual non-recourse mortgage debt relating to the acquisition of 10 properties, including $4.3 million associated with fair value debt adjustments and (ii) paid off $703.0 million of mortgage debt (including fair market value adjustment of $2.1 million) that encumbered 47 operating properties. In connection with the early prepayment of certain of these mortgage debts, the Company recorded an early extinguishment of debt charge of $9.2 million.

Additionally, during 2016, the Company disposed of an encumbered property through foreclosure. This transaction resulted in a net decrease in mortgage debt of $25.6 million (including fair market value adjustment of $0.4 million) and a gain on forgiveness of debt of $3.1 million, which is included in Other income/(expense), net in the Company’s Consolidated Statements of Income.

During 2015, the Company (i) assumed $835.2 million of individual non-recourse mortgage debt relating to the acquisition of 38 operating properties, including an increase of $27.6 million associated with fair value debt adjustments and (ii) repaid $557.0 million of mortgage debt (including fair market value adjustment of $1.4 million) that encumbered 27 operating properties.

Mortgages payable, collateralized by certain shopping center properties (see Financial Statement Schedule III included in this annual report on Form 10-K) and related tenants' leases, are generally due in monthly installments of principal and/or interest, which mature at various dates through 2031. Interest rates range from LIBOR plus 135 basis points (1.91% as of December 31, 2016) to 9.75% (weighted-average interest rate of 4.94% as of December 31, 2016). The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of $27.7 million and unamortized debt issuance costs of $3.0 million, as of December 31, 2016, were as follows (in millions): 2017, $462.4; 2018, $124.4; 2019, $115.9; 2020, $101.2; 2021, $145.4 and thereafter, $165.1.

15.  Noncontrolling Interests:

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a VIE in accordance with the provisions of the FASB’s Consolidation guidance.

The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Consolidated Balance Sheets. Units that are determined to be contingently redeemable are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Consolidated Statements of Income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company owns seven shopping center properties located throughout Puerto Rico. These properties were acquired partially through the issuance of $158.6 million of non-convertible units and $45.8 million of convertible units. Noncontrolling interests related to these acquisitions totaled $233.0 million of units, including premiums of $13.5 million and a fair market value adjustment of $15.1 million (collectively, the "Units"). Noncontrolling interests relating to the remaining units was $86.2 million and $88.9 million as of December 31, 2016 and 2015, respectively. The Units, related annual cash distribution rates and related conversion features consisted of the following as of December 31, 2016 and 2015:

Type	Par Value Per Unit	Number of Units Remaining	Return Per Annum
Preferred A Units (1)	$1.00	79,642,697	5.0%
Class B-1 Preferred Units (2)	$10,000	189	7.0%
Class B-2 Preferred Units (1)	$10,000	42	7.0%
Class C DownReit Units (2)	$30.52	52,797	Equal to the Company’s common stock dividend

(1)	These units are redeemable for cash by the holder or callable by the Company and are included in Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets.
(2)

These units are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock, based upon the conversion calculation as defined in the agreement. These units are included in Noncontrolling interests on the Company’s Consolidated Balance Sheets.

The Company owns a shopping center located in Bay Shore, NY, which was acquired in 2006 with the issuance of 647,758 redeemable Class B Units at a par value of $37.24 per unit. The units accrue a return equal to the Company’s common stock dividend and are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock at a ratio of 1:1. These units are callable by the Company any time after April 3, 2026, and are included in Noncontrolling interests on the Company’s Consolidated Balance Sheets. During 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed and at the Company’s option settled in cash. As of both December 31, 2016 and 2015, noncontrolling interest relating to the remaining Class B Units was $26.5 million.

Noncontrolling interests also includes 138,015 convertible units issued during 2006 by the Company, which were valued at $5.3 million, including a fair market value adjustment of $0.3 million, related to an interest acquired in an office building located in Albany, NY. These units are currently redeemable at the option of the holder for cash or at the option of the Company for the Company’s common stock at a ratio of 1:1. The holder is entitled to a distribution equal to the dividend rate of the Company’s common stock. The Company is restricted from disposing of these assets, other than through a tax free transaction, through January 2017.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Balance at January 1,	$86,709	$91,480
Income (1)	4,349	7,061
Distribution	(4,105)	(5,922)
Conversion of redeemable units	-	(5,910)
Balance at December 31,	$86,953	$86,709

(1)	Includes $1.0 million in fair market value remeasurement for the year ended December 31, 2015.

During the year ended December 31, 2015, the Company acquired its partner’s interest in three previously consolidated joint ventures for $31.6 million. The Company continues to consolidate these entities as there was no change in control from these transactions. The purchase of the remaining interests resulted in an aggregate decrease in noncontrolling interest of $25.2 million for the year ended December 31, 2015, and a net decrease of $6.4 million to the Company’s Paid-in capital, during 2015.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

16.  Fair Value Disclosure of Financial Instruments:

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s estimation, based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values except those listed below, for which fair values are disclosed. The valuation method used to estimate fair value for fixed-rate and variable-rate debt is based on discounted cash flow analyses, with assumptions that include credit spreads, market yield curves, trading activity, loan amounts and debt maturities. The fair values for marketable securities are based on published values, securities dealers’ estimated market values or comparable market sales. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,
	2016		2015
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Marketable securities (1)	$8,101	$8,101	$7,565	$7,564
Notes payable (2)	$3,927,251	$3,890,797	$3,761,328	$3,820,205
Mortgages payable (3)	$1,139,117	$1,141,047	$1,614,982	$1,629,760

(1)

As of December 31, 2016 and 2015, the Company determined that $6.5 million and $5.9 million, respectively, of the Marketable securities estimated fair value were classified within Level 1 of the fair value hierarchy and the remaining $1.6 million and $1.7 million, respectively, were classified within Level 3 of the fair value hierarchy.

(2)

The Company determined that its valuation of the Senior Unsecured Notes and MTNs were classified within Level 2 of the fair value hierarchy and the Term Loan and Credit Facility were classified within Level 3 of the fair value hierarchy.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at December 31, 2016	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$6,502	$6,502	$-	$-
Liabilities:
Interest rate swaps	$975	$-	$975	$-

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Balance at December 31, 2015	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$5,909	$5,909	$-	$-
Liabilities:
Interest rate swaps	$1,426	$-	$1,426	$-

Assets measured at fair value on a non-recurring basis at December 31, 2016 and 2015 are as follows (in thousands):

	Balance at December 31, 2016	Level 1	Level 2	Level 3

Real estate	$117,930	$-	$-	$117,930

	Balance at December 31, 2015	Level 1	Level 2	Level 3

Real estate	$52,439	$-	$-	$52,439

During the year ended December 31, 2016, the Company recognized impairment charges related solely to adjustments to property carrying values of $93.3 million. The Company’s estimated fair values were primarily based upon estimated sales prices from third party offers that were based on signed contracts, appraisals or letters of intent for which the Company does not have access to the unobservable inputs used to determine these estimated fair values. For the appraisals, the capitalization rates primarily range from 7.75% to 9.00% and discount rates primarily range from 9.25% to 12.17% which were utilized in the models based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment. Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

17.  Preferred Stock, Common Stock and Convertible Unit Transactions:

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share information and par values):

As of December 31, 2016 and 2015
Series of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Dividend Rate	Annual Dividend per Depositary Share	Par Value
Series I	18,400	16,000	$400,000	6.00%	$1.50000	$1.00
Series J	9,000	9,000	225,000	5.50%	$1.37500	$1.00
Series K	8,050	7,000	175,000	5.625%	$1.40625	$1.00
	35,450	32,000	$800,000

Series of Preferred Stock	Date Issued	Depositary Shares Issued	Fractional Interest per Share	Net Proceeds, After Expenses (in millions)	Offering/ Redemption Price	Optional Redemption Date
Series I	3/20/2012	16,000,000	1/1000	$387.2	$25.00	3/20/2017
Series J	7/25/2012	9,000,000	1/1000	$217.8	$25.00	7/25/2017
Series K	12/7/2012	7,000,000	1/1000	$169.1	$25.00	12/7/2017

The following Preferred Stock series was redeemed during the year ended December 31, 2015:

Series of Preferred Stock	Date Issued	Depositary Shares Issued	Redemption Amount (in millions)	Offering/ Redemption Price	Optional Redemption Date	Actual Redemption Date
Series H (1)	8/30/2010	7,000,000	$175.0	$25.00	8/30/2015	11/25/2015

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Common Stock

During February 2015, the Company established an at the market continuous offering program (the “ATM program”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange (the “NYSE”) or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. During the year ended December 31, 2016, the Company issued 9,806,377 shares and received proceeds of $285.2 million, net of commissions and fees of $2.9 million. As of December 31, 2016 the Company had $211.9 million available under this ATM program.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These share repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During 2016, 2015 and 2014, the Company repurchased 257,477 shares, 179,696 shares and 128,147 shares, respectively, in connection with common shares surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans.

Convertible Units

The Company has various types of convertible units that were issued in connection with the purchase of operating properties (see Footnote 15 of the Notes to Consolidated Financial Statements). The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2016, is $24.1 million. The Company has the option to settle such redemption in cash or shares of the Company’s common stock. If the Company exercised its right to settle in Common Stock, the unit holders would receive 0.9 million shares of Common Stock.

18.  Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Acquisition of real estate interests by assumption of mortgage debt	$33,174	$84,699	$210,232
Acquisition of real estate interests by issuance of redeemable units	$-	$-	$8,219
Acquisition of real estate interests through proceeds held in escrow	$66,044	$89,504	$179,387
Proceeds held in escrow through sale of real estate interests	$66,044	$71,623	$197,270
Disposition of real estate interests by assignment of debt	$-	$47,742	$-
Disposition of real estate interests through the issuance of mortgage receivable	$-	$5,730	$2,728
Disposition of real estate interests by foreclosure of debt	$22,080	$-	$-
Forgiveness of debt due to foreclosure	$26,000	$-	$-
Investment in real estate joint venture through contribution of real estate	$-	$-	$35,080
Decrease of noncontrolling interests through sale of real estate	$-	$-	$17,650
Increase in capital expenditures accrual	$15,078	$8,581	$12,622
Issuance of common stock	$85	$493	$14,047
Surrender of common stock	$(7,008)	$(5,682)	$(4,051)
Declaration of dividends paid in succeeding period	$124,517	$115,182	$111,143
Consolidation of Joint Ventures:
Increase in real estate and other assets	$407,813	$1,039,335	$687,538
Increase in mortgages payable, other liabilities and noncontrolling interests	$268,194	$750,135	$492,318

19.  Transactions with Related Parties:

The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. Substantially all of the Management and other fee income on the Company’s Consolidated Statements of Income constitute fees earned from affiliated entities. Reference is made to Footnotes 3, 8 and 9 of the Notes to Consolidated Financial Statements for additional information regarding transactions with related parties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Ripco Real Estate Corp. (“Ripco”) business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohl’s and many others, providing real estate brokerage services and principal real estate investing. Mr. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Mr. Milton Cooper, Executive Chairman of the Board of Directors of the Company. During 2016, 2015 and 2014, the Company paid brokerage commissions of $0.2 million, $0.6 million and $0.3 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company.

ProHEALTH is a multi-specialty physician group practice offering one-stop health care. ProHEALTH’s CEO, Dr. David Cooper, M.D. is a son of Milton Cooper, Executive Chairman of the Company. ProHEALTH and/or its affiliates (“ProHEALTH”) have leasing arrangements with the Company whereby two consolidated property locations are currently under lease. Total annual base rent for these properties leased to ProHEALTH for the years ended December 31, 2016, 2015 and 2014 aggregated to $0.4 million, $0.4 million and $0.1 million, respectively.

During January 2015, Colony contributed $100.0 million, to the ABS Venture, which was subsequently contributed to AB Acquisition to facilitate the acquisition of all of the outstanding shares of Safeway. The ABS Venture now holds a combined 14.35% interest in AB Acquisition, of which the Company holds a combined 9.8% ownership interest, Colony NorthStar holds a 4.3% ownership interest and an unrelated third party holds a 0.25% ownership interest. Richard B. Saltzman, a member of the Board of Directors of the Company, is the chief executive officer and president of Colony NorthStar. (see Footnote 9 of the Notes to Consolidated Financial Statements).

20.  Commitments and Contingencies:

Operations

The Company and its subsidiaries are primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2115. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels and percentage rents comprised 98% of total revenues from rental properties for each of the three years ended December 31, 2016, 2015 and 2014.

The minimum revenues from rental properties under the terms of all non-cancelable tenant leases for future years, assuming no new or renegotiated leases are executed for such premises, are as follows (in millions): 2017, $834.6; 2018, $755.9; 2019, $664.1; 2020, $567.7; 2021, $471.5 and thereafter; $1,971.7.

Base rental revenues from rental properties are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis before allowances for the years ended December 31, 2016, 2015 and 2014 was $16.5 million, $14.8 million and $8.4 million, respectively.

Minimum rental payments to be made by the Company under the terms of all non-cancelable operating ground leases for future years are as follows (in millions): 2017, $10.3; 2018, $9.9; 2019, $9.2; 2020, $8.6; 2021, $8.3 and thereafter, $143.0.

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees for loans encumbering certain of the Company’s development and redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2016, these letters of credit aggregated $40.8 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2016, there were $30.1 million in performance and surety bonds outstanding.

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

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company as of December 31, 2016.

21.  Incentive Plans:

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

The Company recognized expense associated with its equity awards of $19.1 million, $18.5 million and $17.9 million, for the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016, the Company had $31.1 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of 3.3 years. The Company had 10,015,040, 9,095,416 and 9,251,021, shares of the Company’s common stock available for issuance under the Plans at December 31, 2016, 2015 and 2014, respectively.

Stock Options

During 2016, 2015 and 2014, the Company did not grant any stock options. Information with respect to stock options outstanding under the Plan for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2014	15,374,145	$28.79	$13.1
Exercised	(1,474,432)	$16.19	$9.4
Forfeited	(2,005,952)	$28.68
Options outstanding, December 31, 2014	11,893,761	$30.23	$29.8
Exercised	(1,019,240)	$18.36	$7.4
Forfeited	(1,862,080)	$32.55
Options outstanding, December 31, 2015	9,012,441	$31.09	$27.4
Exercised	(1,167,819)	$18.03	$12.4
Forfeited	(1,830,893)	$39.69
Options outstanding, December 31, 2016	6,013,729	$32.09	$12.1
Options exercisable (fully vested) -
December 31, 2014	10,159,570	$31.96	$19.9
December 31, 2015	7,617,882	$32.90	$20.0
December 31, 2016	5,144,416	$32.56	$11.3

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The exercise prices for options outstanding as of December 31, 2016, range from $11.54 to $53.14 per share. The Company estimates forfeitures based on historical data. The weighted-average remaining contractual life for options outstanding as of December 31, 2016 was 2.4 years. The weighted-average remaining contractual term of options currently exercisable as of December 31, 2016, was 2.3 years. The weighted-average remaining contractual term of options expected to vest as of December 31, 2016, was 6.2 years. As of December 31, 2016, the Company had 225,695 options expected to vest, with a weighted-average exercise price per share of $21.54 and an aggregate intrinsic value of $0.8 million. Cash received from options exercised under the Plan was $21.1 million, $18.7 million and $23.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock

Information with respect to restricted stock under the Plan for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Restricted stock outstanding as of January 1,	1,712,534	1,911,145	1,591,082
Granted	756,530	729,160	804,465
Vested	(520,539)	(875,202)	(418,309)
Forfeited	(17,793)	(52,569)	(66,093)
Restricted stock outstanding as of December 31,	1,930,732	1,712,534	1,911,145

Restricted shares have the same voting rights as the Company’s common stock and are entitled to a cash dividend per share equal to the Company’s common dividend which is taxable as ordinary income to the holder. The dividends paid on restricted shares were $2.2 million, $1.8 million, and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The weighted-average grant date fair value for restricted stock issued during the years ended December 31, 2016, 2015 and 2014 were $26.15, $25.98 and $21.60, respectively.

Performance Shares

As of December 31, 2016, 2015 and 2014, the Company had performance share awards outstanding of 197,249, 202,754 and 171,400, respectively. The weighted-average grant date fair value for performance shares issued during the years ended December 31, 2016, 2015 and 2014 were $28.60, $27.87 and $22.65, respectively. The more significant assumptions underlying the determination of fair values for these awards granted during 2016, 2015 and 2014 were as follows:

	2016	2015		2014
Stock price	$26.29		$26.83			$21.49
Dividend yield (1)	0%		0%			0%
Risk-free rate	0.87%		0.98%			0.65%
Volatility	18.80%		16.81%			25.93%
Term of the award (years)	2.88	1.88,	2.88	0.88,	1.88,	2.88

(1)	Total Shareholder Returns, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.

Other

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation, is fully vested and funded as of December 31, 2016. The Company’s contributions to the plan were $2.0 million, $2.1 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company recognized severance costs associated with employee terminations during the years ended December 31, 2016, 2015 and 2014, of $1.7 million, $4.8 million and $6.3 million, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

22.  Income Taxes:

The Company elected to qualify as a REIT in accordance with the Code commencing with its taxable year which began January 1, 1992. To qualify as a REIT, the Company must meet several organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its stockholders. Management intends to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that dividends to its stockholders equal at least the amount of its REIT taxable income. If the Company failed to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be permitted to elect REIT status for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through TRSs is subject to federal, state and local income taxes. The Company is also subject to local taxes on certain Non-U.S. investments.

Reconciliation between GAAP Net Income and Federal Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
	(Estimated)	(Actual)	(Actual)
GAAP net income attributable to the Company	$378,850	$894,115	$424,001
GAAP net loss/(income) of taxable REIT Subsidiaries	2,414	(6,073)	(13,110)
GAAP net income from REIT operations (a)	381,264	888,042	410,891
Net book depreciation in excess of tax depreciation	73,409	21,515	24,890
Capitalized leasing/legal commissions	(11,894)	(14,246)	(13,576)
Deferred/prepaid/above-market and below-market rents, net	(35,230)	(32,848)	(17,967)
Fair market value debt amortization	(15,953)	(19,723)	(6,236)
Restricted stock	(4,490)	(3,094)	(1,078)
Book/tax differences from non-qualified stock options	(11,301)	(4,786)	(5,144)
Book/tax differences from investments in real estate joint ventures	(4,205)	(294)	8,614
Book/tax difference on sale of properties	(75,445)	(64,270)	(146,173)
Foreign income tax from capital gains	-	5,873	-
Cumulative foreign currency translation adjustment & deferred tax adjustment	3,267	-	139,976
Book adjustment to property carrying values and marketable equity securities	29,042	4,484	62,817
Taxable currency exchange loss, net	(6,775)	(47,297)	(100,602)
Tangible property regulations deduction (b)	(58,000)	(126,957)	-
Dividends from taxable REIT subsidiaries	-	647	67,590
GAAP change in control gain	(57,386)	(149,407)	(107,235)
Valuation allowance against net deferred tax assets (see discussion below)	40,097	-	-
Other book/tax differences, net	(9,505)	(3,618)	(16,100)
Adjusted REIT taxable income	$236,895	$454,021	$300,667

Certain amounts in the prior periods have been reclassified to conform to the current year presentation, in the table above.

(a)	All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to noncontrolling interest and taxable REIT subsidiaries.
(b)	In September 2013, the Internal Revenue Service released final Regulations governing when taxpayers must capitalize and depreciate costs for acquiring, maintaining, repairing and replacing tangible property and when taxpayers must deduct such costs as repairs. Pursuant to these Regulations the Company deducted certain expenditures that would previously have been capitalized for tax purposes. The Regulations also allowed the Company to make an election to immediately deduct certain amounts that were capitalized in previous years but qualify as repairs under the new Regulations. The Company made such election in 2015 and deducted approximately $85.9 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Characterization of Distributions

The following characterizes distributions paid for tax purposes for the years ended December 31, 2016, 2015 and 2014, (in thousands):

	2016		2015		2014
Preferred H Dividends
Ordinary income	$-	-	$-	-	$6,762	56%
Capital gain	-	-	13,417	100%	5,313	44%
	$-	-	$13,417	100%	$12,075	100%
Preferred I Dividends
Ordinary income	$16,320	68%	$-	-	$13,440	56%
Capital gain	7,680	32%	24,000	100%	10,560	44%
	$24,000	100%	$24,000	100%	$24,000	100%
Preferred J Dividends
Ordinary income	$8,415	68%	$-	-	$6,930	56%
Capital gain	3,960	32%	12,375	100%	5,445	44%
	$12,375	100%	$12,375	100%	$12,375	100%
Preferred K Dividends
Ordinary income	$6,694	68%	$-	-	$5,513	56%
Capital gain	3,150	32%	9,844	100%	4,331	44%
	$9,844	100%	$9,844	100%	$9,844	100%
Common Dividends
Ordinary income	$263,892	62%	$-	-	$132,498	36%
Capital gain	127,689	30%	394,400	100%	103,054	28%
Return of capital	34,050	8%	-	-	132,498	36%
	$425,631	100%	$394,400	100%	$368,050	100%
Total dividends distributed for tax purposes	$471,850		$454,036		$426,344

For the years ended December 31, 2016, 2015 and 2014 cash dividends paid for tax purposes were equivalent to, or in excess of, the dividends paid deduction.

Taxable REIT Subsidiaries and Taxable Entities

The Company is subject to federal, state and local income taxes on income reported through its TRS activities, which include wholly-owned subsidiaries of the Company. The Company’s TRSs included KRS, FNC Realty Corporation, Kimco Insurance Company (collectively “KRS Consolidated”) and the consolidated entity, Blue Ridge Real Estate Company/Big Boulder Corporation. As part of the Company’s overall strategy to simplify its business model, the Company merged KRS, a TRS holding REIT-qualifying real estate and the Company’s investment in Albertsons, into a wholly-owned LLC and KRS was dissolved effective August 1, 2016. Any non-REIT-qualifying assets or activities received by the Company in the Merger were transferred to a newly formed TRS, Kimco Realty Services II, Inc.

The Company is also subject to local non-U.S. taxes on certain investments located outside the U.S.  In general, under local country law applicable to the entity ownership structures the Company has in place and applicable tax treaties, the repatriation of cash to the Company from its subsidiaries and joint ventures in Canada, Puerto Rico and Mexico generally is not subject to withholding tax. The Company is subject to and includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiary. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s pre-tax book (loss)/income and benefit/(provision) for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2016, 2015 and 2014, are summarized as follows (in thousands):

	2016	2015	2014
(Loss)/income before income taxes – U.S.	$(23,810)	$23,729	$22,176
Benefit/(provision) for income taxes, net:
Federal:
Current	2,199	(638)	(522)
Deferred	(45,097)	(7,355)	(7,156)
Federal tax provision	(42,898)	(7,993)	(7,678)
State and local:
Current	1,057	(2,535)	(165)
Deferred	(8,812)	(1,474)	(1,223)
State tax provision	(7,755)	(4,009)	(1,388)
Total tax provision – U.S.	(50,653)	(12,002)	(9,066)
Net (loss)/income from U.S. taxable REIT subsidiaries	$(74,463)	$11,727	$13,110

Income before taxes – Non-U.S.	$138,253	$381,999	$116,184
(Provision)/benefit for Non-U.S. income taxes:
Current (1)	$(24,393)	$(58,365)	$(18,131)
Deferred	(3,537)	4,331	(6,749)
Non-U.S. tax provision	$(27,930)	$(54,034)	$(24,880)

(1)	For the years ended December 31, 2016 and 2015 includes $24.9 million and $53.5 million, respectively, in expense related to the sale of interests in properties located in Canada.

(Provision)/ benefit differ from the amounts computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

	2016	2015	2014
Federal provision at statutory tax rate (35%) (1)	$(47,155)	$(8,304)	$(7,762)
State and local provision, net of federal benefit (2)	(3,498)	(3,698)	(1,304)
Total tax provision – U.S.	$(50,653)	$(12,002)	$(9,066)

(1) For the year ended December 31, 2016, includes a $55.6 million charge related to the recording of a deferred tax valuation allowance.

(2) For the year ended December 31, 2016, includes a $7.9 million charge related to the recording of a deferred tax valuation allowance.

Deferred Tax Assets, Liabilities and Valuation Allowances

The Company’s deferred tax assets and liabilities at December 31, 2016 and 2015, were as follows (in thousands):

	2016	2015
Deferred tax assets:
Tax/GAAP basis differences	$63,167	$49,601
Net operating losses (1)	44,833	40,100
Related party deferred losses	952	1,549
Tax credit carryforwards (2)	5,368	5,304
Capital loss carryforwards	3,659	4,593
Charitable contribution carryforwards	35	22
Non-U.S. tax/GAAP basis differences	513	4,555
Valuation allowance – U.S.	(95,126)	(25,045)
Valuation allowance – Non-U.S.	-	(2,860)
Total deferred tax assets	23,401	77,819
Deferred tax liabilities – U.S.	(19,599)	(19,326)
Deferred tax liabilities – Non-U.S.	(559)	(3,493)
Net deferred tax assets	$3,243	$55,000

(1)	Expiration dates ranging from 2021 to 2033.
(2)	Expiration dates ranging from 2027 to 2034 and includes alternative minimum tax credit carryovers of $3.1 million that do not expire.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The major differences between the GAAP basis of accounting and the basis of accounting used for federal and state income tax reporting consist of impairment charges recorded for GAAP purposes, but not recognized for tax purposes, depreciation and amortization, rental revenue recognized on the straight line method for GAAP, reserves for doubtful accounts, differences in GAAP and tax basis of assets sold, and the period in which certain gains were recognized for tax purposes, but not yet recognized under GAAP.

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2016 and 2015. Operating losses and the valuation allowance are related primarily to the Company’s consolidation of its taxable REIT subsidiaries for accounting and reporting purposes. For the tax year ended August 1, 2016, KRS Consolidated produced $20.6 million of taxable income and utilized $20.6 million of its $44.0 million of available net operating loss carryovers. For the year ended December 31, 2015, KRS Consolidated produced $19.7 million of taxable income and utilized $19.7 million of its $70.3 million of available net operating loss carryovers.

Under GAAP a reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result of the Merger, the Company determined that the realization of $63.5 million of its net deferred tax assets was not deemed more likely than not and as such, the Company recorded a full valuation allowance against these net deferred tax assets that existed at the time of the Merger.

The Company prepared an analysis of the tax basis built-in tax gain or built-in loss inherent in each asset acquired from KRS in the Merger. Assets of a TRS that become REIT assets in a merger transaction of the type entered into by the Company and KRS are subject to corporate tax on the aggregate net built-in gain (built-in gains in excess of built-in losses) during a recognition period. Accordingly, the Company is subject to corporate-level taxation on the aggregate net built-in gain from the sale of KRS assets within 60 months from the Merger date (the recognition period). The maximum taxable amount with respect to all merged assets disposed within 60 months of the Merger is limited to the aggregate net built-in gain at the Merger date. The Company compared fair value to tax basis for each property or asset to determine its built-in gain (value over basis) or built-in loss (basis over value) which could be subject to corporate level taxes if the Company disposed of the asset previously held by KRS during the 60 months following the Merger date. In the event that sales of KRS assets during the recognition period result in corporate level tax, the unrecognized tax benefits reported as deferred tax assets from KRS will be utilized to reduce the corporate level tax for GAAP purposes.

Uncertain Tax Positions

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico. The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities. The Company is currently under audit by the Canadian Revenue Agency and Mexican Tax Authority. The resolution of these audits are not expected to have a material effect on the Company’s financial statements. The Company does not believe that the total amount of unrecognized tax benefits as of December 31, 2016, will significantly increase or decrease within the next 12 months.

The liability for uncertain tax benefits principally consists of estimated foreign, federal and state income tax liabilities in years for which the statute of limitations is open. Open years range from 2010 through 2016 and vary by jurisdiction and issue. The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Balance at January 1,	$4,263	$4,649
Increases for tax positions related to current year	41	1,084
Increase for tax position due to ASU 2013-11	4,930	-
Decreases relating to settlements with taxing authorities	(2,000)	-
Reductions due to lapsed statute of limitations	(2,272)	(1,470)
Balance at December 31,	$4,962	$4,263

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company previously had unrecognized tax benefits reported as deferred tax assets primarily related to book to tax timing differences for depreciation expense on its Canadian real estate operating properties. With respect to the Company’s uncertain tax positions in Canada and in accordance with ASU 2013-11 "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," (“ASU 2013-11”), the uncertain tax position liabilities in Canada were netted against these deferred tax assets. As of December 31, 2016, the Company, due to the sale of certain operating real estate properties in Canada, no longer had these related deferred tax assets to net against the related deferred tax liability and thus, the amount of its liability increased for uncertain tax positions associated with its Canadian operations. As of December 31, 2016, the Company’s Canadian uncertain tax positions aggregated $4.9 million.

The Company and its subsidiaries had been under audit by the U.S. Internal Revenue Service (“IRS”) with respect to taxable years 2004-2009. The IRS proposed, pursuant to Section 482 of the Code, to disallow a capital loss claimed by KRS on the disposition of common shares of Valad Property Ltd., an Australian publicly listed company, and to assert a 100 percent “penalty” tax on the Company pursuant to Section 857(b)(7) of the Code in the amount of $40.9 million with respect to its 2009 taxable year. In 2016, the Company and its subsidiaries favorably settled all matters relating to the audit, agreeing to a net refund of $0.1 million. In connection with this favorable settlement, the Company released its uncertain tax position liability of $2.0 million.

In August 2016, the Mexican Tax Authority issued tax assessments for various wholly-owned entities of the Company that had previously held interests in operating properties in Mexico. These assessments relate to certain interest expense and withholding tax items subject to the United States-Mexico Income Tax Convention (the “Treaty”). The assessments are for the 2010 tax year and include amounts for taxes aggregating $33.7 million, interest aggregating $16.5 million and penalties aggregating $11.4 million. The Company believes that it has operated in accordance with the Treaty provisions and has therefore concluded that no amounts are payable with respect to this matter. The Company has submitted appeals for these assessments and the U.S. Competent Authority (Department of Treasury) is representing the Company regarding this matter with the Mexican Competent Authority. The Company intends to vigorously defend its position and believes it will prevail, however this outcome cannot be assured.

23. Accumulated Other Comprehensive Income:

The following table displays the change in the components of AOCI for the years ended December 31, 2016 and 2015:

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Unrealized Gain/(Loss) on Interest Rate Swaps	Total
Balance as of January 1, 2016	$6,616	$398	$(1,426)	$5,588
Other comprehensive income before reclassifications	(281)	8	451	178
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income	(281)	8	451	178
Balance as of December 31, 2016	$6,335	$406	$(975)	$5,766

	Foreign Currency Translation Adjustments		Unrealized Gains on Available-for- Sale Investments		Unrealized Gain/(Loss) on Interest Rate Swaps	Total
Balance as of January 1, 2015	$329		$46,197		$(1,404)	$45,122
Other comprehensive income before reclassifications	(12,493)		(5,946)		(22)	(18,461)
Amounts reclassified from AOCI	18,780	(1)	(39,853	)(2)	-	(21,073)
Net current-period other comprehensive income	6,287		(45,799)		(22)	(39,534)
Balance as of December 31, 2015	$6,616		$398		$(1,426)	$5,588

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

At December 31, 2016, the Company had a net $6.3 million of unrealized cumulative foreign currency translation adjustment (“CTA”) gains relating to its foreign entity investments in Canada. CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under U.S. GAAP, the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2015, the Company began selling properties within its Canadian portfolio and as such, the Company may, in the near term, substantially liquidate its remaining investment in Canada, which will require the then unrealized gain on foreign currency translation to be recognized as a benefit to earnings.

24.  Supplemental Financial Information:

The following represents the quarterly results of income, expressed in thousands except per share amounts, for each quarter during the years 2016 and 2015:

	2016 (Unaudited)
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Revenues from rental properties	$293,091	$287,115	$279,286	$292,909
Net income/(loss) attributable to the Company	$140,713	$203,409	$(43,545)	$78,273

Net income/(loss) per common share:
Basic	$0.31	$0.46	$(0.13)	$0.16
Diluted	$0.31	$0.46	$(0.13)	$0.16

	2015 (Unaudited)
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Revenues from rental properties	$275,506	$289,080	$283,387	$296,501
Net income attributable to the Company	$310,342	$127,000	$77,572	$379,201

Net income per common share:
Basic	$0.72	$0.27	$0.15	$0.87
Diluted	$0.71	$0.27	$0.15	$0.87

25.  Captive Insurance Company:

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

From October 1, 2007 through October 1, 2017, KIC assumes 100% of the first $250,000 per occurrence risk layer. This coverage is subject to annual aggregates ranging between $7.8 million and $11.5 million per policy year. The annual aggregate is adjustable based on the amount of audited square footage of the insureds’ locations and can be adjusted for subsequent program years. Defense costs erode the stated policy limits. KIC is required to pay the reinsurance provider for unallocated loss adjustment expenses an amount ranging between 9.5% and 12.2% of incurred losses for the policy periods ending September 30, 2008 through September 30, 2017. These amounts do not erode the Company’s per occurrence or aggregate limits.

As of December 31, 2016 and 2015, the Company maintained a letter of credit in the amount of $23.0 million issued in favor of the reinsurance provider to provide security for the Company’s obligations under its agreement with the reinsurance provider. The letter of credit maintained as of December 31, 2016, has an expiration date of February 15, 2018, with automatic renewals for one year.

Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2016 and 2015, is summarized as follows (in thousands):

	2016	2015
Balance at the beginning of the year	$20,046	$18,078
Incurred related to:
Current year	6,247	7,469
Prior years	(67)	652
Total incurred	6,180	8,121
Paid related to:
Current year	(962)	(1,214)
Prior years	(5,749)	(4,939)
Total paid	(6,711)	(6,153)
Balance at the end of the year	$19,515	$20,046

For the years ended December 31, 2016 and 2015, the changes in estimates in insured events in the prior years, incurred losses and loss adjustment expenses resulted in a decrease of $0.1 million and an increase of $0.7 million, respectively, which was primarily due to continued regular favorable loss development on the general liability coverage assumed.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2016
Allowance for uncollectable accounts	$13,918	$5,249	$-	$(6,894)	$12,273
Allowance for deferred tax asset	$27,905	$-	$67,221	$-	$95,126

Year Ended December 31, 2015
Allowance for uncollectable accounts	$10,368	$7,333	$-	$(3,783)	$13,918
Allowance for deferred tax asset	$34,302	$-	$(6,397)	$-	$27,905

Year Ended December 31, 2014
Allowance for uncollectable accounts	$10,771	$3,886	$-	$(4,289)	$10,368
Allowance for deferred tax asset	$63,712	$-	$(29,410)	$-	$34,302

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2016

	INITIAL COST							TOTAL COST,
		BUILDING	SUBSEQUENT		BUILDING		ACCUMULATED	NET OF ACCUMULATED		DATE OF	DATE OF
	LAND	& IMPROVEMENT	TO ACQUISITION	LAND	& IMPROVEMENT	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION(A)	CONSTRUCTION(C)
KEY BANK BUILDING	1,500,000	40,486,755	(12,256,024)	672,719	29,058,012	29,730,731	18,250,563	11,480,168	-	2006
THE GROVE	18,951,763	6,403,809	2,321,874	6,793,454	20,883,992	27,677,446	6,572,921	21,104,525	-		2007
EL MIRAGE	6,786,441	503,987	130,064	6,786,441	634,051	7,420,492	73,155	7,347,337	-		2008
TALAVI TOWN CENTER	8,046,677	17,291,542	394,536	8,046,677	17,686,078	25,732,755	10,390,068	15,342,687	-	2007
MESA PAVILIONS NORTH	6,060,018	35,955,005	24,517	6,060,018	35,979,522	42,039,540	7,909,208	34,130,332	-	2009
MESA RIVERVIEW	15,000,000	-	139,963,982	307,992	154,655,990	154,963,982	48,059,971	106,904,011	-		2005
MESA PAVILLIONS - SOUTH	-	148,508	99,649	-	248,157	248,157	96,454	151,703	-	2011
METRO SQUARE	4,101,017	16,410,632	1,249,341	4,101,017	17,659,973	21,760,990	8,377,898	13,383,092	-	1998
HAYDEN PLAZA NORTH	2,015,726	4,126,509	5,114,019	2,015,726	9,240,528	11,256,254	4,030,084	7,226,170	-	1998
PLAZA DEL SOL	5,324,502	21,269,943	2,164,169	4,577,870	24,180,744	28,758,614	8,268,728	20,489,886	-	1998
PLAZA @ MOUNTAINSIDE	2,450,341	9,802,046	1,809,711	2,450,341	11,611,757	14,062,098	5,707,659	8,354,439	-	1997
VILLAGE CROSSROADS	5,662,554	24,981,223	607,424	5,662,554	25,588,647	31,251,201	4,248,058	27,003,143	-	2011
NORTH VALLEY	6,861,564	18,200,901	6,140,408	3,861,272	27,341,601	31,202,873	4,277,047	26,925,826	-	2011
CHRISTOWN SPECTRUM	33,831,349	91,004,070	12,655,279	76,638,512	60,852,186	137,490,698	5,027,963	132,462,735	63,919,515	2015
ASANTE RETAIL CENTER	8,702,635	3,405,683	2,866,807	11,039,471	3,935,654	14,975,125	422,495	14,552,630	-		2004
SURPRISE SPECTRUM	4,138,760	94,572	1,035	4,138,760	95,607	4,234,367	11,331	4,223,036	-		2008
BELL CAMINO CENTER	2,427,465	6,439,065	209,620	2,427,465	6,648,685	9,076,150	1,662,105	7,414,045	-	2012
COLLEGE PARK SHOPPING CENTER	3,276,952	7,741,323	937,255	3,276,952	8,678,578	11,955,530	2,032,716	9,922,814	-	2011
COSTCO PLAZA - 541	4,995,639	19,982,557	454,041	4,995,639	20,436,598	25,432,237	9,919,333	15,512,904	-	1998
BROOKHURST CENTER	10,492,714	31,357,513	-	10,492,715	31,357,512	41,850,227	170,330	41,679,897	-	2016
LAKEWOOD PLAZA	1,294,176	3,669,266	(90,654)	-	4,872,788	4,872,788	1,253,991	3,618,797	-	2014
MADISON PLAZA	5,874,396	23,476,190	2,639,269	5,874,395	26,115,460	31,989,855	11,883,068	20,106,787	-	1998
BROADWAY PLAZA - 544	6,460,743	25,863,153	12,015,147	6,460,743	37,878,300	44,339,043	15,834,816	28,504,227	-	1998
CORONA HILLS PLAZA	13,360,965	53,373,453	7,747,951	13,360,965	61,121,404	74,482,369	30,140,783	44,341,586	-	1998
280 METRO CENTER	38,734,566	94,903,404	978,329	38,734,567	95,881,732	134,616,299	8,594,553	126,021,746	-	2015
LABAND VILLAGE SHOPPING CENTER	5,600,000	13,289,347	161,263	5,607,237	13,443,373	19,050,610	7,224,966	11,825,644	8,089,040	2008
CUPERTINO VILLAGE	19,886,099	46,534,919	21,651,908	19,886,099	68,186,827	88,072,926	18,539,471	69,533,455	-	2006
NORTH COUNTY PLAZA	10,205,305	28,934,219	(1,428,787)	20,894,811	16,815,926	37,710,737	2,511,204	35,199,533	-	2014
CHICO CROSSROADS	9,975,810	30,534,524	1,278,945	9,985,651	31,803,628	41,789,279	8,872,060	32,917,219	-	2008
CHICO EAST & ESPLANADE(RALEYS)	2,508,716	12,886,184	(1,312,384)	2,284,856	11,797,660	14,082,516	687,471	13,395,045	3,994,238	2015
CORONA HILLS MARKETPLACE	9,727,446	24,778,390	667,593	9,727,446	25,445,983	35,173,429	8,199,536	26,973,893	-	2007
RIVER PARK CROSSING	4,324,000	18,018,653	1,136,480	4,324,000	19,155,133	23,479,133	3,859,696	19,619,437	-	2009
CREEKSIDE CENTER	3,870,823	11,562,580	-	3,870,823	11,562,580	15,433,403	62,601	15,370,802	-	2016
GOLD COUNTRY CENTER	3,272,212	7,864,878	29,687	3,278,290	7,888,487	11,166,777	3,425,408	7,741,369	-	2008
LA MIRADA THEATRE CENTER	8,816,741	35,259,965	(3,469,732)	6,888,680	33,718,294	40,606,974	14,838,975	25,767,999	-	1998
KENNETH HAHN PLAZA	4,114,863	7,660,855	880,557	4,114,863	8,541,412	12,656,275	3,046,335	9,609,940	-	2010
LA VERNE TOWN CENTER	8,414,328	23,856,418	10,840,420	16,362,169	26,748,997	43,111,166	2,401,901	40,709,265	-	2014
LINCOLN HILLS TOWN CENTER	8,228,587	26,127,322	28,378	8,228,586	26,155,701	34,384,287	2,281,415	32,102,872	24,416,451	2015
NOVATO FAIR S.C.	9,259,778	15,599,790	723,259	9,259,778	16,323,049	25,582,827	5,779,281	19,803,546	-	2009
SOUTH NAPA MARKET PLACE	1,100,000	22,159,086	20,615,121	23,119,071	20,755,136	43,874,207	9,867,595	34,006,612	-	2006
PLAZA DI NORTHRIDGE	12,900,000	40,574,842	892,428	12,900,000	41,467,270	54,367,270	14,601,761	39,765,509	-	2005
LINDA MAR SHPPING CENTER	16,548,592	37,521,194	1,418,767	16,548,592	38,939,961	55,488,553	5,972,288	49,516,265	-	2014
POWAY CITY CENTRE	5,854,585	13,792,470	8,378,985	7,247,813	20,778,227	28,026,040	8,030,783	19,995,257	-	2005
REDWOOD CITY PLAZA	2,552,000	6,215,168	5,900,877	2,552,000	12,116,045	14,668,045	1,083,976	13,584,069	-	2009
STANFORD RANCH	10,583,764	30,007,231	(1,670,000)	9,982,626	28,938,369	38,920,995	2,938,618	35,982,377	14,751,853	2014
TYLER STREET PLAZA	3,020,883	7,811,339	(12,456)	3,200,516	7,619,250	10,819,766	2,612,860	8,206,906	-	2008
CROCKER RANCH	7,526,146	24,877,611	16,984	7,526,146	24,894,595	32,420,741	1,545,850	30,874,891	11,237,112	2015
HOME DEPOT PLAZA	4,592,364	18,345,258	-	4,592,365	18,345,257	22,937,622	8,870,544	14,067,078	-	1998
SANTEE TROLLEY SQUARE	40,208,683	62,963,757	535,614	40,208,683	63,499,371	103,708,054	13,018,268	90,689,786	-	2015
SAN/DIEGO CARMEL MOUNTAIN	5,322,600	8,873,991	88,334	5,322,600	8,962,325	14,284,925	2,125,865	12,159,060	-	2009
FULTON MARKET PLACE	2,966,018	6,920,710	1,237,558	2,966,018	8,158,268	11,124,286	2,988,086	8,136,200	-	2005
MARIGOLD SHOPPING CENTER	15,300,000	25,563,978	4,183,111	15,300,000	29,747,089	45,047,089	14,620,807	30,426,282	-	2005
CANYON SQUARE PLAZA	2,648,112	13,876,095	978,581	2,648,112	14,854,676	17,502,788	2,484,006	15,018,782	-	2013
BLACK MOUNTAIN VILLAGE	4,678,015	11,913,344	684,763	4,678,014	12,598,108	17,276,122	4,228,513	13,047,609	-	2007
RANCHO PENASQUITOS TOWNE CTR I	14,851,595	20,342,165	304,024	14,851,595	20,646,189	35,497,784	1,745,657	33,752,127	14,384,811	2015
RANCHO PENASQUITOS TWN CTR. II	12,944,972	20,323,961	177,977	12,944,972	20,501,938	33,446,910	1,794,662	31,652,248	11,038,466	2015
CITY HEIGHTS	10,687,472	28,324,896	(752,643)	13,908,563	24,351,162	38,259,725	2,778,412	35,481,313	-	2012
TRUCKEE CROSSROADS	2,140,000	8,255,753	1,146,729	2,140,000	9,402,482	11,542,482	5,382,067	6,160,415	2,340,536	2006
GATEWAY AT DONNER PASS	4,515,688	8,318,667	226,813	4,515,688	8,545,480	13,061,168	997,166	12,064,002	2,719,649	2015
WESTLAKE SHOPPING CENTER	16,174,307	64,818,562	99,467,618	16,174,307	164,286,180	180,460,487	48,298,485	132,162,002	-	2002
LAKEWOOD VILLAGE	8,597,100	24,374,615	(1,241,442)	11,683,364	20,046,909	31,730,273	2,648,966	29,081,307	-	2014
SAVI RANCH	7,295,646	29,752,511	126,568	7,295,646	29,879,079	37,174,725	4,753,605	32,421,120	-	2012
VILLAGE ON THE PARK	2,194,463	8,885,987	9,224,144	3,018,391	17,286,203	20,304,594	5,791,482	14,513,112	-	1998
QUINCY PLACE S.C.	1,148,317	4,608,249	1,611,804	1,148,318	6,220,052	7,368,370	2,869,681	4,498,689	-	1998
EAST BANK S.C.	1,500,568	6,180,103	1,873,781	1,500,568	8,053,884	9,554,452	3,620,475	5,933,977	-	1998
NORTHRIDGE SHOPPING CENTER	4,932,690	16,496,176	1,722,954	8,934,385	14,217,435	23,151,820	1,758,919	21,392,901	-	2013
SPRING CREEK S.C.	1,423,260	5,718,813	(1,654,650)	603,270	4,884,153	5,487,423	3,549,720	1,937,703	-	1998
DENVER WEST 38TH STREET	161,167	646,983	69	161,167	647,052	808,219	313,795	494,424	-	1998
ENGLEWOOD PLAZA	805,837	3,232,650	442,081	805,836	3,674,732	4,480,568	1,798,011	2,682,557	-	1998
FORT COLLINS S.C.	1,253,497	7,625,278	1,599,607	1,253,496	9,224,886	10,478,382	3,647,392	6,830,990	-	2000
GREELEY COMMONS	3,313,095	20,069,559	104,137	3,313,095	20,173,696	23,486,791	3,605,618	19,881,173	-	2012
HIGHLANDS RANCH VILLAGE S.C.	8,135,427	21,579,936	(659,420)	5,337,081	23,718,862	29,055,943	3,641,248	25,414,695	-	2011
VILLAGE CENTER WEST	2,010,519	8,361,085	60,687	2,010,520	8,421,771	10,432,291	1,248,737	9,183,554	5,503,328	2011
HIGHLANDS RANCH II	3,514,837	11,755,916	204,961	3,514,837	11,960,877	15,475,714	2,272,093	13,203,621	-	2013
HIGHLANDS RANCH PARCEL	1,140,000	2,660,000	64,239	1,140,000	2,724,239	3,864,239	120,726	3,743,513	-	2014
HERITAGE WEST S.C.	1,526,576	6,124,074	1,126,064	1,526,576	7,250,138	8,776,714	3,320,154	5,456,560	-	1998
MARKET AT SOUTHPARK	9,782,769	20,779,522	264,140	9,782,769	21,043,662	30,826,431	3,881,881	26,944,550	-	2011
NEWTOWN S.C.	-	15,635,442	-	-	15,635,442	15,635,442	1,421,090	14,214,352	8,502,201	2014
WEST FARM SHOPPING CENTER	5,805,969	23,348,024	14,403,752	7,585,116	35,972,629	43,557,745	13,063,627	30,494,118	-	1998
HAMDEN MART	13,668,167	40,890,166	-	13,668,167	40,890,166	54,558,333	221,050	54,337,283	22,404,073	2016
HOME DEPOT PLAZA	7,704,968	30,797,640	2,712,557	7,704,968	33,510,197	41,215,165	13,564,341	27,650,824	-	1998
WILTON RIVER PARK SHOPPING CTR	7,154,585	27,509,279	(224,537)	7,154,585	27,284,742	34,439,327	3,581,639	30,857,688	-	2012
BRIGHT HORIZONS	1,211,748	4,610,610	9,499	1,211,748	4,620,109	5,831,857	684,714	5,147,143	-	2012
WILTON CAMPUS	10,168,872	31,893,016	254,233	10,168,872	32,147,249	42,316,121	6,500,963	35,815,158	-	2013
CAMDEN SQUARE	122,741	66,738	4,309,722	3,024,375	1,474,826	4,499,201	155,208	4,343,993	-	2003
PROMENADE AT CHRISTIANA	14,371,686	-	11,148,877	25,520,563	-	25,520,563	-	25,520,563	-		2014
BRANDYWINE COMMONS	-	36,057,487	(505,731)	-	35,551,756	35,551,756	3,276,507	32,275,249	-	2014
CAMINO SQUARE	573,875	2,295,501	2,665,024	733,875	4,800,525	5,534,400	3,636,784	1,897,616	-	1992
BONITA GRANDE CROSSINGS	3,370,941	8,179,481	52,500	3,370,941	8,231,981	11,602,922	668,033	10,934,889	-	2015
HOLLYWOOD VIDEO BONITA GRANDE	341,958	771,935	-	341,958	771,935	1,113,893	68,673	1,045,220	-	2015
CORAL SQUARE PROMENADE	710,000	2,842,907	3,993,496	710,000	6,836,403	7,546,403	3,565,857	3,980,546	-	1994
MAPLEWOOD PLAZA	1,649,000	6,626,301	1,161,119	1,649,000	7,787,420	9,436,420	3,541,619	5,894,801	-	1997
CURLEW CROSSING SHOPPING CTR	5,315,955	12,529,467	2,107,472	5,315,954	14,636,940	19,952,894	5,461,751	14,491,143	-	2005
SHOPS AT SANTA BARBARA PHASE 1	743,463	5,373,994	-	743,463	5,373,994	6,117,457	462,609	5,654,848	-	2015
SHOPS AT SANTA BARBARA PHASE 2	331,692	2,488,832	-	331,692	2,488,832	2,820,524	200,524	2,620,000	-	2015
SHOPS AT SANTA BARBARA PHASE 3	329,726	2,358,700	(12,082)	329,726	2,346,618	2,676,344	217,112	2,459,232	-	2015
CORAL POINTE S.C.	2,411,608	20,507,735	(25,164)	2,411,608	20,482,571	22,894,179	1,580,664	21,313,515	-	2015
PUBLIX AT ADDISON	3,211,156	6,747,895	-	3,211,156	6,747,895	9,959,051	350,697	9,608,354	-	2015
ADDISON CENTER PROF.BUILDING	802,789	1,310,012	(45,779)	802,789	1,264,233	2,067,022	75,322	1,991,700	-	2015
DANIA POINTE	105,113,024	-	2,000,000	107,113,024	-	107,113,024	-	107,113,024	-	2016
FT.LAUDERDALE/CYPRESS CREEK	14,258,760	28,042,390	2,415,038	14,258,760	30,457,428	44,716,188	9,171,140	35,545,048	-	2009
HOMESTEAD-WACHTEL LAND LEASE	150,000	-	-	150,000	-	150,000	-	150,000	-	2013
OAKWOOD PLAZA NORTH	35,300,961	141,731,019	-	35,300,961	141,731,019	177,031,980	4,333,815	172,698,165	100,000,000	2016
OAKWOOD PLAZA SOUTH	11,126,610	40,592,103	-	11,126,610	40,592,103	51,718,713	1,487,871	50,230,842	-	2016
OAKWOOD BUSINESS CTR-BLDG 1	6,792,500	18,662,565	3,027,668	6,792,500	21,690,233	28,482,733	5,592,134	22,890,599	-	2009
AMELIA CONCOURSE	7,600,000	-	2,508,435	676,791	9,431,644	10,108,435	2,819,327	7,289,108	-		2003
KIMCO AVENUES WALK, LLC	26,984,546	-	47,260,955	29,784,056	44,461,445	74,245,501	63,344	74,182,157	-		2005
DUVAL STATION S.C.	1,807,792	11,863,692	114,840	1,807,792	11,978,532	13,786,324	828,285	12,958,039	-	2015
RIVERPLACE SHOPPING CTR.	7,503,282	31,011,027	1,375,379	7,200,050	32,689,638	39,889,688	8,655,946	31,233,742	-	2010
MERCHANTS WALK	2,580,816	10,366,090	6,496,524	2,580,816	16,862,614	19,443,430	7,283,589	12,159,841	-	2001
WAL-MART PLAZA	293,686	792,119	1,726,636	293,686	2,518,755	2,812,441	2,210,865	601,576	-		1968
LEESBURG SHOPS	-	171,636	193,651	-	365,287	365,287	365,287	-	-		1969
TRI-CITY PLAZA	2,832,296	11,329,185	19,606,325	2,832,296	30,935,510	33,767,806	2,730,210	31,037,596	-	1992
FT LAUDERDALE #1, FL	1,002,733	2,602,415	12,831,516	1,774,443	14,662,221	16,436,664	9,613,856	6,822,808	-		1974
LAKE WALES S.C.	601,052	-	-	601,052	-	601,052	-	601,052	-	2009
NASA PLAZA	-	1,754,000	2,653,265	-	4,407,265	4,407,265	3,243,997	1,163,268	-		1968
GROVE GATE S.C.	365,893	1,049,172	1,207,100	365,893	2,256,272	2,622,165	1,959,640	662,525	-		1968
CHEVRON OUTPARCEL	530,570	1,253,410	-	530,570	1,253,410	1,783,980	334,762	1,449,218	-	2010
IVES DAIRY CROSSING	732,914	4,080,460	11,065,138	732,914	15,145,598	15,878,512	9,101,199	6,777,313	-	1985
MILLER ROAD S.C.	1,138,082	4,552,327	4,535,416	1,138,082	9,087,743	10,225,825	5,760,824	4,465,001	-	1986
TRI-CITIES SHOPPING PLAZA	1,011,000	4,062,890	3,190,909	1,011,000	7,253,799	8,264,799	596,772	7,668,027	-	1997
KENDALE LAKES PLAZA	18,491,461	28,496,001	(2,055,786)	15,362,227	29,569,449	44,931,676	6,605,625	38,326,051	-	2009
PLANTATION CROSSING	7,524,800	-	(5,003,280)	2,008,617	512,903	2,521,520	91,054	2,430,466	-		2005
CENTRE OF MERRITT	1,806,275	9,592,435	-	1,806,275	9,592,435	11,398,710	623,343	10,775,367	-	2015
MILLER WEST PLAZA	6,725,660	10,661,420	-	6,725,660	10,661,420	17,387,080	774,598	16,612,482	-	2015
CORSICA SQUARE S.C.	7,225,100	10,757,386	112,000	7,225,100	10,869,386	18,094,486	918,110	17,176,376	10,840,743	2015
MILTON, FL	1,275,593	-	-	1,275,593	-	1,275,593	-	1,275,593	-	2007
FLAGLER PARK	26,162,980	80,737,041	3,482,952	26,725,480	83,657,493	110,382,973	20,442,791	89,940,182	-	2007
PARK HILL PLAZA	10,763,612	19,264,248	187,262	10,763,612	19,451,510	30,215,122	3,784,223	26,430,899	-	2011
WINN DIXIE-MIAMI	2,989,640	9,410,360	(51,872)	3,544,297	8,803,831	12,348,128	677,157	11,670,971	-	2013
MARATHON SHOPPING CENTER	2,412,929	8,069,450	1,013,493	1,514,731	9,981,141	11,495,872	1,112,710	10,383,162	-	2013
SODO S.C.	-	68,139,271	8,283,273	142,195	76,280,349	76,422,544	16,306,907	60,115,637	-	2008
RENAISSANCE CENTER	9,104,379	36,540,873	14,913,118	9,122,758	51,435,612	60,558,370	17,171,361	43,387,009	-	1998
MILLENIA PLAZA PHASE II	7,711,000	20,702,992	1,650,193	7,698,200	22,365,985	30,064,185	7,880,425	22,183,760	-	2009
RIVERSIDE LANDINGS S.C.	3,512,202	14,439,668	96,924	3,512,202	14,536,592	18,048,794	1,012,519	17,036,275	-	2015
GRAND OAKS VILLAGE	7,409,319	19,653,869	(627,365)	5,846,339	20,589,484	26,435,823	3,451,536	22,984,287	-	2011
LOWES S.C.	1,620,203	-	40,689	954,876	706,016	1,660,892	125,514	1,535,378	-	2007
POMPANO POINTE S.C.	10,516,500	10,469,592	530,900	10,516,500	11,000,492	21,516,992	456,268	21,060,724	-	2012
UNIVERSITY TOWN CENTER	5,515,265	13,041,400	426,693	5,515,265	13,468,093	18,983,358	2,378,907	16,604,451	-	2011
PALM BEACH GARDENS	2,764,953	11,059,812	668,875	2,764,953	11,728,687	14,493,640	1,551,717	12,941,923	-	2009
OAK TREE PLAZA	-	917,360	1,562,941	-	2,480,301	2,480,301	1,264,152	1,216,149	-		1968
TUTTLEBEE PLAZA	254,961	828,465	2,142,270	254,961	2,970,735	3,225,696	2,193,861	1,031,835	-	2008
SOUTH MIAMI S.C.	1,280,440	5,133,825	3,121,059	1,280,440	8,254,884	9,535,324	4,254,038	5,281,286	-	1995
CARROLLWOOD COMMONS	5,220,445	16,884,228	2,339,166	5,220,445	19,223,394	24,443,839	8,996,615	15,447,224	-	1997
VILLAGE COMMONS SHOPPING CENT.	2,192,331	8,774,158	2,760,666	2,192,331	11,534,824	13,727,155	5,417,404	8,309,751	-	1998
MISSION BELL SHOPPING CENTER	5,056,426	11,843,119	8,634,466	5,067,033	20,466,978	25,534,011	6,509,898	19,024,113	-	2004
VILLAGE COMMONS S.C.	2,026,423	5,106,476	1,923,704	2,026,423	7,030,180	9,056,603	1,236,632	7,819,971	-	2013
BELMART PLAZA	1,656,097	3,394,420	5,585,602	1,656,097	8,980,022	10,636,119	403,154	10,232,965	-	2014
AUGUSTA SQUARE	1,482,564	5,928,122	2,007,334	1,482,564	7,935,456	9,418,020	4,260,861	5,157,159	-	1995
MARKET AT HAYNES BRIDGE	4,880,659	21,549,424	1,238,043	4,889,863	22,778,263	27,668,126	6,751,969	20,916,157	-	2008
EMBRY VILLAGE	18,147,054	33,009,514	908,584	18,160,525	33,904,627	52,065,152	17,260,605	34,804,547	-	2008
PERIMETER EXPO PROPERTY	14,770,275	44,295,457	-	14,770,275	44,295,457	59,065,732	477,748	58,587,984	40,983,821	2016
RIVERWALK MARKETPLACE	3,512,202	18,862,571	-	3,512,202	18,862,571	22,374,773	995,324	21,379,449	-	2015
VILLAGE SHOPPES-FLOWERY BRANCH	4,444,148	10,510,657	303,983	4,444,148	10,814,640	15,258,788	2,395,174	12,863,614	-	2011
LAWRENCEVILLE MARKET	8,878,266	29,691,191	(44,182)	9,060,436	29,464,839	38,525,275	4,125,715	34,399,560	-	2013
FIVE FORKS CROSSING	2,363,848	7,906,257	372,465	2,363,848	8,278,722	10,642,570	1,646,665	8,995,905	-	2013
BRAELINN VILLAGE	7,314,719	20,738,792	1,149,049	6,342,926	22,859,634	29,202,560	2,185,264	27,017,296	-	2014
SAVANNAH CENTER	2,052,270	8,232,978	3,599,399	2,052,270	11,832,377	13,884,647	6,520,291	7,364,356	-	1993
CHATHAM PLAZA	13,390,238	35,115,882	2,092,634	13,403,262	37,195,492	50,598,754	12,496,124	38,102,630	-	2008
CLIVE PLAZA	500,525	2,002,101	-	500,525	2,002,101	2,502,626	1,073,777	1,428,849	-	1996
DUBUQUE CENTER	-	2,152,476	239,217	-	2,391,693	2,391,693	1,516,782	874,911	-	1997
TREASURE VALLEY	6,501,240	-	(4,284,637)	1,110,530	1,106,073	2,216,603	127,733	2,088,870	-		2005
BLOOMINGTON COMMONS	805,521	2,222,353	4,494,864	805,521	6,717,217	7,522,738	4,816,390	2,706,348	-		1972
87TH STREET CENTER	-	2,687,046	8,092,727	6,992,648	3,787,125	10,779,773	2,284,313	8,495,460	-	1997
ELSTON CHICAGO	1,010,374	5,692,212	498,828	1,010,374	6,191,040	7,201,414	2,763,188	4,438,226	-	1997
DOWNERS PARK PLAZA	2,510,455	10,164,494	1,967,032	2,510,455	12,131,526	14,641,981	5,418,098	9,223,883	-	1999
DOWNERS PARK PLAZA	811,778	4,322,956	3,348,460	811,778	7,671,416	8,483,194	3,600,499	4,882,695	-	1997
TOWN & COUNTRY S.C.	842,555	2,108,674	2,767,311	500,927	5,217,613	5,718,540	3,320,591	2,397,949	-		1972
FAIRVIEW CITY CENTRE	-	11,866,880	12,943,654	1,900,000	22,910,534	24,810,534	1,853,323	22,957,211	-	1998
SHOPS AT KILDEER	5,259,542	28,141,501	2,486,761	5,259,542	30,628,262	35,887,804	4,422,498	31,465,306	-	2013
MOUNT PROSPECT CENTER	1,017,345	6,572,176	4,047,329	1,017,345	10,619,505	11,636,850	5,762,647	5,874,203	-	1997
MUNDELEIN SHOPPING CENTER	1,127,720	5,826,129	136,968	1,129,634	5,961,183	7,090,817	2,800,456	4,290,361	-	1998
MARKETPLACE OF OAKLAWN	-	678,668	108,483	-	787,151	787,151	714,718	72,433	-	1998
OAK LAWN CENTER	1,530,111	8,776,631	666,590	1,530,111	9,443,221	10,973,332	4,656,435	6,316,897	-	1997
22ND STREET PLAZA	1,527,188	8,679,108	4,081,004	1,527,188	12,760,112	14,287,300	5,611,968	8,675,332	-	1997
ROCKFORD CROSSINGS	4,575,990	11,654,022	(2,628,093)	3,816,080	9,785,839	13,601,919	3,208,253	10,393,666	-	2008
SKOKIE POINTE	-	2,276,360	9,487,443	2,628,440	9,135,363	11,763,803	3,686,787	8,077,016	-	1997
HAWTHORN HILLS SQUARE	6,783,928	33,033,624	4,028,883	6,783,928	37,062,507	43,846,435	6,266,665	37,579,770	19,375,231	2012
WOODGROVE FESTIVAL	5,049,149	20,822,993	5,130,768	4,805,866	26,197,044	31,002,910	12,562,704	18,440,206	-	1998
GROVE PARCEL	907,291	2,240,810	-	907,291	2,240,810	3,148,101	216,402	2,931,699	-	2016
WOODRIDGE PAD	702,757	1,746,223	-	702,757	1,746,223	2,448,980	81,704	2,367,276	-	2016
GREENWOOD S.C.	423,371	1,883,421	10,388,475	1,801,822	10,893,445	12,695,267	4,145,861	8,549,406	-		1970
SOUTH PARK S.C.	1,675,031	6,848,209	6,362,777	1,551,079	13,334,938	14,886,017	7,913,763	6,972,254	-	1993
CENTRE AT WESTBANK	9,554,230	24,401,082	1,070,226	9,329,880	25,695,658	35,025,538	8,296,073	26,729,465	18,533,743	2008
AMBASSADOR PLAZA	1,803,672	4,260,966	251,561	1,796,972	4,519,227	6,316,199	1,186,224	5,129,975	4,374,638	2010
EAST SIDE PLAZA	3,295,799	7,785,942	180,773	3,295,635	7,966,879	11,262,514	2,197,127	9,065,387	-	2010
ABINGTON PLAZA	10,457,183	494,652	-	10,457,183	494,652	10,951,835	89,429	10,862,406	4,387,721	2014
WASHINGTON ST.PLAZA	11,007,593	5,652,368	8,851,085	12,957,593	12,553,453	25,511,046	878,925	24,632,121	5,914,448	2014
MEMORIAL PLAZA	16,411,388	27,553,908	323,380	16,411,388	27,877,288	44,288,676	2,467,356	41,821,320	16,309,360	2014
MAIN ST. PLAZA	555,898	2,139,494	-	555,898	2,139,494	2,695,392	215,377	2,480,015	1,375,084	2014
MORRISSEY PLAZA	4,097,251	3,751,068	-	4,097,251	3,751,068	7,848,319	505,455	7,342,864	3,150,546	2014
GLENDALE SQUARE	4,698,891	7,141,090	133,070	4,698,891	7,274,160	11,973,051	920,547	11,052,504	5,647,196	2014
FALMOUTH PLAZA	2,361,071	13,065,817	334,684	2,361,071	13,400,501	15,761,572	1,276,155	14,485,417	7,946,761	2014
WAVERLY PLAZA	1,215,005	3,622,911	5,426	1,203,205	3,640,137	4,843,342	443,908	4,399,434	2,317,720	2014
BARRINGTON PLAZA S.C.	642,170	2,547,830	7,667,513	751,124	10,106,389	10,857,513	4,923,540	5,933,973	-	1994
FESTIVAL OF HYANNIS S.C.	15,038,197	40,682,853	948,247	15,038,197	41,631,100	56,669,297	5,524,945	51,144,352	-	2014
FELLSWAY PLAZA	5,300,388	11,013,543	92,558	5,300,388	11,106,101	16,406,489	1,145,971	15,260,518	6,742,131	2014
DEL ALBA PLAZA	3,163,033	8,967,874	19,995	3,163,033	8,987,869	12,150,902	665,099	11,485,803	7,942,609	2014
NORTH QUINCY PLAZA	6,332,542	17,954,110	(782,383)	3,894,436	19,609,833	23,504,269	1,591,805	21,912,464	-	2014
ADAMS PLAZA	2,089,363	3,226,648	248,359	2,089,363	3,475,007	5,564,370	307,934	5,256,436	1,870,765	2014
BROADWAY PLAZA	6,485,065	343,422	-	6,485,065	343,422	6,828,487	67,420	6,761,067	2,870,966	2014
SHREWSBURY S.C.	1,284,168	5,284,853	5,466,855	1,284,168	10,751,708	12,035,876	4,277,257	7,758,619	-	2000
VINNIN SQUARE PLAZA	5,545,425	16,324,060	(214,252)	5,545,425	16,109,808	21,655,233	2,032,293	19,622,940	9,173,706	2014
PARADISE PLAZA	4,183,038	12,194,885	536,224	4,183,038	12,731,109	16,914,147	1,470,800	15,443,347	8,865,650	2014
BELMONT PLAZA	11,104,983	848,844	-	11,104,983	848,844	11,953,827	112,244	11,841,583	5,237,954	2014
VINNIN SQUARE IN-LINE	582,228	2,094,560	(109,616)	582,228	1,984,944	2,567,172	196,341	2,370,831	-	2014
LINDEN PLAZA	4,628,215	3,535,431	437,334	4,628,215	3,972,765	8,600,980	555,369	8,045,611	3,527,131	2014
NORTH AVE. PLAZA	1,163,875	1,194,673	15,933	1,163,875	1,210,606	2,374,481	149,740	2,224,741	897,489	2014
WASHINGTON ST. S.C.	7,380,918	9,987,119	391,907	7,380,918	10,379,026	17,759,944	887,059	16,872,885	6,286,514	2014
MILL ST. PLAZA	4,195,024	6,203,410	205,071	4,195,024	6,408,481	10,603,505	821,636	9,781,869	4,110,675	2014
FULLERTON PLAZA	14,237,901	6,743,980	(352,777)	14,237,901	6,391,203	20,629,104	855,593	19,773,511	12,551,399	2014
GREENBRIER S.C.	8,891,468	30,304,760	(48,812)	8,891,468	30,255,948	39,147,416	2,842,793	36,304,623	12,488,817	2014
INGLESIDE S.C.	10,416,726	17,889,235	(156,601)	10,416,726	17,732,634	28,149,360	2,186,844	25,962,516	19,320,814	2014
ROLLING ROAD PLAZA	2,510,395	11,930,217	(82,994)	2,508,715	11,848,903	14,357,618	904,646	13,452,972	-	2015
SECURITY SQUARE SHOPPING CTR.	5,342,463	15,147,024	(3,355,446)	4,572,639	12,561,402	17,134,041	1,269,556	15,864,485	16,221,870	2014
WILKENS BELTWAY PLAZA	9,948,235	22,125,942	147,794	9,948,235	22,273,736	32,221,971	2,730,525	29,491,446	-	2014
YORK ROAD PLAZA	4,276,715	37,205,757	29,473	4,276,715	37,235,230	41,511,945	3,247,427	38,264,518	-	2014
PUTTY HILL PLAZA	4,192,152	11,112,111	456,319	4,192,152	11,568,430	15,760,582	2,153,516	13,607,066	-	2013
SNOWDEN SQUARE S.C.	1,929,402	4,557,934	5,155,349	3,326,422	8,316,263	11,642,685	1,213,234	10,429,451	-	2012
COLUMBIA CROSSING	3,612,550	34,344,509	159,554	3,612,550	34,504,063	38,116,613	2,323,495	35,793,118	-	2015
DORSEY'S SEARCH VILLAGE CENTER	6,321,963	27,996,087	(33,532)	6,321,963	27,962,555	34,284,518	1,673,230	32,611,288	-	2015
HICKORY RIDGE	7,183,646	26,947,776	469,483	7,183,646	27,417,259	34,600,905	2,333,408	32,267,497	-	2015
HICKORY RIDGE (SUNOCO)	543,197	2,122,234	-	543,197	2,122,234	2,665,431	174,802	2,490,629	-	2015
KINGS CONTRIVANCE	9,308,349	31,759,940	289,751	9,308,349	32,049,691	41,358,040	2,880,736	38,477,304	23,036,820	2014
HARPER'S CHOICE	8,429,284	18,373,994	246,478	8,429,284	18,620,472	27,049,756	1,475,298	25,574,458	-	2015
WILDE LAKE	1,468,038	5,869,862	22,579,270	2,577,073	27,340,097	29,917,170	8,351,586	21,565,584	-	2002
RIVERHILL VILLAGE CENTER	16,825,496	23,282,222	156,233	16,825,496	23,438,455	40,263,951	2,955,172	37,308,779	22,686,843	2014
OLD BRANCH PLAZA	39,779	130,716	2,026,165	121,747	2,074,913	2,196,660	246,706	1,949,954	-	2003
COLUMBIA CROSSING OUTPARCELS	1,279,200	2,870,800	13,977,613	4,597,200	13,530,413	18,127,613	1,993,683	16,133,930	-	2011
COLUMBIA CROSSING II SHOP.CTR.	3,137,628	19,868,075	2,625,989	3,137,628	22,494,064	25,631,692	3,667,910	21,963,782	-	2013
SHOPS AT DISTRICT HEIGHTS	8,165,638	21,970,661	(1,396,775)	7,298,215	21,441,309	28,739,524	754,538	27,984,986	14,005,190	2015
ENCHANTED FOREST S.C.	20,123,946	34,345,102	145,118	20,123,946	34,490,220	54,614,166	4,157,739	50,456,427	-	2014
SHOPPES AT EASTON	6,523,713	16,402,204	93,697	6,523,713	16,495,901	23,019,614	1,549,799	21,469,815	-	2014
VILLAGES AT URBANA	3,190,074	6,067	13,493,944	4,828,774	11,861,311	16,690,085	1,531,750	15,158,335	-	2003
GAITHERSBURG S.C.	244,890	6,787,534	384,231	244,890	7,171,765	7,416,655	3,110,363	4,306,292	-	1999
KENTLANDS MARKET SQUARE	20,167,048	84,615,052	-	20,167,048	84,615,052	104,782,100	1,569,436	103,212,664	34,521,793	2016
SHAWAN PLAZA	4,466,000	20,222,367	(1,451,885)	4,466,000	18,770,482	23,236,482	10,346,400	12,890,082	4,270,079	2008
LAUREL PLAZA	349,562	1,398,250	3,704,961	1,571,288	3,881,485	5,452,773	1,731,567	3,721,206	-	1995
LAUREL PLAZA	274,580	1,100,968	173,969	274,580	1,274,937	1,549,517	1,156,349	393,168	-		1972
NORTH EAST STATION	8,219,613	9,536,990	(4,446,037)	5,593,160	7,717,406	13,310,566	1,127,040	12,183,526	8,276,083	2014
OWINGS MILLS THEATER/RSTRNTS	23,378,543	1,089,760	16,500,314	39,856,836	1,111,781	40,968,617	67,754	40,900,863	-	2015
CENTRE COURT-RETAIL/BANK	1,035,359	7,785,830	(76,204)	1,035,359	7,709,626	8,744,985	1,175,696	7,569,289	1,907,905	2011
CENTRE COURT-GIANT	3,854,099	12,769,628	-	3,854,099	12,769,628	16,623,727	2,045,590	14,578,137	6,208,957	2011
CENTRE COURT-OLD COURT/COURTYD	2,279,177	5,284,577	(177)	2,279,177	5,284,400	7,563,577	913,182	6,650,395	-	2011
RADCLIFFE CENTER	12,042,713	21,187,946	-	12,042,713	21,187,946	33,230,659	2,067,536	31,163,123	-	2014
TIMONIUM CROSSING	2,525,377	14,862,817	339,960	2,525,377	15,202,777	17,728,154	1,626,614	16,101,540	14,623,506	2014
TIMONIUM SQUARE	6,000,000	24,282,998	14,483,175	7,331,195	37,434,978	44,766,173	15,649,683	29,116,490	-	2003
TOWSON PLACE	43,886,876	101,764,931	613,012	43,270,792	102,994,027	146,264,819	16,147,159	130,117,660	-	2012
MALLSIDE PLAZA	6,930,996	18,148,727	(1,781,449)	5,956,485	17,341,789	23,298,274	6,672,789	16,625,485	-	2008
WHITE LAKE COMMONS	2,300,050	9,249,607	3,264,058	2,300,050	12,513,665	14,813,715	6,292,985	8,520,730	-	1996
DOWNTOWN FARMINGTON CENTER	1,098,426	4,525,723	4,277,242	1,098,426	8,802,965	9,901,391	3,010,957	6,890,434	-	1993
FLINT - VACANT LAND	101,424	-	-	101,424	-	101,424	-	101,424	-	2012
CENTURY PLAZA	178,785	925,818	1,224,093	178,785	2,149,911	2,328,696	1,593,653	735,043	-		1968
CROSS CREEK S.C.	1,451,397	5,806,263	647,769	1,451,397	6,454,032	7,905,429	3,662,287	4,243,142	-	1993
GREEN ORCHARD SHOPPING CENTER	3,682,478	14,730,060	5,711,459	3,682,478	20,441,519	24,123,997	9,908,388	14,215,609	-	1993
THE FOUNTAINS AT ARBOR LAKES	28,585,296	66,699,024	13,287,679	29,485,296	79,086,703	108,571,999	24,480,182	84,091,817	-	2006
ROSEVILLE PLAZA	132,842	957,340	9,736,267	1,675,667	9,150,782	10,826,449	1,457,654	9,368,795	-	2005
CREVE COUER SHOPPING CENTER	1,044,598	5,475,623	896,084	960,814	6,455,491	7,416,305	2,959,637	4,456,668	-	1998
NORTH POINT SHOPPING CENTER	1,935,380	7,800,746	933,471	1,935,380	8,734,217	10,669,597	4,077,420	6,592,177	-	1998
KIRKWOOD CROSSING	-	9,704,005	14,512,599	-	24,216,604	24,216,604	14,603,879	9,612,725	-	1998
LEMAY S.C.	125,879	503,510	3,846,838	451,155	4,025,072	4,476,227	1,662,327	2,813,900	-		1974
GRAVOIS PLAZA	1,032,416	4,455,514	11,033,266	1,032,413	15,488,783	16,521,196	9,021,664	7,499,532	-	2008
HOME DEPOT PLAZA	431,960	-	758,855	431,960	758,855	1,190,815	307,406	883,409	-	1998
PRIMROSE MARKET PLACE	2,745,595	10,985,778	8,433,741	2,904,022	19,261,092	22,165,114	10,101,312	12,063,802	-	1994
PRIMROSE MARKETPLACE	905,674	3,666,386	5,261,809	905,674	8,928,195	9,833,869	3,206,994	6,626,875	127,225	2002
CENTER POINT S.C.	-	550,204	-	-	550,204	550,204	357,716	192,488	-	1998
KINGS HIGHWAY S.C.	809,087	4,430,514	2,781,299	809,087	7,211,813	8,020,900	3,372,037	4,648,863	-	1998
OVERLAND CROSSING	-	4,928,677	759,896	-	5,688,573	5,688,573	3,156,042	2,532,531	-	1997
CAVE SPRINGS S.C.	1,182,194	7,423,459	7,110,186	1,563,694	14,152,145	15,715,839	10,167,687	5,548,152	-	1997
SPRINGFIELD S.C.	-	608,793	11,012,797	8,800,000	2,821,590	11,621,590	1,260,636	10,360,954	-	1998
OVERLOOK VILLAGE	8,276,500	17,249,587	212,226	8,276,500	17,461,813	25,738,313	3,204,115	22,534,198	-	2012
WOODLAWN MARKETPLACE	919,251	3,570,981	2,621,647	919,251	6,192,628	7,111,879	3,174,870	3,937,009	-	2008
TYVOLA SQUARE	-	4,736,345	6,968,268	-	11,704,613	11,704,613	8,870,713	2,833,900	-	1986
CROSSROADS PLAZA	767,864	3,098,881	1,233,350	767,864	4,332,231	5,100,095	1,574,024	3,526,071	-	2000
JETTON VILLAGE SHOPPES	3,875,224	10,292,231	263,116	2,143,695	12,286,876	14,430,571	1,761,917	12,668,654	-	2011
MOUNTAIN ISLAND MARKETPLACE	3,318,587	7,331,413	736,014	3,818,587	7,567,427	11,386,014	1,291,311	10,094,703	-	2012
WOODLAWN SHOPPING CENTER	2,010,725	5,833,626	1,550,109	2,010,725	7,383,735	9,394,460	946,605	8,447,855	-	2012
CROSSROADS PLAZA	13,405,529	86,455,763	(540,910)	13,405,529	85,914,853	99,320,382	11,613,154	87,707,228	70,739,527	2014
QUAIL CORNERS	7,318,321	26,675,644	1,326,080	7,318,321	28,001,724	35,320,045	2,468,557	32,851,488	16,975,639	2014
OAKCREEK VILLAGE	1,882,800	7,551,576	2,333,493	1,882,800	9,885,069	11,767,869	5,331,393	6,436,476	-	1996
DAVIDSON COMMONS	2,978,533	12,859,867	194,020	2,978,533	13,053,887	16,032,420	1,849,478	14,182,942	-	2012
SENATE/HILLSBOROUGH CROSSI	519,395	-	-	519,395	-	519,395	-	519,395	-	2003
PARK PLACE SC	5,461,478	16,163,494	320,144	5,469,809	16,475,307	21,945,116	6,841,674	15,103,442	-	2008
MOORESVILLE CROSSING	12,013,727	30,604,173	109,598	11,625,801	31,101,697	42,727,498	10,220,209	32,507,289	-	2007
PLEASANT VALLEY PROMENADE	5,208,885	20,885,792	13,796,952	5,208,885	34,682,744	39,891,629	19,390,497	20,501,132	-	1993
WAKEFIELD COMMONS III	6,506,450	-	(5,120,646)	1,843,341	(457,537)	1,385,804	221,296	1,164,508	-		2001
WAKEFIELD CROSSINGS	3,413,932	-	(3,017,959)	336,236	59,737	395,973	6,960	389,013	-		2001
BRENNAN STATION	7,749,751	20,556,891	(700,646)	6,321,923	21,284,073	27,605,996	4,474,520	23,131,476	-	2011
BRENNAN STATION OUTPARCEL	627,906	1,665,576	(93,482)	450,232	1,749,768	2,200,000	347,904	1,852,096	-	2011
CLOVERDALE PLAZA	540,667	719,655	6,879,635	540,667	7,599,290	8,139,957	3,978,961	4,160,996	-		1969
WEBSTER SQUARE	11,683,145	41,708,383	5,174,840	11,683,145	46,883,223	58,566,368	5,143,811	53,422,557	-	2014
WEBSTER SQUARE NORTH	2,163,138	6,511,424	-	2,163,138	6,511,424	8,674,562	199,146	8,475,416	-	2016
ROCKINGHAM PLAZA-SHAWS PARCEL	2,660,915	10,643,660	14,302,905	3,148,715	24,458,765	27,607,480	11,447,997	16,159,483	-	2008
SHOP RITE PLAZA	2,417,583	6,364,094	1,599,403	2,417,583	7,963,497	10,381,080	7,151,851	3,229,229	-		1985
MARLTON PLAZA	-	4,318,534	114,215	-	4,432,749	4,432,749	2,269,505	2,163,244	-	1996
HILLVIEW SHOPPING CENTER	16,007,647	32,607,423	(1,517,229)	16,007,647	31,090,194	47,097,841	3,404,107	43,693,734	25,096,230	2014
GARDEN STATE PAVILIONS	7,530,709	10,801,949	20,360,667	12,203,841	26,489,484	38,693,325	5,290,027	33,403,298	-	2011
CLARK SHOPRITE 70 CENTRAL AVE	3,496,673	11,693,769	994,829	13,959,593	2,225,678	16,185,271	515,706	15,669,565	-	2013
COMMERCE CENTER WEST	385,760	1,290,080	160,534	793,595	1,042,779	1,836,374	218,405	1,617,969	-	2013
COMMERCE CENTER EAST	1,518,930	5,079,690	1,753,865	7,235,196	1,117,289	8,352,485	270,427	8,082,058	-	2013
CENTRAL PLAZA	3,170,465	10,602,845	(186,938)	5,145,167	8,441,205	13,586,372	1,389,217	12,197,155	-	2013
EAST WINDSOR VILLAGE	9,335,011	23,777,978	(728,416)	9,335,011	23,049,562	32,384,573	5,463,964	26,920,609	-	2008
HOLMDEL TOWNE CENTER	10,824,624	43,301,494	7,797,435	10,824,624	51,098,929	61,923,553	18,456,550	43,467,003	-	2002
COMMONS AT HOLMDEL	16,537,556	38,759,952	3,395,971	16,537,556	42,155,923	58,693,479	16,134,863	42,558,616	-	2004
PLAZA AT HILLSDALE	7,601,596	6,994,196	544,603	7,601,596	7,538,799	15,140,395	782,960	14,357,435	6,021,151	2014
MAPLE SHADE	-	9,957,611	(845,234)	-	9,112,377	9,112,377	916,239	8,196,138	-	2009
PLAZA AT SHORT HILLS	20,155,471	11,061,984	36,110	20,155,471	11,098,094	31,253,565	1,615,234	29,638,331	9,721,798	2014
NORTH BRUNSWICK PLAZA	3,204,978	12,819,912	27,813,346	3,204,978	40,633,258	43,838,236	17,565,395	26,272,841	-	1994
PISCATAWAY TOWN CENTER	3,851,839	15,410,851	1,216,192	3,851,839	16,627,043	20,478,882	7,981,590	12,497,292	-	1998
RIDGEWOOD S.C.	450,000	2,106,566	1,068,571	450,000	3,175,137	3,625,137	1,651,823	1,973,314	-	1993
UNION CRESCENT III-BEST BUY	7,895,483	3,010,640	28,918,367	8,696,579	31,127,911	39,824,490	12,610,403	27,214,087	-	2007
WESTMONT PLAZA	601,655	2,404,604	11,025,881	601,655	13,430,485	14,032,140	6,132,664	7,899,476	-	1994
WILLOWBROOK PLAZA	15,320,436	40,996,874	3,368,891	15,320,436	44,365,765	59,686,201	5,917,315	53,768,886	-	2009
DEL MONTE PLAZA	2,489,429	5,590,415	561,061	2,210,000	6,430,905	8,640,905	3,033,951	5,606,954	2,598,997	2006
REDFIELD PROMENADE	4,415,339	32,035,192	81,095	4,415,339	32,116,287	36,531,626	3,116,035	33,415,591	-	2015
MCQUEEN CROSSINGS	5,017,431	20,779,024	193,820	5,017,431	20,972,844	25,990,275	2,026,006	23,964,269	-	2015
GALENA JUNCTION	8,931,027	17,503,387	(14,107)	8,931,027	17,489,280	26,420,307	1,715,262	24,705,045	19,862,619	2015
D'ANDREA MARKETPLACE	11,556,067	29,435,364	183,997	11,556,067	29,619,361	41,175,428	7,252,367	33,923,061	11,828,709	2007
SPARKS MERCANTILE	6,221,614	17,069,172	35,957	6,221,614	17,105,129	23,326,743	1,639,300	21,687,443	19,162,216	2015
BRIDGEHAMPTON COMMONS-W&E SIDE	1,811,752	3,107,232	27,119,033	1,858,188	30,179,829	32,038,017	19,471,600	12,566,417	-		1972
OCEAN PLAZA	564,097	2,268,768	8,468	564,097	2,277,236	2,841,333	802,290	2,039,043	-	2003
KINGS HIGHWAY	2,743,820	6,811,268	1,841,513	2,743,820	8,652,781	11,396,601	3,199,221	8,197,380	-	2004
RALPH AVENUE PLAZA	4,414,466	11,339,857	3,567,551	4,414,467	14,907,407	19,321,874	4,905,187	14,416,687	-	2004
BELLMORE S.C.	1,272,269	3,183,547	1,590,605	1,272,269	4,774,152	6,046,421	1,531,268	4,515,153	-	2004
MARKET AT BAY SHORE	12,359,621	30,707,802	2,883,868	12,359,621	33,591,670	45,951,291	11,418,553	34,532,738	11,899,751	2006
KEY FOOD - ATLANTIC AVE	2,272,500	5,624,589	509,260	4,808,822	3,597,527	8,406,349	471,685	7,934,664	-	2012
KING KULLEN PLAZA	5,968,082	23,243,404	6,064,033	5,980,130	29,295,389	35,275,519	13,498,533	21,776,986	-	1998
BIRCHWOOD PLAZA COMMACK	3,630,000	4,774,791	1,073,476	3,630,000	5,848,267	9,478,267	1,743,532	7,734,735	-	2007
ELMONT S.C.	3,011,658	7,606,066	2,770,293	3,011,658	10,376,359	13,388,017	3,327,198	10,060,819	-	2004
NORTHPORT LAND PARCEL	-	14,460	-	-	14,460	14,460	-	14,460	-	2012
ELMONT PLAZA	-	5,119,714	-	-	5,119,714	5,119,714	371,728	4,747,986	-	2015
ELMSFORD CENTER 1	4,134,273	1,193,084	-	4,134,273	1,193,084	5,327,357	118,420	5,208,937	-	2013
ELMSFORD CENTER 2	4,076,403	15,598,504	949,902	4,076,403	16,548,406	20,624,809	1,872,113	18,752,696	-	2013
FRANKLIN SQUARE S.C.	1,078,541	2,516,581	3,937,137	1,078,541	6,453,718	7,532,259	2,216,400	5,315,859	-	2004
AIRPORT PLAZA	22,711,189	107,011,500	3,764,964	22,711,189	110,776,464	133,487,653	10,317,734	123,169,919	-	2015
KISSENA BOULEVARD SHOPPING CTR	11,610,000	2,933,487	147,329	11,610,000	3,080,816	14,690,816	1,012,304	13,678,512	-	2007
HAMPTON BAYS PLAZA	1,495,105	5,979,320	3,533,406	1,495,105	9,512,726	11,007,831	6,950,371	4,057,460	-	1989
HICKSVILLE PLAZA	3,542,739	8,266,375	3,095,524	3,542,739	11,361,899	14,904,638	3,700,135	11,204,503	-	2004
WOODBURY CENTRE	4,314,991	32,585,508	1,661,793	4,314,991	34,247,301	38,562,292	2,699,939	35,862,353	-	2015
TURNPIKE PLAZA	2,471,832	5,839,416	583,236	2,471,832	6,422,652	8,894,484	1,669,509	7,224,975	-	2011
JERICHO COMMONS SOUTH	12,368,330	33,071,495	721,082	12,368,330	33,792,577	46,160,907	9,612,581	36,548,326	9,006,205	2007
501 NORTH BROADWAY	-	1,175,543	197,738	-	1,373,281	1,373,281	672,031	701,250	-	2007
MERRY LANE (PARKING LOT)	1,485,531	1,749	(1,749)	1,485,531	-	1,485,531	-	1,485,531	-	2007
MILLERIDGE INN	7,500,330	481,316	69,437	7,500,000	551,083	8,051,083	14,430	8,036,653	-	2015
JERICHO ATRIUM	10,624,099	20,065,496	-	10,624,099	20,065,496	30,689,595	1,816,983	28,872,612	-	2016
FAMILY DOLLAR UNION TURNPIKE	909,000	2,249,775	258,033	1,056,709	2,360,099	3,416,808	413,009	3,003,799	-	2012
LITTLE NECK PLAZA	3,277,254	13,161,218	5,837,212	3,277,253	18,998,431	22,275,684	6,285,079	15,990,605	-	2003
KEY FOOD - 21ST STREET	1,090,800	2,699,730	(159,449)	1,669,153	1,961,928	3,631,081	210,207	3,420,874	-	2012
MANHASSET CENTER	4,567,003	19,165,808	29,214,394	3,471,939	49,475,266	52,947,205	21,514,253	31,432,952	-	1999
MANHASSET CENTER(residential)	950,000	-	-	950,000	-	950,000	-	950,000	-	2012
MASPETH QUEENS-DUANE READE	1,872,013	4,827,940	1,036,886	1,872,013	5,864,826	7,736,839	1,957,523	5,779,316	1,677,019	2004
NORTH MASSAPEQUA S.C.	1,880,816	4,388,549	699,203	1,623,601	5,344,967	6,968,568	2,000,668	4,967,900	-	2004
MINEOLA CROSSINGS	4,150,000	7,520,692	224,517	4,150,000	7,745,209	11,895,209	1,943,416	9,951,793	-	2007
BIRCHWOOD PARK	3,507,162	4,126	(1,510,445)	2,000,000	843	2,000,843	843	2,000,000	-	2007
SMITHTOWN PLAZA	3,528,000	7,364,098	414,233	3,528,000	7,778,331	11,306,331	2,258,789	9,047,542	-	2009
MANETTO HILL PLAZA	263,693	584,031	10,227,903	263,693	10,811,934	11,075,627	6,176,092	4,899,535	-		1969
SYOSSET S.C.	106,655	76,197	1,781,201	106,655	1,857,398	1,964,053	1,047,980	916,073	-		1990
RICHMOND S.C.	2,280,000	9,027,951	12,459,766	2,280,000	21,487,717	23,767,717	12,038,465	11,729,252	-	1989
GREENRIDGE - OUT PARCEL	2,940,000	11,811,964	6,268,972	3,148,424	17,872,512	21,020,936	6,833,007	14,187,929	-	1997
STATEN ISLAND PLAZA	5,600,744	6,788,460	(3,003,049)	9,386,155	-	9,386,155	-	9,386,155	-	2005
HYLAN PLAZA	28,723,536	38,232,267	36,986,741	28,723,536	75,219,008	103,942,544	38,896,894	65,045,650	-	2006
FOREST AVENUE PLAZA	4,558,592	10,441,408	155,848	4,558,592	10,597,256	15,155,848	3,701,092	11,454,756	-	2005
INDEPENDENCE PLAZA	12,279,093	34,813,852	215,399	16,131,632	31,176,712	47,308,344	5,877,127	41,431,217	31,490,535	2014
KEY FOOD - CENTRAL AVE.	2,787,600	6,899,310	(394,910)	2,603,321	6,688,679	9,292,000	749,341	8,542,659	-	2012
WHITE PLAINS S.C.	1,777,775	4,453,894	2,471,597	1,777,775	6,925,491	8,703,266	2,246,846	6,456,420	-	2004
CHAMPION FOOD SUPERMARKET	757,500	1,874,813	(24,388)	2,241,118	366,807	2,607,925	107,809	2,500,116	-	2012
SHOPRITE S.C.	871,977	3,487,909	-	871,977	3,487,909	4,359,886	2,144,278	2,215,608	-	1998
ROMAINE PLAZA	782,459	1,825,737	588,133	782,459	2,413,870	3,196,329	616,916	2,579,413	-	2005
KENT CENTER	2,261,530	-	(1,826,497)	435,033	-	435,033	-	435,033	-	1995
HIGH PARK CTR RETAIL	3,783,875	-	(2,778,460)	921,704	83,711	1,005,415	24,910	980,505	-		2001
OREGON TRAIL CENTER	5,802,422	12,622,879	590,069	5,802,422	13,212,948	19,015,370	4,770,972	14,244,398	-	2009
POWELL VALLEY JUNCTION	5,062,500	3,152,982	(2,508,712)	2,035,125	3,671,645	5,706,770	1,406,074	4,300,696	-	2009
HOSPITAL GARAGE & MED. OFFICE	-	30,061,177	59,094	-	30,120,271	30,120,271	8,509,839	21,610,432	-	2004
SUBURBAN SQUARE	70,679,871	166,351,381	10,146,149	71,279,871	175,897,530	247,177,401	44,800,084	202,377,317	-	2007
COULTER AVE. PARCEL	577,630	1,348,019	6,720,666	8,645,796	519	8,646,315	-	8,646,315	-	2015
CHIPPEWA PLAZA	2,881,525	11,526,101	153,290	2,881,525	11,679,391	14,560,916	5,133,586	9,427,330	1,931,697	2000
CARNEGIE PLAZA	-	3,298,908	17,747	-	3,316,655	3,316,655	1,445,722	1,870,933	-	1999
CENTER SQUARE SHOPPING CENTER	731,888	2,927,551	1,342,103	731,888	4,269,654	5,001,542	2,661,695	2,339,847	-	1996
WAYNE PLAZA	6,127,623	15,605,012	400,438	6,135,670	15,997,403	22,133,073	3,985,695	18,147,378	-	2008
DEVON VILLAGE	4,856,379	25,846,910	3,995,839	4,856,379	29,842,749	34,699,128	5,029,943	29,669,185	-	2012
POCONO PLAZA	1,050,000	2,372,628	1,431,729	1,050,000	3,804,357	4,854,357	3,174,132	1,680,225	-		1973
RIDGE PIKE PLAZA	1,525,337	4,251,732	(2,602,946)	914,299	2,259,824	3,174,123	938,226	2,235,897	-	2008
WHITELAND - HOBBY LOBBY	176,666	4,895,360	1,447,703	176,666	6,343,063	6,519,729	2,192,866	4,326,863	-	1999
WHITELAND TOWN CENTER	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,526,331	2,133,108	-	1996
EASTWICK WELLNESS CENTER	889,001	2,762,888	3,074,728	889,001	5,837,616	6,726,617	2,869,745	3,856,872	-	1997
HARRISBURG EAST SHOPPING CTR.	452,888	6,665,238	6,889,185	3,002,888	11,004,423	14,007,311	6,690,361	7,316,950	-	2002
TOWNSHIP LINE S.C.	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,526,331	2,133,108	-	1996
HORSHAM POINT	3,813,247	18,189,450	45,820	3,813,247	18,235,270	22,048,517	1,141,314	20,907,203	-	2015
HOLIDAY CENTER	7,726,844	20,014,243	50,582	7,726,844	20,064,825	27,791,669	2,002,263	25,789,406	-	2015
NORRITON SQUARE	686,134	2,664,535	3,817,458	774,084	6,394,043	7,168,127	4,679,752	2,488,375	-	1984
NEW KENSINGTON S.C	521,945	2,548,322	862,730	521,945	3,411,052	3,932,997	3,125,467	807,530	-	1986
SEARS HARDWARE	10,000	-	-	10,000	-	10,000	-	10,000	-		2015
FRANKFORD AVENUE S.C.	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,526,331	2,133,108	-	1996
WEXFORD PLAZA	6,413,635	9,774,600	9,955,083	6,299,299	19,844,019	26,143,318	3,657,982	22,485,336	-	2010
CRANBERRY TOWNSHIP-PARCEL 1&2	10,270,846	30,769,592	-	10,270,846	30,769,592	41,040,438	333,570	40,706,868	21,636,092	2016
CROSSROADS PLAZA	788,761	3,155,044	12,759,977	976,439	15,727,343	16,703,782	9,633,622	7,070,160	-	1986
SPRINGFIELD S.C.	919,998	4,981,589	12,704,250	920,000	17,685,837	18,605,837	9,073,040	9,532,797	-	1983
SHREWSBURY SQUARE S.C.	8,066,107	16,997,997	(1,648,173)	6,534,966	16,880,965	23,415,931	1,804,686	21,611,245	-	2014
WHITEHALL MALL	-	5,195,577	-	-	5,195,577	5,195,577	2,708,806	2,486,771	-	1996
WHOLE FOODS AT WYNNEWOOD	15,042,165	-	11,598,520	13,772,394	12,868,291	26,640,685	66,430	26,574,255	-		2014
SHOPPES AT WYNNEWOOD	7,478,907	-	3,768,083	7,478,907	3,768,083	11,246,990	62,308	11,184,682	-		2015
WEST MARKET ST. PLAZA	188,562	1,158,307	41,712	188,562	1,200,019	1,388,581	1,169,083	219,498	-	1986
REXVILLE TOWN CENTER	24,872,981	48,688,161	8,014,056	25,678,064	55,897,134	81,575,198	32,302,168	49,273,030	-	2006
PLAZA CENTRO - COSTCO	3,627,973	10,752,212	1,535,656	3,866,206	12,049,635	15,915,841	6,391,287	9,524,554	-	2006
PLAZA CENTRO - MALL	19,873,263	58,719,179	7,545,697	19,408,112	66,730,027	86,138,139	35,105,932	51,032,207	-	2006
PLAZA CENTRO - RETAIL	5,935,566	16,509,748	2,695,750	6,026,070	19,114,994	25,141,064	9,984,894	15,156,170	-	2006
PLAZA CENTRO - SAM'S CLUB	6,643,224	20,224,758	2,321,593	6,520,090	22,669,485	29,189,575	21,610,984	7,578,591	-	2006
LOS COLOBOS - BUILDERS SQUARE	4,404,593	9,627,903	1,361,338	4,461,145	10,932,689	15,393,834	9,024,387	6,369,447	-	2006
LOS COLOBOS - KMART	4,594,944	10,120,147	726,279	4,402,338	11,039,032	15,441,370	9,386,129	6,055,241	-	2006
LOS COLOBOS I	12,890,882	26,046,669	3,697,161	13,613,375	29,021,337	42,634,712	15,652,923	26,981,789	-	2006
LOS COLOBOS II	14,893,698	30,680,556	5,857,364	15,142,300	36,289,318	51,431,618	18,829,986	32,601,632	-	2006
WESTERN PLAZA - MAYAQUEZ ONE	10,857,773	12,252,522	1,347,575	11,241,993	13,215,877	24,457,870	8,562,000	15,895,870	-	2006
WESTERN PLAZA - MAYAGUEZ TWO	16,874,345	19,911,045	1,964,632	16,872,647	21,877,375	38,750,022	14,087,431	24,662,591	-	2006
MANATI VILLA MARIA SC	2,781,447	5,673,119	1,699,755	2,606,588	7,547,733	10,154,321	3,953,428	6,200,893	-	2006
PONCE TOWN CENTER	14,432,778	28,448,754	4,875,507	14,903,024	32,854,015	47,757,039	15,091,421	32,665,618	-	2006
TRUJILLO ALTO PLAZA	12,053,673	24,445,858	3,942,389	12,289,288	28,152,632	40,441,920	16,021,971	24,419,949	-	2006
MARSHALL PLAZA	1,886,600	7,575,302	1,797,067	1,886,600	9,372,369	11,258,969	4,569,037	6,689,932	-	1998
ST. ANDREWS CENTER	730,164	3,132,092	19,122,683	730,164	22,254,775	22,984,939	9,949,662	13,035,277	-		1978
WESTWOOD PLAZA	1,744,430	6,986,094	6,970,136	1,726,833	13,973,827	15,700,660	4,352,208	11,348,452	-	1995
CHERRYDALE POINT	5,801,948	32,055,019	1,885,250	5,801,948	33,940,269	39,742,217	7,869,993	31,872,224	-	2009
WOODRUFF SHOPPING CENTER	3,110,439	15,501,117	1,146,035	3,465,199	16,292,392	19,757,591	2,847,116	16,910,475	-	2010
FOREST PARK	1,920,241	9,544,875	186,314	1,920,241	9,731,189	11,651,430	1,398,248	10,253,182	-	2012
OLD TOWNE VILLAGE	-	4,133,904	4,003,667	-	8,137,571	8,137,571	5,935,218	2,202,353	-		1978
HICKORY RIDGE COMMONS	596,347	2,545,033	(2,457,560)	683,820	-	683,820	-	683,820	-	2000
CENTER OF THE HILLS	2,923,585	11,706,145	1,186,149	2,923,585	12,892,294	15,815,879	6,288,060	9,527,819	-	2008
DOWLEN TOWN CENTER-II	2,244,581	-	(722,251)	484,828	1,037,502	1,522,330	173,357	1,348,973	-		2002
GATEWAY STATION	1,373,692	28,145,158	137,320	1,374,880	28,281,290	29,656,170	3,653,199	26,002,971	-	2011
BAYTOWN VILLAGE S.C.	500,422	2,431,651	818,249	500,422	3,249,900	3,750,322	1,433,566	2,316,756	-	1996
LAS TIENDAS PLAZA	8,678,107	-	27,525,578	7,943,925	28,259,760	36,203,685	5,068,574	31,135,111	-		2005
ISLAND GATE PLAZA	-	944,562	1,864,189	-	2,808,751	2,808,751	976,939	1,831,812	-	1997
ISLAND GATE PLAZA	4,343,000	4,723,215	3,434,004	4,292,636	8,207,583	12,500,219	2,159,227	10,340,992	-	2011
CONROE MARKETPLACE	18,869,087	50,756,554	(3,309,577)	10,841,611	55,474,453	66,316,064	4,351,300	61,964,764	-	2015
MONTGOMERY PLAZA	10,739,067	63,065,333	(281,830)	10,738,796	62,783,774	73,522,570	6,158,788	67,363,782	28,821,667	2015
PRESTON LEBANON CROSSING	13,552,180	-	26,717,900	12,163,694	28,106,386	40,270,080	5,930,870	34,339,210	-		2006
LAKE PRAIRIE TOWN CROSSING	7,897,491	-	28,539,296	6,783,464	29,653,323	36,436,787	5,059,248	31,377,539	-		2006
CENTER AT BAYBROOK	6,941,017	27,727,491	8,890,735	6,928,120	36,631,123	43,559,243	15,483,311	28,075,932	-	1998
CYPRESS TOWNE CENTER	6,033,932	-	1,636,605	2,251,666	5,418,871	7,670,537	882,419	6,788,118	-		2003
CYPRESS TOWNE CENTER	12,329,195	36,836,381	-	12,329,195	36,836,381	49,165,576	398,790	48,766,786	-	2016
CYPRESS TOWNE CENTER(PHASE II)	2,061,477	6,157,862	-	2,061,477	6,157,862	8,219,339	66,679	8,152,660	-	2016
THE CENTRE AT COPPERFIELD	6,723,267	22,524,551	147,681	6,723,357	22,672,142	29,395,499	1,765,721	27,629,778	-	2015
COPPERWOOD VILLAGE	13,848,109	84,183,731	488,670	13,848,109	84,672,401	98,520,510	8,574,685	89,945,825	-	2015
ATASCOCITA COMMONS SHOP.CTR.	16,322,636	54,587,066	640,629	16,099,004	55,451,327	71,550,331	6,426,983	65,123,348	28,723,371	2013
TOMBALL CROSSINGS	8,517,427	28,484,450	(22,511)	7,964,894	29,014,472	36,979,366	3,597,691	33,381,675	-	2013
COPPERFIELD VILLAGE SHOP.CTR.	7,827,639	34,864,441	140,205	7,827,639	35,004,646	42,832,285	2,785,358	40,046,927	-	2015
SHOPS AT VISTA RIDGE	3,257,199	13,029,416	2,198,969	3,257,199	15,228,385	18,485,584	6,908,102	11,577,482	-	1998
VISTA RIDGE PLAZA	2,926,495	11,716,483	2,584,098	2,926,495	14,300,581	17,227,076	6,722,152	10,504,924	-	1998
VISTA RIDGE PLAZA	2,276,575	9,106,300	1,355,098	2,276,575	10,461,398	12,737,973	4,969,800	7,768,173	-	1998
KROGER PLAZA	520,340	2,081,356	1,359,284	520,340	3,440,640	3,960,980	1,790,106	2,170,874	-	1995
ACCENT PLAZA	500,414	2,830,835	-	500,414	2,830,835	3,331,249	1,464,554	1,866,695	-	1996
SOUTHLAKE OAKS PHASE II-480 W.	3,011,260	7,703,844	103,968	3,016,617	7,802,455	10,819,072	2,611,864	8,207,208	-	2008
WOODBRIDGE SHOPPING CENTER	2,568,705	6,813,716	60,806	2,568,705	6,874,522	9,443,227	1,137,926	8,305,301	-	2012
GRAND PARKWAY MARKETPLACE	25,363,548	-	49,662,448	75,025,996	-	75,025,996	-	75,025,996	-		2014
GRAND PARKWAY MARKET PLACE II	13,436,447	-	6,378,376	19,814,823	-	19,814,823	-	19,814,823	-		2015
TEMPLE TOWNE CENTER	609,317	2,983,262	1	609,317	2,983,263	3,592,580	258,770	3,333,810	-	2015
TEMPLE TOWNE CENTER	4,909,857	25,882,414	24,910	4,909,857	25,907,324	30,817,181	3,096,902	27,720,279	-	2015
BURKE TOWN PLAZA	-	43,240,068	(77,919)	-	43,162,149	43,162,149	4,705,503	38,456,646	-	2014
OLD TOWN PLAZA	4,500,000	41,569,735	(13,561,193)	3,087,520	29,421,022	32,508,542	5,331,198	27,177,344	-	2007
SKYLINE VILLAGE	10,145,283	28,764,045	119,265	10,573,875	28,454,718	39,028,593	2,408,808	36,619,785	28,540,865	2014
SUDLEY TOWNE PLAZA	4,114,293	15,988,465	(2,870)	4,114,293	15,985,595	20,099,888	1,223,448	18,876,440	-	2015
BURLINGTON COAT CENTER	670,500	2,751,375	1,666,127	670,500	4,417,502	5,088,002	1,555,483	3,532,519	-	1995
TOWNE SQUARE	8,499,373	24,302,141	1,558,230	8,858,432	25,501,312	34,359,744	2,148,027	32,211,717	24,915,548	2014
POTOMAC RUN PLAZA	27,369,515	48,451,209	(1,609,051)	27,369,515	46,842,158	74,211,673	12,954,070	61,257,603	-	2008
DULLES TOWN CROSSING	53,285,116	104,175,738	(400,522)	53,285,116	103,775,216	157,060,332	11,215,337	145,844,995	-	2015
DOCSTONE COMMONS	3,839,249	11,468,264	-	3,839,249	11,468,264	15,307,513	124,181	15,183,332	11,123,972	2016
DOCSTONE O/P - STAPLES	1,425,307	4,317,552	-	1,425,307	4,317,552	5,742,859	46,102	5,696,757	-	2016
STAFFORD MARKETPLACE	26,893,429	86,449,614	71,698	26,893,429	86,521,312	113,414,741	6,751,401	106,663,340	-	2015
AUBURN NORTH	7,785,841	18,157,625	1,466,041	7,785,841	19,623,666	27,409,507	6,662,844	20,746,663	-	2007
THE MARKETPLACE AT FACTORIA	60,502,358	92,696,231	2,554,967	60,502,358	95,251,198	155,753,556	15,307,136	140,446,420	56,633,213	2013
FRONTIER VILLAGE SHOPPING CTR.	10,750,863	35,649,111	96,299	10,750,863	35,745,410	46,496,273	5,383,855	41,112,418	-	2012
GATEWAY SHOPPING CENTER	6,937,929	11,270,322	-	6,937,929	11,270,322	18,208,251	241,160	17,967,091	-	2016
OLYMPIA WEST OUTPARCEL	360,000	799,640	100,360	360,000	900,000	1,260,000	102,255	1,157,745	-	2012
FRANKLIN PARK COMMONS	5,418,825	11,988,657	977,979	5,418,825	12,966,636	18,385,461	1,277,370	17,108,091	-	2015
SILVERDALE PLAZA	3,875,013	32,272,736	86,050	3,755,613	32,478,186	36,233,799	4,689,699	31,544,100	-	2012
BLUE RIDGE	12,346,900	71,529,796	(35,751,174)	6,158,426	41,967,096	48,125,522	19,367,363	28,758,159	6,870,989	2005
MICROPROPERTIES	24,206,390	56,481,576	(74,328,657)	2,038,463	4,320,846	6,359,309	904,208	5,455,101	-	2012
KRC NORTH LOAN IV, INC.	23,516,663	-	(5,308,827)	18,207,836	-	18,207,836	-	18,207,836	-	2013
BALANCE OF PORTFOLIO	1,907,178	65,127,203	6,458,145	13,419,726	60,072,800	73,492,526	37,230,123	36,262,403	11,608,413

TOTALS	2,988,153,342	7,590,553,397	1,429,368,409	3,130,217,410	8,877,857,738	12,008,075,148	2,278,291,645	9,729,783,503	1,139,117,399

KIMCO REALTY CORPORATION AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and building improvements (in years)	15	to	50
Fixtures, building and leasehold improvements	Terms of leases or useful lives, whichever is shorter
(including certain identified intangible assets)

The aggregate cost for Federal income tax purposes was approximately $9.6 billion at December 31, 2016.

The changes in total real estate assets for the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Balance, beginning of period	$11,568,809,126	$10,018,225,775	$9,123,343,869
Acquisitions	181,719,189	278,401,182	548,553,619
Improvements	217,668,292	191,662,698	134,921,993
Transfers from (to) unconsolidated joint ventures	615,511,560	1,673,542,610	1,065,330,540
Sales	(391,758,149)	(507,185,370)	(781,200,981)
Assets held for sale	(12,608,829)	(587,007)	-
Adjustment of fully depreciated asset	(80,660,536)	(56,774,522)	(8,628,954)
Adjustment of property carrying values	(91,204,249)	(18,432,226)	(32,935,408)
Change in exchange rate	598,744	(10,044,014)	(31,158,903)
Balance, end of period	$12,008,075,148	$11,568,809,126	$10,018,225,775

The changes in accumulated depreciation for the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Balance, beginning of period	$2,115,319,888	$1,955,405,720	$1,878,680,836
Depreciation for year	344,179,201	333,948,605	256,088,382
Transfers from (to) unconsolidated joint ventures	-	-	-
Sales	(97,063,934)	(116,864,875)	(167,458,882)
Adjustment of fully depreciated asset	(80,660,536)	(56,774,522)	(8,628,954)
Assets held for sale	(3,482,974)	-	-
Change in exchange rate	-	(395,040)	(3,275,662)
Balance, end of period	$2,278,291,645	$2,115,319,888	$1,955,405,720

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2016

(in thousands)

Type of Loan/Borrower	Description	Location (c)	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Amount of Mortgages or Maximum Available Credit (b)	Carrying Amount of Mortgages (b) (c)

Mortgage Loans:
Borrower A	Retail	Toronto, ON	5.00%	5.00%	7/31/2017	P& I	-	$5,730	$5,314
Borrower B	Retail	Westport, CT	6.50%	6.50%	3/4/2033	I	-	$5,014	$5,014
Borrower C	Retail	Las Vegas, NV	12.00%	12.00%	5/14/2033	I	-	$3,075	$3,075
Borrower D	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P& I	-	$3,966	$2,078
Borrower E	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P& I	-	$4,201	$2,037
Borrower F	Retail	Miami, FL	7.57%	7.57%	6/1/2019	P& I	-	$3,678	$1,923
Borrower G	Nonretail	Oakbrook Terrace, IL	6.00%	6.00%	12/9/2024	I	-	$1,950	$1,950
								-
Individually < 3%	(d)		(e)	(e)	(f)		-	2,922	1,393
								30,536	22,784
Other:

Individually < 3%	Nonretail		2.28%	2.28%	4/1/2027			600	407

Capitalized loan costs								-	6

Total								$31,136	$23,197

(a) I = Interest only; P&I = Principal & Interest

(b) The instruments actual cash flows are denominated in U.S. dollars and Canadian dollars as indicated by the geographic location above

(c) The aggregate cost for Federal income tax purposes is $23.2 million

(d) Comprised of four separate loans with original loan amounts ranging between $0.2 million and $0.4 million

(e) Interest rates range from 6.88% to 9.00%

(f) Maturity dates range from October 19, 2019 to December 1, 2030

For a reconciliation of mortgage and other financing receivables from January 1, 2014 to December 31, 2016 see Footnote 11 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The Company feels it is not practicable to estimate the fair value of each receivable as quoted market prices are not available.

The cost of obtaining an independent valuation on these assets is deemed excessive considering the materiality of the total receivables.