Form 10-Q
period 2017-03-31
KIMCO REALTY CORP
filed 2017-04-28
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☒

As of April 18, 2017, the registrant had 425,655,081 shares of common stock outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	March 31,	December 31,
	2017	2016
Assets:
Operating real estate, net of accumulated depreciation of $2,345,766, and $2,278,292, respectively	$9,345,513	$9,394,755
Investments in and advances to real estate joint ventures	504,847	504,209
Real estate under development	391,388	335,028
Other real estate investments	208,305	209,146
Mortgages and other financing receivables	22,585	23,197
Cash and cash equivalents	167,454	142,486
Marketable securities	7,702	8,101
Accounts and notes receivable, net	176,054	181,823
Other assets	424,571	431,855
Total assets (1)	$11,248,419	$11,230,600

Liabilities:
Notes payable, net	$4,053,158	$3,927,251
Mortgages payable, net	1,071,725	1,139,117
Dividends payable	124,680	124,517
Other liabilities	542,279	549,888
Total liabilities (2)	5,791,842	5,740,773
Redeemable noncontrolling interests	97,031	86,953

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 6,029,100 shares 32,000 shares issued and outstanding (in series) Aggregate liquidation preference $800,000	32	32
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 425,639,715 and 425,034,113 shares, respectively	4,256	4,250
Paid-in capital	5,927,172	5,922,958
Cumulative distributions in excess of net income	(726,610)	(676,867)
Accumulated other comprehensive income	6,485	5,766
Total stockholders' equity	5,211,335	5,256,139
Noncontrolling interests	148,211	146,735
Total equity	5,359,546	5,402,874
Total liabilities and equity	$11,248,419	$11,230,600

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2017 and December 31, 2016 of $330,443 and $333,705, respectively. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at March 31, 2017 and December 31, 2016 of $181,360 and $176,216, respectively. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016

Revenues
Revenues from rental properties	$289,391	$293,091
Management and other fee income	4,197	4,111

Total revenues	293,588	297,202

Operating expenses
Rent	2,783	2,818
Real estate taxes	38,269	34,472
Operating and maintenance	34,230	34,553
General and administrative	30,574	31,929
Provision for doubtful accounts	1,404	3,475
Impairment charges	1,617	5,840
Depreciation and amortization	92,074	84,856
Total operating expenses	200,951	197,943

Operating income	92,637	99,259

Other income/(expense)
Other income/(expense), net	1,273	(170)
Interest expense	(46,482)	(52,451)
Income from continuing operations before income taxes, net, equity in income of joint ventures, net, gain on change in control of interests and equity in income from other real estate investments, net	47,428	46,638

Benefit/(provision) for income taxes, net	493	(12,112)
Equity in income of joint ventures, net	14,733	69,933
Gain on change in control of interests	10,188	-
Equity in income of other real estate investments, net	3,687	10,799

Income from continuing operations	76,529	115,258

Gain on sale of operating properties, net of tax	1,686	26,896

Net income	78,215	142,154

Net income attributable to noncontrolling interests	(1,482)	(1,441)

Net income attributable to the Company	76,733	140,713

Preferred stock dividends	(11,555)	(11,555)

Net income available to the Company's common shareholders	$65,178	$129,158

Per common share:
Net income available to the Company:
-Basic	$0.15	$0.31
-Diluted	$0.15	$0.31

Weighted average shares:
-Basic	423,381	412,630
-Diluted	424,146	414,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$78,215	$142,154
Other comprehensive income:
Change in unrealized gain on marketable securities	28	2
Change in unrealized loss on interest rate swaps	188	(604)
Change in foreign currency translation adjustment	503	2,510
Other comprehensive income:	719	1,908

Comprehensive income	78,934	144,062

Comprehensive income attributable to noncontrolling interests	(1,482)	(1,441)

Comprehensive income attributable to the Company	$77,452	$142,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess of Net	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance, January 1, 2016	$(572,335)	$5,588	32	$32	413,431	$4,134	$5,608,881	$5,046,300	$135,651	$5,181,951

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	-

Comprehensive income:
Net income	140,713	-	-	-	-	-	-	140,713	1,441	142,154
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	2	-	-	-	-	-	2	-	2
Change in unrealized loss on interest rate swaps	-	(604)	-	-	-	-	-	(604)	-	(604)
Change in foreign currency translation adjustment	-	2,510	-	-	-	-	-	2,510	-	2,510
								-
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,078)	(1,078)
Dividends ($0.255 per common share; $0.3750 per Class I Depositary Share, and $0.3438 per Class J Depositary Share. and $0.3516 per Class K Depositary Share, respectively)	(118,481)	-	-	-	-	-	-	(118,481)	-	(118,481)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,276)	(1,276)
Issuance of common stock	-	-	-	-	4,487	45	100,911	100,956	-	100,956
Surrender of restricted stock	-	-	-	-	(228)	(2)	(5,906)	(5,908)	-	(5,908)
Exercise of common stock options	-	-	-	-	592	6	10,539	10,545	-	10,545
Amortization of equity awards	-	-	-	-	-	-	6,586	6,586	-	6,586
Balance, March 31, 2016	$(550,103)	$7,496	32	$32	418,282	$4,183	$5,721,011	$5,182,619	$134,738	$5,317,357

Balance, January 1, 2017	$(676,867)	$5,766	32	$32	425,034	$4,250	$5,922,958	$5,256,139	$146,735	$5,402,874
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	2,310	2,310
Comprehensive income:
Net income	76,733	-	-	-	-	-	-	76,733	1,482	78,215
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	28	-	-	-	-	-	28	-	28
Change in unrealized loss on interest rate swaps	-	188	-	-	-	-	-	188	-	188
Change in foreign currency translation adjustment	-	503	-	-	-	-	-	503	-	503

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,066)	(1,066)
Dividends ($0.27 per common share; $0.3750 per Class I Depositary Share, $0.3438 per Class J Depositary Share, and $0.3516 per Class K Depositary Share, respectively)	(126,476)	-	-	-	-	-	-	(126,476)	-	(126,476)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,250)	(1,250)
Issuance of common stock	-	-	-	-	776	8	(8)	-	-	-
Surrender of restricted stock	-	-	-	-	(200)	(2)	(4,989)	(4,991)	-	(4,991)
Exercise of common stock options	-	-	-	-	30	-	560	560	-	560
Amortization of equity awards	-	-	-	-	-	-	8,651	8,651	-	8,651
Balance, March 31, 2017	$(726,610)	$6,485	32	$32	425,640	$4,256	$5,927,172	$5,211,335	$148,211	$5,359,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities:
Net income	$78,215	$142,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,074	84,856
Impairment charges	1,617	5,840
Equity award expense	9,631	7,877
Gain on sale of operating properties	(1,686)	(30,883)
Gain on change in control of interests	(10,188)	-
Equity in income of joint ventures, net	(14,733)	(69,933)
Equity in income from other real estate investments, net	(3,687)	(10,799)
Distributions from joint ventures and other real estate investments	13,258	26,730
Change in accounts and notes receivable	5,769	1,247
Change in accounts payable and accrued expenses	7,885	8,869
Change in other operating assets and liabilities	(21,103)	(29,002)
Net cash flow provided by operating activities	157,052	136,956

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(38,390)	(11,436)
Improvements to operating real estate	(30,053)	(32,866)
Acquisition of real estate under development	(10,010)	(12,895)
Improvements to real estate under development	(44,434)	(5,333)
Proceeds from sale of marketable securities	457	1,850
Investments in and advances to real estate joint ventures	(16,874)	(17,505)
Reimbursements of investments in and advances to real estate joint ventures	13,523	28,327
Distributions from liquidation of real estate joint ventures	-	50,902
Return of investment from liquidation of real estate joint ventures	-	40,000
Investment in other real estate investments	(114)	(190)
Reimbursements of investments in and advances to other real estate investments	3,779	2,921
Collection of mortgage loans receivable	243	231
Proceeds from sale of operating properties	56,498	79,245
Proceeds from sale of development properties	-	4,551
Net cash flow (used for)/provided by investing activities	(65,375)	127,802

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(59,100)	(101,205)
Principal payments on rental property debt	(4,544)	(5,971)
(Repayments)/proceeds from unsecured revolving credit facility, net	(15,042)	180,000
Proceeds from issuance of unsecured notes	400,000	-
Repayments under unsecured term loan/notes	(250,000)	(300,000)
Financing origination costs	(9,905)	(91)
Payment of early extinguishment of debt charges	(588)	-
Change in tenants' security deposits	316	594
Conversion/distribution of noncontrolling interests	(2,092)	-
Dividends paid	(126,315)	(117,030)
Proceeds from issuance of stock, net	561	111,411
Net cash flow used for financing activities	(66,709)	(232,292)

Change in cash and cash equivalents	24,968	32,466

Cash and cash equivalents, beginning of period	142,486	189,534
Cash and cash equivalents, end of period	$167,454	$222,000

Interest paid during the period (net of capitalized interest of $2,883 and $1,699, respectively)	$24,286	$39,508

Income taxes paid during the period	$2,801	$23,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Business -

Kimco Realty Corporation and subsidiaries (the "Company"), affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, which are anchored generally by discount department stores, grocery stores or drugstores. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise.

The Company elected status as a Real Estate Investment Trust (a “REIT”) for federal income tax purposes beginning in its taxable year ended December 31, 1991 and operates in a manner that enables the Company to maintain its status as a REIT.  As a REIT, with respect to each taxable year, the Company must distribute at least 90 percent of its taxable income (excluding capital gain) and will not pay federal income taxes on the amount distributed to its shareholders.  The Company is not generally subject to federal income taxes if it distributes 100 percent of its taxable income.  Most states, where the Company holds investments in real estate, conform to the federal rules recognizing REITs.  Certain subsidiaries have made a joint election with the Company to be treated as taxable REIT subsidiaries (“TRSs”), which permit the Company to engage in certain business activities which the REIT may not conduct directly.  A TRS is subject to federal and state income taxes on its income, and the Company includes, when applicable, a provision for taxes in its condensed consolidated financial statements.  The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiaries. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2016 Annual Report on Form 10-K for the year ended December 31, 2016 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended
	March 31,
	2017	2016
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	65,178	129,158
Earnings attributable to participating securities	(531)	(629)
Net income available to the Company’s common shareholders for basic earnings per share	64,647	128,529
Distributions on convertible units	-	13
Net income available to the Company’s common shareholders for diluted earnings per share	$64,647	$128,542

Weighted average common shares outstanding – basic	423,381	412,630
Effect of dilutive securities (a):
Equity awards	765	1,453
Assumed conversion of convertible units	-	62
Weighted average common shares outstanding – diluted	424,146	414,145

Net income available to the Company's common shareholders:
Basic earnings per share	$0.15	$0.31
Diluted earnings per share	$0.15	$0.31

(a)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 3,445,600 and 5,235,280 stock options that were not dilutive as of March 31, 2017 and 2016, respectively.

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

New Accounting Pronouncements –

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty.  Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09, provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply the amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09. An entity may elect to apply the amendments in ASU 2017-05 either retrospectively to each period presented in the financial statements in accordance with the guidance on accounting changes in FASB’s Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, paragraphs 10-45-5 through 10-45-10 (i.e. the retrospective approach) or retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption (i.e. the modified retrospective approach). An entity may elect to apply all of the amendments in ASU 2017-05 and ASU 2014-09 using the same transition method, and alternatively may elect to use different transition methods. The Company is currently in the process of evaluating the impact the adoption of ASU 2017-05 will have on the Company’s financial position and/or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. The Company has elected to early adopt ASU 2017-01 at the beginning of its fiscal year ended December 31, 2017, including its interim periods within the year, and appropriately applied the guidance to its asset acquisitions of operating properties. Under this update, the Company’s operating property acquisitions during the three months ended March 31, 2017, qualified for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations, and resulted in the capitalization of asset acquisition costs rather than directly expensing these costs.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The update simplifies several aspects of accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption was permitted. The adoption of ASU 2016-09 did not have a material effect on the Company’s financial position and/or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company continues to evaluate the effect the adoption of ASU 2016-02 will have on the Company’s financial position and/or results of operations. However, the Company currently believes that the adoption of ASU 2016-02 will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where the Company is a lessee, primarily for the Company’s ground leases and administrative office leases, the Company will be required to record a lease liability and a right of use asset on its Consolidated Balance Sheets at fair value upon adoption. In addition, direct internal leasing overhead costs will continue to be capitalized, however, indirect internal leasing overhead costs previously capitalized will be expensed under ASU 2016-02.

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

2. Operating Property Activities

Acquisitions of Operating Real Estate -

During the three months ended March 31, 2017, the Company acquired the following operating properties, in separate transactions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Other Consideration*	Total	GLA**
Plantation Commons	Plantation, FL (1)	Jan-17	$-	$-	$12,300	$12,300	60
Gordon Plaza	Woodbridge, VA (1)	Jan-17	-	-	3,100	3,100	184
Plaza del Prado	Glenview, IL	Jan-17	39,063	-	-	39,063	142
Columbia Crossing Parcel	Columbia Crossing, MD	Jan-17	5,100	-	-	5,100	25
			$44,163	$-	$15,400	$59,563	411

* Includes the Company’s previously held equity interest investment.

** Gross leasable area ("GLA")

(1)

The Company acquired from certain of its partners, their ownership interest in properties that were held in joint ventures in which the Company had noncontrolling interests. The Company now has a controlling interest in these properties and has deemed these entities to be VIEs for which the Company is the primary beneficiary and now consolidates these assets. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized gains on change in control of interests resulting from the fair value adjustments associated with the Company’s previously held equity interests, which are included in the purchase price above in Other Consideration. The Company’s current ownership interests and gains on change in control of interests recognized as a result of these transactions are as follows (in thousands):

Property Name	Current Ownership Interest	Gain on change in control of interests
Plantation Commons	76.25%	$9,793
Gordon Plaza	40.62%	395
		$10,188

The Company adopted ASU 2017-01 effective January 1, 2017 and applied the guidance to its operating property acquisitions during the three months ended March 31, 2017. The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions.

The purchase price allocations for properties acquired during the three months ended March 31, 2017, are as follows (in thousands):

Land	$14,516
Buildings	34,135
Above-market leases	1,418
Below-market leases	(1,345)
In-place leases	2,724
Building improvements	7,064
Tenant improvements	961
Other assets	90
Net assets acquired	$59,563

The allocation adjustments and revised allocations for properties accounted for as business combinations during the year ended December 31, 2016 as of March 31, 2017, are as follows (in thousands):

	Allocation as of December 31, 2016	Allocation Adjustments	Revised Allocation as of March 31, 2017
Land	$179,150	$(5,150)	$174,000
Buildings	309,493	(30,696)	278,797
Above-market leases	11,982	885	12,867
Below-market leases	(31,903)	(4,716)	(36,619)
In-place leases	44,094	(1,063)	43,031
Building improvements	124,105	41,895	166,000
Tenant improvements	12,788	(1,155)	11,633
Mortgage fair value adjustment	(4,292)	-	(4,292)
Other assets	234	-	234
Other liabilities	(27)	-	(27)
Net assets acquired	$645,624	$-	$645,624

Dispositions and Assets Held for Sale–

During the three months ended March 31, 2017, the Company disposed of four consolidated operating properties and two out-parcels, in separate transactions, for an aggregate sales price of $57.8 million. These transactions resulted in (i) an aggregate gain of $1.7 million and (ii) aggregate impairment charges of $1.2 million.

At March 31, 2017, the Company had two properties classified as held-for-sale at a carrying amount of $2.6 million, net of accumulated depreciation of $0.1 million, which are included in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company’s determination of the fair value of the properties was based upon executed contracts of sale with third parties. The book value of one of these properties exceeded its estimated fair value, less costs to sell, and as such an impairment charge of $0.2 million was recognized.

Impairments –

During the three months ended March 31, 2017, the Company recognized aggregate impairment charges of $1.6 million. These impairment charges consist of (i) $1.2 million related to the sale of certain operating properties, as discussed above, (ii) $0.2 million related to adjustments to property carrying values for properties which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold periods for such properties and (iii) $0.2 million related to one property classified as held-for-sale for which the book value exceeded its estimated fair value, as discussed above. The Company’s estimated fair values for these properties were based on third party offers through signed contracts. (See Footnote 10 for fair value disclosure).

3. Real Estate Under Development

The Company is engaged in various real estate development projects for long-term investment. As of March 31, 2017, the Company had in progress a total of seven real estate development projects located in the U.S. These projects will be developed into open-air shopping centers aggregating 2.6 million square feet of GLA, including residential and mixed-use components, with a total estimated aggregate project cost of $674.0 million.

The costs incurred to date for these real estate development projects are as follows (in thousands):

Property Name	Location	March 31, 2017	December 31, 2016
Grand Parkway Marketplace	Spring, TX	$106,752	$94,841
Dania Pointe (1)	Dania Beach, FL	114,532	107,113
Promenade at Christiana	New Castle, DE	26,041	25,521
Owings Mills	Owings Mills, MD	26,787	25,119
Lincoln Square (2)	Philadelphia, PA	34,836	-
Avenues Walk	Jacksonville, FL	73,048	73,048
Staten Island Plaza (3)	Staten Island, NY	9,392	9,386
		$391,388	$335,028

(1)	Includes $45.9 million of land held for future development.
(2)

During the three months ended March 31, 2017, KIM Lincoln, LLC (“KIM Lincoln”), a wholly owned subsidiary of the Company, and Lincoln Square Property, LP (“Lincoln Member”) entered in a joint venture agreement wherein KIM Lincoln has a 90% controlling interest and Lincoln Member has a 10% noncontrolling interest. The joint venture acquired land parcels in Philadelphia, PA to be held for development for a gross purchase price of $10.0 million. Based upon the Company’s intent to develop the property, the Company allocated the gross purchase price to Real estate under development on the Company’s Condensed Consolidated Balance Sheets. This joint venture is accounted for as a consolidated VIE (see Footnote 6).

(3)	Land held for future development.

4. Investments in and Advances to Real Estate Joint Ventures

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

 The table below presents joint venture investments for which the Company held an ownership interest at March 31, 2017 and December 31, 2016 (in millions, except number of properties):

	As of March 31, 2017			As of December 31, 2016
Venture	Ownership Interest	Number of Properties	The Company's Investment	Ownership Interest	Number of Properties	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	46	$179.9	15.0%	48	$182.5
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	44	147.1	48.6%	45	145.2
Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	5	115.2	55.0%	5	111.8
Other Joint Venture Programs	Various	33	62.6	Various	37	64.7
Total*		128	$504.8		135	$504.2

* Representing 25.3 million and 26.2 million square feet of GLA, respectively.

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

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
KimPru and KimPru II	$3.3	$2.2
KIR	9.4	7.4
CPP	1.7	3.9
Other Joint Venture Programs	0.3	56.4
Total	$14.7	$69.9

During the three months ended March 31, 2017, certain of the Company’s real estate joint ventures disposed of five operating properties, in separate transactions, for an aggregate sales price of $47.7 million. These transactions resulted in an aggregate net gain to the Company of $0.9 million, before income taxes, for the three months ended March 31, 2017. In addition, during three months ended March 31, 2017, the Company acquired a controlling interest in two operating properties from certain joint ventures, in separate transactions, for a gross purchase price of $15.4 million. See Footnote 2 for the operating properties acquired by the Company.

During the three months ended March 31, 2016, certain of the Company’s real estate joint ventures disposed of or transferred interests to joint venture partners in nine operating properties, in separate transactions, for an aggregate sales price of $344.5 million. These transactions resulted in an aggregate net gain to the Company of $54.1 million, before income taxes, for the three months ended March 31, 2016.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2017 and December 31, 2016 (dollars in millions):

	As of March 31, 2017			As of December 31, 2016
Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$629.3	2.85%	66.3	$647.4	3.07%	67.5
KIR	737.5	4.58%	52.7	746.5	4.64%	54.9
CPP	84.9	2.33%	13.0	84.8	2.17%	16.0
Other Joint Venture Programs	496.9	5.38%	23.9	584.3	5.40%	23.4
Total	$1,948.6			$2,063.0

* Average Remaining Term includes extension options.

5. Other Real Estate Investments

Preferred Equity Capital -

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of March 31, 2017, the Company’s net investment under the Preferred Equity Program was $193.1 million relating to 361 properties, including 346 net leased properties.  During the three months ended March 31, 2017, the Company earned $3.8 million from its preferred equity investments.  During the three months ended March 31, 2016, the Company earned $10.8 million from its preferred equity investments, including $6.9 million in profit participation, before taxes, earned from a capital transaction. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

6. Variable Interest Entities (“VIE”)

Consolidated VIEs

Included within the Company’s consolidated operating properties at March 31, 2017, are 23 consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily based on the fact that the unrelated investors do not have substantial kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At March 31, 2017, total assets of these VIEs were $911.5 million and total liabilities were $173.7 million.

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

Additionally, included within the Company’s real estate development projects at March 31, 2017, are three consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to develop real estate properties to hold as long-term investments. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investments at risk are not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At March 31, 2017, total assets of these real estate development VIEs were $228.3 million and total liabilities were $7.7 million.

Substantially all the projected development costs to be funded for these real estate development projects, aggregating $196.5 million, will be funded with capital contributions from the Company, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

All liabilities of these VIEs are non-recourse to the Company (“VIE Liabilities”). Of the 26 total VIEs, 22 are unencumbered and the assets of these VIEs are not restricted for use to settle only the obligations of these VIEs. The remaining four VIEs are encumbered by third party non-recourse mortgage debt. The assets associated with these four VIEs (“Restricted Assets”) are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The classification of the Restricted Assets and VIE Liabilities on the Company’s Condensed Consolidated Balance Sheets are as follows (in millions):

	As of March 31, 2017	As of December 31, 2016

Restricted Assets:
Real estate, net	$323.1	$326.9
Cash and cash equivalents	3.5	3.8
Accounts and notes receivable, net	1.9	1.6
Other assets	1.9	1.4
Total Restricted Assets	$330.4	$333.7

VIE Liabilities:
Mortgages payable, net	$138.0	$138.6
Other liabilities	43.4	37.6
Total VIE Liabilities	$181.4	$176.2

Unconsolidated Redevelopment Investment

Included in the Company’s joint venture investments at March 31, 2017, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of March 31, 2017, the Company’s investment in this VIE was a negative $7.4 million, due to the fact that the Company had a remaining capital commitment obligation, which is included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $7.4 million, which is the remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

7. Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of March 31, 2017, the Company had a total of 11 loans aggregating $22.6 million, of which all were identified as performing loans.

8. Notes and Mortgages Payable

Notes Payable -

In February 2017, the Company closed on a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (1.86% as of March 31, 2017), could be increased to $2.75 billion through an accordion feature. The Credit Facility replaces the Company’s $1.75 billion unsecured revolving credit facility that was scheduled to mature in March 2018. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of March 31, 2017, the Credit Facility had a balance of $10.0 million outstanding and $0.7 million appropriated for letters of credit.

During the three months ended March 31, 2017, the Company issued the following Senior Unsecured Notes (dollars in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Mar-17	April-27	$400.0	3.80%

The Company used the net proceeds from this issuance, after the underwriting discounts and related offering costs, for general corporate purposes, including to pre-fund near-term debt maturities or to reduce borrowings under the Company’s revolving credit facility.

During the three months ended March 31, 2017, the Company repaid the following notes (dollars in millions):

Type	Date Paid	Amount Repaid (USD)	Interest Rate	Maturity Date
Term Loan	Jan-17	$250.0	(a)	Jan-17

(a)	Interest rate was equal to LIBOR + 0.95%.

Mortgages Payable -

During the three months ended March 31, 2017, the Company repaid off $59.3 million of maturing mortgage debt (including fair market value adjustment of $0.2 million) that encumbered two operating properties.

9. Redeemable Noncontrolling Interests

Redeemable noncontrolling interests includes amounts related to partnership units issued by consolidated subsidiaries of the Company in connection with certain property acquisitions.  Partnership units which are determined to be contingently redeemable under the FASB’s Distinguishing Liabilities from Equity guidance are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Condensed Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented on the Company’s Condensed Consolidated Statements of Income.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Balance at January 1,	$86,953	$86,709
Issuance of redeemable partnership interests (1)	10,000	-
Income	1,066	1,078
Distributions	(988)	(1,082)
Balance at March 31,	$97,031	$86,705

(1)

During the three months ended March 31, 2017, KIM Lincoln, a wholly owned subsidiary of the Company, and Lincoln Member entered in a joint venture agreement wherein KIM Lincoln has a 90% controlling interest and Lincoln Member 10% noncontrolling interest (See Footnote 3).

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes payable, net (1)	$4,053,158	$3,984,730	$3,927,251	$3,890,797
Mortgages payable, net (2)	$1,071,725	$1,074,732	$1,139,117	$1,141,047

(1)

The Company determined that the valuation of its Senior Unsecured Notes and MTNs were classified within Level 2 of the fair value hierarchy and its Term Loan and Credit Facility were classified within Level 3 of the fair value hierarchy.

(2)	The Company determined that its valuation of Mortgages payable, net was classified within Level 3 of the fair value hierarchy.

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2017	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$6,167	$6,167	$-	$-
Liabilities:
Interest rate swaps	$787	$-	$787	$-

	Balance at December 31, 2016	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$6,502	$6,502	$-	$-
Liabilities:
Interest rate swaps	$975	$-	$975	$-

Assets measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016, are as follows (in thousands):

	Balance at March 31, 2017	Level 1	Level 2	Level 3

Real estate	$17,701	$-	$-	$17,701

	Balance at December 31, 2016	Level 1	Level 2	Level 3

Real estate	$117,930	$-	$-	$117,930

During the three months ended March 31, 2017 and 2016, the Company recognized impairment charges related to adjustments to property carrying values of $1.6 million and $5.8 million, respectively. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from third party offers based on signed contracts for which the Company does not have access to the unobservable inputs used to determine these estimated fair values. Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 2 for additional discussion regarding impairment charges).

11. Preferred Stock and Common Stock

The Company’s outstanding Preferred Stock is detailed below:

As of March 31, 2017 and December 31, 2016
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

During February 2015, the Company established an at the market continuous offering program (the “ATM program”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange (the “NYSE”) or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not sell any shares of common stock under the ATM program during the three months ended March 31, 2017. As of March 31, 2017, the Company had $211.9 million available under this ATM program.

12. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2017 and 2016 (in thousands):

	2017	2016
Proceeds held in escrow through sale of real estate interests	$-	$20,503
Issuance of common stock	$-	$91
Surrender of restricted common stock	$(4,991)	$(5,908)
Declaration of dividends paid in succeeding period	$124,680	$116,631
Capital expenditures accrual	$34,386	$19,618
Deemed contribution from noncontrolling interest	$10,000	$-
Consolidation of Joint Ventures:
Increase in real estate and other assets	$15,061	$-
Increase in mortgages payable, other liabilities and non-controlling interests	$(1,270)	$-

13. Incentive Plans

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

The Company recognized expenses associated with its equity awards of $9.6 million and $7.9 million for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, the Company had $41.3 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.3 years.

14. Accumulated Other Comprehensive Income (“AOCI”)

The following tables display the change in the components of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016:

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Unrealized Loss on Interest Rate Swaps	Total
Balance as of January 1, 2017	$6,335	$406	$(975)	$5,766
Other comprehensive income before reclassifications	503	28	188	719
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income	503	28	188	719
Balance as of March 31, 2017	$6,838	$434	$(787)	$6,485

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Unrealized Loss on Interest Rate Swaps	Total
Balance as of January 1, 2016	$6,616	$398	$(1,426)	$5,588
Other comprehensive income before reclassifications	2,510	2	(604)	1,908
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income	2,510	2	(604)	1,908
Balance as of March 31, 2016	$9,126	$400	$(2,030)	$7,496

At March 31, 2017, the Company had a net $6.8 million of unrealized cumulative foreign currency translation adjustment (“CTA”) gains relating to its foreign entity investments in Canada. CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under generally accepted accounting principles in the United States (“GAAP”), the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2015, the Company began selling properties within its Canadian portfolio and as such, the Company may, in the near term, substantially liquidate its remaining investment in Canada, which will require the then unrealized gain on foreign currency translation to be recognized as a benefit to earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates and managements’ ability to estimate the impact thereof, (vii) risks related to the Company’s international operations, (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities , and risks related to acquisitions not performing in accordance with our expectations, (ix) valuation and risks related to the Company’s joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common stock, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges, (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xvi) the risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s Current Reports on Form 8-K that the Company files with the Securities and Exchange Commission (“SEC”).

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of open-air shopping centers. As of March 31, 2017, the Company had interests in 518 shopping center properties aggregating 84.6 million square feet of gross leasable area (“GLA”) located in 34 states, Puerto Rico and Canada. In addition, the Company had 380 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 5.8 million square feet of GLA.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s strategy is to be the premier owner and operator of open-air shopping centers through investments primarily in the U.S.  To achieve this strategy the Company is (i) continuing to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger, higher quality properties in key markets identified by the Company, for which substantial progress has been achieved as of the end of 2016, (ii) simplifying its business by: (a) reducing the number of joint venture investments and (b) exiting Mexico, South America and Canada, for which the exit of South America has been completed, Mexico has been substantially completed and the Company has essentially sold all of its operating properties in Canada, (iii) pursuing redevelopment opportunities within its portfolio to increase overall value and (iv) selectively acquiring land parcels in our key markets for real estate development projects for long-term investment. As part of the Company’s strategy each property is evaluated for its highest and best use, which may include residential and mixed-use components. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate such as, repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company has an active capital recycling program which provides for the disposition of certain U.S. properties. If the Company accepts sales prices for any of these assets that are less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material. In order to execute the Company’s strategy, the Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on U.S. open-air shopping centers.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
	(amounts in millions)
	2017	2016	Change	% change

Revenues from rental property (1)	$289.4	$293.1	$(3.7)	(1.3%)

Rental property expenses: (2)
Rent	$2.8	$2.8	$-	-
Real estate taxes	38.3	34.5	3.8	11.0%
Operating and maintenance	34.2	34.6	(0.4)	(1.2%)
	$75.3	$71.9	$3.4	4.7%

Depreciation and amortization (3)	$92.1	$84.9	$7.2	8.5%

(1)

Revenues from rental property decreased for the three months ended March 31, 2017, primarily from the combined effect of (i) a decrease in revenues of $9.1 million for the three months ended March 31, 2017, as compared to the corresponding period in 2016, due to properties sold during 2017 and 2016, and (ii) a decrease in revenues of $8.1 million for three months ended March 31, 2017, as compared to the corresponding period in 2016, primarily due to tenant vacates during 2016 which includes below market rent write-offs, partially offset by (iii) the acquisition of operating properties during 2017 and 2016, providing incremental revenues for the three months ended March 31, 2017 of $13.5 million as compared to the corresponding period in 2016.

(2)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee, (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the three months ended March 31, 2017, as compared to the corresponding period in 2016, primarily due to the increase in real estate tax expense and acquisitions of properties in 2017 and 2016, partially offset by the disposition of properties during 2017 and 2016.

(3)

Depreciation and amortization increased for the three months ended March 31, 2017, as compared to the corresponding period in 2016, primarily due to operating property acquisitions in 2017 and 2016, partially offset by property dispositions in 2017 and 2016.

During the three months ended March 31, 2017 and 2016, the Company recognized impairment charges related to adjustments to property carrying values of $1.6 million and $5.8 million, respectively, for which the Company’s estimated fair value was primarily based on third party offers through signed contracts. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Interest expense decreased $6.0 million for the three months ended March 31, 2017, as compared to the corresponding period in 2016. This decrease is primarily the result of lower levels of borrowings and lower interest rates on borrowings during the three months ended March 31, 2017, as compared to the corresponding period in 2016.

Benefit/(provision) for income taxes, net changed $12.6 million to a benefit of $0.5 million for the three months ended March 31, 2017, as compared to a provision of $12.1 million the corresponding period in 2016. This change is primarily due to (i) a decrease in foreign tax expense of $10.6 million primarily relating to the sale of certain unconsolidated properties during 2016 within the Company’s Canadian portfolio which were subject to foreign taxes at a consolidated reporting entity level and (ii) a decrease in tax provision of $2.0 million resulting from the Company’s merger of its taxable REIT subsidiary into a wholly-owned LLC of the Company on August 1, 2016.

Equity in income of joint ventures, net decreased $55.2 million for the three months ended March 31, 2017, as compared to the corresponding period in 2016. This decrease is primarily due to (i) a decrease in gains of $53.5 million resulting from fewer sales of properties and interests within various joint venture investments, including the Company’s Canadian Portfolio, during the three months ended March 31, 2017, as compared to the corresponding period in 2016, and (ii) lower equity in income of $1.7 million primarily resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2017 and 2016.

During the three months ended March 31, 2017, the Company acquired, in separate transactions, a controlling interest in two operating properties from certain joint venture partners in which the Company had noncontrolling interests. The Company recorded a gain on change in control of interests of $10.2 million related to the fair value adjustment associated with its previously held equity interest in the operating properties.

Equity in income of other real estate investments, net decreased $7.1 million for the three months ended March 31, 2017, as compared to the corresponding period in 2016. This decrease is primarily due to a decrease in profit participation from capital transactions within the Company’s Preferred Equity Program during the three months ended March 31, 2017, as compared to the corresponding period in 2016.

During the three months ended March 31, 2017, the Company disposed of four consolidated operating properties and two out-parcels, in separate transactions, for an aggregate sales price of $57.8 million. These transactions resulted in an aggregate gain of $1.7 million and aggregate impairment charges of $1.2 million.

During the three months ended March 31, 2016, the Company disposed of seven consolidated operating properties, in separate transactions, for an aggregate sales price of $101.2 million. These transactions resulted in an aggregate gain of $26.9 million, after income tax expense.

Net income attributable to the Company was $76.7 million for the three months ended March 31, 2017, as compared to $140.7 million for the three months ended March 31, 2016. On a diluted per share basis, net income available to the Company’s common shareholders for the three months ended March 31, 2017, was $0.15 as compared to $0.31 for the three months ended March 31, 2016. These changes are primarily attributable to (i) a decrease in equity in income of joint ventures, net, resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2017 and 2016, (ii) a decrease in gains on sale of operating properties and (iii) a decrease in equity in income of other real estate investments, net resulting from a decrease in sales through the Company’s preferred equity program and other investments, partially offset by (iv) a reduction in provision for income taxes, (v) an increase from gain on change of control of interests, (vi) a decrease in interest expense and (vii) a decrease in impairment charges of operating properties during 2017.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At March 31, 2017, the Company’s five largest tenants were TJX Companies, The Home Depot, Ahold Delhaize, Bed Bath & Beyond and Albertsons, which represented 3.5%, 2.5%, 2.1%, 2.0% and 1.8%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.25 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Net cash flow provided by operating activities	$157.1	$137.0
Net cash flow (used for)/provided by investing activities	$(65.4)	$127.8
Net cash flow used for financing activities	$(66.7)	$(232.3)

Operating Activities

The Company anticipates that cash on hand, borrowings under its the Credit Facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Cash flows provided by operating activities for the three months ended March 31, 2017, were $157.1 million, as compared to $137.0 million for the comparable period in 2016.  This increase of $20.1 million is primarily attributable to (i) an increase of cash flow due to new leasing, expansion, re-tenanting of core portfolio properties and a decrease in interest expense and (ii) changes in operating assets and liabilities due to timing of receipts and payments, partially offset by (iii) a decrease in operational distributions from the Company’s joint venture programs, due to the sale of certain joint ventures during 2017 and 2016.

Investing Activities

Cash flows used for investing activities for the three months ended March 31, 2017, were $65.4 million, as compared to cash flows provided by investing activities of $127.8 million for the comparable period in 2016. This change of $193.2 million resulted primarily from (i) a decrease in distributions from liquidation of real estate joint ventures of $50.9 million, (ii) an increase in improvements to real estate under development of $39.1 million, (iii) a decrease in return of investment from liquidation of real estate joint ventures of $40.0 million, primarily due to the liquidation of certain Canadian joint ventures in 2016, (iv) an increase in acquisition of operating real estate and other related net assets of $27.0 million, (v) a decrease in proceeds from the sale of operating and development properties of $27.3 million and (vi) a decrease of $14.8 million in reimbursements of investments in and advances to real estate joint ventures.

Acquisitions of Operating Real Estate and Other Related Net Assets-

During the three months ended March 31, 2017 and 2016, the Company expended $38.4 million and $11.4 million, respectively, towards the acquisition of operating real estate properties. The Company continues to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates acquiring approximately $300.0 million to $350.0 million of operating properties during the remainder of 2017. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities, assumption of mortgage debt, if applicable, and availability under the Company’s revolving line of credit.

Improvements to Operating Real Estate-

During the three months ended March 31, 2017 and 2016, the Company expended $30.1 million and $32.9 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Redevelopment/renovations	$24,034	$19,661
Tenant improvements/tenant allowances	4,075	9,684
Other	1,944	3,521
Total (1)	$30,053	$32,866

(1)

During the three months ended March 31, 2017 and 2016, the Company capitalized interest of $0.5 million and $0.7 million, respectively, and capitalized payroll of $0.6 million and $0.6 million, respectively, in connection with the Company’s improvements to operating real estate.

During the three months ended March 31, 2017 and 2016, the Company capitalized personnel costs of $3.0 million and $3.1 million, respectively, relating to deferred leasing costs.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads which are located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts during 2017 will be approximately $225.0 million to $275.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Real Estate Under Development-

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments. As of March 31, 2017, the Company had in progress a total of seven consolidated real estate development projects located in the U.S. The Company anticipates its capital commitment toward these development projects during 2017 will be approximately $250.0 million to $300.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit. The Company anticipates costs to complete these projects to be approximately $650.0 million to $700.0 million. Additionally, during the three months ended March 31, 2017, the Company capitalized interest of $2.4 million, real estate taxes and insurance of $0.5 million and payroll of $1.3 million, in connection with these real estate development projects.

Financing Activities

Cash flows used for financing activities for the three months ended March 31, 2017, were $66.7 million, as compared to $232.3 million for the comparable period in 2016.  This change of $165.6 million resulted primarily from (i) an increase in proceeds from issuance of unsecured notes of $400.0 million, (ii) a decrease in repayments under unsecured term loan/notes of $50.0 million and (iii) a decrease in principal payments of $43.5 million, partially offset by (iv) a decrease in proceeds from unsecured revolving credit facility, net of $195.0 million, (v) a decrease in proceeds from issuance of stock of $110.9 million, (vi) an increase in financing origination costs of $9.8 million and (vii) an increase in dividends paid of $9.3 million.

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

Debt maturities for the remainder of 2017 consist of $408.0 million of consolidated debt; $235.3 million of unconsolidated joint venture debt and $36.1 million of debt on properties included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available. The 2017 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s revolving credit facility and debt refinancing where applicable.   The 2017 debt maturities on properties in the Company’s unconsolidated joint ventures and Preferred Equity Program are anticipated to be repaid through debt refinancing, unsecured credit facilities and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its investment-grade debt ratings. The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $12.6 billion. Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air shopping centers, funding real estate development projects, expanding and improving properties in the portfolio and other investments.

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

At the Market Continuous Offering Program (“ATM program”) –

During February 2015, the Company established an ATM program, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the NYSE or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not sell any shares of common stock under the ATM program during the three months ended March 31, 2017. As of March 31, 2017, the Company had $211.9 million available under this ATM program.

Medium Term Notes (“MTN”) and Senior Notes –

The Company’s supplemental indentures governing its MTN and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of March 31, 2017
Consolidated Indebtedness to Total Assets	<65%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	7%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.5x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.7x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; and the Seventh Supplemental Indenture dated as of April 24, 2014, each as filed with the SEC. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2016 for specific filing information.

During March 2017, the Company issued $400.0 million of Senior Unsecured Notes at an interest rate of 3.80% payable semi-annually in arrears which are scheduled to mature in April 2027. The Company used the net proceeds from the issuance of $395.5 million, after the underwriting discount and related offering costs, for general corporate purposes including to pre-fund near-term debt maturities and to reduce borrowings under the Company’s revolving credit facility.

Credit Facility -

In February 2017, the Company closed on a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (1.86% as of March 31, 2017), could be increased to $2.75 billion through an accordion feature. The Credit Facility replaces the Company’s $1.75 billion unsecured revolving credit facility that was scheduled to mature in March 2018. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. As of March 31, 2017, the Credit Facility had a balance of $10.0 million outstanding and $0.7 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.  The Company is currently in compliance with these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of March 31, 2017
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	38%
Total Priority Indebtedness to GAV	<35%	7%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.77x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.87x

For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 1, 2017, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2017.

Term Loan –

The Company had a $650.0 million unsecured term loan (“Term Loan’) which was scheduled to mature in January 2017, with three one-year extension options at the Company’s discretion. The Term Loan accrued interest at LIBOR plus 95 basis points. During November 2016, the Company repaid $400.0 million of borrowings under the Company’s Term Loan and in January 2017, the Company repaid the remaining $250.0 million balance and terminated the agreement.

Mortgages Payable –

During the three months ended March 31, 2017, the Company repaid off $59.3 million of maturing mortgage debt (including fair market value adjustment of $0.2 million) that encumbered two operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its real estate development projects. As of March 31, 2017, the Company had over 360 unencumbered property interests in its portfolio.

Dividends –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the three months ended March 31, 2017 and 2016 were $126.3 million and $117.0 million, respectively.

Although the Company receives substantially all its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On February 2, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per common share payable to shareholders of record on April 5, 2017, which was paid on April 17, 2017. Additionally, on April 25, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per common share payable to shareholders of record on July 6, 2017, which is scheduled to be paid on July 17, 2017.

The Board of Directors also declared quarterly dividends with respect to the Company’s various series of cumulative redeemable preferred shares (Class I, Class J and Class K). All dividends on the preferred shares are scheduled to be paid on July 17, 2017, to shareholders of record on July 5, 2017, with an ex-dividend date of June 30, 2017.

Other-

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

Funds From Operations

Funds From Operations (“FFO”) is a supplemental non-GAAP financial measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income/(loss) available to the Company’s common shareholders computed in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding (i) gains or losses from sales of operating real estate assets and change in control of interests, plus (ii) depreciation and amortization of operating properties and (iii) impairment of depreciable real estate and in substance real estate equity investments and (iv) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis.

The Company presents FFO available to the Company’s common shareholders as it considers it an important supplemental measure of our operating performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO available to the Company’s common shareholders when reporting results. Comparison of our presentation of FFO available to the Company’s common shareholders to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

The Company also presents FFO available to the Company’s common shareholders as adjusted as an additional supplemental measure as it believes is more reflective of its core operating performance and provides investors and analysts an additional measure to compare the Company’s performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. FFO available to the Company’s common shareholders as adjusted is generally calculated by the Company as FFO available to the Company’s common shareholders excluding certain transactional income and expenses and non-operating impairments which management believes are not reflective of the results within the Company’s operating real estate portfolio.

FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performances, which does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative for net income as a measure of liquidity.  Our method of calculating FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted for the three months ended March 31, 2017 and 2016, is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income available to the Company’s common shareholders	$65,178	$129,158
Gain on disposition of operating property	(1,098)	(30,883)
Gain on disposition of joint venture operating properties and change in control of interests	(11,230)	(53,726)
Depreciation and amortization - real estate related	90,849	82,451
Depreciation and amortization - real estate joint ventures	9,540	13,432
Impairment of operating properties	2,595	5,953
(Benefit)/provision for income taxes (2)	(39)	12,018
Noncontrolling interests (2)	(655)	(181)
FFO available to the Company’s common shareholders	155,140	158,222
Transactional (income)/expense:
Profit participation from other real estate investments	-	(6,936)
Gain from land sales	(610)	(1,253)
Impairment of other investments	177	1,058
Other, net	751	361
Provision for income taxes (3)	305	1,409
Total transactional income/(expense), net	623	(5,361)
FFO available to the Company’s common shareholders as adjusted	$155,763	$152,861
Weighted average shares outstanding for FFO calculations:
Basic	423,381	412,630
Units	854	853
Dilutive effect of equity awards	765	1,452
Diluted	425,000 (1)	414,935 (1)

FFO per common share – basic	$0.37	$0.38
FFO per common share – diluted	$0.37 (1)	$0.38 (1)
FFO as adjusted per common share – basic	$0.37	$0.37
FFO as adjusted per common share – diluted	$0.37 (1)	$0.37 (1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $229 and $217 for the three months ended March 31, 2017 and 2016, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

(2)	Related to gains, impairment and depreciation on operating properties, where applicable.
(3)	Related to transactional (income)/expense, where applicable.

Same Property Net Operating Income (“Same property NOI”)

Same property NOI is a supplemental non-GAAP financial measure of real estate companies’ operating performance and should not be considered an alternative to net income in accordance with GAAP or as a measure of liquidity. The Company considers same property NOI as an important operating performance measure because it is frequently used by securities analysts and investors to measure only the net operating income of properties that have been owned by the Company for the entire current and prior year reporting periods including those properties under redevelopment. It excludes properties under development and pending stabilization; properties are deemed stabilized at the earlier of (i) reaching 90% leased or (ii) one year following a project’s inclusion in operating real estate. Same property NOI assists in eliminating disparities in net income due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of the Company's properties.

Same property NOI available to the Company’s common shareholders is calculated using revenues from rental properties (excluding straight-line rent adjustments, lease termination fees and amortization of above/below market rents) less charges for bad debt, operating and maintenance expense, real estate taxes and rent expense plus the Company’s proportionate share of Same property NOI from unconsolidated real estate joint ventures, calculated on the same basis. The Company’s method of calculating Same property NOI available to the Company’s common shareholders may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI available to the Company’s common shareholders (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income available to the Company’s common shareholders	$65,178	$129,158
Adjustments:
Management and other fee income	(4,197)	(4,111)
General and administrative	30,574	31,929
Impairment charges	1,617	5,840
Depreciation and amortization	92,074	84,856
Interest and other expense, net	45,209	52,621
(Benefit)/provision for income taxes, net	(493)	12,112
Gain on change in control of interests, net	(10,188)	-
Equity in income of other real estate investments, net	(3,687)	(10,799)
Gain on sale of operating properties, net of tax	(1,686)	(26,896)
Net income attributable to noncontrolling interests	1,482	1,441
Preferred stock dividends	11,555	11,555
Non same property net operating income	(15,437)	(35,247)
Non-operational expense/(income) from joint ventures, net	20,382	(25,065)
Same property NOI available to the Company’s common shareholders	$232,383	$227,394

Same property NOI available to the Company’s common shareholders increased by $5.0 million or 2.2% for the three months ended March 31, 2017, as compared to the corresponding period in 2016. This increase is primarily the result of (i) an increase of $3.4 million related to lease-up and rent commencements in the portfolio and (ii) a decrease of $2.9 million of credit losses, partially offset by (iii) and a decrease in other property income of $1.3 million.

Leasing Activity

During the three months ended March 31, 2017, the Company executed 356 leases totaling over 3.7 million square feet in the Company’s consolidated operating portfolio comprised of 107 new leases and 249 renewals and options. The leasing costs associated with new leases are estimated to aggregate $18.0 million or $27.41 per square foot. These costs include $14.3 million of tenant improvements and $3.7 million of external leasing commissions. The average rent per square foot on new leases was $18.36 and on renewals and options was $14.14.

Tenant Lease Expirations

The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data and percentages:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	183	586	$10,740	1.3%
2017	484	2,544	$43,761	5.2%
2018	883	6,012	$94,987	11.2%
2019	901	6,513	$98,996	11.7%
2020	832	6,110	$95,469	11.3%
2021	810	6,674	$98,847	11.7%
2022	636	5,937	$87,696	10.3%
2023	290	3,723	$52,157	6.2%
2024	246	2,988	$47,895	5.7%
2025	224	2,154	$35,062	4.1%
2026	233	3,804	$51,293	6.1%
2027	200	3,238	$44,407	5.2%

(1)	Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of March 31, 2017, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. Amounts are in millions.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$408.0	$76.4	$2.6	$103.0	$160.0	$202.4	$952.4	$956.1
Average Interest Rate	5.71%	5.04%	5.29%	5.38%	5.39%	4.45%	5.30%

Variable Rate	$-	$19.3	$100.0	$-	$-	$-	$119.3	$118.6
Average Interest Rate	-	3.66%	2.16%	-	-	-	2.40%

Unsecured Debt
Fixed Rate	$-	$299.6	$299.2	$-	$497.0	$2,955.1	$4,050.9	$3,982.4
Average Interest Rate	-	4.30%	6.88%	-	3.20%	3.45%	3.74%

Variable Rate	$-	$-	$-	$-	$-	$2.3	$2.3	$2.3
Average Interest Rate	-	-	-	-	-	1.86%	1.86%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.3 million for the three months ended March 31, 2017 if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments and respective cumulated translation adjustments (“CTA”) as of March 31, 2017.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents, CTA balances are shown in U.S. dollars:

Foreign Investment (in millions)
Country	Local Currency	U.S. Dollars	CTA Gain
Mexican real estate investments (MXN)	71.6	$6.6	$-
Canadian real estate investments (CAD)	46.5	$34.9	$6.8

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Currency fluctuations between local currency and the U.S. dollar, for investments for which the Company has determined that the local currency is the functional currency, for the period in which the Company held its investment result in a CTA. This CTA is recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. The Company’s aggregate CTA gain balance at March 31, 2017, is $6.8 million.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities - During the three months ended March 31, 2017, the Company repurchased 199,213 shares in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. The Company expended approximately $5.0 million to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2017 – January 31, 2017	12,364	$25.34	-	$-
February 1, 2017 - February 28, 2017	186,397	$25.04	-	-
March 1, 2017 – March 31, 2017	452	$23.38	-	-
Total	199,213	$25.05	-	$-

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

10.1

$2.25 Billion Amended and Restated Credit Agreement, dated February 1, 2017, among Kimco Realty Corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2017).

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

KIMCO REALTY CORPORATION

April 28, 2017	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

April 28, 2017	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer