Form 10-Q
period 2017-06-30
KIMCO REALTY CORP
filed 2017-07-28
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 17, 2017, the registrant had 425,636,328 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	June 30,	December 31,
	2017	2016
Assets:
Operating real estate, net of accumulated depreciation of $2,398,558 and $2,278,292 respectively	$9,543,381	$9,394,755
Investments in and advances to real estate joint ventures	506,449	504,209
Real estate under development	418,612	335,028
Other real estate investments	210,246	209,146
Mortgages and other financing receivables	22,495	23,197
Cash and cash equivalents	143,099	142,486
Marketable securities	14,487	8,101
Accounts and notes receivable, net	176,907	181,823
Other assets	522,644	431,855
Total assets (1)	$11,558,320	$11,230,600

Liabilities:
Notes payable, net	$4,520,055	$3,927,251
Mortgages payable, net	870,125	1,139,117
Dividends payable	124,679	124,517
Other liabilities	521,797	549,888
Total liabilities (2)	6,036,656	5,740,773
Redeemable noncontrolling interests	96,062	86,953

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 6,029,100 shares 32,000 shares issued and outstanding (in series) Aggregate liquidation preference $800,000	32	32
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 425,637,458 and 425,034,113 shares, respectively	4,256	4,250
Paid-in capital	5,930,633	5,922,958
Cumulative distributions in excess of net income	(709,671)	(676,867)
Accumulated other comprehensive income	6,073	5,766
Total stockholders' equity	5,231,323	5,256,139
Noncontrolling interests	194,279	146,735
Total equity	5,425,602	5,402,874
Total liabilities and equity	$11,558,320	$11,230,600

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2017 and December 31, 2016 of $654,588 and $333,705, respectively. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at June 30, 2017 and December 31, 2016 of $406,909 and $176,216, respectively. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues
Revenues from rental properties	$292,843	$287,115	$582,234	$580,206
Management and other fee income	4,333	4,373	8,530	8,484

Total revenues	297,176	291,488	590,764	588,690

Operating expenses
Rent	2,765	2,728	5,548	5,546
Real estate taxes	38,747	35,791	77,016	70,263
Operating and maintenance	35,435	33,223	69,665	67,776
General and administrative	27,233	29,928	57,807	61,857
Provision for doubtful accounts	2,096	1,185	3,500	4,660
Impairment charges	29,719	52,213	31,336	58,053
Depreciation and amortization	95,270	82,753	187,344	167,609
Total operating expenses	231,265	237,821	432,216	435,764

Operating income	65,911	53,667	158,548	152,926

Other income/(expense)
Other income/(expense), net	1,439	(1,012)	2,712	(1,182)
Interest expense	(46,090)	(50,479)	(92,572)	(102,930)
Income from continuing operations before income taxes, net, equity in income of joint ventures, net, gain on change in control of interests and equity in income from other real estate investments, net	21,260	2,176	68,688	48,814

Benefit/(provision) for income taxes, net	1,034	246	1,527	(11,866)
Equity in income of joint ventures, net	13,169	108,685	27,902	178,618
Gain on change in control of interests	60,972	46,512	71,160	46,512
Equity in income of other real estate investments, net	38,356	7,959	42,043	18,758

Income from continuing operations	134,791	165,578	211,320	280,836

Gain on sale of operating properties, net of tax	19,883	39,268	21,569	66,164

Net income	154,674	204,846	232,889	347,000

Net income attributable to noncontrolling interests	(11,258)	(1,437)	(12,740)	(2,878)

Net income attributable to the Company	143,416	203,409	220,149	344,122

Preferred stock dividends	(11,555)	(11,555)	(23,110)	(23,110)

Net income available to the Company's common shareholders	$131,861	$191,854	$197,039	$321,012

Per common share:
Net income available to the Company:
-Basic	$0.31	$0.46	$0.46	$0.77
-Diluted	$0.31	$0.46	$0.46	$0.77

Weighted average shares:
-Basic	423,650	417,748	423,516	415,189
-Diluted	424,944	419,302	424,084	416,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$154,674	$204,846	$232,889	$347,000
Other comprehensive income:
Change in unrealized loss/gain on marketable securities	(1,647)	(35)	(1,619)	(33)
Change in unrealized loss on interest rate swaps	17	(155)	205	(759)
Change in foreign currency translation adjustment	1,218	(156)	1,721	2,354
Other comprehensive income:	(412)	(346)	307	1,562

Comprehensive income	154,262	204,500	233,196	348,562

Comprehensive income attributable to noncontrolling interests	(11,258)	(1,437)	(12,740)	(2,878)

Comprehensive income attributable to the Company	$143,004	$203,063	$220,456	$345,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess of Net	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2016	$(572,335)	$5,588	32	$32	413,431	$4,134	$5,608,881	$5,046,300	$135,651	$5,181,951

Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	475	475

Comprehensive income:
Net income	344,122	-	-	-	-	-	-	344,122	2,878	347,000
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	(33)	-	-	-	-	-	(33)	-	(33)
Change in unrealized loss on interest rate swaps	-	(759)	-	-	-	-	-	(759)	-	(759)
Change in foreign currency translation adjustment	-	2,354	-	-	-	-	-	2,354	-	2,354
								-		-
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(2,147)	(2,147)
Dividends ($0.51 per common share; $0.7500 per Class I Depositary Share, and $0.6875 per Class J Depositary Share. and $0.7032 per Class K Depositary Share, respectively)	(237,135)	-	-	-	-	-	-	(237,135)	-	(237,135)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(6,299)	(6,299)
Issuance of common stock	-	-	-	-	5,839	59	139,068	139,127	-	139,127
Surrender of restricted stock	-	-	-	-	(251)	(3)	(6,439)	(6,442)	-	(6,442)
Exercise of common stock options	-	-	-	-	979	10	17,462	17,472	-	17,472
Amortization of equity awards	-	-	-	-	-	-	9,121	9,121	-	9,121
Balance, June 30, 2016	$(465,348)	$7,150	32	$32	419,998	$4,200	$5,768,093	$5,314,127	$130,558	$5,444,685

Balance, January 1, 2017	$(676,867)	$5,766	32	$32	425,034	$4,250	$5,922,958	$5,256,139	$146,735	$5,402,874
Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	48,604	48,604
Comprehensive income:
Net income	220,149	-	-	-	-	-	-	220,149	12,740	232,889
Other comprehensive income, net of tax:
Change in unrealized loss on marketable securities	-	(1,619)	-	-	-	-	-	(1,619)	-	(1,619)
Change in unrealized loss on interest rate swaps	-	205	-	-	-	-	-	205	-	205
Change in foreign currency translation adjustment	-	1,721	-	-	-	-	-	1,721	-	1,721

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,109)	(1,109)
Dividends ($0.54 per common share; $0.7500 per Class I Depositary Share, and $0.6875 per Class J Depositary Share. and $0.7032 per Class K Depositary Share, respectively)	(252,953)	-	-	-	-	-	-	(252,953)	-	(252,953)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(12,691)	(12,691)
Issuance of common stock	-	-	-	-	776	8	(8)	-	-	-
Surrender of restricted stock	-	-	-	-	(224)	(2)	(5,322)	(5,324)	-	(5,324)
Exercise of common stock options	-	-	-	-	51	-	973	973	-	973
Amortization of equity awards	-	-	-	-	-	-	12,032	12,032	-	12,032
Balance, June 30, 2017	$(709,671)	$6,073	32	$32	425,637	$4,256	$5,930,633	$5,231,323	$194,279	$5,425,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities:
Net income	$232,889	$347,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,344	167,609
Impairment charges	31,336	58,053
Equity award expense	13,775	11,552
Gain on sale of operating properties	(21,569)	(72,101)
Gain on change in control of interests	(71,160)	(46,512)
Equity in income of joint ventures, net	(27,902)	(178,618)
Equity in income from other real estate investments, net	(42,043)	(18,758)
Distributions from joint ventures and other real estate investments	27,678	54,029
Change in accounts and notes receivable	4,916	2,551
Change in accounts payable and accrued expenses	(10,506)	(4,697)
Change in Canadian withholding tax receivable	(507)	(66,911)
Change in other operating assets and liabilities	(24,217)	(37,350)
Net cash flow provided by operating activities	300,034	215,847

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(56,036)	(95,801)
Improvements to operating real estate	(81,280)	(70,333)
Acquisition of real estate under development	(10,010)	(50,778)
Improvements to real estate under development	(91,729)	(18,448)
Investment in marketable securities	(9,822)	(1,325)
Proceeds from sale of marketable securities	1,846	1,850
Investments in and advances to real estate joint ventures	(22,704)	(26,160)
Reimbursements of investments in and advances to real estate joint ventures	15,793	56,431
Distributions from liquidation of real estate joint ventures	-	136,005
Return of investment from liquidation of real estate joint ventures	-	149,296
Investment in other real estate investments	(569)	(233)
Reimbursements of investments and advances to other real estate investments	39,751	10,475
Collection of mortgage loans receivable	514	461
Reimbursements of other investments	-	500
Proceeds from sale of operating properties	66,803	214,858
Proceeds from sale of development properties	-	4,551
Net cash flow (used for)/provided by investing activities	(147,443)	311,349

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(463,572)	(233,303)
Principal payments on rental property debt	(8,129)	(10,380)
Proceeds from unsecured revolving credit facility, net	449,958	100,019
Proceeds from issuance of unsecured notes	400,000	150,000
Repayments under unsecured term loan/notes	(250,000)	(300,000)
Financing origination costs	(14,936)	(4,697)
Payment of early extinguishment of debt charges	(708)	-
Change in tenants' security deposits	640	963
Contributions from noncontrolling interests	1,284	-
Conversion/distribution of noncontrolling interests	(14,695)	(2,572)
Dividends paid	(252,793)	(235,458)
Proceeds from issuance of stock, net	973	156,513
Net cash flow used for financing activities	(151,978)	(378,915)

Change in cash and cash equivalents	613	148,281

Cash and cash equivalents, beginning of period	142,486	189,534
Cash and cash equivalents, end of period	$143,099	$337,815

Interest paid during the period (net of capitalized interest of $6,442 and $3,762, respectively)	$96,306	$111,761

Income taxes paid during the period (net of refunds received of $2,082 and $18,723, respectively)	$1,325	$94,639

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

The Company elected status as a Real Estate Investment Trust (a “REIT”) for federal income tax purposes beginning in its taxable year ended December 31, 1991 and operates in a manner that enables the Company to maintain its status as a REIT.  As a REIT, with respect to each taxable year, the Company must distribute at least 90 percent of its taxable income (excluding capital gain) and does not pay federal income taxes on the amount distributed to its shareholders.  The Company is not generally subject to federal income taxes if it distributes 100 percent of its taxable income.  Most states, where the Company holds investments in real estate, conform to the federal rules recognizing REITs.  Certain subsidiaries have made a joint election with the Company to be treated as taxable REIT subsidiaries (“TRSs”), which permit the Company to engage in certain business activities which the REIT may not conduct directly.  A TRS is subject to federal and state income taxes on its income, and the Company includes, when applicable, a provision for taxes in its condensed consolidated financial statements.  The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiaries. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2016 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements (see Footnote 10).

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$131,861	$191,854	$197,039	$321,012
Earnings attributable to participating securities	(647)	(1,067)	(1,070)	(1,701)
Net income available to the Company’s common shareholders for basic earnings per share	131,214	190,787	195,969	319,311
Distributions on convertible units	259	28	29	47
Net income available to the Company’s common shareholders for diluted earnings per share	$131,473	$190,815	$195,998	$319,358

Weighted average common shares outstanding – basic	423,650	417,748	423,516	415,189
Effect of dilutive securities (a):
Equity awards	432	1,457	505	1,450
Assumed conversion of convertible units	862	97	63	93
Weighted average common shares outstanding – diluted	424,944	419,302	424,084	416,732

Net income available to the Company's common shareholders:
Basic earnings per share	$0.31	$0.46	$0.46	$0.77
Diluted earnings per share	$0.31	$0.46	$0.46	$0.77

(a)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 4,010,883 and 5,108,530 stock options that were not dilutive as of June 30, 2017 and 2016, respectively.

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

New Accounting Pronouncements –

The following table represents Accounting Standard Updates (“ASU”) to the FASB’s Accounting Standards Codification (“ASC”) that are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

ASU	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting

The amendment provides guidance about which changes to the

terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new guidance will be applied prospectively to awards modified on or after the adoption date.

		January 1, 2018; Early adoption permitted	The adoption is not expected to have a material effect on the Company’s financial position and/or results of operations.

ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

The amendment clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty.  Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09, discussed below, provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply the amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09 discussed below. An entity may elect to apply the amendments in ASU 2017-05 either retrospectively to each period presented in the financial statements in accordance with the guidance on accounting changes in ASC Topic 250, Accounting Changes and Error Corrections, paragraphs 10-45-5 through 10-45-10 (i.e. the retrospective approach) or retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption (i.e. the modified retrospective approach). An entity may elect to apply all of the amendments in ASU 2017-05 and ASU 2014-09 using the same transition method, or alternatively may elect to use different transition methods.

		January 1, 2018; Early adoption is permitted if adopted with ASU 2014-09	Upon adoption, the Company will appropriately apply the guidance to prospective disposals of nonfinancial assets within the scope of Subtopic 610-20.
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

		January 1, 2020; Early adoption permitted	The adoption is not expected to have a material effect on the Company’s financial position and/or results of operations.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations

ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying performance obligations and licensing

ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-scope improvements and practical expedients

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

In August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017.

Subsequently, in March 2016, the FASB issued ASU 2016-08, which further clarifies the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued ASU 2016-10, an update on identifying performance obligations and accounting for licenses of intellectual property.

Additionally, in May 2016, the FASB issued ASU 2016-12, which includes amendments for enhanced clarification of the guidance. Early adoption is permitted as of the original effective date.

January 1, 2018; Early adoption permitted as of original effective date, which was January 1, 2017

The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard until the effective date of ASU 2016-02 discussed below. As a result, the Company does not expect the adoption to have a material impact on the Company’s rental income. The Company continues to evaluate the effect the adoption will have on the Company’s other sources of revenue which include management and other fee income. However, the Company currently does not believe the adoption will significantly affect the timing of the recognition of the Company’s management and other fee income. The Company plans to adopt this standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of adoption.

ASU 2016-02, Leases (Topic 842)

This ASU sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840).

January 1, 2019; Early adoption permitted

The Company continues to evaluate the effect the adoption will have on the Company’s financial position and/or results of operations. However, the Company currently believes that the adoption will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where the Company is a lessee, primarily for the Company’s ground leases and administrative office leases, the Company will be required to record a lease liability and a right of use asset on its Consolidated Balance Sheets at fair value upon adoption. In addition, direct internal leasing costs will continue to be capitalized, however, indirect internal leasing costs previously capitalized will be expensed. Within the terms of the Company’s leases where the Company is the lessor, the Company is entitled to receive reimbursement amounts from tenants for operating expenses such as real estate taxes, insurance and other common area maintenance (“CAM”). CAM reimbursement revenue will be accounted for in accordance with Topic 606 upon adoption of this ASU 2016-02. The Company continues to evaluate the effect the adoption will have on this source of revenue. However, the Company currently does not believe the adoption will significantly affect the timing of the recognition of the Company’s CAM reimbursement revenue.

The following ASU’s to the FASB’s ASC have been adopted by the Company:

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.

January 1, 2017; Elected early adoption

The Company’s operating property acquisitions during the six months ended June 30, 2017, qualified for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations, and resulted in the capitalization of asset acquisition costs rather than directly expensing these costs.

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

		January 1, 2017	The adoption did not have a material effect on the Company’s financial position and/or results of operations.

2. Operating Property Activities

Acquisitions of Operating Real Estate -

During the six months ended June 30, 2017, the Company acquired the following operating properties, in separate transactions, through direct asset purchases or consolidation due to change in control resulting from the purchase of additional interests or obtaining control through the modification of a joint venture investment:

			Purchase Price (in thousands)
Property Name	Location	Month Acquired/ Consolidated	Cash	Debt	Other Consideration*	Total	GLA**
Plantation Commons	Plantation, FL (1)(3)	Jan-17	$-	$-	$12,300	$12,300	60
Gordon Plaza	Woodbridge, VA (1)(3)	Jan-17	-	-	3,100	3,100	184
Plaza del Prado	Glenview, IL	Jan-17	39,063	-	-	39,063	142
Columbia Crossing Parcel	Columbia Crossing, MD	Jan-17	5,100	-	-	5,100	25
The District at Tustin Legacy	Tustin, CA (2)(3)	Apr-17	-	206,000	98,698	304,698	688
			$44,163	$206,000	$114,098	$364,261	1,099

* Includes the Company’s previously held equity interest investment

** Gross leasable area ("GLA")

(1)

The Company acquired from its partners, their ownership interest in properties that were held in joint ventures in which the Company had noncontrolling interests. The Company now has a controlling interest in these properties and has deemed these entities to be VIEs for which the Company is the primary beneficiary and now consolidates these assets.

(2)

Effective April 1, 2017, the Company and its partner amended its joint venture agreement relating to the Company’s investment in this property. As a result of this amendment, the Company now controls the entity and consolidates the property. This entity is deemed to be a VIE for which the Company is the primary beneficiary.

(3)

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

Property Name	Current Ownership Interest	Gain on change in control of interests
Plantation Commons	76.25%	$9,793
Gordon Plaza	40.62%	395
The District at Tustin Legacy	(a)	60,972
		$71,160

(a)	The Company’s share of this investment is subject to change and dependent upon property cash flows (54.27% as of date of consolidation).

Included in the Company’s Condensed Consolidated Statements of Income are $7.3 million and $4.8 million in revenues from rental properties from the date of acquisition through June 30, 2017 and 2016, respectively, for operating properties acquired during each of the respective years.

The Company adopted ASU 2017-01 effective January 1, 2017 and applied the guidance to its operating property acquisitions during the six months ended June 30, 2017. The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions.

The purchase price allocations for properties acquired/consolidated during the six months ended June 30, 2017, are as follows (in thousands):

Land	$120,645
Buildings	192,428
Above-market leases	11,697
Below-market leases	(7,129)
In-place leases	27,170
Building improvements	16,218
Tenant improvements	7,665
Mortgage fair value adjustment	(6,222)
Other assets	5,090
Other liabilities	(3,301)
Net assets acquired	$364,261

As of June 30, 2017, the allocation adjustments and revised allocations for properties accounted for as business combinations during the year ended December 31, 2016, are as follows (in thousands):

	Allocation as of December 31, 2016	Allocation Adjustments	Revised Allocation as of June 30, 2017
Land	$179,150	$(5,150)	$174,000
Buildings	309,493	(30,696)	278,797
Above-market leases	11,982	885	12,867
Below-market leases	(31,903)	(4,716)	(36,619)
In-place leases	44,094	(1,063)	43,031
Building improvements	124,105	41,895	166,000
Tenant improvements	12,788	(1,155)	11,633
Mortgage fair value adjustment	(4,292)	-	(4,292)
Other assets	234	-	234
Other liabilities	(27)	-	(27)
Net assets acquired	$645,624	$-	$645,624

Dispositions–

During the six months ended June 30, 2017, the Company disposed of 11 consolidated operating properties and five out-parcels, in separate transactions, for an aggregate sales price of $157.3 million. These transactions resulted in (i) an aggregate gain of $21.6 million and (ii) aggregate impairment charges of $2.4 million.

Impairments–

During the six months ended June 30, 2017, the Company recognized aggregate impairment charges of $31.3 million. These impairment charges consist of (i) $2.4 million related to the sale of certain operating properties, as discussed above, (ii) $12.7 million related to adjustments to property carrying values for properties which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold periods for such properties and (iii) $16.2 million related to a property for which the Company has re-evaluated its long-term plan for the property due to unfavorable local market conditions. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) a discounted cash flow model. See Footnote 11 for fair value disclosure.

3. Real Estate Under Development

The Company is engaged in various real estate development projects for long-term investment. As of June 30, 2017, the Company had in progress a total of five active real estate development projects and two additional projects held for future development located in the U.S.

The costs incurred to date for these real estate development projects are as follows (in thousands):

Property Name	Location	June 30, 2017	December 31, 2016
Grand Parkway Marketplace (1)	Spring, TX	$129,414	$94,841
Dania Pointe (2)	Dania Beach, FL	126,790	107,113
Promenade at Christiana	New Castle, DE	28,734	25,521
Owings Mills	Owings Mills, MD	28,226	25,119
Lincoln Square (3)	Philadelphia, PA	47,481	-
Avenues Walk (4)	Jacksonville, FL	48,573	73,048
Staten Island Plaza (5)	Staten Island, NY	9,394	9,386
		$418,612	$335,028

(1)	During the six months ended June 30, 2017, the Company sold a land parcel at this development project for a sales price of $2.9 million.
(2)	Includes $45.9 million of land held for future development.
(3)

During the six months ended June 30, 2017, KIM Lincoln, LLC (“KIM Lincoln”), a wholly owned subsidiary of the Company, and Lincoln Square Property, LP (“Lincoln Member”) entered into a joint venture agreement wherein KIM Lincoln has a 90% controlling interest and Lincoln Member has a 10% noncontrolling interest. The joint venture acquired land parcels in Philadelphia, PA to be held for development for a gross purchase price of $10.0 million. Based upon the Company’s intent to develop the property, the Company allocated the gross purchase price to Real estate under development on the Company’s Condensed Consolidated Balance Sheets. This joint venture is accounted for as a consolidated VIE (see Footnote 6).

(4)

Effective April 1, 2017, certain aspects of this development project, aggregating $24.5 million, were placed in service and reclassified into Operating real estate, net on the Company’s Condensed Consolidated Balance Sheets. The remaining portion of the project consists of a mixed-use project to be developed in the future.

(5)	Land held for future development.

During the six months ended June 30, 2017, the Company capitalized interest of $5.2 million, real estate taxes and insurance of $1.2 million and payroll of $2.2 million, in connection with these real estate development projects.

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

The table below presents joint venture investments for which the Company held an ownership interest at June 30, 2017 and December 31, 2016 (in millions, except number of properties):

	As of June 30, 2017			As of December 31, 2016
Venture	Ownership Interest	Number of Properties	The Company's Investment	Ownership Interest	Number of Properties	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	46	179.2	15.0%	48	$182.5
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	44	146.8	48.6%	45	145.2
Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	5	119.5	55.0%	5	111.8
Other Joint Venture Programs	Various	31	60.9	Various	37	64.7
Total*		126	$506.4		135	$504.2

* Representing 24.6 million and 26.2 million square feet of GLA, respectively.

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

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
KimPru and KimPru II	$3.2	$3.1	$6.5	$5.3
KIR	7.2	12.1	16.6	19.5
CPP	1.3	0.9	2.9	4.8
Other Joint Venture Programs	1.5	92.6	1.9	149.0
Total	$13.2	$108.7	$27.9	$178.6

During the six months ended June 30, 2017, certain of the Company’s real estate joint ventures disposed of six operating properties and a portion of one property, in separate transactions, for an aggregate sales price of $49.3 million. These transactions resulted in an aggregate net gain to the Company of $0.1 million, before income taxes, for the six months ended June 30, 2017. In addition, during the six months ended June 30, 2017, the Company acquired a controlling interest in three operating properties from certain joint ventures, in separate transactions, for a gross fair value of $320.1 million. See Footnote 2 for the operating properties acquired by the Company.

During the six months ended June 30, 2016, certain of the Company’s real estate joint ventures disposed of or transferred interests to joint venture partners in 33 operating properties, in separate transactions, for an aggregate sales price of $859.0 million. These transactions resulted in an aggregate net gain to the Company of $143.2 million, before income taxes, for the six months ended June 30, 2016. In addition, during the six months ended June 30, 2016, the Company acquired a controlling interest in one operating property and one development project from certain joint ventures, in separate transactions, for a gross fair value of $299.2 million.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2017 and December 31, 2016 (dollars in millions):

	As of June 30, 2017			As of December 31, 2016
Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$628.1	3.34%	66.0	$647.4	3.07%	67.5
KIR	735.8	4.62%	49.9	746.5	4.64%	54.9
CPP	84.9	2.55%	10.0	84.8	2.17%	16.0
Other Joint Venture Programs	289.9	4.33%	32.9	584.3	5.40%	23.4
Total	$1,738.7			$2,063.0

* Includes extension options

5. Other Real Estate Investments

Preferred Equity Capital -

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of June 30, 2017, the Company’s net investment under the Preferred Equity Program was $194.6 million relating to 359 properties, including 345 net leased properties.  During the six months ended June 30, 2017, the Company earned $7.4 million from its preferred equity investments. During the six months ended June 30, 2016, the Company earned $18.7 million from its preferred equity investments, including $10.0 million in profit participation earned from four capital transactions. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

Kimsouth (Albertsons)-

Kimsouth Realty Inc. (“Kimsouth”) is a wholly-owned subsidiary of the Company. KRS AB Acquisition, LLC (the “ABS Venture”) is a subsidiary of Kimsouth that has a 14.35% noncontrolling interest (of which the Company’s share is 9.8%), in AB Acquisition, LLC (“AB Acquisition”), a joint venture which owns Albertsons LLC (“Albertsons”), NAI Group Holdings Inc. and Safeway Inc. The Company holds a controlling interest in the ABS Venture and consolidates this entity.

During June 2017, the Company and ABS Venture received an aggregate cash distribution of $34.6 million from Albertsons, of which the Company’s combined share was $23.7 million with the remaining $10.9 million distributed to the two noncontrolling interest members in the ABS Venture. This distribution exceeded the Company’s carrying basis and as such was recognized as income and is included in Equity in income from other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

6. Variable Interest Entities (“VIE”)

Consolidated VIEs

Included within the Company’s consolidated operating properties at June 30, 2017, are 24 consolidated partnership entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily based on the fact that the unrelated investors do not have substantial kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At June 30, 2017, total assets of these VIEs were $1.2 billion and total liabilities were $390.5 million.

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

Additionally, included within the Company’s real estate development projects at June 30, 2017, are three consolidated partnership entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to develop real estate properties to hold as long-term investments. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investments at risk are not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At June 30, 2017, total assets of these real estate development VIEs were $253.4 million and total liabilities were $16.4 million.

Substantially all the projected development costs to be funded for these three real estate development projects, aggregating $168.4 million, will be funded with capital contributions from the Company, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

All liabilities of these VIEs are non-recourse to the Company (“VIE Liabilities”). Of the 27 total VIEs, 22 are unencumbered and the assets of these VIEs are not restricted for use to settle only the obligations of these VIEs. The remaining five VIEs are encumbered by third party non-recourse mortgage debt. The assets associated with these five VIEs (“Restricted Assets”) are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The classification of the Restricted Assets and VIE Liabilities on the Company’s Condensed Consolidated Balance Sheets are as follows (in millions):

	June 30, 2017	December 31, 2016
Restricted Assets:
Real estate, net	$634.1	$326.9
Cash and cash equivalents	9.4	3.8
Accounts and notes receivable, net	2.3	1.6
Other assets	8.8	1.4
Total Restricted Assets	$654.6	$333.7

VIE Liabilities:
Mortgages payable, net	$347.2	$138.6
Other liabilities	59.7	37.6
Total VIE Liabilities	$406.9	$176.2

7. Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of June 30, 2017, the Company had a total of 11 loans aggregating $22.5 million, of which all were identified as performing loans.

8. Marketable Securities

       During the six months ended June 30, 2017, the Company acquired available-for-sale marketable equity securities for an aggregate purchase price of $9.8 million. At June 30, 2017, the Company’s investment in marketable securities was $14.5 million, which includes an aggregate unrealized loss of $1.2 million relating to marketable equity security investments.

9. Notes and Mortgages Payable

Notes Payable -

In February 2017, the Company closed on a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (2.10% as of June 30, 2017), can be increased to $2.75 billion through an accordion feature. The Credit Facility replaces the Company’s $1.75 billion unsecured revolving credit facility that was scheduled to mature in March 2018. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of June 30, 2017, the Credit Facility had a balance of $475.0 million outstanding and $0.5 million appropriated for letters of credit.

During the six months ended June 30, 2017, the Company issued the following Senior Unsecured Notes (amounts in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Mar-17	April-27	$400.0	3.80%

During the six months ended June 30, 2017, the Company repaid the following notes (amounts in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Term Loan	Jan-17	$250.0	(a)	Jan-17

(a)	Interest rate was equal to LIBOR + 0.95%.

Mortgages Payable -

During the six months ended June 30, 2017, the Company (i) consolidated $212.2 million of individual non-recourse mortgage debt (including a fair market value adjustment of $6.2 million) relating to a joint venture operating property which the Company now controls and (ii) paid off $465.5 million of maturing mortgage debt (including fair market value adjustments of $1.9 million) that encumbered 22 operating properties.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	2017	2016
Balance at January 1,	$86,953	$86,709
Issuance of redeemable partnership interests (1)	10,000	-
Income (2)	1,109	2,147
Distributions	(2,000)	(2,082)
Balance at June 30,	$96,062	$86,774

(1)

During the six months ended June 30, 2017, KIM Lincoln, a wholly owned subsidiary of the Company, and Lincoln Member entered into a joint venture agreement wherein KIM Lincoln has a 90% controlling interest and Lincoln Member 10% noncontrolling interest (See Footnote 3).

(2)	Includes $1.0 million in fair market value remeasurement for the six months ended June 30, 2017.

During July 2017, the Company redeemed the remaining 79,642,697 Preferred A Units for a total redemption price of $79.9 million, including an accrued preferred return of $0.4 million. These Preferred A Units, which had a par value of $1.00 and return per annum of 5.0%, were issued during 2006 along with the acquisition of seven shopping center properties located in Puerto Rico.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes payable, net (1)	$4,520,055	$4,476,466	$3,927,251	$3,890,797
Mortgages payable, net (2)	$870,125	$872,448	$1,139,117	$1,141,047

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2017	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$12,953	$12,953	$-	$-
Liabilities:
Interest rate swaps	$770	$-	$770	$-

	Balance at December 31, 2016	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$6,502	$6,502	$-	$-
Liabilities:
Interest rate swaps	$975	$-	$975	$-

Assets measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016, are as follows (in thousands):

	Balance at June 30, 2017	Level 1	Level 2	Level 3

Real estate	$40,098	$-	$-	$40,098

	Balance at December 31, 2016	Level 1	Level 2	Level 3

Real estate	$117,930	$-	$-	$117,930

During the six months ended June 30, 2017 and 2016, the Company recognized impairment charges related to adjustments to property carrying values of $31.3 million and $58.1 million, respectively. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) a discounted cash flow model. The Company does not have access to the unobservable inputs used to determine these estimated fair values of third party offers. For the discounted cash flow model, a capitalization rate of 8.50% and a discount rate of 10.00% were utilized in the model based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for this respective investment. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 2 for additional discussion regarding impairment charges).

12. Preferred Stock and Common Stock

The Company’s outstanding Preferred Stock is detailed below:

As of June 30, 2017 and December 31, 2016
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

During February 2015, the Company established an at the market continuous offering program (the “ATM program”) which is effective for a term of three years, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange (the “NYSE”) or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not sell any shares of common stock under the ATM program during the six months ended June 30, 2017. As of June 30, 2017, the Company had $211.9 million available under this ATM program.

13. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2017 and 2016 (in thousands):

	2017	2016
Proceeds held in escrow through sale of real estate interests	$89,770	$62,038
Issuance of common stock	$-	$85
Surrender of restricted common stock	$(5,324)	$(6,442)
Declaration of dividends paid in succeeding period	$124,679	$116,857
Capital expenditures accrual	$45,898	$15,021
Deemed contribution from noncontrolling interest	$10,000	$-
Consolidation of Joint Ventures:
Increase in real estate and other assets	$325,981	$211,457
Increase in mortgages payable, other liabilities and non-controlling interests	$258,626	$100,475

14. Incentive Plans

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

The Company recognized expenses associated with its equity awards of $13.8 million and $11.6 million for the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, the Company had $37.0 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.1 years.

15. Accumulated Other Comprehensive Income (“AOCI”)

The following tables display the change in the components of accumulated other comprehensive income for the six months ended June 30, 2017 and 2016:

	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Available-for- Sale Investments	Unrealized Loss on Interest Rate Swaps	Total
Balance as of January 1, 2017	$6,335	$406	$(975)	$5,766
Other comprehensive income before reclassifications	1,721	(1,619)	205	307
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income	1,721	(1,619)	205	307
Balance as of June 30, 2017	$8,056	$(1,213)	$(770)	$6,073

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for- Sale Investments	Unrealized Loss on Interest Rate Swaps	Total
Balance as of January 1, 2016	$6,616	$398	$(1,426)	$5,588
Other comprehensive income before reclassifications	2,354	(33)	(759)	1,562
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income	2,354	(33)	(759)	1,562
Balance as of June 30, 2016	$8,970	$365	$(2,185)	$7,150

At June 30, 2017, the Company had a net $8.1 million of unrealized cumulative foreign currency translation adjustment (“CTA”) gains relating to its foreign entity investments in Canada. CTA results from currency fluctuations between local currency and the U.S. dollar during the period in which the Company held its investment. CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Under generally accepted accounting principles in the United States (“GAAP”), the Company is required to release CTA balances into earnings when the Company has substantially liquidated its investment in a foreign entity. During 2015, the Company began selling properties within its Canadian portfolio and as such, the Company may, in the near term, substantially liquidate its remaining investment in Canada, which will require the then unrealized gain on foreign currency translation to be recognized as a benefit to earnings.

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of open-air shopping centers. As of June 30, 2017, the Company had interests in 511 shopping center properties aggregating 84.1 million square feet of gross leasable area (“GLA”) located in 32 states, Puerto Rico and Canada. In addition, the Company had 376 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 5.7 million square feet of GLA.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s strategy is to be the premier owner and operator of open-air shopping centers through investments primarily in the U.S.  To achieve this strategy the Company is (i) continuing to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger, higher quality properties in key markets identified by the Company, for which substantial progress has been achieved as of June 30, 2017, (ii) simplifying its business by: (a) reducing the number of joint venture investments and (b) exiting Mexico, South America and Canada, for which the exit of South America has been completed, Mexico has been substantially completed and the Company has essentially sold all of its operating properties in Canada, (iii) pursuing redevelopment opportunities within its portfolio to increase overall value and (iv) selectively acquiring land parcels in our key markets for real estate development projects for long-term investment. As part of the Company’s strategy each property is evaluated for its highest and best use, which may include residential and mixed-use components. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate such as, repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company has an active capital recycling program which provides for the disposition of certain U.S. properties. If the Company accepts sales prices for any of these assets that are less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material. In order to execute the Company’s strategy, the Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on U.S. open-air shopping centers.

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

	Three Months Ended
	June 30,
	(amounts in millions)
	2017	2016	Change	% change

Revenues from rental property (1)	$292.8	$287.1	$5.7	2.0%

Rental property expenses: (3)
Rent	$2.8	$2.7	$0.1	3.7%
Real estate taxes	38.7	35.8	2.9	8.1%
Operating and maintenance	35.4	33.2	2.2	6.6%
	$76.9	$71.7	$5.2	7.3%

Depreciation and amortization (4)	$95.3	$82.8	$12.5	15.1%

Comparison of the six months ended June 30, 2017 and 2016

	Six Months Ended
	June 30,
	(amounts in millions)
	2017	2016	Change	% change

Revenues from rental property (2)	$582.2	$580.2	$2.0	0.3%

Rental property expenses: (3)
Rent	$5.5	$5.5	$-	-
Real estate taxes	77.0	70.3	6.7	9.5%
Operating and maintenance	69.7	67.8	1.9	2.8%
	$152.2	$143.6	$8.6	6.0%

Depreciation and amortization (4)	$187.3	$167.6	$19.7	11.8%

(1)

Revenues from rental property increased for the three months ended June 30, 2017, primarily from the combined effect of (i) the acquisition and consolidation of operating properties during 2017 and 2016, providing incremental revenues for the three months ended June 30, 2017 of $13.8 million, as compared to the corresponding period in 2016, partially offset by (ii) a decrease in revenues of $7.8 million for the three months ended June 30, 2017, as compared to the corresponding period in 2016, primarily due to tenant vacates during 2017 and 2016, which includes below market rent write-offs, and (iii) a decrease in revenues of $0.3 million for the three months ended June 30, 2017, as compared to the corresponding period in 2016, due to properties sold during 2017 and 2016.

(2)

Revenues from rental property increased for the six months ended June 30, 2017, primarily from the combined effect of (i) the acquisition and consolidation of operating properties during 2017 and 2016, providing incremental revenues for the six months ended June 30, 2017 of $27.3 million, as compared to the corresponding period in 2016, partially offset by (ii) a decrease in revenues of $17.3 million for the six months ended June 30, 2017, as compared to the corresponding period in 2016, due to properties sold during 2017 and 2016 and (iii) a decrease in revenues of $8.0 million for the six months ended June 30, 2017, as compared to the corresponding period in 2016, primarily due to tenant vacates during 2017 and 2016 which includes below market rent write-offs.

(3)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee, (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016, primarily due to the increase in real estate tax expense and acquisition/consolidation of operating properties in 2017 and 2016, partially offset by the disposition of properties during 2017 and 2016.

(4)

Depreciation and amortization increased for the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016, primarily due to the acquisition/consolidation of operating properties in 2017 and 2016, and write-offs relating to the Company’s redevelopment projects in 2016, partially offset by property dispositions in 2017 and 2016.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense and other company-specific expenses. General and administrative expenses decreased $2.7 million and $4.1 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016, primarily due to reductions in public company costs, professional fees and other personnel related costs.

During the six months ended June 30, 2017 and 2016, the Company recognized impairment charges related to adjustments to property carrying values of $31.3 million and $58.1 million, respectively, for which the Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the long-term plan for certain properties. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Other income/(expense), net changed $3.9 million to income of $2.7 million for the six months ended June 30, 2017, as compared to an expense of $1.2 million for the corresponding period in 2016. This change is primarily due to (i) a reduction in acquisition and demolition related costs of $1.1 million, (ii) an increase in foreign currency translation gains of $0.9 million and (iii) an increase in gains on land sales of $0.6 million.

Interest expense decreased $4.4 million and $10.4 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. This decrease is primarily the result of lower interest rates on borrowings during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016.

Benefit/(provision) for income taxes, net changed $13.4 million to a benefit of $1.5 million for the six months ended June 30, 2017, as compared to a provision of $11.9 million for the corresponding period in 2016. This change is primarily due to (i) a decrease in foreign tax expense of $29.9 million primarily relating to the sale of certain unconsolidated properties during 2016 within the Company’s Canadian portfolio which were subject to foreign taxes at a consolidated reporting entity level and (ii) a decrease in tax provision of $4.3 million resulting from the Company’s merger of its taxable REIT subsidiary into a wholly-owned LLC of the Company on August 1, 2016, partially offset by (iii) a decrease in tax benefit of $21.2 million related to impairment charges recognized during the six months ended June 30, 2016.

Equity in income of joint ventures, net decreased $95.5 million for the three months ended June 30, 2017, as compared to the corresponding period in 2016. This decrease is primarily due to (i) a decrease in gains of $92.9 million resulting from fewer sales of properties and interests within various joint venture investments, including the Company’s Canadian Portfolio, during the three months ended June 30, 2017, as compared to the corresponding period in 2016, and (ii) lower equity in income of $4.5 million primarily resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2017 and 2016, partially offset by (iii) a decrease in impairment charges of $1.9 million recognized during 2017, as compared to 2016.

Equity in income of joint ventures, net decreased $150.7 million for the six months ended June 30, 2017, as compared to the corresponding period in 2016. This decrease is primarily due to (i) a decrease in gains of $146.4 million resulting from fewer sales of properties and interests within various joint venture investments, including the Company’s Canadian Portfolio, during the six months ended June 30, 2017, as compared to the corresponding period in 2016, and (ii) lower equity in income of $6.2 million primarily resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2017 and 2016, partially offset by (iii) a decrease in impairment charges of $1.9 million recognized during 2017, as compared to 2016.

During the six months ended June 30, 2017, the Company acquired, in separate transactions, a controlling interest in three operating properties from certain joint venture partners in which the Company had noncontrolling interests. The Company recorded a gain on change in control of interests of $71.2 million related to the fair value adjustment associated with its previously held equity interest in the operating properties.

During the six months ended June 30, 2016, the Company acquired, in separate transactions, a controlling interest in one operating property and one development project from certain joint venture partners in which the Company had noncontrolling interests. The Company recorded a gain on change in control of interests of $46.5 million related to the fair value adjustment associated with its previously held equity interest in the operating property.

Equity in income of other real estate investments, net increased $30.4 million for the three months ended June 30, 2017, as compared to the corresponding period in 2016. This increase is primarily due to an increase of $34.6 million in equity in income from the Albertsons joint venture resulting from a cash distribution received in excess of the Company’s carrying basis during the three months ended June 30, 2017, partially offset by a decrease in earnings from and profit participation from capital transactions within the Company’s Preferred Equity Program of $4.3 million during the three months ended June 30, 2017, as compared to the corresponding period in 2016.

Equity in income of other real estate investments, net increased $23.3 million for the six months ended June 30, 2017, as compared to the corresponding period in 2016. This increase is primarily due to an increase of $34.6 million in equity in income from the Albertsons joint venture resulting from cash distributions received in excess of the Company’s carrying basis during the six months ended June 30, 2017, partially offset by a decrease in earnings from and profit participation from capital transactions within the Company’s Preferred Equity Program of $11.3 million during the six months ended June 30, 2017, as compared to the corresponding period in 2016.

During the six months ended June 30, 2017, the Company disposed of 11 consolidated operating properties and five out-parcels, in separate transactions, for an aggregate sales price of $157.3 million. These transactions resulted in an aggregate gain of $21.6 million and aggregate impairment charges of $2.4 million.

During the six months ended June 30, 2016, the Company disposed of 20 consolidated operating properties, in separate transactions, for an aggregate sales price of $282.3 million. These transactions resulted in an aggregate gain of $66.2 million, after income tax expense, and aggregate impairment charges of $7.2 million.

Net income attributable to noncontrolling interests increased $9.8 million and $9.9 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. This increase is primarily due to equity in income attributable to the Company’s noncontrolling partners in the Albertsons joint venture during 2017.

Net income attributable to the Company was $143.4 million for the three months ended June 30, 2017, as compared to $203.4 million for the three months ended June 30, 2016. On a diluted per share basis, net income available to the Company’s common shareholders for the three months ended June 30, 2017, was $0.31 as compared to $0.46 for the three months ended June 30, 2016. Net income attributable to the Company was $220.1 million for the six months ended June 30, 2017, as compared to $344.1 million for the six months ended June 30, 2016. On a diluted per share basis, net income available to the Company’s common shareholders for the six months ended June 30, 2017, was $0.46 as compared to $0.77 for the six months ended June 30, 2016. These changes are primarily attributable to (i) a decrease in equity in income of joint ventures, net, resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2017 and 2016, and (ii) a decrease in gains on sale of operating properties, partially offset by (iii) an increase in equity in income of other real estate investments, net, (iv) a decrease in impairment charges of operating properties, (v) an increase from gain on change of control of interests and (vi) a decrease in interest expense.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At June 30, 2017, the Company’s five largest tenants were TJX Companies, The Home Depot, Ahold Delhaize, Bed Bath & Beyond and Albertsons, which represented 3.6%, 2.5%, 2.1%, 1.9% and 1.8%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.25 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Six Months Ended June 30,
	2017	2016
Net cash flow provided by operating activities	$300.0	$215.8
Net cash flow (used for)/provided by investing activities	$(147.4)	$311.3
Net cash flow used for financing activities	$(152.0)	$(378.9)

Operating Activities

The Company anticipates that cash on hand, borrowings under its Credit Facility, and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Cash flows provided by operating activities for the six months ended June 30, 2017, were $300.0 million, as compared to $215.8 million for the comparable period in 2016.  This increase of $84.2 million is primarily attributable to (i) an increase of cash flow due to new leasing, expansion, re-tenanting of core portfolio properties and a decrease in interest expense and (ii) changes in operating assets and liabilities due to timing of receipts and payments and (iii) a change in Canadian withholding tax receivables related to the sale of various Canadian investments during 2016, partially offset by (iv) a decrease in operational distributions from the Company’s joint venture programs, due to the sale of certain joint ventures during 2017 and 2016.

Investing Activities

Cash flows used for investing activities for the six months ended June 30, 2017, were $147.4 million, as compared to cash flows provided by investing activities of $311.3 million for the comparable period in 2016. This change of $458.7 million resulted primarily from (i) a decrease in return of investment from liquidation of real estate joint ventures of $149.3 million, primarily due to the liquidation of certain Canadian joint ventures in 2016, (ii) a decrease in proceeds from the sale of operating properties of $148.1 million, (iii) a decrease in distributions from liquidation of real estate joint ventures of $136.0 million, (iv) an increase in improvements to real estate under development of $73.3 million (v) a decrease of $40.6 million in reimbursements of investments in and advances to real estate joint ventures and (vi) an increase in improvements to operating real estate of $10.9 million, partially offset by (vii) a decrease in acquisition of real estate under development of $40.8 million, (viii) a decrease in acquisition of operating real estate and other related net assets of $39.8 million and (ix) an increase in reimbursements of investments and advances to other real estate investments of $29.3 million.

Acquisitions of Operating Real Estate and Other Related Net Assets-

During the six months ended June 30, 2017 and 2016, the Company expended $56.0 million and $95.8 million, respectively, towards the acquisition of operating real estate properties. The Company continues to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates acquiring approximately $275.0 million to $325.0 million of operating properties during the remainder of 2017. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities, assumption of mortgage debt, if applicable, and availability under the Company’s revolving line of credit.

Improvements to Operating Real Estate-

During the six months ended June 30, 2017 and 2016, the Company expended $81.3 million and $70.3 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Six Months Ended June 30,
	2017	2016
Redevelopment and renovations	$66,934	$38,217
Tenant improvements and tenant allowances	10,047	26,470
Other	4,299	5,646
Total (1)	$81,280	$70,333

(1)

During the six months ended June 30, 2017 and 2016, the Company capitalized interest of $1.2 million and $1.3 million, respectively, and capitalized payroll of $1.4 million and $1.2 million, respectively, in connection with the Company’s improvements to operating real estate.

During the six months ended June 30, 2017 and 2016, the Company capitalized personnel costs of $6.5 million and $6.3 million, respectively, relating to deferred leasing costs.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads which are located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts during the remainder of 2017 will be approximately $150.0 million to $200.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Real Estate Under Development-

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments. As of June 30, 2017, the Company had in progress a total of five active real estate development projects and two additional projects held for future development located in the U.S. The Company anticipates costs to complete these projects to be approximately $600.0 million to $700.0 million. The Company anticipates its capital commitment toward these development projects during the remainder of 2017 will be approximately $150.0 million to $200.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Financing Activities

Cash flows used for financing activities for the six months ended June 30, 2017, were $152.0 million, as compared to $378.9 million for the comparable period in 2016.  This change of $226.9 million resulted primarily from (i) an increase in proceeds from unsecured revolving Credit Facility, net of $349.9 million, (ii) an increase in proceeds from issuance of unsecured notes of $250.0 million and (iii) a decrease in repayments under unsecured term loan/notes of $50.0 million, partially offset by (iv) an increase in principal payments on debt of $228.0 million, (v) a decrease in proceeds from issuance of stock of $155.5 million, (vi) an increase in dividends paid of $17.3 million, (vii) an increase in conversion/distribution of noncontrolling interests of $12.1 million and (viii) an increase in financing origination costs of $10.2 million.

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

Debt maturities for the remainder of 2017 consist of $230.1 million of consolidated debt; $29.3 million of unconsolidated joint venture debt and $5.9 million of debt on properties included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available. The 2017 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s revolving Credit Facility and debt refinancing where applicable.   The 2017 debt maturities on properties in the Company’s unconsolidated joint ventures and Preferred Equity Program are anticipated to be repaid through debt refinancing, unsecured credit facilities and partner capital contributions, as deemed appropriate.

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

At the Market Continuous Offering Program (“ATM program”) –

During February 2015, the Company established an ATM program, which is effective for a term of three years, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the NYSE or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not sell any shares of common stock under the ATM program during the six months ended June 30, 2017. As of June 30, 2017, the Company had $211.9 million available under this ATM program.

Medium Term Notes (“MTN”) and Senior Notes –

The Company’s supplemental indentures governing its MTN and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of June 30, 2017
Consolidated Indebtedness to Total Assets	<65%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	6%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.99x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.61x

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

Credit Facility -

In February 2017, the Company closed on a $2.25 billion unsecured revolving Credit Facility with a group of banks, which is scheduled to expire in March 2021, with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (2.10% as of June 30, 2017), can be increased to $2.75 billion through an accordion feature. The Credit Facility replaces the Company’s $1.75 billion unsecured revolving credit facility that was scheduled to mature in March 2018. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. As of June 30, 2017, the Credit Facility had a balance of $475.0 million outstanding and $0.5 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.  The Company is currently in compliance with these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of June 30, 2017
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	40%
Total Priority Indebtedness to GAV	<35%	6%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.90x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.83x

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

Mortgages Payable –

During the six months ended June 30, 2017, the Company (i) consolidated $212.2 million of individual non-recourse mortgage debt (including fair market value adjustment of $6.2 million) relating to a joint venture operating property which the Company now controls and (ii) paid off $465.5 million of maturing mortgage debt (including fair market value adjustment of $1.9 million) that encumbered 22 operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its real estate development projects. As of June 30, 2017, the Company had over 380 unencumbered property interests in its portfolio.

Dividends –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the six months ended June 30, 2017 and 2016 were $252.8 million and $235.5 million, respectively.

Although the Company receives substantially all its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On April 25, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per common share payable to shareholders of record on July 6, 2017, which was paid on July 17, 2017. Additionally, on July 25, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per common share payable to shareholders of record on October 4, 2017, which is scheduled to be paid on October 16, 2017.

The Board of Directors also declared quarterly dividends with respect to the Company’s various series of cumulative redeemable preferred shares (Class I, Class J and Class K). All dividends on the preferred shares are scheduled to be paid on October 16, 2017, to shareholders of record on October 3, 2017.

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

The Company also presents FFO available to the Company’s common shareholders as adjusted as an additional supplemental measure as it believes it is more reflective of its core operating performance and provides investors and analysts an additional measure to compare the Company’s performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. FFO available to the Company’s common shareholders as adjusted is generally calculated by the Company as FFO available to the Company’s common shareholders excluding certain transactional income and expenses and non-operating impairments which management believes are not reflective of the results within the Company’s operating real estate portfolio.

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

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted for the three and six months ended June 30, 2017 and 2016, is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income available to the Company’s common shareholders	$131,861	$191,854	$197,039	$321,012
Gain on disposition of operating property	(19,763)	(41,218)	(20,861)	(72,101)
Gain on disposition of joint venture operating properties and change in control of interests	(60,955)	(139,361)	(72,185)	(193,087)
Depreciation and amortization - real estate related	94,121	80,574	184,970	163,024
Depreciation and amortization - real estate joint ventures	10,311	11,470	19,851	24,902
Impairment of operating properties	21,048	54,993	23,643	60,946
(Benefit)/provision for income taxes (2)	-	(226)	(39)	11,792
Noncontrolling interests (2)	(1,627)	18	(2,282)	(163)
FFO available to the Company’s common shareholders	174,996	158,104	330,136	316,325
Transactional (income)/expense:
Profit participation from other real estate investments	(34,573)	(3,114)	(34,573)	(10,050)
Transactional losses from other real estate investments	-	1,183	516	1,183
Gain from land sales	(450)	(12)	(1,060)	(1,266)
Acquisition and demolition costs	189	-	464	361
Excess distribution from a cost method investment	-	(845)	-	(845)
Gain on sale of marketable securities	-	-	(30)	-
Impairment of other investments	9,531	-	9,708	1,058
Provision for income taxes (3)	8	243	8	1,653
Noncontrolling interests (3)	11,033	-	11,338	-
Other, net	8	(42)	(2)	(42)
Total transactionalexpense, net	(14,254)	(2,587)	(13,631)	(7,948)
FFO available to the Company’s common shareholders as adjusted	$160,742	$155,517	$316,505	$308,377
Weighted average shares outstanding for FFO calculations:
Basic	423,650	417,748	423,516	415,189
Units	960	845	854	852
Dilutive effect of equity awards	432	1,457	505	1,450
Diluted	425,042 (1)	420,050 (1)	424,875 (1)	417,491 (1)

FFO per common share – basic	$0.41	$0.38	$0.78	$0.76
FFO per common share – diluted	$0.41 (1)	$0.38 (1)	$0.78 (1)	$0.76 (1)
FFO as adjusted per common share – basic	$0.38	$0.37	$0.75	$0.74
FFO as adjusted per common share – diluted	$0.38 (1)	$0.37 (1)	$0.75 (1)	$0.74 (1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $267 and $217 for the three months ended June 30, 2017 and 2016, respectively, and $459 and $434 for the six months ended June 30, 2017 and 2016, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI available to the Company’s common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income available to the Company’s common shareholders	$131,861	$191,854	$197,039	$321,012
Adjustments:
Management and other fee income	(4,333)	(4,373)	(8,530)	(8,484)
General and administrative	27,233	29,928	57,807	61,857
Impairment charges	29,719	52,213	31,336	58,053
Depreciation and amortization	95,270	82,753	187,344	167,609
Interest and other expense, net	44,651	51,491	89,860	104,112
(Benefit)/provision for income taxes, net	(1,034)	(246)	(1,527)	11,866
Gain on change in control of interests	(60,972)	(46,512)	(71,160)	(46,512)
Equity in income of other real estate investments, net	(38,356)	(7,959)	(42,043)	(18,758)
Gain on sale of operating properties, net of tax	(19,883)	(39,268)	(21,569)	(66,164)
Net income attributable to noncontrolling interests	11,258	1,437	12,740	2,878
Preferred stock dividends	11,555	11,555	23,110	23,110
Non same property net operating income	(13,058)	(23,540)	(29,720)	(59,692)
Non-operational expense/(income) from joint ventures, net	18,648	(67,501)	39,032	(92,565)
Same property NOI available to the Company’s common shareholders	$232,559	$231,832	$463,719	$458,322

Same property NOI available to the Company’s common shareholders increased by $0.7 million or 0.3% for the three months ended June 30, 2017, as compared to the corresponding period in 2016. This increase is primarily the result of (i) an increase of $2.5 million related to lease-up and rent commencements in the portfolio, partially offset by (ii) a decrease in other property income of $1.1 million and (iii) an increase of $0.7 million of credit losses.

Same property NOI available to the Company’s common shareholders increased by $5.4 million or 1.2% for the six months ended June 30, 2017, as compared to the corresponding period in 2016. This increase is primarily the result of (i) an increase of $5.8 million related to lease-up and rent commencements in the portfolio and (ii) a decrease of $2.2 million of credit losses, partially offset by (iii) a decrease in other property income of $2.6 million.

Leasing Activity

During the six months ended June 30, 2017, the Company executed 654 leases totaling over 5.4 million square feet in the Company’s consolidated operating portfolio comprised of 234 new leases and 420 renewals and options. The leasing costs associated with new leases are estimated to aggregate $43.8 million or $29.37 per square foot. These costs include $34.2 million of tenant improvements and $9.6 million of external leasing commissions. The average rent per square foot on new leases was $18.05 and on renewals and options was $14.96.

Tenant Lease Expirations

The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data and percentages:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	182	445	$10,095	1.2%
2017	285	1,516	$27,316	3.2%
2018	824	5,140	$83,653	9.8%
2019	893	6,397	$97,501	11.4%
2020	856	6,181	$96,741	11.3%
2021	802	6,552	$97,237	11.4%
2022	746	6,577	$98,301	11.5%
2023	345	4,501	$62,444	7.3%
2024	250	3,027	$48,349	5.7%
2025	224	2,139	$34,715	4.1%
2026	234	3,811	$51,570	6.0%
2027	239	3,462	$52,350	6.1%

(1)	Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of June 30, 2017, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. Amounts are in millions.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$230.1	$75.7	$2.5	$102.0	$158.7	$201.1	$770.1	$773.0
Average Interest Rate	6.90%	5.04%	5.29%	5.36%	5.39%	4.44%	5.56%

Variable Rate	$-	$-	$100.0	$-	$-	$-	$100.0	$99.4
Average Interest Rate	-	-	2.41%	-	-	-	2.41%

Unsecured Debt
Fixed Rate	$-	$299.7	$299.3	$-	$497.2	$2,956.2	$4,052.4	$4,008.6
Average Interest Rate	-	4.30%	6.88%	-	3.20%	3.45%	3.74%

Variable Rate	$-	$-	$-	$-	$467.7	$-	$467.7	$467.9
Average Interest Rate	-	-	-	-	2.10%	-	2.10%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $2.8 million for the six months ended June 30, 2017 if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments and respective cumulated translation adjustments (“CTA”) as of June 30, 2017.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents, CTA balances are shown in U.S. dollars:

Foreign Investment (in millions)
Country	Local Currency	U.S. Dollars	CTA Gain
Mexican real estate investments (MXN)	70.5	$6.5	$-
Canadian real estate investments (CAD)	33.9	$26.1	$8.1

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Currency fluctuations between local currency and the U.S. dollar, for investments for which the Company has determined that the local currency is the functional currency, for the period in which the Company held its investment result in a CTA. This CTA is recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. Any change could have a favorable or unfavorable impact on the Company’s CTA balance. The Company’s aggregate CTA gain balance at June 30, 2017, is $8.1 million.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities - During the six months ended June 30, 2017, the Company repurchased 216,382 shares in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. The Company expended approximately $5.3 million to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2017 – January 31, 2017	12,364	$25.34	-	$-
February 1, 2017 - February 28, 2017	186,397	$25.04	-	-
March 1, 2017 – March 31, 2017	452	$23.38	-	-
April 1, 2017 – April 30, 2017	-	$-
May 1, 2017 – May 31, 2017	15,625	$18.90
June 1, 2017 – June 30, 2017	1,544	$17.56
Total	216,382	$24.56	-	$-

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

KIMCO REALTY CORPORATION

July 28, 2017	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

July 28, 2017	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer