Form 10-Q
period 2017-09-30
KIMCO REALTY CORP
filed 2017-10-27
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 16, 2017, the registrant had 425,653,409 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 30,	December 31,
	2017	2016
Assets:
Operating real estate, net of accumulated depreciation of $2,458,806 and $2,278,292 respectively	$9,771,654	$9,394,755
Investments in and advances to real estate joint ventures	509,448	504,209
Real estate under development	361,264	335,028
Other real estate investments	213,859	209,146
Mortgages and other financing receivables	22,538	23,197
Cash and cash equivalents	156,588	142,486
Marketable securities	14,044	8,101
Accounts and notes receivable, net	182,012	181,823
Other assets	470,834	431,855
Total assets (1)	$11,702,241	$11,230,600

Liabilities:
Notes payable, net	$4,700,423	$3,927,251
Mortgages payable, net	850,848	1,139,117
Dividends payable	123,270	124,517
Other liabilities	603,417	549,888
Total liabilities (2)	6,277,958	5,740,773
Redeemable noncontrolling interests	16,139	86,953

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 6,017,400 and 6,029,100 shares, respectively, 32,000 shares issued and outstanding (in series) Aggregate liquidation preference $800,000	32	32
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 425,633,409 and 425,034,113 shares, respectively	4,256	4,250
Paid-in capital	5,926,392	5,922,958
Cumulative distributions in excess of net income	(715,621)	(676,867)
Accumulated other comprehensive income	(1,727)	5,766
Total stockholders' equity	5,213,332	5,256,139
Noncontrolling interests	194,812	146,735
Total equity	5,408,144	5,402,874
Total liabilities and equity	$11,702,241	$11,230,600

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2017 and December 31, 2016 of $647,230 and $333,705, respectively.  See Footnote 6 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at September 30, 2017 and December 31, 2016 of $408,112 and $176,216, respectively.  See Footnote 6 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues
Revenues from rental properties	$290,919	$279,286	$873,153	$859,492
Management and other fee income	3,926	5,790	12,456	14,274

Total revenues	294,845	285,076	885,609	873,766

Operating expenses
Rent	2,764	2,728	8,312	8,274
Real estate taxes	38,363	37,703	115,379	107,966
Operating and maintenance	33,197	32,590	102,862	100,366
General and administrative	28,588	27,983	86,395	89,840
Provision for doubtful accounts	701	1,092	4,201	5,752
Impairment charges	2,944	10,073	34,280	68,126
Depreciation and amortization	88,443	96,827	275,787	264,436
Total operating expenses	195,000	208,996	627,216	644,760

Operating income	99,845	76,080	258,393	229,006

Other income/(expense)
Other income, net	1,101	4,358	3,813	3,176
Interest expense	(47,258)	(46,552)	(139,830)	(149,482)
Early extinguishment of debt charges	(1,753)	(45,674)	(1,753)	(45,674)
Income/(loss) from continuing operations before income taxes, net, equity in income of joint ventures, net, gain on change in control of interests and equity in income from other real estate investments, net	51,935	(11,788)	120,623	37,026

Benefit/(provision) for income taxes, net	697	(61,426)	2,224	(73,292)
Equity in income of joint ventures, net	9,142	11,537	37,044	190,155
Gain on change in control of interests	-	6,584	71,160	53,096
Equity in income of other real estate investments, net	19,909	3,774	61,952	22,532

Income/(loss) from continuing operations	81,683	(51,319)	293,003	229,517

Gain on sale of operating properties, net of tax	40,533	9,771	62,102	75,935

Net income/(loss)	122,216	(41,548)	355,105	305,452

Net income attributable to noncontrolling interests	(1,186)	(1,997)	(13,926)	(4,875)

Net income/(loss) attributable to the Company	121,030	(43,545)	341,179	300,577

Preferred stock redemption charge	(7,014)	-	(7,014)	-
Preferred stock dividends	(12,059)	(11,555)	(35,169)	(34,665)

Net income/(loss) available to the Company's common shareholders	$101,957	$(55,100)	$298,996	$265,912

Per common share:
Net income/(loss) available to the Company:
-Basic	$0.24	$(0.13)	$0.70	$0.63
-Diluted	$0.24	$(0.13)	$0.70	$0.63

Weighted average shares:
-Basic	423,688	420,073	423,574	416,829
-Diluted	424,311	420,073	424,193	418,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income/(loss)	$122,216	$(41,548)	$355,105	$305,452
Other comprehensive income:
Change in unrealized loss/gain on marketable securities	153	51	(1,466)	18
Change in unrealized loss on interest rate swaps	103	327	308	(432)
Change in foreign currency translation adjustment	(8,056)	(1,383)	(6,335)	971
Other comprehensive (loss)/income:	(7,800)	(1,005)	(7,493)	557

Comprehensive income/(loss)	114,416	(42,553)	347,612	306,009

Comprehensive income attributable to noncontrolling interests	(1,186)	(1,997)	(13,926)	(4,875)

Comprehensive income/(loss) attributable to the Company	$113,230	$(44,550)	$333,686	$301,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

`

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

(in thousands)

	Cumulative	Accumulated
	Distributions	Other						Total
	in Excess	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	of Net Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2016	$(572,335)	$5,588	32	$32	413,431	$4,134	$5,608,881	$5,046,300	$135,651	$5,181,951

Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	507	507

Comprehensive income:
Net income	300,577	-	-	-	-	-	-	300,577	4,875	305,452
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	18	-	-	-	-	-	18	-	18
Change in unrealized loss on interest rate swaps	-	(432)	-	-	-	-	-	(432)	-	(432)
Change in foreign currency translation adjustment, net	-	971	-	-	-	-	-	971	-	971
								-		-
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(3,240)	(3,240)
Dividends ($0.765 per common share; $1.1250 per
Class I Depositary Share, and $1.0313 per
Class J Depositary Share, and $1.0547 per
Class K Depositary Share, respectively)	(357,068)	-	-	-	-	-	-	(357,068)	-	(357,068)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(7,288)	(7,288)
Issuance of common stock, net	-	-	-	-	10,701	107	285,757	285,864	-	285,864
Surrender of restricted stock	-	-	-	-	(270)	(3)	(6,901)	(6,904)	-	(6,904)
Exercise of common stock options	-	-	-	-	1,151	12	20,732	20,744	-	20,744
Amortization of equity awards	-	-	-	-	-	-	11,387	11,387	-	11,387
Balance, September 30, 2016	$(628,826)	$6,145	32	$32	425,013	$4,250	$5,919,856	$5,301,457	$130,505	$5,431,962

Balance, January 1, 2017	$(676,867)	$5,766	32	$32	425,034	$4,250	$5,922,958	$5,256,139	$146,735	$5,402,874
Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	48,867	48,867
Comprehensive income:
Net income	341,179	-	-	-	-	-	-	341,179	13,926	355,105
Other comprehensive income, net of tax:
Change in unrealized loss on marketable securities	-	(1,466)	-	-	-	-	-	(1,466)	-	(1,466)
Change in unrealized loss on interest rate swaps	-	308	-	-	-	-	-	308	-	308
Change in foreign currency translation adjustment	-	(6,335)	-	-	-	-	-	(6,335)	-	(6,335)

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,203)	(1,203)
Dividends ($0.81 per common share; $1.1250 per Class I Depositary Share, and $0.9625 per Class I Depositary Share Redeemed, and $1.0313 per Class J Depositary Share, and $1.0547 per Class K Depositary Share, and $0.1602 per Class L Depositary Share, respectively)	(379,933)	-	-	-	-	-	-	(379,933)	-	(379,933)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(13,513)	(13,513)
Issuance of common stock	-	-	-	-	776	8	(8)	-	-	-
Issuance of preferred stock			9	9			217,566	217,575		217,575
Surrender of restricted stock	-	-	-	-	(239)	(2)	(5,597)	(5,599)	-	(5,599)
Exercise of common stock options	-	-	-	-	62	-	1,174	1,174	-	1,174
Amortization of equity awards	-	-	-	-	-	-	15,290	15,290	-	15,290
Redemption of preferred stock	-	-	(9)	(9)	-	-	(224,991)	(225,000)	-	(225,000)
Balance, September 30, 2017	$(715,621)	$(1,727)	32	$32	425,633	$4,256	$5,926,392	$5,213,332	$194,812	$5,408,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities:
Net income	$355,105	$305,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,787	264,436
Impairment charges	34,280	68,126
Deferred taxes	(238)	56,143
Early extinguishment of debt charges	1,753	45,674
Equity award expense	17,836	15,292
Gain on sale of operating properties	(62,102)	(81,873)
Gain on change in control of interests	(71,160)	(53,096)
Equity in income of joint ventures, net	(37,044)	(190,155)
Equity in income from other real estate investments, net	(61,952)	(22,532)
Distributions from joint ventures and other real estate investments	41,071	70,043
Change in accounts and notes receivable	(189)	3,779
Change in accounts payable and accrued expenses	37,884	23,931
Change in Canadian withholding tax receivable	4,138	(5,257)
Change in other operating assets and liabilities	(41,353)	(55,437)
Net cash flow provided by operating activities	493,816	444,526

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(110,802)	(181,548)
Improvements to operating real estate	(136,534)	(102,084)
Acquisition of real estate under development	(10,010)	(51,588)
Improvements to real estate under development	(121,764)	(42,042)
Investment in marketable securities	(9,822)	(2,466)
Proceeds from sale of marketable securities	2,442	1,907
Investments in and advances to real estate joint ventures	(26,788)	(50,058)
Reimbursements of investments in and advances to real estate joint ventures	17,529	70,669
Distributions from liquidation of real estate joint ventures	-	135,648
Return of investment from liquidation of real estate joint ventures	-	190,102
Investment in other real estate investments	(666)	(233)
Reimbursements of investments and advances to other real estate investments	40,514	11,489
Collection of mortgage loans receivable	760	688
Reimbursements of other investments	-	500
Proceeds from sale of operating properties	76,869	262,708
Proceeds from sale of development properties	-	4,551
Net cash flow (used for)/provided by investing activities	(278,272)	248,243

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(678,939)	(602,079)
Principal payments on rental property debt	(11,508)	(15,316)
Proceeds from mortgage loan financings	206,000	-
(Repayments)/proceeds from unsecured revolving credit facility, net	(42)	226,447
Proceeds from issuance of unsecured notes	1,250,000	650,000
Repayments under unsecured term loan/notes	(460,988)	(861,850)
Financing origination costs	(22,975)	(14,033)
Payment of early extinguishment of debt charges	(2,461)	(45,674)
Change in tenants' security deposits	891	1,240
Contributions from noncontrolling interests	1,422	-
Conversion/distribution of noncontrolling interests	(95,410)	(3,190)
Dividends paid	(381,182)	(354,112)
Proceeds from issuance of stock, net	218,750	306,809
Redemption of preferred stock	(225,000)	-
Net cash flow used for financing activities	(201,442)	(711,758)

Change in cash and cash equivalents	14,102	(18,989)

Cash and cash equivalents, beginning of period	142,486	189,534
Cash and cash equivalents, end of period	$156,588	$170,545

Interest paid during the period (net of capitalized interest of $10,671 and $3,762, respectively)	$118,736	$194,234

Income taxes paid during the period (net of refunds received of $8,323 and $86,100, respectively)	$(6,694)	$34,296

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

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2016 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements (see Footnote 9).

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Computation of Basic and Diluted Earnings/(Loss) Per Share:
Net income/(loss) available to the Company's common shareholders	101,957	(55,100)	298,996	265,912
Earnings attributable to participating securities	(526)	(502)	(1,596)	(1,493)
Net income/(loss) available to the Company’s common shareholders for basic earnings/(loss) per share	101,431	(55,602)	297,400	264,419
Distributions on convertible units	24	-	43	-
Net income/(loss) available to the Company’s common shareholders for diluted earnings/(loss) per share	101,455	(55,602)	297,443	264,419

Weighted average common shares outstanding – basic	423,688	420,073	423,574	416,829
Effect of dilutive securities (a):
Equity awards	513	-	556	1,405
Assumed conversion of convertible units	110	-	63	-
Weighted average common shares outstanding – diluted	424,311	420,073	424,193	418,234

Net income/(loss) available to the Company's common shareholders:
Basic earnings/(loss) per share	0.24	(0.13)	0.70	0.63
Diluted earnings/(loss) per share	0.24	(0.13)	0.70	0.63

(a)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings/(loss) per share calculations. Additionally, there were 2,314,908 and 3,545,000 stock options that were not dilutive as of September 30, 2017 and 2016, respectively.

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

January 1, 2018; Early adoption is permitted if adopted with ASU 2014-09

The Company will adopt the provisions of Subtopic 610-20 in the first quarter of fiscal 2018, using the modified retrospective approach.  Upon adoption, the Company will appropriately apply the guidance to prospective disposals of nonfinancial assets within the scope of Subtopic 610-20.

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

January 1, 2018; Early adoption permitted as of original effective date, which was January 1, 2017

The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard, except for the lease component relating to common area maintenance (“CAM”) reimbursement revenue, which will be within the scope of this standard upon the effective date of ASU 2016-02 discussed below. The Company continues to evaluate the effect the adoption will have on the Company’s other sources of revenue which include management and other fee income. However, the Company currently does not believe the adoption will significantly affect the timing of the recognition of the Company’s management and other fee income. The Company plans to adopt this standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of adoption.

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

January 1, 2019; Early adoption permitted

The Company continues to evaluate the effect the adoption will have on the Company’s financial position and/or results of operations. However, the Company currently believes that the adoption will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where the Company is a lessee, primarily for the Company’s ground leases and administrative office leases, the Company will be required to record a lease liability and a right of use asset on its Consolidated Balance Sheets at fair value upon adoption. In addition, direct internal leasing costs will continue to be capitalized, however, indirect internal leasing costs previously capitalized will be expensed. Within the terms of the Company’s leases where the Company is the lessor, the Company is entitled to receive reimbursement amounts from tenants for operating expenses such as real estate taxes, insurance and other CAM. CAM reimbursement revenue will be accounted for in accordance with Topic 606 upon adoption of this ASU 2016-02. The Company continues to evaluate the effect the adoption will have on this source of revenue. However, the Company currently does not believe the adoption will significantly affect the timing of the recognition of the Company’s CAM reimbursement revenue.

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

January 1, 2017; Elected early adoption

The Company’s operating property acquisitions during the nine months ended September 30, 2017, qualified for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations, and resulted in the capitalization of asset acquisition costs rather than directly expensing these costs.

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

2. Operating Property Activities

Acquisitions of Operating Real Estate -

During the nine months ended September 30, 2017, the Company acquired the following operating properties, in separate transactions, through direct asset purchases or consolidation due to change in control resulting from the purchase of additional interests or obtaining control through the modification of a joint venture investment:

			Purchase Price (in thousands)
Property Name	Location	Month Acquired/ Consolidated	Cash*	Debt	Other Consideration**	Total	GLA***
Plantation Commons	Plantation, FL (1)(3)	Jan-17	$-	$-	$12,300	$12,300	60
Gordon Plaza	Woodbridge, VA (1)(3)	Jan-17	-	-	3,100	3,100	184
Plaza del Prado	Glenview, IL	Jan-17	39,063	-	-	39,063	142
Columbia Crossing Parcel	Columbia Crossing, MD	Jan-17	5,100	-	-	5,100	25
The District at Tustin Legacy	Tustin, CA (2)(3)	Apr-17	-	206,000	98,698	304,698	688
Jantzen Beach Center	Portland, OR	Jul-17	131,927	-	-	131,927	722
Del Monte Plaza Parcel	Reno, NV	Jul-17	24,152	-	-	24,152	83
Gateway Station Phase II	Burleson, TX	Aug-17	15,355	-	-	15,355	79
Jantzen Beach Center Parcel	Portland, OR	Sep-17	6,279	-	-	6,279	25
Webster Square Outparcel	Nashua, NH	Sep-17	4,985	-	-	4,985	22
			$226,861	$206,000	$114,098	$546,959	2,030

* The Company utilized an aggregate $115.9 million associated with Internal Revenue Code §1031 sales proceeds.

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

Property Name	Current Ownership Interest	Gain on change in control of interests
Plantation Commons	76.25%	$9,793
Gordon Plaza	40.62%	395
The District at Tustin Legacy	(a)	60,972
		$71,160

(a)	The Company’s share of this investment is subject to change as a result of a waterfall computation which is dependent upon property cash flows (54.27% as of date of consolidation).

Included in the Company’s Condensed Consolidated Statements of Operations are $17.8 million and $12.1 million in revenues from rental properties from the date of acquisition through September 30, 2017 and 2016, respectively, for operating properties acquired during each of the respective years.

The Company adopted ASU 2017-01 effective January 1, 2017 and applied the guidance to its operating property acquisitions during the nine months ended September 30, 2017. The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions.

The purchase price allocations for properties acquired/consolidated during the nine months ended September 30, 2017, are as follows (in thousands):

Land	$190,226
Buildings	293,355
Above-market leases	11,992
Below-market leases	(30,246)
In-place leases	42,412
Building improvements	30,917
Tenant improvements	12,737
Mortgage fair value adjustment	(6,222)
Other assets	5,090
Other liabilities	(3,302)
Net assets acquired	$546,959

As of September 30, 2017, the allocation adjustments and revised allocations for properties accounted for as business combinations during the year ended December 31, 2016, are as follows (in thousands):

	Allocation as of December 31, 2016	Allocation Adjustments	Revised Allocation as of September 30, 2017
Land	$179,150	$(5,150)	$174,000
Buildings	309,493	(30,696)	278,797
Above-market leases	11,982	885	12,867
Below-market leases	(31,903)	(4,716)	(36,619)
In-place leases	44,094	(1,063)	43,031
Building improvements	124,105	41,895	166,000
Tenant improvements	12,788	(1,155)	11,633
Mortgage fair value adjustment	(4,292)	-	(4,292)
Other assets	234	-	234
Other liabilities	(27)	-	(27)
Net assets acquired	$645,624	$-	$645,624

Dispositions and Assets Held for Sale –

During the nine months ended September 30, 2017, the Company disposed of 15 consolidated operating properties and eight parcels, in separate transactions, for an aggregate sales price of $230.2 million. These transactions resulted in (i) an aggregate gain of $62.1 million and (ii) aggregate impairment charges of $13.0 million.

At September 30, 2017, the Company had one property classified as held-for-sale at a carrying amount of $14.9 million, net of accumulated depreciation of $2.9 million, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company’s determination of the fair value of the property was based upon an executed contract of sale with a third party.

Impairments –

During the nine months ended September 30, 2017, the Company recognized aggregate impairment charges of $34.3 million. These impairment charges consist of (i) $13.0 million related to the sale of certain operating properties, as discussed above, (ii) $5.1 million related to adjustments to property carrying values for properties which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold periods for such properties and (iii) $16.2 million related to a property for which the Company has re-evaluated its long-term plan for the property due to unfavorable local market conditions. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) a discounted cash flow model. See Footnote 11 for fair value disclosure.

Hurricane Impact –

The impact of Hurricanes Harvey, which hit Texas on August 25, 2017, and Irma, which hit Florida on September 10, 2017, resulted in minimal damage to the Company’s properties located in Texas and Florida.

With respect to Hurricane Maria, which hit the island of Puerto Rico on September 20, 2017, the Company is currently assessing damages at its seven operating properties located throughout Puerto Rico, aggregating 2.2 million square feet of GLA. Two of these operating properties, located in the southern region of the island were less impacted and most tenants have resumed operations, while the remaining five operating properties in the northern region sustained varying amounts of damage.  Initial repairs are in progress, however, a final assessment and recovery plan will require additional time.  The Company maintains a comprehensive property insurance policy on these properties with total coverage of up to $62.0 million, as well as business interruption insurance with coverage up to $39.3 million in the aggregate, subject to a collective deductible of $1.2 million. The Company anticipates that all damages and any loss of operations sustained will be covered under these existing policies. As further detailed information becomes available, the Company expects to recognize a charge, which it believes will not have a material effect on the Company’s financial position and/or results of operations.  This charge will result from the write-down of the undepreciated portion of the property that has been permanently damaged, which would be less than the replacement costs and offset by insurance proceeds received by the Company.

3. Real Estate Under Development

The Company is engaged in various real estate development projects for long-term investment. As of September 30, 2017, the Company had in progress a total of five active real estate development projects and two additional projects held for future development.

The costs incurred to date for these real estate development projects are as follows (in thousands):

Property Name	Location	September 30, 2017	December 31, 2016
Grand Parkway Marketplace (1)	Spring, TX	$41,222	$94,841
Dania Pointe	Dania Beach, FL	137,743	107,113
Promenade at Christiana	New Castle, DE	31,563	25,521
Owings Mills	Owings Mills, MD	30,746	25,119
Lincoln Square (2)	Philadelphia, PA	62,022	-
Avenues Walk (3)	Jacksonville, FL	48,573	73,048
Staten Island Plaza (4)	Staten Island, NY	9,395	9,386
		$361,264	$335,028

(1)

During the nine months ended September 30, 2017, the Company sold a land parcel at this development project for a sales price of $2.9 million. Additionally, as of September 30, 2017, certain aspects of this development project, aggregating $91.0 million, were placed in service and reclassified into Operating real estate, net on the Company’s Condensed Consolidated Balance Sheets. The remaining portion relates to the second phase of this project which is under development.

(2)

During the nine months ended September 30, 2017, KIM Lincoln, LLC (“KIM Lincoln”), a wholly owned subsidiary of the Company, and Lincoln Square Property, LP (“Lincoln Member”) entered into a joint venture agreement wherein KIM Lincoln has a 90% controlling interest and Lincoln Member has a 10% noncontrolling interest. The joint venture acquired land parcels in Philadelphia, PA to be held for development for a gross purchase price of $10.0 million. Based upon the Company’s intent to develop the property, the Company allocated the gross purchase price to Real estate under development on the Company’s Condensed Consolidated Balance Sheets. This joint venture is accounted for as a consolidated VIE (see Footnote 6).

(3)

Effective April 1, 2017, certain aspects of this development project, aggregating $24.5 million, were placed in service and reclassified into Operating real estate, net on the Company’s Condensed Consolidated Balance Sheets. The remaining portion of the project consists of a mixed-use project to be developed in the future.

(4)	Land held for future development.

During the nine months ended September 30, 2017, the Company capitalized (i) interest of $8.4 million, (ii) real estate taxes, insurance and legal costs of $3.7 million and (iii) payroll of $2.8 million, in connection with these real estate development projects.

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

The table below presents joint venture investments for which the Company held an ownership interest at September 30, 2017 and December 31, 2016 (in millions, except number of properties):

	As of September 30, 2017			As of December 31, 2016
Venture	Ownership Interest	Number of Properties	The Company's Investment	Ownership Interest	Number of Properties	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	46	$179.0	15.0%	48	$182.5
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	44	149.6	48.6%	45	145.2
Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	5	122.4	55.0%	5	111.8
Other Joint Venture Programs	Various	31	58.4	Various	37	64.7
Total*		126	$509.4		135	$504.2

* Representing 24.6 million and 26.2 million square feet of GLA, as of September 30, 2017 and December 31, 2016, respectively.

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

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
KimPru and KimPru II	$3.2	2.2	$9.7	7.5
KIR	8.2	7.9	24.7	27.4
CPP	1.3	1.3	4.3	6.2
Other Joint Venture Programs (1)	(3.6)	0.1	(1.7)	149.1
Total	$9.1	$11.5	$37.0	$190.2

(1)

During the three and nine months ended September 30, 2017, the Company recognized a cumulative foreign currency translation loss of $4.8 million as a result of the substantial liquidation of the Company’s investments in Canada during 2017.

During the nine months ended September 30, 2017, certain of the Company’s real estate joint ventures disposed of six operating properties and a portion of one property, in separate transactions, for an aggregate sales price of $49.3 million. These transactions resulted in an aggregate net gain to the Company of $0.1 million, before income taxes, for the nine months ended September 30, 2017. In addition, during the nine months ended September 30, 2017, the Company acquired a controlling interest in three operating properties from certain joint ventures, in separate transactions, for a gross fair value of $320.1 million. See Footnote 2 for the operating properties acquired by the Company.

During the nine months ended September 30, 2016, certain of the Company’s real estate joint ventures disposed of or transferred interests to joint venture partners in 39 operating properties, in separate transactions, for an aggregate sales price of $959.2 million. These transactions resulted in an aggregate net gain to the Company of $143.3 million, before income taxes, for the nine months ended September 30, 2016. In addition, during the nine months ended September 30, 2016, the Company acquired a controlling interest in six operating properties and one development project from certain joint ventures, in separate transactions, for a gross fair value of $486.2 million.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2017 and December 31, 2016 (dollars in millions):

	As of September 30, 2017			As of December 31, 2016
Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$626.9	3.35%	62.9	$647.4	3.07%	67.5
KIR	725.7	4.54%	49.7	746.5	4.64%	54.9
CPP	84.9	2.78%	7.0	84.8	2.17%	16.0
Other Joint Venture Programs	289.0	4.37%	29.8	584.3	5.40%	23.4
Total	$1,726.5			$2,063.0

* Includes extension options

5. Other Real Estate Investments

Preferred Equity Capital -

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of September 30, 2017, the Company’s net investment under the Preferred Equity Program was $198.1 million relating to 357 properties, including 345 net leased properties.  During the nine months ended September 30, 2017, the Company recognized income of $27.2 million from its preferred equity investments, including $14.8 million of cumulative foreign currency translation gain recognized as a result of the substantial liquidation of the Company’s investments in Canada during 2017. During the nine months ended September 30, 2016, the Company earned $22.3 million from its preferred equity investments, including $10.1 million in profit participation earned from four capital transactions. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Operations.

Kimsouth (Albertsons) -

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

6. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at September 30, 2017, are 24 consolidated partnership entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily based on the fact that the unrelated investors do not have substantial kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At September 30, 2017, total assets of these VIEs were $1.2 billion and total liabilities were $385.6 million.

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

Additionally, included within the Company’s real estate development projects at September 30, 2017, are three consolidated partnership entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to develop real estate properties to hold as long-term investments. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investments at risk are not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At September 30, 2017, total assets of these real estate development VIEs were $269.3 million and total liabilities were $22.5 million.

Substantially all the projected development costs to be funded for these three real estate development projects, aggregating $129.3 million, will be funded with capital contributions from the Company, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

All liabilities of these consolidated VIEs are non-recourse to the Company (“VIE Liabilities”). Of the 27 total VIEs, 22 are unencumbered and the assets of these VIEs are not restricted for use to settle only the obligations of these VIEs. The remaining five VIEs are encumbered by third party non-recourse mortgage debt. The assets associated with these encumbered VIEs (“Restricted Assets”) are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The classification of the Restricted Assets and VIE Liabilities on the Company’s Condensed Consolidated Balance Sheets are as follows (in millions):

	September 30, 2017	December 31, 2016
Restricted Assets:
Real estate, net	$630.9	$326.9
Cash and cash equivalents	10.5	3.8
Accounts and notes receivable, net	2.8	1.6
Other assets	3.0	1.4
Total Restricted Assets	$647.2	$333.7

VIE Liabilities:
Mortgages payable, net	$341.4	$138.6
Other liabilities	66.7	37.6
Total VIE Liabilities	$408.1	$176.2

7. Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of September 30, 2017, the Company had a total of 11 loans aggregating $22.5 million, of which all were identified as performing loans.

8. Marketable Securities

       During the nine months ended September 30, 2017, the Company acquired available-for-sale marketable equity securities for an aggregate purchase price of $9.8 million. At September 30, 2017, the Company’s investment in marketable securities was an aggregate of $14.0 million, which includes an unrealized loss of $1.1 million.

9. Notes and Mortgages Payable

Notes Payable -

In February 2017, the Company closed on a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (2.10% as of September 30, 2017), can be increased to $2.75 billion through an accordion feature. The Credit Facility replaced the Company’s $1.75 billion unsecured revolving credit facility that was scheduled to mature in March 2018. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of September 30, 2017, the Credit Facility had a balance of $25.0 million outstanding and $0.5 million appropriated for letters of credit.

During the nine months ended September 30, 2017, the Company issued the following Senior Unsecured Notes (amounts in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Mar-17	Apr-27	$400.0	3.80%
Aug-17	Feb-25	$500.0	3.30%
Aug-17	Sept-47	$350.0	4.45%

During the nine months ended September 30, 2017, the Company repaid the following notes (amounts in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Term Loan	Jan-17	$250.0	(a)	Jan-17
Medium Term Notes (“MTN”) (b)	Aug-17	$211.0	4.30%	Feb-18

(a)	Interest rate was equal to LIBOR + 0.95%.
(b)

On August 1, 2017, the Company made a tender offer to purchase any and all of these MTN notes outstanding. As a result, the Company accepted the tender of $211.0 million of its $300.0 million outstanding MTN notes on August 10, 2017. In connection with this tender offer, the Company recorded a tender premium of $1.8 million resulting from the partial repayment of the MTN notes. Subsequently, in October 2017, the Company announced its intention to redeem the remaining $89.0 million outstanding on November 1, 2017.

Mortgages Payable -

During the nine months ended September 30, 2017, the Company (i) consolidated $212.2 million of individual non-recourse mortgage debt (including a fair market value adjustment of $6.2 million) relating to a joint venture operating property which the Company now controls, (ii) paid off $684.6 million of maturing mortgage debt (including fair market value adjustments of $5.7 million) that encumbered 25 operating properties and (iii) obtained a $206.0 million non-recourse mortgage relating to one operating property.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	2017	2016
Balance at January 1,	$86,953	$86,709
Issuance of redeemable partnership interests (1)	10,000	-
Income (2)	1,203	3,240
Distributions	(2,448)	(3,093)
Redemption/conversion of redeemable units (3)	(79,569)	-
Balance at September 30,	$16,139	$86,856

(1)

During the nine months ended September 30, 2017, KIM Lincoln, a wholly owned subsidiary of the Company, and Lincoln Member entered into a joint venture agreement wherein KIM Lincoln has a 90% controlling interest and Lincoln Member has a 10% noncontrolling interest (See Footnote 3).

(2)	Includes $1.0 million in fair market value remeasurement for the nine months ended September 30, 2017.
(3)

During 2017, the Company redeemed the remaining 79,642,697 Preferred A Units for a total redemption price of $79.9 million, including an accrued preferred return of $0.4 million. These Preferred A Units, which had a par value of $1.00 and return per annum of 5.0%, were issued during 2006 along with the acquisition of seven shopping center properties located in Puerto Rico.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes payable, net (1)	$4,700,423	$4,676,777	$3,927,251	$3,890,797
Mortgages payable, net (2)	$850,848	$852,165	$1,139,117	$1,141,047

(1)

The Company determined that the valuation of its Senior Unsecured Notes and MTN notes were classified within Level 2 of the fair value hierarchy and its Term Loan and Credit Facility were classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2 as of September 30, 2017 and December 31, 2016, were $4.7 billion and $3.6 billion, respectively.  The estimated fair value amounts classified as Level 3 as of September 30, 2017 and December 31, 2016, were $18.2 million and $272.5 million, respectively.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2017	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$12,715	$12,715	$-	$-
Liabilities:
Interest rate swaps	$667	$-	$667	$-

	Balance at December 31, 2016	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$6,502	$6,502	$-	$-
Liabilities:
Interest rate swaps	$975	$-	$975	$-

Assets measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016, are as follows (in thousands):

	Balance at September 30, 2017	Level 1	Level 2	Level 3

Real estate	$40,558	$-	$-	$40,558

	Balance at December 31, 2016	Level 1	Level 2	Level 3

Real estate	$117,930	$-	$-	$117,930

During the nine months ended September 30, 2017 and 2016, the Company recognized impairment charges related to adjustments to property carrying values of $34.3 million and $68.1 million, respectively. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) a discounted cash flow model. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers. For the discounted cash flow model, a capitalization rate of 8.50% and a discount rate of 10.00% were utilized in the model based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for this respective investment. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 2 for additional discussion regarding impairment charges).

12. Preferred Stock and Common Stock

The Company’s outstanding Preferred Stock is detailed below:

As of September 30, 2017
Series of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Series I	18,400	7,000	$175,000	6.00%	$1.50000	$1.00	3/20/2017
Series J	9,000	9,000	225,000	5.50%	$1.37500	$1.00	7/25/2017
Series K	8,050	7,000	175,000	5.625%	$1.40625	$1.00	12/7/2017
Series L	10,350	9,000	225,000	5.125%	$1.28125	$1.00	8/16/2022
	45,800	32,000	$800,000

As of December 31, 2016
Series of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Series I	18,400	16,000	$400,000	6.00%	$1.50000	$1.00	3/20/2017
Series J	9,000	9,000	225,000	5.50%	$1.37500	$1.00	7/25/2017
Series K	8,050	7,000	175,000	5.625%	$1.40625	$1.00	12/7/2017
	35,450	32,000	$800,000

The following Preferred Stock series was issued during the nine months ended September 30, 2017:

Series of Preferred Stock	Date Issued	Depositary Shares Issued	Fractional Interest per Share	Net Proceeds, After Expenses (in millions)	Offering Price	Optional Redemption Date
Series L	8/16/2017	9,000,000	1/1000	$217.6	25.00	8/16/2022

The following Preferred Stock series was partially redeemed during the nine months ended September 30, 2017:

Series of Preferred Stock	Date Issued	Depositary Shares Redeemed	Redemption Amount (in millions)	Redemption Price	Redemption Date
Series I (1)	3/20/2012	9,000,000	$225.0	$25.00	9/6/2017

(1)

On September 6, 2017, the Company partially redeemed 9,000 shares of its issued and outstanding Series I Preferred Stock, representing 56.25% of the issued and outstanding Series I Preferred Stock. In connection with this partial redemption the Company recorded a charge of $7.0 million resulting from the difference between the redemption amount and the carrying amount of the Series I Preferred Stock on the Company’s Condensed Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity. This $7.0 million charge was subtracted from net income/(loss) attributable to the Company to arrive at net income/(loss) available to the Company’s common shareholders and used in the calculation of earnings per share for the nine months ended September 30, 2017.

During February 2015, the Company established an at the market continuous offering program (the “ATM program”) which is effective for a term of three years, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange (the “NYSE”) or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not offer for sale any shares of common stock under the ATM program during the nine months ended September 30, 2017. As of September 30, 2017, the Company had $211.9 million available under this ATM program.

13. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2017 and 2016 (in thousands):

	2017	2016
Proceeds deposited in escrow through sale of real estate interests	$150,697	$66,431
Acquisition of real estate interests through proceeds held in escrow	$115,853	$66,044
Acquisition of real estate interests by assumption of mortgage debt	$-	$33,174
Issuance of common stock	$-	$85
Surrender of restricted common stock	$(5,599)	$(6,904)
Declaration of dividends paid in succeeding period	$123,270	$118,136
Capital expenditures accrual	$56,879	$17,604
Deemed contribution from noncontrolling interest	$10,000	$-
Consolidation of Joint Ventures:		-
Increase in real estate and other assets	$325,981	$316,772
Increase in mortgages payable, other liabilities and non-controlling interests	$258,626	$194,964

14. Incentive Plans

The Company accounts for equity awards in accordance with FASB’s Compensation – Stock Compensation guidance which requires that all share based payments to employees, including grants of employee stock options, restricted stock and performance shares, be recognized in the Condensed Consolidated Statements of Operations over the service period based on their fair values. Fair value is determined, depending on the type of award, using either the Black-Scholes option pricing formula or the Monte Carlo method for performance shares, both of which are intended to estimate the fair value of the awards at the grant date. Fair value of restricted shares is calculated based on the price on the date of grant.

The Company recognized expenses associated with its equity awards of $17.8 million and $15.3 million for the nine months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, the Company had $32.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 2.9 years.

15. Accumulated Other Comprehensive Income (“AOCI”)

The following tables display the change in the components of accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016:

	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Available-for- Sale Investments	Unrealized Loss on Interest Rate Swaps	Total
Balance as of January 1, 2017	$6,335	$406	$(975)	$5,766
Other comprehensive income before reclassifications	3,711	(1,466)	308	2,553
Amounts reclassified from AOCI (1)	(10,046)	-	-	(10,046)
Net current-period other comprehensive income	(6,335)	(1,466)	308	(7,493)
Balance as of September 30, 2017	$-	$(1,060)	$(667)	$(1,727)

(1)

During 2015, the Company began selling properties within its Canadian portfolio and has continued to liquidate its investments over the last two years.  During the three months ended September 30, 2017, the Company was deemed to have substantially liquidated its investment in Canada, triggered primarily by the receipt of various tax refunds and as a result, recognized a net cumulative foreign currency translation gain.  Amounts were reclassified to the Company’s Condensed Consolidated Statements of Operations as follows (i) $14.8 million of gain was reclassified to Equity in income of other real estate investments, net, and (ii) $4.8 million of loss was reclassified to Equity in income of joint ventures, net.

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of open-air shopping centers. As of September 30, 2017, the Company had interests in 508 shopping center properties aggregating 84.2 million square feet of gross leasable area (“GLA”) located in 32 states, Puerto Rico and Canada. In addition, the Company had 374 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 5.9 million square feet of GLA.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The Company’s strategy is to be the premier owner and operator of open-air shopping centers through investments primarily in the U.S.  To achieve this strategy the Company is (i) continuing to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger, higher quality properties in key markets identified by the Company, for which substantial progress has been achieved as of September 30, 2017, (ii) simplifying its business by: (a) reducing the number of joint venture investments and (b) exiting Mexico, South America and Canada, for which the exit of South America has been completed and Mexico and Canada have been substantially completed, (iii) pursuing redevelopment opportunities within its portfolio to increase overall value and (iv) selectively acquiring land parcels in our key markets for real estate development projects for long-term investment. As part of the Company’s strategy each property is evaluated for its highest and best use, which may include residential and mixed-use components. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate such as, repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company has an active capital recycling program which provides for the disposition of certain U.S. properties. If the Company accepts sales prices for any of these assets that are less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material. In order to execute the Company’s strategy, the Company intends to continue to strengthen its balance sheet by pursuing deleveraging efforts over time, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on U.S. open-air shopping centers.

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

	Three Months Ended
	September 30,
	(amounts in millions)
	2017	2016	Change	% change

Revenues from rental property (1)	$290.9	$279.3	$11.6	4.2%

Rental property expenses: (3)
Rent	$2.8	$2.7	$0.1	3.7%
Real estate taxes	38.4	37.7	0.7	1.9%
Operating and maintenance	33.2	32.6	0.6	1.8%
	$74.4	$73.0	$1.4	1.9%

Depreciation and amortization (4)	$88.4	$96.8	$(8.4)	(8.7% )

Comparison of the nine months ended September 30, 2017 and 2016

	Nine Months Ended
	September 30,
	(amounts in millions)
	2017	2016	Change	% change

Revenues from rental property (2)	$873.2	$859.5	$13.7	1.6%

Rental property expenses: (3)
Rent	$8.3	$8.3	$-	-
Real estate taxes	115.4	108.0	7.4	6.9%
Operating and maintenance	102.9	100.4	2.5	2.5%
	$226.6	$216.7	$9.9	4.6%

Depreciation and amortization (5)	$275.8	$264.4	$11.4	4.3%

(1)

Revenues from rental property increased for the three months ended September 30, 2017, primarily from the combined effect of (i) the acquisition and consolidation of operating properties during 2017 and 2016, providing incremental revenues for the three months ended September 30, 2017 of $15.7 million, as compared to the corresponding period in 2016 and (ii) an increase in revenues of $1.5 million for the three months ended September 30, 2017, as compared to the corresponding period in 2016, primarily due to the completion of certain redevelopment projects and net growth in the current portfolio, providing incremental revenue, partially offset by (iii) a decrease in revenues of $5.6 million for the three months ended September 30, 2017, as compared to the corresponding period in 2016, due to properties sold during 2017 and 2016.

(2)

Revenues from rental property increased for the nine months ended September 30, 2017, primarily from the combined effect of (i) the acquisition and consolidation of operating properties during 2017 and 2016, providing incremental revenues for the nine months ended September 30, 2017 of $42.7 million, as compared to the corresponding period in 2016, partially offset by (ii) a decrease in revenues of $22.4 million for the nine months ended September 30, 2017, as compared to the corresponding period in 2016, due to properties sold during 2017 and 2016 and (iii) a decrease in revenues of $6.6 million for the nine months ended September 30, 2017, as compared to the corresponding period in 2016, primarily due to tenant vacates during 2017 and 2016 which includes below market rent write-offs.

(3)

Rental property expenses include (i) rent expense relating to ground lease payments for which the Company is the lessee, (ii) real estate tax expense for consolidated properties for which the Company has a controlling ownership interest and (iii) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Rental property expenses increased for the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016, primarily due to the acquisition/consolidation of operating properties in 2017 and 2016 and an increase in real estate tax expense primarily due to the receipt of real estate tax refunds during 2016, partially offset by the disposition of properties during 2017 and 2016.

(4)

Depreciation and amortization decreased for the three months ended September 30, 2017 as compared to the corresponding period in 2016, primarily due to fewer tenant vacates, partially offset by the acquisition/consolidation of operating properties in 2017 and 2016.

(5)

Depreciation and amortization increased for the nine months ended September 30, 2017, as compared to the corresponding period in 2016, primarily due to the acquisition/consolidation of operating properties in 2017 and 2016, partially offset by property dispositions and tenant vacates in 2017 and 2016 and write-offs relating to the Company’s redevelopment projects in 2016.

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense and other company-specific expenses. General and administrative expenses decreased $3.4 million for the nine months ended September 30, 2017, as compared to the corresponding period in 2016, primarily due to reductions in professional fees, public company costs and other personnel related costs.

During the nine months ended September 30, 2017 and 2016, the Company recognized impairment charges related to adjustments to property carrying values of $34.3 million and $68.1 million, respectively, for which the Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the long-term plan for certain properties. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Other income, net decreased $3.3 for the three months ended September 30, 2017, as compared to the corresponding period in 2016. This decrease is primarily due to a decrease in income from the Company’s investment in retail store leases related to the termination of a lease during the three months ended September 30, 2016.

Interest expense decreased $9.7 million for the nine months ended September 30, 2017, as compared to the corresponding period in 2016. This decrease is primarily due to the Company’s utilization of net proceeds from unsecured debt offerings during 2017 and 2016 to payoff secured debt which had higher interest rates. As a result, the Company effectively lowered its overall interest rate on borrowings for the nine months ended September 30, 2017, as compared to the corresponding period in 2016.

During the nine months ended September 30, 2017, the Company incurred early extinguishment of debt charges aggregating $1.8 million in connection with the tender premium on Medium Term Notes that were partially tendered prior to maturity.

During the nine months ended September 30, 2016, the Company incurred early extinguishment of debt charges aggregating $45.7 million in connection with the optional make-whole provisions of unsecured notes that were repaid prior to maturity and prepayment penalties on a mortgage encumbering 10 operating properties, which the Company also paid prior to the scheduled maturity date.

Benefit/(provision) for income taxes, net changed $62.1 million to a benefit of $0.7 million for the three months ended September 30, 2017, as compared to a provision of $61.4 million for the corresponding period in 2016. This change is primarily due to (i) a decrease in tax provision of $63.5 million resulting from the recognition of a valuation allowance as a result of the Company’s merger of its taxable REIT subsidiary into a wholly-owned LLC of the Company on August 1, 2016.

Benefit/(provision) for income taxes, net changed $75.5 million to a benefit of $2.2 million for the nine months ended September 30, 2017, as compared to a provision of $73.3 million for the corresponding period in 2016. This change is primarily due to (i) a decrease of $63.5 million resulting from the recognition of a valuation allowance as a result of the Company’s merger of its taxable REIT subsidiary into a wholly-owned LLC of the Company on August 1, 2016 and (ii) a decrease in foreign tax expense of $31.0 million primarily relating to the sale of certain unconsolidated properties during 2016 within the Company’s Canadian portfolio which were subject to foreign taxes at a consolidated reporting entity level, partially offset by (iii) a decrease in tax benefit of $17.1 million primarily related to impairments recognized during the nine months ended September 30, 2016 and (iv) an increase of $2.0 million resulting from the favorable settlement of a tax audit during the nine months ended September 30, 2016.

Equity in income of joint ventures, net decreased $153.1 million for the nine months ended September 30, 2017, as compared to the corresponding period in 2016. This decrease is primarily due to (i) a decrease in net gains of $149.8 million resulting from fewer sales of properties and ownership interests within various joint venture investments, during the nine months ended September 30, 2017, as compared to the corresponding period in 2016, (ii) the recognition of cumulative foreign currency translation loss of $4.8 million as a result of the substantial liquidation of the Company’s investments in Canada during 2017 and (iii) lower equity in income of $4.6 million primarily resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2017 and 2016, partially offset by (iv) a decrease in impairment charges of $6.1 million recognized during 2017, as compared to 2016.

During the nine months ended September 30, 2017, the Company acquired, in separate transactions, a controlling interest in three operating properties from certain joint venture partners in which the Company had noncontrolling interests. As a result of these transactions, the Company recorded an aggregate gain on change in control of interests of $71.2 million related to the fair value adjustments associated with its previously held equity interest in the operating properties.

During the nine months ended September 30, 2016, the Company acquired six operating properties and one development project from a joint venture in which the Company had a noncontrolling interest. As a result of these transactions, the Company recorded an aggregate gain on change in control of interests of $53.1 million related to the fair value adjustments associated with its previously held equity interest in the operating properties.

Equity in income of other real estate investments, net increased $16.1 million for the three months ended September 30, 2017, as compared to the corresponding period in 2016. This increase is primarily due to (i) the recognition of cumulative foreign currency translation gain of $14.8 million as a result of the substantial liquidation of the Company’s investments in Canada during 2017 and (ii) an increase in earnings and profit participation from capital transactions within the Company’s Preferred Equity Program of $1.3 million during the three months ended September 30, 2017, as compared to the corresponding period in 2016.

Equity in income of other real estate investments, net increased $39.4 million for the nine months ended September 30, 2017, as compared to the corresponding period in 2016. This increase is primarily due to (i) an increase of $34.6 million in equity in income from the Albertsons joint venture resulting from cash distributions received in excess of the Company’s carrying basis during the nine months ended September 30, 2017, and (ii) the recognition of cumulative foreign currency translation gain of $14.8 million as a result of the substantial liquidation of the Company’s investments in Canada during 2017, partially offset by (iii) a decrease in earnings and profit participation from capital transactions within the Company’s Preferred Equity Program of $10.0 million during the nine months ended September 30, 2017, as compared to the corresponding period in 2016.

During the nine months ended September 30, 2017, the Company disposed of 15 consolidated operating properties and eight parcels, in separate transactions, for an aggregate sales price of $230.2 million. These transactions resulted in (i) an aggregate gain of $62.1 million and (ii) aggregate impairment charges of $13.0 million.

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

Net income attributable to noncontrolling interests increased $9.1 million for the nine months ended September 30, 2017, as compared to the corresponding period in 2016. This increase is primarily due to an increase in equity in income attributable to the Company’s noncontrolling partners in the Albertsons joint venture during 2017.

Net income available to the Company's common shareholders was $102.0 million for the three months ended September 30, 2017, as compared to a net loss of $55.1 million for the three months ended September 30, 2016. On a diluted per share basis, net income available to the Company’s common shareholders for the three months ended September 30, 2017, was $0.24 per share, as compared to a net loss of $0.13 per share for the three months ended September 30, 2016. These changes are primarily attributable to (i) a decrease in provision for income taxes, net, (ii) an increase in gains on sale of operating properties, (iii) a decrease in early extinguishment of debt charges, (iv) an increase in equity in income of other real estate investments, net, (v) a decrease in impairment charges of operating properties, (vi) a decrease in depreciation and amortization expense, (vii) incremental earnings due to the acquisition of operating properties during 2017 and 2016 as well as increased profitability from the Company’s operating properties, partially offset by (viii) an increase in preferred stock redemption costs and (ix) a decrease from gain on change of control of interests.

Net income available to the Company's common shareholders was $299.0 million for the nine months ended September 30, 2017, as compared to $265.9 million for the nine months ended September 30, 2016. On a diluted per share basis, net income available to the Company’s common shareholders for the nine months ended September 30, 2017, was $0.70 as compared to $0.63 for the nine months ended September 30, 2016. These changes are primarily attributable to (i) a decrease in provision for income taxes, net, (ii) a decrease in early extinguishment of debt charges, (iii) an increase in equity in income of other real estate investments, net, (iv) a decrease in impairment charges of operating properties, (v) a decrease in interest expense, (vi) an increase from gain on change of control of interests and (vii) incremental earnings due to the acquisition of operating properties during 2017 and 2016 as well as increased profitability from the Company’s operating properties, partially offset by (viii) a decrease in equity in income of joint ventures, net, resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2017 and 2016, (ix) a decrease in gains on sale of operating properties, (x) an increase in preferred stock redemption costs and (xi) an increase in depreciation and amortization expense.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At September 30, 2017, the Company’s five largest tenants were TJX Companies, The Home Depot, Ahold Delhaize, Bed Bath & Beyond and Albertsons, which represented 3.7%, 2.5%, 2.1%, 1.9% and 1.7%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, borrowings under term loans and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.25 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Nine Months Ended September 30,
	2017	2016
Net cash flow provided by operating activities	$493.8	$444.5
Net cash flow (used for)/provided by investing activities	$(278.3)	$248.2
Net cash flow used for financing activities	$(201.4)	$(711.8)

Operating Activities

The Company anticipates that cash on hand, borrowings under its Credit Facility, and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Cash flows provided by operating activities for the nine months ended September 30, 2017, were $493.8 million, as compared to $444.5 million for the comparable period in 2016.  This increase of $49.3 million is primarily attributable to (i) an increase of cash flow due to new leasing, expansion, re-tenanting of core portfolio properties and a decrease in interest expense, (ii) changes in operating assets and liabilities due to timing of receipts and payments and (iii) a change in Canadian withholding tax receivables related to the sale of various Canadian investments during 2016, partially offset by (iv) a decrease in operational distributions from the Company’s joint venture programs, due to the sale of certain joint ventures during 2017 and 2016.

Investing Activities

Cash flows used for investing activities for the nine months ended September 30, 2017, were $278.3 million, as compared to cash flows provided by investing activities of $248.2 million for the comparable period in 2016. This change of $526.5 million resulted primarily from (i) a decrease in return of investment and distributions from liquidation of real estate joint ventures of $325.8 million, primarily due to the liquidation of certain Canadian joint ventures in 2016, (ii) a decrease in proceeds from the sale of operating properties and development properties of $190.4 million, (iii) an increase in improvements to real estate under development of $79.7 million, (iv) a decrease of $53.1 million in reimbursements of investments in and advances to real estate joint ventures and (v) an increase in improvements to operating real estate of $34.5 million, partially offset by (vi) a decrease in acquisition of operating real estate and other related net assets of $70.7 million, (vii) a decrease in acquisition of real estate under development of $41.6 million, (viii) an increase in reimbursements of investments and advances to other real estate investments of $29.0 million and (ix) a decrease in investments in and advances to real estate joint ventures of $23.3 million.

Acquisitions of Operating Real Estate and Other Related Net Assets-

During the nine months ended September 30, 2017 and 2016, the Company expended $110.8 million and $181.5 million, respectively, towards the acquisition of operating real estate properties. The Company continues to transform its operating portfolio through its capital recycling program by acquiring what the Company believes are high quality U.S. retail properties and disposing of lesser quality assets. The Company anticipates acquiring approximately $140.0 million to $165.0 million of operating properties during the remainder of 2017. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities, assumption of mortgage debt, if applicable, and availability under the Company’s revolving line of credit.

Improvements to Operating Real Estate-

During the nine months ended September 30, 2017 and 2016, the Company expended $136.5 million and $102.1 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Nine Months Ended September 30,
	2017	2016
Redevelopment and renovations	$116,577	$58,984
Tenant improvements and tenant allowances	12,324	37,237
Other	7,633	5,863
Total (1)	$136,534	$102,084

(1)

During the nine months ended September 30, 2017 and 2016, the Company capitalized interest of $2.3 million and $1.9 million, respectively, and capitalized payroll of $2.5 million and $1.7 million, respectively, in connection with the Company’s improvements to operating real estate.

During the nine months ended September 30, 2017 and 2016, the Company capitalized personnel costs of $10.0 million and $9.8 million, respectively, relating to deferred leasing costs.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads which are located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts during the remainder of 2017 will be approximately $75.0 million to $100.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Real Estate Under Development-

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments. As of September 30, 2017, the Company had in progress a total of five active real estate development projects and two additional projects held for future development. The Company anticipates the total remaining costs to complete these projects to be approximately $225.0 million to $275.0 million. The Company anticipates its capital commitment toward these development projects during the remainder of 2017 will be approximately $75.0 million to $100.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving line of credit.

Financing Activities

Cash flows used for financing activities for the nine months ended September 30, 2017, were $201.4 million, as compared to $711.8 million for the comparable period in 2016.  This change of $510.4 million resulted primarily from (i) an increase in proceeds from issuance of unsecured notes of $600.0 million, (ii) a decrease in repayments under unsecured term loan/notes of $400.9 million, (iii) an increase in proceeds from mortgage loan financings of $206.0 million and (iv) a decrease in payment of early extinguishment of debt charges of $43.2 million, partially offset by (v) a decrease in proceeds from unsecured revolving Credit Facility, net of $226.5 million, (vi) an increase in redemption of preferred stock of $225.0 million, (vii) an increase in conversion/distribution of noncontrolling interests of $92.2 million, (viii) a decrease in proceeds from issuance of stock, net of $88.1 million, (ix) an increase in principal payments on debt of $73.1 million and (x) an increase in dividends paid of $27.1 million.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks. The Company has noticed a continuing trend that, although pricing remains dependent on specific deal terms, spreads for non-recourse mortgage financing stabilized, the unsecured debt markets are functioning well and credit spreads are at manageable levels.

Debt maturities for the remainder of 2017 consist of $12.4 million of consolidated debt, which relates to a non-recourse mortgage that is currently in default for which the Company is working with the special servicer on a resolution.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its investment-grade debt ratings. The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $13.6 billion. Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air shopping centers, funding real estate development projects, expanding and improving properties in the portfolio and other investments.

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

Preferred Stock-

During August 2017, the Company issued 9,000,000 Depositary Shares (the "Series L Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 5.125% Series L Cumulative Redeemable Preferred Stock, $1.00 par value per share. Dividends on the Series L Depositary Shares are cumulative and payable quarterly in arrears at the rate of 5.125% per annum based on the $25.00 per share initial offering price, or $1.28125 per annum.  The Series L Depositary Shares are redeemable, in whole or part, for cash on or after August 16, 2022, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Series L Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of $217.6 million were used for general corporate purposes, including the reduction of borrowings outstanding under the Company’s revolving credit facility and the redemption of shares of the Company’s preferred stock.

On August 7, 2017, the Company called for the partial redemption of 9,000,000 of its outstanding depositary shares of the Company’s 6.00% Series I Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Series L Preferred Stock"), representing 56.25% of the issued and outstanding Series I Preferred Stock. The aggregate redemption amount of $225.0 million plus accumulated and unpaid dividends of $1.9 million, was paid on September 6, 2017. Upon partial redemption, the Company recorded a charge of $7.0 million resulting from the difference between the redemption amount and the carrying amount of the Series I Preferred Stock on the Company’s Condensed Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity. This $7.0 million charge was subtracted from net income/(loss) attributable to the Company to arrive at net income/(loss) available to the Company's common shareholders and used in the calculation of earnings per share for the nine months ended September 30, 2017.

At the Market Continuous Offering Program (“ATM program”) –

During February 2015, the Company established an ATM program, which is effective for a term of three years, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the NYSE or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not offer for sale any shares of common stock under the ATM program during the nine months ended September 30, 2017. As of September 30, 2017, the Company had $211.9 million available under this ATM program.

Medium Term Notes (“MTN”) and Senior Notes –

The Company’s supplemental indentures governing its MTN and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of September 30, 2017
Consolidated Indebtedness to Total Assets	<65%	40%
Consolidated Secured Indebtedness to Total Assets	<40%	6%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.8x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.6x

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

During August 2017, the Company issued $500.0 million of Senior Unsecured Notes at an interest rate of 3.30% payable semi-annually in arrears which are scheduled to mature in February 2025. In addition, the Company issued $350.0 million of Senior Unsecured Notes at an interest rate of 4.45% payable semi-annually in arrears which are scheduled to mature in September 2047. The Company used the aggregate net proceeds from these issuances of $840.0 million, after the underwriting discounts and related offering costs, for general corporate purposes including to pre-fund near-term debt maturities and to reduce borrowings under the Company’s revolving Credit Facility.

On August 1, 2017, the Company made a tender offer to purchase any and all of its $300.0 million 4.30% MTN notes outstanding. As a result, the Company accepted the tender of $211.0 million of its $300.0 million outstanding MTN notes on August 10, 2017. In connection with this tender offer, the Company recorded a tender premium of $1.8 million resulting from the partial repayment of this note. Subsequently, in October 2017, the Company announced its intention to redeem the remaining $89.0 million outstanding on November 1, 2017.

Credit Facility -

In February 2017, the Company closed on a $2.25 billion unsecured revolving Credit Facility with a group of banks, which is scheduled to expire in March 2021, with two additional six month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (2.10% as of September 30, 2017), can be increased to $2.75 billion through an accordion feature. The Credit Facility replaced the Company’s $1.75 billion unsecured revolving credit facility that was scheduled to mature in March 2018. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. As of September 30, 2017, the Credit Facility had a balance of $25.0 million outstanding and $0.5 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.  The Company is currently in compliance with these covenants.  The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of September 30, 2017
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	42%
Total Priority Indebtedness to GAV	<35%	5%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.6x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.8x

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

Mortgages Payable –

During the nine months ended September 30, 2017, the Company (i) consolidated $212.2 million of individual non-recourse mortgage debt (including a fair market value adjustment of $6.2 million) relating to a joint venture operating property which the Company now controls, (ii) paid off $684.6 million of maturing mortgage debt (including fair market value adjustments of $5.7 million) that encumbered 25 operating properties and (iii) obtained a $206.0 million non-recourse mortgage relating to one operating property.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its real estate development projects. As of September 30, 2017, the Company had over 380 unencumbered property interests in its portfolio.

Dividends –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the nine months ended September 30, 2017 and 2016 were $381.2 million and $354.1 million, respectively.

Although the Company receives substantially all its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On July 25, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per common share payable to shareholders of record on October 4, 2017, which was paid on October 16, 2017. Additionally, on October 24, 2017, the Company’s Board of Directors declared an increased quarterly cash dividend of $0.28 per common share, an annualized increase of 3.7%, payable to shareholders of record on January 2, 2018, which is scheduled to be paid on January 16, 2018.

The Board of Directors also declared quarterly dividends with respect to the Company’s various series of cumulative redeemable preferred shares (Series I, Series J, Series K and Series L). All dividends on the preferred shares are scheduled to be paid on January 16, 2018, to shareholders of record on January 2, 2018.

Hurricane Impact -

The impact of Hurricanes Harvey, which hit Texas on August 25, 2017, and Irma, which hit Florida on September 10, 2017, resulted in minimal damage to the Company’s properties located in Texas and Florida.

With respect to Hurricane Maria, which hit the island of Puerto Rico on September 20, 2017, the Company is currently assessing damages at its seven operating properties located throughout Puerto Rico, aggregating 2.2 million square feet of GLA. Two of these operating properties, located in the southern region of the island were less impacted and most tenants have resumed operations, while the remaining five operating properties in the northern region sustained varying amounts of damage.  Initial repairs are in progress, however, a final assessment and recovery plan will require additional time.  The Company maintains a comprehensive property insurance policy on these properties with total coverage of up to $62.0 million, as well as business interruption insurance with coverage up to $39.3 million in the aggregate, subject to a collective deductible of $1.2 million. The Company anticipates that all damages and any loss of operations sustained will be covered under these existing policies. As further detailed information becomes available, the Company expects to recognize a charge, which it believes will not have a material effect on the Company’s financial position and/or results of operations.  This charge will result from the write-down of the undepreciated portion of the property that has been permanently damaged, which would be less than the replacement costs and offset by insurance proceeds received by the Company.

Other -

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

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted for the three and nine months ended September 30, 2017 and 2016, is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income/(loss) available to the Company’s common shareholders	$101,957	$(55,100)	$298,996	$265,912
Gain on disposition of operating property	(40,533)	(9,773)	(61,394)	(81,874)
Gain on disposition of joint venture operating properties and change in control of interests	-	(9,852)	(72,185)	(202,939)
Depreciation and amortization - real estate related	87,262	94,814	272,232	257,839
Depreciation and amortization - real estate joint ventures	9,562	10,719	29,413	35,621
Impairment of operating properties	8,651	16,857	32,294	77,803
Provision/(benefit) for income taxes (2)	-	29,005	(39)	40,797
Noncontrolling interests (2)	(1,613)	(264)	(3,895)	(427)
FFO available to the Company’s common shareholders	165,286	76,406	495,422	392,732
Transactional (income)/expense:
Profit participation from other real estate investments	-	(3)	(34,573)	(10,053)
Gain from land sales	-	(1,086)	(1,060)	(2,352)
Acquisition and demolition costs	633	2,347	1,097	3,890
Impairment of other investments	1,635	-	11,343	1,058
Early extinguishment of debt charges	1,753	45,674	1,753	45,674
Gain on liquidation of a foreign entity	(14,822)	-	(14,822)	-
Preferred stock redemption charge	7,014	-	7,014	-
Provision for income taxes (3)	-	36,524	8	38,176
Noncontrolling interests (3)	-	285	11,338	285
Other, net	(160)	461	324	(424)
Total transactional (income)/expense, net	(3,947)	84,202	(17,578)	76,254
FFO available to the Company’s common shareholders as adjusted	$161,339	$160,608	$477,844	$468,986
Weighted average shares outstanding for FFO calculations:
Basic	423,688	420,073	423,574	416,829
Units	973	-	854	821
Dilutive effect of equity awards	513	1,442	556	1,405
Diluted	425,174 (1)	421,515 (1)	424,984 (1)	419,055 (1)

FFO per common share – basic	$0.39	$0.18	$1.17	$0.94
FFO per common share – diluted	$0.39 (1)	$0.18 (1)	$1.17 (1)	$0.94 (1)
FFO as adjusted per common share – basic	$0.38	$0.38	$1.13	$1.13
FFO as adjusted per common share – diluted	$0.38 (1)	$0.38 (1)	$1.13 (1)	$1.12 (1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $268 for the three months ended September 30, 2017, and $688 and $621 for the nine months ended September 30, 2017 and 2016, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

Same property NOI is calculated using revenues from rental properties (excluding straight-line rent adjustments, lease termination fees and amortization of above/below market rents) less charges for bad debt, operating and maintenance expense, real estate taxes and rent expense plus the Company’s proportionate share of Same property NOI from unconsolidated real estate joint ventures, calculated on the same basis. The Company’s method of calculating Same property NOI may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income/(loss) available to the Company’s common shareholders	$101,957	$(55,100)	$298,996	$265,912
Adjustments:
Management and other fee income	(3,926)	(5,790)	(12,456)	(14,274)
General and administrative	28,588	27,983	86,395	89,840
Impairment charges	2,944	10,073	34,280	68,126
Depreciation and amortization	88,443	96,827	275,787	264,436
Interest and other expense, net	47,910	87,868	137,770	191,980
(Benefit)/provision for income taxes, net	(697)	61,426	(2,224)	73,292
Gain on change in control of interests	-	(6,584)	(71,160)	(53,096)
Equity in income of other real estate investments, net	(19,909)	(3,774)	(61,952)	(22,532)
Gain on sale of operating properties, net of tax	(40,533)	(9,771)	(62,102)	(75,935)
Net income attributable to noncontrolling interests	1,186	1,997	13,926	4,875
Preferred stock redemption charge	7,014	-	7,014	-
Preferred stock dividends	12,059	11,555	35,169	34,665
Non same property net operating income	(13,166)	(12,834)	(45,577)	(74,466)
Non-operational expense/(income) from joint ventures, net	24,580	25,531	63,611	(67,037)
Same property NOI	$236,450	$229,407	$697,477	$685,786

Same property NOI increased by $7.0 million or 3.1% for the three months ended September 30, 2017, as compared to the corresponding period in 2016. This increase is primarily the result of (i) an increase of $3.2 million related to lease-up and rent commencements in the portfolio, (ii) an increase in other property income of $3.3 million and (iii) a decrease of $0.5 million of credit losses.

Same property NOI increased by $11.7 million or 1.7% for the nine months ended September 30, 2017, as compared to the corresponding period in 2016. This increase is primarily the result of (i) an increase of $8.2 million related to lease-up and rent commencements in the portfolio, (ii) a decrease of $2.8 million of credit losses and (iii) an increase in other property income of $0.7 million.

Leasing Activity

During the nine months ended September 30, 2017, the Company executed 918 leases totaling 7.1 million square feet in the Company’s consolidated operating portfolio comprised of 330 new leases and 588 renewals and options. The leasing costs associated with new leases are estimated to aggregate $58.0 million or $28.74 per square foot. These costs include $45.1 million of tenant improvements and $12.9 million of external leasing commissions. The average rent per square foot on new leases was $18.53 and on renewals and options was $15.70.

Tenant Lease Expirations

The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, for each lease that expires during the respective year. Amounts in thousands except for number of lease data and percentages:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	161	604	$12,972	1.5%
2017	131	525	$10,830	1.3%
2018	740	3,914	$67,353	7.8%
2019	896	6,561	$99,195	11.5%
2020	880	6,174	$97,607	11.3%
2021	807	6,643	$98,950	11.4%
2022	821	6,993	$106,062	12.3%
2023	424	5,459	$76,807	8.9%
2024	251	2,996	$48,414	5.6%
2025	227	2,120	$35,463	4.1%
2026	235	3,853	$51,910	6.0%
2027	244	3,579	$54,942	6.4%

(1)	Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of September 30, 2017, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. Amounts are in millions.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$12.4	$73.7	$2.4	$101.0	$157.4	$403.9	$750.8	$752.8
Average Interest Rate	9.41%	4.99%	5.29%	5.35%	5.39%	4.29%	4.81%

Variable Rate	$-	$-	$100.0	$-	$-	$-	$100.0	$99.4
Average Interest Rate	-	-	2.60%	-	-	-	2.60%

Unsecured Debt
Fixed Rate	$-	$89.0	$299.4	$-	$497.4	$3,796.4	$4,682.2	$4,658.6
Average Interest Rate	-	4.30%	6.88%	-	3.20%	3.52%	3.72%

Variable Rate	$-	$-	$-	$-	$18.2	$-	$18.2	$18.2
Average Interest Rate	-	-	-	-	2.10%	-	2.10%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.9 million for the nine months ended September 30, 2017 if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments in their respective local currencies and the U.S. dollar equivalents:

Foreign Investment (in millions)
Country	Local Currency	U.S. Dollars
Mexican real estate investments	53.5	$4.8
Canadian real estate investments	19.1	$15.4

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Currency fluctuations between local currency and the U.S. dollar, for investments for which the Company has determined that the local currency is the functional currency, for the period in which the Company held its investment result in a cumulative translation adjustment (“CTA”). This CTA is recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. The CTA amounts are subject to future changes resulting from ongoing fluctuations in the respective foreign currency exchange rates. Changes in exchange rates are impacted by many factors that cannot be forecasted with reliable accuracy. During the nine months ended September 30, 2017, the Company substantially liquidated its investments in Canada and as such, recognized a net cumulative foreign currency translation gain of $10.0 million. As of a result of the substantial liquidation of the Company’s foreign investments, any future currency changes, which could have a favorable or unfavorable impact, will be recognized as earnings in Other income/(expense), net in the Company’s Condensed Consolidated Statements of Operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities - During the nine months ended September 30, 2017, the Company repurchased 229,436 shares in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. The Company expended approximately $5.6 million to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2017 – January 31, 2017	12,364	$25.34	-	$-
February 1, 2017 - February 28, 2017	186,397	$25.04	-	-
March 1, 2017 – March 31, 2017	452	$23.38	-	-
April 1, 2017 – April 30, 2017	-	$-	-	-
May 1, 2017 – May 31, 2017	15,625	$18.90	-	-
June 1, 2017 – June 30, 2017	1,544	$17.56	-	-
July 1, 2017 – July 31, 2017	1,824	$19.51	-	-
August 1, 2017 – August 31, 2017	10,314	$20.32	-	-
September 1, 2017 – September 30, 2017	916	$19.62	-	-
Total	229,436	$24.31	-	$-

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

KIMCO REALTY CORPORATION

October 27, 2017	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

October 27, 2017	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer