Form 10-K
period 2017-12-31
KIMCO REALTY CORP
filed 2018-02-23
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(516) 869-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, par value $.01 per share.	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 6.000% Class I Cumulative Redeemable Preferred Stock, $1.00 par value per share.	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.500% Class J Cumulative Redeemable Preferred Stock, $1.00 par value per share.	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.625% Class K Cumulative Redeemable Preferred Stock, $1.00 par value per share.	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.125% Class L Cumulative Redeemable Preferred Stock, $1.00 par value per share.	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.250% Class M Cumulative Redeemable Preferred Stock, $1.00 par value per share.	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, and “emerging growth company”” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
(Do not check if a smaller reporting company.)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.6 billion based upon the closing price on the New York Stock Exchange for such equity on June 30, 2017.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of February 20, 2018, the registrant had 425,455,523 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 24, 2018.

Index to Exhibits begins on page 43.

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

PART I

Item 1. Business

Overview

Kimco Realty Corporation, a Maryland corporation, is one of North America’s largest publicly traded owners and operators of open-air shopping centers.   The terms “Kimco,” the “Company,” “we,” “our” and “us” each refer to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise.  The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of December 31, 2017, the Company had interests in 493 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 83.2 million square feet of gross leasable area (“GLA”), located in 29 states, Puerto Rico and Canada. In addition, the Company had 372 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 5.8 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000. Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting are administered by the Company from its executive offices in New Hyde Park, New York and supported by the Company’s regional offices. As of December 31, 2017, a total of 546 persons were employed by the Company.

The Company’s website is located at http://www.kimcorealty.com. The information contained on our website does not constitute part of this Form 10-K. On the Company’s website you can obtain, free of charge, a copy of this Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable, after we file such material electronically with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders. In 1973, these principals formed the Company as a Delaware corporation, and, in 1985, the operations of The Kimco Corporation were merged into the Company. The Company completed its initial public stock offering (the “IPO”) in November 1991, and, commencing with its taxable year which began January 1, 1992, elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined under the Code. The Company maintains certain subsidiaries which made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRS”), which permit the Company to engage in certain business activities which the REIT may not conduct directly. A TRS is subject to federal and state income taxes on its income, and the Company includes a provision for taxes in its consolidated financial statements.  In 1994, the Company reorganized as a Maryland corporation. In March 2006, the Company was added to the S & P 500 Index, an index containing the stock of 500 Large Cap companies, most of which are U.S. corporations. The Company's common stock, Class I Depositary Shares, Class J Depositary Shares, Class K Depositary Shares, Class L Depositary Shares and Class M Depositary Shares are traded on the New York Stock Exchange (“NYSE”) under the trading symbols “KIM”, “KIMprI”, “KIMprJ”, “KIMprK”, “KIMprL”, and “KIMprM”, respectively.

The Company’s initial growth resulted primarily from real estate under development and the construction of shopping centers. Subsequently, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and continued its expansion across the nation and internationally within Canada, Mexico and South America (Chile, Brazil and Peru). The Company implemented its investment real estate management format through the establishment of various institutional joint venture programs, in which the Company has noncontrolling interests. The Company earns management fees, acquisition fees, disposition fees as well as promoted interests based on achieving certain performance metrics.

During 2013, the Company began its efforts to exit its foreign investments due to perceived changes in market conditions. As of December 31, 2017, the Company has substantially liquidated its investments in Mexico and Canada and has completely exited South America.

In addition, the Company has capitalized on its established expertise in retail real estate by establishing other ventures in which the Company owns a smaller equity interest and provides management, leasing and operational support for those properties. The Company has also provided preferred equity capital in the past to real estate entrepreneurs and, from time to time, provides real estate capital and management services to both healthy and distressed retailers. The Company has also made selective investments in secondary market opportunities where a security or other investment is, in management’s judgment, priced below the value of the underlying assets, however these investments are subject to volatility within the equity and debt markets. For the years ended December 31, 2017, 2016 and 2015, the Company’s consolidated revenues were $1.2 billion, $1.2 billion and $1.1 billion, respectively, which includes $0.3 million, $0.6 million and $8.6 million, respectively, from the Company’s consolidated foreign investments.  For the years ended December 31, 2017, 2016 and 2015, the Company’s equity in income from unconsolidated joint ventures and preferred equity investments were $60.8 million, $218.7 million and $480.4 million, respectively, which includes equity loss of $1.6 million, equity income of $149.0 million and equity income of $408.4 million, respectively, from the Company’s unconsolidated foreign investments.  See Item 7A Quantitative and Qualitative Disclosures About Market Risk for further details regarding the Company’s foreign investments.

Business Objective and Strategies

Business Objective

The Company’s primary business objective is to be the premier owner and operator of open-air shopping centers in the U.S. The Company believes it can achieve this objective by:

●	increasing value of its existing portfolio of properties and generating higher levels of portfolio growth;
●	increasing cash flows for reinvestment and/or for distribution to shareholders;
●	continuing growth in desirable demographic areas with successful retailers; and
●	increasing capital appreciation.

Operating Strategies

The Company’s operating strategies are to (i) own and operate its shopping center properties at their highest potential through maximizing and maintaining rental income and occupancy levels, (ii) attract local area customers to its shopping centers, which offer day-to-day necessities rather than high-priced luxury items, and (iii) maintain a strong balance sheet.

To effectively execute these strategies the Company seeks to:

●	increase rental rates through the leasing of space to new tenants;
●	attract a diverse and robust tenant base across a variety of retailers at its properties, which include grocery store, national or regional discount department store or drugstore tenants;
●	renew leases with existing tenants;
●	decrease vacancy levels and duration of vacancy;
●	monitor operating costs and overhead;
●	redevelop existing shopping centers to obtain the highest and best use to maximize the real estate value;
●	provide unmatched tenant services deriving from decades of experience managing retail properties; and
●	provide communities with a destination for everyday living goods and services.

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2017, no single open-air shopping center accounted for more than 1.8% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.6% of the Company’s total shopping center GLA. Furthermore, at December 31, 2017, the Company’s single largest tenant represented only 3.6% and the Company’s five largest tenants aggregated less than 12.0% of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of open-air shopping centers, the Company has established close relationships with major national and regional retailers and maintains a broad network of industry contacts. Management is associated with and/or actively participates in many shopping center and REIT industry organizations. Notwithstanding these relationships, there are numerous regional and local commercial developers, real estate companies, financial institutions and other investors who compete with the Company for the acquisition of properties and other investment opportunities and in seeking tenants who will lease space in the Company’s properties.

Investment Strategies

The Company’s investment strategy is to invest capital into high quality assets which are concentrated in major metro markets that provide opportunity for growth while disposing of lesser quality assets in more undesirable locations. Through this strategy, the Company has steadily progressed in its transformation of its portfolio and will continue these efforts as deemed necessary to maximize the quality and growth of its portfolio. The properties acquired are primarily located in major metro areas allowing tenants to generate higher foot traffic resulting in higher sales volume. The Company believes that this will enable it to maintain higher occupancy levels, rental rates and rental growth.

The Company’s investment strategy also includes the retail re-tenanting, renovation and expansion of its existing centers and acquired centers. The Company may selectively acquire established income-producing real estate properties and properties requiring significant re-tenanting and redevelopment, primarily in geographic regions in which the Company presently operates. Additionally, the Company may selectively acquire land parcels in its key markets for real estate development projects for long-term investment. The Company may consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise. The Company also continues to simplify its business by reducing the number of joint venture investments and pursuing redevelopment opportunities to increase overall value within its portfolio.

As part of the Company’s investment strategy each property is evaluated for its highest and best use, which may include residential and mixed-use components. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate such as, repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company has an active capital recycling program which provides for the disposition of certain properties. If the Company accepts sales prices for any of these assets that are less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material.

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

Corporate Responsibility and Sustainability

The Company is focused on building a thriving and sustainable business, one that succeeds by delivering long-term value for its stakeholders. The Company takes pride in how it conducts business, including the positive contribution it makes to communities and its initiatives to safeguard the environment.

By investing in technologies and improved processes, the Company has delivered significant year-over-year reductions in energy consumption across its portfolio of properties. Re-thinking how it controls and lights its parking areas significantly reduces operating costs and meaningfully curbs negative environmental impacts associated with fossil-fuel based energy sources.

The Company’s responsibility efforts are not limited to promoting operational efficiency. The Company believes that sustainability leadership also requires an understanding of how environmental, social, and governance issues impact both its customers and the organization’s future growth prospects. As a result, it is taking steps to engage with its tenants on these issues and to better understand how the shopping centers it chooses to own and manage can grow in value by viewing them through this unique lens.

To focus the Company’s corporate responsibility efforts, it has established a set of five strategic program priorities:

●	openly engage its key stakeholders;
●	lead by example in its operations;
●	positively influence tenants & partners;
●	enhance its communities; and
●	build and retain a quality team.

For the third consecutive year, the Company was named to the Dow Jones Sustainability North America Index, remaining the sole U.S. retail owner among eligible companies. The Company also earned the Green Star designation by the Global Real Estate Sustainability Benchmark (“GRESB”) for the fourth year in a row and remains the top-ranked North American company among a peer group of open-air retail property owners.

Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2017:

Name	Age	Position	Joined Kimco
Milton Cooper	88	Executive Chairman of the Board of Directors	Co-Founder
Conor C. Flynn	37	Chief Executive Officer	2003
Ross Cooper	35	President and Chief Investment Officer (1)	2006
Glenn G. Cohen	53	Executive Vice President, Chief Financial Officer and Treasurer	1995
David Jamieson	37	Executive Vice President, Chief Operating Officer (2)	2007

(1)	Ross Cooper was elected President and Chief Investment Officer in February 2017 and prior to that had served as Executive Vice President and Chief Investment Officer since May 2015.
(2)

David Jamieson was elected Executive Vice President, Chief Operating Officer in February 2017 and prior to that had served as Executive Vice President of Asset Management and Operations since May 2015.

Item 1A. Risk Factors

We are subject to certain business and legal risks including, but not limited to, the following:

Risks Related to Our Business and Operations

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

Our properties consist primarily of open-air shopping centers and other retail properties. Our performance, therefore, is generally linked to economic conditions in the market for retail space. The economic performance and value of our properties is subject to all of the risks associated with owning and operating real estate, including but not limited to:

●	changes in the national, regional and local economic climate;
●	local conditions, including an oversupply of, or a reduction in demand for, space in properties like those that we own;
●	trends toward smaller store sizes as retailers reduce inventory and new prototypes;
●	increasing use by customers of e-commerce and online store sites;
●	the attractiveness of our properties to tenants;
●	the ability of tenants to pay rent, particularly anchor tenants with leases in multiple locations;
●	tenants who may declare bankruptcy and/or close stores;
●	competition from other available properties to attract and retain tenants;
●	changes in market rental rates;
●	the need to periodically pay for costs to repair, renovate and re-let space;
●	ongoing consolidation in the retail sector;
●	the excess amount of retail space in a number of markets;
●	changes in operating costs, including costs for maintenance, insurance and real estate taxes;
●	the expenses of owning and operating properties, which are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties;

●	changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes;
●	acts of terrorism and war, acts of God and physical and weather-related damage to our properties; and
●	the risk of functional obsolescence of properties over time.

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

We face competition in the acquisition or development of real property from others engaged in real estate investment that could increase our costs associated with purchasing and maintaining assets. Some of these competitors may have greater financial resources than we do. This could result in competition for the acquisition of properties for tenants who lease or consider leasing space in our existing and subsequently acquired properties and for other real estate investment or development opportunities.

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

In addition, multiple lease terminations by tenants, including anchor tenants, or a failure by multiple tenants to occupy their premises in a shopping center could result in lease terminations or significant reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all, and our rental payments from our continuing tenants could significantly decrease. The occurrence of any of the situations described above, particularly involving a substantial tenant with leases in multiple locations, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Real estate under development is a component of our operating and investment strategy. We intend to continue pursuing select real estate under development opportunities for long-term investment and construction of retail and/or mixed-use properties as opportunities arise. We expect to phase in construction until sufficient preleasing is reached. Our real estate under development and construction activities include the following risks:

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

Additionally, new real estate under development activities typically require substantial time and attention from management, and the time frame required for development, construction and lease-up of these properties could require several years to realize any significant cash return. The foregoing risks could hinder our growth and have an adverse effect on our financial condition, results of operations and cash flows.

Construction and development projects are subject to risks that materially increase the costs of completion.

In the event that we decide to develop and construct new properties or redevelop existing properties, we will be subject to risks and uncertainties associated with construction and development. These risks include, but are not limited to, risks related to obtaining all necessary zoning, land-use, building occupancy and other governmental permits and authorizations, risks related to the environmental concerns of government entities or community groups, risks related to changes in economic and market conditions between development commencement and stabilization, risks related to construction labor disruptions, adverse weather, acts of God or shortages of materials which could cause construction delays and risks related to increases in the cost of labor and materials which could cause construction costs to be greater than projected and adversely impact the amount of our development fees or our financial condition, results of operations and cash flows.

We do not have exclusive control over our joint venture and preferred equity investments, such that we are unable to ensure that our objectives will be pursued.

We have invested in some properties as a co-venturer or partner, instead of owning directly. In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of these investments. As a result, the co-venturer or partner might have interests or goals that are inconsistent with ours, take action contrary to our interests or otherwise impede our objectives. These investments involve risks and uncertainties. The co-venturer or partner may fail to provide capital or fulfill its obligations, which may result in certain liabilities to us for guarantees and other commitments. Conflicts arising between us and our partners may be difficult to manage and/or resolve and it could be difficult to manage or otherwise monitor the existing business arrangements. The co-venturer or partner also might become insolvent or bankrupt, which may result in significant losses to us.

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

A decline in the value of our other investments may require us to recognize an other-than-temporary impairment (“OTTI”) against such assets. When the fair value of an investment is determined to be less than its amortized cost at the balance sheet date, we assess whether the decline is temporary or other-than-temporary. If we intend to sell an impaired asset, or it is more likely than not that we will be required to sell the impaired asset before any anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the asset’s amortized cost and its fair value at the balance sheet date. When an OTTI is recognized through earnings, a new cost basis is established for the asset and the new cost basis may not be adjusted through earnings for subsequent recoveries in fair value.

We intend to continue to sell our non-strategic assets and may not be able to recover our investments, which may result in significant losses to us.

There can be no assurance that we will be able to recover the current carrying amount of all of our non-strategic properties and investments and those of our unconsolidated joint ventures in the future. Our failure to do so would require us to recognize impairment charges for the period in which we reached that conclusion, which could materially and adversely affect our financial condition, results of operations and cash flows.

We have substantially completed our efforts to exit our investments in Mexico, South America and Canada, however, we cannot predict the impact of laws and regulations affecting these international operations, including the United States Foreign Corrupt Practices Act, or the potential that we may face regulatory sanctions.

Our international operations have included properties in Canada, Mexico, Chile, Brazil and Peru and are subject to a variety of United States and foreign laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”) and foreign tax laws and regulations. Although we have substantially completed our efforts to exit our investments in Mexico, South America and Canada, we cannot assure you that our past or any current international operations will continue to be found to be in compliance with such laws or regulations. In addition, we cannot predict the manner in which such laws or regulations might be administered or interpreted, or when, or the potential that we may face regulatory sanctions or tax audits as a result of our international operations.

We face risks relating to cybersecurity attacks which could adversely affect our business, cause loss of confidential information and disrupt operations.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. We may face cyber incidents and security breaches through malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization and other significant disruptions of our IT networks and related systems. The risk of a cybersecurity breach or disruption, particularly through a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

While we maintain some of our own critical information technology systems, we also depend on third parties to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications and certain finance functions. Our measures to prevent, detect and mitigate these threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, may not be successful in preventing a data breach or limiting the effects of a breach. Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems.

The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. Our financial results may be negatively impacted by such an incident or resulting negative media attention.

A cyber incident could:

●	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
●	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
●	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
●

result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

●	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
●	require significant management attention and resources to remedy and damages that result;
●	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
●	damage our reputation among our tenants, investors and associates.

Moreover, cyber incidents perpetrated against our tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our business.

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

Natural disasters and severe weather conditions could have an adverse impact on our financial condition, results of operations and cash flows.

Real estate properties are subject to natural disasters and severe weather conditions such as hurricanes, tornados, earthquakes, snow storms, floods and fires. The occurrence of natural disasters or severe weather conditions could cause substantial damages or losses to our properties which could exceed any applicable insurance coverage and could also cause delays in development projects, negatively impact tenant demand for our properties and result in increased costs for future property insurance.

Risks Related to Our Debt and Equity Securities

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

We cannot assure you that we will be able to access the credit and/or equity markets to obtain additional debt or equity financing or that we will be able to obtain financing on terms favorable to us. The inability to obtain financing on a timely basis could have negative effects on our business, such as:

●	we could have great difficulty acquiring or developing properties, which would materially adversely affect our investment strategy;
●	our liquidity could be adversely affected;
●	we may be unable to repay or refinance our indebtedness;
●	we may need to make higher interest and principal payments or sell some of our assets on terms unfavorable to us to fund our indebtedness; or
●	we may need to issue additional capital stock, which could further dilute the ownership of our existing shareholders.

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

Risks Related to Our Status as a REIT and Related U.S. Federal Income Tax Matters

Loss of our tax status as a REIT or changes in U.S. federal income tax laws, regulations, administrative interpretations or court decisions relating to REITs could have significant adverse consequences to us and the value of our securities.

We have elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. We believe that we are organized and operate in a manner that has allowed us to qualify and will allow us to remain qualified as a REIT under the Code. However, there can be no assurance that we have qualified or will continue to qualify as a REIT for U.S. federal income tax purposes.

Qualification as a REIT involves the application of highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and U.S. Department of the Treasury. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, regulations, administrative interpretations or court decisions could significantly and negatively change the tax laws with respect to qualification as a REIT, the U.S. federal income tax consequences of such qualification or the desirability of an investment in a REIT relative to other investments.

In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. Furthermore, we own a direct or indirect interest in certain subsidiary REITs which elected to be taxed as REITs for U.S. federal income tax purposes under the Code. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. The failure of a subsidiary REIT to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT.

If we lose our REIT status, we will face serious tax consequences that will substantially reduce the funds available to pay dividends to stockholders for each of the years involved because:

●	we would not be allowed a deduction for dividends to stockholders in computing our taxable income and we would be subject to the regular U.S. federal corporate income tax;
●	we could possibly be subject to increased state and local taxes;
●	unless we were entitled to relief under statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified; and
●	we would not be required to make distributions to stockholders.

Moreover, the Tax Cuts and Jobs Act, enacted on December 22, 2017, has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the legislation that could affect us and our stockholders include:

●

temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% (excluding the 3.8% Medicare tax on net investment income) for taxable years beginning after December 31, 2017 and before January 1, 2026;

●	permanently eliminating the progressive corporate tax rate structure, with a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;
●

allowing a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026; REIT dividends, as described herein, will be allowed the full 20% deduction thereby reducing the highest marginal income tax rate on these dividends to 29.6% from 37% (excluding the 3.8% Medicare tax on net investment income);

●

reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

●	limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of REIT taxable income (after the application of the dividends paid deduction);
●

generally limiting the deduction for net business interest expense in excess of 30% of a business’s adjusted taxable income, except for taxpayers that engage in certain real estate businesses and elect out of this rule (and requiring such electing taxpayers to use the less favorable alternative depreciation system); and

●	elimination of the corporate alternative minimum tax.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses U.S. federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Our failure to qualify as a REIT or new legislation or changes in U.S. federal income tax laws (including interpretations and regulations with respect to the Tax Cuts and Jobs Act), and with respect to qualification as a REIT or the tax consequences of such qualification, could also impair our ability to expand our business or raise capital and have a materially adverse effect on the value of our securities.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could adversely affect our financial condition, results of operations, cash flows and per share trading price of our common stock.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes on the amount we distribute that is less than 100% of our net taxable income each year, including capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. While we have historically satisfied these distribution requirements by making cash distributions to our stockholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. Assuming we continue to satisfy these distribution requirements with cash, we may need to borrow funds to meet the REIT distribution requirements and avoid the payment of income and excise taxes even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of cash reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market's perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flows and per share trading price of our common stock.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Real Estate Portfolio. As of December 31, 2017, the Company had interests in 493 shopping center properties aggregating 83.2 million square feet of GLA located in 29 states, Puerto Rico and Canada. In addition, the Company had 372 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 5.8 million square feet of GLA.  The Company’s portfolio is used by its single reportable segment. Open-air shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2017, the Company’s Combined Shopping Center Portfolio, including noncontrolling interests, was 96.0% leased.

The Company's open-air shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of 168,433 square feet as of December 31, 2017. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with redevelopment, major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2017, the Company expended $206.8 million in connection with these property improvements and expensed to operations $32.6 million.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners. The Company's open-air shopping centers are usually "anchored" by a grocery store, national or regional discount department store or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include TJX Companies, The Home Depot, Ahold Delhaize, Bed Bath & Beyond, Albertsons, Ross Stores, Petsmart, Kohl’s, Wal-Mart and Whole Foods.

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2017, no single open-air shopping center accounted for more than 1.8% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.6% of the Company’s total shopping center GLA. At December 31, 2017, the Company’s five largest tenants were TJX Companies, The Home Depot, Ahold Delhaize, Bed Bath & Beyond and Albertsons, which represented 3.6%, 2.5%, 2.2%, 1.8% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

A substantial portion of the Company's income consists of rent received under long-term leases. Most of the leases provide for the payment of fixed-base rentals monthly in advance and for the payment by tenants of an allocable share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the shopping centers. Although many of the leases require the Company to make roof and structural repairs as needed, a number of tenant leases place that responsibility on the tenant, and the Company's standard small store lease provides for reimbursements by the tenant as part of common area maintenance.

Minimum base rental revenues and operating expense reimbursements accounted for 97% and other revenues, including percentage rents, accounted for 3% of the Company's total revenues from rental properties for the year ended December 31, 2017. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth. Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2017, the Company’s consolidated operating portfolio, comprised of 59.4 million square feet of GLA, was 95.9% leased. The consolidated operating portfolio consists entirely of properties located in the U.S., inclusive of Puerto Rico.  For the period January 1, 2017 to December 31, 2017, the Company increased the average base rent per leased square foot, which includes the impact of tenant concessions, in its consolidated portfolio of open-air shopping centers from $14.99 to $15.43, an increase of $0.44.  This increase primarily consists of (i) a $0.30 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio, (ii) a $0.13 increase relating to dispositions and (iii) a $0.01 increase relating to acquisitions.

The Company has a total of 6,089 leases in the U.S. consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	184	613	$12,093	1.4%
2018	638	3,269	$56,322	6.5%
2019	883	6,353	$98,004	11.3%
2020	873	6,135	$97,651	11.3%
2021	813	6,802	$100,238	11.6%
2022	858	7,093	$111,304	12.8%
2023	512	6,015	$85,560	9.9%
2024	255	3,057	$49,345	5.7%
2025	228	2,126	$35,719	4.1%
2026	233	3,822	$52,415	6.0%
2027	253	3,572	$55,419	6.4%
2028	202	2,551	$42,614	4.9%

(1)	Leases currently under month to month lease or in process of renewal

During 2017, the Company executed 1,196 leases totaling over 8.9 million square feet in the Company’s consolidated operating portfolio comprised of 451 new leases and 745 renewals and options. The leasing costs associated with these leases are estimated to aggregate $75.7 million or $28.58 per square foot. These costs include $59.3 million of tenant improvements and $16.4 million of leasing commissions. The average rent per square foot on new leases was $18.83 and on renewals and options was $15.86. The Company will seek to obtain rents that are higher than amounts within its expiring leases, however, there are many variables and uncertainties which can significantly affect the leasing market at any time; as such, the Company cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Ground-Leased Properties. The Company has interests in 43 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. The Company pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements reverts to the landowner.

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

	2017				2016
Period	High Price	Low Price	Dividends Declared		High Price	Low Price	Dividends Declared
First Quarter	$26.16	$21.46	$0.27		$29.11	$24.75	$0.255
Second Quarter	$23.03	$17.02	$0.27		$31.38	$26.79	$0.255
Third Quarter	$21.24	$17.60	$0.27		$32.24	$28.34	$0.255
Fourth Quarter	$19.79	$17.76	$0.28	(a)	$29.23	$24.35	$0.27	(b)

(a)	Paid on January 16, 2018 to stockholders of record on January 2, 2018.
(b)	Paid on January 15, 2017 to stockholders of record on January 3, 2017.

Holders: The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,162 as of January 31, 2018.

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

	Year ended December 31,
	2017	2016
Dividend paid per share	$1.08	$1.02
Ordinary income	57%	62%
Capital gains	2%	30%
Return of capital	41%	8%

In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, unsecured bank debt, mortgage debt and construction loans, convertible preferred stock and perpetual preferred stock. Borrowings under the Company's revolving credit facility have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company regarding dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnotes 12, 13 and 16 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The Company does not believe that the preferential rights available to the holders of its Class I Preferred Stock, Class J Preferred Stock, Class K Preferred Stock, Class L Preferred Stock and Class M Preferred Stock, the financial covenants contained in its public bond indentures, as amended, or its revolving credit agreements will have an adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

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

Recent Sales of Unregister Securities:

None.

Issuer Purchases of Equity Securities: During the year ended December 31, 2017, the Company repurchased 232,304 shares in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations relating to the vesting of restricted stock awards under the Company’s equity-based compensation plans. The Company expended approximately $5.6 million to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2017 – January 31, 2017	12,364	$25.34	-	$-
February 1, 2017 - February 28, 2017	186,397	$25.04	-	-
March 1, 2017 – March 31, 2017	452	$23.38	-	-
April 1, 2017 – April 30, 2017	-	$-	-	-
May 1, 2017 – May 31, 2017	15,625	$18.90	-	-
June 1, 2017 – June 30, 2017	1,544	$17.56	-	-
July 1, 2017 – July 31, 2017	1,824	$19.51	-	-
August 1, 2017 – August 31, 2017	10,314	$20.32	-	-
September 1, 2017 – September 30, 2017	916	$19.62	-	-
October 1, 2017 – October 31, 2017	2,868	$18.49	-	-
November 1, 2017 – November 30, 2017	-	$-	-	-
December 1, 2017 – December 31, 2017	-	$-	-	-
Total	232,304	$24.23	-	$-

Total Stockholder Return Performance: The following performance chart compares, over the five years ended December 31, 2017, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the FTSE NAREIT All Equity REITs Index (the “FTSE NAREIT Equity REITs”) prepared and published by the National Association of Real Estate Investment Trusts (“NAREIT”). The FTSE NAREIT Equity REITs is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property.

Stockholder return performance, presented annually for the five years ended December 31, 2017, is not necessarily indicative of future results. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17
Kimco Realty Corporation	$100	$106.65	$140.69	$153.54	$152.00	$116.24
S&P 500	$100	$132.39	$150.51	$152.59	$170.84	$208.14
FTSE NAREIT Equity REITs	$100	$102.47	$133.35	$137.62	$149.35	$157.16

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

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share information)
Operating Data:
Revenues from rental properties (1)	$1,183,785	$1,152,401	$1,144,474	$958,888	$825,210
Interest expense (2)	$191,956	$192,549	$218,891	$203,759	$212,240
Early extinguishment of debt charges	$1,753	$45,674	$-	$-	$-
Depreciation and amortization (2)	$360,811	$355,320	$344,527	$258,074	$224,713
Gain on sale of operating properties, net (2)	$93,538	$92,823	$132,908	$618	$2,798
Benefit/(provision) for income taxes, net (3)	$880	$(78,583)	$(67,325)	$(22,438)	$(32,654)
Impairment charges (4)	$67,331	$93,266	$45,383	$39,808	$32,247
Income from continuing operations (5)	$426,075	$378,850	$894,190	$375,133	$276,884
Income per common share, from continuing operations:
Basic	$0.87	$0.79	$2.01	$0.77	$0.53
Diluted	$0.87	$0.79	$2.00	$0.77	$0.53
Weighted average number of shares of common stock:
Basic	423,614	418,402	411,319	409,088	407,631
Diluted	424,019	419,709	412,851	411,038	408,614
Cash dividends declared per common share	$1.090	$1.035	$0.975	$0.915	$0.855

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Real estate, before accumulated depreciation	$12,653,446	$12,008,075	$11,568,809	$10,018,226	$9,123,344
Total assets	$11,763,726	$11,230,600	$11,344,171	$10,261,400	$9,644,247
Total debt	$5,478,927	$5,066,368	$5,376,310	$4,595,970	$4,202,018
Total stockholders' equity	$5,394,244	$5,256,139	$5,046,300	$4,774,785	$4,632,417

Cash flow provided by operations	$614,181	$592,096	$493,701	$629,343	$570,035
Cash flow (used for)/provided by investing activities	$(294,280)	$165,383	$21,365	$126,705	$72,235
Cash flow used for financing activities	$(223,874)	$(804,527)	$(512,854)	$(717,494)	$(635,377)

(1)	Does not include revenues from rental properties relating to (i) unconsolidated joint ventures and (ii) properties included in discontinued operations.
(2)	Does not include amounts reflected in discontinued operations.
(3)	Does not include amounts reflected in discontinued operations. Amounts include income taxes related to gain on sale of operating properties.
(4)	Amounts exclude noncontrolling interests and amounts reflected in discontinued operations.
(5)	Amounts include gain on sale of operating properties, net of tax and net of income attributable to noncontrolling interests.

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

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties, investments in joint ventures, marketable securities and other investments. The Company’s reported net earnings are directly affected by management’s estimate of impairments.

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

The Company makes estimates of the collectability/recoverability of its accounts receivable related to base rents, straight-line rent, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net earnings are directly affected by management’s estimate of the collectability of accounts receivable.

Real Estate

The Company’s investments in real estate properties are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases, and tenant relationships, where applicable), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Fair value is determined based on a market approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company elected to early adopt ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business at the beginning of its fiscal year ended December 31, 2017, including its interim periods within the year, and appropriately applied the guidance to its asset acquisitions of operating properties, which included the capitalization of acquisition costs.

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

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance, which requires significant judgement from management, should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The Company’s reported net earnings are directly affected by management’s judgement in determining a valuation allowance.

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

Executive Overview

Kimco Realty Corporation is one of North America’s largest publicly traded owners and operators of open-air shopping centers. As of December 31, 2017, the Company had interests in 493 shopping center properties aggregating 83.2 million square feet of GLA located in 29 states, Puerto Rico and Canada. In addition, the Company had 372 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 5.8 million square feet of GLA.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2017:

Financial and Portfolio Information:

●

Net income available to the Company’s common shareholders was $372.5 million, or $0.87 per diluted share for the year ended December 31, 2017, as compared to $332.6 million, or $0.79 per diluted share for the corresponding period in 2016.

●

Funds from operations (“FFO”) increased to $655.6 million or $1.55 per diluted share for the year ended December 31, 2017 from $555.7 million or $1.32 per diluted share for the year ended December 31, 2016 (see additional disclosure on FFO beginning on page 36).

●

FFO as adjusted increased to $644.2 million or $1.52 per diluted share for the year ended December 31, 2017 from $629.4 million or $1.50 per diluted share for the year ended December 31, 2016, (see additional disclosure on FFO beginning on page 36).

●

Same property net operating income (“Same property NOI”) increased 1.7% for the year ended December 31, 2017, as compared to the corresponding period in 2016 (see additional disclosure on Same property NOI beginning on page 37).

●	Executed 1,196 new leases, renewals and options totaling approximately 8.9 million square feet in the consolidated operating portfolio.
●	The Company’s consolidated operating portfolio occupancy at December 31, 2017 was 95.9% as compared to 95.2% at December 31, 2016.

Acquisition Activity (see Footnotes 3 and 7 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●	Acquired four consolidated operating properties and six parcels comprising an aggregate 1.9 million square feet of GLA, for an aggregate purchase price of $368.2 million including the assumption of $43.0 million of non-recourse mortgage debt encumbering one property.
●	Acquired the controlling interest, in separate transactions, from joint ventures in which, the Company previously held noncontrolling ownership interests, in three operating properties comprising an aggregate 0.9 million square feet of GLA, for an aggregate gross purchase price of $320.1 million, including the assumption of $206.0 million of non-recourse mortgage debt encumbering one of the properties. The Company recognized an aggregate gain on change in control of interests of $71.2 million from the fair value adjustment in connection with these transactions.

Disposition Activity (see Footnote 5 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●

During 2017, the Company disposed of 25 consolidated operating properties and nine parcels, in separate transactions, for an aggregate sales price of $352.2 million. These transactions resulted in (i) an aggregate gain of $93.5 million and (ii) aggregate impairment charges of $17.1 million.

Capital Activity (for additional details see Liquidity and Capital Resources below):

●	During the years ended December 31, 2017, the Company repaid the following notes (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Medium Term Notes	Aug-17 & Nov-17	$300.0	4.30%	Feb-18
Term Loan	Jan-17	$250.0	LIBOR + 0.95%	Jan-17

●

In February 2017, the Company closed on a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, which accrues interest at a rate of LIBOR plus 87.5 basis points (2.28% as of December 31, 2017) with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2022.

●

Also during 2017, the Company (i) assumed/consolidated $257.5 million of individual non-recourse mortgage debt (including a fair market value adjustment of $8.5 million) related to two operating properties, (ii) paid off $692.9 million of mortgage debt (including fair market value adjustments of $5.8 million) that encumbered 27 operating properties and (iii) obtained a $206.0 million non-recourse mortgage relating to one operating property.

●	As a result of the above activity, the Company extended its debt maturity profile, including extension options, as follows:

●	As of December 31, 2017, the weighted average interest rate was 3.84% and the weighted average maturity profile was 10.7 years.

The Company faces external factors which may influence its future results from operations. The convenience and availability of e-commerce has continued to have an impact on the retail sector, which could affect our ability to increase or maintain rental rates and our ability to renew expiring leases and/or lease available space. To mitigate the effect of e-commerce on its business, the Company’s strategy has been to attract local area customers to its properties by providing a diverse and robust tenant base across a variety of retailers, including grocery stores, national or regional discount department stores or drugstores, which offer day-to-day necessities rather than high-priced luxury items. In addition, the Company’s strategy includes investing capital into high quality assets, which are concentrated in major metro markets, allowing our tenants to generate higher foot traffic resulting in higher sales volume while also disposing of lesser quality assets in more undesirable locations.  For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors.”

As the Company moves forward, it intends to take steps to strengthen its portfolio in the rapidly changing retail environment. The Company intends to continue to dispose of assets outside its core markets, which will allow it to concentrate its presence in target coastal markets by completing development projects underway and continuing to invest in redevelopment, ultimately producing a stronger portfolio for sustained long-term growth.

Results of Operations

Comparison of Years Ended December 31, 2017 to 2016

The following table presents the comparative results from the Company’s Consolidated Statements of Income for the year ended December 31, 2017, as compared to the corresponding period in 2016 (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	$ Change
Revenues
Revenues from rental properties	$1,183,785	$1,152,401	$31,384
Management and other fee income	17,049	18,391	(1,342)
Operating expenses
Rent (1)	(11,145)	(10,993)	(152)
Real estate taxes	(157,196)	(146,615)	(10,581)
Operating and maintenance (2)	(142,787)	(140,910)	(1,877)
General and administrative (3)	(118,455)	(117,302)	(1,153)
Provision for doubtful accounts	(5,630)	(5,563)	(67)
Impairment charges	(67,331)	(93,266)	25,935
Depreciation and amortization	(360,811)	(355,320)	(5,491)
Other income/(expense)
Interest, dividends and other investment income	2,809	1,478	1,331
Other (expense)/income, net	(250)	3,947	(4,197)
Interest expense	(191,956)	(192,549)	593
Early extinguishment of debt charges	(1,753)	(45,674)	43,921
Benefit/(provision) for income taxes, net	880	(72,545)	73,425
Equity in income of joint ventures, net	60,763	218,714	(157,951)
Gain on change in control of interests	71,160	57,386	13,774
Equity in income of other real estate investments, net	67,001	27,773	39,228
Gain on sale of operating properties, net, net of tax	93,538	86,785	6,753
Net income attributable to noncontrolling interests	(13,596)	(7,288)	(6,308)
Preferred stock redemption charges	(7,014)	-	(7,014)
Preferred dividends	(46,600)	(46,220)	(380)
Net income available to the Company's common shareholders	$372,461	$332,630	$39,831
Net income available to the Company:
Diluted per common share	$0.87	$0.79	$0.08

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
(2)

Operating and maintenance expense consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses.

(3)

General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense and other company-specific expenses.

The following describes the activity of certain line items from the Company’s Consolidated Statements of Income, which it believes represent items that significantly changed during the year ended December 31, 2017, as compared to the corresponding period in 2016:

Revenue from rental properties - The increase in Revenues from rental properties of $31.4 million is primarily from the combined effect of (i) the acquisition and consolidation of operating properties during 2017 and 2016, providing incremental revenues for the year ended December 31, 2017 of $57.5 million, as compared to the corresponding period in 2016, and (ii) the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the year ended December 31, 2017 of $5.2 million, as compared to the corresponding period in 2016, partially offset by (iii) a decrease in revenues of $31.3 million from properties sold during 2017 and 2016.

Real estate taxes - Real estate taxes increased $10.6 million primarily due to (i) an increase of $8.4 million related to the acquisition and consolidation of operating properties during 2017 and 2016, and (ii) an overall net increase of $5.0 million primarily due to refunds received during 2016, partially offset by (iii) a decrease of $2.8 million resulting from properties sold during 2017 and 2016.

Impairment charges - During the years ended December 31, 2017 and 2016, the Company recognized impairment charges related to adjustments to property carrying values of $67.3 million and $93.3 million, respectively, for which the Company’s estimated fair values were primarily based upon (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Also, the Company has re-evaluated its long-term plan for a property due to unfavorable local market conditions. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy. For additional disclosure, see Footnote 15 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Depreciation and amortization - The increase in Depreciation and amortization of $5.5 million is primarily due to (i) an increase of $21.8 million related to the acquisition/consolidation of operating properties during 2017 and 2016, and (ii) an increase of $15.2 million related to write-offs relating to the Company’s redevelopment projects in 2017 and 2016, partially offset by (iii) a decrease of $31.5 million resulting from property dispositions and tenant vacates in 2017 and 2016.

Other (expense)/income, net - The change in Other (expense)/income, net of $4.2 million is primarily due to (i) the recognition of a gain on forgiveness of debt of $3.1 million resulting from the foreclosure of an encumbered property during 2016, and (ii) lower equity in income from retail store lease investments of $2.8 million resulting from a lease termination during 2016, partially offset by (iii) an increase in gains on land sales of $1.5 million.

Early extinguishment of debt charges - During 2017, the Company incurred early Extinguishment of debt charges aggregating $1.8 million in connection with the tender premium on Medium Term Notes that were partially tendered prior to maturity. During 2016, the Company incurred early extinguishment of debt charges aggregating $45.7 million in connection with the optional make-whole provisions of unsecured notes that were repaid prior to maturity and prepayment penalties on a mortgage encumbering 10 operating properties, which the Company also paid prior to the scheduled maturity date.

Benefit/(provision) for income taxes, net - The change in Benefit/(provision) for income taxes, net of $73.4 million is primarily due to (i) a decrease in tax expense of $63.5 million resulting from the recognition of a valuation allowance as a result of the Company’s merger of its taxable REIT subsidiary into a wholly owned LLC of the Company on August 1, 2016, and (ii) a decrease in foreign tax expense of $30.4 million primarily relating to the sale of certain unconsolidated properties during 2016 within the Company’s Canadian portfolio which were subject to foreign taxes at a consolidated reporting entity level, partially offset by (iii) a decrease in tax benefit of $17.1 million primarily related to impairment charges recognized during 2016, (iv) a tax refund during 2016 of $2.0 million resulting from the favorable settlement of a tax audit and (v) an increase in tax expense of $1.1 million due to effects of changes in U.S. tax law, which lowered corporate tax rates impacting the amounts relating to the Company’s deferred tax assets and liabilities within its TRS.

Equity in income of joint ventures, net - The decrease in Equity in income of joint ventures, net of $158.0 million is primarily due to (i) a decrease in net gains of $158.1 million resulting from fewer sales of properties and ownership interests within various joint venture investments during 2017 as compared to 2016, (ii) lower equity in income of $5.3 million primarily resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2017 and 2016, and (iii) the recognition of a cumulative foreign currency translation loss of $4.8 million as a result of the substantial liquidation of the Company’s investments in Canada during 2017, partially offset by (iv) a decrease in impairment charges of $10.2 million recognized during 2017 as compared to 2016.

Gain on change in control of interests - During 2017, the Company acquired, in separate transactions, a controlling interest in three operating properties from certain joint venture partners in which the Company had noncontrolling interests. As a result of these transactions, the Company recorded an aggregate gain on change in control of interests of $71.2 million related to the fair value adjustment associated with its previously held equity interest in these operating properties. During 2016, the Company acquired, in separate transactions, a controlling interest in nine operating properties and one development project from certain joint venture partners in which the Company had noncontrolling interests. As a result of these transactions, the Company recorded a gain on change in control of interests of $57.4 million related to the fair value adjustment associated with its previously held equity interest in these operating properties and the development project.

Equity in income from other real estate investments, net - The increase in Equity in income from other real estate investments, net of $39.2 million is primarily due to (i) an increase of $34.6 million in equity in income from the Albertsons joint venture resulting from cash distributions received in excess of the Company’s carrying basis during 2017 and (ii) the recognition of cumulative foreign currency translation gain of $14.8 million as a result of the substantial liquidation of the Company’s investments in Canada during 2017, partially offset by (iii) a decrease in earnings and profit participation from capital transactions related to Company’s Preferred Equity Program of $10.1 million during 2017, as compared to the corresponding period in 2016.

Gain on sale of operating properties, net of tax - During 2017, the Company disposed of 25 consolidated operating properties and nine parcels, in separate transactions, for an aggregate sales price of $352.2 million. These transactions resulted in (i) an aggregate gain of $93.5 million and (ii) aggregate impairment charges of $17.1 million. During 2016, the Company disposed of 30 consolidated operating properties and two parcels, in separate transactions, for an aggregate sales price of $378.7 million. These transactions resulted in an aggregate gain of $86.8 million, after income tax expense, and aggregate impairment charges of $37.2 million, before income tax benefit of $10.0 million.

Net income attributable to noncontrolling interests – The increase in Net income attributable to noncontrolling interests of $6.3 million is primarily due to (i) an increase of $10.9 million in equity in income attributable to the Company’s noncontrolling partners in the Albertsons joint venture during 2017, partially offset by (ii) lower equity in income of $4.4 million resulting from the redemption of certain noncontrolling interests, the sales of properties within various joint venture investments and/or acquisition/consolidation of ownership interests in joint ventures by the Company during 2017 and 2016.

Preferred stock redemption charges – During 2017, the Company partially redeemed its Class I Preferred Stock shares and as a result, the Company recorded a non-cash redemption charge of $7.0 million. This $7.0 million charge was subtracted from net income attributable to the Company to arrive at net income available to the Company’s common shareholders and used in the calculation of earnings per share for the year ended December 31, 2017.

Net income available to the company’s common shareholders and Diluted earnings per share - Net income available to the Company’s common shareholders was $372.5 million for the year ended December 31, 2017, as compared to $332.6 million for the year ended December 31, 2016. On a diluted per share basis, net income available to the Company for the year ended December 31, 2017 was $0.87 as compared to $0.79 for the year ended December 31, 2016. These changes are primarily attributable to (i) incremental earnings due to the acquisition of operating properties during 2017 and 2016, as well as increased profitability from the Company’s operating properties, (ii) a benefit for income taxes in 2017 as compared to a provision for income taxes in 2016, (iii) a decrease in early extinguishment of debt charges, (iv) an increase in equity in income of other real estate investments, net, (v) a decrease in impairment charges of operating properties, (vi) an increase from gain on change of control of interests and (vii) an increase in gains on sale of operating properties, partially offset by (viii) a decrease in equity in income of joint ventures, net, resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2017 and 2016, (ix) an increase in real estate taxes, (x) an increase in preferred stock redemption charges and (xi) an increase in net income attributable to noncontrolling interests.

Comparison of Years Ended December 31, 2016 to 2015

The following table presents the comparative results from the Company’s Consolidated Statements of Income for the year ended December 31, 2016, as compared to the corresponding period in 2015 (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	$ Change
Revenues
Revenues from rental properties	$1,152,401	$1,144,474	$7,927
Management and other fee income	18,391	22,295	(3,904)
Operating expenses
Rent	(10,993)	(12,347)	1,354
Real estate taxes	(146,615)	(147,150)	535
Operating and maintenance	(140,910)	(144,980)	4,070
General and administrative expenses	(117,302)	(122,735)	5,433
Provision for doubtful accounts	(5,563)	(6,075)	512
Impairment charges	(93,266)	(45,383)	(47,883)
Depreciation and amortization	(355,320)	(344,527)	(10,793)
Other income/(expense)
Interest, dividends and other investment income	1,478	39,061	(37,583)
Other income, net	3,947	5,174	(1,227)
Interest expense	(192,549)	(218,891)	26,342
Early extinguishment of debt charges	(45,674)	-	(45,674)
Provision for income taxes, net	(72,545)	(60,230)	(12,315)
Equity in income of joint ventures, net	218,714	480,395	(261,681)
Gain on change in control of interests	57,386	149,234	(91,848)
Equity in income of other real estate investments, net	27,773	36,090	(8,317)
Loss from discontinued operations	-	(75)	75
Gain on sale of operating properties, net, net of tax	86,785	125,813	(39,028)
Net income attributable to noncontrolling interests	(7,288)	(6,028)	(1,260)
Preferred stock redemption charges	-	(5,816)	5,816
Preferred dividends	(46,220)	(57,084)	10,864
Net income available to the Company's common shareholders	$332,630	$831,215	$(498,585)
Net income available to the Company:
Diluted per common share	$0.79	$2.00	$(1.21)

The following describes the activity of certain line items from the Company’s Consolidated Statements of Income, which it believes represent items that significantly changed during the year ended December 31, 2016, as compared to the corresponding period in 2015:

Revenue from rental properties - The increase in Revenues from rental properties of $7.9 million is primarily from the combined effect of (i) the acquisition of operating properties during 2016 and 2015, providing incremental revenues for the year ended December 31, 2016, of $57.4 million, as compared to the corresponding period in 2015 and (ii) the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the year ended December 31, 2016, of $17.4 million, as compared to the corresponding period in 2015, partially offset by (iii) a decrease in revenues of $66.9 million from properties sold during 2016 and 2015.

Management and other fee income - The decrease in Management and other fee income of $3.9 million is primarily attributable to (i) the sale of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2016 and 2015, and (ii) the recognition of enhancement fee income related to the Company’s prior investment in InTown Suites of $1.2 million during 2015.

Operating and maintenance expense - Operating and maintenance expense consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses. Operating and maintenance expense decreased $4.1 million primarily due to the disposition of properties during 2016 and 2015, partially offset by the acquisition of properties during 2016 and 2015.

General and administrative expenses - General and administrative costs include employee-related expenses (salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense and other company-specific expenses. General and administrative expenses decreased $5.4 million primarily due to a decrease in severance costs and a reduction in professional fees.

Impairment charges - During 2016, the Company recognized impairment charges related solely to adjustments to property carrying values of $93.3 million. During 2015, the Company recognized impairment charges of $45.5 million, before noncontrolling interests and income taxes, of which $0.1 million is included in discontinued operations. The 2015 impairment charges consisted of (i) $30.3 million related to adjustments to property carrying values, (ii) $9.0 million relating to a cost method investment, (iii) $5.3 million related to certain investments in other real estate investments and (iv) $0.8 million related to marketable debt securities investments. The adjustments to property carrying values for 2016 and 2015 were recognized in connection with the Company’s efforts to market for sale certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy. For additional disclosure, see Footnote 15 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Depreciation and amortization - The increase in Depreciation and amortization of $10.8 million is primarily due to operating property acquisitions during 2016 and 2015 and write-offs relating to the Company’s redevelopment projects in 2016, partially offset by property dispositions.

Interest, dividends and other investment income - The decrease in Interest, dividends and other investment income of $37.6 million is primarily due to the sale of certain marketable securities during the year ended December 31, 2015, which resulted in an aggregate gain of $39.9 million.

Interest expense - The decrease in Interest expense of $26.4 million is primarily the result of lower levels of borrowings and lower interest rates on borrowings during 2016, as compared to 2015.

Early extinguishment of debt charges - During 2016, the Company incurred Early extinguishment of debt charges aggregating $45.7 million in connection with the optional make-whole provisions of unsecured notes that were repaid prior to maturity and prepayment penalties on a mortgage encumbering 10 operating properties, which the Company also paid prior to the scheduled maturity date. See “Liquidity and Capital Resources” for additional details.

Provision for income taxes, net - The increase in Provision for income taxes, net of $12.3 million is primarily due to (i) an increase in the Company’s valuation allowance of $63.5 million as a result of the Company’s merger of its taxable REIT subsidiary into a wholly owned LLC of the Company, partially offset by (ii) a decrease in foreign tax expense of $26.1 million primarily relating to fewer sales of unconsolidated properties within the Company’s Canadian portfolio which were subject to foreign taxes at a consolidated reporting entity level during 2016, as compared to 2015, (iii) an increase in tax benefit of $13.4 million related to impairment charges recognized during 2016, as compared to 2015, (iv) a decrease of $4.5 million in tax expense related to gains recognized during 2015, as compared to 2016, (v) a decrease of $3.0 million in tax expense on operations due to fewer properties in the taxable REIT subsidiary as a result of the TRS Merger, (vi) a decrease in tax expense of $2.0 million resulting from the settlement of a tax audit during 2016 and (vii) a decrease in tax expense of $2.0 million relating to equity income recognized in connection with the Company’s Albertsons investment during 2015.

Equity in income of joint ventures, net - The decrease in Equity in income of joint ventures, net of $261.7 million is primarily due to (i) a decrease in gains of $248.1 million resulting from fewer sales of properties and interests within various joint venture investments, including the Company’s Canadian Portfolio, during 2016, as compared to 2015 and (ii) lower equity in income of $26.0 million resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2016 and 2015, partially offset by (iii) a decrease in impairment charges of $7.2 million recognized during 2016, as compared to 2015.

Gain on change in control of interests - During 2016, the Company acquired nine operating properties and one development project from joint ventures in which the Company had a noncontrolling interest. The Company recorded a gain on change in control of interests of $57.4 million related to the fair value adjustment associated with its previously held equity interest in the operating properties. During 2015, the Company acquired 43 properties from joint ventures in which the Company had noncontrolling interests.  The Company recorded a net gain on change in control of interests of $149.2 million related to the fair value adjustment associated with its previously held equity interests in these properties.

Equity in income from other real estate investments, net - The decrease in Equity in income from other real estate investments, net of $8.3 million is primarily due to (i) a decrease in equity in income of $4.9 million resulting from a cash distribution received in excess of the Company’s carrying basis in 2015, (ii) a decrease in income resulting from the sale of the Company’s leveraged lease portfolio of $3.8 million during 2015 and (iii) a decrease of $2.8 million in earnings from the Company’s Preferred Equity Program during the year ended December 31, 2016, primarily resulting from the sale of the Company’s interests in certain preferred equity investments during 2016 and 2015, partially offset by (iv) an increase of $3.3 million in profit participation from the Company’s Preferred Equity Program from capital transactions during the year ended December 31, 2016, as compared to the corresponding period in 2015.

Gain on sale of operating properties, net of tax - During 2016, the Company disposed of 30 consolidated operating properties and two parcels, in separate transactions, for an aggregate sales price of $378.7 million. These transactions resulted in an aggregate gain of $86.8 million, after income tax expense, and aggregate impairment charges of $37.2 million, before income tax benefit of $10.0 million. During 2015, the Company disposed of 89 consolidated operating properties and eight parcels, in separate transactions, for an aggregate sales price of $492.5 million. These transactions resulted in an aggregate gain of $143.6 million, after income tax expense, and aggregate impairment charges of $10.2 million, before income tax expense of $2.3 million. Additionally, during 2015, the Company disposed of its remaining operating property in Chile for a sales price of $51.3 million. This transaction resulted in the release of a cumulative foreign currency translation loss of $19.6 million due to the Company’s liquidation of its investment in Chile, partially offset by a gain on sale of $1.8 million, after income tax expense.

Net income available to the Company’s common shareholders and Diluted earnings per share - Net income available to the Company’s common shareholders was $332.6 million for the year ended December 31, 2016, as compared to $831.2 million for the year ended December 31, 2015. On a diluted per share basis, net income available to the Company for the year ended December 31, 2016 was $0.79 as compared to $2.00 for the year ended December 31, 2015. These changes are primarily attributable to (i) a decrease in equity in income of joint ventures, net, resulting from gains on sales of properties within various joint venture investments during 2015, (ii) a decrease in gain on change in control of interests, net related to the fair value adjustment associated with the Company’s previously held equity interests in properties acquired from various joint ventures during 2016 and 2015, (iii) an increase in impairments of operating properties during 2016, (iv) an increase in early extinguishment of debt charges resulting from the prepayment of secured and unsecured debt by the Company, (v) a decrease in gains on sale of operating properties, (vi) a decrease in gain on sale of marketable securities during 2016, as compared to the corresponding period in 2015, (vii) an increase in provision for income taxes due to a valuation allowance on net deferred tax assets resulting from the merger of KRS into a wholly-owned LLC of the Company and (viii) a decrease in gains through the Company’s preferred equity program and other investments, partially offset by (ix) a decrease in interest expense, (x) a decrease in preferred dividends and preferred stock redemption charges and (xi) incremental earnings due to the acquisition of operating properties during 2016 and 2015 and increased profitability from the Company’s operating properties.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.25 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016
Cash and cash equivalents, beginning of year	$142,486	$189,534
Net cash flow provided by operating activities	614,181	592,096
Net cash flow (used for)/provided by investing activities	(294,280)	165,383
Net cash flow used for financing activities	(223,874)	(804,527)
Change in cash and cash equivalents	96,027	(47,048)
Cash and cash equivalents, end of year	$238,513	$142,486

Operating Activities

The Company anticipates that cash on hand, cash flows from operations, borrowings under its Credit Facility, and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.

Cash flows provided by operating activities for the year ended December 31, 2017, were $614.2 million, as compared to $592.1 million for the comparable period in 2016. The increase of $22.1 million is primarily attributable to:

●	the acquisition of operating properties during 2017 and 2016;
●	new leasing, expansion and re-tenanting of core portfolio properties;
●	a decrease in interest expense; and
●	changes in operating assets and liabilities due to timing of receipts and payments; partially offset by
●	a decrease in operational distributions from the Company’s joint venture programs due to the sale of certain joint venture properties during 2017 and 2016.

       During the years ended December 31, 2017 and 2016, the Company capitalized personnel costs of $16.1 million and $15.4 million, respectively, relating to deferred leasing costs.

Investing Activities

Cash flows used for investing activities was $294.3 million for 2017, as compared to cash flows provided by investing activities of $165.4 million for 2016. Investing activities during 2017 consisted primarily of:

Cash outflows:

●	$367.1 million for improvements to operating real estate related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●

$163.9 million for acquisition of operating real estate and other related net assets, including seven consolidated operating properties and six parcels, and acquisition of real estate under development related to one development project;

●

$35.3 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project in one joint venture and the repayment of a mortgage in another joint venture; and

●	$9.8 million for investment in marketable securities.

Cash inflows:

●	$181.3 million in proceeds from the sale of operating properties, including 25 consolidated operating properties and nine parcels; and
●

$96.5 million in reimbursements of investments and advances to real estate joint ventures, primarily related to disposition of properties within the joint venture portfolio, and reimbursements of investments and advances to other real estate investments, primarily related to a distribution received from the Company’s Albertsons investment.

Investing activities during 2016 consisted primarily of:

Cash inflows:

●	$330.4 million in proceeds from distributions and return of investments from liquidation of real estate joint ventures, primarily due to the liquidation of certain Canadian joint ventures in 2016;
●	$304.6 million in proceeds from the sale of operating properties related to 30 consolidated operating properties and two parcels; and
●

$82.7 million in reimbursements of investments and advances to real estate joint ventures, primarily related the refinancing of certain property mortgages within various joint ventures, and reimbursements of investments and advances to other real estate investments, primarily related to the sale of one preferred equity investment.

Cash outflows:

●

$254.8 million for acquisition of operating real estate and other related net assets, including 12 consolidated operating properties and two parcels, and acquisition of real estate under development related to two development projects;

●	$216.2 million for improvements to operating real estate, including expenditures related to the Company’s active redevelopment pipeline and improvements to real estate under development; and
●

$86.5 million for investments in and advances to real estate joint ventures, primarily related to the acquisition of a property within one joint venture, redevelopment projects with the Company’s joint ventures, the purchase of additional ownership in certain joint ventures and the repayment of debt in certain joint ventures.

Acquisitions of Operating Real Estate and Other Related Net Assets

During the years ended December 31, 2017 and 2016, the Company expended $153.9 million and $203.2 million, respectively, towards the acquisition of operating real estate properties. The Company continues to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger, higher quality properties in key markets identified by the Company. The Company anticipates spending up to approximately $50.0 million towards the acquisition of operating properties during 2018. The Company intends to fund these acquisitions with proceeds from property dispositions, cash flow from operating activities and availability under its Credit Facility.

Improvements to Operating Real Estate

During the years ended December 31, 2017 and 2016, the Company expended $206.8 million and $143.5 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Year Ended December 31,
	2017	2016
Redevelopment and renovations	$177,840	$96,319
Tenant improvements and tenant allowances	16,995	39,016
Other	11,965	8,154
Total (1)	$206,800	$143,489

(1)

During the years ended December 31, 2017 and 2016, the Company capitalized interest of $3.5 million and $2.4 million, respectively, and capitalized payroll of $3.1 million and $2.1 million, respectively, in connection with the Company’s improvements to operating real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts during 2018 will be approximately $225.0 million to $300.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, cash flow from operating activities and availability under the Company’s Credit Facility.

Improvements to Real Estate Under Development

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments. As of December 31, 2017, the Company had in progress a total of four active real estate development projects and two additional projects held for future development. During the years ended December 31, 2017 and 2016, the Company expended $160.3 million and $72.8 million, respectively, towards improvements to real estate under development. The Company capitalized (i) interest of $11.0 million and $6.9 million, (ii) real estate taxes, insurance and legal costs of $5.7 million and $5.2 million and (iii) payroll of $3.3 million and $1.8 million during the years ended December 31, 2017 and 2016, respectively, in connection with these real estate development projects. The Company anticipates the total remaining costs to complete these four active projects to be approximately $200.0 million to $250.0 million. The Company anticipates its capital commitment toward these development projects during 2018 will be approximately $175.0 million to $225.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, cash flow from operating activities and availability under the Company’s Credit Facility.

Financing Activities

Cash flow used for financing activities was $223.9 million for 2017, as compared to $804.5 million for 2016. Financing activities during 2017 primarily consisted of the following:

Cash outflows:

●	$702.3 million for principal payments on debt, including normal amortization on rental property debt;
●	$550.0 million for repayments under unsecured term loan/notes, including $300.0 million Medium Term Notes and payoff of $250.0 million Term Loan;
●	$17.1 million for repayments under unsecured revolving credit facility, net;
●	$506.2 million of dividends paid;
●	$225.0 million for the partial redemption of Class I Preferred Stock;
●	$96.6 million for conversion/distribution of noncontrolling interests, primarily related to the redemption of certain partnership units by consolidated subsidiaries; and
●	$23.3 million for financing origination costs, primarily related to costs associated with the issuance of Senior Unsecured Notes and the Credit Facility.

Cash inflows:

●	$1.3 billion in proceeds from issuance of unsecured notes, including $500.0 million, $350.0 million and $400.0 million of Senior Unsecured Notes, issued separately;
●	$440.9 million in proceeds from issuance of stock, net, including the issuances of Class L Preferred Stock and Class M Preferred Stock; and
●	$206.0 million in proceeds from mortgage loan financing.

Financing activities during 2016 primarily consisted of:

Cash outflows:

●

$1.26 billion for repayments under unsecured term loan/notes, including paydown of $400.0 million Term Loan, $300.0 million Medium Term Notes, $290.0 million Senior Unsecured Notes and $270.9 million Canadian Notes Payable;

●	$719.9 million for principal payments on debt, including normal amortization on rental property debt;
●	$474.0 million of dividends paid;
●

$45.7 million for payment of early extinguishment of debt charges related to the optional make-whole provisions on unsecured notes that were repaid prior to maturity and prepayment penalties on a mortgage encumbering 10 operating properties;

●	$25.7 million for financing origination costs, primarily related to costs associated with the issuance of Senior Unsecured Notes; and
●	$12.6 million for conversion/distribution of noncontrolling interests.

Cash inflows:

●	$1.4 billion in proceeds from issuance of unsecured notes, including $500.0 million, $400.0 million, $350.0 million and $150.0 million of Senior Unsecured Notes, issued separately;
●	$307.4 million in proceeds from issuance of stock, including common stock issued under the Company's ATM program; and
●	$26.4 million in proceeds from unsecured revolving credit facility, net.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks. The Company has noticed a continuing trend that, although pricing remains dependent on specific deal terms, generally spreads for non-recourse mortgage financing has stabilized and the unsecured debt markets are functioning well and credit spreads are at manageable levels.

Debt maturities for 2018 consist of: $73.0 million of consolidated debt; $203.7 million of unconsolidated joint venture debt; and $6.1 million of debt on properties included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available.  The 2018 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s Credit Facility and debt refinancing where applicable.  In addition, the Company has $12.4 million of consolidated debt related to one non-recourse mortgage that is currently in default for which the Company is working with the special servicers on a resolution.  The 2018 debt maturities on properties in the Company’s unconsolidated joint ventures and Preferred Equity Program are anticipated to be repaid through operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its investment-grade senior, unsecured debt ratings.   The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $13.8 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air shopping centers, funding real estate under development projects, expanding and improving properties in the portfolio and other investments.

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

Preferred Stock-

During August 2017, the Company issued 9,000,000 Depositary Shares (the "Class L Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 5.125% Class L Cumulative Redeemable Preferred Stock, $1.00 par value per share. Dividends on the Class L Depositary Shares are cumulative and payable quarterly in arrears at the rate of 5.125% per annum based on the $25.00 per share initial offering price, or $1.28125 per annum.  The Class L Depositary Shares are redeemable, in whole or part, for cash on or after August 16, 2022, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class L Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of $218.1 million, before legal costs, were used for general corporate purposes, including the reduction of borrowings outstanding under the Company’s revolving credit facility and the redemption of shares of the Company’s preferred stock.

On August 7, 2017, the Company called for the partial redemption of 9,000,000 of its outstanding depositary shares of the Company’s 6.00% Class I Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class I Preferred Stock"), representing 56.25% of the issued and outstanding Class I Preferred Stock. The aggregate redemption amount of $225.0 million plus accumulated and unpaid dividends of $1.9 million, was paid on September 6, 2017. Upon partial redemption, the Company recorded a charge of $7.0 million resulting from the difference between the redemption amount and the carrying amount of the Class I Preferred Stock on the Company’s Consolidated Balance Sheets in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity. This $7.0 million charge was subtracted from net income attributable to the Company to arrive at net income available to the Company’s common shareholders and used in the calculation of earnings per share for the year ended December 31, 2017.

During December 2017, the Company issued 9,200,000 Depositary Shares (the "Class M Depositary Shares"), each representing a one-thousandth fractional interest in a share of the Company's 5.250% Class M Cumulative Redeemable Preferred Stock, $1.00 par value per share. Dividends on the Class M Depositary Shares are cumulative and payable quarterly in arrears at the rate of 5.250% per annum based on the $25.00 per share initial offering price, or $1.3125 per annum.  The Class M Depositary Shares are redeemable, in whole or part, for cash on or after December 20, 2022, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class M Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of $222.8 million, before legal costs, were used for general corporate purposes, including the reduction of borrowings outstanding under the Company’s revolving credit facility. Additionally, during January 2018, the underwriters exercised the over-allotment option for the issuance of an additional 1,380,000 Class M Depositary Shares each representing a one-thousandth fractional interest in a share of the Company's 5.250% Class M Cumulative Redeemable Preferred Stock, $1.00 par value per share. The net proceeds from the issuance of these shares were $33.4 million, before legal costs, which were used for general corporate purposes, including the reduction of borrowings outstanding under the Company’s Credit Facility.

Common Stock

During February 2018, the Company’s Board of Directors authorized a share repurchase program, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million.

During February 2015, the Company established an At the Market Continuous Offering Program (“ATM program”), which is effective for a term of three years, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the NYSE or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not offer for sale any shares of common stock under the ATM program during the year ended December 31, 2017. As of December 31, 2017, the Company had $211.9 million available under this ATM program.

Medium Term Notes (“MTN”) and Senior Notes

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 12/31/17
Consolidated Indebtedness to Total Assets	<65%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	6%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.9x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.6x

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

During the year ended December 31, 2017, the Company issued the following Senior Unsecured Notes (dollars in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Aug-17	Feb-25	$500.0	3.30%
Aug-17	Sep-47	$350.0	4.45%
Mar-17	Apr-27	$400.0	3.80%

Interest on these senior unsecured notes is payable semi-annually in arrears. The Company used the net proceeds from these issuances, after the underwriting discounts and related offering costs, for general corporate purposes, including to pre-fund near-term debt maturities or to reduce borrowings under the Company’s Credit Facility.

On August 1, 2017, the Company made a tender offer to purchase any and all of its $300.0 million 4.30% MTN notes outstanding. As a result, the Company accepted the tender of $211.0 million of its $300.0 million outstanding MTN notes on August 10, 2017. In connection with this tender offer, the Company recorded a tender premium of $1.8 million resulting from the partial repayment of this note. In addition, in November 2017, the Company redeemed the remaining $89.0 million 4.30% MTN notes outstanding.

Credit Facility

In February 2017, the Company closed on a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (2.28% as of December 31, 2017), can be increased to $2.75 billion through an accordion feature. The Credit Facility replaced the Company’s $1.75 billion unsecured revolving credit facility that was scheduled to mature in March 2018. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars (“CAD”), British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of December 31, 2017, the Credit Facility had a balance of CAD 10.0 million (USD $8.0 million) outstanding and $0.5 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 12/31/17
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	40%
Total Priority Indebtedness to GAV	<35%	5%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.4x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.8x

For a full description of the New Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 1, 2017, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2017.

Term Loan

The Company had a $650.0 million unsecured term loan (“Term Loan”) which was scheduled to mature in January 2017, with three one-year extension options at the Company’s discretion. The Term Loan accrued interest at LIBOR plus 95 basis points. During November 2016, the Company repaid $400.0 million of borrowings under the Company’s Term Loan and in January 2017, the Company repaid the remaining $250.0 million balance and terminated the agreement.

Mortgages Payable

During 2017, the Company (i) assumed/consolidated $257.5 million of individual non-recourse mortgage debt (including a fair market value adjustment of $8.5 million) related to two operating properties, (ii) paid off $692.9 million of mortgage debt (including fair market value adjustments of $5.8 million) that encumbered 27 operating properties and (iii) obtained a $206.0 million non-recourse mortgage relating to one operating property.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its real estate under development projects. As of December 31, 2017, the Company had over 365 unencumbered property interests in its portfolio.

Dividends

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid were $506.2 million in 2017, $474.0 million in 2016, and $455.8 million in 2015.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On October 24, 2017, the Company’s Board of Directors declared an increased quarterly cash dividend of $0.28 per common share, an annualized increase of 3.7%, payable to shareholders of record on January 2, 2018, which was paid on January 16, 2018. Additionally, on January 30, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on April 3, 2018, which is scheduled to be paid on April 16, 2018.

The Board of Directors also declared quarterly dividends with respect to the Company’s various classes of cumulative redeemable preferred shares (Class I, Class J, Class K and Class L) and an initial dividend with respect to the Company’s Class M cumulative redeemable preferred shares, representing the period beginning on December 20, 2017. All dividends on the preferred shares are scheduled to be paid on April 16, 2018 to shareholders of record on April 3, 2018.

Hurricane Impact

The impact of Hurricanes Harvey, which struck Texas on August 25, 2017, and Irma, which struck Florida on September 10, 2017, resulted in minimal damage to the Company’s properties located in Texas and Florida, with the majority of the impact related to debris removal.

On September 20, 2017, Hurricane Maria struck Puerto Rico as a Category 4 hurricane which resulted in widespread damage, flooding, and power outages. The Company has interests in seven operating properties located throughout Puerto Rico, aggregating 2.2 million square feet of GLA, which were variously impacted by the hurricane.  The Company maintains a comprehensive property insurance policy on these properties with total coverage of up to $62.0 million, as well as business interruption insurance with coverage up to $39.3 million in the aggregate, subject to a collective deductible of $1.2 million.

As of December 31, 2017, the Company’s assessment of the damages sustained to its properties from Hurricane Maria resulted in a write-off to depreciation expense of $16.0 million, representing the estimated net book value of damaged assets. The Company also recorded a corresponding receivable and credit to depreciation expense of $16.0 million for estimated property insurance recoveries related to the write-off. As such, there was no impact to net income during 2017 resulting from these adjustments. The Company expects to collect property insurance proceeds (net of deductible) equal to the replacement cost of its damaged property, currently estimated to be approximately $26.0 million. As of December 31, 2017, the Company received property insurance proceeds of $4.0 million and has a remaining receivable balance of $12.0 million which is included in Other assets on the Company’s Consolidated Balance Sheets. The Company expects that the final replacement cost claim will exceed the amount written off due to property damage and that this excess amount will be recorded, net of the deductible, as income by the Company upon full settlement and collection of the casualty insurance claim.

The Company’s business interruption insurance covers lost revenues as a result of the hurricane for a period of up to one year. After the expiration of one year following the loss, the policy has 365 days of extended period of indemnity which provides business interruption coverage in the event the properties have not fully recovered from the storm. For the year ended December 31, 2017, the Company had a reduction in revenues from rental properties of $3.4 million related to lost tenant revenue and rent abatements resulting from the impact of Hurricane Maria. During December 2017, the Company received $1.6 million from its insurance provider for business interruption claims. The Company is still in the process of assessing current and future business interruption insurance losses and will submit insurance claims for its estimated losses under its business interruption insurance policy.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, making significant changes to taxation of corporations and individuals. Effective for tax years beginning on January 1, 2018, this tax reform law reduces the federal statutory income tax rate from 35% to 21% for corporations and changed other certain tax provisions and deductions. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. As a result, the Company remeasured its deferred tax assets and liabilities and recorded a tax provision of $1.1 million during 2017.

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

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its Credit Facility, unsecured senior notes and mortgages with maturities ranging from less than one year to 30 years. As of December 31, 2017, the Company’s total debt had a weighted average term to maturity of 10.7 years. In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio. As of December 31, 2017, the Company had 43 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. The following table summarizes the Company’s debt maturities (excluding extension options, unamortized debt issuance costs of $65.4 million and fair market value of debt adjustments aggregating $19.2 million) and obligations under non-cancelable operating leases as of December 31, 2017:

	Payments due by period (in millions)
Contractual Obligations:	2018	2019	2020	2021	2022	Thereafter	Total
Long-Term Debt- Principal (1)	$98.4	$415.7	$136.4	$653.3	$640.6	$3,580.7	$5,525.1
Long-Term Debt- Interest (2)	$209.0	$198.6	$180.7	$163.3	$145.3	$1,437.4	$2,334.3
Operating Leases:
Ground Leases (3)	$9.1	$9.1	$8.6	$8.6	$8.5	$138.5	$182.5

(1)	Maturities utilized do not reflect extension options, which range from one to three years.
(2)	For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2017.
(3)	For leases which have inflationary increases, future ground rent expense was calculated using the rent as of December 31, 2017.

The Company has $73.0 million of secured debt scheduled to mature in 2018. The Company anticipates satisfying the remaining maturities with a combination of operating cash flows, its Credit Facility, exercise of extension options, where available, and new debt issuances. In addition, the Company has $12.4 million of consolidated debt related to one non-recourse mortgage that is currently in default for which the Company is working with the special servicers on a resolution.

The Company has issued letters of credit in connection with completion and repayment guarantees for loans encumbering certain of the Company’s development and redevelopment projects and guarantee of payment related to the Company’s insurance program. As of December 31, 2017, these letters of credit aggregated $40.4 million.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2017, the Company had $20.0 million in performance and surety bonds outstanding.

The Company has accrued $4.0 million of non-current uncertain tax positions and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes, which are included in Other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2017. These amounts are not included in the table above because a reasonably reliable estimate regarding the timing of settlements with the relevant tax authorities, if any, cannot be made.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures. These joint ventures primarily operate shopping center properties. Such arrangements are generally with third-party institutional investors and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, has obtained unsecured financing for certain joint ventures. As of December 31, 2017, the Company did not guarantee any joint venture unsecured debt. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K). As of December 31, 2017, these investments include the following joint ventures:

Venture	Kimco Ownership Interest	Number of Properties	Non-Recourse Mortgages Payable (in millions)	Number of Encumbered Properties	Weighted Average Interest Rate	Weighted Average Term (months)*
KimPru and KimPru II (a)	15.0%	46	$426.5	15	3.72%	67.7
KIR (b)	48.6%	42	$668.1	35	4.67%	47.0
CPP (c)	55.0%	4	$84.9	1	2.91%	4.0

* Average remaining term includes extensions

(a)

Represents the Company’s joint ventures with Prudential Global Investment Management. As of December 31, 2017, KimPru also has an unsecured term loan with an outstanding balance of $200.0 million (excluding deferred financing costs of $0.8 million), which is scheduled to mature in August 2019, with two one-year extension options at the joint venture’s discretion, and bears interest at a rate equal to LIBOR plus 1.75% (3.31% at December 31, 2017).

(b)

Represents the Company’s joint ventures with certain institutional investors. As of December 31, 2017, KIR also has a $170.0 million unsecured revolving credit facility with an outstanding balance at December 31, 2017 of $34.4 million (excluding deferred financing costs of $0.5 million), which is scheduled to mature in September 2020, with two one-year extension options at the joint venture’s discretion, and bears interest at a rate equal to LIBOR plus 1.75% (3.31% at December 31, 2017).

(c)	Represents the Company’s joint ventures with Canada Pension Plan Investment Board (CPPIB).

The Company has various other unconsolidated real estate joint ventures with varying structures. As of December 31, 2017, these other unconsolidated joint ventures had individual non-recourse mortgage loans aggregating $287.6 million. The aggregate debt as of December 31, 2017, of all of the Company’s unconsolidated real estate joint ventures is $1.7 billion. As of December 31, 2017, these loans had scheduled maturities ranging from one month to nine years and bore interest at rates ranging from 2.91% to 7.25%. Approximately $203.7 million of the aggregate outstanding loan balance matures in 2018. These maturing loans are anticipated to be repaid with, operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales and partner capital contributions, as deemed appropriate (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Real Estate Investments

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity Program. As of December 31, 2017, the Company’s net investment under the Preferred Equity Program was $201.9 million relating to 357 properties, including 344 net leased properties. As of December 31, 2017, these preferred equity investment properties had individual non-recourse mortgage loans aggregating $361.0 million. These loans have scheduled maturities ranging from eight months to seven years and bear interest at rates ranging from 4.19% to 10.47%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

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

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted for the three months and years ended December 31, 2017 and 2016 is as follows (in thousands, except per share data):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net income available to the Company’s common shareholders	$73,465	$66,718	$372,461	$332,630
Gain on disposition of operating properties	(31,436)	(10,950)	(92,830)	(92,824)
Gain on disposition of joint venture operating properties and change in control of interests	(6,849)	(14,880)	(79,034)	(217,819)
Depreciation and amortization - real estate related	83,959	89,476	356,191	347,315
Depreciation and amortization - real estate joint ventures	9,835	9,477	39,248	45,098
Impairment of operating properties	32,854	24,125	65,148	101,928
(Benefit)/provision for income taxes (2)	-	(1,227)	(39)	39,570
Noncontrolling interests (2)	(1,688)	245	(5,583)	(182)
FFO available to the Company’s common shareholders	160,140	162,984	655,562	555,716
Transactional (income)/expense:
Profit participation from other real estate investments	(379)	(830)	(34,952)	(10,883)
Gains from land sales	(2,362)	(1,255)	(3,422)	(3,607)
Acquisition and demolition costs	3,589	1,133	4,686	5,023
Gain on forgiveness of debt	(380)	(7,357)	(380)	(7,357)
Early extinguishment of debt charges	-	-	1,753	45,674
Severance costs	5,190	-	5,190	-
Gain on liquidation of a foreign entity	-	-	(14,822)	-
Impairments on other investments	423	5,300	11,766	6,358
Preferred stock redemption charge	-	-	7,014	-
Other, net	170	62	494	(362)
Provision for income taxes (3)	-	257	8	38,433
Noncontrolling interests (3)	-	125	11,338	410
Total transactional expense/(income), net	6,251	(2,565)	(11,327)	73,689
FFO available to the Company’s common shareholders as adjusted	$166,391	$160,419	$644,235	$629,405
Weighted average shares outstanding for FFO calculations:
Basic	423,734	423,087	423,614	418,402
Units	961	841	852	853
Dilutive effect of equity awards	354	1,162	405	1,307
Diluted	425,049 (1)	425,090 (1)	424,871 (1)	420,562 (1)

FFO per common share – basic	$0.38	$0.39	$1.55	$1.33
FFO per common share – diluted	$0.38 (1)	$0.38 (1)	$1.55 (1)	$1.32 (1)
FFO as adjusted per common share – basic	$0.39	$0.38	$1.52	$1.50
FFO as adjusted per common share – diluted	$0.39 (1)	$0.38 (1)	$1.52 (1)	$1.50 (1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $274 and $229 for the three months ended December 31, 2017 and 2016, respectively, and $923 and $881 for the years ended December 31, 2017 and 2016, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

(2)	Related to gains, impairment and deprecation on operating properties, where applicable.
(3)	Related to transaction (income)/expense, where applicable.

Same Property Net Operating Income (“Same property NOI”)

Same property NOI is a supplemental non-GAAP financial measure of real estate companies’ operating performance and should not be considered an alternative to net income in accordance with GAAP or as a measure of liquidity. The Company considers Same property NOI as an important operating performance measure because it is frequently used by securities analysts and investors to measure only the net operating income of properties that have been owned by the Company for the entire current and prior year reporting periods. It excludes properties under redevelopment, development and pending stabilization; properties are deemed stabilized at the earlier of (i) reaching 90% leased or (ii) one year following a project’s inclusion in operating real estate. Same property NOI assists in eliminating disparities in net income due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of the Company's properties.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
Net income available to the Company’s common shareholders	$73,465	$66,718	$372,461	$332,630
Adjustments:
Management and other fee income	(4,593)	(4,117)	(17,049)	(18,391)
General and administrative	32,060	27,462	118,455	117,302
Impairment charges	33,051	25,140	67,331	93,266
Depreciation and amortization	85,024	90,884	360,811	355,320
Interest and other expense, net	53,380	40,818	191,150	232,798
Provision/(benefit) for income taxes, net	1,344	(747)	(880)	72,545
Gain on change in control of interests	-	(4,290)	(71,160)	(57,386)
Equity in income of other real estate investments, net	(5,049)	(5,241)	(67,001)	(27,773)
Gain on sale of operating properties, net of tax	(31,436)	(10,850)	(93,538)	(86,785)
Net (loss)/income attributable to noncontrolling interests	(330)	2,413	13,596	7,288
Preferred stock redemption charge	-	-	7,014	-
Preferred stock dividends	11,431	11,555	46,600	46,220
Non same property net operating income	(27,390)	(20,555)	(85,681)	(108,248)
Non-operational expense/(income) from joint ventures, net	9,360	8,474	72,970	(58,563)
Same property NOI	$230,317	$227,664	$915,079	$900,223

Same property NOI increased by $2.7 million or 1.2% for the three months ended December 31, 2017, as compared to the corresponding period in 2016. This increase is primarily the result of (i) an increase of $3.0 million related to lease-up and rent commencements in the portfolio and (ii) an increase in other property income of $0.9 million, partially offset by (iii) an increase of $1.2 million of credit losses. The percentage increase in Same property NOI for the three months ended December 31, 2017 was negatively impacted by 120 basis points due to the impact of Hurricane Maria on the Company’s Puerto Rico properties.

Same property NOI increased by $14.9 million or 1.7% for the year ended December 31, 2017, as compared to the corresponding period in 2016. This increase is primarily the result of (i) an increase of $11.7 million related to lease-up and rent commencements in the portfolio, (ii) an increase in other property income of $1.8 million and (iii) a decrease of $1.4 million of credit losses. The percentage increase in Same property NOI for the year ended December 31, 2017 was negatively impacted by 30 basis points due to the impact of Hurricane Maria on the Company’s Puerto Rico properties.

Effects of Inflation

Many of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation.  Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants' gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices.  In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents to market rates upon renewal. Most of the Company's leases include escalation clauses or require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.  The Company periodically evaluates its exposure to short-term interest rates and foreign currency exchange rates and will, from time-to-time, enter into interest rate protection agreements and/or foreign currency hedge agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt and fluctuations in foreign currency exchange rates.

New Accounting Pronouncements

See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of December 31, 2017, with corresponding weighted-average interest rates sorted by maturity date. The table does not include extension options where available (amounts in millions).

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$85.4	$2.4	$136.9	$156.1	$155.6	$246.4	$782.8	$781.8
Average Interest Rate	5.63%	5.29%	5.31%	5.39%	4.05%	4.43%	4.83%

Variable Rate	$-	$100.0	$-	$-	$-	$-	$100.0	$99.6
Average Interest Rate	-	2.60%	-	-	-	-	2.60%

Unsecured Debt
Fixed Rate	$-	$299.5	$-	$497.6	$494.9	$3,302.4	$4,594.4	$4,599.6
Average Interest Rate	-	6.88%	-	3.20%	3.40%	3.54%	3.71%

Variable Rate	$-	$-	$-	$1.7		$-	$1.7	$1.9
Average Interest Rate	-	-	-	2.28%		-	2.28%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $1.0 million for the year ended December 31, 2017, if short-term interest rates were 1.0% higher. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

The Company’s revenues and equity in income (including gains on sales and impairment losses) from its foreign investments in U.S. dollar equivalents and their respective local currencies are as follows (in millions):

	2017	2016	2015
Revenues from consolidated in USD:
Mexico	$0.3	$0.6	$1.9
Chile	$-	$-	$6.7
Revenues from consolidated in local currencies:
Mexico (Mexican Pesos “MXN”)	5.7	11.3	28.2
Chile (Chilean Pesos “CLP”)	-	-	4,264.9
Equity in income/(loss) from unconsolidated joint ventures and preferred equity investments in USD:
Canada (1)	$(1.3)	$152.6	$409.1
Mexico (2)	$(0.3)	$(3.6)	$(1.6)
Chile (3)	$-	$-	$0.9
Equity in income/(loss) from unconsolidated joint ventures and preferred equity investments in local currencies:
Canada (CAD) (1)	(1.7)	199.5	540.1
Mexico (MXN)	(6.3)	29.2	(24.0)
Chile (CLP)	-	-	-

(1)

Includes impairment charge of $3.4 million (CAD 4.3 million) related to the pending sale of a property for the year ended December 31, 2017. In addition, includes gains of $141.9 million (CAD 185.9 million) and $373.8 million (CAD 439.9 million) on disposition of equity interests for the years ended December 31, 2016 and 2015, respectively.

(2)

Includes equity losses of $5.2 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively, related to foreign investments for which the reporting currency is denominated in USD and not subject to foreign translation exposure.

(3)	Included in the year ended December 31, 2015 is the release of CTA of $0.8 million in equity income.

The following table presents the Company’s foreign investments in their respective local currencies and the U.S. dollar equivalents:

Foreign Investment (in millions)
Country	Local Currency	U.S. Dollars
Mexican real estate investments (MXN)	53.4	$4.8
Canadian investments (CAD)	18.2	$14.6

Currency fluctuations between local currency and the U.S. dollar, for investments for which the Company had determined that the local currency was the functional currency, for the period in which the Company held its investment resulted in a cumulative translation adjustment (“CTA”). This CTA was recorded as a component of Accumulated other comprehensive income (“AOCI”) on the Company’s Consolidated Balance Sheets. During the year ended December 31, 2017, the Company substantially liquidated its investments in Canada and as such, recognized a net cumulative foreign currency translation gain of $10.0 million. The Company had previously substantially liquidated its investments in Mexico.  As a result of the substantial liquidation of the Company’s foreign investments, any future currency changes, which could have a favorable or unfavorable impact, will be recognized in Other (expense)/income, net in the Company’s Consolidated Statements of Income.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Corporate Governance,” “Committees of the Board of Directors,” “Executive Officers” and “Other Matters” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 24, 2018 (“Proxy Statement”).

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”). The Code of Ethics is available at the Investors/Governance/Governance Documents section of our website at www.kimcorealty.com. A copy of the Code of Ethics is available in print, free of charge, to stockholders upon request to us at the address set forth in Item 1 of this Annual Report on Form 10-K under the section “Business - Background.” We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Ethics by posting such information on our web-site.

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

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to “Independent Registered Public Accountants” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1	. Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.		Form 10-K Report Page
	Report of Independent Registered Public Accounting Firm		47

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2017 and 2016		48

	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015		49

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015		50

	Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015		51

	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015		52

	Notes to Consolidated Financial Statements		53

2	. Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015	95
	Schedule III -	Real Estate and Accumulated Depreciation as of December 31, 2017	96
	Schedule IV -	Mortgage Loans on Real Estate as of December 31, 2017	98

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3	. Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		43

Item 16. Form 10-K Summary

None

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith
3.1(a)	Articles of Restatement of Kimco Realty Corporation, dated January 14, 2011	10-K	1-10899	02/28/11	3.1(a)
3.1(b)	Amendment to Articles of Restatement of Kimco Realty Corporation, dated May 8, 2014	10-K	1-10899	02/27/17	3.1(b)
3.1(c)	Articles Supplementary of Kimco Realty Corporation, dated November 8, 2010	10-K	1-10899	02/28/11	3.1(b)
3.1(d)	Articles Supplementary of Kimco Realty Corporation, dated March 12, 2012	8-A12B	1-10899	03/13/12	3.2
3.1(e)	Articles Supplementary of Kimco Realty Corporation, dated July 17, 2012	8-A12B	1-10899	07/18/12	3.2
3.1(f)	Articles Supplementary of Kimco Realty Corporation, dated November 30, 2012	8-A12B	1-10899	12/03/12	3.2
3.1(g)	Articles Supplementary of Kimco Realty Corporation, dated August 8, 2017	8-A12B	1-10899	08/08/17	3.3
3.1(h)	Articles Supplementary of Kimco Realty Corporation, dated December 12, 2017	8-A12B	1-10899	12/12/17	3.3
3.2	Amended and Restated Bylaws of Kimco Realty Corporation, dated February 25, 2009	10-K	1-10899	02/27/09	3.2
4.1	Agreement of Kimco Realty Corporation pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K	S-11	333-42588	09/11/91	4.1
4.2	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.3	First Supplemental Indenture, dated August 4, 1994, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	10-K	1-10899	03/28/96	4.6
4.4	Second Supplemental Indenture, dated April 7, 1995, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	8-K	1-10899	04/07/95	4(a)
4.5	Third Supplemental Indenture, dated June 2, 2006, between Kimco Realty Corporation and The Bank of New York, as trustee	8-K	1-10899	06/05/06	4.1
4.6	Fourth Supplemental Indenture, dated April 26, 2007, between Kimco Realty Corporation and The Bank of New York, as trustee	8-K	1-10899	04/26/07	1.3
4.7	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	09/24/09	4.1
4.8	Sixth Supplemental Indenture, dated May 23, 2013, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	05/23/13	4.1
4.9	Seventh Supplemental Indenture, dated April 24, 2014, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	04/24/14	4.1
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3
10.2	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.3	Form of Indemnification Agreement	10-K	1-10899	02/27/09	99.1
10.4	Agency Agreement, dated July 17, 2013, by and among Kimco North Trust III, Kimco Realty Corporation and Scotia Capital Inc., RBC Dominion Securities Inc., CIBC World Markets Inc. and National Bank Financial Inc.	10-Q	1-10899	08/02/13	99.1
10.5	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.6	Restated Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/27/17	10.6
10.7	Amendment No. 1 to the Kimco Realty Corporation 2010 Equity Participation Plan	—	—	—	—	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith
10.8	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.9	First Amendment to the Kimco Realty Corporation Executive Severance Plan, dated March 20, 2012	10-Q	1-10899	05/10/12	10.3
10.10	$1.75 Billion Amended and Restated Credit Agreement, dated March 17, 2014, among Kimco Realty Corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	03/20/14	10.1
10.11	$2.25 Billion Amended and Restated Credit Agreement, dated February 1, 2017, among Kimco Realty Corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	02/02/17	10.1
10.12	Credit Agreement, dated January 30, 2015, among Kimco Realty Corporation and each of the parties named therein	8-K	1-10899	02/05/15	10.1
10.13	Consulting Agreement, dated June 11, 2015, between Kimco Realty Corporation and David B. Henry	8-K	1-10899	06/12/15	10.1
12.1	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	*
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	—	—	—	—	*
21.1	Significant Subsidiaries of the Company	—	—	—	—	*
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	*
31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
32.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
99.1	Property Chart	—	—	—	—	*
101.INS	XBRL Instance Document	—	—	—	—	*
101.SCH	XBRL Taxonomy Extension Schema	—	—	—	—	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	—	—	—	—	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By:	/s/ Conor C. Flynn
Conor C. Flynn
Chief Executive Officer

Dated:     February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 23, 2018
Milton Cooper

/s/ Conor C. Flynn	Chief Executive Officer and Director	February 23, 2018
Conor C. Flynn

/s/ Richard G. Dooley	Director	February 23, 2018
Richard G. Dooley

/s/ Joe Grills	Director	February 23, 2018
Joe Grills

/s/ Frank Lourenso	Director	February 23, 2018
Frank Lourenso

/s/ Richard Saltzman	Director	February 23, 2018
Richard Saltzman

/s/ Philip Coviello	Director	February 23, 2018
Philip Coviello

/s/ Colombe Nicholas	Director	February 23, 2018
Colombe Nicholas

/s/ Mary Hogan Preusse	Director	February 23, 2018
Mary Hogan Preusse

/s/ Glenn G. Cohen	Executive Vice President -	February 23, 2018
Glenn G. Cohen	Chief Financial Officer and Treasurer

/s/ Paul Westbrook	Vice President -	February 23, 2018
Paul Westbrook	Chief Accounting Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Kimco Realty Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Kimco Realty Corporation and its subsidiaries (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

New York, New York

February 23, 2018

We have served as the Company’s auditor since at least 1992.  We have not determined the specific year we began serving as auditor of the Company.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (in thousands, except share information)

	December 31, 2017	December 31, 2016
Assets:
Real Estate
Rental property
Land	$3,019,284	$2,845,186
Building and improvements	9,231,644	8,827,861
	12,250,928	11,673,047
Less: accumulated depreciation and amortization	(2,433,053)	(2,278,292)
	9,817,875	9,394,755
Real estate under development	402,518	335,028
Real estate, net	10,220,393	9,729,783

Investments in and advances in real estate joint ventures	483,861	504,209
Other real estate investments	217,584	209,146
Mortgages and other financing receivables	21,838	23,197
Cash and cash equivalents	238,513	142,486
Marketable securities	13,265	8,101
Accounts and notes receivable, net	189,757	181,823
Deferred charges and prepaid expenses	155,472	147,694
Other assets	223,043	284,161
Total assets (1)	$11,763,726	$11,230,600

Liabilities:
Notes payable, net	$4,596,140	$3,927,251
Mortgages payable, net	882,787	1,139,117
Accounts payable and accrued expenses	185,702	145,751
Dividends payable	128,892	124,517
Other liabilities	431,915	404,137
Total liabilities (2)	6,225,436	5,740,773
Redeemable noncontrolling interests	16,143	86,953

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,996,240 and 6,029,100 shares, respectively, 41,200 and 32,000 shares issued and outstanding (in series), respectively; Aggregate liquidation preference $1,030,000 and $800,000, respectively	41	32
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 425,646,380 and 425,034,113 shares, respectively	4,256	4,250
Paid-in capital	6,152,764	5,922,958
Cumulative distributions in excess of net income	(761,337)	(676,867)
Accumulated other comprehensive (loss)/income	(1,480)	5,766
Total stockholders' equity	5,394,244	5,256,139
Noncontrolling interests	127,903	146,735
Total equity	5,522,147	5,402,874
Total liabilities and equity	$11,763,726	$11,230,600

(1)	Includes restricted assets of consolidated variable interest entities (“VIEs”) at December 31, 2017 and December 31, 2016 of $644,990 and $333,705, respectively. See Footnote 9 of the Notes to Consolidated Financial Statements.
(2)	Includes non-recourse liabilities of consolidated VIEs at December 31, 2017 and December 31, 2016 of $417,688 and $176,216, respectively. See Footnote 9 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Revenues from rental properties	$1,183,785	$1,152,401	$1,144,474
Management and other fee income	17,049	18,391	22,295
Total revenues	1,200,834	1,170,792	1,166,769

Operating expenses
Rent	11,145	10,993	12,347
Real estate taxes	157,196	146,615	147,150
Operating and maintenance	142,787	140,910	144,980
General and administrative	118,455	117,302	122,735
Provision for doubtful accounts	5,630	5,563	6,075
Impairment charges	67,331	93,266	45,383
Depreciation and amortization	360,811	355,320	344,527
Total operating expenses	863,355	869,969	823,197

Operating income	337,479	300,823	343,572

Other income/(expense)
Interest, dividends and other investment income	2,809	1,478	39,061
Other (expense)/income, net	(250)	3,947	5,174
Interest expense	(191,956)	(192,549)	(218,891)
Early extinguishment of debt charges	(1,753)	(45,674)	-

Income from continuing operations before income taxes, net, equity in income of joint ventures, net, gain on change in control of interests and equity in income from other real estate investments, net	146,329	68,025	168,916

Benefit/(provision) for income taxes, net	880	(72,545)	(60,230)
Equity in income of joint ventures, net	60,763	218,714	480,395
Gain on change in control of interests	71,160	57,386	149,234
Equity in income of other real estate investments, net	67,001	27,773	36,090

Income from continuing operations	346,133	299,353	774,405

Discontinued operations
Loss from discontinued operating properties, net of tax	-	-	(15)
Impairment/loss on operating properties, net of tax	-	-	(60)
Loss from discontinued operations	-	-	(75)

Gain on sale of operating properties, net, net of tax	93,538	86,785	125,813

Net income	439,671	386,138	900,143

Net income attributable to noncontrolling interests	(13,596)	(7,288)	(6,028)

Net income attributable to the Company	426,075	378,850	894,115

Preferred stock redemption charge	(7,014)	-	(5,816)
Preferred dividends	(46,600)	(46,220)	(57,084)

Net income available to the Company's common shareholders	$372,461	$332,630	$831,215

Per common share:
Income from continuing operations:
-Basic	$0.87	$0.79	$2.01
-Diluted	$0.87	$0.79	$2.00
Net income available to the Company:
-Basic	$0.87	$0.79	$2.01
-Diluted	$0.87	$0.79	$2.00

Weighted average shares:
-Basic	423,614	418,402	411,319
-Diluted	424,019	419,709	412,851

Amounts available to the Company's common shareholders:
Income from continuing operations	$372,461	$332,630	$831,290
Loss from discontinued operations	-	-	(75)
Net income	$372,461	$332,630	$831,215

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$439,671	$386,138	$900,143
Other comprehensive income:
Change in unrealized gains/losses related to available-for-sale securities	(1,542)	8	(45,799)
Change in unrealized losses on interest rate swaps	631	451	(22)
Change in foreign currency translation adjustments	(6,335)	(281)	6,287
Other comprehensive (loss)/income	(7,246)	178	(39,534)

Comprehensive income	432,425	386,316	860,609

Comprehensive income attributable to noncontrolling interests	(13,596)	(7,288)	(6,028)

Comprehensive income attributable to the Company	$418,829	$379,028	$854,581

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	Cumulative	Accumulated
	Distributions	Other						Total
	in Excess of	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Net Income	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2015	$(1,006,578)	$45,122	102	$102	411,820	$4,118	$5,732,021	$4,774,785	$126,980	$4,901,765

Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	66,163	66,163

Comprehensive income:
Net income	894,115	-	-	-	-	-	-	894,115	6,028	900,143
Other comprehensive income, net of tax:
Change in unrealized gains related to available-for-sale securities	-	(45,799)	-	-	-	-	-	(45,799)	-	(45,799)
Change in unrealized losses on interest rate swaps	-	(22)	-	-	-	-	-	(22)	-	(22)
Change in foreign currency translation adjustments	-	6,287	-	-	-	-	-	6,287	-	6,287

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(7,061)	(7,061)
Dividends ($0.975 per common share; $1.485 per
Class H Depositary Share, $1.5000 per
Class I Depositary Share, $1.3750 per
Class J Depositary Share, and $1.40625 per
Class K Depositary Share, respectively)	(459,872)	-	-	-	-	-	-	(459,872)	-	(459,872)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(8,539)	(8,539)
Issuance of common stock	-	-	-	-	824	8	485	493	-	493
Surrender of restricted stock	-	-	-	-	(232)	(2)	(5,680)	(5,682)	-	(5,682)
Exercise of common stock options	-	-	-	-	1,019	10	18,698	18,708	-	18,708
Sale of interests in investments, net of tax of $16.0 million	-	-	-	-	-	-	23,993	23,993	-	23,993
Acquisition of noncontrolling interests	-	-	-	-	-	-	262	262	(47,920)	(47,658)
Amortization of equity awards	-	-	-	-	-	-	14,032	14,032	-	14,032
Redemption of preferred stock	-	-	(70)	(70)	-	-	(174,930)	(175,000)	-	(175,000)
Balance, December 31, 2015	(572,335)	5,588	32	32	413,431	4,134	5,608,881	5,046,300	135,651	5,181,951

Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	16,667	16,667

Comprehensive income:
Net income	378,850	-	-	-	-	-	-	378,850	7,288	386,138
Other comprehensive income, net of tax:
Change in unrealized gains related to available-for-sale securities	-	8	-	-	-	-	-	8	-	8
Change in unrealized losses on interest rate swaps	-	451	-	-	-	-	-	451	-	451
Change in foreign currency translation adjustments	-	(281)	-	-	-	-	-	(281)	-	(281)

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(4,349)	(4,349)
Dividends ($1.035 per common share; $1.5000 per
Class I Depositary Share, $1.3750 per
Class J Depositary Share, and $1.40625 per
Class K Depositary Share, respectively)	(483,382)	-	-	-	-	-	-	(483,382)	-	(483,382)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(8,522)	(8,522)
Issuance of common stock	-	-	-	-	10,711	107	286,314	286,421	-	286,421
Surrender of restricted stock	-	-	-	-	(276)	(3)	(7,005)	(7,008)	-	(7,008)
Exercise of common stock options	-	-	-	-	1,168	12	21,048	21,060	-	21,060
Amortization of equity awards	-	-	-	-	-	-	13,720	13,720	-	13,720
Balance, December 31, 2016	(676,867)	5,766	32	32	425,034	4,250	5,922,958	5,256,139	146,735	5,402,874
Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	48,877	48,877

Comprehensive income:
Net income	426,075	-	-	-	-	-	-	426,075	13,596	439,671
Other comprehensive income, net of tax:
Change in unrealized gains/losses related to available-for-sale securities	-	(1,542)	-	-	-	-	-	(1,542)	-	(1,542)
Change in unrealized losses on interest rate swaps	-	631	-	-	-	-	-	631	-	631
Change in foreign currency translation adjustments	-	(6,335)	-	-	-	-	-	(6,335)	-	(6,335)

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,297)	(1,297)
Dividends ($1.09 per common share; $1.5000 per
Class I Depositary Share, $0.9625 per
Class I Depositary Share Redeemed, $1.3750 per
Class J Depositary Share, $1.40625 per
Class K Depositary Share, $0.48047 per
Class L Depositary Share, and $0.0401 per
Class M Depositary Share, respectively)	(510,545)	-	-	-	-	-	-	(510,545)	-	(510,545)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(13,995)	(13,995)
Issuance of common stock	-	-	-	-	776	8	(8)	-	-	-
Issuance of preferred stock	-	-	18	18	-	-	439,401	439,419	-	439,419
Surrender of restricted stock	-	-	-	-	(248)	(2)	(5,697)	(5,699)	-	(5,699)
Exercise of common stock options	-	-	-	-	84	-	1,526	1,526	-	1,526
Amortization of equity awards	-	-	-	-	-	-	18,983	18,983	-	18,983
Redemption of preferred stock	-	-	(9)	(9)	-	-	(224,991)	(225,000)	-	(225,000)
Redemption/conversion of noncontrolling interests	-	-	-	-	-	-	592	592	(66,013)	(65,421)
Balance, December 31, 2017	$(761,337)	$(1,480)	41	$41	425,646	$4,256	$6,152,764	$5,394,244	$127,903	$5,522,147

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015

Cash flow from operating activities:
Net income	$439,671	$386,138	$900,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360,811	355,320	344,527
Impairment charges	67,331	93,266	45,464
Deferred taxes	807	55,068	4,498
Early extinguishment of debt charges	1,753	45,674	-
Equity award expense	21,563	19,071	18,465
Gain on sale of operating properties, net, net of tax	(93,538)	(92,823)	(132,907)
Gain on sale of marketable securities	-	-	(39,852)
Gain on change in control of interests	(71,160)	(57,386)	(149,234)
Equity in income of joint ventures, net	(60,763)	(218,714)	(480,395)
Equity in income from other real estate investments, net	(67,001)	(27,773)	(36,090)
Distributions from joint ventures and other real estate investments	58,189	90,589	126,263
Change in accounts and notes receivable	(7,934)	(6,571)	(2,867)
Change in accounts payable and accrued expenses	4,417	(7,886)	164
Change in Canadian withholding tax receivable	12,996	23,571	(37,040)
Change in other operating assets and liabilities	(52,961)	(65,448)	(67,438)
Net cash flow provided by operating activities	614,181	592,096	493,701

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(153,854)	(203,190)	(661,423)
Improvements to operating real estate	(206,800)	(143,489)	(166,670)
Acquisition of real estate under development	(10,010)	(51,588)	(16,355)
Improvements to real estate under development	(160,257)	(72,759)	(16,861)
Investment in marketable securities	(9,822)	(2,466)	(257)
Proceeds from sale/repayments of marketable securities	3,146	1,937	76,170
Investments in and advances to real estate joint ventures	(35,291)	(86,453)	(91,609)
Reimbursements of investments and advances to real estate joint ventures	55,839	71,656	94,053
Distributions from liquidation of real estate joint ventures	-	138,475	373,833
Return of investment from liquidation of real estate joint ventures	-	191,902	88,672
Investment in other real estate investments	(666)	(233)	(641)
Reimbursements of investments and advances to other real estate investments	40,709	11,019	40,556
Collection of mortgage loans receivable	1,405	921	55,145
Investment in other investments	-	-	(190,278)
Reimbursements of other investments	-	500	-
Proceeds from sale of operating properties	181,321	304,600	437,030
Proceeds from sale of development properties	-	4,551	-
Net cash flow (used for)/provided by investing activities	(294,280)	165,383	21,365

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(687,117)	(700,853)	(555,627)
Principal payments on rental property debt	(15,186)	(19,039)	(28,632)
Proceeds from mortgage loan financings	206,000	-	-
(Repayments)/proceeds under the unsecured revolving credit facility, net	(17,143)	26,445	(100,000)
Proceeds from issuance of unsecured term loan/notes	1,250,000	1,400,000	1,500,030
Repayments under unsecured term loan/notes	(550,000)	(1,261,850)	(750,000)
Financing origination costs	(23,305)	(25,679)	(19,017)
Payment of early extinguishment of debt charges	(2,631)	(45,674)	-
Change in tenants' security deposits	911	1,367	2,116
Contributions from noncontrolling interests	1,422	-	106,154
Conversion/distribution of noncontrolling interests	(96,599)	(12,594)	(55,753)
Dividends paid	(506,172)	(474,045)	(455,833)
Proceeds from issuance of stock, net	440,946	307,395	18,708
Redemption of preferred stock	(225,000)	-	(175,000)
Net cash flow used for financing activities	(223,874)	(804,527)	(512,854)

Net change in cash and cash equivalents	96,027	(47,048)	2,212
Cash and cash equivalents, beginning of year	142,486	189,534	187,322
Cash and cash equivalents, end of year	$238,513	$142,486	$189,534

Interest paid during the year (net of capitalized interest of $14,480, $9,247 and $5,618, respectively)	$192,155	$252,482	$232,950

Income taxes (received)/paid during the year (net of refunds received of $16,118, $113,934 and $0, respectively)	$(14,456)	$6,090	$100,366

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

Business and Organization

Kimco Realty Corporation and its subsidiaries (the "Company" or "Kimco"), operate as a Real Estate Investment Trust (“REIT”) and are engaged principally in the ownership, management, development and operation of open-air shopping centers, which are anchored generally by grocery stores, discount department stores or drugstores. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise. The Company evaluates performance on a property specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The Company has elected to be taxed as a REIT for federal income tax purposes under the Internal Revenue Code, as amended (the "Code"). The Company is organized and operates in a manner that enables it to qualify as a REIT under the Code.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

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

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its consolidated financial statements (see Footnotes 8 and 16 of the Notes to Consolidated Financial Statements).

Real Estate

Real estate assets are stated at cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases, in-place leases and tenant relationships, where applicable), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Fair value is determined based on a market approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Effective January 1, 2017, the Company early adopted Accounting Standard Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, including its interim periods within the year, and applied the guidance to its asset acquisitions of operating properties, including the capitalization of acquisition costs, which was previously expensed prior to the adoption of this standard.

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

Real Estate Under Development

Real estate under development represents the development of open-air shopping center projects, which may include residential and mixed-use components, that the Company plans to hold as long-term investments. These properties are carried at cost. The cost of land and buildings under development includes specifically identifiable costs. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, insurance, legal costs, salaries and related costs of personnel directly involved and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy and placed into service. This usually occurs upon substantial completion of all costs necessary to bring the property to the condition needed for its intended use, but no later than one year from the completion of major construction activity. However, the Company may continue to capitalize costs even though a project is substantially completed if construction is still ongoing at the site. If, in management’s opinion, the current and projected undiscounted cash flows of these assets to be held as long-term investments is less than the net carrying value plus estimated costs to complete the development, the carrying value would be adjusted to an amount that reflects the estimated fair value of the property.

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

The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in open-air shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. The Company, on a limited selective basis, has obtained unsecured financing for certain joint ventures. These unsecured financings may be guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make. As of December 31, 2017, the Company did not guaranty any unsecured joint venture debt.

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

Marketable Securities

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance. These securities are carried at fair market value with unrealized gains and losses reported in stockholders’ equity as a component of Accumulated other comprehensive income ("AOCI").  Effective January 1, 2018, in accordance with the adoption of ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the Company will recognize changes in fair value of equity investments with readily determinable fair values in net income.  Gains or losses on securities sold are based on the specific identification method and are recognized in Interest, dividends and other investment income on the Company’s Consolidated Statements of Income.

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

Deferred Leasing Costs

Costs incurred in obtaining tenant leases, included in deferred charges and prepaid expenses in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, over the terms of the related leases, as applicable. Such capitalized costs include salaries, lease incentives and related costs of personnel directly involved in successful leasing efforts. Deferred leasing costs are classified as operating activities on the Company’s Consolidated Statements of Cash Flows.

Software Development Costs

Expenditures for major software purchases and software developed for internal use are capitalized and amortized on a straight-line basis generally over a three to five-year period. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of payroll costs that can be capitalized with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.  As of December 31, 2017 and 2016, the Company had unamortized software development costs of $6.2 million and $10.2 million, respectively, which is included in Other assets on the Company’s Consolidated Balance Sheets.  The Company expensed $4.6 million, $8.0 million and $10.7 million in amortization of software development costs during the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred Financing Costs

Costs incurred in obtaining long-term financing, included in Notes payable, net and Mortgages payable, net in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt agreements, as applicable.

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

Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of $9.2 million and $12.3 million of billed accounts receivable at December 31, 2017 and 2016, respectively. Additionally, Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of $7.9 million and $11.9 million of straight-line rent receivable at December 31, 2017 and 2016, respectively.

Income Taxes

The Company elected status as a REIT for federal income tax purposes beginning in its taxable year January 1, 1992 and operates in a manner that enables the Company to qualify and maintain its status as a REIT. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Code. Most states, where the Company holds investments in real estate, conform to the federal rules recognizing REITs.

Additionally, in connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries (“TRS”) under the Code, subject to certain limitations. Certain subsidiaries of the Company have made a joint election with the Company to be treated as TRSs.  A TRS is subject to federal and state income taxes on its income, and the Company includes a provision for taxes in its consolidated financial statements.  As such, the Company, through its wholly-owned TRS, has been engaged in various retail real estate related opportunities including retail real estate management and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers. The Company may consider other investments through its TRS should suitable opportunities arise. The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiaries. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations, where it has been determined that the local currency is the functional currency, are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in AOCI, as a separate component of the Company’s stockholders’ equity. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. The effect of the transaction’s gain or loss is included in the caption Other (expense)/income, net in the Consolidated Statements of Income. The Company is required to release cumulative translation adjustment (“CTA”) balances into earnings when the Company has substantially liquidated its investment in a foreign entity. As of December 31, 2017, the Company has exited South America and substantially liquidated its investments in Mexico and Canada.

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

The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During 2017, 2016 and 2015, the Company had no hedge ineffectiveness.

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

The Company evaluates the terms of the partnership units issued in accordance with the FASB’s Distinguishing Liabilities from Equity guidance.  Units which embody a conditional obligation requiring the Company to redeem the units for cash after a specified or determinable date (or dates) or upon the occurrence of an event that is not solely within the control of the issuer are determined to be contingently redeemable under this guidance and are included as Redeemable noncontrolling interest and classified within the mezzanine section between Total liabilities and Stockholders’ equity on the Company’s Consolidated Balance Sheets.  Convertible units for which the Company has the option to settle redemption amounts in cash or common stock are included in the caption Noncontrolling interest within the equity section on the Company’s Consolidated Balance Sheets.

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

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share based payments to employees, be recognized in the Statement of Income over the service period based on their fair values. Fair value is determined, depending on the type of award, using either the Black-Scholes option pricing formula or the Monte Carlo method, both of which are intended to estimate the fair value of the awards at the grant date (see Footnote 20 of the Notes to Consolidated Financial Statements for additional disclosure on the assumptions and methodology).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

New Accounting Pronouncements

The following table represents ASUs to the FASB’s Accounting Standards Codification (“ASC”) that, as of the year ended December 31, 2017, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

		January 1, 2020; Early adoption permitted	The Company is still assessing the impact on its financial position and/or results of operations.

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

January 1, 2018; Early adoption permitted as of original effective date, which was January 1, 2017

The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard, except for the lease component relating to common area maintenance (“CAM”) reimbursement revenue, which will be within the scope of this standard upon the effective date of ASU 2016-02, Leases (Topic 842) discussed below.

The revenues which will be within the scope of this standard include other ancillary income earned through the Company’s operating properties as well as fees for services performed at various unconsolidated joint ventures which the Company manages. These fees primarily include property and asset management fees, leasing fees, development fees and property acquisition/disposition fees. These revenues represented approximately 3% of the Company’s consolidated revenue for both the years ended December 31, 2017 and 2016. The Company believes the timing of recognition and amount of these revenues will be generally consistent with the current recognition and measurement.

The Company plans to adopt this standard effective January 1, 2018, using the modified retrospective approach, which requires a cumulative effect adjustment, if any, as of the date of adoption. The Company has determined that the adoption of this standard will not require any material adjustments to the consolidated financial statements but will result in additional disclosures related to disaggregation of revenue streams beginning in the first quarter of 2018.

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

January 1, 2019; Early adoption permitted

The Company continues to evaluate the effect the adoption will have on the Company’s financial position and/or results of operations. However, the Company currently believes that the adoption will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where the Company is a lessee, primarily for the Company’s ground leases and administrative office leases, the Company will be required to record a lease liability and a right of use asset on its Consolidated Balance Sheets at fair value upon adoption. In addition, direct internal leasing costs will continue to be capitalized, however, indirect internal leasing costs previously capitalized will be expensed. Within the terms of the Company’s leases where the Company is the lessor, the Company is entitled to receive reimbursement amounts from tenants for operating expenses such as real estate taxes, insurance and other CAM. Upon adoption of this ASU, CAM reimbursement revenue will be accounted for in accordance with ASU 2016-12 Revenue from Contracts with Customers (Topic 606). The Company continues to evaluate the effect the adoption will have on this source of revenue. However, the Company currently does not believe the adoption will significantly affect the timing of the recognition of the Company’s CAM reimbursement revenue.

ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the following:

 (i) Requires equity investments (excluding those investments accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values to be measured at fair value with the changes in fair value recognized in net income; however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

(ii) Simplifies the impairment assessment of those equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment

(iii) Eliminates the disclosure of the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost and changes the fair value calculation for those investments

(iv) Changes the disclosure in other comprehensive income for financial liabilities that are measured at fair value in accordance with the fair value options for financial instruments

(v) Clarifies that a deferred asset related to available-for-sale securities should be included in an entity's evaluation for a valuation allowance.

January 1, 2018; Early adoption permitted for certain disclosure requirements

Currently, changes in fair value of these equity investments with readily determinable fair values are recognized in AOCI. This ASU states that these changes will be recognized in net income. The Company anticipates the implementation of this guidance will affect how changes in the fair value of available-for-sale marketable securities are presented in the Company’s consolidated financial statements. In addition, the Company will record a cumulative-effect adjustment to beginning retained earnings in the year of adoption (effective as of January 1, 2018) to reclassify unrealized gains and losses previously reported in AOCI for available-for-sale marketable securities. As of December 31, 2017, the Company had unrealized losses related to its available-for-sale marketable securities of $1.1 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following ASUs to the FASB’s ASC have been adopted by the Company during the year ended December 31, 2017:

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

January 1, 2017; Elected early adoption

The Company’s operating property acquisitions during 2017 qualified for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations, and resulted in the capitalization of asset acquisition costs rather than directly expensing these costs.

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

		January 1, 2017	The adoption did not have a material effect on the Company’s financial position and/or results of operations.

2.	Real Estate:

The Company’s components of Rental property consist of the following (in thousands):

	December 31,
	2017	2016
Land	$2,971,020	$2,786,255
Undeveloped land	48,264	58,931
Buildings and improvements:
Buildings	6,047,413	5,790,681
Building improvements	1,653,581	1,562,439
Tenant improvements	753,501	733,993
Fixtures and leasehold improvements	45,795	47,199
Above-market leases	153,484	150,207
In-place leases and tenant relationships	577,870	543,342
	12,250,928	11,673,047
Accumulated depreciation and amortization (1)	(2,433,053)	(2,278,292)
Total	$9,817,875	$9,394,755

(1)	At December 31, 2017 and 2016, the Company had accumulated amortization relating to in-place leases, tenant relationships and above-market leases aggregating $459,211 and $409,062, respectively.

In addition, at December 31, 2017 and 2016, the Company had intangible liabilities relating to below-market leases from property acquisitions of $329.3 million and $292.6 million, respectively, net of accumulated amortization of $184.5 million and $193.9 million, respectively. These amounts are included in the caption Other liabilities on the Company’s Consolidated Balance Sheets.

The Company’s amortization associated with above-market and below-market leases for the years ended December 31, 2017, 2016 and 2015, resulted in net increases to revenue of $15.5 million, $21.4 million and $18.5 million, respectively. The Company’s amortization expense associated with in-place leases and tenant relationships, which is included in depreciation and amortization, for the years ended December 31, 2017, 2016 and 2015 was $62.7 million, $66.6 million and $68.3 million, respectively.

The estimated net amortization income/(expense) associated with the Company’s above-market and below-market leases, tenant relationships and in-place leases for the next five years are as follows (in millions):

	2018	2019	2020	2021	2022
Above-market and below-market leases amortization, net	$13.2	$14.0	$14.1	$14.3	$13.4
In-place leases and tenant relationships amortization	$(43.7)	$(34.6)	$(26.5)	$(20.7)	$(15.9)

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.	Property Acquisitions, Developments and Other Investments:

Acquisition/Consolidation of Operating Properties

During the year ended December 31, 2017, the Company acquired the following operating properties, in separate transactions, through direct asset purchases or consolidation due to change in control resulting from the purchase of additional interests or obtaining control through the modification of a joint venture investment:

			Purchase Price (in thousands)
Property Name	Location	Month Acquired/ Consolidated	Cash*	Debt	Other Consideration**	Total	GLA***
Plantation Commons	Plantation, FL (1) (3)	Jan-17	$-	$-	$12,300	$12,300	60
Gordon Plaza	Woodbridge, VA (1) (3)	Jan-17	-	-	3,100	3,100	184
Plaza del Prado	Glenview, IL	Jan-17	39,063	-	-	39,063	142
Columbia Crossing Parcel	Columbia Crossing, MD	Jan-17	5,100	-	-	5,100	25
The District at Tustin Legacy	Tustin, CA (2) (3)	Apr-17	-	206,000	98,698	304,698	688
Jantzen Beach Center	Portland, OR	Jul-17	131,927	-	-	131,927	722
Del Monte Plaza Parcel	Reno, NV	Jul-17	24,152	-	-	24,152	83
Gateway Station Phase II	Burleson, TX	Aug-17	15,355	-	-	15,355	79
Jantzen Beach Center Parcel	Portland, OR	Sep-17	6,279	-	-	6,279	25
Webster Square Outparcel	Nashua, NH	Sep-17	4,985	-	-	4,985	22
Whittwood Town Center	Whittier, CA	Oct-17	80,397	43,000	-	123,397	783
123 Coulter Avenue Parcel	Ardmore, PA	Oct-17	4,808	-	-	4,808	1
Fulton Marketplace Parcel	Santa Rosa, CA	Nov-17	13,162	-	-	13,162	61
			$325,228	$249,000	$114,098	$688,326	2,875

* The Company utilized an aggregate $162.4 million associated with Internal Revenue Code §1031 sales proceeds.

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

Property Name	Previous Ownership Interest	Gain on change in control of interests
Plantation Commons	76.25%	$9,793
Gordon Plaza	40.62%	395
The District at Tustin Legacy	(a)	60,972
		$71,160

(a)	The Company’s share of this investment is subject to change and is based upon a cash flow waterfall provision within the partnership agreement (54.27% as of date of consolidation).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the year ended December 31, 2016, the Company acquired the following operating properties, in separate transactions:

			Purchase Price (in thousands)
Property Name	Location	Month Acquired	Cash*	Debt	Other Consideration **	Total	GLA
Jericho Atrium	Jericho, NY	Apr-16	$29,750	$-	$-	$29,750	147
Oakwood Plaza	Hollywood, FL (1)	Apr-16	53,412	100,000	61,588	215,000	899
Webster Square North	Nashua, NH	Jul-16	8,200	-	-	8,200	21
Gateway Plaza	Mill Creek, WA (1)	Jul-16	493	17,500	-	17,993	97
Kentlands Market Square	Gaithersburg, MD	Aug-16	61,826	33,174	-	95,000	221
GEPT Portfolio (4 properties)	Various (1)	Sep-16	79,974	76,989	10,882	167,845	681
Coulter Avenue (2 parcels)	Ardmore, PA	Various	6,750	-	-	6,750	20
KimPru Portfolio (2 properties)	Various (1)	Oct-16	15,505	35,700	3,218	54,423	234
Hamden Mart	Hamden, CT (1)	Nov-16	-	21,369	29,294	50,663	345
			$255,910	$284,732	$104,982	$645,624	2,665

* The Company utilized an aggregate $66.0 million associated with Internal Revenue Code §1031 sales proceeds.

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

Property Name	Previous Ownership Interest	Gain on change in control of interests
Oakwood Plaza	55.0%	$46,512
Gateway Plaza	15.0%	-
GEPT Portfolio (4 properties)	15.0%	6,583
KimPru Portfolio (2 properties)	15.0%	832
Hamden Mart	47.95%	3,459
		$57,386

Included in the Company’s Consolidated Statements of Income are $31.0 million, $23.8 million and $112.2 million in revenues from rental properties from the date of acquisition through December 31, 2017, 2016 and 2015, respectively, for operating properties acquired during each of the respective years.

Purchase Price Allocations

The Company adopted ASU 2017-01 effective January 1, 2017 and applied the guidance to its operating property acquisitions during the year ended December 31, 2017. The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocations for properties acquired/consolidated during the year ended December 31, 2017, are as follows (in thousands):

	Allocation as of December 31, 2017	Weighted-Average Amortization Period (in Years)
Land	$255,715	n/a
Buildings	379,148	50.0
Building improvements	46,613	41.5
Tenant improvements	14,520	7.2
In-place leases	56,200	7.2
Above-market leases	12,197	7.8
Below-market leases	(77,027)	29.5
Mortgage fair value adjustment	(8,521)	1.3
Tax increment financing (TIF) contracts	8,342	19.0
Other assets	5,090	n/a
Other liabilities	(3,951)	n/a
Net assets acquired/consolidated	$688,326

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2017, the allocation adjustments and revised allocations for properties accounted for as business combinations during the year ended December 31, 2016, are as follows (in thousands):

	Allocation as of December 31, 2016	Allocation Adjustments	Revised Allocation as of December 31, 2017	Weighted-Average Amortization Period (in Years)
Land	$179,150	$(5,150)	$174,000	n/a
Buildings	309,493	(30,696)	278,797	50.0
Building improvements	124,105	41,895	166,000	45.0
Tenant improvements	12,788	(1,155)	11,633	7.1
In-place leases	44,094	(1,063)	43,031	6.4
Above-market leases	11,982	885	12,867	8.1
Below-market leases	(31,903)	(4,716)	(36,619)	19.1
Mortgage fair value adjustment	(4,292)	-	(4,292)	4.1
Other assets	234	-	234	n/a
Other liabilities	(27)	-	(27)	n/a
Net assets acquired	$645,624	$-	$645,624

Hurricane Impact

The impact of Hurricanes Harvey, which struck Texas on August 25, 2017, and Irma, which struck Florida on September 10, 2017, resulted in minimal damage to the Company’s properties located in Texas and Florida, with the majority of the impact related to debris removal.

On September 20, 2017, Hurricane Maria struck Puerto Rico as a Category 4 hurricane which resulted in widespread damage, flooding, and power outages. The Company has interests in seven operating properties located throughout Puerto Rico, aggregating 2.2 million square feet of GLA, which were variously impacted by the hurricane. The Company maintains a comprehensive property insurance policy on these properties with total coverage of up to $62.0 million, as well as business interruption insurance with coverage up to $39.3 million in the aggregate, subject to a collective deductible of $1.2 million.

As of December 31, 2017, the Company’s assessment of the damages sustained to its properties from Hurricane Maria resulted in a write-off to depreciation expense of $16.0 million, representing the estimated net book value of damaged assets. The Company also recorded a corresponding receivable and credit to depreciation expense of $16.0 million for estimated property insurance recoveries related to the write-off.  As such, there was no impact to net income during 2017 resulting from these adjustments.  The Company expects to collect property insurance proceeds (net of deductible) equal to the replacement cost of its damaged property, currently estimated to be approximately $26.0 million. As of December 31, 2017, the Company received property insurance proceeds of $4.0 million and has a remaining receivable balance of $12.0 million which is included in Other assets on the Company’s Consolidated Balance Sheets.

The Company’s business interruption insurance covers lost revenues as a result of the hurricane for a period of up one year. After the expiration of one year following the loss, the policy has 365 days of extended period of indemnity which provides business interruption coverage in the event the properties have not fully recovered from the storm. For the year ended December 31, 2017, the Company had a reduction in revenues from rental properties of $3.4 million related to lost tenant revenue and rent abatements resulting from the impact of Hurricane Maria. During December 2017, the Company received $1.6 million from its insurance provider for business interruption claims. The Company is still in the process of assessing current and future business interruption insurance losses and will submit insurance claims for its estimated losses under its business interruption insurance policy.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.	Real Estate Under Development:

The Company is engaged in various real estate development projects for long-term investment. As of December 31, 2017, the Company had in progress a total of four real estate development projects and two additional projects held for future development. The costs incurred to date for these projects are as follows (in thousands):

		December 31,
Property Name	Location	2017	2016
Grand Parkway Marketplace (1)	Spring, TX	$43,403	$94,841
Dania Pointe	Dania Beach, FL	152,841	107,113
Mill Station	Owings Mills, MD	34,347	25,119
Lincoln Square (2)	Philadelphia, PA	90,479	-
Avenues Walk (3)	Jacksonville, FL	48,573	73,048
Promenade at Christiana (4)	New Castle, DE	32,875	25,521
Staten Island Plaza (5)	Staten Island, NY	-	9,386
		$402,518	$335,028

(1)

During 2017, the Company sold a land parcel at this development project for a sales price of $2.9 million. Additionally, effective as of September 30, 2017, certain aspects of this development project, aggregating $91.0 million, were placed in service and reclassified into Land and Building and improvements on the Company’s Consolidated Balance Sheets. The remaining portion relates to the second phase of this project which is under development.

(2)

During 2017, KIM Lincoln, LLC (“KIM Lincoln”), a wholly owned subsidiary of the Company, and Lincoln Square Property, LP (“Lincoln Member”) entered into a joint venture agreement wherein KIM Lincoln has a 90% controlling interest and Lincoln Member has a 10% noncontrolling interest. The joint venture acquired land parcels in Philadelphia, PA to be held for development for a gross purchase price of $10.0 million. Based upon the Company’s intent to develop the property, the Company allocated the gross purchase price to Real estate under development on the Company’s Consolidated Balance Sheets. This joint venture is accounted for as a consolidated VIE (see Footnote 9).

(3)

Effective April 1, 2017, certain aspects of this development project, aggregating $24.5 million, were placed in service and reclassified into Land and Building and improvements on the Company’s Consolidated Balance Sheets. The remaining portion of the project consists of a mixed-use project to be developed in the future.

(4)

The Company is assessing the development model for this asset, which may include a mixed-use component, and anticipates a near term delay in the timing of development. As such, the Company considers this project as land held for future development effective December 31, 2017.

(5)	During 2017, the Company reclassified this project to undeveloped land on the Company’s Consolidated Balance Sheets, as it is no longer anticipated to be developed by the Company.

During the years ended December 31, 2017 and 2016, the Company capitalized (i) interest of $11.0 million and $6.9 million, (ii) real estate taxes, insurance and legal costs of $5.7 million and $5.2 million and (iii) payroll of $3.3 million and $1.8 million, respectively, in connection with these real estate development projects.

During 2016, the Company acquired from its partner the remaining ownership interest in Dania Pointe, which was held in a joint venture in which the Company has a 55.0% noncontrolling interest for a gross purchase price of $84.2 million. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and as a result, no gain on change in control of interest was recognized as there was no fair value adjustment associated with the Company’s previously held equity interest. Based upon the Company’s intent to develop the property, the Company allocated the gross purchase price to Real estate under development on the Company’s Consolidated Balance Sheets.

During 2016, the Company acquired, in separate transactions, three additional land parcels adjacent to two existing development projects for an aggregate purchase price of $13.8 million.

5.	Dispositions of Real Estate and Assets Held-for-Sale:

Operating Real Estate

The table below summarizes the Company's disposition activity relating to consolidated operating properties and parcels, in separate transactions (dollars in millions):

	Year Ended December 31,
	2017	2016	2015
Aggregate sales price	$352.2	$378.7	$492.5
Gain on sale, net of tax	$93.5	$86.8	$143.6
Impairment charges	$17.1	$37.2	$10.2
Number of operating properties sold	25	30	89
Number of parcels/out-parcels sold	9	2	8

Additionally, during 2015, the Company disposed of its remaining operating property in Chile for a sales price of $51.3 million. This transaction resulted in the release of a cumulative foreign currency translation loss of $19.6 million due to the Company’s liquidation of its investment in Chile, offset by a gain on sale of $1.8 million, after income tax expense.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Land Sales

During 2016 and 2015, the Company sold six and 13 land parcels, respectively, for an aggregate sales price of $3.9 million and $31.5 million, respectively. These transactions resulted in an aggregate gain of $1.9 million and $4.3 million, before income taxes expense and noncontrolling interest for the years ended December 31, 2016 and 2015, respectively. The gains from these transactions are recorded as other income, which is included in Other (expense)/income, net, in the Company’s Consolidated Statements of Income.

Held-for-Sale

At December 31, 2017, the Company had three consolidated properties classified as held-for-sale at an aggregate carrying amount of $22.4 million, net of accumulated depreciation of $16.8 million, which are included in Other assets on the Company’s Consolidated Balance Sheets. The Company’s determination of the fair value of the properties was based upon executed contracts of sale with third parties, which are in excess of the carrying values of the properties.

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

The Company has an active capital recycling program which provides for the disposition of certain properties, typically of lesser quality assets in more undesirable locations. The Company has adjusted the anticipated hold period for these properties and as a result the Company recognized impairment charges on certain consolidated operating properties (see Footnote 15 of the Notes to Consolidated Financial Statements for fair value disclosure).

The Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions and/or the property hold period resulted in the Company recognizing impairment charges for the years ended December 31, 2017, 2016 and 2015 as follows (in millions):

	2017	2016	2015
Impairment of property carrying values* (1) (2) (3)	$67.3	$93.3	$30.3
Impairment of investments in other real estate investments (4)	-	-	5.3
Impairment of marketable securities and other investments (5)	-	-	9.8
Total Impairment charges included in operating expenses	67.3	93.3	45.4
Impairment of property carrying values included in discontinued operations	-	-	0.1
Total gross impairment charges	67.3	93.3	45.5
Noncontrolling interests	-	(0.4)	(5.6)
Income tax benefit	-	(21.1)	(9.0)
Total net impairment charges	$67.3	$71.8	$30.9

* See Footnote 15 of the Notes to Consolidated Financial Statements for additional disclosure on fair value

(1)

During 2017, the Company recognized aggregate impairment charges of $67.3 million. These impairment charges consist of (i) $34.0 million related to adjustments to property carrying values for properties which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold periods for such properties, (ii) $17.1 million related to the sale of certain operating properties (as discussed in Footnote 5 of the Notes to Consolidated Financial Statements) and (iii) $16.2 million related to a property for which the Company has re-evaluated its long-term plan for the property due to unfavorable local market conditions.

(2)

During 2016, the Company recognized aggregate impairment charges of $93.3 million, before an income tax benefit of $21.1 million and noncontrolling interests of $0.4 million, primarily related to sale of certain operating properties, certain properties maintained in the Company’s TRS for which the hold period was re-evaluated in connection with the Merger (see Footnote 21 of the Notes to Consolidated Financial Statements for additional disclosure) and adjustments to property carrying values in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties.

(3)	During 2015, the Company recognized aggregate impairment charges of $30.3 million, before an income tax benefit of $5.4 million and noncontrolling interests of $5.6 million.
(4)

Impairment charges were primarily based upon a review of residual values, sales prices and debt maturity status and the likelihood of foreclosure of certain underlying properties within the Company’s preferred equity investments during 2015. The Company believed it would not recover its investment in certain preferred equity investments and as such recorded full impairments on these investments.

(5)

During 2015, the Company reviewed the underlying cause of the decline in value of certain cost method investments, as well as the severity and the duration of the decline and determined that the decline was other-than-temporary. Impairment charges were recognized based upon the calculation of the investments’ estimated fair value.

In addition to the impairment charges above, the Company recognized pretax impairment charges during 2017, 2016 and 2015 of $4.8 million, $15.0 million, and $22.2 million, respectively, relating to certain properties held by various unconsolidated joint ventures in which the Company holds noncontrolling interests. These impairment charges are included in Equity in income of joint ventures, net in the Company’s Consolidated Statements of Income (see Footnote 7 of the Notes to Consolidated Financial Statements).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company will continue to assess the value of its assets on an on-going basis. Based on these assessments, the Company may determine that one or more of its assets may be impaired and would therefore write-down its carrying basis accordingly.

7.	Investment in and Advances to Real Estate Joint Ventures:

The Company and its subsidiaries have investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at December 31, 2017 and 2016 (in millions, except number of properties):

	December 31, 2017			December 31, 2016
Venture	Ownership Interest	Number of Properties	The Company's Investment	Ownership Interest	Number of Properties	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	46	$179.5	15.0%	48	$182.5
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	42	154.1	48.6%	45	145.2
Canada Pension Plan Investment Board (“CPP”) (2) (3)	55.0%	4	105.0	55.0%	5	111.8
Other Joint Venture Programs	Various	26	45.3	Various	37	64.7
Total*		118	$483.9		135	$504.2

*	Representing 23.5 million and 26.2 million square feet of GLA as of December 31, 2017 and 2016, respectively.

(1)

Represents four separate joint ventures, with four separate accounts managed by Prudential Global Investment Management, three of these ventures are collectively referred to as KimPru and the remaining venture is referred to as KimPru II.

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

The table below presents the Company’s share of net income for these investments which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2017	2016	2015
KimPru and KimPru II	$13.0	$16.4	$7.1
KIR	36.7	44.0	41.0
CPP	7.2	7.7	9.6
Other Joint Venture Programs (1) (2)	3.9	150.6	422.7
Total	$60.8	$218.7	$480.4

(1)

During the year ended December 31, 2017, the Company recognized a cumulative foreign currency translation loss of $4.8 million due to the substantial liquidation of the Company’s investments in Canada during 2017.

(2)	During the year ended December 31, 2017, a joint venture recognized an impairment charge related to the pending sale of a property, of which the Company’s share was $3.4 million.

During the year ended December 31, 2017, the Company’s real estate joint ventures disposed of or transferred interest to joint venture partners in 13 operating properties and a portion of one property, in separate transactions, for an aggregate sales price of $180.8 million. These transactions resulted in an aggregate net gain to the Company of $7.5 million, before income taxes. In addition, during 2017, the Company acquired a controlling interest in three operating properties from certain joint ventures, in separate transactions, with an aggregate gross fair value of $320.1 million. See Footnote 3 of the Notes to Consolidated Financial Statements for the operating properties acquired by the Company.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the year ended December 31, 2016, the Company’s real estate joint ventures disposed of or transferred interest to joint venture partners in 45 operating properties and one land parcel, in separate transactions, for an aggregate sales price of $1.1 billion. These transactions resulted in an aggregate net gain to the Company of $151.2 million, before income taxes. In addition, during 2016, the Company acquired a controlling interest in nine operating properties and one development project from certain joint ventures, in separate transactions, with an aggregate gross fair value of $590.1 million. See Footnotes 3 and 4 of the Notes to Consolidated Financial Statements for the operating properties and development projects acquired by the Company.

During the year ended December 31, 2015, the Company’s real estate joint ventures disposed of or transferred interest to joint venture partners in 98 operating properties and 11 land parcels, in separate transactions, for an aggregate sales price of $1.8 billion. These transactions resulted in an aggregate net gain to the Company of $380.6 million, before income taxes. In addition, during 2015, the Company acquired a controlling interest in 43 operating properties from certain joint ventures, in separate transactions with an aggregate gross fair value of $1.6 billion.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2017 and 2016 (dollars in millions):

	December 31, 2017			December 31, 2016
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$625.7	3.59%	59.8	$647.4	3.07%	67.5
KIR	702.0	4.60%	47.5	746.5	4.64%	54.9
CPP	84.9	2.91%	4.0	84.8	2.17%	16.0
Other Joint Venture Programs	287.6	4.41%	27.2	584.3	5.40%	23.4
Total	$1,700.2			$2,063.0

* Average remaining term includes extensions

Summarized financial information for the Company’s investment and advances in real estate joint ventures is as follows (in millions):

	December 31,
	2017	2016
Assets:
Real estate, net	$3,402.1	$3,741.9
Other assets	208.9	224.6
	$3,611.0	$3,966.5
Liabilities and Partners’/Members’ Capital:
Notes payable, net	$233.1	$214.5
Mortgages payable, net	1,467.1	1,848.5
Other liabilities	52.5	82.3
Noncontrolling interests	15.5	15.9
Partners’/Members’ capital	1,842.8	1,805.3
	$3,611.0	$3,966.5

	Year Ended December 31,
	2017	2016	2015
Revenues from rental properties	$516.0	$597.5	$842.5
Operating expenses	(150.7)	(178.1)	(265.9)
Impairment charges	(12.9)	(38.6)	(63.4)
Depreciation and amortization	(116.1)	(138.1)	(191.9)
Interest expense	(81.9)	(117.3)	(202.8)
Other (expense)/income, net	(3.0)	20.1	4.4
Income from continuing operations	151.4	145.5	122.9
Gain on sale of operating properties, net	26.0	296.2	1,166.7
Net income	$177.4	$441.7	$1,289.6

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling $2.1 million and $11.0 million at December 31, 2017 and 2016, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. Generally, such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE. As of December 31, 2017 and 2016, the Company’s carrying value in these investments was $483.9 million and $504.2 million, respectively.

8.	Other Real Estate Investments and Other Assets:

Other Real Estate Investments

Preferred Equity Capital-

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of December 31, 2017, the Company’s net investment under the Preferred Equity program was $201.9 million relating to 357 properties, including 344 net leased properties which are accounted for as direct financing leases. For the year ended December 31, 2017, the Company earned $32.2 million from its preferred equity investments, including $14.8 million of cumulative foreign currency translation gain recognized as a result of the substantial liquidation of the Company’s investments in Canada during 2017. As of December 31, 2016, the Company’s net investment under the Preferred Equity program was $193.7 million relating to 365 properties, including 346 net leased properties which are accounted for as direct financing leases. For the year ended December 31, 2016, the Company earned $27.5 million from its preferred equity investments, including $10.5 million in profit participation earned from five capital transactions.

As of December 31, 2017, these preferred equity investment properties had non-recourse mortgage loans aggregating $361.0 million. These loans have scheduled maturities ranging from eight months to seven years and bear interest at rates ranging from 4.19% to 10.47%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2017	2016
Assets:
Real estate, net	$142.3	$187.0
Other assets	581.2	587.1
	$723.5	$774.1
Liabilities and Partners’/Members’ Capital:
Mortgages payable, net	$381.9	$454.7
Other liabilities	6.0	8.3
Partners’/Members’ capital	335.6	311.1
	$723.5	$774.1

	Year Ended December 31,
	2017	2016	2015
Revenues from rental properties	$75.4	$102.6	$122.1
Operating expenses	(14.7)	(27.4)	(35.6)
Depreciation and amortization	(4.6)	(6.7)	(11.4)
Interest expense	(20.4)	(26.7)	(35.7)
Other expense, net	(5.9)	(11.5)	(9.2)
Income from continuing operations	29.8	30.3	30.2
Gain on sale of properties, net	4.3	5.3	6.0
Net income	$34.1	$35.6	$36.2

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other Assets

Kimsouth (Albertsons) –

Kimsouth Realty Inc. (“Kimsouth”) is a wholly-owned subsidiary of the Company. KRS AB Acquisition, LLC (the “ABS Venture”) was a subsidiary of Kimsouth that had a combined 14.35% noncontrolling interest (of which the Company held 9.8% and the two other noncontrolling members in the partnership, including Colony NorthStar, Inc. (“Colony NorthStar”) held a 4.3% ownership interest), in AB Acquisition, LLC (“AB Acquisition”). AB Acquisition was a joint venture which owned grocery operators Albertsons LLC (“Albertsons”), NAI Group Holdings Inc. (“NAI”) and Safeway Inc. (“Safeway”).  The Company held a controlling interest in the ABS Venture and consolidated this entity. Richard B. Saltzman, a member of the Board of Directors of the Company, is the chief executive officer and president of Colony NorthStar. As of December 31, 2016, the ABS Venture was reflected on the Company’s Consolidated Balance Sheets as a gross investment of $205.1 million which was included in Other assets and $64.9 million which was included in noncontrolling interest.

During June 2017, the Company and ABS Venture received an aggregate cash distribution of $34.6 million from Albertsons, of which the Company’s combined share was $23.7 million with the remaining $10.9 million distributed to the two noncontrolling interest members in the ABS Venture. This distribution exceeded the Company’s carrying basis in its Albertson’s investment and as such was recognized as income and is included in Equity in income from other real estate investments, net on the Company’s Consolidated Statements of Income.

During December 2017, Albertsons, NAI and Safeway were merged into a single corporate entity Albertsons Companies, Inc. (“ACI”).  In addition, the Company liquidated the ABS Venture, its consolidated partnership with Colony NorthStar and its other noncontrolling member, which held investments in Albertsons, NAI and Safeway.  As a result of these transactions, the Company now owns 9.74% of the common stock of ACI through two newly formed wholly-owned partnerships and accounts for this investment on the cost method.  The liquidation of the ABS Venture resulted in the elimination of the previous noncontrolling member’s, including Colony NorthStar’s noncontrolling interest of $64.9 million, and a corresponding reduction in other assets to reflect the Company’s net investment in ACI of $140.2 million.  The Company’s net investment in ACI is included in Other assets on the Company’s Consolidated Balance Sheets. The previous two noncontrolling members now own their respective interests in ACI directly and are no longer in a joint venture partnership with the Company.

On February 20, 2018, ACI announced the execution of a definitive merger agreement under which ACI will acquire all the outstanding shares of Rite Aid Corp. (NYSE: RAD). This agreement is subject to customary closing conditions.

9.	Variable Interest Entities (“VIE”):

Included within the Company’s consolidated operating properties at December 31, 2017, are 24 consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At December 31, 2017, total assets of these VIEs were $1.2 billion and total liabilities were $383.5 million.

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

Additionally, included within the Company’s real estate development projects at December 31, 2017, are three consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to develop real estate properties to hold as long-term investments. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily because the equity investments at risk are not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At December 31, 2017, total assets of these real estate development VIEs were $307.9 million and total liabilities were $34.2 million.

Substantially all the projected remaining development costs to be funded for these real estate development projects, aggregating $147.7 million, will be funded with capital contributions from the Company, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

All liabilities of these VIEs are non-recourse to the Company (“VIE Liabilities”). Of the 27 total VIEs, 22 are unencumbered and the assets of these VIEs are not restricted for use to settle only the obligations of these VIEs. The remaining five VIEs are encumbered by third party non-recourse mortgage debt. The assets associated with these encumbered VIEs (“Restricted Assets”) are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The classification of the Restricted Assets and VIE Liabilities on the Company’s Consolidated Balance Sheets are as follows (in millions):

	December 31, 2017	December 31, 2016

Restricted Assets:
Real estate, net	$627.5	$326.9
Cash and cash equivalents	9.8	3.8
Accounts and notes receivable, net	3.2	1.6
Other assets	4.5	1.4
Total Restricted Assets	$645.0	$333.7

VIE Liabilities:
Mortgages payable, net	$340.9	$138.6
Other liabilities	76.8	37.6
Total VIE Liabilities	$417.7	$176.2

10.	Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2017, see Financial Statement Schedule IV included in this annual report on Form 10-K.

The following table reconciles mortgage loans and other financing receivables from January 1, 2015 to December 31, 2017 (in thousands):

	2017	2016	2015
Balance at January 1,	$23,197	$23,824	$74,013
Additions:
New mortgage loans	-	-	5,730
Foreign currency translation	385	397	-
Amortization of loan discounts	112	112	112
Deductions:
Loan repayments	-	-	(53,646)
Charge off/foreign currency translation	(449)	(213)	(884)
Collections of principal	(1,405)	(921)	(1,499)
Amortization of loan costs	(2)	(2)	(2)
Balance at December 31,	$21,838	$23,197	$23,824

The Company reviews payment status to identify performing versus non-performing loans. As of December 31, 2017, the Company had a total of 11 loans, all of which were identified as performing loans.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11.	Marketable Securities:

The amortized cost and gross unrealized gains/(losses) of securities available-for-sale and held-to-maturity at December 31, 2017 and 2016, are as follows (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Total
Available-for-sale:
Equity securities	$13,072	$(1,136)	$11,936
Held-to-maturity:
Debt securities	1,329	-	1,329
Total marketable securities	$14,401	$(1,136)	$13,265

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Total
Available-for-sale:
Equity securities	$6,096	$406	$6,502
Held-to-maturity:
Debt securities	1,599	-	1,599
Total marketable securities	$7,695	$406	$8,101

During 2017, the Company acquired available-for-sale marketable equity securities for an aggregate purchase price of $9.8 million.

During 2015, the Company received $76.2 million in proceeds from the sale or redemption of certain marketable securities and recognized $39.9 million of realizable gains.

As of December 31, 2017, the contractual maturities of debt securities classified as held-to-maturity are within the next five years. Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

12.	Notes Payable:

As of December 31, 2017 and 2016 the Company’s Notes payable, net consisted of the following (dollars in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,						Maturity Date at
	2017	2016	2017			2016			December 31, 2017
Senior Unsecured Notes	$4,650.0	$3,400.0	2.70%	-	6.88%	2.70%	-	6.88%	Oct-2019	–	Sep-2047
Credit Facility	8.0	25.0		(a)			(a)			Mar-2021
Medium Term Notes (“MTN”)	-	300.0		-			4.30%			n/a
Term Loan	-	250.0		-			(b)			n/a
Deferred financing costs, net	(61.9)	(47.7)		n/a			n/a			n/a
	$4,596.1	$3,927.3		3.70%*			3.58%*

* Weighted-average interest rate

(a)

During February 2017, the Company repaid the outstanding balance on the Company’s $1.75 billion credit facility and terminated the agreement. Interest rate was equal to LIBOR plus 0.925% (1.67% at December 31, 2016). The Company then closed on a $2.25 billion unsecured revolving credit facility which is scheduled to mature in March 2021, with two additional six-month options to extend the maturity date, and accrues interest at a rate of LIBOR plus 0.875% (2.28% at December 31, 2017).

(b)	During January 2017, the Company repaid the remaining $250.0 million balance and terminated the agreement. Interest rate was equal to LIBOR plus 0.95% (1.60% at December 31, 2016).

During the years ended December 31, 2017 and 2016, the Company issued the following Senior Unsecured Notes (dollars in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Aug-17	Feb-25	$500.0	3.30%
Aug-17	Sep-47	$350.0	4.45%
Mar-17	Apr-27	$400.0	3.80%
Nov-16	Mar-24	$400.0	2.70%
Nov-16	Dec-46	$350.0	4.125%
Aug-16	Oct-26	$500.0	2.80%
May-16	Apr-45	$150.0	4.25%

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the years ended December 31, 2017 and 2016, the Company repaid the following notes (dollars in millions):

Type	Date Paid	Amount Repaid (USD)	Interest Rate	Maturity Date
MTN (1)	Aug-17 & Nov-17	$300.0	4.300%	Feb-18
Term Loan	Jan-17	$250.0	LIBOR + 0.95%	Jan-17
Canadian Notes Payable (2)	Aug-16	$270.9	(2)	(2)
Senior Unsecured Note (3)	Aug-16	$290.9	5.700%	May-17
MTN	Mar-16	$300.0	5.783%	Mar-16

(1)

On August 1, 2017, the Company made a tender offer to purchase any and all of these MTN notes outstanding. As a result, the Company accepted the tender of $211.0 million of its $300.0 million outstanding MTN notes on August 10, 2017. In connection with this tender offer, the Company recorded a tender premium of $1.8 million resulting from the partial repayment of the MTN notes. In addition, in November 2017, the Company redeemed the remaining $89.0 million outstanding MTN notes.

(2)

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

(3)	The Company recorded an early extinguishment of debt charge of $10.2 million resulting from the early repayment of this note.

The scheduled maturities of all unsecured notes payable excluding unamortized debt issuance costs of $61.9 million, as of December 31, 2017, were as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Principal payments	$-	$300.0	$-	$508.0	$500.0	$3,350.0	$4,658.0

The Company’s supplemental indentures governing its Senior Unsecured Notes contain covenants whereby the Company is subject to maintaining (a) certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, (b) certain debt service ratios and (c) certain asset to debt ratios. In addition, the Company is restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations. The Company was in compliance with all of the covenants as of December 31, 2017.

Interest on the Company’s fixed-rate Senior Unsecured Notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

Credit Facility

In February 2017, the Company closed on a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (2.28% as of December 31, 2017), can be increased to $2.75 billion through an accordion feature. The Credit Facility replaced the Company’s $1.75 billion unsecured revolving credit facility that was scheduled to mature in March 2018. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of December 31, 2017, the Credit Facility had a balance of CAD 10.0 million (USD $8.0 million) outstanding and $0.5 million appropriated for letters of credit.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Term Loan

The Company had a $650.0 million unsecured term loan (“Term Loan”) which was scheduled to mature in January 2017, with three one-year extension options at the Company’s discretion. The Term Loan accrued interest at LIBOR plus 95 basis points. During November 2016, the Company repaid $400.0 million of borrowings under the Company’s Term Loan and in January 2017, the Company repaid the remaining $250.0 million balance and terminated the agreement.

13.	Mortgages Payable:

Mortgages payable, collateralized by certain shopping center properties (see Financial Statement Schedule III included in this annual report on Form 10-K) and related tenants' leases, are generally due in monthly installments of principal and/or interest. As of December 31, 2017 and 2016, the Company’s Mortgages payable, net consisted of the following (in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,						Maturity Date at
	2017	2016	2017			2016			December 31, 2017
Mortgages payable	$867.1	$1,114.4	2.60%	-	9.75%	1.91%	-	9.41%	Jan-2018	–	Aug-2031
Fair value debt adjustments, net	19.3	27.7		n/a			n/a			n/a
Deferred financing costs, net	(3.6)	(3.0)		n/a			n/a			n/a
	$882.8	$1,139.1		4.57%*			4.94%*

* Weighted-average interest rate

During 2017, the Company (i) assumed/consolidated $257.5 million of individual non-recourse mortgage debt (including a fair market value adjustment of $8.5 million) related to two operating properties, (ii) paid off $692.9 million of mortgage debt (including fair market value adjustments of $5.8 million) that encumbered 27 operating properties and (iii) obtained a $206.0 million non-recourse mortgage relating to one operating property.

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

Additionally, during 2016, the Company disposed of an encumbered property through foreclosure. This transaction resulted in a net decrease in mortgage debt of $25.6 million (including fair market value adjustment of $0.4 million) and a gain on forgiveness of debt of $3.1 million, which is included in Other (expense)/income, net in the Company’s Consolidated Statements of Income.

The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments and unamortized debt issuance costs, as of December 31, 2017, were as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Principal payments	$98.4	$115.7	$136.4	$145.4	$140.6	$230.6	$867.1

14.	Noncontrolling Interests:

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a VIE in accordance with the provisions of the FASB’s Consolidation guidance.  The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Consolidated Statements of Income.  During the year ended December 31, 2017, there were various acquisitions and dispositions/liquidations of entities that had an impact on noncontrolling interest. See Footnotes 3, 4, and 8 of the Notes to Consolidated Financial Statements for additional information regarding specific transactions.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Balance at January 1,	$86,953	$86,709
Issuance of redeemable partnership interests (1)	10,000	-
Income (2)	1,297	4,349
Redemption/conversion of redeemable units (3)	(79,569)	-
Distributions	(2,538)	(4,105)
Balance at December 31,	$16,143	$86,953

(1)

During 2017, KIM Lincoln, a wholly owned subsidiary of the Company, and Lincoln Member entered into a joint venture agreement wherein KIM Lincoln has a 90% controlling interest and Lincoln Member has a 10% noncontrolling interest (See Footnote 4 of the Notes to Consolidated Financial Statements).

(2)	Includes $1.0 million in fair market value remeasurement for the year ended December 31, 2017.
(3)

During 2017, the Company redeemed the remaining 79,642,697 Preferred A Units for a total redemption price of $79.9 million, including an accrued preferred return of $0.4 million. These units, which had a par value of $1.00 and return per annum of 5.0%, were issued along with Puerto Rico shopping center acquisitions discussed below.

The Company owns seven shopping center properties located throughout Puerto Rico. These properties were acquired partially through the issuance of $158.6 million of non-convertible units and $45.8 million of convertible units. Noncontrolling interests related to these acquisitions totaled $233.0 million of units, including premiums of $13.5 million and a fair market value adjustment of $15.1 million (collectively, the "Units"). Noncontrolling interests relating to the remaining units were $5.2 million and $86.2 million as of December 31, 2017 and 2016, respectively. The Units, related annual cash distribution rates and related conversion features consisted of the following as of December 31, 2017:

Type	Par Value Per Unit	Number of Units Remaining	Return Per Annum
Class B-1 Preferred Units (1)	$10,000	189	7.0%
Class B-2 Preferred Units (2)	$10,000	42	7.0%
Class C DownReit Units (1)	$30.52	52,797	Equal to the Company’s common stock dividend

(1)

These units are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock, based upon the conversion calculation as defined in the agreement. These units are included in Noncontrolling interests on the Company’s Consolidated Balance Sheets.

(2)	These units are redeemable for cash by the holder or callable by the Company and are included in Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets.

The Company owns a shopping center located in Bay Shore, NY, which was acquired in 2006 with the issuance of 647,758 redeemable Class B Units at a par value of $37.24 per unit. The units accrue a return equal to the Company’s common stock dividend and are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock at a ratio of 1:1. These units are callable by the Company any time after April 3, 2026, and are included in Noncontrolling interests on the Company’s Consolidated Balance Sheets. During 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed and at the Company’s option settled in cash. In addition, during 2017, 25,000 units, or $0.9 million par value, of the Class B Units were redeemed and at the Company’s option settled in cash. As of December 31, 2017 and 2016, noncontrolling interest relating to the remaining Class B Units was $25.4 million and $26.5 million, respectively.

Noncontrolling interests also includes 138,015 convertible units issued during 2006 by the Company, which were valued at $5.3 million, including a fair market value adjustment of $0.3 million, related to an interest acquired in an office building located in Albany, NY. These units are currently redeemable at the option of the holder for cash or at the option of the Company for the Company’s common stock at a ratio of 1:1. The holder is entitled to a distribution equal to the dividend rate of the Company’s common stock. The Company was restricted from disposing of these assets, other than through a tax-free transaction, through January 2017.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,
	2017		2016
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes payable (1)	$4,596,140	$4,601,479	$3,927,251	$3,890,797
Mortgages payable (2)	$882,787	$881,427	$1,139,117	$1,141,047

(1)

The Company determined that the valuation of its Senior Unsecured Notes and MTN notes were classified within Level 2 of the fair value hierarchy and its Term Loan and Credit Facility were classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2 as of December 31, 2017 and 2016, were $4.6 billion and $3.6 billion, respectively. The estimated fair value amounts classified as Level 3 as of December 31, 2017 and 2016, were $1.9 million and $272.5 million, respectively.

(2)	The Company determined that its valuation of these Mortgages payable was classified within Level 3 of the fair value hierarchy.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at December 31, 2017	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$11,936	$11,936	$-	$-
Liabilities:
Interest rate swaps	$344	$-	$344	$-

	Balance at December 31, 2016	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$6,502	$6,502	$-	$-
Liabilities:
Interest rate swaps	$975	$-	$975	$-

Assets measured at fair value on a non-recurring basis at December 31, 2017 and 2016 are as follows (in thousands):

	Balance at December 31, 2017	Level 1	Level 2	Level 3

Real estate	$108,313	$-	$-	$108,313

	Balance at December 31, 2016	Level 1	Level 2	Level 3

Real estate	$117,930	$-	$-	$117,930

During the year ended December 31, 2017, the Company recognized impairment charges related to adjustments to property carrying values of $67.3 million. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers. For the discounted cash flow models, the capitalization rates primarily range from 8.50% to 9.50% and discount rates primarily range from 9.00% to 10.50% which were utilized in the models based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

During the year ended December 31, 2016, the Company recognized impairment charges related to adjustments to property carrying values of $93.3 million. The Company’s estimated fair values were primarily based upon estimated sales prices from third party offers that were based on signed contracts, appraisals or letters of intent for which the Company does not have access to the unobservable inputs used to determine these estimated fair values. For the appraisals, the capitalization rates primarily range from 7.75% to 9.00% and discount rates primarily range from 9.25% to 12.17% which were utilized in the models based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

The property carrying value impairment charges resulted from the Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

16.	Preferred Stock, Common Stock and Convertible Unit Transactions:

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share information and par values):

As of December 31, 2017
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class I	18,400	7,000	$175,000	6.000%	$1.50000	$1.00	3/20/2017
Class J	9,000	9,000	225,000	5.500%	$1.37500	$1.00	7/25/2017
Class K	8,050	7,000	175,000	5.625%	$1.40625	$1.00	12/7/2017
Class L	10,350	9,000	225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	9,200	230,000	5.250%	$1.31250	$1.00	12/20/2022
		41,200	$1,030,000

As of December 31, 2016
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class I	18,400	16,000	$400,000	6.000%	$1.50000	$1.00	3/20/2017
Class J	9,000	9,000	225,000	5.500%	$1.37500	$1.00	7/25/2017
Class K	8,050	7,000	175,000	5.625%	$1.40625	$1.00	12/7/2017
		32,000	$800,000

The following Preferred Stock classes were issued during the year ended December 31, 2017:

Class of Preferred Stock	Date Issued	Depositary Shares Issued	Fractional Interest per Share	Net Proceeds, Before Expenses (in millions)	Offering Price
Class L	8/16/2017	9,000,000	1/1000	$218.1	25.00
Class M	12/20/2017	9,200,000	1/1000	$222.8	25.00

During January 2018, the underwriting financial institutions for the Class M issuance elected to exercise the over-allotment option and as a result, the Company issued an additional 1,380,000 Class M Depositary Shares, each representing a one-thousandth fractional interest in a share of the Company's 5.250% Class M Cumulative Redeemable Preferred Stock, $1.00 par value per share. The Company received net proceeds before expenses of $33.4 million from this offering.

The following Preferred Stock classes were redeemed or partially redeemed during the years ended December 31, 2017, 2016 and 2015:

Classes of Preferred Stock	Redemption Date	Depositary Shares Redeemed	Redemption Price	Redemption Amount (in millions)	Redemption Charges (in millions) (1)
Class I (2)	9/6/2017	9,000,000	$25.00	$225.0	$7.0
Class H	11/25/2015	7,000,000	$25.00	$175.0	$5.8

(1)

Redemption charges resulting from the difference between the redemption amount and the carrying amount of the respective preferred stock class on the Company’s Consolidated Balance Sheets are accounted for in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity. These charges were subtracted from net income/(loss) attributable to the Company to arrive at net income/(loss) available to the Company’s common shareholders and used in the calculation of earnings per share.

(2)	The Company partially redeemed 9,000,000 depositary shares of its issued and outstanding Class I Preferred Stock, representing 56.25% of the issued and outstanding Class I Preferred Stock.

The Company’s Preferred Stock Depositary Shares for all classes are not convertible or exchangeable for any other property or securities of the Company.

Voting Rights - The Class I, J, K, L and M Preferred Stock rank pari passu as to voting rights, priority for receiving dividends and liquidation preference as set forth below.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As to any matter on which the Class I, J, K, L or M Preferred Stock may vote, including any actions by written consent, each share of the Class I, J, K, L or M Preferred Stock shall be entitled to 1,000 votes, each of which 1,000 votes may be directed separately by the holder thereof. With respect to each share of Class I, J, K, L or M Preferred Stock, the holder thereof may designate up to 1,000 proxies, with each such proxy having the right to vote a whole number of votes (totaling 1,000 votes per share of Class I, J, K, L, or M Preferred Stock). As a result, each Class I, J, K, L or M Depositary Share is entitled to one vote.

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the affairs of the Company, preferred stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $25,000.00 Class I Preferred Stock per share, $25,000.00 Class J Preferred Stock per share, $25,000.00 Class K Preferred Stock per share, $25,000.00 Class L Preferred Stock per share and $25,000.00 Class M Preferred Stock per share ($25.00 per each Class I, Class J, Class K, Class L and Class M Depositary Share), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other capital stock that ranks junior to the preferred stock as to liquidation rights.

Common Stock

During February 2018, the Company’s Board of Directors authorized a share repurchase program, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million.

During February 2015, the Company established an at the market continuous offering program (the “ATM program”), which is effective for a term of three years, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange (the “NYSE”) or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. During the year ended December 31, 2016, the Company issued 9,806,377 shares and received proceeds of $285.2 million, net of commissions and fees of $2.9 million. The Company did not offer for sale any shares of common stock under the ATM program during the year ended December 31, 2017. As of December 31, 2017, the Company had $211.9 million available under this ATM program.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares relating to the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During 2017, 2016 and 2015, the Company repurchased 232,304 shares, 257,477 shares and 179,696 shares, respectively, relating to common shares surrendered to the Company to satisfy statutory minimum tax withholding obligations relating to the vesting of restricted stock awards under the Company’s equity-based compensation plans.

Convertible Units

The Company has various types of convertible units that were issued in connection with the purchase of operating properties (see Footnote 14 of the Notes to Consolidated Financial Statements). The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2017, is $18.3 million. The Company has the option to settle such redemption in cash or shares of the Company’s common stock. If the Company exercised its right to settle in common stock, the unit holders would receive 1.0 million shares of common stock.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

17.	Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Acquisition of real estate interests by assumption of mortgage debt	$45,299	$33,174	$84,699
Acquisition of real estate interests through proceeds held in escrow	$162,396	$66,044	$89,504
Proceeds deposited in escrow through sale of real estate interests	$162,396	$66,044	$71,623
Disposition of real estate interests by assignment of debt	$-	$-	$47,742
Disposition of real estate interests through the issuance of mortgage receivable	$-	$-	$5,730
Disposition of real estate interests by foreclosure of debt	$-	$22,080	$-
Forgiveness of debt due to foreclosure	$-	$26,000	$-
Capital expenditures accrual	$74,123	$38,044	$22,967
Issuance of common stock	$-	$85	$493
Surrender of restricted common stock	$(5,699)	$(7,008)	$(5,682)
Declaration of dividends paid in succeeding period	$128,892	$124,517	$115,182
Change in noncontrolling interest due to liquidation of partnership	$64,948	$-	$-
Deemed contribution from noncontrolling interest	$10,000	$-	$-
Consolidation of Joint Ventures:
Increase in real estate and other assets	$325,981	$407,813	$1,039,335
Increase in mortgages payable, other liabilities and noncontrolling interests	$258,626	$268,194	$750,135

18.	Transactions with Related Parties:

The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. Substantially all of the Management and other fee income on the Company’s Consolidated Statements of Income constitute fees earned from affiliated entities. Reference is made to Footnotes 3, 7 and 8 of the Notes to Consolidated Financial Statements for additional information regarding transactions with related parties.

Ripco

Ripco Real Estate Corp. (“Ripco”) business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohl’s and many others, providing real estate brokerage services and principal real estate investing. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Milton Cooper, Executive Chairman of the Board of Directors of the Company. During 2017, 2016 and 2015, the Company paid brokerage commissions of $0.4 million, $0.2 million and $0.6 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company.

ProHEALTH

ProHEALTH is a multi-specialty physician group practice offering one-stop health care. ProHEALTH’s CEO, Dr. David Cooper, M.D. is a son of Milton Cooper, Executive Chairman of the Board of Directors of the Company, and the father of Ross Cooper, President and Chief Investment Officer of the Company.  ProHEALTH and/or its affiliates (“ProHEALTH”) have leasing arrangements with the Company whereby two consolidated property locations are currently under lease. Total annual base rent for these properties leased to ProHEALTH for each of the years ended December 31, 2017, 2016 and 2015 aggregated to $0.4 million.

Colony NorthStar

During January 2015, Colony Capital, Inc. (predecessor to Colony NorthStar) and affiliates contributed $100.0 million, to the ABS Venture, which was subsequently contributed to AB Acquisition to facilitate the acquisition of all of the outstanding shares of Safeway. The ABS Venture held a combined 14.35% interest in AB Acquisition, of which the Company held a combined 9.8% ownership interest, Colony NorthStar held a 4.3% ownership interest and an unrelated third party held a 0.25% ownership interest. Richard B. Saltzman, a member of the Board of Directors of the Company, is the chief executive officer and president of Colony NorthStar.

During December 2017, the AB Acquisition structure was reorganized such that all interests in Albertsons, NAI and Safeway are owned by a single new corporation, ACI. In connection with this transaction, the ABS Venture was dissolved and the equity interests were distributed to the owning entities. As such, the Company now owns 9.74% of the common stock of ACI through two newly formed, wholly-owned partnerships. The Company’s previous two noncontrolling members, including Colony NorthStar, now own their respective interests directly and are no longer in a joint venture with the Company (see Footnote 8 of the Notes to Consolidated Financial Statements).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

19.	Commitments and Contingencies:

Operations

The Company and its subsidiaries are primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2109. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels and percentage rents comprised 98% of total revenues from rental properties for each of the three years ended December 31, 2017, 2016 and 2015.

The minimum revenues from rental properties under the terms of all non-cancelable tenant leases for future years, assuming no new or renegotiated leases are executed for such premises, are as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter
Minimum revenues	$875.5	$820.3	$735.4	$643.6	$536.3	$2,683.2

Base rental revenues from rental properties are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis before allowances for the years ended December 31, 2017, 2016 and 2015 was $15.7 million, $16.5 million and $14.8 million, respectively.

Minimum rental payments to be made by the Company under the terms of all non-cancelable operating ground leases for future years are as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter
Minimum rental payments	$9.1	$9.1	$8.6	$8.6	$8.5	$138.5

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees for loans encumbering certain of the Company’s development and redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2017, these letters of credit aggregated $40.4 million.

Other

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2017, there were $20.0 million in performance and surety bonds outstanding.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company as of December 31, 2017.

20.	Incentive Plans:

The Company accounts for equity awards in accordance with FASB’s Compensation – Stock Compensation guidance which requires that all share based payments to employees, including grants of employee stock options, restricted stock and performance shares, be recognized in the Statement of Income over the service period based on their fair values. Fair value is determined, depending on the type of award, using either the Monte Carlo method for performance shares or the Black-Scholes option pricing formula, both of which are intended to estimate the fair value of the awards at the grant date. Fair value of restricted shares is calculated based on the price on the date of grant.

The Company recognized expense associated with its equity awards of $21.6 million, $19.1 million and $18.5 million, for the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017, the Company had $27.5 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 2.7 years. The Company had 10,410,343, 10,015,040 and 9,095,416 shares of the Company’s common stock available for issuance under the Plans at December 31, 2017, 2016 and 2015, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Stock Options

During 2017, 2016 and 2015, the Company did not grant any stock options. Information with respect to stock options outstanding under the Plan for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2015	11,893,761	$30.23	$29.8
Exercised	(1,019,240)	$18.36	$7.4
Forfeited	(1,862,080)	$32.55
Options outstanding, December 31, 2015	9,012,441	$31.09	$27.4
Exercised	(1,167,819)	$18.03	$12.4
Forfeited	(1,830,893)	$39.69
Options outstanding, December 31, 2016	6,013,729	$32.09	$12.1
Exercised	(83,863)	$18.20	$3.4
Forfeited	(2,464,920)	$35.91
Options outstanding, December 31, 2017	3,464,946	$27.81	$-
Options exercisable (fully vested) -
December 31, 2015	7,617,882	$32.90	$20.0
December 31, 2016	5,144,416	$32.56	$11.3
December 31, 2017	3,464,946	$27.81	$4.0

The exercise price per share for options outstanding as of December 31, 2017 ranges from $11.54 to $40.79. The Company estimates forfeitures based on historical data. The weighted-average remaining contractual life for options outstanding as of December 31, 2017 was 2.3 years. The weighted-average remaining contractual term of options currently exercisable as of December 31, 2017, was 2.3 years. As of December 31, 2017, all of the Company’s outstanding options were vested. Cash received from options exercised under the Plan was $1.5 million, $21.1 million and $18.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock

Information with respect to restricted stock under the Plan for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Restricted stock outstanding as of January 1,	1,930,732	1,712,534	1,911,145
Granted (1)	646,142	756,530	729,160
Vested	(783,872)	(520,539)	(875,202)
Forfeited	(15,573)	(17,793)	(52,569)
Restricted stock outstanding as of December 31,	1,777,429	1,930,732	1,712,534

(1)   The weighted-average grant date fair value for restricted stock issued during the years ended December 31, 2017, 2016 and 2015 were $25.04, $26.15 and $25.98, respectively.

Restricted shares have the same voting rights as the Company’s common stock and are entitled to a cash dividend per share equal to the Company’s common dividend which is taxable as ordinary income to the holder. For the years ended December 31, 2017, 2016 and 2015, the dividends paid on unvested restricted shares were $2.4 million, $2.2 million, and $1.8 million, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Performance Shares

Information with respect to performance share awards under the Plan for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Performance share award outstanding as of January 1,	197,249	202,754	114,268
Granted (1)	135,780	100,170	145,620
Vested (2)	(97,079)	(105,675)	(57,134)
Performance share award outstanding as of December 31,	235,950	197,249	202,754

(1)   The weighted-average grant date fair value for performance shares issued during the years ended December 31, 2017, 2016 and 2015 were $23.35, $28.60 and $27.87, respectively.

(2)   For the years ended December 31, 2017, 2016 and 2015, the corresponding common stock equivalent of these vested awards were 0, 130,080 and 91,862, respectively.

The more significant assumptions underlying the determination of fair values for these awards granted during 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Stock price	$24.91	$26.29	$26.83
Dividend yield (1)	0%	0%	0%
Risk-free rate	1.45%	0.87%	0.98%
Volatility (2)	18.93%	18.80%	16.81%
Term of the award (years)	2.88	2.88	1.88, 2.88

(1)	Total Shareholder Returns, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)	Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

Other

The Company maintains a 401(k)-retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation, is fully vested and funded as of December 31, 2017. The Company’s contributions to the plan were $2.1 million, $2.0 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company recognized severance costs associated with employee terminations during the years ended December 31, 2017, 2016 and 2015, of $5.5 million, $1.7 million and $4.8 million, respectively.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Reconciliation between GAAP Net Income and Federal Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
	(Estimated)	(Actual)	(Actual)
GAAP net income attributable to the Company	$426,075	$378,850	$894,115
GAAP net (income)/loss attributable to TRSs	(12,164)	12,708	(6,073)
GAAP net income from REIT operations (a)	413,911	391,558	888,042
Net book depreciation in excess of tax depreciation	116,106	65,194	21,515
Capitalized leasing/legal commissions	-	(11,984)	(14,246)
Deferred/prepaid/above-market and below-market rents, net	(30,303)	(34,097)	(32,848)
Fair market value debt amortization	(8,495)	(15,901)	(19,723)
Book/tax differences from restricted stock	676	(4,490)	(3,094)
Book/tax differences from non-qualified stock options	(172)	(11,301)	(4,786)
Book/tax differences from investments in and advances to real estate joint ventures	(15,196)	(20,739)	(294)
Book/tax difference on sale of properties	(85,856)	(93,704)	(64,270)
Foreign income tax from capital gains	-	3,976	5,873
Cumulative foreign currency translation adjustment and deferred tax adjustment	(1,300)	-	-
Book adjustment to property carrying values and marketable equity securities	53,893	11,161	4,484
Taxable currency exchange gains/(losses), net	221	(8,962)	(47,297)
Tangible property regulation deduction (b)	(52,237)	(28,954)	(126,957)
GAAP gain on change in control of interests	(71,160)	(57,385)	(149,407)
Valuation allowance against net deferred tax assets	-	51,939	-
Other book/tax differences, net	(6,893)	542	(2,971)
Adjusted REIT taxable income	$313,195	$236,853	$454,021

Certain amounts in the prior periods have been reclassified to conform to the current year presentation, in the table above.

(a)	All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to noncontrolling interest and TRSs.
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

Characterization of Distributions

The following characterizes distributions paid for tax purposes for the years ended December 31, 2017, 2016 and 2015, (amounts in thousands):

	2017		2016		2015
Preferred H Dividends
Ordinary income	$-	-	$-	-	$-	-
Capital gain	-	-	-	-	13,417	100%
	$-	-	$-	-	$13,417	100%
Preferred I Dividends
Ordinary income	$21,636	96%	$16,320	68%	$-	-
Capital gain	902	4%	7,680	32%	24,000	100%
	$22,538	100%	$24,000	100%	$24,000	100%
Preferred J Dividends
Ordinary income	$11,880	96%	$8,415	68%	$-	-
Capital gain	495	4%	3,960	32%	12,375	100%
	$12,375	100%	$12,375	100%	$12,375	100%
Preferred K Dividends
Ordinary income	$9,450	96%	$6,694	68%	$-	-
Capital gain	394	4%	3,150	32%	9,844	100%
	$9,844	100%	$9,844	100%	$9,844	100%
Preferred L Dividends
Ordinary income	$1,814	96%	$-	-	$-	-
Capital gain	76	4%	-	-	-	-
	$1,890	100%	$-	-	$-	-
Common Dividends
Ordinary income	$260,573	57%	$263,892	62%	$-	-
Capital gain	9,143	2%	127,689	30%	394,400	100%
Return of capital	187,430	41%	34,050	8%	-	-
	$457,146	100%	$425,631	100%	$394,400	100%
Total dividends distributed for tax purposes	$503,793		$471,850		$454,036

For the years ended December 31, 2017, 2016 and 2015 cash dividends paid for tax purposes were equivalent to, or in excess of, the dividends paid deduction.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Taxable REIT Subsidiaries and Taxable Entities

The Company is subject to federal, state and local income taxes on income reported through its TRS activities, which include wholly-owned subsidiaries of the Company. The Company’s TRSs included KRS, FNC Realty Corporation, Kimco Insurance Company (collectively “KRS Consolidated”) and the consolidated entity, Blue Ridge Real Estate Company/Big Boulder Corporation. As part of the Company’s overall strategy to simplify its business model, the Company merged KRS, a TRS holding REIT-qualifying real estate and the Company’s investment in Albertsons, into a wholly-owned LLC and KRS was dissolved effective August 1, 2016. Any non-REIT qualifying assets or activities received by the Company in the Merger were transferred to a newly formed TRS, Kimco Realty Services II, Inc.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, making significant changes to taxation of corporations and individuals. Effective for tax years beginning on January 1, 2018, this tax reform law reduces the federal statutory income tax rate from 35% to 21% for corporations and changed other certain tax provisions and deductions. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. As a result, the Company remeasured its deferred tax assets and liabilities and recorded a tax provision of $1.1 million during 2017.

The Company is also subject to local non-U.S. taxes on certain investments located outside the U.S.  In general, under local country law applicable to the entity ownership structures the Company has in place and applicable tax treaties, the repatriation of cash to the Company from its subsidiaries and joint ventures in Canada, Puerto Rico and Mexico generally is not subject to withholding tax. The Company is subject to and includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are primarily held by the Company at the REIT level and not in the Company’s taxable REIT subsidiary. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

Income taxes have been provided for on the asset and liability method as required by the FASB’s Income Tax guidance. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities.

The Company’s pre-tax book income/(loss) and (provision)/benefit for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2017, 2016 and 2015, are summarized as follows (in thousands):

	2017	2016	2015
Income/(loss) before income taxes – U.S.	$1,487	$(23,810)	$23,729
(Provision)/benefit for income taxes, net:
Federal:
Current	(704)	2,199	(638)
Deferred	(632)	(45,097)	(7,355)
Federal tax provision	(1,336)	(42,898)	(7,993)
State and local:
Current	(66)	1,057	(2,535)
Deferred	(190)	(8,812)	(1,474)
State tax provision	(256)	(7,755)	(4,009)
Total tax provision – U.S.	(1,592)	(50,653)	(12,002)
Net (loss)/income from U.S. TRSs	$(105)	$(74,463)	$11,727

(Loss)/income before taxes – Non-U.S.	$(11,483)	$138,253	$381,999
Benefit/(provision) for Non-U.S. income taxes:
Current (1)	$2,425	$(24,393)	$(58,365)
Deferred	47	(3,537)	4,331
Non-U.S. tax benefit/(provision)	$2,472	$(27,930)	$(54,034)

(1)	The year ended December 31, 2016 includes $24.9 million, in expense related to the sale of interests in properties located in Canada.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Provision differs from the amounts computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

	2017	2016	2015
Federal provision at statutory tax rate (35%) (1)	$(520)	$(47,155)	$(8,304)
State and local provision, net of federal benefit (2)	(1,072)	(3,498)	(3,698)
Total tax provision – U.S.	$(1,592)	$(50,653)	$(12,002)

(1)	The year ended December 31, 2016, includes a $55.6 million charge related to the recording of a deferred tax valuation allowance.
(2)	The year ended December 31, 2016, includes a $7.9 million charge related to the recording of a deferred tax valuation allowance.

Deferred Tax Assets, Liabilities and Valuation Allowances

The Company’s deferred tax assets and liabilities at December 31, 2017 and 2016, were as follows (in thousands):

	2017	2016
Deferred tax assets:
Tax/GAAP basis differences	$35,839	$63,167
Net operating losses (1)	22,137	44,833
Tax credit carryforwards (2)	6,064	5,368
Capital loss carryforwards	4,648	3,659
Related party deferred losses	619	952
Charitable contribution carryforwards	23	35
Non-U.S. tax/GAAP basis differences	-	513
Valuation allowance – U.S.	(54,155)	(95,126)
Total deferred tax assets	15,175	23,401
Deferred tax liabilities – U.S.	(12,739)	(19,599)
Deferred tax liabilities – Non-U.S.	-	(559)
Net deferred tax assets	$2,436	$3,243

(1)	Expiration dates ranging from 2021 to 2032.
(2)	Expiration dates ranging from 2027 to 2035 and includes alternative minimum tax credit carryovers of $3.5 million that do not expire.

The major differences between the GAAP basis of accounting and the basis of accounting used for federal and state income tax reporting consist of impairment charges recorded for GAAP purposes, but not recognized for tax purposes, depreciation and amortization, rental revenue recognized on the straight-line method for GAAP, reserves for doubtful accounts, above-market and below-market lease amortization, differences in GAAP and tax basis of assets sold, and the period in which certain gains were recognized for tax purposes, but not yet recognized under GAAP.

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2017 and 2016. Operating losses and the valuation allowance are related primarily to the Company’s consolidation of its taxable REIT subsidiaries for accounting and reporting purposes. For the tax year ended August 1, 2016, KRS Consolidated produced $8.1 million of taxable income and utilized $8.1 million of its $44.0 million of available net operating loss carryovers.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Uncertain Tax Positions

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico. The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities. The Company is currently under audit by the Canadian Revenue Agency and Mexican Tax Authority. The resolution of these audits are not expected to have a material effect on the Company’s financial statements. The Company does not believe that the total amount of unrecognized tax benefits as of December 31, 2017, will significantly increase or decrease within the next 12 months.

The liability for uncertain tax benefits principally consists of estimated foreign, federal and state income tax liabilities in years for which the statute of limitations is open. Open years range from 2011 through 2017 and vary by jurisdiction and issue. The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Balance at January 1,	$4,962	$4,263
Increases for tax positions related to current year (1)	339	41
Increase for tax position due to ASU 2013-11	-	4,930
Decreases relating to settlements with taxing authorities	-	(2,000)
Reductions due to lapsed statute of limitations	(1,310)	(2,272)
Balance at December 31,	$3,991	$4,962

      (1)     Amounts relate to increases resulting from foreign currency translation adjustments.

The Company previously had unrecognized tax benefits reported as deferred tax assets primarily related to book to tax timing differences for depreciation expense on its Canadian real estate operating properties. With respect to the Company’s uncertain tax positions in Canada and in accordance with ASU 2013-11 "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," (“ASU 2013-11”), the uncertain tax position liabilities in Canada were netted against these deferred tax assets. As of December 31, 2016, the Company, due to the sale of certain operating real estate properties in Canada, no longer had these related deferred tax assets to net against the related deferred tax liability and thus, the amount of its liability increased for uncertain tax positions associated with its Canadian operations. As of December 31, 2017 and 2016, the Company’s Canadian uncertain tax positions aggregated $4.0 million and $5.0 million, respectively.

The Company and its subsidiaries had been under audit by the U.S. Internal Revenue Service (“IRS”) with respect to taxable years 2004-2009. The IRS proposed, pursuant to Section 482 of the Code, to disallow a capital loss claimed by KRS on the disposition of common shares of Valad Property Ltd., an Australian publicly listed company, and to assert a 100 percent “penalty” tax on the Company pursuant to Section 857(b)(7) of the Code in the amount of $40.9 million with respect to its 2009 taxable year. During 2016, the Company and its subsidiaries favorably settled all matters relating to the audit, agreeing to a net refund of $0.1 million, and in connection with this favorable settlement, the Company released its uncertain tax position liability of $2.0 million.

During August 2016, the Mexican Tax Authority issued tax assessments for various wholly-owned entities of the Company that had previously held interests in operating properties in Mexico. These assessments relate to certain interest expense and withholding tax items subject to the United States-Mexico Income Tax Convention (the “Treaty”). The assessments are for the 2010 tax year and include amounts for taxes aggregating $33.7 million, interest aggregating $16.5 million and penalties aggregating $11.4 million. The Company believes that it has operated in accordance with the Treaty provisions and has therefore concluded that no amounts are payable with respect to this matter. The Company has submitted appeals for these assessments and the U.S. Competent Authority (Department of Treasury) is representing the Company regarding this matter with the Mexican Competent Authority. The Company intends to vigorously defend its position and believes it will prevail, however this outcome cannot be assured.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

22.	Accumulated Other Comprehensive Income:

The following table displays the change in the components of AOCI for the years ended December 31, 2017 and 2016:

	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) Related to Available-for-Sale Securities	Unrealized Gains/(Losses) on Interest Rate Swaps	Total
Balance as of January 1, 2016	$6,616	$398	$(1,426)	$5,588
Other comprehensive income before reclassifications	(281)	8	451	178
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income	(281)	8	451	178
Balance as of December 31, 2016	$6,335	$406	$(975)	$5,766
Other comprehensive income before reclassifications	3,711	(1,542)	631	2,800
Amounts reclassified from AOCI (1)	(10,046)	-	-	(10,046)
Net current-period other comprehensive income	(6,335)	(1,542)	631	(7,246)
Balance as of December 31, 2017	$-	$(1,136)	$(344)	$(1,480)

(1)

During 2015, the Company began selling properties within its Canadian portfolio and has continued to liquidate its investments over the last two years. During the year ended December 31, 2017, the Company was deemed to have substantially liquidated its investment in Canada, triggered primarily by the receipt of various tax refunds, and as a result, recognized a net cumulative foreign currency translation gain. Amounts were reclassified to the Company’s Consolidated Statements of Income as follows (i) $14.8 million of gain was reclassified to Equity in income of other real estate investments, net, and (ii) $4.8 million of loss was reclassified to Equity in income of joint ventures, net.

23.	Earnings Per Share:

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	For the Year Ended December 31,
	2017	2016	2015
Computation of Basic and Diluted Earnings Per Share:
Income from continuing operations	$346,133	$299,353	$774,405
Gain on sale of operating properties, net, net of tax	93,538	86,785	125,813
Net income attributable to noncontrolling interests	(13,596)	(7,288)	(6,028)
Preferred stock redemption charge	(7,014)	-	(5,816)
Preferred dividends	(46,600)	(46,220)	(57,084)
Earnings attributable to participating securities	(2,132)	(2,018)	(4,134)
Income from continuing operations available to the Company’s common shareholders	$370,329	$330,612	$827,156
Loss from discontinued operations available to the Company’s common shareholders	-	-	(75)
Net income available to the Company’s common shareholders for basic earnings per share	$370,329	$330,612	827,081
Distributions on convertible units	-	-	192
Net income available to the Company’s common shareholders for diluted earnings per share	$370,329	$330,612	$827,273

Weighted-average common shares outstanding – basic	423,614	418,402	411,319
Effect of dilutive securities (1):
Equity awards	405	1,307	1,414
Assumed conversion of convertible units	-	-	118
Weighted-average common shares outstanding – diluted	424,019	419,709	412,851

Basic Earnings Per Share:
Income from continuing operations	$0.87	$0.79	$2.01
Net income available to the Company’s common shareholders	$0.87	$0.79	$2.01
Diluted Earnings Per Share:
Income from continuing operations	$0.87	$0.79	$2.00
Net income available to the Company’s common shareholders	$0.87	$0.79	$2.00

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 3,082,106, 3,490,400 and 5,300,680 stock options that were not dilutive as of December 31, 2017, 2016 and 2015, respectively.

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

24.	Supplemental Financial Information (Unaudited):

The following represents the quarterly results of operations, expressed in thousands except per share amounts, for the years ended December 31, 2017 and 2016:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues from rental properties	$289,391	$292,843	$290,919	$310,632
Net income attributable to the Company	$76,733	$143,416	$121,030	$84,566
Net income per common share:
Basic	$0.15	$0.31	$0.24	$0.17
Diluted	$0.15	$0.31	$0.24	$0.17

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues from rental properties	$293,091	$287,115	$279,286	$292,909
Net income attributable to the Company	$140,713	$203,409	$(43,545)	$78,273
Net income per common share:
Basic	$0.31	$0.46	$(0.13)	$0.16
Diluted	$0.31	$0.46	$(0.13)	$0.16

25.	Captive Insurance Company:

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

KIC assumes occurrence basis general liability coverage (not including casualty loss or business interruption) for the Company and its affiliates under the terms of a reinsurance agreement entered into by KIC and the reinsurance provider.

From October 1, 2007 through October 1, 2018, KIC assumes 100% of the first $250,000 per occurrence risk layer. This coverage is subject to annual aggregates ranging between $7.8 million and $11.5 million per policy year. The annual aggregate is adjustable based on the amount of audited square footage of the insureds’ locations and can be adjusted for subsequent program years. Defense costs erode the stated policy limits. KIC is required to pay the reinsurance provider for unallocated loss adjustment expenses an amount ranging between 8.0% and 12.2% of incurred losses for the policy periods ending September 30, 2008 through September 30, 2018. These amounts do not erode the Company’s per occurrence or aggregate limits.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2017 and 2016, the Company maintained a letter of credit in the amount of $23.0 million issued in favor of the reinsurance provider to provide security for the Company’s obligations under its agreement with the reinsurance provider. The letter of credit maintained as of December 31, 2017, has an expiration date of February 15, 2018, with automatic renewals for one year.

Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2017 and 2016, is summarized as follows (in thousands):

	2017	2016
Balance at the beginning of the year	$19,515	$20,046
Incurred related to:
Current year	5,915	6,247
Prior years	(727)	(67)
Total incurred	5,188	6,180
Paid related to:
Current year	(742)	(962)
Prior years	(4,996)	(5,749)
Total paid	(5,738)	(6,711)
Balance at the end of the year	$18,965	$19,515

For the years ended December 31, 2017 and 2016, the changes in estimates in insured events in the prior years, incurred losses and loss adjustment expenses resulted in a decrease of $0.7 million and an increase of $0.1 million, respectively, which was primarily due to continued regular favorable loss development on the general liability coverage assumed.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2017
Allowance for uncollectable accounts (1)	$24,175	$6,641	$-	$(13,750)	$17,066
Allowance for deferred tax asset	$95,126	$-	$(40,971)	$-	$54,155

Year Ended December 31, 2016
Allowance for uncollectable accounts (1)	$31,820	$7,982	$-	$(15,627)	$24,175
Allowance for deferred tax asset	$27,905	$-	$67,221	$-	$95,126

Year Ended December 31, 2015
Allowance for uncollectable accounts (1)	$32,509	$11,174	$-	$(11,863)	$31,820
Allowance for deferred tax asset	$34,302	$-	$(6,397)	$-	$27,905

(1)     Includes allowances on accounts receivable and straight-line rents.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017

		INITIAL COST		COST
				CAPTIALIZED SUBSEQUENT					TOTAL COST,
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES (2)	DATE OF ACQUISITION(A)	DATE OF CONSTRUCTION(C)
SHOPPING CENTERS
DISTRICT AT TUSTIN	CA	$106,128,741	$208,876,066	$724,025	$106,128,741	$209,600,091	$315,728,832	$8,983,313	$306,745,519	$204,468,426	2017
THE GROVE	AL	18,951,763	6,403,809	3,070,025	6,793,454	21,632,143	28,425,597	6,959,991	21,465,606	-		2007
TALAVI TOWN CENTER	AZ	8,046,677	17,291,542	(25,338,219)	-	-	-	-	-	-	2007
MESA PAVILIONS NORTH	AZ	6,060,018	35,955,005	867,624	6,060,018	36,822,629	42,882,647	8,815,702	34,066,945	-	2009
MESA RIVERVIEW	AZ	15,000,000	-	142,768,268	307,992	157,460,276	157,768,268	53,514,318	104,253,950	-		2005
MESA PAVILLIONS - SOUTH	AZ	-	148,508	100,577	-	249,085	249,085	118,929	130,156	-	2011
METRO SQUARE	AZ	4,101,017	16,410,632	1,357,963	4,101,017	17,768,595	21,869,612	8,875,277	12,994,335	-	1998
HAYDEN PLAZA NORTH	AZ	2,015,726	4,126,509	(5,588,937)	122,085	431,213	553,298	197,517	355,781	-	1998
PLAZA DEL SOL	AZ	5,324,501	21,269,943	2,030,572	4,577,869	24,047,147	28,625,016	8,739,179	19,885,837	-	1998
PLAZA AT MOUNTAINSIDE	AZ	2,450,341	9,802,046	2,092,808	2,450,341	11,894,854	14,345,195	6,103,826	8,241,369	-	1997
VILLAGE CROSSROADS	AZ	5,662,554	24,981,223	688,411	5,662,554	25,669,634	31,332,188	4,876,413	26,455,775	-	2011
NORTH VALLEY	AZ	6,861,564	18,200,901	6,384,423	3,861,272	27,585,616	31,446,888	4,969,361	26,477,527	-	2011
CHRISTOWN SPECTRUM	AZ	33,831,348	91,004,070	15,350,895	76,638,511	63,547,802	140,186,313	8,849,280	131,337,033	61,850,278	2015
BELL CAMINO CENTER	AZ	2,427,465	6,439,065	449,983	2,427,465	6,889,048	9,316,513	1,826,375	7,490,138	-	2012
COLLEGE PARK SHOPPING CENTER	AZ	3,276,951	7,741,323	1,112,006	3,276,951	8,853,329	12,130,280	2,316,908	9,813,372	-	2011
COSTCO PLAZA - 541	CA	4,995,639	19,982,557	534,161	4,995,639	20,516,718	25,512,357	10,476,795	15,035,562	-	1998
BROOKHURST CENTER	CA	10,492,714	31,357,512	838,456	22,299,852	20,388,830	42,688,682	1,737,221	40,951,461	-	2016
LAKEWOOD PLAZA	CA	1,294,176	3,669,266	50,291	-	5,013,733	5,013,733	1,686,188	3,327,545	-	2014
MADISON PLAZA	CA	5,874,396	23,476,190	2,128,333	5,874,396	25,604,523	31,478,919	12,534,740	18,944,179	-	1998
BROADWAY PLAZA	CA	6,460,743	25,863,153	12,142,497	6,460,743	38,005,650	44,466,393	16,786,365	27,680,028	-	1998
CORONA HILLS PLAZA	CA	13,360,965	53,373,453	8,024,150	13,360,965	61,397,603	74,758,568	32,234,761	42,523,807	-	1998
280 METRO CENTER	CA	38,734,566	94,903,403	1,922,348	38,734,566	96,825,751	135,560,317	10,563,254	124,997,063	-	2015
LABAND VILLAGE SHOPPING CENTER	CA	5,600,000	13,289,347	450,236	5,607,237	13,732,346	19,339,583	7,289,456	12,050,127	-	2008
CUPERTINO VILLAGE	CA	19,886,099	46,534,919	24,291,806	19,886,099	70,826,725	90,712,824	19,498,273	71,214,551	-	2006
NORTH COUNTY PLAZA	CA	10,205,305	28,934,219	(1,000,334)	20,894,811	17,244,379	38,139,190	3,159,099	34,980,091	-	2014
CHICO CROSSROADS	CA	9,975,810	30,534,524	1,363,692	9,985,652	31,888,374	41,874,026	9,649,420	32,224,606	-	2008
CHICO EAST & ESPLANADE	CA	2,508,716	12,886,184	(1,312,383)	2,508,716	11,573,801	14,082,517	1,046,152	13,036,365	3,544,259	2015
CORONA HILLS MARKETPLACE	CA	9,727,446	24,778,390	703,539	9,727,446	25,481,929	35,209,375	8,709,352	26,500,023	-	2007
CREEKSIDE CENTER	CA	3,870,823	11,562,580	(477,027)	5,154,061	9,802,315	14,956,376	577,653	14,378,723	-	2016
GOLD COUNTRY CENTER	CA	3,272,212	7,864,878	29,687	3,278,290	7,888,487	11,166,777	3,737,079	7,429,698	-	2008
LA MIRADA THEATRE CENTER	CA	8,816,741	35,259,965	(3,325,358)	6,888,680	33,862,668	40,751,348	15,984,250	24,767,098	-	1998
KENNETH HAHN PLAZA	CA	4,114,863	7,660,855	1,478,281	4,114,863	9,139,136	13,253,999	3,158,669	10,095,330	-	2010
LA VERNE TOWN CENTER	CA	8,414,328	23,856,418	10,759,800	16,362,169	26,668,377	43,030,546	3,263,071	39,767,475	-	2014
LINCOLN HILLS TOWN CENTER	CA	8,228,587	26,127,322	132,829	8,228,587	26,260,151	34,488,738	3,199,334	31,289,404	-	2015
NOVATO FAIR S.C.	CA	9,259,778	15,599,790	997,511	9,259,778	16,597,301	25,857,079	6,336,610	19,520,469	-	2009
SOUTH NAPA MARKET PLACE	CA	1,100,000	22,159,086	20,615,121	23,119,071	20,755,136	43,874,207	10,843,098	33,031,109	-	2006
PLAZA DI NORTHRIDGE	CA	12,900,000	40,574,842	1,665,373	12,900,000	42,240,215	55,140,215	15,177,905	39,962,310	-	2005
LINDA MAR SHPPING CENTER	CA	16,548,592	37,521,194	1,776,093	16,548,592	39,297,287	55,845,879	7,472,546	48,373,333	-	2014
POWAY CITY CENTRE	CA	5,854,585	13,792,470	8,516,118	7,247,814	20,915,359	28,163,173	8,448,941	19,714,232	-	2005
REDWOOD CITY PLAZA	CA	2,552,000	6,215,168	5,900,877	2,552,000	12,116,045	14,668,045	1,463,911	13,204,134	-	2009
STANFORD RANCH	CA	10,583,764	30,007,231	3,430,053	9,982,626	34,038,422	44,021,048	3,539,167	40,481,881	14,191,062	2014
TYLER STREET PLAZA	CA	3,020,883	7,811,339	83,425	3,200,516	7,715,131	10,915,647	2,746,206	8,169,441	-	2008
CROCKER RANCH	CA	7,526,146	24,877,611	104,542	7,526,146	24,982,153	32,508,299	2,355,316	30,152,983	10,445,001	2015
HOME DEPOT PLAZA	CA	4,592,364	18,345,257	-	4,592,364	18,345,257	22,937,621	9,354,408	13,583,213	-	1998
SANTEE TROLLEY SQUARE	CA	40,208,683	62,963,757	292,910	40,208,683	63,256,667	103,465,350	15,500,852	87,964,498	-	2015
SAN/DIEGO CARMEL MOUNTAIN	CA	5,322,600	8,873,991	121,022	5,322,600	8,995,013	14,317,613	2,307,020	12,010,593	-	2009
FULTON MARKET PLACE	CA	2,966,018	6,920,710	16,305,019	6,518,924	19,672,823	26,191,747	3,192,067	22,999,680	-	2005
BLACK MOUNTAIN VILLAGE	CA	4,678,015	11,913,344	756,865	4,678,015	12,670,209	17,348,224	4,508,096	12,840,128	-	2007
RANCHO PENASQUITOS TOWNE CTR I	CA	14,851,595	20,342,165	247,359	14,851,595	20,589,524	35,441,119	2,374,587	33,066,532	13,884,779	2015
RANCHO PENASQUITOS TWN CTR II	CA	12,944,972	20,323,961	608,243	12,944,972	20,932,204	33,877,176	2,445,136	31,432,040	10,654,756	2015
CITY HEIGHTS	CA	10,687,472	28,324,896	(732,313)	13,908,563	24,371,492	38,280,055	3,404,559	34,875,496	-	2012
TRUCKEE CROSSROADS	CA	2,140,000	8,255,753	1,619,484	2,140,000	9,875,237	12,015,237	5,557,970	6,457,267	2,074,100	2006
GATEWAY AT DONNER PASS	CA	4,515,688	8,318,667	237,945	4,515,688	8,556,612	13,072,300	1,156,392	11,915,908	2,356,820	2015
WESTLAKE SHOPPING CENTER	CA	16,174,307	64,818,562	100,795,455	16,174,307	165,614,017	181,788,324	52,777,883	129,010,441	-	2002
LAKEWOOD VILLAGE	CA	8,597,100	24,374,615	(1,119,844)	11,683,364	20,168,507	31,851,871	3,499,437	28,352,434	-	2014
WHITTWOOD TOWN CENTER	CA	57,135,695	105,814,560	79,752	57,137,989	105,892,018	163,030,007	1,408,261	161,621,746	45,117,369	2017
SAVI RANCH	CA	7,295,646	29,752,511	(188,067)	7,295,646	29,564,444	36,860,090	5,529,067	31,331,023	-	2012
VILLAGE ON THE PARK	CO	2,194,463	8,885,987	9,895,270	3,018,391	17,957,329	20,975,720	7,731,431	13,244,289	-	1998
QUINCY PLACE S.C.	CO	1,148,317	4,608,249	1,645,217	1,148,317	6,253,466	7,401,783	3,132,940	4,268,843	-	1998
EAST BANK S.C.	CO	1,500,568	6,180,103	2,359,399	1,500,568	8,539,502	10,040,070	3,945,851	6,094,219	-	1998
NORTHRIDGE SHOPPING CENTER	CO	4,932,690	16,496,175	1,865,017	8,934,385	14,359,497	23,293,882	2,274,998	21,018,884	-	2013
SPRING CREEK S.C.	CO	1,423,260	5,718,813	(1,539,783)	592,896	5,009,394	5,602,290	3,734,127	1,868,163	-	1998
DENVER WEST 38TH STREET	CO	161,167	646,983	41,853	161,167	688,836	850,003	330,384	519,619	-	1998
ENGLEWOOD PLAZA	CO	805,837	3,232,650	564,167	805,837	3,796,817	4,602,654	1,925,245	2,677,409	-	1998
FORT COLLINS S.C.	CO	1,253,497	7,625,278	1,599,608	1,253,497	9,224,886	10,478,383	3,882,582	6,595,801	-	2000
GREELEY COMMONS	CO	3,313,095	20,069,559	104,137	3,313,095	20,173,696	23,486,791	4,108,294	19,378,497	-	2012
HIGHLANDS RANCH VILLAGE S.C.	CO	8,135,427	21,579,936	(544,584)	5,337,081	23,833,698	29,170,779	4,184,418	24,986,361	-	2011
VILLAGE CENTER WEST	CO	2,010,519	8,361,084	203,885	2,010,519	8,564,969	10,575,488	1,448,222	9,127,266	-	2011
HIGHLANDS RANCH II	CO	3,514,837	11,755,916	354,284	3,514,837	12,110,200	15,625,037	2,729,678	12,895,359	-	2013
VILLAGE CENTER - HIGHLAND RANCH	CO	1,140,000	2,660,000	277,159	1,140,000	2,937,159	4,077,159	184,584	3,892,575	-	2014
HERITAGE WEST S.C.	CO	1,526,576	6,124,074	1,702,094	1,526,576	7,826,168	9,352,744	3,555,249	5,797,495	-	1998
MARKET AT SOUTHPARK	CO	9,782,769	20,779,522	541,956	9,782,769	21,321,478	31,104,247	4,557,442	26,546,805	-	2011
NEWTOWN S.C.	CT	-	15,635,442	-	-	15,635,442	15,635,442	1,763,731	13,871,711	7,889,936	2014
WEST FARM SHOPPING CENTER	CT	5,805,969	23,348,024	15,727,758	7,585,116	37,296,635	44,881,751	14,349,914	30,531,837	-	1998
HAMDEN MART	CT	13,668,167	40,890,166	4,224,199	14,225,573	44,556,959	58,782,532	2,984,228	55,798,304	21,498,278	2016
HOME DEPOT PLAZA	CT	7,704,968	30,797,640	3,061,389	7,704,968	33,859,029	41,563,997	14,718,770	26,845,227	-	1998
WILTON RIVER PARK SHOPPING CTR	CT	7,154,585	27,509,279	(56,109)	7,154,584	27,453,171	34,607,755	4,329,368	30,278,387	-	2012
BRIGHT HORIZONS	CT	1,211,748	4,610,610	9,499	1,211,748	4,620,109	5,831,857	839,744	4,992,113	-	2012
WILTON CAMPUS	CT	10,168,872	31,893,016	317,485	10,168,872	32,210,501	42,379,373	7,466,715	34,912,658	-	2013
CAMDEN SQUARE	DE	122,741	66,738	4,502,409	3,024,375	1,667,513	4,691,888	181,042	4,510,846	-	2003
PROMENADE AT CHRISTIANA (3)	DE	14,371,686	-	18,503,592	32,875,278	-	32,875,278	-	32,875,278	-		2014
BRANDYWINE COMMONS	DE	-	36,057,487	1,823,593	-	37,881,080	37,881,080	4,486,979	33,394,101	-	2014
CAMINO SQUARE	FL	573,875	2,295,501	2,714,483	733,875	4,849,984	5,583,859	3,872,616	1,711,243	-	1992
BONITA GRANDE CROSSINGS	FL	3,370,941	8,179,481	234,356	3,370,941	8,413,837	11,784,778	993,508	10,791,270	-	2015
HOLLYWOOD VIDEO BONITA GRANDE	FL	341,958	771,935	-	341,958	771,935	1,113,893	93,941	1,019,952	-	2015
CORAL SQUARE PROMENADE	FL	710,000	2,842,907	4,023,496	710,000	6,866,403	7,576,403	3,791,207	3,785,196	-	1994
MAPLEWOOD PLAZA	FL	1,649,000	6,626,301	1,306,059	1,649,000	7,932,360	9,581,360	3,792,560	5,788,800	-	1997
CURLEW CROSSING SHOPPING CTR	FL	5,315,955	12,529,467	2,393,045	5,315,955	14,922,512	20,238,467	5,962,584	14,275,883	-	2005
SHOPS AT SANTA BARBARA PHASE 1	FL	743,463	5,373,994	80,505	743,463	5,454,499	6,197,962	647,135	5,550,827	-	2015
SHOPS AT SANTA BARBARA PHASE 2	FL	331,692	2,488,832	-	331,692	2,488,832	2,820,524	303,632	2,516,892	-	2015
SHOPS AT SANTA BARBARA PHASE 3	FL	329,726	2,358,700	61,618	329,726	2,420,318	2,750,044	276,810	2,473,234	-	2015
CORAL POINTE S.C.	FL	2,411,608	20,507,735	213,166	2,411,608	20,720,901	23,132,509	2,362,743	20,769,766	-	2015
PUBLIX AT ADDISON	FL	3,211,156	6,747,895	-	3,211,156	6,747,895	9,959,051	533,669	9,425,382	-	2015
ADDISON CENTER PROF.BUILDING	FL	802,789	1,310,012	(61,362)	802,789	1,248,650	2,051,439	105,019	1,946,420	-	2015
DANIA POINTE (3)	FL	105,113,024	-	47,727,558	152,840,582	-	152,840,582	-	152,840,582	-	2016	2016
FT.LAUDERDALE/CYPRESS CREEK	FL	14,258,760	28,042,390	1,982,805	14,258,760	30,025,195	44,283,955	9,170,634	35,113,321	-	2009
HOMESTEAD-WACHTEL LAND LEASE	FL	150,000	-	-	150,000	-	150,000	-	150,000	-	2013
OAKWOOD PLAZA NORTH	FL	35,300,961	141,731,019	162,764	35,300,961	141,893,783	177,194,744	9,869,863	167,324,881	100,000,000	2016
OAKWOOD PLAZA SOUTH	FL	11,126,609	40,592,103	200,905	11,126,609	40,793,008	51,919,617	3,187,414	48,732,203	-	2016
OAKWOOD BUSINESS CTR-BLDG 1	FL	6,792,500	18,662,565	3,065,679	6,792,500	21,728,244	28,520,744	6,216,521	22,304,223	-	2009
AMELIA CONCOURSE	FL	7,600,000	-	2,279,068	498,680	9,380,388	9,879,068	3,063,630	6,815,438	-		2003
KIMCO AVENUES WALK, LLC (3)	FL	26,984,546	-	21,588,299	-	48,572,845	48,572,845	-	48,572,845	-		2005
AVENUES WALK	FL	8,169,933	20,173,468	(18,870,745)	2,711,057	6,761,599	9,472,656	395,121	9,077,535	-	2017
DUVAL STATION S.C.	FL	1,807,792	11,863,692	114,840	1,807,792	11,978,532	13,786,324	1,244,732	12,541,592	-	2015
RIVERPLACE SHOPPING CTR.	FL	7,503,282	31,011,027	1,662,341	7,200,050	32,976,600	40,176,650	9,409,835	30,766,815	-	2010
MERCHANTS WALK	FL	2,580,816	10,366,090	6,681,476	2,580,816	17,047,566	19,628,382	8,173,678	11,454,704	-	2001
CENTER AT MISSOURI AVENUE	FL	293,686	792,119	6,291,221	293,686	7,083,340	7,377,026	1,647,444	5,729,582	-		1968
TRI-CITY PLAZA	FL	2,832,296	11,329,185	20,422,836	2,832,296	31,752,021	34,584,317	3,569,889	31,014,428	-	1992
FT LAUDERDALE #1, FL	FL	1,002,733	2,602,415	13,141,950	1,774,443	14,972,655	16,747,098	9,967,674	6,779,424	-		1974
NASA PLAZA	FL	-	1,754,000	3,347,355	-	5,101,355	5,101,355	3,941,287	1,160,068	-		1968
GROVE GATE S.C.	FL	365,893	1,049,172	792,700	365,893	1,841,872	2,207,765	1,567,731	640,034	-		1968
CHEVRON OUTPARCEL	FL	530,570	1,253,410	-	530,570	1,253,410	1,783,980	356,499	1,427,481	-	2010
IVES DAIRY CROSSING	FL	732,914	4,080,460	11,183,306	720,852	15,275,828	15,996,680	9,421,495	6,575,185	-	1985
MILLER ROAD S.C.	FL	1,138,082	4,552,327	4,560,187	1,138,082	9,112,514	10,250,596	5,883,832	4,366,764	-	1986
TRI-CITIES SHOPPING PLAZA	FL	1,011,000	4,062,890	3,202,734	1,011,000	7,265,624	8,276,624	796,633	7,479,991	-	1997
KENDALE LAKES PLAZA	FL	18,491,461	28,496,001	(1,996,609)	15,362,227	29,628,626	44,990,853	7,300,120	37,690,733	-	2009
CENTRE OF MERRITT	FL	1,806,275	9,592,435	-	1,806,275	9,592,435	11,398,710	939,539	10,459,171	-	2015
MILLER WEST PLAZA	FL	6,725,660	10,661,419	228,663	6,725,660	10,890,082	17,615,742	1,159,951	16,455,791	-	2015
CORSICA SQUARE S.C.	FL	7,225,100	10,757,386	129,489	7,225,100	10,886,875	18,111,975	1,263,335	16,848,640	-	2015
FLAGLER PARK	FL	26,162,980	80,737,041	3,628,420	26,725,480	83,802,961	110,528,441	22,448,579	88,079,862	-	2007
PARK HILL PLAZA	FL	10,763,612	19,264,248	262,118	10,763,612	19,526,366	30,289,978	4,215,691	26,074,287	-	2011
WINN DIXIE-MIAMI	FL	2,989,640	9,410,360	(51,872)	3,544,297	8,803,831	12,348,128	896,776	11,451,352	-	2013
MARATHON SHOPPING CENTER	FL	2,412,929	8,069,450	1,045,327	1,514,731	10,012,975	11,527,706	1,505,904	10,021,802	-	2013
SODO S.C.	FL	-	68,139,271	8,516,523	142,195	76,513,599	76,655,794	18,774,702	57,881,092	-	2008
RENAISSANCE CENTER	FL	9,104,379	36,540,873	14,919,342	9,122,758	51,441,836	60,564,594	18,762,491	41,802,103	-	1998
MILLENIA PLAZA PHASE II	FL	7,711,000	20,702,992	1,506,264	7,698,200	22,222,056	29,920,256	8,248,249	21,672,007	-	2009
RIVERSIDE LANDINGS S.C.	FL	3,512,202	14,439,668	276,235	3,512,202	14,715,903	18,228,105	1,495,774	16,732,331	-	2015
GRAND OAKS VILLAGE	FL	7,409,319	19,653,869	(683,921)	5,846,339	20,532,928	26,379,267	3,936,281	22,442,986	-	2011
PLANTATION CROSSING	FL	2,782,030	8,077,260	3,606,250	2,782,030	11,683,510	14,465,540	351,464	14,114,076	-	2017
POMPANO POINTE S.C.	FL	10,516,500	14,078,456	530,900	10,516,500	14,609,356	25,125,856	726,848	24,399,008	-	2012
UNIVERSITY TOWN CENTER	FL	5,515,265	13,041,400	477,832	5,515,265	13,519,232	19,034,497	2,831,595	16,202,902	-	2011
PALM BEACH GARDENS	FL	2,764,953	11,059,812	826,309	2,764,953	11,886,121	14,651,074	1,776,729	12,874,345	-	2009
OAK TREE PLAZA	FL	-	917,360	1,562,194	-	2,479,554	2,479,554	1,345,760	1,133,794	-		1968
TUTTLEBEE PLAZA	FL	254,961	828,465	1,676,908	254,961	2,505,373	2,760,334	1,805,032	955,302	-	2008
SOUTH MIAMI S.C.	FL	1,280,440	5,133,825	3,452,430	1,280,440	8,586,255	9,866,695	4,492,631	5,374,064	-	1995
CARROLLWOOD COMMONS	FL	5,220,445	16,884,228	2,855,466	5,220,445	19,739,694	24,960,139	9,563,475	15,396,664	-	1997
VILLAGE COMMONS SHOPPING CENT.	FL	2,192,331	8,774,158	4,605,195	2,192,331	13,379,353	15,571,684	5,647,685	9,923,999	-	1998
MISSION BELL SHOPPING CENTER	FL	5,056,426	11,843,119	8,681,231	5,067,033	20,513,743	25,580,776	6,924,869	18,655,907	-	2004
VILLAGE COMMONS S.C.	FL	2,026,423	5,106,476	2,031,564	2,026,423	7,138,040	9,164,463	1,408,765	7,755,698	-	2013
BELMART PLAZA	FL	1,656,097	3,394,420	5,648,437	1,656,097	9,042,857	10,698,954	665,211	10,033,743	-	2014
MARKET AT HAYNES BRIDGE	GA	4,880,659	21,549,424	1,168,508	4,889,863	22,708,728	27,598,591	7,296,311	20,302,280	-	2008
EMBRY VILLAGE	GA	18,147,054	33,009,514	1,143,200	18,160,525	34,139,243	52,299,768	24,236,617	28,063,151	-	2008
PERIMETER EXPO PROPERTY	GA	14,770,275	44,295,457	(867,262)	16,142,152	42,056,318	58,198,470	2,323,047	55,875,423	-	2016
RIVERWALK MARKETPLACE	GA	3,512,202	18,862,571	(25,121)	3,512,202	18,837,450	22,349,652	1,407,453	20,942,199	-	2015
VILLAGE SHOPPES-FLOWERY BRANCH	GA	4,444,148	10,510,657	361,219	4,444,148	10,871,876	15,316,024	2,865,087	12,450,937	-	2011
LAWRENCEVILLE MARKET	GA	8,878,266	29,691,191	297,965	9,060,436	29,806,986	38,867,422	5,116,031	33,751,391	-	2013
FIVE FORKS CROSSING	GA	2,363,848	7,906,257	391,047	2,363,848	8,297,304	10,661,152	1,801,564	8,859,588	-	2013
BRAELINN VILLAGE	GA	7,314,719	20,738,792	1,684,923	6,342,926	23,395,508	29,738,434	2,948,266	26,790,168	-	2014
SAVANNAH CENTER	GA	2,052,270	8,232,978	4,034,349	2,052,270	12,267,327	14,319,597	6,940,835	7,378,762	-	1993
CHATHAM PLAZA	GA	13,390,238	35,115,882	969,942	13,403,262	36,072,800	49,476,062	12,411,308	37,064,754	-	2008
CLIVE PLAZA	IA	500,525	2,002,101	-	500,525	2,002,101	2,502,626	1,125,113	1,377,513	-	1996
DUBUQUE CENTER	IA	-	2,152,476	239,217	-	2,391,693	2,391,693	1,778,184	613,509	-	1997
87TH STREET CENTER	IL	-	2,687,046	11,446,720	6,992,648	7,141,118	14,133,766	2,620,820	11,512,946	-	1997
ELSTON CHICAGO	IL	1,010,374	5,692,212	498,828	1,010,374	6,191,040	7,201,414	2,930,108	4,271,306	-	1997
DOWNERS PARK PLAZA	IL	2,510,455	10,164,494	2,025,382	2,510,455	12,189,876	14,700,331	5,738,993	8,961,338	-	1999
DOWNERS PARK PLAZA	IL	811,778	4,322,956	3,475,523	811,778	7,798,479	8,610,257	3,908,642	4,701,615	-	1997
TOWN & COUNTRY S.C.	IL	842,555	2,108,674	3,902,011	500,927	6,352,313	6,853,240	4,456,553	2,396,687	-		1972
FAIRVIEW CITY CENTRE	IL	-	11,866,880	16,189,869	1,900,000	26,156,749	28,056,749	2,424,561	25,632,188	-	1998
PLAZA DEL PRADO	IL	10,203,960	28,409,786	1,032,958	10,203,960	29,442,744	39,646,704	2,027,639	37,619,065	-	2017
SHOPS AT KILDEER	IL	5,259,542	28,141,501	2,673,272	5,259,542	30,814,773	36,074,315	5,575,517	30,498,798	-	2013
MOUNT PROSPECT CENTER	IL	1,017,345	6,572,176	4,100,013	1,017,345	10,672,189	11,689,534	6,096,302	5,593,232	-	1997
MUNDELEIN SHOPPING CENTER	IL	1,127,720	5,826,129	(2,606,024)	366,184	3,981,641	4,347,825	2,954,890	1,392,935	-	1998
OAK LAWN CENTER	IL	1,530,111	8,776,631	709,090	1,530,111	9,485,721	11,015,832	4,920,379	6,095,453	-	1997
22ND STREET PLAZA	IL	1,527,188	8,679,108	4,880,654	1,527,188	13,559,762	15,086,950	5,954,279	9,132,671	-	1997
SKOKIE POINTE	IL	-	2,276,360	9,564,305	2,628,440	9,212,225	11,840,665	3,925,602	7,915,063	-	1997
HAWTHORN HILLS SQUARE	IL	6,783,928	33,033,624	2,814,620	6,783,928	35,848,244	42,632,172	6,962,156	35,670,016	-	2012
WOODGROVE FESTIVAL	IL	5,049,149	20,822,993	5,345,619	4,805,866	26,411,895	31,217,761	13,423,088	17,794,673	-	1998
GROVE PARCEL	IL	907,291	2,240,810	134,130	907,291	2,374,940	3,282,231	307,428	2,974,803	-	2016
WOODRIDGE PAD	IL	702,757	1,746,223	-	702,757	1,746,223	2,448,980	136,201	2,312,779	-	2016
GREENWOOD S.C.	IN	423,371	1,883,421	12,488,773	1,640,748	13,154,817	14,795,565	7,376,514	7,419,051	-		1970
SOUTH PARK S.C.	KY	1,675,031	6,848,209	6,546,359	1,551,079	13,518,520	15,069,599	8,250,684	6,818,915	-	1993
ABINGTON PLAZA	MA	10,457,183	494,652	-	10,457,183	494,652	10,951,835	122,964	10,828,871	3,990,344	2014
WASHINGTON ST.PLAZA	MA	11,007,593	5,652,368	8,961,280	12,957,593	12,663,648	25,621,241	1,482,715	24,138,526	5,733,076	2014
MEMORIAL PLAZA	MA	16,411,388	27,553,908	743,083	16,411,388	28,296,991	44,708,379	3,059,584	41,648,795	15,809,216	2014
MAIN ST. PLAZA	MA	555,898	2,139,494	-	555,898	2,139,494	2,695,392	296,143	2,399,249	1,324,212	2014
MORRISSEY PLAZA	MA	4,097,251	3,751,068	-	4,097,251	3,751,068	7,848,319	695,001	7,153,318	3,033,988	2014
GLENDALE SQUARE	MA	4,698,891	7,141,090	276,270	4,698,891	7,417,360	12,116,251	1,140,566	10,975,685	5,474,019	2014
FALMOUTH PLAZA	MA	2,361,071	13,065,817	847,281	2,361,071	13,913,098	16,274,169	1,696,974	14,577,195	7,703,065	2014
WAVERLY PLAZA	MA	1,215,005	3,622,911	60,809	1,203,205	3,695,520	4,898,725	611,406	4,287,319	2,231,974	2014
FESTIVAL OF HYANNIS S.C.	MA	15,038,197	40,682,853	1,488,072	15,038,197	42,170,925	57,209,122	7,155,488	50,053,634	-	2014
FELLSWAY PLAZA	MA	5,300,388	11,013,543	127,563	5,300,388	11,141,106	16,441,494	1,536,348	14,905,146	6,535,377	2014
DEL ALBA PLAZA	MA	3,163,033	8,967,874	19,995	3,163,033	8,987,869	12,150,902	908,085	11,242,817	7,628,034	2014
NORTH QUINCY PLAZA	MA	6,332,542	17,954,110	(991,929)	3,894,436	19,400,287	23,294,723	2,035,103	21,259,620	-	2014
ADAMS PLAZA	MA	2,089,363	3,226,648	(40,155)	2,089,363	3,186,493	5,275,856	391,361	4,884,495	1,813,396	2014
BROADWAY PLAZA	MA	6,485,065	343,422	-	6,485,065	343,422	6,828,487	92,703	6,735,784	2,782,925	2014
VINNIN SQUARE PLAZA	MA	5,545,425	16,324,060	(150,434)	5,545,425	16,173,626	21,719,051	2,699,267	19,019,784	8,834,315	2014
PARADISE PLAZA	MA	4,183,038	12,194,885	1,151,422	4,183,038	13,346,307	17,529,345	2,027,671	15,501,674	8,537,656	2014
BELMONT PLAZA	MA	11,104,983	848,844	-	11,104,983	848,844	11,953,827	154,335	11,799,492	5,044,171	2014
VINNIN SQUARE IN-LINE	MA	582,228	2,094,560	(38,716)	582,228	2,055,844	2,638,072	234,248	2,403,824	-	2014
LINDEN PLAZA	MA	4,628,215	3,535,431	655,320	4,628,215	4,190,751	8,818,966	759,317	8,059,649	3,418,968	2014
NORTH AVE. PLAZA	MA	1,163,875	1,194,673	15,933	1,163,875	1,210,606	2,374,481	205,892	2,168,589	869,967	2014
WASHINGTON ST. S.C.	MA	7,380,918	9,987,119	1,786,055	7,380,918	11,773,174	19,154,092	1,233,520	17,920,572	6,053,938	2014
MILL ST. PLAZA	MA	4,195,024	6,203,410	136,079	4,195,024	6,339,489	10,534,513	914,061	9,620,452	3,958,596	2014
FULLERTON PLAZA	MD	14,237,901	6,743,980	524,940	14,237,901	7,268,920	21,506,821	1,006,841	20,499,980	-	2014
GREENBRIER S.C.	MD	8,891,468	30,304,760	149,632	8,891,468	30,454,392	39,345,860	3,668,094	35,677,766	-	2014
INGLESIDE S.C.	MD	10,416,726	17,889,235	(2,058)	10,416,726	17,887,177	28,303,903	2,712,912	25,590,991	-	2014
ROLLING ROAD PLAZA	MD	2,510,395	11,930,217	(4,309,151)	1,694,305	8,437,156	10,131,461	1,239,336	8,892,125	-	2015
SECURITY SQUARE SHOPPING CTR.	MD	5,342,463	15,147,024	(3,326,568)	4,550,533	12,612,386	17,162,919	1,779,927	15,382,992	-	2014
WILKENS BELTWAY PLAZA	MD	9,948,235	22,125,942	280,251	9,948,235	22,406,193	32,354,428	5,095,879	27,258,549	-	2014
YORK ROAD PLAZA	MD	4,276,715	37,205,757	80,167	4,276,715	37,285,924	41,562,639	4,110,990	37,451,649	-	2014
PUTTY HILL PLAZA	MD	4,192,152	11,112,111	555,260	4,192,152	11,667,371	15,859,523	2,728,389	13,131,134	-	2013
SNOWDEN SQUARE S.C.	MD	1,929,402	4,557,934	5,155,349	3,326,422	8,316,263	11,642,685	1,577,155	10,065,530	-	2012
COLUMBIA CROSSING	MD	3,612,550	34,344,509	336,277	3,612,550	34,680,786	38,293,336	3,391,814	34,901,522	-	2015
DORSEY'S SEARCH VILLAGE CENTER	MD	6,321,963	27,996,087	83,766	6,321,963	28,079,853	34,401,816	2,501,718	31,900,098	-	2015
HICKORY RIDGE	MD	7,183,646	26,947,776	486,138	7,183,646	27,433,914	34,617,560	3,037,925	31,579,635	-	2015
HICKORY RIDGE (SUNOCO)	MD	543,197	2,122,234	-	543,197	2,122,234	2,665,431	266,003	2,399,428	-	2015
KINGS CONTRIVANCE	MD	9,308,349	31,759,940	503,400	9,308,349	32,263,340	41,571,689	3,907,886	37,663,803	-	2014
HARPER'S CHOICE	MD	8,429,284	18,373,994	434,377	8,429,284	18,808,371	27,237,655	2,194,028	25,043,627	-	2015
WILDE LAKE	MD	1,468,038	5,869,862	25,718,069	2,577,073	30,478,896	33,055,969	8,989,662	24,066,307	-	2002
RIVERHILL VILLAGE CENTER	MD	16,825,496	23,282,222	171,904	16,825,496	23,454,126	40,279,622	4,064,952	36,214,670	-	2014
OLD BRANCH PLAZA	MD	39,779	130,716	2,117,165	121,747	2,165,913	2,287,660	431,151	1,856,509	-	2003
COLUMBIA CROSSING OUTPARCELS	MD	1,279,200	2,870,800	19,241,721	6,147,248	17,244,473	23,391,721	2,576,298	20,815,423	-	2011
COLUMBIA CROSSING II SHOP.CTR.	MD	3,137,628	19,868,075	2,632,554	3,137,628	22,500,629	25,638,257	4,218,320	21,419,937	-	2013
SHOPS AT DISTRICT HEIGHTS	MD	8,165,638	21,970,661	(1,272,892)	7,298,215	21,565,192	28,863,407	1,442,361	27,421,046	13,604,533	2015
ENCHANTED FOREST S.C.	MD	20,123,946	34,345,102	400,985	20,123,946	34,746,087	54,870,033	5,046,478	49,823,555	-	2014
SHOPPES AT EASTON	MD	6,523,713	16,402,204	(2,576,752)	5,687,500	14,661,665	20,349,165	2,061,372	18,287,793	-	2014
VILLAGES AT URBANA	MD	3,190,074	6,067	18,075,503	4,828,774	16,442,870	21,271,644	1,717,904	19,553,740	-	2003
GAITHERSBURG S.C.	MD	244,890	6,787,534	1,549,116	244,890	8,336,650	8,581,540	3,411,441	5,170,099	-	1999
KENTLANDS MARKET SQUARE	MD	20,167,048	84,615,052	359,626	20,167,048	84,974,678	105,141,726	6,980,403	98,161,323	33,484,213	2016
SHAWAN PLAZA	MD	4,466,000	20,222,367	(571,103)	4,466,000	19,651,264	24,117,264	11,145,763	12,971,501	2,998,379	2008
LAUREL PLAZA	MD	349,562	1,398,250	4,277,983	1,571,288	4,454,507	6,025,795	1,904,201	4,121,594	-	1995
LAUREL PLAZA	MD	274,580	1,100,968	173,969	274,580	1,274,937	1,549,517	1,173,495	376,022	-		1972
MILL STATION THEATER/RSTRNTS (3)	MD	23,378,543	1,089,760	25,751,974	49,084,509	1,135,768	50,220,277	119,049	50,101,228	-	2015	2016
CENTRE COURT-RETAIL/BANK	MD	1,035,359	7,785,830	65,996	1,035,359	7,851,826	8,887,185	1,332,233	7,554,952	1,705,341	2011
CENTRE COURT-GIANT	MD	3,854,099	12,769,628	-	3,854,099	12,769,628	16,623,727	2,396,262	14,227,465	5,827,854	2011
CENTRE COURT-OLD COURT/COURTYD	MD	2,279,177	5,284,577	(177)	2,279,177	5,284,400	7,563,577	1,037,897	6,525,680	-	2011
RADCLIFFE CENTER	MD	12,042,713	21,187,946	-	12,042,713	21,187,946	33,230,659	2,746,518	30,484,141	-	2014
TIMONIUM CROSSING	MD	2,525,377	14,862,817	540,195	2,525,377	15,403,012	17,928,389	2,144,459	15,783,930	-	2014
TIMONIUM SQUARE	MD	6,000,000	24,282,998	14,432,527	7,331,195	37,384,330	44,715,525	15,963,855	28,751,670	-	2003
TOWSON PLACE	MD	43,886,876	101,764,931	1,168,691	43,270,792	103,549,706	146,820,498	19,056,834	127,763,664	-	2012
WHITE LAKE COMMONS	MI	2,300,050	9,249,607	2,569,183	2,300,050	11,818,790	14,118,840	6,805,501	7,313,339	-	1996
DOWNTOWN FARMINGTON CENTER	MI	1,098,426	4,525,723	5,620,128	1,098,426	10,145,851	11,244,277	3,285,643	7,958,634	-	1993
CENTURY PLAZA	MI	178,785	925,818	893,501	178,785	1,819,319	1,998,104	1,391,481	606,623	-		1968
CROSS CREEK S.C.	MI	1,451,397	5,806,263	653,261	1,451,397	6,459,524	7,910,921	3,862,120	4,048,801	-	1993
GREEN ORCHARD SHOPPING CENTER	MI	3,682,478	14,730,060	5,961,459	3,682,478	20,691,519	24,373,997	10,568,412	13,805,585	-	1993
THE FOUNTAINS AT ARBOR LAKES	MN	28,585,296	66,699,024	13,518,386	29,485,296	79,317,410	108,802,706	27,021,705	81,781,001	-	2006
ROSEVILLE PLAZA	MN	132,842	957,340	9,881,853	1,675,667	9,296,368	10,972,035	1,826,063	9,145,972	-	2005
CREVE COUER SHOPPING CENTER	MO	1,044,598	5,475,623	1,095,602	960,814	6,655,009	7,615,823	3,135,156	4,480,667	-	1998
KIRKWOOD CROSSING	MO	-	9,704,005	14,520,796	-	24,224,801	24,224,801	15,172,754	9,052,047	-	1998
LEMAY S.C.	MO	125,879	503,510	3,673,917	451,155	3,852,151	4,303,306	1,562,794	2,740,512	-		1974
GRAVOIS PLAZA	MO	1,032,416	4,455,514	11,398,264	1,032,413	15,853,781	16,886,194	9,612,922	7,273,272	-	2008
PRIMROSE MARKET PLACE	MO	2,745,595	10,985,778	8,738,775	2,904,022	19,566,126	22,470,148	10,835,691	11,634,457	-	1994
PRIMROSE MARKETPLACE	MO	905,674	3,666,386	5,324,000	905,674	8,990,386	9,896,060	3,457,177	6,438,883	-	2002
CENTER POINT S.C.	MO	-	550,204	-	-	550,204	550,204	423,712	126,492	-	1998
KINGS HIGHWAY S.C.	MO	809,087	4,430,514	2,776,341	809,087	7,206,855	8,015,942	3,564,339	4,451,603	-	1998
OVERLAND CROSSING	MO	-	4,928,677	740,346	-	5,669,023	5,669,023	3,479,162	2,189,861	-	1997
CAVE SPRINGS S.C.	MO	1,182,194	7,423,459	7,112,686	1,563,694	14,154,645	15,718,339	10,368,503	5,349,836	-	1997
WOODLAWN MARKETPLACE	NC	919,251	3,570,981	2,740,450	919,251	6,311,431	7,230,682	3,476,390	3,754,292	-	2008
TYVOLA SQUARE	NC	-	4,736,345	7,612,562	-	12,348,907	12,348,907	9,299,343	3,049,564	-	1986
CROSSROADS PLAZA	NC	767,864	3,098,881	1,233,350	767,864	4,332,231	5,100,095	1,744,160	3,355,935	-	2000
JETTON VILLAGE SHOPPES	NC	3,875,224	10,292,231	444,020	2,143,695	12,467,780	14,611,475	2,121,243	12,490,232	-	2011
MOUNTAIN ISLAND MARKETPLACE	NC	3,318,587	7,331,413	749,369	3,818,587	7,580,782	11,399,369	1,452,069	9,947,300	-	2012
WOODLAWN SHOPPING CENTER	NC	2,010,725	5,833,626	1,691,133	2,010,725	7,524,759	9,535,484	1,204,350	8,331,134	-	2012
CROSSROADS PLAZA	NC	13,405,529	86,455,763	(198,549)	13,405,529	86,257,214	99,662,743	13,895,239	85,767,504	-	2014
QUAIL CORNERS	NC	7,318,321	26,675,644	1,361,806	7,318,321	28,037,450	35,355,771	3,168,511	32,187,260	16,323,912	2014
OAKCREEK VILLAGE	NC	1,882,800	7,551,576	(9,434,376)	-	-	-	-	-	-	1996
DAVIDSON COMMONS	NC	2,978,533	12,859,867	633,088	2,978,533	13,492,955	16,471,488	2,287,031	14,184,457	-	2012
PARK PLACE SC	NC	5,461,478	16,163,494	(484,835)	5,469,809	15,670,328	21,140,137	6,444,538	14,695,599	-	2008
MOORESVILLE CROSSING	NC	12,013,727	30,604,173	193,886	11,625,801	31,185,985	42,811,786	11,327,237	31,484,549	-	2007
PLEASANT VALLEY PROMENADE	NC	5,208,885	20,885,792	13,481,663	5,208,885	34,367,455	39,576,340	19,878,739	19,697,601	-	1993
BRENNAN STATION	NC	7,749,751	20,556,891	(637,688)	6,321,923	21,347,031	27,668,954	5,245,854	22,423,100	-	2011
BRENNAN STATION OUTPARCEL	NC	627,906	1,665,576	(162,856)	450,232	1,680,394	2,130,626	333,323	1,797,303	-	2011
CLOVERDALE PLAZA	NC	540,667	719,655	6,293,580	540,667	7,013,235	7,553,902	3,506,463	4,047,439	-		1969
WEBSTER SQUARE	NH	11,683,145	41,708,383	5,103,293	11,683,145	46,811,676	58,494,821	6,511,086	51,983,735	-	2014
WEBSTER SQUARE - DSW	NH	1,346,391	3,638,397	124,707	1,346,391	3,763,104	5,109,495	48,056	5,061,439	-	2017
WEBSTER SQUARE NORTH	NH	2,163,138	6,511,424	3,574	2,163,138	6,514,998	8,678,136	577,393	8,100,743	-	2016
ROCKINGHAM PLAZA	NH	2,660,915	10,643,660	15,108,605	3,148,715	25,264,465	28,413,180	12,080,600	16,332,580	-	2008
SHOP RITE PLAZA	NJ	2,417,583	6,364,094	1,646,439	2,417,583	8,010,533	10,428,116	7,207,932	3,220,184	-		1985
MARLTON PLAZA	NJ	-	4,318,534	105,215	-	4,423,749	4,423,749	2,376,127	2,047,622	-	1996
HILLVIEW SHOPPING CENTER	NJ	16,007,647	32,607,423	(1,255,385)	16,007,647	31,352,038	47,359,685	4,765,750	42,593,935	-	2014
GARDEN STATE PAVILIONS	NJ	7,530,709	10,801,949	20,648,695	12,203,841	26,777,512	38,981,353	6,391,860	32,589,493	-	2011
CLARK SHOPRITE 70 CENTRAL AVE	NJ	3,496,673	11,693,769	994,829	13,959,593	2,225,678	16,185,271	678,560	15,506,711	-	2013
COMMERCE CENTER WEST	NJ	385,760	1,290,080	160,534	793,595	1,042,779	1,836,374	236,451	1,599,923	-	2013
COMMERCE CENTER EAST	NJ	1,518,930	5,079,690	1,753,865	7,235,196	1,117,289	8,352,485	355,825	7,996,660	-	2013
CENTRAL PLAZA	NJ	3,170,465	10,602,845	(52,188)	5,145,167	8,575,955	13,721,122	1,835,056	11,886,066	-	2013
EAST WINDSOR VILLAGE	NJ	9,335,011	23,777,978	112,050	9,335,011	23,890,028	33,225,039	6,110,077	27,114,962	-	2008
HOLMDEL TOWNE CENTER	NJ	10,824,624	43,301,494	9,397,795	10,824,624	52,699,289	63,523,913	19,878,655	43,645,258	-	2002
COMMONS AT HOLMDEL	NJ	16,537,556	38,759,952	3,475,560	16,537,556	42,235,512	58,773,068	16,945,466	41,827,602	-	2004
PLAZA AT HILLSDALE	NJ	7,601,596	6,994,196	1,432,319	7,601,596	8,426,515	16,028,111	1,088,251	14,939,860	5,836,506	2014
MAPLE SHADE	NJ	-	9,957,611	(845,233)	-	9,112,378	9,112,378	1,084,452	8,027,926	-	2009
PLAZA AT SHORT HILLS	NJ	20,155,471	11,061,984	501,894	20,155,471	11,563,878	31,719,349	1,955,992	29,763,357	9,362,130	2014
NORTH BRUNSWICK PLAZA	NJ	3,204,978	12,819,912	25,982,405	3,204,978	38,802,317	42,007,295	18,853,759	23,153,536	-	1994
PISCATAWAY TOWN CENTER	NJ	3,851,839	15,410,851	1,251,418	3,851,839	16,662,269	20,514,108	8,445,408	12,068,700	-	1998
RIDGEWOOD S.C.	NJ	450,000	2,106,566	1,124,923	450,000	3,231,489	3,681,489	1,737,901	1,943,588	-	1993
UNION CRESCENT III	NJ	7,895,483	3,010,640	28,918,367	8,696,579	31,127,911	39,824,490	14,324,046	25,500,444	-	2007
WESTMONT PLAZA	NJ	601,655	2,404,604	12,309,854	601,655	14,714,458	15,316,113	6,544,416	8,771,697	-	1994
WILLOWBROOK PLAZA	NJ	15,320,436	40,996,874	5,392,418	15,320,436	46,389,292	61,709,728	6,087,587	55,622,141	-	2009
DEL MONTE PLAZA	NV	2,489,429	5,590,415	624,647	2,210,000	6,494,491	8,704,491	3,368,154	5,336,337	2,303,167	2006
DEL MONTE PLAZA ANCHOR PARCEL	NV	6,512,745	17,599,602	43,051	6,520,017	17,635,381	24,155,398	306,920	23,848,478	-	2017
REDFIELD PROMENADE	NV	4,415,339	32,035,192	216,060	4,415,339	32,251,252	36,666,591	4,692,954	31,973,637	-	2015
MCQUEEN CROSSINGS	NV	5,017,431	20,779,024	230,274	5,017,431	21,009,298	26,026,729	3,063,391	22,963,338	-	2015
GALENA JUNCTION	NV	8,931,027	17,503,387	130,381	8,931,027	17,633,768	26,564,795	2,425,512	24,139,283	-	2015
D'ANDREA MARKETPLACE	NV	11,556,067	29,435,364	317,620	11,556,067	29,752,984	41,309,051	8,059,654	33,249,397	11,101,966	2007
SPARKS MERCANTILE	NV	6,221,614	17,069,172	(118,794)	6,221,614	16,950,378	23,171,992	2,263,396	20,908,596	-	2015
BRIDGEHAMPTON COMMONS-W&E SIDE	NY	1,811,752	3,107,232	30,455,727	1,858,188	33,516,523	35,374,711	20,217,516	15,157,195	-		1972
OCEAN PLAZA	NY	564,097	2,268,768	8,468	564,097	2,277,236	2,841,333	860,895	1,980,438	-	2003
KINGS HIGHWAY	NY	2,743,820	6,811,268	1,841,513	2,743,820	8,652,781	11,396,601	3,442,272	7,954,329	-	2004
RALPH AVENUE PLAZA	NY	4,414,466	11,339,857	3,659,611	4,414,467	14,999,467	19,413,934	5,210,918	14,203,016	-	2004
BELLMORE S.C.	NY	1,272,269	3,183,547	1,590,605	1,272,269	4,774,152	6,046,421	1,723,088	4,323,333	-	2004
MARKET AT BAY SHORE	NY	12,359,621	30,707,802	2,944,895	12,359,621	33,652,697	46,012,318	12,244,461	33,767,857	11,915,580	2006
KEY FOOD - ATLANTIC AVE	NY	2,272,500	5,624,589	509,458	4,808,822	3,597,725	8,406,547	589,607	7,816,940	-	2012
VETERANS MEMORIAL PLAZA	NY	5,968,082	23,243,404	7,173,073	5,980,130	30,404,429	36,384,559	14,525,614	21,858,945	-	1998
BIRCHWOOD PLAZA COMMACK	NY	3,630,000	4,774,791	1,145,649	3,630,000	5,920,440	9,550,440	1,878,367	7,672,073	-	2007
ELMONT S.C.	NY	3,011,658	7,606,066	5,972,835	3,011,658	13,578,901	16,590,559	3,517,433	13,073,126	-	2004
ELMONT PLAZA	NY	-	5,119,714	-	-	5,119,714	5,119,714	574,489	4,545,225	-	2015
ELMSFORD CENTER 1	NY	4,134,273	1,193,084	-	4,134,273	1,193,084	5,327,357	153,946	5,173,411	-	2013
ELMSFORD CENTER 2	NY	4,076,403	15,598,504	949,902	4,076,403	16,548,406	20,624,809	2,454,445	18,170,364	-	2013
FRANKLIN SQUARE S.C.	NY	1,078,541	2,516,581	3,937,137	1,078,541	6,453,718	7,532,259	2,455,482	5,076,777	-	2004
AIRPORT PLAZA	NY	22,711,189	107,011,500	4,104,309	22,711,189	111,115,809	133,826,998	15,307,408	118,519,590	-	2015
KISSENA BOULEVARD SHOPPING CTR	NY	11,610,000	2,933,487	203,655	11,610,000	3,137,142	14,747,142	1,064,757	13,682,385	-	2007
HAMPTON BAYS PLAZA	NY	1,495,105	5,979,320	3,267,379	1,495,105	9,246,699	10,741,804	7,108,782	3,633,022	-	1989
HICKSVILLE PLAZA	NY	3,542,739	8,266,375	3,173,411	3,542,739	11,439,786	14,982,525	4,059,222	10,923,303	-	2004
WOODBURY CENTRE	NY	4,314,991	32,585,508	2,118,687	4,314,991	34,704,195	39,019,186	4,055,102	34,964,084	-	2015
TURNPIKE PLAZA	NY	2,471,832	5,839,416	569,888	2,471,832	6,409,304	8,881,136	1,823,043	7,058,093	-	2011
JERICHO COMMONS SOUTH	NY	12,368,330	33,071,495	3,069,537	12,368,330	36,141,032	48,509,362	10,614,231	37,895,131	8,072,228	2007
501 NORTH BROADWAY	NY	-	1,175,543	228,522	-	1,404,065	1,404,065	696,458	707,607	-	2007
MILLERIDGE INN	NY	7,500,330	481,316	11,226	7,500,000	492,872	7,992,872	23,088	7,969,784	-	2015
FAMILY DOLLAR UNION TURNPIKE	NY	909,000	2,249,775	258,033	1,056,709	2,360,099	3,416,808	461,119	2,955,689	-	2012
LITTLE NECK PLAZA	NY	3,277,254	13,161,218	5,969,866	3,277,253	19,131,085	22,408,338	6,807,167	15,601,171	-	2003
KEY FOOD - 21ST STREET	NY	1,090,800	2,699,730	(159,449)	1,669,153	1,961,928	3,631,081	262,759	3,368,322	-	2012
MANHASSET CENTER	NY	4,567,003	19,165,808	29,319,555	3,471,939	49,580,427	53,052,366	23,360,482	29,691,884	-	1999
MANHASSET CENTER(residential)	NY	950,000	-	-	950,000	-	950,000	-	950,000	-	2012
MASPETH QUEENS-DUANE READE	NY	1,872,013	4,827,940	1,036,886	1,872,013	5,864,826	7,736,839	2,060,806	5,676,033	1,698,785	2004
NORTH MASSAPEQUA S.C.	NY	1,880,816	4,388,549	(895,655)	1,623,601	3,750,109	5,373,710	2,132,828	3,240,882	-	2004
MINEOLA CROSSINGS	NY	4,150,000	7,520,692	213,964	4,150,000	7,734,656	11,884,656	2,188,151	9,696,505	-	2007
SMITHTOWN PLAZA	NY	3,528,000	7,364,098	458,948	3,528,000	7,823,046	11,351,046	2,608,077	8,742,969	-	2009
MANETTO HILL PLAZA	NY	263,693	584,031	10,728,178	263,693	11,312,209	11,575,902	6,444,252	5,131,650	-		1969
SYOSSET S.C.	NY	106,655	76,197	2,068,924	106,655	2,145,121	2,251,776	1,093,703	1,158,073	-		1990
RICHMOND S.C.	NY	2,280,000	9,027,951	19,898,449	2,280,000	28,926,400	31,206,400	12,926,031	18,280,369	-	1989
GREENRIDGE PLAZA	NY	2,940,000	11,811,964	6,443,810	3,148,424	18,047,350	21,195,774	7,549,862	13,645,912	-	1997
THE BOULEVARDE	NY	28,723,536	38,232,267	505,997	28,723,536	38,738,264	67,461,800	13,948,276	53,513,524	-	2006
FOREST AVENUE PLAZA	NY	4,558,592	10,441,408	157,648	4,558,592	10,599,056	15,157,648	3,886,146	11,271,502	-	2005
INDEPENDENCE PLAZA	NY	12,279,093	34,813,852	(2,029,722)	16,131,632	28,931,591	45,063,223	6,069,593	38,993,630	27,966,942	2014
KEY FOOD - CENTRAL AVE.	NY	2,787,600	6,899,310	(394,910)	2,603,321	6,688,679	9,292,000	936,676	8,355,324	-	2012
WHITE PLAINS S.C.	NY	1,777,775	4,453,894	2,469,097	1,777,775	6,922,991	8,700,766	2,400,611	6,300,155	-	2004
CHAMPION FOOD SUPERMARKET	NY	757,500	1,874,813	(24,388)	2,241,118	366,807	2,607,925	134,761	2,473,164	-	2012
SHOPRITE S.C.	NY	871,977	3,487,909	-	871,977	3,487,909	4,359,886	2,236,943	2,122,943	-	1998
ROMAINE PLAZA	NY	782,459	1,825,737	588,133	782,459	2,413,870	3,196,329	701,315	2,495,014	-	2005
OREGON TRAIL CENTER	OR	5,802,422	12,622,879	596,890	5,802,422	13,219,769	19,022,191	5,044,777	13,977,414	-	2009
POWELL VALLEY JUNCTION	OR	5,062,500	3,152,982	(2,508,712)	2,035,125	3,671,645	5,706,770	1,497,193	4,209,577	-	2009
JANTZEN BEACH CENTER	OR	57,575,244	102,844,429	94,230	57,578,800	102,935,103	160,513,903	2,421,022	158,092,881	-	2017
SUBURBAN SQUARE	PA	70,679,871	166,351,381	36,662,888	71,279,871	202,414,269	273,694,140	48,095,352	225,598,788	-	2007
CHIPPEWA PLAZA	PA	2,881,525	11,526,101	(2,900,632)	1,917,139	9,589,855	11,506,994	5,435,992	6,071,002	-	2000
CARNEGIE PLAZA	PA	-	3,298,908	17,747	-	3,316,655	3,316,655	1,530,764	1,785,891	-	1999
CENTER SQUARE SHOPPING CENTER	PA	731,888	2,927,551	1,200,573	691,297	4,168,715	4,860,012	2,740,132	2,119,880	-	1996
WAYNE PLAZA	PA	6,127,623	15,605,012	677,938	6,135,670	16,274,903	22,410,573	4,466,242	17,944,331	-	2008
DEVON VILLAGE	PA	4,856,379	25,846,910	4,044,439	4,856,379	29,891,349	34,747,728	6,192,928	28,554,800	-	2012
POCONO PLAZA	PA	1,050,000	2,372,628	1,539,736	1,050,000	3,912,364	4,962,364	3,219,610	1,742,754	-		1973
RIDGE PIKE PLAZA	PA	1,525,337	4,251,732	(2,602,921)	914,299	2,259,849	3,174,148	1,002,912	2,171,236	-	2008
WHITELAND - HOBBY LOBBY	PA	176,666	4,895,360	1,447,703	176,666	6,343,063	6,519,729	2,463,869	4,055,860	-	1999
WHITELAND TOWN CENTER	PA	731,888	2,927,551	59,067	731,888	2,986,618	3,718,506	1,601,396	2,117,110	-	1996
HARRISBURG EAST SHOPPING CTR.	PA	452,888	6,665,238	10,257,296	3,002,888	14,372,534	17,375,422	7,041,882	10,333,540	-	2002
TOWNSHIP LINE S.C.	PA	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,601,396	2,058,043	-	1996
HORSHAM POINT	PA	3,813,247	18,189,450	133,911	3,813,247	18,323,361	22,136,608	1,704,650	20,431,958	-	2015
HOLIDAY CENTER	PA	7,726,844	20,014,243	(4,612,312)	6,165,085	16,963,690	23,128,775	2,883,114	20,245,661	-	2015
NORRITON SQUARE	PA	686,134	2,664,535	3,940,037	774,084	6,516,622	7,290,706	4,817,076	2,473,630	-	1984
NEW KENSINGTON S.C	PA	521,945	2,548,322	862,730	521,945	3,411,052	3,932,997	3,169,521	763,476	-	1986
SEARS HARDWARE	PA	10,000	-	-	10,000	-	10,000	-	10,000	-		2015
FRANKFORD AVENUE S.C.	PA	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,601,396	2,058,043	-	1996
WEXFORD PLAZA	PA	6,413,635	9,774,600	10,074,686	6,299,299	19,963,622	26,262,921	4,282,319	21,980,602	-	2010
LINCOLN SQUARE (3)	PA	90,478,522	-	-	90,478,522	-	90,478,522	-	90,478,522	-	2017	2017
CRANBERRY TOWNSHIP-PARCEL 1&2	PA	10,270,846	30,769,592	(905,158)	6,070,254	34,065,026	40,135,280	1,950,427	38,184,853	-	2016
CROSSROADS PLAZA	PA	788,761	3,155,044	12,878,677	976,439	15,846,043	16,822,482	9,924,589	6,897,893	-	1986
SPRINGFIELD S.C.	PA	919,998	4,981,589	12,875,672	920,000	17,857,259	18,777,259	9,743,110	9,034,149	-	1983
SHREWSBURY SQUARE S.C.	PA	8,066,107	16,997,997	(1,696,030)	6,534,966	16,833,108	23,368,074	2,199,516	21,168,558	-	2014
WHITEHALL MALL	PA	-	5,195,577	-	-	5,195,577	5,195,577	2,842,026	2,353,551	-	1996
WHOLE FOODS AT WYNNEWOOD	PA	15,042,165	-	11,770,283	13,772,394	13,040,054	26,812,448	326,435	26,486,013	-		2014
SHOPPES AT WYNNEWOOD	PA	7,478,907	-	3,605,920	7,478,907	3,605,920	11,084,827	153,010	10,931,817	-		2015
WEST MARKET ST. PLAZA	PA	188,562	1,158,307	41,712	188,562	1,200,019	1,388,581	1,173,254	215,327	-	1986
REXVILLE TOWN CENTER	PR	24,872,982	48,688,161	7,302,027	25,678,064	55,185,106	80,863,170	33,091,221	47,771,949	-	2006
PLAZA CENTRO - COSTCO	PR	3,627,973	10,752,213	1,564,471	3,866,206	12,078,451	15,944,657	6,657,483	9,287,174	-	2006
PLAZA CENTRO - MALL	PR	19,873,263	58,719,179	5,962,924	19,408,112	65,147,254	84,555,366	34,622,838	49,932,528	-	2006
PLAZA CENTRO - RETAIL	PR	5,935,566	16,509,748	480,595	6,026,070	16,899,839	22,925,909	9,827,855	13,098,054	-	2006
PLAZA CENTRO - SAM'S CLUB	PR	6,643,224	20,224,758	2,375,805	6,520,090	22,723,697	29,243,787	21,967,992	7,275,795	-	2006
LOS COLOBOS - BUILDERS SQUARE	PR	4,404,593	9,627,903	1,387,483	4,461,145	10,958,834	15,419,979	9,669,563	5,750,416	-	2006
LOS COLOBOS - KMART	PR	4,594,944	10,120,147	752,678	4,402,338	11,065,431	15,467,769	10,058,014	5,409,755	-	2006
LOS COLOBOS I	PR	12,890,882	26,046,669	1,071,029	13,613,375	26,395,205	40,008,580	15,815,395	24,193,185	-	2006
LOS COLOBOS II	PR	14,893,698	30,680,556	5,395,942	15,142,300	35,827,896	50,970,196	19,767,195	31,203,001	-	2006
WESTERN PLAZA - MAYAQUEZ ONE	PR	10,857,773	12,252,522	1,308,357	11,241,993	13,176,659	24,418,652	9,284,389	15,134,263	-	2006
WESTERN PLAZA - MAYAGUEZ TWO	PR	16,874,345	19,911,045	2,174,474	16,872,647	22,087,217	38,959,864	15,126,846	23,833,018	-	2006
MANATI VILLA MARIA SC	PR	2,781,447	5,673,119	344,813	2,606,588	6,192,791	8,799,379	3,866,240	4,933,139	-	2006
PONCE TOWN CENTER	PR	14,432,778	28,448,754	4,768,662	14,903,024	32,747,170	47,650,194	16,750,683	30,899,511	-	2006
TRUJILLO ALTO PLAZA	PR	12,053,673	24,445,858	2,591,978	12,289,288	26,802,221	39,091,509	16,210,974	22,880,535	-	2006
ST. ANDREWS CENTER	SC	730,164	3,132,092	19,199,359	730,164	22,331,451	23,061,615	10,681,625	12,379,990	-		1978
WESTWOOD PLAZA	SC	1,744,430	6,986,094	9,204,220	1,726,833	16,207,911	17,934,744	4,720,254	13,214,490	-	1995
CHERRYDALE POINT	SC	5,801,948	32,055,019	1,947,764	5,801,948	34,002,783	39,804,731	8,648,264	31,156,467	-	2009
WOODRUFF SHOPPING CENTER	SC	3,110,439	15,501,117	1,146,585	3,465,199	16,292,942	19,758,141	3,332,158	16,425,983	-	2010
FOREST PARK	SC	1,920,241	9,544,875	214,354	1,920,241	9,759,229	11,679,470	1,693,776	9,985,694	-	2012
OLD TOWNE VILLAGE	TN	-	4,133,904	4,046,503	-	8,180,407	8,180,407	6,050,033	2,130,374	-		1978
CENTER OF THE HILLS	TX	2,923,585	11,706,145	1,337,767	2,923,585	13,043,912	15,967,497	5,613,606	10,353,891	-	2008
DOWLEN TOWN CENTER-II	TX	2,244,581	-	(722,251)	484,828	1,037,502	1,522,330	194,761	1,327,569	-		2002
GATEWAY STATION	TX	1,373,692	28,145,158	1,105,295	1,374,880	29,249,265	30,624,145	3,945,577	26,678,568	-	2011
LAS TIENDAS PLAZA	TX	8,678,107	-	27,150,696	7,943,925	27,884,878	35,828,803	5,860,115	29,968,688	-		2005
GATEWAY STATION PHASE II	TX	4,140,176	12,020,460	75,694	4,143,385	12,092,945	16,236,330	130,258	16,106,072	-	2017
ISLAND GATE PLAZA	TX	-	944,562	1,903,963	-	2,848,525	2,848,525	1,124,081	1,724,444	-	1997
ISLAND GATE PLAZA	TX	4,343,000	4,723,215	3,659,997	4,292,636	8,433,576	12,726,212	2,403,829	10,322,383	-	2011
CONROE MARKETPLACE	TX	18,869,087	50,756,554	(2,993,250)	10,841,611	55,790,780	66,632,391	6,209,948	60,422,443	-	2015
MONTGOMERY PLAZA	TX	10,739,067	63,065,333	(385,751)	10,738,796	62,679,853	73,418,649	8,479,431	64,939,218	28,105,799	2015
PRESTON LEBANON CROSSING	TX	13,552,180	-	26,071,137	12,163,694	27,459,623	39,623,317	6,909,545	32,713,772	-		2006
LAKE PRAIRIE TOWN CROSSING	TX	7,897,491	-	28,638,126	6,783,464	29,752,153	36,535,617	5,767,928	30,767,689	-		2006
CENTER AT BAYBROOK	TX	6,941,017	27,727,491	10,958,643	6,928,120	38,699,031	45,627,151	16,641,823	28,985,328	-	1998
CYPRESS TOWNE CENTER	TX	6,033,932	-	1,692,407	2,251,666	5,474,673	7,726,339	1,054,421	6,671,918	-		2003
CYPRESS TOWNE CENTER	TX	12,329,195	36,836,381	1,247,724	8,644,145	41,769,155	50,413,300	2,253,375	48,159,925	-	2016
CYPRESS TOWNE CENTER (PHASE II)	TX	2,061,477	6,157,862	(1,361,233)	270,374	6,587,732	6,858,106	431,425	6,426,681	-	2016
THE CENTRE AT COPPERFIELD	TX	6,723,267	22,524,551	535,094	6,723,357	23,059,555	29,782,912	2,669,083	27,113,829	-	2015
COPPERWOOD VILLAGE	TX	13,848,109	84,183,731	794,874	13,848,109	84,978,605	98,826,714	11,166,622	87,660,092	-	2015
ATASCOCITA COMMONS SHOP.CTR.	TX	16,322,636	54,587,066	625,724	16,099,004	55,436,422	71,535,426	8,061,999	63,473,427	28,528,637	2013
TOMBALL CROSSINGS	TX	8,517,427	28,484,450	573,139	7,964,894	29,610,122	37,575,016	4,373,334	33,201,682	-	2013
COPPERFIELD VILLAGE SHOP.CTR.	TX	7,827,639	34,864,441	429,207	7,827,639	35,293,648	43,121,287	4,112,160	39,009,127	-	2015
SHOPS AT VISTA RIDGE	TX	3,257,199	13,029,416	2,315,052	3,257,199	15,344,468	18,601,667	7,331,260	11,270,407	-	1998
VISTA RIDGE PLAZA	TX	2,926,495	11,716,483	2,600,033	2,926,495	14,316,516	17,243,011	7,236,985	10,006,026	-	1998
VISTA RIDGE PLAZA	TX	2,276,575	9,106,300	1,399,033	2,276,575	10,505,333	12,781,908	5,372,115	7,409,793	-	1998
KROGER PLAZA	TX	520,340	2,081,356	1,444,953	520,340	3,526,309	4,046,649	1,898,157	2,148,492	-	1995
ACCENT PLAZA	TX	500,414	2,830,835	-	500,414	2,830,835	3,331,249	1,537,166	1,794,083	-	1996
SOUTHLAKE OAKS PHASE II-480 W.	TX	3,011,260	7,703,844	103,968	3,016,617	7,802,455	10,819,072	2,779,262	8,039,810	-	2008
WOODBRIDGE SHOPPING CENTER	TX	2,568,705	6,813,716	107,746	2,568,705	6,921,462	9,490,167	1,374,785	8,115,382	-	2012
GRAND PARKWAY MARKETPLACE	TX	25,363,548	-	60,529,604	21,937,009	63,956,143	85,893,152	372,156	85,520,996	-		2014
GRAND PARKWAY MARKET PLACE II (3)	TX	13,436,447	-	29,966,997	43,403,444	-	43,403,444	-	43,403,444	-		2015
TEMPLE TOWNE CENTER	TX	609,317	2,983,262	(89,332)	609,317	2,893,930	3,503,247	305,746	3,197,501	-	2015
TEMPLE TOWNE CENTER	TX	4,909,857	25,882,414	(4,385,108)	4,105,739	22,301,424	26,407,163	4,017,296	22,389,867	-	2015
BURKE TOWN PLAZA	VA	-	43,240,068	83,175	-	43,323,243	43,323,243	6,042,467	37,280,776	-	2014
OLD TOWN PLAZA	VA	4,500,000	41,569,735	(15,697,554)	3,052,800	27,319,381	30,372,181	5,498,436	24,873,745	-	2007
SKYLINE VILLAGE	VA	10,145,283	28,764,045	225,352	10,573,875	28,560,805	39,134,680	3,390,576	35,744,104	-	2014
SUDLEY TOWNE PLAZA	VA	4,114,293	15,988,465	(9,023,711)	2,204,943	8,874,104	11,079,047	1,317,102	9,761,945	-	2015
BURLINGTON COAT CENTER	VA	670,500	2,751,375	2,661,127	670,500	5,412,502	6,083,002	1,784,315	4,298,687	-	1995
TOWNE SQUARE	VA	8,499,373	24,302,141	1,908,469	8,858,432	25,851,551	34,709,983	3,137,543	31,572,440	-	2014
POTOMAC RUN PLAZA	VA	27,369,515	48,451,209	(2,332,371)	27,369,515	46,118,838	73,488,353	13,090,432	60,397,921	-	2008
DULLES TOWN CROSSING	VA	53,285,116	104,175,738	(355,523)	53,285,116	103,820,215	157,105,331	14,810,943	142,294,388	-	2015
DOCSTONE COMMONS	VA	3,839,249	11,468,264	441,201	3,903,963	11,844,751	15,748,714	540,782	15,207,932	-	2016
DOCSTONE O/P - STAPLES	VA	1,425,307	4,317,552	(883,709)	1,167,588	3,691,562	4,859,150	210,701	4,648,449	-	2016
STAFFORD MARKETPLACE	VA	26,893,429	86,449,614	36,364	26,893,429	86,485,978	113,379,407	9,382,013	103,997,394	-	2015
GORDON PLAZA	VA	-	3,330,621	40,921	-	3,371,542	3,371,542	108,863	3,262,679	-	2017
AUBURN NORTH	WA	7,785,841	18,157,625	7,542,304	7,785,841	25,699,929	33,485,770	7,113,252	26,372,518	-	2007
THE MARKETPLACE AT FACTORIA	WA	60,502,358	92,696,231	4,443,162	60,502,358	97,139,393	157,641,751	18,626,509	139,015,242	56,189,197	2013
FRONTIER VILLAGE SHOPPING CTR.	WA	10,750,863	35,671,801	96,299	10,750,863	35,768,100	46,518,963	6,231,338	40,287,625	-	2012
GATEWAY SHOPPING CENTER	WA	6,937,929	11,270,322	303,983	6,937,929	11,574,305	18,512,234	689,626	17,822,608	-	2016
OLYMPIA WEST OUTPARCEL	WA	360,000	799,640	100,360	360,000	900,000	1,260,000	125,262	1,134,738	-	2012
FRANKLIN PARK COMMONS	WA	5,418,825	11,988,657	1,031,639	5,418,825	13,020,296	18,439,121	1,691,466	16,747,655	-	2015
SILVERDALE PLAZA	WA	3,875,013	32,894,027	86,051	3,755,613	33,099,478	36,855,091	5,485,432	31,369,659	-	2012
OTHER PROPERTY INTERESTS
KEY BANK BUILDING	NY	1,500,000	40,486,755	(11,999,846)	655,798	29,331,111	29,986,909	19,024,009	10,962,900	-	2006
EL MIRAGE	AZ	6,786,441	503,987	130,064	6,786,441	634,051	7,420,492	86,961	7,333,531	-		2008
ASANTE RETAIL CENTER	AZ	8,702,635	3,405,683	2,866,808	11,039,472	3,935,654	14,975,126	501,713	14,473,413	-		2004
SURPRISE SPECTRUM	AZ	4,138,760	94,572	1,035	4,138,760	95,607	4,234,367	13,456	4,220,911	-		2008
LAKE WALES S.C.	FL	601,052	-	-	601,052	-	601,052	-	601,052	-	2009
PLANTATION CROSSING	FL	7,524,800	-	(5,516,183)	2,008,617	-	2,008,617	-	2,008,617	-		2005
MILTON, FL	FL	1,275,593	-	(423,450)	852,143	-	852,143	-	852,143	-	2007
LOWES S.C.	FL	1,620,203	-	(406,657)	507,530	706,016	1,213,546	706,016	507,530	-	2007
TREASURE VALLEY	ID	6,501,240	-	(4,426,611)	962,721	1,111,908	2,074,629	1,106,073	968,556	-		2005
TOWN & COUNTRY S.C.	IL	315,387	422,905	(85,154)	230,233	422,905	653,138	386,014	267,124	-	1972
22ND STREET PLAZA OUTPARCEL	IL	-	99,640	1,071,530	-	1,171,170	1,171,170	81,873	1,089,297	-	2001
MARKETPLACE OF OAKLAWN	IL	-	678,668	108,483	-	787,151	787,151	748,798	38,353	-	1998
LINWOOD-INDIANAPOLIS	IN	31,045	-	-	31,045	-	31,045	-	31,045	-	1991
BAYOU WALK	LA	4,586,895	10,836,007	(4,291,095)	2,993,728	8,138,079	11,131,807	2,830,013	8,301,794	12,414,563	2010
FLINT - VACANT LAND	MI	101,424	-	-	101,424	-	101,424	-	101,424	-	2012
CHARLOTTE SPORTS & FITNESS CTR	NC	500,754	1,858,643	479,046	500,754	2,337,689	2,838,443	1,760,102	1,078,341	-	1986
SENATE/HILLSBOROUGH CROSSI	NC	519,395	-	-	519,395	-	519,395	-	519,395	-	2003
WAKEFIELD COMMONS III	NC	6,506,450	-	(5,397,400)	1,475,214	(366,164)	1,109,050	197,785	911,265	-		2001
WAKEFIELD CROSSINGS	NC	3,413,932	-	(3,017,959)	336,236	59,737	395,973	8,287	387,686	-		2001
HILLSBOROUGH PROMENADE	NJ	11,886,809	-	(6,632,045)	5,006,054	248,710	5,254,764	30,796	5,223,968	-		2001
NORTHPORT LAND PARCEL	NY	-	14,460	49,179	-	63,639	63,639	-	63,639	-	2012
MERRY LANE (PARKING LOT)	NY	1,485,531	1,749	288,651	1,485,531	290,400	1,775,931	-	1,775,931	-	2007
JERICHO ATRIUM	NY	10,624,099	20,065,496	364,026	10,624,099	20,429,522	31,053,621	3,284,297	27,769,324	-	2016
BIRCHWOOD PARK	NY	3,507,162	4,126	(1,510,445)	2,000,000	843	2,000,843	843	2,000,000	-	2007
STATEN ISLAND PLAZA	NY	5,600,744	6,788,460	(2,981,672)	9,407,532	-	9,407,532	-	9,407,532	-	2005
KENT CENTER	OH	2,261,530	-	(1,826,497)	435,033	-	435,033	-	435,033	-	1995
HIGH PARK CTR RETAIL	OH	3,783,875	-	(2,778,460)	921,704	83,711	1,005,415	37,907	967,508	-		2001
MCMINNVILLE PLAZA	OR	4,062,327	-	991,482	4,062,327	991,482	5,053,809	96,213	4,957,596	-		2006
HOSPITAL GARAGE & MED. OFFICE	PA	-	30,061,177	59,094	-	30,120,271	30,120,271	9,096,746	21,023,525	-	2004
COULTER AVE. PARCEL	PA	577,630	1,348,019	11,877,439	13,444,154	358,934	13,803,088	10,436	13,792,652	-	2015
MORRISVILLE S.C.	PA	340,000	1,360,000	(1,669,238)	30,762	-	30,762	-	30,762	-	1996
HICKORY RIDGE COMMONS	TN	596,347	2,545,033	(2,457,560)	683,820	-	683,820	-	683,820	-	2000
BLUE RIDGE	Various	12,346,900	71,529,796	(35,874,424)	6,069,109	41,933,163	48,002,272	20,764,707	27,237,565	6,595,242	2005
MICROPROPERTIES	Various	528,534	1,090,980	-	528,534	1,090,980	1,619,514	211,709	1,407,805	-	2012
BALANCE OF PORTFOLIO (4)	Various	1,907,182	65,127,208	(9,296,277)	(99,898)	57,838,011	57,738,113	30,663,071	27,075,042	-

TOTALS		$3,232,368,780	$7,876,947,274	$1,544,128,944	$3,366,655,421	$9,286,789,577	$12,653,444,998	$2,433,052,747	$10,220,392,251	$882,787,275

(1) The negative balance for costs capitalized subsequent to acquisition could include parcels/out-parcels sold, assets held-for-sale, provision for losses and/or demolition of part of a property for redevelopment.

(2) Includes fair market value of debt adjustments, net and deferred financing costs, net.
(3) Shopping center includes active real estate under development project or land held for development.
(4) Includes fixtures, leasehold improvements and other costs capitalized.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements (in years)	15	to	50
Fixtures, building and leasehold improvements (including certain identified intangible assets)	Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $10.3 billion at December 31, 2017.

The changes in total real estate assets for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Balance, beginning of period	$12,008,075,148	$11,568,809,126	$10,018,225,775
Additions during period:
Acquisitions	438,125,265	181,719,189	278,401,182
Improvements	414,955,609	217,668,292	191,662,698
Transfers from unconsolidated joint ventures	329,194,717	615,511,560	1,673,542,610
Change in exchange rate	1,035,816	598,744	-
Deductions during period:
Sales	(315,954,464)	(391,758,149)	(507,185,370)
Assets held for sale	(56,187,719)	(12,608,829)	(587,007)
Adjustment of fully depreciated assets	(107,660,366)	(80,660,536)	(56,774,522)
Adjustment of property carrying values	(58,139,008)	(91,204,249)	(18,432,226)
Change in exchange rate	-	-	(10,044,014)
Balance, end of period	$12,653,444,998	$12,008,075,148	$11,568,809,126

The changes in accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Balance, beginning of period	$2,278,291,645	$2,115,319,888	$1,955,405,720
Additions during period:
Depreciation for year	368,919,387	344,179,201	333,948,605
Change in exchange rate	-	366,068	-
Deductions during period:
Sales	(86,798,173)	(97,888,608)	(116,864,875)
Assets held for sale	(19,699,746)	(3,482,974)	-
Adjustment of fully depreciated assets	(107,660,366)	(80,660,536)	(56,774,522)
Change in exchange rate	-	-	(395,040)
Balance, end of period	$2,433,052,747	$2,278,291,645	$2,115,319,888

Reclassifications:
Certain Amounts in the Prior Period Have Been Reclassified in Order to Conform with the Current Period's Presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2017
(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Original Face Amount of Mortgages (b)	Carrying Amount of Mortgages (b) (c)	Principal Amount of Loans Subject to Delinquent Principal or Interest

Mortgage Loans:
Retail
Toronto, ON	7.00%	May-18	P& I	$-	$5,319	$5,058	$-
Westport, CT	6.50%	Mar-33	I	-	5,014	5,014	-
Las Vegas, NV	12.00%	May-33	I	-	3,075	3,075	-
Miami, FL	7.57%	Jun-19	P& I	-	3,966	1,919	-
Miami, FL	7.57%	Jun-19	P& I	-	4,201	1,850	-
Miami, FL	7.57%	Jun-19	P& I	-	3,678	1,775	-
Nonretail
Oakbrook Terrace, IL	6.00%	Dec-24	I	-	1,950	1,950	-
Individually < 3% (d)	(e)	(f)	P&I	-	2,475	828	-
				$-	$29,678	$21,469	$-
Other Financing Loans:
Nonretail
Individually < 3%	2.28%	Apr-27	P&I	$-	$600	$369	$-
				$-	$30,278	$21,838	$-

(a)	I = Interest only; P&I = Principal & Interest.
(b)	The instruments actual cash flows are denominated in U.S. dollars and Canadian dollars as indicated by the geographic location above
(c)	The aggregate cost for Federal income tax purposes was approximately $21.8 million as of December 31, 2017.
(d)	Comprised of three separate loans with original loan amounts ranging from $0.1 million to $0.4 million.
(e)	Interest rates range from 6.88% to 7.41%.
(f)	Maturity dates range from October 2019 to December 2030.

For a reconciliation of mortgage and other financing receivables from January 1, 2015 to December 31, 2017, see Footnote 10 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The Company feels it is not practicable to estimate the fair value of each receivable as quoted market prices are not available.

The cost of obtaining an independent valuation on these assets is deemed excessive considering the materiality of the total receivables.