Form 10-Q
period 2018-03-31
KIMCO REALTY CORP
filed 2018-04-27
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 16, 2018, the registrant had 424,897,242 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	March 31,	December 31,
	2018	2017
Assets:
Operating real estate, net of accumulated depreciation of $2,440,836 and $2,433,053, respectively	$9,362,899	$9,817,875
Investments in and advances to real estate joint ventures	560,068	483,861
Real estate under development	465,682	402,518
Other real estate investments	203,905	217,584
Mortgages and other financing receivables	21,376	21,838
Cash and cash equivalents	218,313	238,513
Marketable securities	11,627	13,265
Accounts and notes receivable, net	184,533	189,757
Other assets	344,099	378,515
Total assets (1)	$11,372,502	$11,763,726

Liabilities:
Notes payable, net	$4,597,967	$4,596,140
Mortgages payable, net	499,355	882,787
Dividends payable	132,209	128,892
Other liabilities	624,423	617,617
Total liabilities (2)	5,853,954	6,225,436
Redeemable noncontrolling interests	16,146	16,143

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,996,240 shares, 42,580 and 41,200 shares issued and outstanding (in series), respectively; Aggregate liquidation preference $1,064,500 and $1,030,000, respectively	43	41
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 424,899,762 and 425,646,380 shares, respectively	4,249	4,256
Paid-in capital	6,164,185	6,152,764
Cumulative distributions in excess of net income	(743,845)	(761,337)
Accumulated other comprehensive loss	(66)	(1,480)
Total stockholders' equity	5,424,566	5,394,244
Noncontrolling interests	77,836	127,903
Total equity	5,502,402	5,522,147
Total liabilities and equity	$11,372,502	$11,763,726

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2018 and December 31, 2017 of $111,268 and $644,990, respectively. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at March 31, 2018 and December 31, 2017 of $114,617 and $417,688, respectively. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Revenues
Revenues from rental properties	$230,415	$227,711
Reimbursement income	63,716	58,129
Other rental property income	5,586	3,551
Management and other fee income	4,361	4,197

Total revenues	304,078	293,588

Operating expenses
Rent	2,818	2,783
Real estate taxes	40,434	38,269
Operating and maintenance	43,331	42,574
General and administrative	22,398	22,230
Provision for doubtful accounts	2,131	1,404
Impairment charges	7,646	1,617
Depreciation and amortization	81,382	92,074
Total operating expenses	200,140	200,951

Operating income	103,938	92,637

Other income/(expense)
Other income, net	6,179	1,273
Interest expense	(49,943)	(46,482)
Income from continuing operations before income taxes, net, equity in income of joint ventures, net, gain on change in control of interests and equity in income from other real estate investments, net	60,174	47,428

(Provision)/benefit for income taxes, net	(52)	493
Equity in income of joint ventures, net	16,913	14,733
Gain on change in control of interests	-	10,188
Equity in income of other real estate investments, net	9,976	3,687

Income from continuing operations	87,011	76,529

Gain on sale of operating properties/change in control of interests	56,971	1,686

Net income	143,982	78,215

Net loss/(income) attributable to noncontrolling interests	108	(1,482)

Net income attributable to the Company	144,090	76,733

Preferred dividends	(14,589)	(11,555)

Net income available to the Company's common shareholders	$129,501	$65,178

Per common share:
Net income available to the Company:
-Basic	$0.30	$0.15
-Diluted	$0.30	$0.15

Weighted average shares:
-Basic	423,404	423,381
-Diluted	424,521	424,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017

Net income	$143,982	$78,215
Other comprehensive income:
Change in unrealized gain related to available-for-sale securities	-	28
Change in unrealized loss on interest rate swap	278	188
Change in foreign currency translation adjustments	-	503
Other comprehensive income	278	719

Comprehensive income	144,260	78,934

Comprehensive loss/(income) attributable to noncontrolling interests	108	(1,482)

Comprehensive income attributable to the Company	$144,368	$77,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

(in thousands)

	Cumulative	Accumulated
	Distributions	Other						Total
	in Excess	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	of Net Income	Income/(Loss)	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance at January 1, 2017	$(676,867)	$5,766	32	$32	425,034	$4,250	$5,922,958	$5,256,139	$146,735	$5,402,874
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	2,310	2,310
Comprehensive income:
Net income	76,733	-	-	-	-	-	-	76,733	1,482	78,215
Other comprehensive income:
Change in unrealized gain related to available-for-sale securities	-	28	-	-	-	-	-	28	-	28
Change in unrealized loss on interest rate swap	-	188	-	-	-	-	-	188	-	188
Change in foreign currency translation adjustments	-	503	-	-	-	-	-	503	-	503

Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,066)	(1,066)
Dividends ($0.27 per common share; $0.3750 per
Class I Depositary Share, $0.3438 per
Class J Depositary Share, and $0.3516 per
Class K Depositary Share, respectively)	(126,476)	-	-	-	-	-	-	(126,476)	-	(126,476)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,250)	(1,250)
Issuance of common stock	-	-	-	-	776	8	(8)	-	-	-
Surrender of restricted stock	-	-	-	-	(200)	(2)	(4,989)	(4,991)	-	(4,991)
Exercise of common stock options	-	-	-	-	30	-	560	560	-	560
Amortization of equity awards	-	-	-	-	-	-	8,651	8,651	-	8,651
Balance at March 31, 2017	$(726,610)	$6,485	32	$32	425,640	$4,256	$5,927,172	$5,211,335	$148,211	$5,359,546
Balance at December 31, 2017, as previously reported	$(761,337)	$(1,480)	41	$41	425,646	$4,256	$6,152,764	$5,394,244	$127,903	$5,522,147
Impact of change in accounting principles
ASU 2017-05 (1)	8,098	-	-	-	-	-	-	8,098	-	8,098
ASU 2016-01 (1)	(1,136)	1,136	-	-	-	-	-	-	-	-
Balance at January 1, 2018, as adjusted	$(754,375)	$(344)	41	$41	425,646	$4,256	$6,152,764	$5,402,342	$127,903	$5,530,245
Comprehensive income:
Net income	144,090	-	-	-	-	-	-	144,090	(108)	143,982
Other comprehensive income:								-		-
Change in unrealized loss on interest rate swap	-	278	-	-	-	-	-	278	-	278
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(92)	(92)
Dividends ($0.28 per common share; $0.3750 per
Class I Depositary Share, $0.3438 per
Class J Depositary Share, $0.3516 per
Class K Depositary Share, $0.3203 per
Class L Depositary Share and $0.3281 per
Class M Depositary Share, respectively)	(133,560)	-	-	-	-	-	-	(133,560)	-	(133,560)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,472)	(1,472)
Issuance of common stock	-	-	-	-	1,075	11	(11)	-	-	-
Repurchase of common stock	-	-	-	-	(1,600)	(16)	(24,260)	(24,276)	-	(24,276)
Surrender of restricted stock	-	-	-	-	(224)	(2)	(3,372)	(3,374)	-	(3,374)
Exercise of common stock options	-	-	-	-	3	-	30	30	-	30
Amortization of equity awards	-	-	-	-	-	-	4,719	4,719	-	4,719
Issuance of preferred stock	-	-	2	2	-	-	33,112	33,114	-	33,114
Acquisition/deconsolidation of noncontrolling interests	-	-	-	-	-	-	1,203	1,203	(48,395)	(47,192)
Balance at March 31, 2018	$(743,845)	$(66)	43	$43	424,900	$4,249	$6,164,185	$5,424,566	$77,836	$5,502,402

(1)

Represents the impact of change in accounting principles for its respective Accounting Standard Updates ("ASU"). See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for additional disclosure.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017

Cash flow from operating activities:
Net income	$143,982	$78,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,382	92,074
Impairment charges	7,646	1,617
Equity award expense	5,182	9,631
Gain on sale of operating properties/change in control of interests	(56,971)	(1,686)
Gain on change in control of interests	-	(10,188)
Equity in income of joint ventures, net	(16,913)	(14,733)
Equity in income of other real estate investments, net	(9,976)	(3,687)
Distributions from joint ventures and other real estate investments	34,661	13,258
Change in accounts and notes receivable	5,224	5,769
Change in accounts payable and accrued expenses	10,371	7,885
Change in other operating assets and liabilities	(12,309)	(21,103)
Net cash flow provided by operating activities	192,279	157,052

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(3,337)	(38,390)
Improvements to operating real estate	(40,384)	(30,053)
Acquisition of real estate under development	(4,592)	(10,010)
Improvements to real estate under development	(54,934)	(44,434)
Proceeds from sale/repayments of marketable securities	129	457
Investments in and advances to real estate joint ventures	(5,897)	(16,874)
Reimbursements of investments in and advances to real estate joint ventures	2,431	13,523
Investments in and advances to other real estate investments	(302)	(114)
Reimbursements of investments in and advances to other real estate investments	1,344	3,779
Collection of mortgage loans receivable	335	243
Proceeds from sale of operating properties	184,633	56,498
Net cash flow provided by/(used for) investing activities	79,426	(65,375)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(161,547)	(59,100)
Principal payments on rental property debt	(3,485)	(4,544)
Repayments under the unsecured revolving credit facility, net	-	(15,042)
Proceeds from issuance of unsecured term loan/notes	-	400,000
Repayments under unsecured term loan/notes	-	(250,000)
Financing origination costs	(11)	(9,905)
Payment of early extinguishment of debt charges	-	(588)
Change in tenants' security deposits	(521)	316
Conversion/distribution of noncontrolling interests	(4,968)	(2,092)
Dividends paid	(130,241)	(126,315)
Proceeds from issuance of stock, net	33,144	561
Repurchase of common stock	(24,276)	-
Net cash flow used for financing activities	(291,905)	(66,709)

Net change in cash and cash equivalents	(20,200)	24,968
Cash and cash equivalents, beginning of the period	238,513	142,486
Cash and cash equivalents, end of the period	$218,313	$167,454

Interest paid during the period
(net of capitalized interest of $3,777 and $2,883, respectively)	$29,084	$24,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation and subsidiaries (the "Company"), affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, which are anchored generally by grocery stores, discount department stores, or drugstores. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2017 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Reclassifications -

Certain amounts in the prior period have been reclassified in order to conform with the current period’s presentation. The Company reclassified $8.3 million of costs related to property management and services of the Company’s operating properties from General and administrative to Operating and maintenance on the Company’s Condensed Consolidated Statements of Income for the three months end March 31, 2017. In addition, in conjunction with the adoption of Accounting Standard Update (“ASU”) 2014-09 discussed below, the Company reclassified $58.1 million of Reimbursement income and $3.6 million of Other rental property income from Revenues from rental properties on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2017.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its condensed consolidated financial statements.

Marketable Securities -

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance. On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). In accordance with the adoption of ASU 2016-01, the Company now recognizes changes in the fair value of equity investments with readily determinable fair values in net income. Previously, changes in fair value of the Company’s available-for-sale marketable securities were recognized in accumulated other comprehensive income (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2017, the Company had aggregate unrealized losses related to its available-for-sale marketable securities of $1.1 million, which were included in AOCI on the Company’s Condensed Consolidated Balance Sheets. In connection with the adoption of ASU 2016-01, the Company recorded a cumulative-effect adjustment of $1.1 million to its beginning retained earnings as of January 1, 2018, which is reflected in Cumulative distributions in excess of net income on the Company’s Condensed Consolidated Statements of Changes in Equity.

Revenue and Gain Recognition–

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018, for which the Company did not identify any open contracts. The Company also utilized the practical expedient for which the Company was not required to restate revenue from contracts that began and are completed within the same annual reporting period. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition (Topic 605). The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of March 31, 2018, the Company has no outstanding contract assets or contract liabilities. The adoption of this standard did not result in any material changes to the Company’s revenue recognition as compared to the previous guidance.

The Company’s primary source of revenue are leases which fall under the scope of Leases (Topic 840). The revenues which will be impacted by the adoption of Topic 606 include fees for services performed at various unconsolidated joint ventures for which the Company is the manager. These fees primarily include property and asset management fees, leasing fees, development fees and property acquisition/disposition fees. Also affected by Topic 606 are gains on sales of properties, lease termination fees and tax increment financing (“TIF”) contracts. The Company elected to disaggregate its revenue streams into the following line items on the Company’s Condensed Consolidated Statements of Income: Revenues from rental properties, Reimbursement income, Other rental property income and Management and other fee income. The Company believes that these are the proper disaggregated categories as they are the best depiction of its revenue streams both qualitatively and quantitatively.

Revenues from rental properties

Revenues from rental properties are comprised of minimum base rent, percentage rent, lease termination fee income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments. Base rental revenues from rental properties are recognized on a straight-line basis over the terms of the related leases. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recognized once the required sales level is achieved.  Rental income may also include payments received in connection with lease termination agreements.  Lease termination fee income is recognized when the lessee provides consideration in order to terminate a lease agreement in place. The performance obligation of the Company is the termination of the lease agreement which occurs upon consideration received and execution of the termination agreement. Upon acquisition of real estate operating properties, the Company estimates the fair value of identified intangible assets and liabilities (including above-market and below-market leases, where applicable).  The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases, which includes the expected renewal option period for below-market leases.

Reimbursement income

Leases typically provide for reimbursement to the Company of common area maintenance costs (“CAM”), real estate taxes and other operating expenses.  Operating expense reimbursements are recognized as earned. The lease component relating to CAM reimbursement revenue will be within the scope of Topic 606, upon the effective date of ASU 2016-02, Leases (Topic 842). See New Accounting Pronouncements below for further details.

Other rental property income

Other rental property income mainly consists of ancillary income and TIF income which totaled $5.6 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively. Ancillary income is derived through various agreements relating to parking lots, clothing bins, temporary storage, vending machines, ATMs, trash bins and trash collections, fireworks sales, etc. The majority of the revenue derived from these sources are through lease agreements/arrangements and are recognized in accordance with the lease terms described in the lease. The Company has TIF agreements with certain municipalities and receives payments in accordance with the agreement. TIF reimbursement income is recognized on a cash-basis when received.

Management and other fee income

Property management fees, property acquisition and disposition fees, construction management fees, leasing fees and asset management fees all fall within the scope of Topic 606. These fees arise from contractual agreements with third parties or with entities in which the Company has a noncontrolling interest. Management and other fee income related to partially owned entities are recognized to the extent attributable to the unaffiliated interest. Property and asset management fee income is recognized as a single performance obligation (managing the property) comprised of a series of distinct services (maintaining property, handling issues with tenants, etc.). The Company believes that the overall service of property management is substantially the same each day and has the same pattern of performance over the term of the agreement. As a result, each day of service represents a performance obligation satisfied at that point in time. These fees are recognized at the end of each period for services performed during that period, primarily billed to the customer monthly and terms for payment are payment due upon receipt.

Leasing fee income is recognized as a single performance obligation primarily upon the rent commencement date. The Company believes the leasing services it provides are similar for each available space leased and none of the individual activities necessary to facilitate the execution of each lease are distinct. These fees are billed to the customer monthly and terms for payment are payment due upon receipt.

Property acquisition and disposition fees are recognized when the Company satisfies a performance obligation by acquiring a property or transferring control of a property. These fees are billed subsequent to the acquisition or sale of the property and payment is due upon receipt.

Construction management fees are recognized as a single performance obligation (managing the construction of the project) composed of a series of distinct services.  The Company believes that the overall service of construction management is substantially the same each day and has the same pattern of performance over the term of the agreement.  As a result, each day of service represents a performance obligation satisfied at that point in time.  These fees are based on the amount spent on the construction at the end of each period for services performed during that period, primarily billed to the customer monthly and terms for payment are payment due upon receipt.

Gains on sales of operating properties/change in control of interests

On January 1, 2018, the Company also adopted ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“Topic 610”) for gains and losses from the sale and/or transfer of real estate property. The Company adopted Topic 610 using the modified retrospective approach for all contracts effective January 1, 2018. Topic 610 provides that sales of nonfinancial assets, such as real estate, are to be recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of or obtain substantially all of the remaining benefits from the asset. This generally occurs when the transaction closes and consideration is exchanged for control of the property.

In accordance with its election to apply the modified retrospective approach for all contracts, the Company recorded a cumulative-effect adjustment of $8.1 million to its beginning retained earnings as of January 1, 2018, on the Company’s Condensed Consolidated Statements of Changes in Equity and an adjustment to Investments in and advances to real estate joint ventures on the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2017, the Company had aggregate net deferred gains of $8.1 million relating to partial disposals of two operating real estate properties prior to the adoption of ASU 2017-05, of which $6.9 million was included in Investments in and advances to real estate joint ventures and $1.2 million was included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets. The Company had deferred these gains in accordance with prior guidance due to its continuing involvement in the entities which acquired the operating real estate properties.

During the three months ended March 31, 2018, the Company sold a portion of its investment in a consolidated operating property to its partner and amended the partnership agreement to provide for joint control of the entity. As a result of the amendment, the Company no longer consolidates the entity and recognized a gain on change in control of $6.8 million, in accordance with the adoption of ASU 2017-05 (See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional disclosure regarding disposals), which is included in Gain on sale of operating properties/ change in controls of interests on the Company’s Condensed Consolidated Statements of Income.

New Accounting Pronouncements –

       The following table represents ASUs to the FASB’s ASC that, as of March 31, 2018, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

ASU 2016-02, Leases (Topic 842) ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842

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

In January 2018, the FASB issued ASU 2018-01, which includes amendments to clarify land easements are within the scope of the new leases standard (Topic 842) and provide an optional transition practical expedient to not evaluate whether existing and expired land easements that were not previously accounted for as leases under current lease guidance in Topic 840 and are to be accounted for or contain leases under Topic 842. Early adoption is permitted as of the original effective date.

The FASB approved an exposure draft in March 2018 which provided lessors with a practical expedient by class of underlying assets to not separate non-lease components from the lease component. However, the practical expedient would be limited to circumstances in which: 1) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component; and, 2) the combined single lease component would be classified as an operating lease.

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

The following ASUs to the FASB’s ASC have been adopted by the Company during the quarter ended March 31, 2018:

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

		January 1, 2018	There was no material impact to the Company’s financial position and/or results of operations.

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

January 1, 2018

The Company adopted the provisions of Subtopic 610-20 using the modified retrospective approach. The Company has applied the guidance to disposals of nonfinancial assets (including real estate assets) within the scope of Subtopic 610-20, see above for impact from the adoption of this ASU.

ASU 2016-01, Financial Instruments—Overall

(Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the following:

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

The amendments clarify certain aspects of the guidance issued in ASU 2016-01, discussed below, primarily impacting the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.

January 1, 2018 Fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018.

Effective as of date of adoption, changes in fair value of the Company’s available-for-sale marketable securities are recognized in Other income, net on the Company’s Condensed Consolidated Statements of Income. See above and Footnote 9 in the Notes to the Condensed Consolidated Financial Statements for impact from the adoption of this ASU.

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

January 1, 2018

The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard, except for the lease component relating to common area maintenance (“CAM”) reimbursement revenue, which will be within the scope of this standard upon the effective date of ASU 2016-02, Leases (Topic 842).

The revenues which are within the scope of this standard include other ancillary income earned through the Company’s operating properties as well as fees for services performed at various unconsolidated joint ventures which the Company manages. These fees primarily include property and asset management fees, leasing fees, development fees and property acquisition/disposition fees. The Company believes the timing of recognition and amount of these revenues will be generally consistent with the previous recognition and measurement. See above for impact from the adoption of this ASU.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

This amendment requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. The amendment should be applied using a retrospective transition method to each period presented.

	January 1, 2018	There was no material impact to the Company’s financial position and/or results of operations.

3. Operating Property Activities

Acquisitions and Dispositions –

During January 2018, the Company acquired a land parcel adjacent to an existing shopping center located in Ardmore, PA for a purchase price of $3.4 million.

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels, in separate transactions (dollars in millions):

	Three Months Ended March 31,
	2018	2017
Aggregate sales price	$202.5	$57.8
Gain on sale of operating properties	$50.2	$1.7
Impairment charges	$2.4	$1.2
Number of operating properties sold	19	4
Number of out-parcels sold	1	2

In addition, during March 2018, the Company sold a portion of its investment in a consolidated operating property to its partner based on a gross fair value of $320.0 million, including $206.0 million of non-recourse mortgage debt, and amended the partnership agreement to provide for joint control of the entity. As a result of the amendment, the Company no longer consolidates the entity and as such, reduced noncontrolling interests by $43.8 million and recognized a gain on change in control of $6.8 million (which is recorded in Gain on sale of operating properties/change in control of interests on the Company’s Condensed Consolidated Statements of Income), in accordance with the adoption of ASU 2017-05 effective as of January 1, 2018 (See Footnote 2 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion). The Company now has an investment in this unconsolidated property of $62.4 million, included in Investments in and advances to real estate joint ventures on the Company’s Condensed Consolidated Balance Sheets. The Company’s share of this investment is subject to change and is based upon a cash flow waterfall provision within the partnership agreement (54.8% as of the date of deconsolidation).

During the three months ended March 31, 2018, the Company disposed of four land parcels, in separate transactions, for an aggregate sales price of $2.9 million, which resulted in an aggregate gain of $0.5 million, included in Other income, net on the Company’s Condensed Consolidated Statements of Income.

Impairments –

During the three months ended March 31, 2018, the Company recognized aggregate impairment charges of $7.6 million. These impairment charges consist of (i) $5.2 million related to adjustments to property carrying values for properties which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold periods for such properties and (ii) $2.4 million related to the sale of certain operating properties, as discussed above. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third party offers. See Footnote 12 to the Notes to the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

4. Real Estate Under Development

The Company is engaged in various real estate development projects for long-term investment. As of March 31, 2018, the Company had in progress a total of four active real estate development projects and two additional projects held for future development.

The costs incurred to date for these real estate development projects are as follows (in thousands):

Property Name	Location	March 31, 2018	December 31, 2017
Grand Parkway Marketplace	Spring, TX	$45,063	$43,403
Dania Pointe (1)	Dania Beach, FL	184,934	152,841
Mill Station	Owings Mills, MD	35,689	34,347
Lincoln Square	Philadelphia, PA	118,764	90,479
Avenues Walk (2)	Jacksonville, FL	48,573	48,573
Promenade at Christiana (3)	New Castle, DE	32,659	32,875
Total (4)		$465,682	$402,518

(1)

These costs include expenditures for phase I and phase II offsite and infrastructure requirements.  During the three months ended March 31, 2018, the Company acquired a parcel adjacent to this development project for a purchase price of $4.6 million.

(2)	Mixed-use project to be developed in the future.
(3)	Land held for future development.
(4)	Includes capitalized costs of interest, real estate taxes, insurance, legal costs and payroll of $31.8 million and $27.7 million, as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018, the Company capitalized (i) interest of $3.0 million, (ii) real estate taxes, insurance and legal costs of $0.7 million and (iii) payroll of $0.4 million, in connection with these real estate development projects.

5. Investments in and Advances to Real Estate Joint Ventures

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

The table below presents joint venture investments for which the Company held an ownership interest at March 31, 2018 and December 31, 2017 (in millions, except number of properties):

		March 31, 2018	December 31, 2017
Joint Venture	Ownership Interest	The Company's Investment	The Company's Investment
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2) (3)	15.0%	$185.6	$179.5
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	156.7	154.1
Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	109.0	105.0
Other Joint Venture Programs (3) (4)	Various	108.8	45.3
Total*		$560.1	$483.9

* Representing 118 property interests and 24.1 million square feet of GLA, as of March 31, 2018, and 118 property interests and 23.5 million square feet of GLA, as of December 31, 2017.

(1)

Represents four separate joint ventures, with four separate accounts managed by Prudential Global Investment Management (“PGIM”), three of these ventures are collectively referred to as KimPru and the remaining venture is referred to as KimPru II.

(2)

The Company manages these joint venture investments and, where applicable, earns property management fees, construction management fees, property acquisition and disposition fees, leasing management fees and asset management fees.

(3)

As of December 31, 2017, the Company had aggregate net deferred gains of $6.9 million relating to the disposal of operating properties prior to the adoption of ASU 2017-05. These deferred gains were included in the Company’s investment above, of which $5.1 million relates to KimPru II and $1.8 million relates to Other Joint Venture Programs. Upon adoption, the Company recorded a cumulative-effect adjustment of $6.9 million to its beginning retained earnings as of January 1, 2018 on the Company’s Condensed Consolidated Statements of Changes in Equity. See Footnote 2 to the Notes to the Company’s Condensed Consolidated Financial Statements for further detail and discussion.

(4)

During March 2018, the Company sold a portion of its investment in a consolidated operating property to its partner and amended the partnership agreement to provide for joint control of the entity. As a result of the amendment, the Company no longer consolidates the entity. The Company now has an investment in this unconsolidated property of $62.4 million. See Footnotes 2 and 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for further detail and discussion.

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
Joint Venture	2018	2017
KimPru and KimPru II	$2.9	$3.3
KIR	9.0	9.4
CPP	1.2	1.7
Other Joint Venture Programs	3.8	0.3
Total	$16.9	$14.7

During the three months ended March 31, 2018, certain of the Company’s real estate joint ventures disposed of two operating properties, in separate transactions, for an aggregate sales price of $17.1 million. These transactions resulted in an aggregate gain to the Company of $2.1 million for the three months ended March 31, 2018.

During the three months ended March 31, 2017, certain of the Company’s real estate joint ventures disposed of five operating properties, in separate transactions, for an aggregate sales price of $47.7 million. These transactions resulted in an aggregate net gain to the Company of $0.9 million, before income taxes, for the three months ended March 31, 2017. In addition, during the three months ended March 31, 2017, the Company acquired a controlling interest in two operating properties from certain joint ventures, in separate transactions, for a gross purchase price of $15.4 million.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2018 and December 31, 2017 (dollars in millions):

	As of March 31, 2018			As of December 31, 2017
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$624.4	3.77%	56.8	$625.7	3.59%	59.8
KIR	698.3	4.62%	44.6	702.0	4.60%	47.5
CPP	85.0	3.22%	1.0	84.9	2.91%	4.0
Other Joint Venture Programs	481.1	4.33%	77.7	287.6	4.41%	27.2
Total	$1,888.8			$1,700.2

* Includes extension options

6. Other Real Estate Investments

Preferred Equity Capital -

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of March 31, 2018, the Company’s net investment under the Preferred Equity Program was $188.2 million relating to 319 properties, including 306 net leased properties.  During the three months ended March 31, 2018, the Company recognized income of $10.0 million from its preferred equity investments, including $4.7 million in profit participation earned from two capital transactions. During the three months ended March 31, 2017, the Company earned $3.8 million from its preferred equity investments. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

7. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at March 31, 2018 and December 31, 2017, are 22 and 24 consolidated entities that are VIEs, respectively, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At March 31, 2018, total assets of these VIEs were $889.6 million and total liabilities were $71.7 million. At December 31, 2017, total assets of these VIEs were $1.2 billion and total liabilities were $383.5 million.

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

Additionally, included within the Company’s real estate development projects at March 31, 2018 and December 31, 2017, are two and three consolidated entities that are VIEs, respectively, for which the Company is the primary beneficiary. These entities have been established to develop real estate properties to hold as long-term investments. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investments at risk are not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At March 31, 2018, total assets of these real estate development VIEs were $296.2 million and total liabilities were $42.9 million. At December 31, 2017, total assets of these real estate development VIEs were $307.9 million and total liabilities were $34.2 million.

Substantially all the projected development costs to be funded for these two real estate development projects, aggregating $106.0 million, will be funded with capital contributions from the Company, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

All liabilities of these consolidated VIEs are non-recourse to the Company (“VIE Liabilities”). The assets of the unencumbered VIEs are not restricted for use to settle only the obligations of these VIEs. The remaining VIE assets are encumbered by third party non-recourse mortgage debt. The assets associated with these encumbered VIEs (“Restricted Assets”) are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The table below summarizes the consolidated VIEs and the classification of the Restricted Assets and VIE Liabilities on the Company’s Condensed Consolidated Balance Sheets are as follows (dollars in millions):

	As of March 31, 2018	As of December 31, 2017
Number of unencumbered VIEs	21	22
Number of encumbered VIEs	3	5
Total number of consolidated VIEs	24	27

Restricted Assets:
Real estate, net	$104.4	$627.5
Cash and cash equivalents	3.1	9.8
Accounts and notes receivable, net	1.5	3.2
Other assets	2.3	4.5
Total Restricted Assets	$111.3	$645.0

VIE Liabilities:
Mortgages payable, net	$35.9	$340.9
Other liabilities	78.7	76.8
Total VIE Liabilities	$114.6	$417.7

8. Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of March 31, 2018, the Company had a total of 11 loans aggregating $21.4 million, of which all were identified as performing loans.

9. Marketable Securities

Effective January 1, 2018, in accordance with the adoption of ASU 2016-01, the Company now recognizes changes in the fair value of equity investments with readily determinable fair values in net income. In addition, the Company recorded a cumulative-effect adjustment of $1.1 million to its beginning retained earnings as of January 1, 2018, which is reflected in Cumulative distributions in excess of net income on the Company’s Condensed Consolidated Statements of Changes in Equity, to reclassify unrealized losses previously reported in AOCI for available-for-sale marketable securities. Also, during the three months ended March 31, 2018, the Company recognized a net loss on changes in fair value of its available-for-sale marketable securities of $1.5 million in Other income, net on the Company’s Condensed Consolidated Statements of Income.

10. Mortgages Payable

During the three months ended March 31, 2018, the Company (i) deconsolidated $206.0 million of individual non-recourse mortgage debt relating to an operating property for which the Company no longer has a controlling interest in and (ii) repaid $161.9 million of maturing mortgage debt (including fair market value adjustments of $0.4 million) that encumbered two operating properties.

Additionally, during the three months ended March 31, 2018, the Company disposed of an encumbered property through foreclosure. The transaction resulted in a net decrease in mortgage debt of $12.4. In addition, the Company recognized a gain on forgiveness of debt of $4.3 million and relief of accrued interest of $3.4 million, both of which are included in Other income, net in the Company’s Condensed Consolidated Statements of Income.

11. Noncontrolling Interests

      Noncontrolling interests represent the portion of equity that the Company does not own in entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a VIE in accordance with the provisions of the FASB’s Consolidation guidance.  The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Condensed Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Condensed Consolidated Statements of Income.  During the three months ended March 31, 2018, there were various transactions that had an impact on noncontrolling interest. See Footnotes 3 and 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding specific transactions.

In addition, during the three months ended March 31, 2018, the Company acquired its partners’ interest in three consolidated entities, in two separate transactions, for an aggregate purchase price of $3.4 million. These transactions resulted in a net decrease in Noncontrolling interest of $4.6 million and a corresponding net increase in Paid-in capital of $1.2 million on the Company’s Condensed Consolidated Balance Sheets. There are no remaining partners in two of these consolidated entities.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes payable, net (1)	$4,597,967	4,418,144	$4,596,140	$4,601,479
Mortgages payable, net (2)	$499,355	494,366	$882,787	$881,427

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its Credit Facility was classified within Level 3 of the fair value hierarchy.  The estimated fair value amounts classified as Level 2 as of March 31, 2018 and December 31, 2017, were $4.4 billion and $4.6 billion, respectively. The estimated fair value amounts classified as Level 3 as of March 31, 2018 and December 31, 2017, were $2.2 million and $1.9 million, respectively.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of  March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2018	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$10,334	$10,334	$-	$-
Liabilities:
Interest rate swaps	$66	$-	$66	$-

	Balance at December 31, 2017	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$11,936	$11,936	$-	$-
Liabilities:
Interest rate swaps	$344	$-	$344	$-

Assets measured at fair value on a non-recurring basis during the three months ended March 31, 2018 and the year ended December 31, 2017, are as follows (in thousands):

	Balance at March 31, 2018	Level 1	Level 2	Level 3

Real estate	$104,850	$-	$-	$104,850
Investments in real estate joint ventures (1)	$62,429	$-	$-	$62,429

	Balance at December 31, 2017	Level 1	Level 2	Level 3

Real estate	$108,313	$-	$-	$108,313

(1)	Fair value measurement as of date of deconsolidation. See Footnotes 3 and 5 to the Notes to the Company’s Condensed Consolidated Financial Statements for further detail and discussion.

During the three months ended March 31, 2018 and 2017, the Company recognized impairment charges related to adjustments to property carrying values of $7.6 million and $1.6 million, respectively. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third party offers for which the Company does not have access to the unobservable inputs used to determine these estimated fair values. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion regarding impairment charges).

13. Preferred Stock and Common Stock

The Company’s outstanding Preferred Stock is detailed below:

As of March 31, 2018
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class I	18,400	7,000	$175,000	6.000%	$1.50000	$1.00	3/20/2017
Class J	9,000	9,000	225,000	5.500%	$1.37500	$1.00	7/25/2017
Class K	8,050	7,000	175,000	5.625%	$1.40625	$1.00	12/7/2017
Class L	10,350	9,000	225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M (1)	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		42,580	$1,064,500

(1)

During January 2018, the underwriting financial institutions for the Class M issuance elected to exercise the over-allotment option and as a result, the Company issued an additional 1,380,000 Class M Depositary Shares, each representing a one-thousandth fractional interest in a share of the Company's 5.250% Class M Cumulative Redeemable Preferred Stock, $1.00 par value per share. The Company received net proceeds before expenses of $33.4 million from this over-allotment issuance.

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

During February 2018, the Company’s Board of Directors authorized a share repurchase program, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. During the three months ended March 31, 2018, the Company repurchased 1,600,000 shares for aggregate purchase price of $24.3 million. As of March 31, 2018, the Company had $275.7 million available under this common share repurchase program.

14. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017
Disposition of real estate interests by foreclosure of debt	$7,444	$-
Forgiveness of debt due to foreclosure	$12,415	$-
Surrender of restricted common stock	$3,374	$4,991
Declaration of dividends paid in succeeding period	$132,209	$124,680
Capital expenditures accrual	$84,932	$34,386
Deemed contribution from noncontrolling interest	$-	$10,000
Consolidation of Joint Ventures:
Increase in real estate and other assets	$-	$15,061
Increase in mortgages payable, other liabilities and noncontrolling interests	$-	$1,270
Deconsolidation of Joint Ventures:
Decrease in real estate and other assets	$300,299	$-
Increase in investments in and advances to real estate joint ventures	$62,429	$-
Decrease in mortgages payable, other liabilities and noncontrolling interests	$248,274	$-

15. Incentive Plans

The Company accounts for equity awards in accordance with FASB’s Compensation – Stock Compensation guidance which requires that all share based payments to employees, including grants of employee stock options, restricted stock and performance shares, be recognized in the Condensed Consolidated Statements of Income over the service period based on their fair values. Fair value is determined, depending on the type of award, using either the Black-Scholes option pricing formula or the Monte Carlo method for performance shares, both of which are intended to estimate the fair value of the awards at the grant date. Fair value of restricted shares is calculated based on the price on the date of grant.

The Company recognized expenses associated with its equity awards of $5.2 million and $9.6 million for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, the Company had $42.3 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.3 years.

16. Accumulated Other Comprehensive Income

In accordance with the adoption of ASU 2016-01, the Company recorded a cumulative-effect adjustment of $1.1 million to beginning retained earnings as of January 1, 2018, which is reflected in Cumulative distributions in excess of net income on the Company’s Condensed Consolidated Statements of Changes in Equity, to reclassify unrealized losses previously reported in AOCI for available-for-sale marketable securities (See Footnotes 2 and 9 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional disclosure).

The following tables display the change in the components of accumulated other comprehensive income for the three months ended March 31, 2018 and 2017 (in thousands):

Unrealized Loss on Interest Rate Swaps
Balance as of January 1, 2018, as adjusted	$(344)
Other comprehensive income before reclassifications	278
Amounts reclassified from AOCI	-
Net current-period other comprehensive income
Balance as of March 31, 2018	$(66)

	Foreign Currency Translation Adjustments	Unrealized Gains Related to Available- for-Sale Securities	Unrealized Loss on Interest Rate Swaps	Total
Balance as of January 1, 2017	$6,335	$406	$(975)	$5,766
Other comprehensive income before reclassifications	503	28	188	719
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income	503	28	188	719
Balance as of March 31, 2017	$6,838	$434	$(787)	$6,485

17. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended
	March 31,
	2018	2017
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$129,501	$65,178
Earnings attributable to participating securities	(599)	(531)
Net income available to the Company’s common shareholders for basic earnings per share	128,902	64,647
Distributions on convertible units	244	-
Net income available to the Company’s common shareholders for diluted earnings per share	$129,146	$64,647

Weighted average common shares outstanding – basic	423,404	423,381
Effect of dilutive securities (1):
Equity awards	287	765
Assumed conversion of convertible units	830	-
Weighted average common shares outstanding – diluted	424,521	424,146

Net income available to the Company's common shareholders:
Basic earnings per share	$0.30	$0.15
Diluted earnings per share	$0.30	$0.15

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 3.3 million and 3.4 million stock options that were not dilutive as of March 31, 2018 and 2017, respectively, and 1.9 million shares of restricted stock that were not dilutive as of March 31, 2018.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations and management’s ability to estimate the impact of such changes, (vi) the level and volatility of interest rates and foreign currency exchange rates and managements’ ability to estimate the impact thereof, (vii) risks related to the Company’s international operations, (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (ix) valuation and risks related to the Company’s joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges, (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xvi) the risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2017. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s Current Reports on Form 8-K that the Company files with the Securities and Exchange Commission (“SEC”).

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Overview

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of March 31, 2018, the Company had interests in 475 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 80.7 million square feet of gross leasable area (“GLA”), located in 29 states and Puerto Rico. In addition, the Company had 331 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 5.5 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2018, as compared to the corresponding period in 2017 (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017	$ Change

Revenues
Revenues from rental properties	$230,415	$227,711	$2,704
Reimbursement income	63,716	58,129	5,587
Other rental property income	5,586	3,551	2,035
Management and other fee income	4,361	4,197	164
Operating expenses
Rent (1)	(2,818)	(2,783)	(35)
Real estate taxes	(40,434)	(38,269)	(2,165)
Operating and maintenance (2)	(43,331)	(42,574)	(757)
General and administrative (3)	(22,398)	(22,230)	(168)
Provision for doubtful accounts	(2,131)	(1,404)	(727)
Impairment charges	(7,646)	(1,617)	(6,029)
Depreciation and amortization	(81,382)	(92,074)	10,692
Other income/(expense)
Other income, net	6,179	1,273	4,906
Interest expense	(49,943)	(46,482)	(3,461)
(Provision)/benefit for income taxes, net	(52)	493	(545)
Equity in income of joint ventures, net	16,913	14,733	2,180
Gain on change in control of interests	-	10,188	(10,188)
Equity in income of other real estate investments, net	9,976	3,687	6,289
Gain on sale of operating properties/change in control of interests	56,971	1,686	55,285
Net loss/(income) attributable to noncontrolling interests	108	(1,482)	1,590
Preferred dividends	(14,589)	(11,555)	(3,034)
Net income available to the Company's common shareholders	$129,501	$65,178	$64,323
Net income available to the Company:
Diluted per common share	$0.30	$0.15	$0.15

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
(2)

Operating and maintenance expense consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security, personnel costs related to property management services and various other property related expenses.

(3)

General and administrative costs include employee-related expenses (including salaries, bonuses, equity awards, benefits, severance costs and payroll taxes but excluding property management personnel), professional fees, office rent, travel expense and other company-specific expenses.

      The following describes the activity of certain line items from the Company’s Condensed Consolidated Statements of Income, which it believes represent items that significantly changed during the three months ended March 31, 2018, as compared to the corresponding period in 2017:

Revenue from rental properties - The increase in Revenues from rental properties of $2.7 million is primarily from the combined effect of (i) the acquisition and consolidation of operating properties during 2017, providing incremental revenues for the three months ended March 31, 2018, of $10.1 million, as compared to the corresponding period in 2017, partially offset by (ii) a decrease in revenues of $7.4 million from properties sold during 2018 and 2017.

Reimbursement income - The increase in Reimbursement income of $5.6 million is primarily from the combined effect of (i) increased occupancy rates, nature and timing of spending and net growth in recovery rates for the current portfolio, providing incremental revenues for the three months ended March 31, 2018, of $4.2 million, as compared to the corresponding period in 2017, and (ii) the acquisition and consolidation of operating properties during 2017, providing incremental revenues for the three months ended March 31, 2018, of $2.9 million, as compared to the corresponding period in 2017, partially offset by (iii) a decrease in revenues of $1.5 million from properties sold during 2018 and 2017.

Impairment charges - During the three months ended March 31, 2018 and 2017, the Company recognized impairment charges related to adjustments to property carrying values of $7.6 million and $1.6 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Depreciation and amortization - The decrease in Depreciation and amortization of $10.7 million is primarily due to (i) a decrease of $10.1 million related to the acceleration of depreciable lives of assets within the Company’s redevelopment projects during the three months ended March 31, 2018 as compared to the corresponding period in 2017 and (ii) a decrease of $4.5 million resulting from property dispositions and tenant vacates in 2018 and 2017, partially offset by (iii) an increase of $3.9 million related to the acquisition/consolidation of operating properties during 2017.

Other income, net - The increase in Other income, net of $4.9 million is primarily due to (i) the recognition of gain on forgiveness of debt of $4.3 million and relief of accrued interest of $3.4 million resulting from the foreclosure of an encumbered property during 2018, partially offset by (ii) a decrease of $1.5 million due to a net loss on available-for-sale marketable securities during the three months ended March 31, 2018, and (iii) a decrease of $0.8 million due to foreign currency losses during the three months ended March 31, 2018, as compared to the corresponding period in 2017.

Interest expense - The increase in Interest expense of $3.5 million is primarily the result of higher levels of borrowings during the three months ended March 31, 2018, as compared to the corresponding period in 2017, primarily related to the acquisition/consolidation of two encumbered operating properties during 2017.

Gain on change in control of interests - During the three months ended March 31, 2017, the Company acquired, in separate transactions, a controlling interest in two operating properties from certain joint venture partners in which the Company had noncontrolling interests. As a result of these transactions, the Company recorded an aggregate gain on change in control of interests of $10.2 million related to the fair value adjustment associated with its previously held equity interest in these operating properties.

Equity in income of other real estate investments, net - The increase in Equity in income of other real estate investments, net of $6.3 million is primarily due to an increase in profit participation from capital transactions related to Company’s Preferred Equity Program during 2018, as compared to the corresponding period in 2017.

Gain on sale of operating properties/change in control of interests - During the three months ended March 31, 2018, the Company disposed of 19 operating properties and one out-parcel, in separate transactions, for an aggregate sales price of $202.5 million. These transactions resulted in (i) an aggregate gain of $50.2 million and (ii) aggregate impairment charges of $2.4 million. In addition, during March 2018, the Company sold a portion of its investment in a consolidated operating property to its partner and amended the partnership agreement to provide for joint control of the entity. As a result of the amendment, the Company no longer consolidates the entity and as such, recognized a gain on change in control of $6.8 million. During the three months ended March 31, 2017, the Company disposed of four consolidated operating properties and two out-parcels, in separate transactions, for an aggregate sales price of $57.8 million. These transactions resulted in (i) an aggregate gain of $1.7 million and (ii) aggregate impairment charges of $1.2 million.

Preferred dividends – The increase in Preferred dividends of $3.0 million is primarily due to the issuances of Class L Preferred Stock and Class M Preferred Stock, partially offset by the partial redemption of Class I Preferred Stock for the three months ended March 31, 2018, as compared to the corresponding period in 2017.

Net income available to the Company’s common shareholders and Diluted earnings per share - Net income available to the Company’s common shareholders was $129.5 million for the three months ended March 31, 2018, as compared to $65.2 million for the three months ended March 31, 2017. On a diluted per share basis, net income available to the Company for the three months ended March 31, 2018, was $0.30 as compared to $0.15 for the three months ended March 31, 2017. These changes are primarily attributable to (i) incremental earnings due to the acquisition of operating properties during 2017, as well as increased profitability from the Company’s operating properties, (ii) an increase in gains on sale of operating properties, including gain on change in control related to one property, (iii) a decrease in depreciation and amortization, (iv) an increase in equity in income of other real estate investments, net, and (v) an increase in other income, net, partially offset by (vi) a decrease from gain on change in control of interests, (vii) an increase in impairment charges of operating properties, (viii) an increase in interest expense and (ix) an increase in preferred dividends.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At March 31, 2018, the Company’s five largest tenants were TJX Companies, Home Depot, Ahold Delhaize USA, Bed Bath & Beyond and Ross Stores, which represented 3.8%, 2.6%, 2.2%, 1.8% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.25 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents, beginning of the period	$238,513	$142,486
Net cash flow provided by operating activities	192,279	157,052
Net cash flow provided by/ (used for) investing activities	79,426	(65,375)
Net cash flow used for financing activities	(291,905)	(66,709)
Change in cash and cash equivalents	(20,200)	24,968
Cash and cash equivalents, end of the period	$218,313	$167,454

Operating Activities

The Company anticipates that cash on hand, cash flows from operations, borrowings under its Credit Facility, and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.

Cash flows provided by operating activities for the three months ended March 31, 2018, was $192.3 million, as compared to $157.1 million for the comparable period in 2017. The increase of $35.2 million is primarily attributable to:

●	the acquisition of operating properties during 2017;
●	new leasing, expansion and re-tenanting of core portfolio properties;
●	an increase in operational distributions from the Company’s joint venture programs; and
●	changes in operating assets and liabilities due to timing of receipts and payments; partially offset by
●	an increase in interest expense.

During the three months ended March 31, 2018 and 2017, the Company capitalized personnel costs of $2.9 million and $3.0 million, respectively, relating to deferred leasing costs.

Investing Activities

Cash flows provided by investing activities was $79.4 million for 2018, as compared to cash flows used for investing activities of $65.4 million for 2017. Investing activities during 2018 consisted primarily of:

Cash inflows:

●	$184.6 million in proceeds from the sale of 19 consolidated operating properties, one out-parcel and four land parcels.

Cash outflows:

●	$95.3 million for improvements to operating real estate related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●	$7.9 million for acquisition of operating real estate and other related net assets, including one land parcel, and acquisition of real estate under development related to one development project; and
●	$5.9 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment projects at properties within the Company’s joint venture portfolio.

Investing activities during 2017 consisted primarily of:

Cash inflows:

●	$56.5 million in proceeds from the sale of operating properties related to four consolidated operating properties and two out-parcels; and
●

$17.3 million in reimbursements of investments in and advances to real estate joint ventures, primarily related to disposition of properties within the joint venture portfolio, and reimbursements of investments and advances to other real estate investments.

Cash outflows:

●	$74.5 million for improvements to operating real estate related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●

$48.4 million for acquisition of operating real estate and other related net assets, including three consolidated operating properties and a parcel, and acquisition of real estate under development related to a development project; and

●	$16.9 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project in one joint venture and the repayment of a mortgage in another joint venture.

Acquisitions of Operating Real Estate and Other Related Net Assets-

       During the three months ended March 31, 2018 and 2017, the Company expended $3.3 million and $38.4 million, respectively, towards the acquisition of operating real estate properties and parcels adjacent to operating real estate properties. The Company continues to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger, higher quality properties in key markets identified by the Company. The Company anticipates spending up to $50.0 million towards the acquisition of operating properties during 2018, if suitable opportunities arise. The Company intends to fund these acquisitions with proceeds from property dispositions.

Improvements to Operating Real Estate-

During the three months ended March 31, 2018 and 2017, the Company expended $40.4 million and $30.1 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Redevelopment and renovations	$28,477	$24,034
Tenant improvements and tenant allowances	9,851	4,075
Other	2,056	1,944
Total improvements (1)	$40,384	$30,053

(1)

During the three months ended March 31, 2018 and 2017, the Company capitalized payroll of $0.9 million and $0.8 million, respectively, and capitalized interest of $0.7 million and $0.5 million, respectively, in connection with the Company’s improvements to operating real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts during 2018 will be approximately $225.0 million to $300.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, cash flow from operating activities, construction financing, where applicable, and availability under the Company’s Credit Facility.

Real Estate Under Development-

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments. As of March 31, 2018, the Company had in progress a total of four active real estate development projects and two additional projects held for future development. During the three months ended March 31, 2018 and 2017, the Company expended $54.9 million and $44.4 million, respectively, towards improvements to real estate under development. The Company capitalized (i) interest of $3.0 million and $2.4 million, (ii) real estate taxes, insurance and legal costs of $0.7 million and $0.8 million and (iii) payroll of $0.4 million and $1.3 million during the three months ended March 31, 2018 and 2017, respectively, in connection with these real estate development projects. The Company anticipates the total remaining costs to complete these four active projects to be approximately $175.0 million to $250.0 million. The Company anticipates its capital commitment toward these development projects during 2018 will be approximately $150.0 million to $225.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, cash flow from operating activities and availability under the Company’s Credit Facility.

Financing Activities

Cash flow used for financing activities was $291.9 million for 2018, as compared to $66.7 million for 2017. Financing activities during 2018 primarily consisted of the following:

Cash inflows:

●	$33.1 million in proceeds from issuance of Class M Preferred Stock relating to the exercise of the over-allotment option.

Cash outflows:

●	$165.0 million for principal payments on debt (related to the repayment of debt on two encumbered properties), including normal amortization on rental property debt;
●	$130.2 million of dividends paid;
●	$24.3 million for the repurchase of common stock; and
●	$5.0 million for conversion/distribution of noncontrolling interests, primarily related to the redemption of certain partnership units by consolidated subsidiaries.

Financing activities during 2017 primarily consisted of:

Cash inflows:

●	$400.0 million in proceeds from issuance of Senior Unsecured Notes.

Cash outflows:

●	$250.0 million for repayment of unsecured term loan;
●	$126.3 million of dividends paid;
●	$63.6 million for principal payments on debt, including normal amortization on rental property debt;
●	$15.0 million for repayments under unsecured revolving credit facility, net; and
●	$9.9 million for financing origination costs, primarily related to costs associated with the issuance of Senior Unsecured Notes.

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

Debt maturities for the remainder of 2018 consist of: $10.9 million of consolidated debt; $193.5 million of unconsolidated joint venture debt; and $5.9 million of debt on properties included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available.  The 2018 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s Credit Facility and debt refinancing where applicable.  The 2018 debt maturities on properties in the Company’s unconsolidated joint ventures and Preferred Equity Program are anticipated to be repaid through operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales or partner capital contributions, as deemed appropriate.

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

During February 2018, the Company filed a shelf registration statement on Form S-3, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants. The Company, pursuant to this shelf registration statement may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

Preferred Stock-

      During January 2018, the underwriting financial institutions for the Class M issuance elected to exercise the over-allotment option and as a result, the Company issued an additional 1,380,000 Class M Depositary Shares, each representing a one-thousandth fractional interest in a share of the Company's 5.250% Class M Cumulative Redeemable Preferred Stock, $1.00 par value per share. The Company received net proceeds before expenses of $33.4 million from this over-allotment issuance.

Share Repurchase Program –

During February 2018, the Company’s Board of Directors authorized a share repurchase program, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. During the three months ended March 31, 2018, the Company repurchased 1,600,000 shares for aggregate purchase price of $24.3 million. As of March 31, 2018, the Company had $275.7 million available under this common share repurchase program.

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 3/31/18
Consolidated Indebtedness to Total Assets	<65%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	4%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.5x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.6x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; and the Seventh Supplemental Indenture dated as of April 24, 2014, each as filed with the SEC. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2017 for specific filing information.

Credit Facility -

The Company has a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (2.49% as of March 31, 2018), can be increased to $2.75 billion through an accordion feature. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of March 31, 2018, the Credit Facility had a balance of CAD 10.0 million (USD $7.7 million) outstanding and $0.5 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 3/31/18
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	37%
Total Priority Indebtedness to GAV	<35%	3%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.2x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.9x

For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 1, 2017, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2017.

Mortgages Payable –

During the three months ended March 31, 2018, the Company (i) deconsolidated $206.0 million of individual non-recourse mortgage debt relating to an operating property for which the Company no longer has a controlling interest in and (ii) repaid $161.9 million of maturing mortgage debt (including fair market value adjustments of $0.4 million) that encumbered two operating properties.

Additionally, during the three months ended March 31, 2018, the Company disposed of an encumbered property through foreclosure. The transaction resulted in a net decrease in mortgage debt of $12.4 million. In addition, the Company recognized a gain on forgiveness of debt of $4.3 million and relief of accrued interest of $3.4 million, both of which are included in Other income, net in the Company’s Condensed Consolidated Statements of Income.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its real estate development projects. As of March 31, 2018, the Company had over 355 unencumbered property interests in its portfolio.

Dividends –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the three months ended March 31, 2018 and 2017 were $130.2 million and $126.3 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On January 30, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on April 3, 2018, which was paid on April 16, 2018. Additionally, on April 24, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on July 3, 2018, which is scheduled to be paid on July 16, 2018.

The Board of Directors declared quarterly dividends with respect to the Company’s various classes of cumulative redeemable preferred shares (Class I, J, K and L) and an initial dividend with respect to the Company’s Class M cumulative redeemable preferred shares, representing the period beginning on December 20, 2017. All dividends on the preferred shares were paid on April 16, 2018 to shareholders of record on April 3, 2018. Additionally, the Board of Directors also declared quarterly dividends with respect to the Company’s various series of cumulative redeemable preferred shares (Class I, J, K, L and M). All dividends on the preferred shares are scheduled to be paid on July 16, 2018, to shareholders of record on July 2, 2018.

Hurricane Impact –

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

The Company expects to collect property insurance proceeds (net of deductible) equal to the replacement cost of its damaged property, currently estimated to be approximately $26.0 million. As of March 31, 2018, the Company has collected property insurance proceeds totaling $10.0 million to date and has a remaining receivable balance of $5.5 million, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company expects that the final replacement cost claim will exceed the amount previously written off due to property damage ($16.0 million) and that this excess amount will be recorded, net of the deductible, as income by the Company upon full settlement and collection of the casualty insurance claim.

The Company’s business interruption insurance covers lost revenues as a result of the hurricane for a period of up to one year. After the expiration of one year following the loss, the policy has 365 days of extended period of indemnity which provides business interruption coverage in the event the properties have not fully recovered from the storm. As of March 31, 2018, the Company has collected business interruption claims totaling $3.7 million to date from its insurance provider. The Company is still in the process of assessing current and future business interruption insurance losses and will submit insurance claims for its estimated losses under its business interruption insurance policy.

Other –

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

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted for the three months ended March 31, 2018 and 2017, is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income available to the Company’s common shareholders	$129,501	$65,178
Gain on sale of operating properties/change in control of interests	(56,971)	(1,098)
Gain on sale of joint venture operating properties/change in control of interests	(2,039)	(11,230)
Depreciation and amortization - real estate related	78,992	90,849
Depreciation and amortization - real estate joint ventures	9,284	9,540
Impairment of operating properties	7,646	2,595
Benefit for income taxes (2)	-	(39)
Noncontrolling interests (2)	(1,552)	(655)
FFO available to the Company’s common shareholders	164,861	155,140
Transactional (income)/expense:
Profit participation from other real estate investments	(4,728)	-
Gain from land sales	(453)	(610)
Acquisition and demolition costs	-	275
Impairments on other investments	67	177
Severance costs	693	-
Gain on forgiveness of debt	(4,274)	-
Noncontrolling interests (3)	136	305
Loss/(gain) on marketable securities	1,510	(30)
Other income, net	-	506
Total transactional (income)/expense, net	(7,049)	623
FFO available to the Company's common shareholders as adjusted	$157,812	$155,763
Weighted average shares outstanding for FFO calculations:
Basic	423,404	423,381
Units	933	854
Dilutive effect of equity awards	287	765
Diluted	424,624 (1)	425,000 (1)

FFO per common share – basic	$0.39	$0.37
FFO per common share – diluted	$0.39 (1)	$0.37 (1)
FFO as adjusted per common share – basic	$0.37	$0.37
FFO as adjusted per common share – diluted	$0.37 (1)	$0.37 (1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $264 and $229 for the three months ended March 31, 2018 and 2017, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

Same property NOI is calculated using revenues from rental properties (excluding straight-line rent adjustments, lease termination fees, TIFs and amortization of above/below market rents) less charges for bad debt, operating and maintenance expense, real estate taxes and rent expense plus the Company’s proportionate share of Same property NOI from unconsolidated real estate joint ventures, calculated on the same basis. The Company’s method of calculating Same property NOI available to the Company’s common shareholders may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income available to the Company’s common shareholders	$129,501	$65,178
Adjustments:
Management and other fee income	(4,361)	(4,197)
General and administrative	22,398	22,230
Impairment charges	7,646	1,617
Depreciation and amortization	81,382	92,074
Interest and other expense, net	43,764	45,209
Provision/(benefit) for income taxes, net	52	(493)
Gain on change in control of interests	-	(10,188)
Equity in income of other real estate investments, net	(9,976)	(3,687)
Gain on sale of operating properties/change in control of interests	(56,971)	(1,686)
Net (loss)/income attributable to noncontrolling interests	(108)	1,482
Preferred dividends	14,589	11,555
Non same property net operating income	(24,403)	(26,919)
Non-operational expense from joint ventures, net	14,372	20,383
Same property NOI	$217,885	$212,558

Same property NOI increased by $5.3 million or 2.5% for the three months ended March 31, 2018, as compared to the corresponding period in 2017. This increase is primarily the result of (i) an increase of $4.7 million related to lease-up and rent commencements in the portfolio and (ii) an increase in other property income of $0.8 million, partially offset by (iii) an increase of $0.2 million of credit loss.

Leasing Activity

During the three months ended March 31, 2018, the Company executed 314 leases totaling 3.2 million square feet in the Company’s consolidated operating portfolio comprised of 89 new leases and 225 renewals and options. The leasing costs associated with new leases are estimated to aggregate $14.7 million or $29.60 per square foot. These costs include $11.6 million of tenant improvements and $3.1 million of external leasing commissions. The average rent per square foot on new leases was $19.63 and on renewals and options was $14.20.

Tenant Lease Expirations

The Company has a total of 5,883 leases in the U.S. consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	190	597	$13,762	1.6%
2018	376	1,557	$29,600	3.5%
2019	842	5,645	$91,707	10.9%
2020	837	5,940	$95,850	11.3%
2021	819	6,647	$99,310	11.7%
2022	832	6,889	$109,709	13.0%
2023	605	6,495	$96,368	11.4%
2024	261	3,178	$50,297	6.0%
2025	223	2,028	$34,380	4.1%
2026	232	3,706	$51,977	6.1%
2027	237	3,412	$50,918	6.0%
2028	258	2,927	$48,591	5.7%

(1)	Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of March 31, 2018, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. Amounts are in millions.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$10.9	$2.3	$135.6	$154.7	$154.5	$41.4	$499.4	$494.4
Average Interest Rate	6.04%	5.29%	5.30%	5.39%	4.05%	5.78%	5.00%

Unsecured Debt
Fixed Rate	$-	$299.5	$-	$497.7	$495.1	$3,303.7	$4,596.0	$4,415.9
Average Interest Rate	-	6.88%	-	3.20%	3.40%	3.54%	3.71%

Variable Rate	$-	$-	$-	$2.0	$-	$-	$2.0	$2.2
Average Interest Rate	-	-	-	2.49%	-	-	2.49%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.1 million for the three months ended March 31, 2018, if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments in their respective local currencies and the U.S. dollar equivalents:

Foreign Investment (in millions)
Country	Local Currency	U.S. Dollars
Mexican real estate investments	52.1	$4.8
Canadian real estate investments	17.3	$13.8

Currency fluctuations between local currency and the U.S. dollar for the Company's foreign monetary assets and liabilities result in foreign currency gains/losses which are recognized in Other income, net in the Company’s Condensed Consolidated Statements of Income. During the three months ended March 31, 2018, the Company recognized a net foreign currency loss of $0.2 million.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties taken as a whole, or which is not covered by the Company's liability insurance.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities - During the three months ended March 31, 2018, the Company repurchased 221,067 shares for aggregate purchase price of $3.4 million in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. In addition, during the three months ended March 31, 2018, the Company repurchased 1,600,000 shares for aggregate purchase price of $24.3 million in connection with the Company’s common share repurchase program. These shares are no longer outstanding.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2018 – January 31, 2018	56,094	$17.69	-	$-
February 1, 2018 - February 28, 2018	1,764,751	$15.09	-	-
March 1, 2018 – March 31, 2018	222	$15.21	-	-
Total	1,821,067	$15.17	-	$-

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

KIMCO REALTY CORPORATION

April 27, 2018	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

April 27, 2018	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer