Form 10-Q
period 2018-06-30
KIMCO REALTY CORP
filed 2018-07-27
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 17, 2018, the registrant had 421,382,113 shares of common stock outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	June 30, 2018	December 31, 2017
Assets:
Operating real estate, net of accumulated depreciation of $2,395,195 and $2,433,053, respectively	$9,126,945	$9,817,875
Investments in and advances to real estate joint ventures	568,698	483,861
Real estate under development	529,759	402,518
Other real estate investments	187,785	217,584
Mortgages and other financing receivables	31,127	21,838
Cash and cash equivalents	305,577	238,513
Marketable securities	13,131	13,265
Accounts and notes receivable, net	180,451	189,757
Other assets	348,310	378,515
Total assets (1)	$11,291,783	$11,763,726

Liabilities:
Notes payable, net	$4,591,178	$4,596,140
Mortgages payable, net	477,538	882,787
Dividends payable	130,262	128,892
Other liabilities	587,676	617,617
Total liabilities (2)	5,786,654	6,225,436
Redeemable noncontrolling interests	16,151	16,143

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,996,240 shares, 42,580 and 41,200 shares issued and outstanding (in series), respectively; Aggregate liquidation preference $1,064,500 and $1,030,000, respectively	43	41
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 421,387,540 and 425,646,380 shares, respectively	4,214	4,256
Paid-in capital	6,117,862	6,152,764
Cumulative distributions in excess of net income	(710,981)	(761,337)
Accumulated other comprehensive income/(loss)	72	(1,480)
Total stockholders' equity	5,411,210	5,394,244
Noncontrolling interests	77,768	127,903
Total equity	5,488,978	5,522,147
Total liabilities and equity	$11,291,783	$11,763,726

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2018 and December 31, 2017 of $109,987 and $644,990, respectively.  See Footnote 7 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at June 30, 2018 and December 31, 2017 of $107,215 and $417,688, respectively.  See Footnote 7 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues
Revenues from rental properties	$222,651	$225,774	$453,066	$453,485
Reimbursement income	61,206	60,971	124,922	119,100
Other rental property income	5,526	6,098	11,112	9,649
Management and other fee income	4,020	4,333	8,381	8,530

Total revenues	293,403	297,176	597,481	590,764

Operating expenses
Rent	2,742	2,765	5,560	5,548
Real estate taxes	37,274	38,747	77,708	77,016
Operating and maintenance	41,325	42,703	84,656	85,277
General and administrative	24,029	19,965	46,427	42,195
Provision for doubtful accounts	1,051	2,096	3,182	3,500
Impairment charges	22,873	29,719	30,519	31,336
Depreciation and amortization	79,760	95,270	161,142	187,344
Total operating expenses	209,054	231,265	409,194	432,216

Operating income	84,349	65,911	188,287	158,548

Other income/(expense)
Other income, net	3,277	1,439	9,456	2,712
Interest expense	(46,434)	(46,090)	(96,377)	(92,572)
Income from continuing operations before income taxes, net, equity in income of joint ventures, net, gain on change in control of interests and equity in income from other real estate investments, net	41,192	21,260	101,366	68,688

Benefit for income taxes, net	720	1,034	668	1,527
Equity in income of joint ventures, net	19,040	13,169	35,953	27,902
Gain on change in control of interests	-	60,972	-	71,160
Equity in income of other real estate investments, net	9,617	38,356	19,593	42,043

Income from continuing operations	70,569	134,791	157,580	211,320

Gain on sale of operating properties/change in control of interests	95,240	19,883	152,211	21,569

Net income	165,809	154,674	309,791	232,889

Net income attributable to noncontrolling interests	(423)	(11,258)	(315)	(12,740)

Net income attributable to the Company	165,386	143,416	309,476	220,149

Preferred dividends	(14,534)	(11,555)	(29,123)	(23,110)

Net income available to the Company's common shareholders	$150,852	$131,861	$280,353	$197,039

Per common share:
Net income available to the Company:
-Basic	$0.36	$0.31	$0.66	$0.46
-Diluted	$0.36	$0.31	$0.66	$0.46

Weighted average shares:
-Basic	420,731	423,650	422,060	423,516
-Diluted	421,928	424,944	423,236	424,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$165,809	$154,674	$309,791	$232,889
Other comprehensive income:
Change in unrealized value related to available-for-sale securities	-	(1,647)	-	(1,619)
Change in unrealized value on interest rate swap	138	17	416	205
Change in foreign currency translation adjustments	-	1,218	-	1,721
Other comprehensive income	138	(412)	416	307

Comprehensive income	165,947	154,262	310,207	233,196

Comprehensive income attributable to noncontrolling interests	(423)	(11,258)	(315)	(12,740)

Comprehensive income attributable to the Company	$165,524	$143,004	$309,892	$220,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

(in thousands)

	Cumulative	Accumulated
	Distributions	Other						Total
	in Excess	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	of Net Income	Income/(Loss)	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity

Balance, January 1, 2017	$(676,867)	$5,766	32	$32	425,034	$4,250	$5,922,958	$5,256,139	$146,735	$5,402,874
Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	48,604	48,604
Comprehensive income:
Net income	220,149	-	-	-	-	-	-	220,149	12,740	232,889
Other comprehensive income, net of tax:
Change in unrealized value on marketable securities	-	(1,619)	-	-	-	-	-	(1,619)	-	(1,619)
Change in unrealized value on interest rate swaps	-	205	-	-	-	-	-	205	-	205
Change in foreign currency translation adjustment	-	1,721	-	-	-	-	-	1,721	-	1,721
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,109)	(1,109)
Dividends ($0.54 per common share; $0.75000 per
Class I Depositary Share, $0.68750 per
Class J Depositary Share. and $0.70312 per
Class K Depositary Share, respectively)	(252,953)	-	-	-	-	-	-	(252,953)	-	(252,953)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(12,691)	(12,691)
Issuance of common stock	-	-	-	-	776	8	(8)	-	-	-
Surrender of restricted common stock	-	-	-	-	(224)	(2)	(5,322)	(5,324)	-	(5,324)
Exercise of common stock options	-	-	-	-	51	-	973	973	-	973
Amortization of equity awards	-	-	-	-	-	-	12,032	12,032	-	12,032
Balance at June 30, 2017	$(709,671)	$6,073	32	$32	425,637	$4,256	$5,930,633	$5,231,323	$194,279	$5,425,602
Balance at December 31, 2017, as previously reported	$(761,337)	$(1,480)	41	$41	425,646	$4,256	$6,152,764	$5,394,244	$127,903	$5,522,147
Impact of change in accounting principles
ASU 2017-05 (1)	8,098	-	-	-	-	-	-	8,098	-	8,098
ASU 2016-01 (1)	(1,136)	1,136	-	-	-	-	-	-	-	-
Balance at January 1, 2018, as adjusted	$(754,375)	$(344)	41	$41	425,646	$4,256	$6,152,764	$5,402,342	$127,903	$5,530,245
Comprehensive income:
Net income	309,476	-	-	-	-	-	-	309,476	315	309,791
Other comprehensive income:								-		-
Change in unrealized value on interest rate swap	-	416	-	-	-	-	-	416	-	416
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(185)	(185)
Dividends ($0.56 per common share; $0.75000 per
Class I Depositary Share, $0.68750 per
Class J Depositary Share, $0.70312 per
Class K Depositary Share, $0.64062 per
Class L Depositary Share and $0.65626 per
Class M Depositary Share, respectively)	(266,082)	-	-	-	-	-	-	(266,082)	-	(266,082)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,870)	(1,870)
Issuance of common stock	-	-	-	-	1,075	11	(11)		-	-
Repurchase of common stock	-	-	-	-	(5,100)	(51)	(75,075)	(75,126)	-	(75,126)
Surrender of restricted common stock	-	-	-	-	(236)	(2)	(3,490)	(3,492)	-	(3,492)
Exercise of common stock options	-	-	-	-	3	-	30	30	-	30
Amortization of equity awards	-	-	-	-	-	-	9,329	9,329	-	9,329
Issuance of preferred stock	-	-	2	2	-	-	33,112	33,114	-	33,114
Acquisition/deconsolidation of noncontrolling interests	-	-	-	-	-	-	1,203	1,203	(48,395)	(47,192)
Balance at June 30, 2018	$(710,981)	$72	43	$43	421,388	$4,214	$6,117,862	$5,411,210	$77,768	$5,488,978

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017

Cash flow from operating activities:
Net income	$309,791	$232,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,142	187,344
Impairment charges	30,519	31,336
Equity award expense	10,423	13,775
Gain on sale of operating properties/change in control of interests	(152,211)	(21,569)
Gain on change in control of interests	-	(71,160)
Equity in income of joint ventures, net	(35,953)	(27,902)
Equity in income of other real estate investments, net	(19,593)	(42,043)
Distributions from joint ventures and other real estate investments	67,005	27,678
Change in accounts and notes receivable	9,306	4,916
Change in accounts payable and accrued expenses	(5,139)	(10,506)
Change in other operating assets and liabilities	(23,304)	(24,724)
Net cash flow provided by operating activities	351,986	300,034

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(3,337)	(56,036)
Improvements to operating real estate	(127,380)	(81,280)
Acquisition of real estate under development	(4,592)	(10,010)
Improvements to real estate under development	(121,393)	(91,729)
Investments in marketable securities	(63)	(9,822)
Proceeds from sale/repayments of marketable securities	129	1,846
Investments in and advances to real estate joint ventures	(15,240)	(22,704)
Reimbursements of investments in and advances to real estate joint ventures	5,228	15,793
Investments in and advances to other real estate investments	(353)	(569)
Reimbursements of investments in and advances to other real estate investments	10,444	39,751
Collection of mortgage loans receivable	5,427	514
Proceeds from sale of operating properties	472,781	66,803
Proceeds from insurance casualty claims	6,500	-
Net cash flow provided by/(used for) investing activities	228,151	(147,443)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(175,209)	(463,572)
Principal payments on rental property debt	(6,852)	(8,129)
(Repayments)/proceeds under the unsecured revolving credit facility, net	(7,746)	449,958
Proceeds from issuance of unsecured notes	-	400,000
Repayments under unsecured notes/term loan	(6,365)	(250,000)
Financing origination costs	(11)	(14,936)
Payment of early extinguishment of debt charges	(546)	(708)
Contributions from noncontrolling interests	-	1,284
Redemption/distribution of noncontrolling interests	(5,454)	(14,695)
Dividends paid	(264,711)	(252,793)
Proceeds from issuance of stock, net	33,144	973
Repurchase of common stock	(75,126)	-
Change in other financing liabilities	(4,197)	640
Net cash flow used for financing activities	(513,073)	(151,978)

Net change in cash and cash equivalents	67,064	613
Cash and cash equivalents, beginning of the period	238,513	142,486
Cash and cash equivalents, end of the period	$305,577	$143,099

Interest paid during the period (net of capitalized interest of $8,199 and $6,442 respectively)	$96,974	$96,306

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

2. Summary of Significant Accounting Policies

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2017 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Reclassifications -

Certain amounts in the prior period have been reclassified in order to conform with the current period’s presentation. The Company reclassified $7.3 million and $15.6 million of costs related to property management and services of the Company’s operating properties from General and administrative to Operating and maintenance on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017, respectively. In conjunction with the adoption of Accounting Standard Update (“ASU”) 2014-09 discussed below, the Company reclassified $61.0 million and $119.1 million of Reimbursement income and $6.1 million and $9.6 million of Other rental property income from Revenues from rental properties on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017, respectively.  In addition, the Company reclassified $5.3 million of tax withholdings for surrender of restricted common stock from Net cash flow provided by operating activities to Net cash flow used for financing activities on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its condensed consolidated financial statements (see Footnote 10 to the Notes to the Company’s Condensed Consolidated Financial Statements).

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

Revenue and Gain Recognition–

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018, for which the Company did not identify any open contracts. The Company also utilized the practical expedient for which the Company was not required to restate revenue from contracts that began and are completed within the same annual reporting period. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition (Topic 605). The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of June 30, 2018, the Company had no outstanding contract assets or contract liabilities. The adoption of this standard did not result in any material changes to the Company’s revenue recognition as compared to the previous guidance.

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

Other rental property income

Other rental property income totaled $11.1 million and $9.6 million for the six months ended June 30, 2018 and 2017, respectively, which mainly consists of ancillary income and TIF income. Ancillary income is derived through various agreements relating to parking lots, clothing bins, temporary storage, vending machines, ATMs, trash bins and trash collections, fireworks sales, etc. The majority of the revenue derived from these sources are through lease agreements/arrangements and are recognized in accordance with the lease terms described in the lease. The Company has TIF agreements with certain municipalities and receives payments in accordance with the agreements. TIF reimbursement income is recognized on a cash-basis when received.

Management and other fee income

Property management fees, property acquisition and disposition fees, construction management fees, leasing fees and asset management fees all fall within the scope of Topic 606. These fees arise from contractual agreements with third parties or with entities in which the Company has a noncontrolling interest. Management and other fee income related to partially owned entities are recognized to the extent attributable to the unaffiliated interest. Property and asset management fee income is recognized as a single performance obligation (managing the property) comprised of a series of distinct services (maintaining property, handling tenant inquiries, etc.). The Company believes that the overall service of property management is substantially the same each day and has the same pattern of performance over the term of the agreement. As a result, each day of service represents a performance obligation satisfied at that point in time. These fees are recognized at the end of each period for services performed during that period, primarily billed to the customer monthly and terms for payment are payment due upon receipt.

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

During the six months ended June 30, 2018, the Company sold a portion of its investment in a consolidated operating property to its partner and amended the partnership agreement to provide for joint control of the entity. As a result of the amendment, the Company no longer consolidates the entity and recognized a gain on change in control of $6.8 million, in accordance with the adoption of ASU 2017-05 (See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional disclosure regarding disposals), which is included in Gain on sale of operating properties/change in controls of interests on the Company’s Condensed Consolidated Statements of Income.

New Accounting Pronouncements –

       The following table represents ASUs to the FASB’s ASC that, as of June 30, 2018, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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
ASU 2016-02, Leases (Topic 842) ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 ASU 2018-10, Codification Improvements to Topic 842, Leases

This ASU sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840).

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

In July 2018, the FASB issued ASU 2018-10, which includes amendments to clarify certain aspects of the new leases standard.  These amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments.

January 1, 2019; Early adoption permitted

The Company continues to evaluate the effect the adoption will have on the Company’s financial position and/or results of operations. However, the Company currently believes that the adoption will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where the Company is a lessee, primarily for the Company’s ground leases and administrative office leases, the Company will be required to record a lease liability and a right of use asset on its Consolidated Balance Sheets at present value upon adoption. In addition, direct internal leasing costs will continue to be capitalized, however, indirect internal leasing costs previously capitalized will be expensed. Within the terms of the Company’s leases where the Company is the lessor, the Company is entitled to receive reimbursement amounts from tenants for operating expenses such as real estate taxes, insurance and other CAM. Upon adoption of this ASU, CAM reimbursement revenue will be accounted for in accordance with ASU 2016-12 Revenue from Contracts with Customers (Topic 606). The Company continues to evaluate the effect the adoption will have on this source of revenue. However, the Company currently does not believe the adoption will significantly affect the timing of the recognition of the Company’s CAM reimbursement revenue.

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

The following ASUs to the FASB’s ASC have been adopted by the Company during the six months ended June 30, 2018:

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters

ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

The amendment clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty.  Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09, discussed below, provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply the amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09 discussed below. An entity may elect to apply the amendments in ASU 2017-05 either retrospectively to each period presented in the financial statements in accordance with the guidance on accounting changes in ASC Topic 250, Accounting Changes and Error Corrections, paragraphs 10-45-5 through 10-45-10 (i.e. the retrospective approach) or retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption (i.e. the modified retrospective approach). An entity may elect to apply all of the amendments in ASU 2017-05 and ASU 2014-09 using the same transition method, or alternatively may elect to use different transition methods.

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

(ii)  Simplifies the impairment assessment of those equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment

(iii)Eliminates the disclosure of the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost and changes the fair value calculation for those investments

(iv)Changes the disclosure in other comprehensive income for financial liabilities that are measured at fair value in accordance with the fair value options for financial instruments

(v)  Clarifies that a deferred asset related to available-for-sale securities should be included in an entity's evaluation for a valuation allowance.

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

	January 1, 2018	There was no impact to the Company’s financial position and/or results of operations.

3. Operating Property Activities

Acquisitions and Dispositions –

During January 2018, the Company acquired a land parcel adjacent to an existing shopping center located in Ardmore, PA for a purchase price of $3.4 million.

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels (dollars in millions):

	Six Months Ended June 30,
	2018	2017
Aggregate sales price	$833.1	$157.3
Gain on sale of operating properties/change in control of interests	$152.2	$21.6
Impairment charges	$9.9	$2.4
Number of operating properties sold/deconsolidated	35	11
Number of out-parcels sold	2	5

Included in the table above, during the six months ended June 30, 2018, the Company sold a portion of its investment in a consolidated operating property to its partner based on a gross fair value of $320.0 million, including $206.0 million of non-recourse mortgage debt, and amended the partnership agreement to provide for joint control of the entity. As a result of the amendment, the Company no longer consolidates the entity and as such, reduced noncontrolling interests by $43.8 million and recognized a gain on change in control of $6.8 million, in accordance with the adoption of ASU 2017-05 effective as of January 1, 2018 (See Footnote 2 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion). The Company now has an investment in this unconsolidated property ($62.4 million as of the date of deconsolidation), included in Investments in and advances to real estate joint ventures on the Company’s Condensed Consolidated Balance Sheets. The Company’s share of this investment is subject to change and is based upon a cash flow waterfall provision within the partnership agreement (54.8% as of the date of deconsolidation).

During the six months ended June 30, 2018, the Company disposed of five land parcels, in separate transactions, for an aggregate sales price of $4.7 million, which resulted in an aggregate gain of $2.1 million, included in Other income, net on the Company’s Condensed Consolidated Statements of Income.

Held-for-Sale

At June 30, 2018, the Company had three consolidated properties classified as held-for-sale at an aggregate carrying amount of $10.2 million (including accumulated depreciation of $4.8 million), which are included in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company’s determination of the fair value of the properties was based upon executed contracts of sale with third parties. The book value of one of these properties exceeded its estimated fair value, less costs to sell, and as such an impairment charge of $0.3 million was recognized. Additionally, the Company reclassified $3.1 million in mortgage debt related to one of these properties to Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

Impairments –

During the six months ended June 30, 2018, the Company recognized aggregate impairment charges of $30.5 million. These impairment charges consist of (i) $20.6 million related to adjustments to property carrying values for properties which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold period for such properties and (ii) $9.9 million related to the sale of certain operating properties, as discussed above. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. See Footnote 12 to the Notes to the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

4. Real Estate Under Development

The Company is engaged in various real estate development projects for long-term investment. As of June 30, 2018, the Company had in progress a total of four active real estate development projects and two additional projects held for future development.

The costs incurred to date for these real estate development projects are as follows (in thousands):

Property Name	Location	June 30, 2018	December 31, 2017
Grand Parkway Marketplace	Spring, TX	$46,727	$43,403
Dania Pointe (1)	Dania Beach, FL	218,870	152,841
Mill Station	Owings Mills, MD	42,085	34,347
Lincoln Square	Philadelphia, PA	140,175	90,479
Avenues Walk (2)	Jacksonville, FL	48,573	48,573
Promenade at Christiana (3)	New Castle, DE	33,329	32,875
Total (4)		$529,759	$402,518

(1)

These costs include expenditures for phase I and phase II offsite and infrastructure requirements. During the six months ended June 30, 2018, the Company acquired a parcel adjacent to this development project for a purchase price of $4.6 million.

(2)	Mixed-use project to be developed in the future.
(3)	Land held for future development.
(4)	Includes capitalized costs of interest, real estate taxes, insurance, legal costs and payroll of $36.5 million and $27.7 million, as of June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018, the Company capitalized (i) interest of $6.7 million, (ii) real estate taxes, insurance and legal costs of $1.2 million and (iii) payroll of $0.9 million, in connection with these real estate development projects.

5. Investments in and Advances to Real Estate Joint Ventures

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.

The table below presents joint venture investments for which the Company held an ownership interest at June 30, 2018 and December 31, 2017 (in millions, except number of properties):

	Ownership	The Company's Investment
Joint Venture	Interest	June 30, 2018	December 31, 2017
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2) (3)	15.0%	$183.9	$179.5
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	160.2	154.1
Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	117.4	105.0
Other Joint Venture Programs (3) (4)	Various	107.2	45.3
Total*		$568.7	$483.9

* Representing 116 property interests and 23.9 million square feet of GLA, as of June 30, 2018, and 118 property interests and 23.5 million square feet of GLA, as of December 31, 2017.

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

(3)

As of December 31, 2017, the Company had aggregate net deferred gains of $6.9 million relating to the disposal of operating properties prior to the adoption of ASU 2017-05. These deferred gains were included in the Company’s investment above, of which $5.1 million related to KimPru II and $1.8 million related to Other Joint Venture Programs. Upon adoption, the Company recorded a cumulative-effect adjustment of $6.9 million to its beginning retained earnings as of January 1, 2018 on the Company’s Condensed Consolidated Statements of Changes in Equity. See Footnote 2 to the Notes to the Company’s Condensed Consolidated Financial Statements for further detail and discussion.

(4)

During March 2018, the Company sold a portion of its investment in a consolidated operating property to its partner and amended the partnership agreement to provide for joint control of the entity. As a result of the amendment, the Company no longer consolidates the entity. As of the date of deconsolidation, the Company had an investment in this unconsolidated property of $62.4 million. See Footnotes 2 and 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for further detail and discussion.

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Joint Venture	2018	2017	2018	2017
KimPru and KimPru II	$2.7	$3.2	$5.6	$6.5
KIR	9.9	7.2	18.9	16.6
CPP	1.3	1.3	2.5	2.9
Other Joint Venture Programs (1)	5.1	1.5	9.0	1.9
Total	$19.0	$13.2	$36.0	$27.9

(1)

During the three months ended June 30, 2018, a joint venture investment distributed cash proceeds resulting from the refinancing of an existing loan of which the Company’s share was $3.6 million. This distribution was in excess of the Company’s carrying basis in this joint venture investment and as such was recognized as income.

During the six months ended June 30, 2018, certain of the Company’s real estate joint ventures disposed of four operating properties, in separate transactions, for an aggregate sales price of $37.9 million. These transactions resulted in an aggregate net gain to the Company of $3.5 million for the six months ended June 30, 2018.

During the six months ended June 30, 2017, certain of the Company’s real estate joint ventures disposed of six operating properties and a portion of one property, in separate transactions, for an aggregate sales price of $49.3 million. These transactions resulted in an aggregate net gain to the Company of $0.1 million, before income taxes, for the six months ended June 30, 2017. In addition, during the six months ended June 30, 2017, the Company acquired a controlling interest in three operating properties from certain joint ventures, in separate transactions, for an aggregate sales price of $320.1 million.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2018 and December 31, 2017 (dollars in millions):

	As of June 30, 2018			As of December 31, 2017
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$623.1	3.96%	53.8	$625.7	3.59%	59.8
KIR	686.6	4.63%	41.8	702.0	4.60%	47.5
CPP	84.3	3.64%	60.1	84.9	2.91%	4.0
Other Joint Venture Programs	487.1	4.18%	82.8	287.6	4.41%	27.2
Total	$1,881.1			$1,700.2

* Includes extension options

6. Other Real Estate Investments and Other Assets

Preferred Equity Capital -

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of June 30, 2018, the Company’s net investment under the Preferred Equity Program was $172.1 million relating to 286 properties, including 273 net leased properties.  During the six months ended June 30, 2018, the Company recognized income of $19.5 million from its preferred equity investments, including $10.0 million in profit participation earned from five capital transactions. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

Albertsons -

As of June 30, 2018, the Company owns 9.74% of the common stock of Albertsons Companies, Inc. (“ACI”) through two wholly-owned partnerships and accounts for this investment on the cost method. The Company’s net investment of $140.2 million in ACI is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

On February 20, 2018, ACI announced the execution of a definitive merger agreement under which ACI will acquire all the outstanding shares of Rite Aid Corporation (NYSE: RAD) (“RAD”). This agreement is subject to customary closing conditions. During June 2018, RAD scheduled a special stockholder meeting for August 9, 2018 for its stockholders of record to vote on the proposed merger with ACI. In addition, RAD announced that the registration statement on Form S-4 filed, in connection with this proposed merger, has been declared effective by the Securities and Exchange Commission. Upon completion of the proposed merger, the Company expects to account for its net investment in ACI as an available-for-sale marketable security, with the related changes in fair value recognized in net income.

7. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at June 30, 2018 and December 31, 2017, are 22 and 24 consolidated entities that are VIEs, respectively, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At June 30, 2018, total assets of these VIEs were $891.3 million and total liabilities were $69.6 million. At December 31, 2017, total assets of these VIEs were $1.2 billion and total liabilities were $383.5 million.

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

Additionally, included within the Company’s real estate development projects at June 30, 2018 and December 31, 2017, are two and three consolidated entities that are VIEs, respectively, for which the Company is the primary beneficiary. These entities have been established to develop real estate properties to hold as long-term investments. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investments at risk are not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At June 30, 2018, total assets of these real estate development VIEs were $350.4 million and total liabilities were $37.6 million. At December 31, 2017, total assets of these real estate development VIEs were $307.9 million and total liabilities were $34.2 million.

Substantially all the projected development costs to be funded for these two real estate development projects, approximately $25.0 million to $75.0 million, will be funded with capital contributions from the Company, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

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

	As of June 30, 2018	As of December 31, 2017
Number of unencumbered VIEs	21	22
Number of encumbered VIEs	3	5
Total number of consolidated VIEs	24	27

Restricted Assets:
Real estate, net	$102.6	$627.5
Cash and cash equivalents	3.5	9.8
Accounts and notes receivable, net	1.4	3.2
Other assets	2.5	4.5
Total Restricted Assets	$110.0	$645.0

VIE Liabilities:
Mortgages payable, net	$35.3	$340.9
Other liabilities	71.9	76.8
Total VIE Liabilities	$107.2	$417.7

8. Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of June 30, 2018, the Company had a total of 11 loans aggregating $31.1 million, of which all were identified as performing loans.

During the six months ended June 30, 2018, the Company sold an operating property for a sales price of $20.8 million. In conjunction with this sale, the Company issued mortgage financing of $14.7 million which is scheduled to mature on December 20, 2018 and bears interest at a rate equal to the greater of (i) 5.00% or (ii) LIBOR plus 300 basis points (5.09% as of June 30, 2018). This loan is collateralized by the property.

Additionally, during the six months ended June 30, 2018, the Company received full payment relating to one mortgage receivable which had an aggregate outstanding balance of $5.7 million Canadian dollars (USD $4.5 million). This loan bore interest at a rate of 7.00% and matured in May 2018.

9. Marketable Securities

Effective January 1, 2018, in accordance with the adoption of ASU 2016-01, the Company now recognizes changes in the fair value of equity investments with readily determinable fair values in net income. In addition, the Company recorded a cumulative-effect adjustment of $1.1 million to its beginning retained earnings as of January 1, 2018, which is reflected in Cumulative distributions in excess of net income on the Company’s Condensed Consolidated Statements of Changes in Equity, to reclassify unrealized losses previously reported in AOCI for available-for-sale marketable securities. Also, during the six months ended June 30, 2018, the Company recognized a net loss on changes in fair value of its available-for-sale marketable securities of $0.1 million in Other income, net on the Company’s Condensed Consolidated Statements of Income.

10. Notes and Mortgages Payable

Notes Payable -

In June 2018, the Company repurchased $6.4 million of its $500.0 million Senior Unsecured Notes which bear interest at an annual rate of 3.20% and are scheduled to mature in May 2021. As of June 30, 2018, these Senior Unsecured Notes had an outstanding balance of $493.6 million.

On July 24, 2018, the Company issued a notice of redemption for all of its $300.0 million 6.875% Senior Unsecured Notes (the “Senior Notes”) which are scheduled to mature in October 2019.  The Senior Notes will be redeemed on August 23, 2018 (the “Redemption Date”) at a redemption price (“Redemption Price”) equal to the greater of (i) 100% of the aggregate principal amount of the Senior Notes to be redeemed and (ii) the sum, as determined by an independent investment banker to be appointed by the Company, of the remaining scheduled payments of principal and interest in respect of the Senior Notes being redeemed (exclusive of any interest accrued to, but excluding, the Redemption Date) discounted to the Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, plus, in either case, accrued and unpaid interest to, but excluding, the Redemption Date. The Redemption Price will be determined on August 20, 2018.

Mortgages Payable -

During the six months ended June 30, 2018, the Company (i) deconsolidated $206.0 million of individual non-recourse mortgage debt relating to an operating property for which the Company no longer holds a controlling interest and (ii) repaid $176.0 million of maturing mortgage debt (including fair market value adjustments of $0.8 million) that encumbered four operating properties.

Additionally, during the six months ended June 30, 2018, the Company disposed of an encumbered property through foreclosure. The transaction resulted in a net decrease in mortgage debt of $12.4 million. In addition, the Company recognized a gain on forgiveness of debt of $4.3 million and relief of accrued interest of $3.4 million, both of which are included in Other income, net in the Company’s Condensed Consolidated Statements of Income.

11. Noncontrolling Interests

      Noncontrolling interests represent the portion of equity that the Company does not own in entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a VIE in accordance with the provisions of the FASB’s Consolidation guidance.  The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Condensed Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Condensed Consolidated Statements of Income.  During the six months ended June 30, 2018, there were various transactions that had an impact on noncontrolling interest. See Footnotes 3 and 5 to the Notes to Condensed Consolidated Financial Statements for additional information regarding specific transactions.

In addition, during the six months ended June 30, 2018, the Company acquired its partners’ interests in three consolidated entities, in two separate transactions, for an aggregate purchase price of $3.4 million. These transactions resulted in a net decrease in Noncontrolling interest of $4.6 million and a corresponding net increase in Paid-in capital of $1.2 million on the Company’s Condensed Consolidated Balance Sheets. There are no remaining partners in two of these consolidated entities.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes payable, net (1)	$4,591,178	$4,338,371	$4,596,140	$4,601,479
Mortgages payable, net (2)	$477,538	$470,651	$882,787	$881,427

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its Credit Facility was classified within Level 3 of the fair value hierarchy.  The estimated fair value amounts classified as Level 2 as of June 30, 2018 and December 31, 2017, were $4.3 billion and $4.6 billion, respectively. The estimated fair value amounts classified as Level 3 as of June 30, 2018 and December 31, 2017, were $0 and $1.9 million, respectively.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2018	Level 1		Level 2		Level 3
Assets:
Marketable equity securities	$11,838		$11,838	$		$-
Interest rate swaps	$72	$			$72	$-

	Balance at December 31, 2017	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$11,936	$11,936	$-	$-
Liabilities:
Interest rate swaps	$344	$-	$344	$-

Assets measured at fair value on a non-recurring basis during the six months ended June 30, 2018 and the year ended December 31, 2017, are as follows (in thousands):

	Balance at June 30, 2018	Level 1	Level 2	Level 3

Real estate	$117,070	$-	$-	$117,070
Investments in real estate joint ventures (1)	$62,429	$-	$-	$62,429

	Balance at December 31, 2017	Level 1	Level 2	Level 3

Real estate	$108,313	$-	$-	$108,313

(1)	Fair value measurement as of date of deconsolidation. See Footnotes 3 and 5 to the Notes to the Company’s Condensed Consolidated Financial Statements for further detail and discussion.

During the six months ended June 30, 2018 and 2017, the Company recognized impairment charges related to adjustments to property carrying values of $30.5 million and $31.3 million, respectively. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models.  The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers.  For the discounted cash flow models, the capitalization rates primarily range from 8.5% to 9.0% and discount rates primarily range from 9.50% to 10.0% which were utilized in the models based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment.  Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion regarding impairment charges).

13. Preferred Stock and Common Stock

The Company’s outstanding Preferred Stock is detailed below:

As of June 30, 2018
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

(1)

During January 2018, the underwriting financial institutions for the Class M Preferred Stock issuance elected to exercise the over-allotment option and as a result, the Company issued an additional 1,380,000 Class M Depositary Shares, each representing a one-thousandth fractional interest in a share of the Company's 5.250% Class M Cumulative Redeemable Preferred Stock, $1.00 par value per share. The Company received net proceeds before expenses of $33.4 million from this over-allotment issuance.

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

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. During the six months ended June 30, 2018, the Company repurchased 5,100,000 shares for an aggregate purchase price of $75.1 million (weighted average price of $14.72 per share). As of June 30, 2018, the Company had $224.9 million available under this common share repurchase program.

14. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2018 and 2017 (in thousands):

	2018	2017
Proceeds deposited in escrow through sale of real estate interests	$-	$89,770
Disposition of real estate interests through the issuance of mortgage receivables	$14,700	$-
Disposition of real estate interests by foreclosure of debt	$7,444	$-
Forgiveness of debt due to foreclosure	$12,415	$-
Surrender of restricted common stock	$3,492	$5,324
Declaration of dividends paid in succeeding period	$130,262	$124,679
Capital expenditures accrual	$75,760	$45,898
Deemed contribution from noncontrolling interest	$-	$10,000
Consolidation of Joint Ventures:
Increase in real estate and other assets	$-	$325,981
Increase in mortgages payable, other liabilities and noncontrolling interests	$-	$258,626
Deconsolidation of Joint Ventures:
Decrease in real estate and other assets	$300,299	$-
Increase in investments in and advances to real estate joint ventures	$62,429	$-
Decrease in mortgages payable, other liabilities and noncontrolling interests	$248,274	$-

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

The Company recognized expenses associated with its equity awards of $10.4 million and $13.8 million for the six months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, the Company had $37.1 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.1 years.

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

The following tables display the change in the components of accumulated other comprehensive income for the six months ended June 30, 2018 and 2017 (in thousands):

Unrealized Gain/(Loss) on Interest Rate Swap
Balance as of January 1, 2018, as adjusted	$(344)
Other comprehensive income before reclassifications	416
Amounts reclassified from AOCI	-
Net current-period other comprehensive income	416
Balance as of June 30, 2018	$72

	Foreign Currency Translation Adjustments	Unrealized Gains Related to Available- for-Sale Securities	Unrealized Loss on Interest Rate Swaps	Total
Balance as of January 1, 2017	$6,335	$406	$(975)	$5,766
Other comprehensive income before reclassifications	1,721	(1,619)	205	307
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income	1,721	(1,619)	205	307
Balance as of June 30, 2017	$8,056	$(1,213)	$(770)	$6,073

17. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$150,852	$131,861	$280,353	$197,039
Earnings attributable to participating securities	(863)	(647)	(1,472)	(1,070)
Net income available to the Company’s common shareholders for basic earnings per share	149,989	131,214	278,881	195,969
Distributions on convertible units	282	259	521	29
Net income available to the Company’s common shareholders for diluted earnings per share	$150,271	$131,473	$279,402	$195,998

Weighted average common shares outstanding – basic	420,731	423,650	422,060	423,516
Effect of dilutive securities (1):
Equity awards	350	432	352	505
Assumed conversion of convertible units	847	862	824	63
Weighted average common shares outstanding – diluted	421,928	424,944	423,236	424,084

Net income available to the Company's common shareholders:
Basic earnings per share	$0.36	$0.31	$0.66	$0.46
Diluted earnings per share	$0.36	$0.31	$0.66	$0.46

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 3.2 million and 4.0 million stock options that were not dilutive as of June 30, 2018 and 2017, respectively, and 2.3 million shares of restricted stock that were not dilutive for the three months ended June 30, 2018.

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of June 30, 2018, the Company had interests in 460 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 78.7 million square feet of gross leasable area (“GLA”), located in 28 states and Puerto Rico. In addition, the Company had 296 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 5.0 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

Results of Operations

Comparison of the three and six months ended June 30, 2018 and 2017

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017 (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	$ Change	2018	2017	$ Change

Revenues
Revenues from rental properties	$222,651	$225,774	$(3,123)	$453,066	$453,485	$(419)
Reimbursement income	61,206	60,971	235	124,922	119,100	5,822
Other rental property income	5,526	6,098	(572)	11,112	9,649	1,463
Management and other fee income	4,020	4,333	(313)	8,381	8,530	(149)
Operating expenses
Rent (1)	(2,742)	(2,765)	23	(5,560)	(5,548)	(12)
Real estate taxes	(37,274)	(38,747)	1,473	(77,708)	(77,016)	(692)
Operating and maintenance (2)	(41,325)	(42,703)	1,378	(84,656)	(85,277)	621
General and administrative (3)	(24,029)	(19,965)	(4,064)	(46,427)	(42,195)	(4,232)
Provision for doubtful accounts	(1,051)	(2,096)	1,045	(3,182)	(3,500)	318
Impairment charges	(22,873)	(29,719)	6,846	(30,519)	(31,336)	817
Depreciation and amortization	(79,760)	(95,270)	15,510	(161,142)	(187,344)	26,202
Other income/(expense)
Other income, net	3,277	1,439	1,838	9,456	2,712	6,744
Interest expense	(46,434)	(46,090)	(344)	(96,377)	(92,572)	(3,805)
Benefit for income taxes, net	720	1,034	(314)	668	1,527	(859)
Equity in income of joint ventures, net	19,040	13,169	5,871	35,953	27,902	8,051
Gain on change in control of interests	-	60,972	(60,972)	-	71,160	(71,160)
Equity in income of other real estate investments, net	9,617	38,356	(28,739)	19,593	42,043	(22,450)
Gain on sale of operating properties/change in control of interests	95,240	19,883	75,357	152,211	21,569	130,642
Net income attributable to noncontrolling interests	(423)	(11,258)	10,835	(315)	(12,740)	12,425
Preferred dividends	(14,534)	(11,555)	(2,979)	(29,123)	(23,110)	(6,013)
Net income available to the Company's common shareholders	$150,852	$131,861	$18,991	$280,353	$197,039	$83,314
Net income available to the Company:
Diluted per common share	$0.36	$0.31	$0.05	$0.66	$0.46	$0.20

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
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

      The following describes the activity of certain line items from the Company’s Condensed Consolidated Statements of Income, which it believes represent items that have significant changes during the three months and/or six months ended June 30, 2018, as compared to the corresponding periods in 2017:

Revenue from rental properties –

The decrease in Revenues from rental properties of $3.1 million for the three months ended June 30, 2018, as compared to the corresponding period in 2017, is primarily from the combined effect of (i) a decrease in revenues of $15.5 million from properties sold during 2018 and 2017, partially offset by (ii) the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, providing incremental revenues for the three months ended June 30, 2018, of $10.5 million, as compared to the corresponding period in 2017, and (iii) the acquisition/consolidation of operating properties during 2017, providing incremental revenues for the three months ended June 30, 2018, of $1.9 million, as compared to the corresponding period in 2017.

Reimbursement income –

The increase in Reimbursement income of $5.8 million for the six months ended June 30, 2018, as compared to the corresponding period in 2017, is primarily from the combined effect of (i) increased occupancy rates, nature and timing of spending and net growth in recovery rates for the current portfolio, providing incremental reimbursement income for the six months ended June 30, 2018, of $7.5 million, as compared to the corresponding period in 2017, and (ii) the acquisition/consolidation of operating properties during 2017, providing incremental reimbursement income for the six months ended June 30, 2018, of $3.1 million, as compared to the corresponding period in 2017, partially offset by (iii) a decrease in reimbursement income of $4.8 million from properties sold during 2018 and 2017.

General and administrative –

The increase in General and administrative costs of $4.1 million and $4.2 million for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017, is primarily due to an increase in severance and personnel costs.

Impairment charges –

During the six months ended June 30, 2018 and 2017, the Company recognized impairment charges related to adjustments to property carrying values of $30.5 million and $31.3 million, respectively, for which the Company’s estimated fair values were primarily based upon (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Depreciation and amortization –

The decrease in Depreciation and amortization of $15.5 million for the three months ended June 30, 2018, as compared to the corresponding period in 2017, is primarily due to (i) a decrease of $10.7 million related to the acceleration of depreciable lives of assets within the Company’s redevelopment projects associated with demolition during the three months ended June 30, 2018, as compared to the corresponding period in 2017, (ii) a decrease related to tenant vacates of $4.6 million during the three months ended June 30, 2018, as compared to the corresponding period in 2017 and (iii) a decrease of $3.2 million resulting from property dispositions in 2018 and 2017, partially offset by (iv) an increase of $3.0 million related to the acquisition/consolidation of operating properties during 2017.

The decrease in Depreciation and amortization of $26.2 million for the six months ended June 30, 2018, as compared to the corresponding period in 2017, is primarily due to (i) a decrease of $20.8 million related to the acceleration of depreciable lives of assets within the Company’s redevelopment projects associated with demolition during the six months ended June 30, 2018, as compared to the corresponding period in 2017 (ii) a decrease related to tenant vacates of $7.2 million during the six months ended June 30, 2018, as compared to the corresponding period in 2017 and (iii) a decrease of $5.1 million resulting from property dispositions in 2018 and 2017, partially offset by (iv) an increase of $6.9 million related to the acquisition/consolidation of operating properties during 2017.

Other income, net –

The increase in Other income, net of $6.7 million for the six months ended June 30, 2018, as compared to the corresponding period in 2017, is primarily due to (i) the recognition of gain on forgiveness of debt of $4.3 million and relief of accrued interest of $3.4 million resulting from the foreclosure of an encumbered property during 2018, partially offset by (ii) a decrease of $0.8 million due to foreign currency losses during the six months ended June 30, 2018, as compared to the corresponding period in 2017.

Interest expense –

The increase in Interest expense of $3.8 million for the six months ended June 30, 2018, as compared to the corresponding period in 2017, is primarily the result of higher interest rates and higher levels of borrowings during the six months ended June 30, 2018, as compared to the corresponding period in 2017, partially offset by the repayment of maturing debt during 2018 and 2017.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $5.9 million for the three months ended June 30, 2018, as compared to the corresponding period in 2017, is primarily due to (i) an increase in net gains of $5.1 million resulting from the sale of properties and capital transactions within various joint venture investments during 2018, as compared to the corresponding period in 2017, and (ii) a decrease in impairment charges of $0.8 million recognized during 2018, as compared to 2017.

The increase in Equity in income of joint ventures, net of $8.1 million for the six months ended June 30, 2018, as compared to the corresponding period in 2017, is primarily due to (i) an increase in net gains of $6.1 million resulting from the sale of properties and capital transactions within various joint venture investments during 2018, as compared to the corresponding period in 2017, and (ii) a decrease in impairment charges of $1.9 million recognized during 2018, as compared to 2017.

Gain on change in control of interests –

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

Equity in income of other real estate investments, net –

The decrease in Equity in income of other real estate investments, net of $28.7 million for the three months ended June 30, 2018, as compared to the corresponding period in 2017, is primarily due to (i) a decrease of $34.6 million in equity in income from the ACI joint venture resulting from cash distributions received in excess of the Company’s carrying basis during 2017, partially offset by (ii) an increase in earnings and profit participation from capital transactions related to Company’s Preferred Equity Program of $5.9 million during 2018, as compared to the corresponding period in 2017.

The decrease in Equity in income of other real estate investments, net of $22.5 million for the six months ended June 30, 2018, as compared to the corresponding period in 2017, is primarily due to (i) a decrease of $34.6 million in equity in income from the ACI joint venture resulting from cash distributions received in excess of the Company’s carrying basis during 2017, partially offset by (ii) an increase in earnings and profit participation from capital transactions related to Company’s Preferred Equity Program of $12.1 million during 2018, as compared to the corresponding period in 2017.

Gain on sale of operating properties/change in control of interests –

During the six months ended June 30, 2018, the Company disposed/deconsolidated of 35 operating properties and two out-parcels, in separate transactions, for an aggregate sales price of $833.1 million. These transactions resulted in (i) an aggregate gain of $152.2 million and (ii) aggregate impairment charges of $9.9 million.

During the six months ended June 30, 2017, the Company disposed of 11 consolidated operating properties and five out-parcels, in separate transactions, for an aggregate sales price of $157.3 million. These transactions resulted in (i) an aggregate gain of $21.6 million and (ii) aggregate impairment charges of $2.4 million.

Net income attributable to noncontrolling interests –

The decrease in Net income attributable to noncontrolling interests of $10.8 million and $12.4 million for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017, is primarily due to equity in income allocated to the Company’s noncontrolling interest members as a result of a distribution in excess of basis in the Albertsons joint venture during 2017.

Preferred dividends –

The increase in Preferred dividends of $3.0 million and $6.0 million for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017, is primarily due to the issuances of Class L Preferred Stock and Class M Preferred Stock in 2017 and 2018, partially offset by the partial redemption of Class I Preferred Stock in 2017.

Net income available to the Company’s common shareholders and Diluted earnings per share –

Net income available to the Company’s common shareholders was $150.9 million for the three months ended June 30, 2018, as compared to $131.9 million for the three months ended June 30, 2017. On a diluted per share basis, net income available to the Company for the three months ended June 30, 2018, was $0.36 as compared to $0.31 for the three months ended June 30, 2017. These changes are primarily attributable to (i) an increase in gains on sale of operating properties, (ii) a decrease in depreciation and amortization, (iii) a decrease in net income attributable to noncontrolling interests, (iv) a decrease in impairment charges, (v) an increase in equity in income of joint ventures, net, primarily resulting from the sales of properties and capital transactions within various joint venture investments, and (vi) increased profitability from the Company’s operating properties, partially offset by, (vii) a decrease from gain on change in control of interests, (viii) a decrease in equity in income of other real estate investments, net, (ix) an increase in general and administrative expenses and (x) an increase in preferred dividends.

Net income available to the Company’s common shareholders was $280.4 million for the six months ended June 30, 2018, as compared to $197.0 million for the six months ended June 30, 2017. On a diluted per share basis, net income available to the Company for the six months ended June 30, 2018, was $0.66 as compared to $0.46 for the six months ended June 30, 2017. These changes are primarily attributable to (i) an increase in gains on sale of operating properties, including gain on change in control of interests, (ii) a decrease in depreciation and amortization, (iii) a decrease in net income attributable to noncontrolling interests, (iv) an increase in equity in income of joint ventures, net, primarily resulting from the sales of properties and capital transactions within various joint venture investments, (v) an increase in other income, net, and (vi) incremental earnings due to the acquisition of operating properties during 2017, as well as increased profitability from the Company’s operating properties, (vii) increased profitability from the Company’s operating properties, partially offset by (viii) a decrease from gain on change in control of interests, (ix) a decrease in equity in income of other real estate investments, net, (x) an increase in preferred dividends and (xi) an increase in general and administrative expenses.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At June 30, 2018, the Company’s five largest tenants were TJX Companies, Home Depot, Ahold Delhaize USA, Albertsons and PetSmart, which represented 3.6%, 2.5%, 2.3%, 1.8% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.25 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in millions):

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents, beginning of the period	$238,513	$142,486
Net cash flow provided by operating activities	351,986	300,034
Net cash flow provided by/(used for) investing activities	228,151	(147,443)
Net cash flow used for financing activities	(513,073)	(151,978)
Change in cash and cash equivalents	67,064	613
Cash and cash equivalents, end of the period	$305,577	$143,099

Operating Activities

The Company anticipates that cash on hand, cash flows from operations, borrowings under its Credit Facility, and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.

Cash flows provided by operating activities for the six months ended June 30, 2018, were $352.0 million, as compared to $300.0 million for the comparable period in 2017. The increase of $52.0 million is primarily attributable to:

●	the acquisition of operating properties during 2017;
●	new leasing, expansion and re-tenanting of core portfolio properties;
●	an increase in distributions from the Company’s joint venture programs; and
●	changes in operating assets and liabilities due to timing of receipts and payments; partially offset by
●	an increase in interest expense.

During the six months ended June 30, 2018 and 2017, the Company capitalized personnel costs of $6.4 million and $6.5 million, respectively, relating to deferred leasing costs.

Investing Activities

Cash flows provided by investing activities were $228.2 million for the six months ended June 30, 2018, as compared to cash flows used for investing activities of $147.4 million for the comparable period in 2017.

Investing activities during 2018 consisted primarily of:

Cash inflows:

●	$472.8 million in proceeds from the sale of 35 consolidated operating properties, two out-parcels and five land parcels;

●

$15.7 million in reimbursements of investments in and advances to real estate joint ventures and reimbursements of investments in and advances to other real estate investments, primarily related to disposition of properties and loan refinancing within the joint venture portfolio and the Company’s Preferred Equity Program;

●	$6.5 million in proceeds from insurance casualty claims; and
●	$5.4 million in collection of mortgage loans receivable.

Cash outflows:

●	$248.8 million for improvements to operating real estate related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●	$15.2 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio; and
●

$7.9 million for the acquisition of operating real estate and other related net assets, including one land parcel, and the acquisition of real estate under development related to one development project.

Investing activities during 2017 consisted primarily of:

Cash inflows:

●	$66.8 million in proceeds from the sale of operating properties related to 11 consolidated operating properties and five out-parcels; and
●

$55.5 million in reimbursements of investments in and advances to real estate joint ventures, primarily related to the disposition of properties within the joint venture portfolio, and reimbursements of investments in and advances to other real estate investments, primarily related to the distribution from the Albertsons joint venture.

Cash outflows:

●	$173.0 million for improvements to operating real estate related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●

$66.0 million for acquisition of operating real estate and other related net assets, including four consolidated operating properties and a parcel, and acquisition of real estate under development related to a development project;

●

$22.7 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within one joint venture and the repayment of a mortgage in another joint venture; and

●	$9.8 million for investment in marketable securities.

Acquisitions of Operating Real Estate and Other Related Net Assets -

       During the six months ended June 30, 2018 and 2017, the Company expended $3.3 million and $56.0 million, respectively, towards the acquisition of operating real estate properties and parcels adjacent to operating real estate properties. The Company continues to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger, higher quality properties in key markets identified by the Company. The Company anticipates spending up to $25.0 million towards the acquisition of operating properties for the remainder of 2018, if suitable opportunities arise. The Company intends to fund these acquisitions with proceeds from property dispositions.

Improvements to Operating Real Estate -

During the six months ended June 30, 2018 and 2017, the Company expended $127.4 million and $81.3 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Six Months Ended June 30,
	2018	2017
Redevelopment and renovations	$93,140	$66,934
Tenant improvements and tenant allowances	33,585	10,047
Other	655	4,299
Total improvements (1)	$127,380	$81,280

(1)

During the six months ended June 30, 2018 and 2017, the Company capitalized payroll of $3.4 million and $1.4 million, respectively, and capitalized interest of $1.5 million and $1.2 million, respectively, in connection with the Company’s improvements to operating real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2018 will be approximately $125.0 million to $200.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, cash flow from operating activities, construction financing, where applicable, and availability under the Company’s Credit Facility.

Real Estate Under Development -

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments. As of June 30, 2018, the Company had in progress a total of four active real estate development projects and two additional projects held for future development. During the six months ended June 30, 2018 and 2017, the Company expended $121.4 million and $91.7 million, respectively, towards improvements to real estate under development. The Company capitalized (i) interest of $6.7 million and $5.2 million, (ii) real estate taxes, insurance and legal costs of $1.2 million and $1.7 million and (iii) payroll of $0.9 million and $2.2 million during the six months ended June 30, 2018 and 2017, respectively, in connection with these real estate development projects. The Company anticipates the total remaining costs to complete these four active projects to be approximately $125.0 million to $200.0 million. The Company anticipates its capital commitment toward these development projects for the remainder of 2018 will be approximately $100.0 million to $150.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, cash flow from operating activities, construction financing, where applicable, and availability under the Company’s Credit Facility.

Financing Activities

Cash flow used for financing activities were $513.1 million for the six months ended June 30, 2018, as compared to $152.0 million for the comparable period in 2017.

Financing activities during 2018 primarily consisted of the following:

Cash inflows:

●	$33.1 million in proceeds from the exercise of the Class M Preferred Stock over-allotment option.

Cash outflows:

●	$264.7 million of dividends paid;
●	$182.1 million for principal payments on debt (related to the repayment of debt on four encumbered properties), including normal amortization on rental property debt;
●	$75.1 million for the repurchase of common stock;
●	$14.1 million for repayments of unsecured revolving credit facility, net, and partial repayment of Senior Unsecured Note; and
●	$5.5 million for redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership units by consolidated subsidiaries.

Financing activities during 2017 primarily consisted of:

Cash inflows:

●	$450.0 million in proceeds from unsecured revolving credit facility, net; and
●	$400.0 million in proceeds from issuance of Senior Unsecured Notes.

Cash outflows:

●	$471.7 million for principal payments on debt (related to the repayment of debt on 22 encumbered properties), including normal amortization on rental property debt;
●	$252.8 million of dividends paid;
●	$250.0 million for repayment of unsecured term loan;
●	$14.9 million for financing origination costs, primarily related to costs associated with the issuance of Senior Unsecured Notes; and
●	$14.7 million for redemption/distribution of noncontrolling interests.

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

Debt maturities for the remainder of 2018 consist of $68.1 million of unconsolidated joint venture debt, assuming the utilization of extension options where available.  These maturities are anticipated to be repaid through operating cash flows, debt refinancing, unsecured credit facilities, proceeds from property sales or partner capital contributions, as deemed appropriate.

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

Preferred Stock-

      During January 2018, the underwriting financial institutions for the Class M Preferred Stock issuance elected to exercise the over-allotment option and as a result, the Company issued an additional 1,380,000 Class M Depositary Shares, each representing a one-thousandth fractional interest in a share of the Company's 5.250% Class M Cumulative Redeemable Preferred Stock, $1.00 par value per share. The Company received net proceeds before expenses of $33.4 million from this over-allotment issuance.

Share Repurchase Program –

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. During the six months ended June 30, 2018, the Company repurchased 5,100,000 shares for an aggregate purchase price of $75.1 million (weighted average price of $14.72 per share). As of June 30, 2018, the Company had $224.9 million available under this common share repurchase program.

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 6/30/18
Consolidated Indebtedness to Total Assets	<65%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	4%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.6x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.6x

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

In June 2018, the Company repurchased $6.4 million of its $500.0 million Senior Unsecured Note which bears interest at annual rate of 3.20% and is scheduled to mature in May 2021. As of June 30, 2018, this Senior Unsecured Note had an outstanding balance of $493.6 million.

On July 24, 2018, the Company issued a notice of redemption for all of its $300.0 million 6.875% Senior Unsecured Notes (the “Senior Notes”) which are scheduled to mature in October 2019.  The Senior Notes will be redeemed on August 23, 2018 (the “Redemption Date”) at a redemption price (“Redemption Price”) equal to the greater of (i) 100% of the aggregate principal amount of the Senior Notes to be redeemed and (ii) the sum, as determined by an independent investment banker to be appointed by the Company, of the remaining scheduled payments of principal and interest in respect of the Senior Notes being redeemed (exclusive of any interest accrued to, but excluding, the Redemption Date) discounted to the Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, plus, in either case, accrued and unpaid interest to, but excluding, the Redemption Date. The Redemption Price will be determined on August 20, 2018.

Credit Facility -

The Company has a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (2.94% as of June 30, 2018), can be increased to $2.75 billion through an accordion feature. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of June 30, 2018, the Credit Facility had no balance outstanding and $0.5 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 6/30/18
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	36%
Total Priority Indebtedness to GAV	<35%	3%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.2x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.0x

For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 1, 2017, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2017.

Mortgages Payable –

During the six months ended June 30, 2018, the Company (i) deconsolidated $206.0 million of individual non-recourse mortgage debt relating to an operating property for which the Company no longer holds a controlling interest and (ii) repaid $176.0 million of maturing mortgage debt (including fair market value adjustments of $0.8 million) that encumbered four operating properties.

Additionally, during the six months ended June 30, 2018, the Company disposed of an encumbered property through foreclosure. The transaction resulted in a net decrease in mortgage debt of $12.4 million. In addition, the Company recognized a gain on forgiveness of debt of $4.3 million and relief of accrued interest of $3.4 million, both of which are included in Other income, net in the Company’s Condensed Consolidated Statements of Income.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its real estate development projects. As of June 30, 2018, the Company had over 340 unencumbered property interests in its portfolio.

Dividends –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the six months ended June 30, 2018 and 2017 were $264.7 million and $252.8 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On April 24, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on July 3, 2018, which was paid on July 16, 2018. Additionally, on July 24, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on October 2, 2018, which is scheduled to be paid on October 15, 2018.

The Board of Directors declared quarterly dividends with respect to the Company’s various classes of cumulative redeemable preferred shares (Classes I, J, K, L and M). All dividends on the preferred shares were paid on July 16, 2018 to shareholders of record on July 3, 2018. Additionally, the Board of Directors also declared quarterly dividends with respect to the Company’s various series of cumulative redeemable preferred shares (Classes I, J, K, L and M). All dividends on the preferred shares are scheduled to be paid on October 15, 2018, to shareholders of record on October 1, 2018.

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

The Company expects to collect property insurance proceeds (net of deductible) equal to the replacement cost of its damaged property, currently estimated to be approximately $30.9 million. The Company expects that the final replacement cost claim will exceed the amount previously written off due to property damage ($16.0 million) and that this excess amount will be recorded, net of the deductible, as income by the Company upon full settlement and collection of the casualty insurance claim.  As of June 30, 2018, the Company has collected property insurance proceeds totaling $10.5 million to date and has a remaining receivable balance of $5.5 million, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

The Company’s business interruption insurance covers lost revenues as a result of the hurricane for a period of up to one year. After the expiration of one year following the loss, the policy has 365 days of extended period of indemnity which provides business interruption coverage in the event the properties have not fully recovered from the storm. As of June 30, 2018, the Company has collected business interruption claims totaling $3.7 million to date from its insurance provider. The Company is still in the process of assessing current and future business interruption insurance losses and will submit insurance claims for its estimated losses under its business interruption insurance policy.

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

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted, is as follows (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018		2017	2018		2017
Net income available to the Company’s common shareholders	$150,852		$131,861	$280,353		$197,039
Gain on sale of operating properties/change in control of interests	(95,163)		(19,763)	(152,134)		(20,861)
Gain on sale of joint venture operating properties/change in control of interests	(1,510)		(60,955)	(3,549)		(72,185)
Depreciation and amortization - real estate related	77,250		94,121	156,242		184,970
Depreciation and amortization - real estate joint ventures	11,611		10,311	20,895		19,851
Impairment of operating properties	22,720		21,048	30,366		23,643
Benefit for income taxes (2)	-		-	-		(39)
Noncontrolling interests (2)	(507)		(1,627)	(2,059)		(2,282)
FFO available to the Company’s common shareholders	165,253		174,996	330,114		330,136
Transactional (income)/expense:
Profit participation from other real estate investments	(5,561)		(34,573)	(10,289)		(34,573)
Gain from land sales	(1,625)		(450)	(2,078)		(1,060)
Demolition costs	573		189	573		464
Impairments on other investments	200		9,531	267		9,708
Severance costs	492		-	1,185		-
Gain on forgiveness of debt	-		-	(4,274)		-
Noncontrolling interests (3)	-		11,033	136		11,338
Loss/(gain) on marketable securities	(24)		-	1,486		(30)
Distribution in excess of basis	(3,550)		-	(3,550)		-
Other income, net	(29)		16	(29)		522
Total transactional income, net	(9,524)		(14,254)	(16,573)		(13,631)
FFO available to the Company's common shareholders as adjusted	$155,729		$160,742	$313,541		$316,505
Weighted average shares outstanding for FFO calculations:
Basic	420,731		423,650	422,060		423,516
Units	935		960	927		854
Dilutive effect of equity awards	350		432	352		505
Diluted	422,016	(1)	425,042	423,339	(1)	424,875

FFO per common share – basic	$0.39		$0.41	$0.78		$0.78
FFO per common share – diluted	$0.39	(1)	$0.41	$0.78	(1)	$0.78
FFO as adjusted per common share – basic	$0.37		$0.38	$0.74		$0.75
FFO as adjusted per common share – diluted	$0.37	(1)	$0.38	$0.74	(1)	$0.75

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $261 and $267 for the three months ended June 30, 2018 and 2017, respectively and $525 and $459 for the six months ended June 30, 2018 and 2017. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to the Company’s common shareholders	$150,852	$131,861	$280,353	$197,039
Adjustments:
Management and other fee income	(4,020)	(4,333)	(8,381)	(8,530)
General and administrative	24,029	19,965	46,427	42,195
Impairment charges	22,873	29,719	30,519	31,336
Depreciation and amortization	79,760	95,270	161,142	187,344
Interest and other expense, net	43,157	44,651	86,921	89,860
Benefit for income taxes, net	(720)	(1,034)	(668)	(1,527)
Gain on change in control of interests	-	(60,972)	-	(71,160)
Equity in income of other real estate investments, net	(9,617)	(38,356)	(19,593)	(42,043)
Gain on sale of operating properties/change in control of interests	(95,240)	(19,883)	(152,211)	(21,569)
Net income attributable to noncontrolling interests	423	11,258	315	12,740
Preferred dividends	14,534	11,555	29,123	23,110
Non same property net operating income	(26,833)	(32,054)	(58,175)	(65,756)
Non-operational expense from joint ventures, net	15,136	18,648	29,508	39,031
Same property NOI	$214,334	$206,295	$425,280	$412,070

Same property NOI increased by $8.0 million or 3.9% for the three months ended June 30, 2018, as compared to the corresponding period in 2017. This increase is primarily the result of (i) an increase of $6.2 million related to lease-up and rent commencements in the portfolio, (ii) an increase in other property income of $1.3 million and (iii) a decrease of $0.5 million of credit loss.

Same property NOI increased by $13.2 million or 3.2% for the six months ended June 30, 2018, as compared to the corresponding period in 2017. This increase is primarily the result of (i) an increase of $10.9 million related to lease-up and rent commencements in the portfolio, (ii) an increase in other property income of $1.9 million and (iii) a decrease of $0.4 million of credit loss.

Leasing Activity

During the six months ended June 30, 2018, the Company executed 579 leases totaling over 5.0 million square feet in the Company’s consolidated operating portfolio comprised of 195 new leases and 384 renewals and options. The leasing costs associated with new leases are estimated to aggregate $36.4 million or $25.30 per square foot. These costs include $28.3 million of tenant improvements and $8.1 million of external leasing commissions. The average rent per square foot on new leases was $16.05 and on renewals and options was $15.80.

Tenant Lease Expirations

At June 30, 2018, the Company has a total of 5,735 leases in the U.S. consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	148	359	$8,207	1.0%
2018	189	734	$14,503	1.7%
2019	791	4,982	$84,302	10.2%
2020	800	5,619	$92,131	11.1%
2021	801	6,407	$96,318	11.6%
2022	822	6,707	$108,070	13.0%
2023	712	6,470	$102,575	12.4%
2024	276	3,436	$52,861	6.4%
2025	220	1,856	$33,481	4.0%
2026	227	3,650	$51,354	6.2%
2027	251	3,477	$53,010	6.4%
2028	286	3,030	$53,196	6.4%

(1)	Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of June 30, 2018, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. Amounts are in millions.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$2.2	$134.4	$153.4	$153.4	$34.1	$477.5	$470.7
Average Interest Rate	-	5.29%	5.29%	5.39%	4.05%	5.56%	4.94%

Unsecured Debt
Fixed Rate	$-	$299.6	$-	$491.6	$495.4	$3,304.6	$4,591.2	$4,338.4
Average Interest Rate	-	6.88%	-	3.20%	3.40%	3.54%	3.71%

At June 30, 2018, the Company’s foreign real estate investments in their local currency had an aggregate carrying amount of 51.4 million Mexican Pesos (USD $4.7 million). Currency fluctuations between local currency and the U.S. dollar for the Company’s foreign monetary assets and liabilities result in foreign currency gains/losses which are recognized in Other income, net in the Company’s Condensed Consolidated Statements of Income. During the six months ended June 30, 2018, the Company recognized a net foreign currency loss of $0.1 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the six months ended June 30, 2018, the Company repurchased 228,431 shares for an aggregate purchase price of $3.5 million (weighted average price of $15.21 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans.  In addition, during February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million.  During the six months ended June 30, 2018, the Company repurchased 5,100,000 shares for an aggregate purchase price of $75.1 million (weighted average price of $14.72 per share). These repurchased shares are no longer outstanding.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2018 – January 31, 2018	56,094	$17.69	-	$-
February 1, 2018 – February 28, 2018	164,751	14.38	1,600,000	275.7
March 1, 2018 – March 31, 2018	222	15.21	-	275.7
April 1, 2018 – April 30, 2018	1,067		-	275.7
May 1, 2018 – May 31, 2018	5,277	14.45	3,500,000	224.9
June 1, 2018 – June 30, 2018	1,020	17.40	-	224.9
Total	228,431	$15.21	5,100,000

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

KIMCO REALTY CORPORATION

July 27, 2018	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

July 27, 2018	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer