Form 10-Q
period 2018-09-30
KIMCO REALTY CORP
filed 2018-10-26
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act.

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

As of October 16, 2018, the registrant had 421,391,305 shares of common stock outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 30, 2018	December 31, 2017
Assets:
Operating real estate, net of accumulated depreciation and amortization of $2,376,667 and $2,433,053, respectively	$9,043,480	$9,817,875
Investments in and advances to real estate joint ventures	580,737	483,861
Real estate under development	540,188	402,518
Other real estate investments	191,029	217,584
Mortgages and other financing receivables	29,222	21,838
Cash and cash equivalents	146,386	238,513
Marketable securities	12,026	13,265
Accounts and notes receivable, net	183,440	189,757
Other assets	383,013	378,515
Total assets (1)	$11,109,521	$11,763,726

Liabilities:
Notes payable, net	$4,409,500	$4,596,140
Mortgages and construction loan payable, net	477,974	882,787
Dividends payable	130,263	128,892
Other liabilities	615,613	617,617
Total liabilities (2)	5,633,350	6,225,436
Redeemable noncontrolling interests	20,074	16,143

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,996,240 shares; 42,580 and 41,200 shares issued and outstanding (in series), respectively; Aggregate liquidation preference $1,064,500 and $1,030,000, respectively	43	41
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 421,391,305 and 425,646,380 shares, respectively	4,214	4,256
Paid-in capital	6,117,339	6,152,764
Cumulative distributions in excess of net income	(743,346)	(761,337)
Accumulated other comprehensive loss	-	(1,480)
Total stockholders' equity	5,378,250	5,394,244
Noncontrolling interests	77,847	127,903
Total equity	5,456,097	5,522,147
Total liabilities and equity	$11,109,521	$11,763,726

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2018 and December 31, 2017 of $234,165 and $644,990, respectively. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at September 30, 2018 and December 31, 2017 of $143,399 and $417,688, respectively. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues
Revenues from rental properties	$215,049	$225,836	$668,115	$679,321
Reimbursement income	58,007	59,490	182,929	178,590
Other rental property income	5,643	5,593	16,755	15,242
Management and other fee income	4,381	3,926	12,762	12,456

Total revenues	283,080	294,845	880,561	885,609

Operating expenses
Rent	2,702	2,764	8,262	8,312
Real estate taxes	37,862	38,363	115,570	115,379
Operating and maintenance	39,265	40,262	123,921	125,539
General and administrative	21,348	21,523	67,775	63,718
Provision for doubtful accounts	1,389	701	4,571	4,201
Impairment charges	3,336	2,944	33,855	34,280
Depreciation and amortization	74,972	88,443	236,114	275,787
Total operating expenses	180,874	195,000	590,068	627,216

Operating income	102,206	99,845	290,493	258,393

Other income/(expense)
Other income, net	5,219	1,101	14,675	3,813
Interest expense	(44,081)	(47,258)	(140,458)	(139,830)
Early extinguishment of debt charges	(12,762)	(1,753)	(12,762)	(1,753)
Income from continuing operations before income taxes, net, equity in income of joint ventures, net, gain on change in control of interests and equity in income from other real estate investments, net	50,582	51,935	151,948	120,623

Benefit for income taxes, net	315	697	983	2,224
Equity in income of joint ventures, net	16,533	9,142	52,486	37,044
Gain on change in control of interests	-	-	-	71,160
Equity in income of other real estate investments, net	5,045	19,909	24,638	61,952

Income from continuing operations	72,475	81,683	230,055	293,003

Gain on sale of operating properties/change in control of interests	28,250	40,533	180,461	62,102

Net income	100,725	122,216	410,516	355,105

Net income attributable to noncontrolling interests	(567)	(1,186)	(882)	(13,926)

Net income attributable to the Company	100,158	121,030	409,634	341,179

Preferred stock redemption charges	-	(7,014)	-	(7,014)
Preferred dividends	(14,534)	(12,059)	(43,657)	(35,169)

Net income available to the Company's common shareholders	$85,624	$101,957	$365,977	$298,996

Per common share:
Net income available to the Company:
-Basic	$0.19	$0.24	$0.86	$0.70
-Diluted	$0.19	$0.24	$0.85	$0.70

Weighted average shares:
-Basic	419,230	423,688	421,106	423,574
-Diluted	419,764	424,311	422,443	424,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$100,725	$122,216	$410,516	$355,105
Other comprehensive income:
Change in unrealized value related to available-for-sale securities	-	153	-	(1,466)
Change in unrealized value on interest rate swap	(72)	103	344	308
Change in foreign currency translation adjustments	-	(8,056)	-	(6,335)
Other comprehensive income	(72)	(7,800)	344	(7,493)

Comprehensive income	100,653	114,416	410,860	347,612

Comprehensive income attributable to noncontrolling interests	(567)	(1,186)	(882)	(13,926)

Comprehensive income attributable to the Company	$100,086	$113,230	$409,978	$333,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess of	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Net Income	Income/(Loss)	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance, January 1, 2017	$(676,867)	$5,766	32	$32	425,034	$4,250	$5,922,958	$5,256,139	$146,735	$5,402,874
Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	48,867	48,867
Comprehensive income:
Net income	341,179	-	-	-	-	-	-	341,179	13,926	355,105
Other comprehensive income, net of tax:
Change in unrealized loss on marketable securities	-	(1,466)	-	-	-	-	-	(1,466)	-	(1,466)
Change in unrealized loss on interest rate swaps	-	308	-	-	-	-	-	308	-	308
Change in foreign currency translation adjustment	-	(6,335)	-	-	-	-	-	(6,335)	-	(6,335)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,203)	(1,203)
Dividends declared to common and preferred shares	(379,933)	-	-	-	-	-	-	(379,933)	-	(379,933)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(13,513)	(13,513)
Issuance of common stock	-	-	-	-	776	8	(8)	-	-	-
Issuance of preferred stock			9	9			217,566	217,575		217,575
Surrender of restricted stock	-	-	-	-	(239)	(2)	(5,597)	(5,599)	-	(5,599)
Exercise of common stock options	-	-	-	-	62	-	1,174	1,174	-	1,174
Amortization of equity awards	-	-	-	-	-	-	15,290	15,290	-	15,290
Redemption of preferred stock	-	-	(9)	(9)	-	-	(224,991)	(225,000)	-	(225,000)
Balance, September 30, 2017	$(715,621)	$(1,727)	32	$32	425,633	$4,256	$5,926,392	$5,213,332	$194,812	$5,408,144

Balance at December 31, 2017, as previously reported	$(761,337)	$(1,480)	41	$41	425,646	$4,256	$6,152,764	$5,394,244	$127,903	$5,522,147
Impact of change in accounting principles
ASU 2017-05 (1)	8,098	-	-	-	-	-	-	8,098	-	8,098
ASU 2016-01 (1)	(1,136)	1,136	-	-	-	-	-	-	-	-
Balance at January 1, 2018, as adjusted	$(754,375)	$(344)	41	$41	425,646	$4,256	$6,152,764	$5,402,342	$127,903	$5,530,245
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	109	109
Comprehensive income:
Net income	409,634	-	-	-	-	-	-	409,634	882	410,516
Other comprehensive income:								-		-
Change in unrealized value on interest rate swap	-	344	-	-	-	-	-	344	-	344
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(279)	(279)
Dividends declared to common and preferred shares	(398,605)	-	-	-	-	-	-	(398,605)	-	(398,605)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,373)	(2,373)
Issuance of common stock	-	-	-	-	1,101	11	(11)	-	-	-
Repurchase of common stock	-	-	-	-	(5,100)	(51)	(75,075)	(75,126)	-	(75,126)
Surrender of restricted common stock	-	-	-	-	(291)	(2)	(4,288)	(4,290)	-	(4,290)
Exercise of common stock options	-	-	-	-	35	-	487	487	-	487
Amortization of equity awards	-	-	-	-	-	-	13,065	13,065	-	13,065
Issuance of preferred stock	-	-	2	2	-	-	33,112	33,114	-	33,114
Acquisition/deconsolidation of noncontrolling interests	-	-	-	-	-	-	1,203	1,203	(48,395)	(47,192)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	-	-	(3,918)	(3,918)	-	(3,918)
Balance at September 30, 2018	$(743,346)	$-	43	$43	421,391	$4,214	$6,117,339	$5,378,250	$77,847	$5,456,097

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017

Cash flow from operating activities:
Net income	$410,516	$355,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,114	275,787
Impairment charges	33,855	34,280
Deferred Taxes	-	(238)
Early extinguishment of debt charges	12,762	1,753
Equity award expense	14,455	17,836
Gain on sale of operating properties/change in control of interests	(180,461)	(62,102)
Gain on change in control of interests	-	(71,160)
Equity in income of joint ventures, net	(52,486)	(37,044)
Equity in income of other real estate investments, net	(24,638)	(61,952)
Distributions from joint ventures and other real estate investments	80,900	41,071
Change in accounts and notes receivable	6,317	(189)
Change in accounts payable and accrued expenses	26,072	37,884
Change in Canadian withholding tax receivable	-	4,138
Change in other operating assets and liabilities	(47,075)	(41,353)
Net cash flow provided by operating activities	516,331	493,816

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(5,407)	(110,802)
Improvements to operating real estate	(193,445)	(136,534)
Acquisition of real estate under development	(4,592)	(10,010)
Improvements to real estate under development	(175,129)	(121,764)
Investments in marketable securities	(63)	(9,822)
Proceeds from sale/repayments of marketable securities	677	2,442
Investments in and advances to real estate joint ventures	(25,781)	(26,788)
Reimbursements of investments in and advances to real estate joint ventures	7,358	17,529
Investments in and advances to other real estate investments	(353)	(666)
Reimbursements of investments in and advances to other real estate investments	10,464	40,514
Investment in other financing receivable	(65)	-
Collection of mortgage loans receivable	7,446	760
Investment in other investments	(357)	-
Proceeds from sale of operating properties	596,502	76,869
Proceeds from insurance casualty claims	13,500	-
Net cash flow provided by/(used for) investing activities	230,755	(278,272)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(202,725)	(678,939)
Principal payments on rental property debt	(10,025)	(11,508)
Proceeds from mortgage and construction loan financings	30,366	206,000
Proceeds/repayments under the unsecured revolving credit facility, net	122,254	(42)
Proceeds from issuance of unsecured notes	-	1,250,000
Repayments under unsecured notes/term loan	(315,095)	(460,988)
Financing origination costs	(1,208)	(22,975)
Payment of early extinguishment of debt charges	(13,308)	(2,461)
Contributions from noncontrolling interests	109	1,422
Redemption/distribution of noncontrolling interests	(6,046)	(95,410)
Dividends paid	(397,232)	(381,182)
Proceeds from issuance of stock, net	33,601	218,750
Repurchase of common stock	(75,126)	-
Redemption of preferred stock	-	(225,000)
Change in other financing liabilities	(4,778)	891
Net cash flow used for financing activities	(839,213)	(201,442)

Net change in cash and cash equivalents	(92,127)	14,102
Cash and cash equivalents, beginning of the period	238,513	142,486
Cash and cash equivalents, end of the period	$146,386	$156,588

Interest paid during the period including payment of early extinguishment of debt charges of $12,762 and $0, respectively (net of capitalized interest of $13,319 and $10,671, respectively)	$141,371	$118,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation and subsidiaries (the "Company"), affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, which are anchored generally by grocery stores, off-price retailers, discounters or service oriented tenants. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2017 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Reclassifications -

Certain amounts in the prior period have been reclassified in order to conform with the current period’s presentation. The Company reclassified $7.1 million and $22.7 million of costs related to property management and services of the Company’s operating properties from General and administrative to Operating and maintenance on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively. In conjunction with the adoption of Accounting Standard Update (“ASU”) 2014-09 discussed below, the Company reclassified $59.5 million and $178.6 million of Reimbursement income and $5.6 million and $15.2 million of Other rental property income from Revenues from rental properties on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively.

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

Revenue and Gain Recognition–

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018, for which the Company did not identify any open contracts. The Company also utilized the practical expedient for which the Company was not required to restate revenue from contracts that began and are completed within the same annual reporting period. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition (Topic 605). The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of September 30, 2018, the Company had no outstanding contract assets or contract liabilities. The adoption of this standard did not result in any material changes to the Company’s revenue recognition as compared to the previous guidance.

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

Other rental property income

Other rental property income totaled $16.8 million and $15.2 million for the nine months ended September 30, 2018 and 2017, respectively, which mainly consists of ancillary income and TIF income. Ancillary income is derived through various agreements relating to parking lots, clothing bins, temporary storage, vending machines, ATMs, trash bins and trash collections, seasonal leases, etc. The majority of the revenue derived from these sources are through lease agreements/arrangements and are recognized in accordance with the lease terms described in the lease. The Company has TIF agreements with certain municipalities and receives payments in accordance with the agreements. TIF reimbursement income is recognized on a cash-basis when received.

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

During the nine months ended September 30, 2018, the Company sold a portion of its investment in a consolidated operating property to its partner and amended the partnership agreement to provide for joint control of the entity. As a result of the amendment, the Company no longer consolidates the entity and recognized a gain on change in control of $6.8 million, in accordance with the adoption of ASU 2017-05 (See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional disclosure regarding disposals), which is included in Gain on sale of operating properties/change in control of interests on the Company’s Condensed Consolidated Statements of Income.

New Accounting Pronouncements –

       The following table represents ASUs to the FASB’s ASC that, as of September 30, 2018, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

ASU	Description	Effective Date	Effect on the financial statements or other significant matters

ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.

		January 1, 2020; Early adoption permitted	The adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

The amendment modifies the disclosure requirements on fair value measurements in Topic 820, based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits.

		January 1, 2020; Early adoption permitted	The adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.
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

ASU 2018-11, Leases (Topic 842): Targeted Improvements

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

January 1, 2019; Early adoption permitted

The Company plans to adopt this standard using the modified retrospective approach, which requires a cumulative-effect adjustment, if any, as of the date of adoption. The Company continues to evaluate the impact of adoption, including the election of certain practical expedients, on the Company’s financial position and/or results of operations.

The Company has identified certain leases and accounting policies which it believes the adoption could impact, including its ground leases, administrative office leases, internal leasing costs and non-lease components.

For leases where the Company is a lessee, primarily its ground leases and administrative office leases, the Company will be required to record a lease liability and a right of use asset on its Consolidated Balance Sheets at present value upon adoption.

In addition, direct internal leasing costs will continue to be capitalized, however, indirect internal leasing costs previously capitalized will be expensed.

Additionally, during July 2018, the FASB issued ASU 2018-11, which includes (i) an additional transition method to provide transition relief on comparative reporting at adoption and (ii) an amendment to provide lessors with a practical expedient to combine lease and non-lease components of a contract if certain criteria are met. Under the transition option, companies can opt to not apply the new guidance, including its disclosure requirements, in the comparative periods they present in their financial statements in the year of adoption. The practical expedient allows lessors to elect, by class of underlying asset, to combine non-lease and associated lease components when certain criteria are met and requires them to account for the combined component in accordance with new revenue standard (Topic 606) if the non-lease components are the predominant component; conversely, if a lessor determines that the lease components are the predominant component, it requires them to account for the combined component as an operating lease in accordance with new leasing standard (Topic 842).

In addition, the FASB proposed allowing lessors to make an accounting policy election to not evaluate whether sales taxes, real estate taxes and insurance imposed by a third party on a lease revenue-producing activity are the primary obligation of the lessor as owner of the underlying leased asset. The proposal also would require lessors to exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments if the amount paid is not readily determinable by the lessor. The proposal would also clarify that lessors are required to allocate (rather than recognize) certain variable payments to lease and non-lease components of a contract when the changes in facts and circumstances on which the variable payment is based occur. However, companies can’t apply proposed guidance until the FASB finalizes it.

For leases where the Company is a lessor, within the terms of certain of its leases, the Company is entitled to receive reimbursement amounts from tenants for operating expenses such as real estate taxes, insurance and other CAM, which are considered non-lease components. The Company plans to elect the lessor practical expedient to combine the lease and non-lease components. The Company currently does not believe the adoption will significantly affect the timing of the recognition of its combined lease and non-lease components.

The following ASUs to the FASB’s ASC have been adopted by the Company during the nine months ended September 30, 2018:

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

January 1, 2018

The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard, except for the lease component relating to common area maintenance (“CAM”) reimbursement revenue, which may be within the scope of this standard upon the effective date of ASU 2016-02, Leases (Topic 842) (see discussion above)

The revenues which are within the scope of this standard include other ancillary income earned through the Company’s operating properties as well as fees for services performed at various unconsolidated joint ventures which the Company manages. These fees primarily include property and asset management fees, leasing fees, development fees and property acquisition/disposition fees. The Company believes the timing of recognition and amount of these revenues will be generally consistent with the previous recognition and measurement.  See above for impact from the adoption of this ASU.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

This amendment requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. The amendment should be applied using a retrospective transition method to each period presented.

	January 1, 2018	There was no impact to the Company’s statement of cash flows.

3. Operating Property Activities

Acquisitions and Dispositions –

During the nine months ended September 30, 2018, the Company acquired two land parcels adjacent to existing shopping centers located in Ardmore, PA and Elmont, NY, in separate transactions, for an aggregate purchase price of $5.4 million.

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels (dollars in millions):

	Nine Months Ended September 30,
	2018	2017
Aggregate sales price/gross fair value	$973.5	$230.2
Gain on sale of operating properties/change in control of interests	$180.5	$62.1
Impairment charges	$16.3	$13.0
Number of operating properties sold/deconsolidated	45	15
Number of out-parcels sold	4	8

Included in the table above, during the nine months ended September 30, 2018, the Company sold a portion of its investment in a consolidated operating property to its partner based on a gross fair value of $320.0 million, including $206.0 million of non-recourse mortgage debt, and amended the partnership agreement to provide for joint control of the entity. As a result of the amendment, the Company no longer consolidates the entity and as such, reduced noncontrolling interests by $43.8 million and recognized a gain on change in control of $6.8 million, in accordance with the adoption of ASU 2017-05 effective as of January 1, 2018 (See Footnote 2 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion). The Company now has an investment in this unconsolidated property ($62.4 million as of the date of deconsolidation), included in Investments in and advances to real estate joint ventures on the Company’s Condensed Consolidated Balance Sheets. The Company’s share of this investment is subject to change and is based upon a cash flow waterfall provision within the partnership agreement (54.8% as of the date of deconsolidation).

During the nine months ended September 30, 2018, the Company disposed of 10 land parcels, in separate transactions, for an aggregate sales price of $9.7 million, which resulted in an aggregate gain of $6.3 million, included in Other income, net on the Company’s Condensed Consolidated Statements of Income.

Held-for-Sale

At September 30, 2018, the Company had one consolidated property classified as held-for-sale at a net carrying amount of $31.2 million (including accumulated depreciation and amortization of $9.3 million), which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company’s determination of the fair value of the property was based upon an executed contract of sale with a third party, which is in excess of the carrying value of the property.

Impairments –

During the nine months ended September 30, 2018, the Company recognized aggregate impairment charges of $33.9 million. These impairment charges consist of (i) $17.6 million related to adjustments to property carrying values for properties which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold period for such properties and (ii) $16.3 million related to the sale of certain operating properties, as discussed above. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. See Footnote 12 to the Notes to the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

4. Real Estate Under Development

The Company is engaged in various real estate development projects for long-term investment. As of September 30, 2018, the Company had three active real estate development projects and two projects held for future development.

The costs incurred to date for these real estate development projects are as follows (in thousands):

Property Name	Location	September 30, 2018	December 31, 2017
Grand Parkway Marketplace II (1)	Spring, TX	$-	$43,403
Dania Pointe (2)	Dania Beach, FL	253,923	152,841
Mill Station	Owings Mills, MD	49,570	34,347
Lincoln Square	Philadelphia, PA	154,663	90,479
Avenues Walk (3)	Jacksonville, FL	48,573	48,573
Promenade at Christiana (3)	New Castle, DE	33,459	32,875
Total (4)		$540,188	$402,518

(1)

As of September 30, 2018, this development project, aggregating $47.4 million (including capitalized costs of $5.2 million), was placed in service and reclassified into Operating real estate, net on the Company’s Condensed Consolidated Balance Sheets.

(2)

These costs include expenditures for phase I and phase II offsite and infrastructure requirements. During the nine months ended September 30, 2018, the Company acquired a parcel adjacent to this development project for a purchase price of $4.6 million.

(3)	Mixed-use project to be developed in the future.
(4)	Includes capitalized costs of interest, real estate taxes, insurance, legal costs and payroll of $36.9 million and $27.7 million, as of September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018, the Company capitalized (i) interest of $10.7 million, (ii) real estate taxes, insurance and legal costs of $2.5 million and (iii) payroll of $1.2 million, in connection with these real estate development projects.

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

The table below presents joint venture investments for which the Company held an ownership interest at September 30, 2018 and December 31, 2017 (in millions, except number of properties):

	Ownership	The Company's Investment
Joint Venture	Interest	September 30, 2018	December 31, 2017
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2) (3)	15.0%	$183.0	$179.5
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	161.9	154.1
Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	127.8	105.0
Other Joint Venture Programs (3) (4)	Various	108.0	45.3
Total*		$580.7	$483.9

* Representing 115 property interests and 23.9 million square feet of GLA, as of September 30, 2018, and 118 property interests and 23.5 million square feet of GLA, as of December 31, 2017.

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

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Joint Venture	2018	2017	2018	2017
KimPru and KimPru II	$3.0	$3.2	$8.5	$9.7
KIR	8.0	8.2	26.9	24.7
CPP	1.2	1.3	3.7	4.3
Other Joint Venture Programs (1)	4.3	(3.6)	13.4	(1.7)
Total	$16.5	$9.1	$52.5	$37.0

(1)

During the nine months ended September 30, 2018, a joint venture investment distributed cash proceeds resulting from the refinancing of an existing loan of which the Company’s share was $3.6 million. This distribution was in excess of the Company’s carrying basis in this joint venture investment and to that extent was recognized as income.

During the nine months ended September 30, 2018, certain of the Company’s real estate joint ventures disposed of five operating properties, in separate transactions, for an aggregate sales price of $48.4 million. These transactions resulted in an aggregate net gain to the Company of $6.1 million for the nine months ended September 30, 2018.

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

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2018 and December 31, 2017 (dollars in millions):

	As of September 30, 2018			As of December 31, 2017
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$621.8	4.11%	50.7	$625.7	3.59%	59.8
KIR	679.0	4.40%	43.1	702.0	4.60%	47.5
CPP	84.4	3.63%	57.0	84.9	2.91%	4.0
Other Joint Venture Programs	476.9	4.18%	81.3	287.6	4.41%	27.2
Total	$1,862.1			$1,700.2

* Includes extension options

6. Other Real Estate Investments and Other Assets

Preferred Equity Capital -

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of September 30, 2018, the Company’s net investment under the Preferred Equity Program was $175.2 million relating to 285 properties, including 273 net leased properties.  During the nine months ended September 30, 2018, the Company recognized income of $24.4 million from its preferred equity investments, including $10.5 million in profit participation earned from six capital transactions. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

Albertsons -

As of September 30, 2018, the Company owns 9.74% of the common stock of Albertsons Companies, Inc. (“ACI”) through two wholly-owned partnerships and accounts for this investment on the cost method. The Company’s net investment of $140.2 million in ACI is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

On February 20, 2018, ACI announced the execution of a definitive merger agreement under which ACI would acquire all the outstanding shares of Rite Aid Corporation (NYSE: RAD) (“RAD”). RAD scheduled a special stockholder meeting for August 9, 2018 for its stockholders of record to vote on the proposed merger with ACI. However, RAD and ACI mutually agreed to terminate the definitive merger agreement prior to this special stockholder meeting.

7. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at September 30, 2018 and December 31, 2017, are 22 and 24 consolidated entities that are VIEs, respectively, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At September 30, 2018, total assets of these VIEs were $889.9 million and total liabilities were $70.3 million. At December 31, 2017, total assets of these VIEs were $1.2 billion and total liabilities were $383.5 million.

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

Additionally, included within the Company’s real estate development projects at September 30, 2018 and December 31, 2017, are two and three consolidated entities that are VIEs, respectively, for which the Company is the primary beneficiary. These entities have been established to develop real estate properties to hold as long-term investments. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investments at risk are not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At September 30, 2018, total assets of these real estate development VIEs were $400.3 million and total liabilities were $73.1 million. At December 31, 2017, total assets of these real estate development VIEs were $307.9 million and total liabilities were $34.2 million.

Substantially all the projected development costs to be funded for these two real estate development projects, approximately $150.0 million to $200.0 million, will be funded with capital contributions from the Company, when contractually obligated, and/or construction loan financing. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

All liabilities of these consolidated VIEs are non-recourse to the Company (“VIE Liabilities”). The assets of the unencumbered VIEs are not restricted for use to settle only the obligations of these VIEs. The remaining VIE assets are encumbered by third party non-recourse mortgage debt and a construction loan. The assets associated with these encumbered VIEs (“Restricted Assets”) are collateral under the respective mortgages and a construction loan and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The table below summarizes the consolidated VIEs and the classification of the Restricted Assets and VIE Liabilities on the Company’s Condensed Consolidated Balance Sheets are as follows (dollars in millions):

	As of September 30, 2018	As of December 31, 2017
Number of unencumbered VIEs	20	22
Number of encumbered VIEs	4	5
Total number of consolidated VIEs	24	27

Restricted Assets:
Real estate, net	$101.6	$627.5
Real estate under development	120.9	-
Cash and cash equivalents	3.5	9.8
Accounts and notes receivable, net	4.8	3.2
Other assets	3.4	4.5
Total Restricted Assets	$234.2	$645.0

VIE Liabilities:
Mortgages and construction loan payable, net	$63.6	$340.9
Other liabilities	79.8	76.8
Total VIE Liabilities	$143.4	$417.7

8. Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of September 30, 2018, the Company had a total of 11 loans aggregating $29.2 million, of which all were identified as performing loans.

During the nine months ended September 30, 2018, the Company sold an operating property for a sales price of $20.8 million. In conjunction with this sale, the Company issued mortgage financing of $14.7 million which is scheduled to mature on December 20, 2018 and bears interest at a rate equal to the greater of (i) 5.00% or (ii) LIBOR plus 300 basis points (5.16% as of September 30, 2018). This loan is collateralized by the property.

During the nine months ended September 30, 2018, the Company received full payment relating to the following mortgages receivable (dollars in millions):

Date Paid	Amount Received	Interest Rate	Maturity Date
Sep-18	$1.8	7.570%	Jun-19
Apr-18 (1)	$4.5	7.000%	May-18

(1)	This Canadian denominated (“CAD”) receivable had an aggregate outstanding balance of CAD 5.7 million (USD $4.5 million) upon payoff.

9. Marketable Securities

Effective January 1, 2018, in accordance with the adoption of ASU 2016-01, the Company now recognizes changes in the fair value of equity investments with readily determinable fair values in net income. In addition, the Company recorded a cumulative-effect adjustment of $1.1 million to its beginning retained earnings as of January 1, 2018, which is reflected in Cumulative distributions in excess of net income on the Company’s Condensed Consolidated Statements of Changes in Equity, to reclassify unrealized losses previously reported in AOCI for available-for-sale marketable securities. Also, during the nine months ended September 30, 2018, the Company recognized a net loss on changes in fair value of its available-for-sale marketable securities of $2.0 million in Other income, net on the Company’s Condensed Consolidated Statements of Income.

10. Notes, Mortgages and Construction Loan Payable

Notes Payable -

During the nine months ended September 30, 2018, the Company repaid the following notes (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Senior Unsecured Notes (1)	Aug-18	$300.0	6.875%	Oct-19
Senior Unsecured Notes (2)	Jun-18 & Jul-18	$15.1	3.200%	May-21

(1)	The Company recorded an early extinguishment of debt charge of $12.8 million resulting from the early repayment of these notes.
(2)	As of September 30, 2018, these notes had an outstanding balance of $484.9 million.

Mortgages and Construction Loan Payable -

During the nine months ended September 30, 2018, the Company (i) deconsolidated $206.0 million of individual non-recourse mortgage debt relating to an operating property for which the Company no longer holds a controlling interest and (ii) repaid $203.6 million of maturing mortgage debt (including fair market value adjustments of $0.9 million) that encumbered five operating properties.

In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one development property. This loan commitment is scheduled to mature in August 2020, with six additional six-month options to extend the maturity date to August 2023 and bears interest at a rate of LIBOR plus 180 basis points (3.96% as of September 30, 2018). As of September 30, 2018, the construction loan had a balance of $30.4 million outstanding.

During the nine months ended September 30, 2018, the Company disposed of an encumbered property through foreclosure. The transaction resulted in a net decrease in mortgage debt of $12.4 million. In addition, the Company recognized a gain on forgiveness of debt of $4.3 million and relief of accrued interest of $3.4 million, both of which are included in Other income, net in the Company’s Condensed Consolidated Statements of Income.

11. Noncontrolling Interests

      Noncontrolling interests represent the portion of equity that the Company does not own in entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a VIE in accordance with the provisions of the FASB’s Consolidation guidance.  The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Condensed Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Condensed Consolidated Statements of Income.  During the nine months ended September 30, 2018, there were various transactions that had an impact on noncontrolling interest. See Footnotes 3 and 5 to the Notes to Condensed Consolidated Financial Statements for additional information regarding specific transactions.

In addition, during the nine months ended September 30, 2018, the Company acquired its partners’ interests in three consolidated entities, in two separate transactions, for an aggregate purchase price of $3.4 million. These transactions resulted in a net decrease in Noncontrolling interest of $4.6 million and a corresponding net increase in Paid-in capital of $1.2 million on the Company’s Condensed Consolidated Balance Sheets. There are no remaining partners in two of these consolidated entities.

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Condensed Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2018 and 2017 (in thousands):

	2018	2017
Balance at January 1,	$16,143	$86,953
Issuance of redeemable partnership interests (1)	-	10,000
Income	279	1,203
Distributions	(266)	(2,448)
Redemption/conversion of redeemable units (2)	-	(79,569)
Adjustment to estimated redemption value (1)	3,918	-
Balance at September 30,	$20,074	$16,139

(1)

During 2017, KIM Lincoln, a wholly owned subsidiary of the Company, and Lincoln Member entered into a joint venture agreement wherein KIM Lincoln has a 90% controlling interest and Lincoln Member has a 10% noncontrolling interest. During the nine months ended September 30, 2018, the Company recorded an adjustment of $3.9 million to the estimated redemption fair market value of this noncontrolling interest in accordance with the provisions of the joint venture agreement and ASC 480 – Accounting for Redeemable Equity Instruments.

(2)

During 2017, the Company redeemed the remaining 79,642,697 Preferred A Units for a total redemption price of $79.9 million, including an accrued preferred return of $0.4 million. These units, which had a par value of $1.00 and return per annum of 5.0%, were issued during 2006 in connection with the acquisition of seven shopping center properties located in Puerto Rico.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes payable, net (1)	$4,409,500	$4,136,860	$4,596,140	$4,601,479
Mortgages and construction loan payable, net (2)	$477,974	$468,585	$882,787	$881,427

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its Credit Facility was classified within Level 3 of the fair value hierarchy.  The estimated fair value amounts classified as Level 2 as of September 30, 2018 and December 31, 2017, were $4.0 billion and $4.6 billion, respectively. The estimated fair value amounts classified as Level 3 as of September 30, 2018 and December 31, 2017, were $127.9 million and $1.9 million, respectively.

(2)	The Company determined that its valuation of its mortgages and construction loan were classified within Level 3 of the fair value hierarchy.

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2018	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$10,769	$10,769	$	$-

	Balance at December 31, 2017	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$11,936	$11,936	$-	$-
Liabilities:
Interest rate swap	$344	$-	$344	$-

Assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2018 and the year ended December 31, 2017, are as follows (in thousands):

	Balance at September 30, 2018	Level 1	Level 2	Level 3

Real estate	$79,955	$-	$-	$79,955
Investments in real estate joint ventures (1)	$62,429	$-	$-	$62,429

	Balance at December 31, 2017	Level 1	Level 2	Level 3

Real estate	$108,313	$-	$-	$108,313

(1)	Fair value measurement as of date of deconsolidation. See Footnotes 3 and 5 to the Notes to the Company’s Condensed Consolidated Financial Statements for further detail and discussion.

During the nine months ended September 30, 2018 and 2017, the Company recognized impairment charges related to adjustments to property carrying values of $33.9 million and $34.3 million, respectively. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers. For the discounted cash flow models, the capitalization rates primarily range from 8.5% to 9.0% and discount rates primarily range from 9.50% to 10.0% which were utilized in the models based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion regarding impairment charges).

13. Stockholders’ Equity

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below:

As of September 30, 2018
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class I	18,400	7,000	$175,000	6.000%	$1.50000	$1.00	3/20/2017
Class J	9,000	9,000	$225,000	5.500%	$1.37500	$1.00	7/25/2017
Class K	8,050	7,000	$175,000	5.625%	$1.40625	$1.00	12/7/2017
Class L	10,350	9,000	$225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M (1)	10,580	10,580	$264,500	5.250%	$1.31250	$1.00	12/20/2022
		42,580	$1,064,500

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

As of December 31, 2017
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class I	18,400	7,000	$175,000	6.000%	$1.50000	$1.00	3/20/2017
Class J	9,000	9,000	$225,000	5.500%	$1.37500	$1.00	7/25/2017
Class K	8,050	7,000	$175,000	5.625%	$1.40625	$1.00	12/7/2017
Class L	10,350	9,000	$225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	9,200	$230,000	5.250%	$1.31250	$1.00	12/20/2022
		41,200	$1,030,000

Common Stock

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. During the nine months ended September 30, 2018, the Company repurchased 5,100,000 shares for an aggregate purchase price of $75.1 million (weighted average price of $14.72 per share). As of September 30, 2018, the Company had $224.9 million available under this common share repurchase program.

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Nine Months Ended September 30,
	2018	2017
Common Shares	$0.84000	$0.81000
Class I Depositary Shares	$1.12500	$1.12500
Class I Depositary Shares Redeemed	$-	$0.96250
Class J Depositary Shares	$1.03125	$1.03125
Class K Depositary Shares	$1.05468	$1.05468
Class L Depositary Shares	$0.96093	$0.16016
Class M Depositary Shares	$0.98439	$-

14. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2018 and 2017 (in thousands):

	2018	2017
Acquisition of real estate interests through proceeds held in escrow	$-	$115,853
Proceeds deposited in escrow through sale of real estate interests	$16,842	$150,697
Disposition of real estate interests through the issuance of mortgage receivables	$14,700	$-
Disposition of real estate interests by foreclosure of debt	$7,444	$-
Forgiveness of debt due to foreclosure	$12,415	$-
Surrender of restricted common stock	$4,290	$5,599
Declaration of dividends paid in succeeding period	$130,263	$123,270
Capital expenditures accrual	$84,873	$56,879
Deemed contribution from noncontrolling interest	$-	$10,000
Increase in redeemable noncontrolling interests' carrying amount	$3,918	$-
Consolidation of Joint Ventures:
Increase in real estate and other assets	$-	$325,981
Increase in mortgages and construction loan payable, other liabilities and noncontrolling interests	$-	$258,626
Deconsolidation of Joint Ventures:
Decrease in real estate and other assets	$300,299	$-
Increase in investments in and advances to real estate joint ventures	$62,429	$-
Decrease in mortgages and construction loan payable, other liabilities and noncontrolling interests	$248,274	$-

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

The Company recognized expenses associated with its equity awards of $14.5 million and $17.8 million for the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018, the Company had $33.3 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 2.9 years.

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

The following tables display the change in the components of accumulated other comprehensive income for the nine months ended September 30, 2018 and 2017 (in thousands):

Unrealized Gain/(Loss) on Interest Rate Swap
Balance as of January 1, 2018, as adjusted	$(344)
Other comprehensive income before reclassifications	437
Amounts reclassified from AOCI (1)	(93)
Net current-period other comprehensive income	344
Balance as of September 30, 2018	$-

(1)	Amounts reclassified to Other income, net on the Company’s Condensed Consolidated Statements of Income.

	Foreign Currency Translation Adjustments	Unrealized Gains Related to Available- for-Sale Securities	Unrealized Loss on Interest Rate Swap	Total
Balance as of January 1, 2017	$6,335	$406	$(975)	$5,766
Other comprehensive income before reclassifications	3,711	(1,466)	308	2,553
Amounts reclassified from AOCI (1)	(10,046)	-	-	(10,046)
Net current-period other comprehensive income	(6,335)	(1,466)	308	(7,493)
Balance as of September 30, 2017	$-	$(1,060)	$(667)	$(1,727)

(1)

During the nine months ended September 30, 2017, the Company was deemed to have substantially liquidated its investment in Canada and as a result, recognized a net cumulative foreign currency translation gain. Amounts were reclassified to the Company’s Consolidated Statements of Income as follows (i) $14.8 million of gain was reclassified to Equity in income of other real estate investments, net, and (ii) $4.8 million of loss was reclassified to Equity in income of joint ventures, net.

17. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$85,624	$101,957	$365,977	$298,996
Change in estimated redemption value of redeemable noncontrolling interests	(3,918)	-	(3,918)	-
Earnings attributable to participating securities	(604)	(526)	(1,818)	(1,596)
Net income available to the Company’s common shareholders for basic earnings per share	81,102	101,431	360,241	297,400
Distributions on convertible units	-	24	683	43
Net income available to the Company’s common shareholders for diluted earnings per share	$81,102	$101,455	$360,924	$297,443

Weighted average common shares outstanding – basic	419,230	423,688	421,106	423,574
Effect of dilutive securities (1):
Equity awards	534	513	515	556
Assumed conversion of convertible units	-	110	822	63
Weighted average common shares outstanding – diluted	419,764	424,311	422,443	424,193

Net income available to the Company's common shareholders:
Basic earnings per share	$0.19	$0.24	$0.86	$0.70
Diluted earnings per share	$0.19	$0.24	$0.85	$0.70

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 1.3 million and 2.3 million stock options that were not dilutive as of September 30, 2018 and 2017, respectively.

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of September 30, 2018, the Company had interests in 450 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 77.6 million square feet of gross leasable area (“GLA”), located in 28 states and Puerto Rico. In addition, the Company had 293 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 4.8 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

As part of the Company’s investment strategy each property is evaluated for its highest and best use, which may include residential and mixed-use components. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate such as, repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company has an active capital recycling program which provides for the disposition of certain properties. If the estimated fair value for any of these assets is less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material.

Results of Operations

Comparison of the three and nine months ended September 30, 2018 and 2017

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017 (in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	$ Change	2018	2017	$ Change

Revenues
Revenues from rental properties	$215,049	$225,836	$(10,787)	$668,115	$679,321	$(11,206)
Reimbursement income	58,007	59,490	(1,483)	182,929	178,590	4,339
Other rental property income	5,643	5,593	50	16,755	15,242	1,513
Management and other fee income	4,381	3,926	455	12,762	12,456	306
Operating expenses
Rent (1)	(2,702)	(2,764)	62	(8,262)	(8,312)	50
Real estate taxes	(37,862)	(38,363)	501	(115,570)	(115,379)	(191)
Operating and maintenance (2)	(39,265)	(40,262)	997	(123,921)	(125,539)	1,618
General and administrative (3)	(21,348)	(21,523)	175	(67,775)	(63,718)	(4,057)
Provision for doubtful accounts	(1,389)	(701)	(688)	(4,571)	(4,201)	(370)
Impairment charges	(3,336)	(2,944)	(392)	(33,855)	(34,280)	425
Depreciation and amortization	(74,972)	(88,443)	13,471	(236,114)	(275,787)	39,673
Other income/(expense)
Other income, net	5,219	1,101	4,118	14,675	3,813	10,862
Interest expense	(44,081)	(47,258)	3,177	(140,458)	(139,830)	(628)
Early extinguishment of debt charges	(12,762)	(1,753)	(11,009)	(12,762)	(1,753)	(11,009)
Benefit for income taxes, net	315	697	(382)	983	2,224	(1,241)
Equity in income of joint ventures, net	16,533	9,142	7,391	52,486	37,044	15,442
Gain on change in control of interests	-	-	-	-	71,160	(71,160)
Equity in income of other real estate investments, net	5,045	19,909	(14,864)	24,638	61,952	(37,314)
Gain on sale of operating properties/change in control of interests	28,250	40,533	(12,283)	180,461	62,102	118,359
Net income attributable to noncontrolling interests	(567)	(1,186)	619	(882)	(13,926)	13,044
Preferred stock redemption charges	-	(7,014)	7,014	-	(7,014)	7,014
Preferred dividends	(14,534)	(12,059)	(2,475)	(43,657)	(35,169)	(8,488)
Net income available to the Company's common shareholders	$85,624	$101,957	$(16,333)	$365,977	$298,996	$66,981
Net income available to the Company:
Diluted per common share	$0.19	$0.24	$(0.05)	$0.85	$0.70	$0.15

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
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

Net income available to the Company’s common shareholders was $85.6 million for the three months ended September 30, 2018, as compared to $102.0 million for the comparable period in 2017. On a diluted per share basis, net income available to the Company for the three months ended September 30, 2018, was $0.19 as compared to $0.24 for the comparable period in 2017.

Net income available to the Company’s common shareholders was $366.0 million for the nine months ended September 30, 2018, as compared to $299.0 million for the comparable period in 2017. On a diluted per share basis, net income available to the Company for nine months ended September 30, 2018, was $0.85 as compared to $0.70 for the comparable period in 2017.

The following describes the changes of certain line items included in Net income available to the Company’s common shareholders on the Company’s Condensed Consolidated Statements of Income, which it believes represent items that have significant changes during the three months and/or nine months ended September 30, 2018, as compared to the corresponding periods in 2017:

Revenue from rental properties –

The decrease in Revenues from rental properties of $10.8 million for the three months ended September 30, 2018, as compared to the corresponding period in 2017, is primarily from the combined effect of a decrease in revenues of $20.0 million from properties sold during 2018 and 2017, partially offset by the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the three months ended September 30, 2018 of $9.2 million, as compared to the corresponding period in 2017.

The decrease in Revenues from rental properties of $11.2 million for the nine months ended September 30, 2018, as compared to the corresponding period in 2017, is primarily from the combined effect of (i) a decrease in revenues of $39.2 million from properties sold during 2018 and 2017, partially offset by (ii) the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the nine months ended September 30, 2018 of $16.9 million, as compared to the corresponding period in 2017, and (iii) the acquisition/consolidation of operating properties during 2017, which provided incremental revenues for the nine months ended September 30, 2018 of $11.1 million, as compared to the corresponding period in 2017.

Reimbursement income –

The increase in Reimbursement income of $4.3 million for the nine months ended September 30, 2018, as compared to the corresponding period in 2017, is primarily from the combined effect of (i) increased occupancy rates, the nature and timing of spending and net growth in recovery rates for the current portfolio, which provided incremental reimbursement income for the nine months ended September 30, 2018 of $13.0 million, as compared to the corresponding period in 2017, and (ii) the acquisition/consolidation of operating properties during 2017, which provided incremental reimbursement income for the nine months ended September 30, 2018 of $2.7 million, as compared to the corresponding period in 2017, partially offset by (iii) a decrease in reimbursement income of $11.4 million from properties sold during 2018 and 2017.

General and administrative –

The increase in General and administrative costs of $4.1 million for the nine months ended September 30, 2018, as compared to the corresponding period in 2017, is primarily due to an increase in severance and personnel costs.

Impairment charges –

During the nine months ended September 30, 2018 and 2017, the Company recognized impairment charges related to adjustments to property carrying values of $33.9 million and $34.3 million, respectively, for which the Company’s estimated fair values were primarily based upon (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Depreciation and amortization –

The decrease in Depreciation and amortization of $13.5 million for the three months ended September 30, 2018, as compared to the corresponding period in 2017, is primarily due to (i) a decrease of $6.9 million related to the acceleration of depreciable lives of assets within the Company’s redevelopment projects associated with demolition during the three months ended September 30, 2017, as compared to the corresponding period in 2018, (ii) a decrease of $4.9 million resulting from property dispositions in 2018 and 2017 and (iii) a decrease related to tenant vacates and write-offs of depreciable assets of $3.3 million , partially offset by (iv) an increase of $1.6 million related to the acquisition/consolidation of operating properties during 2017.

The decrease in Depreciation and amortization of $39.7 million for the nine months ended September 30, 2018, as compared to the corresponding period in 2017, is primarily due to (i) a decrease of $27.7 million related to the acceleration of depreciable lives of assets within the Company’s redevelopment projects associated with demolition during the nine months ended September 30, 2017, as compared to the corresponding period in 2018, (ii) a decrease related to tenant vacates and write-offs of depreciable assets of $10.6 million and (iii) a decrease of $9.9 million resulting from property dispositions in 2018 and 2017, partially offset by (iv) an increase of $8.5 million related to the acquisition/consolidation of operating properties during 2017.

Other income, net –

The increase in Other income, net of $4.1 million for the three months ended September 30, 2018, as compared to the corresponding period in 2017, is primarily due to (i) an increase in gains on land sales of $4.2 million and (ii) the recognition of $1.5 million in income resulting from the receipt of casualty insurance claims in excess of the value of the assets written off, partially offset by (iii) a decrease in foreign tax refunds of $1.0 million and (iv) the recognition of a net loss on changes in fair value of available-for-sale marketable securities of $0.6 million.

The increase in Other income, net of $10.9 million for the nine months ended September 30, 2018, as compared to the corresponding period in 2017, is primarily due to (i) the recognition of gain on forgiveness of debt of $4.3 million and relief of accrued interest of $3.4 million resulting from the foreclosure of an encumbered property during 2018, (ii) an increase in gains on land sales of $5.2 million and (iii) the recognition of $1.5 million in income resulting from the receipt of casualty insurance claims in excess of the value of the assets written off, partially offset by (iv) the recognition of a net loss on changes in fair value of available-for-sale marketable securities of $2.0 million during 2018, (v) a reduction of $1.0 million due to foreign currency losses and (vi) a decrease in foreign tax refunds of $1.0 million.

Interest expense –

The decrease in Interest expense of $3.2 million for the three months ended September 30, 2018, as compared to the corresponding period in 2017, is primarily the result of the repayment of maturing debt during 2018 and 2017 and lower levels of borrowings during the three months ended September 30, 2018, as compared to the corresponding period in 2017.

Early extinguishment of debt charges –

During the three and nine months ended September 30, 2018, the Company incurred early extinguishment of debt charges of $12.8 million in connection with the optional make-whole provisions of unsecured notes that were repaid prior to maturity (see Footnote 10 for further details).

During the three and nine months ended September 30, 2017, the Company incurred early extinguishment of debt charges of $1.7 million in connection with the tender premium on Medium Term Notes that were partially tendered prior to maturity.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $7.4 million for the three months ended September 30, 2018, as compared to the corresponding period in 2017, is primarily due to (i) the recognition of a foreign currency translation loss of $4.8 million as a result of the substantial liquidation of the Company’s investments in Canada during 2017, (ii) an increase in net gains of $2.6 million resulting from the sale of properties and capital transactions within various joint venture investments during 2018, as compared to the corresponding period in 2017, and (iii) a decrease in impairment charges of $2.6 million, partially offset by (iv) lower equity in income of $2.6 million, primarily resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2018 and 2017.

The increase in Equity in income of joint ventures, net of $15.4 million for the nine months ended September 30, 2018, as compared to the corresponding period in 2017, is primarily due to (i) an increase in net gains of $8.6 million resulting from the sale of properties and capital transactions within various joint venture investments during 2018, as compared to the corresponding period in 2017, (ii) the recognition of a foreign currency translation loss of $4.8 million as a result of the substantial liquidation of the Company’s investments in Canada during 2017 and (iii) a decrease in impairment charges of $4.5 million, partially offset by (iv) lower equity in income of $2.5 million, primarily resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2018 and 2017.

Gain on change in control of interests –

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

Equity in income of other real estate investments, net –

The decrease in Equity in income of other real estate investments, net of $14.9 million for the three months ended September 30, 2018, as compared to the corresponding period in 2017, is primarily due to the recognition in the 2017 period of a cumulative foreign currency translation gain of $14.8 million as a result of the substantial liquidation of the Company’s investments in Canada during 2017.

The decrease in Equity in income of other real estate investments, net of $37.3 million for the nine months ended September 30, 2018, as compared to the corresponding period in 2017, is primarily due to (i) a decrease of $34.6 million in equity in income from the ACI joint venture resulting from cash distributions received in excess of the Company’s carrying basis during 2017 and (ii) the recognition in the 2017 period of a cumulative foreign currency translation gain of $14.8 million as a result of the substantial liquidation of the Company’s investments in Canada during 2017, partially offset by (iii) an increase in earnings and profit participation from capital transactions related to Company’s Preferred Equity Program of $12.0 million during 2018, as compared to the corresponding period in 2017.

Gain on sale of operating properties/change in control of interests –

During the nine months ended September 30, 2018, the Company disposed of/deconsolidated 45 operating properties and four out-parcels, in separate transactions, for an aggregate sales price of $973.5 million. These transactions resulted in an aggregate gain of $180.5 million and aggregate impairment charges of $16.3 million.

During the nine months ended September 30, 2017, the Company disposed of 15 consolidated operating properties and eight parcels, in separate transactions, for an aggregate sales price of $230.2 million. These transactions resulted in an aggregate gain of $62.1 million and aggregate impairment charges of $13.0 million.

Net income attributable to noncontrolling interests –

The decrease in Net income attributable to noncontrolling interests of $13.0 million for the nine months ended September 30, 2018, as compared to the corresponding period in 2017, is primarily due to equity in income allocated to the Company’s noncontrolling interest members as a result of a distribution in excess of basis in the ACI joint venture during 2017.

Preferred stock redemption charges –

During the three and nine months ended September 30, 2017, the Company partially redeemed its shares of Class I Preferred Stock and as a result, the Company recorded a redemption charge of $7.0 million. This $7.0 million charge was subtracted from net income attributable to the Company to arrive at net income available to the Company’s common shareholders and used in the calculation of earnings per share for the three and nine months ended September 30, 2017.

Preferred dividends –

The increase in Preferred dividends of $2.5 million and $8.5 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017, is primarily due to the issuances of Class L Preferred Stock and Class M Preferred Stock in 2017 and 2018, partially offset by the partial redemption of Class I Preferred Stock in 2017.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At September 30, 2018, the Company’s five largest tenants were TJX Companies, Home Depot, Ahold Delhaize USA, PetSmart and Albertsons, which represented 3.7%, 2.6%, 2.1%, 1.8% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgages and construction loan financing, and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.25 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents, beginning of the period	$238,513	$142,486
Net cash flow provided by operating activities	516,331	493,816
Net cash flow provided by/(used for) investing activities	230,755	(278,272)
Net cash flow used for financing activities	(839,213)	(201,442)
Net change in cash and cash equivalents	(92,127)	14,102
Cash and cash equivalents, end of the period	$146,386	$156,588

Operating Activities

The Company anticipates that cash on hand, cash flows from operations, borrowings under its Credit Facility, and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.

Cash flows provided by operating activities for the nine months ended September 30, 2018, were $516.3 million, as compared to $493.8 million for the comparable period in 2017. The increase of $22.5 million is primarily attributable to:

●	the acquisition of operating properties during 2017;
●	new leasing, expansion and re-tenanting of core portfolio properties;
●	an increase in distributions from the Company’s joint venture programs; and
●	changes in operating assets and liabilities due to timing of receipts and payments; partially offset by
●	the disposition of operating properties in 2018 and 2017.

During the nine months ended September 30, 2018 and 2017, the Company capitalized personnel costs of $10.2 million and $10.0 million, respectively, relating to deferred leasing costs.

Investing Activities

Cash flows provided by investing activities were $230.8 million for the nine months ended September 30, 2018, as compared to cash flows used for investing activities of $278.3 million for the comparable period in 2017.

Investing activities during 2018 consisted primarily of:

Cash inflows:

●	$596.5 million in proceeds from the sale of 45 consolidated operating properties, four out-parcels and 10 land parcels;
●

$17.8 million in reimbursements of investments in and advances to real estate joint ventures and reimbursements of investments in and advances to other real estate investments, primarily related to disposition of properties and loan refinancing within the joint venture portfolio and the Company’s Preferred Equity Program;

●	$13.5 million in proceeds from insurance casualty claims in connection with Hurricane Maria; and
●	$7.4 million in collection of mortgage loans receivable.

Cash outflows:

●	$368.6 million for improvements to operating real estate related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●	$25.8 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio; and
●	$10.0 million for the acquisition of operating real estate and other related net assets, including two land parcels, and the acquisition of a land parcel at one development project.

Investing activities during 2017 consisted primarily of:

Cash inflows:

●	$76.9 million in proceeds from the sale of operating properties related to 15 consolidated operating properties and eight out-parcels; and
●

$58.0 million in reimbursements of investments in and advances to real estate joint ventures, primarily related to the disposition of properties within the joint venture portfolio, and reimbursements of investments in and advances to other real estate investments, primarily related to the distribution from the ACI joint venture.

Cash outflows:

●	$258.3 million for improvements to operating real estate related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●

$120.8 million for acquisition of operating real estate and other related net assets, including six consolidated operating properties and four out-parcels, and acquisition of real estate under development related to a development project;

●

$26.8 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within one joint venture and the repayment of a mortgage in another joint venture; and

●	$9.8 million for investment in marketable securities.

Acquisitions of Operating Real Estate and Other Related Net Assets -

       During the nine months ended September 30, 2018 and 2017, the Company expended $5.4 million and $110.8 million, respectively, towards the acquisition of operating real estate properties and parcels adjacent to operating real estate properties. The Company continues to transform the quality of its portfolio by disposing of lesser quality assets and acquiring larger, higher quality properties in key markets identified by the Company. The Company does not anticipate the acquisition of operating properties for the remainder of 2018, however if suitable opportunities arise the Company will fund these acquisitions with proceeds from property dispositions.

Improvements to Operating Real Estate -

During the nine months ended September 30, 2018 and 2017, the Company expended $193.4 million and $136.5 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Nine Months Ended September 30,
	2018	2017
Redevelopment and renovations	$140,265	$116,577
Tenant improvements and tenant allowances	51,384	12,324
Other	1,796	7,633
Total improvements (1)	$193,445	$136,534

(1)

During the nine months ended September 30, 2018 and 2017, the Company capitalized payroll of $4.8 million and $2.5 million, respectively, and capitalized interest of $2.6 million and $2.3 million, respectively, in connection with the Company’s improvements to operating real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2018 will be approximately $60.0 million to $85.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, cash flow from operating activities, construction financing, where applicable, and availability under the Company’s Credit Facility.

Real Estate Under Development -

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments. As of September 30, 2018, the Company had in progress a total of three active real estate development projects and two projects held for future development. During the nine months ended September 30, 2018 and 2017, the Company expended $175.1 million and $121.8 million, respectively, towards improvements to real estate under development. The Company capitalized (i) interest of $10.7 million and $8.4 million, (ii) real estate taxes, insurance and legal costs of $2.5 million and $3.7 million and (iii) payroll of $1.2 million and $2.8 million during the nine months ended September 30, 2018 and 2017, respectively, in connection with these real estate development projects. The Company anticipates the total remaining costs to complete these active projects to be approximately $150.0 million to $225.0 million. The Company anticipates its capital commitment toward these development projects for the remainder of 2018 will be approximately $45.0 million to $70.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, cash flow from operating activities, construction financing, where applicable, and availability under the Company’s Credit Facility.

Financing Activities

Cash flow used for financing activities were $839.2 million for the nine months ended September 30, 2018, as compared to $201.4 million for the comparable period in 2017.

Financing activities during 2018 primarily consisted of the following:

Cash inflows:

●	$122.3 million in proceeds from the Company’s unsecured revolving credit facility, net;
●	$33.6 million in proceeds primarily from the exercise of the Class M Preferred Stock over-allotment option; and
●	$30.4 million in proceeds from construction loan financing at one development project.

Cash outflows:

●	$397.2 million of dividends paid;
●	$315.1 million for the repayment of unsecured notes;
●	$212.8 million for principal payments on debt (related to the repayment of debt on five encumbered properties), including normal amortization on rental property debt;
●	$75.1 million for the repurchase of common stock;
●	$13.3 million for the payment of early extinguishment of debt charges; and
●	$6.0 million for redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership units by consolidated subsidiaries.

Financing activities during 2017 primarily consisted of:

Cash inflows:

●	$1.25 billion in proceeds from issuance of the $500.0 million, the $400.0 million and the $350.0 million unsecured notes;
●	$218.8 million in proceeds from issuance of stock, net, including the issuance of Class L Preferred Stock; and
●	$206.0 million in proceeds from mortgage loan financing.

Cash outflows:

●	$690.5 million for principal payments on debt (related to the repayment of debt on 25 encumbered properties), including normal amortization on rental property debt;
●	$461.0 million for repayment of unsecured notes/term loan, including $250.0 million of unsecured term loan and $211.0 million of unsecured note;
●	$381.2 million of dividends paid;
●	$225.0 million for partial redemption of Class I Preferred Stock;
●	$95.4 million for redemption/distribution of noncontrolling interests; and
●	$23.0 million for financing origination costs, primarily related to costs associated with the issuance of unsecured notes.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks. The Company has noticed a continuing trend that, although pricing remains dependent on specific deal terms, generally spreads for non-recourse mortgage and construction loan financing has stabilized and the unsecured debt markets are functioning well and credit spreads are at manageable levels.

There are no debt maturities for the remainder of 2018. The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its investment-grade senior, unsecured debt ratings.  The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings, mortgages and/or construction loan financing and other capital alternatives.

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

Share Repurchase Program –

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. During the nine months ended September 30, 2018, the Company repurchased 5,100,000 shares for an aggregate purchase price of $75.1 million (weighted average price of $14.72 per share). As of September 30, 2018, the Company had $224.9 million available under this common share repurchase program.

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 9/30/18
Consolidated Indebtedness to Total Assets	<65%	37%
Consolidated Secured Indebtedness to Total Assets	<40%	4%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.9x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.7x

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

During the nine months ended September 30, 2018, the Company repaid the following notes (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Senior Unsecured Notes (1)	Aug-18	$300.0	6.875%	Oct-19
Senior Unsecured Notes (2)	Jun-18 & Jul-18	$15.1	3.200%	May-21

(1)	The Company recorded an early extinguishment of debt charge of $12.8 million resulting from the early repayment of these notes.
(2)	As of September 30, 2018, these notes had an outstanding balance of $484.9 million.

Credit Facility -

The Company has a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (3.04% as of September 30, 2018), can be increased to $2.75 billion through an accordion feature. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of September 30, 2018, the Credit Facility had a balance of $130.0 million outstanding and $0.5 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 9/30/18
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	37%
Total Priority Indebtedness to GAV	<35%	3%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.2x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.0x

For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 1, 2017, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2017.

Mortgages and Construction Loan Payable –

During the nine months ended September 30, 2018, the Company (i) deconsolidated $206.0 million of individual non-recourse mortgage debt relating to an operating property for which the Company no longer holds a controlling interest and (ii) repaid $203.6 million of maturing mortgage debt (including fair market value adjustments of $0.9 million) that encumbered five operating properties.

In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one of it’s development projects. This loan commitment is scheduled to mature in August 2020, with six additional six-month options to extend the maturity date to August 2023 and bears interest at a rate of LIBOR plus 180 basis points (3.96% as of September 30, 2018). As of September 30, 2018, the construction loan had a balance of $30.4 million outstanding.

During the nine months ended September 30, 2018, the Company disposed of an encumbered property through foreclosure. The transaction resulted in a net decrease in mortgage debt of $12.4 million. In addition, the Company recognized a gain on forgiveness of debt of $4.3 million and relief of accrued interest of $3.4 million, both of which are included in Other income, net in the Company’s Condensed Consolidated Statements of Income.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loan financing to partially fund the capital needs of its real estate development projects. As of September 30, 2018, the Company had over 335 unencumbered property interests in its portfolio.

Dividends –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the nine months ended September 30, 2018 and 2017 were $397.2 million and $381.2 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On July 24, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on October 2, 2018, which was paid on October 15, 2018. The Board of Directors also declared quarterly dividends with respect to the Company’s various classes of cumulative redeemable preferred shares (Classes I, J, K, L and M). All dividends on the preferred shares were paid on October 15, 2018 to shareholders of record on October 1, 2018.

Additionally, on October 23, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on January 2, 2019, which is scheduled to be paid on January 15, 2019. The Company’s Board of Directors also declared quarterly dividends with respect to the Company’s various classes of cumulative redeemable preferred shares (Classes I, J, K, L and M). All dividends on the preferred shares are scheduled to be paid on January 15, 2019, to shareholders of record on January 2, 2019.

Hurricane Impact –

The Company incurred no significant damage to its properties in September 2018 as a result of Hurricanes Florence, which primarily hit North and South Carolina, and Michael, which hit the Florida Panhandle.

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

The Company expects to collect property insurance proceeds (net of deductible) equal to the replacement cost of its damaged property, currently estimated to be approximately $30.3 million. As of September 30, 2018, the Company has collected property insurance proceeds totaling $17.5 million to date, which exceeds the amount previously written off due to property damage ($16.0 million). As a result, the Company recognized this excess amount of $1.5 million as income included in Other income, net on the Company’s Condensed Statements of Income for the three and nine months ended September 30, 2018.

The Company’s business interruption insurance covers lost revenues as a result of the hurricane for a period of up to one year. After the expiration of one year following the loss, the policy has 365 days of an extended period of indemnity which provides business interruption coverage in the event the properties have not fully recovered from the storm. As of September 30, 2018, the Company has collected business interruption claims totaling $4.4 million from its insurance provider. The Company is still in the process of assessing current and future business interruption insurance losses for the first year and extended period of indemnity and will submit insurance claims for its estimated losses under its business interruption insurance policy.

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

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted, is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income available to the Company’s common shareholders	$85,624	$101,957	$365,977	$298,996
Gain on sale of operating properties/change in control of interests	(28,250)	(40,533)	(180,384)	(61,394)
Gain on sale of joint venture operating properties/change in control of interests	(2,554)	-	(6,103)	(72,185)
Depreciation and amortization - real estate related	74,751	87,262	230,993	272,232
Depreciation and amortization - real estate joint ventures	11,871	9,562	32,766	29,413
Impairment of operating properties	3,338	8,651	33,704	32,294
Benefit for income taxes (2)	-	-	-	(39)
Noncontrolling interests (2)	(411)	(1,613)	(2,470)	(3,895)
FFO available to the Company’s common shareholders	144,369	165,286	474,483	495,422
Transactional (income)/expense:
Profit participation from other real estate investments	(485)	-	(10,774)	(34,573)
Gain from land sales	(4,227)	-	(6,305)	(1,060)
Impairments on other investments	-	1,635	267	11,343
Severance costs	-	-	1,185	-
Gain on forgiveness of debt	-	-	(4,274)	-
Noncontrolling interests (3)	-	-	136	11,338
Loss on marketable securities	557	-	2,043	-
Distribution in excess of basis	-	-	(3,550)	-
Preferred stock redemption costs	-	7,014	-	7,014
Prepayment penalties	12,762	1,753	12,762	1,753
Gain on liquidation of a foreign entity	-	(14,822)	-	(14,822)
Insurance proceeds in excess of related loss	(1,557)	-	(1,557)	-
Other income, net	668	473	1,212	1,429
Total transactional income, net	7,718	(3,947)	(8,855)	(17,578)
FFO available to the Company's common shareholders as adjusted	$152,087	$161,339	$465,628	$477,844
Weighted average shares outstanding for FFO calculations:
Basic	419,230	423,688	421,106	423,574
Units	823	973	926	854
Dilutive effect of equity awards	534	513	515	556
Diluted (1)	420,587	425,174	422,547	424,984

FFO per common share – basic	$0.34	$0.39	$1.13	$1.17
FFO per common share – diluted (1)	$0.34	$0.39	$1.12	$1.17
FFO as adjusted per common share – basic	$0.36	$0.38	$1.11	$1.13
FFO as adjusted per common share – diluted (1)	$0.36	$0.38	$1.10	$1.13

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $223 and $268 for the three months ended September 30, 2018 and 2017, respectively and $787 and $688 for the nine months ended September 30, 2018 and 2017. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income available to the Company’s common shareholders	$85,624	$101,957	$365,977	$298,996
Adjustments:
Management and other fee income	(4,381)	(3,926)	(12,762)	(12,456)
General and administrative	21,348	21,523	67,775	63,718
Impairment charges	3,336	2,944	33,855	34,280
Depreciation and amortization	74,972	88,443	236,114	275,787
Interest and other expense, net	51,624	47,910	138,545	137,770
Benefit for income taxes, net	(315)	(697)	(983)	(2,224)
Gain on change in control of interests	-	-	-	(71,160)
Equity in income of other real estate investments, net	(5,045)	(19,909)	(24,638)	(61,952)
Gain on sale of operating properties/change in control of interests	(28,250)	(40,533)	(180,461)	(62,102)
Net income attributable to noncontrolling interests	567	1,186	882	13,926
Preferred stock redemption charges	-	7,014	-	7,014
Preferred dividends	14,534	12,059	43,657	35,169
Non same property net operating income	(19,053)	(34,644)	(84,830)	(108,139)
Non-operational expense from joint ventures, net	17,690	24,580	47,198	63,611
Same property NOI	$212,651	$207,907	$630,329	$612,238

Same property NOI increased by $4.7 million or 2.3% for the three months ended September 30, 2018, as compared to the corresponding period in 2017. This increase is primarily the result of (i) an increase of $7.5 million related to lease-up and rent commencements in the portfolio, partially offset by (ii) a decrease in other property income of $ 1.8 million and (iii) an increase of $1.0 million of credit loss.

Same property NOI increased by $18.1 million or 3.0% for the nine months ended September 30, 2018, as compared to the corresponding period in 2017. This increase is primarily the result of (i) an increase of $18.4 million related to lease-up and rent commencements in the portfolio and (ii) an increase in other property income of $0.3 million, partially offset by (iii) an increase of $0.6 million of credit loss.

Leasing Activity

During the nine months ended September 30, 2018, the Company executed 812 leases totaling over 6.2 million square feet in the Company’s consolidated operating portfolio comprised of 297 new leases and 515 renewals and options. The leasing costs associated with new leases are estimated to aggregate $55.0 million or $27.78 per square foot. These costs include $42.7 million of tenant improvements and $12.3 million of external leasing commissions. The average rent per square foot on new leases was $18.02 and on renewals and options was $16.14.

Tenant Lease Expirations

At September 30, 2018, the Company has a total of 5,669 leases in the U.S. consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	127	374	$7,471	0.9%
2018	79	291	$6,573	0.8%
2019	712	3,851	$70,759	8.6%
2020	797	5,574	$91,388	11.2%
2021	790	6,286	$94,698	11.6%
2022	807	6,525	$106,194	13.0%
2023	740	6,294	$101,863	12.4%
2024	341	4,035	$61,137	7.5%
2025	226	1,880	$34,189	4.2%
2026	228	3,649	$51,270	6.3%
2027	250	3,349	$51,266	6.3%
2028	312	3,036	$55,524	6.8%

(1)	Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of September 30, 2018, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. Amounts are in millions.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$2.1	$105.7	$152.1	$152.3	$36.6	$448.8	$439.3
Average Interest Rate	-	5.29%	5.49%	5.39%	4.05%	5.66%	4.98%

Floating Rate	$-	$-	$29.2	$-	$-	$-	$29.2	$29.3
Average Interest Rate	-	-	3.96%	-	-	-	3.96%

Unsecured Debt
Fixed Rate	$-	$-	$-	$483.0	$495.7	$3,305.6	$4,284.3	$4,009.0
Average Interest Rate	-	-	-	3.20%	3.40%	3.54%	3.49%

Floating Rate	$-	$-	$-	$125.2	$-	$-	$125.2	$127.9
Average Interest Rate	-	-	-	3.09%	-	-	3.09%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $1.2 million for the nine months ended September 30, 2018 if short-term interest rates were 1.0% higher.

At September 30, 2018, the Company’s foreign real estate investments in their local currency had an aggregate carrying amount of 51.3 million Mexican Pesos (USD $4.7 million). Currency fluctuations between local currency and the U.S. dollar for the Company’s foreign monetary assets and liabilities result in foreign currency gains/losses which are recognized in Other income, net in the Company’s Condensed Consolidated Statements of Income. During the nine months ended September 30, 2018, the Company recognized a net foreign currency loss of $0.1 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2018, the Company repurchased 275,938 shares for an aggregate purchase price of $4.3 million (weighted average price of $15.43 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. In addition, during February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. During the nine months ended September 30, 2018, the Company repurchased 5,100,000 shares for an aggregate purchase price of $75.1 million (weighted average price of $14.72 per share). These repurchased shares are no longer outstanding.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2018 – January 31, 2018	56,094	$17.69	-	$-
February 1, 2018 – February 28, 2018	1,764,751	15.09	1,600,000	275.7
March 1, 2018 – March 31, 2018	222	15.21	-	275.7
April 1, 2018 – April 30, 2018	1,067	14.37	-	275.7
May 1, 2018 – May 31, 2018	3,505,277	14.52	3,500,000	224.9
June 1, 2018 – June 30, 2018	1,020	17.40	-	224.9
July 1, 2018 – July 31, 2018	5,427	16.46	-	224.9
August 1, 2018 – August 31, 2018	38,524	16.49	-	224.9
September 1, 2018 – September 30, 2018	3,556	17.11	-	224.9
Total	5,375,938	$14.76	5,100,000

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

KIMCO REALTY CORPORATION

October 26, 2018	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

October 26, 2018	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer