Form 10-K
period 2018-12-31
KIMCO REALTY CORP
filed 2019-02-15
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.0 billion based upon the closing price on the New York Stock Exchange for such equity on June 30, 2018.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of February 6, 2019, the registrant had 421,385,972 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 30, 2019.

Index to Exhibits begins on page 43.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations and management’s ability to estimate the impact of such changes, (vi) the level and volatility of interest rates and managements’ ability to estimate the impact thereof, (vii) risks related to the Company’s international operations, (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (ix) valuation and risks related to the Company’s joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges, (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xvi) the risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K that the Company files with the SEC.

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of December 31, 2018, the Company had interests in 437 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 76.3 million square feet of gross leasable area (“GLA”), located in 27 states and Puerto Rico. In addition, the Company had 290 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 4.7 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000. Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting are administered by the Company from its executive offices in New Hyde Park, New York and supported by the Company’s regional offices. As of December 31, 2018, a total of 533 persons were employed by the Company.

The Company’s website is located at http://www.kimcorealty.com. The information contained on our website does not constitute part of this Form 10-K. On the Company’s website you can obtain, free of charge, a copy of this Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable, after we file such material electronically with, or furnish it to, the SEC. The public may read and obtain a copy of any materials we file electronically with the SEC at http://www.sec.gov.

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

The Company began to expand its operations through the development of real estate and the construction of shopping centers but revised its growth strategy to focus on the acquisition of existing shopping centers. The Company also expanded internationally within Canada, Mexico, Chile, Brazil and Peru but has since substantially liquidated its investments in Mexico and has completely exited Canada, Chile, Brazil and Peru.  More recently the Company, on a selective basis, has embarked on several ground-up development and re-development projects which include residential and mixed-use components.

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

Business Objective and Strategies

Strategy Overview

The Company’s strategy focuses on:

●	improving the quality and locations of its portfolio;
●	harvesting the unrealized value in its portfolio; and
●	maintaining a strong balance sheet with ample liquidity.

Over the past several years, the Company has transformed its portfolio, focusing on major metropolitan-area U.S. markets, predominantly on the East and West coasts and in the Sunbelt region, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry.  As of December 31, 2018, the Company derived 81% of its annualized base rent from its top 20 core markets. Since December 2015, when the Company announced this strategic focus, it has disposed of 260 property interests, for an aggregate gross sales price of $3.8 billion, which includes completing its exit from Latin America and Canada and the substantial liquidation of its assets in Mexico.

The Company’s focus on high-quality locations has led to significant opportunities for value creation through the reinvestment in its assets to add density, replace outdated shopping center concepts, and better meet changing consumer demands.  Since 2015, the Company has completed 78 redevelopment projects, with a gross investment of $374.8 million and a blended return on investment of 10.0%.  In 2018, the Company delivered three Signature Series™ ground-up developments, Grand Parkway Marketplace Phase II, Dania Pointe Phase I, and Lincoln Square, which embody the high-quality characteristics and growth profile of its overall portfolio.  The successful completion of Lincoln Square also demonstrates the potential in its residential and mixed-use platform.  The Company continues to place strategic emphasis on live/work/play environments and in reinvesting in its existing assets.

The strength and security of the Company’s balance sheet remains central to its strategy.  The Company’s strong balance sheet and liquidity position are evidenced by its investment grade unsecured debt ratings (Baa1/BBB+/BBB+) by all three major ratings agencies.  The Company maintains one of the longest debt maturity profiles in the REIT industry, now at 10.5 years.  The Company has taken meaningful steps to reduce leverage, and its goal is to further improve its debt coverage metrics as redevelopment and development projects continue to come online and contribute additional cash flow growth.

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

Operating Strategies

The Company’s operating strategies are to (i) own and operate its shopping center properties at their highest potential through maximizing and maintaining rental income and occupancy levels, (ii) attract local area customers to its shopping centers, which offer off-price merchandise and day-to-day necessities rather than high-priced luxury items, and (iii) maintain a strong balance sheet.

To effectively execute these strategies the Company seeks to:

●	increase rental rates where possible through the leasing of space to new tenants;
●	attract a diverse and robust tenant base across a variety of retailers at its properties, which include grocery store, off-price retailers, discounters, or service-oriented tenants;
●	renew leases with existing tenants;
●	decrease vacancy levels and duration of vacancy;
●	monitor operating costs and overhead;
●	redevelop existing shopping centers to obtain the highest and best use to maximize the real estate value;
●	provide unmatched tenant services deriving from decades of experience managing retail properties; and
●	provide communities with a destination for everyday living goods and services.

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2018, no single open-air shopping center accounted for more than 1.8% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.7% of the Company’s total shopping center GLA. Furthermore, at December 31, 2018, the Company’s single largest tenant represented only 3.7% and the Company’s five largest tenants aggregated less than 12.2% of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Investment Strategies

The Company’s investment strategy is to invest capital into high quality assets which are concentrated in major metro markets that provide opportunity for growth while disposing of lesser quality assets in less desirable locations. Through this strategy, the Company has steadily progressed in its transformation of its portfolio and will continue these efforts as deemed necessary to maximize the quality and growth of its portfolio. The properties acquired are primarily located in major metro areas allowing tenants to generate higher foot traffic resulting in higher sales volume. The Company believes that this will enable it to maintain higher occupancy levels, rental rates and rental growth.

The Company’s investment strategy also includes the retail re-tenanting, renovation and expansion of its existing centers and acquired centers, while also pursuing redevelopment opportunities to increase overall value within its portfolio. The Company may selectively acquire established income-producing real estate properties and properties requiring significant re-tenanting and redevelopment, primarily in geographic regions in which the Company presently operates. Additionally, the Company may selectively acquire land parcels in its key markets for real estate development projects for long-term investment. The Company may consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise. The Company also continues to simplify its business by reducing the number of joint venture investments.

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

By investing in technologies and improved processes, the Company has delivered significant year-over-year reductions in energy consumption across its portfolio of properties, including re-thinking how it controls and lights its parking areas, which reduces negative environmental impacts associated with fossil-fuel based energy sources.

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

For the fourth consecutive year, the Company was named to the Dow Jones Sustainability North America Index, remaining the sole U.S. retail owner among eligible companies. The Company also earned the Green Star designation by the Global Real Estate Sustainability Benchmark (“GRESB”) for the fifth year in a row and remains the top-ranked North American company among a peer group of open-air retail property owners. Also, for the first time, the Company achieved perfect scores in the categories of “Management” and “Policy and Disclosure”.

Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2018:

Name	Age	Position	Joined Kimco
Milton Cooper	89	Executive Chairman of the Board of Directors	Co-Founder
Conor C. Flynn	38	Chief Executive Officer	2003
Ross Cooper	36	President and Chief Investment Officer	2006
Glenn G. Cohen	54	Executive Vice President, Chief Financial Officer and Treasurer	1995
David Jamieson	38	Executive Vice President, Chief Operating Officer	2007

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

Real estate property investments are illiquid and generally cannot be disposed of quickly. The capitalization rates at which properties may be sold could be higher than historic rates, thereby reducing our potential proceeds from sale. In addition, the Code restricts a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on terms favorable to us within a timeframe that we would need. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our business, financial condition and results of operations.

Certain properties we own have a low tax basis, which may result in a taxable gain on sale. We intend to utilize 1031 exchanges to mitigate taxable income; however, there can be no assurance that we will identify properties that meet our investment objectives for acquisitions. In the event that we do not utilize 1031 exchanges, we may be required to distribute the gain proceeds to shareholders or pay income tax, which may reduce our cash flow available to fund our commitments.

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

Real estate under development is a component of our operating and investment strategy. We intend to continue pursuing select real estate under development opportunities for long-term investment and construction of retail, residential and/or mixed-use properties as opportunities arise. We expect to phase in construction until sufficient preleasing is reached. Our real estate under development and construction activities include the following risks:

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

We face risks associated with the development of mixed-use commercial properties.

We operate, are currently developing, and may in the future develop, properties either alone or through joint ventures with other persons that are known as “mixed-use” developments. This means that in addition to the development of retail space, the project may also include space for residential, office, hotel or other commercial purposes. We have less experience in developing and managing non-retail real estate than we do with retail real estate. As a result, if a development project includes a non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience developing properties for such use or partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. In the case of office properties, the risks also include changes in space utilization by tenants due to technology, economic conditions and business culture, declines in financial condition of these tenants and competition for credit worthy office tenants.  In the case of hotel properties, the risks also include increases in inflation and utilities that may not be offset by increases in room rates. We are also dependent on business and commercial travelers and tourism.  Because we have less experience with residential, office and hotel properties than with retail properties, we expect to retain third parties to manage our residential properties. If we decide to not sell or participate in a joint venture and instead hire a third-party manager, we would be dependent on them and their key personnel who provide services to us and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

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

Our operations are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, tornados, earthquakes, snow storms, floods and fires. The occurrence of natural disasters or severe weather conditions can delay new development projects, increase investment costs to repair or replace damaged properties, increase operation costs, increase costs for future property insurance, negatively impact the tenant demand for lease space and cause substantial damages or losses to our properties which could exceed any applicable insurance coverage. If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from these events, our financial condition, results of operations and cash flows could be adversely affected.

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

We cannot assure you that we will be able to access the credit and/or equity markets to obtain additional debt or equity financing or that we will be able to obtain financing on terms favorable to us. The inability to obtain financing on a timely basis could have negative effects on our business, such as:

●	we could have great difficulty acquiring or developing properties, which would materially adversely affect our investment strategy;
●	our liquidity could be adversely affected;
●	we may be unable to repay or refinance our indebtedness;
●	we may need to make higher interest and principal payments or sell some of our assets on terms unfavorable to us to fund our indebtedness; or
●	we may need to issue additional capital stock, which could further dilute the ownership of our existing stakeholders.

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

Impacts from transition away from London Inter-bank Offered Rate (“LIBOR”).

A portion of our long-term indebtedness bears interest at fluctuating interest rates based on LIBOR for deposits of U.S. dollars. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate Portfolio. As of December 31, 2018, the Company had interests in 437 shopping center properties aggregating 76.3 million square feet of GLA located in 27 states and Puerto Rico. In addition, the Company had 290 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 4.7 million square feet of GLA.  The Company’s portfolio is used by its single reportable segment.  Open-air shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2018, the Company’s Combined Shopping Center Portfolio, including noncontrolling interests, was 95.6% leased.

The Company's open-air shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of 174,108 square feet as of December 31, 2018. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with redevelopment, major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2018, the Company expended $290.9 million in connection with these property improvements as well as tenant improvements while expensing $29.7 million to operations.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners. The Company's open-air shopping centers are usually "anchored" by a grocery store, off-price retailer, discounter or service-oriented tenant. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include TJX Companies, The Home Depot, Ahold Delhaize, Petsmart, Albertsons, Ross Stores, Whole Foods Market, Walmart, Bed Bath & Beyond and Kohl’s.

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2018, no single open-air shopping center accounted for more than 1.8% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.7% of the Company’s total shopping center GLA. At December 31, 2018, the Company’s five largest tenants were TJX Companies, The Home Depot, Ahold Delhaize, Petsmart and Albertsons, which represented 3.7%, 2.6%, 2.2%, 1.9% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

A substantial portion of the Company's income consists of rent received under long-term leases. Most of the leases provide for the payment of fixed-base rentals monthly in advance and for the payment by tenants of an allocable share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the shopping centers (certain of the leases provide for the payment of a fixed-rate reimbursement of these such expenses). Although many of the leases require the Company to make roof and structural repairs as needed, a number of tenant leases place that responsibility on the tenant, and the Company's standard small store lease provides for reimbursements by the tenant as part of common area maintenance. Additionally, many of the leases provide for reimbursements by the tenant of capital expenditures.

Minimum base rental revenues and operating expense reimbursements accounted for 98% and other revenues, including percentage rents, accounted for 2% of the Company's total revenues from rental properties for the year ended December 31, 2018. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth. Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2018, the Company’s consolidated operating portfolio, comprised of 53.0 million square feet of GLA, was 95.8% leased. The consolidated operating portfolio consists entirely of properties located in the U.S., inclusive of Puerto Rico.  For the period January 1, 2018 to December 31, 2018, the Company increased the average base rent per leased square foot, which includes the impact of tenant concessions, in its consolidated portfolio of open-air shopping centers from $15.43 to $16.22, an increase of $0.79.  This increase primarily consists of (i) a $0.32 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio, (ii) a $0.38 increase relating to dispositions, and (iii) a $0.09 increase relating to acquisitions and stabilized development projects.

The Company has a total of 5,624 leases in the consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	150	508	$10,466	1.3%
2019	594	2,853	$55,322	6.7%
2020	776	5,282	$88,643	10.8%
2021	770	5,980	$90,977	11.1%
2022	804	6,154	$102,944	12.6%
2023	742	6,102	$101,493	12.4%
2024	424	4,631	$71,176	8.7%
2025	227	1,937	$34,896	4.3%
2026	231	3,654	$51,512	6.3%
2027	249	3,292	$50,253	6.1%
2028	326	3,363	$61,518	7.5%

(1)	Leases currently under month to month lease or in process of renewal.

During 2018, the Company executed 1,046 leases totaling over 7.6 million square feet in the Company’s consolidated operating portfolio comprised of 388 new leases and 658 renewals and options. The leasing costs associated with these leases are estimated to aggregate $73.4 million or $27.63 per square foot. These costs include $56.3 million of tenant improvements and $17.1 million of leasing commissions. The average rent per square foot on new leases was $18.03 and on renewals and options was $17.00. The Company will seek to obtain rents that are higher than amounts within its expiring leases, however, there are many variables and uncertainties which can significantly affect the leasing market at any time; as such, the Company cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Ground-Leased Properties. The Company has interests in 31 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. The Company pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements reverts to the landowner (See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K, New Accounting Pronouncements- Leases).

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

Holders: The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,122 as of January 31, 2019.

Dividends: Since the IPO, the Company has paid regular quarterly cash dividends to its stockholders. While the Company intends to continue paying regular quarterly cash dividends, future dividend declarations will be paid at the discretion of the Board of Directors and will depend on the actual cash flows of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate operating fundamentals. The Company is required by the Code to distribute at least 90% of its REIT taxable income. The actual cash flow available to pay dividends will be affected by a number of factors, including the revenues received from operating properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company, the ability to refinance near-term debt maturities and any unanticipated capital expenditures.

	Year Ended December 31,
	2018	2017
Dividend paid per share	$1.12	$1.08
Ordinary income	50%	57%
Capital gains	45%	2%
Return of capital	5%	41%

In addition to its common stock offerings, the Company has capitalized on the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, unsecured bank debt, mortgage debt and construction loans, convertible preferred stock and perpetual preferred stock. Borrowings under the Company's revolving credit facility have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company regarding dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnotes 12, 13 and 16 of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Recent Sales of Unregistered Securities: None.

Issuer Purchases of Equity Securities: During the year ended December 31, 2018, the Company repurchased 278,566 shares for an aggregate purchase price of $4.3 million (weighted average price of $15.44 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. In addition, during February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. During the year ended December 31, 2018, the Company repurchased 5,100,000 shares for an aggregate purchase price of $75.1 million (weighted average price of $14.72 per share). These repurchased shares are no longer outstanding.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2018 – January 31, 2018	56,094	$17.69	-	$-
February 1, 2018 - February 28, 2018	1,764,751	$15.09	1,600,000	$275.7
March 1, 2018 – March 31, 2018	222	$15.21	-	$275.7
April 1, 2018 – April 30, 2018	1,067	$14.37	-	$275.7
May 1, 2018 – May 31, 2018	3,505,277	$14.52	3,500,000	$224.9
June 1, 2018 – June 30, 2018	1,020	$17.40	-	$224.9
July 1, 2018 – July 31, 2018	5,427	$16.46	-	$224.9
August 1, 2018 – August 31, 2018	38,524	$16.49	-	$224.9
September 1, 2018 – September 30, 2018	3,556	$17.11	-	$224.9
October 1, 2018 – October 31, 2018	2,628	$15.85	-	$224.9
November 1, 2018 – November 30, 2018	-	$-	-	$224.9
December 1, 2018 – December 31, 2018	-	$-	-	$224.9
Total	5,378,566	$15.44	5,100,000

Total Stockholder Return Performance: The following performance chart compares, over the five years ended December 31, 2018, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the FTSE NAREIT All Equity REITs Index (the “FTSE NAREIT Equity REITs”) prepared and published by the National Association of Real Estate Investment Trusts (“NAREIT”). The FTSE NAREIT Equity REITs is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property.

Stockholder return performance, presented annually for the five years ended December 31, 2018, is not necessarily indicative of future results. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

Comparison of 5 year cumulative total return data points
	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18
Kimco Realty Corporation	$100	$132	$144	$143	$109	$95
S&P 500	$100	$114	$115	$129	$157	$150
FTSE NAREIT Equity REITs	$100	$130	$134	$146	$153	$146

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Operating Data:
Revenues from rental properties (1)	$882,345	$912,670	$893,365	$885,278	$739,917
Reimbursement income (1)	$246,381	$247,563	$239,015	$238,151	$201,036
Other rental property income (1)	$20,877	$23,552	$20,021	$21,045	$17,935
Interest expense (1)	$(183,339)	$(191,956)	$(192,549)	$(218,891)	$(203,759)
Early extinguishment of debt charges	$(12,762)	$(1,753)	$(45,674)	$-	$-
Depreciation and amortization (1)	$(310,380)	$(360,811)	$(355,320)	$(344,527)	$(258,074)
Gain on sale of operating properties/change in control of interests (1)	$229,840	$93,538	$92,823	$132,908	$618
(Provision)/benefit for income taxes, net (1)	$(1,600)	$880	$(78,583)	$(67,325)	$(22,438)
Impairment charges (2)	$(79,207)	$(67,331)	$(93,266)	$(45,383)	$(39,808)
Income from continuing operations	$498,463	$439,671	$386,138	$900,218	$384,895
Net income	$498,463	$439,671	$386,138	$900,143	$435,880
Net income attributable to the Company	$497,795	$426,075	$378,850	$894,115	$424,001
Net income available to the Company’s common shareholders	$439,604	$372,461	$332,630	$831,215	$365,707

Earnings per common share:
Income from continuing operations:
Basic	$1.02	$0.87	$0.79	$2.01	$0.77
Diluted	$1.02	$0.87	$0.79	$2.00	$0.77
Net income available to the Company’s common shareholders:
Basic	$1.02	$0.87	$0.79	$2.01	$0.89
Diluted	$1.02	$0.87	$0.79	$2.00	$0.89
Weighted average number of shares of common stock:
Basic	420,641	423,614	418,402	411,319	409,088
Diluted	421,379	424,019	419,709	412,851	411,038
Cash dividends declared per common share	$1.120	$1.090	$1.035	$0.975	$0.915

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Real estate, before accumulated depreciation	$11,877,190	$12,653,446	$12,008,075	$11,568,809	$10,018,226
Total assets	$10,999,100	$11,763,726	$11,230,600	$11,344,171	$10,261,400
Total debt	$4,873,872	$5,478,927	$5,066,368	$5,376,310	$4,595,970
Total stockholders' equity	$5,333,804	$5,394,244	$5,256,139	$5,046,300	$4,774,785

Cash flow provided by operations	$637,936	$614,181	$592,096	$493,701	$629,343
Cash flow provided/(used for) by investing activities	$253,645	$(294,280)	$165,383	$21,365	$126,705
Cash flow used for financing activities	$(986,513)	$(223,874)	$(804,527)	$(512,854)	$(717,494)

(1)   Does not include amounts reflected in discontinued operations.

(2)   Amounts exclude noncontrolling interests and amounts reflected in discontinued operations.

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

Critical Accounting Policies

The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly-owned subsidiaries and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the consolidation guidance of the FASB Accounting Standards Codification (“ASC”). The Company applies these provisions to each of its joint venture investments to determine whether the cost, equity or consolidation method of accounting is appropriate. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives, valuation of real estate, including real estate under development, and intangible assets and liabilities, valuation of joint venture investments and other investments, and realizability of deferred tax assets and uncertain tax positions. Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could materially differ from these estimates.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties, investments in joint ventures, marketable securities and other investments. The Company’s reported net earnings are directly affected by management’s estimate of impairments.

Revenue Recognition and Recoverability of Trade Accounts Receivable

The Company’s primary source of revenue is derived from property leases which produce the Company’s Revenues from rental properties, Reimbursement income and Other rental property income. On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. The adoption of this standard did not result in any material changes to the Company’s revenue recognition (See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Revenues from rental properties

Revenues from rental properties are comprised of minimum base rent, percentage rent, lease termination fee income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments. Base rental revenues from rental properties are recognized on a straight-line basis over the terms of the related leases. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recognized once the required sales level is achieved.  Rental income may also include payments received in connection with lease termination agreements.  Lease termination fee income is recognized when the lessee provides consideration in order to terminate an existing lease agreement and has vacated the leased space. The performance obligation of the Company is the termination of the lease agreement which occurs upon consideration received and execution of the termination agreement. Upon acquisition of real estate operating properties, the Company estimates the fair value of identified intangible assets and liabilities (including above-market and below-market leases, where applicable). The capitalized above-market or below-market intangible asset or liability is amortized to rental income over the estimated remaining term of the respective leases, which includes the expected renewal option period for below-market leases.

Reimbursement income

Leases typically provide for reimbursement to the Company of common area maintenance costs (“CAM”), real estate taxes and other operating expenses.  Operating expense reimbursements are recognized as earned.

Trade accounts receivable

The Company makes estimates of the uncollectable trade accounts receivables related to base rents, straight-line rent, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net earnings are directly affected by management’s estimate of the collectability of trade accounts receivable.

Real Estate

Depreciable Lives

The Company’s investments in real estate properties are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

The Company capitalizes acquisition costs related to real estate operating properties, which qualify as asset acquisitions. Also, upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases, and tenant relationships, where applicable), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Fair value is determined based on a market approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and building improvements (in years)	5 to 50
Fixtures, leasehold and tenant improvements (including certain identified intangible assets)	Terms of leases or useful lives, whichever is shorter

The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company’s net earnings.

Valuation of real estate, including real estate under development, and intangible assets and liabilities

On a continuous basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period, general market conditions and delays of development, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired only if management’s estimate of current and projected operating cash flows, net of anticipated construction and leasing costs, (undiscounted and unleveraged) of the property over its anticipated hold period is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future costs of materials and labor, operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to reflect the estimated fair value of the property. The Company’s estimated fair values are based upon a discounted cash flow model for each property that includes all estimated cash inflows and outflows over a specified holding period. Capitalization rates, discount rates and credit spreads utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates.

When a real estate asset is identified by management as held-for-sale, the Company ceases depreciation of the asset and estimates the sales price of such asset net of selling costs. If, in management’s opinion, the net sales price of the asset is less than the net book value of such asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.

Valuation of Joint Venture Investments and Other Investments

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

On a continuous basis, management assesses whether there are any indicators, including property operating performance and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

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

Executive Overview

Kimco Realty Corporation is one of North America’s largest publicly traded owners and operators of open-air shopping centers. As of December 31, 2018, the Company had interests in 437 shopping center properties aggregating 76.3 million square feet of GLA located in 27 states and Puerto Rico. In addition, the Company had 290 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 4.7 million square feet of GLA.

The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2018:

Financial and Portfolio Information:

●

Net income available to the Company’s common shareholders increased to $439.6 million, or $1.02 per diluted share for the year ended December 31, 2018 from $372.5 million, or $0.87 per diluted share for the year ended December 31, 2017.

●

Funds from operations (“FFO”) was $620.7 million or $1.47 per diluted share for the year ended December 31, 2018, as compared to $655.6 million or $1.55 per diluted share for the corresponding period in 2017 (see additional disclosure on FFO beginning on page 36).

●

FFO as adjusted was $613.0 million or $1.45 per diluted share for the year ended December 31, 2018, as compared to $644.2 million or $1.52 per diluted share for the corresponding period in 2017 (see additional disclosure on FFO beginning on page 36).

●

Same property net operating income (“Same property NOI”) increased 2.9% for the year ended December 31, 2018, as compared to the corresponding period in 2017 (see additional disclosure on Same property NOI beginning on page 38).

●	Executed 1,046 new leases, renewals and options totaling approximately 7.6 million square feet in the consolidated operating portfolio.
●	The Company’s consolidated operating portfolio occupancy at December 31, 2018 was 95.8% as compared to 95.9% at December 31, 2017.

Acquisition and Development Activity (see Footnotes 3 and 4 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●	Acquired two land parcels adjacent to existing shopping centers located in Ardmore, PA and Elmont, NY, in separate transactions, for an aggregate purchase price of $5.4 million.
●	Completed and opened three development projects totaling $338.8 million (including capitalized costs of $21.4 million) during the year ended December 31, 2018.

Disposition Activity (see Footnote 5 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●

During 2018, the Company disposed of 54 operating properties (including the deconsolidation of one property) and seven out-parcels, in separate transactions, for an aggregate sales price of $1.2 billion. These transactions resulted in (i) aggregate gains of $229.8 million and (ii) aggregate impairment charges of $19.7 million.

●	During 2018, the Company sold 10 land parcels for an aggregate sales price of $9.7 million, which resulted in an aggregate gain of $6.3 million.

Capital Activity (for additional details see Liquidity and Capital Resources below):

●	During January 2018, the underwriting financial institutions for the Class M Preferred Stock exercised the over-allotment option and as a result, the Company issued an additional 1,380,000 Class M Depositary Shares and received net proceeds before expenses of $33.4 million.
●	During the year ended December 31, 2018, the Company repaid the following notes (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Senior unsecured notes (1)	Aug-18	$300.0	6.875%	Oct-19
Senior unsecured notes (2)	Jun-18 & Jul-18	$15.1	3.200%	May-21

(1)	The Company recorded an early extinguishment of debt charge of $12.8 million resulting from the early repayment of these notes.
(2)	Represents partial repayments. As of December 31, 2018, these notes had a remaining outstanding balance of $484.9 million.

●

Also, during 2018, the Company (i) deconsolidated $206.0 million of individual non-recourse mortgage debt relating to an operating property for which the Company no longer holds a controlling interest, (ii) repaid $205.6 million of maturing mortgage debt (including fair market value adjustments of $0.9 million) that encumbered six operating properties and (iii) disposed of a $12.4 million encumbered property through foreclosure.

●	In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one development property, which had a balance of $51.0 million outstanding as of December 31, 2018.
●	As a result of the above activity, the Company’s debt maturity profile, including extension options, is as follows:

●	As of December 31, 2018, the weighted average interest rate was 3.62% and the weighted average maturity profile was 10.5 years.

The Company faces external factors which may influence its future results from operations. The convenience and availability of e-commerce has continued to have an impact on the retail sector, which could affect our ability to increase or maintain rental rates and our ability to renew expiring leases and/or lease available space. To mitigate the effect of e-commerce on its business, the Company’s strategy has been to attract local area customers to its properties by providing a diverse and robust tenant base across a variety of retailers, including grocery stores, off-price retailers, discounters or service-oriented tenants, which offer off-price merchandise and day-to-day necessities rather than high-priced luxury items. In addition, the Company’s strategy includes investing capital into high quality assets, which are concentrated in major metro markets, allowing our tenants to generate higher foot traffic resulting in higher sales volume while also disposing of lesser quality assets in less desirable locations. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors.”

The Company continues to take steps to strengthen its portfolio in the rapidly changing retail environment. The Company intends to continue to dispose of assets outside its core markets, which will allow it to concentrate its presence in target coastal markets by completing development projects underway and continuing to invest in redevelopment, ultimately producing a stronger portfolio for sustained long-term growth.

Results of Operations

Comparison of Years Ended December 31, 2018 to 2017

The following table presents the comparative results from the Company’s Consolidated Statements of Income for the year ended December 31, 2018, as compared to the corresponding period in 2017 (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	$ Change
Revenues
Revenues from rental properties (1)	$882,345	$912,670	$(30,325)
Reimbursement income (1)	246,381	247,563	(1,182)
Other rental property income (1)	20,877	23,552	(2,675)
Management and other fee income	15,159	17,049	(1,890)
Operating expenses
Rent (2)	(10,929)	(11,145)	216
Real estate taxes	(153,336)	(157,196)	3,860
Operating and maintenance (1) (3)	(164,294)	(169,552)	5,258
General and administrative (1) (4)	(87,797)	(91,690)	3,893
Provision for doubtful accounts	(6,253)	(5,630)	(623)
Impairment charges	(79,207)	(67,331)	(11,876)
Depreciation and amortization	(310,380)	(360,811)	50,431
Gain on sale of operating properties/change in control of interests	229,840	93,538	136,302
Other income/(expense)
Other income, net	13,041	2,559	10,482
Interest expense	(183,339)	(191,956)	8,617
Early extinguishment of debt charges	(12,762)	(1,753)	(11,009)
(Provision)/benefit for income taxes, net	(1,600)	880	(2,480)
Equity in income of joint ventures, net	71,617	60,763	10,854
Gain on change in control of joint venture interests	-	71,160	(71,160)
Equity in income of other real estate investments, net	29,100	67,001	(37,901)
Net income attributable to noncontrolling interests	(668)	(13,596)	12,928
Preferred stock redemption charges	-	(7,014)	7,014
Preferred dividends	(58,191)	(46,600)	(11,591)
Net income available to the Company's common shareholders	$439,604	$372,461	$67,143
Net income available to the Company's common shareholders:
Diluted per share	$1.02	$0.87	$0.15

(1)

The Company reclassified $247.6 million of Reimbursement income and $23.6 million of Other rental property income from Revenues from rental properties on the Company’s Consolidated Statements of Income for the year ended December 31, 2017. The Company reclassified $26.8 million from General and administrative to Operating and maintenance on the Company’s Consolidated Statements of Income for the year ended December 31, 2017. See Footnote 1 of the Notes to the Consolidated Financial Statements for further discussion.

(2)	Rent expense relates to ground lease payments for which the Company is the lessee.
(3)

Operating and maintenance expense consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security, personnel costs related to property management services and various other property related expenses.

(4)

General and administrative costs include employee-related expenses (including salaries, bonuses, equity awards, benefits, severance costs and payroll taxes but excluding property management personnel), professional fees, office rent, travel expense and other company-specific expenses.

Net income available to the Company’s common shareholders was $439.6 million for the year ended December 31, 2018, as compared to $372.5 million for the comparable period in 2017. On a diluted per share basis, net income available to the Company’s common shareholders for year ended December 31, 2018, was $1.02 as compared to $0.87 for the comparable period in 2017. For additional disclosure, see Footnote 23 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The following describes the changes of certain line items included in Net income available to the Company’s common shareholders on the Company’s Consolidated Statements of Income, which it believes represent items that have significant changes during the year ended December 31, 2018, as compared to the corresponding periods in 2017:

Revenue from rental properties –

The decrease in Revenues from rental properties of $30.3 million is primarily from the combined effect of (i) a decrease in revenues of $63.2 million from properties sold during 2018 and 2017, partially offset by (ii) the completion of certain development/redevelopment projects, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the year ended December 31, 2018 of $21.6 million, as compared to the corresponding period in 2017, and (iii) the acquisition/consolidation of operating properties during 2018 and 2017, which provided incremental revenues for the year ended December 31, 2018 of $11.3 million, as compared to the corresponding period in 2017.

Real estate taxes –

Real estate taxes decreased $3.9 million primarily due to (i) a decrease of $12.0 million resulting from properties sold during 2018 and 2017, partially offset by (ii) an overall net increase of $6.4 million primarily due to increases in property tax rates and assessments during 2018, as compared to 2017 and (iii) an increase of $1.7 million related to the acquisition/consolidation of operating properties during 2018 and 2017.

Operating and maintenance –

The decrease in Operating and maintenance of $5.3 million is primarily from the combined effect of (i) a decrease in operating costs of $9.4 million from properties sold during 2018 and 2017, partially offset by (ii) an increase of $2.5 million related to the acquisition/consolidation of operating properties and (iii) an increase of $1.6 million primarily related to snow removal costs.

General and administrative –

The decrease in General and administrative costs of $3.9 million is primarily due to a decrease in personnel costs and consulting fees.

Impairment charges –

During the years ended December 31, 2018 and 2017, the Company recognized impairment charges related to adjustments to property carrying values of $79.2 million and $67.3 million, respectively, for which the Company’s estimated fair values were primarily based upon (i) signed contracts or letters of intent from third party offers, (ii) discounted cash flow models or (iii) third party appraisal. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties, including a property which the Company discontinued its plan to develop and now intends to market it for sale as is, and management’s assessment as to the likelihood and timing of such potential transactions.  Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.  For additional disclosure, see Footnotes 6 and 15 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Depreciation and amortization –

The decrease in Depreciation and amortization of $50.4 million is primarily due to (i) a decrease of $29.1 million related to the acceleration of depreciable lives of assets due to demolition within the Company’s redevelopment projects during 2017, as compared to 2018, (ii) a decrease of $15.6 million resulting from property dispositions in 2018 and 2017 and (iii) a decrease related to tenant vacates and write-offs of depreciable assets of $14.5 million, partially offset by (iv) an increase of $8.8 million related to the acquisition/consolidation of operating properties during 2017.

Gain on sale of operating properties/change in control of interests-

During 2018, the Company disposed of 54 operating properties (including the deconsolidation of one property) and seven out-parcels, in separate transactions, for an aggregate sales price of $1.2 billion. These transactions resulted in aggregate gains of $229.8 million and aggregate impairment charges of $19.7 million. During 2017, the Company disposed of 25 operating properties and nine parcels, in separate transactions, for an aggregate sales price of $352.2 million. These transactions resulted in aggregate gains of $93.5 million and aggregate impairment charges of $17.1 million.

Other income, net –

The increase in Other income, net of $10.5 million is primarily due to (i) the recognition of gain on forgiveness of debt of $4.3 million and relief of accrued interest expense of $3.4 million resulting from the foreclosure of an encumbered property during 2018, (ii) the recognition of $4.2 million in income resulting from the receipt of casualty insurance claims in excess of the value of the assets written off, (iii) a reduction in demolition related costs of $3.5 million and (iv) an increase in gains on land sales of $2.9 million, partially offset by (v) the recognition of a net loss on changes in fair value of available-for-sale marketable securities of $3.5 million during 2018 and (vi) an increase in deal costs of $3.2 million related to transactions the Company is no longer pursuing.

Interest expense –

The decrease in Interest expense of $8.6 million for the year ended December 31, 2018, as compared to the corresponding period in 2017, is primarily the result of the repayment of maturing debt during 2018 and 2017 and lower levels of borrowings during the year ended December 31, 2018, as compared to the corresponding period in 2017.

Early extinguishment of debt charges –

During the year ended December 31, 2018, the Company incurred early extinguishment of debt charges of $12.8 million in connection with the optional make-whole provisions of unsecured notes that were repaid prior to maturity. During the year ended December 31, 2017, the Company incurred early extinguishment of debt charges of $1.8 million in connection with the tender premium on Medium Term Notes that were partially tendered prior to maturity.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $10.9 million is primarily due to (i) an increase in net gains of $13.8 million resulting from the sales of properties and ownership interests within various joint venture investments during 2018 as compared to 2017 and (ii) the recognition during 2017 of a cumulative foreign currency translation loss of $4.8 million as a result of the substantial liquidation of the Company’s investments in Canada, partially offset by (iii) lower equity in income of $5.6 million primarily resulting from the sales of properties within various joint venture investments and the acquisition of partnership interests in joint ventures by the Company during 2018 and 2017 and (iv) an increase in impairment charges of $2.1 million recognized during 2018 as compared to 2017.

Gain on change in control of joint venture interests –

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

Equity in income from other real estate investments, net –

The decrease in Equity in income from other real estate investments, net of $37.9 million is primarily due to (i) a decrease of $34.6 million in equity in income from the Albertsons joint venture resulting from cash distributions received in excess of the Company’s carrying basis during 2017 and (ii) the recognition in 2017 of a cumulative foreign currency translation gain of $14.8 million as a result of the substantial liquidation of the Company’s investments in Canada during 2017, partially offset by (iii) an increase in earnings and profit participation from capital transactions related to Company’s Preferred Equity Program of $11.4 million during 2018, as compared to the corresponding period in 2017.

Net income attributable to noncontrolling interests –

The decrease in Net income attributable to noncontrolling interests of $12.9 million is primarily due to equity in income allocated to the Company’s noncontrolling interest members as a result of a distribution in excess of basis in the Albertsons joint venture during 2017.

Preferred stock redemption charges –

During 2017, the Company partially redeemed its Class I Preferred Stock shares, and as a result, the Company recorded a redemption charge of $7.0 million. This $7.0 million charge was subtracted from net income attributable to the Company to arrive at net income available to the Company’s common shareholders and used in the calculation of earnings per share for the year ended December 31, 2017.

Preferred dividends –

The increase in Preferred dividends of $11.6 million is primarily due to the issuances of Class L Preferred Stock and Class M Preferred Stock in 2017 and 2018, partially offset by the partial redemption of Class I Preferred Stock in 2017.

Comparison of Years Ended December 31, 2017 to 2016

The following table presents the comparative results from the Company’s Consolidated Statements of Income for the year ended December 31, 2017, as compared to the corresponding period in 2016 (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	$ Change
Revenues
Revenues from rental properties (1)	$912,670	$893,365	$19,305
Reimbursement income (1)	247,563	239,015	8,548
Other rental property income (1)	23,552	20,021	3,531
Management and other fee income	17,049	18,391	(1,342)
Operating expenses
Rent	(11,145)	(10,993)	(152)
Real estate taxes	(157,196)	(146,615)	(10,581)
Operating and maintenance (1)	(169,552)	(171,416)	1,864
General and administrative (1)	(91,690)	(86,796)	(4,894)
Provision for doubtful accounts	(5,630)	(5,563)	(67)
Impairment charges	(67,331)	(93,266)	25,935
Depreciation and amortization	(360,811)	(355,320)	(5,491)
Gain on sale of operating properties/change in control of interests (1)	93,538	92,823	715
Other income/(expense)
Other income, net	2,559	5,425	(2,866)
Interest expense	(191,956)	(192,549)	593
Early extinguishment of debt charges	(1,753)	(45,674)	43,921
Benefit/(provision) for income taxes, net	880	(78,583)	79,463
Equity in income of joint ventures, net	60,763	218,714	(157,951)
Gain on change in control of joint venture interests	71,160	57,386	13,774
Equity in income of other real estate investments, net	67,001	27,773	39,228
Net income attributable to noncontrolling interests	(13,596)	(7,288)	(6,308)
Preferred stock redemption charges	(7,014)	-	(7,014)
Preferred dividends	(46,600)	(46,220)	(380)
Net income available to the Company's common shareholders	$372,461	$332,630	$39,831
Net income available to the Company's common shareholders:
Diluted per share	$0.87	$0.79	$0.08

(1)

The Company reclassified $239.0 million of Reimbursement income and $20.0 million of Other rental property income from Revenues from rental properties on the Company’s Consolidated Statements of Income for the year ended December 31, 2016. The Company reclassified $30.5 million from General and administrative to Operating and maintenance on the Company’s Consolidated Statements of Income for the year ended December 31, 2016. The Company reclassified $6.0 million from Gain on sale of operating properties/change in control of interests to (Provision)/benefit for income taxes, net on the Company’s Consolidated Statements of Income for the year ended December 31, 2016. See Footnote 1 of the Notes to the Consolidated Financial Statements for further discussion.

Net income available to the Company’s common shareholders was $372.5 million for the year ended December 31, 2017, as compared to $332.6 million for the comparable period in 2016. On a diluted per share basis, net income available to the Company for the year ended December 31, 2017 was $0.87 as compared to $0.79 for the comparable period in 2016. For additional disclosure, see Footnote 23 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The following describes the changes of certain line items included in Net income available to the Company’s common shareholders on the Company’s Consolidated Statements of Income, which it believes represent items that have significant changes during the year ended December 31, 2017, as compared to the corresponding periods in 2016:

Revenue from rental properties –

The increase in Revenues from rental properties of $19.3 million is primarily from the combined effect of (i) the acquisition/consolidation of operating properties during 2017 and 2016, which provided incremental revenues for the year ended December 31, 2017 of $43.5 million, as compared to the corresponding period in 2016, and (ii) the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the year ended December 31, 2017 of $0.4 million, as compared to the corresponding period in 2016, partially offset by (iii) a decrease in revenues of $24.6 million from properties sold during 2017 and 2016.

Reimbursement income –

The increase in Reimbursement income of $8.5 million is primarily from the combined effect of (i) the acquisition/consolidation of operating properties during 2017 and 2016, which provided incremental revenues for the year ended December 31, 2017 of $12.9 million, as compared to the corresponding period in 2016, and (ii) increased occupancy rates, the nature and timing of spending and net growth in recovery rates for the current portfolio, which provided incremental reimbursement income for the year ended December 31, 2017 of $2.1 million, as compared to the corresponding period in 2016, partially offset by (iii) a decrease in revenues of $6.5 million from properties sold during 2017 and 2016.

Other rental income –

The increase in Other rental income of $3.5 million is primarily from the combined effect of (i) the acquisition/consolidation of operating properties during 2017 and 2016, which provided incremental revenues for the year ended December 31, 2017 of $1.1 million, as compared to the corresponding period in 2016, and (ii) the completion of certain redevelopment projects, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the year ended December 31, 2017 of $2.4 million, as compared to the corresponding period in 2016.

Real estate taxes –

The increase in Real estate taxes of $10.6 million is primarily due to (i) an increase of $8.4 million related to the acquisition and consolidation of operating properties during 2017 and 2016, and (ii) an overall net increase of $5.0 million primarily due to refunds received during 2016, partially offset by (iii) a decrease of $2.8 million resulting from properties sold during 2017 and 2016.

General and administrative –

The increase in General and administrative costs of $4.9 million due to an increase in severance and personnel costs.

Impairment charges –

During the years ended December 31, 2017 and 2016, the Company recognized impairment charges related to adjustments to property carrying values of $67.3 million and $93.3 million, respectively, for which the Company’s estimated fair values were primarily based upon (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Also, the Company re-evaluated its long-term plan for a single property due to unfavorable local market conditions. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy. For additional disclosure, see Footnotes 6 and 15 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Depreciation and amortization –

The increase in Depreciation and amortization of $5.5 million is primarily due to (i) an increase of $21.8 million related to the acquisition/consolidation of operating properties during 2017 and 2016, and (ii) an increase of $15.2 million related to the acceleration of depreciable lives of assets due to demolition within the Company’s redevelopment projects in 2017 and 2016, partially offset by (iii) a decrease of $31.5 million resulting from property dispositions and tenant vacates in 2017 and 2016.

Gain on sale of operating properties/change in control of interests –

During 2017, the Company disposed of 25 operating properties and nine parcels, in separate transactions, for an aggregate sales price of $352.2 million. These transactions resulted in (i) an aggregate gain of $93.5 million and (ii) aggregate impairment charges of $17.1 million. During 2016, the Company disposed of 30 operating properties and two parcels, in separate transactions, for an aggregate sales price of $378.7 million. These transactions resulted in an aggregate gain of $92.8 million and aggregate impairment charges of $37.2 million.

Early extinguishment of debt charges –

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

(Provision)/benefit for income taxes, net –

The change in (Provision)/benefit for income taxes, net of $79.5 million is primarily due to (i) a decrease in tax expense of $63.5 million resulting from the recognition of a valuation allowance as a result of the Company’s merger of its taxable REIT subsidiary into a wholly owned LLC of the Company on August 1, 2016, (ii) a decrease in foreign tax expense of $30.4 million primarily relating to the sale of certain unconsolidated properties during 2016 within the Company’s Canadian portfolio which were subject to foreign taxes at a consolidated reporting entity level and (iii) a decrease in tax expense of $6.0 million resulting from the sales of properties during 2017, partially offset by (iv) a decrease in tax benefit of $17.1 million primarily related to impairment charges recognized during 2016, (v) a tax refund during 2016 of $2.0 million resulting from the favorable settlement of a tax audit and (vi) an increase in tax expense of $1.1 million due to effects of changes in U.S. tax law, which lowered corporate tax rates impacting the amounts relating to the Company’s deferred tax assets and liabilities within its TRS.

Equity in income of joint ventures, net –

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

Gain on change in control of joint venture interests –

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

Equity in income from other real estate investments, net –

The increase in Equity in income from other real estate investments, net of $39.2 million is primarily due to (i) an increase of $34.6 million in equity in income from the Albertsons joint venture resulting from cash distributions received in excess of the Company’s carrying basis during 2017 and (ii) the recognition of a cumulative foreign currency translation gain of $14.8 million as a result of the substantial liquidation of the Company’s investments in Canada during 2017, partially offset by (iii) a decrease in earnings and profit participation from capital transactions related to Company’s Preferred Equity Program of $10.1 million during 2017, as compared to the corresponding period in 2016.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017
Cash and cash equivalents, beginning of year	$238,513	$142,486
Net cash flow provided by operating activities	637,936	614,181
Net cash flow provided by/(used for) investing activities	253,645	(294,280)
Net cash flow used for financing activities	(986,513)	(223,874)
Change in cash and cash equivalents	(94,932)	96,027
Cash and cash equivalents, end of year	$143,581	$238,513

Operating Activities

The Company anticipates that cash on hand, cash flows from operations, borrowings under its Credit Facility, and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.

Cash flows provided by operating activities for the year ended December 31, 2018, were $637.9 million, as compared to $614.2 million for the comparable period in 2017. The increase of $23.7 million is primarily attributable to:

●	the acquisition of operating properties during 2017;
●	new leasing, expansion and re-tenanting of core portfolio properties;
●	an increase in distributions from the Company’s joint venture programs; and
●	a decrease in interest expense; partially offset by
●	changes in operating receivables and payables due to timing of receipts and payments; and
●	the disposition of operating properties during 2018 and 2017.

During the years ended December 31, 2018 and 2017, the Company capitalized personnel costs of $14.8 million and $16.1 million, respectively, relating to deferred leasing costs.

Investing Activities

Cash flows provided by investing activities were $253.6 million for 2018, as compared to cash flows used for investing activities of $294.3 million for 2017.

Investing activities during 2018 consisted primarily of:

Cash inflows:

●	$754.7 million in proceeds from the sale of 54 operating properties (including the deconsolidation of one property), seven out-parcels and 10 land parcels;
●

$34.0 million in reimbursements of investments and advances to real estate joint ventures and reimbursements of investments and advances to other real estate investments, primarily related to disposition of properties and loan refinancing within the joint venture portfolio and the Company’s Preferred Equity Program;

●	$22.3 million in collection of mortgage loans receivable; and
●	$16.2 million in proceeds from insurance casualty claims in connection with Hurricane Maria which damaged several of the Company’s properties in Puerto Rico during 2017.

Cash outflows:

●	$526.9 million for improvements to operating real estate related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●	$36.1 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio; and
●	$10.0 million for acquisition of operating real estate and other related net assets, including two land parcels, and the acquisition of a land parcel at one development project.

Investing activities during 2017 consisted primarily of:

Cash inflows:

●	$181.3 million in proceeds from the sale of 25 operating properties and nine parcels; and
●

$96.5 million in reimbursements of investments and advances to real estate joint ventures, primarily related to disposition of properties within the joint venture portfolio, and reimbursements of investments and advances to other real estate investments, primarily related to the distribution from the Albertsons joint venture.

Cash outflows:

●	$367.1 million for improvements to operating real estate related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●

$163.9 million for acquisition of operating real estate and other related net assets, including seven operating properties and six parcels, and acquisition of real estate under development related to one development project;

●

$35.3 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project and the repayment of a mortgage within the Company’s joint venture portfolio; and

●	$9.8 million for investment in marketable securities.

Acquisitions of Operating Real Estate and Other Related Net Assets

During the years ended December 31, 2018 and 2017, the Company expended $5.4 million and $153.9 million, respectively, towards the acquisition of operating real estate properties. The Company anticipates spending approximately $50.0 million to $75.0 million towards the acquisition of operating properties during 2019. The Company intends to fund these acquisitions with cash flow from operating activities, proceeds from property dispositions and availability under its Credit Facility.

Improvements to Operating Real Estate

During the years ended December 31, 2018 and 2017, the Company expended $290.9 million and $206.8 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Year Ended December 31,
	2018	2017
Redevelopment and renovations	$220,829	$177,840
Tenant improvements and tenant allowances	67,624	16,995
Other	2,421	11,965
Total (1)	$290,874	$206,800

(1)

During the years ended December 31, 2018 and 2017, the Company capitalized interest of $3.6 million and $3.5 million, respectively, and capitalized payroll of $7.1 million and $3.1 million, respectively, in connection with the Company’s improvements to operating real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads located in the front or adjacent to its existing shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts during 2019 will be approximately $200.0 million to $250.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, cash flow from operating activities and availability under the Company’s Credit Facility.

Improvements to Real Estate Under Development

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments. As of December 31, 2018, the Company had in progress two active consolidated real estate development projects and one additional project held for future development. During 2018 and 2017, the Company capitalized (i) interest of $13.9 million and $11.0 million, respectively, (ii) real estate taxes, insurance and legal costs of $2.6 million and $5.7 million, respectively, and (iii) payroll of $1.9 million and $3.3 million, respectively, in connection with its real estate development projects. The Company anticipates the total remaining costs to complete its active projects to be approximately $150.0 million to $200.0 million. The Company anticipates its capital commitment toward these development projects during 2019 will be approximately $100.0 million to $150.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, cash flow from operating activities and availability under the Company’s Credit Facility.

Financing Activities

Cash flows used for financing activities were $986.5 million for 2018, as compared to $223.9 million for 2017.

Financing activities during 2018 primarily consisted of the following:

Cash inflows:

●	$92.3 million in proceeds from the Company’s unsecured revolving credit facility, net;
●	$51.0 million in proceeds from construction loan financing at one of the Company’s development projects; and
●	$33.7 million in proceeds primarily from the exercise of the Class M Preferred Stock over-allotment option.

Cash outflows:

●	$529.8 million of dividends paid;
●	$315.1 million for the repayment of unsecured notes;
●	$217.9 million for principal payments on debt (related to the repayment of debt on six encumbered properties), including normal amortization on rental property debt;
●	$75.1 million for the repurchase of common stock;
●	$13.3 million for the payment of early extinguishment of debt charges; and
●	$6.7 million for redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership units by consolidated subsidiaries.

Financing activities during 2017 primarily consisted of:

Cash inflows:

●	$1.25 billion in proceeds from issuance of the $500.0 million, the $400.0 million and the $350.0 million unsecured notes;
●	$440.9 million in proceeds from issuance of stock, net, including the issuances of Class L Preferred Stock and Class M Preferred Stock; and
●	$206.0 million in proceeds from mortgage loan financing.

Cash outflows:

●	$702.3 million for principal payments on debt (related to the repayment of debt on 27 encumbered properties), including normal amortization on rental property debt;
●	$550.0 million for repayments under unsecured term loan/notes, including $300.0 million of unsecured notes and $250.0 million of unsecured term loan;
●	$506.2 million of dividends paid;
●	$225.0 million for the partial redemption of Class I Preferred Stock;
●	$96.6 million for redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership units by consolidated subsidiaries;
●	$23.3 million for financing origination costs, primarily related to costs associated with the issuance of unsecured notes; and
●	$17.1 million for repayments under the Company’s unsecured revolving credit facility, net.

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

Debt maturities for 2019 consist of: $45.6 million of unconsolidated joint venture debt and $26.3 million of debt included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available.  These debt maturities are anticipated to be repaid through operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales and partner capital contributions, as deemed appropriate.

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

During February 2018, the Company filed a shelf registration statement on Form S-3, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants. The Company, pursuant to this shelf registration statement may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities (See Footnotes 12 and 13 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Preferred Stock –

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

Share Repurchase Program –

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. During the year ended December 31, 2018, the Company repurchased 5,100,000 shares for an aggregate purchase price of $75.1 million (weighted average price of $14.72 per share). As of December 31, 2018, the Company had $224.9 million available under this share repurchase program.

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 12/31/18
Consolidated Indebtedness to Total Assets	<65%	37%
Consolidated Secured Indebtedness to Total Assets	<40%	4%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	6.0x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.6x

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

During the year ended December 31, 2018, the Company repaid the following notes (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Senior unsecured notes (1)	Aug-18	$300.0	6.875%	Oct-19
Senior unsecured notes (2)	Jun-18 & Jul-18	$15.1	3.200%	May-21

(1)	The Company recorded an early extinguishment of debt charge of $12.8 million resulting from the early repayment of these notes.
(2)	Represents partial repayments. As of December 31, 2018, these notes had an outstanding balance of $484.9 million.

Credit Facility –

The Company has a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (3.31% as of December 31, 2018), can be increased to $2.75 billion through an accordion feature. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars (“CAD”), British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of December 31, 2018, the Credit Facility had a balance of $100.0 million outstanding and $0.3 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 12/31/18
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	38%
Total Priority Indebtedness to GAV	<35%	3%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.2x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.0x

For a full description of the New Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 1, 2017, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2017.

Mortgages and Construction Loan Payable –

During 2018, the Company (i) deconsolidated $206.0 million of individual non-recourse mortgage debt relating to an operating property for which the Company no longer holds a controlling interest and (ii) repaid $205.6 million of maturing mortgage debt (including fair market value adjustments of $0.9 million) that encumbered six operating properties.

In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one development property. This loan commitment is scheduled to mature in August 2020, with six additional six-month options to extend the maturity date to August 2023 and bears interest at a rate of LIBOR plus 180 basis points (4.23% as of December 31, 2018). As of December 31, 2018, the construction loan had a balance of $51.0 million outstanding.

During 2018, the Company disposed of an encumbered property through foreclosure. The transaction resulted in a net decrease in mortgage debt of $12.4 million. In addition, the Company recognized a gain on forgiveness of debt of $4.3 million and relief of accrued interest expense of $3.4 million, both of which are included in Other income, net in the Company’s Consolidated Statements of Income.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its real estate under development projects. As of December 31, 2018, the Company had over 325 unencumbered property interests in its portfolio.

Dividends –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid were $529.8 million, $506.2 million and $474.0 million in 2018, 2017 and 2016, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On October 23, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on January 2, 2019, which was paid on January 15, 2019. Additionally, on January 29, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on April 2, 2019, which is scheduled to be paid on April 15, 2019.

The Company’s Board of Directors also declared quarterly dividends with respect to the Company’s various classes of cumulative redeemable preferred shares (Classes I, J, K, L and M). All dividends on the preferred shares are scheduled to be paid on April 15, 2019, to shareholders of record on April 1, 2019.

Hurricane Impacts –

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

The Company expects to collect property insurance proceeds (net of deductible) equal to the replacement cost of its damaged property, currently estimated to be approximately $30.3 million. As of December 31, 2018, the Company has collected property insurance proceeds totaling $20.2 million to date, which exceeds the $16.0 million previously written off due to property damage by $4.2 million. As a result, the Company recognized this excess as income included in Other income, net on the Company’s Consolidated Statements of Income for the year ended December 31, 2018.

       The Company’s business interruption insurance covers lost revenues as a result of the hurricane for a period of up to one year. After the expiration of one year following the loss, the policy has 365 days of an extended period of indemnity which provides business interruption coverage in the event the properties have not fully recovered from the storm.  During 2018 and 2017, the Company collected business interruption claims totaling $2.8 million and $1.6 million, respectively, from its insurance provider. Although the Company has primarily recovered its business interruption insurance claims, it will continue to assess and process any future business interruption claims for the extended period of indemnity and will submit insurance claims for its losses, if any, under its business interruption insurance policy.

Income Taxes –

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

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its Credit Facility, unsecured senior notes and mortgages with maturities ranging from one year to 29 years. As of December 31, 2018, the Company’s total debt had a weighted average term to maturity of 10.5 years. In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio. As of December 31, 2018, the Company had 31 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. The following table summarizes the Company’s debt maturities (excluding extension options, unamortized debt issuance costs of $55.9 million and fair market value of debt adjustments aggregating $13.1 million) and obligations under non-cancelable operating leases as of December 31, 2018:

	Payments due by period (in millions)
	2019	2020	2021	2022	2023	Thereafter	Total
Long-Term Debt:
Principal (1)	$12.7	$160.3	$729.8	$640.1	$365.5	$3,008.3	$4,916.7
Interest (2)	$177.9	$175.0	$155.0	$136.6	$113.1	$1,260.3	$2,017.9
Operating Leases:
Ground Leases (3)	$7.9	$7.5	$7.5	$7.4	$7.5	$115.4	$153.2
Office Leases	$4.3	$2.4	$2.3	$1.8	$1.5	$0.3	$12.6

(1)	Maturities utilized do not reflect extension options, which range from six months to one year.
(2)	For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2018.
(3)	For leases which have inflationary increases, future ground rent expense was calculated using the rent based upon initial lease payment.

The Company has no secured debt scheduled to mature in 2019. The Company anticipates satisfying the remaining future maturities with a combination of operating cash flows, its Credit Facility, exercise of extension options, where available, and new debt issuances.

The Company has issued letters of credit in connection with completion and repayment guarantees for loans encumbering certain of the Company’s development and redevelopment projects and guarantee of payment related to the Company’s insurance program. As of December 31, 2018, these letters of credit aggregated $41.8 million.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2018, the Company had $20.6 million in performance and surety bonds outstanding.

The Company has accrued $2.8 million of non-current uncertain tax positions and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes, which are included in Other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2018. These amounts are not included in the table above because a reasonably reliable estimate regarding the timing of settlements with the relevant tax authorities, if any, cannot be made.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures. These joint ventures primarily operate shopping center properties. Such arrangements are generally with third-party institutional investors and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, has obtained unsecured financing for certain joint ventures. As of December 31, 2018, the Company did not guarantee any joint venture unsecured debt. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K). The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2018 (dollars in millions):

Joint Venture	Kimco Ownership Interest	Number of Properties	Mortgages and Notes Payable, Net (in millions)	Number of Encumbered Properties	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program (1)	15.0%	42	$572.6	13	4.29%	49.0
Kimco Income Opportunity Portfolio (2)	48.6%	39	651.4	27	4.43%	40.4
Canada Pension Plan Investment Board	55.0%	4	84.4	1	3.85%	54.0
Other Joint Venture Programs	Various	24	474.2	14	4.26%	78.6
Total			$1,782.6

* Average remaining term includes extensions

(1)

Includes an unsecured term loan of $200.0 million (excluding deferred financing costs of $0.3 million), which is scheduled to mature in August 2019, with two one-year extension options at the joint venture’s discretion, and bears interest at a rate equal to LIBOR plus 1.75% (4.18% at December 31, 2018).

(2)

Includes an unsecured revolving credit facility with an outstanding balance at December 31, 2018 of $73.3 million (excluding deferred financing costs of $0.3 million), which is scheduled to mature in September 2020, with two one-year extension options at the joint venture’s discretion, and bears interest at a rate equal to LIBOR plus 1.75% (4.18% at December 31, 2018).

As of December 31, 2018, these loans had scheduled maturities ranging from one month to 13 years and bore interest at rates ranging from 2.91% to 7.25%. Approximately $45.6 million of the aggregate outstanding loan balance matures in 2019. These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales and partner capital contributions, as deemed appropriate (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Real Estate Investments

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity Program. As of December 31, 2018, the Company’s net investment under the Preferred Equity Program was $176.3 million relating to 285 properties, including 273 net leased properties. As of December 31, 2018, these preferred equity investment properties had individual non-recourse mortgage loans aggregating $298.9 million (excluding fair market value of debt adjustments aggregating $15.1 million). These loans have scheduled maturities ranging from six months to six years and bear interest at rates ranging from 4.19% to 10.47%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

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

FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performances, which does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative for net income or cash flows from operations as a measure of liquidity.  Our method of calculating FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted for the three months and years ended December 31, 2018 and 2017 is as follows (in thousands, except per share data):

	Three Months Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
Net income available to the Company’s common shareholders	$73,627	$73,465	$439,604	$372,461
Gain on sale of operating properties/change in control of interests	(49,379)	(31,436)	(229,763)	(92,830)
Gain on sale of joint venture operating properties/change in control of interests	(12,446)	(6,849)	(18,549)	(79,034)
Depreciation and amortization - real estate related	74,086	83,959	305,079	356,191
Depreciation and amortization - real estate joint ventures	10,717	9,835	43,483	39,248
Impairment of depreciable real estate properties	50,050	32,854	83,754	65,148
Benefit for income taxes (2)	-	-	-	(39)
Noncontrolling interests (2)	(421)	(1,688)	(2,891)	(5,583)
FFO available to the Company’s common shareholders	146,234	160,140	620,717	655,562
Transactional (income)/expense:
Profit participation from other real estate investments	(129)	(379)	(10,903)	(34,952)
Losses/(gains) from land sales	10	(2,362)	(6,295)	(3,422)
Distribution in excess of basis	-	-	(3,550)	-
Demolition costs	495	3,589	1,487	4,686
Gain on forgiveness of debt	-	(380)	(4,274)	(380)
Prepayment penalties	-	-	12,762	1,753
Severance costs	-	5,190	1,185	5,190
Gain on liquidation of a foreign entity	-	-	-	(14,822)
Insurance proceeds in excess of related loss	(2,722)	-	(4,279)	-
Loss on of marketable securities	1,444	-	3,487	-
Impairments on other investments	2,051	423	2,318	11,766
Preferred stock redemption charges	-	-	-	7,014
Noncontrolling interests (3)	-	-	136	11,338
Other income, net	32	170	252	502
Total transactional expense/(income), net	1,181	6,251	(7,674)	(11,327)
FFO available to the Company’s common shareholders as adjusted	$147,415	$166,391	$613,043	$644,235
Weighted average shares outstanding for FFO calculations:
Basic	419,258	423,734	420,641	423,614
Units	837	961	835	852
Dilutive effect of equity awards	628	354	629	405
Diluted	420,723 (1)	425,049 (1)	422,105 (1)	424,871 (1)

FFO per common share – basic	$0.35	$0.38	$1.48	$1.55
FFO per common share – diluted	$0.35 (1)	$0.38 (1)	$1.47 (1)	$1.55 (1)
FFO as adjusted per common share – basic	$0.35	$0.39	$1.46	$1.52
FFO as adjusted per common share – diluted	$0.35 (1)	$0.39 (1)	$1.45 (1)	$1.52 (1)

(1)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO. FFO would be increased by $228 and $274 for the three months ended December 31, 2018 and 2017, respectively, and $916 and $923 for the years ended December 31, 2018 and 2017, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

(2)	Related to gains, impairment and deprecation on depreciable real estate properties, where applicable.
(3)	Related to transaction (income)/expense, where applicable.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
Net income available to the Company’s common shareholders	$73,627	$73,465	$439,604	$372,461
Adjustments:
Management and other fee income	(2,397)	(4,593)	(15,159)	(17,049)
General and administrative	20,022	27,972	87,797	91,690
Impairment charges	45,352	33,051	79,207	67,331
Depreciation and amortization	74,266	85,024	310,380	360,811
Gain on sale of operating properties/change in control of interests	(49,379)	(31,436)	(229,840)	(93,538)
Interest and other expense, net	44,515	53,380	183,060	191,150
Provision/(benefit) for income taxes, net	2,583	1,344	1,600	(880)
Gain on change in control of joint venture interests	-	-	-	(71,160)
Equity in income of other real estate investments, net	(4,462)	(5,049)	(29,100)	(67,001)
Net (loss)/income attributable to noncontrolling interests	(214)	(330)	668	13,596
Preferred stock redemption charges	-	-	-	7,014
Preferred dividends	14,534	11,431	58,191	46,600
Non same property net operating income	(20,269)	(47,533)	(118,690)	(169,513)
Non-operational expense from joint ventures, net	13,219	9,359	60,417	72,970
Same property NOI	$211,397	$206,085	$828,135	$804,482

Same property NOI increased by $5.3 million or 2.6% for the three months ended December 31, 2018, as compared to the corresponding period in 2017. This increase is primarily the result of (i) an increase of $5.6 million related to lease-up and rent commencements in the portfolio, partially offset by (ii) an increase of $0.2 million of credit losses and (iii) a decrease in other property income of $0.1 million.

Same property NOI increased by $23.7 million or 2.9% for the year ended December 31, 2018, as compared to the corresponding period in 2017. This increase is primarily the result of (i) an increase of $24.6 million related to lease-up and rent commencements in the portfolio, partially offset by (ii) a decrease in other property income of $0.5 million and (iii) an increase of $0.4 million of credit losses.

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

New Accounting Pronouncements

See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Company’s primary market risk exposure is interest rate risk.  The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of December 31, 2018, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available (amounts in millions).

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$104.5	$150.7	$151.2	$11.9	$24.1	$442.4	$434.9
Average Interest Rate	-	5.47%	5.39%	4.05%	3.23%	6.85%	4.97%

Variable Rate	$-	$50.0	$-	$-	$-	$-	$50.0	$51.5
Average Interest Rate	-	4.23%	-	-	-	-	4.23%

Unsecured Debt
Fixed Rate	$-	$-	$483.2	$495.9	$347.7	$2,959.0	$4,285.8	$4,028.8
Average Interest Rate	-	-	3.20%	3.40%	3.13%	3.59%	3.49%

Variable Rate	$-	$-	$95.7	$-	-	$-	$95.7	$97.6
Average Interest Rate	-	-	3.31%	-	-	-	3.31%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $1.5 million for the year ended December 31, 2018, if short-term interest rates were 1.0% higher. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

The Company’s revenues and equity in income (including gains on sales and impairment losses) from its foreign investments in U.S. dollar equivalents and their respective local currencies are as follows (in millions):

	2018	2017	2016
Revenues from consolidated in USD:
Mexico	$-	$0.3	$0.6
Revenues from consolidated in local currencies:
Mexico (Mexican Pesos “MXN”)	-	5.7	11.3
Equity in income/(loss) from unconsolidated joint ventures and preferred equity investments in USD:
Canada (1)	$3.2	$(1.3)	$152.6
Mexico (2)	$(0.7)	$(0.3)	$(3.6)
Equity in income/(loss) from unconsolidated joint ventures and preferred equity investments in local currencies:
Canada (CAD) (1)	4.5	(1.7)	199.5
Mexico (MXN) (2)	(12.9)	(6.3)	29.2

(1)

Includes impairment charge of $3.4 million (CAD 4.3 million) related to the pending sale of a property for the year ended December 31, 2017. In addition, includes gains of $0.8 million (CAD 1.0 million) and $141.9 million (CAD 185.9 million) on disposition of equity interests for the years ended December 31, 2018 and 2016, respectively.

(2)

Includes impairment charge of $0.6 million (MXP 11.0 million) related to pending sale of land parcel for the year ended December 31, 2018. In addition, includes equity losses of $5.2 million for the year ended December 31, 2016 related to foreign investments for which the reporting currency is denominated in USD and not subject to foreign translation exposure.

At December 31, 2018, the Company’s foreign real estate investments in their local currency had an aggregate carrying amount of 39.7 million Mexican Pesos (USD $4.1 million). Currency fluctuations between local currency and the U.S. dollar for the Company’s foreign monetary assets and liabilities result in foreign currency gains/losses which are recognized in Other income, net in the Company’s Consolidated Statements of Income. During the year ended December 31, 2018, the Company recognized a net foreign currency loss of $0.2 million.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Corporate Governance,” “Committees of the Board of Directors,” “Executive Officers” and “Other Matters” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 30, 2019 (“Proxy Statement”).

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”). The Code of Ethics is available at the Investors/Governance/Governance Documents section of our website at www.kimcorealty.com. A copy of the Code of Ethics is available in print, free of charge, to stockholders upon request to us at the address set forth in Item 1 of this Annual Report on Form 10-K under the section “Business - Overview.” We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Ethics by posting such information on our website.

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

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to “Independent Registered Public Accountants” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.		Form 10-K Report Page

	Report of Independent Registered Public Accounting Firm		47

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2018 and 2017		48

	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016		49

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016		50

	Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016		51

	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016		52

	Notes to Consolidated Financial Statements		53

2	. Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016	93
	Schedule III -	Real Estate and Accumulated Depreciation as of December 31, 2018	94
	Schedule IV -	Mortgage Loans on Real Estate as of December 31, 2018	96

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		43

Item 16. Form 10-K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith
3.1(a)	Articles of Restatement of Kimco Realty Corporation, dated January 14, 2011	10-K	1-10899	02/28/11	3.1(a)
3.1(b)	Amendment to Articles of Restatement of Kimco Realty Corporation, dated May 8, 2014	10-K	1-10899	02/27/17	3.1(b)
3.1(c)	Articles Supplementary of Kimco Realty Corporation, dated November 8, 2010	10-K	1-10899	02/28/11	3.1(b)
3.1(d)	Articles Supplementary of Kimco Realty Corporation, dated March 12, 2012	8-A12B	1-10899	03/13/12	3.2
3.1(e)	Articles Supplementary of Kimco Realty Corporation, dated July 17, 2012	8-A12B	1-10899	07/18/12	3.2
3.1(f)	Articles Supplementary of Kimco Realty Corporation, dated November 30, 2012	8-A12B	1-10899	12/03/12	3.2
3.1(g)	Articles Supplementary of Kimco Realty Corporation, dated August 8, 2017	8-A12B	1-10899	08/08/17	3.3
3.1(h)	Articles Supplementary of Kimco Realty Corporation, dated December 12, 2017	8-A12B	1-10899	12/12/17	3.3
3.2	Amended and Restated Bylaws of Kimco Realty Corporation, dated February 25, 2009	10-K	1-10899	02/27/09	3.2
4.1	Agreement of Kimco Realty Corporation pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K	S-11	333-42588	09/11/91	4.1
4.2	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.3	First Supplemental Indenture, dated August 4, 1994, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	10-K	1-10899	03/28/96	4.6
4.4	Second Supplemental Indenture, dated April 7, 1995, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	8-K	1-10899	04/07/95	4(a)
4.5	Third Supplemental Indenture, dated June 2, 2006, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	06/05/06	4.1
4.6	Fourth Supplemental Indenture, dated April 26, 2007, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	04/26/07	1.3
4.7	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	09/24/09	4.1
4.8	Sixth Supplemental Indenture, dated May 23, 2013, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	05/23/13	4.1
4.9	Seventh Supplemental Indenture, dated April 24, 2014, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	04/24/14	4.1
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3
10.2	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.3	Form of Indemnification Agreement	10-K	1-10899	02/27/09	99.1
10.4	Agency Agreement, dated July 17, 2013, by and among Kimco North Trust III, Kimco Realty Corporation and Scotia Capital Inc., RBC Dominion Securities Inc., CIBC World Markets Inc. and National Bank Financial Inc.	10-Q	1-10899	08/02/13	99.1
10.5	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.6	Restated Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/27/17	10.6
10.7	Amendment No. 1 to the Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/23/18	10.7

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith
10.8	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.9	First Amendment to the Kimco Realty Corporation Executive Severance Plan, dated March 20, 2012	10-Q	1-10899	05/10/12	10.3
10.10	$1.75 Billion Amended and Restated Credit Agreement, dated March 17, 2014, among Kimco Realty Corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	03/20/14	10.1
10.11	$2.25 Billion Amended and Restated Credit Agreement, dated February 1, 2017, among Kimco Realty Corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	02/02/17	10.1
10.12	Credit Agreement, dated January 30, 2015, among Kimco Realty Corporation and each of the parties named therein	8-K	1-10899	02/05/15	10.1
10.13	Consulting Agreement, dated June 11, 2015, between Kimco Realty Corporation and David B. Henry	8-K	1-10899	06/12/15	10.1
21.1	Significant Subsidiaries of the Company	—	—	—	—	*
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	*
31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
32.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
99.1	Property Chart	—	—	—	—	*
101.INS	XBRL Instance Document	—	—	—	—	*
101.SCH	XBRL Taxonomy Extension Schema	—	—	—	—	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	—	—	—	—	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By:	/s/ Conor C. Flynn
Conor C. Flynn Chief Executive Officer

Dated:     February 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 15, 2019
Milton Cooper

/s/ Conor C. Flynn	Chief Executive Officer and Director	February 15, 2019
Conor C. Flynn

/s/ Richard G. Dooley	Director	February 15, 2019
Richard G. Dooley

/s/ Joe Grills	Director	February 15, 2019
Joe Grills

/s/ Frank Lourenso	Director	February 15, 2019
Frank Lourenso

/s/ Richard Saltzman	Director	February 15, 2019
Richard Saltzman

/s/ Philip Coviello	Director	February 15, 2019
Philip Coviello

/s/ Colombe Nicholas	Director	February 15, 2019
Colombe Nicholas

/s/ Mary Hogan Preusse	Director	February 15, 2019
Mary Hogan Preusse

/s/ Valerie Richardson	Director	February 15, 2019
Valerie Richardson

/s/ Glenn G. Cohen	Executive Vice President -	February 15, 2019
Glenn G. Cohen	Chief Financial Officer and Treasurer

/s/ Paul Westbrook	Vice President -	February 15, 2019
Paul Westbrook	Chief Accounting Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Kimco Realty Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Kimco Realty Corporation and its subsidiaries (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 15, 2019

We have served as the Company’s auditor since at least 1991.  We have not been able to determine the specific year we began serving as auditor of the Company.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets:
Real estate:
Land	$2,822,691	$3,019,284
Building and improvements	8,813,115	9,231,644
Real estate	11,635,806	12,250,928
Less: accumulated depreciation and amortization	(2,385,287)	(2,433,053)
Total real estate, net	9,250,519	9,817,875

Real estate under development	241,384	402,518
Investments in and advances to real estate joint ventures	570,922	483,861
Other real estate investments	192,123	217,584
Mortgages and other financing receivables	14,448	21,838
Cash and cash equivalents	143,581	238,513
Marketable securities	10,302	13,265
Accounts and notes receivable, net	184,528	189,757
Deferred charges and prepaid expenses	156,155	155,472
Other assets	235,138	223,043
Total assets (1)	$10,999,100	$11,763,726

Liabilities:
Notes payable, net	$4,381,456	$4,596,140
Mortgages and construction loan payable, net	492,416	882,787
Accounts payable and accrued expenses	174,903	185,702
Dividends payable	130,262	128,892
Other liabilities	385,328	431,915
Total liabilities (2)	5,564,365	6,225,436
Redeemable noncontrolling interests	23,682	16,143

Commitments and contingencies (Footnote 19)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,996,240 shares; 42,580 and 41,200 shares issued and outstanding (in series), respectively; Aggregate liquidation preference $1,064,500 and $1,030,000, respectively	43	41
Common stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 421,388,879 and 425,646,380 shares, respectively	4,214	4,256
Paid-in capital	6,117,254	6,152,764
Cumulative distributions in excess of net income	(787,707)	(761,337)
Accumulated other comprehensive loss	-	(1,480)
Total stockholders' equity	5,333,804	5,394,244
Noncontrolling interests	77,249	127,903
Total equity	5,411,053	5,522,147
Total liabilities and equity	$10,999,100	$11,763,726

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at December 31, 2018 and December 31, 2017 of $239,012 and $644,990, respectively.  See Footnote 9 of the Notes to Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at December 31, 2018 and December 31, 2017 of $143,186 and $417,688, respectively.  See Footnote 9 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Revenues from rental properties	$882,345	$912,670	$893,365
Reimbursement income	246,381	247,563	239,015
Other rental property income	20,877	23,552	20,021
Management and other fee income	15,159	17,049	18,391
Total revenues	1,164,762	1,200,834	1,170,792

Operating expenses
Rent	(10,929)	(11,145)	(10,993)
Real estate taxes	(153,336)	(157,196)	(146,615)
Operating and maintenance	(164,294)	(169,552)	(171,416)
General and administrative	(87,797)	(91,690)	(86,796)
Provision for doubtful accounts	(6,253)	(5,630)	(5,563)
Impairment charges	(79,207)	(67,331)	(93,266)
Depreciation and amortization	(310,380)	(360,811)	(355,320)
Total operating expenses	(812,196)	(863,355)	(869,969)

Gain on sale of operating properties/change in control of interests	229,840	93,538	92,823

Operating income	582,406	431,017	393,646

Other income/(expense)
Other income, net	13,041	2,559	5,425
Interest expense	(183,339)	(191,956)	(192,549)
Early extinguishment of debt charges	(12,762)	(1,753)	(45,674)

Income before income taxes, net, equity in income of joint ventures, net, gain on change in control of joint venture interests and equity in income from other real estate investments, net	399,346	239,867	160,848

(Provision)/benefit for income taxes, net	(1,600)	880	(78,583)
Equity in income of joint ventures, net	71,617	60,763	218,714
Gain on change in control of joint venture interests	-	71,160	57,386
Equity in income of other real estate investments, net	29,100	67,001	27,773

Net income	498,463	439,671	386,138

Net income attributable to noncontrolling interests	(668)	(13,596)	(7,288)

Net income attributable to the Company	497,795	426,075	378,850

Preferred stock redemption charges	-	(7,014)	-
Preferred dividends	(58,191)	(46,600)	(46,220)

Net income available to the Company's common shareholders	$439,604	$372,461	$332,630

Per common share:
Net income available to the Company's common shareholders:
-Basic	$1.02	$0.87	$0.79
-Diluted	$1.02	$0.87	$0.79

Weighted average shares:
-Basic	420,641	423,614	418,402
-Diluted	421,379	424,019	419,709

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$498,463	$439,671	$386,138
Other comprehensive income:
Change in unrealized gains/losses related to available-for-sale securities	-	(1,542)	8
Change in unrealized value on interest rate swaps	344	631	451
Change in foreign currency translation adjustments	-	(6,335)	(281)
Other comprehensive income/(loss)	344	(7,246)	178

Comprehensive income	498,807	432,425	386,316

Comprehensive income attributable to noncontrolling interests	(668)	(13,596)	(7,288)

Comprehensive income attributable to the Company	$498,139	$418,829	$379,028

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)

	Cumulative	Accumulated
	Distributions in	Other						Total
	Excess of	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Net Income	Income /(Loss)	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance, January 1, 2016	$(572,335)	$5,588	32	$32	413,431	$4,134	$5,608,881	$5,046,300	$135,651	$5,181,951
Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	16,667	16,667
Comprehensive income:
Net income	378,850	-	-	-	-	-	-	378,850	7,288	386,138
Other comprehensive income:
Change in unrealized gains on marketable securities	-	8	-	-	-	-	-	8	-	8
Change in unrealized value on interest rate swaps	-	451	-	-	-	-	-	451	-	451
Change in foreign currency translation adjustment	-	(281)	-	-	-	-	-	(281)	-	(281)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(4,349)	(4,349)
Dividends declared to common and preferred shares	(483,382)	-	-	-	-	-	-	(483,382)	-	(483,382)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(8,522)	(8,522)
Issuance of common stock	-	-	-	-	10,711	107	286,314	286,421	-	286,421
Surrender of restricted stock	-	-	-	-	(276)	(3)	(7,005)	(7,008)	-	(7,008)
Exercise of common stock options	-	-	-	-	1,168	12	21,048	21,060	-	21,060
Amortization of equity awards	-	-	-	-	-	-	13,720	13,720	-	13,720
Balance, December 31, 2016	(676,867)	5,766	32	32	425,034	4,250	5,922,958	5,256,139	146,735	5,402,874

Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	48,877	48,877
Comprehensive income:
Net income	426,075	-	-	-	-	-	-	426,075	13,596	439,671
Other comprehensive income:
Change in unrealized gains/losses on marketable securities	-	(1,542)	-	-	-	-	-	(1,542)	-	(1,542)
Change in unrealized value on interest rate swaps	-	631	-	-	-	-	-	631	-	631
Change in foreign currency translation adjustments	-	(6,335)	-	-	-	-	-	(6,335)	-	(6,335)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,297)	(1,297)
Dividends declared to common and preferred shares	(510,545)	-	-	-	-	-	-	(510,545)	-	(510,545)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(13,995)	(13,995)
Issuance of common stock	-	-	-	-	776	8	(8)	-	-	-
Issuance of preferred stock	-	-	18	18	-	-	439,401	439,419	-	439,419
Surrender of restricted stock	-	-	-	-	(248)	(2)	(5,697)	(5,699)	-	(5,699)
Exercise of common stock options	-	-	-	-	84	-	1,526	1,526	-	1,526
Amortization of equity awards	-	-	-	-	-	-	18,983	18,983	-	18,983
Redemption of preferred stock	-	-	(9)	(9)	-	-	(224,991)	(225,000)	-	(225,000)
Redemption/conversion of noncontrolling interests	-	-	-	-	-	-	592	592	(66,013)	(65,421)
Balance, December 31, 2017	(761,337)	(1,480)	41	41	425,646	4,256	6,152,764	5,394,244	127,903	5,522,147

Impact of change in accounting principles
ASU 2017-05 (1)	8,098	-	-	-	-	-	-	8,098	-	8,098
ASU 2016-01 (1)	(1,136)	1,136	-	-	-	-	-	-	-	-
Balance, January 1, 2018, as adjusted	(754,375)	(344)	41	41	425,646	4,256	6,152,764	5,402,342	127,903	5,530,245

Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	109	109
Comprehensive income:
Net income	497,795	-	-	-	-	-	-	497,795	668	498,463
Other comprehensive income:
Change in unrealized value on interest rate swaps	-	344	-	-	-	-	-	344	-	344
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(373)	(373)
Dividends declared to common and preferred shares	(531,127)	-	-	-	-	-	-	(531,127)	-	(531,127)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,663)	(2,663)
Issuance of common stock	-	-	-	-	1,101	11	(11)	-	-	-
Issuance of preferred stock	-	-	2	2	-	-	33,112	33,114	-	33,114
Repurchase of common stock	-	-	-	-	(5,100)	(51)	(75,075)	(75,126)	-	(75,126)
Surrender of restricted stock	-	-	-	-	(300)	(3)	(4,357)	(4,360)	-	(4,360)
Exercise of common stock options	-	-	-	-	42	1	591	592	-	592
Amortization of equity awards	-	-	-	-	-	-	16,548	16,548	-	16,548
Acquisition/deconsolidation of noncontrolling interests	-	-	-	-	-	-	1,203	1,203	(48,395)	(47,192)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	-	-	(7,521)	(7,521)	-	(7,521)
Balance, December 31, 2018	$(787,707)	$-	43	$43	421,389	$4,214	$6,117,254	$5,333,804	$77,249	$5,411,053

(1)

Represents the impact of change in accounting principles for its respective Accounting Standard Updates ("ASU").  See Footnote 1 of the Notes to the Consolidated Financial Statements for additional disclosure.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016

Cash flow from operating activities:
Net income	$498,463	$439,671	$386,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310,380	360,811	355,320
Impairment charges	79,207	67,331	93,266
Deferred taxes	-	807	55,068
Early extinguishment of debt charges	12,762	1,753	45,674
Equity award expense	18,221	21,563	19,071
Gain on sale of operating properties, net	(229,840)	(93,538)	(92,823)
Gain on change in control of joint venture interests	-	(71,160)	(57,386)
Equity in income of joint ventures, net	(71,617)	(60,763)	(218,714)
Equity in income from other real estate investments, net	(29,100)	(67,001)	(27,773)
Distributions from joint ventures and other real estate investments	104,626	58,189	90,589
Change in accounts and notes receivable	5,229	(7,934)	(6,571)
Change in accounts payable and accrued expenses	(9,175)	4,417	(7,886)
Change in Canadian withholding tax receivable	-	12,996	23,571
Change in other operating assets and liabilities	(51,220)	(52,961)	(65,448)
Net cash flow provided by operating activities	637,936	614,181	592,096

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(5,407)	(153,854)	(203,190)
Improvements to operating real estate	(290,874)	(206,800)	(143,489)
Acquisition of real estate under development	(4,592)	(10,010)	(51,588)
Improvements to real estate under development	(235,988)	(160,257)	(72,759)
Investment in marketable securities	(63)	(9,822)	(2,466)
Proceeds from sale of marketable securities	957	3,146	1,937
Investments in and advances to real estate joint ventures	(36,139)	(35,291)	(86,453)
Reimbursements of investments and advances to real estate joint ventures	21,127	55,839	71,656
Distributions from liquidation of real estate joint ventures	-	-	138,475
Return of investment from liquidation of real estate joint ventures	-	-	191,902
Investment in other real estate investments	(524)	(666)	(233)
Reimbursements of investments and advances to other real estate investments	12,878	40,709	11,019
Investment in other financing receivable	(125)	-	-
Collection of mortgage loans receivable	22,299	1,405	921
Investment in other investments	(857)	-	-
Reimbursements of other investments	-	-	500
Proceeds from sale of operating properties	754,731	181,321	304,600
Proceeds from sale of development properties	-	-	4,551
Proceeds from insurance casualty claims	16,222	-	-
Net cash flow provided by/(used for) investing activities	253,645	(294,280)	165,383

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(204,746)	(687,117)	(700,853)
Principal payments on rental property debt	(13,113)	(15,186)	(19,039)
Proceeds from mortgage and construction loan financings	50,972	206,000	-
Proceeds/(repayments) under the unsecured revolving credit facility, net	92,254	(17,143)	26,445
Proceeds from issuance of unsecured notes	-	1,250,000	1,400,000
Repayments under unsecured notes/term loan	(315,095)	(550,000)	(1,261,850)
Payment of early extinguishment of debt charges	(13,308)	(2,631)	(45,674)
Change in other financing liablities	(4,528)	911	1,367
Contributions from noncontrolling interests	109	1,422	-
Redemption/distribution of noncontrolling interests	(6,660)	(96,599)	(12,594)
Dividends paid	(529,756)	(506,172)	(474,045)
Proceeds from issuance of stock, net	33,705	440,946	307,395
Redemption of preferred stock	-	(225,000)	-
Repurchase of common stock	(75,126)	-	-
Financing origination costs	(1,221)	(23,305)	(25,679)
Net cash flow used for financing activities	(986,513)	(223,874)	(804,527)

Net change in cash and cash equivalents	(94,932)	96,027	(47,048)
Cash and cash equivalents, beginning of year	238,513	142,486	189,534
Cash and cash equivalents, end of year	$143,581	$238,513	$142,486

Interest paid during the year including payment of early extinguishment of debt charges of $13,308, $2,631 and $45,674, respectively (net of capitalized interest of $17,549, $14,480 and $5,618, respectively)	$199,701	$192,155	$252,482

Income taxes paid/(received) during the year (net of refunds received of $1,007, $16,118 and $113,934, respectively)	$514	$(14,456)	$6,090

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

Business and Organization

Kimco Realty Corporation and its subsidiaries (the "Company" or "Kimco"), operate as a Real Estate Investment Trust (“REIT”) and are engaged principally in the ownership, management, development and operation of open-air shopping centers, which are anchored generally by grocery stores, off-price retailers, discounters or service-oriented tenants. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise. The Company evaluates performance on a property specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform with the current period’s presentation. In conjunction with the adoption of Accounting Standard Update (“ASU”) 2014-09 discussed below, the Company reclassified $247.6 million and $239.0 million to Reimbursement income and $23.6 million and $20.0 million to Other rental property income from Revenues from rental properties on the Company’s Consolidated Statements of Income for the years ended December 31, 2017 and 2016, respectively. The Company reclassified $26.8 million and $30.5 million of costs related to property management and services of the Company’s operating properties from General and administrative to Operating and maintenance on the Company’s Consolidated Statements of Income for the years ended December 31, 2017 and 2016, respectively. In addition, in accordance with the SEC’s Disclosure Update and Simplification release, dated August 18, 2018, the Company moved the Gains on sale of operating properties/change in control of interests line on the Company’s Consolidated Statements of Income within Operating income and as a result reclassified $6.0 million from Gain on sale of operating properties/change in control of interests to (Provision)/benefit for income taxes, net on the Company’s Consolidated Statements of Income for the year ended December 31, 2016.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Real Estate

Real estate assets are stated at cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases, in-place leases and tenant relationships, where applicable), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Fair value is determined based on a market approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Acquisitions of operating properties are categorized as asset acquisitions and as such the Company capitalizes the acquisition costs associated with these acquisitions.

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

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and building improvements (in years)	5	to	50
Fixtures, leasehold and tenant improvements (including certain identified intangible assets)	Terms of leases or useful lives, whichever is shorter

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

When a real estate asset is identified by management as held-for-sale, the Company ceases depreciation of the asset and estimates the fair value. If the fair value of the asset, less cost to sell, is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, less estimated costs of sale and the asset is classified as other assets.

On a continuous basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired only if management’s estimated fair value is less than the net carrying value of the property. The Company’s estimated fair value is primarily based upon (i) estimated sales prices from signed contracts or letters of intent from third party offers, (ii) discounted cash flow models of the property over its remaining hold period or (iii) third party appraisals. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers. For the discounted cash flow models and appraisals, the capitalization rate and discount rate utilized in the models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment. In addition, such cash flow models consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to an amount to reflect the estimated fair value of the property.

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

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence but does not control these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and our share of earnings and losses. Earnings or losses for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in open-air shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. The Company, on a limited selective basis, has obtained unsecured financing for certain joint ventures. These unsecured financings may be guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make. As of December 31, 2018, the Company did not guaranty any unsecured joint venture debt.

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

Other Real Estate Investments and Other Assets

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

Other assets include investments for which the Company applies the cost method of accounting. The Company recognizes as income distributions from net accumulated earnings of the investee since the date of acquisition. The net accumulated earnings of an investee subsequent to the date of investment are recognized by the Company only to the extent distributed by the investee. Distributions received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. For the periods presented, there have been no events or changes in circumstances that may have a significant adverse effect on the fair value of the Company's cost-method investments.  Other assets include the Company’s investment in Albertsons Companies, Inc, an owner/operator of grocery stores.  The Company accounts for this investment under the cost method of accounting, as it does not have significant influence over this investment (See Footnote 8 of the Notes to the Consolidated Financial Statements).

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

Marketable Securities

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance. On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). In accordance with the adoption of ASU 2016-01, the Company recognizes changes in the fair value of equity investments with readily determinable fair values in net income. Previously, changes in fair value of the Company’s available-for-sale marketable securities were recognized in Accumulated other comprehensive loss (“AOCI”) on the Company’s Consolidated Balance Sheets. As of December 31, 2017, the Company had aggregate unrealized losses related to its available-for-sale marketable securities of $1.1 million, which were included in AOCI on the Company’s Consolidated Balance Sheets. In connection with the adoption of ASU 2016-01, the Company recorded a cumulative-effect adjustment of $1.1 million to its beginning retained earnings as of January 1, 2018, which is reflected in Cumulative distributions in excess of net income on the Company’s Consolidated Statements of Changes in Equity.

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

Deferred Leasing Costs

Costs incurred in obtaining tenant leases, included in deferred charges and prepaid expenses in the accompanying Consolidated Balance Sheets, are capitalized and amortized on a straight-line basis, over the terms of the related leases, as applicable. Such capitalized costs include salaries, lease incentives and related costs of personnel directly involved in successful leasing efforts. Deferred leasing costs are classified as operating activities on the Company’s Consolidated Statements of Cash Flows.

Effective January 1, 2019, in accordance with the adoption of ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), indirect internal leasing costs previously capitalized will be expensed. However, external leasing costs will continue to be capitalized. Previously, capitalized indirect internal leasing costs were recognized in Other assets, on the Company’s Consolidated Balance Sheets and upon adoption of ASU 2016-02 will be recognized in net income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Software Development Costs

Expenditures for major software purchases and software developed for internal use are capitalized and amortized on a straight-line basis generally over a three to five-year period. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of payroll costs that can be capitalized with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.  As of December 31, 2018 and 2017, the Company had unamortized software development costs of $4.3 million and $6.2 million, respectively, which is included in Other assets on the Company’s Consolidated Balance Sheets.  The Company expensed $5.3 million, $4.6 million and $8.0 million in amortization of software development costs during the years ended December 31, 2018, 2017 and 2016, respectively.

Deferred Financing Costs

Costs incurred in obtaining long-term financing, included in Notes payable, net and Mortgages and construction loan payable, net in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt agreements, as applicable.

Revenue, Trade Accounts Receivable and Gain Recognition

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018, for which the Company did not identify any open contracts. The Company also utilized the practical expedient for which the Company was not required to restate revenue from contracts that began and were completed within the same annual reporting period. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition (Topic 605). The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of December 31, 2018, the Company had no outstanding contract assets or contract liabilities. The adoption of this standard did not result in any material changes to the Company’s revenue recognition as compared to the previous guidance.

The Company’s primary source of revenue is derived from property leases which fall under the scope of Leases (Topic 840). The revenues which will be impacted by the adoption of Topic 606 include fees for services performed at various unconsolidated joint ventures for which the Company is the manager. These fees primarily include property and asset management fees, leasing fees, development fees and property acquisition/disposition fees. Also affected by Topic 606 are gains on sales of properties, lease termination fees and tax increment financing (“TIF”) contracts. The Company elected to disaggregate its revenue streams into the following line items on the Company’s Consolidated Statements of Income: Revenues from rental properties, Reimbursement income, Other rental property income and Management and other fee income. The Company believes that these are the proper disaggregated categories as they are the best depiction of its revenue streams both qualitatively and quantitatively.

Revenues from rental properties

Revenues from rental properties are comprised of minimum base rent, percentage rent, lease termination fee income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments. Base rental revenues from rental properties are recognized on a straight-line basis over the terms of the related leases. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recognized once the required sales level is achieved.  Rental income may also include payments received in connection with lease termination agreements.  Lease termination fee income is recognized when the lessee provides consideration in order to terminate an existing lease agreement and has vacated the leased space. The performance obligation of the Company is the termination of the lease agreement which occurs upon consideration received and execution of the termination agreement. Upon acquisition of real estate operating properties, the Company estimates the fair value of identified intangible assets and liabilities (including above-market and below-market leases, where applicable). The capitalized above-market or below-market intangible asset or liability is amortized to rental income over the estimated remaining term of the respective leases, which includes the expected renewal option period for below-market leases.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Reimbursement income

Leases typically provide for reimbursement to the Company of common area maintenance costs (“CAM”), real estate taxes and other operating expenses.  Operating expense reimbursements are recognized as earned. The Company plans to elect the lessor practical expedient upon the effective date of ASU 2016-02.  Under this expedient the Company anticipates combining the lease components and non-lease components (CAM) and such will account for the for the combined components under ASU 2016-02. See New Accounting Pronouncements below for further details.

Other rental property income

Other rental property income totaled $20.9 million, $23.6 million and $20.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, which mainly consists of ancillary income and TIF income. Ancillary income is derived through various agreements relating to parking lots, clothing bins, temporary storage, vending machines, ATMs, trash bins and trash collections, seasonal leases, etc. The majority of the revenue derived from these sources are through lease agreements/arrangements and are recognized in accordance with the lease terms described in the lease. The Company has TIF agreements with certain municipalities and receives payments in accordance with the agreements. TIF reimbursement income is recognized on a cash-basis when received.

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

Trade Accounts Receivable

The Company makes estimates of the uncollectable trade accounts receivables related to base rents, straight-line rent, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net earnings are directly affected by management’s estimate of the collectability of trade accounts receivable.

Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of $10.3 million and $9.2 million of billed accounts receivable and $10.2 million and $7.9 million of straight-line rent receivable at December 31, 2018 and 2017, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

In accordance with its election to apply the modified retrospective approach for all contracts, the Company recorded a cumulative-effect adjustment of $8.1 million to its beginning retained earnings as of January 1, 2018, on the Company’s Consolidated Statements of Changes in Equity and an adjustment to Investments in and advances to real estate joint ventures on the Company’s Consolidated Balance Sheets. As of December 31, 2017, the Company had aggregate net deferred gains of $8.1 million relating to partial disposals of two operating real estate properties prior to the adoption of ASU 2017-05, of which $6.9 million was included in Investments in and advances to real estate joint ventures and $1.2 million was included in Other liabilities on the Company’s Consolidated Balance Sheets. The Company had deferred these gains in accordance with prior guidance due to its continuing involvement in the entities which acquired the operating real estate properties.

During the year ended December 31, 2018, the Company sold a portion of its investment in an operating property to its partner and amended the partnership agreement to provide for joint control of the entity. As a result of the amendment, the Company no longer consolidates the entity and recognized a gain on change in control of $6.8 million, in accordance with the adoption of ASU 2017-05 (See Footnote 5 to the Notes to the Company’s Consolidated Financial Statements for additional disclosure regarding disposals), which is included in Gain on sale of operating properties/change in control of interests on the Company’s Consolidated Statements of Income.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations, where it has been determined that the local currency is the functional currency, are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in AOCI, as a separate component of the Company’s stockholders’ equity. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. The effect of the transaction’s gain or loss is included in the caption Other (expense)/income, net in the Consolidated Statements of Income. The Company is required to release cumulative translation adjustment (“CTA”) balances into earnings when the Company has substantially liquidated its investment in a foreign entity. As of December 31, 2018, the Company had substantially liquidated its investments in Mexico and exited South America and Canada.

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

Noncontrolling interests also include amounts related to partnership units issued by consolidated subsidiaries of the Company in connection with certain property acquisitions. These units have a stated redemption value or a defined redemption amount based upon the trading price of the Company’s common stock and provides the unit holders various rates of return during the holding period. The unit holders generally have the right to redeem their units for cash at any time after one year from issuance. For convertible units, the Company typically has the option to settle redemption amounts in cash or common stock.

The Company evaluates the terms of the partnership units issued in accordance with the FASB’s Distinguishing Liabilities from Equity guidance. Convertible units for which the Company has the option to settle redemption amounts in cash or common stock are included in the caption Noncontrolling interests within the equity section on the Company’s Consolidated Balance Sheets. Units which embody a conditional obligation requiring the Company to redeem the units for cash after a specified or determinable date (or dates) or upon the occurrence of an event that is not solely within the control of the issuer are determined to be contingently redeemable under this guidance and are included as Redeemable noncontrolling interest and classified within the mezzanine section between Total liabilities and Stockholders’ equity on the Company’s Consolidated Balance Sheets.

Contingently redeemable noncontrolling interests are recorded at fair value upon issuance. Any change in the fair value or redemption value of these noncontrolling interests is subsequently recognized through Paid-in capital on the Company’s Consolidated Balance Sheets and is included in the Company’s computation of earnings per share (See Footnote 23 of the Notes to the Consolidated Financial Statements).

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

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share-based payments to employees, be recognized in the Statements of Income over the service period based on their fair values. Fair value is determined, depending on the type of award, using either the Black-Scholes option pricing formula or the Monte Carlo method, both of which are intended to estimate the fair value of the awards at the grant date (see Footnote 20 of the Notes to Consolidated Financial Statements for additional disclosure on the assumptions and methodology).

New Accounting Pronouncements

The following table represents ASUs to the FASB’s ASC that, as of the year ended December 31, 2018, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

ASU	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2018-17, Consolidation (Topic 810) – Targeted Improvements to Related Party Guidance for Variable Interest Entities

The amendment to Topic 810 clarifies the following areas:

(i)   Applying the variable interest entity (VIE) guidance to private companies under common control, and

(ii)  Considering indirect interests held through related parties under common control, and for determining whether fees paid to decision makers and service providers are variable interests.

This update improves the accounting for those areas, thereby improving general purpose financial reporting. Retrospective adoption is required.

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
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

The amendment modifies the disclosure requirements for fair value measurements in Topic 820, based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits.

		January 1, 2020; Early adoption permitted	The adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses

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

In November 2018, the FASB issued ASU 2018-19, which includes amendments to clarify receivables arising from operating leases are within the scope of the new leases standard (Topic 842) discussed below and align the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements. Early adoption is permitted as of the original effective date.

January 1, 2020; Early adoption permitted	The Company is still assessing the impact on its financial position and/or results of operations.

ASU 2016-02, Leases (Topic 842)

ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for

Transition to Topic 842

ASU 2018-10, Codification Improvements to Topic 842, Leases

ASU 2018-11, Leases (Topic 842): Targeted Improvements

ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors

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

In July 2018, the FASB issued ASU 2018-10, which includes amendments to clarify certain aspects of the new lease standard. These amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments.

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

In December 2018, the FASB issued ASU 2018-20, which includes narrow-scope improvements for lessors. The FASB amended the new leases standard to allow lessors to make an accounting policy election not to evaluate whether sales taxes and similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. The amendments also require a lessor to exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf from variable payments and include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. In addition, the amendments clarify that when lessors allocate variable payments to lease and non-lease components they are required to follow the recognition guidance in the new lease standard for the lease component and other applicable guidance, such as the new revenue standard, for the non-lease component.

January 1, 2019; Early adoption permitted

The Company plans to adopt this standard using the modified retrospective approach, which requires a cumulative-effect adjustment, if any, as of the date of adoption.

The Company has identified certain leases and accounting policies which it believes the adoption will impact, including its ground leases, administrative office leases, internal leasing costs and non-lease components.

For leases where the Company is a lessee, primarily its ground leases and administrative office leases, the Company will be required to record a right-of-use asset and a lease liability on its Consolidated Balance Sheets upon adoption. While the Company is continuing to assess the potential impact of this standard, it expects to recognize total right-of-use assets and total lease liabilities ranging from $80.0 million to $110.0 million upon adoption of this standard.

In addition, direct internal leasing costs will continue to be capitalized, however, indirect internal leasing costs previously capitalized will be expensed.  The Company expects to incur an expense relating to indirect internal leasing costs ranging from $11.0 million to $14.0 million during 2019.

For leases where the Company is a lessor, within the terms of certain of its leases, the Company is entitled to receive reimbursement amounts from tenants for operating expenses such as real estate taxes, insurance and other CAM. The Company plans to elect the lessor practical expedient to combine the lease and non-lease components. The Company expects that the lease components are the predominant component in the majority of its leasing arrangements and will account for the combined component as an operating lease under Topic 842.

The Company will also elect to exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf from variable payments and include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense.

The Company currently does not believe the adoption will significantly affect the timing of the recognition of its combined lease and non-lease components.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following ASUs to the FASB’s ASC have been adopted by the Company during the year ended December 31, 2018:

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

(i)Requires equity investments (excluding those investments accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values to be measured at fair value with the changes in fair value recognized in net income; however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

(ii)  Simplifies the impairment assessment of those equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment

(iii) Eliminates the disclosure of the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost and changes the fair value calculation for those investments

(iv) Changes the disclosure in other comprehensive income for financial liabilities that are measured at fair value in accordance with the fair value options for financial instruments, and

(v)  Clarifies that a deferred asset related to available-for-sale securities should be included in an entity's evaluation for a valuation allowance.

The amendments clarify certain aspects of the guidance issued in ASU 2016-01, discussed below, primarily impacting the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.

January 1, 2018

Effective as of date of adoption, changes in fair value of the Company’s available-for-sale marketable securities are recognized in Other income, net on the Company’s Consolidated Statements of Income. See above and Footnote 11 in the Notes to the Consolidated Financial Statements for impact from the adoption of this ASU.

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

January 1, 2018

The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard. Common area maintenance (“CAM”) reimbursement revenue, a non-lease component, falls within the scope of Topic 606.  Under the practical expedient mentioned above in Topic 842, the Company will be permitted to combine its non-lease and associated lease components. If the non-lease components are the predominant component, the Company will account for the combined component in accordance with the revenue standard (Topic 606).

The revenues which are within the scope of this standard include other ancillary income earned through the Company’s operating properties as well as fees for services performed at various unconsolidated joint ventures which the Company manages. These fees primarily include property and asset management fees, leasing fees, development fees and property acquisition/disposition fees. The timing of recognition and amount of these revenues are consistent with the previous recognition and measurement.  See above for impact from the adoption of this ASU.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

This amendment requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. The amendment should be applied using a retrospective transition method to each period presented.

		January 1, 2018	There was no impact to the Company’s statement of cash flows.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.	Real Estate:

The Company’s components of Real estate, net consist of the following (in thousands):

	December 31,
	2018	2017
Land:
Developed land	$2,783,959	$2,971,020
Undeveloped land	38,732	48,264
Total land	2,822,691	3,019,284
Buildings and improvements:
Buildings	5,697,269	6,047,413
Building improvements	1,696,440	1,653,581
Tenant improvements	730,623	753,501
Fixtures and leasehold improvements	42,635	45,795
Above-market leases	133,913	153,484
In-place leases and tenant relationships	512,235	577,870
Total buildings and improvements	8,813,115	9,231,644
Real estate	11,635,806	12,250,928
Accumulated depreciation and amortization (1)	(2,385,287)	(2,433,053)
Total real estate, net	$9,250,519	$9,817,875

(1)	At December 31, 2018 and 2017, the Company had accumulated amortization relating to in-place leases, tenant relationships and above-market leases aggregating $466,576 and $459,211, respectively.

In addition, at December 31, 2018 and 2017, the Company had intangible liabilities relating to below-market leases from property acquisitions of $288.4 million and $329.3 million, respectively, net of accumulated amortization of $196.4 million and $184.5 million, respectively. These amounts are included in the caption Other liabilities on the Company’s Consolidated Balance Sheets.

The Company’s amortization associated with above-market and below-market leases for the years ended December 31, 2018, 2017 and 2016 resulted in net increases to revenue of $14.9 million, $15.5 million and $21.4 million, respectively. The Company’s amortization expense associated with in-place leases and tenant relationships, which is included in depreciation and amortization, for the years ended December 31, 2018, 2017 and 2016 was $47.4 million, $62.7 million and $66.6 million, respectively.

The estimated net amortization income/(expense) associated with the Company’s above-market and below-market leases, tenant relationships and in-place leases for the next five years are as follows (in millions):

	2019	2020	2021	2022	2023
Above-market and below-market leases amortization, net	$13.4	$13.5	$13.8	$12.8	$12.5
In-place leases and tenant relationships amortization	$(32.4)	$(24.7)	$(19.1)	$(14.6)	$(10.9)

3.	Property Acquisitions, Developments and Other Investments:

Acquisition/Consolidation of Operating Properties

During the year ended December 31, 2018, the Company acquired two land parcels adjacent to existing shopping centers located in Ardmore, PA and Elmont, NY, in separate transactions, for an aggregate purchase price of $5.4 million.

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

*** Gross leasable area ("GLA")

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(1)

The Company acquired from its partners, their ownership interest in properties that were held in joint ventures in which the Company had noncontrolling interests. The Company has a controlling interest in these properties and has deemed these entities to be VIEs for which the Company is the primary beneficiary and consolidates these assets.

(2)

Effective April 1, 2017, the Company and its partner amended its joint venture agreement relating to the Company’s investment in this property. As a result of this amendment, the Company controls the entity and consolidates the property. This entity is deemed to be a VIE for which the Company is the primary beneficiary.

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

Property Name	Previous Ownership Interest	Gain on change in control of joint venture interests
Plantation Commons	76.25%	$9,793
Gordon Plaza	40.62%	395
The District at Tustin Legacy	(a)	60,972
		$71,160

(a)	The Company’s share of this investment is subject to change and is based upon a cash flow waterfall provision within the partnership agreement (54.27% as of date of consolidation).

Included in the Company’s Consolidated Statements of Income are $0 million, $31.0 million and $23.8 million in total revenues from the date of acquisition through December 31, 2018, 2017 and 2016, respectively, for operating properties acquired during each of the respective years.

Purchase Price Allocations

The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions. There were no operating property acquisitions during the year ended December 31, 2018. The purchase price allocations for properties acquired/consolidated during the year ended December 31, 2017, are as follows (in thousands):

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

Hurricane Impact

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company expects to collect property insurance proceeds (net of deductible) equal to the replacement cost of its damaged property, currently estimated to be approximately $30.3 million. As of December 31, 2018, the Company has collected property insurance proceeds totaling $20.2 million to date, which exceeds the $16.0 million previously written off due to property damage by $4.2 million. As a result, the Company recognized this excess as income included in Other income, net on the Company’s Consolidated Statements of Income for the year ended December 31, 2018.

The Company’s business interruption insurance covers lost revenues as a result of the hurricane for a period of up to one year. After the expiration of one year following the loss, the policy has 365 days of an extended period of indemnity which provides business interruption coverage in the event the properties have not fully recovered from the storm. During 2018 and 2017, the Company collected business interruption claims totaling $2.8 million and $1.6 million, respectively, from its insurance provider. Although the Company has primarily recovered its business interruption insurance claims, it will continue to assess and process any future business interruption claims for the extended period of indemnity and will submit insurance claims for its losses, if any, under its business interruption insurance policy.

4.	Real Estate Under Development:

The Company is engaged in various real estate development projects for long-term investment. As of December 31, 2018, the Company had two active real estate development projects and one additional project held for future development. The costs incurred to date for these projects are as follows (in thousands):

		December 31,
Property Name	Location	2018	2017
Dania Pointe (1)	Dania Beach, FL	$152,111	$152,841
Mill Station	Owings Mills, MD	55,771	34,347
Promenade at Christiana (2)	New Castle, DE	33,502	32,875
Grand Parkway Marketplace (3)	Spring, TX	-	43,403
Lincoln Square (4)	Philadelphia, PA	-	90,479
Avenues Walk (5)	Jacksonville, FL	-	48,573
Total*		$241,384	$402,518

* Includes capitalized costs of interest, real estate taxes, insurance, legal costs and payroll of $24.9 million and $27.7 million, as of December 31, 2018 and 2017, respectively.

(1)

During 2018, the Company acquired a parcel adjacent to this development project for a purchase price of $4.6 million. Effective December 31, 2018, the first phase of this development project, aggregating $129.7 million (including capitalized costs of $8.9 million), were placed in service and reclassified into Land and Building and improvements on the Company’s Consolidated Balance Sheets. The remaining portion of the project consists of a mixed-use development project.

(2)	Project to be developed in the future.
(3)

During 2017, the Company sold a land parcel at this development project for a sales price of $2.9 million. In addition, effective September 30, 2018, this development project, aggregating $47.4 million (including capitalized costs of $5.2 million), was placed in service and reclassified into Land and Building and improvements on the Company’s Consolidated Balance Sheets.

(4)

During 2017, KIM Lincoln, LLC (“KIM Lincoln”), a wholly owned subsidiary of the Company, and Lincoln Square Property, LP (“Lincoln Member”) entered into a joint venture agreement wherein KIM Lincoln has a 90% controlling interest and Lincoln Member has a 10% noncontrolling interest (see Footnote 14). The joint venture acquired land parcels in Philadelphia, PA to be held for development for a gross purchase price of $10.0 million. Based upon the Company’s intent to develop the property, the Company allocated the gross purchase price to Real estate under development on the Company’s Consolidated Balance Sheets. This joint venture is accounted for as a consolidated VIE (see Footnote 9). Effective December 31, 2018, this development project, aggregating $161.5 million (including capitalized costs of $7.1 million), was placed in service and reclassified into Land and Building and improvements on the Company’s Consolidated Balance Sheets.

(5)

During 2018, the Company reclassified this project to Land on the Company’s Consolidated Balance Sheets, as it is no longer anticipated to be developed and will be marketed for sale as is. The as is value, estimated fair value, was below the carrying value and as such, the Company recorded an impairment charge of $37.8 million during the year ended December 31, 2018 (see Footnote 6).

During 2018 and 2017, the Company capitalized (i) interest of $13.9 million and $11.0 million, respectively, (ii) real estate taxes, insurance and legal costs of $2.6 million and $5.7 million, respectively, and (iii) payroll of $1.9 million and $3.3 million, respectively, in connection with these real estate development projects.

5.	Dispositions of Real Estate and Assets Held-for-Sale:

Operating Real Estate

The table below summarizes the Company’s disposition activity relating to operating properties and parcels, in separate transactions (dollars in millions):

	Year Ended December 31,
	2018	2017	2016
Aggregate sales price/gross fair value	$1,164.3	$352.2	$378.7
Gain on sale of operating properties/change in control of interests	$229.8	$93.5	$92.8
Impairment charges	$19.7	$17.1	$37.2
Number of operating properties sold/deconsolidated	54	25	30
Number of out-parcels sold	7	9	2

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Included in the table above, during the year ended December 31, 2018, the Company sold a portion of its investment in an operating property to its partner based on a gross fair value of $320.0 million, including $206.0 million of non-recourse mortgage debt, and amended the partnership agreement to provide for joint control of the entity. As a result of the amendment, the Company no longer consolidates the entity and as such, reduced noncontrolling interests by $43.8 million and recognized a gain on change in control of $6.8 million, in accordance with the adoption of ASU 2017-05 effective as of January 1, 2018 (see Footnote 1 of the Notes to Consolidated Financial Statements). The Company has an investment in this unconsolidated property ($62.4 million as of the date of deconsolidation), included in Investments in and advances to real estate joint ventures on the Company’s Consolidated Balance Sheets. The Company’s share of this investment is subject to change and is based upon a cash flow waterfall provision within the partnership agreement (54.8% as of the date of deconsolidation).

Land Sales

During 2018 and 2016, the Company sold 10 and six land parcels, respectively, for an aggregate sales price of $9.7 million and $3.9 million, respectively. These transactions resulted in an aggregate gain of $6.3 million and $1.9 million, before income tax expense and noncontrolling interest for the years ended December 31, 2018 and 2016, respectively. The gains from these transactions are recorded as other income, which is included in Other income, net on the Company’s Consolidated Statements of Income.

Held-for-Sale

At December 31, 2018, the Company had two consolidated properties classified as held-for-sale at an aggregate carrying amount of $17.2 million, net of accumulated depreciation of $5.5 million, which are included in Other assets on the Company’s Consolidated Balance Sheets. The Company’s determination of the fair value of the properties was based upon executed contracts of sale with third parties, which are in excess of the carrying values of the properties.

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

Management assesses on a continuous basis whether there are any indicators, including property operating performance, changes in anticipated holding period, general market conditions and delays of development, that the value of the Company’s assets (including any related amortizable intangible assets or liabilities) may be impaired. To the extent impairment has occurred, the carrying value of the asset would be adjusted to an amount to reflect the estimated fair value of the asset.

The Company has an active capital recycling program which provides for the disposition of certain properties, typically of lesser quality assets in less desirable locations. The Company has adjusted the anticipated hold period for these properties and as a result the Company recognized impairment charges on certain operating properties (see Footnote 15 of the Notes to Consolidated Financial Statements for fair value disclosure).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions and/or the property hold period resulted in the Company recognizing impairment charges for the years ended December 31, 2018, 2017 and 2016 as follows (in millions):

	2018	2017	2016
Properties marketed for sale (1) (2)	$59.5	$34.0	$28.6
Properties disposed	19.7	17.1	37.2
Properties held and used (3)	-	16.2	27.5
Total gross property impairment charges* (4)	79.2	67.3	93.3
Noncontrolling interests	-	-	(0.4)
Benefit for income taxes	-	-	(21.1)
Total net impairment charges	$79.2	$67.3	$71.8

* See Footnote 15 of the Notes to Consolidated Financial Statements for additional disclosure on fair value.

(1)

These impairment charges relate to adjustments to property carrying values for properties which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold periods for such properties.

(2)

During December 2018, the Company recognized an impairment charge of $41.0 million related to a development project located in Jacksonville, FL, for which the Company no longer intends to develop. The Company’s intent is to now market the property as is for sale during 2019. The Company’s decision to discontinue this development project was primarily based upon the expectation of increases in estimated costs to complete the project and unfavorable market conditions which would have a negative impact on the Company’s return on its investment. In addition, the Company believes its capital allocation to other projects within its portfolio, which are located within major metro markets, offer a better opportunity for growth and would provide greater value to the Company.

(3)	During 2017, the Company recognized an impairment charge of $16.2 million related to a property for which the Company had re-evaluated its long-term plan for the property due to unfavorable local market conditions.
(4)

During 2016, the Company recognized aggregate impairment charges of $93.3 million, before an income tax benefit of $21.1 million and noncontrolling interests of $0.4 million, primarily related to sale of certain operating properties and certain properties maintained in the Company’s TRS for which the hold period was re-evaluated in connection with the Merger (see Footnote 21 of the Notes to Consolidated Financial Statements for additional disclosure) and adjustments to property carrying values in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions and the anticipated hold period for such properties.

In addition to the impairment charges above, the Company recognized pretax impairment charges during 2018, 2017 and 2016 of $6.9 million, $4.8 million, and $15.0 million, respectively, relating to certain properties held by various unconsolidated joint ventures in which the Company holds noncontrolling interests. These impairment charges are included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income (see Footnote 7 of the Notes to Consolidated Financial Statements).

The Company will continue to assess the value of its assets on an on-going basis. Based on these assessments, the Company may determine that one or more of its assets may be impaired and would therefore write-down its carrying basis accordingly.

7.	Investment in and Advances to Real Estate Joint Ventures:

The Company and its subsidiaries have investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at December 31, 2018 and 2017 (in millions, except number of properties):

		The Company's Investment
	Ownership	As of December 31,
Joint Venture	Interest	2018	2017
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2) (3)	15.0%	$175.2	$179.5
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	167.2	154.1
Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	135.0	105.0
Other Joint Venture Programs (3) (4)	Various	93.5	45.3
Total*		$570.9	$483.9

* Representing 109 property interests and 23.2 million square feet of GLA, as of December 31, 2018, and 118 property interests and 23.5 million square feet of GLA, as of December 31, 2017.

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

(3)

As of December 31, 2017, the Company had aggregate net deferred gains of $6.9 million relating to the disposal of operating properties prior to the adoption of ASU 2017-05. These deferred gains were included in the Company’s investment above, of which $5.1 million related to KimPru II and $1.8 million related to Other Joint Venture Programs. Upon adoption, the Company recorded a cumulative-effect adjustment of $6.9 million to its beginning retained earnings as of January 1, 2018 on the Company’s Consolidated Statements of Changes in Equity. See Footnote 1 to the Notes to the Company’s Consolidated Financial Statements for further detail and discussion.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(4)

During March 2018, the Company sold a portion of its investment in an operating property to its partner and amended the partnership agreement to provide for joint control of the entity. As a result of the amendment, the Company no longer consolidates the entity. As of the date of deconsolidation, the Company had an investment in this unconsolidated property of $62.4 million. See Footnote 5 to the Notes to the Company’s Consolidated Financial Statements for further detail and discussion.

The table below presents the Company’s share of net income for these investments which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2018	2017	2016
KimPru and KimPru II	$15.2	$13.0	$16.4
KIR	38.7	36.7	44.0
CPP	5.1	7.2	7.7
Other Joint Venture Programs (1) (2) (3) (4)	12.6	3.9	150.6
Total	$71.6	$60.8	$218.7

(1)

During the year ended December 31, 2018, a joint venture investment distributed cash proceeds resulting from the refinancing of an existing loan of which the Company’s share was $3.6 million. This distribution was in excess of the Company’s carrying basis in this joint venture investment and to that extent was recognized as income.

(2)	During the year ended December 31, 2018, a joint venture recognized an impairment charge related to the pending foreclosure of a property, of which the Company’s share was $5.2 million.
(3)

During the year ended December 31, 2017, the Company recognized a cumulative foreign currency translation loss of $4.8 million due to the substantial liquidation of the Company’s investments in Canada during 2017.

(4)	During the year ended December 31, 2017, a joint venture recognized an impairment charge related to the pending sale of a property, of which the Company’s share was $3.4 million.

During 2018, certain of the Company’s real estate joint ventures disposed of 11 operating properties, in separate transactions, for an aggregate sales price of $213.5 million. These transactions resulted in an aggregate net gain to the Company of $18.5 million, for the year ended December 31, 2018.

During 2017, certain of the Company’s real estate joint ventures disposed of or transferred interest to joint venture partners in 13 operating properties and a portion of one property, in separate transactions, for an aggregate sales price of $180.8 million. These transactions resulted in an aggregate net gain to the Company of $7.5 million, for the year ended December 31, 2017. In addition, during 2017, the Company acquired a controlling interest in three operating properties from certain joint ventures, in separate transactions, with an aggregate gross fair value of $320.1 million. See Footnote 3 of the Notes to Consolidated Financial Statements for the operating properties acquired by the Company.

During 2016, certain of the Company’s real estate joint ventures disposed of or transferred interest to joint venture partners in 45 operating properties and one land parcel, in separate transactions, for an aggregate sales price of $1.1 billion. These transactions resulted in an aggregate net gain to the Company of $151.2 million, before income taxes, for the year ended December 31, 2016. In addition, during 2016, the Company acquired a controlling interest in nine operating properties and one development project from certain joint ventures, in separate transactions, with an aggregate gross fair value of $590.1 million.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2018 and 2017 (dollars in millions):

	December 31, 2018			December 31, 2017
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$572.6	4.29%	49.0	$625.7	3.59%	59.8
KIR	651.4	4.43%	40.4	702.0	4.60%	47.5
CPP	84.4	3.85%	54.0	84.9	2.91%	4.0
Other Joint Venture Programs	474.2	4.26%	78.6	287.6	4.41%	27.2
Total	$1,782.6			$1,700.2

* Average remaining term includes extensions

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Summarized financial information for the Company’s investment in and advances to real estate joint ventures is as follows (in millions):

	December 31,
	2018	2017
Assets:
Real estate, net	$3,574.1	$3,402.1
Other assets	227.0	208.9
	$3,801.1	$3,611.0
Liabilities and Partners’/Members’ Capital:
Notes payable, net	$272.7	$233.1
Mortgages payable, net	1,509.9	1,467.1
Other liabilities	62.4	52.5
Noncontrolling interests	16.8	15.5
Partners’/Members’ capital	1,939.3	1,842.8
	$3,801.1	$3,611.0

	Year Ended December 31,
	2018	2017	2016
Revenues	$506.3	$516.0	$597.5
Operating expenses	(146.1)	(150.7)	(178.1)
Impairment charges	(20.7)	(12.9)	(38.6)
Depreciation and amortization	(122.5)	(116.1)	(138.1)
Gain on sale of operating properties	60.3	26.0	296.2
Interest expense	(80.1)	(81.9)	(117.3)
Other (expense)/income, net	(4.4)	(3.0)	20.1
Net income	$192.8	$177.4	$441.7

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling $2.5 million and $2.1 million at December 31, 2018 and 2017, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. Generally, such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE. As of December 31, 2018 and 2017, the Company’s carrying value in these investments was $570.9 million and $483.9 million, respectively.

8.	Other Real Estate Investments and Other Assets:

Preferred Equity Capital –

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of December 31, 2018, the Company’s net investment under the Preferred Equity program was $176.3 million relating to 285 properties, including 273 net leased properties which are accounted for as direct financing leases. For the year ended December 31, 2018, the Company earned $28.8 million from its preferred equity investments, including $10.6 million in profit participation earned from six capital transactions. As of December 31, 2017, the Company’s net investment under the Preferred Equity program was $201.9 million relating to 357 properties, including 344 net leased properties which are accounted for as direct financing leases. For the year ended December 31, 2017, the Company earned $32.2 million from its preferred equity investments, including $14.8 million of cumulative foreign currency translation gain recognized as a result of the substantial liquidation of the Company’s investments in Canada during 2017.

As of December 31, 2018, these preferred equity investment properties had non-recourse mortgage loans aggregating $298.9 million (excluding fair market value of debt adjustments aggregating $15.1 million). These loans have scheduled maturities ranging from six months to six years and bear interest at rates ranging from 4.19% to 10.47%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2018	2017
Assets:
Real estate, net	$110.4	$142.3
Other assets	578.8	581.2
	$689.2	$723.5
Liabilities and Partners’/Members’ Capital:
Mortgages payable, net	$314.0	$381.9
Other liabilities	3.0	6.0
Partners’/Members’ capital	372.2	335.6
	$689.2	$723.5

	Year Ended December 31,
	2018	2017	2016
Revenues	$77.0	$75.4	$102.6
Operating expenses	(15.5)	(14.7)	(27.4)
Depreciation and amortization	(4.3)	(4.6)	(6.7)
Gain on sale of operating properties	1.9	4.3	5.3
Interest expense	(16.9)	(20.4)	(26.7)
Other expense, net	(8.2)	(5.9)	(11.5)
Net income	$34.0	$34.1	$35.6

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

During December 2017, Albertsons, NAI and Safeway were merged into a single corporate entity Albertsons Companies, Inc. (“ACI”). In addition, the Company liquidated the ABS Venture, its consolidated partnership with Colony NorthStar and its other noncontrolling member, which held investments in Albertsons, NAI and Safeway. As a result of these transactions, the Company owns 9.74% of the common stock of ACI through two newly formed wholly-owned partnerships and accounts for this investment on the cost method. The liquidation of the ABS Venture resulted in the elimination of the previous noncontrolling member’s, including Colony NorthStar’s noncontrolling interest of $64.9 million, and a corresponding reduction in other assets to reflect the Company’s net investment in ACI of $140.2 million. The Company’s net investment in ACI is included in Other assets on the Company’s Consolidated Balance Sheets. The previous two noncontrolling members own their respective interests in ACI directly and are no longer in a joint venture partnership with the Company.  As of December 31, 2018, there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of this cost method investment.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

9.	Variable Interest Entities (“VIE”):

Included within the Company’s operating properties at December 31, 2018 and 2017, are 23 and 24 consolidated entities that are VIEs, respectively, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At December 31, 2018, total assets of these VIEs were $1.1 billion and total liabilities were $75.2 million. At December 31, 2017, total assets of these VIEs were $1.2 billion and total liabilities were $383.5 million.

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

Additionally, included within the Company’s real estate development projects at December 31, 2018 and 2017, are one and three consolidated entities that are VIEs, respectively, for which the Company is the primary beneficiary. These entities have been established to develop real estate properties to hold as long-term investments. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily because the equity investments at risk are not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At December 31, 2018, total assets of this real estate development VIE was $275.6 million and total liabilities were $68.0 million. At December 31, 2017, total assets of these real estate development VIEs were $307.9 million and total liabilities were $34.2 million.

Substantially all the projected remaining development costs to be funded for this real estate development project, aggregating $122.5 million, will be funded with capital contributions from the Company, when contractually obligated, and/or construction loan financing. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

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

	December 31, 2018	December 31, 2017

Number of unencumbered VIEs	20	22
Number of encumbered VIEs	4	5
Total number of consolidated VIEs	24	27

Restricted Assets:
Real estate, net	$229.2	$627.5
Cash and cash equivalents	4.4	9.8
Accounts and notes receivable, net	2.1	3.2
Other assets	3.3	4.5
Total Restricted Assets	$239.0	$645.0

VIE Liabilities:
Mortgages and construction loan payable, net	$83.8	$340.9
Other liabilities	59.4	76.8
Total VIE Liabilities	$143.2	$417.7

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

10.	Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2018, see Financial Statement Schedule IV included in this annual report on Form 10-K.

The following table reconciles mortgage loans and other financing receivables from January 1, 2016 to December 31, 2018 (in thousands):

	2018	2017	2016
Balance at January 1,	$21,838	$23,197	$23,824
Additions:
New mortgage loans	14,825	-	-
Foreign currency translation	116	385	397
Amortization of loan discounts	125	112	112
Deductions:
Loan repayments	(21,012)	-	-
Charge off/foreign currency translation	(155)	(449)	(213)
Collections of principal	(1,287)	(1,405)	(921)
Amortization of loan costs	(2)	(2)	(2)
Balance at December 31,	$14,448	$21,838	$23,197

The Company reviews payment status to identify performing versus non-performing loans. As of December 31, 2018, the Company had a total of 10 loans, all of which were identified as performing loans.

11.	Marketable Securities:

Effective January 1, 2018, in accordance with the adoption of ASU 2016-01, the Company recognizes changes in the fair value of equity investments with readily determinable fair values in net income. In addition, the Company recorded a cumulative-effect adjustment of $1.1 million to its beginning retained earnings as of January 1, 2018, which is reflected in Cumulative distributions in excess of net income on the Company’s Consolidated Statements of Changes in Equity, to reclassify unrealized losses previously reported in AOCI for available-for-sale marketable securities. Also, during the year ended December 31, 2018, the Company recognized a net loss on changes in fair value of its available-for-sale marketable securities of $3.5 million in Other income, net on the Company’s Consolidated Statements of Income.

The following is a summary of amounts recorded on the Consolidated Financial Statements for marketable securities at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Available-for-sale:
Equity securities	$9,045	$11,936
Held-to-maturity:
Debt securities	1,257	1,329
Total marketable securities	$10,302	$13,265

During 2017, the Company acquired available-for-sale marketable equity securities for an aggregate purchase price of $9.8 million.

As of December 31, 2018, the contractual maturities of debt securities classified as held-to-maturity are within the next five years. Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

12.	Notes Payable:

As of December 31, 2018 and 2017 the Company’s Notes payable, net consisted of the following (dollars in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,						Maturity Date at
	2018	2017	2018			2017			December 31, 2018
Senior unsecured notes	$4,334.9	$4,650.0	2.70%	-	4.45%	2.70%	-	6.88%	May-2021– Sep-2047
Credit facility	100.0	8.0	(a)			(a)			Mar-2021
Deferred financing costs, net	(53.4)	(61.9)	n/a			n/a			n/a
	$4,381.5	$4,596.1	3.48%*			3.70%*

* Weighted-average interest rate

(a)	Accrues interest at a rate of LIBOR plus 0.875% (3.31% and 2.28% at December 31, 2018 and 2017, respectively).

During the year ended December 31, 2017, the Company issued the following senior unsecured notes (dollars in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Aug-17	Feb-25	$500.0	3.30%
Aug-17	Sep-47	$350.0	4.45%
Mar-17	Apr-27	$400.0	3.80%

During the years ended December 31, 2018 and 2017, the Company repaid the following notes (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Senior unsecured notes (1)	Aug-18	$300.0	6.875%	Oct-19
Senior unsecured notes (2)	Jun-18 & Jul-18	$15.1	3.200%	May-21
Medium term notes ("MTN") (3)	Aug-17 & Nov-17	$300.0	4.300%	Feb-18
Unsecured term loan	Jan-17	$250.0	LIBOR + 0.95%	Jan-17

(1)	The Company recorded an early extinguishment of debt charge of $12.8 million resulting from the early repayment of these notes.
(2)	Represents partial repayments. As of December 31, 2018, these notes had an outstanding balance of $484.9 million.
(3)

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

The scheduled maturities of all notes payable excluding unamortized debt issuance costs of $53.4 million, as of December 31, 2018, were as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Principal payments	$-	$-	$584.9	$500.0	$350.0	$3,000.0	$4,434.9

The Company’s supplemental indentures governing its Senior Unsecured Notes contain covenants whereby the Company is subject to maintaining (a) certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, (b) certain debt service ratios and (c) certain asset to debt ratios. In addition, the Company is restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations. The Company was in compliance with all of the covenants as of December 31, 2018.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Credit Facility

The Company has a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (3.31% as of December 31, 2018), can be increased to $2.75 billion through an accordion feature. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. The Company was in compliance with all of the covenants as of December 31, 2018.   As of December 31, 2018, the Credit Facility had a balance of $100.0 million outstanding and $0.3 million appropriated for letters of credit.

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

13.	Mortgages and Construction Loan Payable:

Mortgages, collateralized by certain shopping center properties (see Financial Statement Schedule III included in this annual report on Form 10-K), are generally due in monthly installments of principal and/or interest.

In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one development property. This loan commitment is scheduled to mature in August 2020, with six additional six-month options to extend the maturity date to August 2023, bears interest at a rate of LIBOR plus 180 basis points (4.23% as of December 31, 2018), interest is paid monthly with a principal payment due at maturity. As of December 30, 2018, the construction loan had a balance of $51.0 million outstanding.

As of December 31, 2018 and 2017, the Company’s Mortgages and construction loan payable, net consisted of the following (in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,						Maturity Date at
	2018	2017	2018			2017			December 31, 2018
Mortgages payable	$430.8	$867.1	3.23%	-	9.75%	2.60%	-	9.75%	Jan-2020 – Aug-2031
Construction loan payable	51.0	-	4.23%			n/a			Aug-2020
Fair value debt adjustments, net	13.1	19.3	n/a			n/a			n/a
Deferred financing costs, net	(2.5)	(3.6)	n/a			n/a			n/a
	$492.4	$882.8	4.89%*			4.57%*

* Weighted-average interest rate

During 2018, the Company (i) deconsolidated $206.0 million of individual non-recourse mortgage debt relating to an operating property for which the Company no longer holds a controlling interest and (ii) repaid $205.6 million of maturing mortgage debt (including fair market value adjustments of $0.9 million) that encumbered six operating properties.

During 2018, the Company disposed of an encumbered property through foreclosure. The transaction resulted in a net decrease in mortgage debt of $12.4 million. In addition, the Company recognized a gain on forgiveness of debt of $4.3 million and relief of accrued interest of $3.4 million, both of which are included in Other income, net on the Company’s Consolidated Statements of Income.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The scheduled principal payments (excluding any extension options available to the Company) of all mortgages and construction loan payable, excluding unamortized fair value debt adjustments and unamortized debt issuance costs, as of December 31, 2018, were as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Principal payments	$12.7	$160.3	$144.9	$140.1	$15.5	$8.3	$481.8

14.	Noncontrolling Interests:

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a VIE in accordance with the provisions of the FASB’s Consolidation guidance.  The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Consolidated Statements of Income.  During the year ended December 31, 2018, there were various acquisitions and dispositions/liquidations of entities that had an impact on noncontrolling interest. See Footnotes 3, 4, and 8 of the Notes to Consolidated Financial Statements for additional information regarding specific transactions.

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Balance at January 1,	$16,143	$86,953
Issuance of redeemable partnership interests (1)	-	10,000
Income	373	1,297
Distributions	(355)	(2,538)
Redemption/conversion of redeemable units (2)	-	(79,569)
Adjustment to estimated redemption value (1)	7,521	-
Balance at December 31,	$23,682	$16,143

(1)

During 2017, KIM Lincoln, a wholly owned subsidiary of the Company, and Lincoln Member entered into a joint venture agreement wherein KIM Lincoln has a 90% controlling interest and Lincoln Member has a 10% noncontrolling interest (See Footnote 4 of the Notes to Consolidated Financial Statements). During the year ended December 31, 2018, the Company recorded an adjustment of $7.5 million to the estimated redemption fair market value of this noncontrolling interest in accordance with the provisions of the joint venture agreement and ASC 480 – Accounting for Redeemable Equity Instruments.  The Company revalues the fair market value of this noncontrolling interest on a recurring basis and determined that its valuation was classified within Level 3 of the fair value hierarchy.  The estimated fair market value of this noncontrolling interest was based upon a discounted cash flow model, for which a capitalization rate of 5.00% and discount rate of 6.00% were utilized in the model based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

(2)

During 2017, the Company redeemed the remaining 79,642,697 Preferred A Units for a total redemption price of $79.9 million, including an accrued preferred return of $0.4 million. These units, which had a par value of $1.00 and return per annum of 5.0%, were issued in connection with the Puerto Rico shopping center acquisitions discussed below.

The Company owns seven shopping center properties located throughout Puerto Rico. These properties were acquired partially through the issuance of $158.6 million of non-convertible units and $45.8 million of convertible units. Noncontrolling interests related to these acquisitions totaled $233.0 million of units, including premiums of $13.5 million and a fair market value adjustment of $15.1 million (collectively, the "Units"). Since the acquisition date the Company has redeemed a substantial portion of these units. As of December 31, 2018 and 2017, noncontrolling interests relating to the remaining units were $5.2 million. The Units related annual cash distribution rates and related conversion features consisted of the following as of December 31, 2018:

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company owns a shopping center located in Bay Shore, NY, which was acquired in 2006 with the issuance of 647,758 redeemable Class B Units at a par value of $37.24 per unit. The units accrue a return equal to the Company’s common stock dividend and are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock at a ratio of 1:1. These units are callable by the Company any time after April 3, 2026, and are included in Noncontrolling interests on the Company’s Consolidated Balance Sheets. During 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed and at the Company’s option settled in cash. In addition, during 2018 and 2017, 25,970 and 25,000 units, or $1.1 million and $0.9 million par value, respectively, of the Class B Units were redeemed and at the Company’s option settled in cash. As of December 31, 2018 and 2017, noncontrolling interest relating to the remaining Class B Units was $24.3 million and $25.4 million, respectively.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,
	2018		2017
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes payable, net (1)	$4,381,456	$4,126,450	$4,596,140	$4,601,479
Mortgages and construction loan payable, net (2)	$492,416	$486,341	$882,787	$881,427

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its Credit Facility was classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2 as of December 31, 2018 and 2017, were $4.0 billion and $4.6 billion, respectively. The estimated fair value amounts classified as Level 3 as of December 31, 2018 and 2017, were $97.6 million and $1.9 million, respectively.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at December 31, 2018	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$9,045	$9,045	$	$-

	Balance at December 31, 2017	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$11,936	$11,936	$-	$-
Liabilities:
Interest rate swaps	$344	$-	$344	$-

Assets measured at fair value on a non-recurring basis at December 31, 2018 and 2017 are as follows (in thousands):

	Balance at December 31, 2018	Level 1	Level 2	Level 3

Real estate	$99,693	$-	$-	$99,693
Investments in real estate joint ventures (1)	$62,429	$-	$-	$62,429

	Balance at December 31, 2017	Level 1	Level 2	Level 3

Real estate	$108,313	$-	$-	$108,313

(1)	Fair value measurement as of date of deconsolidation. See Footnotes 5 and 7 to the Notes to the Consolidated Financial Statements.

During the year ended December 31, 2018, the Company recognized impairment charges related to adjustments to property carrying values of $79.2 million. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers, (ii) discounted cash flow models or (iii) third party appraisals. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers. For the discounted cash flow models and appraisals, the capitalization rates primarily range from 8.50% to 9.75% and discount rates primarily range from 9.25% to 11.25% which were utilized in the models based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

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

16.	Preferred Stock, Common Stock and Convertible Unit Transactions:

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share data and par values):

As of December 31, 2018
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class I	18,400	7,000	$175,000	6.000%	$1.50000	$1.00	3/20/2017
Class J	9,000	9,000	225,000	5.500%	$1.37500	$1.00	7/25/2017
Class K	8,050	7,000	175,000	5.625%	$1.40625	$1.00	12/7/2017
Class L	10,350	9,000	225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		42,580	$1,064,500

As of December 31, 2017
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class I	18,400	7,000	$175,000	6.000%	$1.50000	$1.00	3/20/2017
Class J	9,000	9,000	225,000	5.500%	$1.37500	$1.00	7/25/2017
Class K	8,050	7,000	175,000	5.625%	$1.40625	$1.00	12/7/2017
Class L	10,350	9,000	225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	9,200	230,000	5.250%	$1.31250	$1.00	12/20/2022
		41,200	$1,030,000

The following Preferred Stock classes were issued during the year ended December 31, 2017:

Class of Preferred Stock	Date Issued	Depositary Shares Issued	Fractional Interest per Share	Net Proceeds, Before Expenses (in millions)	Offering Price
Class L	8/16/2017	9,000,000	1/1000	$218.1	25.00
Class M (1)	12/20/2017	9,200,000	1/1000	$222.8	25.00

(1)

Additionally, during January 2018, the underwriting financial institutions for the Class M issuance elected to exercise the over-allotment option and as a result, the Company issued an additional 1,380,000 Class M Depositary Shares, each representing a one-thousandth fractional interest in a share of the Company's 5.250% Class M Cumulative Redeemable Preferred Stock, $1.00 par value per share. The Company received net proceeds before expenses of $33.4 million from this offering.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following Preferred Stock class was partially redeemed during the year ended December 31, 2017:

Class of Preferred Stock	Redemption Date	Depositary Shares Redeemed	Redemption Price	Redemption Amount (in millions)	Redemption Charges (in millions) (1)
Class I (2)	9/6/2017	9,000,000	$25.00	$225.0	$7.0

(1)

Redemption charges resulting from the difference between the redemption amount and the carrying amount of the respective preferred stock class on the Company’s Consolidated Balance Sheets are accounted for in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity. These charges were subtracted from net income attributable to the Company to arrive at net income available to the Company’s common shareholders and used in the calculation of earnings per share.

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

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the affairs of the Company, preferred stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $25,000 Class I Preferred Stock per share, $25,000 Class J Preferred Stock per share, $25,000 Class K Preferred Stock per share, $25,000 Class L Preferred Stock per share and $25,000 Class M Preferred Stock per share ($25.00 per each Class I, Class J, Class K, Class L and Class M Depositary Share), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other capital stock that ranks junior to the preferred stock as to liquidation rights.

Common Stock

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. During the year ended December 31, 2018, the Company repurchased 5,100,000 shares for an aggregate purchase price of $75.1 million (weighted average price of $14.72 per share). As of December 31, 2018, the Company had $224.9 million available under this share repurchase program.

During February 2015, the Company established an at the market continuous offering program (the “ATM program”), which was effective for a term of three years and expired in February 2018, pursuant to which the Company may have offered and sold shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may have been made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange (the “NYSE”) or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. During 2016, the Company issued 9,806,377 shares and received proceeds of $285.2 million, net of commissions and fees of $2.9 million. The Company did not offer for sale any shares of common stock under the ATM program during 2018 and 2017.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common stock relating to the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During 2018, 2017 and 2016, the Company repurchased 278,566 shares, 232,304 shares and 257,477 shares, respectively, relating to shares of common stock surrendered to the Company to satisfy statutory minimum tax withholding obligations relating to the vesting of restricted stock awards under the Company’s equity-based compensation plans.

Convertible Units

The Company has various types of convertible units that were issued in connection with the purchase of operating properties (see Footnote 14 of the Notes to Consolidated Financial Statements). The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2018, is $14.6 million. The Company has the option to settle such redemption in cash or shares of the Company’s common stock. If the Company exercised its right to settle in common stock, the unit holders would receive 0.9 million shares of common stock.

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Year Ended December 31,
	2018	2017	2016
Common Stock	$1.12000	$1.09000	$1.03500
Class I Depositary Shares	$1.50000	$1.50000	$1.50000
Class I Depositary Shares Redeemed	$-	$0.96250	$-
Class J Depositary Shares	$1.37500	$1.37500	$1.37500
Class K Depositary Shares	$1.40625	$1.40625	$1.40625
Class L Depositary Shares	$1.28125	$0.48047	$-
Class M Depositary Shares	$1.31250	$0.04010	$-

17.	Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Acquisition of real estate interests by assumption of mortgage debt	$-	$45,299	$33,174
Acquisition of real estate interests through proceeds held in escrow	$-	$162,396	$66,044
Proceeds deposited in escrow through sale of real estate interests	$41,949	$162,396	$66,044
Disposition of real estate interests through the issuance of mortgage receivable	$14,700	$-	$-
Disposition of real estate interests by foreclosure of debt	$7,444	$-	$22,080
Forgiveness of debt due to foreclosure	$12,415	$-	$26,000
Capital expenditures accrual	$60,611	$74,123	$38,044
Issuance of common stock	$-	$-	$85
Surrender of restricted common stock	$4,360	$5,699	$7,008
Declaration of dividends paid in succeeding period	$130,262	$128,892	$124,517
Change in noncontrolling interest due to liquidation of partnership	$-	$64,948	$-
Increase in redeemable noncontrolling interests’ carrying amount	$7,521	$-	$-
Deemed contribution from noncontrolling interest	$-	$10,000	$-
Consolidation of Joint Ventures:
Increase in real estate and other assets	$-	$325,981	$407,813
Increase in mortgages payable, other liabilities and noncontrolling interests	$-	$258,626	$268,194
Deconsolidation of Joint Ventures:
Decrease in real estate and other assets	$300,299	$-	$-
Increase in investments in and advances to real estate joint ventures	$62,429	$-	$-
Decrease in mortgages and construction loan payable, other liabilities and noncontrolling interests	$248,274	$-	$-

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

18.	Transactions with Related Parties:

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

Ripco

Ripco Real Estate Corp. (“Ripco”) business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohl’s and many others, providing real estate brokerage services and principal real estate investing. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Milton Cooper, Executive Chairman of the Board of Directors of the Company. During 2018, 2017 and 2016, the Company paid brokerage commissions of $0.2 million, $0.4 million and $0.2 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company.

ProHEALTH

ProHEALTH is a multi-specialty physician group practice offering one-stop health care. Dr. David Cooper, M.D. and Dr. Clifford Cooper, M.D. are minority owners of ProHEALTH and are sons of Milton Cooper, Executive Chairman of the Board of Directors of the Company.  David Cooper is the father of Ross Cooper, President and Chief Investment Officer of the Company.  ProHEALTH and/or its affiliates (“ProHEALTH”) have leasing arrangements with the Company whereby two consolidated property locations are currently under lease. Total contractual annual base rent received by the Company from these ProHEALTH leasing arrangements was $0.4 million for each of the years ended December 31, 2018, 2017 and 2016.

19.	Commitments and Contingencies:

Operations

The Company and its subsidiaries are primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2109. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels and percentage rents comprised 98% of total revenues from rental properties for each of the three years ended December 31, 2018, 2017 and 2016.

The minimum revenues from rental properties under the terms of all non-cancelable tenant leases for future years, assuming no new or renegotiated leases are executed for such premises, are as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter
Minimum revenues	$816.4	$769.1	$690.7	$594.6	$492.6	$2,540.2

Base rental revenues from rental properties are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis for the years ended December 31, 2018, 2017 and 2016 was $13.6 million, $15.7 million and $16.5 million, respectively.

Minimum contractual payments to be made by the Company under the terms of all non-cancelable operating ground and office leases for future years are as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter
Minimum contractual payments	$12.2	$9.9	$9.8	$9.2	$9.0	$115.7

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees for loans encumbering certain of the Company’s development and redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2018, these letters of credit aggregated $41.8 million.

Other

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2018, there were $20.6 million in performance and surety bonds outstanding.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company as of December 31, 2018.

20.	Incentive Plans:

The Company accounts for equity awards in accordance with FASB’s Compensation – Stock Compensation guidance which requires that all share-based payments to employees, including grants of employee stock options, restricted stock and performance shares, be recognized in the Statements of Income over the service period based on their fair values. Fair value is determined, depending on the type of award, using either the Monte Carlo method for performance shares or the Black-Scholes option pricing formula, both of which are intended to estimate the fair value of the awards at the grant date. Fair value of restricted shares is calculated based on the price on the date of grant.

The Company recognized expense associated with its equity awards of $18.2 million, $21.6 million and $19.1 million, for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018, the Company had $29.4 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 2.8 years. The Company had 8,926,449, 10,410,343 and 10,015,040 shares of the Company’s common stock available for issuance under the Plans at December 31, 2018, 2017 and 2016, respectively.

Stock Options

During 2018, 2017 and 2016, the Company did not grant any stock options. Information with respect to stock options outstanding under the Plan for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2016	9,012,441	$31.09	$27.4
Exercised	(1,167,819)	$18.03	$12.4
Forfeited	(1,830,893)	$39.69
Options outstanding, December 31, 2016	6,013,729	$32.09	$12.1
Exercised	(83,863)	$18.20	$3.4
Forfeited	(2,464,920)	$35.91
Options outstanding, December 31, 2017	3,464,946	$27.81	$-
Exercised	(42,259)	$14.00	$0.1
Forfeited	(1,781,321)	$36.53
Options outstanding, December 31, 2018	1,641,366	$18.78	$0.4
Options exercisable (fully vested) -
December 31, 2016	5,144,416	$32.56	$11.3
December 31, 2017	3,464,946	$27.81	$4.0
December 31, 2018	1,641,366	$18.78	$0.4

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The exercise price per share for options outstanding as of December 31, 2018 ranges from $11.54 to $24.12. The Company estimates forfeitures based on historical data. As of December 31, 2018, all of the Company’s outstanding options were vested. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2018 was 2.8 years. Cash received from options exercised under the Plan was $0.6 million, $1.5 million and $21.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Restricted Stock

Information with respect to restricted stock under the Plan for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Restricted stock outstanding as of January 1,	1,777,429	1,930,732	1,712,534
Granted (1)	1,100,590	646,142	756,530
Vested	(751,201)	(783,872)	(520,539)
Forfeited	(21,904)	(15,573)	(17,793)
Restricted stock outstanding as of December 31,	2,104,914	1,777,429	1,930,732

(1)	The weighted-average grant date fair value for restricted stock issued during the years ended December 31, 2018, 2017 and 2016 were $14.72, $25.04 and $26.15, respectively.

Restricted shares have the same voting rights as the Company’s common stock and are entitled to a cash dividend per share equal to the Company’s common dividend which is taxable as ordinary income to the holder. For the years ended December 31, 2018, 2017 and 2016, the dividends paid on unvested restricted shares were $2.8 million, $2.4 million, and $2.2 million, respectively.

Performance Shares

Information with respect to performance share awards under the Plan for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Performance share awards outstanding as of January 1,	235,950	197,249	202,754
Granted (1)	297,450	135,780	100,170
Vested (2)	(100,170)	(97,079)	(105,675)
Performance share awards outstanding as of December 31,	433,230	235,950	197,249

(1)	The weighted-average grant date fair value for performance shares issued during the years ended December 31, 2018, 2017 and 2016 were $15.40, $23.35 and $28.60, respectively.
(2)	For the years ended December 31, 2018, 2017 and 2016, the corresponding common stock equivalent of these vested awards were 0, 0 and 130,080, respectively.

The more significant assumptions underlying the determination of fair values for these performance awards granted during 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Stock price	$14.99	$24.91	$26.29
Dividend yield (1)	0%	0%	0%
Risk-free rate	2.39%	1.45%	0.87%
Volatility (2)	22.90%	18.93%	18.80%
Term of the award (years)	2.85	2.88	2.88

(1)	Total Shareholder Returns, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)	Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other

The Company maintains a 401(k)-retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation, is fully vested and funded as of December 31, 2018. The Company’s contributions to the plan were $2.2 million, $2.1 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company recognized severance costs associated with employee terminations during the years ended December 31, 2018, 2017 and 2016, of $3.8 million, $5.5 million and $1.7 million, respectively.

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

Reconciliation between GAAP Net Income and Federal Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
	(Estimated)	(Actual)	(Actual)
GAAP net income attributable to the Company	$497,795	$426,075	$378,850
GAAP net (income)/loss attributable to TRSs	(3,357)	(13,597)	12,708
GAAP net income from REIT operations (1)	494,438	412,478	391,558
Net book depreciation in excess of tax depreciation	61,363	122,043	65,194
Capitalized leasing/legal commissions	(15,268)	(7,102)	(11,984)
Deferred/prepaid/above-market and below-market rents, net	(23,437)	(29,364)	(34,097)
Fair market value debt amortization	(5,268)	(8,495)	(15,901)
Book/tax differences from executive compensation (2)	5,460	2,396	-
Book/tax differences from non-qualified stock options	(112)	(172)	(11,301)
Book/tax differences from investments in and advances to real estate joint ventures	7,921	(23,802)	(20,739)
Book/tax differences from sale of properties	(2,889)	(86,629)	(93,704)
Book adjustment to property carrying values and marketable equity securities	69,804	51,309	11,161
Taxable currency exchange gains/(losses), net	1,260	(780)	(8,962)
Tangible property regulation deduction	(49,209)	(52,809)	(28,954)
GAAP gain on change in control of joint venture interests	(6,800)	(71,160)	(57,385)
Valuation allowance against net deferred tax assets	-	-	51,939
Other book/tax differences, net	(10,351)	3,282	28
Adjusted REIT taxable income	$526,912	$311,195	$236,853

Certain amounts in the prior periods have been reclassified to conform to the current year presentation, in the table above.

(1)	All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to noncontrolling interests and TRSs.
(2)

In accordance with the Tax Cuts and Jobs Act, effective for tax years beginning on January 1, 2018, Section 162(m) of the Code placed a $1.0 million limit on the amount a company can deduct for executive compensation for their CEO, CFO and other three most highly paid executives.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Characterization of Distributions

The following characterizes distributions paid for tax purposes for the years ended December 31, 2018, 2017 and 2016, (amounts in thousands):

	2018		2017		2016
Preferred I Dividends
Ordinary income	$5,565	53%	$21,636	96%	$16,320	68%
Capital gain	4,935	47%	902	4%	7,680	32%
	$10,500	100%	$22,538	100%	$24,000	100%
Preferred J Dividends
Ordinary income	$6,559	53%	$11,880	96%	$8,415	68%
Capital gain	5,816	47%	495	4%	3,960	32%
	$12,375	100%	$12,375	100%	$12,375	100%
Preferred K Dividends
Ordinary income	$5,217	53%	$9,450	96%	$6,694	68%
Capital gain	4,627	47%	394	4%	3,150	32%
	$9,844	100%	$9,844	100%	$9,844	100%
Preferred L Dividends
Ordinary income	$6,111	53%	$1,814	96%	$-	-
Capital gain	5,420	47%	76	4%	-	-
	$11,531	100%	$1,890	100%	$-	-
Preferred M Dividends
Ordinary income	$6,031	53%	$-	-	$-	-
Capital gain	5,348	47%	-	-	-	-
	$11,379	100%	$-	-	$-	-
Common Dividends
Ordinary income	$235,642	50%	$260,573	57%	$263,892	62%
Capital gain	212,077	45%	9,143	2%	127,689	30%
Return of capital	23,564	5%	187,430	41%	34,050	8%
	$471,283	100%	$457,146	100%	$425,631	100%
Total dividends distributed for tax purposes	$526,912		$503,793		$471,850

For the years ended December 31, 2018, 2017 and 2016 cash dividends paid for tax purposes were equivalent to, or in excess of, the dividends paid deduction.

Taxable REIT Subsidiaries and Taxable Entities

The Company is subject to federal, state and local income taxes on income reported through its TRS activities, which include wholly-owned subsidiaries of the Company. The Company’s TRSs include Kimco Realty Services II, Inc. ("KRS"), FNC Realty Corporation, Kimco Insurance Company (collectively “KRS Consolidated”) and the consolidated entity, Blue Ridge Real Estate Company/Big Boulder Corporation.

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

The Company’s pre-tax book income/(loss) and (provision)/benefit for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2018, 2017 and 2016, are summarized as follows (in thousands):

	2018	2017	2016
Income/(loss) before income taxes – U.S.	$4,331	$1,487	$(23,810)
(Provision)/benefit for income taxes, net:
Federal:
Current	(1,221)	(704)	2,199
Deferred	(1,198)	(632)	(45,097)
Federal tax provision	(2,419)	(1,336)	(42,898)
State and local:
Current	(43)	(66)	1,057
Deferred	(414)	(190)	(8,812)
State tax provision	(457)	(256)	(7,755)
Total tax provision – U.S.	(2,876)	(1,592)	(50,653)
Net income/(loss) from U.S. TRSs	$1,455	$(105)	$(74,463)

Income/(loss) before taxes – Non-U.S.	$2,384	$(11,483)	$138,253
Benefit/(provision) for Non-U.S. income taxes:
Current (1)	$1,634	$2,425	$(24,393)
Deferred	(358)	47	(3,537)
Non-U.S. tax benefit/(provision)	$1,276	$2,472	$(27,930)

(1)	The year ended December 31, 2016 includes $24.9 million in expense related to the sale of interests in properties located in Canada.

Provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

	2018	2017	2016
Federal provision at statutory tax rate* (1)	$(2,490)	$(520)	$(47,155)
State and local provision, net of federal benefit (2)	(386)	(1,072)	(3,498)
Total tax provision – U.S.	$(2,876)	$(1,592)	$(50,653)

* Federal statutory tax rate of 21% for the year ended December 31, 2018 and federal statutory tax rate of 35% for the years ended December 31, 2017 and 2016.

(1)	The years ended December 31, 2018 and 2016, include charges of $1.6 million and $55.6 million, respectively, related to the recording of a deferred tax valuation allowance.
(2)	The years ended December 31, 2018 and 2016, include charges of $0.3 million and $7.9 million, respectively, related to the recording of a deferred tax valuation allowance.

Deferred Tax Assets, Liabilities and Valuation Allowances

The Company’s deferred tax assets and liabilities at December 31, 2018 and 2017, were as follows (in thousands):

	2018	2017
Deferred tax assets:
Tax/GAAP basis differences	$28,865	$35,839
Net operating losses (1)	20,947	22,137
Tax credit carryforwards (2)	6,064	6,064
Capital loss carryforwards	2,270	4,648
Related party deferred losses	619	619
Charitable contribution carryforwards	23	23
Valuation allowance	(45,413)	(54,155)
Total deferred tax assets	13,375	15,175
Deferred tax liabilities	(12,768)	(12,739)
Net deferred tax assets	$607	$2,436

(1)	Expiration dates ranging from 2021 to 2032.
(2)	Expiration dates ranging from 2027 to 2035 and includes alternative minimum tax credit carryovers of $3.5 million that do not expire.

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

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2018 and 2017. Operating losses and the valuation allowance are related primarily to the Company’s consolidation of its TRS's for accounting and reporting purposes.

Under GAAP a reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. Effective August 1, 2016, the Company merged Kimco Realty Services, Inc. (“KRSI”), a TRS holding REIT qualifying real estate, into a wholly-owned LLC (the "Merger") and KRSI was dissolved.  As a result of the Merger, the Company determined that the realization of its then net deferred tax assets was not deemed more likely than not and as such, the Company recorded a full valuation allowance against these net deferred tax assets that existed at the time of the Merger.

The Company prepared an analysis of the tax basis built-in tax gain or built-in loss inherent in each asset acquired from KRSI in the Merger. Assets of a TRS that become REIT assets in a merger transaction of the type entered into by the Company and KRSI are subject to corporate tax on the aggregate net built-in gain (built-in gains in excess of built-in losses) during a recognition period. Accordingly, the Company is subject to corporate-level taxation on the aggregate net built-in gain from the sale of KRSI assets within 60 months from the Merger date (the recognition period). The maximum taxable amount with respect to all merged assets disposed within 60 months of the Merger is limited to the aggregate net built-in gain at the Merger date. The Company compared fair value to tax basis for each property or asset to determine its built-in gain (value over basis) or built-in loss (basis over value) which could be subject to corporate level taxes if the Company disposed of the asset previously held by KRSI during the 60 months following the Merger date. In the event that sales of KRSI assets during the recognition period result in corporate level tax, the unrecognized tax benefits reported as deferred tax assets from KRSI will be utilized to reduce the corporate level tax for GAAP purposes.

Uncertain Tax Positions

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico. The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities. The Company is currently under audit by the Canadian Revenue Agency and Mexican Tax Authority. The resolution of these audits are not expected to have a material effect on the Company’s financial statements. The Company does not believe that the total amount of unrecognized tax benefits as of December 31, 2018, will significantly increase or decrease within the next 12 months.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The liability for uncertain tax benefits principally consists of estimated foreign tax liabilities in years for which the statute of limitations is open. Open years range from 2010 through 2018 and vary by jurisdiction and issue. The aggregate changes in the balance of unrecognized tax benefits, associated with the Company’s previously held interests in Canada, for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Balance at January 1,	$3,991	$4,962
Changes in tax positions related to current year (1)	(250)	339
Reductions due to lapsed statute of limitations	(935)	(1,310)
Balance at December 31,	$2,806	$3,991

(1)	Amounts relate to increases/(decreases) from foreign currency translation adjustments.

During August 2016, the Mexican Tax Authority issued tax assessments for various wholly-owned entities of the Company that had previously held interests in operating properties in Mexico. These assessments relate to certain interest expense and withholding tax items subject to the United States-Mexico Income Tax Convention (the “Treaty”). The assessments are for the 2010 tax year and include amounts for taxes aggregating $33.7 million, interest aggregating $16.5 million and penalties aggregating $11.4 million. The Company believes that it has operated in accordance with the Treaty provisions and has therefore concluded that no amounts are payable with respect to this matter. The Company has submitted appeals for these assessments and the U.S. Competent Authority (Department of Treasury) has represented the Company regarding this matter with the Mexican Competent Authority. The Company intends to vigorously defend its position and believes it will prevail, however this outcome cannot be assured.

22.	Accumulated Other Comprehensive Income (“AOCI”):

In accordance with the adoption of ASU 2016-01, the Company recorded a cumulative-effect adjustment of $1.1 million to beginning retained earnings as of January 1, 2018, which is reflected in Cumulative distributions in excess of net income on the Company’s Consolidated Statements of Changes in Equity, to reclassify unrealized losses previously reported in AOCI for available-for-sale marketable securities (See Footnotes 2 and 9 to the Notes to the Company’s Consolidated Financial Statements for additional disclosure).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table displays the change in the components of AOCI for the years ended December 31, 2018 and 2017:

	Foreign Currency Translation Adjustments	Unrealized Gains Related to Available-for-Sale Securities	Unrealized Gain/(Loss) on Interest Rate Swap	Total
Balance as of January 1, 2017	$6,335	$406	$(975)	$5,766
Other comprehensive income before reclassifications	3,711	(1,542)	631	2,800
Amounts reclassified from AOCI (1)	(10,046)	-	-	(10,046)
Net current-period other comprehensive income	(6,335)	(1,542)	631	(7,246)
Balance as of December 31, 2017	-	(1,136)	(344)	(1,480)

Balance as of January 1, 2018, as adjusted (2)	-	-	(344)	(344)
Other comprehensive income before reclassifications	-	-	437	437
Amounts reclassified from AOCI (3)	-	-	(93)	(93)
Net current-period other comprehensive income	-	-	344	344
Balance as of December 31, 2018	$-	$-	$-	$-

(1)

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

(2)	Represents the balance as adjusted for the impact of change in accounting principles for ASU 2016-01. See Footnote 1 of the Notes to the Consolidated Financial Statements for additional disclosure.
(3)	Amounts reclassified to Other income, net on the Company’s Consolidated Statements of Income.

23.	Earnings Per Share:

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	For the Year Ended December 31,
	2018	2017	2016
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$439,604	$372,461	$332,630
Change in estimated redemption value of redeemable noncontrolling interests	(7,521)	-	-
Earnings attributable to participating securities	(2,375)	(2,132)	(2,018)
Net income available to the Company’s common shareholders for basic earnings per share	429,708	370,329	330,612
Distributions on convertible units	99	-	-
Net income available to the Company’s common shareholders for diluted earnings per share	$429,807	$370,329	$330,612

Weighted average common shares outstanding – basic	420,641	423,614	418,402
Effect of dilutive securities (1):
Equity awards	628	405	1,307
Assumed conversion of convertible units	110	-	-
Weighted average common shares outstanding – diluted	421,379	424,019	419,709

Net income available to the Company's common shareholders:
Basic earnings per share	$1.02	$0.87	$0.79
Diluted earnings per share	$1.02	$0.87	$0.79

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 1.3 million, 3.1 million and 3.5 million stock options that were not dilutive as of December 31, 2018, 2017 and 2016, respectively.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

24.	Supplemental Financial Information (Unaudited):

The following represents the quarterly results of operations, expressed in thousands except per share amounts, for the years ended December 31, 2018 and 2017:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$304,078	$293,403	$283,080	$284,201
Net income attributable to the Company	$144,090	$165,386	$100,158	$88,161
Net income per common share:
Basic	$0.30	$0.36	$0.19	$0.17
Diluted	$0.30	$0.36	$0.19	$0.17

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$293,588	$297,176	$294,845	$315,225
Net income attributable to the Company	$76,733	$143,416	$121,030	$84,896
Net income per common share:
Basic	$0.15	$0.31	$0.24	$0.17
Diluted	$0.15	$0.31	$0.24	$0.17

25.	Captive Insurance Company:

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

From October 1, 2007 through October 1, 2019, KIC assumes 100% of the first $250,000 per occurrence risk layer. This coverage is subject to annual aggregates ranging between $7.8 million and $11.1 million per policy year. The annual aggregate is adjustable based on the amount of audited square footage of the insureds’ locations and can be adjusted for subsequent program years. Defense costs erode the stated policy limits. KIC is required to pay the reinsurance provider for unallocated loss adjustment expenses an amount ranging between 8.0% and 12.2% of incurred losses for the policy periods ending September 30, 2008 through September 30, 2019. These amounts do not erode the Company’s per occurrence or aggregate limits.

As of December 31, 2018 and 2017, the Company maintained a letter of credit in the amount of $23.0 million, issued in favor of the reinsurance provider to provide security for the Company’s obligations under its agreement with the reinsurance provider. The letter of credit maintained as of December 31, 2018, has an expiration date of February 15, 2019, with automatic renewals for one year.

Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2018 and 2017, is summarized as follows (in thousands):

	2018	2017
Balance at the beginning of the year	$18,965	$19,515
Incurred related to:
Current year	5,236	5,915
Prior years	(2,653)	(727)
Total incurred	2,583	5,188
Paid related to:
Current year	(683)	(742)
Prior years	(4,735)	(4,996)
Total paid	(5,418)	(5,738)
Balance at the end of the year	$16,130	$18,965

For the years ended December 31, 2018 and 2017, the changes in estimates in insured events in the prior years, incurred losses and loss adjustment expenses resulted in a decrease of $2.7 million and $0.7 million, respectively, which was primarily due to continued regular favorable loss development on the general liability coverage assumed.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2018, 2017 and 2016

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2018
Allowance for uncollectable accounts (1)	$17,066	$9,254	$-	$(5,882)	$20,438
Allowance for deferred tax asset	$54,155	$-	$(8,742)	$-	$45,413

Year Ended December 31, 2017
Allowance for uncollectable accounts (1)	$24,175	$6,641	$-	$(13,750)	$17,066
Allowance for deferred tax asset	$95,126	$-	$(40,971)	$-	$54,155

Year Ended December 31, 2016
Allowance for uncollectable accounts (1)	$31,820	$7,982	$-	$(15,627)	$24,175
Allowance for deferred tax asset	$27,905	$-	$67,221	$-	$95,126

(1)	Includes allowances on accounts receivable and straight-line rents.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018

		INITIAL COST		COST CAPTIALIZED					TOTAL COST,		DATE OF
			BUILDING AND	SUBSEQUENT TO		BUILDING AND		ACCUMULATED	NET OF ACCUMULATED		ACQUISITION(A)
DESCRIPTION	State	LAND	IMPROVEMENTS	ACQUISITION (1)	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES (2)	CONSTRUCTION(C)
SHOPPING CENTERS
MESA PAVILIONS NORTH	AZ	$6,060,018	$35,955,005	$2,034,161	$6,060,018	$37,989,166	$44,049,184	$8,503,717	$35,545,467	$-	2009(A)
MESA RIVERVIEW	AZ	15,000,000	-	142,414,824	307,992	157,106,832	157,414,824	58,970,517	98,444,307	-	2005(C)
MESA PAVILIONS SOUTH	AZ	-	148,508	342,420	-	490,928	490,928	142,926	348,002	-	2011(A)
METRO SQUARE	AZ	4,101,017	16,410,632	1,776,707	4,101,017	18,187,339	22,288,356	9,330,379	12,957,977	-	1998(A)
PLAZA DEL SOL	AZ	5,324,501	21,269,943	1,593,060	4,577,869	23,609,635	28,187,504	9,183,161	19,004,343	-	1998(A)
PLAZA AT MOUNTAINSIDE	AZ	2,450,341	9,802,046	2,383,629	2,450,341	12,185,675	14,636,016	6,535,004	8,101,012	-	1997(A)
VILLAGE CROSSROADS	AZ	5,662,554	24,981,223	1,088,476	5,662,554	26,069,699	31,732,253	5,570,159	26,162,094	-	2011(A)
NORTH VALLEY	AZ	6,861,564	18,200,901	6,107,253	3,861,272	27,308,446	31,169,718	5,398,848	25,770,870	-	2011(A)
CHRISTOWN SPECTRUM	AZ	33,831,348	91,004,070	16,574,655	76,638,511	64,771,562	141,410,073	12,450,821	128,959,252	-	2015(A)
BELL CAMINO CENTER	AZ	2,427,465	6,439,065	576,138	2,427,465	7,015,203	9,442,668	2,011,511	7,431,157	-	2012(A)
COLLEGE PARK SHOPPING CENTER	AZ	3,276,951	7,741,323	1,135,661	3,276,951	8,876,984	12,153,935	2,586,989	9,566,946	-	2011(A)
COSTCO PLAZA	CA	4,995,639	19,982,557	527,389	4,995,639	20,509,946	25,505,585	11,002,286	14,503,299	-	1998(A)
BROOKHURST CENTER	CA	10,492,714	31,357,512	3,037,064	22,299,852	22,587,438	44,887,290	2,870,443	42,016,847	-	2016(A)
LAKEWOOD PLAZA	CA	1,294,176	3,669,266	(597,216)	-	4,366,226	4,366,226	1,336,096	3,030,130	-	2014(A)
MADISON PLAZA	CA	5,874,396	23,476,190	1,923,344	5,874,396	25,399,534	31,273,930	13,949,717	17,324,213	-	1998(A)
CORONA HILLS PLAZA	CA	13,360,965	53,373,453	8,317,004	13,360,965	61,690,457	75,051,422	34,289,289	40,762,133	-	1998(A)
280 METRO CENTER	CA	38,734,566	94,903,403	2,297,522	38,734,566	97,200,925	135,935,491	12,547,006	123,388,485	-	2015(A)
LABAND VILLAGE SHOPPING CENTER	CA	5,600,000	13,289,347	(881,719)	5,607,237	12,400,391	18,007,628	6,142,126	11,865,502	-	2008(A)
CUPERTINO VILLAGE	CA	19,886,099	46,534,919	25,970,678	19,886,099	72,505,597	92,391,696	20,827,069	71,564,627	-	2006(A)
NORTH COUNTY PLAZA	CA	10,205,305	28,934,219	(1,204,777)	20,894,811	17,039,936	37,934,747	3,517,213	34,417,534	-	2014(A)
CHICO CROSSROADS	CA	9,975,810	30,534,524	(5,469,532)	8,000,154	27,040,648	35,040,802	9,719,887	25,320,915	-	2008(A)
CORONA HILLS MARKETPLACE	CA	9,727,446	24,778,390	1,744,876	9,727,446	26,523,266	36,250,712	9,262,259	26,988,453	-	2007(A)
CREEKSIDE CENTER	CA	3,870,823	11,562,580	(265,986)	5,154,061	10,013,356	15,167,417	1,036,480	14,130,937	-	2016(A)
LA MIRADA THEATRE CENTER	CA	8,816,741	35,259,965	(1,882,905)	6,888,680	35,305,121	42,193,801	17,165,704	25,028,097	-	1998(A)
KENNETH HAHN PLAZA	CA	4,114,863	7,660,855	1,094,578	3,796,031	9,074,265	12,870,296	3,290,311	9,579,985	-	2010(A)
LA VERNE TOWN CENTER	CA	8,414,328	23,856,418	11,727,683	16,362,169	27,636,260	43,998,429	4,252,345	39,746,084	-	2014(A)
LINCOLN HILLS TOWN CENTER	CA	8,228,587	26,127,322	145,447	8,228,587	26,272,769	34,501,356	4,010,611	30,490,745	-	2015(A)
NOVATO FAIR S.C.	CA	9,259,778	15,599,790	937,963	9,259,778	16,537,753	25,797,531	6,407,051	19,390,480	-	2009(A)
SOUTH NAPA MARKET PLACE	CA	1,100,000	22,159,086	20,632,519	23,119,071	20,772,534	43,891,605	11,818,601	32,073,004	-	2006(A)
PLAZA DI NORTHRIDGE	CA	12,900,000	40,574,842	945,914	12,900,000	41,520,756	54,420,756	14,391,127	40,029,629	-	2005(A)
LINDA MAR SHOPPING CENTER	CA	16,548,592	37,521,194	2,715,559	16,548,592	40,236,753	56,785,345	7,787,456	48,997,889	-	2014(A)
POWAY CITY CENTRE	CA	5,854,585	13,792,470	8,926,444	7,247,814	21,325,685	28,573,499	8,900,702	19,672,797	-	2005(A)
REDWOOD CITY PLAZA	CA	2,552,000	6,215,168	5,942,129	2,552,000	12,157,297	14,709,297	1,843,845	12,865,452	-	2009(A)
STANFORD RANCH	CA	10,583,764	30,007,231	2,875,764	9,982,626	33,484,133	43,466,759	4,389,919	39,076,840	13,614,631	2014(A)
CROCKER RANCH	CA	7,526,146	24,877,611	104,542	7,526,146	24,982,153	32,508,299	3,172,079	29,336,220	9,622,160	2015(A)
HOME DEPOT PLAZA	CA	4,592,364	18,345,257	-	4,592,364	18,345,257	22,937,621	9,838,272	13,099,349	-	1998(A)
SANTEE TROLLEY SQUARE	CA	40,208,683	62,963,757	3,418	40,208,683	62,967,175	103,175,858	16,499,567	86,676,291	-	2015(A)
SAN DIEGO CARMEL MOUNTAIN	CA	5,322,600	8,873,991	140,982	5,322,600	9,014,973	14,337,573	2,492,439	11,845,134	-	2009(A)
FULTON MARKET PLACE	CA	2,966,018	6,920,710	16,395,020	6,519,424	19,762,324	26,281,748	3,804,997	22,476,751	-	2005(A)
BLACK MOUNTAIN VILLAGE	CA	4,678,015	11,913,344	825,438	4,678,015	12,738,782	17,416,797	4,763,408	12,653,389	-	2007(A)
RANCHO PENASQUITOS TOWNE CTR I	CA	14,851,595	20,342,165	310,166	14,851,595	20,652,331	35,503,926	2,868,669	32,635,257	13,370,985	2015(A)
RANCHO PENASQUITOS TWN CTR II	CA	12,944,972	20,323,961	610,406	12,944,972	20,934,367	33,879,339	2,908,894	30,970,445	10,260,486	2015(A)
CITY HEIGHTS	CA	10,687,472	28,324,896	(668,399)	13,908,563	24,435,406	38,343,969	3,931,461	34,412,508	-	2012(A)
TRUCKEE CROSSROADS	CA	2,140,000	28,324,896	(18,420,405)	2,140,000	9,904,491	12,044,491	5,740,669	6,303,822	1,791,686	2006(A)
GATEWAY AT DONNER PASS	CA	4,515,688	8,318,667	439,847	4,515,688	8,758,514	13,274,202	1,422,739	11,851,463	-	2015(A)
WESTLAKE SHOPPING CENTER	CA	16,174,307	64,818,562	101,644,330	16,174,307	166,462,892	182,637,199	56,984,694	125,652,505	-	2002(A)
LAKEWOOD VILLAGE	CA	8,597,100	24,374,615	(1,143,183)	11,683,364	20,145,168	31,828,532	4,170,152	27,658,380	-	2014(A)
WHITTWOOD TOWN CENTER	CA	57,135,695	105,814,560	958,177	57,138,906	106,769,526	163,908,432	6,937,924	156,970,508	44,391,414	2017(A)
VILLAGE ON THE PARK	CO	2,194,463	8,885,987	9,747,732	3,018,391	17,809,791	20,828,182	5,738,440	15,089,742	-	1998(A)
QUINCY PLACE S.C.	CO	1,148,317	4,608,249	2,032,753	1,148,317	6,641,002	7,789,319	3,381,062	4,408,257	-	1998(A)
EAST BANK S.C.	CO	1,500,568	6,180,103	4,078,071	1,500,568	10,258,174	11,758,742	3,765,922	7,992,820	-	1998(A)
NORTHRIDGE SHOPPING CENTER	CO	4,932,690	16,496,175	1,856,177	8,934,385	14,350,657	23,285,042	2,577,058	20,707,984	-	2013(A)
DENVER WEST 38TH STREET	CO	161,167	646,983	52,299	161,167	699,282	860,449	346,973	513,476	-	1998(A)
ENGLEWOOD PLAZA	CO	805,837	3,232,650	735,002	805,837	3,967,652	4,773,489	2,068,112	2,705,377	-	1998(A)
FORT COLLINS S.C.	CO	1,253,497	7,625,278	1,599,608	1,253,497	9,224,886	10,478,383	4,109,707	6,368,676	-	2000(A)
GREELEY COMMONS	CO	3,313,095	20,069,559	1,379,533	3,313,095	21,449,092	24,762,187	4,378,430	20,383,757	-	2012(A)
HIGHLANDS RANCH VILLAGE S.C.	CO	8,135,427	21,579,936	(503,844)	5,337,081	23,874,438	29,211,519	4,526,837	24,684,682	-	2011(A)
HIGHLANDS RANCH II	CO	3,514,837	11,755,916	701,975	3,514,837	12,457,891	15,972,728	3,003,002	12,969,726	-	2013(A)
VILLAGE CENTER WEST	CO	2,010,519	8,361,084	649,106	2,010,519	9,010,190	11,020,709	1,530,233	9,490,476	-	2011(A)
VILLAGE CENTER - HIGHLAND RANCH	CO	1,140,000	2,660,000	283,724	1,140,000	2,943,724	4,083,724	290,375	3,793,349	-	2014(A)
HERITAGE WEST S.C.	CO	1,526,576	6,124,074	2,056,247	1,526,576	8,180,321	9,706,897	3,846,369	5,860,528	-	1998(A)
MARKET AT SOUTHPARK	CO	9,782,769	20,779,522	793,717	9,782,769	21,573,239	31,356,008	4,809,584	26,546,424	-	2011(A)
NEWTOWN S.C.	CT	-	15,635,442	48,859	-	15,684,301	15,684,301	2,091,111	13,593,190	7,634,085	2014(A)
WEST FARM SHOPPING CENTER	CT	5,805,969	23,348,024	17,897,993	7,585,116	39,466,870	47,051,986	15,794,743	31,257,243	-	1998(A)
HAMDEN MART	CT	13,668,167	40,890,166	5,105,443	14,225,573	45,438,203	59,663,776	5,389,032	54,274,744	20,597,668	2016(A)
HOME DEPOT PLAZA	CT	7,704,968	30,797,640	3,406,887	7,704,968	34,204,527	41,909,495	15,906,581	26,002,914	-	1998(A)
WILTON RIVER PARK SHOPPING CTR	CT	7,154,585	27,509,279	(90,084)	7,154,584	27,419,196	34,573,780	4,912,432	29,661,348	-	2012(A)
BRIGHT HORIZONS	CT	1,211,748	4,610,610	36,235	1,211,748	4,646,845	5,858,593	995,442	4,863,151	-	2012(A)
WILTON CAMPUS	CT	10,168,872	31,893,016	809,865	10,168,872	32,702,881	42,871,753	8,029,800	34,841,953	-	2013(A)
CAMDEN SQUARE	DE	122,741	66,738	4,664,447	3,024,375	1,829,551	4,853,926	206,876	4,647,050	-	2003(A)
PROMENADE AT CHRISTIANA (3)	DE	14,371,686	-	19,130,790	33,502,476	-	33,502,476	-	33,502,476	-	2014(C)
BRANDYWINE COMMONS	DE	-	36,057,487	1,906,024	-	37,963,511	37,963,511	5,903,513	32,059,998	-	2014(A)
CAMINO SQUARE	FL	573,875	2,295,501	3,110,802	733,875	5,246,303	5,980,178	3,872,616	2,107,562	-	1992(A)
CORAL SQUARE PROMENADE	FL	710,000	2,842,907	4,080,612	710,000	6,923,519	7,633,519	4,010,239	3,623,280	-	1994(A)
MAPLEWOOD PLAZA	FL	1,649,000	6,626,301	1,600,071	1,649,000	8,226,372	9,875,372	4,064,261	5,811,111	-	1997(A)
CURLEW CROSSING SHOPPING CTR	FL	5,315,955	12,529,467	2,524,246	5,315,955	15,053,713	20,369,668	6,301,435	14,068,233	-	2005(A)
SHOPS AT SANTA BARBARA PHASE 1	FL	743,463	5,373,994	148,505	743,463	5,522,499	6,265,962	813,190	5,452,772	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 2	FL	331,692	2,488,832	-	331,692	2,488,832	2,820,524	390,095	2,430,429	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 3	FL	329,726	2,358,700	61,618	329,726	2,420,318	2,750,044	341,468	2,408,576	-	2015(A)
CORAL POINTE S.C.	FL	2,411,608	20,507,735	361,446	2,411,608	20,869,181	23,280,789	2,954,149	20,326,640	-	2015(A)
DANIA POINTE	FL	105,113,024	-	35,286,919	35,481,702	104,918,241	140,399,943	-	140,399,943	49,969,297	2016(C)
DANIA POINTE PHASE II (3)	FL	-	-	142,723,016	142,723,016	-	142,723,016	-	142,723,016	-	2018(C)
FT.LAUDERDALE/CYPRESS CREEK	FL	14,258,760	28,042,390	1,986,704	14,258,760	30,029,094	44,287,854	9,947,785	34,340,069	-	2009(A)
HOMESTEAD-WACHTEL LAND LEASE	FL	150,000	-	-	150,000	-	150,000	-	150,000	-	2013(A)
OAKWOOD PLAZA NORTH	FL	35,300,961	141,731,019	1,078,739	35,300,961	142,809,758	178,110,719	14,067,418	164,043,301	-	2016(A)
OAKWOOD PLAZA SOUTH	FL	11,126,609	40,592,103	(78,501)	11,126,609	40,513,602	51,640,211	4,228,647	47,411,564	-	2016(A)
OAKWOOD BUSINESS CTR-BLDG 1	FL	6,792,500	18,662,565	3,515,189	6,792,500	22,177,754	28,970,254	6,661,972	22,308,282	-	2009(A)
KIMCO AVENUES WALK, LLC	FL	26,984,546	-	(16,224,546)	10,760,000	-	10,760,000	-	10,760,000	-	2005(C)
AVENUES WALK	FL	8,169,933	20,173,468	(22,080,393)	1,724,923	4,538,085	6,263,008	569,586	5,693,422	-	2017(A)
RIVERPLACE SHOPPING CTR.	FL	7,503,282	31,011,027	1,529,107	7,200,050	32,843,366	40,043,416	10,051,460	29,991,956	-	2010(A)
MERCHANTS WALK	FL	2,580,816	10,366,090	6,961,870	2,580,816	17,327,960	19,908,776	9,032,151	10,876,625	-	2001(A)
CENTER AT MISSOURI AVENUE	FL	293,686	792,119	7,076,359	293,686	7,868,478	8,162,164	1,849,332	6,312,832	-	1968(C)
TRI-CITY PLAZA	FL	2,832,296	11,329,185	20,905,810	2,832,296	32,234,995	35,067,291	4,528,142	30,539,149	-	1992(A)
FT LAUDERDALE #1, FL	FL	1,002,733	2,602,415	13,112,633	1,774,443	14,943,338	16,717,781	10,251,260	6,466,521	-	1974(C)
NASA PLAZA	FL	-	1,754,000	3,338,821	-	5,092,821	5,092,821	4,017,435	1,075,386	-	1968(C)
GROVE GATE S.C.	FL	365,893	1,049,172	792,700	365,893	1,841,872	2,207,765	1,590,221	617,544	-	1968(C)
CHEVRON OUTPARCEL	FL	530,570	1,253,410	-	530,570	1,253,410	1,783,980	378,236	1,405,744	-	2010(A)
IVES DAIRY CROSSING	FL	732,914	4,080,460	11,428,885	720,852	15,521,407	16,242,259	9,758,177	6,484,082	-	1985(A)
MILLER ROAD S.C.	FL	1,138,082	4,552,327	4,653,437	1,138,082	9,205,764	10,343,846	6,004,334	4,339,512	-	1986(A)
KENDALE LAKES PLAZA	FL	18,491,461	28,496,001	(1,799,109)	15,362,227	29,826,126	45,188,353	7,887,133	37,301,220	-	2009(A)
MILLER WEST PLAZA	FL	6,725,660	10,661,419	262,552	6,725,660	10,923,971	17,649,631	1,550,602	16,099,029	-	2015(A)
CORSICA SQUARE S.C.	FL	7,225,100	10,757,386	229,242	7,225,100	10,986,628	18,211,728	1,589,821	16,621,907	-	2015(A)
FLAGLER PARK	FL	26,162,980	80,737,041	4,548,949	26,725,480	84,723,490	111,448,970	24,399,812	87,049,158	-	2007(A)
PARK HILL PLAZA	FL	10,763,612	19,264,248	391,254	10,763,612	19,655,502	30,419,114	4,659,508	25,759,606	-	2011(A)
WINN DIXIE-MIAMI	FL	2,989,640	9,410,360	(51,872)	3,544,297	8,803,831	12,348,128	1,116,394	11,231,734	-	2013(A)
MARATHON SHOPPING CENTER	FL	2,412,929	8,069,450	1,408,179	1,514,731	10,375,827	11,890,558	1,780,924	10,109,634	-	2013(A)
SODO S.C.	FL	-	68,139,271	8,577,527	142,195	76,574,603	76,716,798	21,243,324	55,473,474	-	2008(A)
RENAISSANCE CENTER	FL	9,104,379	36,540,873	16,553,220	9,122,758	53,075,714	62,198,472	20,431,499	41,766,973	-	1998(A)
MILLENIA PLAZA PHASE II	FL	7,711,000	20,702,992	1,801,738	7,698,200	22,517,530	30,215,730	8,761,724	21,454,006	-	2009(A)
RIVERSIDE LANDINGS S.C.	FL	3,512,202	14,439,668	261,172	3,512,202	14,700,840	18,213,042	1,999,649	16,213,393	-	2015(A)
GRAND OAKS VILLAGE	FL	7,409,319	19,653,869	(362,622)	5,846,339	20,854,227	26,700,566	4,386,341	22,314,225	-	2011(A)
PLANTATION CROSSING	FL	2,782,030	8,077,260	3,653,308	2,782,030	11,730,568	14,512,598	738,324	13,774,274	-	2017(A)
POMPANO POINTE S.C.	FL	10,516,500	14,355,836	530,900	10,516,500	14,886,736	25,403,236	1,136,919	24,266,317	-	2012(A)
UNIVERSITY TOWN CENTER	FL	5,515,265	13,041,400	423,147	5,515,265	13,464,547	18,979,812	3,197,352	15,782,460	-	2011(A)
PALM BEACH GARDENS	FL	2,764,953	11,059,812	891,072	2,764,953	11,950,884	14,715,837	2,010,305	12,705,532	-	2009(A)
OAK TREE PLAZA	FL	-	917,360	1,562,194	-	2,479,554	2,479,554	1,427,320	1,052,234	-	1968(C)
TUTTLEBEE PLAZA	FL	254,961	828,465	1,812,825	254,961	2,641,290	2,896,251	1,871,329	1,024,922	-	2008(A)
SOUTH MIAMI S.C.	FL	1,280,440	5,133,825	3,605,635	1,280,440	8,739,460	10,019,900	4,753,771	5,266,129	-	1995(A)
CARROLLWOOD COMMONS	FL	5,220,445	16,884,228	3,146,743	5,220,445	20,030,971	25,251,416	10,137,448	15,113,968	-	1997(A)
VILLAGE COMMONS SHOPPING CENTER	FL	2,192,331	8,774,158	4,983,680	2,192,331	13,757,838	15,950,169	6,134,286	9,815,883	-	1998(A)
MISSION BELL SHOPPING CENTER	FL	5,056,426	11,843,119	8,691,774	5,067,033	20,524,286	25,591,319	7,317,804	18,273,515	-	2004(A)
VILLAGE COMMONS S.C.	FL	2,026,423	5,106,476	2,031,564	2,026,423	7,138,040	9,164,463	1,585,055	7,579,408	-	2013(A)
BELMART PLAZA	FL	1,656,097	3,394,420	5,722,156	1,656,097	9,116,576	10,772,673	927,224	9,845,449	-	2014(A)
MARKET AT HAYNES BRIDGE	GA	4,880,659	21,549,424	979,391	4,889,863	22,519,611	27,409,474	7,551,081	19,858,393	-	2008(A)
EMBRY VILLAGE	GA	18,147,054	33,009,514	1,332,206	18,160,525	34,328,249	52,488,774	23,117,994	29,370,780	-	2008(A)
PERIMETER EXPO PROPERTY	GA	14,770,275	44,295,457	2,362,639	16,142,152	45,286,219	61,428,371	4,220,999	57,207,372	-	2016(A)
RIVERWALK MARKETPLACE	GA	3,512,202	18,862,571	50,327	3,512,202	18,912,898	22,425,100	1,900,860	20,524,240	-	2015(A)
LAWRENCEVILLE MARKET	GA	8,878,266	29,691,191	276,376	9,060,436	29,785,397	38,845,833	6,031,890	32,813,943	-	2013(A)
BRAELINN VILLAGE	GA	7,314,719	20,738,792	1,824,744	6,342,926	23,535,329	29,878,255	3,676,866	26,201,389	-	2014(A)
SAVANNAH CENTER	GA	2,052,270	8,232,978	4,131,922	2,052,270	12,364,900	14,417,170	7,386,687	7,030,483	-	1993(A)
CHATHAM PLAZA	GA	13,390,238	35,115,882	980,126	13,403,262	36,082,984	49,486,246	13,169,012	36,317,234	-	2008(A)
CLIVE PLAZA	IA	500,525	2,002,101	-	500,525	2,002,101	2,502,626	1,176,448	1,326,178	-	1996(A)
DUBUQUE CENTER	IA	-	2,152,476	239,217	-	2,391,693	2,391,693	2,039,585	352,108	-	1997(A)
87TH STREET CENTER	IL	-	2,687,046	9,899,028	6,992,648	5,593,426	12,586,074	3,003,871	9,582,203	-	1997(A)
DOWNERS PARK PLAZA	IL	2,510,455	10,164,494	(12,485,854)	189,095	-	189,095	-	189,095	-	1999(A)
PLAZA DEL PRADO	IL	10,203,960	28,409,786	1,557,625	10,203,960	29,967,411	40,171,371	3,583,364	36,588,007	-	2017(A)
MOUNT PROSPECT CENTER	IL	1,017,345	6,572,176	4,105,133	1,017,345	10,677,309	11,694,654	6,434,800	5,259,854	-	1997(A)
22ND STREET PLAZA	IL	1,527,188	8,679,108	4,880,654	1,527,188	13,559,762	15,086,950	6,393,561	8,693,389	-	1997(A)
SKOKIE POINTE	IL	-	2,276,360	9,564,305	2,628,440	9,212,225	11,840,665	4,170,823	7,669,842	-	1997(A)
HAWTHORN HILLS SQUARE	IL	6,783,928	33,033,624	2,699,882	6,783,928	35,733,506	42,517,434	8,237,719	34,279,715	-	2012(A)
GREENWOOD S.C.	IN	423,371	1,883,421	18,814,874	1,640,748	19,480,918	21,121,666	3,160,755	17,960,911	-	1970(C)
ABINGTON PLAZA	MA	10,457,183	494,652	-	10,457,183	494,652	10,951,835	156,500	10,795,335	3,920,234	2014(A)
WASHINGTON ST.PLAZA	MA	11,007,593	5,652,368	9,428,287	12,957,593	13,130,655	26,088,248	2,086,506	24,001,742	5,546,021	2014(A)
MEMORIAL PLAZA	MA	16,411,388	27,553,908	958,835	16,411,388	28,512,743	44,924,131	3,755,548	41,168,583	15,293,404	2014(A)
MAIN ST. PLAZA	MA	555,898	2,139,494	-	555,898	2,139,494	2,695,392	376,910	2,318,482	1,271,526	2014(A)
MORRISSEY PLAZA	MA	4,097,251	3,751,068	(890,144)	4,097,251	2,860,924	6,958,175	269,139	6,689,036	2,913,275	2014(A)
GLENDALE SQUARE	MA	4,698,891	7,141,090	276,270	4,698,891	7,417,360	12,116,251	1,350,906	10,765,345	5,295,416	2014(A)
FALMOUTH PLAZA	MA	2,361,071	13,065,817	1,270,653	2,361,071	14,336,470	16,697,541	2,141,488	14,556,053	7,451,735	2014(A)
WAVERLY PLAZA	MA	1,215,005	3,622,911	281,295	1,203,205	3,916,006	5,119,211	754,489	4,364,722	2,143,170	2014(A)
FESTIVAL OF HYANNIS S.C.	MA	15,038,197	40,682,853	1,118,867	15,038,197	41,801,720	56,839,917	7,971,776	48,868,141	-	2014(A)
FELLSWAY PLAZA	MA	5,300,388	11,013,543	(99,939)	5,300,388	10,913,604	16,213,992	1,429,820	14,784,172	6,322,144	2014(A)
DEL ALBA PLAZA	MA	3,163,033	8,967,874	19,995	3,163,033	8,987,869	12,150,902	1,151,070	10,999,832	7,305,045	2014(A)
NORTH QUINCY PLAZA	MA	6,332,542	17,954,110	(991,929)	3,894,436	19,400,287	23,294,723	2,627,485	20,667,238	-	2014(A)
ADAMS PLAZA	MA	2,089,363	3,226,648	8,857	2,089,363	3,235,505	5,324,868	513,604	4,811,264	1,754,230	2014(A)
BROADWAY PLAZA	MA	6,485,065	343,422	-	6,485,065	343,422	6,828,487	117,986	6,710,501	2,692,126	2014(A)
VINNIN SQUARE PLAZA	MA	5,545,425	16,324,060	(28,816)	5,545,425	16,295,244	21,840,669	3,386,960	18,453,709	8,482,824	2014(A)
PARADISE PLAZA	MA	4,183,038	12,194,885	1,558,032	4,183,038	13,752,917	17,935,955	2,579,883	15,356,072	8,197,970	2014(A)
BELMONT PLAZA	MA	11,104,983	848,844	-	11,104,983	848,844	11,953,827	196,427	11,757,400	4,843,479	2014(A)
VINNIN SQUARE IN-LINE	MA	582,228	2,094,560	(38,716)	582,228	2,055,844	2,638,072	279,681	2,358,391	-	2014(A)
LINDEN PLAZA	MA	4,628,215	3,535,431	473,357	4,628,215	4,008,788	8,637,003	964,470	7,672,533	3,307,417	2014(A)
NORTH AVE. PLAZA	MA	1,163,875	1,194,673	23,933	1,163,875	1,218,606	2,382,481	262,045	2,120,436	841,582	2014(A)
WASHINGTON ST. S.C.	MA	7,380,918	9,987,119	1,965,851	7,380,918	11,952,970	19,333,888	1,618,598	17,715,290	5,813,070	2014(A)
MILL ST. PLAZA	MA	4,195,024	6,203,410	449,771	4,195,024	6,653,181	10,848,205	1,134,835	9,713,370	3,801,095	2014(A)
FULLERTON PLAZA	MD	14,237,901	6,743,980	7,361,633	14,237,901	14,105,613	28,343,514	1,232,824	27,110,690	-	2014(A)
GREENBRIER S.C.	MD	8,891,468	30,304,760	74,934	8,891,468	30,379,694	39,271,162	4,405,361	34,865,801	-	2014(A)
INGLESIDE S.C.	MD	10,416,726	17,889,235	(2,058)	10,416,726	17,887,177	28,303,903	3,174,127	25,129,776	-	2014(A)
WILKENS BELTWAY PLAZA	MD	9,948,235	22,125,942	238,016	9,948,235	22,363,958	32,312,193	3,240,175	29,072,018	-	2014(A)
YORK ROAD PLAZA	MD	4,276,715	37,205,757	170,205	4,276,715	37,375,962	41,652,677	4,971,149	36,681,528	-	2014(A)
PUTTY HILL PLAZA	MD	4,192,152	11,112,111	774,676	4,192,152	11,886,787	16,078,939	3,320,369	12,758,570	-	2013(A)
SNOWDEN SQUARE S.C.	MD	1,929,402	4,557,934	5,155,349	3,326,422	8,316,263	11,642,685	1,830,541	9,812,144	-	2012(A)
COLUMBIA CROSSING	MD	3,612,550	34,344,509	172,640	3,612,550	34,517,149	38,129,699	4,164,044	33,965,655	-	2015(A)
DORSEY'S SEARCH VILLAGE CENTER	MD	6,321,963	27,996,087	177,268	6,321,963	28,173,355	34,495,318	3,233,759	31,261,559	-	2015(A)
HICKORY RIDGE	MD	7,183,646	26,947,776	526,522	7,183,646	27,474,298	34,657,944	3,561,103	31,096,841	-	2015(A)
HICKORY RIDGE (SUNOCO)	MD	543,197	2,122,234	-	543,197	2,122,234	2,665,431	357,204	2,308,227	-	2015(A)
KINGS CONTRIVANCE	MD	9,308,349	31,759,940	619,016	9,308,349	32,378,956	41,687,305	4,856,962	36,830,343	-	2014(A)
HARPER'S CHOICE	MD	8,429,284	18,373,994	688,796	8,429,284	19,062,790	27,492,074	2,709,642	24,782,432	-	2015(A)
WILDE LAKE	MD	1,468,038	5,869,862	25,978,515	2,577,073	30,739,342	33,316,415	9,681,524	23,634,891	-	2002(A)
RIVERHILL VILLAGE CENTER	MD	16,825,496	23,282,222	395,512	16,825,496	23,677,734	40,503,230	4,708,950	35,794,280	-	2014(A)
COLUMBIA CROSSING OUTPARCELS	MD	1,279,200	2,870,800	20,602,841	6,147,248	18,605,593	24,752,841	3,173,045	21,579,796	-	2011(A)
COLUMBIA CROSSING II SHOP.CTR.	MD	3,137,628	19,868,075	1,210,438	3,137,628	21,078,513	24,216,141	3,114,562	21,101,579	-	2013(A)
SHOPS AT DISTRICT HEIGHTS	MD	8,165,638	21,970,661	(1,389,278)	7,298,215	21,448,806	28,747,021	2,018,911	26,728,110	13,193,497	2015(A)
ENCHANTED FOREST S.C.	MD	20,123,946	34,345,102	551,331	20,123,946	34,896,433	55,020,379	5,803,460	49,216,919	-	2014(A)
SHOPPES AT EASTON	MD	6,523,713	16,402,204	(2,574,117)	5,668,532	14,683,268	20,351,800	2,546,751	17,805,049	-	2014(A)
VILLAGES AT URBANA	MD	3,190,074	6,067	19,032,291	4,828,774	17,399,658	22,228,432	2,068,527	20,159,905	-	2003(A)
GAITHERSBURG S.C.	MD	244,890	6,787,534	1,583,659	244,890	8,371,193	8,616,083	3,741,315	4,874,768	-	1999(A)
KENTLANDS MARKET SQUARE	MD	20,167,048	84,615,052	5,667,730	20,167,048	90,282,782	110,449,830	7,062,305	103,387,525	32,414,665	2016(A)
SHAWAN PLAZA	MD	4,466,000	20,222,367	(457,359)	4,466,000	19,765,008	24,231,008	11,899,815	12,331,193	1,616,979	2008(A)
LAUREL PLAZA	MD	349,562	1,398,250	4,661,863	1,571,288	4,838,387	6,409,675	2,104,312	4,305,363	-	1995(A)
LAUREL PLAZA	MD	274,580	1,100,968	173,969	274,580	1,274,937	1,549,517	1,190,640	358,877	-	1972(C)
MILL STATION THEATER/RSTRNTS (3)	MD	23,378,543	1,089,760	51,928,950	70,508,283	5,888,970	76,397,253	172,744	76,224,509	-	2016(C)
CENTRE COURT-RETAIL/BANK	MD	1,035,359	7,785,830	135,322	1,035,359	7,921,152	8,956,511	1,390,511	7,566,000	1,489,591	2011(A)
CENTRE COURT-GIANT	MD	3,854,099	12,769,628	23,770	3,854,099	12,793,398	16,647,497	2,748,067	13,899,430	5,421,228	2011(A)
CENTRE COURT-OLD COURT/COURTYD	MD	2,279,177	5,284,577	3,744	2,279,177	5,288,321	7,567,498	1,129,051	6,438,447	-	2011(A)
RADCLIFFE CENTER	MD	12,042,713	21,187,946	7,512	12,042,713	21,195,458	33,238,171	3,392,854	29,845,317	-	2014(A)
TIMONIUM CROSSING	MD	2,525,377	14,862,817	592,001	2,525,377	15,454,818	17,980,195	2,478,564	15,501,631	-	2014(A)
TIMONIUM SQUARE	MD	6,000,000	24,282,998	14,639,146	7,331,195	37,590,949	44,922,144	17,036,129	27,886,015	-	2003(A)
TOWSON PLACE	MD	43,886,876	101,764,931	3,541,225	43,270,792	105,922,240	149,193,032	21,939,395	127,253,637	-	2012(A)
CENTURY PLAZA	MI	178,785	925,818	46,257	95,905	1,054,955	1,150,860	815,012	335,848	-	1968(C)
GREEN ORCHARD SHOPPING CENTER	MI	3,682,478	14,730,060	5,933,982	3,547,007	20,799,513	24,346,520	11,245,423	13,101,097	-	1993(A)
THE FOUNTAINS AT ARBOR LAKES	MN	28,585,296	66,699,024	14,145,986	29,485,296	79,945,010	109,430,306	29,728,628	79,701,678	-	2006(A)
CENTER POINT S.C.	MO	-	550,204	-	-	550,204	550,204	489,708	60,496	-	1998(A)
CAVE SPRINGS S.C.	MO	1,182,194	7,423,459	7,112,186	1,563,694	14,154,145	15,717,839	10,569,319	5,148,520	-	1997(A)
WOODLAWN MARKETPLACE	NC	919,251	3,570,981	2,740,450	919,251	6,311,431	7,230,682	3,767,403	3,463,279	-	2008(A)
TYVOLA SQUARE	NC	-	4,736,345	8,011,824	-	12,748,169	12,748,169	9,522,876	3,225,293	-	1986(A)
CROSSROADS PLAZA	NC	767,864	3,098,881	1,233,350	767,864	4,332,231	5,100,095	1,914,296	3,185,799	-	2000(A)
JETTON VILLAGE SHOPPES	NC	3,875,224	10,292,231	492,962	2,143,695	12,516,722	14,660,417	2,455,738	12,204,679	-	2011(A)
MOUNTAIN ISLAND MARKETPLACE	NC	3,318,587	7,331,413	696,680	3,818,587	7,528,093	11,346,680	1,554,286	9,792,394	-	2012(A)
WOODLAWN SHOPPING CENTER	NC	2,010,725	5,833,626	1,975,503	2,010,725	7,809,129	9,819,854	1,471,440	8,348,414	-	2012(A)
CROSSROADS PLAZA	NC	13,405,529	86,455,763	(1,357,983)	13,405,529	85,097,780	98,503,309	14,908,507	83,594,802	-	2014(A)
QUAIL CORNERS	NC	7,318,321	26,675,644	1,459,529	7,318,321	28,135,173	35,453,494	3,920,660	31,532,834	15,783,077	2014(A)
DAVIDSON COMMONS	NC	2,978,533	12,859,867	526,025	2,978,533	13,385,892	16,364,425	2,460,912	13,903,513	-	2012(A)
PARK PLACE SC	NC	5,461,478	16,163,494	2,452,621	5,469,809	18,607,784	24,077,593	6,862,892	17,214,701	-	2008(A)
MOORESVILLE CROSSING	NC	12,013,727	30,604,173	101,982	11,625,801	31,094,081	42,719,882	11,980,366	30,739,516	-	2007(A)
PLEASANT VALLEY PROMENADE	NC	5,208,885	20,885,792	14,232,550	5,208,885	35,118,342	40,327,227	20,582,021	19,745,206	-	1993(A)
BRENNAN STATION	NC	7,749,751	20,556,891	(389,669)	6,321,923	21,595,050	27,916,973	5,690,496	22,226,477	-	2011(A)
BRENNAN STATION OUTPARCEL	NC	627,906	1,665,576	(120,456)	450,232	1,722,794	2,173,026	395,687	1,777,339	-	2011(A)
CLOVERDALE PLAZA	NC	540,667	719,655	7,293,478	540,667	8,013,133	8,553,800	3,720,029	4,833,771	-	1969(C)
WEBSTER SQUARE	NH	11,683,145	41,708,383	7,123,817	11,683,145	48,832,200	60,515,345	7,923,372	52,591,973	-	2014(A)
WEBSTER SQUARE - DSW	NH	1,346,391	3,638,397	131,388	1,346,391	3,769,785	5,116,176	247,958	4,868,218	-	2017(A)
WEBSTER SQUARE NORTH	NH	2,163,138	6,511,424	23,348	2,163,138	6,534,772	8,697,910	968,735	7,729,175	-	2016(A)
ROCKINGHAM PLAZA	NH	2,660,915	10,643,660	18,667,768	3,148,715	28,823,628	31,972,343	12,660,297	19,312,046	-	2008(A)
SHOP RITE PLAZA	NJ	2,417,583	6,364,094	1,593,987	2,417,583	7,958,081	10,375,664	7,264,250	3,111,414	-	1985(C)
MARLTON PLAZA	NJ	-	4,318,534	153,375	-	4,471,909	4,471,909	2,492,551	1,979,358	-	1996(A)
HILLVIEW SHOPPING CENTER	NJ	16,007,647	32,607,423	(617,102)	16,007,647	31,990,321	47,997,968	4,938,386	43,059,582	-	2014(A)
GARDEN STATE PAVILIONS	NJ	7,530,709	10,801,949	20,263,576	12,203,841	26,392,393	38,596,234	7,264,990	31,331,244	-	2011(A)
CLARK SHOPRITE 70 CENTRAL AVE	NJ	3,496,673	11,693,769	994,829	13,959,593	2,225,678	16,185,271	841,415	15,343,856	-	2013(A)
COMMERCE CENTER WEST	NJ	385,760	1,290,080	160,534	793,595	1,042,779	1,836,374	254,498	1,581,876	-	2013(A)
COMMERCE CENTER EAST	NJ	1,518,930	5,079,690	1,753,865	7,235,196	1,117,289	8,352,485	441,223	7,911,262	-	2013(A)
CENTRAL PLAZA	NJ	3,170,465	10,602,845	32,536	5,145,167	8,660,679	13,805,846	2,289,780	11,516,066	-	2013(A)
EAST WINDSOR VILLAGE	NJ	9,335,011	23,777,978	216,781	9,335,011	23,994,759	33,329,770	6,834,515	26,495,255	-	2008(A)
HOLMDEL TOWNE CENTER	NJ	10,824,624	43,301,494	10,420,854	10,824,624	53,722,348	64,546,972	21,686,796	42,860,176	-	2002(A)
COMMONS AT HOLMDEL	NJ	16,537,556	38,759,952	4,102,243	16,537,556	42,862,195	59,399,751	17,731,112	41,668,639	-	2004(A)
PLAZA AT HILLSDALE	NJ	7,601,596	6,994,196	1,507,019	7,601,596	8,501,215	16,102,811	1,405,423	14,697,388	5,646,076	2014(A)
MAPLE SHADE	NJ	-	9,957,611	(766,074)	-	9,191,537	9,191,537	1,253,309	7,938,228	-	2009(A)
PLAZA AT SHORT HILLS	NJ	20,155,471	11,061,984	703,566	20,155,471	11,765,550	31,921,021	2,361,189	29,559,832	8,989,640	2014(A)
NORTH BRUNSWICK PLAZA	NJ	3,204,978	12,819,912	26,577,782	3,204,978	39,397,694	42,602,672	20,263,413	22,339,259	-	1994(A)
PISCATAWAY TOWN CENTER	NJ	3,851,839	15,410,851	1,402,250	3,851,839	16,813,101	20,664,940	8,935,421	11,729,519	-	1998(A)
RIDGEWOOD S.C.	NJ	450,000	2,106,566	1,241,414	450,000	3,347,980	3,797,980	1,826,481	1,971,499	-	1993(A)
UNION CRESCENT III	NJ	7,895,483	3,010,640	28,965,399	8,696,579	31,174,943	39,871,522	16,041,646	23,829,876	-	2007(A)
WESTMONT PLAZA	NJ	601,655	2,404,604	13,726,802	601,655	16,131,406	16,733,061	6,994,243	9,738,818	-	1994(A)
WILLOWBROOK PLAZA	NJ	15,320,436	40,996,874	10,429,255	15,320,436	51,426,129	66,746,565	7,072,200	59,674,365	-	2009(A)
DEL MONTE PLAZA	NV	2,489,429	5,590,415	608,807	2,210,000	6,478,651	8,688,651	3,688,769	4,999,882	1,989,588	2006(A)
DEL MONTE PLAZA ANCHOR PARCEL	NV	6,512,745	17,599,602	108,249	6,520,017	17,700,579	24,220,596	921,154	23,299,442	-	2017(A)
REDFIELD PROMENADE	NV	4,415,339	32,035,192	595,394	4,415,339	32,630,586	37,045,925	6,310,310	30,735,615	-	2015(A)
MCQUEEN CROSSINGS	NV	5,017,431	20,779,024	232,165	5,017,431	21,011,189	26,028,620	4,035,179	21,993,441	-	2015(A)
GALENA JUNCTION	NV	8,931,027	17,503,387	154,819	8,931,027	17,658,206	26,589,233	3,028,659	23,560,574	-	2015(A)
D'ANDREA MARKETPLACE	NV	11,556,067	29,435,364	470,444	11,556,067	29,905,808	41,461,875	8,855,921	32,605,954	-	2007(A)
SPARKS MERCANTILE	NV	6,221,614	17,069,172	(62,106)	6,221,614	17,007,066	23,228,680	2,859,783	20,368,897	-	2015(A)
BRIDGEHAMPTON COMMONS-W&E SIDE	NY	1,811,752	3,107,232	31,744,409	1,858,188	34,805,205	36,663,393	21,384,048	15,279,345	-	1972(C)
OCEAN PLAZA	NY	564,097	2,268,768	19,003	564,097	2,287,771	2,851,868	919,501	1,932,367	-	2003(A)
KINGS HIGHWAY	NY	2,743,820	6,811,268	2,235,709	2,743,820	9,046,977	11,790,797	3,662,544	8,128,253	-	2004(A)
RALPH AVENUE PLAZA	NY	4,414,466	11,339,857	3,912,149	4,414,467	15,252,005	19,666,472	5,523,187	14,143,285	-	2004(A)
BELLMORE S.C.	NY	1,272,269	3,183,547	1,590,605	1,272,269	4,774,152	6,046,421	1,914,907	4,131,514	-	2004(A)
MARKET AT BAY SHORE	NY	12,359,621	30,707,802	6,003,366	12,359,621	36,711,168	49,070,789	13,772,828	35,297,961	11,931,409	2006(A)
KEY FOOD - ATLANTIC AVE	NY	2,272,500	5,624,589	509,260	4,808,822	3,597,527	8,406,349	707,528	7,698,821	-	2012(A)
VETERANS MEMORIAL PLAZA	NY	5,968,082	23,243,404	12,008,996	5,980,130	35,240,352	41,220,482	14,944,317	26,276,165	-	1998(A)
BIRCHWOOD PLAZA COMMACK	NY	3,630,000	4,774,791	1,145,649	3,630,000	5,920,440	9,550,440	2,017,817	7,532,623	-	2007(A)
ELMONT S.C.	NY	3,011,658	7,606,066	6,171,045	3,011,658	13,777,111	16,788,769	3,854,085	12,934,684	-	2004(A)
ELMSFORD CENTER 1	NY	4,134,273	1,193,084	-	4,134,273	1,193,084	5,327,357	189,472	5,137,885	-	2013(A)
ELMSFORD CENTER 2	NY	4,076,403	15,598,504	949,902	4,076,403	16,548,406	20,624,809	3,036,778	17,588,031	-	2013(A)
FRANKLIN SQUARE S.C.	NY	1,078,541	2,516,581	4,070,828	1,078,541	6,587,409	7,665,950	2,694,563	4,971,387	-	2004(A)
AIRPORT PLAZA	NY	22,711,189	107,011,500	3,743,635	22,711,189	110,755,135	133,466,324	18,340,798	115,125,526	-	2015(A)
KISSENA BOULEVARD SHOPPING CTR	NY	11,610,000	2,933,487	818,491	11,610,000	3,751,978	15,361,978	1,118,521	14,243,457	-	2007(A)
HAMPTON BAYS PLAZA	NY	1,495,105	5,979,320	3,319,769	1,495,105	9,299,089	10,794,194	7,539,633	3,254,561	-	1989(A)
HICKSVILLE PLAZA	NY	3,542,739	8,266,375	2,505,434	3,542,739	10,771,809	14,314,548	3,639,106	10,675,442	-	2004(A)
WOODBURY CENTRE	NY	4,314,991	32,585,508	(1,950,621)	3,805,271	31,144,607	34,949,878	5,026,007	29,923,871	-	2015(A)
TURNPIKE PLAZA	NY	2,471,832	5,839,416	708,010	2,471,832	6,547,426	9,019,258	1,965,026	7,054,232	-	2011(A)
JERICHO COMMONS SOUTH	NY	12,368,330	33,071,495	3,375,243	12,368,330	36,446,738	48,815,068	11,698,563	37,116,505	7,066,859	2007(A)
501 NORTH BROADWAY	NY	-	1,175,543	228,522	-	1,404,065	1,404,065	722,937	681,128	-	2007(A)
MILLERIDGE INN	NY	7,500,330	481,316	(48,741)	7,500,000	432,905	7,932,905	31,746	7,901,159	-	2015(A)
FAMILY DOLLAR UNION TURNPIKE	NY	909,000	2,249,775	258,033	1,056,709	2,360,099	3,416,808	509,228	2,907,580	-	2012(A)
LITTLE NECK PLAZA	NY	3,277,254	13,161,218	5,996,052	3,277,253	19,157,271	22,434,524	7,525,806	14,908,718	-	2003(A)
KEY FOOD - 21ST STREET	NY	1,090,800	2,699,730	(159,449)	1,669,153	1,961,928	3,631,081	315,311	3,315,770	-	2012(A)
MANHASSET CENTER	NY	4,567,003	19,165,808	30,995,487	3,471,939	51,256,359	54,728,298	25,230,504	29,497,794	-	1999(A)
MANHASSET CENTER(residential)	NY	950,000	-	-	950,000	-	950,000	-	950,000	-	2012(A)
MASPETH QUEENS-DUANE READE	NY	1,872,013	4,827,940	1,036,886	1,872,013	5,864,826	7,736,839	2,164,089	5,572,750	1,717,674	2004(A)
NORTH MASSAPEQUA S.C.	NY	1,880,816	4,388,549	(1,066,203)	-	5,203,162	5,203,162	3,225,039	1,978,123	-	2004(A)
MINEOLA CROSSINGS	NY	4,150,000	7,520,692	249,645	4,150,000	7,770,337	11,920,337	2,354,155	9,566,182	-	2007(A)
SMITHTOWN PLAZA	NY	3,528,000	7,364,098	508,838	3,528,000	7,872,936	11,400,936	2,961,173	8,439,763	-	2009(A)
MANETTO HILL PLAZA	NY	263,693	584,031	10,882,601	263,693	11,466,632	11,730,325	6,730,779	4,999,546	-	1969(C)
SYOSSET S.C.	NY	106,655	76,197	2,082,162	106,655	2,158,359	2,265,014	1,152,013	1,113,001	-	1990(C)
RICHMOND S.C.	NY	2,280,000	9,027,951	21,068,693	2,280,000	30,096,644	32,376,644	13,973,052	18,403,592	-	1989(A)
GREENRIDGE PLAZA	NY	2,940,000	11,811,964	7,095,348	3,148,424	18,698,888	21,847,312	8,293,717	13,553,595	-	1997(A)
THE BOULEVARD	NY	28,723,536	38,232,267	49,602,960	28,723,536	87,835,227	116,558,763	14,231,135	102,327,628	-	2006(A)
FOREST AVENUE PLAZA	NY	4,558,592	10,441,408	157,648	4,558,592	10,599,056	15,157,648	4,071,200	11,086,448	-	2005(A)
INDEPENDENCE PLAZA	NY	12,279,093	34,813,852	(2,276,549)	16,131,632	28,684,764	44,816,396	6,530,467	38,285,929	-	2014(A)
KEY FOOD - CENTRAL AVE.	NY	2,787,600	6,899,310	(394,910)	2,603,321	6,688,679	9,292,000	1,124,011	8,167,989	-	2012(A)
WHITE PLAINS S.C.	NY	1,777,775	4,453,894	2,469,097	1,777,775	6,922,991	8,700,766	2,559,882	6,140,884	-	2004(A)
CHAMPION FOOD SUPERMARKET	NY	757,500	1,874,813	(24,388)	2,241,118	366,807	2,607,925	161,713	2,446,212	-	2012(A)
SHOPRITE S.C.	NY	871,977	3,487,909	-	871,977	3,487,909	4,359,886	2,329,607	2,030,279	-	1998(A)
ROMAINE PLAZA	NY	782,459	1,825,737	588,133	782,459	2,413,870	3,196,329	785,714	2,410,615	-	2005(A)
OREGON TRAIL CENTER	OR	5,802,422	12,622,879	327,401	5,802,422	12,950,280	18,752,702	4,947,651	13,805,051	-	2009(A)
POWELL VALLEY JUNCTION	OR	5,062,500	3,152,982	(2,459,449)	2,035,125	3,720,908	5,756,033	1,594,974	4,161,059	-	2009(A)
JANTZEN BEACH CENTER	OR	57,575,244	102,844,429	(696,182)	57,588,287	102,135,204	159,723,491	6,798,963	152,924,528	-	2017(A)
SUBURBAN SQUARE	PA	70,679,871	166,351,381	54,820,988	71,279,871	220,572,369	291,852,240	52,131,369	239,720,871	-	2007(A)
CARNEGIE PLAZA	PA	-	3,298,908	17,747	-	3,316,655	3,316,655	3,316,655	-	-	1999(A)
CENTER SQUARE SHOPPING CENTER	PA	731,888	2,927,551	1,196,209	691,297	4,164,351	4,855,648	2,818,569	2,037,079	-	1996(A)
WAYNE PLAZA	PA	6,127,623	15,605,012	657,984	6,135,670	16,254,949	22,390,619	4,936,901	17,453,718	-	2008(A)
DEVON VILLAGE	PA	4,856,379	25,846,910	4,176,408	4,856,379	30,023,318	34,879,697	7,359,210	27,520,487	-	2012(A)
POCONO PLAZA	PA	1,050,000	2,372,628	1,001,241	1,050,000	3,373,869	4,423,869	3,266,395	1,157,474	-	1973(C)
RIDGE PIKE PLAZA	PA	1,525,337	4,251,732	(3,445,413)	325,972	2,005,684	2,331,656	1,067,589	1,264,067	-	2008(A)
WHITELAND - HOBBY LOBBY	PA	176,666	4,895,360	1,447,703	176,666	6,343,063	6,519,729	2,735,654	3,784,075	-	1999(A)
WHITELAND TOWN CENTER	PA	731,888	2,927,551	59,067	731,888	2,986,618	3,718,506	1,688,275	2,030,231	-	1996(A)
HARRISBURG EAST SHOPPING CTR.	PA	452,888	6,665,238	10,823,352	3,002,888	14,938,590	17,941,478	7,505,883	10,435,595	-	2002(A)
TOWNSHIP LINE S.C.	PA	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,676,461	1,982,978	-	1996(A)
HORSHAM POINT	PA	3,813,247	18,189,450	207,022	3,813,247	18,396,472	22,209,719	2,197,127	20,012,592	-	2015(A)
HOLIDAY CENTER	PA	7,726,844	20,014,243	(4,342,789)	6,098,316	17,299,982	23,398,298	3,736,413	19,661,885	-	2015(A)
NORRITON SQUARE	PA	686,134	2,664,535	4,014,541	774,084	6,591,126	7,365,210	4,955,112	2,410,098	-	1984(A)
SEARS HARDWARE	PA	10,000	-	-	10,000	-	10,000	-	10,000	-	2015(C)
FRANKFORD AVENUE S.C.	PA	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,676,461	1,982,978	-	1996(A)
WEXFORD PLAZA	PA	6,413,635	9,774,600	9,811,076	6,299,299	19,700,012	25,999,311	4,672,156	21,327,155	-	2010(A)
LINCOLN SQUARE	PA	90,478,522	-	72,389,626	10,532,804	152,335,344	162,868,148	-	162,868,148	-	2017(C)
CRANBERRY TOWNSHIP-PARCEL 1&2	PA	10,270,846	30,769,592	1,152,285	6,070,254	36,122,469	42,192,723	3,147,693	39,045,030	-	2016(A)
CROSSROADS PLAZA	PA	788,761	3,155,044	13,276,456	976,439	16,243,822	17,220,261	10,236,230	6,984,031	-	1986(A)
SPRINGFIELD S.C.	PA	919,998	4,981,589	12,946,369	920,000	17,927,956	18,847,956	10,251,442	8,596,514	-	1983(A)
SHREWSBURY SQUARE S.C.	PA	8,066,107	16,997,997	(2,176,277)	6,171,638	16,716,189	22,887,827	2,540,597	20,347,230	-	2014(A)
WHITEHALL MALL	PA	-	5,195,577	-	-	5,195,577	5,195,577	2,975,246	2,220,331	-	1996(A)
WHOLE FOODS AT WYNNEWOOD	PA	15,042,165	-	11,782,090	13,772,394	13,051,861	26,824,255	587,371	26,236,884	-	2014(C)
SHOPPES AT WYNNEWOOD	PA	7,478,907	-	3,627,947	7,478,907	3,627,947	11,106,854	241,939	10,864,915	-	2015(C)
WEST MARKET ST. PLAZA	PA	188,562	1,158,307	41,712	188,562	1,200,019	1,388,581	1,177,425	211,156	-	1986(A)
REXVILLE TOWN CENTER	PR	24,872,982	48,688,161	7,708,424	25,678,064	55,591,503	81,269,567	33,332,955	47,936,612	-	2006(A)
PLAZA CENTRO - COSTCO	PR	3,627,973	10,752,213	1,573,414	3,866,206	12,087,394	15,953,600	6,861,281	9,092,319	-	2006(A)
PLAZA CENTRO - MALL	PR	19,873,263	58,719,179	11,279,620	19,408,112	70,463,950	89,872,062	35,363,672	54,508,390	-	2006(A)
PLAZA CENTRO - RETAIL	PR	5,935,566	16,509,748	2,193,596	6,026,070	18,612,840	24,638,910	9,803,465	14,835,445	-	2006(A)
PLAZA CENTRO - SAM'S CLUB	PR	6,643,224	20,224,758	2,766,593	6,520,090	23,114,485	29,634,575	21,639,814	7,994,761	-	2006(A)
LOS COLOBOS - BUILDERS SQUARE	PR	4,404,593	9,627,903	1,283,497	4,461,145	10,854,848	15,315,993	9,763,092	5,552,901	-	2006(A)
LOS COLOBOS - KMART	PR	4,594,944	10,120,147	789,782	4,402,338	11,102,535	15,504,873	9,889,185	5,615,688	-	2006(A)
LOS COLOBOS I	PR	12,890,882	26,046,669	4,948,282	13,613,375	30,272,458	43,885,833	16,576,693	27,309,140	-	2006(A)
LOS COLOBOS II	PR	14,893,698	30,680,556	5,698,650	15,142,300	36,130,604	51,272,904	20,072,967	31,199,937	-	2006(A)
WESTERN PLAZA - MAYAGUEZ ONE	PR	10,857,773	12,252,522	1,507,075	11,241,993	13,375,377	24,617,370	9,740,358	14,877,012	-	2006(A)
WESTERN PLAZA - MAYAGUEZ TWO	PR	16,874,345	19,911,045	3,718,253	16,872,647	23,630,996	40,503,643	16,343,909	24,159,734	-	2006(A)
MANATI VILLA MARIA SC	PR	2,781,447	5,673,119	1,465,441	2,606,588	7,313,419	9,920,007	4,318,633	5,601,374	-	2006(A)
PONCE TOWNE CENTER	PR	14,432,778	28,448,754	5,677,663	14,903,024	33,656,171	48,559,195	18,444,036	30,115,159	-	2006(A)
TRUJILLO ALTO PLAZA	PR	12,053,673	24,445,858	3,431,113	12,289,288	27,641,356	39,930,644	15,848,062	24,082,582	-	2006(A)
ST. ANDREWS CENTER	SC	730,164	3,132,092	19,158,955	730,164	22,291,047	23,021,211	11,215,826	11,805,385	-	1978(C)
WESTWOOD PLAZA	SC	1,744,430	6,986,094	14,195,199	1,726,833	21,198,890	22,925,723	4,480,724	18,444,999	-	1995(A)
WOODRUFF SHOPPING CENTER	SC	3,110,439	15,501,117	1,302,159	3,465,199	16,448,516	19,913,715	3,822,036	16,091,679	-	2010(A)
FOREST PARK	SC	1,920,241	9,544,875	46,791	1,920,241	9,591,666	11,511,907	1,713,102	9,798,805	-	2012(A)
OLD TOWNE VILLAGE	TN	-	4,133,904	4,214,858	-	8,348,762	8,348,762	6,169,272	2,179,490	-	1978(C)
CENTER OF THE HILLS	TX	2,923,585	11,706,145	2,785,660	2,923,585	14,491,805	17,415,390	5,988,829	11,426,561	-	2008(A)
GATEWAY STATION	TX	1,373,692	28,145,158	2,980,906	1,374,880	31,124,876	32,499,756	4,766,669	27,733,087	-	2011(A)
GATEWAY STATION PHASE II	TX	4,140,176	12,020,460	391,376	4,143,385	12,408,627	16,552,012	514,956	16,037,056	-	2017(A)
LAS TIENDAS PLAZA	TX	8,678,107	-	27,150,696	7,943,925	27,884,878	35,828,803	6,647,340	29,181,463	-	2005(C)
CONROE MARKETPLACE	TX	18,869,087	50,756,554	(3,206,438)	10,841,611	55,577,592	66,419,203	7,625,213	58,793,990	-	2015(A)
MONTGOMERY PLAZA	TX	10,739,067	63,065,333	(427,375)	10,738,796	62,638,229	73,377,025	10,292,303	63,084,722	27,364,178	2015(A)
PRESTON LEBANON CROSSING	TX	13,552,180	-	28,399,531	12,163,694	29,788,017	41,951,711	7,912,103	34,039,608	-	2006(C)
LAKE PRAIRIE TOWN CROSSING	TX	7,897,491	-	28,749,984	6,783,464	29,864,011	36,647,475	6,316,735	30,330,740	-	2006(C)
CENTER AT BAYBROOK	TX	6,941,017	27,727,491	12,232,730	6,928,120	39,973,118	46,901,238	17,822,217	29,079,021	-	1998(A)
CYPRESS TOWNE CENTER	TX	6,033,932	-	1,692,407	2,251,666	5,474,673	7,726,339	1,229,147	6,497,192	-	2003(C)
CYPRESS TOWNE CENTER	TX	12,329,195	36,836,381	1,284,624	8,644,145	41,806,055	50,450,200	3,847,926	46,602,274	-	2016(A)
CYPRESS TOWNE CENTER PHASE II	TX	2,061,477	6,157,862	(1,361,233)	270,374	6,587,732	6,858,106	754,993	6,103,113	-	2016(A)
THE CENTRE AT COPPERFIELD	TX	6,723,267	22,524,551	535,094	6,723,357	23,059,555	29,782,912	3,590,931	26,191,981	-	2015(A)
COPPERWOOD VILLAGE	TX	13,848,109	84,183,731	1,787,815	13,848,109	85,971,546	99,819,655	13,710,949	86,108,706	-	2015(A)
ATASCOCITA COMMONS SHOP.CTR.	TX	16,322,636	54,587,066	334,921	16,099,004	55,145,619	71,244,623	9,476,125	61,768,498	27,993,991	2013(A)
TOMBALL CROSSINGS	TX	8,517,427	28,484,450	668,500	7,964,894	29,705,483	37,670,377	5,016,941	32,653,436	-	2013(A)
COPPERFIELD VILLAGE SHOP.CTR.	TX	7,827,639	34,864,441	500,342	7,827,639	35,364,783	43,192,422	5,243,651	37,948,771	-	2015(A)
KROGER PLAZA	TX	520,340	2,081,356	1,509,185	520,340	3,590,541	4,110,881	2,012,011	2,098,870	-	1995(A)
ACCENT PLAZA	TX	500,414	2,830,835	-	500,414	2,830,835	3,331,249	1,609,778	1,721,471	-	1996(A)
WOODBRIDGE SHOPPING CENTER	TX	2,568,705	6,813,716	107,746	2,568,705	6,921,462	9,490,167	1,614,612	7,875,555	-	2012(A)
GRAND PARKWAY MARKETPLACE	TX	25,363,548	-	65,637,884	21,937,009	69,064,423	91,001,432	1,888,163	89,113,269	-	2014(C)
GRAND PARKWAY MARKETPLACE II	TX	13,436,447	-	37,823,988	13,218,908	38,041,527	51,260,435	227,580	51,032,855	-	2015(C)
BURKE TOWN PLAZA	VA	-	43,240,068	148,028	-	43,388,096	43,388,096	7,389,107	35,998,989	-	2014(A)
OLD TOWN PLAZA	VA	4,500,000	41,569,735	(15,361,974)	3,052,800	27,654,961	30,707,761	6,141,281	24,566,480	-	2007(A)
SUDLEY TOWNE PLAZA	VA	4,114,293	15,988,465	(8,878,436)	2,169,742	9,054,580	11,224,322	1,681,675	9,542,647	-	2015(A)
TOWNE SQUARE	VA	8,499,373	24,302,141	2,276,918	8,858,432	26,220,000	35,078,432	4,163,565	30,914,867	-	2014(A)
POTOMAC RUN PLAZA	VA	27,369,515	48,451,209	577,607	27,369,515	49,028,816	76,398,331	13,702,556	62,695,775	-	2008(A)
DULLES TOWN CROSSING	VA	53,285,116	104,175,738	(7,386)	53,285,116	104,168,352	157,453,468	17,943,630	139,509,838	-	2015(A)
DOCSTONE COMMONS	VA	3,839,249	11,468,264	473,394	3,903,963	11,876,944	15,780,907	913,189	14,867,718	-	2016(A)
DOCSTONE O/P - STAPLES	VA	1,425,307	4,317,552	(883,709)	1,167,588	3,691,562	4,859,150	374,065	4,485,085	-	2016(A)
STAFFORD MARKETPLACE	VA	26,893,429	86,449,614	347,103	26,893,429	86,796,717	113,690,146	12,171,070	101,519,076	-	2015(A)
GORDON PLAZA	VA	-	3,330,621	25,700	-	3,356,321	3,356,321	218,464	3,137,857	-	2017(A)
AUBURN NORTH	WA	7,785,841	18,157,625	8,267,985	7,785,841	26,425,610	34,211,451	7,766,935	26,444,516	-	2007(A)
THE MARKETPLACE AT FACTORIA	WA	60,502,358	92,696,231	4,477,043	60,502,358	97,173,274	157,675,632	20,942,726	136,732,906	55,049,645	2013(A)
FRONTIER VILLAGE SHOPPING CTR.	WA	10,750,863	36,387,020	96,299	10,750,863	36,483,319	47,234,182	6,987,088	40,247,094	-	2012(A)
GATEWAY SHOPPING CENTER	WA	6,937,929	11,270,322	6,023,649	6,937,929	17,293,971	24,231,900	1,101,984	23,129,916	-	2016(A)
OLYMPIA WEST OUTPARCEL	WA	360,000	799,640	100,360	360,000	900,000	1,260,000	148,269	1,111,731	-	2012(A)
FRANKLIN PARK COMMONS	WA	5,418,825	11,988,657	1,542,755	5,418,825	13,531,412	18,950,237	2,084,443	16,865,794	-	2015(A)
SILVERDALE PLAZA	WA	3,875,013	33,020,027	86,050	3,755,613	33,225,477	36,981,090	6,250,724	30,730,366	-	2012(A)
OTHER PROPERTY INTERESTS
EL MIRAGE	AZ	6,786,441	503,987	(1,256,377)	5,400,000	634,051	6,034,051	634,051	5,400,000	-	2008(C)
ASANTE RETAIL CENTER	AZ	8,702,635	3,405,683	2,866,808	11,039,472	3,935,654	14,975,126	3,564,804	11,410,322	-	2004(C)
SURPRISE SPECTRUM	AZ	4,138,760	94,572	(94,572)	4,138,760	-	4,138,760	-	4,138,760	-	2008(C)
LAKE WALES S.C.	FL	601,052	-	-	601,052	-	601,052	-	601,052	-	2009(A)
PLANTATION CROSSING	FL	7,524,800	-	(6,721,763)	803,037	-	803,037	-	803,037	-	2005(C)
LOWES S.C.	FL	1,620,203	-	(1,399,538)	220,665	-	220,665	-	220,665	-	2007(A)
TREASURE VALLEY	ID	6,501,240	-	(5,520,565)	519,811	460,864	980,675	460,864	519,811	-	2005(C)
22ND STREET PLAZA OUTPARCEL	IL	-	99,640	1,071,530	-	1,171,170	1,171,170	120,286	1,050,884	-	2001(A)
MARKETPLACE OF OAKLAWN	IL	-	678,668	108,483	-	787,151	787,151	784,200	2,951	-	1998(A)
LINWOOD-INDIANAPOLIS	IN	31,045	-	-	31,045	-	31,045	-	31,045	-	1991(A)
FLINT - VACANT LAND	MI	101,424	-	(10,000)	91,424	-	91,424	-	91,424	-	2012(A)
CHARLOTTE SPORTS & FITNESS CTR	NC	500,754	1,858,643	479,046	500,754	2,337,689	2,838,443	1,846,094	992,349	-	1986(A)
SENATE/HILLSBOROUGH CROSSING	NC	519,395	-	(169,395)	350,000	-	350,000	-	350,000	-	2003(A)
WAKEFIELD COMMONS III	NC	6,506,450	-	(5,397,400)	1,475,214	(366,164)	1,109,050	218,191	890,859	-	2001(C)
WAKEFIELD CROSSINGS	NC	3,413,932	-	(3,276,783)	137,149	-	137,149	-	137,149	-	2001(C)
HILLSBOROUGH PROMENADE	NJ	11,886,809	-	(6,632,045)	5,006,054	248,710	5,254,764	47,376	5,207,388	-	2001(C)
KEY BANK BUILDING	NY	1,500,000	40,486,755	(11,005,343)	668,637	30,312,775	30,981,412	19,859,365	11,122,047	-	2006(A)
NORTHPORT LAND PARCEL	NY	-	14,460	81,983	-	96,443	96,443	1,072	95,371	-	2012(A)
MERRY LANE (PARKING LOT)	NY	1,485,531	1,749	517,081	1,485,531	518,830	2,004,361	-	2,004,361	-	2007(A)
JERICHO ATRIUM	NY	10,624,099	20,065,496	807,434	10,624,099	20,872,930	31,497,029	3,737,113	27,759,916	-	2016(A)
BIRCHWOOD PARK	NY	3,507,162	4,126	(1,511,288)	2,000,000	-	2,000,000	-	2,000,000	-	2007(A)
STATEN ISLAND PLAZA	NY	5,600,744	6,788,460	(2,981,672)	9,407,532	-	9,407,532	-	9,407,532	-	2005(A)
HIGH PARK CTR RETAIL	OH	3,783,875	-	(3,298,325)	485,550	-	485,550	-	485,550	-	2001(C)
MCMINNVILLE PLAZA	OR	4,062,327	-	-	4,062,327	-	4,062,327	-	4,062,327	-	2006(C)
COULTER AVE. PARCEL	PA	577,630	1,348,019	15,283,061	16,795,296	413,414	17,208,710	28,529	17,180,181	-	2015(A)
MORRISVILLE S.C.	PA	340,000	1,360,000	(1,669,238)	30,762	-	30,762	-	30,762	-	1996(A)
BLUE RIDGE	Various	12,346,900	71,529,796	(36,024,104)	6,069,109	41,783,483	47,852,592	22,030,647	25,821,945	6,299,863	2005(A)
MICROPROPERTIES	TX	528,534	1,090,980	(1,266,986)	220,492	132,036	352,528	61,956	290,572	-	2012(A)
BALANCE OF PORTFOLIO (4)	Various	1,907,180	65,127,207	(12,574,380)	110	54,459,897	54,460,007	25,335,442	29,124,565	-

TOTALS		$2,953,511,558	$7,110,034,072	$1,813,644,865	$3,063,703,962	$8,813,486,533	$11,877,190,495	$2,385,287,743	$9,491,902,752	$492,416,135

(1) The negative balance for costs capitalized subsequent to acquisition could include parcels/out-parcels sold, assets held-for-sale, provision for losses and/or demolition of part of a property for redevelopment.

(2) Includes fair market value of debt adjustments, net and deferred financing costs, net.
(3) Shopping center includes active real estate under development project or land held for development.
(4) Includes fixtures, leasehold improvements and other costs capitalized.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements (in years)	5 to 50
Fixtures, building and leasehold improvements (including certain identified intangible assets)	Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $9.7 billion at December 31, 2018.

The changes in total real estate assets for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Balance, beginning of period	$12,653,444,998	$12,008,075,148	$11,568,809,126
Additions during period:
Acquisitions	3,420,020	438,125,265	181,719,189
Improvements	554,408,568	414,955,609	217,668,292
Transfers from unconsolidated joint ventures	-	329,194,717	615,511,560
Change in exchange rate	-	1,035,816	598,744
Deductions during period:
Sales	(767,246,512)	(315,954,464)	(391,758,149)
Transfers to unconsolidated joint ventures	(315,728,832)	-	-
Assets held for sale	(69,741,938)	(56,187,719)	(12,608,829)
Adjustment for fully depreciated assets	(72,992,791)	(107,660,366)	(80,660,536)
Adjustment of property carrying values	(108,373,018)	(58,139,008)	(91,204,249)
Balance, end of period	$11,877,190,495	$12,653,444,998	$12,008,075,148

The changes in accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Balance, beginning of period	$2,433,052,747	$2,278,291,645	$2,115,319,888
Additions during period:
Depreciation for year	293,667,298	368,919,387	344,179,201
Deductions during period:
Sales	(239,277,690)	(86,798,173)	(97,063,934)
Transfers to unconsolidated joint ventures	(11,634,554)	-	-
Assets held for sale	(17,527,267)	(19,699,746)	(3,482,974)
Adjustment for fully depreciated assets	(72,992,791)	(107,660,366)	(80,660,536)
Balance, end of period	$2,385,287,743	$2,433,052,747	$2,278,291,645

Reclassifications:

Certain Amounts in the Prior Period Have Been Reclassified in Order to Conform with the Current Period's Presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2018
(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Original Face Amount of Mortgages	Carrying Amount of Mortgages (b)	Principal Amount of Loans Subject to Delinquent Principal or Interest

Mortgage Loans:
Retail
Westport, CT	6.50%	Mar-33	I	$-	$5,014	$5,014	$-
Las Vegas, NV	12.00%	May-33	I	-	3,075	3,075	-
Miami, FL	7.57%	Jun-19	P& I	-	4,201	1,646	-
Miami, FL	7.57%	Jun-19	P& I	-	3,678	1,613	-
Nonretail
Oakbrook Terrace, IL	6.00%	Dec-24	I	-	1,950	1,950	-
Individually < 3% (c)	(d)	(e)	P&I	-	2,474	695	-
				-	20,392	13,993	-
Other Financing Loans:
Nonretail
Individually < 3% (f)	(g)	(h)	P&I	-	775	455	-

				$-	$21,167	$14,448	$-

(a) I = Interest only; P&I = Principal & Interest.
(b) The aggregate cost for Federal income tax purposes was approximately $14.4 million as of December 31, 2018.
(c) Comprised of three separate loans with original loan amounts ranging from $0.5 million to $1.4 million.
(d) Interest rates range from 6.88% to 7.41%.
(e) Maturity dates range from October 2019 to December 2030.
(f) Comprised of two separate loans with original loan amounts ranging from $0.2 million to $0.6 million.
(g) Interest rates range from 2.28% to 6.85%.
(h) Maturity dates range from April 2019 to April 2027.

For a reconciliation of mortgage and other financing receivables from January 1, 2016 to December 31, 2018, see Footnote 10 of the Notes to the Consolidated Financial Statements included in this Form 10-K.

The Company feels it is not practicable to estimate the fair value of each receivable as quoted market prices are not available.

The cost of obtaining an independent valuation on these assets is deemed excessive considering the materiality of the total receivables.