Form 10-Q
period 2019-03-31
KIMCO REALTY CORP
filed 2019-05-03
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

        N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share.	KIM	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 6.000% Class I Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprI	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.500% Class J Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprJ	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.625% Class K Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprK	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.125% Class L Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprL	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.250% Class M Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprM	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 24, 2019, the registrant had 422,040,439 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	March 31, 2019	December 31, 2018
Assets:
Real estate, net of accumulated depreciation and amortization of $2,393,946 and $2,385,287, respectively	$9,221,743	$9,250,519
Real estate under development	275,914	241,384
Investments in and advances to real estate joint ventures	566,928	570,922
Other real estate investments	201,880	192,123
Cash and cash equivalents	143,673	143,581
Accounts and notes receivable, net	183,650	184,528
Operating lease right-of-use assets, net	104,177	-
Other assets	372,235	416,043
Total assets (1)	$11,070,200	$10,999,100

Liabilities:
Notes payable, net	$4,383,413	$4,381,456
Mortgages and construction loan payable, net	485,341	492,416
Dividends payable	130,444	130,262
Operating lease liabilities	97,133	-
Other liabilities	553,327	560,231
Total liabilities (2)	5,649,658	5,564,365
Redeemable noncontrolling interests	23,684	23,682

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,996,240 shares; issued and outstanding (in series) 42,580 shares; Aggregate liquidation preference $1,064,500	43	43
Common stock, $.01 par value, authorized 750,000,000 shares; issued and outstanding 422,037,132 and 421,388,879 shares, respectively	4,220	4,214
Paid-in capital	6,119,855	6,117,254
Cumulative distributions in excess of net income	(804,241)	(787,707)
Total stockholders' equity	5,319,877	5,333,804
Noncontrolling interests	76,981	77,249
Total equity	5,396,858	5,411,053
Total liabilities and equity	$11,070,200	$10,999,100

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2019 and December 31, 2018 of $241,538 and $239,012, respectively.  See Footnote 11 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at March 31, 2019 and December 31, 2018 of $140,769 and $143,186, respectively.  See Footnote 11 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018

Revenues
Revenues from rental properties, net	$290,634	$299,717
Management and other fee income	4,376	4,361
Total revenues	295,010	304,078

Operating expenses
Rent	(2,692)	(2,818)
Real estate taxes	(39,347)	(40,434)
Operating and maintenance	(40,896)	(43,331)
General and administrative	(25,831)	(22,398)
Provision for doubtful accounts	-	(2,131)
Impairment charges	(4,175)	(7,646)
Depreciation and amortization	(71,561)	(81,382)
Total operating expenses	(184,502)	(200,140)

Gain on sale of properties/change in control of interests	23,595	56,971

Operating income	134,103	160,909

Other income/(expense)
Other income, net	2,622	6,179
Interest expense	(44,395)	(49,943)
Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other real estate investments, net	92,330	117,145

Provision for income taxes, net	(630)	(52)
Equity in income of joint ventures, net	18,754	16,913
Equity in income of other real estate investments, net	6,224	9,976

Net income	116,678	143,982

Net (income)/loss attributable to noncontrolling interests	(509)	108

Net income attributable to the Company	116,169	144,090

Preferred dividends	(14,534)	(14,589)

Net income available to the Company's common shareholders	$101,635	$129,501

Per common share:
Net income available to the Company:
-Basic	$0.24	$0.30
-Diluted	$0.24	$0.30

Weighted average shares:
-Basic	419,464	423,404
-Diluted	420,763	424,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018

Net income	$116,678	$143,982
Other comprehensive income:
Change in unrealized value on interest rate swap	-	278
Other comprehensive income	-	278

Comprehensive income	116,678	144,260

Comprehensive (income)/loss attributable to noncontrolling interests	(509)	108

Comprehensive income attributable to the Company	$116,169	$144,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

(in thousands)

		Accumulated
	Cumulative	Other						Total
	Distributions in	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Excess of Net Income	Income/(Loss)	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at January 1, 2018	$(754,375)	$(344)	41	$41	425,646	$4,256	$6,152,764	$5,402,342	$127,903	$5,530,245
Comprehensive income:
Net income	144,090	-	-	-	-	-	-	144,090	(108)	143,982
Other comprehensive income:								-		-
Change in unrealized loss on interest rate swap	-	278	-	-	-	-	-	278	-	278
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(92)	(92)
Dividends declared to common and preferred shares	(133,560)	-	-	-	-	-	-	(133,560)	-	(133,560)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,472)	(1,472)
Issuance of common stock	-	-	-	-	1,075	11	(11)	-	-	-
Repurchase of common stock	-	-	-	-	(1,600)	(16)	(24,260)	(24,276)	-	(24,276)
Surrender of restricted stock	-	-	-	-	(224)	(2)	(3,372)	(3,374)	-	(3,374)
Exercise of common stock options	-	-	-	-	3	-	30	30	-	30
Amortization of equity awards	-	-	-	-	-	-	4,719	4,719	-	4,719
Issuance of preferred stock	-	-	2	2	-	-	33,112	33,114	-	33,114
Acquisition/deconsolidation of noncontrolling interests	-	-	-	-	-	-	1,203	1,203	(48,395)	(47,192)
Balance at March 31, 2018	$(743,845)	$(66)	43	$43	424,900	$4,249	$6,164,185	$5,424,566	$77,836	$5,502,402

Balance at January 1, 2019	$(787,707)	$-	43	$43	421,389	$4,214	$6,117,254	$5,333,804	$77,249	$5,411,053
Net income	116,169	-	-	-	-	-	-	116,169	509	116,678
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(92)	(92)
Dividends declared to common and preferred shares	(132,703)	-	-	-	-	-	-	(132,703)	-	(132,703)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(685)	(685)
Issuance of common stock	-	-	-	-	783	8	(8)	-	-	-
Surrender of restricted common stock	-	-	-	-	(187)	(2)	(3,250)	(3,252)	-	(3,252)
Exercise of common stock options	-	-	-	-	52	-	681	681	-	681
Amortization of equity awards	-	-	-	-	-	-	5,178	5,178	-	5,178
Balance at March 31, 2019	$(804,241)	$-	43	$43	422,037	$4,220	$6,119,855	$5,319,877	$76,981	$5,396,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018

Cash flow from operating activities:
Net income	$116,678	$143,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,561	81,382
Impairment charges	4,175	7,646
Equity award expense	5,477	5,182
Gain on sale of properties/change in control of interests	(23,595)	(56,971)
Equity in income of joint ventures, net	(18,754)	(16,913)
Equity in income of other real estate investments, net	(6,224)	(9,976)
Distributions from joint ventures and other real estate investments	28,524	34,661
Change in accounts and notes receivable	878	5,224
Change in accounts payable and accrued expenses	2,837	10,371
Change in other operating assets and liabilities	(26,299)	(12,309)
Net cash flow provided by operating activities	155,258	192,279

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	-	(3,337)
Improvements to operating real estate	(51,345)	(40,384)
Acquisition of real estate under development	-	(4,592)
Improvements to real estate under development	(26,286)	(54,934)
Investments in marketable securities	(157)	-
Proceeds from sale/repayments of marketable securities	39	129
Investments in and advances to real estate joint ventures	(5,638)	(5,897)
Reimbursements of investments in and advances to real estate joint ventures	1,435	2,431
Investments in and advances to other real estate investments	(6,771)	(302)
Reimbursements of investments in and advances to other real estate investments	-	1,344
Investment in other financing receivable	(48)	-
Collection of mortgage loans receivable	160	335
Proceeds from sale of operating properties	72,069	184,633
Proceeds from insurance casualty claims	1,000	-
Net cash flow (used for)/provided by investing activities	(15,542)	79,426

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(3,224)	(161,547)
Principal payments on rental property debt	(3,137)	(3,485)
Proceeds from construction loan financing	3,300	-
Financing origination costs	(3)	(11)
Payment of early extinguishment of debt charges	(771)	-
Redemption/distribution of noncontrolling interests	(773)	(4,968)
Dividends paid	(132,521)	(130,241)
Proceeds from issuance of stock, net	681	33,144
Repurchase of common stock	-	(24,276)
Change in other financing liabilities	(3,176)	(521)
Net cash flow used for financing activities	(139,624)	(291,905)

Net change in cash and cash equivalents	92	(20,200)
Cash and cash equivalents, beginning of the period	143,581	238,513
Cash and cash equivalents, end of the period	$143,673	$218,313

Interest paid during the period including payment of early extinguishment of debt charges of $771 and $0, respectively (net of capitalized interest of $3,137 and $3,777, respectively)	$27,026	$29,084

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

2. Summary of Significant Accounting Policies

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2018 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Revenues and Trade Accounts Receivable -

The Company’s primary source of revenues are derived from lease agreements which fall under the scope of ASU 2016-02, Leases (Topic 842), (“Topic 842”) which includes rental income and reimbursement income. The Company also has revenues which are accounted for under ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) which include fees for services performed at various unconsolidated joint ventures for which the Company is the manager. These fees primarily include property and asset management fees, leasing fees, development fees and property acquisition/disposition fees. Also affected by Topic 606 are gains on sales of properties and tax increment financing (“TIF”) contracts. The Company presents its revenue streams on the Company’s Condensed Consolidated Statements of Income as Revenues from rental properties, net and Management and other fee income.

Revenues from rental properties, net

Revenues from rental properties, net are comprised of minimum base rent, percentage rent, lease termination fee income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments. Upon the adoption of Topic 842, the Company elected the lessor practical expedient to combine the lease and non-lease components and determined the lease component was the predominant component and as a result accounted for the combined components under Topic 842. Non-lease components include common area maintenance costs, real estate taxes and other operating expenses which are reimbursements paid to the Company from tenants. The combined components are included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income.

Base rental revenues from rental properties are recognized on a straight-line basis over the terms of the related leases. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recognized once the required sales level is achieved.  Rental income may also include payments received in connection with lease termination agreements.  Lease termination fee income is recognized when the lessee provides consideration in order to terminate an existing lease agreement and has vacated the leased space. If the lessee continues to occupy the leased space for a period of time after the lease termination is agreed upon, the termination fee is accounted for as a lease modification based on the modified lease term. Upon acquisition of real estate operating properties, the Company estimates the fair value of identified intangible assets and liabilities (including above-market and below-market leases, where applicable). The capitalized above-market or below-market intangible asset or liability is amortized to rental income over the estimated remaining term of the respective leases, which includes the expected renewal option period for below-market leases.

Also included in Revenues from rental properties, net are ancillary income and TIF income. Ancillary income is derived through various agreements relating to parking lots, clothing bins, temporary storage, vending machines, ATMs, trash bins and trash collections, seasonal leases, etc. The majority of the revenue derived from these sources are through lease agreements/arrangements and are recognized in accordance with the lease terms described in the lease. The Company has TIF agreements with certain municipalities and receives payments in accordance with the agreements. TIF reimbursement income is recognized on a cash-basis when received.

Trade Accounts Receivable

The Company reviews its trade accounts receivable, including its straight-line rent receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. The Company analyzes its accounts receivable, customer credit worthiness and current economic trends when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition claims. If a lessee’s accounts receivable balance is considered uncollectible the Company will write-off the receivable balances associated with the lease and cease to recognize lease income, including straight-line rent unless cash is received. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance and the lease income will then be limited to the lesser of (i) the straight-line rental income or (ii) the lease payments that have been collected from the lessee. The Company’s reported net earnings are directly affected by management’s estimate of the collectability of  its trade accounts receivable. Trade accounts receivable, primarily derived from expense reimbursements, that are being disputed by the lessee will not be written-off as it is presumed the Company will collect these receivables upon resolution with the tenant.

Leases -

The FASB issued Topic 842, which amended the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases.

The Company adopted this standard effective January 1, 2019 under the modified retrospective approach and elected the optional transition method to apply the provisions of Topic 842 as of the adoption date, rather than the earliest period presented. As such, the requirements of Topic 842 were not applied in the comparative periods presented in the Company’s Condensed Consolidated Financial Statements. The Company also elected the package of practical expedients, which permits it to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.

Lessor

In July 2018, the FASB issued guidance codified in ASU 2018-11, Leases - Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides a practical expedient, which allows lessors to combine non-lease components with the related lease components if (i) both the timing and pattern of transfer are the same for the non-lease component(s) and related lease component, and (ii) the lease component would be classified as an operating lease if accounted for separately. The single combined component is accounted for under Topic 842 if the lease component is the predominant component and is accounted for under Topic 606 if the non-lease components are the predominant components. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. The Company elected the practical expedient to combine its lease and non-lease components that meet the defined criteria and will account for the combined lease component under Topic 842 on a prospective basis.

As a lessor, the recognition of rental revenue remained mainly consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. The new standard defines initial direct costs as only the incremental costs that would not have been incurred if the lease had not been obtained. Under Topic 842 initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents and internal leasing commissions paid to employees for successful execution of lease agreements. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. Internal employee compensation, payroll-related benefits and certain external legal fees are considered indirect costs associated with the execution of lease agreements and will no longer be capitalized; these costs will be included in general and administrative expense. As a result of electing the package of practical expedients described above, existing leases and related initial direct costs have not been reassessed prior to the effective date and therefore adoption of the lease standard did not have an impact on the Company’s previously reported Condensed Consolidated Statements of Income for initial direct costs.

Lessee

The Company’s leases where it is the lessee primarily consist of ground leases and administrative office leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. The Company utilized an incremental borrowing rate based on the information available at adoption of Topic 842 in determining the present value of lease payments since these leases do not provide an implicit rate. Variable lease payments are excluded from the lease liabilities and corresponding ROU assets, as they are recognized in the period in which the obligation for those payments is incurred. Many of the Company’s lessee agreements include options to extend the lease, which it did not include in its minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. Upon the adoption of Topic 842, the Company recognized $106.0 million of ROU assets, including net intangible assets of $7.3 million, which were reclassified from Real estate, net to Operating lease right-of-use assets, net and $98.7 million of corresponding Operating lease liabilities for its operating leases on the Company’s Condensed Consolidated Balance Sheets. See Footnote 7 to the Notes to the Company’s Condensed Consolidated Financial Statements for further details.

Reclassifications -

      Certain amounts in the prior period have been reclassified in order to conform with the current period’s presentation. In conjunction with the adoption of Topic 842 discussed above, the Company reclassified $63.7 million of Reimbursement income and $5.6 million of Other rental property income to Revenues from rental properties, net on the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2018. The reclassification is solely for comparative purposes and the Company has not elected to adopt Topic 842 retrospectively.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its condensed consolidated financial statements.

New Accounting Pronouncements -

       The following table represents ASUs to the FASB’s ASC that, as of March 31, 2019, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

In November 2018, the FASB issued ASU 2018-19, which includes amendments to (i) clarify receivables arising from operating leases are within the scope of the new leasing standard (Topic 842) discussed below and (ii) align the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements. Early adoption is permitted as of the original effective date.

	January 1, 2020; Early adoption permitted	The Company is still assessing the impact on its financial position and/or results of operations.

The following ASUs to the FASB’s ASC have been adopted by the Company as of January 1, 2019:

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

ASU 2019-01, Leases (Topic 842): Codification Improvements

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

In January 2018, the FASB issued ASU 2018-01, which includes amendments to clarify that land easements are within the scope of the new leasing standard (Topic 842) and provide an optional transition practical expedient to not evaluate whether existing and expired land easements that were not previously accounted for as leases under current lease guidance in Topic 840 are to be accounted for or contain leases under Topic 842. Early adoption is permitted as of the original effective date.

In July 2018, the FASB issued ASU 2018-10, which includes amendments to clarify certain aspects of the new leasing standard. These amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments.

January 1, 2019

The Company adopted this standard using the modified retrospective approach.

The Company has identified certain leases and accounting policies which the adoption impacted, including its ground leases, administrative office leases, initial leasing costs and non-lease components.

See above for further details.

Additionally, during July 2018, the FASB issued ASU 2018-11, which includes (i) an additional transition method to provide transition relief on comparative reporting at adoption and (ii) an amendment to provide lessors with a practical expedient to combine lease and non-lease components of a contract if certain criteria are met. Under the transition option, companies can opt to not apply the new guidance, including its disclosure requirements, in the comparative periods they present in their financial statements in the year of adoption. The practical expedient allows lessors to elect, by class of underlying asset, to combine non-lease and associated lease components when certain criteria are met and requires them to account for the combined component in accordance with new revenue standard (Topic 606) if the non-lease components are the predominant component; conversely, if a lessor determines that the lease components are the predominant component, it requires them to account for the combined component as an operating lease in accordance with the new leasing standard (Topic 842).

In December 2018, the FASB issued ASU 2018-20, which includes narrow-scope improvements for lessors. The FASB amended the new leasing standard to allow lessors to make an accounting policy election not to evaluate whether sales taxes and similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. The amendments also require a lessor to exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf from variable payments and include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. In addition, the amendments clarify that when lessors allocate variable payments to lease and non-lease components they are required to follow the recognition guidance in the new leasing standard for the lease component and other applicable guidance, such as the new revenue standard, for the non-lease component.

In February 2019, the FASB issued 2019-01, which includes amendments to address the following:

(i) Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers;

(ii) Presentation on the statement of cash flows for sales-type and direct financing leases; and

(iii) Transition disclosures related to Topic 250, Accounting Changes and Error Corrections.

3. Operating Property Activities

Acquisitions of Operating Properties -

During the three months ended March 31, 2019, the Company acquired the following operating properties, in separate transactions, through direct asset purchases (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash*	GLA**
Bell Camino Out-parcel	Sun City, AZ	Jan-19	$5,678	45
Gateway at Donner Pass Out-parcel	Truckee, CA	Jan-19	13,527	40
Rancho Penasquitos Out-parcel	San Diego, CA	Jan-19	12,064	40
			$31,269	125

* The Company utilized an aggregate $31.0 million associated with Internal Revenue Code §1031 sales proceeds.

** Gross leasable area ("GLA")

Included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2019 is $0.3 million in revenue resulting from these acquisitions.

Purchase Price Allocations -

The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocations for properties acquired during the three months ended March 31, 2019, are as follows (in thousands):

	Allocation as of March 31, 2019	Weighted-Average Amortization Period (in Years)
Land	$8,266	n/a
Buildings	15,935	50.0
Building improvements	1,313	45.0
Tenant improvements	1,637	20.0
In-place leases	4,118	20.0
Net assets acquired	$31,269

Dispositions -

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Aggregate sales price/gross fair value	$74.2	$522.5
Gain on sale of properties/change in control of interests	$23.6	$57.0
Impairment charges	$1.0	$2.4
Number of operating properties sold/deconsolidated	5	20
Number of out-parcels sold	2	1

Impairments -

During the three months ended March 31, 2019, the Company recognized aggregate impairment charges of $4.2 million. These impairment charges consist of (i) $3.2 million related to adjustments to property carrying values for properties which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold period for such properties and (ii) $1.0 million related to the sale of certain operating properties, as discussed above. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third party offers. See Footnote 12 to the Notes to the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

4. Real Estate Under Development

The Company is engaged in various real estate development projects for long-term investment. The costs incurred to date for these real estate development projects are as follows (in thousands):

Property Name	Location	March 31, 2019	December 31, 2018
Dania Pointe – Phases II, III and IV	Dania Beach, FL	$180,216	$152,111
Mill Station	Owings Mills, MD	62,187	55,771
Promenade at Christiana (1)	New Castle, DE	33,511	33,502
Total*		$275,914	$241,384

* Includes capitalized costs of interest, real estate taxes, insurance, legal costs and payroll of $27.6 million and $24.9 million, as of March 31, 2019 and December 31, 2018, respectively.

(1)	Project to be developed in the future.

During the three months ended March 31, 2019, the Company capitalized (i) interest of $1.9 million, (ii) real estate taxes, insurance and legal costs of $0.3 million, and (iii) payroll of $0.5 million in connection with these real estate development projects.

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

The table below presents joint venture investments for which the Company held an ownership interest at March 31, 2019 and December 31, 2018 (dollars in millions):

	Ownership	The Company's Investment
Joint Venture	Interest	March 31, 2019	December 31, 2018
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	$175.1	$175.2
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	160.5	167.2
Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	140.0	135.0
Other Joint Venture Programs	Various	91.3	93.5
Total*		$566.9	$570.9

* Representing 105 property interests and 22.8 million square feet of GLA, as of March 31, 2019, and 109 property interests and 23.2 million square feet of GLA, as of December 31, 2018.

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

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
Joint Venture	2019	2018
KimPru and KimPru II	$2.9	$2.9
KIR	14.5	9.0
CPP	1.4	1.2
Other Joint Venture Programs	-	3.8
Total	$18.8	$16.9

During the three months ended March 31, 2019, certain of the Company’s real estate joint ventures disposed of four operating properties, in separate transactions, for an aggregate sales price of $54.5 million. These transactions resulted in an aggregate net gain to the Company of $3.4 million for the three months ended March 31, 2019.

During the three months ended March 31, 2018, certain of the Company’s real estate joint ventures disposed of two operating properties, in separate transactions, for an aggregate sales price of $17.1 million. These transactions resulted in an aggregate net gain to the Company of $2.1 million, before income taxes, for the three months ended March 31, 2018.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2019 and December 31, 2018 (dollars in millions):

	As of March 31, 2019			As of December 31, 2018
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$571.3	4.28%	46.0	$572.6	4.29%	49.0
KIR	638.2	4.45%	37.4	651.4	4.43%	40.4
CPP	84.6	4.04%	51.1	84.4	3.85%	54.0
Other Joint Venture Programs	452.5	4.22%	77.5	474.2	4.26%	78.6
Total	$1,746.6			$1,782.6

* Includes extension options

6. Other Real Estate Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of March 31, 2019, the Company’s net investment under the Preferred Equity Program was $186.6 million relating to 285 properties, including 273 net leased properties.  During the three months ended March 31, 2019, the Company recognized income of $6.5 million from its preferred equity investments, including $1.0 million in profit participation earned from a capital transaction. During the three months ended March 31, 2018, the Company recognized income of $10.0 million from its preferred equity investments, including $4.7 million in profit participation earned from two capital transactions. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

7. Leases

The Company adopted Topic 842, on January 1, 2019, and in connection with the adoption the Company recorded a ROU asset of $106.0 million and a corresponding lease liability of $98.7 million (see Footnote 2 to the Notes to the Company’s Condensed Consolidated Financial Statements for further discussion on the adoption of Topic 842). As the lessee, the Company currently leases real estate space under noncancelable operating lease agreements for ground leases and administrative office leases. The Company’s leases have remaining lease terms ranging from less than one year to 53 years, some of which include options to extend the terms for up to an additional 75 years. The Company does not include any of its renewal options in its lease terms for calculating its lease liability as the renewal options allow the Company to maintain operational flexibility and it is not reasonably certain it will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for the Company’s operating leases was 21.1 years at March 31, 2019. The weighted-average discount rate was 6.59% at March 31, 2019. The Company’s operating lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease by lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applied adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets.

The components of the Company’s lease expense, which are included in rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income, were as follows (in thousands):

Three Months Ended March 31, 2019
Lease cost:
Operating lease cost	$3,328
Variable lease cost	269
Total lease cost	$3,597

The future minimum lease payments to be paid under noncancelable operating leases in effect at March 31, 2019 and December 31, 2018, are as follows (in thousands):

Year Ending December 31,	As of March 31, 2019	As of December 31, 2018
2019	$9,677	$12,206
2020	10,868	9,901
2021	10,436	9,716
2022	9,968	9,236
2023	9,641	8,936
Thereafter	136,721	115,788
Total minimum lease payments	$187,311	$165,783

Less imputed interest	(90,178)
Total operating lease liabilities	$97,133

The future minimum revenues from rental properties under the terms of all noncancelable tenant operating leases in effect, assuming no new or renegotiated leases are executed for such premises, at March 31, 2019 and December 31, 2018, are as follows (in thousands):

Year Ending December 31,	As of March 31, 2019	As of December 31, 2018
2019	$616,714	$816,409
2020	789,616	769,074
2021	714,805	690,678
2022	618,956	594,638
2023	517,874	492,631
Thereafter	2,648,568	2,540,231
Total minimum revenues	$5,906,533	$5,903,661

8. Other Assets

Mortgages and Other Financing Receivables -

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of March 31, 2019, the Company had a total of 10 loans aggregating $14.4 million, all of which were identified as performing loans.

Assets Held-For-Sale -

At March 31, 2019, the Company had one consolidated property classified as held-for-sale at a net carrying amount of $4.6 million (including accumulated depreciation and amortization of $1.7 million). The Company’s determination of the fair value of the property was based upon an executed contract of sale with a third party. The book value of this property exceeded its estimated fair value, less costs to sell, and as such an impairment charge of $1.1 million was recognized. Additionally, the Company reclassified $3.0 million in mortgage debt related to this property to Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

9. Notes, Mortgages and Construction Loan Payable

Notes Payable -

As of March 31, 2019, the Company’s unsecured revolving credit facility of $2.25 billion had an outstanding balance of $100.0 million and $0.3 million appropriated for letters of credit.

Mortgages and Construction Loan Payable -

During the three months ended March 31, 2019, the Company repaid $3.2 million of mortgage debt that encumbered an operating property.

As of March 31, 2019, the Company’s construction loan commitment of $67.0 million relating to one of its development projects had an outstanding balance of $54.3 million.

10. Noncontrolling Interests

      Noncontrolling interests represent the portion of equity that the Company does not own in entities it consolidates as a result of having a controlling interest or determining that the Company was the primary beneficiary of a VIE in accordance with the provisions of the FASB’s Consolidation guidance.  The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Condensed Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Condensed Consolidated Statements of Income.

During the three months ended March 31, 2018, the Company acquired its partners’ interests in three consolidated entities, in two separate transactions, for an aggregate purchase price of $3.4 million. These transactions resulted in a net decrease in Noncontrolling interests of $4.6 million and a corresponding net increase in Paid-in capital of $1.2 million on the Company’s Condensed Consolidated Balance Sheets. There are no remaining partners in two of these consolidated entities.

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Condensed Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
Balance at January 1,	$23,682	$16,143
Income	92	92
Distributions	(90)	(89)
Balance at March 31,	$23,684	$16,146

11. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at March 31, 2019 and December 31, 2018, are 23 consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At March 31, 2019, total assets of these VIEs were $1.1 billion and total liabilities were $76.1 million. At December 31, 2018, total assets of these VIEs were $1.1 billion and total liabilities were $75.2 million.

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

Additionally, included within the Company’s real estate development projects at March 31, 2019 and December 31, 2018, is one consolidated entity that is a VIE, for which the Company is the primary beneficiary. This entity has been established to develop a real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership and management of this property. This entity was deemed a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest. At March 31, 2019, total assets of this real estate development VIE were $295.9 million and total liabilities were $64.7 million. At December 31, 2018, total assets of this real estate development VIE were $275.6 million and total liabilities were $68.0 million.

Substantially all the projected remaining development costs to be funded for this real estate development project, aggregating $96.8 million, will be funded with capital contributions from the Company, when contractually obligated, and/or construction loan financing. The Company has not provided financial support to this VIE that it was not previously contractually required to provide.

All liabilities of these consolidated VIEs are non-recourse to the Company (“VIE Liabilities”). The assets of the unencumbered VIEs are not restricted for use to settle only the obligations of these VIEs. The remaining VIE assets are encumbered by third party non-recourse mortgage debt and a construction loan. The assets associated with these encumbered VIEs (“Restricted Assets”) are collateral under the respective mortgages and a construction loan and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The table below summarizes the consolidated VIEs and the classification of the Restricted Assets and VIE Liabilities on the Company’s Condensed Consolidated Balance Sheets as follows (dollars in millions):

	As of March 31, 2019	As of December 31, 2018
Number of unencumbered VIEs	20	20
Number of encumbered VIEs	4	4
Total number of consolidated VIEs	24	24

Restricted Assets:
Real estate, net	$229.4	$229.2
Cash and cash equivalents	5.2	4.4
Accounts and notes receivable, net	2.9	2.1
Other assets	4.0	3.3
Total Restricted Assets	$241.5	$239.0

VIE Liabilities:
Mortgages and construction loan payable, net	$88.0	$83.8
Other liabilities	52.8	59.4
Total VIE Liabilities	$140.8	$143.2

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1)	$4,383,413	$4,302,177	$4,381,456	$4,126,450
Mortgages and construction loan payable, net (2)	$485,341	$483,412	$492,416	$486,341

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its unsecured revolving credit facility was classified within Level 3 of the fair value hierarchy.  The estimated fair value amounts classified as Level 2, as of March 31, 2019 and December 31, 2018, were $4.2 billion and $4.0 billion, respectively. The estimated fair value amounts classified as Level 3, as of March 31, 2019 and December 31, 2018, were $97.9 million and $97.6 million, respectively.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2019	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$10,705	$10,705	$	$-

	Balance at December 31, 2018	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$9,045	$9,045	$-	$-

Assets measured at fair value on a non-recurring basis during the three months ended March 31, 2019 and the year ended December 31, 2018, are as follows (in thousands):

	Balance at March 31, 2019	Level 1	Level 2	Level 3

Real estate	$13,700	$-	$-	$13,700

	Balance at December 31, 2018	Level 1	Level 2	Level 3

Real estate	$99,693	$-	$-	$99,693
Investments in real estate joint ventures (1)	$62,429	$-	$-	$62,429

(1)	Fair value measurement as of date of deconsolidation.

During the three months ended March 31, 2019 and 2018, the Company recognized impairment charges related to adjustments to property carrying values of $4.2 million and $7.6 million, respectively. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third party offers. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion regarding impairment charges).

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

The Company recognized expenses associated with its equity awards of $5.5 million and $5.2 million for the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019, the Company had $46.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.2 years.

14. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended
	March 31,
	2019	2018
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$101,635	$129,501
Earnings attributable to participating securities	(625)	(599)
Net income available to the Company’s common shareholders for basic earnings per share	101,010	128,902
Distributions on convertible units	25	244
Net income available to the Company’s common shareholders for diluted earnings per share	$101,035	$129,146

Weighted average common shares outstanding – basic	419,464	423,404
Effect of dilutive securities (1):
Equity awards	1,182	287
Assumed conversion of convertible units	117	830
Weighted average common shares outstanding – diluted	420,763	424,521

Net income available to the Company's common shareholders:
Basic earnings per share	$0.24	$0.30
Diluted earnings per share	$0.24	$0.30

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 1.3 million and 3.3 million stock options that were not dilutive as of March 31, 2019 and 2018, respectively.

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

15. Stockholders’ Equity

Preferred Stock -

The Company’s outstanding Preferred Stock is detailed below:

As of March 31, 2019 and December 31, 2018
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

Common Stock -

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended March 31, 2019. As of March 31, 2019, the Company had $224.9 million available under this common share repurchase program.

Dividends Declared -

The following table provides a summary of the dividends declared per share:

	Three Months Ended March 31,
	2019	2018
Common Shares	$0.2800	$0.2800
Class I Depositary Shares	$0.3750	$0.3750
Class J Depositary Shares	$0.3438	$0.3438
Class K Depositary Shares	$0.3516	$0.3516
Class L Depositary Shares	$0.3203	$0.3203
Class M Depositary Shares	$0.3281	$0.3281

16. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
Acquisition of real estate interests through proceeds held in escrow	$30,970	$-
Disposition of real estate interests by foreclosure of debt	$-	$7,444
Forgiveness of debt due to foreclosure	$-	$12,415
Surrender of restricted common stock	$3,252	$3,374
Declaration of dividends paid in succeeding period	$130,444	$132,209
Capital expenditures accrual	$70,976	$84,932
Deconsolidation of Joint Ventures:
Decrease in real estate and other assets	$-	$300,299
Increase in investments in and advances to real estate joint ventures	$-	$62,429
Decrease in mortgages and construction loan payable, other liabilities and noncontrolling interests	$-	$248,274

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations and management’s ability to estimate the impact of such changes, (vi) the level and volatility of interest rates and managements’ ability to estimate the impact thereof, (vii) risks related to the Company’s international operations, (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (ix) valuation and risks related to the Company’s joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges, (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xvi) the risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2018. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s Current Reports on Form 8-K that the Company files with the Securities and Exchange Commission (“SEC”).

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of March 31, 2019, the Company had interests in 430 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 75.5 million square feet of gross leasable area (“GLA”), located in 27 states and Puerto Rico. In addition, the Company had 289 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 4.7 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

The Company’s operating strategies are to (i) own and operate its shopping center properties at their highest potential through maximizing and maintaining rental income and occupancy levels, (ii) attract local area customers to its shopping centers, which offer off-price merchandise and day-to-day necessities rather than high-priced luxury items, and (iii) maintain a strong balance sheet.

The Company’s investment strategy is to invest capital into high quality assets focusing on major metropolitan-area U.S. markets, predominantly on the East and West coasts and in the Sunbelt region, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry while disposing of lesser quality assets in less desirable locations. Through this strategy, the Company has steadily progressed in its transformation of its portfolio and will continue these efforts as deemed necessary to maximize the quality and growth of its portfolio. The properties acquired are primarily located in major metropolitan areas allowing tenants to generate higher foot traffic resulting in higher sales volume. The Company believes that this will enable it to maintain higher occupancy levels, rental rates and rental growth. In addition, the Company, on a selective basis, has embarked on several ground-up development and re-development projects which include residential and mixed-use components.

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

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2019, as compared to the corresponding period in 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018	$ Change

Revenues
Revenues from rental properties, net (1)	$290,634	$299,717	$(9,083)
Management and other fee income	4,376	4,361	15
Operating expenses
Rent (2)	(2,692)	(2,818)	126
Real estate taxes	(39,347)	(40,434)	1,087
Operating and maintenance (3)	(40,896)	(43,331)	2,435
General and administrative (4)	(25,831)	(22,398)	(3,433)
Provision for doubtful accounts	-	(2,131)	2,131
Impairment charges	(4,175)	(7,646)	3,471
Depreciation and amortization	(71,561)	(81,382)	9,821
Gain on sale of properties/change in control of interests	23,595	56,971	(33,376)
Other income/(expense)
Other income, net	2,622	6,179	(3,557)
Interest expense	(44,395)	(49,943)	5,548
Provision for income taxes, net	(630)	(52)	(578)
Equity in income of joint ventures, net	18,754	16,913	1,841
Equity in income of other real estate investments, net	6,224	9,976	(3,752)
Net (income)/loss attributable to noncontrolling interests	(509)	108	(617)
Preferred dividends	(14,534)	(14,589)	55
Net income available to the Company's common shareholders	$101,635	$129,501	$(27,866)
Net income available to the Company:
Diluted per common share	$0.24	$0.30	$(0.06)

(1)

The Company reclassified $63.7 million of Reimbursement income and $5.6 million of Other rental property income to Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2018. See Footnote 2 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional disclosure.

(2)	Rent expense relates to ground lease payments for which the Company is the lessee.
(3)

Operating and maintenance expense consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses.

(4)

General and administrative expense include employee-related expenses (including salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense and other company-specific expenses.

Net income available to the Company’s common shareholders was $101.6 million for the three months ended March 31, 2019, as compared to $129.5 million for the comparable period in 2018. On a diluted per share basis, net income available to the Company for the three months ended March 31, 2019, was $0.24 as compared to $0.30 for the comparable period in 2018.

The following describes the changes of certain line items included in Net income available to the Company’s common shareholders on the Company’s Condensed Consolidated Statements of Income, which it believes represent items that have significant changes during the three months ended March 31, 2019, as compared to the corresponding period in 2018:

Revenue from rental properties, net –

The decrease in Revenues from rental properties, net of $9.1 million for the three months ended March 31, 2019, as compared to the corresponding period in 2018, is primarily from (i) the combined effect of a decrease in revenues of $21.8 million from properties sold during 2019 and 2018, partially offset by (ii) the completion of certain redevelopment and development projects, acquisitions, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the three months ended March 31, 2019 of $12.7 million, as compared to the corresponding period in 2018.

General and administrative –

The increase in General and administrative of $3.4 million for the three months ended March 31, 2019, as compared to the corresponding period in 2018, is primarily due to a decrease in capitalization of personnel costs due to the completion of certain development projects and decreased capitalization of internal leasing commissions in association with the adoption of Topic 842.

Impairment charges –

During the three months ended March 31, 2019 and 2018, the Company recognized impairment charges related to adjustments to property carrying values of $4.2 million and $7.6 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Depreciation and amortization –

The decrease in Depreciation and amortization of $9.8 million for the three months ended March 31, 2019, as compared to the corresponding period in 2018, is primarily due to (i) a decrease of $6.5 million resulting from property dispositions in 2019 and 2018, (ii) a decrease of $2.4 million related to the acceleration of depreciable lives of assets within the Company’s redevelopment projects during the three months ended March 31, 2018 and (iii) a decrease related to tenant vacates and write-offs of depreciable assets of $0.9 million.

Gain on sale of properties/change in control of interests –

During the three months ended March 31, 2019, the Company disposed of five operating properties and two out-parcels, in separate transactions, for an aggregate sales price of $74.2 million. These transactions resulted in aggregate gains of $23.6 million and aggregate impairment charges of $1.0 million.

During the three months ended March 31, 2018, the Company disposed of 20 operating properties (including the deconsolidation of one property) and one out-parcel, in separate transactions, for an aggregate sales price of $522.5 million. These transactions resulted in aggregate gains of $57.0 million and aggregate impairment charges of $2.4 million.

Other income, net –

The decrease in Other income, net of $3.6 million for the three months ended March 31, 2019, as compared to the corresponding period in 2018, is primarily due to (i) the recognition of gain on forgiveness of debt of $4.3 million and relief of accrued interest expense of $3.4 million resulting from the foreclosure of an encumbered property during the three months ended March 31, 2018, partially offset by (ii) the recognition of a net gain on changes in fair value of available-for-sale marketable securities of $3.0 million for the three months ended March 31, 2019, as compared to the corresponding period in 2018 and (iii) the recognition of $1.0 million in income relating to the Company’s Puerto Rico properties, resulting from the receipt of casualty insurance claims in excess of the value of the assets written off during the three months ended March 31, 2019.

Interest expense –

The decrease in Interest expense of $5.5 million for the three months ended March 31, 2019, as compared to the corresponding period in 2018, is primarily the result of the repayment of maturing debt during 2019 and 2018 and lower levels of borrowings during the three months ended March 31, 2019, as compared to the corresponding period in 2018.

Equity in income of other real estate investments, net –

The decrease in Equity in income of other real estate investments, net of $3.8 million for the three months ended March 31, 2019, as compared to the corresponding period in 2018, is primarily due to a decrease in earnings and profit participation from capital transactions related to the Company’s Preferred Equity Program during the three months ended March 31, 2019, as compared to the corresponding period in 2018.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At March 31, 2019, the Company’s five largest tenants were TJX Companies, Home Depot, Ahold Delhaize USA, Albertsons and PetSmart, which represented 3.8%, 2.6%, 2.2%, 2.0% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgages and construction loan financing, and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.25 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents, beginning of the period	$143,581	$238,513
Net cash flow provided by operating activities	155,258	192,279
Net cash flow (used for)/provided by investing activities	(15,542)	79,426
Net cash flow used for financing activities	(139,624)	(291,905)
Net change in cash and cash equivalents	92	(20,200)
Cash and cash equivalents, end of the period	$143,673	$218,313

Operating Activities

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility, and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.

Net cash flow provided by operating activities for the three months ended March 31, 2019, was $155.3 million, as compared to $192.3 million for the comparable period in 2018. The decrease of $37.0 million is primarily attributable to:

●	changes in operating assets and liabilities due to timing of receipts and payments;
●	the disposition of operating properties in 2019 and 2018; and
●	a decrease in distributions from the Company’s joint venture programs; partially offset by
●	new leasing, expansion and re-tenanting of core portfolio properties; and
●	the acquisition of operating properties during 2019.

During the three months ended March 31, 2019 and 2018, the Company capitalized personnel costs of $0.6 million and $2.9 million, respectively, relating to deferred leasing costs.

Investing Activities

Net cash flow used for investing activities was $15.5 million for the three months ended March 31, 2019, as compared to net cash flow provided by investing activities of $79.4 million for the comparable period in 2018.

Investing activities during 2019 primarily consisted of:

Cash inflows:

●	$72.1 million in proceeds from the sale of five consolidated operating properties and two out-parcels.

Cash outflows:

●	$77.6 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development; and
●

$12.4 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio, and investments in other real estate investments, primarily related to repayment of a mortgage within the Company’s Preferred Equity Program.

Investing activities during 2018 primarily consisted of:

Cash inflows:

●	$184.6 million in proceeds from the sale of 19 consolidated operating properties, one out-parcel and four land parcels.

Cash outflows:

●	$95.3 million for improvements to operating real estate related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●	$7.9 million for acquisition of operating real estate and other related net assets, including one land parcel, and acquisition of real estate under development related to one development project; and
●	$5.9 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio.

Acquisitions of Operating Real Estate and Other Related Net Assets -

       During the three months ended March 31, 2019 and 2018, the Company expended $0 million (after use of §1031 proceeds of $31.0 million) and $3.3 million, respectively, towards the acquisition of operating real estate properties and parcels adjacent to operating real estate properties. The Company anticipates spending approximately $20.0 million to $45.0 million towards the acquisition of operating properties for the remainder of 2019. The Company intends to fund these acquisitions with net cash flow provided by operating activities, proceeds from property dispositions and availability under its Credit Facility.

Improvements to Operating Real Estate -

During the three months ended March 31, 2019 and 2018, the Company expended $51.3 million and $40.4 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Redevelopment and renovations	$36,357	$28,477
Tenant improvements and tenant allowances	11,937	9,851
Other	3,051	2,056
Total improvements (1)	$51,345	$40,384

(1)

During the three months ended March 31, 2019 and 2018, the Company capitalized payroll of $1.1 million and $0.9 million, respectively, and capitalized interest of $1.2 million and $0.7 million, respectively, in connection with the Company’s improvements to operating real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2019 will be approximately $200.0 million to $250.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company’s Credit Facility.

Real Estate Under Development -

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments. As of March 31, 2019, the Company had in progress a total of two active real estate development projects and one project held for future development. During the three months ended March 31, 2019 and 2018, the Company expended $26.3 million and $54.9 million, respectively, towards improvements to real estate under development. The Company capitalized (i) interest of $1.9 million and $3.0 million, (ii) real estate taxes, insurance and legal costs of $0.3 million and $0.7 million and (iii) payroll of $0.5 million and $0.4 million during the three months ended March 31, 2019 and 2018, respectively, in connection with its real estate development projects. The Company anticipates the total remaining costs to complete these active projects to be approximately $125.0 million to $175.0 million. The Company anticipates its capital commitment toward these development projects for the remainder of 2019 will be approximately $75.0 million to $125.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities, construction financing, where applicable, and availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $139.6 million for the three months ended March 31, 2019, as compared to $291.9 million for the comparable period in 2018.

Financing activities during 2019 primarily consisted of:

Cash inflows:

●	$3.3 million in proceeds from construction loan financing at one development project.

Cash outflows:

●	$132.5 million of dividends paid; and
●	$6.4 million for principal payments on debt (related to the repayment of debt on an encumbered property), including normal amortization on rental property debt.

Financing activities during 2018 primarily consisted of:

Cash inflows:

●	$33.1 million in proceeds primarily from the exercise of the Class M Preferred Stock over-allotment option.

Cash outflows:

●	$165.0 million for principal payments on debt (related to the repayment of debt on two encumbered properties), including normal amortization on rental property debt;
●	$130.2 million of dividends paid;
●	$24.3 million for the repurchase of common stock; and
●	$5.0 million for redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership units by consolidated subsidiaries.

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

Debt maturities for 2019 consist of: $45.4 million of unconsolidated joint venture debt and $26.3 million of debt included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available. These debt maturities are anticipated to be repaid through operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales and partner capital contributions, as deemed appropriate.

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

Common Stock –

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended March 31, 2019. As of March 31, 2019, the Company had $224.9 million available under this common share repurchase program.

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of March 31, 2019
Consolidated Indebtedness to Total Assets	<65%	37%
Consolidated Secured Indebtedness to Total Assets	<40%	4%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.8x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.7x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; and the Seventh Supplemental Indenture dated as of April 24, 2014, each as filed with the SEC. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2018 for specific filing information.

Credit Facility -

The Company has a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (3.37% as of March 31, 2019), can be increased to $2.75 billion through an accordion feature. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of March 31, 2019, the Credit Facility had a balance of $100.0 million outstanding and $0.3 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of March 31, 2019
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	38%
Total Priority Indebtedness to GAV	<35%	3%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.2x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.0x

For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 1, 2018, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2018.

Mortgages and Construction Loan Payable –

During the three months ended March 31, 2019, the Company repaid $3.2 million of mortgage debt that encumbered an operating property.

In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one of its development projects. This loan commitment is scheduled to mature in August 2020, with six additional six-month options to extend the maturity date to August 2023 and bears interest at a rate of LIBOR plus 180 basis points (4.29% as of March 31, 2019). As of March 31, 2019, the construction loan had a balance of $54.3 million outstanding.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loan financing to partially fund the capital needs of its real estate development projects. As of March 31, 2019, the Company had over 320 unencumbered property interests in its portfolio.

Dividends –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for common and preferred issuances of stock for the three months ended March 31, 2019 and 2018 were $132.5 million and $130.2 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On January 29, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on April 2, 2019, which was paid on April 15, 2019. Additionally, on April 30, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on July 2, 2019, which is scheduled to be paid on July 15, 2019.

The Company’s Board of Directors also declared quarterly dividends with respect to the Company’s various classes of cumulative redeemable preferred shares (Classes I, J, K, L and M). All dividends on the preferred shares were paid on April 15, 2019 to shareholders of record on April 1, 2019. Additionally, the Company’s Board of Directors also declared quarterly dividends with respect to the Company’s various classes of cumulative redeemable preferred shares (Classes I, J, K, L and M). All dividends on the preferred shares are scheduled to be paid on July 15, 2019, to shareholders of record on July 1, 2019.

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

The Company expects to collect property insurance proceeds (net of deductible) equal to the replacement cost of its damaged property, currently estimated to be approximately $30.3 million. As of March 31, 2019, the Company has collected property insurance proceeds totaling $21.2 million to date, which exceeds the $16.0 million previously written off due to property damage by $5.2 million. During the three months ended March 31, 2019, the Company collected property insurance proceeds of $1.0 million and recognized this as income included in Other income, net on the Company’s Condensed Consolidated Statements of Income.

The Company’s business interruption insurance covers lost revenues as a result of the hurricane for a period of up to one year. After the expiration of one year following the loss, the policy has 365 days of an extended period of indemnity which provides business interruption coverage in the event the properties have not fully recovered from the storm. Although the Company primarily recovered its business interruption insurance claims during 2018 and 2017, it will continue to assess and process any future business interruption claims for the extended period of indemnity and will submit insurance claims for its losses, if any, under its business interruption insurance policy.

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

Funds From Operations

Funds From Operations (“FFO”) is a supplemental non-GAAP financial measure utilized to evaluate the operating performance of real estate companies. In December 2018, the National Association of Real Estate Investment Trusts (“NAREIT”) issued “NAREIT Funds From Operations White Paper – 2018 Restatement” which clarifies, where necessary, existing guidance and consolidates alerts and policy bulletins into a single document for ease of use.  NAREIT defines FFO as net income/(loss) available to the Company’s common shareholders computed in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis. Included in the 2018 Restatement is an option for the Company to make an election to include or exclude gains and losses on the sale of assets and impairments of assets incidental to its main business in the calculation of FFO. The main business of a REIT is acquiring, owning, operating, developing and redeveloping real estate in conjunction with its rental of real estate.  Incidental assets may include, but are not limited to, land peripheral to operating properties, property developed for sale, and securities. The NAREIT FFO White Paper – 2018 Restatement (“FFO White Paper - 2018 Restatement”) is effective for annual periods beginning after December 31, 2018 and interim periods reported within those periods.

As a result of adopting the FFO White Paper - 2018 Restatement, the Company has elected to exclude gains and losses on the sale of assets and impairments of assets incidental to its main business and to exclude mark-to-market changes in value of its equity securities in calculating FFO. As such, the Company will no longer include gains/impairments on land parcels, gains/losses (realized or unrealized) from marketable securities or gains/impairments on preferred equity participations in NAREIT defined FFO.

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

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted, is reflected in the table below (in thousands, except per share data). In conjunction with the adoption of NAREIT’s FFO White Paper – 2018 Restatement, the Company has reclassified $3.5 million from transactional income into FFO available to the Company’s common shareholders for the three months ended March 31, 2018, relating to incidental gains and losses on the sale of assets and mark-to-market changes in equity securities.  This reclassification had no impact on FFO available to the Company’s common shareholders as adjusted for the three months ended March 31, 2018.

	Three Months Ended March 31,
	2019	2018
Net income available to the Company’s common shareholders	$101,635	$129,501
Gain on sale of properties/change in control of interests	(23,595)	(57,423)
Gain on sale of joint venture properties	(4,690)	(2,039)
Depreciation and amortization - real estate related	71,260	78,992
Depreciation and amortization - real estate joint venture	10,161	9,284
Impairment charges	6,408	7,714
Profit participation from other real estate investments, net	(1,030)	(4,728)
(Gain)/loss on marketable securities	(1,503)	1,510
Noncontrolling interests (1)	(248)	(1,418)
FFO available to the Company’s common shareholders	158,398	161,393
Transactional (income)/expense:
Severance costs	-	693
Gain on forgiveness of debt	-	(4,274)
Other income, net	(1,000)	-
Total transactional income, net	(1,000)	(3,581)
FFO available to the Company's common shareholders as adjusted	$157,398	$157,812
Weighted average shares outstanding for FFO calculations:
Basic	419,464	423,404
Units	927	933
Dilutive effect of equity awards	1,182	287
Diluted (2)	421,573	424,624

FFO per common share – basic	$0.38	$0.38
FFO per common share – diluted (2)	$0.38	$0.38
FFO as adjusted per common share – basic	$0.38	$0.37
FFO as adjusted per common share – diluted (2)	$0.37	$0.37

(1)	Related to gains, impairment and depreciation on properties, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $261 and $264 for the three months ended March 31, 2019 and 2018, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

Same Property Net Operating Income (“Same property NOI”)

Same property NOI is a supplemental non-GAAP financial measure of real estate companies’ operating performance and should not be considered an alternative to net income in accordance with GAAP or cash flows from operations as a measure of liquidity. The Company considers Same property NOI as an important operating performance measure because it is frequently used by securities analysts and investors to measure only the net operating income of properties that have been owned by the Company for the entire current and prior year reporting periods. It excludes properties under redevelopment, development and pending stabilization; properties are deemed stabilized at the earlier of (i) reaching 90% leased or (ii) one year following a project’s inclusion in operating real estate. Same property NOI assists in eliminating disparities in net income due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of the Company's properties.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income available to the Company’s common shareholders	$101,635	$129,501
Adjustments:
Management and other fee income	(4,376)	(4,361)
General and administrative	25,831	22,398
Impairment charges	4,175	7,646
Depreciation and amortization	71,561	81,382
Gain on sale of properties/change in control of interests	(23,595)	(56,971)
Interest and other expense, net	41,773	43,764
Provision for income taxes, net	630	52
Equity in income of other real estate investments, net	(6,224)	(9,976)
Net income/(loss) attributable to noncontrolling interests	509	(108)
Preferred dividends	14,534	14,589
Non same property net operating income	(26,258)	(34,995)
Non-operational expense from joint ventures, net	14,793	14,372
Same property NOI	$214,988	$207,293

Same property NOI increased by $7.7 million or 3.7% for the three months ended March 31, 2019, as compared to the corresponding period in 2018. This increase is primarily the result of (i) an increase of $6.7 million related to lease-up and rent commencements in the portfolio and (ii) an increase in other property income of $1.0 million.

Leasing Activity

During the three months ended March 31, 2019, the Company executed 252 leases totaling over 2.6 million square feet in the Company’s consolidated operating portfolio comprised of 77 new leases and 175 renewals and options. The leasing costs associated with new leases are estimated to aggregate $23.8 million or $51.26 per square foot. These costs include $19.5 million of tenant improvements and $4.3 million of external leasing commissions. The average rent per square foot on new leases was $23.06 and on renewals and options was $13.89.

Tenant Lease Expirations

At March 31, 2019, the Company has a total of 5,573 leases in the U.S. consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	166	554	$11,477	1.4%
2019	391	1,834	$35,109	4.3%
2020	755	5,139	$85,525	10.4%
2021	775	6,037	$91,617	11.1%
2022	800	6,104	$103,191	12.5%
2023	731	6,031	$100,887	12.2%
2024	516	4,966	$80,101	9.7%
2025	245	2,093	$38,660	4.7%
2026	237	3,609	$51,890	6.3%
2027	250	3,284	$50,105	6.1%
2028	327	3,399	$62,910	7.6%
2029	200	2,546	$39,987	4.9%

(1)	Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of March 31, 2019, with corresponding weighted average interest rates sorted by maturity date. The table does not include extension options where available (amounts in millions).

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$103.4	$149.3	$150.1	$11.9	$17.2	$431.9	$428.6
Average Interest Rate	-	5.46%	5.39%	4.05%	3.23%	6.83%	4.94%

Floating Rate	$-	$53.4	$-	$-	$-	$-	$53.4	$54.8
Average Interest Rate	-	4.29%	-	-	-	-	4.29%

Unsecured Debt
Fixed Rate	$-	$-	$483.4	$496.2	$347.8	$2,959.8	$4,287.2	$4,204.3
Average Interest Rate	-	-	3.20%	3.40%	3.13%	3.59%	3.49%

Floating Rate	$-	$-	$96.2	$-	$-	$-	$96.2	$97.9
Average Interest Rate	-	-	3.37%	-	-	-	3.37%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.4 million for the three months ended March 31, 2019 if short-term interest rates were 1.0% higher.

Item 4.  Controls and Procedures.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties taken as a whole, or which is not covered by the Company's liability insurance.

Item 1A.  Risk Factors.

There are no material changes from risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2019, the Company repurchased 184,461 shares for an aggregate purchase price of $3.2 million (weighted average price of $17.57 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans.

In addition, during February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended March 31, 2019. As of March 31, 2019, the Company had $224.9 million available under this common share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2019 – January 31, 2019	9,931	$14.62	-	$224.9
February 1, 2019 – February 28, 2019	171,591	17.73	-	224.9
March 1, 2019 – March 31, 2019	2,939	17.61	-	224.9
Total	184,461	$17.57	-

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

KIMCO REALTY CORPORATION

May 3, 2019	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

May 3, 2019	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer