Form 10-Q
period 2019-06-30
KIMCO REALTY CORP
filed 2019-07-26
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

        N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading	Name of each exchange on
	Symbol(s)	which registered
Common Stock, par value $.01 per share.	KIM	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 6.000% Class I Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprI	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.500% Class J Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprJ	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.625% Class K Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprK	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.125% Class L Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprL	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.250% Class M Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprM	New York Stock Exchange

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

As of July 15, 2019, the registrant had 422,097,406 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	June 30, 2019	December 31, 2018
Assets:
Real estate, net of accumulated depreciation and amortization of $2,426,924 and $2,385,287, respectively	$9,164,375	$9,250,519
Real estate under development	304,624	241,384
Investments in and advances to real estate joint ventures	584,983	570,922
Other real estate investments	191,834	192,123
Cash and cash equivalents	113,991	143,581
Accounts and notes receivable, net	182,369	184,528
Operating lease right-of-use assets, net	99,997	-
Other assets	398,730	416,043
Total assets (1)	$11,040,903	$10,999,100

Liabilities:
Notes payable, net	$4,420,370	$4,381,456
Mortgages and construction loan payable, net	485,132	492,416
Dividends payable	130,460	130,262
Operating lease liabilities	93,233	-
Other liabilities	520,557	560,231
Total liabilities (2)	5,649,752	5,564,365
Redeemable noncontrolling interests	23,690	23,682

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 5,996,240 shares; issued and outstanding (in series) 42,580 shares; Aggregate liquidation preference $1,064,500	43	43
Common stock, $.01 par value, authorized 750,000,000 shares; issued and outstanding 422,094,230 and 421,388,879 shares, respectively	4,221	4,214
Paid-in capital	6,125,572	6,117,254
Cumulative distributions in excess of net income	(835,934)	(787,707)
Total stockholders' equity	5,293,902	5,333,804
Noncontrolling interests	73,559	77,249
Total equity	5,367,461	5,411,053
Total liabilities and equity	$11,040,903	$10,999,100

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2019 and December 31, 2018 of $227,980 and $239,012, respectively.  See Footnote 11 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at June 30, 2019 and December 31, 2018 of $145,075 and $143,186, respectively.  See Footnote 11 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues
Revenues from rental properties, net	$280,710	$289,383	$571,344	$589,100
Management and other fee income	4,163	4,020	8,539	8,381
Total revenues	284,873	293,403	579,883	597,481

Operating expenses
Rent	(2,924)	(2,742)	(5,616)	(5,560)
Real estate taxes	(37,005)	(37,274)	(76,352)	(77,708)
Operating and maintenance	(43,217)	(41,325)	(84,113)	(84,656)
General and administrative	(22,633)	(24,029)	(48,464)	(46,427)
Provision for doubtful accounts	-	(1,051)	-	(3,182)
Impairment charges	(17,451)	(22,873)	(21,626)	(30,519)
Depreciation and amortization	(69,005)	(79,760)	(140,566)	(161,142)
Total operating expenses	(192,235)	(209,054)	(376,737)	(409,194)

Gain on sale of properties/change in control of interests	14,762	95,240	38,357	152,211

Operating income	107,400	179,589	241,503	340,498

Other income/(expense)
Other income, net	1,938	3,277	4,560	9,456
Interest expense	(44,097)	(46,434)	(88,492)	(96,377)
Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other real estate investments, net	65,241	136,432	157,571	253,577

Benefit/(provision) for income taxes, net	344	720	(286)	668
Equity in income of joint ventures, net	22,533	19,040	41,287	35,953
Equity in income of other real estate investments, net	13,269	9,617	19,493	19,593

Net income	101,387	165,809	218,065	309,791

Net income attributable to noncontrolling interests	(360)	(423)	(869)	(315)

Net income attributable to the Company	101,027	165,386	217,196	309,476

Preferred dividends	(14,534)	(14,534)	(29,068)	(29,123)

Net income available to the Company's common shareholders	$86,493	$150,852	$188,128	$280,353

Per common share:
Net income available to the Company:
-Basic	$0.20	$0.36	$0.45	$0.66
-Diluted	$0.20	$0.36	$0.44	$0.66

Weighted average shares:
-Basic	419,697	420,731	419,581	422,060
-Diluted	420,646	421,928	420,798	423,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$101,387	$165,809	$218,065	$309,791
Other comprehensive income:
Change in unrealized value on interest rate swap	-	138	-	416
Other comprehensive income	-	138	-	416

Comprehensive income	101,387	165,947	218,065	310,207

Comprehensive income attributable to noncontrolling interests	(360)	(423)	(869)	(315)

Comprehensive income attributable to the Company	$101,027	$165,524	$217,196	$309,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended June 30, 2019 and 2018

(Unaudited)

(in thousands)

	Cumulative	Accumulated
	Distributions in	Other						Total
	Excess of	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Net Income	Income/(Loss)	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at April 1, 2018	$(743,845)	$(66)	43	$43	424,900	$4,249	$6,164,185	$5,424,566	$77,836	$5,502,402
Comprehensive income:
Net income	165,386	-	-	-	-	-	-	165,386	423	165,809
Other comprehensive income:								-		-
Change in unrealized loss on interest rate swap	-	138	-	-	-	-	-	138	-	138
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(93)	(93)
Dividends declared to common and preferred shares	(132,522)	-	-	-	-	-	-	(132,522)	-	(132,522)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(398)	(398)
Repurchase of common stock	-	-	-	-	(3,500)	(35)	(50,815)	(50,850)	-	(50,850)
Surrender of restricted stock	-	-	-	-	(12)	-	(118)	(118)	-	(118)
Amortization of equity awards	-	-	-	-	-	-	4,610	4,610	-	4,610
Balance at June 30, 2018	$(710,981)	$72	43	$43	421,388	$4,214	$6,117,862	$5,411,210	$77,768	$5,488,978

Balance at April 1, 2019	$(804,241)	$-	43	$43	422,037	$4,220	$6,119,855	$5,319,877	$76,981	$5,396,858
Net income	101,027	-	-	-	-	-	-	101,027	360	101,387
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(93)	(93)
Dividends declared to common and preferred shares	(132,720)	-	-	-	-	-	-	(132,720)	-	(132,720)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(474)	(474)
Issuance of common stock	-	-	-	-	3	-	-	-	-	-
Surrender of restricted common stock	-	-	-	-	(36)	-	(437)	(437)	-	(437)
Exercise of common stock options	-	-	-	-	90	1	1,129	1,130	-	1,130
Amortization of equity awards	-	-	-	-	-	-	4,536	4,536	-	4,536
Acquisition of noncontrolling interests	-	-	-	-	-	-	489	489	(3,215)	(2,726)
Balance at June 30, 2019	$(835,934)	$-	43	$43	422,094	$4,221	$6,125,572	$5,293,902	$73,559	$5,367,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

(in thousands)

	Cumulative	Accumulated
	Distributions in	Other						Total
	Excess of	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Net Income	Income/(Loss)	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at January 1, 2018	$(754,375)	$(344)	41	$41	425,646	$4,256	$6,152,764	$5,402,342	$127,903	$5,530,245
Comprehensive income:
Net income	309,476	-	-	-	-	-	-	309,476	315	309,791
Other comprehensive income:								-		-
Change in unrealized loss on interest rate swap	-	416	-	-	-	-	-	416	-	416
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(185)	(185)
Dividends declared to common and preferred shares	(266,082)	-	-	-	-	-	-	(266,082)	-	(266,082)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,870)	(1,870)
Issuance of common stock	-	-	-	-	1,075	11	(11)	-	-	-
Repurchase of common stock	-	-	-	-	(5,100)	(51)	(75,075)	(75,126)	-	(75,126)
Surrender of restricted stock	-	-	-	-	(236)	(2)	(3,490)	(3,492)	-	(3,492)
Exercise of common stock options	-	-	-	-	3	-	30	30	-	30
Amortization of equity awards	-	-	-	-	-	-	9,329	9,329	-	9,329
Issuance of preferred stock	-	-	2	2	-	-	33,112	33,114	-	33,114
Acquisition/deconsolidation of noncontrolling interests	-	-	-	-	-	-	1,203	1,203	(48,395)	(47,192)
Balance at June 30, 2018	$(710,981)	$72	43	$43	421,388	$4,214	$6,117,862	$5,411,210	$77,768	$5,488,978

Balance at January 1, 2019	$(787,707)	$-	43	$43	421,389	$4,214	$6,117,254	$5,333,804	$77,249	$5,411,053
Net income	217,196	-	-	-	-	-	-	217,196	869	218,065
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(185)	(185)
Dividends declared to common and preferred shares	(265,423)	-	-	-	-	-	-	(265,423)	-	(265,423)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,159)	(1,159)
Issuance of common stock	-	-	-	-	786	8	(8)	-	-	-
Surrender of restricted common stock	-	-	-	-	(223)	(2)	(3,687)	(3,689)	-	(3,689)
Exercise of common stock options	-	-	-	-	142	1	1,810	1,811	-	1,811
Amortization of equity awards	-	-	-	-	-	-	9,714	9,714	-	9,714
Acquisition of noncontrolling interests	-	-	-	-	-	-	489	489	(3,215)	(2,726)
Balance at June 30, 2019	$(835,934)	$-	43	$43	422,094	$4,221	$6,125,572	$5,293,902	$73,559	$5,367,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018

Cash flow from operating activities:
Net income	$218,065	$309,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,566	161,142
Impairment charges	21,626	30,519
Equity award expense	10,284	10,423
Gain on sale of properties/change in control of interests	(38,357)	(152,211)
Equity in income of joint ventures, net	(41,287)	(35,953)
Equity in income of other real estate investments, net	(19,493)	(19,593)
Distributions from joint ventures and other real estate investments	60,858	67,005
Change in accounts and notes receivable	2,159	9,306
Change in accounts payable and accrued expenses	(8,382)	(5,139)
Change in other operating assets and liabilities	(32,510)	(23,304)
Net cash flow provided by operating activities	313,529	351,986

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	-	(3,337)
Improvements to operating real estate	(139,865)	(127,380)
Acquisition of real estate under development	-	(4,592)
Improvements to real estate under development	(57,496)	(121,393)
Investments in marketable securities	(157)	(63)
Proceeds from sale/repayments of marketable securities	151	129
Investments in and advances to real estate joint ventures	(16,214)	(15,240)
Reimbursements of investments in and advances to real estate joint ventures	2,702	5,228
Investments in and advances to other real estate investments	(9,685)	(353)
Reimbursements of investments in and advances to other real estate investments	5,960	10,444
Investment in other financing receivable	(48)	-
Collection of mortgage loans receivable	5,351	5,427
Proceeds from sale of operating properties	106,782	472,781
Proceeds from insurance casualty claims	2,000	6,500
Net cash flow (used for)/provided by investing activities	(100,519)	228,151

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(6,198)	(175,209)
Principal payments on rental property debt	(6,179)	(6,852)
Proceeds from construction loan financing	7,149	-
Proceeds/(repayments) under the unsecured revolving credit facility, net	35,000	(7,746)
Repayments under unsecured notes	-	(6,365)
Financing origination costs	(7)	(11)
Payment of early extinguishment of debt charges	(1,531)	(546)
Redemption/distribution of noncontrolling interests	(4,060)	(5,454)
Dividends paid	(265,226)	(264,711)
Proceeds from issuance of stock, net	1,811	33,144
Repurchase of common stock	-	(75,126)
Change in other financing liabilities	(3,359)	(4,197)
Net cash flow used for financing activities	(242,600)	(513,073)

Net change in cash and cash equivalents	(29,590)	67,064
Cash and cash equivalents, beginning of the period	143,581	238,513
Cash and cash equivalents, end of the period	$113,991	$305,577

Interest paid during the period including payment of early extinguishment of debt charges of $1,531 and $546, respectively (net of capitalized interest of $6,680 and $8,199, respectively)	$86,621	$96,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation and subsidiaries (the “Company”), affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, which are anchored generally by grocery stores, off-price retailers, home improvement centers, discounters and/or service-oriented tenants. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2018 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Revenues and Trade Accounts Receivable -

The Company’s primary source of revenues are derived from lease agreements which fall under the scope of ASU 2016-02, Leases (Topic 842), (“Topic 842”), which includes rental income and expense reimbursement income. The Company also has revenues which are accounted for under ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) which include fees for services performed at various unconsolidated joint ventures for which the Company is the manager. These fees primarily include property and asset management fees, leasing fees, development fees and property acquisition/disposition fees. Also affected by Topic 606 are gains on sales of properties and tax increment financing (“TIF”) contracts. The Company presents its revenue streams on the Company’s Condensed Consolidated Statements of Income as Revenues from rental properties, net and Management and other fee income.

Revenues from rental properties, net

Revenues from rental properties, net are comprised of minimum base rent, percentage rent, lease termination fee income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments. Upon the adoption of Topic 842, the Company elected the lessor practical expedient to combine the lease and non-lease components, determined the lease component was the predominant component and as a result, accounted for the combined components under Topic 842. Non-lease components include reimbursements paid to the Company from tenants for common area maintenance costs, real estate taxes and other operating expenses. The combined components are included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income.

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

Trade Accounts Receivable

The Company reviews its trade accounts receivable, including its straight-line rent receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. The Company analyzes its accounts receivable, customer credit worthiness and current economic trends when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease and will only recognize lease income on a cash basis. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance and the lease income will then be limited to the lesser of (i) the straight-line rental income or (ii) the lease payments that have been collected from the lessee. The Company’s reported net earnings are directly affected by management’s estimate of the collectability of its trade accounts receivable. Trade accounts receivable, primarily derived from expense reimbursements, that are being disputed by the lessee will not be written-off as it is presumed the Company will collect these receivables upon resolution with the tenant.

Leases -

The FASB issued Topic 842, which amended the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases.

The Company adopted this standard effective January 1, 2019 under the modified retrospective approach and elected the optional transition method to apply the provisions of Topic 842 as of the adoption date, rather than the earliest period presented. As such, the requirements of Topic 842 were not applied in the comparative periods presented in the Company’s Condensed Consolidated Financial Statements. The Company also elected the package of practical expedients, which permits the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.

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

As a lessor, the Company's recognition of rental revenue remained mainly consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. The new standard defines initial direct costs as only the incremental costs that would not have been incurred if the lease had not been obtained. Under Topic 842 initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents and internal leasing commissions paid to employees for successful execution of lease agreements. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. Internal employee compensation, payroll-related benefits and certain external legal fees are considered indirect costs associated with the execution of lease agreements and will no longer be capitalized; these costs will be included in general and administrative expense. As a result of electing the package of practical expedients described above, existing leases and related initial direct costs have not been reassessed prior to the effective date, and therefore, adoption of the lease standard did not have an impact on the Company’s previously reported Condensed Consolidated Statements of Income for initial direct costs.

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

Reclassifications -

      Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. In conjunction with the adoption of Topic 842 discussed above, the Company reclassified during the three and six months ended June 30, 2018: (i) $61.2 million and $124.9 million of Reimbursement income, respectively, and (ii) $5.5 million and $11.1 million of Other rental property income, respectively, to Revenues from rental properties, net on the Company’s Condensed Consolidated Statement of Income. The reclassification is solely for comparative purposes as the Company has not elected to adopt Topic 842 retrospectively.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its condensed consolidated financial statements.

New Accounting Pronouncements -

       The following table represents ASUs to the FASB’s ASC that, as of June 30, 2019, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief

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

In May 2019, the FASB issued ASU 2019-05 which amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (i) were previously recorded at amortized cost and (ii) are within the scope of ASC 326-203 if the instruments are eligible for the fair value option under ASC 825-10.4. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. These amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the statement of financial position as of the date that an entity adopted the amendments in ASU 2016-13. Certain disclosures are required. The effective date will be the same as the effective date in ASU 2016-13.

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

In February 2019, the FASB issued ASU 2019-01, which includes amendments to address the following:

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

See above for further details.

3. Operating Property Activities

Acquisitions of Operating Properties -

During the six months ended June 30, 2019, the Company acquired the following operating properties, in separate transactions, through direct asset purchases (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash*	GLA**
Bell Camino Out-parcel	Sun City, AZ	Jan-19	$5,678	45
Gateway at Donner Pass Out-parcel	Truckee, CA	Jan-19	13,527	40
Rancho Penasquitos Out-parcel	San Diego, CA	Jan-19	12,064	40
			$31,269	125

* The Company utilized an aggregate $31.0 million associated with Internal Revenue Code §1031 sales proceeds.

** Gross leasable area ("GLA")

Included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income for the six months ended June 30, 2019 is $0.6 million in revenue resulting from these acquisitions.

Purchase Price Allocations -

The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocations for properties acquired during the six months ended June 30, 2019, are as follows (in thousands):

	Allocation as of June 30, 2019	Weighted-Average Amortization Period (in Years)
Land	$8,266	n/a
Buildings	15,935	50.0
Building improvements	1,313	45.0
Tenant improvements	1,637	20.0
In-place leases	4,118	20.0
Net assets acquired	$31,269

Dispositions -

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels (dollars in millions):

	Six Months Ended June 30,
	2019	2018
Aggregate sales price/gross fair value	$110.1	$833.1
Gain on sale of properties/change in control of interests	$38.4	$152.2
Number of operating properties sold/deconsolidated	7	35
Number of out-parcels sold	5	2

Impairments -

During the six months ended June 30, 2019, the Company recognized aggregate impairment charges of $21.6 million related to adjustments to property carrying values for properties which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold period for such properties. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. See Footnote 12 to the Notes to the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

4. Real Estate Under Development

The Company is engaged in various real estate development projects for long-term investment. The costs incurred to date for these real estate development projects are as follows (in thousands):

Property Name	Location	June 30, 2019	December 31, 2018
Dania Pointe – Phases II, III and IV	Dania Beach, FL	$203,871	$152,111
Mill Station	Owings Mills, MD	67,243	55,771
Promenade at Christiana (1)	New Castle, DE	33,510	33,502
Total*		$304,624	$241,384

* Includes capitalized costs of interest, real estate taxes, insurance, legal costs and payroll of $30.1 million and $24.9 million, as of June 30, 2019 and December 31, 2018, respectively.

(1)	Project to be developed in the future.

During the six months ended June 30, 2019, the Company capitalized (i) interest of $4.1 million, (ii) real estate taxes, insurance and legal costs of $0.4 million, and (iii) payroll of $0.7 million in connection with its real estate development projects.

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

The table below presents joint venture investments for which the Company held an ownership interest at June 30, 2019 and December 31, 2018 (dollars in millions):

	Ownership	The Company's Investment
Joint Venture	Interest	June 30, 2019	December 31, 2018
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.0%	$176.5	$175.2
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	170.6	167.2
Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	146.1	135.0
Other Joint Venture Programs	Various	91.8	93.5
Total*		$585.0	$570.9

* Representing 104 property interests and 22.2 million square feet of GLA, as of June 30, 2019, and 109 property interests and 23.2 million square feet of GLA, as of December 31, 2018.

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

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Joint Venture	2019	2018	2019	2018
KimPru and KimPru II	$2.8	$2.7	$5.7	$5.6
KIR	17.2	9.9	31.8	18.9
CPP	1.6	1.3	3.0	2.5
Other Joint Venture Programs (1)	0.9	5.1	0.8	9.0
Total	$22.5	$19.0	$41.3	$36.0

(1)

During the three months ended June 30, 2018, a joint venture investment distributed cash proceeds resulting from the refinancing of an existing loan of which the Company’s share was $3.6 million. The distribution was in excess of the Company’s carrying basis in this joint venture investment and as such was recognized as income.

During the six months ended June 30, 2019, certain of the Company’s real estate joint ventures disposed of five operating properties, in separate transactions, for an aggregate sales price of $128.2 million. These transactions resulted in an aggregate net gain to the Company of $11.9 million for the six months ended June 30, 2019.

During the six months ended June 30, 2018, certain of the Company’s real estate joint ventures disposed of four operating properties, in separate transactions, for an aggregate sales price of $37.9 million. These transactions resulted in an aggregate net gain to the Company of $3.5 million for the six months ended June 30, 2018.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2019 and December 31, 2018 (dollars in millions):

	As of June 30, 2019			As of December 31, 2018
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
KimPru and KimPru II	$562.9	4.02%	51.8	$572.6	4.29%	49.0
KIR	572.0	4.48%	34.0	651.4	4.43%	40.4
CPP	84.7	3.95%	48.1	84.4	3.85%	54.0
Other Joint Venture Programs	451.7	4.19%	77.4	474.2	4.26%	78.6
Total	$1,671.3			$1,782.6

* Includes extension options

6. Other Real Estate Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of June 30, 2019, the Company’s net investment under the Preferred Equity Program was $173.5 million relating to 247 properties, including 236 net leased properties.  During the six months ended June 30, 2019, the Company recognized income of $19.5 million from its preferred equity investments, including profit participation of $9.8 million. During the six months ended June 30, 2018, the Company recognized income of $19.5 million from its preferred equity investments, including profit participation of $10.0 million. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

7. Leases

The Company adopted Topic 842, on January 1, 2019, and as a result, recorded a ROU asset of $106.0 million and a corresponding lease liability of $98.7 million (see Footnote 2 to the Notes to the Company’s Condensed Consolidated Financial Statements for further discussion on the adoption of Topic 842). As the lessee, the Company currently leases real estate space under noncancelable operating lease agreements for ground leases and administrative office leases. The Company’s leases have remaining lease terms ranging from less than 1 year to 53 years, some of which include options to extend the terms for up to an additional 75 years. The Company does not include any of its renewal options in its lease terms for calculating its lease liability as the renewal options allow the Company to maintain operational flexibility, and the Company is not reasonably certain it will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for the Company’s operating leases was 21.5 years at June 30, 2019. The weighted-average discount rate was 6.62% at June 30, 2019. The Company’s operating lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease by lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applied adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets.

The components of the Company’s lease expense, which are included in rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income, were as follows (in thousands):

Six Months Ended June 30, 2019
Lease cost:
Operating lease cost	$6,557
Variable lease cost	804
Total lease cost	$7,361

The future minimum lease payments to be paid under noncancelable operating leases in effect at June 30, 2019 and December 31, 2018, are as follows (in thousands):

Year Ending December 31,	As of June 30, 2019	As of December 31, 2018
2019	$6,209	$12,206
2020	10,375	9,901
2021	9,858	9,716
2022	9,237	9,236
2023	9,250	8,936
Thereafter	136,608	115,788
Total minimum lease payments	$181,537	$165,783

Less imputed interest	(88,304)
Total operating lease liabilities	$93,233

The future minimum revenues from rental properties under the terms of all noncancelable tenant operating leases in effect, assuming no new or renegotiated leases are executed for such premises, at June 30, 2019 and December 31, 2018, are as follows (in thousands):

Year Ending December 31,	As of June 30, 2019	As of December 31, 2018
2019	$411,793	$816,409
2020	805,916	769,074
2021	733,053	690,678
2022	636,703	594,638
2023	536,045	492,631
Thereafter	2,792,780	2,540,231
Total minimum revenues	$5,916,290	$5,903,661

8. Other Assets

Mortgages and Other Financing Receivables -

During the six months ended June 30, 2019, the Company received full payment relating to the following mortgages receivable (dollars in millions):

Date Paid	Amount Received	Interest Rate	Maturity Date
May-19	$2.0	6.00%	Dec-24
Jun-19	$1.6	7.57%	Jun-19
Jun-19	$1.6	7.57%	Jun-19

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of June 30, 2019, the Company had a total of seven loans aggregating $9.2 million, all of which were identified as performing loans.

Assets Held-For-Sale -

At June 30, 2019, the Company had four consolidated properties classified as held-for-sale at a net carrying amount of $42.7 million (including accumulated depreciation and amortization of $18.1 million). The Company’s determination of the fair value of the properties was based upon executed contracts of sale with third parties. The book value of one these properties exceeded its estimated fair value, less costs to sell, and as such an impairment charge of $0.3 million was recognized.

9. Notes, Mortgages and Construction Loan Payable

Notes Payable -

As of June 30, 2019, the Company’s unsecured revolving credit facility of $2.25 billion had an outstanding balance of $135.0 million and $0.3 million appropriated for letters of credit.

Mortgages and Construction Loan Payable -

During the six months ended June 30, 2019, the Company repaid $6.2 million of mortgage debt that encumbered two operating properties.

As of June 30, 2019, the Company’s construction loan commitment of $67.0 million relating to one of its development projects had an outstanding balance of $58.1 million.

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

During the six months ended June 30, 2019, the Company acquired its partner’s interests in two consolidated entities for an aggregate purchase price of $2.7 million. This transaction resulted in a net decrease in Noncontrolling interests of $3.2 million and a corresponding net increase in Paid-in capital of $0.5 million on the Company’s Condensed Consolidated Balance Sheets. There are no remaining partners in one of these consolidated entities.

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

In addition, during the six months ended June 30, 2018, the Company sold a portion of its investment in a consolidated operating property to its partner based on a gross fair value of $320.0 million, including $206.0 million of non-recourse mortgage debt, and amended the partnership agreement to provide for joint control of the entity.  As a result of the amendment, the Company no longer consolidates the entity and as such, reduced noncontrolling interests by $43.8 million on the Company’s Condensed Consolidated Balance Sheets and recognized a gain on change in control of $6.8 million on the Company’s Condensed Consolidated Statements of Income.

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Condensed Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2019 and 2018 (in thousands):

	2019	2018
Balance at January 1,	$23,682	$16,143
Income	185	185
Distributions	(177)	(177)
Balance at June 30,	$23,690	$16,151

11. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at June 30, 2019 and December 31, 2018, are 22 and 23 consolidated entities that are VIEs, respectively, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At June 30, 2019, total assets of these VIEs were $1.1 billion and total liabilities were $69.0 million. At December 31, 2018, total assets of these VIEs were $1.1 billion and total liabilities were $75.2 million.

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

Additionally, included within the Company’s real estate development projects at June 30, 2019 and December 31, 2018, is one consolidated entity that is a VIE, for which the Company is the primary beneficiary. This entity has been established to develop a real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership and management of this property. This entity was deemed a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest. At June 30, 2019, total assets of this real estate development VIE were $329.9 million and total liabilities were $76.1 million. At December 31, 2018, total assets of this real estate development VIE were $275.6 million and total liabilities were $68.0 million.

Substantially all the projected remaining development costs to be funded for this real estate development project, aggregating $75.4 million, will be funded with capital contributions from the Company, when contractually obligated, and/or construction loan financing. The Company has not provided financial support to this VIE that it was not previously contractually required to provide.

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

	As of June 30, 2019	As of December 31, 2018
Number of unencumbered VIEs	20	20
Number of encumbered VIEs	3	4
Total number of consolidated VIEs	23	24

Restricted Assets:
Real estate, net	$216.5	$229.2
Cash and cash equivalents	5.8	4.4
Accounts and notes receivable, net	2.5	2.1
Other assets	3.2	3.3
Total Restricted Assets	$228.0	$239.0

VIE Liabilities:
Mortgages and construction loan payable, net	$89.3	$83.8
Other liabilities	55.8	59.4
Total VIE Liabilities	$145.1	$143.2

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1)	$4,420,370	$4,484,767	$4,381,456	$4,126,450
Mortgages and construction loan payable, net (2)	$485,132	$487,889	$492,416	$486,341

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its unsecured revolving credit facility was classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2, as of June 30, 2019 and December 31, 2018, were $4.4 billion and $4.0 billion, respectively. The estimated fair value amounts classified as Level 3, as of June 30, 2019 and December 31, 2018, were $133.7 million and $97.6 million, respectively.

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

The tables below present the Company’s financial assets measured at fair value on a recurring basis at  June 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2019	Level 1	Level 2	Level 3

Marketable equity securities	$10,665	$10,665	$-	$-

	Balance at December 31, 2018	Level 1	Level 2	Level 3

Marketable equity securities	$9,045	$9,045	$-	$-

Assets measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018, are as follows (in thousands):

	Balance at June 30, 2019	Level 1	Level 2	Level 3

Real estate	$78,700	$-	$-	$78,700

	Balance at December 31, 2018	Level 1	Level 2	Level 3

Real estate	$99,693	$-	$-	$99,693
Investments in real estate joint ventures (1)	$62,429	$-	$-	$62,429

(1)	Fair value measurement as of date of deconsolidation.

During the six months ended June 30, 2019 and 2018, the Company recognized impairment charges related to adjustments to property carrying values of $21.6 million and $30.5 million, respectively. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers. For the discounted cash flow models, the capitalization rates primarily range from 9.75% to 11.00% and discount rates primarily range from 11.00% to 12.50% which were utilized in the models based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment.  Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion regarding impairment charges).

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

The Company recognized expenses associated with its equity awards of $10.3 million and $10.4 million for the six months ended June 30, 2019 and 2018, respectively.  As of June 30, 2019, the Company had $41.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.1 years.

14. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$86,493	$150,852	$188,128	$280,353
Earnings attributable to participating securities	(660)	(863)	(1,285)	(1,472)
Net income available to the Company’s common shareholders for basic earnings per share	85,833	149,989	186,843	278,881
Distributions on convertible units	-	282	20	521
Net income available to the Company’s common shareholders for diluted earnings per share	$85,833	$150,271	$186,863	$279,402

Weighted average common shares outstanding – basic	419,697	420,731	419,581	422,060
Effect of dilutive securities (1):
Equity awards	949	350	1,166	352
Assumed conversion of convertible units	-	847	51	824
Weighted average common shares outstanding – diluted	420,646	421,928	420,798	423,236

Net income available to the Company's common shareholders:
Basic earnings per share	$0.20	$0.36	$0.45	$0.66
Diluted earnings per share	$0.20	$0.36	$0.44	$0.66

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 1.3 million and 3.2 million stock options that were not dilutive as of June 30, 2019 and 2018, respectively, and 2.3 million of restricted stock that were not dilutive for the three months ended  June 30, 2018.

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

As of June 30, 2019 and December 31, 2018
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

Common Stock -

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the six months ended June 30, 2019. As of June 30, 2019, the Company had $224.9 million available under this common share repurchase program.

Dividends Declared -

The following table provides a summary of the dividends declared per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common Shares	$0.28000	$0.28000	$0.56000	$0.56000
Class I Depositary Shares	$0.37500	$0.37500	$0.75000	$0.75000
Class J Depositary Shares Clasitary Shares	$0.34375	$0.34375	$0.68750	$0.68750
Class K Depositary Shares	$0.35156	$0.35156	$0.70312	$0.70312
Class L Depositary Shares	$0.32031	$0.32031	$0.64062	$0.64062
Class M Depositary Shares	$0.32813	$0.32813	$0.65626	$0.65626

16. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2019 and 2018 (in thousands):

	2019	2018
Acquisition of real estate interests through proceeds held in escrow	$30,970	$-
Disposition of real estate interests through the issuance of mortgage receivables	$-	$14,700
Disposition of real estate interests by foreclosure of debt	$-	$7,444
Forgiveness of debt due to foreclosure	$-	$12,415
Surrender of restricted common stock	$3,689	$3,492
Declaration of dividends paid in succeeding period	$130,460	$130,262
Capital expenditures accrual	$61,473	$75,760
Deconsolidation of Joint Ventures:
Decrease in real estate and other assets	$-	$300,299
Increase in investments in and advances to real estate joint ventures	$-	$62,429
Decrease in mortgages and construction loan payable, other liabilities and noncontrolling interests	$-	$248,274

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of June 30, 2019, the Company had interests in 428 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 74.6 million square feet of gross leasable area (“GLA”), located in 27 states and Puerto Rico. In addition, the Company had 251 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 4.3 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

Results of Operations

Comparison of the three and six months ended June 30, 2019 and 2018

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018 (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	$ Change	2019	2018	$ Change

Revenues
Revenues from rental properties, net (1)	$280,710	$289,383	$(8,673)	$571,344	$589,100	$(17,756)
Management and other fee income	4,163	4,020	143	8,539	8,381	158
Operating expenses
Rent (2)	(2,924)	(2,742)	(182)	(5,616)	(5,560)	(56)
Real estate taxes	(37,005)	(37,274)	269	(76,352)	(77,708)	1,356
Operating and maintenance (3)	(43,217)	(41,325)	(1,892)	(84,113)	(84,656)	543
General and administrative (4)	(22,633)	(24,029)	1,396	(48,464)	(46,427)	(2,037)
Provision for doubtful accounts	-	(1,051)	1,051	-	(3,182)	3,182
Impairment charges	(17,451)	(22,873)	5,422	(21,626)	(30,519)	8,893
Depreciation and amortization	(69,005)	(79,760)	10,755	(140,566)	(161,142)	20,576
Gain on sale of properties/change in control of interests	14,762	95,240	(80,478)	38,357	152,211	(113,854)
Other income/(expense)
Other income, net	1,938	3,277	(1,339)	4,560	9,456	(4,896)
Interest expense	(44,097)	(46,434)	2,337	(88,492)	(96,377)	7,885
Benefit/(provision) for income taxes, net	344	720	(376)	(286)	668	(954)
Equity in income of joint ventures, net	22,533	19,040	3,493	41,287	35,953	5,334
Equity in income of other real estate investments, net	13,269	9,617	3,652	19,493	19,593	(100)
Net income attributable to noncontrolling interests	(360)	(423)	63	(869)	(315)	(554)
Preferred dividends	(14,534)	(14,534)	-	(29,068)	(29,123)	55
Net income available to the Company's common shareholders	$86,493	$150,852	$(64,359)	$188,128	$280,353	$(92,225)
Net income available to the Company:
Diluted per common share	$0.20	$0.36	$(0.16)	$0.44	$0.66	$(0.22)

(1)

Upon the adoption of Topic 842, the Company reclassified $61.2 million and $124.9 million of Reimbursement income, respectively, and $5.5 million and $11.1 million of Other rental property income, respectively, to Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018. See Footnote 2 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional disclosure.

(2)	Rent expense relates to ground lease payments for which the Company is the lessee.
(3)

Operating and maintenance expense consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses.

(4)

General and administrative expense includes employee-related expenses (including salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel expense and other company-specific expenses.

Net income available to the Company’s common shareholders was $86.5 million for the three months ended June 30, 2019, as compared to $150.9 million for the comparable period in 2018. On a diluted per share basis, net income available to the Company for the three months ended June 30, 2019, was $0.20 as compared to $0.36 for the comparable period in 2018.

Net income available to the Company’s common shareholders was $188.1 million for the six months ended June 30, 2019, as compared to $280.4 million for the comparable period in 2018. On a diluted per share basis, net income available to the Company for the six months ended June 30, 2019, was $0.44 as compared to $0.66 for the comparable period in 2018.

The following describes the changes of certain line items included in Net income available to the Company’s common shareholders on the Company’s Condensed Consolidated Statements of Income, which it believes represent items that have significant changes during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018:

Revenue from rental properties, net –

The decrease in Revenues from rental properties, net of $8.7 million for the three months ended June 30, 2019, as compared to the corresponding period in 2018, is primarily from (i) a decrease in revenues of $18.8 million due to properties sold during 2019 and 2018, partially offset by (ii) the completion of certain redevelopment and development projects, acquisitions, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the three months ended June 30, 2019 of $10.1 million, as compared to the corresponding period in 2018.

The decrease in Revenues from rental properties, net of $17.8 million for the six months ended June 30, 2019, as compared to the corresponding period in 2018, is primarily from (i) a decrease in revenues of $40.6 million due to properties sold during 2019 and 2018, partially offset by (ii) the completion of certain redevelopment and development projects, acquisitions, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the six months ended June 30, 2019 of $22.8 million, as compared to the corresponding period in 2018.

Impairment charges –

During the six months ended June 30, 2019 and 2018, the Company recognized impairment charges related to adjustments to property carrying values of $21.6 million and $30.5 million, respectively, for which the Company’s estimated fair values were primarily based upon (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Depreciation and amortization –

The decrease in Depreciation and amortization of $10.8 million for the three months ended June 30, 2019, as compared to the corresponding period in 2018, is primarily due to (i) a decrease of $5.1 million resulting from property dispositions in 2019 and 2018, (ii) a decrease of $5.1 million related to the acceleration of depreciable lives of assets within the Company’s redevelopment projects during the three months ended June 30, 2018 and (iii) a decrease related to tenant vacates and write-offs of depreciable assets of $0.6 million.

The decrease in Depreciation and amortization of $20.6 million for the six months ended June 30, 2019, as compared to the corresponding period in 2018, is primarily due to (i) a decrease of $11.6 million resulting from property dispositions in 2019 and 2018, (ii) a decrease of $7.4 million related to the acceleration of depreciable lives of assets within the Company’s redevelopment projects during the six months ended June 30, 2018 and (iii) a decrease related to tenant vacates and write-offs of depreciable assets of $1.6 million.

Gain on sale of properties/change in control of interests –

During the six months ended June 30, 2019, the Company disposed of seven operating properties and five out-parcels, in separate transactions, for an aggregate sales price of $110.1 million. These transactions resulted in aggregate gains of $38.4 million.

During the six months ended June 30, 2018, the Company disposed of 35 operating properties (including the deconsolidation of one operating property) and two out-parcels, in separate transactions, for an aggregate sales price of $833.1 million. These transactions resulted in aggregate gains of $152.2 million.

Other income, net –

The decrease in Other income, net of $4.9 million for the six months ended June 30, 2019, as compared to the corresponding period in 2018, is primarily due to (i) the recognition of gain on forgiveness of debt of $4.3 million and relief of accrued interest expense of $3.4 million resulting from the foreclosure of an encumbered property during the six months ended June 30, 2018, and (ii) the recognition of a gain on land sales of $2.1 million during the six months ended June 30, 2018, partially offset by (iii) an increase in net gains on changes in fair value of available-for-sale marketable securities of $3.1 million for the six months ended June 30, 2019, as compared to the corresponding period in 2018 and (iv) the recognition of $2.0 million in income relating to the Company’s Puerto Rico properties, resulting from the receipt of casualty insurance claims in excess of the value of the assets written-off during the six months ended June 30, 2019.

Interest expense –

The decrease in Interest expense of $7.9 million for the six months ended June 30, 2019, as compared to the corresponding period in 2018, is primarily the result of the repayment of maturing debt during 2019 and 2018 and lower levels of borrowings during the six months ended June 30, 2019, as compared to the corresponding period in 2018.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $3.5 million for the three months ended June 30, 2019, as compared to the corresponding period in 2018, is primarily due to an increase in net gains resulting from the sale of properties and capital transactions within various joint venture investments during 2019, as compared to the corresponding period in 2018.

The increase in Equity in income of joint ventures, net of $5.3 million for the six months ended June 30, 2019, as compared to the corresponding period in 2018, is primarily due to (i) an increase in net gains of $6.1 million resulting from the sale of properties and capital transactions within various joint venture investments during 2019, as compared to the corresponding period in 2018, and (ii) higher equity in income of $0.6 million within various joint venture investments during 2019 as compared to the corresponding period in 2018, partially offset by (iii) an increase in impairment charges of $1.4 million recognized during 2019, as compared to the corresponding period in 2018.

Equity in income of other real estate investments, net –

The increase in Equity in income of other real estate investments, net of $3.7 million for the three months ended June 30, 2019, as compared to the corresponding period in 2018, is primarily due to an increase in earnings and profit participation from capital transactions related to the Company’s Preferred Equity Program during 2019, as compared to the corresponding period in 2018.

 Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At June 30, 2019, the Company’s five largest tenants were TJX Companies, Home Depot, Ahold Delhaize USA, Albertsons and PetSmart, which represented 3.8%, 2.5%, 2.2%, 2.0% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgages and construction loan financing, and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.25 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents, beginning of the period	$143,581	$238,513
Net cash flow provided by operating activities	313,529	351,986
Net cash flow (used for)/provided by investing activities	(100,519)	228,151
Net cash flow used for financing activities	(242,600)	(513,073)
Net change in cash and cash equivalents	(29,590)	67,064
Cash and cash equivalents, end of the period	$113,991	$305,577

Operating Activities

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility, and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.

Net cash flow provided by operating activities for the six months ended June 30, 2019, was $313.5 million, as compared to $352.0 million for the comparable period in 2018. The decrease of $38.5 million is primarily attributable to:

●	changes in operating assets and liabilities due to timing of receipts and payments;
●	the disposition of operating properties in 2019 and 2018; and
●	a decrease in distributions from the Company’s joint venture programs; partially offset by
●	new leasing, expansion and re-tenanting of core portfolio properties; and
●	the acquisition of operating properties during 2019.

During the six months ended June 30, 2019 and 2018, the Company capitalized personnel costs of $1.4 million and $6.4 million, respectively, relating to deferred leasing costs.

Investing Activities

Net cash flow used for investing activities was $100.5 million for the six months ended June 30, 2019, as compared to net cash flow provided by investing activities of $228.2 million for the comparable period in 2018.

Investing activities during 2019 primarily consisted of:

Cash inflows:

●	$106.8 million in proceeds from the sale of seven consolidated operating properties and five out-parcels;
●

$8.7 million in reimbursements of investments in and advances to real estate joint ventures and reimbursements of investments in and advances to other real estate investments, primarily related to the sale of properties within the Company’s joint venture portfolio and Preferred Equity Program.

●	$5.4 million in collection of mortgage loans receivable; and
●	$2.0 million in proceeds from insurance casualty claims.

Cash outflows:

●	$197.4 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development; and
●

$25.9 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio, and investments in other real estate investments, primarily related to repayment of a mortgage within the Company’s Preferred Equity Program.

Investing activities during 2018 primarily consisted of:

Cash inflows:

●	$472.8 million in proceeds from the sale of 35 consolidated operating properties, two out-parcels and five land parcels;
●

$15.7 million in reimbursements of investments in and advances to real estate joint ventures and reimbursements of investments in and advances to other real estate investments, primarily related to the sale of properties and loan refinancing within the joint venture portfolio and the Company’s Preferred Equity Program;

●	$6.5 million in proceeds from insurance casualty claims; and
●	$5.4 million in collection of mortgage loans receivable.

Cash outflows:

●	$248.8 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●	$15.2 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio; and
●	$7.9 million for acquisition of operating real estate and other related net assets, including one land parcel, and acquisition of real estate under development related to one development project.

Acquisitions of Operating Real Estate and Other Related Net Assets -

       During the six months ended June 30, 2019 and 2018, the Company expended $0 (after use of §1031 proceeds of $31.0 million) and $3.3 million, respectively, towards the acquisition of operating real estate properties and parcels adjacent to operating real estate properties. The Company anticipates spending approximately $5.0 million to $15.0 million towards the acquisition of operating properties for the remainder of 2019. The Company intends to fund these acquisitions with net cash flow provided by operating activities, proceeds from property dispositions and availability under its Credit Facility.

Improvements to Operating Real Estate -

During the six months ended June 30, 2019 and 2018, the Company expended $139.9 million and $127.4 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Six Months Ended June 30,
	2019	2018
Redevelopment and renovations	$103,477	$93,140
Tenant improvements and tenant allowances	29,858	33,585
Other	6,530	655
Total improvements (1)	$139,865	$127,380

(1)

During the six months ended June 30, 2019 and 2018, the Company capitalized payroll of $4.0 million and $3.4 million, respectively, and capitalized interest of $2.5 million and $1.5 million, respectively, in connection with the Company’s improvements to operating real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2019 will be approximately $150.0 million to $200.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company’s Credit Facility.

Real Estate Under Development -

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments. As of June 30, 2019, the Company had in progress a total of two active real estate development projects and one project held for future development. During the six months ended June 30, 2019 and 2018, the Company expended $57.5 million and $121.4 million, respectively, towards improvements to real estate under development. The Company capitalized (i) interest of $4.1 million and $6.7 million, (ii) real estate taxes, insurance and legal costs of $0.4 million and $1.2 million and (iii) payroll of $0.7 million and $0.9 million during the six months ended June 30, 2019 and 2018, respectively, in connection with its real estate development projects. The Company anticipates the total remaining costs to complete these active projects to be approximately $85.0 million to $115.0 million. The Company anticipates its capital commitment toward these development projects for the remainder of 2019 will be approximately $50.0 million to $75.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities, construction financing, where applicable, and availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $242.6 million for the six months ended June 30, 2019, as compared to $513.1 million for the comparable period in 2018.

Financing activities during 2019 primarily consisted of:

Cash inflows:

●	$35.0 million in proceeds from borrowings under the Company’s unsecured revolving credit facility, net; and
●	$7.1 million in proceeds from construction loan financing at one development project.

Cash outflows:

●	$265.2 million of dividends paid;
●	$12.4 million for principal payments on debt (related to the repayment of debt on an encumbered property), including normal amortization on rental property debt; and
●	$4.1 million for the redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership interests by consolidated subsidiaries.

Financing activities during 2018 primarily consisted of:

Cash inflows:

●	$33.1 million in proceeds primarily from the exercise of the Class M Preferred Stock over-allotment option.

Cash outflows:

●	$264.7 million of dividends paid;
●	$182.1 million for principal payments on debt (related to the repayment of debt on four encumbered properties), including normal amortization on rental property debt;
●	$75.1 million for the repurchase of common stock;
●	$14.1 million for repayments of unsecured revolving credit facility, net and partial repayment of Senior Unsecured Notes; and
●	$5.5 million for redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership units by consolidated subsidiaries.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks. The Company has noticed a continuing trend that, although pricing remains dependent on specific deal terms, generally spreads for non-recourse mortgage and construction loan financing have stabilized, and the unsecured debt markets are functioning well with credit spreads at manageable levels.

Debt maturities for 2019 consist of: $26.9 million of unconsolidated joint venture debt and $5.3 million of debt included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available. These debt maturities are anticipated to be repaid through operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales and partner capital contributions, as deemed appropriate.

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

Common Stock –

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the six months ended June 30, 2019. As of June 30, 2019, the Company had $224.9 million available under this common share repurchase program.

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of June 30, 2019
Consolidated Indebtedness to Total Assets	<65%	37%
Consolidated Secured Indebtedness to Total Assets	<40%	4%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.3x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.7x

For a full description of the various indenture covenants, refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; and the Seventh Supplemental Indenture dated as of April 24, 2014, each as filed with the SEC. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2018 for specific filing information.

Credit Facility -

The Company has a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (3.28% as of June 30, 2019), can be increased to $2.75 billion through an accordion feature. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of June 30, 2019, the Credit Facility had a balance of $135.0 million outstanding and $0.3 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of June 30, 2019
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	39%
Total Priority Indebtedness to GAV	<35%	3%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.3x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.0x

For a full description of the Credit Facility’s covenants, refer to the Amended and Restated Credit Agreement dated as of February 1, 2018, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2018.

Mortgages and Construction Loan Payable –

During the six months ended June 30, 2019, the Company repaid $6.2 million of mortgage debt that encumbered two operating properties.

In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one of its development projects. This loan commitment is scheduled to mature in August 2020, with six additional six-month options to extend the maturity date to August 2023 and bears interest at a rate of LIBOR plus 180 basis points (4.20% as of June 30, 2019). As of June 30, 2019, the construction loan had a balance of $58.1 million outstanding.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loan financing to partially fund the capital needs of its real estate development projects. As of June 30, 2019, the Company had over 320 unencumbered property interests in its portfolio.

Dividends –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for common and preferred issuances of stock for the six months ended June 30, 2019 and 2018 were $265.2 million and $264.7 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On April 30, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on July 2, 2019, which was paid on July 15, 2019. Additionally, on July 23, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on October 2, 2019, which is scheduled to be paid on October 15, 2019.

The Company’s Board of Directors also declared quarterly dividends with respect to the Company’s various classes of cumulative redeemable preferred shares (Classes I, J, K, L and M). All dividends on the preferred shares were paid on July 15, 2019 to shareholders of record on July 1, 2019. Additionally, the Company’s Board of Directors also declared quarterly dividends with respect to the Company’s various classes of cumulative redeemable preferred shares (Classes I, J, K, L and M). All dividends on the preferred shares are scheduled to be paid on October 15, 2019, to shareholders of record on October 1, 2019.

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

The Company expects to collect property insurance proceeds (net of deductible) equal to the replacement cost of its damaged property, currently estimated to be approximately $30.3 million. As of June 30, 2019, the Company has collected property insurance proceeds totaling $22.2 million, which exceeds the $16.0 million previously written-off due to property damage by $6.2 million. During the six months ended June 30, 2019, the Company collected property insurance proceeds of $2.0 million and recognized this as income, which is included in Other income, net on the Company’s Condensed Consolidated Statements of Income.

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

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted, is reflected in the table below (in thousands, except per share data). In conjunction with the adoption of NAREIT’s FFO White Paper – 2018 Restatement, the Company has reclassified $6.7 million and $10.2 million from transactional income into FFO available to the Company’s common shareholders for the three and six months ended June 30, 2018, respectively, relating to incidental gains and losses on the sale of assets and mark-to-market changes in equity securities. This reclassification had no impact on FFO available to the Company’s common shareholders as adjusted for the three and six months ended June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income available to the Company’s common shareholders	$86,493	$150,852	$188,128	$280,353
Gain on sale of properties/change in control of interests	(14,762)	(96,788)	(38,357)	(154,212)
Gain on sale of joint venture properties	(8,496)	(1,510)	(13,186)	(3,549)
Depreciation and amortization - real estate related	68,723	77,250	139,983	156,242
Depreciation and amortization - real estate joint ventures	10,115	11,611	20,276	20,895
Impairment charges	18,247	22,920	24,655	30,634
Profit participation from other real estate investments, net	(8,754)	(5,253)	(9,784)	(9,981)
(Gain)/loss on marketable securities	(71)	(24)	(1,574)	1,486
Noncontrolling interests (1)	(333)	(507)	(581)	(1,924)
FFO available to the Company’s common shareholders	151,162	158,551	309,560	319,944
Transactional (income)/expense:
Distribution in excess of basis	-	(3,550)	-	(3,550)
Severance costs	-	492	-	1,185
Gain on forgiveness of debt	-	-	-	(4,274)
Other income, net	(1,000)	236	(2,000)	236
Total transactional income, net	(1,000)	(2,822)	(2,000)	(6,403)
FFO available to the Company's common shareholders as adjusted	$150,162	$155,729	$307,560	$313,541
Weighted average shares outstanding for FFO calculations:
Basic	419,697	420,731	419,581	422,060
Units	835	935	825	927
Dilutive effect of equity awards	949	350	1,166	352
Diluted (2)	421,481	422,016	421,572	423,339

FFO per common share – basic	$0.36	$0.38	$0.74	$0.76
FFO per common share – diluted (2)	$0.36	$0.38	$0.74	$0.76
FFO as adjusted per common share – basic	$0.36	$0.37	$0.73	$0.74
FFO as adjusted per common share – diluted (2)	$0.36	$0.37	$0.73	$0.74

(1)	Related to gains, impairment and depreciation on properties, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $228 and $261 for the three months ended June 30, 2019 and 2018, respectively, and $446 and $525 for the six months ended June 30, 2019 and 2018, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

Same Property Net Operating Income(“Same property NOI”)

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income available to the Company’s common shareholders	$86,493	$150,852	$188,128	$280,353
Adjustments:
Management and other fee income	(4,163)	(4,020)	(8,539)	(8,381)
General and administrative	22,633	24,029	48,464	46,427
Impairment charges	17,451	22,873	21,626	30,519
Depreciation and amortization	69,005	79,760	140,566	161,142
Gain on sale of properties/change in control of interests	(14,762)	(95,240)	(38,357)	(152,211)
Interest and other expense, net	42,159	43,157	83,932	86,921
(Benefit)/provision for income taxes, net	(344)	(720)	286	(668)
Equity in income of other real estate investments, net	(13,269)	(9,617)	(19,493)	(19,593)
Net income attributable to noncontrolling interests	360	423	869	315
Preferred dividends	14,534	14,534	29,068	29,123
Non same property net operating income	(17,757)	(33,914)	(45,067)	(70,367)
Non-operational expense from joint ventures, net	10,125	15,136	24,918	29,508
Same property NOI	$212,465	$207,253	$426,401	$413,088

Same property NOI increased by $5.2 million or 2.5% for the three months ended June 30, 2019, as compared to the corresponding period in 2018. This increase is primarily the result of (i) an increase of $6.5 million related to lease-up and rent commencements in the portfolio, partially offset by (ii) a decrease in other property income of $1.3 million.

Same property NOI increased by $13.3 million or 3.2% for the six months ended June 30, 2019, as compared to the corresponding period in 2018. This increase is primarily the result of an increase related to lease-up and rent commencements in the portfolio.

Leasing Activity

During the six months ended June 30, 2019, the Company executed 498 leases totaling over 4.1 million square feet in the Company’s consolidated operating portfolio comprised of 152 new leases and 346 renewals and options. The leasing costs associated with new leases are estimated to aggregate $37.1 million or $38.49 per square foot. These costs include $29.8 million of tenant improvements and $7.3 million of external leasing commissions. The average rent per square foot on new leases was $20.51 and on renewals and options was $15.20.

Tenant Lease Expirations

At June 30, 2019, the Company has a total of 5,578 leases in the U.S. consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	152	368	$8,890	1.1%
2019	212	1,040	$19,648	2.4%
2020	724	4,823	$79,790	9.6%
2021	778	5,979	$92,362	11.1%
2022	826	6,067	$103,613	12.5%
2023	739	5,985	$101,506	12.3%
2024	607	5,308	$88,812	10.7%
2025	282	2,390	$44,133	5.3%
2026	240	3,633	$52,172	6.3%
2027	249	3,282	$50,141	6.1%
2028	325	3,398	$62,814	7.6%
2029	232	2,594	$42,449	5.1%

(1)	Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of June 30, 2019, with corresponding weighted average interest rates sorted by maturity date. The table does not include extension options where available (amounts in millions).

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$102.3	$147.9	$149.0	$11.9	$16.6	$427.7	$429.3
Average Interest Rate	-	5.45%	5.39%	4.05%	3.23%	6.83%	4.93%

Floating Rate	$-	$57.4	$-	$-	$-	$-	$57.4	$58.6
Average Interest Rate	-	4.20%	-	-	-	-	4.20%

Unsecured Debt
Fixed Rate	$-	$-	$483.6	$496.5	$348.0	$2,960.6	$4,288.7	$4,351.1
Average Interest Rate	-	-	3.20%	3.40%	3.13%	3.59%	3.49%

Floating Rate	$-	$-	$131.7	$-	$-	$-	$131.7	$133.7
Average Interest Rate	-	-	3.28%	-	-	-	3.28%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.9 million for the six months ended June 30, 2019 if short-term interest rates were 1.0% higher.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the six months ended June 30, 2019, the Company repurchased 206,435 shares for an aggregate purchase price of $3.6 million (weighted average price of $17.63 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans.

In addition, during February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the six months ended June 30, 2019. As of June 30, 2019, the Company had $224.9 million available under this common share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2019 – January 31, 2019	9,931	$14.62	-	$224.9
February 1, 2019 – February 28, 2019	171,591	17.73	-	224.9
March 1, 2019 – March 31, 2019	2,939	17.61	-	224.9
April 1, 2019 – April 30, 2019	2,238	18.08	-	224.9
May 1, 2019 – May 31, 2019	17,334	18.09	-	224.9
June 1, 2019 – June 30, 2019	2,402	18.73	-	224.9
Total	206,435	$17.63	-

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

31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

July 26, 2019	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

July 26, 2019	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer