Form 10-Q
period 2019-09-30
KIMCO REALTY CORP
filed 2019-10-25
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 14, 2019, the registrant had 422,232,515 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 30, 2019	December 31, 2018
Assets:
Real estate, net of accumulated depreciation and amortization of $2,474,243 and $2,385,287, respectively	$9,172,123	$9,250,519
Real estate under development	300,976	241,384
Investments in and advances to real estate joint ventures	585,467	570,922
Other real estate investments	194,675	192,123
Cash and cash equivalents	141,310	143,581
Accounts and notes receivable, net	191,436	184,528
Operating lease right-of-use assets, net	98,210	-
Other assets	400,934	416,043
Total assets (1)	$11,085,131	$10,999,100

Liabilities:
Notes payable, net	$4,829,996	$4,381,456
Mortgages and construction loan payable, net	482,632	492,416
Dividends payable	126,203	130,262
Operating lease liabilities	91,621	-
Other liabilities	556,515	560,231
Total liabilities (2)	6,086,967	5,564,365
Redeemable noncontrolling interests	23,695	23,682

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; undesignated 6,010,240 and 5,996,240 shares, respectively; Issued and outstanding (in series) 28,580 and 42,580 shares, respectively; Aggregate liquidation preference $714,500 and $1,064,500, respectively	29	43
Common stock, $.01 par value, authorized 750,000,000 shares; issued and outstanding 422,230,015 and 421,388,879 shares, respectively	4,222	4,214
Paid-in capital	5,781,371	6,117,254
Cumulative distributions in excess of net income	(883,741)	(787,707)
Total stockholders' equity	4,901,881	5,333,804
Noncontrolling interests	72,588	77,249
Total equity	4,974,469	5,411,053
Total liabilities and equity	$11,085,131	$10,999,100

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2019 and December 31, 2018 of $229,716 and $239,012, respectively.  See Footnote 11 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at September 30, 2019 and December 31, 2018 of $149,529 and $143,186, respectively.  See Footnote 11 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues
Revenues from rental properties, net	$279,181	$278,699	$850,525	$867,799
Management and other fee income	3,690	4,381	12,229	12,762
Total revenues	282,871	283,080	862,754	880,561

Operating expenses
Rent	(2,836)	(2,702)	(8,452)	(8,262)
Real estate taxes	(37,519)	(37,862)	(113,871)	(115,570)
Operating and maintenance	(39,758)	(39,265)	(123,871)	(123,921)
General and administrative	(23,832)	(21,348)	(72,296)	(67,775)
Provision for doubtful accounts	-	(1,389)	-	(4,571)
Impairment charges	(19,609)	(3,336)	(41,235)	(33,855)
Depreciation and amortization	(68,874)	(74,972)	(209,440)	(236,114)
Total operating expenses	(192,428)	(180,874)	(569,165)	(590,068)

Gain on sale of properties/change in control of interests	9,025	28,250	47,382	180,461

Operating income	99,468	130,456	340,971	470,954

Other income/(expense)
Other income, net	4,327	5,219	8,887	14,675
Interest expense	(43,146)	(44,081)	(131,638)	(140,458)
Early extinguishment of debt charges	-	(12,762)	-	(12,762)
Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other real estate investments, net	60,649	78,832	218,220	332,409

Benefit for income taxes, net	3,866	315	3,580	983
Equity in income of joint ventures, net	17,673	16,533	58,960	52,486
Equity in income of other real estate investments, net	3,265	5,045	22,758	24,638

Net income	85,453	100,725	303,518	410,516

Net income attributable to noncontrolling interests	(1,463)	(567)	(2,332)	(882)

Net income attributable to the Company	83,990	100,158	301,186	409,634

Preferred stock redemption charges	(11,369)	-	(11,369)	-
Preferred dividends	(13,573)	(14,534)	(42,641)	(43,657)

Net income available to the Company's common shareholders	$59,048	$85,624	$247,176	$365,977

Per common share:
Net income available to the Company:
-Basic	$0.14	$0.19	$0.58	$0.86
-Diluted	$0.14	$0.19	$0.58	$0.85

Weighted average shares:
-Basic	419,823	419,230	419,663	421,106
-Diluted	421,002	419,764	420,986	422,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$85,453	$100,725	$303,518	$410,516
Other comprehensive income:
Change in unrealized value on interest rate swap	-	(72)	-	344
Other comprehensive income	-	(72)	-	344

Comprehensive income	85,453	100,653	303,518	410,860

Comprehensive income attributable to noncontrolling interests	(1,463)	(567)	(2,332)	(882)

Comprehensive income attributable to the Company	$83,990	$100,086	$301,186	$409,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

(in thousands)

		Accumulated
	Cumulative	Other						Total
	Distributions in	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Excess of Net Income	Income/(Loss)	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at July 1, 2018	$(710,981)	$72	43	$43	421,388	$4,214	$6,117,862	$5,411,210	$77,768	$5,488,978
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	109	109
Comprehensive income:
Net income	100,158	-	-	-	-	-	-	100,158	567	100,725
Change in unrealized value on interest rate swap	-	(72)	-	-	-	-	-	(72)	-	(72)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(94)	(94)
Dividends declared to common and preferred shares	(132,523)	-	-	-	-	-	-	(132,523)	-	(132,523)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(503)	(503)
Issuance of common stock	-	-	-	-	26	-	-	-	-	-
Surrender of restricted common stock	-	-	-	-	(55)	-	(798)	(798)	-	(798)
Exercise of common stock options	-	-	-	-	32	-	457	457	-	457
Amortization of equity awards	-	-	-	-	-	-	3,736	3,736	-	3,736
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	-	-	(3,918)	(3,918)	-	(3,918)
Balance at September 30, 2018	$(743,346)	$-	43	$43	$421,391	$4,214	$6,117,339	$5,378,250	$77,847	$5,456,097

Balance at July 1, 2019	$(835,934)	$-	43	$43	422,094	$4,221	$6,125,572	$5,293,902	$73,559	$5,367,461
Net income	83,990	-	-	-	-	-	-	83,990	1,463	85,453
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(94)	(94)
Dividends declared to common and preferred shares	(131,797)	-	-	-	-	-	-	(131,797)	-	(131,797)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,340)	(2,340)
Issuance of common stock	-	-	-	-	52	-	-	-	-	-
Surrender of restricted common stock	-	-	-	-	(14)	-	(259)	(259)	-	(259)
Exercise of common stock options	-	-	-	-	98	1	1,539	1,540	-	1,540
Amortization of equity awards	-	-	-	-	-	-	4,505	4,505	-	4,505
Redemption of preferred stock	-	-	(14)	(14)	-	-	(349,986)	(350,000)	-	(350,000)
Balance at September 30, 2019	$(883,741)	$-	29	$29	422,230	$4,222	$5,781,371	$4,901,881	$72,588	$4,974,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

(in thousands)

		Accumulated
	Cumulative	Other						Total
	Distributions in	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Excess of Net Income	Income/(Loss)	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at January 1, 2018	$(754,375)	$(344)	41	$41	425,646.00	$4,256	$6,152,764	$5,402,342	$127,903	$5,530,245
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	109	109
Comprehensive income:
Net income	409,634	-	-	-	-	-	-	409,634	882	410,516
Change in unrealized loss on interest rate swap	-	344	-	-	-	-	-	344	-	344
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(279)	(279)
Dividends declared to common and preferred shares	(398,605)	-	-	-	-	-	-	(398,605)	-	(398,605)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,373)	(2,373)
Issuance of common stock	-	-	-	-	1,101	11	(11)	-	-	-
Repurchase of common stock	-	-	-	-	(5,100)	(51)	(75,075)	(75,126)	-	(75,126)
Surrender of restricted common stock	-	-	-	-	(291)	(2)	(4,288)	(4,290)	-	(4,290)
Exercise of common stock options	-	-	-	-	35	-	487	487	-	487
Amortization of equity awards	-	-	-	-	-	-	13,065	13,065	-	13,065
Issuance of preferred stock	-	-	2	2	-	-	33,112	33,114	-	33,114
Acquisition/deconsolidation of noncontrolling interests	-	-	-	-	-	-	1,203	1,203	(48,395)	(47,192)
Adjustment of redeemable noncontrolling interests to estimated fair value							(3,918)	(3,918)		(3,918)
Balance at September 30, 2018	$(743,346)	$-	43	$43	421,391	$4,214	$6,117,339	$5,378,250	$77,847	$5,456,097

Balance at January 1, 2019	$(787,707)	$-	43	$43	421,389	$4,214	$6,117,254	$5,333,804	$77,249	$5,411,053
Net income	301,186	-	-	-	-	-	-	301,186	2,332	303,518
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(279)	(279)
Dividends declared to common and preferred shares	(397,220)	-	-	-	-	-	-	(397,220)	-	(397,220)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(3,499)	(3,499)
Issuance of common stock	-	-	-	-	838	8	(8)	-	-	-
Surrender of restricted common stock	-	-	-	-	(236)	(2)	(3,946)	(3,948)	-	(3,948)
Exercise of common stock options	-	-	-	-	239	2	3,349	3,351	-	3,351
Amortization of equity awards	-	-	-	-	-	-	14,219	14,219	-	14,219
Acquisition of noncontrolling interests	-	-	-	-	-	-	489	489	(3,215)	(2,726)
Redemption of preferred stock	-	-	(14)	(14)	-	-	(349,986)	(350,000)	-	(350,000)
Balance at September 30, 2019	$(883,741)	$-	29	$29	422,230	$4,222	$5,781,371	$4,901,881	$72,588	$4,974,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018

Cash flow from operating activities:
Net income	$303,518	$410,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,440	236,114
Impairment charges	41,235	33,855
Early extinguishment of debt charges	-	12,762
Equity award expense	15,025	14,455
Gain on sale of properties/change in control of interests	(47,382)	(180,461)
Equity in income of joint ventures, net	(58,960)	(52,486)
Equity in income of other real estate investments, net	(22,758)	(24,638)
Distributions from joint ventures and other real estate investments	78,940	80,900
Change in accounts and notes receivable	(6,908)	6,317
Change in accounts payable and accrued expenses	29,515	26,072
Change in other operating assets and liabilities	(59,206)	(47,075)
Net cash flow provided by operating activities	482,459	516,331

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	-	(5,407)
Improvements to operating real estate	(228,029)	(193,445)
Acquisition of real estate under development	-	(4,592)
Improvements to real estate under development	(85,609)	(175,129)
Investments in marketable securities	(244)	(63)
Proceeds from sale/repayments of marketable securities	1,920	677
Investments in and advances to real estate joint ventures	(22,129)	(25,781)
Reimbursements of investments in and advances to real estate joint ventures	10,274	7,358
Investments in and advances to other real estate investments	(12,503)	(353)
Reimbursements of investments in and advances to other real estate investments	5,960	10,464
Investment in other financing receivable	(48)	(65)
Collection of mortgage loans receivable	5,402	7,446
Investment in other investments	(2,500)	(357)
Proceeds from sale of operating properties	163,199	596,502
Proceeds from insurance casualty claims	3,000	13,500
Net cash flow (used for)/provided by investing activities	(161,307)	230,755

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(6,198)	(202,725)
Principal payments on rental property debt	(9,265)	(10,025)
Proceeds from construction loan financing	8,752	30,366
Proceeds under the unsecured revolving credit facility, net	100,000	122,254
Proceeds from issuance of unsecured notes	350,000
Repayments under unsecured notes	-	(315,095)
Financing origination costs	(7,448)	(1,208)
Payment of early extinguishment of debt charges	(1,531)	(13,308)
Contributions from noncontrolling interests	-	109
Redemption/distribution of noncontrolling interests	(6,489)	(6,046)
Dividends paid	(401,280)	(397,232)
Proceeds from issuance of stock, net	3,351	33,601
Redemption of preferred stock	(350,000)	-
Repurchase of common stock	-	(75,126)
Change in other financing liabilities	(3,315)	(4,778)
Net cash flow used for financing activities	(323,423)	(839,213)

Net change in cash and cash equivalents	(2,271)	(92,127)
Cash and cash equivalents, beginning of the period	143,581	238,513
Cash and cash equivalents, end of the period	$141,310	$146,386

Interest paid during the period including payment of early extinguishment of debt charges of $1,531 and $13,308, respectively (net of capitalized interest of $10,874 and $13,319 respectively)	$111,224	$141,371

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

2. Summary of Significant Accounting Policies

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2018 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

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

Trade Accounts Receivable

The Company reviews its trade accounts receivable, including its straight-line rent receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. The Company analyzes its accounts receivable, customer credit worthiness and current economic trends when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. Effective January 1, 2019, in accordance with the adoption of Topic 842 the Company includes provision for doubtful accounts in Revenues from rental properties, net. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease and will only recognize lease income on a cash basis. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance and the lease income will then be limited to the lesser of (i) the straight-line rental income or (ii) the lease payments that have been collected from the lessee. The Company’s reported net earnings are directly affected by management’s estimate of the collectability of its trade accounts receivable. Trade accounts receivable, primarily derived from expense reimbursements that are being disputed by the lessee, will not be written-off as it is presumed the Company will collect these receivables upon resolution with the tenant.

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

As a lessor, the Company’s recognition of rental revenue remained mainly consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. The new standard defines initial direct costs as only the incremental costs that would not have been incurred if the lease had not been obtained. Under Topic 842 initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents and internal leasing commissions paid to employees for successful execution of lease agreements. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. Internal employee compensation, payroll-related benefits and certain external legal fees are considered indirect costs associated with the execution of lease agreements and will no longer be capitalized; these costs will be included in general and administrative expense. As a result of electing the package of practical expedients described above, existing leases and related initial direct costs have not been reassessed prior to the effective date, and therefore, adoption of the lease standard did not have an impact on the Company’s previously reported Condensed Consolidated Statements of Income for initial direct costs.

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

Reclassifications -

      Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. In conjunction with the adoption of Topic 842 discussed above, the Company reclassified during the three and nine months ended September 30, 2018: (i) $58.0 million and $182.9 million of Reimbursement income, respectively, and (ii) $5.6 million and $16.8 million of Other rental property income, respectively, to Revenues from rental properties, net on the Company’s Condensed Consolidated Statement of Income. The reclassification is solely for comparative purposes as the Company has not elected to adopt Topic 842 retrospectively.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its condensed consolidated financial statements.

New Accounting Pronouncements -

       The following table represents ASUs to the FASB’s ASC that, as of September 30, 2019, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

The following ASUs to the FASB’s ASC have been adopted by the Company as of the date listed:

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters

ASU 2019-07, Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates

In July 2019, the FASB issued ASU 2019-07 which clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply.

		Effective upon issuance ( July 2019)	The eliminated or amended disclosures did not have a material impact to the Company’s Condensed Consolidated Financial Statements.

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

In February 2019, the FASB issued ASU 2019-01, which includes amendments to address the following:

(i)Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers;

(ii)Presentation on the statement of cash flows for sales-type and direct financing leases; and

(iii)Transition disclosures related to Topic 250, Accounting Changes and Error Corrections.

January 1, 2019

The Company adopted this standard using the modified retrospective approach.

The Company has identified certain leases and accounting policies which the adoption impacted, including its ground leases, administrative office leases, initial leasing costs and non-lease components.

See above for further details.

3. Operating Property Activities

Acquisitions of Operating Properties -

During the nine months ended September 30, 2019, the Company acquired the following operating properties, in separate transactions, through direct asset purchases (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash*	GLA**
Bell Camino Out-parcel	Sun City, AZ	Jan-19	$5,678	45
Gateway at Donner Pass Out-parcel	Truckee, CA	Jan-19	13,527	40
Rancho Penasquitos Out-parcel	San Diego, CA	Jan-19	12,064	40
			$31,269	125

* The Company utilized an aggregate $31.0 million associated with Internal Revenue Code 26 U.S.C. §1031 sales proceeds.

** Gross leasable area ("GLA")

Included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income for the nine months ended September 30, 2019 is $0.9 million in revenue resulting from these acquisitions.

Purchase Price Allocations -

The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocations for properties acquired during the nine months ended September 30, 2019, are as follows (in thousands):

	Allocation as of September 30, 2019	Weighted-Average Amortization Period (in Years)
Land	$8,266	n/a
Buildings	15,935	50.0
Building improvements	1,313	45.0
Tenant improvements	1,637	20.0
In-place leases	4,118	20.0
Net assets acquired	$31,269

Dispositions -

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels (dollars in millions):

	Nine Months Ended September 30,
	2019	2018
Aggregate sales price/gross fair value	$163.8	$973.5
Gain on sale of properties/change in control of interests	$47.4	$180.5
Number of operating properties sold/deconsolidated	12	45
Number of out-parcels sold	7	4

Impairments -

During the nine months ended September 30, 2019, the Company recognized aggregate impairment charges of $41.2 million. These impairment charges consist of: (i) $29.7 million related to adjustments to property carrying values for properties which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold period for such properties and (ii) $11.5 million related to a development project which the Company no longer intends to develop, but now intends to market the property as is for sale. During the nine months ended September 30, 2018, the Company recognized aggregate impairment charges of $33.9 million related to adjustments to property carrying values for properties which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold period for such properties. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. See Footnote 12 to the Notes to the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

4. Real Estate Under Development

The Company is engaged in various real estate development projects for long-term investment. The costs incurred to date for these real estate development projects are as follows (in thousands):

Property Name	Location	September 30, 2019	December 31, 2018
Dania Pointe – Phases II, III and IV	Dania Beach, FL	$223,164	$152,111
Mill Station	Owings Mills, MD	77,812	55,771
Promenade at Christiana (1)	New Castle, DE	-	33,502
Total*		$300,976	$241,384

* Includes capitalized costs of interest, real estate taxes, insurance, legal costs and payroll of $27.4 million and $24.9 million, as of September 30, 2019 and December 31, 2018, respectively.

(1)

During the nine months ended September 30, 2019, the Company reclassified this project to Real estate, net of accumulated depreciation and amortization on the Company’s Condensed Consolidated Balance Sheets, as it is now the Company’s intention to discontinue development of this project and to market it for sale as is. The as is value, estimated fair value, was below the carrying value and as such, the Company recorded an impairment charge of $11.5 million during the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company capitalized (i) interest of $6.6 million, (ii) real estate taxes, insurance and legal costs of $1.1 million, and (iii) payroll of $1.1 million in connection with its real estate development projects.

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

The table below presents joint venture investments for which the Company held an ownership interest at September 30, 2019 and December 31, 2018 (dollars in millions):

	Ownership	The Company's Investment
Joint Venture	Interest	September 30, 2019	December 31, 2018
Prudential Investment Program (1)	15.0%	$172.5	$175.2
Kimco Income Opportunity Portfolio (“KIR”) (1)	48.6%	172.4	167.2
Canada Pension Plan Investment Board (“CPP”) (1)	55.0%	151.3	135.0
Other Joint Venture Programs	Various	89.3	93.5
Total*		$585.5	$570.9

* Representing 101 property interests and 21.6 million square feet of GLA, as of September 30, 2019, and 109 property interests and 23.2 million square feet of GLA, as of December 31, 2018.

(1)

The Company manages these joint venture investments and, where applicable, earns property management fees, construction management fees, property acquisition and disposition fees, leasing management fees and asset management fees.

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Joint Venture	2019	2018	2019	2018
Prudential Investment Program	$5.6	$3.0	$11.3	$8.5
KIR	8.8	8.0	40.6	26.9
CPP	1.1	1.2	4.2	3.7
Other Joint Venture Programs (1)	2.2	4.3	2.9	13.4
Total	$17.7	$16.5	$59.0	$52.5

(1)

During the nine months ended September 30, 2018, a joint venture investment distributed cash proceeds resulting from the refinancing of an existing loan of which the Company’s share was $3.6 million. The distribution was in excess of the Company’s carrying basis in this joint venture investment and as such the excess was recognized as income.

During the nine months ended September 30, 2019, certain of the Company’s real estate joint ventures disposed of eight operating properties, in separate transactions, for an aggregate sales price of $240.9 million. These transactions resulted in an aggregate net gain to the Company of $13.7 million for the nine months ended September 30, 2019.

During the nine months ended September 30, 2018, certain of the Company’s real estate joint ventures disposed of five operating properties, in separate transactions, for an aggregate sales price of $48.4 million. These transactions resulted in an aggregate net gain to the Company of $6.1 million for the nine months ended September 30, 2018.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2019 and December 31, 2018 (dollars in millions):

	As of September 30, 2019			As of December 31, 2018
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$539.3	3.64%	49.8	$572.6	4.29%	49.0
KIR	568.8	4.46%	30.9	651.4	4.43%	40.4
CPP	84.7	3.25%	45.0	84.4	3.85%	54.0
Other Joint Venture Programs	420.4	3.93%	83.3	474.2	4.26%	78.6
Total	$1,613.2			$1,782.6

* Includes extension options

6. Other Real Estate Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of September 30, 2019, the Company’s net investment under the Preferred Equity Program was $176.0 million relating to 243 properties, including 232 net leased properties.  During the nine months ended September 30, 2019, the Company recognized income of $22.6 million from its preferred equity investments, including profit participation of $9.8 million. During the nine months ended September 30, 2018, the Company recognized income of $24.4 million from its preferred equity investments, including profit participation of $10.5 million. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

7. Leases

The Company adopted Topic 842, on January 1, 2019, and as a result, recorded a ROU asset of $106.0 million and a corresponding lease liability of $98.7 million (see Footnote 2 to the Notes to the Company’s Condensed Consolidated Financial Statements for further discussion on the adoption of Topic 842). As the lessee, the Company currently leases real estate space under noncancelable operating lease agreements for ground leases and administrative office leases. The Company’s leases have remaining lease terms ranging from less than one year to 52 years, some of which include options to extend the terms for up to an additional 75 years. The Company does not include any of its renewal options in its lease terms for calculating its lease liability as the renewal options allow the Company to maintain operational flexibility, and the Company is not reasonably certain it will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for the Company’s operating leases was 21.5 years at September 30, 2019. The weighted-average discount rate was 6.63% at September 30, 2019. The Company’s operating lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease by lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applied adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets.

The components of the Company’s lease expense, which are included in rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income, were as follows (in thousands):

Nine Months Ended September 30, 2019
Lease cost:
Operating lease cost	$9,592
Variable lease cost	1,408
Total lease cost	$11,000

The future minimum lease payments to be paid under noncancelable operating leases in effect at September 30, 2019 and December 31, 2018, are as follows (in thousands):

Year Ending December 31,	As of September 30, 2019	As of December 31, 2018
2019	$3,091	$12,206
2020	10,375	9,901
2021	9,858	9,716
2022	9,237	9,236
2023	9,250	8,936
Thereafter	136,608	115,788
Total minimum lease payments	$178,419	$165,783

Less imputed interest	(86,798)
Total operating lease liabilities	$91,621

The future minimum revenues from rental properties under the terms of all noncancelable tenant operating leases in effect, assuming no new or renegotiated leases are executed for such premises, at September 30, 2019 and December 31, 2018, are as follows (in thousands):

Year Ending December 31,	As of September 30, 2019	As of December 31, 2018
2019	$210,376	$816,409
2020	826,361	769,074
2021	762,245	690,678
2022	666,605	594,638
2023	566,171	492,631
Thereafter	2,927,901	2,540,231
Total minimum revenues	$5,959,659	$5,903,661

8. Other Assets

Mortgages and Other Financing Receivables -

During the nine months ended September 30, 2019, the Company received full payment relating to the following mortgages receivable (dollars in millions):

Date Paid	Amount Received	Interest Rate	Maturity Date
May-19	$2.0	6.00%	Dec-24
Jun-19	$1.6	7.57%	Jun-19
Jun-19	$1.6	7.57%	Jun-19

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of September 30, 2019, the Company had a total of seven loans aggregating $9.1 million, all of which were identified as performing loans.

Assets Held-For-Sale -

At September 30, 2019, the Company had three consolidated properties classified as held-for-sale at a net carrying amount of $36.9 million (including accumulated depreciation and amortization of $11.8 million). The Company’s determination of the fair value of the properties was based upon executed contracts of sale with third parties. The book value of one these properties exceeded its estimated fair value, less costs to sell, and as such an impairment charge of $0.5 million was recognized.

9. Notes, Mortgages and Construction Loan Payable

Notes Payable –

During the nine months ended September 30, 2019, the Company issued the following senior unsecured notes (dollars in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Aug-19	Oct-49	$350.0	3.70%

As of September 30, 2019, the Company’s unsecured revolving credit facility of $2.25 billion had an outstanding balance of $200.0 million and $0.3 million appropriated for letters of credit.

Mortgages and Construction Loan Payable -

During the nine months ended September 30, 2019, the Company repaid $6.2 million of mortgage debt that encumbered two operating properties.

As of September 30, 2019, the Company’s construction loan commitment of $67.0 million relating to one of its development projects had an outstanding balance of $59.7 million.

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

During the nine months ended September 30, 2019, the Company acquired its partner’s interests in two consolidated entities for an aggregate purchase price of $2.7 million. This transaction resulted in a net decrease in Noncontrolling interests of $3.2 million and a corresponding net increase in Paid-in capital of $0.5 million on the Company’s Condensed Consolidated Balance Sheets. There are no remaining partners in one of these consolidated entities.

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

In addition, during the nine months ended September 30, 2018, the Company sold a portion of its investment in a consolidated operating property to its partner based on a gross fair value of $320.0 million, including $206.0 million of non-recourse mortgage debt, and amended the partnership agreement to provide for joint control of the entity. As a result of the amendment, the Company no longer consolidates the entity and as such, reduced noncontrolling interests by $43.8 million on the Company’s Condensed Consolidated Balance Sheets and recognized a gain on change in control of $6.8 million on the Company’s Condensed Consolidated Statements of Income.

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Condensed Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2019 and 2018 (in thousands):

	2019	2018
Balance at January 1,	$23,682	$16,143
Income	279	279
Distributions	(266)	(266)
Adjustment to estimated redemption value (1)	-	3,918
Balance at September 30,	$23,695	$20,074

(1)

During the nine months ended September 30, 2018, the Company recorded an adjustment of $3.9 million to the estimated redemption fair market value of a noncontrolling interest in accordance with the provisions of the respective joint venture agreement and ASC 480 – Accounting for Redeemable Equity Instruments.

11. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at September 30, 2019 and December 31, 2018, are 22 and 23 consolidated entities that are VIEs, respectively, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At September 30, 2019, total assets of these VIEs were $1.0 billion and total liabilities were $69.3 million. At December 31, 2018, total assets of these VIEs were $1.1 billion and total liabilities were $75.2 million.

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

Additionally, included within the Company’s real estate development projects at September 30, 2019 and December 31, 2018, is one consolidated entity that is a VIE, for which the Company is the primary beneficiary. This entity has been established to develop a real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership and management of this property. This entity was deemed a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest. At September 30, 2019, total assets of this real estate development VIE were $350.9 million and total liabilities were $80.2 million. At December 31, 2018, total assets of this real estate development VIE were $275.6 million and total liabilities were $68.0 million.

Substantially all the projected remaining development costs to be funded for this real estate development project, aggregating $59.1 million, will be funded with capital contributions from the Company, when contractually obligated, and/or construction loan financing. The Company has not provided financial support to this VIE that it was not previously contractually required to provide.

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

	As of September 30, 2019	As of December 31, 2018
Number of unencumbered VIEs	20	20
Number of encumbered VIEs	3	4
Total number of consolidated VIEs	23	24

Restricted Assets:
Real estate, net	$219.5	$229.2
Cash and cash equivalents	4.4	4.4
Accounts and notes receivable, net	2.8	2.1
Other assets	3.0	3.3
Total Restricted Assets	$229.7	$239.0

VIE Liabilities:
Mortgages and construction loan payable, net	$91.9	$83.8
Other liabilities	57.6	59.4
Total VIE Liabilities	$149.5	$143.2

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1)	$4,829,996	$5,000,047	$4,381,456	$4,126,450
Mortgages and construction loan payable, net (2)	$482,632	$486,076	$492,416	$486,341

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its unsecured revolving credit facility was classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2, as of September 30, 2019 and December 31, 2018, were $4.8 billion and $4.0 billion, respectively. The estimated fair value amounts classified as Level 3, as of September 30, 2019 and December 31, 2018, were $199.8 million and $97.6 million, respectively.

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

The tables below present the Company’s financial assets measured at fair value on a recurring basis at  September 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2019	Level 1	Level 2	Level 3

Marketable equity securities	$10,001	$10,001	$	$-

	Balance at December 31, 2018	Level 1	Level 2	Level 3

Marketable equity securities	$9,045	$9,045	$-	$-

Assets measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018, are as follows (in thousands):

	Balance at September 30, 2019	Level 1	Level 2	Level 3

Real estate	$138,489	$-	$-	$138,489
Other real estate investments	$22,202	$-	$-	$22,202

	Balance at December 31, 2018	Level 1	Level 2	Level 3

Real estate	$99,693	$-	$-	$99,693
Investments in real estate joint ventures (1)	$62,429	$-	$-	$62,429

(1)	Fair value measurement as of date of deconsolidation.

During the nine months ended September 30, 2019 and 2018, the Company recognized impairment charges related to adjustments to property carrying values of $41.2 million and $33.9 million, respectively. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers. For the discounted cash flow models, the capitalization rates primarily range from 8.00% to 11.00% and discount rates primarily range from 8.50% to 12.50% which were utilized in the models based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion regarding impairment charges).

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

The Company recognized expenses associated with its equity awards of $15.0 million and $14.5 million for the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, the Company had $38.0 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.0 years.

14. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine months Ended September 30,
	2019	2018	2019	2018
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$59,048	$85,624	$247,176	$365,977
Change in estimated redemption value of redeemable noncontrolling interests	-	(3,918)	-	(3,918)
Earnings attributable to participating securities	(654)	(604)	(1,939)	(1,818)
Net income available to the Company’s common shareholders for basic earnings per share	58,394	81,102	245,237	360,241
Distributions on convertible units	-	-	20	683
Net income available to the Company’s common shareholders for diluted earnings per share	$58,394	$81,102	$245,257	$360,924

Weighted average common shares outstanding – basic	419,823	419,230	419,663	421,106
Effect of dilutive securities (1):
Equity awards	1,120	534	1,273	515
Assumed conversion of convertible units	59	-	50	822
Weighted average common shares outstanding – diluted	421,002	419,764	420,986	422,443

Net income available to the Company's common shareholders:
Basic earnings per share	$0.14	$0.19	$0.58	$0.86
Diluted earnings per share	$0.14	$0.19	$0.58	$0.85

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 0.5 million and 1.3 million stock options that were not dilutive as of September 30, 2019 and 2018, respectively.

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

15. Stockholders’ Equity

Preferred Stock -

The Company’s outstanding Preferred Stock is detailed below:

As of September 30, 2019
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class J	9,000	9,000	$225,000	5.500%	$1.37500	$1.00	7/25/2017
Class L	10,350	9,000	225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		28,580	$714,500

As of December 31, 2018
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class I	18,400	7,000	$175,000	6.000%	$1.50000	$1.00	3/20/2017
Class J	9,000	9,000	225,000	5.500%	$1.37500	$1.00	7/25/2017
Class K	8,050	7,000	175,000	5.625%	$1.40625	$1.00	12/7/2017
Class L	10,350	9,000	225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		42,580	$1,064,500

The following Preferred Stock classes were redeemed during the nine months ended September 30, 2019:

Class of Preferred Stock	Redemption Date	Depositary Shares Redeemed	Redemption Price	Redemption Amount (in millions)	Redemption Charges (1) (in millions)
Class I	9/14/2019	7,000,000	$25.00	$175.0	$5.5
Class K	9/14/2019	7,000,000	$25.00	$175.0	$5.9

(1)

Redemption charges resulting from the difference between the redemption amount and the carrying amount of the respective preferred stock class on the Company’s Condensed Consolidated Balance Sheets are accounted for in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity. These charges were subtracted from net income attributable to the Company to arrive at net income available to the Company’s common shareholders and used in the calculation of earnings per share.

Common Stock -

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the nine months ended September 30, 2019. As of September 30, 2019, the Company had $224.9 million available under this common share repurchase program.

During September 2019, the Company established an at the market continuous offering program (the “ATM program”), which will concurrently expire with the Company’s shelf registration statement in February 2021, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may have be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange (the “NYSE”) or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not offer for sale any shares of common stock under the ATM program during September 2019.

Dividends Declared -

The following table provides a summary of the dividends declared per share:

	Three Months Ended September 30,		Nine months Ended September 30,
	2019	2018	2019	2018
Common Shares	$0.28000	$0.28000	$0.84000	$0.84000
Class I Depositary Shares	$0.24583	$0.37500	$0.99583	$1.12500
Class J Depositary Shares	$0.34375	$0.34375	$1.03125	$1.03125
Class K Depositary Shares	$0.23047	$0.35156	$0.93359	$1.05468
Class L Depositary Shares	$0.32031	$0.32031	$0.96093	$0.96093
Class M Depositary Shares	$0.32813	$0.32813	$0.98439	$0.98439

16. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2019 and 2018 (in thousands):

	2019	2018
Acquisition of real estate interests through proceeds held in escrow	$30,970	$-
Proceeds deposited in escrow through sale of real estate interests	$-	$16,842
Disposition of real estate interests through the issuance of mortgage receivables	$-	$14,700
Disposition of real estate interests by foreclosure of debt	$-	$7,444
Forgiveness of debt due to foreclosure	$-	$12,415
Surrender of restricted common stock	$3,948	$4,290
Declaration of dividends paid in succeeding period	$126,203	$130,263
Capital expenditures accrual	$73,958	$84,873
Increase in redeemable noncontrolling interests’ carrying amount	$-	$3,918
Deconsolidation of Joint Ventures:
Decrease in real estate and other assets	$-	$300,299
Increase in investments in and advances to real estate joint ventures	$-	$62,429
Decrease in mortgages and construction loan payable, other liabilities and noncontrolling interests	$-	$248,274

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of September 30, 2019, the Company had interests in 420 shopping center properties, aggregating 73.6 million square feet of gross leasable area (“GLA”), located in 27 states and Puerto Rico. In addition, the Company had 247 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 4.5 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

The Company’s investment strategy also includes the retail re-tenanting, renovation and expansion of its existing centers and acquired centers, while also pursuing redevelopment opportunities to increase overall value within its portfolio. The Company may selectively acquire established income-producing real estate properties and properties requiring significant re-tenanting and redevelopment, primarily in geographic regions in which the Company presently operates. Additionally, the Company may selectively acquire land parcels in its key markets for real estate development projects for long-term investment. The Company may consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise. The Company also continues to simplify its business by reducing the number of its joint venture investments.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2019 and 2018

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018 (in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change

Revenues
Revenues from rental properties, net (1)	$279,181	$278,699	$482	$850,525	$867,799	$(17,274)
Management and other fee income	3,690	4,381	(691)	12,229	12,762	(533)
Operating expenses
Rent (2)	(2,836)	(2,702)	(134)	(8,452)	(8,262)	(190)
Real estate taxes	(37,519)	(37,862)	343	(113,871)	(115,570)	1,699
Operating and maintenance (3)	(39,758)	(39,265)	(493)	(123,871)	(123,921)	50
General and administrative (4)	(23,832)	(21,348)	(2,484)	(72,296)	(67,775)	(4,521)
Provision for doubtful accounts (5)	-	(1,389)	1,389	-	(4,571)	4,571
Impairment charges	(19,609)	(3,336)	(16,273)	(41,235)	(33,855)	(7,380)
Depreciation and amortization	(68,874)	(74,972)	6,098	(209,440)	(236,114)	26,674
Gain on sale of properties/change in control of interests	9,025	28,250	(19,225)	47,382	180,461	(133,079)
Other income/(expense)
Other income, net	4,327	5,219	(892)	8,887	14,675	(5,788)
Interest expense	(43,146)	(44,081)	935	(131,638)	(140,458)	8,820
Early extinguishment of debt charges	-	(12,762)	12,762	-	(12,762)	12,762
Benefit for income taxes, net	3,866	315	3,551	3,580	983	2,597
Equity in income of joint ventures, net	17,673	16,533	1,140	58,960	52,486	6,474
Equity in income of other real estate investments, net	3,265	5,045	(1,780)	22,758	24,638	(1,880)
Net income attributable to noncontrolling interests	(1,463)	(567)	(896)	(2,332)	(882)	(1,450)
Preferred stock redemption charges	(11,369)	-	(11,369)	(11,369)	-	(11,369)
Preferred dividends	(13,573)	(14,534)	961	(42,641)	(43,657)	1,016
Net income available to the Company's common shareholders	$59,048	$85,624	$(26,576)	$247,176	$365,977	$(118,801)
Net income available to the Company:
Diluted per common share	$0.14	$0.19	$(0.05)	$0.58	$0.85	$(0.27)

(1)

Upon the adoption of Topic 842, the Company reclassified $58.0 million and $182.9 million of Reimbursement income, respectively, and $5.6 million and $16.8 million of Other rental property income, respectively, to Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018. See Footnote 2 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional disclosure.

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

(5)	In accordance with the adoption of Topic 842 the Company, as of January 1, 2019, includes Provision for doubtful accounts amounts in Revenues from rental properties, net.

Net income available to the Company’s common shareholders was $59.0 million for the three months ended September 30, 2019, as compared to $85.6 million for the comparable period in 2018. On a diluted per common share basis, net income available to the Company for the three months ended September 30, 2019, was $0.14 as compared to $0.19 for the comparable period in 2018.

Net income available to the Company’s common shareholders was $247.2 million for the nine months ended September 30, 2019, as compared to $366.0 million for the comparable period in 2018. On a diluted per common share basis, net income available to the Company for the nine months ended September 30, 2019, was $0.58 as compared to $0.85 for the comparable period in 2018.

The following describes the changes of certain line items included in Net income available to the Company’s common shareholders on the Company’s Condensed Consolidated Statements of Income, which it believes represent items that have significant changes during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018:

Revenue from rental properties, net –

The decrease in Revenues from rental properties, net of $17.3 million for the nine months ended September 30, 2019, as compared to the corresponding period in 2018, is primarily from (i) a decrease in revenues of $51.4 million due to properties sold during 2019 and 2018, partially offset by (ii) the completion of certain redevelopment and development projects, acquisitions, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the nine months ended September 30, 2019 of $34.1 million, as compared to the corresponding period in 2018.

General and administrative –

The increase in General and administrative expense of $2.5 million and $4.5 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018, is primarily due to (i) a decrease in capitalization of internal leasing commissions of $3.3 million and $8.3 million, respectively, in association with the adoption of Topic 842, which allows only the initial direct cost of a lease to be capitalized (see Footnote 2 of the Notes to the Condensed Consolidated Financial Statements), partially offset by (ii) a reduction in salary and severance expense for the three and nine months ended September 30, 2019 of $0.5 million and $3.8 million, respectively.

Impairment charges –

During the nine months ended September 30, 2019 and 2018, the Company recognized impairment charges related to adjustments to property carrying values of $41.2 million and $33.9 million, respectively, for which the Company’s estimated fair values were primarily based upon (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair value utilized unobservable inputs and as such are classified as Level 3 of the fair value hierarchy.

Depreciation and amortization –

The decrease in Depreciation and amortization of $6.1 million for the three months ended September 30, 2019, as compared to the corresponding period in 2018, is primarily due to (i) a decrease of $3.4 million resulting from property dispositions in 2019 and 2018, (ii) a decrease of $2.1 million related to fewer tenant vacates and write-offs during the three months ended September 30, 2018, as compared to the corresponding period in 2019 and (iii) a decrease of $0.6 million related to the acceleration of depreciable lives of assets within the Company’s redevelopment projects during the three months ended September 30, 2018.

The decrease in Depreciation and amortization of $26.7 million for the nine months ended September 30, 2019, as compared to the corresponding period in 2018, is primarily due to (i) a decrease of $15.0 million resulting from property dispositions in 2019 and 2018, (ii) a decrease of $8.0 million related to the acceleration of depreciable lives of assets within the Company’s redevelopment projects during the nine months ended September 30, 2018 and (iii) a decrease of $3.7 million related to fewer tenant vacates and write-offs during the nine months ended September 30, 2018, as compared to the corresponding period in 2019.

Gain on sale of properties/change in control of interests –

During the nine months ended September 30, 2019, the Company disposed of 12 operating properties and seven out-parcels, in separate transactions, for an aggregate sales price of $163.8 million. These transactions resulted in aggregate gains of $47.4 million.

During the nine months ended September 30, 2018, the Company disposed of 45 operating properties (including the deconsolidation of one operating property) and four out-parcels, in separate transactions, for an aggregate sales price of $973.5 million. These transactions resulted in an aggregate gain of $180.5 million.

Other income, net –

The decrease in Other income, net of $5.8 million for the nine months ended September 30, 2019, as compared to the corresponding period in 2018, is primarily due to (i) the recognition of gain on forgiveness of debt of $4.3 million and relief of accrued interest expense of $3.4 million resulting from the foreclosure of an encumbered property during the nine months ended September 30, 2018, and (ii) the recognition of a gain on land sales of $6.3 million during the nine months ended September 30, 2018, partially offset by (iii) an increase in net gains on changes in fair value of available-for-sale marketable securities of $3.4 million for the nine months ended September 30, 2019, as compared to the corresponding period in 2018, (iv) settlement proceeds of $3.3 million related to a property condemnation during the nine months ended September 30, 2019, and (v) an increase of $1.5 million related to the recognition of income from the Company’s Puerto Rico properties, resulting from the receipt of casualty insurance claims in excess of the value of the assets written-off during the nine months ended September 30, 2019, as compared to the corresponding period in 2018.

Interest expense –

The decrease in Interest expense of $8.8 million for the nine months ended September 30, 2019, as compared to the corresponding period in 2018, is primarily the result of the repayment of maturing debt during 2019 and 2018 and lower levels of borrowings during the nine months ended September 30, 2019, as compared to the corresponding period in 2018.

Early extinguishment of debt charges –

During the three and nine months ended September 30, 2018, the Company incurred early extinguishment of debt charges of $12.8 million in connection with the optional make-whole provisions of unsecured notes that were repaid prior to maturity.

Benefit for income taxes, net –

The increase in Benefit for income taxes, net of $3.6 million and $2.6 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018, is primarily due to an increase in federal tax refunds.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $6.5 million for the nine months ended September 30, 2019, as compared to the corresponding period in 2018, is primarily due to (i) an increase in net gains of $5.7 million resulting from the sale of properties within various joint venture investments during 2019, as compared to the corresponding period in 2018, and (ii) higher equity in income of $2.4 million within various joint venture investments during 2019, as compared to the corresponding period in 2018, partially offset by (iii) an increase in impairment charges of $1.6 million resulting from the sale of properties within various joint venture investments during 2019, as compared to the corresponding period in 2018.

Preferred stock redemption charges –

During September 2019, the Company redeemed all its outstanding Class I Preferred Stock and Class K Preferred Stock and as a result, the Company recorded a redemption charge of $11.4 million. This $11.4 million charge was subtracted from net income attributable to the Company to arrive at net income available to the Company’s common shareholders and used in the calculation of earnings per share for the three and nine months ended September 30, 2019.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At September 30, 2019, the Company’s five largest tenants were TJX Companies, Home Depot, Ahold Delhaize USA, Albertsons and PetSmart, which represented 3.8%, 2.4%, 2.2%, 1.9% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgages and construction loan financing, and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.25 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine months Ended September 30,
	2019	2018
Cash and cash equivalents, beginning of the period	$143,581	$238,513
Net cash flow provided by operating activities	482,459	516,331
Net cash flow (used for)/provided by investing activities	(161,307)	230,755
Net cash flow used for financing activities	(323,423)	(839,213)
Net change in cash and cash equivalents	(2,271)	(92,127)
Cash and cash equivalents, end of the period	$141,310	$146,386

Operating Activities

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility, and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.

Net cash flow provided by operating activities for the nine months ended September 30, 2019, was $482.5 million, as compared to $516.3 million for the comparable period in 2018. The decrease of $33.8 million is primarily attributable to:

●	changes in operating assets and liabilities due to timing of receipts and payments;
●	the disposition of operating properties in 2019 and 2018; and
●	a decrease in distributions from the Company’s joint venture programs; partially offset by
●	new leasing, expansion and re-tenanting of core portfolio properties; and
●	the acquisition of operating properties during 2019.

During the nine months ended September 30, 2019 and 2018, the Company capitalized personnel costs of $1.9 million and $10.2 million, respectively, relating to deferred leasing costs.

Investing Activities

Net cash flow used for investing activities was $161.3 million for the nine months ended September 30, 2019, as compared to net cash flow provided by investing activities of $230.8 million for the comparable period in 2018.

Investing activities during 2019 primarily consisted of:

Cash inflows:

●	$163.2 million in proceeds from the sale of 12 consolidated operating properties and seven out-parcels;
●

$16.2 million in reimbursements of investments in and advances to real estate joint ventures and reimbursements of investments in and advances to other real estate investments, primarily related to the sale of properties within the Company’s joint venture portfolio and Preferred Equity Program;

●	$5.4 million in collection of mortgage loans receivable;
●	$3.0 million in proceeds from insurance casualty claims; and
●	$1.9 million in proceeds from sale/repayments of marketable securities.

Cash outflows:

●	$313.6 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development; and
●

$34.6 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio, and investments in other real estate investments, primarily related to repayment of a mortgage within the Company’s Preferred Equity Program.

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

●	$13.5 million in proceeds from insurance casualty claims in connection with Hurricane Maria; and
●	$7.4 million in collection of mortgage loans receivable.

Cash outflows:

●	$368.6 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●	$25.8 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio; and
●	$10.0 million for acquisition of operating real estate and other related net assets, including two land parcels, and the acquisition of a land parcel at one development project.

Acquisitions of Operating Real Estate and Other Related Net Assets –

       During the nine months ended September 30, 2019 and 2018, the Company expended $0 (after use of 26 U.S.C. §1031 proceeds of $31.0 million) and $5.4 million, respectively, towards the acquisition of operating real estate properties and parcels adjacent to operating real estate properties.

Improvements to Operating Real Estate –

During the nine months ended September 30, 2019 and 2018, the Company expended $228.0 million and $193.4 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Nine months Ended September 30,
	2019	2018
Redevelopment and renovations	$185,492	$140,265
Tenant improvements and tenant allowances	42,250	51,384
Other	287	1,796
Total improvements (1)	$228,029	$193,445

(1)

During the nine months ended September 30, 2019 and 2018, the Company capitalized payroll of $6.2 million and $4.8 million, respectively, and capitalized interest of $4.2 million and $2.6 million, respectively, in connection with the Company’s improvements to operating real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment, (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2019 will be approximately $75.0 million to $100.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company’s Credit Facility.

Real Estate Under Development –

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments. As of September 30, 2019, the Company had in progress a total of two active real estate development projects. During the nine months ended September 30, 2019 and 2018, the Company expended $85.6 million and $175.1 million, respectively, towards improvements to real estate under development. The Company capitalized (i) interest of $6.6 million and $10.7 million, (ii) real estate taxes, insurance and legal costs of $1.1 million and $2.5 million and (iii) payroll of $1.1 million and $1.2 million during the nine months ended September 30, 2019 and 2018, respectively, in connection with its real estate development projects. The Company anticipates the total remaining costs to complete these active projects to be approximately $50.0 million to $100.0 million. The Company anticipates its capital commitment toward these development projects for the remainder of 2019 will be approximately $20.0 million to $35.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities, construction financing, where applicable, and availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $323.4 million for the nine months ended September 30, 2019, as compared to $839.2 million for the comparable period in 2018.

Financing activities during 2019 primarily consisted of:

Cash inflows:

●	$350.0 million in proceeds from issuance of unsecured notes,
●	$100.0 million in proceeds from borrowings under the Company’s unsecured revolving credit facility, net; and
●	$8.8 million in proceeds from construction loan financing for one development project.

Cash outflows:

●	$401.3 million of dividends paid;
●	$350.0 million for the redemption of the Company’s Class I and Class K Preferred Stock;
●	$15.5 million for principal payments on debt (related to the repayment of debt on two encumbered properties), including normal amortization on rental property debt;
●	$7.4 million for financing origination costs, primarily related to the issuance of unsecured notes; and
●	$6.5 million for the redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership interests by consolidated subsidiaries.

Financing activities during 2018 primarily consisted of:

Cash inflows:

●	$122.3 million in proceeds from the Company’s unsecured revolving credit facility, net:
●	$33.6 million in proceeds primarily from the exercise of the Class M Preferred Stock over-allotment option; and
●	$30.4 million in proceeds from construction loan financing at one development project.

Cash outflows:

●	$397.2 million of dividends paid;
●	$315.1 million for the repayment of unsecured notes;
●	$212.8 million for principal payments on debt (related to the repayment of debt on five encumbered properties), including normal amortization on rental property debt;
●	$75.1 million for the repurchase of common stock;
●	$13.3 million for the payment of early extinguishment of debt charges; and
●	$6.0 million for redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership units by consolidated subsidiaries.

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

There are no debt maturities for the remainder of 2019. The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its investment-grade senior, unsecured debt ratings.  The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings, mortgages and/or construction loan financing and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $14.1 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air shopping centers, funding real estate under development projects, expanding and improving properties in the portfolio and other investments.

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

Preferred Stock –

The following Preferred Stock classes were redeemed during the nine months ended September 30, 2019:

Class of Preferred Stock	Redemption Date	Dividend Rate	Depositary Shares Redeemed	Redemption Price	Redemption Amount (in millions)	Redemption Charges (1) (in millions)
Class I	9/14/2019	6.00%	7,000,000	$25	$175	$5.5
Class K	9/14/2019	5.13%	7,000,000	$25	$175	$5.9

(1)

Redemption charges resulting from the difference between the redemption amount and the carrying amount of the respective preferred stock class on the Company’s Condensed Consolidated Balance Sheets are accounted for in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity. These charges were subtracted from net income attributable to the Company to arrive at net income available to the Company’s common shareholders and used in the calculation of earnings per share.

Common Stock –

During September 2019, the Company established an at the market continuous offering program (the “ATM program”), which will concurrently expire with the Company’s shelf registration statement in February 2021, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not offer for sale any shares of common stock under the ATM program during September 2019.

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the nine months ended September 30, 2019. As of September 30, 2019, the Company had $224.9 million available under this common share repurchase program.

Senior Notes –

During the nine months ended September 30, 2019, the Company issued the following senior unsecured notes (dollars in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Aug-19	Oct-49	$350.0	3.70%

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of September 30, 2019
Consolidated Indebtedness to Total Assets	<65%	41%
Consolidated Secured Indebtedness to Total Assets	<40%	4%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.9x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.4x

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

Credit Facility –

The Company has a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (3.28% as of September 30, 2019), can be increased to $2.75 billion through an accordion feature. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of September 30, 2019, the Credit Facility had a balance of $200.0 million outstanding and $0.3 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of September 30, 2019
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	38%
Total Priority Indebtedness to GAV	<35%	3%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.3x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.4x

For a full description of the Credit Facility’s covenants, refer to the Amended and Restated Credit Agreement dated as of February 1, 2018, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2018.

Mortgages and Construction Loan Payable –

During the nine months ended September 30, 2019, the Company repaid $6.2 million of mortgage debt that encumbered two operating properties.

In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one of its development projects. This loan commitment is scheduled to mature in August 2020, with six additional six-month options to extend the maturity date to August 2023 and bears interest at a rate of LIBOR plus 180 basis points (4.20% as of September 30, 2019). As of September 30, 2019, the construction loan had a balance of $59.7 million outstanding.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loan financing to partially fund the capital needs of its real estate development projects. As of September 30, 2019, the Company had over 320 unencumbered property interests in its portfolio.

Dividends –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for common and preferred issuances of stock for the nine months ended September 30, 2019 and 2018 were $401.3 million and $397.2 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On July 23, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on October 2, 2019, which was paid on October 15, 2019. Additionally, on October 21, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on January 2, 2020, which is scheduled to be paid on January 15, 2020.

The Company’s Board of Directors also declared quarterly dividends with respect to the Company’s various classes of cumulative redeemable preferred shares (Classes I, J, K, L and M). All dividends on the redeemed preferred shares (Classes I and K) were paid on the redemption date, September 14, 2019. All dividends on the remaining preferred shares (Classes J, L and M) were paid on October 15, 2019, to shareholders of record on October 1, 2019. Additionally, the Company’s Board of Directors also declared quarterly dividends with respect to the Company’s various classes of cumulative redeemable preferred shares (Classes J, L and M). All dividends on the preferred shares are scheduled to be paid on January 15, 2019, to shareholders of record on January 2, 2020.

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

The Company expects to collect property insurance proceeds (net of deductible) equal to the replacement cost of its damaged property, currently estimated to be approximately $30.3 million. As of September 30, 2019, the Company has collected property insurance proceeds totaling $23.2 million, which exceeds the $16.0 million previously written-off due to property damage by $7.2 million. During the nine months ended September 30, 2019, the Company collected property insurance proceeds of $3.0 million and recognized this as income, which is included in Other income, net on the Company’s Condensed Consolidated Statements of Income.

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

Funds From Operations

Funds From Operations (“FFO”) is a supplemental non-GAAP financial measure utilized to evaluate the operating performance of real estate companies. In December 2018, the National Association of Real Estate Investment Trusts (“NAREIT”) issued “NAREIT Funds From Operations White Paper – 2018 Restatement” which clarifies, where necessary, existing guidance and consolidates alerts and policy bulletins into a single document for ease of use.  NAREIT defines FFO as net income/(loss) available to the Company’s common shareholders computed in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis. Included in the 2018 Restatement is an option for the Company to make an election to include or exclude gains and losses on the sale of assets and impairments of assets incidental to its main business in the calculation of FFO. The main business of a REIT is acquiring, owning, operating, developing and redeveloping real estate in conjunction with its rental of real estate.  Incidental assets may include, but are not limited to, land peripheral to operating properties, property developed for sale, and securities. The NAREIT FFO White Paper – 2018 Restatement (“FFO White Paper – 2018 Restatement”) is effective for annual periods beginning after December 31, 2018 and interim periods reported within those periods.

As a result of adopting the FFO White Paper – 2018 Restatement, the Company has elected to exclude gains and losses on the sale of assets and impairments of assets incidental to its main business and to exclude mark-to-market changes in value of its equity securities in calculating FFO. As such, the Company will no longer include gains/impairments on land parcels, gains/losses (realized or unrealized) from marketable securities or gains/impairments on preferred equity participations in NAREIT defined FFO.

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

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted, is reflected in the table below (in thousands, except per share data). In conjunction with the adoption of NAREIT’s FFO White Paper – 2018 Restatement, the Company has reclassified $4.2 million and $14.4 million from transactional income into FFO available to the Company’s common shareholders for the three and nine months ended September 30, 2018, respectively, relating to incidental gains and losses on the sale of assets and mark-to-market changes in equity securities. This reclassification had no impact on FFO available to the Company’s common shareholders as adjusted for the three and nine months ended September 30, 2018.

	Three Months Ended September 30,		Nine months Ended September 30,
	2019	2018	2019	2018
Net income available to the Company’s common shareholders	$59,048	$85,624	$247,176	$365,977
Gain on sale of properties/change in control of interests	(9,025)	(32,477)	(47,382)	(186,689)
Gain on sale of joint venture properties	(1,988)	(2,554)	(15,174)	(6,103)
Depreciation and amortization – real estate related	68,250	74,751	208,233	230,993
Depreciation and amortization – real estate joint ventures	9,768	11,871	30,044	32,766
Impairment charges	20,982	3,338	45,637	33,971
Profit participation from other real estate investments, net	-	(485)	(9,784)	(10,466)
(Gain)/loss on marketable securities	199	557	(1,375)	2,043
Noncontrolling interests (1)	(309)	(411)	(890)	(2,334)
FFO available to the Company’s common shareholders	146,925	140,214	456,485	460,158
Transactional (income)/expense:
Distribution in excess of basis	-	-	-	(3,550)
Severance costs	-	-	-	1,185
Gain on forgiveness of debt	-	-	-	(4,274)
Preferred stock redemption charges	11,369	-	11,369
Prepayment penalties	-	12,762	-	12,762
Insurance proceeds in excess of related loss	(1,000)	(1,500)	(3,000)	(1,500)
Other income, net	-	611	-	847
Total transactional income, net	10,369	11,873	8,369	5,470
FFO available to the Company's common shareholders as adjusted	$157,294	$152,087	$464,854	$465,628
Weighted average shares outstanding for FFO calculations:
Basic	419,823	419,230	419,663	421,106
Units	833	823	839	926
Dilutive effect of equity awards	1,120	534	1,273	515
Diluted (2)	421,776	420,587	421,774	422,547

FFO per common share – basic	$0.35	$0.33	$1.09	$1.09
FFO per common share – diluted (2)	$0.35	$0.33	$1.08	$1.09
FFO as adjusted per common share – basic	$0.37	$0.36	$1.10	$1.11
FFO as adjusted per common share – diluted (2)	$0.37	$0.36	$1.10	$1.10

(1)	Related to gains, impairment and depreciation on properties, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $213 and $223 for the three months ended September 30, 2019 and 2018, respectively, and $670 and $787 for the nine months ended September 30, 2019 and 2018, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income available to the Company’s common shareholders	$59,048	$85,624	$247,176	$365,977
Adjustments:
Management and other fee income	(3,690)	(4,381)	(12,229)	(12,762)
General and administrative	23,832	21,348	72,296	67,775
Impairment charges	19,609	3,336	41,235	33,855
Depreciation and amortization	68,874	74,972	209,440	236,114
Gain on sale of properties/change in control of interests	(9,025)	(28,250)	(47,382)	(180,461)
Interest and other expense, net	38,819	51,624	122,751	138,545
Benefit for income taxes, net	(3,866)	(315)	(3,580)	(983)
Equity in income of other real estate investments, net	(3,265)	(5,045)	(22,758)	(24,638)
Net income attributable to noncontrolling interests	1,463	567	2,332	882
Preferred stock redemption charges	11,369	-	11,369	-
Preferred dividends	13,573	14,534	42,641	43,657
Non same property net operating income	(18,047)	(22,910)	(69,422)	(98,645)
Non-operational expense from joint ventures, net	14,611	17,690	39,529	47,198
Same property NOI	$213,305	$208,794	$633,398	$616,514

Same property NOI increased by $4.5 million or 2.2% for the three months ended September 30, 2019, as compared to the corresponding period in 2018. This increase is primarily the result of (i) an increase of $5.6 million related to lease-up and rent commencements in the portfolio, partially offset by (ii) a decrease in other property income of $1.1 million.

Same property NOI increased by $16.9 million or 2.7% for the nine months ended September 30, 2019, as compared to the corresponding period in 2018. This increase is primarily the result of (i) an increase of $18.0 million related to lease-up and rent commencements in the portfolio, partially offset by (ii) a decrease in other property income of $1.1 million.

Leasing Activity

During the nine months ended September 30, 2019, the Company executed 724 leases totaling over 5.4 million square feet in the Company’s consolidated operating portfolio comprised of 242 new leases and 482 renewals and options. The leasing costs associated with new leases are estimated to aggregate $66.0 million or $44.98 per square foot. These costs include $53.2 million of tenant improvements and $12.8 million of external leasing commissions. The average rent per square foot on new leases was $21.57 and on renewals and options was $16.02.

Tenant Lease Expirations

At September 30, 2019, the Company has a total of 5,527 leases in the U.S. consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	133	332	$8,533	1.0%
2019	102	475	$8,579	1.0%
2020	665	3,990	$69,606	8.4%
2021	768	5,945	$91,956	11.1%
2022	838	6,109	$104,412	12.6%
2023	727	5,866	$99,903	12.1%
2024	649	5,468	$94,177	11.4%
2025	337	2,157	$53,370	6.5%
2026	249	3,821	$54,789	6.6%
2027	254	3,318	$50,927	6.2%
2028	323	3,365	$62,411	7.6%
2029	244	2,538	$43,507	5.3%

(1)	Leases currently under month to month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of September 30, 2019, with corresponding weighted average interest rates sorted by maturity date. The table does not include extension options where available (amounts in millions).

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$101.1	$146.6	$147.8	$11.9	$16.0	$423.4	$426.0
Average Interest Rate	-	5.43%	5.39%	4.05%	3.23%	6.83%	4.92%

Floating Rate	$-	$59.2	$-	$-	$-	$-	$59.2	$60.1
Average Interest Rate	-	4.20%	-	-	-	-	4.20%

Unsecured Debt
Fixed Rate	$-	$-	$483.8	$496.7	$348.1	$3,304.2	$4,632.8	$4,800.2
Average Interest Rate	-	-	3.20%	3.40%	3.13%	3.60%	3.50%

Floating Rate	$-	$-	$197.2	$-	$-	$-	$197.2	$199.8
Average Interest Rate	-	-	3.28%	-	-	-	3.28%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $1.9 million for the nine months ended September 30, 2019 if short-term interest rates were 1.0% higher.

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

In July 2019, the Company implemented a new operating and accounting software system and accordingly has updated its internal control over financial reporting, as necessary, to accommodate modifications to its business processes related to the implementation of the new system.

Other than as noted above, there have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2019, the Company repurchased 220,130 shares for an aggregate purchase price of $3.9 million (weighted average price of $17.71 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans.

In addition, during February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the nine months ended September 30, 2019. As of September 30, 2019, the Company had $224.9 million available under this common share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2019 – January 31, 2019	9,931	$14.62	-	$224.9
February 1, 2019 – February 28, 2019	171,591	17.73	-	224.9
March 1, 2019 – March 31, 2019	2,939	17.61	-	224.9
April 1, 2019 – April 30, 2019	2,238	18.08	-	224.9
May 1, 2019 – May 31, 2019	17,334	18.09	-	224.9
June 1, 2019 – June 30, 2019	2,402	18.73	-	224.9
July 1, 2019 – July 31, 2019	3,222	18.44	-	224.9
August 1, 2019 – August 31, 2019	10,473	19.03	-	224.9
September 1, 2019 – September 30, 2019	-	-	-	224.9
Total	220,130	$17.71	-

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

31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

October 25, 2019	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

October 25, 2019	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer