Form 10-K
period 2019-12-31
KIMCO REALTY CORP
filed 2020-02-25
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-10899

Kimco Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland	13-2744380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Broadway, Suite 201, Jericho, NY 11753

(Address of principal executive offices)     (Zip Code)

(516) 869-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $.01 per share.	KIM	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.125% Class L Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprL	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.250% Class M Cumulative Redeemable Preferred Stock, $1.00 par value per share.	KIMprM	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.6 billion based upon the closing price on the New York Stock Exchange for such equity on June 28, 2019.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of February 5, 2020, the registrant had 431,820,951 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 28, 2020.

Index to Exhibits begins on page 39.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations and management’s ability to estimate the impact of such changes, (vi) the level and volatility of interest rates and managements’ ability to estimate the impact thereof, (vii) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (viii) valuation and risks related to the Company’s joint venture and preferred equity investments, (ix) valuation of marketable securities and other investments, (x) increases in operating costs, (xi) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiii) impairment charges, (xiv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xv) the risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K that the Company files with the SEC.

PART I

Item 1. Business

Overview

Kimco Realty Corporation, a Maryland corporation, is one of North America’s largest publicly traded owners and operators of open-air shopping centers.  The terms “Kimco,” the “Company,” “we,” “our” and “us” each refer to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise. In statements regarding qualification as a real estate investment trust ("REIT"), such terms refer solely to Kimco Realty Corporation. The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

The Company is a self-administered REIT and has owned and operated open-air shopping centers for over 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of December 31, 2019, the Company had interests in 409 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 72.4 million square feet of gross leasable area (“GLA”), located in 27 states and Puerto Rico. In addition, the Company had 243 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 3.9 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

The Company's executive offices are located at 500 North Broadway, Suite 201, Jericho, NY 11753, a mixed-use property that is wholly owned by the Company, and its telephone number is (516) 869-9000. Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting are administered by the Company from its executive offices in Jericho, New York and supported by the Company’s regional offices. As of December 31, 2019, a total of 502 persons were employed by the Company.

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

The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders. In 1973, these principals formed the Company as a Delaware corporation, and, in 1985, the operations of The Kimco Corporation were merged into the Company. The Company completed its initial public stock offering (the “IPO”) in November 1991, and, commencing with its taxable year which began January 1, 1992, elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined in the Code. The Company maintains certain subsidiaries that made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), that permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state taxes on its income, and the Company includes a provision for taxes in its consolidated financial statements.  In 1994, the Company reorganized as a Maryland corporation. In March 2006, the Company was added to the S & P 500 Index, an index containing the stock of 500 Large Cap companies, most of which are U.S. corporations. The Company's common stock, Class L Depositary Shares and Class M Depositary Shares are traded on the New York Stock Exchange (“NYSE”) under the trading symbols “KIM”, “KIMprL”, and “KIMprM”, respectively.

The Company began to expand its operations through the development of real estate and the construction of shopping centers, but revised its growth strategy to focus on the acquisition of existing shopping centers. The Company also expanded internationally within Canada, Mexico, Chile, Brazil and Peru, but has since substantially liquidated its investments in Mexico and has completely exited Canada, Chile, Brazil and Peru. More recently the Company, on a selective basis, has embarked on several ground-up development and re-development projects which include residential and mixed-use components.

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

Business Objective and Strategies

Strategy Overview

The Company’s strategy is to continue to focus on its three core principles:

1)	Portfolio Quality - improving the quality and locations of its portfolio by maintaining high quality assets, tightly clustered in major metro markets that provide multiple growth levers.
2)	Net Asset Value Creation - harvesting the unrealized value in its portfolio through a curated collection of mixed-use projects, and
3)	Financial Strength - maintaining a strong balance sheet with ample liquidity and financial flexibility.

Over the past several years, the Company has transformed its portfolio, focusing on major metropolitan-area U.S. markets, predominantly on the East and West coasts and in the Sunbelt region, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry.  As of December 31, 2019, the Company derived 84.4% of its annualized base rent from its top major metro markets.

The Company’s focus on high-quality locations has led to significant opportunities for value creation through the reinvestment in its assets to add density, replace outdated shopping center concepts, and better meet changing consumer demands.  The Company continues to place strategic emphasis on live/work/play environments and in reinvesting in its existing assets, while building shareholder value. This philosophy is further exemplified by the Company’s Signature SeriesTM properties Dania Pointe, Grand Parkway Marketplace, Kentlands Market Square, Lincoln Square, Mill Station, Pentagon Centre, Suburban Square and The Boulevard.

The strength and security of the Company’s balance sheet remains central to its strategy.  The Company’s strong balance sheet and liquidity position are evidenced by its investment grade unsecured debt ratings (Baa1/BBB+/BBB+) by all three major ratings agencies.  The Company maintains one of the longest average debt maturity profiles in the REIT industry, now at 10.6 years.  The Company has taken meaningful steps to reduce leverage, unencumber assets and further improve its debt coverage metrics as redevelopment and development projects continue to come online and contribute additional cash flow growth.

Business Objective

The Company’s primary business objective is to be the premier owner and operator of open-air shopping centers in the U.S. The Company believes it can achieve this objective by:

●	increasing the value of its existing portfolio of properties and generating higher levels of portfolio growth;
●	increasing cash flows for reinvestment and/or for distribution to shareholders;
●	continuing growth in desirable demographic areas with successful retailers; and
●	increasing capital appreciation.

Operating Strategies

The Company’s operating strategies are to (i) own and operate its shopping center properties at their highest potential through maximizing and maintaining rental income and occupancy levels, (ii) attract local area customers to its shopping centers, which offer buy online and pick up in store, off-price merchandise and day-to-day necessities rather than high-priced luxury items, and (iii) maintain a strong balance sheet.

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

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2019, no single open-air shopping center accounted for more than 1.9% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.9% of the Company’s total shopping center GLA. Furthermore, at December 31, 2019, the Company’s single largest tenant represented only 3.9%, and the Company’s five largest tenants aggregated less than 12.4%, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Investment Strategies

The Company’s investment strategy is to invest capital into its high-quality assets which are tightly clustered in major metro markets that provide opportunity for growth while disposing of lesser quality assets in less desirable locations. Through this strategy, the Company has transformed its portfolio and will continue these efforts as deemed necessary to maximize the quality and growth of its portfolio. Property acquisitions are focused in major metro areas allowing tenants to generate higher foot traffic resulting in higher sales volume accompanied with a potential for a mixed use component. The Company believes that this will enable it to maintain higher occupancy levels, rental rates and rental growth.

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

As part of the Company’s investment strategy each property is evaluated for its highest and best use, which may include residential and mixed-use components. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate such as repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company has a capital recycling program which provides for the disposition of certain lesser quality assets. If the estimated fair value for any of these assets is less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material.

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

Environment, Social, Governance ("ESG") Program

The Company is focused on building a thriving and viable business, one that succeeds by delivering long-term value for its stakeholders. The Company's ESG programs are aligned with its core business strategy of creating destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

The Company has established four ESG Program Pillars:

●	Embrace the Future of Retail - foster a sense of place at our shopping centers, creating people-centered properties that are more convenient and accessible
●	Engage Our Local Communities - make a positive impact and be known in the communities where we operate and live
●	Lead in Operations & Resiliency - maximize efficiency of operations and protect our assets from disruption by climate, security and other disruptions
●	Foster an Engaged, Inclusive & Ethical Team - cultivate high levels of employee satisfaction and improve diversity of management

Detailed information on ESG program governance and performance can be found on the Company's website in the Corporate Responsibility Report. This report is based on the Global Reporting Initiative (GRI) standard, which summarizes environmental and social performance.

During 2019, the Company was recognized for its commitment to Environmental, Social and Governance principles. The Company was cited by the Global Real Estate Sustainability Benchmark earning the distinguished Green Star designation for a sixth consecutive year. In addition, the Company was included in the Dow Jones Sustainability Index for the fifth consecutive year. Also in 2019, the Company was named for the first time to the Russell “FTSE4Good” Index Series, received one of the leading ESG scores for the real estate industry from Institutional Investor Services (ISS) and was presented with the National Association of Real Estate Investment Trusts ("NAREIT") Leader in the Light Award, a top honor among the Company’s peers.

Information About Our Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2019:

Name	Age	Position	Joined Kimco
Milton Cooper	90	Executive Chairman of the Board of Directors	Co-Founder
Conor C. Flynn	39	Chief Executive Officer	2003
Ross Cooper	37	President and Chief Investment Officer	2006
Glenn G. Cohen	55	Executive Vice President, Chief Financial Officer and Treasurer	1995
David Jamieson	39	Executive Vice President, Chief Operating Officer	2007

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

Our properties consist primarily of open-air shopping centers and other retail properties. Our performance, therefore, is generally linked to economic conditions in the market for retail space. The economic performance and value of our properties is subject to all of the risks associated with owning and operating real estate, including but not limited to:

●	changes in the national, regional and local economic climate;
●	local conditions, including an oversupply of, or a reduction in demand for, space in properties like those that we own;
●	trends toward smaller store sizes as retailers reduce inventory and develop new prototypes;
●	increasing use by customers of e-commerce and online store sites;
●	the attractiveness of our properties to tenants;
●	the ability of tenants to pay rent, particularly anchor tenants with leases in multiple locations;
●	tenants who may declare bankruptcy and/or close stores;
●	competition from other available properties to attract and retain tenants;
●	changes in market rental rates;
●	the need to periodically pay for costs to repair, renovate and re-let space;
●	ongoing consolidation in the retail sector;
●	the excess amount of retail space in a number of markets;
●	changes in operating costs, including costs for maintenance, insurance and real estate taxes;
●	the expenses of owning and operating properties, which are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties;
●	changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes;
●	acts of terrorism and war, acts of God and physical and weather-related damage to our properties;
●	success depends largely on the continued service and availability of key personnel; and
●	the risk of functional obsolescence of properties over time.

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

Our expenses may remain constant or increase, even if income from our Combined Shopping Center Portfolio decreases, which could adversely affect our financial condition, results of operations and cash flows.

Costs associated with our business, such as common area expenses, utilities, insurance, real estate taxes, mortgage payments, and corporate expenses are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause our revenues to decrease. In addition, inflation could result in higher operating costs. If we are unable to lower our operating costs when revenues decline and/or are unable to pass along cost increases to our tenants, our financial condition, results of operations and cash flows could be adversely impacted.

We may be unable to sell our real estate property investments when appropriate or on terms favorable to us.

Real estate property investments are illiquid and generally cannot be disposed of quickly. The capitalization rates at which properties may be sold could be higher than historic rates, thereby reducing our potential proceeds from sale. In addition, the Code includes certain restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on terms favorable to us within a timeframe that we would need. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our business, financial condition and results of operations.

Certain properties we own have a low tax basis, which may result in a taxable gain on sale. We may utilize 1031 exchanges to mitigate taxable income; however, there can be no assurance that we will identify properties that meet our investment objectives for acquisitions. In the event that we do not utilize 1031 exchanges, we may be required to distribute the gain proceeds to shareholders or pay income tax, which may reduce our cash flow available to fund our commitments.

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

We operate, are currently developing, and may in the future develop, properties either alone or through joint ventures with other persons that are known as “mixed-use” developments. This means that in addition to the development of retail space, the project may also include space for residential, office, hotel or other commercial purposes. We have less experience in developing and managing non-retail real estate than we do with retail real estate. As a result, if a development project includes a non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience developing properties for such use or partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves, including providing any necessary financing. In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. In the case of office properties, the risks also include changes in space utilization by tenants due to technology, economic conditions and business culture, declines in financial condition of these tenants and competition for credit worthy office tenants. In the case of hotel properties, the risks also include increases in inflation and utilities that may not be offset by increases in room rates. We are also dependent on business and commercial travelers and tourism.  Because we have less experience with residential, office and hotel properties than with retail properties, we expect to retain third parties to manage our residential and other non-retail components as deemed warranted. If we decide to not sell or participate in a joint venture and instead hire a third-party manager, we would be dependent on them and their key personnel who provide services to us and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

Construction projects are subject to risks that materially increase the costs of completion.

In the event that we decide to redevelop existing properties, we will be subject to risks and uncertainties associated with construction and development. These risks include, but are not limited to, risks related to obtaining all necessary zoning, land-use, building occupancy and other governmental permits and authorizations, risks related to the environmental concerns of government entities or community groups, risks related to changes in economic and market conditions between development commencement and stabilization, risks related to construction labor disruptions, adverse weather, acts of God or shortages of materials and labor which could cause construction delays and risks related to increases in the cost of labor and materials which could cause construction costs to be greater than projected and adversely impact the amount of our development fees or our financial condition, results of operations and cash flows.

The Americans with Disabilities Act of 1990 could require us to take remedial steps with respect to existing or newly acquired properties.

Our existing properties, as well as properties we may acquire, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA"). Investigation of a property may reveal non-compliance with this Act. The requirements of the ADA, or of other federal, state or local laws or regulations, also may change in the future and restrict further renovations of our properties with respect to access for disabled persons. Future compliance with this Act may require expensive changes to the properties.

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

We may not be able to recover our investments in cost method investments, which may result in significant losses to us.

The economic performance and value of our cost method investments, which we do not control and are in retail operations, are subject to risks associated with owning and operating retail businesses, including:

●	changes in the national, regional and local economic climate;
●	the adverse financial condition of some large retailing companies;
●	increasing use by customers of e-commerce and online store sites; and
●	ongoing consolidation in the retail sector.

A decline in the value of our cost method investments may require us to recognize an other-than-temporary impairment (“OTTI”) against such assets. When the fair value of an investment is determined to be less than its amortized cost at the balance sheet date, we assess whether the decline is temporary or other-than-temporary. If we intend to sell an impaired asset, or it is more likely than not that we will be required to sell the impaired asset before any anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the asset’s amortized cost and its fair value at the balance sheet date. When an OTTI is recognized through earnings, a new cost basis is established for the asset and the new cost basis may not be adjusted through earnings for subsequent recoveries in fair value.

Our real estate assets may be subject to impairment charges.

We periodically assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted property cash flows are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as trends and prospects and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset or redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. Impairment charges have an immediate direct impact on our earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

We intend to continue to sell our lesser quality assets and may not be able to recover our investments, which may result in significant losses to us.

There can be no assurance that we will be able to recover the current carrying amount of all of our lesser quality properties and investments and those of our unconsolidated joint ventures in the future. Our failure to do so would require us to recognize impairment charges for the period in which we reached that conclusion, which could materially and adversely affect our financial condition, results of operations and cash flows.

We have substantially completed our efforts to exit our investments in Mexico and have completely exited Chile, Brazil, Peru and Canada, however, we cannot predict the impact of laws and regulations affecting these international operations, including the United States Foreign Corrupt Practices Act, or the potential that we may face regulatory sanctions.

Our international operations have included properties in Canada, Mexico, Chile, Brazil and Peru and are subject to a variety of United States and foreign laws and regulations, including the United States Foreign Corrupt Practices Act and foreign tax laws and regulations. Although we have substantially completed our efforts to exit our investments in Mexico, South America and Canada, we cannot assure you that our past or any current international operations will continue to be found to be in compliance with such laws or regulations. In addition, we cannot predict the manner in which such laws or regulations might be administered or interpreted, or when, or the potential that we may face regulatory sanctions or tax audits as a result of our international operations.

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

     Natural disasters, severe weather conditions and the effects of climate change could have an adverse impact on our financial condition, results of operations and cash flows.

    Our operations are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, tornados, earthquakes, snowstorms, floods and fires, and the frequency of these natural disasters and severe weather conditions may increase due to climate change. The occurrence of natural disasters, severe weather conditions and the effects of climate change can delay new development or redevelopment projects, increase investment costs to repair or replace damaged properties, increase operation costs, including the cost of energy at our properties, increase costs for future property insurance, negatively impact the tenant demand for lease space and cause substantial damages or losses to our properties which could exceed any applicable insurance coverage. The incurrence of any of these losses, costs or business interruptions may adversely affect our financial condition, results of operations and cash flows.

    In addition, changes in government legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our development or redevelopment projects without a corresponding increase in revenues, which may adversely affect our financial condition, results of operations and cash flows.

Pandemics or other health crises may adversely affect our tenants’ financial condition and the profitability of our properties.

Our business and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19).

Such events could result in the complete or partial closure of one or more of our tenants’ manufacturing facilities or distribution centers, temporary or long-term disruption in our tenants’ supply chains from local and international suppliers, and /or delays in the delivery of our tenants’ inventory.

The profitability of our properties depends, in part, on the willingness of customers to visit our tenants’ businesses. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause employees or customers to avoid our properties, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could adversely impact tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations.

Corporate responsibility, specifically related to environmental, social and governance factors (“ESG”), may impose additional costs and expose us to new risks.

The importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon environmental, social and governance (“ESG”) or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability score as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Although we have generally scored highly in these metrics to date, there can be no assurance that we will continue to score highly in the future. In addition, the criteria by which companies are rated may change, which could cause us to receive lower scores than previous years. A low sustainability score could result in a negative perception of the Company, or exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead.

    Our success depends largely on the continued service and availability of key personnel.

    We depend on the deep industry knowledge and efforts of key personnel, including our executive officers, to manage our day-to-day operations and strategic business direction. Our ability to attract, retain and motivate key personnel may significantly impact our future performance, and if any of our executive officers or other key personnel depart the Company, for any reason, we may not be able to easily replace such individual. The loss of the services of our executive officers and other key personnel could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Our Debt and Equity Securities

We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy, our financial condition and our results of operations.

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

    Our charter and bylaws and Maryland law contain provisions that may delay, defer or prevent a change of control transaction, even if such a change in control may be in our best interest, and as a result may depress the market price of our securities.

    Our charter contains certain ownership limits. Our charter contains various provisions that are intended to preserve our qualification as a REIT and, subject to certain exceptions, authorize our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT.  For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, and more than 9.8% in value of the aggregate outstanding shares of all classes and series of our stock. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may:

•  discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or

•  result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

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

In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, the composition of our assets and the sources of our gross income. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. Furthermore, we own a direct or indirect interest in certain subsidiary REITs which elected to be taxed as REITs for U.S. federal income tax purposes under the Code. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. The failure of a subsidiary REIT to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT.

If we lose our REIT status, we will face serious tax consequences that will substantially reduce the funds available to pay dividends to stockholders for each of the years involved because:

●	we would not be allowed a deduction for dividends to stockholders in computing our taxable income and we would be subject to the regular U.S. federal corporate income tax;
●	we could possibly be subject to the federal alternative minimum tax for taxable years prior to 2018 or increased state and local taxes;
●	unless we were entitled to relief under statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified; and
●	we would not be required to make distributions to stockholders.

Moreover, the Tax Cuts and Jobs Act, enacted on December 22, 2017 (the "2017 Tax Legislation"), significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders.

The 2017 Tax Legislation remains unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it remains unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses U.S. federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the 2017 Tax Legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the 2017 Tax Legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

    Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

    The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. Under the 2017 Tax Legislation, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate Portfolio. As of December 31, 2019, the Company had interests in 409 shopping center properties aggregating 72.4 million square feet of GLA located in 27 states and Puerto Rico. In addition, the Company had 243 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 3.9 million square feet of GLA.  Open-air shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2019, the Company’s Combined Shopping Center Portfolio, including noncontrolling interests, was 96.4% leased.

The Company's open-air shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of 176,955 square feet as of December 31, 2019. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with redevelopment, major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2019, the Company expended $184.0 million in connection with property redevelopments and $140.8 million related to improvements while expensing $28.3 million to operations.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners. The Company's open-air shopping centers are usually "anchored" by a grocery store, off-price retailer, discounter or service-oriented tenant. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include TJX Companies, The Home Depot, Ahold Delhaize, Albertsons, Petsmart, Ross Stores, Whole Foods Market, Bed Bath & Beyond, Walmart and Burlington Stores, Inc.

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2019, no single open-air shopping center accounted for more than 1.9% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.9% of the Company’s total shopping center GLA. At December 31, 2019, the Company’s five largest tenants were TJX Companies, The Home Depot, Ahold Delhaize, Albertsons and Petsmart, which represented 3.9%, 2.5%, 2.1%, 2.0% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Minimum base rental revenues and operating expense reimbursements accounted for 97% and other revenues, including percentage rents, accounted for 3% of the Company's total revenues from rental properties for the year ended December 31, 2019. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth. Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2019, the Company’s consolidated operating portfolio, comprised of 51.1 million square feet of GLA, was 96.2% leased. The consolidated operating portfolio consists entirely of properties located in the U.S., inclusive of Puerto Rico.  For the period January 1, 2019 to December 31, 2019, the Company increased the average base rent per leased square foot, which includes the impact of tenant concessions, in its consolidated portfolio of open-air shopping centers from $17.30 to $17.96, an increase of $0.66.  This increase primarily consists of (i) a $0.32 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio and (ii) a $0.34 increase relating to acquisitions, dispositions and properties moved into the consolidated portfolio.

The Company has a total of 5,458 leases in the consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	156	479	$9,939	1.2%
2020	556	2,907	$53,534	6.5%
2021	769	5,712	$90,814	11.1%
2022	828	5,938	$103,109	12.6%
2023	711	5,780	$98,737	12.0%
2024	664	5,389	$95,318	11.6%
2025	412	3,816	$63,517	7.7%
2026	252	3,852	$54,751	6.6%
2027	247	3,220	$49,423	6.0%
2028	317	3,211	$60,879	7.4%
2029	252	2,626	$45,523	5.5%

(1)	Leases currently under month to month lease or in process of renewal.

During 2019, the Company executed 907 leases totaling over 6.5 million square feet in the Company’s consolidated operating portfolio comprised of 318 new leases and 589 renewals and options. The leasing costs associated with these leases are estimated to aggregate $78.9 million or $44.28 per square foot. These costs include $62.7 million of tenant improvements and $16.2 million of leasing commissions. The average rent per square foot for (i) new leases was $22.72 and (ii) renewals and options was $15.99. The Company will seek to obtain rents that are higher than amounts within its expiring leases, however, there are many variables and uncertainties which can significantly affect the leasing market at any time; as such, the Company cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Ground-Leased Properties. The Company has interests in 28 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. The Company pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements reverts to the landowner (See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K, New Accounting Pronouncements- Leases).

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

Holders: The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,032 as of January 31, 2020.

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

	Year Ended December 31,
	2019	2018
Dividend paid per share	$1.12	$1.12
Ordinary income	70%	50%
Capital gains	21%	45%
Return of capital	9%	5%

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

The Company does not believe that the preferential rights available to the holders of its Class L Preferred Stock and Class M Preferred Stock, the financial covenants contained in its public bond indentures, as amended, or its revolving credit agreements will have an adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

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

Recent Sales of Unregistered Securities: None.

Issuer Purchases of Equity Securities: During the year ended December 31, 2019, the Company repurchased 223,609 shares for an aggregate purchase price of $4.0 million (weighted average price of $17.76 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. In addition, during February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not make any repurchases under this common share repurchase program during 2019.  As of December 31, 2019, the Company had $224.9 million available under this common share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2019 – January 31, 2019	9,931	$14.62	-	$224.9
February 1, 2019 – February 28, 2019	171,591	$17.73	-	$224.9
March 1, 2019 – March 31, 2019	2,939	$17.61	-	$224.9
April 1, 2019 – April 30, 2019	2,238	$18.08	-	$224.9
May 1, 2019 – May 31, 2019	17,334	$18.09	-	$224.9
June 1, 2019 – June 30, 2019	2,402	$18.73	-	$224.9
July 1, 2019 – July 31, 2019	3,222	$18.44	-	$224.9
August 1, 2019 – August 31, 2019	10,473	$19.03	-	$224.9
September 1, 2019 – September 30, 2019	-	$-	-	$224.9
October 1, 2019 – October 31, 2019	3,479	$21.02	-	$224.9
November 1, 2019 – November 30, 2019	-	$-	-	$224.9
December 1, 2019 – December 31, 2019	-	$-	-	$224.9
Total	223,609	$17.76	-

Total Stockholder Return Performance: The following performance chart compares, over the five years ended December 31, 2019, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REITs Index (the “NAREIT Equity REITs”) prepared and published by the National Association of Real Estate Investment Trusts (“NAREIT”). The NAREIT Equity REIT Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property.

Stockholder return performance, presented annually for the five years ended December 31, 2019, is not necessarily indicative of future results. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

Comparison of 5 year cumulative total return data points
	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19
Kimco Realty Corporation	$100	$109	$108	$82	$71	$107
S&P 500	$100	$101	$114	$138	$132	$174
NAREIT Equity REITs	$100	$103	$112	$118	$112	$142

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Operating Data:
Revenues from rental properties (1)	$1,142,334	$1,149,603	$1,183,785	$1,152,401	$1,144,474
Impairment charges (2)	$(48,743)	$(79,207)	$(67,331)	$(93,266)	$(45,383)
Depreciation and amortization	$(277,879)	$(310,380)	$(360,811)	$(355,320)	$(344,527)
Gain on sale of properties/change in control of interests	$79,218	$229,840	$93,538	$92,823	$132,908
Interest expense	$(177,395)	$(183,339)	$(191,956)	$(192,549)	$(218,891)
Early extinguishment of debt charges	$-	$(12,762)	$(1,753)	$(45,674)	$-
Benefit/(provision) for income taxes, net (1)	$3,317	$(1,600)	$880	$(78,583)	$(67,325)
Income from continuing operations	$413,561	$498,463	$439,671	$386,138	$900,218
Net income	$413,561	$498,463	$439,671	$386,138	$900,143
Net income attributable to the Company	$410,605	$497,795	$426,075	$378,850	$894,115
Net income available to the Company’s common shareholders	$339,988	$439,604	$372,461	$332,630	$831,215

Earnings per common share:
Income from continuing operations:
Basic	$0.80	$1.02	$0.87	$0.79	$2.01
Diluted	$0.80	$1.02	$0.87	$0.79	$2.00
Net income available to the Company’s common shareholders:
Basic	$0.80	$1.02	$0.87	$0.79	$2.01
Diluted	$0.80	$1.02	$0.87	$0.79	$2.00
Weighted average number of shares of common stock:
Basic	420,370	420,641	423,614	418,402	411,319
Diluted	421,799	421,379	424,019	419,709	412,851
Cash dividends declared per common share	$1.120	$1.120	$1.090	$1.035	$0.975

Cash flow provided by operations	$583,628	$637,936	$614,181	$592,096	$493,701
Cash flow (used for)/provided by investing activities	$(120,421)	$253,645	$(294,280)	$165,383	$21,365
Cash flow used for financing activities	$(482,841)	$(986,513)	$(223,874)	$(804,527)	$(512,854)

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Real estate, before accumulated depreciation	$11,929,276	$11,877,190	$12,653,446	$12,008,075	$11,568,809
Total assets	$10,997,867	$10,999,100	$11,763,726	$11,230,600	$11,344,171
Total debt	$5,315,767	$4,873,872	$5,478,927	$5,066,368	$5,376,310
Total stockholders' equity	$4,864,892	$5,333,804	$5,394,244	$5,256,139	$5,046,300

(1)	Does not include amounts reflected in discontinued operations.
(2)	Amounts exclude noncontrolling interests and amounts reflected in discontinued operations.

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

Critical Accounting Policies

The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly-owned subsidiaries and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the consolidation guidance of the FASB Accounting Standards Codification. The Company applies these provisions to each of its joint venture investments to determine whether the cost, equity or consolidation method of accounting is appropriate.   The Company evaluates performance on a property specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives, valuation of real estate, including real estate under development, and intangible assets and liabilities, valuation of joint venture investments and other investments, and realizability of deferred tax assets and uncertain tax positions. Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could materially differ from these estimates.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties, investments in joint ventures, marketable securities and other investments. The Company’s reported net earnings are directly affected by management’s estimate of impairments.

Revenue Recognition and Recoverability of Trade Accounts Receivable

Revenues from rental properties, net are comprised of minimum base rent, percentage rent, lease termination fee income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments.  Upon the adoption of ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), the Company elected the lessor practical expedient to combine the lease and non-lease components, determined the lease component was the predominant component and as a result, accounted for the combined components under Topic 842.  Non-lease components include reimbursements paid to the Company from tenants for common area maintenance costs, and other operating expenses. The combined components are included in Revenues from rental properties, net on the Company’s Consolidated Statements of Income.

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

Also included in Revenues from rental properties, net are ancillary income and tax increment financing ("TIF") income.  Ancillary income is derived through various agreements relating to parking lots, clothing bins, temporary storage, vending machines, ATMs, trash bins and trash collections, seasonal leases, etc.  The majority of the revenue derived from these sources is through lease agreements/arrangements and is recognized in accordance with the lease terms described in the lease.  The Company has TIF agreements with certain municipalities and receives payments in accordance with the agreements.  TIF reimbursement income is recognized on a cash-basis when received.

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

Valuation of real estate, including real estate under development, and intangible assets and liabilities

On a continuous basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period, general market conditions and delays of development, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired only if management’s estimate of current and projected operating cash flows, net of anticipated construction and leasing costs (undiscounted and unleveraged), of the property over its anticipated hold period is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future costs of materials and labor, operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to reflect the estimated fair value of the property. The Company’s estimated fair values are primarily based upon estimated sales prices from signed contracts or letters of intent from third parties, discounted cash flow models or third party appraisals. Estimated fair values that are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

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

On a continuous basis, management assesses whether there are any indicators, including property operating performance and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. Estimated fair values which are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period, capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

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

Realizability of Deferred Tax Assets and Uncertain Tax Positions

The Company is subject to federal, state and local income taxes on the income from its activities relating to its TRSs and subject to local taxes on certain non-U.S. investments. The Company accounts for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance, which requires significant judgement from management, should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The Company’s reported net earnings are directly affected by management’s judgement in determining a valuation allowance.

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

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2019:

Financial and Portfolio Information:

●

Net income available to the Company’s common shareholders was $340.0 million, or $0.80 per diluted share, for the year ended December 31, 2019 as compared to $439.6 million, or $1.02 per diluted share, for the year ended December 31, 2018.

●

Funds from operations (“FFO”) was $608.4 million or $1.44 per diluted share for the year ended December 31, 2019, as compared to $609.8 million or $1.45 per diluted share for the corresponding period in 2018 (see additional disclosure on FFO beginning on page 33).

●

FFO as adjusted was $620.1 million or $1.47 per diluted share for the year ended December 31, 2019, as compared to $613.0 million, or $1.45 per diluted share for the corresponding period in 2018 (see additional disclosure on FFO beginning on page 33).

●

Same property net operating income (“Same property NOI”) increased 3.0% for the year ended December 31, 2019, as compared to the corresponding period in 2018 (see additional disclosure on Same property NOI beginning on page 34).

●	Executed 907 new leases, renewals and options totaling approximately 6.5 million square feet in the consolidated operating portfolio.
●	The Company’s consolidated operating portfolio occupancy at December 31, 2019 was 96.4% as compared to 95.8% at December 31, 2018.

Acquisition and Disposition Activity (see Footnotes 3 and 5 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●	Acquired three operating properties located in Sun City, AZ, Truckee, CA and San Diego, CA, in separate transactions, for an aggregate purchase price of $31.3 million.
●

During 2019, the Company disposed of 20 operating properties and nine out-parcels, in separate transactions, for an aggregate sales price of $344.7 million. Certain of these transactions resulted in aggregate gains of $79.2 million.

Development Activity (see Footnote 4 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●	Placed into service Mills Station a Signature SeriesTM development project located in Owings Mills, MD.

Capital Activity (for additional details see Liquidity and Capital Resources below):

●	Generated net proceeds of $200.1 million through the issuance of 9.5 million shares of common stock at a weighted average net price of $21.03 per share under the Company’s ATM program.
●

Redeemed $175.0 million of 6.000% Class I Preferred Stock, $225.0 million of 5.500% Class J Preferred Stock, and $175.0 million of 5.625% Class K Preferred Stock incurring an aggregate $18.5 million redemption charge as a result of these redemptions in 2019.

●	Issued $350.0 million of 3.700% notes maturing October 2049, with an effective yield of 3.765%.

As a result of the above debt activity, the Company’s consolidated debt maturity profile, including extension options, is as follows:

●	As of December 31, 2019, the weighted average interest rate was 3.46% and the weighted average maturity profile was 10.6 years related to the Company’s consolidated debt.

The Company faces external factors which may influence its future results from operations. The convenience and availability of e-commerce has continued to impact the retail sector, which could affect our ability to increase or maintain rental rates and our ability to renew expiring leases and/or lease available space. To mitigate the effect of e-commerce on its business, the Company’s strategy has been to attract local area customers to its properties by providing a diverse and robust tenant base across a variety of retailers, including grocery stores, off-price retailers, discounters or service-oriented tenants, which offer buy online and pick up in store, off-price merchandise and day-to-day necessities rather than high-priced luxury items.

The Company’s investment strategy is to invest capital into high quality assets focusing on major metropolitan-area U.S. markets, predominantly on the East and West coasts and in the Sunbelt region, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry while disposing of lesser quality assets in less desirable locations.  Through this strategy, the Company has transformed its portfolio and will continue these efforts as deemed necessary to maximize the quality and growth of its portfolio.  The properties acquired are primarily located in major metropolitan areas allowing tenants to generate higher foot traffic, resulting in higher sales volume.  The Company believes that this will enable it to maintain higher occupancy levels, rental rates and rental growth.  In addition, the Company, on a selective basis, has developed or redeveloped projects which include residential and mixed-use components.

As part of the Company’s investment strategy, each property is evaluated for its highest and best use, which may include residential and mixed-use components. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate, such as, repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company has an active capital recycling program which provides for the disposition of certain properties. If the estimated fair value for any of these assets is less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material.  For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors.”

Results of Operations

Comparison of Years Ended December 31, 2019 to 2018

The following table presents the comparative results from the Company’s Consolidated Statements of Income for the year ended December 31, 2019, as compared to the corresponding period in 2018 (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	$ Change
Revenues
Revenues from rental properties, net (1)	$1,142,334	$1,149,603	$(7,269)
Management and other fee income	16,550	15,159	1,391
Operating expenses
Rent (2)	(11,311)	(10,929)	(382)
Real estate taxes	(153,659)	(153,336)	(323)
Operating and maintenance (3)	(171,981)	(164,294)	(7,687)
General and administrative (4)	(96,942)	(87,797)	(9,145)
Provision for doubtful accounts (5)	-	(6,253)	6,253
Impairment charges	(48,743)	(79,207)	30,464
Depreciation and amortization	(277,879)	(310,380)	32,501
Gain on sale of properties/change in control of interests	79,218	229,840	(150,622)
Other income/(expense)
Other income, net	11,814	13,041	(1,227)
Interest expense	(177,395)	(183,339)	5,944
Early extinguishment of debt charges	-	(12,762)	12,762
Benefit/(provision) for income taxes, net	3,317	(1,600)	4,917
Equity in income of joint ventures, net	72,162	71,617	545
Equity in income of other real estate investments, net	26,076	29,100	(3,024)
Net income attributable to noncontrolling interests	(2,956)	(668)	(2,288)
Preferred stock redemption charges	(18,528)	-	(18,528)
Preferred dividends	(52,089)	(58,191)	6,102
Net income available to the Company's common shareholders	$339,988	$439,604	$(99,616)
Net income available to the Company's common shareholders:
Diluted per share	$0.80	$1.02	$(0.22)

(1)

Upon the adoption of Topic 842, the Company reclassified $246.4 million of Reimbursement income and $20.9 million of Other rental property income to Revenues from rental properties, net on the Company’s Consolidated Statements of Income for the year ended December 31, 2018. See Footnote 1 of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional disclosure.

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

(5)	In accordance with the adoption of Topic 842 the Company, effective January 1, 2019, includes Provision for doubtful accounts amounts in Revenues from rental properties, net.

Net income available to the Company’s common shareholders was $340.0 million for the year ended December 31, 2019, as compared to $439.6 million for the comparable period in 2018. On a diluted per share basis, net income available to the Company's common shareholders for the year ended December 31, 2019, was $0.80 as compared to $1.02 for the comparable period in 2018.  For additional disclosure, see Footnote 22 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The following describes the changes of certain line items included on the Company’s Consolidated Statements of Income, that the Company believes changed significantly and affected Net income available to the Company's common shareholders during the year ended December 31, 2019, as compared to the corresponding period in 2018:

Revenue from rental properties, net –

The decrease in Revenues from rental properties, net of $7.3 million is primarily from (i) an aggregate decrease in revenues of $62.3 million due to properties sold during 2019 and 2018 and (ii) the inclusion of credit losses of $4.6 million during the year ended December 31,2019 (amounts for credit losses for 2018 are included in Provision for doubtful accounts on the Company’s Consolidated Statements of Income), partially offset by (iii) the completion of certain redevelopment and development projects, acquisitions, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for year ended December 31, 2019 of $59.6 million, as compared to the corresponding period in 2018.

Operating and maintenance –

The increase in Operating and maintenance of $7.7 million is primarily from an increase in operating costs of $9.7 million related to the completion of certain redevelopment and development projects, partially offset by properties sold during 2019 and 2018.

General and administrative –

The increase in General and administrative expense of $9.1 million is primarily due to (i) a decrease in the capitalization of internal indirect leasing costs of $12.5 million, primarily due to the adoption of Topic 842, which allows only the initial direct cost of a lease to be capitalized (see Footnote 1 of the Notes to the Consolidated Financial Statements), partially offset by (ii) a reduction in salary and severance expense for the year ended December 31, 2019 of $2.4 million, primarily related to a reduction in personnel.

Impairment charges –

During the year ended December 31, 2019 and 2018, the Company recognized impairment charges related to adjustments to property carrying values of $48.7 million and $79.2 million, respectively, for which the Company’s estimated fair values were primarily based upon (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair value utilized unobservable inputs and, as such, were classified as Level 3 of the fair value hierarchy. For additional disclosure, see Footnotes 6 and 15 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Depreciation and amortization –

The decrease in Depreciation and amortization of $32.5 million is primarily due to (i) a decrease of $17.5 million resulting from property dispositions in 2019 and 2018, (ii) a decrease of $7.7 million related to the acceleration of depreciable lives of assets within the Company’s redevelopment projects during the year ended December 31, 2018 and (iii) a decrease of $10.9 million related to fewer tenant vacates and write-offs of depreciable assets during the year ended December 31, 2019, as compared to the corresponding period in 2018.

Gain on sale of properties/change in control of interests –

During 2019, the Company disposed of 20 operating properties and nine out-parcels, in separate transactions, for an aggregate sales price of $344.7 million. Certain of these transactions resulted in aggregate gains of $79.2 million. During 2018, the Company disposed of 54 operating properties (including the deconsolidation of one property) and seven parcels, in separate transactions, for an aggregate sales price of $1.2 billion. Certain of these transactions resulted in aggregate gains of $229.8 million.

Interest expense –

The decrease in Interest expense of $5.9 million is primarily the result of (i) the repayment of maturing debt during 2019 and 2018 and (ii) lower levels of borrowings during the year ended December 31, 2019, as compared to the corresponding period in 2018.

Early extinguishment of debt charges –

During the year ended December 31, 2018, the Company incurred early extinguishment of debt charges of $12.8 million in connection with the optional make-whole provisions of unsecured notes that were repaid prior to maturity.

Benefit/(provision) for income taxes, net –

The change in Benefit/(provision) for income taxes, net of $4.9 million is primarily due to the release of a deferred tax asset valuation allowance relating to Alternative Minimum Tax credits.

Equity in income from other real estate investments, net –

The decrease in Equity in income of other real estate investments, net of $3.0 million is primarily due to an increase in impairment charges of $2.8 million primarily resulting from the sale of properties within various preferred equity program investments during 2019, as compared to the corresponding period in 2018,

Preferred stock redemption charges –

During 2019, the Company redeemed all its outstanding Class I Preferred Stock, Class J Preferred Stock and Class K Preferred Stock and, as a result, the Company recorded a redemption charge of $18.5 million. This charge was subtracted from net income attributable to the Company to arrive at net income available to the Company’s common shareholders and used in the calculation of earnings per share for the year ended December 31, 2019.

Preferred dividends –

The decrease in Preferred dividends of $6.1 million is primarily due to the redemptions of the Class I Preferred Stock and Class K Preferred Stock during 2019.

Comparison of Years Ended December 31, 2018 to 2017

Information pertaining to fiscal year 2017 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 15, 2019.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.25 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018
Cash and cash equivalents, beginning of year	$143,581	$238,513
Net cash flow provided by operating activities	583,628	637,936
Net cash flow (used for)/provided by investing activities	(120,421)	253,645
Net cash flow used for financing activities	(482,841)	(986,513)
Change in cash and cash equivalents	(19,634)	(94,932)
Cash and cash equivalents, end of year	$123,947	$143,581

Operating Activities

The Company anticipates that cash on hand, cash flows from operations, borrowings under its Credit Facility, and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.

Cash flows provided by operating activities for the year ended December 31, 2019, were $583.6 million, as compared to $637.9 million for the comparable period in 2018. The decrease of $54.3 million is primarily attributable to:

●	changes in operating assets and liabilities due to timing of receipts and payments;
●	the disposition of operating properties in 2019 and 2018; and
●	a decrease in distributions from the Company’s joint venture programs; partially offset by
●	new leasing, expansion and re-tenanting of core portfolio properties; and
●	the acquisition of operating properties during 2019.

During the years ended December 31, 2019 and 2018, the Company capitalized personnel costs of $2.3 million and $14.8 million, respectively, relating to deferred leasing costs.

Investing Activities

Cash flows (used for)/provided by investing activities were $120.4 million for 2019, as compared to cash flows provided by investing activities of $253.6 million for 2018.

Investing activities during 2019 consisted primarily of:

Cash inflows:

●	$324.3 million in proceeds from the sale of 20 consolidated operating properties and nine out-parcels;
●

$27.7 million in reimbursements of investments in and advances to real estate joint ventures and reimbursements of investments in and advances to other real estate investments, primarily related to the sale of properties within the joint venture portfolio and the Company's Preferred Equity Program;

●	$10.4 million in collection of mortgage loans receivable;
●	$4.0 million in proceeds from insurance casualty claims; and
●	$2.0 million in proceeds from sale/repayments of marketable securities.

Cash outflows:

●	$443.7 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development; and
●

$40.5 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio, and investments in other real estate investments, primarily related to repayment of a mortgage within the Company’s Preferred Equity Program.

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

Acquisitions of Operating Real Estate and Other Related Net Assets

During the years ended December 31, 2019 and 2018, the Company expended $2.0 million and $5.4 million, respectively, (net of Internal Revenue Code 26 U.S.C. §1031 proceeds) towards the acquisition of operating real estate properties. The Company anticipates spending approximately $100.0 million to $200.0 million towards the acquisition of operating properties during 2020. The Company intends to fund these acquisitions with cash flow from operating activities, proceeds from property dispositions and availability under its Credit Facility.

Improvements to Operating Real Estate

During the years ended December 31, 2019 and 2018, the Company expended $324.8 million and $290.9 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Year Ended December 31,
	2019	2018
Redevelopment and renovations	$265,954	$220,829
Tenant improvements and tenant allowances	58,867	67,624
Other	-	2,421
Total (1)	$324,821	$290,874

(1)

During the year ended December 31, 2019 and 2018, the Company capitalized payroll of $7.9 million and $7.1 million, respectively, and capitalized interest of $6.3 million and $3.6 million, respectively, in connection with the Company’s improvements to operating real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment: (i) large scale redevelopment, which involves demolishing and building new square footage, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads located in the front of the shopping center properties. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for 2020 will be approximately $150.0 million to $200.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company’s Credit Facility.

Improvements to Real Estate Under Development

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments. As of December 31, 2019, the Company had one active real estate development project. During the years ended December 31, 2019 and 2018, the Company expended $118.8 million and $236.0 million, respectively, towards improvements to real estate under development. The Company capitalized (i) interest of $9.4 million and $13.9 million, (ii) real estate taxes, insurance and legal costs of $1.3 million and $2.6 million and (iii) payroll of $1.2 million and $1.9 million during the years ended December 31, 2019 and 2018, respectively, in connection with its real estate development projects. The Company anticipates the total remaining costs to complete these active projects to be approximately $40.0 million to $60.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities, construction financing, where applicable, and availability under the Company’s Credit Facility.

Financing Activities

Cash flows used for financing activities were $482.8 million for 2019, as compared to $986.5 million for 2018.

Financing activities during 2019 primarily consisted of the following:

Cash inflows:

●	$350.0 million in proceeds from the issuance of unsecured notes;
●	$204.0 million in proceeds from the issuance of stock, net, primarily through the Company’s ATM program;
●	$100.0 million in proceeds from the Company’s unsecured revolving credit facility, net; and
●	$16.0 million in proceeds from construction loan financing for one development project.

Cash outflows:

●	$575.0 million for the redemption of the Company’s Class I, Class J and Class K Preferred Stock;
●	$531.6 million of dividends paid;
●	$18.8 million for principal payments on debt (related to the repayment of debt on two encumbered properties), including normal amortization on rental property debt;
●	$15.1 million for the redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership interests by consolidated subsidiaries; and
●	$7.7 million for financing origination cost, primarily related to the issuance of unsecured notes.

Financing activities during 2018 primarily consisted of the following:

Cash inflows:

●	$92.3 million in proceeds from the Company’s unsecured revolving credit facility, net;
●	$51.0 million in proceeds from construction loan financing at one of the Company’s development projects; and
●	$33.7 million in proceeds primarily from the exercise of the Class M Preferred Stock over-allotment option.

Cash outflows:

●	$529.8 million of dividends paid;
●	$315.1 million for the repayment of unsecured notes;
●	$217.9 million for principal payments on debt (related to the repayment of debt on six encumbered properties), including normal amortization on rental property debt;
●	$75.1 million for the repurchase of common stock;

●	$13.3 million for the payment of early extinguishment of debt charges; and
●	$6.7 million for redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership units by consolidated subsidiaries.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks. The Company has noticed a continuing trend that, although pricing remains dependent on specific deal terms, generally spreads for non-recourse mortgage financing have stabilized and the unsecured debt markets are functioning well and credit spreads are at manageable levels.

Debt maturities for 2020 consist of: $92.9 million of consolidated debt; $146.3 million of unconsolidated joint venture debt and $61.9 million of debt included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available.  The 2020 consolidated debt maturities are anticipated to be repaid with operating cash flows and borrowings from the Company's Credit Facility. The 2020 debt maturities on properties in the Company's unconsolidated joint ventures and Preferred Equity Program are anticipated to be repaid through operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain or obtain an upgrade on its investment-grade senior, unsecured debt ratings.  The Company may, from time to time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

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

During February 2018, the Company filed a shelf registration statement on Form S-3, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants. The Company, pursuant to this shelf registration statement may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities (See Footnotes 12 and 13 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Preferred Stock –

The following Preferred Stock classes were redeemed during the year ended December 31, 2019:

Class of Preferred Stock	Redemption Date	Dividend Rate	Depositary Shares Redeemed	Redemption Price per Depositary Share	Redemption Amount (in millions)	Redemption Charges (1) (in millions)
Class I	9/14/2019	6.00%	7,000,000	$25	$175.0	$5.5
Class K	9/14/2019	5.625%	7,000,000	$25	$175.0	$5.9
Class J	12/31/2019	5.50%	9,000,000	$25	$225.0	$7.2

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

At the Market Continuous Offering Program (“ATM program”)

During September 2019, the Company established an ATM program, pursuant to which the Company may offer and sell from time to time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. During the year ended December 31, 2019, the Company issued 9,514,544 shares and received proceeds of $200.1 million, net of commissions and fees of $1.8 million. As of December 31, 2019, the Company had $298.1 million available under this ATM program.

Share Repurchase Program –

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the year ended December 31, 2019. As of December 31, 2019, the Company had $224.9 million available under this common share repurchase program. During February 2020, the Company’s Board of Directors approved an extension of this existing share repurchase program for a term of two years, which is scheduled to expire February 28, 2022.

Senior Notes –

During the year ended December 31, 2019, the Company issued the following senior unsecured notes (dollars in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Aug-19	Oct-49	$350.0	3.70%

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 12/31/19
Consolidated Indebtedness to Total Assets	<65%	41%
Consolidated Secured Indebtedness to Total Assets	<40%	4%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.8x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.4x

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

Credit Facility –

The Company has a $2.25 billion unsecured revolving Credit Facility with a group of banks, which is scheduled to expire in March 2021, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (2.64% as of December 31, 2019), can be increased to $2.75 billion through an accordion feature. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. As of December 31, 2019, the Credit Facility had a balance of $200.0 million outstanding and $0.3 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of 12/31/19
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	42%
Total Priority Indebtedness to GAV	<35%	3%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.0x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.2x

For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 1, 2017, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2017.

Mortgages and Construction Loan Payable –

During 2019, the Company repaid $6.6 million of mortgage debt that encumbered three operating properties.  Additionally, during 2019, the Company disposed of an encumbered property through a deed in lieu transaction. This transaction resulted in a net decrease in mortgage debt of $7.0 million (including a fair market value adjustment of $0.1 million) and a gain on forgiveness of debt of $2.8 million, which is included in Other income, net in the Company’s Consolidated Statements of Income.

In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one development property.  This loan commitment was scheduled to mature in August 2020, with six additional six-month options to extend the maturity date to August 2023, bore interest at a rate of LIBOR plus 180 basis points (3.56% as of December 31, 2019), interest was paid monthly with a principal payment due at maturity.  As of December 31, 2019, the construction loan had a balance of $67.0 million outstanding. Subsequent to December 31, 2019, this construction loan was fully repaid.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its real estate under development projects. As of December 31, 2019, the Company had over 320 unencumbered property interests in its portfolio.

Dividends –

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio which reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid were $531.6 million, $529.8 million and $506.2 million in 2019, 2018, and 2017 respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On October 21, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on January 2, 2020, which was paid on January 15, 2020. Additionally, on January 28, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on April 2, 2020, which is scheduled to be paid on April 15, 2020.

The Company’s Board of Directors also declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M). All dividends on the preferred shares are scheduled to be paid on April 15, 2020, to shareholders of record on April 1, 2020.

Hurricane Impact –

During September 2017, Hurricane Maria struck Puerto Rico and caused various amounts of damage to the Company’s seven operating properties located throughout the island. The Company expects to collect property insurance proceeds (net of a deductible of $1.2 million) equal to the replacement cost of its damaged property estimated to be approximately $30.3 million.  As of December 31, 2019, the Company has collected property insurance proceeds totaling $24.2 million to date, which exceeds the $16.0 million of net book value of the damaged property that was previously written off by $8.2 million.  The Company recognized this excess as income in the periods that insurance proceeds were received. As such, the Company recognized $4.0 million and $4.2 million as income which is included in Other income, net on the Company’s Consolidated Statements of Income for the years ended December 31, 2019 and 2018, respectively.

Other –

The Company is subject to taxes on activities in Puerto Rico, Canada and Mexico.  In general, under local country law applicable to the structures the Company has in place and applicable treaties, the repatriation of cash to the Company from its subsidiaries and joint ventures in Puerto Rico, Canada and Mexico generally are not subject to withholding tax. The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiary. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its Credit Facility, unsecured senior notes and mortgages with maturities ranging from five months to 29 years. As of December 31, 2019, the Company’s total debt had a weighted average term to maturity of 10.6 years. In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio. As of December 31, 2019, the Company had 34 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. The following table summarizes the Company’s debt maturities (excluding extension options, unamortized debt issuance costs of $54.6 million and fair market value of debt adjustments aggregating $7.9 million) and obligations under non-cancelable operating leases as of December 31, 2019:

	Payments due by period (in millions)
	2020	2021	2022	2023	2024	Thereafter	Total
Long-Term Debt:
Principal (1)	$169.3	$829.7	$644.5	$365.1	$401.7	$2,952.2	$5,362.5
Interest (2)	$189.5	$168.1	$149.3	$125.8	$111.9	$1,480.6	$2,225.2

Non-cancelable operating (3)	$10.7	$10.5	$9.9	$9.9	$9.0	$128.6	$178.6

(1)	Maturities utilized do not reflect extension options, which range from six months to one year.
(2)	For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2019.
(3)	For leases which have inflationary increases, future ground rent expense was calculated using the rent based upon initial lease payment.

The Company has $159.5 million of secured debt scheduled to mature in 2020. Subsequent to December 31, 2019, the Company repaid $66.6 million of this secured debt.  The Company anticipates satisfying the remaining future maturities with a combination of operating cash flows and its Credit Facility.

The Company has issued letters of credit in connection with completion and repayment guarantees for loans encumbering certain of the Company’s development and redevelopment projects and guarantee of payment related to the Company’s insurance program. As of December 31, 2019, these letters of credit aggregated $40.8 million.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2019, the Company had $17.6 million in performance and surety bonds outstanding.

The Company has accrued $2.4 million of non-current uncertain tax positions and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes, which are included in Other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2019. These amounts are not included in the table above because a reasonably reliable estimate regarding the timing of settlements with the relevant tax authorities, if any, cannot be made.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures. These joint ventures primarily operate shopping center properties. Such arrangements are generally with third-party institutional investors and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, has obtained unsecured financing for certain joint ventures. As of December 31, 2019, the Company did not guarantee any joint venture unsecured debt. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K). The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2019 (dollars in millions):

Joint Venture	Kimco Ownership Interest	Number of Properties	Mortgages and Notes Payable, Net (in millions)	Number of Encumbered Properties	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program (1)	15.0%	40	$538.1	12	3.46%	46.8
Kimco Income Opportunity Portfolio (2)	48.6%	37	556.0	26	4.39%	28.4
Canada Pension Plan Investment Board	55.0%	4	84.8	1	3.25%	42.0
Other Joint Venture Programs	Various	17	415.2	10	3.87%	80.9
Total			$1,594.1

* Average remaining term includes extensions

(1)

Includes an unsecured term loan of $200.0 million (excluding deferred financing costs of $0.2 million), which is scheduled to mature in August 2020, with a one-year extension option at the joint venture’s discretion, and bears interest at a rate equal to LIBOR plus 1.50% (3.26% at December 31, 2019).

(2)

Includes an unsecured revolving credit facility which had no outstanding balance at December 31, 2019, which is scheduled to mature in September 2020, with two one-year extension options at the joint venture’s discretion, and bears interest at a rate equal to LIBOR plus 1.75% (3.51% at December 31, 2019).

As of December 31, 2019, these loans had scheduled maturities ranging from two months to 12 years and bore interest at rates ranging from 2.91% to 6.55%. Approximately $146.3 million of the aggregate outstanding loan balances matures in 2020. These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales and partner capital contributions, as deemed appropriate (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Real Estate Investments

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity Program. As of December 31, 2019, the Company’s net investment under the Preferred Equity Program was $175.3 million relating to 240 properties, including 230 net leased properties. As of December 31, 2019, these preferred equity investment properties had individual non-recourse mortgage loans aggregating $226.8 million (excluding fair market value of debt adjustments aggregating $9.3 million). These loans have scheduled maturities ranging from seven months to five years and bear interest at rates ranging from 4.19% to 10.47%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

Funds From Operations

Funds From Operations (“FFO”) is a supplemental non-GAAP financial measure utilized to evaluate the operating performance of real estate companies. In December 2018, the NAREIT issued “NAREIT Funds From Operations White Paper – 2018 Restatement” (the "FFO 2018 Restatement") which clarifies, where necessary, existing guidance and consolidates alerts and policy bulletins into a single document for ease of use.  NAREIT defines FFO as net income/(loss) available to the Company’s common shareholders computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis. Included in the FFO 2018 Restatement is an option for the Company to make an election to include or exclude gains and losses on the sale of assets and impairments of assets incidental to its main business in the calculation of FFO. The main business of a REIT is acquiring, owning, operating, developing and redeveloping real estate in conjunction with its rental of real estate.  Incidental assets may include, but are not limited to, land peripheral to operating properties, property developed for sale, and securities. The FFO 2018 Restatement is effective for annual periods beginning after December 31, 2018 and interim periods reported within those periods.

As a result of adopting the FFO 2018 Restatement, the Company has elected to exclude gains and losses on the sale of assets and impairments of assets incidental to its main business and to exclude mark-to-market changes in value of its equity securities in calculating FFO. As such, the Company will no longer include gains/impairments on land parcels, gains/losses (realized or unrealized) from marketable securities or gains/impairments on preferred equity participations in NAREIT defined FFO.

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

The Company also presents FFO available to the Company’s common shareholders as adjusted as an additional supplemental measure, as it believes it is more reflective of its core operating performance and provides investors and analysts an additional measure to compare the Company’s performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. FFO available to the Company’s common shareholders as adjusted is generally calculated by the Company as FFO available to the Company’s common shareholders excluding certain transactional income and expenses and non-operating impairments, which management believes are not reflective of the results within the Company’s operating real estate portfolio.

FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performance, which does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative for net income or cash flows from operations as a measure of liquidity.  Our method of calculating FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders and FFO available to the Company’s common shareholders as adjusted, is reflected in the table below (in thousands, except per share data). In conjunction with the adoption of the FFO 2018 Restatement, the Company has reclassified $3.4 million from transactional expense and $10.9 million from transactional income into FFO available to the Company’s common shareholders for the three months and year ended December 31, 2018, respectively, relating to incidental gains and losses on the sale of assets and mark-to-market changes in equity securities. This reclassification had no impact on FFO available to the Company’s common shareholders as adjusted for the three months and year ended December 31, 2018.

	Three Months Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
Net income available to the Company’s common shareholders	$92,812	$73,627	$339,988	$439,604
Gain on sale of properties/change in control of interests	(31,836)	(49,369)	(79,218)	(236,058)
Gain on sale of joint venture operating properties/change in control of interests	(892)	(12,446)	(16,066)	(18,549)
Depreciation and amortization - real estate related	67,864	74,086	276,097	305,079
Depreciation and amortization - real estate joint ventures	10,910	10,717	40,954	43,483
Impairment of depreciable real estate properties	11,504	52,101	55,945	86,072
Profit participation from other real estate investments	1,288	(129)	(7,300)	(10,595)
Loss/(gain) on of marketable securities	546	1,444	(829)	3,487
Noncontrolling interests (1)	(303)	(421)	(1,193)	(2,755)
FFO available to the Company’s common shareholders	151,893	149,610	608,378	609,768
Transactional (income)/expense:
Distribution in excess of basis	-	-	-	(3,550)
Gain on forgiveness of debt	(2,790)	-	(2,790)	(4,274)
Prepayment penalties	-	-	-	12,762
Severance costs	-	-	-	1,185
Preferred stock redemption charges	7,159	-	18,528	-
Other income, net	(1,000)	(2,195)	(4,000)	(2,848)
Total transactional expense/(income), net	3,369	(2,195)	11,738	3,275
FFO available to the Company’s common shareholders as adjusted	$155,262	$147,415	$620,116	$613,043
Weighted average shares outstanding for FFO calculations:
Basic	422,467	419,258	420,370	420,641
Units	777	837	826	835
Dilutive effect of equity awards	1,336	628	1,365	629
Diluted (2)	424,580	420,723	422,561	422,105

FFO per common share – basic	$0.36	$0.36	$1.45	$1.45
FFO per common share – diluted (2)	$0.36	$0.36	$1.44	$1.45
FFO as adjusted per common share – basic	$0.37	$0.35	$1.48	$1.46
FFO as adjusted per common share – diluted (2)	$0.37	$0.35	$1.47	$1.45

(1)	Related to gains, impairment and depreciation on properties, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $199 and $228 for the three months ended December 31, 2019 and 2018, respectively, and $868 and $916 for the years ended December 31, 2019 and 2018, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
Net income available to the Company’s common shareholders	$92,812	$73,627	$339,988	$439,604
Adjustments:
Management and other fee income	(4,321)	(2,397)	(16,550)	(15,159)
General and administrative	24,646	20,022	96,942	87,797
Impairment charges	7,508	45,352	48,743	79,207
Depreciation and amortization	68,439	74,266	277,879	310,380
Gain on sale of properties/change in control of interests	(31,836)	(49,379)	(79,218)	(229,840)
Interest and other expense, net	42,830	44,515	165,581	183,060
Provision/(benefit) for income taxes, net	263	2,583	(3,317)	1,600
Equity in income of other real estate investments, net	(3,318)	(4,462)	(26,076)	(29,100)
Net income/(loss) attributable to noncontrolling interests	624	(214)	2,956	668
Preferred stock redemption charges	7,159	-	18,528	-
Preferred dividends	9,448	14,534	52,089	58,191
Non same property net operating income	(21,396)	(23,989)	(103,464)	(137,134)
Non-operational expense from joint ventures, net	20,464	13,219	59,992	60,417
Same property NOI	$213,322	$207,677	$834,073	$809,691

Same property NOI increased by $5.6 million, or 2.7%, for the three months ended December 31, 2019, as compared to the corresponding period in 2018. This increase is primarily the result of (i) an increase of $6.4 million related to lease-up and rent commencements in the portfolio, partially offset by (ii) a decrease in other property income of $0.8 million.

Same property NOI increased by $24.4 million, or 3.0%, for the year ended December 31, 2019, as compared to the corresponding period in 2018. This increase is primarily the result of (i) an increase of $25.1 million related to lease-up and rent commencements in the portfolio, partially offset by (ii) a decrease in other property income of $0.7 million.

Effects of Inflation

Many of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation.  Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants' gross sales above pre-determined thresholds, which generally increase as prices rise, and/or as a result of escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices.  In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents to market rates upon renewal. Most of the Company's leases include escalation clauses or require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

New Accounting Pronouncements

See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of December 31, 2019, with corresponding weighted-average interest rates sorted by maturity date. The table does not include extension options where available (amounts in millions).

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$92.9	$145.1	$152.0	$12.0	$10.4	$5.0	$417.4	$419.5
Average Interest Rate	5.32%	5.39%	4.06%	3.23%	6.73%	7.08%	4.88%
Variable Rate	$66.6	$-	$-	$-	$-	$-	$66.6	$66.5
Average Interest Rate	5.50%	-	-	-	-	-	5.50%

Unsecured Debt
Fixed Rate	$-	$483.9	$497.0	$348.2	$397.1	$2,907.8	$4,634.0	$4,783.9
Average Interest Rate	-	3.20%	3.40%	3.13%	2.7%	3.73%	3.50%
Variable Rate	$-	$197.8	$-	$-	$-	$-	$197.8	$199.9
Average Interest Rate	-	2.64%	-	-	-	-	2.64%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $2.6 million for the year ended December 31, 2019, if short-term interest rates were 1.0% higher. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

The response to this Item 8 is included in our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are contained in Part IV, Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Corporate Governance,” “Committees of the Board of Directors,” “Executive Officers” and “Other Matters” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 28, 2020 (“Proxy Statement”).

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

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to “Independent Registered Public Accountants” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.		Form 10-K Report Page

	Report of Independent Registered Public Accounting Firm		43

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2019 and 2018		44

	Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017		45

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017		46

	Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017		47

	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017		48

	Notes to Consolidated Financial Statements		49

2.	Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017	88
	Schedule III -	Real Estate and Accumulated Depreciation as of December 31, 2019	89
	Schedule IV -	Mortgage Loans on Real Estate as of December 31, 2019	90

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		39

Item 16. Form 10-K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
3.1(a)	Articles of Restatement of Kimco Realty Corporation, dated January 14, 2011	10-K	1-10899	02/28/11	3.1(a)
3.1(b)	Amendment to Articles of Restatement of Kimco Realty Corporation, dated May 8, 2014	10-K	1-10899	02/27/17	3.1(b)
3.1(c)	Articles Supplementary of Kimco Realty Corporation, dated November 8, 2010	10-K	1-10899	02/28/11	3.1(b)
3.1(d)	Articles Supplementary of Kimco Realty Corporation, dated March 12, 2012	8-A12B	1-10899	03/13/12	3.2
3.1(e)	Articles Supplementary of Kimco Realty Corporation, dated July 17, 2012	8-A12B	1-10899	07/18/12	3.2
3.1(f)	Articles Supplementary of Kimco Realty Corporation, dated November 30, 2012	8-A12B	1-10899	12/03/12	3.2
3.1(g)	Articles Supplementary of Kimco Realty Corporation, dated August 8, 2017	8-A12B	1-10899	08/08/17	3.3
3.1(h)	Articles Supplementary of Kimco Realty Corporation, dated December 12, 2017	8-A12B	1-10899	12/12/17	3.3
3.2	Amended and Restated Bylaws of Kimco Realty Corporation, dated February 25, 2009	10-K	1-10899	02/27/09	3.2
4.1	Agreement of Kimco Realty Corporation pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K	S-11	333-42588	09/11/91	4.1
4.2	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.3	First Supplemental Indenture, dated August 4, 1994, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	10-K	1-10899	03/28/96	4.6
4.4	Second Supplemental Indenture, dated April 7, 1995, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	8-K	1-10899	04/07/95	4(a)
4.5	Third Supplemental Indenture, dated June 2, 2006, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	06/05/06	4.1
4.6	Fourth Supplemental Indenture, dated April 26, 2007, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	04/26/07	1.3
4.7	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	09/24/09	4.1
4.8	Sixth Supplemental Indenture, dated May 23, 2013, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	05/23/13	4.1
4.9	Seventh Supplemental Indenture, dated April 24, 2014, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	04/24/14	4.1
4.10	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	—	—	—	—	*
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3
10.2	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.3	Form of Indemnification Agreement	10-K	1-10899	02/27/09	99.1
10.4	Agency Agreement, dated July 17, 2013, by and among Kimco North Trust III, Kimco Realty Corporation and Scotia Capital Inc., RBC Dominion Securities Inc., CIBC World Markets Inc. and National Bank Financial Inc.	10-Q	1-10899	08/02/13	99.1
10.5	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.6	Restated Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/27/17	10.6
10.7	Amendment No. 1 to the Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/23/18	10.7

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
10.8	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.9	First Amendment to the Kimco Realty Corporation Executive Severance Plan, dated March 20, 2012	10-Q	1-10899	05/10/12	10.3
10.10	$1.75 Billion Amended and Restated Credit Agreement, dated March 17, 2014, among Kimco Realty Corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	03/20/14	10.1
10.11	$2.25 Billion Amended and Restated Credit Agreement, dated February 1, 2017, among Kimco Realty Corporation, the subsidiaries of Kimco party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	02/02/17	10.1
10.12	Credit Agreement, dated January 30, 2015, among Kimco Realty Corporation and each of the parties named therein	8-K	1-10899	02/05/15	10.1
10.13	Consulting Agreement, dated June 11, 2015, between Kimco Realty Corporation and David B. Henry	8-K	1-10899	06/12/15	10.1
21.1	Significant Subsidiaries of the Company	—	—	—	—	*
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	*
31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
32.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
99.1	Property Chart	—	—	—	—	*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	*
101.SCH	XBRL Taxonomy Extension Schema	—	—	—	—	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	—	—	—	—	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION By: /s/ Conor C. Flynn Conor C. Flynn Chief Executive Officer

Dated:     February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 25, 2020
Milton Cooper

/s/ Conor C. Flynn	Chief Executive Officer and Director	February 25, 2020
Conor C. Flynn

/s/ Frank Lourenso	Director	February 25, 2020
Frank Lourenso

/s/ Richard Saltzman	Director	February 25, 2020
Richard Saltzman

/s/ Philip Coviello	Director	February 25, 2020
Philip Coviello

/s/ Colombe Nicholas	Director	February 25, 2020
Colombe Nicholas

/s/ Mary Hogan Preusse	Director	February 25, 2020
Mary Hogan Preusse

/s/ Valerie Richardson	Director	February 25, 2020
Valerie Richardson

/s/ Glenn G. Cohen	Executive Vice President -	February 25, 2020
Glenn G. Cohen	Chief Financial Officer and Treasurer

/s/ Paul Westbrook	Vice President -	February 25, 2020
Paul Westbrook	Chief Accounting Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Kimco Realty Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Kimco Realty Corporation and its subsidiaries (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Property Carrying Values

As described in Notes 1, 6 and 15 to the consolidated financial statements, management continuously assesses whether there are any indicators, including property operating performance, changes in anticipated holding period, general market conditions, and delays of development, that the value of the Company’s real estate assets may be impaired. To the extent management determines an impairment has occurred, the carrying value of the asset would be adjusted to an amount to reflect the estimated fair value of the asset. Management estimates fair values primarily based upon estimated sales prices from signed contracts or letters of intent from third parties, discounted cash flow models, or third party appraisals. Management’s estimated fair values which are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period, capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates. The consolidated real estate balance, net of accumulated depreciation and amortization, was $9.2 billion as of December 31, 2019, with $48.7 million of impairment recorded for the year.

The principal considerations for our determination that performing procedures relating to the impairment of property carrying values is a critical audit matter are (i) there was significant judgment used by management when developing the discount rates and capitalization rates used in the discounted cash flow models to determine the fair value measurement related to the real estate impairment assessment, which in turn led to a high degree of auditor judgment and subjectivity in applying audit procedures related to the evaluation of discount and capitalization rates, (ii) significant audit effort was necessary in evaluating the discount rates and capitalization rates and discounted cash flow models used to estimate the fair value of certain properties, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment of property carrying values, including controls over the development of significant inputs and assumptions used to determine the fair value of the properties. These procedures included, among others, evaluating the discounted cash flow model, testing the completeness, accuracy and relevance of significant inputs, and evaluating the assumptions used by management when developing the fair value measurement, including the discount rates and capitalization rates. Evaluating the discount rate and capitalization rate assumptions involved evaluating whether the assumptions were reasonable considering comparable market data, including consideration of geography and quality of the property. Professionals with specialized skill and knowledge were used, as applicable, to assist in evaluating the reasonableness of certain significant assumptions used in the Company’s cash flow projections, including the discount rates and capitalization rates.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 25, 2020

We have served as the Company’s auditor since at least 1991. We have not been able to determine the specific year we began serving as auditor of the Company.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2019	December 31, 2018
Assets:
Real estate:
Land	$2,788,155	$2,822,691
Building and improvements	8,920,951	8,813,115
Real estate	11,709,106	11,635,806
Less: accumulated depreciation and amortization	(2,500,053)	(2,385,287)
Total real estate, net	9,209,053	9,250,519

Real estate under development	220,170	241,384
Investments in and advances to real estate joint ventures	578,118	570,922
Other real estate investments	194,400	192,123
Cash and cash equivalents	123,947	143,581
Accounts and notes receivable, net	218,689	184,528
Deferred charges and prepaid expenses	150,330	156,155
Operating lease right-of-use assets, net	99,125	-
Other assets	204,035	259,888
Total assets (1)	$10,997,867	$10,999,100

Liabilities:
Notes payable, net	$4,831,759	$4,381,456
Mortgages and construction loan payable, net	484,008	492,416
Accounts payable and accrued expenses	170,082	174,903
Dividends payable	126,274	130,262
Operating lease liabilities	92,711	-
Other liabilities	346,183	385,328
Total liabilities (2)	6,051,017	5,564,365
Redeemable noncontrolling interests	17,943	23,682

Commitments and contingencies (Footnote 19)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; undesignated 6,019,240, and 5,996,240 shares, respectively; Issued and outstanding (in series) 19,580, and 42,580 shares, respectively. Aggregate liquidation preference $489,500, and $1,064,500, respectively	20	43
Common stock, $.01 par value, authorized 750,000,000 shares; issued and outstanding 431,814,951, and 421,388,879 shares, respectively	4,318	4,214
Paid-in capital	5,765,233	6,117,254
Cumulative distributions in excess of net income	(904,679)	(787,707)
Total stockholders' equity	4,864,892	5,333,804
Noncontrolling interests	64,015	77,249
Total equity	4,928,907	5,411,053
Total liabilities and equity	$10,997,867	$10,999,100

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at December 31, 2019 and December 31, 2018 of $245,489 and $239,012, respectively.  See Footnote 9 of the Notes to Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at December 31, 2019 and December 31, 2018 of $153,436 and $143,186, respectively.  See Footnote 9 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Revenues from rental properties	$1,142,334	$1,149,603	$1,183,785
Management and other fee income	16,550	15,159	17,049
Total revenues	1,158,884	1,164,762	1,200,834

Operating expenses
Rent	(11,311)	(10,929)	(11,145)
Real estate taxes	(153,659)	(153,336)	(157,196)
Operating and maintenance	(171,981)	(164,294)	(169,552)
General and administrative	(96,942)	(87,797)	(91,690)
Provision for doubtful accounts	-	(6,253)	(5,630)
Impairment charges	(48,743)	(79,207)	(67,331)
Depreciation and amortization	(277,879)	(310,380)	(360,811)
Total operating expenses	(760,515)	(812,196)	(863,355)

Gain on sale of properties/change in control of interests	79,218	229,840	93,538

Operating income	477,587	582,406	431,017

Other income/(expense)
Other income, net	11,814	13,041	2,559
Interest expense	(177,395)	(183,339)	(191,956)
Early extinguishment of debt charges	-	(12,762)	(1,753)

Income before income taxes, net, equity in income of joint ventures, net, gain on change in control of joint venture interests and equity in income from other real estate investments, net	312,006	399,346	239,867

Benefit/(provision) for income taxes, net	3,317	(1,600)	880
Equity in income of joint ventures, net	72,162	71,617	60,763
Gain on change in control of joint venture interests	-	-	71,160
Equity in income of other real estate investments, net	26,076	29,100	67,001

Net income	413,561	498,463	439,671

Net income attributable to noncontrolling interests	(2,956)	(668)	(13,596)

Net income attributable to the Company	410,605	497,795	426,075

Preferred stock redemption charges	(18,528)	-	(7,014)
Preferred dividends	(52,089)	(58,191)	(46,600)

Net income available to the Company's common shareholders	$339,988	$439,604	$372,461

Per common share:
Net income available to the Company's common shareholders:
-Basic	$0.80	$1.02	$0.87
-Diluted	$0.80	$1.02	$0.87

Weighted average shares:
-Basic	420,370	420,641	423,614
-Diluted	421,799	421,379	424,019

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017

Net income	$413,561	$498,463	$439,671
Other comprehensive income:
Change in unrealized gains/losses related to available-for-sale securities	-	-	(1,542)
Change in unrealized value on interest rate swaps	-	344	631
Change in foreign currency translation adjustments	-	-	(6,335)
Other comprehensive income/(loss)	-	344	(7,246)

Comprehensive income	413,561	498,807	432,425

Comprehensive income attributable to noncontrolling interests	(2,956)	(668)	(13,596)

Comprehensive income attributable to the Company	$410,605	$498,139	$418,829

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)

	Cumulative	Accumulated
	Distributions in	Other						Total
	Excess of Net	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Income	Income /(Loss)	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance, January 1, 2017	$(676,867)	$5,766	32	$32	425,034	$4,250	$5,922,958	$5,256,139	$146,735	$5,402,874
Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	48,877	48,877
Comprehensive income:
Net income	426,075	-	-	-	-	-	-	426,075	13,596	439,671
Other comprehensive income:
Change in unrealized gains/losses on marketable securities	-	(1,542)	-	-	-	-	-	(1,542)	-	(1,542)
Change in unrealized value on interest rate swaps	-	631	-	-	-	-	-	631	-	631
Change in foreign currency translation adjustments	-	(6,335)	-	-	-	-	-	(6,335)	-	(6,335)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,297)	(1,297)
Dividends declared to common and preferred shares	(510,545)	-	-	-	-	-	-	(510,545)	-	(510,545)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(13,995)	(13,995)
Issuance of common stock	-	-	-	-	776	8	(8)	-	-	-
Issuance of preferred stock	-	-	18	18	-	-	439,401	439,419	-	439,419
Surrender of restricted stock	-	-	-	-	(248)	(2)	(5,697)	(5,699)	-	(5,699)
Exercise of common stock options	-	-	-	-	84	-	1,526	1,526	-	1,526
Amortization of equity awards	-	-	-	-	-	-	18,983	18,983	-	18,983
Redemption of preferred stock	-	-	(9)	(9)	-	-	(224,991)	(225,000)	-	(225,000)
Redemption/conversion of noncontrolling interests	-	-	-	-	-	-	592	592	(66,013)	(65,421)
Balance, December 31, 2017	(761,337)	(1,480)	41	41	425,646	4,256	6,152,764	5,394,244	127,903	5,522,147

Impact of change in accounting principles
ASU 2017-05 (1)	8,098	-	-	-	-	-	-	8,098	-	8,098
ASU 2016-01 (1)	(1,136)	1,136	-	-	-	-	-	-	-	-
Balance, January 1, 2018, as adjusted	(754,375)	(344)	41	41	425,646	4,256	6,152,764	5,402,342	127,903	5,530,245

Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	109	109
Comprehensive income:
Net income	497,795	-	-	-	-	-	-	497,795	668	498,463
Other comprehensive income:
Change in unrealized value on interest rate swaps	-	344	-	-	-	-	-	344	-	344
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(373)	(373)
Dividends declared to common and preferred shares	(531,127)	-	-	-	-	-	-	(531,127)	-	(531,127)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,663)	(2,663)
Issuance of common stock	-	-	-	-	1,101	11	(11)	-	-	-
Issuance of preferred stock	-	-	2	2	-	-	33,112	33,114	-	33,114
Repurchase of common stock	-	-	-	-	(5,100)	(51)	(75,075)	(75,126)	-	(75,126)
Surrender of restricted stock	-	-	-	-	(300)	(3)	(4,357)	(4,360)	-	(4,360)
Exercise of common stock options	-	-	-	-	42	1	591	592	-	592
Amortization of equity awards	-	-	-	-	-	-	16,548	16,548	-	16,548
Acquisition/deconsolidation of noncontrolling interests	-	-	-	-	-	-	1,203	1,203	(48,395)	(47,192)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	-	-	(7,521)	(7,521)	-	(7,521)
Balance, December 31, 2018	(787,707)	-	43	43	421,389	4,214	$6,117,254	5,333,804	77,249	5,411,053

Net Income attributable to the Company	410,605	-	-	-	-	-	-	410,605	2,956	413,561
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(358)	(358)
Dividends declared to common and preferred shares	(527,577)	-	-	-	-	-	-	(527,577)	-	(527,577)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(10,638)	(10,638)
Issuance of common stock	-	-	-	-	10,398	105	200,028	200,133	-	200,133
Surrender of restricted common stock	-	-	-	-	(242)	(3)	(4,027)	(4,030)	-	(4,030)
Exercise of common stock options	-	-	-	-	269	2	3,878	3,880	-	3,880
Amortization of equity awards	-	-	-	-	-	-	19,083	19,083	-	19,083
Acquisition of noncontrolling interests	-	-	-	-	-	-	3,994	3,994	(5,194)	(1,200)
Redemption of preferred stock	-	-	(23)	(23)	-	-	(574,977)	(575,000)	-	(575,000)
Balance, December 31, 2019	$(904,679)	$-	20	$20	431,814	$4,318	$5,765,233	$4,864,892	$64,015	$4,928,907

(1)

Represents the impact of change in accounting principles for its respective Accounting Standard Updates ("ASU").  See Footnote 1 of the Notes to the Consolidated Financial Statements for additional disclosure.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017

Cash flow from operating activities:
Net income	$413,561	$498,463	$439,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,879	310,380	360,811
Impairment charges	48,743	79,207	67,331
Deferred taxes	-	-	807
Early extinguishment of debt charges	-	12,762	1,753
Equity award expense	20,200	18,221	21,563
Gain on sale of properties/change in control of interests	(79,218)	(229,840)	(93,538)
Gain on change in control of joint venture interests	-	-	(71,160)
Equity in income of joint ventures, net	(72,162)	(71,617)	(60,763)
Equity in income from other real estate investments, net	(26,076)	(29,100)	(67,001)
Distributions from joint ventures and other real estate investments	93,877	104,626	58,189
Change in accounts and notes receivable	(34,160)	5,229	(7,934)
Change in accounts payable and accrued expenses	(3,611)	(9,175)	4,417
Change in Canadian withholding tax receivable	-	-	12,996
Change in other operating assets and liabilities	(55,405)	(51,220)	(52,961)
Net cash flow provided by operating activities	583,628	637,936	614,181

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(1,957)	(5,407)	(153,854)
Improvements to operating real estate	(324,821)	(290,874)	(206,800)
Acquisition of real estate under development	-	(4,592)	(10,010)
Improvements to real estate under development	(118,841)	(235,988)	(160,257)
Investment in marketable securities	(244)	(63)	(9,822)
Proceeds from sale/repayments of marketable securities	2,023	957	3,146
Investments in and advances to real estate joint ventures	(27,665)	(36,139)	(35,291)
Reimbursements of investments in and advances to real estate joint ventures	21,759	21,127	55,839
Investment in and advances to other real estate investments	(12,816)	(524)	(666)
Reimbursements of investments in and advances to other real estate investments	5,960	12,878	40,709
Investment in other financing receivable	(48)	(125)	-
Collection of mortgage loans receivable	10,449	22,299	1,405
Investment in other investments	(2,500)	(857)	-
Proceeds from sale of operating properties	324,280	754,731	181,321
Proceeds from insurance casualty claims	4,000	16,222	-
Net cash flow provided by/(used for) investing activities	(120,421)	253,645	(294,280)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(6,539)	(204,746)	(687,117)
Principal payments on rental property debt	(12,212)	(13,113)	(15,186)
Proceeds from mortgage and construction loan financings	16,028	50,972	206,000
Proceeds/(repayments) under the unsecured revolving credit facility, net	100,000	92,254	(17,143)
Proceeds from issuance of unsecured notes	350,000	-	1,250,000
Repayments under unsecured notes/term loan	-	(315,095)	(550,000)
Financing origination costs	(7,707)	(1,221)	(23,305)
Payment of early extinguishment of debt charges	(1,531)	(13,308)	(2,631)
Contributions from noncontrolling interests	-	109	1,422
Redemption/distribution of noncontrolling interests	(15,134)	(6,660)	(96,599)
Dividends paid	(531,565)	(529,756)	(506,172)
Proceeds from issuance of stock, net	204,012	33,705	440,946
Redemption of preferred stock	(575,000)	-	(225,000)
Repurchase of common stock	-	(75,126)	-
Change in other financing liabilities	(3,193)	(4,528)	911
Net cash flow used for financing activities	(482,841)	(986,513)	(223,874)

Net change in cash and cash equivalents	(19,634)	(94,932)	96,027
Cash and cash equivalents, beginning of year	143,581	238,513	142,486
Cash and cash equivalents, end of year	$123,947	$143,581	$238,513

Interest paid during the year including payment of early extinguishment of debt charges of $1,531, $13,308 and $2,631, respectively (net of capitalized interest of $15,690, $17,549 and $14,480, respectively)	$169,026	$199,701	$192,155

Income taxes (received)/paid during the year (net of refunds received of $3,452, $1,007 and $16,118, respectively)	$(1,106)	$514	$(14,456)

The accompanying notes are an integral part of these consolidated financial statements

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts relating to the number of buildings, square footage, tenant and occupancy data, joint venture debt average interest rates and terms and estimated project costs are unaudited.

The terms "Kimco" the "Company" and "our" each refer to Kimco Realty Corporation and its subsidiaries, unless the context indicates otherwise. In statements regarding qualification as a REIT, such terms refer solely to Kimco Reality Corporation.

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

The Company has elected to be taxed as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is organized and operates in a manner that enables it to qualify as a REIT under the Code.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.

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

On a continuous basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired only if management’s estimated fair value is less than the net carrying value of the property. The Company’s estimated fair value is primarily based upon (i) estimated sales prices from signed contracts or letters of intent from third party offers, (ii) discounted cash flow models of the property over its remaining hold period or (iii) third party appraisals. An impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time, the property is written-down to its estimated fair value. Estimated fair values which are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period, capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates. In addition, such cash flow models consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to an amount to reflect the estimated fair value of the property. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Real Estate Under Development

Real estate under development represents the development of open-air shopping center projects, which may include residential and mixed-use components, that the Company plans to hold as long-term investments. These properties are carried at cost. The cost of land and buildings under development includes specifically identifiable costs. Capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, insurance, legal costs, salaries and related costs of personnel directly involved and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy and placed into service. This usually occurs upon substantial completion of all development activity necessary to bring the property to the condition needed for its intended use, but no later than one year from the completion of major construction activity. However, the Company may continue to capitalize costs even though a project is substantially completed if construction is still ongoing at the site. If, in management’s opinion, the current and projected undiscounted cash flows of these assets to be held as long-term investments is less than the net carrying value plus estimated costs to complete the development, the carrying value would be adjusted to an amount that reflects the estimated fair value of the property.

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

The Company’s joint ventures primarily consist of co-investments with institutional and other joint venture partners in open-air shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. The Company, on a limited selective basis, has obtained unsecured financing for certain joint ventures. These unsecured financings may be guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make. As of December 31, 2019, the Company did not guaranty any unsecured joint venture debt.

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

On a continuous basis, management assesses whether there are any indicators, including the underlying investment property operating performance and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. Estimated fair values which are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period, capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

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

Other assets include investments for which the Company applies the cost method of accounting. The Company recognizes as income distributions from net accumulated earnings of the investee since the date of acquisition. The net accumulated earnings of an investee subsequent to the date of investment are recognized by the Company only to the extent distributed by the investee. Distributions received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. For the periods presented, there have been no events or changes in circumstances that may have a significant adverse effect on the fair value of the Company's cost-method investments. Other assets include the Company’s investment in Albertsons Companies, Inc. an owner/operator of grocery stores. The Company accounts for this investment under the cost method of accounting, as it does not have significant influence over this investment (See Footnote 11 of the Notes to the Consolidated Financial Statements).

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

Marketable Securities

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance. On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). In accordance with the adoption of ASU 2016-01, the Company recognizes changes in the fair value of equity investments with readily determinable fair values in net income. Previously, changes in fair value of the Company’s available-for-sale marketable securities were recognized in Accumulated other comprehensive loss (“AOCI”) on the Company’s Consolidated Balance Sheets.

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

Deferred Leasing Costs

Effective January 1, 2019, in accordance with the adoption of ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), indirect internal leasing costs previously capitalized are expensed. However, external leasing costs and direct internal leasing costs will continue to be capitalized and amortized on a straight-line basis, over the terms of the related leases, as applicable. Previously, capitalized indirect internal leasing costs were deferred and included in Other assets, on the Company’s Consolidated Balance Sheets; however, upon adoption of ASU 2016-02, they are expensed and included in General and administrative expense.  Deferred leasing costs are classified as operating activities on the Company’s Consolidated Statements of Cash Flows.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Software Development Costs

Expenditures for major software purchases and software developed for internal use are capitalized and amortized on a straight-line basis generally over a three to five-year period. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of payroll costs that can be capitalized with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.  As of December 31, 2019 and 2018, the Company had unamortized software development costs of $14.5 million and $4.3 million, respectively, which are included in Other assets on the Company’s Consolidated Balance Sheets.  The Company expensed $1.7 million, $5.3 million and $4.6 million in amortization of software development costs during the years ended December 31, 2019, 2018 and 2017, respectively.

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

Revenue, Trade Accounts Receivable and Gain Recognition

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018, for which the Company did not identify any open contracts. The Company also utilized the practical expedient for which the Company was not required to restate revenue from contracts that began and were completed within the same annual reporting period. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition (Topic 605). The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of December 31, 2019, the Company had no outstanding contract assets or contract liabilities. The adoption of this standard did not result in any material changes to the Company’s revenue recognition as compared to the previous guidance.

The Company’s primary source of revenues are derived from lease agreements which fall under the scope of ASU 2016-02, Leases (Topic 842), (“Topic 842”), which includes rental income and expense reimbursement income. The Company also has revenues which are accounted for under Topic 606, which include fees for services performed at various unconsolidated joint ventures for which the Company is the manager. These fees primarily include property and asset management fees, leasing fees, development fees and property acquisition/disposition fees. Also affected by Topic 606 are gains on sales of properties and tax increment financing (“TIF”) contracts. The Company presents its revenue streams on the Company’s Consolidated Statements of Income as Revenues from rental properties, net and Management and other fee income.

Revenues from rental properties, net

Revenues from rental properties, net are comprised of minimum base rent, percentage rent, lease termination fee income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments. Upon the adoption of Topic 842, the Company elected the lessor practical expedient to combine the lease and non-lease components, determined the lease component was the predominant component and as a result, accounted for the combined components under Topic 842. Non-lease components include reimbursements paid to the Company from tenants for common area maintenance costs and other operating expenses. The combined components are included in Revenues from rental properties, net on the Company’s Consolidated Statements of Income.

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

Also included in Revenues from rental properties, net are ancillary income and TIF income. Ancillary income is derived through various agreements relating to parking lots, clothing bins, temporary storage, vending machines, ATMs, trash bins and trash collections, seasonal leases, etc. The majority of the revenue derived from these sources are through lease agreements/arrangements and are recognized in accordance with the lease terms described in the lease. The Company has TIF agreements with certain municipalities and receives payments in accordance with the agreements. TIF reimbursement income is recognized on a cash basis when received.

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

Trade Accounts Receivable

The Company reviews its trade accounts receivable, including its straight-line rent receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. The Company analyzes its accounts receivable, customer credit worthiness and current economic trends when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. Effective January 1, 2019, in accordance with the adoption of Topic 842, the Company includes provision for doubtful accounts in Revenues from rental properties, net. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease and will only recognize lease income on a cash basis. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance and the lease income will then be limited to the lesser of (i) the straight-line rental income or (ii) the lease payments that have been collected from the lessee. The Company’s reported net earnings are directly affected by management’s estimate of the collectability of its trade accounts receivable. Trade accounts receivable derived from expense reimbursements that are being disputed by the lessee, will not be written-off as it is presumed the Company will collect these receivables upon resolution with the tenant.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Gains on sales of properties/change in control of interests

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

Leases

The FASB issued Topic 842, which amended the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases.

The Company adopted this standard effective January 1, 2019 under the modified retrospective approach and elected the optional transition method to apply the provisions of Topic 842 as of the adoption date, rather than the earliest period presented. As such, the requirements of Topic 842 were not applied in the comparative periods presented in the Company’s Consolidated Financial Statements. The Company also elected the package of practical expedients, which permits the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As a lessor, the Company’s recognition of rental revenue under the new standard remained mainly consistent with recognition of rental revenue under the previous guidance, Topic 840, apart from the narrower definition of initial direct costs that can be capitalized. The new standard defines initial direct costs as only the incremental costs that would not have been incurred if the lease had not been obtained. Under Topic 842 initial direct costs include commissions paid to third parties, including brokers, leasing and referral agents and internal leasing commissions paid to employees for successful execution of lease agreements. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. Internal employee compensation, payroll-related benefits and certain external legal fees are considered indirect costs associated with the execution of lease agreements and will no longer be capitalized; these costs will be included in general and administrative expense. As a result of electing the package of practical expedients described above, existing leases and related initial direct costs have not been reassessed prior to the effective date, and therefore, adoption of the lease standard did not have an impact on the Company’s previously reported Consolidated Statements of Income for initial direct costs.

Lessee

The Company’s leases where it is the lessee primarily consist of ground leases and administrative office leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. The Company utilized an incremental borrowing rate based on the information available at adoption of Topic 842 in determining the present value of lease payments since these leases do not provide an implicit rate. Variable lease payments are excluded from the lease liabilities and corresponding ROU assets, as they are recognized in the period in which the obligation for those payments is incurred. Many of the Company’s lessee agreements include options to extend the lease, which were not included in the Company's minimum lease terms unless reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. Upon the adoption of Topic 842, the Company recognized $106.0 million of ROU assets, including net intangible assets of $7.3 million, which were reclassified from Real estate, net to Operating lease right-of-use assets, net and $98.7 million of corresponding Operating lease liabilities for its operating leases on the Company’s Consolidated Balance Sheets. See Note 10 to the Company’s Consolidated Financial Statements for further details.

Income Taxes

The Company elected to qualify as a REIT for federal income tax purposes commencing with its taxable year January 1, 1992 and operates in a manner that enables the Company to qualify and maintain its status as a REIT. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Code. Most states, where the Company holds investments in real estate, conform to the federal rules recognizing REITs.

The Company maintains certain subsidiaries which made joint elections with the Company to be treated as taxable REIT subsidiaries ("TRSs"), which permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state income taxes on its income, and the Company includes a provision for taxes in its consolidated financial statements.  As such, the Company, through its wholly-owned TRSs, has been engaged in various retail real estate related opportunities including retail real estate management and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers. The Company may consider other investments through its TRSs should suitable opportunities arise. The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s TRSs. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

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

The Company evaluates the terms of the partnership units issued in accordance with the FASB’s Distinguishing Liabilities from Equity guidance. Convertible units for which the Company has the option to settle redemption amounts in cash or common stock are included in the caption Noncontrolling interests within the equity section on the Company’s Consolidated Balance Sheets. Units which embody a conditional obligation requiring the Company to redeem the units for cash after a specified or determinable date (or dates) or upon the occurrence of an event that is not solely within the control of the issuer are determined to be contingently redeemable under this guidance and are included as Redeemable noncontrolling interests and classified within the mezzanine section between Total liabilities and Stockholders’ equity on the Company’s Consolidated Balance Sheets.

Contingently redeemable noncontrolling interests are recorded at fair value upon issuance. Any change in the fair value or redemption value of these noncontrolling interests is subsequently recognized through Paid-in capital on the Company’s Consolidated Balance Sheets and is included in the Company’s computation of earnings per share (see Footnote 22 of the Notes to the Consolidated Financial Statements).

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share-based payments to employees be recognized in the Statements of Income over the service period based on their fair values. Fair value is determined, depending on the type of award, using either the Black-Scholes option pricing formula or the Monte Carlo method, both of which are intended to estimate the fair value of the awards at the grant date (see Footnote 20 of the Notes to Consolidated Financial Statements for additional disclosure on the assumptions and methodology).

Reclassifications

Certain amounts in the prior periods have been reclassified in order to conform to the current period’s presentation.  In conjunction with the adoption of Topic 842 discussed above, the Company reclassified for the years ended December 31, 2018 and 2017: (i) $246.4 million and $247.6 million of Reimbursement income, respectively, and (ii) $20.9 million and $23.6 million of Other rental property income, respectively, to Revenues from rental properties, net on the Company’s Consolidated Statements of Income.  The reclassification is solely for comparative purposes as the Company has not elected to adopt Topic 842 retrospectively.

New Accounting Pronouncements -

       The following table represents ASUs to the FASB’s ASCs that, as of December 31, 2019, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

In  May 2019, the FASB issued ASU 2019-05, which amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (i) were previously recorded at amortized cost and (ii) are within the scope of ASC 326-203 if the instruments are eligible for the fair value option under ASC 825-10.4. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. These amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the statement of financial position as of the date that an entity adopted the amendments in ASU 2016-13. Certain disclosures are required. The effective date will be the same as the effective date in ASU 2016-13.

		January 1, 2020; Early adoption permitted	The adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following ASUs to the FASB’s ASCs have been adopted by the Company as of the date listed:

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

			Effective upon issuance ( July 2019)	The eliminated or amended disclosures did not have a material impact to the Company’s Consolidated Financial Statements.

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

See Leases policy above for further details.

	(i)	Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers;
	(ii)	Presentation on the statement of cash flows for sales-type and direct financing leases; and
	(iii)	Transition disclosures related to Topic 250, Accounting Changes and Error Corrections.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.    Real Estate:

The Company’s components of Real estate, net consist of the following (in thousands):

	December 31,
	2019	2018
Land:
Developed land	$2,759,232	$2,783,959
Undeveloped land	28,923	38,732
Total land	2,788,155	2,822,691
Buildings and improvements:
Buildings	5,661,306	5,697,269
Building improvements	1,840,580	1,696,440
Tenant improvements	771,498	730,623
Fixtures and leasehold improvements	31,563	42,635
Above-market leases	128,854	133,913
In-place leases and tenant relationships	487,150	512,235
Total buildings and improvements	8,920,951	8,813,115
Real estate	11,709,106	11,635,806
Accumulated depreciation and amortization (1)	(2,500,053)	(2,385,287)
Total real estate, net	$9,209,053	$9,250,519

(1)	At December 31, 2019 and 2018, the Company had accumulated amortization relating to in-place leases, tenant relationships and above-market leases aggregating $485,040 and $466,576, respectively.

In addition, at December 31, 2019 and 2018, the Company had intangible liabilities relating to below-market leases from property acquisitions of $259.3 million and $288.4 million, respectively, net of accumulated amortization of $207.0 million and $196.4 million, respectively. These amounts are included in the caption Other liabilities on the Company’s Consolidated Balance Sheets.

The Company’s amortization associated with above-market and below-market leases for the years ended December 31, 2019, 2018 and 2017 resulted in net increases to revenue of $20.0 million, $14.9 million and $15.5 million, respectively. The Company’s amortization expense associated with in-place leases and tenant relationships, which is included in depreciation and amortization, for the years ended December 31, 2019, 2018 and 2017 was $33.1 million, $47.4 million and $62.7 million, respectively.

The estimated net amortization income/(expense) associated with the Company’s above-market and below-market leases, tenant relationships and in-place leases for the next five years are as follows (in millions):

	2020	2021	2022	2023	2024
Above-market and below-market leases amortization, net	$12.7	$12.5	$12.8	$11.8	$11.4
In-place leases and tenant relationships amortization	$(30.8)	$(23.4)	$(18.0)	$(13.7)	$(10.3)

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.    Property Acquisitions:

Acquisition/Consolidation of Operating Properties

During the year ended December 31, 2019, the Company acquired the following operating properties, in separate transactions, through direct asset purchases or consolidation due to change in control resulting from the purchase of additional interests of a joint venture investment  (in thousands):

	Month		Purchase Price
Property Name	Acquired/Location	Consolidated	Cash*	Debt	Other Consideration***	Total	GLA**
Bell Camino Out-parcel	Sun City, AZ	Jan-19	$5,678	$-	$-	$5,678	45
Gateway at Donner Pass Out-parcel	Truckee, CA	Jan-19	13,527	-	-	13,527	40
Rancho Penasquitos Out-parcel	San Diego, CA	Jan-19	12,064	-	-	12,064	40
Linwood Square (1)	Indianapolis, IN	Dec-19	1,957	5,389	4,543	11,889	165
			$33,226	$5,389	$4,543	$43,158	290

* The Company utilized an aggregate $36.1 million associated with Internal Revenue Code 26 U.S.C. §1031 sales proceeds.
** Gross leasable area ("GLA")

*** Includes the Company's previously held equity interest investment, net of noncontrolling interest of the remaining partners.

(1)

The Company acquired a partner's ownership interest in a property which was held in a joint venture in which the Company had a noncontrolling interest.  The Company now has a 69.5% controlling interest in this property and has deemed this entity to be a VIE for which the Company is the primary beneficiary and consolidates the asset.  The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and, as a result, recognized a gain on change in control of interests of $0.1 million resulting from the fair value adjustment associated with the Company’s previously held equity interest, which are included in the purchase price above in Other Consideration.

During the year ended December 31, 2018, the Company acquired two land parcels adjacent to existing shopping centers located in Ardmore, PA and Elmont, NY, in separate transactions, for an aggregate purchase price of $5.4 million.

Included in the Company’s Consolidated Statements of Income are $1.4 million, $0 million and $31.0 million in total revenues from the date of acquisition through December 31, 2019, 2018 and 2017, respectively, for operating properties acquired during each of the respective years.

Purchase Price Allocations

The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocations for properties acquired/consolidated during the year ended December 31, 2019, are as follows (in thousands):

	Allocation as of December 31, 2019	Weighted-Average Amortization Period (in Years)
Land	$11,852	n/a
Buildings	21,075	50.0
Building improvements	3,703	45.0
Tenant improvements	2,234	16.9
In-place leases	4,921	18.2
Above-market leases	203	9.0
Below-market leases	(765)	12.0
Total assets	850	n/a
Total liabilities	(915)	n/a
Net assets acquired/consolidated	$43,158

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.    Real Estate Under Development:

The Company's real estate under development projects and their related costs as of December 31, 2019 and 2018 are as follows (in thousands):

		December 31,
Property Name	Location	2019	2018
Dania Pointe (1)	Dania Beach, FL	$220,170	$152,111
Mill Station (2)	Owings Mills, MD	-	55,771
Promenade at Christiana (3)	New Castle, DE	-	33,502
Total*		$220,170	$241,384

* Includes capitalized costs of interest, real estate taxes, insurance, legal costs and payroll of $21.3 million and $24.9 million, as of December 31, 2019 and 2018, respectively.

(1)	During 2019, the Company sold a land parcel at this development project for a sales price of $32.5 million, which resulted in a gain of $4.3 million, which is included in Gain on sale of properties/change in control of interests on the Company’s Consolidated Statements of Income.
(2)

During 2019, this development project, aggregating $80.5 million (including capitalized costs of $9.2 million), was placed in service and primarily reclassified to Land and Building and improvements on the Company’s Consolidated Balance Sheets.

(3)

During 2019, the Company reclassified this project to Land and Building and improvements on the Company’s Consolidated Balance Sheets, as a result of the Company’s intention to discontinue development of this project and to market it for sale as is. The as is estimated fair value was below the carrying value and as such, the Company recorded an impairment charge of $11.5 million during the year ended December 31, 2019.

During 2019 and 2018, the Company capitalized (i) interest of $9.4 million and $13.9 million, respectively, (ii) real estate taxes, insurance and legal costs of $1.3 million and $2.6 million, respectively, and (iii) payroll of $1.2 million and $1.9 million, respectively, in connection with these projects while classified as real estate development projects.

5.    Dispositions of Real Estate:

Real Estate

The table below summarizes the Company’s disposition activity relating to operating properties and parcels, in separate transactions (dollars in millions):

	Year Ended December 31,
	2019 *	2018	2017
Aggregate sales price/gross fair value	$344.7	$1,164.3	$352.2
Gain on sale of operating properties/change in control of interests	$79.2	$229.8	$93.5
Number of operating properties sold/deconsolidated	20	54	25
Number of out-parcels sold	9	7	9

* Includes the land parcel sale at Dania Pointe, noted above in Footnote 4 of the Notes to Consolidated Financial Statements.

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

Land Sales

During 2018, the Company sold 10 land parcels, for an aggregate sales price of $9.7 million. These transactions resulted in an aggregate gain of $6.3 million, before income tax expense and noncontrolling interest for the year ended December 31, 2018. The gains from these transactions are recorded as other income, which is included in Other income, net on the Company’s Consolidated Statements of Income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6.    Impairments:

Management assesses on a continuous basis whether there are any indicators, including property operating performance, changes in anticipated holding period, general market conditions and delays of or change in plans for development, that the value of the Company’s assets (including any related amortizable intangible assets or liabilities) may be impaired. To the extent impairment has occurred, the carrying value of the asset would be adjusted to an amount to reflect the estimated fair value of the asset.

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

The Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions and/or the property hold period resulted in the Company recognizing impairment charges for the years ended December 31, 2019, 2018 and 2017 as follows (in millions):

	2019	2018	2017
Properties marketed for sale (1) (2)	$12.5	$59.5	$34.0
Properties disposed /deeded in lieu/foreclosed(3)	36.2	19.7	17.1
Properties held and used (4)	-	-	16.2
Total net impairment charges*	$48.7	$79.2	$67.3

* See Footnote 15 of the Notes to Consolidated Financial Statements for additional disclosure on fair value.

(1)

These impairment charges relate to adjustments to property carrying values for properties which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold periods for such properties.

(2)

During December 2018, the Company recognized an impairment charge of $41.0 million related to a development project located in Jacksonville, FL, which the Company no longer intends to develop. The Company is marketing the property as is for sale.

(3)	Amounts relate to dispositions/deeds in lieu/foreclosures during the respective years shown.
(4)	During 2017, the Company recognized an impairment charge of $16.2 million related to a property for which the Company had re-evaluated its long-term plan for the property due to unfavorable local market conditions.

In addition to the impairment charges above, the Company recognized impairment charges during 2019, 2018 and 2017 of $5.6 million, $6.9 million, and $4.8 million, respectively, relating to certain properties held by various unconsolidated joint ventures in which the Company holds noncontrolling interests. These impairment charges are included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income (see Footnote 7 of the Notes to Consolidated Financial Statements).

7.    Investment in and Advances toReal Estate Joint Ventures:

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at December 31, 2019 and 2018 (in millions, except number of properties):

		The Company's Investment
	Ownership	as of December 31,
Joint Venture	Interest	2019	2018
Prudential Investment Program (1) (2)	15.0%	$169.5	$175.2
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	175.0	167.2
Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	151.7	135.0
Other Joint Venture Programs (3)	Various	81.9	93.5
Total*		$578.1	$570.9

* Representing 98 property interests and 21.3 million square feet of GLA, as of December 31, 2019, and 109 property interests and 23.2 million square feet of GLA, as of December 31, 2018.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(1)	Represents four separate joint ventures, with four separate accounts managed by Prudential Global Investment Management. One of these ventures disposed of all its properties during 2019.
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

The table below presents the Company’s share of net income for these investments which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2019	2018	2017
Prudential Investment Program (1)	$10.4	$15.2	$13.0
KIR	50.3	38.7	36.7
CPP	5.8	5.1	7.2
Other Joint Venture Programs (2) (3) (4) (5)	5.7	12.6	3.9
Total	$72.2	$71.6	$60.8

(1)	During the year ended December 31, 2019, the Prudential Investment Program recognized an impairment charge on a property of $29.9 million, of which the Company’s share was $3.7 million.
(2)

During the year ended December 31, 2018, a joint venture investment distributed cash proceeds resulting from the refinancing of an existing loan of which the Company’s share was $3.6 million. This distribution was in excess of the Company’s carrying basis in this joint venture investment and to that extent was recognized as income.

(3)	During the year ended December 31, 2018, a joint venture recognized an impairment charge related to the pending foreclosure of a property, of which the Company’s share was $5.2 million.
(4)

During the year ended December 31, 2017, the Company recognized a cumulative foreign currency translation loss of $4.8 million due to the substantial liquidation of the Company’s investments in Canada during 2017.

(5)	During the year ended December 31, 2017, a joint venture recognized an impairment charge related to the pending sale of a property, of which the Company’s share was $3.4 million.

During 2019, certain of the Company’s real estate joint ventures disposed of nine operating properties, in separate transactions, for an aggregate sales price of $247.4 million. These transactions resulted in an aggregate net gain to the Company of $14.4 million, for the year ended December 31, 2019.

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

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2019 and 2018 (dollars in millions):

	December 31, 2019			December 31, 2018
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$538.1	3.46%	46.8	$572.6	4.29%	49.0
KIR	556.0	4.39%	28.4	651.4	4.43%	40.4
CPP	84.8	3.25%	42.0	84.4	3.85%	54.0
Other Joint Venture Programs	415.2	3.87%	80.9	474.2	4.26%	78.6
Total	$1,594.1			$1,782.6

* Average remaining term includes extensions

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

KIR –

The Company holds a 48.6% noncontrolling limited partnership interest in KIR and has a master management agreement whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties.

The Company’s equity in income from KIR for the year ended December 31, 2019 exceeded 10% of the Company’s income from continuing operations before income taxes; as such the Company is providing summarized financial information for KIR as follows (in millions):

	December 31,
	2019	2018
Assets:
Real estate, net	$788.7	$848.7
Other assets	83.6	98.5
Total Assets	$872.3	$947.2
Liabilities and Partners’/Members’ Capital:
Notes payable, net	$-	$73.0
Mortgages payable, net	556.0	578.5
Other liabilities	16.3	20.0
Members’ capital	300.0	275.7
Total Liabilities and Partners'/Members Capital	$872.3	$947.2

	Year Ended December 31,
	2019	2018	2017
Revenues	$193.6	$197.2	$198.9
Operating expenses	(51.0)	(53.3)	(55.5)
Depreciation and amortization	(38.0)	(42.2)	(39.4)
Gain on sale of operating properties	32.2	13.5	9.0
Interest expense	(28.2)	(33.3)	(35.3)
Other expense, net	(1.1)	(1.5)	(1.5)
Net income	$107.5	$80.4	$76.2

Summarized financial information for the Company’s investment in and advances to all other real estate joint ventures is as follows (in millions):

	December 31,
	2019	2018
Assets:
Real estate, net	$2,596.9	$2,725.4
Other assets	140.3	128.5
Total Assets	$2,737.2	$2,853.9
Liabilities and Partners’/Members’ Capital:
Notes payable, net	$199.8	$199.7
Mortgages payable, net	838.3	931.4
Other liabilities	59.5	42.4
Noncontrolling interests	17.7	16.8
Partners’/Members’ capital	1,621.9	1,663.6
Total Liabilities and Partners'/Members Capital	$2,737.2	$2,853.9

	Year Ended December 31,
	2019	2018	2017
Revenues	$317.6	$309.1	$317.1
Operating expenses	(99.4)	(92.8)	(95.1)
Impairment charges	(39.5)	(20.7)	(12.8)
Depreciation and amortization	(76.9)	(80.3)	(76.8)
Gain on sale of operating properties	15.0	46.8	17.0
Interest expense	(47.1)	(46.8)	(46.6)
Other (expense)/income, net	(14.2)	(2.9)	(1.5)
Net income	$55.5	$112.4	$101.3

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling $3.5 million and $2.5 million at December 31, 2019 and 2018, respectively. The Company has varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. Generally, such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE. As of December 31, 2019 and 2018, the Company’s carrying value in these investments was $578.1 million and $570.9 million, respectively.

8.    Other Real Estate Investments:

Preferred Equity Capital –

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of December 31, 2019, the Company’s net investment under the Preferred Equity program was $175.3 million relating to 240 properties, including 230 net leased properties which are accounted for as direct financing leases. For the year ended December 31, 2019, the Company earned $25.8 million from its preferred equity investments, including net profit participation of $7.3 million. As of December 31, 2018, the Company’s net investment under the Preferred Equity program was $176.3 million relating to 285 properties, including 273 net leased properties which are accounted for as direct financing leases. For the year ended December 31, 2018, the Company earned $28.8 million from its preferred equity investments, including profit participation of $10.6 million.

As of December 31, 2019, these preferred equity investment properties had non-recourse mortgage loans aggregating $236.1 million (including fair market value of debt adjustments aggregating $9.3 million). These loans have scheduled maturities ranging from seven months to five years and bear interest at rates ranging from 4.19% to 10.47%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2019	2018
Assets:
Real estate, net	$91.6	$110.4
Other assets	484.6	578.8
Total Assets	$576.2	$689.2
Liabilities and Partners’/Members’ Capital:
Mortgages payable, net	$236.1	$314.0
Other liabilities	2.6	3.0
Partners’/Members’ capital	337.5	372.2
Total Liabilities and Partners'/Members Capital	$576.2	$689.2

	Year Ended December 31,
	2019	2018	2017
Revenues	$66.6	$77.0	$75.4
Operating expenses	(16.0)	(15.5)	(14.7)
Depreciation and amortization	(3.2)	(4.3)	(4.6)
Gain on sale of operating properties	13.6	1.9	4.3
Interest expense	(11.9)	(16.9)	(20.4)
Other expense, net	(7.9)	(8.2)	(5.9)
Net income	$41.2	$34.0	$34.1

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

9.    Variable Interest Entities (“VIE”):

Included within the Company’s operating properties at December 31, 2019 and 2018, are 22 and 23 consolidated entities that are VIEs, respectively for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At December 31, 2019, total assets of these VIEs were $0.9 billion and total liabilities were $70.9 million. At December 31, 2018, total assets of these VIEs were $1.1 billion and total liabilities were $75.2 million.

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

Additionally, included within the Company’s real estate development projects at December 31, 2019 and 2018, one consolidated entity that is a VIE, for which the Company is the primary beneficiary. This entity has been established to develop a real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership and management of this property. This entity was deemed a VIE primarily because the equity investment at risk were not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest. At December 31, 2019, total assets of this real estate development VIE were $346.9 million and total liabilities were $82.5 million. At December 31, 2018, total assets of this real estate development VIE were $275.6 million and total liabilities were $68.0 million.

Substantially all the projected remaining development costs to be funded for this real estate development project, aggregating $40.0 million, will be funded with capital contributions from the Company, when contractually obligated. The Company has not provided financial support to this VIE that it was not previously contractually required to provide.

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

	December 31, 2019	December 31, 2018

Number of unencumbered VIEs	19	20
Number of encumbered VIEs	4	4
Total number of consolidated VIEs	23	24

Restricted Assets:
Real estate, net	$228.9	$229.2
Cash and cash equivalents	9.2	4.4
Accounts and notes receivable, net	3.8	2.1
Other assets	3.6	3.3
Total Restricted Assets	$245.5	$239.0

VIE Liabilities:
Mortgages and construction loan payable, net	$104.5	$83.8
Other liabilities	48.9	59.4
Total VIE Liabilities	$153.4	$143.2

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

10.  Leases

The Company adopted Topic 842, on January 1, 2019, and as a result, recorded a ROU asset of $106.0 million and a corresponding lease liability of $98.7 million (see Footnote 1 to the Company’s Consolidated Financial Statements for further discussion on the adoption of Topic 842). As the lessee, the Company currently leases real estate space under noncancelable operating lease agreements for ground leases and administrative office leases. The Company’s leases have remaining lease terms ranging from less than one year to 52 years, some of which include options to extend the terms for up to an additional 75 years. The Company does not include any of its renewal options in its lease terms for calculating its lease liability as the renewal options allow the Company to maintain operational flexibility, and the Company is not reasonably certain it will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for the Company’s operating leases was 21.1 years at December 31, 2019. The Company’s operating lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease by lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applied adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets. The weighted-average discount rate was 6.65% at December 31, 2019.

The components of the Company’s lease expense, which are included in rent expense and general and administrative expense on the Company’s Consolidated Statements of Income, were as follows (in thousands):

As of December 31, 2019
Lease cost:
Operating lease cost	$12,630
Variable lease cost	2,038
Total lease cost	$14,668

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheets (in thousands):

Year Ending December 31,
2020	$10,715
2021	10,499
2022	9,906
2023	9,918
2024	9,016
Thereafter	128,589
Total minimum lease payments	$178,643

Less imputed interest	(85,932)
Total operating lease liabilities	$92,711

       The future minimum lease payments to be paid by the Company under noncancelable operating leases as of December 31, 2018, as reported in the 2018 Annual Report on Form 10-K for the year ended December 31, 2018, are as follows (in thousands):

Year Ending December 31,
2019	$12,206
2020	9,901
2021	9,716
2022	9,236
2023	8,936
Thereafter	115,788
Total minimum lease payments	$165,783

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11.  Other Assets:

Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2019, see Financial Statement Schedule IV included in this annual report on Form 10-K.

The following table reconciles mortgage loans and other financing receivables from January 1, 2017 to December 31, 2019 (in thousands):

	2019	2018	2017
Balance at January 1,	$14,448	$21,838	$23,197
Additions:
New mortgage loans	3,750	14,825	-
Additions under existing mortgage loans	48	-	-
Foreign currency translation	-	116	385
Amortization of loan discounts	33	125	112
Deductions:
Loan repayments	(10,136)	(21,012)	-
Charge off/foreign currency translation	-	(155)	(449)
Collections of principal	(313)	(1,287)	(1,405)
Amortization of loan costs	(1)	(2)	(2)
Balance at December 31,	$7,829	$14,448	$21,838

The Company reviews payment status to identify performing versus non-performing loans. As of December 31, 2019, the Company had a total of seven loans, all of which were identified as performing loans.

Albertsons –

The Company owns 9.48% of the common stock of Albertsons Companies, Inc. ("ACI"), one of the largest food and drug retailers in the United States and accounts for this investment on the cost method. The Company's net investment in ACI is $140.2 million and is included in Other assets on the Company's Consolidated Balance Sheets. As of December 31,2019, there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of this cost method investment.

Held-for-Sale -

At December 31, 2018, the Company had two consolidated properties classified as held-for-sale at an aggregate carrying amount of $17.2 million, net of accumulated depreciation of $5.5 million, which are included in Other assets on the Company’s Consolidated Balance Sheets.  The Company’s determination of the fair value of the properties was based upon executed contracts of sale with third parties, which are in excess of the carrying values of the properties. There were no properties held-for-sale at December 31, 2019.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

12.  Notes Payable:

As of December 31, 2019 and 2018 the Company’s Notes payable, net consisted of the following (dollars in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,						Maturity Date at
	2019	2018	2019			2018			December 31, 2019
Senior unsecured notes	$4,684.9	$4,334.9	2.70%	-	4.45%	2.70%	-	6.88%	May-2021– Oct 2049
Credit facility	200.0	100.0	(a)			(a)			Mar-2021
Deferred financing costs, net	(53.1)	(53.4)	n/a			n/a			n/a
	$4,831.8	$4,381.5	3.46%*			3.48%*

* Weighted-average interest rate

(a)	Accrues interest at a rate of LIBOR plus 0.875% (2.64% and 3.31% at December 31, 2019 and 2018, respectively).

During the year ended December 31, 2019, the Company issued the following senior unsecured notes (dollars in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Aug-19	Oct-49	$350.0	3.70%

During the year ended December 31, 2018, the Company repaid the following notes (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Senior unsecured notes (1)	Aug-18	$300.0	6.875%	Oct-19
Senior unsecured notes (2)	Jun-18 & Jul-18	$15.1	3.200%	May-21

(1)	The Company recorded an early extinguishment of debt charge of $12.8 million resulting from the early repayment of these notes.
(2)	Represents partial repayments. As of December 31, 2018, these notes had an outstanding balance of $484.9 million.

The scheduled maturities of all notes payable excluding unamortized debt issuance costs of $53.1 million, as of December 31, 2019, were as follows (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total
Principal payments	$-	$684.9	$500.0	$350.0	$400.0	$2,950.0	$4,884.9

The Company’s supplemental indentures governing its Senior Unsecured Notes contain covenants whereby the Company is subject to maintaining (a) certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, (b) certain debt service ratios and (c) certain asset to debt ratios. In addition, the Company is restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations. The Company was in compliance with all of the covenants as of December 31, 2019.

Interest on the Company’s fixed-rate Senior Unsecured Notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

Credit Facility

The Company has a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which is scheduled to expire in March 2021, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2022. This Credit Facility, which accrues interest at a rate of LIBOR plus 87.5 basis points (2.64% as of December 31, 2019), can be increased to $2.75 billion through an accordion feature. In addition, the Credit Facility includes a $500.0 million sub-limit which provides the Company the opportunity to borrow in alternative currencies including Canadian Dollars, British Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. The Company was in compliance with all of the covenants as of December 31, 2019.   As of December 31, 2019, the Credit Facility had a balance of $200.0 million outstanding and $0.3 million appropriated for letters of credit.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

13.  Mortgages and Construction Loan Payable:

Mortgages, collateralized by certain shopping center properties (see Financial Statement Schedule III included in this annual report on Form 10-K), are generally due in monthly installments of principal and/or interest.

In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one development property. This loan commitment was scheduled to mature in August 2020, with six additional six-month options to extend the maturity date to August 2023, bore interest at a rate of LIBOR plus 180 basis points (3.56% as of December 31, 2019), interest was paid monthly with a principal payment due at maturity. As of December 31, 2019, the construction loan had a balance of $67.0 million outstanding.  Subsequent to December 31, 2019, this construction loan was fully repaid.

As of December 31, 2019 and 2018, the Company’s Mortgages and construction loan payable, net consisted of the following (in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,						Maturity Date at
	2019	2018	2019			2018			December 31, 2019
Mortgages payable	$410.6	$430.8	3.23%	-	7.23%	3.23%	-	9.75%	May-2020 – Apr-2028
Construction loan payable	67.0	51.0	3.56%			4.23%			Aug-2020
Fair value debt adjustments, net	7.9	13.1	n/a			n/a			n/a
Deferred financing costs, net	(1.5)	(2.5)	n/a			n/a			n/a
	$484.0	$492.4	4.97%*			4.89%*

* Weighted-average interest rate

During 2019, the Company repaid $6.6 million of mortgage debt that encumbered three operating properties. Additionally, during 2019, the Company disposed of an encumbered property through a deed in lieu transaction. This transaction resulted in a net decrease in mortgage debt of $7.0 million (including a fair market value adjustment of $0.1 million) and a gain on forgiveness of debt of $2.8 million, which is included in Other income, net in the Company’s Consolidated Statements of Income.

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

The scheduled principal payments (excluding any extension options available to the Company) of all mortgages and construction loans payable, excluding unamortized fair value debt adjustments of $7.9 million and unamortized debt issuance costs of $1.5 million, as of December 31, 2019, were as follows (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total
Principal payments	$169.3	$144.8	$144.5	$15.1	$1.7	$2.2	$477.6

14.  Noncontrolling Interests/Redeemable Noncontrolling Interests:

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or having determined that the Company was the primary beneficiary of a VIE in accordance with the provisions of the FASB’s Consolidation guidance.  The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Consolidated Statements of Income.  During the year ended December 31, 2019, there were various acquisitions and dispositions/liquidations of entities that had an impact on noncontrolling interest. See Footnote 3 of the Notes to Consolidated Financial Statements for additional information regarding specific transactions.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

       Noncontrolling interests

The Company owns seven shopping center properties located throughout Puerto Rico. These properties were acquired partially through the issuance of $158.6 million of non-convertible units and $45.8 million of convertible units. Noncontrolling interests related to these acquisitions totaled $233.0 million of units, including premiums of $13.5 million and a fair market value adjustment of $15.1 million (collectively, the "Units"). Since the acquisition date the Company has redeemed a substantial portion of these units. As of December 31, 2019 and 2018, noncontrolling interests relating to the remaining units were $5.2 million. The Units related annual cash distribution rates and related conversion features consisted of the following as of December 31, 2019:

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

The Company owns a shopping center located in Bay Shore, NY, which was acquired in 2006 with the issuance of 647,758 redeemable Class B Units at a par value of $37.24 per unit. The units accrue a return equal to the Company’s common stock dividend and are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock at a ratio of 1:1. These units are callable by the Company any time after April 3, 2026, and are included in Noncontrolling interests on the Company’s Consolidated Balance Sheets. During 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed and at the Company’s option settled in cash. In addition, during 2019 and 2018, 188,951 and 25,970 units, or $8.0 million and $1.1 million book value, respectively, of the Class B Units were redeemed and at the Company’s option settled in cash for $4.0 million and $0.5 million, respectively. The redemption value of these units is calculated using the 30 day weighted average closing price of the Company's common stock prior to redemption. As of December 31, 2019 and 2018, noncontrolling interest relating to the remaining Class B Units was $16.2 million and $24.3 million, respectively.

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

       Redeemable noncontrolling interests

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Balance at January 1,	$23,682	$16,143
Income	358	373
Distributions	(345)	(355)
Redemption of redeemable units (1)	(5,752)	-
Adjustment to estimated redemption value (2)	-	7,521
Balance at December 31,	$17,943	$23,682

(1)	During 2019, the Company redeemed all 5,223,313 Class A Units for a total redemption price of $5.8 million.
(2)

During the year ended December 31, 2018, the Company recorded an adjustment of $7.5 million to the estimated redemption fair market value of this noncontrolling interest in accordance with the provisions of the joint venture agreement and ASC 480 – Accounting for Redeemable Equity Instruments.  The Company assesses the fair market value of this noncontrolling interest on a recurring basis and determined that its valuation was classified within Level 3 of the fair value hierarchy.  The estimated fair market value of this noncontrolling interest was based upon a discounted cash flow model, for which a capitalization rate of 5.00% and discount rate of 6.00% were utilized in the model based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.  No adjustment to fair value was required during the year ended December 31, 2019.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,
	2019		2018
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes payable, net (1)	$4,831,759	$4,983,763	$4,381,456	$4,126,450
Mortgages and construction loan payable, net (2)	$484,008	$486,042	$492,416	$486,341

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its Credit Facility was classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2 as of December 31, 2019 and 2018, were $4.8 billion and $4.0 billion, respectively. The estimated fair value amounts classified as Level 3 as of December 31, 2019 and 2018, were $199.9 million and $97.6 million, respectively.

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

The tables below present the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at December 31, 2019	Level 1	Level 2	Level 3
Assets:
Marketable equity securities (1)	$9,353	$9,353	$-	$-

	Balance at December 31, 2018	Level 1	Level 2	Level 3
Assets:
Marketable equity securities (1)	$9,045	$9,045	$-	$-

(1)	Included in Other Assets on the Company's Consolidated Balance Sheets.

Assets measured at fair value on a non-recurring basis at December 31, 2019 and 2018 are as follows (in thousands):

	Balance at December 31, 2019	Level 1	Level 2	Level 3

Real estate	$39,510	$-	$-	$39,510
Other real estate investments	$32,974	$-	$-	$32,974

	Balance at December 31, 2018	Level 1	Level 2	Level 3

Real estate	$99,693	$-	$-	$99,693
Investments in real estate joint ventures (1)	$62,429	$-	$-	$62,429

(1)	Fair value measurement as of date of deconsolidation. See Footnotes 5 and 7 to the Notes to the Consolidated Financial Statements.

During the year ended December 31, 2019, the Company recognized impairment charges related to adjustments to property carrying values of $48.7 million. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers. For the discounted cash flow model, the capitalization rate was 10.50% and the discount rate was 11.50% which were utilized in the model based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the investment. Based on these inputs, the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

16.  Preferred Stock, Common Stock and Convertible Unit Transactions:

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share data and par values):

As of December 31, 2019
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	9,000	$225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		19,580	$489,500

As of December 31, 2018
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class I	18,400	7,000	$175,000	6.000%	$1.50000	$1.00	3/20/2017
Class J	9,000	9,000	225,000	5.500%	$1.37500	$1.00	7/25/2017
Class K	8,050	7,000	175,000	5.625%	$1.40625	$1.00	12/7/2017
Class L	10,350	9,000	225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M (1)	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		42,580	$1,064,500

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

The following Preferred Stock classes were redeemed during the year ended December 31, 2019:

Class of Preferred Stock	Redemption Date	Depositary Shares Redeemed	Redemption Price per Depositary Share	Redemption Amount (in millions)	Redemption Charges (in millions) (1)
Class J	12/31/2019	9,000,000	$25.00	$225.0	$7.1
Class I	9/14/2019	7,000,000	$25.00	$175.0	$5.5
Class K	9/14/2019	7,000,000	$25.00	$175.0	$5.9

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

Voting Rights - The Class L and M Preferred Stock rank pari passu as to voting rights, priority for receiving dividends and liquidation preference as set forth below.

As to any matter on which the Class L or M Preferred Stock may vote, including any actions by written consent, each share of the Class L or M Preferred Stock shall be entitled to 1,000 votes, each of which 1,000 votes may be directed separately by the holder thereof. With respect to each share of Class L or M Preferred Stock, the holder thereof may designate up to 1,000 proxies, with each such proxy having the right to vote a whole number of votes (totaling 1,000 votes per share of Class L or M Preferred Stock). As a result, each Class L or M Depositary Share is entitled to one vote.

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the affairs of the Company, preferred stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of  $25,000 per share of Class L Preferred Stock and $25,000 per share of Class M Preferred Stock ($25.00 per each Class L and Class M Depositary Share), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other capital stock that ranks junior to the preferred stock as to liquidation rights.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Common Stock

During September 2019, the Company established an ATM program, pursuant to which the Company may offer and sell from time to time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. During the year ended December 31, 2019, the Company issued 9,514,544 shares and received proceeds of $200.1 million, net of commissions and fees of $1.8 million. As of December 31, 2019, the Company had $298.1 million available under this ATM program.

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is effective for a term of two years, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the year ended December 31, 2019.  During the year ended December 31, 2018, the Company repurchased 5,100,000 shares for an aggregate purchase price of $75.1 million (weighted average price of $14.72 per share). As of December 31, 2019, the Company had $224.9 million available under this share repurchase program. During February 2020, the Company’s Board of Directors approved an extension of this existing share repurchase program for a term of two years, which will expire in February 2022.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common stock relating to the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During 2019, 2018 and 2017, the Company repurchased 223,609 shares, 278,566 shares and 232,304 shares, respectively, relating to shares of common stock surrendered to the Company to satisfy statutory minimum tax withholding obligations relating to the vesting of restricted stock awards under the Company’s equity-based compensation plans.

Convertible Units

The Company has various types of convertible units that were issued in connection with the purchase of operating properties (see Footnote 14 of the Notes to Consolidated Financial Statements). The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2019, is $13.3 million. The Company has the option to settle such redemption in cash or shares of the Company’s common stock. If the Company exercised its right to settle in common stock, the unit holders would receive 0.6 million shares of common stock.

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Year Ended December 31,
	2019	2018	2017
Common Stock	$1.12000	$1.12000	$1.09000
Class I Depositary Shares	$0.99583	$1.50000	$1.50000
Class I Depositary Shares Redeemed	$-	$-	$0.96250
Class J Depositary Shares	$1.37500	$1.37500	$1.37500
Class K Depositary Shares	$0.93359	$1.40625	$1.40625
Class L Depositary Shares	$1.28125	$1.28125	$0.48047
Class M Depositary Shares	$1.31250	$1.31250	$0.04010

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

17.  Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Acquisition of real estate interests by assumption of mortgage debt	$-	$-	$45,299
Acquisition of real estate interests through proceeds held in escrow	$36,076	$-	$162,396
Proceeds deposited in escrow through sale of real estate interests	$5,106	$41,949	$162,396
Disposition of real estate interests through the issuance of mortgage receivable	$3,750	$14,700	$-
Disposition of real estate interests by a deed in lieu/foreclosure of debt	$3,892	$7,444	$-
Forgiveness of debt due to a deed in lieu/foreclosure	$6,905	$12,415	$-
Capital expenditures accrual	$65,900	$60,611	$74,123
Surrender of restricted common stock	$4,030	$4,360	$5,699
Declaration of dividends paid in succeeding period	$126,274	$130,262	$128,892
Change in noncontrolling interest due to liquidation of partnership	$-	$-	$64,948
Increase in redeemable noncontrolling interests’ carrying amount	$-	$7,521	$-
Deemed contribution from noncontrolling interest	$-	$-	$10,000
Consolidation of Joint Ventures:
Increase in real estate and other assets, net	$7,884	$-	$325,981
Increase in mortgages payable, other liabilities and noncontrolling interests	$7,747	$-	$258,626
Deconsolidation of Joint Ventures:
Decrease in real estate and other assets	$-	$300,299	$-
Increase in investments in and advances to real estate joint ventures	$-	$62,429	$-
Decrease in mortgages and construction loan payable, other liabilities and noncontrolling interests	$-	$248,274	$-

18.  Transactions with Related Parties:

The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. Substantially all of the Management and other fee income on the Company’s Consolidated Statements of Income constitute fees earned from affiliated entities. Reference is made to Footnotes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding transactions with related parties.

Ripco

Ripco Real Estate Corp. (“Ripco”) business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohl’s and many others, providing real estate brokerage services and principal real estate investing. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Milton Cooper, Executive Chairman of the Board of Directors of the Company. During 2019, 2018 and 2017, the Company paid brokerage commissions of $0.4 million, $0.2 million and $0.4 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company.

ProHEALTH

ProHEALTH is a multi-specialty physician group practice offering one-stop health care. Dr. David Cooper, M.D. and Dr. Clifford Cooper, M.D. were minority owners of ProHEALTH and are sons of Milton Cooper, Executive Chairman of the Board of Directors of the Company. As of December 31, 2019, Dr. David Cooper, M.D. and Dr. Clifford Cooper, M.D. no longer have an affiliation with ProHEALTH.  David Cooper is the father of Ross Cooper, President and Chief Investment Officer of the Company.  ProHEALTH and/or its affiliates (“ProHEALTH”) have leasing arrangements with the Company whereby two consolidated property locations are currently under lease.  Total contractual annual base rent received by the Company from these ProHEALTH leasing arrangements was $0.4 million for each of the years ended December 31, 2018 and 2017.

19.  Commitments and Contingencies:

Operations

The Company is primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2109. The Company, in turn, leases premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels and percentage rents comprised 98% of total revenues from rental properties for each of the three years ended December 31, 2019, 2018 and 2017.

The minimum revenues expected to be received by the Company from rental properties under the terms of all non-cancelable tenant leases for future years, assuming no new or renegotiated leases are executed for such premises, are as follows (in millions):

	2020	2021	2022	2023	2024	Thereafter
Minimum revenues	$827.4	$773.6	$680.9	$582.0	$485.4	$2,658.1

Base rental revenues from rental properties are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis for the years ended December 31, 2019, 2018 and 2017 was $17.2 million, $13.6 million and $15.7 million, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees for loans encumbering certain of the Company’s development and redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2019, these letters of credit aggregated $40.8 million.

Other

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2019, there were $17.6 million in performance and surety bonds outstanding.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company as of December 31, 2019.

20.  Incentive Plans:

The Company accounts for equity awards in accordance with FASB’s Compensation – Stock Compensation guidance which requires that all share-based payments to employees, including grants of employee stock options, restricted stock and performance shares, be recognized in the Statements of Income over the service period based on their fair values. Fair value is determined, depending on the type of award, using either the Monte Carlo method for performance shares or the Black-Scholes option pricing formula, both of which are intended to estimate the fair value of the awards at the grant date. Fair value of restricted shares is based on the price on the date of grant.

The Company recognized expense associated with its equity awards of $20.2 million, $18.2 million and $21.6 million, for the years ended December 31, 2019, 2018 and 2017, respectively.  As of December 31, 2019, the Company had $33.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the 2010 Plan.  That cost is expected to be recognized over a weighted-average period of 2.8 years. At December 31, 2019, the Company had 1.1 million shares of common stock available for issuance under the Plans, net of shares delivered in settlement in accordance with the 2010 Plan.

Stock Options

During 2019, 2018 and 2017, the Company did not grant any stock options. Information with respect to stock options outstanding under the Plan for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2017	6,013,729	$32.09	$12.1
Exercised	(83,863)	$18.20	$3.4
Forfeited	(2,464,920)	$35.91
Options outstanding, December 31, 2017	3,464,946	$27.81	$-
Exercised	(42,259)	$14.00	$0.1
Forfeited	(1,781,321)	$36.53
Options outstanding, December 31, 2018	1,641,366	$18.78	$0.4
Exercised	(268,856)	$14.43	$1.1
Forfeited	(74,574)	$20.24
Options outstanding, December 31, 2019	1,297,936	$19.60	$2.0
Options exercisable (fully vested) -
December 31, 2017	3,464,946	$27.81	$4.0
December 31, 2018	1,641,366	$18.78	$0.4
December 31, 2019	1,297,936	$19.60	$2.0

The exercise price per share for options outstanding as of December 31, 2019 ranges from $13.05 to $24.12. The Company estimates forfeitures based on historical data. As of December 31, 2019, all of the Company’s outstanding options were vested. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2019 was 2.1 years. Cash received from options exercised under the Plan was $3.9 million, $0.6 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Restricted Stock

Information with respect to restricted stock under the Plan for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Restricted stock outstanding as of January 1,	2,104,914	1,777,429	1,930,732
Granted (1)	884,170	1,100,590	646,142
Vested	(603,148)	(751,201)	(783,872)
Forfeited	(18,093)	(21,904)	(15,573)
Restricted stock outstanding as of December 31,	2,367,843	2,104,914	1,777,429

(1)	The weighted-average grant date fair value for restricted stock issued during the years ended December 31, 2019, 2018 and 2017 were $18.03, $14.72 and $25.04, respectively.

Restricted shares have the same voting rights as the Company’s common stock and are entitled to a cash dividend per share equal to the Company’s common dividend which is taxable as ordinary income to the holder. For the years ended December 31, 2019, 2018 and 2017, the dividends paid on unvested restricted shares were $3.0 million, $2.8 million, and $2.4 million, respectively.

Performance Shares

Information with respect to performance share awards under the Plan for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Performance share awards outstanding as of January 1,	433,230	235,950	197,249
Granted (1)	407,080	297,450	135,780
Vested (2)	(135,780)	(100,170)	(97,079)
Performance share awards outstanding as of December 31,	704,530	433,230	235,950

(1)	The weighted-average grant date fair value for performance shares issued during the years ended December 31, 2019, 2018 and 2017 were $22.00, $15.40 and $23.35, respectively.
(2)	For the years ended December 31, 2019, 2018 and 2017, the corresponding common stock equivalent of these vested awards were 104,551, 0 and 0 shares, respectively.

The more significant assumptions underlying the determination of fair values for these performance awards granted during 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Stock price	$17.81	$14.99	$24.91
Dividend yield (1)	0%	0%	0%
Risk-free rate	2.52%	2.39%	1.45%
Volatility (2)	24.55%	22.90%	18.93%
Term of the award (years)	2.88	2.85	2.88

(1)	Total Shareholder Returns, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)	Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other

The Company maintains a 401(k)-retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation, is fully vested and funded as of December 31, 2019. The Company’s contributions to the plan were $2.2 million, $2.2 million and $2.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company recognized severance costs associated with employee terminations during the years ended December 31, 2019, 2018 and 2017, of $2.6 million, $3.8 million and $5.5 million, respectively.

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

Reconciliation between GAAP Net Income and Federal Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
	(Estimated)	(Actual)	(Actual)
GAAP net income attributable to the Company	$410,605	$497,795	$426,075
GAAP net loss/(income) attributable to TRSs	1,117	(2,436)	(12,406)
GAAP net income from REIT operations (1)	411,722	495,359	413,669
Net book depreciation in excess of tax depreciation	56,094	46,754	122,043
Capitalized leasing/legal commissions	-	(15,268)	(7,102)
Deferred/prepaid/above-market and below-market rents, net	(33,518)	(23,466)	(29,364)
Fair market value debt amortization	(4,412)	(5,268)	(8,495)
Book/tax differences from executive compensation (2)	6,026	5,460	2,396
Book/tax differences from non-qualified stock options	(1,121)	(112)	(172)
Book/tax differences from investments in and advances to real estate joint ventures	(606)	26,263	(24,992)
Book/tax differences from sale of properties	18,692	(13,612)	(86,629)
Book adjustment to property carrying values and marketable equity securities	31,980	59,866	51,309
Taxable currency exchange gains/(losses), net	(33)	929	(780)
Tangible property regulation deduction	-	(40,361)	(52,809)
GAAP gain on change in control of joint venture interests	(137)	(6,800)	(71,160)
Dividends from TRSs	3,331	526	1,226
Other book/tax differences, net	(3,166)	775	2,056
Adjusted REIT taxable income	$484,852	$527,045	$311,196

Certain amounts in the prior periods have been reclassified to conform to the current year presentation, in the table above.

(1)	All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to noncontrolling interests and TRSs.
(2)

In accordance with the Tax Cuts and Jobs Act, effective for tax years beginning on January 1, 2018, Section 162(m) of the Code a $1.0 million limit per executive was placed on the amount a company can deduct for executive compensation for each of their CEO, CFO and the other three most highly paid executives.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Characterization of Distributions

The following characterizes distributions paid for tax purposes for the years ended December 31, 2019, 2018 and 2017, (amounts in thousands):

	2019		2018		2017
Preferred I Dividends
Ordinary income	$7,389	77%	$5,565	53%	$21,636	96%
Capital gain	2,207	23%	4,935	47%	902	4%
	$9,596	100%	$10,500	100%	$22,538	100%
Preferred J Dividends
Ordinary income	$11,541	77%	$6,559	53%	$11,880	96%
Capital gain	3,447	23%	5,816	47%	495	4%
	$14,988	100%	$12,375	100%	$12,375	100%
Preferred K Dividends
Ordinary income	$6,927	77%	$5,217	53%	$9,450	96%
Capital gain	2,069	23%	4,627	47%	394	4%
	$8,996	100%	$9,844	100%	$9,844	100%
Preferred L Dividends
Ordinary income	$8,879	77%	$6,111	53%	$1,814	96%
Capital gain	2,652	23%	5,420	47%	76	4%
	$11,531	100%	$11,531	100%	$1,890	100%
Preferred M Dividends
Ordinary income	$10,692	77%	$6,031	53%	$-	-
Capital gain	3,194	23%	5,348	47%	-	-
	$13,886	100%	$11,379	100%	$-	-
Common Dividends
Ordinary income	$328,726	70%	$235,642	50%	$260,573	57%
Capital gain	98,618	21%	212,077	45%	9,143	2%
Return of capital	42,265	9%	23,564	5%	187,430	41%
	$469,609	100%	$471,283	100%	$457,146	100%
Total dividends distributed for tax purposes	$528,606		$526,912		$503,793

For the years ended December 31, 2019, 2018 and 2017 cash dividends paid for tax purposes were equivalent to, or in excess of, the dividends paid deduction.

Taxable REIT Subsidiaries and Taxable Entities

The Company is subject to federal, state and local income taxes on income reported through its TRS activities, which include wholly owned subsidiaries of the Company. The Company’s TRSs include Kimco Realty Services II, Inc. (“KRS”), FNC Realty Corporation, Kimco Insurance Company (collectively “KRS Consolidated”) and the consolidated entity, Blue Ridge Real Estate Company/Big Boulder Corporation.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company is also subject to local non-U.S. taxes on certain investments located outside the U.S.  In general, under local country law applicable to the entity ownership structures the Company has in place and applicable tax treaties, the repatriation of cash to the Company from its subsidiaries and joint ventures in Canada, Puerto Rico and Mexico generally is not subject to withholding tax. The Company is subject to and includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are primarily held by the Company at the REIT level and not in the Company’s TRSs. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities.

The Company’s pre-tax book income/(loss) and (provision)/benefit for income taxes relating to the Company’s TRSs and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2019, 2018 and 2017, are summarized as follows (in thousands):

	2019	2018	2017
(Loss)/income before income taxes – U.S.	$(1,682)	$4,331	$1,487
Benefit/(provision) for income taxes, net:
Federal:
Current	3,362	(1,221)	(704)
Deferred	(349)	(1,198)	(632)
Federal tax benefit/(provision)	3,013	(2,419)	(1,336)
State and local:
Current	(26)	(43)	(66)
Deferred	(19)	(414)	(190)
State tax provision	(45)	(457)	(256)
Total tax benefit/(provision) – U.S.	2,968	(2,876)	(1,592)
Net income/(loss) from U.S. TRSs	$1,286	$1,455	$(105)

(Loss)/income before taxes – Non-U.S.	$(599)	$2,384	$(11,483)
(Provision)/benefit for Non-U.S. income taxes:
Current	$(69)	$1,634	$2,425
Deferred	418	(358)	47
Non-U.S. tax benefit	$349	$1,276	$2,472

Provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

	2019	2018	2017
Federal benefit/(provision) at statutory tax rate* (1) (3)	$3,010	$(2,490)	$(520)
State and local provision, net of federal benefit (2)	(42)	(386)	(1,072)
Total tax benefit/(provision) – U.S.	$2,968	$(2,876)	$(1,592)

* Federal statutory tax rate of 21% for the years ended December 31, 2019 and 2018 and federal statutory tax rate of 35% for the year ended December 31, 2017.

(1)	The year ended December 31, 2018 includes a charge of $1.6 million related to the recording of a deferred tax valuation allowance.
(2)	The year ended December 31, 2018 includes a charge of $0.3 million related to the recording of a deferred tax valuation allowance.
(3)	The year ended December 31, 2019 includes a tax benefit from AMT Credit refunds of $3.7 million and $1.1 million related to the recording of a deferred tax valuation allowance.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Deferred Tax Assets, Liabilities and Valuation Allowances

The Company’s deferred tax assets and liabilities at December 31, 2019 and 2018, were as follows (in thousands):

	2019	2018
Deferred tax assets:
Tax/GAAP basis differences	$29,618	$28,865
Net operating losses (1)	20,917	20,947
Tax credit carryforwards (2)	2,340	6,064
Capital loss carryforwards	2,270	2,270
Related party deferred losses	619	619
Charitable contribution carryforwards	23	23
Valuation allowance	(42,703)	(45,413)
Total deferred tax assets	13,084	13,375
Deferred tax liabilities	(12,844)	(12,768)
Net deferred tax assets	$240	$607

(1)	Expiration dates ranging from 2021 to 2032.
(2)

Expiration dates ranging from 2027 to 2035 and tax year 2018 includes alternative minimum tax credit carryovers of $3.5 million that did not expire. The alternative minimum tax credits were recognized in 2019.

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

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities on the Company's Consolidated Balance Sheets at December 31, 2019 and 2018. Operating losses and the valuation allowance are related primarily to the Company’s consolidation of its TRSs for accounting and reporting purposes.

Under GAAP a reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the evidence available, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. Effective August 1, 2016, the Company merged Kimco Realty Services, Inc. (“KRSI”), a TRS holding REIT qualifying real estate, into a wholly owned LLC (the “Merger”) and KRSI was dissolved. As a result of the Merger, the Company determined that the realization of its then net deferred tax assets was not deemed more likely than not and as such, the Company recorded a full valuation allowance against these net deferred tax assets that existed at the time of the Merger.

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

Uncertain Tax Positions

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico. The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities. The Company is currently under audit by the Canadian Revenue Agency and Mexican Tax Authority. The resolution of these audits are not expected to have a material effect on the Company’s financial statements. The Company does not believe that the total amount of unrecognized tax benefits as of December 31, 2019, will significantly increase or decrease within the next 12 months.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The liability for uncertain tax benefits principally consists of estimated foreign tax liabilities in years for which the statute of limitations is open. Open years range from 2010 through 2018 and vary by jurisdiction and issue. The aggregate changes in the balance of unrecognized tax benefits, associated with the Company’s previously held interests in Canada, for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Balance at January 1,	$2,806	$3,991
Changes in tax positions related to current year (1)	16	(250)
Reductions due to lapsed statute of limitations	(434)	(935)
Balance at December 31,	$2,388	$2,806

(1)	Amounts relate to increases/(decreases) from foreign currency translation adjustments.

During August 2016, the Mexican Tax Authority issued tax assessments against 35 entities, including certain joint ventures, of the Company that had previously held interests in operating properties in Mexico. These assessments relate to certain income tax, interest expense and withholding tax items subject to the United States-Mexico Income Tax Convention (the “Treaty”). The assessments were for the 2010 tax year with four of the 35 entities also assessed for the years 2007 and/or 2008. The assessments include amounts for taxes aggregating $33.7 million, interest aggregating $16.5 million and penalties aggregating $11.4 million. The Company’s aggregate share of these amounts is $52.6 million. The Company filed appeals in the Mexican Tax Court in September 2018 challenging these assessments, as it believes that it has operated in accordance with the Treaty provisions and has therefore concluded that no amounts are payable with respect to this matter. The U.S.  Competent Authority (Department of Treasury), responsible for administering U.S. tax treaties, indicates agreement with this position and has represented the Company regarding this matter with the Mexican Competent Authority. During April 2019, all the appeals were argued at a hearing in the Superior Chamber of the Tax Court. During November and December 2019, the Mexican Tax Court issued its ruling on 25 of the 35 total assessments which found that $17.9 million ($14.7 million representing the Company’s share) of the total assessment was improperly assessed, but ruled in favor of the Mexican Tax Authority with respect to the balance of the assessments. Regarding the portion of the ruling in favor of the Mexican Tax Authority, the Company believes it has operated in accordance with the Treaty provisions and has therefore not changed its position on this matter. The Company has filed appeals for the rulings it has received. The remaining 10 rulings, not yet received, are expected to be consistent with the current rulings and the Company intends to appeal these when received. The Company intends to continue to vigorously defend its position and believes it will prevail, however this outcome cannot be assured.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

22.  Earnings Per Share:

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	For the Year Ended December 31,
	2019	2018	2017
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$339,988	$439,604	$372,461
Change in estimated redemption value of redeemable noncontrolling interests	-	(7,521)	-
Earnings attributable to participating securities	(2,599)	(2,375)	(2,132)
Net income available to the Company’s common shareholders for basic earnings per share	337,389	429,708	370,329
Distributions on convertible units	30	99	-
Net income available to the Company’s common shareholders for diluted earnings per share	$337,419	$429,807	$370,329

Weighted average common shares outstanding – basic	420,370	420,641	423,614
Effect of dilutive securities (1):
Equity awards	1,365	628	405
Assumed conversion of convertible units	64	110	-
Weighted average common shares outstanding – diluted	421,799	421,379	424,019

Net income available to the Company's common shareholders:
Basic earnings per share	$0.80	$1.02	$0.87
Diluted earnings per share	$0.80	$1.02	$0.87

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 0.5 million, 1.3 million and 3.1 million stock options that were not dilutive as of December 31, 2019, 2018 and 2017, respectively.

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

23.  Supplemental Financial Information (Unaudited):

The following represents the quarterly results of operations, expressed in thousands except per share amounts, for the years ended December 31, 2019 and 2018:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$295,010	$284,873	$282,871	$296,130
Net income attributable to the Company	$116,169	$101,027	$83,990	$109,419
Net income per common share:
Basic	$0.24	$0.20	$0.14	$0.22
Diluted	$0.24	$0.20	$0.14	$0.22

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$304,078	$293,403	$283,080	$284,201
Net income attributable to the Company	$144,090	$165,386	$100,158	$88,161
Net income per common share:
Basic	$0.30	$0.36	$0.19	$0.17
Diluted	$0.30	$0.36	$0.19	$0.17

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

24.  Captive Insurance Company:

In October 2007, the Company formed a wholly owned captive insurance company, KIC, which provides general liability insurance coverage for all losses below the deductible under the Company’s third-party liability insurance policy. The Company created KIC as part of its overall risk management program and to stabilize its insurance costs, manage exposure and recoup expenses through the functions of the captive program. The Company capitalized KIC in accordance with the applicable regulatory requirements. KIC established annual premiums based on projections derived from the past loss experience of the Company’s properties. KIC has engaged an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to KIC may be adjusted based on this estimate. Like premiums paid to third-party insurance companies, premiums paid to KIC may be reimbursed by tenants pursuant to specific lease terms.

KIC assumes occurrence basis general liability coverage (not including casualty loss or business interruption) for the Company and its affiliates under the terms of a reinsurance agreement entered into by KIC and the reinsurance provider.

From October 1, 2007 through October 1, 2020, KIC assumes 100% of the first $250,000 per occurrence risk layer. This coverage is subject to annual aggregates ranging between $7.8 million and $11.1 million per policy year. The annual aggregate is adjustable based on the amount of audited square footage of the insureds’ locations and can be adjusted for subsequent program years. Defense costs erode the stated policy limits. KIC is required to pay the reinsurance provider for unallocated loss adjustment expenses an amount ranging between 8.0% and 12.2% of incurred losses for the policy periods ending September 30, 2008 through September 30, 2020. These amounts do not erode the Company’s per occurrence or aggregate limits.

As of December 31, 2019 and 2018, the Company maintained a letter of credit in the amount of $21.5 million and $23.0 million, respectively, issued in favor of the reinsurance provider to provide security for the Company’s obligations under its agreement with the reinsurance provider. The letter of credit maintained as of December 31, 2019, has an expiration date of February 15, 2020, with automatic renewals for one year.

Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2019 and 2018, is summarized as follows (in thousands):

	2019	2018
Balance at the beginning of the year	$16,130	$18,965
Incurred related to:
Current year	5,331	5,236
Prior years	(1,948)	(2,653)
Total incurred	3,383	2,583
Paid related to:
Current year	(256)	(683)
Prior years	(3,593)	(4,735)
Total paid	(3,849)	(5,418)
Balance at the end of the year	$15,664	$16,130

For the years ended December 31, 2019 and 2018, the changes in estimates in insured events in the prior years, incurred losses and loss adjustment expenses resulted in a decrease of $1.9 million and $2.7 million, respectively, which was primarily due to continued regular favorable loss development on the general liability coverage assumed.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2019, 2018 and 2017

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2019
Allowance for deferred tax asset	$45,413	$-	$(2,710)	$-	$42,703

Year Ended December 31, 2018
Allowance for uncollectable accounts (1)	$17,066	$9,254	$-	$(5,882)	$20,438
Allowance for deferred tax asset	$54,155	$-	$(8,742)	$-	$45,413

Year Ended December 31, 2017
Allowance for uncollectable accounts (1)	$24,175	$6,641	$-	$(13,750)	$17,066
Allowance for deferred tax asset	$95,126	$-	$(40,971)	$-	$54,155

(1)	Includes allowances on accounts receivable and straight-line rents.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019

		INITIAL COST		COST
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	CAPITALIZED SUBSEQUENT TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES (2)	DATE OF ACQUISITION(A) CONSTRUCTION(C)
SHOPPING CENTERS
MESA RIVERVIEW	AZ	15,000,000	-	143,355,726	307,992	158,047,734	158,355,726	64,312,335	94,043,391	-	2005(C)
METRO SQUARE	AZ	4,101,017	16,410,632	2,302,017	4,101,017	18,712,649	22,813,666	9,876,683	12,936,983	-	1998(A)
PLAZA DEL SOL	AZ	5,324,501	21,269,943	1,600,778	4,577,869	23,617,353	28,195,222	9,771,579	18,423,643	-	1998(A)
PLAZA AT MOUNTAINSIDE	AZ	2,450,341	9,802,046	2,451,010	2,450,341	12,253,056	14,703,397	6,977,925	7,725,472	-	1997(A)
VILLAGE CROSSROADS	AZ	5,662,554	24,981,223	1,265,298	5,662,554	26,246,521	31,909,075	6,323,449	25,585,626	-	2011(A)
NORTH VALLEY	AZ	6,861,564	18,200,901	6,082,402	3,861,272	27,283,595	31,144,867	5,595,396	25,549,471	-	2011(A)
CHRISTOWN SPECTRUM	AZ	33,831,348	91,004,070	18,373,348	76,638,511	66,570,255	143,208,766	14,743,804	128,464,962	-	2015(A)
BELL CAMINO CENTER	AZ	2,427,465	6,439,065	689,471	2,427,465	7,128,536	9,556,001	2,215,168	7,340,833	-	2012(A)
BELL CAMINO-SAFEWAY PARCEL	AZ	1,104,233	4,574,035	-	1,104,233	4,574,035	5,678,268	133,306	5,544,962	-	2019(A)
COLLEGE PARK SHOPPING CENTER	AZ	3,276,951	7,741,323	1,275,173	3,276,951	9,016,496	12,293,447	2,862,725	9,430,722	-	2011(A)
COSTCO PLAZA - 541	CA	4,995,639	19,982,557	569,752	4,995,639	20,552,309	25,547,948	11,562,681	13,985,267	-	1998(A)
BROOKHURST CENTER	CA	10,492,714	31,357,512	3,524,807	22,299,852	23,075,181	45,375,033	3,894,609	41,480,424	-	2016(A)
LAKEWOOD PLAZA	CA	1,294,176	3,669,266	(3,445,611)	-	1,517,831	1,517,831	727,962	789,869	-	2014(A)
MADISON PLAZA	CA	5,874,396	23,476,190	2,511,994	5,874,396	25,988,184	31,862,580	13,026,896	18,835,684	-	1998(A)
CORONA HILLS PLAZA	CA	13,360,965	53,373,453	10,875,821	13,360,965	64,249,274	77,610,239	36,069,787	41,540,452	-	1998(A)
280 METRO CENTER	CA	38,734,566	94,903,403	267,577	38,734,566	95,170,980	133,905,546	13,194,581	120,710,965	-	2015(A)
LABAND VILLAGE SHOPPING CENTER	CA	5,600,000	13,289,347	(858,589)	5,607,237	12,423,521	18,030,758	6,418,166	11,612,592	-	2008(A)
CUPERTINO VILLAGE	CA	19,886,099	46,534,919	26,582,719	19,886,099	73,117,638	93,003,737	22,253,195	70,750,542	-	2006(A)
NORTH COUNTY PLAZA	CA	10,205,305	28,934,219	(490,889)	20,894,811	17,753,824	38,648,635	4,168,260	34,480,375	-	2014(A)
CHICO CROSSROADS	CA	9,975,810	30,534,524	(5,581,834)	9,985,652	24,942,848	34,928,500	10,428,979	24,499,521	-	2008(A)
CREEKSIDE CENTER	CA	3,870,823	11,562,580	179,527	5,154,061	10,458,869	15,612,930	1,455,396	14,157,534	-	2016(A)
LA MIRADA THEATRE CENTER	CA	8,816,741	35,25 9,965	(689,279)	6,888,680	36,498,747	43,387,427	18,514,444	24,872,983	-	1998(A)
KENNETH HAHN PLAZA	CA	4,114,863	7,660,855	(1,796,476)	-	9,979,242	9,979,242	3,563,777	6,415,465	-	2010(A)
LA VERNE TOWN CENTER	CA	8,414,328	23,856,418	12,183,413	16,362,169	28,091,990	44,454,159	5,248,265	39,205,894	-	2014(A)
LINCOLN HILLS TOWN CENTER	CA	8,228,587	26,127,322	477,068	8,228,587	26,604,390	34,832,977	4,928,028	29,904,949	-	2015(A)
NOVATO FAIR S.C.	CA	9,259,778	15,599,790	1,179,252	9,259,778	16,779,042	26,038,820	6,806,338	19,232,482	-	2009(A)
SOUTH NAPA MARKET PLACE	CA	1,100,000	22,159,086	20,969,254	23,119,071	21,109,269	44,228,340	12,816,370	31,411,970	-	2006(A)
PLAZA DI NORTHRIDGE	CA	12,900,000	40,574,842	1,285,181	12,900,000	41,860,023	54,760,023	15,380,373	39,379,650	-	2005(A)
LINDA MAR SHOPPING CENTER	CA	16,548,592	37,521,194	4,065,640	16,548,592	41,586,834	58,135,426	9,090,842	49,044,584	-	2014(A)
POWAY CITY CENTRE	CA	5,854,585	13,792,470	9,133,189	7,247,814	21,532,430	28,780,244	9,484,235	19,296,009	-	2005(A)
REDWOOD CITY PLAZA	CA	2,552,000	6,215,168	5,942,958	2,552,000	12,158,126	14,710,126	2,223,780	12,486,346	-	2009(A)
STANFORD RANCH	CA	10,583,764	30,007,231	2,825,590	9,982,626	33,433,959	43,416,585	5,229,353	38,187,232	13,021,617	2014(A)
CROCKER RANCH	CA	7,526,146	24,877,611	104,542	7,526,146	24,982,153	32,508,299	3,987,122	28,521,177	8,766,823	2015(A)
HOME DEPOT PLAZA	CA	4,592,364	18,345,257	17,200	4,592,364	18,362,457	22,954,821	10,315,399	12,639,422	-	1998(A)
SANTEE TROLLEY SQUARE	CA	40,208,683	62,963,757	411,257	40,208,683	63,375,014	103,583,697	17,986,945	85,596,752	-	2015(A)
SAN DIEGO CARMEL MOUNTAIN	CA	5,322,600	8,873,991	244,224	5,322,600	9,118,215	14,440,815	2,681,379	11,759,436	-	2009(A)
FULTON MARKET PLACE	CA	2,966,018	6,920,710	16,282,569	6,279,753	19,889,544	26,169,297	4,441,853	21,727,444	-	2005(A)
BLACK MOUNTAIN VILLAGE	CA	4,678,015	11,913,344	964,215	4,678,015	12,877,559	17,555,574	5,059,703	12,495,871	-	2007(A)
RANCHO PENASQUITOS TOWNE CTR I	CA	14,851,595	20,342,165	728,359	14,851,595	21,070,524	35,922,119	3,463,773	32,458,346	12,842,710	2015(A)
RANCHO PENASQUITOS-VONS PROP.	CA	2,917,963	9,145,905	-	2,917,963	9,145,905	12,063,868	248,246	11,815,622	-	2019(A)
RANCHO PENASQUITOS TWN CTR II	CA	12,944,972	20,323,961	728,718	12,944,972	21,052,679	33,997,651	3,472,979	30,524,672	9,855,105	2015(A)
CITY HEIGHTS	CA	10,687,472	28,324,896	(676,206)	13,908,563	24,427,599	38,336,162	4,541,708	33,794,454	-	2012(A)
TRUCKEE CROSSROADS	CA	2,140,000	28,324,896	(18,556,146)	2,140,000	9,768,750	11,908,750	5,931,012	5,977,738	1,492,324	2006(A)
GATEWAY AT DONNER PASS	CA	4,515,688	8,318,667	14,132,153	8,759,279	18,207,229	26,966,508	1,926,037	25,040,471	-	2015(A)
WESTLAKE SHOPPING CENTER	CA	16,174,307	64,818,562	103,332,384	16,174,307	168,150,946	184,325,253	61,003,852	123,321,401	-	2002(A)
LAKEWOOD VILLAGE	CA	8,597,100	24,374,615	(870,415)	11,683,364	20,417,936	32,101,300	4,854,875	27,246,425	-	2014(A)
WHITTWOOD TOWN CENTER	CA	57,135,695	105,814,560	2,249,451	57,138,906	108,060,800	165,199,706	12,185,715	153,013,991	43,665,459	2017(A)
VILLAGE ON THE PARK	CO	2,194,463	8,885,987	16,704,873	3,018,391	24,766,932	27,785,323	6,314,280	21,471,043	-	1998(A)
QUINCY PLACE S.C.	CO	1,148,317	4,608,249	2,568,067	1,148,317	7,176,316	8,324,633	3,734,528	4,590,105	-	1998(A)
EAST BANK S.C.	CO	1,500,568	6,180,103	4,613,710	1,500,568	10,793,813	12,294,381	4,180,188	8,114,193	-	1998(A)
NORTHRIDGE SHOPPING CENTER	CO	4,932,690	16,496,175	2,107,365	8,934,385	14,601,845	23,536,230	2,950,869	20,585,361	-	2013(A)
DENVER WEST 38TH STREET	CO	161,167	646,983	412,472	161,167	1,059,455	1,220,622	363,563	857,059	-	1998(A)
ENGLEWOOD PLAZA	CO	805,837	3,232,650	897,656	805,837	4,130,306	4,936,143	2,219,070	2,717,073	-	1998(A)
GREELEY COMMONS	CO	3,313,095	20,069,559	1,525,944	3,313,095	21,595,503	24,908,598	4,986,795	19,921,803	-	2012(A)
HIGHLANDS RANCH VILLAGE S.C.	CO	8,135,427	21,579,936	457,168	5,337,081	24,835,450	30,172,531	5,073,713	25,098,818	-	2011(A)
VILLAGE CENTER WEST	CO	2,010,519	8,361,084	729,196	2,010,519	9,090,280	11,100,799	1,826,199	9,274,600	-	2011(A)
HIGHLANDS RANCH II	CO	3,514,837	11,755,916	822,188	3,514,837	12,578,104	16,092,941	3,304,340	12,788,601	-	2013(A)
VILLAGE CENTER - HIGHLAND RANCH	CO	1,140,000	2,660,000	283,724	1,140,000	2,943,724	4,083,724	396,713	3,687,011	-	2014(A)
HERITAGE WEST S.C.	CO	1,526,576	6,124,074	2,309,547	1,526,576	8,433,621	9,960,197	4,093,180	5,867,017	-	1998(A)
MARKET AT SOUTHPARK	CO	9,782,769	20,779,522	3,115,099	9,782,769	23,894,621	33,677,390	5,308,497	28,368,893	-	2011(A)
NEWTOWN S.C.	CT	-	15,635,442	419,521	-	16,054,963	16,054,963	2,516,815	13,538,148	7,366,380	2014(A)
WEST FARM SHOPPING CENTER	CT	5,805,969	23,348,024	18,702,013	7,585,116	40,270,890	47,856,006	17,447,864	30,408,142	-	1998(A)
HAMDEN MART	CT	13,668,167	40,890,166	5,769,128	14,225,573	46,101,888	60,327,461	7,544,067	52,783,394	19,666,094	2016(A)
HOME DEPOT PLAZA	CT	7,704,968	30,797,640	3,627,240	7,704,968	34,424,880	42,129,848	17,116,263	25,013,585	-	1998(A)
WILTON RIVER PARK SHOPPING CTR	CT	7,154,585	27,509,279	236,837	7,154,584	27,746,117	34,900,701	5,598,301	29,302,400	-	2012(A)
BRIGHT HORIZONS	CT	1,211,748	4,610,610	82,937	1,211,748	4,693,547	5,905,295	1,154,633	4,750,662	-	2012(A)
WILTON CAMPUS	CT	10,168,872	31,893,016	2,642,528	10,168,872	34,535,544	44,704,416	9,258,360	35,446,056	-	2013(A)
CAMDEN SQUARE	DE	122,741	66,738	4,680,370	3,024,375	1,845,474	4,869,849	232,710	4,637,139	-	2003(A)
PROMENADE AT CHRISTIANA	DE	14,371,686	-	8,497,354	9,600,000	13,269,040	22,869,040	91,925	22,777,115	-	2014(C)
BRANDYWINE COMMONS	DE	-	36,057,487	(936,597)	-	35,120,890	35,120,890	6,318,402	28,802,488	-	2014(A)
CAMINO SQUARE	FL	573,875	2,295,501	3,654,326	733,875	5,789,827	6,523,702	3,872,616	2,651,086	-	1992(A)
CORAL SQUARE PROMENADE	FL	710,000	2,842,907	4,125,500	710,000	6,968,407	7,678,407	4,231,686	3,446,721	-	1994(A)
MAPLEWOOD PLAZA	FL	1,649,000	6,626,301	1,668,185	1,649,000	8,294,486	9,943,486	4,367,202	5,576,284	-	1997(A)
CURLEW CROSSING SHOPPING CTR	FL	5,315,955	12,529,467	2,745,007	5,315,955	15,274,474	20,590,429	6,660,355	13,930,074	-	2005(A)
SHOPS AT SANTA BARBARA PHASE 1	FL	743,463	5,373,994	220,269	743,463	5,594,263	6,337,726	927,828	5,409,898	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 2	FL	331,692	2,488,832	-	331,692	2,488,832	2,820,524	476,559	2,343,965	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 3	FL	329,726	2,358,700	61,618	329,726	2,420,318	2,750,044	406,125	2,343,919	-	2015(A)
CORAL POINTE S.C.	FL	2,411,608	20,507,735	609,267	2,411,608	21,117,002	23,528,610	3,507,027	20,021,583	-	2015(A)
DANIA POINTE	FL	105,113,024	-	31,366,749	26,093,655	110,386,118	136,479,773	2,197,976	134,281,797	66,616,007	2016(C)
DANIA POINTE - PHASE II (3)	FL	-	-	220,170,209	220,170,209	-	220,170,209	-	220,170,209	-	2018(C)
FT.LAUDERDALE/CYPRESS CREEK	FL	14,258,760	28,042,390	3,348,067	14,258,760	31,390,457	45,649,217	10,756,266	34,892,951	-	2009(A)
HOMESTEAD-WACHTEL LAND LEASE	FL	150,000	-	-	150,000	-	150,000	-	150,000	-	2013(A)
OAKWOOD PLAZA NORTH	FL	35,300,961	141,731,019	(247,550)	35,300,961	141,483,469	176,784,430	18,280,715	158,503,715	-	2016(A)
OAKWOOD PLAZA SOUTH	FL	11,126,609	40,592,103	(66,541)	11,126,609	40,525,562	51,652,171	5,587,292	46,064,879	-	2016(A)
OAKWOOD BUSINESS CTR-BLDG 1	FL	6,792,500	18,662,565	3,041,822	6,792,500	21,704,387	28,496,887	7,048,519	21,448,368	-	2009(A)
KIMCO AVENUES WALK, LLC	FL	26,984,546	-	(16,224,546)	10,760,000	-	10,760,000	-	10,760,000	-	2005(C)
AVENUES WALK	FL	8,169,933	20,173,468	(22,001,328)	1,724,923	4,617,150	6,342,073	695,547	5,646,526	-	2017(A)
RIVERPLACE SHOPPING CTR.	FL	7,503,282	31,011,027	1,749,978	7,200,050	33,064,237	40,264,287	10,699,610	29,564,677	-	2010(A)
MERCHANTS WALK	FL	2,580,816	10,366,090	7,229,782	2,580,816	17,595,872	20,176,688	9,916,015	10,260,673	-	2001(A)
CENTER AT MISSOURI AVENUE	FL	293,686	792,119	7,099,628	293,686	7,891,747	8,185,433	2,071,410	6,114,023	-	1968(C)
TRI-CITY PLAZA	FL	2,832,296	11,329,185	21,442,891	2,832,296	32,772,076	35,604,372	5,532,131	30,072,241	-	1992(A)
FT LAUDERDALE #1, FL	FL	1,002,733	2,602,415	15,896,939	1,774,443	17,727,644	19,502,087	10,597,404	8,904,683	-	1974(C)
NASA PLAZA	FL	-	1,754,000	3,628,604	-	5,382,604	5,382,604	4,033,444	1,349,160	-	1968(C)
GROVE GATE S.C.	FL	365,893	1,049,172	792,700	365,893	1,841,872	2,207,765	1,612,685	595,080	-	1968(C)
CHEVRON OUTPARCEL	FL	530,570	1,253,410	-	530,570	1,253,410	1,783,980	399,973	1,384,007	-	2010(A)
IVES DAIRY CROSSING	FL	732,914	4,080,460	11,481,385	720,852	15,573,907	16,294,759	10,101,875	6,192,884	-	1985(A)
MILLER ROAD S.C.	FL	1,138,082	4,552,327	4,653,437	1,138,082	9,205,764	10,343,846	6,117,126	4,226,720	-	1986(A)
KENDALE LAKES PLAZA	FL	18,491,461	28,496,001	(1,055,271)	15,362,227	30,569,964	45,932,191	8,641,957	37,290,234	-	2009(A)
MILLER WEST PLAZA	FL	6,725,660	10,661,419	262,552	6,725,660	10,923,971	17,649,631	1,881,268	15,768,363	-	2015(A)
CORSICA SQUARE S.C.	FL	7,225,100	10,757,386	229,242	7,225,100	10,986,628	18,211,728	1,918,131	16,293,597	-	2015(A)
FLAGLER PARK	FL	26,162,980	80,737,041	5,890,698	26,725,480	86,065,239	112,790,719	26,385,431	86,405,288	-	2007(A)
PARK HILL PLAZA	FL	10,763,612	19,264,248	575,278	10,763,612	19,839,526	30,603,138	5,078,780	25,524,358	-	2011(A)
WINN DIXIE-MIAMI	FL	2,989,640	9,410,360	(49,372)	3,544,297	8,806,331	12,350,628	1,336,013	11,014,615	-	2013(A)
MARATHON SHOPPING CENTER	FL	2,412,929	8,069,450	1,668,751	1,514,731	10,636,399	12,151,130	2,077,857	10,073,273	-	2013(A)
SODO S.C.	FL	-	68,139,271	8,716,773	142,195	76,713,849	76,856,044	23,323,001	53,533,043	-	2008(A)
RENAISSANCE CENTER	FL	9,104,379	36,540,873	16,566,544	9,122,758	53,089,038	62,211,796	22,188,576	40,023,220	-	1998(A)
MILLENIA PLAZA PHASE II	FL	7,711,000	20,702,992	3,978,678	7,698,200	24,694,470	32,392,670	9,237,336	23,155,334	-	2009(A)
RIVERSIDE LANDINGS S.C.	FL	3,512,202	14,439,668	261,172	3,512,202	14,700,840	18,213,042	2,466,991	15,746,051	-	2015(A)
GRAND OAKS VILLAGE	FL	7,409,319	19,653,869	(524,484)	5,846,339	20,692,365	26,538,704	4,787,099	21,751,605	-	2011(A)
PLANTATION CROSSING	FL	2,782,030	8,077,260	3,880,495	2,782,030	11,957,755	14,739,785	1,169,770	13,570,015	-	2017(A)
POMPANO POINTE S.C.	FL	10,516,500	14,355,836	530,900	10,516,500	14,886,736	25,403,236	1,555,793	23,847,443	-	2012(A)
UNIVERSITY TOWN CENTER	FL	5,515,265	13,041,400	536,347	5,515,265	13,577,747	19,093,012	3,651,349	15,441,663	-	2011(A)
OAK TREE PLAZA	FL	-	917,360	2,363,288	-	3,280,648	3,280,648	2,466,662	813,986	-	1968(C)
TUTTLEBEE PLAZA	FL	254,961	828,465	1,894,395	254,961	2,722,860	2,977,821	2,005,443	972,378	-	2008(A)
SOUTH MIAMI S.C.	FL	1,280,440	5,133,825	3,700,918	1,280,440	8,834,743	10,115,183	5,024,803	5,090,380	-	1995(A)
CARROLLWOOD COMMONS	FL	5,220,445	16,884,228	3,582,050	5,220,445	20,466,278	25,686,723	10,679,896	15,006,827	-	1997(A)
VILLAGE COMMONS SHOPPING CENTER	FL	2,192,331	8,774,158	5,402,331	2,192,331	14,176,489	16,368,820	6,664,538	9,704,282	-	1998(A)
MISSION BELL SHOPPING CENTER	FL	5,056,426	11,843,119	8,691,774	5,067,033	20,524,286	25,591,319	7,720,542	17,870,777	-	2004(A)
VILLAGE COMMONS S.C.	FL	2,026,423	5,106,476	2,055,527	2,026,423	7,162,003	9,188,426	1,761,345	7,427,081	-	2013(A)
BELMART PLAZA	FL	1,656,097	3,394,420	5,696,706	1,656,097	9,091,126	10,747,223	1,182,873	9,564,350	-	2014(A)
MARKET AT HAYNES BRIDGE	GA	4,880,659	21,549,424	1,217,935	4,889,863	22,758,155	27,648,018	8,152,912	19,495,106	-	2008(A)
EMBRY VILLAGE	GA	18,147,054	33,009,514	2,530,958	18,160,525	35,527,001	53,687,526	23,478,491	30,209,035	-	2008(A)
PERIMETER EXPO PROPERTY	GA	14,770,275	44,295,457	2,531,961	16,142,152	45,455,541	61,597,693	5,833,798	55,763,895	-	2016(A)
RIVERWALK MARKETPLACE	GA	3,512,202	18,862,571	50,327	3,512,202	18,912,898	22,425,100	2,404,623	20,020,477	-	2015(A)
LAWRENCEVILLE MARKET	GA	8,878,266	29,691,191	351,863	9,060,436	29,860,884	38,921,320	6,907,281	32,014,039	-	2013(A)
BRAELINN VILLAGE	GA	7,314,719	20,738,792	(903,523)	3,731,347	23,418,641	27,149,988	3,931,754	23,218,234	-	2014(A)
SAVANNAH CENTER	GA	2,052,270	8,232,978	4,972,212	2,052,270	13,205,190	15,257,460	7,627,683	7,629,777	-	1993(A)
CHATHAM PLAZA	GA	13,390,238	35,115,882	1,469,797	13,403,262	36,572,655	49,975,917	13,919,506	36,056,411	-	2008(A)
CLIVE PLAZA	IA	500,525	2,002,101	-	500,525	2,002,101	2,502,626	1,227,784	1,274,842	-	1996(A)
PLAZA DEL PRADO	IL	10,203,960	28,409,786	1,856,215	10,203,960	30,266,001	40,469,961	4,466,628	36,003,333	-	2017(A)
SKOKIE POINTE	IL	-	2,276,360	9,564,305	2,628,440	9,212,225	11,840,665	4,416,043	7,424,622	-	1997(A)
HAWTHORN HILLS SQUARE	IL	6,783,928	33,033,624	3,243,517	6,783,928	36,277,141	43,061,069	9,571,068	33,490,001	-	2012(A)
LINWOOD SQUARE	IN	3,411,037	8,686,773	43,397	3,411,037	8,730,170	12,141,207	45,531	12,095,676	5,366,055	2019(A)
GREENWOOD S.C.	IN	423,371	1,883,421	20,567,821	1,640,748	21,233,865	22,874,613	3,727,289	19,147,324	-	1970(C)
ABINGTON PLAZA	MA	10,457,183	494,652	-	10,457,183	494,652	10,951,835	190,036	10,761,799	3,845,668	2014(A)
WASHINGTON ST.PLAZA	MA	11,007,593	5,652,368	9,648,118	12,957,593	13,350,486	26,308,079	2,690,296	23,617,783	5,352,958	2014(A)
MEMORIAL PLAZA	MA	16,411,388	27,553,908	966,332	16,411,388	28,520,240	44,931,628	4,481,485	40,450,143	14,761,027	2014(A)
MAIN ST. PLAZA	MA	555,898	2,139,494	-	555,898	2,139,494	2,695,392	457,676	2,237,716	1,216,922	2014(A)
MORRISSEY PLAZA	MA	4,097,251	3,751,068	(856,076)	4,097,251	2,894,992	6,992,243	326,811	6,665,432	2,788,169	2014(A)
GLENDALE SQUARE	MA	4,698,891	7,141,090	276,270	4,698,891	7,417,360	12,116,251	1,533,969	10,582,282	5,111,077	2014(A)
FALMOUTH PLAZA	MA	2,361,071	13,065,817	1,303,452	2,361,071	14,369,269	16,730,340	2,534,330	14,196,010	7,192,333	2014(A)
WAVERLY PLAZA	MA	1,215,005	3,622,911	312,795	1,203,205	3,947,506	5,150,711	841,633	4,309,078	2,051,134	2014(A)
FESTIVAL OF HYANNIS S.C.	MA	15,038,197	40,682,853	2,115,022	15,038,197	42,797,875	57,836,072	9,012,213	48,823,859	-	2014(A)
FELLSWAY PLAZA	MA	5,300,388	11,013,543	764,656	5,300,388	11,778,199	17,078,587	1,745,026	15,333,561	6,102,064	2014(A)
NORTH QUINCY PLAZA	MA	6,332,542	17,954,110	(601,375)	3,894,436	19,790,841	23,685,277	3,222,927	20,462,350	-	2014(A)
ADAMS PLAZA	MA	2,089,363	3,226,648	20,048	2,089,363	3,246,696	5,336,059	623,192	4,712,867	1,693,163	2014(A)
BROADWAY PLAZA	MA	6,485,065	343,422	-	6,485,065	343,422	6,828,487	143,268	6,685,219	2,598,411	2014(A)
VINNIN SQUARE PLAZA	MA	5,545,425	16,324,060	30,357	5,545,425	16,354,417	21,899,842	3,856,485	18,043,357	8,118,542	2014(A)
PARADISE PLAZA	MA	4,183,038	12,194,885	1,637,923	4,183,038	13,832,808	18,015,846	2,974,790	15,041,056	7,845,921	2014(A)
BELMONT PLAZA	MA	11,104,983	848,844	-	11,104,983	848,844	11,953,827	238,518	11,715,309	4,635,484	2014(A)
VINNIN SQUARE IN-LINE	MA	582,228	2,094,560	(38,716)	582,228	2,055,844	2,638,072	325,114	2,312,958	-	2014(A)
LINDEN PLAZA	MA	4,628,215	3,535,431	578,353	4,628,215	4,113,784	8,741,999	1,173,955	7,568,044	3,192,283	2014(A)
NORTH AVE. PLAZA	MA	1,163,875	1,194,673	23,933	1,163,875	1,218,606	2,382,481	318,197	2,064,284	812,286	2014(A)
WASHINGTON ST. S.C.	MA	7,380,918	9,987,119	2,057,448	7,380,918	12,044,567	19,425,485	1,985,891	17,439,594	5,563,436	2014(A)
MILL ST. PLAZA	MA	4,195,024	6,203,410	554,628	4,195,024	6,758,038	10,953,062	1,362,547	9,590,515	3,637,862	2014(A)
FULLERTON PLAZA	MD	14,237,901	6,743,980	8,192,823	14,237,901	14,936,803	29,174,704	1,864,141	27,310,563	-	2014(A)
GREENBRIER S.C.	MD	8,891,468	30,304,760	329,475	8,891,468	30,634,235	39,525,703	5,077,149	34,448,554	-	2014(A)
INGLESIDE S.C.	MD	10,416,726	17,889,235	302,317	10,416,726	18,191,552	28,608,278	3,610,361	24,997,917	-	2014(A)
WILKENS BELTWAY PLAZA	MD	9,948,235	22,125,942	1,495,965	9,948,235	23,621,907	33,570,142	3,820,091	29,750,051	-	2014(A)
YORK ROAD PLAZA	MD	4,276,715	37,205,757	191,525	4,276,715	37,397,282	41,673,997	5,805,450	35,868,547	-	2014(A)
PUTTY HILL PLAZA	MD	4,192,152	11,112,111	542,155	4,192,152	11,654,266	15,846,418	3,301,528	12,544,890	-	2013(A)
SNOWDEN SQUARE S.C.	MD	1,929,402	4,557,934	5,155,349	3,326,422	8,316,263	11,642,685	2,083,927	9,558,758	-	2012(A)
COLUMBIA CROSSING	MD	3,612,550	34,344,509	1,244,651	3,612,550	35,589,160	39,201,710	5,131,563	34,070,147	-	2015(A)
DORSEY'S SEARCH VILLAGE CENTER	MD	6,321,963	27,996,087	286,078	6,321,963	28,282,165	34,604,128	3,959,963	30,644,165	-	2015(A)
HICKORY RIDGE	MD	7,183,646	26,947,776	653,628	7,183,646	27,601,404	34,785,050	4,092,540	30,692,510	-	2015(A)
HICKORY RIDGE (SUNOCO)	MD	543,197	2,122,234	-	543,197	2,122,234	2,665,431	413,179	2,252,252	-	2015(A)
KINGS CONTRIVANCE	MD	9,308,349	31,759,940	956,829	9,308,349	32,716,769	42,025,118	5,801,943	36,223,175	-	2014(A)
HARPER'S CHOICE	MD	8,429,284	18,373,994	888,226	8,429,284	19,262,220	27,691,504	3,232,809	24,458,695	-	2015(A)
WILDE LAKE	MD	1,468,038	5,869,862	26,110,759	2,577,073	30,871,586	33,448,659	10,439,013	23,009,646	-	2002(A)
RIVERHILL VILLAGE CENTER	MD	16,825,496	23,282,222	249,700	16,825,496	23,531,922	40,357,418	5,095,140	35,262,278	-	2014(A)
COLUMBIA CROSSING OUTPARCELS	MD	1,279,200	2,870,800	20,602,841	6,147,248	18,605,593	24,752,841	3,793,940	20,958,901	-	2011(A)
COLUMBIA CROSSING II SHOP.CTR.	MD	3,137,628	19,868,075	4,393,578	3,137,628	24,261,653	27,399,281	3,581,753	23,817,528	-	2013(A)
SHOPS AT DISTRICT HEIGHTS	MD	8,165,638	21,970,661	(1,330,335)	7,298,215	21,507,749	28,805,964	2,658,063	26,147,901	12,771,539	2015(A)
ENCHANTED FOREST S.C.	MD	20,123,946	34,345,102	902,976	20,123,946	35,248,078	55,372,024	6,614,004	48,758,020	-	2014(A)
SHOPPES AT EASTON	MD	6,523,713	16,402,204	(2,463,057)	6,523,713	13,939,147	20,462,860	2,899,366	17,563,494	-	2014(A)
VILLAGES AT URBANA	MD	3,190,074	6,067	19,360,692	4,828,774	17,728,059	22,556,833	2,517,436	20,039,397	-	2003(A)
GAITHERSBURG S.C.	MD	244,890	6,787,534	1,682,724	244,890	8,470,258	8,715,148	4,082,460	4,632,688	-	1999(A)
KENTLANDS MARKET SQUARE	MD	20,167,048	84,615,052	14,891,942	20,167,048	99,506,994	119,674,042	9,413,156	110,260,886	31,311,666	2016(A)
SHAWAN PLAZA	MD	4,466,000	20,222,367	30,616	4,466,000	20,252,983	24,718,983	12,381,043	12,337,940	-	2008(A)
LAUREL PLAZA	MD	349,562	1,398,250	5,257,691	1,571,288	5,434,215	7,005,503	2,351,484	4,654,019	-	1995(A)
LAUREL PLAZA	MD	274,580	1,100,968	173,969	274,580	1,274,937	1,549,517	1,207,785	341,732	-	1972(C)
MILL STATION THEATER/RSTRNTS	MD	23,378,543	1,089,760	(3,672,367)	14,737,597	6,058,339	20,795,936	601,666	20,194,270	-	2016(C)
MILL STATION DEVELOPMENT	MD	21,320,924	-	61,182,938	16,075,820	66,428,042	82,503,862	-	82,503,862	-	2015(C)
CENTRE COURT-RETAIL/BANK	MD	1,035,359	7,785,830	139,567	1,035,359	7,925,397	8,960,756	1,601,160	7,359,596	1,259,796	2011(A)
CENTRE COURT-GIANT	MD	3,854,099	12,769,628	95,541	3,854,099	12,865,169	16,719,268	3,103,844	13,615,424	4,987,211	2011(A)
CENTRE COURT-OLD COURT/COURTYD	MD	2,279,177	5,284,577	34,036	2,279,177	5,318,613	7,597,790	1,215,445	6,382,345	-	2011(A)
RADCLIFFE CENTER	MD	12,042,713	21,187,946	26,723	12,042,713	21,214,669	33,257,382	4,040,116	29,217,266	-	2014(A)
TIMONIUM CROSSING	MD	2,525,377	14,862,817	467,571	2,525,377	15,330,388	17,855,765	2,640,116	15,215,649	-	2014(A)
TIMONIUM SQUARE	MD	6,000,000	24,282,998	14,192,960	7,331,195	37,144,763	44,475,958	17,499,083	26,976,875	-	2003(A)
TOWSON PLACE	MD	43,886,876	101,764,931	4,058,439	43,270,792	106,439,454	149,710,246	24,823,118	124,887,128	-	2012(A)
CENTURY PLAZA	MI	178,785	925,818	731,597	95,905	1,740,295	1,836,200	832,327	1,003,873	-	1968(C)
THE FOUNTAINS AT ARBOR LAKES	MN	28,585,296	66,699,024	14,197,546	29,485,296	79,996,570	109,481,866	32,150,146	77,331,720	-	2006(A)
CENTER POINT S.C.	MO	-	550,204	-	-	550,204	550,204	550,203	1	-	1998(A)
WOODLAWN MARKETPLACE	NC	919,251	3,570,981	2,740,450	919,251	6,311,431	7,230,682	4,056,057	3,174,625	-	2008(A)
TYVOLA SQUARE	NC	-	4,736,345	8,378,073	-	13,114,418	13,114,418	9,792,167	3,322,251	-	1986(A)
CROSSROADS PLAZA	NC	767,864	3,098,881	1,233,350	767,864	4,332,231	5,100,095	2,084,338	3,015,757	-	2000(A)
JETTON VILLAGE SHOPPES	NC	3,875,224	10,292,231	493,876	2,143,695	12,517,636	14,661,331	2,816,709	11,844,622	-	2011(A)
MOUNTAIN ISLAND MARKETPLACE	NC	3,318,587	7,331,413	702,336	3,818,587	7,533,749	11,352,336	1,700,111	9,652,225	-	2012(A)
WOODLAWN SHOPPING CENTER	NC	2,010,725	5,833,626	2,093,863	2,010,725	7,927,489	9,938,214	1,746,407	8,191,807	-	2012(A)
CROSSROADS PLAZA	NC	13,405,529	86,455,763	(822,704)	13,405,529	85,633,059	99,038,588	17,053,576	81,985,012	-	2014(A)
QUAIL CORNERS	NC	7,318,321	26,675,644	1,932,338	7,318,321	28,607,982	35,926,303	4,694,476	31,231,827	15,220,049	2014(A)
DAVIDSON COMMONS	NC	2,978,533	12,859,867	558,592	2,978,533	13,418,459	16,396,992	2,870,768	13,526,224	-	2012(A)
PARK PLACE SC	NC	5,461,478	16,163,494	4,175,099	5,469,809	20,330,262	25,800,071	7,536,466	18,263,605	-	2008(A)
MOORESVILLE CROSSING	NC	12,013,727	30,604,173	531,732	11,625,801	31,523,831	43,149,632	12,597,563	30,552,069	-	2007(A)
PLEASANT VALLEY PROMENADE	NC	5,208,885	20,885,792	22,010,083	5,208,885	42,895,875	48,104,760	21,500,267	26,604,493	-	1993(A)
BRENNAN STATION	NC	7,749,751	20,556,891	(327,874)	6,321,923	21,656,845	27,978,768	6,222,776	21,755,992	-	2011(A)
BRENNAN STATION OUTPARCEL	NC	627,906	1,665,576	(186,984)	450,232	1,656,266	2,106,498	374,808	1,731,690	-	2011(A)
CLOVERDALE PLAZA	NC	540,667	719,655	7,554,126	540,667	8,273,781	8,814,448	3,997,454	4,816,994	-	1969(C)
WEBSTER SQUARE	NH	11,683,145	41,708,383	7,437,545	11,683,145	49,145,928	60,829,073	9,061,478	51,767,595	-	2014(A)
WEBSTER SQUARE - DSW	NH	1,346,391	3,638,397	131,388	1,346,391	3,769,785	5,116,176	447,893	4,668,283	-	2017(A)
WEBSTER SQUARE NORTH	NH	2,163,138	6,511,424	131,176	2,163,138	6,642,600	8,805,738	1,234,333	7,571,405	-	2016(A)
ROCKINGHAM PLAZA	NH	2,660,915	10,643,660	23,910,947	3,148,715	34,066,807	37,215,522	13,671,663	23,543,859	-	2008(A)
SHOP RITE PLAZA	NJ	2,417,583	6,364,094	1,595,616	2,417,583	7,959,710	10,377,293	7,402,608	2,974,685	-	1985(C)
MARLTON PLAZA	NJ	-	4,318,534	153,375	-	4,471,909	4,471,909	2,610,173	1,861,736	-	1996(A)
HILLVIEW SHOPPING CENTER	NJ	16,007,647	32,607,423	(330,854)	16,007,647	32,276,569	48,284,216	5,693,981	42,590,235	-	2014(A)
GARDEN STATE PAVILIONS	NJ	7,530,709	10,801,949	20,841,974	12,203,841	26,970,791	39,174,632	8,213,444	30,961,188	-	2011(A)
CLARK SHOPRITE 70 CENTRAL AVE	NJ	3,496,673	11,693,769	994,829	13,959,593	2,225,678	16,185,271	1,004,269	15,181,002	-	2013(A)
COMMERCE CENTER WEST	NJ	385,760	1,290,080	160,534	793,595	1,042,779	1,836,374	272,544	1,563,830	-	2013(A)
COMMERCE CENTER EAST	NJ	1,518,930	5,079,690	1,753,865	7,235,196	1,117,289	8,352,485	526,620	7,825,865	-	2013(A)
CENTRAL PLAZA	NJ	3,170,465	10,602,845	34,941	5,145,167	8,663,084	13,808,251	2,647,579	11,160,672	-	2013(A)
EAST WINDSOR VILLAGE	NJ	9,335,011	23,777,978	249,699	9,335,011	24,027,677	33,362,688	7,442,802	25,919,886	-	2008(A)
HOLMDEL TOWNE CENTER	NJ	10,824,624	43,301,494	10,776,136	10,824,624	54,077,630	64,902,254	23,625,835	41,276,419	-	2002(A)
COMMONS AT HOLMDEL	NJ	16,537,556	38,759,952	4,219,623	16,537,556	42,979,575	59,517,131	18,321,594	41,195,537	-	2004(A)
PLAZA AT HILLSDALE	NJ	7,601,596	6,994,196	1,564,519	7,601,596	8,558,715	16,160,311	1,728,385	14,431,926	5,449,532	2014(A)
MAPLE SHADE	NJ	-	9,957,611	2,247,570	-	12,205,181	12,205,181	3,154,532	9,050,649	-	2009(A)
PLAZA AT SHORT HILLS	NJ	20,155,471	11,061,984	741,742	20,155,471	11,803,726	31,959,197	2,720,127	29,239,070	8,603,595	2014(A)
NORTH BRUNSWICK PLAZA	NJ	3,204,978	12,819,912	27,583,563	3,204,978	40,403,475	43,608,453	21,614,149	21,994,304	-	1994(A)
PISCATAWAY TOWN CENTER	NJ	3,851,839	15,410,851	1,739,905	3,851,839	17,150,756	21,002,595	9,432,153	11,570,442	-	1998(A)
RIDGEWOOD S.C.	NJ	450,000	2,106,566	1,241,414	450,000	3,347,980	3,797,980	1,926,707	1,871,273	-	1993(A)
UNION CRESCENT III	NJ	7,895,483	3,010,640	28,965,399	8,696,579	31,174,943	39,871,522	17,736,590	22,134,932	-	2007(A)
WESTMONT PLAZA	NJ	601,655	2,404,604	13,669,028	601,655	16,073,632	16,675,287	7,625,888	9,049,399	-	1994(A)
WILLOWBROOK PLAZA	NJ	15,320,436	40,996,874	10,547,715	15,320,436	51,544,589	66,865,025	8,361,323	58,503,702	-	2009(A)
DEL MONTE PLAZA	NV	2,489,429	5,590,415	535,415	2,210,000	6,405,259	8,615,259	3,613,396	5,001,863	1,657,182	2006(A)
DEL MONTE PLAZA ANCHOR PARCEL	NV	6,512,745	17,599,602	135,899	6,520,017	17,728,229	24,248,246	1,542,524	22,705,722	-	2017(A)
REDFIELD PROMENADE	NV	4,415,339	32,035,192	724,982	4,415,339	32,760,174	37,175,513	7,946,397	29,229,116	-	2015(A)
MCQUEEN CROSSINGS	NV	5,017,431	20,779,024	326,357	5,017,431	21,105,381	26,122,812	5,030,679	21,092,133	-	2015(A)
GALENA JUNCTION	NV	8,931,027	17,503,387	223,293	8,931,027	17,726,680	26,657,707	3,682,910	22,974,797	-	2015(A)
D'ANDREA MARKETPLACE	NV	11,556,067	29,435,364	564,122	11,556,067	29,999,486	41,555,553	9,693,650	31,861,903	-	2007(A)
SPARKS MERCANTILE	NV	6,221,614	17,069,172	137,785	6,221,614	17,206,957	23,428,571	3,508,976	19,919,595	-	2015(A)
BRIDGEHAMPTON COMMONS-W&E SIDE	NY	1,811,752	3,107,232	34,209,472	1,858,188	37,270,268	39,128,456	22,584,128	16,544,328	-	1972(C)
OCEAN PLAZA	NY	564,097	2,268,768	19,003	564,097	2,287,771	2,851,868	978,043	1,873,825	-	2003(A)
KINGS HIGHWAY	NY	2,743,820	6,811,268	2,235,709	2,743,820	9,046,977	11,790,797	3,875,659	7,915,138	-	2004(A)
RALPH AVENUE PLAZA	NY	4,414,466	11,339,857	3,912,149	4,414,467	15,252,005	19,666,472	5,848,083	13,818,389	-	2004(A)
BELLMORE S.C.	NY	1,272,269	3,183,547	1,590,605	1,272,269	4,774,152	6,046,421	2,106,726	3,939,695	-	2004(A)
MARKET AT BAY SHORE	NY	12,359,621	30,707,802	6,324,935	12,359,621	37,032,737	49,392,358	14,679,424	34,712,934	11,947,237	2006(A)
KEY FOOD - ATLANTIC AVE	NY	2,272,500	5,624,589	509,260	4,808,822	3,597,527	8,406,349	825,449	7,580,900	-	2012(A)
VETERANS MEMORIAL PLAZA	NY	5,968,082	23,243,404	19,513,618	5,980,130	42,744,974	48,725,104	16,101,074	32,624,030	-	1998(A)
BIRCHWOOD PLAZA COMMACK	NY	3,630,000	4,774,791	1,240,489	3,630,000	6,015,280	9,645,280	2,147,985	7,497,295	-	2007(A)
ELMONT S.C.	NY	3,011,658	7,606,066	6,171,045	3,011,658	13,777,111	16,788,769	4,209,847	12,578,922	-	2004(A)
ELMSFORD CENTER 1	NY	4,134,273	1,193,084	-	4,134,273	1,193,084	5,327,357	224,999	5,102,358	-	2013(A)
ELMSFORD CENTER 2	NY	4,076,403	15,598,504	1,118,941	4,245,442	16,548,406	20,793,848	3,619,110	17,174,738	-	2013(A)
FRANKLIN SQUARE S.C.	NY	1,078,541	2,516,581	4,164,568	1,078,541	6,681,149	7,759,690	2,951,140	4,808,550	-	2004(A)
AIRPORT PLAZA	NY	22,711,189	107,011,500	3,428,747	22,711,189	110,440,247	133,151,436	19,869,415	113,282,021	-	2015(A)
KISSENA BOULEVARD SHOPPING CTR	NY	11,610,000	2,933,487	1,333,988	11,610,000	4,267,475	15,877,475	1,172,285	14,705,190	-	2007(A)
HAMPTON BAYS PLAZA	NY	1,495,105	5,979,320	3,369,604	1,495,105	9,348,924	10,844,029	7,953,033	2,890,996	-	1989(A)
HICKSVILLE PLAZA	NY	3,542,739	8,266,375	2,505,434	3,542,739	10,771,809	14,314,548	4,005,114	10,309,434	-	2004(A)
TURNPIKE PLAZA	NY	2,471,832	5,839,416	809,085	2,471,832	6,648,501	9,120,333	2,001,327	7,119,006	-	2011(A)
JERICHO COMMONS SOUTH	NY	12,368,330	33,071,495	3,475,118	12,368,330	36,546,613	48,914,943	12,776,532	36,138,411	5,984,769	2007(A)
501 NORTH BROADWAY	NY	-	1,175,543	(59,268)	-	1,116,275	1,116,275	443,930	672,345	-	2007(A)
MILLERIDGE INN	NY	7,500,330	481,316	(48,741)	7,500,000	432,905	7,932,905	40,404	7,892,501	-	2015(A)
FAMILY DOLLAR UNION TURNPIKE	NY	909,000	2,249,775	258,033	1,056,709	2,360,099	3,416,808	557,337	2,859,471	-	2012(A)
LITTLE NECK PLAZA	NY	3,277,254	13,161,218	5,986,742	3,277,253	19,147,961	22,425,214	8,211,840	14,213,374	-	2003(A)
KEY FOOD - 21ST STREET	NY	1,090,800	2,699,730	(159,449)	1,669,153	1,961,928	3,631,081	367,863	3,263,218	-	2012(A)
MANHASSET CENTER	NY	4,567,003	19,165,808	31,678,891	3,471,939	51,939,763	55,411,702	27,124,630	28,287,072	-	1999(A)
MANHASSET CENTER(residential)	NY	950,000	-	-	950,000	-	950,000	-	950,000	-	2012(A)
MASPETH QUEENS-DUANE READE	NY	1,872,013	4,827,940	1,036,886	1,872,013	5,864,826	7,736,839	2,267,372	5,469,467	1,733,522	2004(A)
NORTH MASSAPEQUA S.C.	NY	1,880,816	4,388,549	(1,964,468)	-	4,304,897	4,304,897	4,304,897	-	-	2004(A)
MINEOLA CROSSINGS	NY	4,150,000	7,520,692	381,643	4,150,000	7,902,335	12,052,335	2,532,702	9,519,633	-	2007(A)
SMITHTOWN PLAZA	NY	3,528,000	7,364,098	553,338	3,528,000	7,917,436	11,445,436	3,300,345	8,145,091	-	2009(A)
MANETTO HILL PLAZA	NY	263,693	584,031	11,067,210	263,693	11,651,241	11,914,934	7,066,502	4,848,432	-	1969(C)
SYOSSET S.C.	NY	106,655	76,197	2,090,616	106,655	2,166,813	2,273,468	1,214,338	1,059,130	-	1990(C)
RICHMOND S.C.	NY	2,280,000	9,027,951	21,469,643	2,280,000	30,497,594	32,777,594	15,094,149	17,683,445	-	1989(A)
GREENRIDGE PLAZA	NY	2,940,000	11,811,964	7,448,048	3,148,424	19,051,588	22,200,012	9,066,807	13,133,205	-	1997(A)
THE BOULEVARD	NY	28,723,536	38,232,267	143,859,701	28,723,536	182,091,968	210,815,504	14,518,223	196,297,281	-	2006(A)
FOREST AVENUE PLAZA	NY	4,558,592	10,441,408	731,386	4,558,592	11,172,794	15,731,386	4,256,254	11,475,132	-	2005(A)
INDEPENDENCE PLAZA	NY	12,279,093	34,813,852	(458,904)	16,131,632	30,502,409	46,634,041	7,329,258	39,304,783	-	2014(A)
KEY FOOD - CENTRAL AVE.	NY	2,787,600	6,899,310	(394,910)	2,603,321	6,688,679	9,292,000	1,311,346	7,980,654	-	2012(A)
WHITE PLAINS S.C.	NY	1,777,775	4,453,894	2,611,810	1,777,775	7,065,704	8,843,479	2,719,153	6,124,326	-	2004(A)
CHAMPION FOOD SUPERMARKET	NY	757,500	1,874,813	(24,388)	2,241,118	366,807	2,607,925	188,665	2,419,260	-	2012(A)
SHOPRITE S.C.	NY	871,977	3,487,909	-	871,977	3,487,909	4,359,886	2,420,656	1,939,230	-	1998(A)
ROMAINE PLAZA	NY	782,459	1,825,737	588,133	782,459	2,413,870	3,196,329	870,113	2,326,216	-	2005(A)
OREGON TRAIL CENTER	OR	5,802,422	12,622,879	556,817	5,802,422	13,179,696	18,982,118	5,401,640	13,580,478	-	2009(A)
JANTZEN BEACH CENTER	OR	57,575,244	102,844,429	356,274	57,588,287	103,187,660	160,775,947	11,112,219	149,663,728	-	2017(A)
SUBURBAN SQUARE	PA	70,679,871	166,351,381	66,736,035	71,279,871	232,487,416	303,767,287	55,876,122	247,891,165	-	2007(A)
CENTER SQUARE SHOPPING CENTER	PA	731,888	2,927,551	1,232,400	691,297	4,200,542	4,891,839	2,897,007	1,994,832	-	1996(A)
WAYNE PLAZA	PA	6,127,623	15,605,012	657,984	6,135,670	16,254,949	22,390,619	5,417,332	16,973,287	-	2008(A)
DEVON VILLAGE	PA	4,856,379	25,846,910	4,290,119	4,856,379	30,137,029	34,993,408	8,540,901	26,452,507	-	2012(A)
POCONO PLAZA	PA	1,050,000	2,372,628	15,196,868	1,050,000	17,569,496	18,619,496	1,393,096	17,226,400	-	1973(C)
RIDGE PIKE PLAZA	PA	1,525,337	4,251,732	(3,539,296)	914,299	1,323,474	2,237,773	1,211,807	1,025,966	-	2008(A)
WHITELAND TOWN CENTER	PA	731,888	2,927,551	59,067	731,888	2,986,618	3,718,506	1,775,153	1,943,353	-	1996(A)
HARRISBURG EAST SHOPPING CTR.	PA	452,888	6,665,238	11,377,170	3,002,888	15,492,408	18,495,296	8,033,261	10,462,035	-	2002(A)
TOWNSHIP LINE S.C.	PA	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,751,527	1,907,912	-	1996(A)
HORSHAM POINT	PA	3,813,247	18,189,450	126,327	3,813,247	18,315,777	22,129,024	2,500,336	19,628,688	-	2015(A)
HOLIDAY CENTER	PA	7,726,844	20,014,243	(5,290,608)	6,098,316	16,352,163	22,450,479	4,358,348	18,092,131	-	2015(A)
NORRITON SQUARE	PA	686,134	2,664,535	4,296,277	774,084	6,872,862	7,646,946	5,106,872	2,540,074	-	1984(A)
FRANKFORD AVENUE S.C.	PA	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,751,527	1,907,912	-	1996(A)
WEXFORD PLAZA	PA	6,413,635	9,774,600	10,108,141	6,299,299	19,997,077	26,296,376	5,145,680	21,150,696	-	2010(A)
LINCOLN SQUARE	PA	90,478,522	-	74,525,900	10,532,804	154,471,618	165,004,422	3,316,224	161,688,198	-	2017(C)
CRANBERRY TOWNSHIP-PARCEL 1&2	PA	10,270,846	30,769,592	1,910,644	6,070,254	36,880,828	42,951,082	4,426,455	38,524,627	-	2016(A)
CROSSROADS PLAZA	PA	788,761	3,155,044	13,367,748	976,439	16,335,114	17,311,553	10,580,044	6,731,509	-	1986(A)
SPRINGFIELD S.C.	PA	919,998	4,981,589	13,139,952	920,000	18,121,539	19,041,539	10,902,022	8,139,517	-	1983(A)
SHREWSBURY SQUARE S.C.	PA	8,066,107	16,997,997	(2,115,840)	6,171,638	16,776,626	22,948,264	2,993,529	19,954,735	-	2014(A)
WHITEHALL MALL	PA	-	5,195,577	-	-	5,195,577	5,195,577	3,108,466	2,087,111	-	1996(A)
WHOLE FOODS AT WYNNEWOOD	PA	15,042,165	-	11,784,771	13,772,394	13,054,542	26,826,936	848,449	25,978,487	-	2014(C)
SHOPPES AT WYNNEWOOD	PA	7,478,907	-	3,591,425	7,478,907	3,591,425	11,070,332	321,184	10,749,148	-	2015(C)
REXVILLE TOWN CENTER	PR	24,872,982	48,688,161	9,052,394	25,678,064	56,935,473	82,613,537	34,082,939	48,530,598	-	2006(A)
PLAZA CENTRO - COSTCO	PR	3,627,973	10,752,213	1,573,414	3,866,206	12,087,394	15,953,600	7,023,953	8,929,647	-	2006(A)
PLAZA CENTRO - MALL	PR	19,873,263	58,719,179	12,064,119	19,408,112	71,248,449	90,656,561	36,097,806	54,558,755	-	2006(A)
PLAZA CENTRO - RETAIL	PR	5,935,566	16,509,748	3,089,515	6,026,070	19,508,759	25,534,829	10,022,485	15,512,344	-	2006(A)
PLAZA CENTRO - SAM'S CLUB	PR	6,643,224	20,224,758	2,766,593	6,520,090	23,114,485	29,634,575	21,787,949	7,846,626	-	2006(A)
LOS COLOBOS - BUILDERS SQUARE	PR	4,404,593	9,627,903	1,283,497	4,461,145	10,854,848	15,315,993	9,938,420	5,377,573	-	2006(A)
LOS COLOBOS - KMART	PR	4,594,944	10,120,147	789,782	4,402,338	11,102,535	15,504,873	10,061,131	5,443,742	-	2006(A)
LOS COLOBOS I	PR	12,890,882	26,046,669	5,215,237	13,613,375	30,539,413	44,152,788	17,236,568	26,916,220	-	2006(A)
LOS COLOBOS II	PR	14,893,698	30,680,556	6,145,412	15,142,300	36,577,366	51,719,666	20,822,897	30,896,769	-	2006(A)
WESTERN PLAZA - MAYAGUEZ ONE	PR	10,857,773	12,252,522	1,528,575	11,241,993	13,396,877	24,638,870	10,229,309	14,409,561	-	2006(A)
WESTERN PLAZA - MAYAGUEZ TWO	PR	16,874,345	19,911,045	4,301,304	16,872,647	24,214,047	41,086,694	17,186,095	23,900,599	-	2006(A)
MANATI VILLA MARIA SC	PR	2,781,447	5,673,119	2,094,131	2,606,588	7,942,109	10,548,697	4,525,240	6,023,457	-	2006(A)
PONCE TOWNE CENTER	PR	14,432,778	28,448,754	5,768,656	14,903,024	33,747,164	48,650,188	19,949,200	28,700,988	-	2006(A)
TRUJILLO ALTO PLAZA	PR	12,053,673	24,445,858	4,160,691	12,289,288	28,370,934	40,660,222	16,191,666	24,468,556	-	2006(A)
ST. ANDREWS CENTER	SC	730,164	3,132,092	19,228,255	730,164	22,360,347	23,090,511	11,976,196	11,114,315	-	1978(C)
WESTWOOD PLAZA	SC	1,744,430	6,986,094	14,906,065	1,726,833	21,909,756	23,636,589	5,165,514	18,471,075	-	1995(A)
WOODRUFF SHOPPING CENTER	SC	3,110,439	15,501,117	1,432,523	3,465,199	16,578,880	20,044,079	4,322,201	15,721,878	-	2010(A)
FOREST PARK	SC	1,920,241	9,544,875	346,991	1,920,241	9,891,866	11,812,107	2,004,610	9,807,497	-	2012(A)
OLD TOWNE VILLAGE	TN	-	4,133,904	4,225,635	-	8,359,539	8,359,539	6,305,704	2,053,835	-	1978(C)
CENTER OF THE HILLS	TX	2,923,585	11,706,145	2,807,467	2,923,585	14,513,612	17,437,197	6,518,477	10,918,720	-	2008(A)
GATEWAY STATION	TX	1,373,692	28,145,158	3,206,734	1,374,880	31,350,704	32,725,584	5,695,545	27,030,039	-	2011(A)
LAS TIENDAS PLAZA	TX	8,678,107	-	27,150,115	7,943,925	27,884,297	35,828,222	7,285,108	28,543,114	-	2005(C)
GATEWAY STATION PHASE II	TX	4,140,176	12,020,460	553,163	4,143,385	12,570,414	16,713,799	932,420	15,781,379	-	2017(A)
CONROE MARKETPLACE	TX	18,869,087	50,756,554	(2,832,551)	10,841,611	55,951,479	66,793,090	9,022,177	57,770,913	-	2015(A)
MONTGOMERY PLAZA	TX	10,739,067	63,065,333	(80,216)	10,738,796	62,985,388	73,724,184	11,999,283	61,724,901	26,595,768	2015(A)
PRESTON LEBANON CROSSING	TX	13,552,180	-	28,236,289	12,163,694	29,624,775	41,788,469	8,736,842	33,051,627	-	2006(C)
LAKE PRAIRIE TOWN CROSSING	TX	7,897,491	-	29,154,281	6,783,464	30,268,308	37,051,772	6,972,594	30,079,178	-	2006(C)
CENTER AT BAYBROOK	TX	6,941,017	27,727,491	12,216,842	6,928,120	39,957,230	46,885,350	19,040,838	27,844,512	-	1998(A)
CYPRESS TOWNE CENTER	TX	6,033,932	-	1,692,407	2,251,666	5,474,673	7,726,339	1,395,230	6,331,109	-	2003(C)
CYPRESS TOWNE CENTER	TX	12,329,195	36,836,381	1,284,624	8,644,145	41,806,055	50,450,200	5,402,128	45,048,072	-	2016(A)
CYPRESS TOWNE CENTER (PHASE II)	TX	2,061,477	6,157,862	(1,361,233)	270,374	6,587,732	6,858,106	1,078,562	5,779,544	-	2016(A)
THE CENTRE AT COPPERFIELD	TX	6,723,267	22,524,551	535,094	6,723,357	23,059,555	29,782,912	4,363,874	25,419,038	-	2015(A)
COPPERWOOD VILLAGE	TX	13,848,109	84,183,731	2,426,984	13,848,109	86,610,715	100,458,824	15,800,229	84,658,595	-	2015(A)
ATASCOCITA COMMONS SHOP.CTR.	TX	16,322,636	54,587,066	69,797	16,099,004	54,880,495	70,979,499	10,294,449	60,685,050	27,437,752	2013(A)
TOMBALL CROSSINGS	TX	8,517,427	28,484,450	984,756	7,964,894	30,021,739	37,986,633	5,662,946	32,323,687	-	2013(A)
COPPERFIELD VILLAGE SHOP.CTR.	TX	7,827,639	34,864,441	559,127	7,827,639	35,423,568	43,251,207	6,027,248	37,223,959	-	2015(A)
KROGER PLAZA	TX	520,340	2,081,356	1,516,222	520,340	3,597,578	4,117,918	2,129,182	1,988,736	-	1995(A)
ACCENT PLAZA	TX	500,414	2,830,835	-	500,414	2,830,835	3,331,249	1,682,377	1,648,872	-	1996(A)
WOODBRIDGE SHOPPING CENTER	TX	2,568,705	6,813,716	336,541	2,568,705	7,150,257	9,718,962	1,866,150	7,852,812	-	2012(A)
GRAND PARKWAY MARKETPLACE	TX	25,363,548	-	67,924,523	21,937,009	71,351,062	93,288,071	3,610,553	89,677,518	-	2014(C)
GRAND PARKWAY MARKET PLACE II	TX	13,436,447	-	39,195,867	12,556,112	40,076,202	52,632,314	1,284,912	51,347,402	-	2015(C)
BURKE TOWN PLAZA	VA	-	43,240,068	(5,722,399)	-	37,517,669	37,517,669	6,742,193	30,775,476	-	2014(A)
OLD TOWN PLAZA	VA	4,500,000	41,569,735	(15,127,129)	3,052,800	27,889,806	30,942,606	6,810,932	24,131,674	-	2007(A)
POTOMAC RUN PLAZA	VA	27,369,515	48,451,209	2,971,845	27,369,515	51,423,054	78,792,569	15,085,558	63,707,011	-	2008(A)
DULLES TOWN CROSSING	VA	53,285,116	104,175,738	287,938	53,285,116	104,463,676	157,748,792	20,981,140	136,767,652	-	2015(A)
DOCSTONE COMMONS	VA	3,839,249	11,468,264	473,394	3,903,963	11,876,944	15,780,907	1,275,976	14,504,931	-	2016(A)
DOCSTONE O/P - STAPLES	VA	1,425,307	4,317,552	(883,709)	1,167,588	3,691,562	4,859,150	537,430	4,321,720	-	2016(A)
STAFFORD MARKETPLACE	VA	26,893,429	86,449,614	764,107	26,893,429	87,213,721	114,107,150	14,820,039	99,287,111	-	2015(A)
GORDON PLAZA	VA	-	3,330,621	25,700	-	3,356,321	3,356,321	332,168	3,024,153	-	2017(A)
AUBURN NORTH	WA	7,785,841	18,157,625	8,622,701	7,785,841	26,780,326	34,566,167	8,556,745	26,009,422	-	2007(A)
THE MARKETPLACE AT FACTORIA	WA	60,502,358	92,696,231	10,936,949	60,502,358	103,633,180	164,135,538	22,857,472	141,278,066	53,871,190	2013(A)
FRONTIER VILLAGE SHOPPING CTR.	WA	10,750,863	44,860,769	96,299	10,750,863	44,957,068	55,707,931	7,746,343	47,961,588	-	2012(A)
GATEWAY SHOPPING CENTER	WA	6,937,929	11,270,322	9,165,688	6,937,929	20,436,010	27,373,939	1,751,684	25,622,255	-	2016(A)
OLYMPIA WEST OUTPARCEL	WA	360,000	799,640	100,360	360,000	900,000	1,260,000	171,276	1,088,724	-	2012(A)
FRANKLIN PARK COMMONS	WA	5,418,825	11,988,657	3,869,221	5,418,825	15,857,878	21,276,703	2,561,188	18,715,515	-	2015(A)
SILVERDALE PLAZA	WA	3,875,013	33,109,418	86,051	3,755,613	33,314,869	37,070,482	7,096,657	29,973,825	-	2012(A)
OTHER PROPERTY INTERESTS
EL MIRAGE	AZ	6,786,441	503,987	(1,890,428)	5,400,000	-	5,400,000	-	5,400,000	-	2008(C)
ASANTE RETAIL CENTER	AZ	8,702,635	3,405,683	(1,068,846)	11,039,472	-	11,039,472	-	11,039,472	-	2004(C)
SURPRISE SPECTRUM	AZ	4,138,760	94,572	(94,572)	4,138,760	-	4,138,760	-	4,138,760	-	2008(C)
LAKE WALES S.C.	FL	601,052	-	-	601,052	-	601,052	-	601,052	-	2009(A)
LOWES S.C.	FL	1,620,203	-	(1,399,538)	220,665	-	220,665	-	220,665	-	2007(A)
TREASURE VALLEY	ID	6,501,240	-	(5,520,565)	519,811	460,864	980,675	460,864	519,811	-	2005(C)
LINWOOD-INDIANAPOLIS	IN	31,045	-	-	31,045	-	31,045	-	31,045	-	1991(A)
FLINT - VACANT LAND	MI	101,424	-	(10,000)	91,424	-	91,424	-	91,424	-	2012(A)
CHARLOTTE SPORTS & FITNESS CTR	NC	500,754	1,858,643	499,465	500,754	2,358,108	2,858,862	1,931,270	927,592	-	1986(A)
SENATE/HILLSBOROUGH CROSSING	NC	519,395	-	(169,395)	350,000	-	350,000	-	350,000	-	2003(A)
WAKEFIELD COMMONS III	NC	6,506,450	-	(5,397,400)	1,475,214	(366,164)	1,109,050	235,612	873,438	-	2001(C)
WAKEFIELD CROSSINGS	NC	3,413,932	-	(3,276,783)	137,149	-	137,149	-	137,149	-	2001(C)
HILLSBOROUGH PROMENADE	NJ	11,886,809	-	(6,632,045)	5,006,054	248,710	5,254,764	63,957	5,190,807	-	2001(C)
KEY BANK BUILDING	NY	1,500,000	40,486,755	(8,111,240)	668,637	33,206,878	33,875,515	20,274,158	13,601,357	-	2006(A)
NORTHPORT LAND PARCEL	NY	-	14,460	93,975	-	108,435	108,435	3,215	105,220	-	2012(A)
MERRY LANE (PARKING LOT)	NY	1,485,531	1,749	876,876	1,485,531	878,625	2,364,156	-	2,364,156	-	2007(A)
JERICHO ATRIUM	NY	10,624,099	20,065,496	3,449,673	10,624,099	23,515,169	34,139,268	4,475,829	29,663,439	-	2016(A)
BIRCHWOOD PARK	NY	3,507,162	4,126	(1,511,288)	2,000,000	-	2,000,000	-	2,000,000	-	2007(A)
HIGH PARK CTR RETAIL	OH	3,783,875	-	(3,298,325)	485,550	-	485,550	-	485,550	-	2001(C)
MCMINNVILLE PLAZA	OR	4,062,327	-	33,920	4,062,327	33,920	4,096,247	-	4,096,247	-	2006(C)
COULTER AVE. PARCEL	PA	577,630	1,348,019	15,311,765	16,795,296	442,118	17,237,414	46,612	17,190,802	-	2015(A)
BLUE RIDGE	Various	12,346,900	71,529,796	(52,520,857)	3,554,097	27,801,742	31,355,839	19,111,024	12,244,815	-	2005(A)
MICROPROPERTIES	TX	528,534	1,090,980	(1,266,986)	220,492	132,036	352,528	70,806	281,722	-	2012(A)
BALANCE OF PORTFOLIO (4)	Various	1,907,178	65,127,203	(23,978,562)	116	43,055,703	43,055,819	5,108,323	37,947,496	-

TOTALS		2,913,545,177	6,905,751,796	2,109,979,480	3,008,324,499	8,920,951,954	11,929,276,453	2,500,052,642	9,429,223,811	484,008,122

(1)

The negative balance for costs capitalized subsequent to acquisition could include parcels/out-parcels sold, assets held-for-sale, provision for losses and/or demolition of part of a property for redevelopment.

(2)	Includes fair market value of debt adjustments, net and deferred financing costs, net.
(3)	Shopping center includes active real estate under development project or land held for development.
(4)	Includes fixtures, leasehold improvements and other costs capitalized.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements (in years)	5 to 50
Fixtures, building and leasehold improvements	Terms of leases or useful lives, whichever is shorter
(including certain identified intangible assets)

The aggregate cost for Federal income tax purposes was approximately $10.0 billion at December 31, 2019.

The changes in total real estate assets for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Balance, beginning of period	$11,877,190,495	$12,653,444,998	$12,008,075,148
Additions during period:
Acquisitions	43,970,631	3,420,020	438,125,265
Improvements	404,210,910	554,408,568	414,955,609
Transfers from unconsolidated joint ventures	-	-	329,194,717
Change in exchange rate	-	-	1,035,816
Deductions during period:
Sales	(190,859,948)	(767,246,512)	(315,954,464)
Transfers to operating lease right-of-use assets, net	(8,525,554)	-	-
Transfers to unconsolidated joint ventures	-	(315,728,832)	-
Assets held for sale	(116,747,783)	(69,741,938)	(56,187,719)
Adjustment for fully depreciated assets	(43,080,882)	(72,992,791)	(107,660,366)
Adjustment of property carrying values	(36,881,416)	(108,373,018)	(58,139,008)
Balance, end of period	$11,929,276,453	$11,877,190,495	$12,653,444,998

The changes in accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Balance, beginning of period	$2,385,287,743	$2,433,052,747	$2,278,291,645
Additions during period:
Depreciation for year	260,533,557	293,667,298	368,919,387
Deductions during period:
Sales	(55,437,757)	(239,277,690)	(86,798,173)
Transfers to operating lease liabilities	(1,342,030)	-	-
Transfers to unconsolidated joint ventures	-	(11,634,554)	-
Assets held for sale	(32,642,081)	(17,527,267)	(19,699,746)
Adjustment for fully depreciated assets/other	(56,346,790)	(72,992,791)	(107,660,366)
Balance, end of period	$2,500,052,642	$2,385,287,743	$2,433,052,747
Reclassifications:
Certain Amounts in the Prior Period Have Been Reclassified in Order to Conform with the Current Period's Presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2019
(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Original Face Amount of Mortgages	Carrying Amount of Mortgages (b)	Principal Amount of Loans Subject to Delinquent Principal or Interest

Mortgage Loans:
Retail
Las Vegas, NV	12.00%	May-33	I	-	3,075	3,075	-
Walker, MI	4.00%	Dec-24	P& I	-	3,750	3,750

Nonretail
Commack, NY	7.41%	Oct-26	P& I	-	1,354	301
Melbourne, FL	6.88%	Dec-30	P&I		500	261
				$-	$8,679	$7,387	$-
Other Financing Loans:
Nonretail
Charlie Browns License	2.28%	Apr-27	P& I		600	291
RONA Capital Partners	6.20%	May-20	P&I		175	150
				$-	$9,454	$7,828	$-

(a) I = Interest only; P&I = Principal & Interest.
(b) The aggregate cost for Federal income tax purposes was approximately $7.8 million as of December 31, 2019.

For a reconciliation of mortgage and other financing receivables from January 1, 2017 to December 31, 2019, see Footnote 10 of the Notes to the Consolidated Financial Statements  included in this Form 10-K.

The Company feels it is not practicable to estimate the fair value of each receivable as quoted market prices are not available.

The cost of obtaining an independent valuation on these assets is deemed excessive considering the materiality of the total receivables.