Form 10-Q
period 2020-03-31
KIMCO REALTY CORP
filed 2020-05-08
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 14, 2020, the registrant had 432,525,409 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	March 31, 2020	December 31, 2019
Assets:
Real estate, net of accumulated depreciation and amortization of $2,552,669 and $2,500,053, respectively	$9,179,554	$9,209,053
Real estate under development	230,602	220,170
Investments in and advances to real estate joint ventures	585,591	578,118
Other real estate investments	178,393	194,400
Cash and cash equivalents	451,796	123,947
Accounts and notes receivable, net	220,215	218,689
Operating lease right-of-use assets, net	97,790	99,125
Other assets	361,193	354,365
Total assets (1)	$11,305,134	$10,997,867

Liabilities:
Notes payable, net	$5,303,656	$4,831,759
Mortgages and construction loan payable, net	404,879	484,008
Dividends payable	126,473	126,274
Operating lease liabilities	91,546	92,711
Other liabilities	488,168	516,265
Total liabilities (2)	6,414,722	6,051,017
Redeemable noncontrolling interests	17,943	17,943

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 19,580 shares; Aggregate liquidation preference $489,500	20	20
Common stock, $.01 par value, authorized 750,000,000 shares; Issued and outstanding 432,525,409 and 431,814,951 shares, respectively	4,325	4,318
Paid-in capital	5,747,277	5,765,233
Cumulative distributions in excess of net income	(942,031)	(904,679)
Total stockholders' equity	4,809,591	4,864,892
Noncontrolling interests	62,878	64,015
Total equity	4,872,469	4,928,907
Total liabilities and equity	$11,305,134	$10,997,867

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2020 and December 31, 2019 of $104,243 and $245,489, respectively.  See Footnote 10 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at March 31, 2020 and December 31, 2019 of $65,544 and $153,436, respectively.  See Footnote 10 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019

Revenues
Revenues from rental properties, net	$286,004	$290,634
Management and other fee income	3,740	4,376
Total revenues	289,744	295,010

Operating expenses
Rent	(2,835)	(2,692)
Real estate taxes	(39,652)	(39,347)
Operating and maintenance	(42,408)	(40,896)
General and administrative	(21,017)	(25,831)
Impairment charges	(2,974)	(4,175)
Depreciation and amortization	(69,397)	(71,561)
Total operating expenses	(178,283)	(184,502)

Gain on sale of properties	3,847	23,595

Operating income	115,308	134,103

Other income/(expense)
Other (expense)/income, net	(3,422)	2,622
Interest expense	(46,060)	(44,395)
Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other real estate investments, net	65,826	92,330

Provision for income taxes, net	(43)	(630)
Equity in income of joint ventures, net	13,648	18,754
Equity in income of other real estate investments, net	10,958	6,224

Net income	90,389	116,678

Net income attributable to noncontrolling interests	(289)	(509)

Net income attributable to the Company	90,100	116,169

Preferred dividends	(6,354)	(14,534)

Net income available to the Company's common shareholders	$83,746	$101,635

Per common share:
Net income available to the Company:
-Basic	$0.19	$0.24
-Diluted	$0.19	$0.24

Weighted average shares:
-Basic	429,735	419,464
-Diluted	430,505	420,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

(in thousands)

	Cumulative						Total
	Distributions in	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Excess of Net Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at January 1, 2019	$(787,707)	43	$43	421,389	$4,214	$6,117,254	$5,333,804	$77,249	$5,411,053
Net income	116,169	-	-	-	-	-	116,169	509	116,678
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(92)	(92)
Dividends declared to common and preferred shares	(132,703)	-	-	-	-	-	(132,703)	-	(132,703)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(685)	(685)
Issuance of common stock	-	-	-	783	8	(8)	-	-	-
Surrender of restricted stock	-	-	-	(187)	(2)	(3,250)	(3,252)	-	(3,252)
Exercise of common stock options	-	-	-	52	-	681	681	-	681
Amortization of equity awards	-	-	-	-	-	5,178	5,178	-	5,178
Balance at March 31, 2019	$(804,241)	43	$43	422,037	$4,220	$6,119,855	$5,319,877	$76,981	$5,396,858

Balance at January 1, 2020	$(904,679)	20	$20	431,815	$4,318	$5,765,233	$4,864,892	$64,015	$4,928,907
Net income	90,100	-	-	-	-	-	90,100	289	90,389
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(262)	(262)
Dividends declared to common and preferred shares	(127,452)	-	-	-	-	-	(127,452)	-	(127,452)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(555)	(555)
Issuance of common stock	-	-	-	921	9	(9)	-	-	-
Surrender of restricted common stock	-	-	-	(274)	(3)	(5,156)	(5,159)	-	(5,159)
Exercise of common stock options	-	-	-	63	1	980	981	-	981
Amortization of equity awards	-	-	-	-	-	5,729	5,729	-	5,729
Acquisition of noncontrolling interests	-	-	-	-	-	(19,500)	(19,500)	(609)	(20,109)
Balance at March 31, 2020	$(942,031)	20	$20	432,525	$4,325	$5,747,277	$4,809,591	$62,878	$4,872,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019

Cash flow from operating activities:
Net income	$90,389	$116,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,397	71,561
Impairment charges	2,974	4,175
Equity award expense	5,905	5,477
Gain on sale of properties	(3,847)	(23,595)
Equity in income of joint ventures, net	(13,648)	(18,754)
Equity in income of other real estate investments, net	(10,958)	(6,224)
Distributions from joint ventures and other real estate investments	35,894	28,524
Change in accounts and notes receivable	(1,526)	878
Change in accounts payable and accrued expenses	5,456	2,837
Change in other operating assets and liabilities	(24,787)	(26,299)
Net cash flow provided by operating activities	155,249	155,258

Cash flow from investing activities:
Acquisition of operating real estate	(7,073)	-
Improvements to operating real estate	(54,973)	(51,345)
Improvements to real estate under development	(16,578)	(26,286)
Investments in marketable securities	-	(157)
Proceeds from sale of marketable securities	163	39
Investments in and advances to real estate joint ventures	(5,282)	(5,638)
Reimbursements of investments in and advances to real estate joint ventures	1,914	1,435
Investments in and advances to other real estate investments	(478)	(6,771)
Investment in other financing receivable	-	(48)
Collection of mortgage loans receivable	40	160
Proceeds from sale of operating properties	13,264	72,069
Proceeds from insurance casualty claims	2,450	1,000
Net cash flow used for investing activities	(66,553)	(15,542)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(75,681)	(3,224)
Principal payments on rental property debt	(2,742)	(3,137)
Proceeds from construction loan financing	-	3,300
Proceeds under the unsecured revolving credit facility, net	475,000	-
Financing origination costs	(5,145)	(3)
Payment of early extinguishment of debt charges	-	(771)
Redemption/distribution of noncontrolling interests	(20,926)	(773)
Dividends paid	(127,255)	(132,521)
Proceeds from issuance of stock, net	981	681
Change in other financing liabilities	(5,079)	(3,176)
Net cash flow provided by/(used for) financing activities	239,153	(139,624)

Net change in cash and cash equivalents	327,849	92
Cash and cash equivalents, beginning of the period	123,947	143,581
Cash and cash equivalents, end of the period	$451,796	$143,673

Interest paid during the period including payment of early extinguishment of debt charges of $0 and $771, respectively (net of capitalized interest of $4,364 and $3,137 respectively)	$25,383	$27,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation, a Maryland corporation, is one of North America’s largest publicly traded owners and operators of open-air shopping centers and mixed-use properties.  The terms “Kimco,” the “Company,” “we,” “our” and “us” each refer to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise. The Company, its affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, which are anchored generally by grocery stores, off-price retailers, home improvement centers, discounters and/or service-oriented tenants. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise.

The Company elected status as a Real Estate Investment Trust (a “REIT”) for federal income tax purposes beginning in its taxable year ended December 31, 1991 and operates in a manner that enables the Company to maintain its status as a REIT.  As a REIT, with respect to each taxable year, the Company must distribute at least 90 percent of its taxable income (excluding capital gain) and does not pay federal income taxes on the amount distributed to its shareholders.  The Company is not generally subject to federal income taxes if it distributes 100 percent of its taxable income.  Most states where the Company holds investments in real estate, conform to the federal rules recognizing REITs.  Certain subsidiaries have made a joint election with the Company to be treated as taxable REIT subsidiaries (“TRSs”), which permit the Company to engage in certain business activities which the REIT may not conduct directly.  A TRS is subject to federal and state income taxes on its income, and the Company includes, when applicable, a provision for taxes in its condensed consolidated financial statements.  The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiaries. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

The Company’s response to the COVID-19 pandemic -

In March 2020, coronavirus disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization (WHO). Shortly thereafter, the President of the United States declared a national emergency throughout the United States. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. The impact of COVID-19 on the retail industry for both landlords and tenants has been wide ranging, including, but not limited to, the temporary closures of many businesses, "shelter in place" orders, social distancing guidelines and other governmental, business and individual actions taken in response to the COVID-19 pandemic. There has also been reduced consumer spending due to job losses, government restrictions in response to COVID-19 and other effects attributable to COVID-19.

The COVID-19 pandemic, while still unfolding, has significantly impacted each of the Company’s stakeholders. The Company is aware of the critical role its shopping centers play in the communities they serve, often providing access to essential goods and services such as groceries, drug stores, and medical care. With very few exceptions, the Company’s shopping centers generally remain open to continue to provide access to these essential goods and services, and the Company has taken steps to protect the shoppers and tenants at its sites, following the guidance of the Centers for Disease Control and Prevention (CDC) and the WHO.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a substantial tax and spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The Company continues to monitor the impact of the COVID-19 pandemic closely, as well as any effects that may result from the CARES Act.

As of March 31, 2020, the Company has not incurred any significant disruptions to its business activities. Management cannot, at this point, estimate ultimate losses related to the COVID-19 pandemic, and accordingly no impairment charges were reflected in the Company’s Condensed Consolidated Statements of Income related to this matter. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators. In addition, the extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company will continue to monitor for any material or adverse effects resulting from the COVID-19 pandemic. See Footnote 16 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion.

The health and safety of the Company’s employees and their families is a top priority. The Company has taken the necessary steps to protect its employees and to empower them to work from home and care for their family members and children whose lives have also been impacted.

●	Beginning March 11, 2020, the Company transitioned nearly 100% of its workforce to work from home, ensuring they are safely situated during this critical social distancing period.
●	All business travel has been stopped until further notice.
●

The Company has benefited from recent investments in new technology and software over the last year, as its entire team is equipped with new laptops and cellular capability to enable them to work remotely.

●

Daily webinar training is being provided to ensure associates are fully supported to work from home. The Company’s human resources and information technology teams are available to all employees to address any needs or concerns they may have.

●	Associates will be provided paid time off to care for themselves or family members diagnosed with COVID-19.
●

The Company has ramped up communications at all levels and has initiated Company-wide virtual meetings such that executives are accessible, able to keep associates informed, and able to answer questions.

The Company will continue to evaluate individual situations as they arise and adjust its approach as appropriate, with the goal to enable its employees to be as productive as possible while offering them the flexibility they need to care for themselves and their families.

2. Summary of Significant Accounting Policies

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2019 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its condensed consolidated financial statements (See Footnotes 8 and 16 to the Notes to the Company’s Condensed Consolidated Financial Statements).

New Accounting Pronouncements –

In April 2020, the FASB staff developed a question-and-answer document, Topic 842 and Topic 840: Accounting for Lease Concessions related to the Effects of the COVID-19 Pandemic, which focuses on the application of the lease guidance in Topic 842, Leases, and Topic 840, Leases (if Topic 842 has not yet been adopted) for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff has been made aware that, given the unprecedented and global nature of the COVID-19 pandemic, it may be exceedingly challenging for entities to determine whether existing contracts provide enforceable rights and obligations for lease concessions and, if so, whether those concessions are consistent with the terms of the contract or are modifications to a contract. As such, an entity can elect not to evaluate whether certain relief provided by a lessor in response to the COVID-19 pandemic is a lease modification. An entity that makes this election can then elect to apply the modification guidance to that relief or account for the concession as if it were contemplated as part of the existing contract. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. For example, this election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract.

Some concessions will provide a deferral of payments with no substantive changes to the consideration in the original contract. A deferral affects the timing of cash receipts, but the amount of the consideration is substantially the same as that required by the original contract. The FASB staff expects that there will be multiple ways to account for those deferrals, none of which the FASB staff believes are preferable to the others. Two of those methods are:

(i)

Account for the concessions as if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable, and a lessee would increase its accounts payable as receivables/payments accrue. In its income statement, a lessor would continue to recognize income, and a lessee would continue to recognize expense during the deferral period.

(ii)	Account for the deferred payments as variable lease payments.

As of March 31, 2020, the Company did not provide and/or enter into lease concessions related to the COVID-19 pandemic as a lessor or lessee related to rental income/expense recognized during the three months ended March 31, 2020. The Company is currently assessing and continuing to evaluate the impact of this lease guidance for any lease concessions related to the effects of the COVID-19 pandemic on the Company’s financial position and/or results of operations subsequent to March 31, 2020.

The following table represents ASUs to the FASB’s ASC that, as of March 31, 2020, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

ASU	Description	Effective Date	Effect on the financial statements or other significant matters

ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force)

The amendments clarify the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. This ASU, among other things, clarifies that an entity should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323 for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.

		January 1, 2021; Early adoption permitted	The adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.

The following ASUs to the FASB’s ASC have been adopted by the Company as of the date listed:

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters
ASU 2020-03, Codification Improvements to Financial Instruments

This ASU improves and clarifies various financial instruments topics. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications.

		The amendment is divided into issues 1 to 7 with different effective dates.	The Company adopted issues 1-7 of this ASU, the adoption did not have a material impact on the Company’s financial position and/or results of operations.
ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting

This ASU is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates.

		This guidance is effective immediately, and the Company may elect to apply the amendments prospectively through December 31, 2022.	The adoption of this ASU did not have a material impact on the Company’s financial position and/or results of operations.
ASU 2018-17, Consolidation (Topic 810) – Targeted Improvements to Related Party Guidance for Variable Interest Entities

The amendment to Topic 810 clarifies the following areas:

(i)   Applying the variable interest entity (VIE) guidance to private companies under common control, and

(ii)  Considering indirect interests held through related parties under common control, for determining whether fees paid to decision makers and service providers are variable interests.

This update improves the accounting for those areas, thereby improving general purpose financial reporting. Retrospective adoption is required.

		January 1, 2020; Early adoption permitted	The adoption of this ASU did not have a material impact on the Company’s financial position and/or results of operations

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

		January 1, 2020; Early adoption permitted	The adoption of this ASU did not have a material impact on the Company’s financial position and/or results of operations

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

	January 1, 2020; Early adoption permitted	The adoption of this ASU did not have a material impact on the Company’s financial position and/or results of operations.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses

ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief

ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses

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

In November 2019, the FASB issued ASU 2019-11, which clarifies treatment of certain credit losses and disclosure requirements.

January 1, 2020; Early adoption permitted

The Company adopted this standard using the modified retrospective method.

While the Company’s mortgages and other financing receivables are impacted by this ASU, the adoption did not have a material impact to the Company’s Condensed Consolidated Financial Statements.

3. Real Estate

Acquisitions of Operating Properties -

During the three months ended March 31, 2020, the Company acquired the following operating property, through a direct asset purchase (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	GLA*
North Valley Parcel	Peoria, AZ	Feb-20	$7,073	9

* Gross leasable area ("GLA")

Purchase Price Allocation -

The purchase price for this acquisition is allocated to real estate and related intangible assets acquired, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for the property acquired during the three months ended March 31, 2020, is as follows (in thousands):

	Allocation as of March 31, 2020	Weighted-Average Amortization Period (in Years)
Land	$935	n/a
Buildings	4,610	50.0
Building improvements	221	45.0
Tenant improvements	382	19.4
In-place leases	925	19.4
Net assets acquired	$7,073

Real Estate Under Development –

The Company is engaged in a real estate development project located in Dania Beach, FL for long-term investment. Construction is currently planned to continue on this real estate development project during the COVID-19 pandemic. As of March 31, 2020, and December 31, 2019, the costs incurred for this real estate development project were $230.6 million and $220.2 million, respectively, including capitalized costs of $28.4 million and $21.3 million, respectively. The Company capitalized (i) interest of $2.0 million and $1.9 million, (ii) real estate taxes, insurance and legal costs of $0.4 million and $0.3 million and (iii) payroll of $0.5 million and $0.5 million during the three months ended March 31, 2020 and 2019, respectively, in connection with this real estate development project.

Redevelopment –

Due to the recent COVID-19 pandemic mentioned above, the Company is re-evaluating its current redevelopment and re-tenanting projects and will only move forward with the projects it feels are necessary.

Dispositions -

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Aggregate sales price	$13.5	$74.2
Gain on sale of properties	$3.8	$23.6
Number of properties sold	1	5
Number of out-parcels sold	-	2

Impairments -

During the three months ended March 31, 2020 and 2019, the Company recognized aggregate impairment charges of $3.0 million and $4.2 million, respectively, related to adjustments to property carrying values for properties which the Company has marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold period for such properties. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third party offers. See Footnote 11 to the Notes to the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

The COVID-19 pandemic has significantly impacted the retail sector in which the Company operates and if the effects of the pandemic are prolonged, it could have a significant adverse impact to the underlying industries of many of the Company’s tenants. Management cannot, at this point, estimate ultimate losses related to the COVID-19 pandemic, and accordingly no impairment charges were reflected in the accompanying financial statements related to this matter. The Company will continue to monitor the economic, financial, and social conditions resulting from this pandemic and will assess its asset portfolio for any impairment indicators. If the Company has determined that any of its assets are impaired the Company would be required to take impairment charges and such amounts could be material.

4. Investments in and Advances to Real Estate Joint Ventures

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

The table below presents joint venture investments for which the Company held an ownership interest at March 31, 2020 and December 31, 2019 (dollars in millions):

	Ownership	The Company’s Investment
Joint Venture	Interest	March 31, 2020	December 31, 2019
Prudential Investment Program (1)	15.0%	$169.6	$169.5
Kimco Income Opportunity Portfolio (“KIR”) (1)	48.6%	177.7	175.0
Canada Pension Plan Investment Board (“CPP”) (1)	55.0%	156.6	151.7
Other Joint Venture Programs	Various	81.7	81.9
Total*		$585.6	$578.1

* Representing 98 property interests and 21.3 million square feet of GLA, as of both March 31, 2020 and December 31, 2019.

(1)

The Company manages these joint venture investments and, where applicable, earns property management fees, construction management fees, property acquisition and disposition fees, leasing management fees and asset management fees.

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
Joint Venture	2020	2019
Prudential Investment Program	$2.6	$2.9
KIR	9.8	14.5
CPP	1.0	1.4
Other Joint Venture Programs	0.2	-
Total	$13.6	$18.8

During the three months ended March 31, 2019, certain of the Company’s real estate joint ventures disposed of four operating properties, in separate transactions, for an aggregate sales price of $54.5 million. These transactions resulted in an aggregate net gain to the Company of $3.4 million for the three months ended March 31, 2019.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2020 and December 31, 2019 (dollars in millions):

	As of March 31, 2020			As of December 31, 2019
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$537.0	2.91%	43.8	$538.1	3.46%	46.8
KIR	561.4	4.15%	32.0	556.0	4.39%	28.4
CPP	84.9	3.25%	39.0	84.8	3.25%	42.0
Other Joint Venture Programs	414.4	3.62%	78.5	415.2	3.87%	80.9
Total	$1,597.7			$1,594.1

* Includes extension options

5. Other Real Estate Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of March 31, 2020, the Company’s net investment under the Preferred Equity Program was $159.6 million relating to 205 properties, including 195 net leased properties.  During the three months ended March 31, 2020, the Company recognized income of $11.1 million from its preferred equity investments, including profit participation of $6.3 million. During the three months ended March 31, 2019, the Company recognized income of $6.5 million from its preferred equity investments, including profit participation of $1.0 million. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

6. Leases

Lessor Leases

The Company's primary source of revenues are derived from lease agreements, which includes rental income and expense reimbursement. The Company's lease income is comprised of minimum base rent, expense reimbursements, percentage rent, lease termination fee income, ancillary income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments.

The disaggregation of the Company's lease income, which is included in Revenue from rental properties on the Company's Condensed Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three months ended March 31, 2020 and 2019, is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease income:
Fixed lease income (1)	$217,155	$214,804
Variable lease income (2)	58,907	66,516
Above-market and below-market leases amortization, net	9,942	9,314
Total lease cost	$286,004	$290,634

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.

Lessee Leases

The Company currently leases real estate space under noncancelable operating lease agreements for ground leases and administrative office leases. The Company’s leases have remaining lease terms ranging from less than one year to 51.9 years, some of which include options to extend the terms for up to an additional 75 years. The Company does not include any of its renewal options in its lease terms for calculating its lease liability as the renewal options allow the Company to maintain operational flexibility, and the Company is not reasonably certain it will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for the Company’s operating leases was 21.0 years at March 31, 2020. The weighted-average discount rate was 6.65% at March 31, 2020. The Company’s operating lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease by lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applied adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets.

The components of the Company’s lease expense, which are included in rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease cost:
Operating lease cost	$2,598	$3,328
Variable lease cost	727	269
Total lease cost	$3,325	$3,597

7. Other Assets

Mortgages and Other Financing Receivables -

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. The Company reviews payment status to identify performing versus non-performing loans. As of March 31, 2020, the Company had a total of seven loans aggregating $7.8 million, all of which were identified as performing loans.

Assets Held-For-Sale -

At March 31, 2020, the Company had a property classified as held-for-sale at a net carrying amount of $1.3 million (including accumulated depreciation and amortization of $1.1 million). The Company’s determination of the fair value of the property was based upon an executed contract of sale with a third party, which is in excess of the book value of this property.

8. Notes, Mortgages and Construction Loan Payable

Notes Payable –

In February 2020, the Company closed on a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which replaced the Company’s existing $2.25 billion unsecured revolving credit facility. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility, which accrues interest at a rate of LIBOR plus 77.5 basis points (1.76% as of March 31, 2020), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of March 31, 2020, the Credit Facility had an outstanding balance of $675.0 million and $0.3 million appropriated for letters of credit and the Company was in compliance with its covenants.

On April 1, 2020, the Company entered into a new $375.0 million unsecured term loan credit facility pursuant to a credit agreement (the “Term Loan”), with a group of banks, which is scheduled to expire in April 2021, with a one-year extension option to extend the maturity date, at the Company’s discretion, to April 2022. The Term Loan accrues interest at a rate of LIBOR plus 140 basis points or, at the Company’s option, a spread of 40 basis points to the base rate defined in the Term Loan, that in each case fluctuates in accordance with changes in the Company’s senior debt ratings. The Term Loan can be increased by an additional $750.0 million through an accordion feature. Pursuant to the terms of the Term Loan, the Company is subject to covenants that are substantially the same as those in the Credit Facility. During April 2020, borrowings under the Term Loan were increased to $590.0 million through the accordion feature.

Mortgages and Construction Loan Payable -

In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one development property. This loan commitment was scheduled to mature in August 2020, with six additional six-month options to extend the maturity date to August 2023, and bore interest at a rate of LIBOR plus 180 basis points. During the three months ended March 31, 2020, this construction loan was fully repaid.

During the three months ended March 31, 2020, the Company repaid $8.8 million of mortgage debt (including fair market value adjustment of $0.1 million) that encumbered an operating property.

9. Noncontrolling Interests

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

During the three months ended March 31, 2020, the Company acquired its partner’s interests in a consolidated entity for a purchase price of $20.0 million. This transaction resulted in a net decrease in Noncontrolling interests of $0.5 million and a corresponding net increase in Paid-in capital of $19.5 million on the Company’s Condensed Consolidated Balance Sheets. There are no remaining partners in this consolidated entity.

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Condensed Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at January 1,	$17,943	$23,682
Income	262	92
Distributions	(262)	(90)
Balance at March 31,	$17,943	$22,684

10. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at both March 31, 2020 and December 31, 2019, are 22 consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At March 31, 2020, total assets of these VIEs were $1.0 billion and total liabilities were $65.5 million. At December 31, 2019, total assets of these VIEs were $0.9 billion and total liabilities were $70.9 million.

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

Additionally, included within the Company’s real estate development projects at December 31, 2019, is one consolidated entity that was a VIE, for which the Company was the primary beneficiary. This entity had been established to develop a real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership and management of the property. This entity was deemed a VIE primarily because the equity investments at risk were not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest. At December 31, 2019, total assets of this real estate development VIE were $346.9 million and total liabilities were $82.5 million. During the three months ended March 31, 2020 the Company purchased the partner’s noncontrolling interest and maintains full ownership of the entity. As a result, the entity is no longer a VIE.

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

	As of March 31, 2020	As of December 31, 2019
Number of unencumbered VIEs	19	19
Number of encumbered VIEs	3	4
Total number of consolidated VIEs	22	23

Restricted Assets:
Real estate, net	$99.1	$228.9
Cash and cash equivalents	1.6	9.2
Accounts and notes receivable, net	2.0	3.8
Other assets	1.5	3.6
Total Restricted Assets	$104.2	$245.5

VIE Liabilities:
Mortgages and construction loan payable, net	$37.6	$104.5
Other liabilities	27.9	48.9
Total VIE Liabilities	$65.5	$153.4

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1)	$5,303,656	$5,041,889	$4,831,759	$4,983,763
Mortgages and construction loan payable, net (2)	$404,879	$405,562	$484,008	$486,042

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its unsecured revolving credit facility was classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2, as of March 31, 2020 and December 31, 2019, were $4.4 billion and $4.8 billion, respectively. The estimated fair value amounts classified as Level 3, as of March 31, 2020 and December 31, 2019, were $625.4 million and $199.9 million, respectively.

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

The tables below present the Company’s financial assets measured at fair value on a recurring basis at  March 31, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2020	Level 1	Level 2	Level 3

Marketable equity securities	$4,524	$4,524	$-	$-

	Balance at December 31, 2019	Level 1	Level 2	Level 3

Marketable equity securities	$9,353	$9,353	$-	$-

Assets measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019, are as follows (in thousands):

	Balance at March 31, 2020	Level 1	Level 2	Level 3

Real estate	$5,300	$-	$-	$5,300

	Balance at December 31, 2019	Level 1	Level 2	Level 3

Real estate	$39,510	$-	$-	$39,510
Other real estate investments	$32,974	$-	$-	$62,429

During the three months ended March 31, 2020 and 2019, the Company recognized impairment charges related to adjustments to property carrying values of $3.0 million and $4.2 million, respectively. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third party offers. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion regarding impairment charges).

12. Incentive Plans

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

The Company recognized expenses associated with its equity awards of $5.9 million and $5.5 million for the three months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020, the Company had $52.0 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.3 years.

13. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended
	March 31,
	2020	2019
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$83,746	$101,635
Earnings attributable to participating securities	(686)	(625)
Net income available to the Company’s common shareholders for basic earnings per share	83,060	101,010
Distributions on convertible units	-	25
Net income available to the Company’s common shareholders for diluted earnings per share	$83,060	$101,035

Weighted average common shares outstanding – basic	429,735	419,464
Effect of dilutive securities (1):
Equity awards	717	1,182
Assumed conversion of convertible units	53	117
Weighted average common shares outstanding – diluted	430,505	420,763

Net income available to the Company's common shareholders:
Basic earnings per share	$0.19	$0.24
Diluted earnings per share	$0.19	$0.24

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 1.2 million and 1.3 million stock options that were not dilutive as of March 31, 2020 and 2019, respectively.

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

14. Stockholders’ Equity

Preferred Stock -

The Company’s outstanding Preferred Stock is detailed below:

As of March 31, 2020 and December 31, 2019
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	9,000	$225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		19,580	$489,500

Common Stock -

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended March 31, 2020. As of March 31, 2020, the Company had $224.9 million available under this share repurchase program.

During September 2019, the Company established an at the market continuous offering program (“ATM program”), pursuant to which the Company may offer and sell from time to time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not offer for sale any shares of common stock under the ATM program during the three months ended March 31, 2020.

Dividends Declared -

The following table provides a summary of the dividends declared per share:

	Three Months Ended March 31,
	2020	2019
Common Shares	$0.28000	$0.28000
Class I Depositary Shares (1)	$-	$0.37500
Class J Depositary Shares (1)	$-	$0.34375
Class K Depositary Shares (1)	$-	$0.35156
Class L Depositary Shares	$0.32031	$0.32031
Class M Depositary Shares	$0.32813	$0.32813

(1)	Shares were fully redeemed during 2019

15. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Acquisition of real estate interests through proceeds held in escrow	$-	$30,970
Surrender of restricted common stock	$5,159	$3,252
Declaration of dividends paid in succeeding period	$126,473	$130,444
Capital expenditures accrual	$47,533	$70,976

16. Subsequent Events

During and subsequent to the first quarter 2020, the world has been impacted by the COVID-19 pandemic. It has created significant economic uncertainty and volatility. The extent to which the COVID-19 pandemic impacts the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not be able to predict at this time, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be taken in response to the pandemic, the impact on economic activity from the pandemic and actions taken in response, the effect on the Company’s tenants and their businesses, the ability of tenants to make their rental payments and any additional closures of tenants’ businesses. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price.

As of April 30, 2020, the Company’s shopping centers generally remain open, however, a substantial number of tenants have temporarily closed their businesses, have shortened their operating hours or are offering reduced services. The Company has also observed a substantial increase in the number of tenants that have made late or partial rent payments, requested a deferral of rent payments or defaulted on rent payments.

As a result of these requests and the current economic uncertainty, the Company has taken important steps to offer its support:

●	The Company has worked with these tenants to potentially grant rent deferrals on a tenant-by-tenant basis. The deferrals are anticipated to be paid within a period of one year or less.
●

During April 2020, the Company began piloting a Tenant Assistance Program to assist small business tenants in identifying and applying for federal and state aid to help support their businesses during the COVID-19 pandemic. The Company is working in partnership with law firms to provide assistance with the application process at the Company’s expense. Legal professionals will assist tenants in identifying suitable loan programs, identifying potential lending institutions, and preparing and submitting applications.

●	The Company is closely monitoring recommendations and mandates of federal, state and local governments and health authorities.
●

At the onset of the COVID-19 pandemic in the U.S., the Company immediately increased the frequency and intensity of its janitorial services to help prevent the spread of the virus. Areas such as public bathrooms, interior concourses and hallways, vestibules and shared doors, and elevators and escalators are being sanitized multiple times per day.

●

The Company’s teams are also working quickly to provide additional assistance in the communities where it operates, finding creative ways to use its conveniently located shopping centers during this difficult time. The Company is fast-tracking the approval of drive-thru testing centers, blood drive locations, and school lunch pick-ups, and several of its shopping centers are already offering these services.

●	The Company launched the Kimco Curbside Pickup™ program designating dedicated parking spots for curbside pickup at its centers for use by all tenants and their customers.

In addition, on April 1, 2020, the Company entered into a new $375.0 million unsecured term loan credit facility, that was subsequently increased to $590.0 million through an accordion feature. See Footnote 8 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion regarding the Term Loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations and management’s ability to estimate the impact of such changes, (vi) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (vii) pandemics or other health crises, such as coronavirus disease 2019 (“COVID-19”), (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (ix) valuation and risks related to the Company’s joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xvi) the risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2019. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s Current Reports on Form 8-K that the Company files with the Securities and Exchange Commission (“SEC”).

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Overview

Kimco Realty Corporation, a Maryland corporation, is one of North America’s largest publicly traded owners and operators of open-air, grocery-anchored shopping centers and mixed-use assets. The terms “Kimco,” the “Company,” “we,” “our” and “us” each refer to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise.  The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of March 31, 2020, the Company had interests in 401 U.S. shopping center properties, aggregating 70.0 million square feet of gross leasable area (“GLA”), located in 27 states. In addition, the Company had 215 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 6.0 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

The Company’s investment strategy is to invest capital into its high-quality assets which are tightly clustered in major metropolitan markets that provide opportunity for growth while disposing of lesser quality assets in less desirable locations. Through this strategy, the Company has transformed its portfolio and will continue these efforts as deemed necessary to maximize the quality and growth of its portfolio. Property acquisitions are focused in major metropolitan areas allowing tenants to generate higher foot traffic resulting in higher sales volume accompanied with a potential for a mixed-use component. The Company believes that this will enable it to maintain higher occupancy levels, rental rates and rental growth.

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

As part of the Company’s investment strategy each property is evaluated for its highest and best use, which may include residential and mixed-use components. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate such as repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company has a capital recycling program that provides for the disposition of certain lesser quality assets. If the estimated fair value for any of these assets is less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material.

COVID-19 Pandemic

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. The COVID-19 pandemic has significantly impacted the retail sector in which the Company operates, and if the effects of the pandemic are prolonged, it could have a significant adverse impact on the underlying industries of many of the Company’s tenants. Accordingly, the Company’s tenants and their operations, and, thus, their ability to pay rent, have been impacted and may continue to be impacted.  At the end of April 2020, all the Company’s shopping centers remain open and operational continuing to provide access to tenants providing essential goods and services. However, a substantial number of tenants have temporarily closed their business, have shortened their operating hours or are offering reduced services. Based on information currently available to us, approximately 44% of annual base rent across the portfolio comes from tenants that are subject to some form of mandatory closure or have voluntarily closed. As a result, the Company has observed a substantial increase in the number of tenants that have made late or partial rent payments, requested a deferral of rent payments, or defaulted on rent payments, and it is likely that more of our tenants will be similarly impacted in the future.  The Company received rent deferral requests approximating 35% of the Company’s pro-rata minimum base rent for the month of April, with the Company selectively granting deferrals for 14% of the minimum base rent for this period. The Company continues to negotiate for the payment of the remaining April rent not yet collected.

The impact of COVID-19 on the Company’s future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the success of governmental, business and individual actions that have been and continue to be taken in response to COVID-19, the impact of COVID-19 on economic activity, the effect of COVID-19 on the Company’s tenants and their businesses, the ability of tenants to make their rental payments and any additional closures of tenants’ businesses.

The Company is continuing to monitor the impact of COVID-19 on the Company’s business, tenants and industry as a whole.  The magnitude and duration of the COVID-19 pandemic and its impact on the Company’s operations and liquidity is uncertain as of the filing date of this Quarterly Report on Form 10-Q as this pandemic continues to evolve globally. However, if the COVID-19 pandemic continues its current trajectory, such impacts could grow and become material and could materially disrupt the Company’s business operations. See Part II. Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q and Footnotes 1, 2, 8 and 16 to the Notes to the Company’s Condensed Consolidated Financial Statements for further discussion of the possible impact of the COVID-19 pandemic on the Company’s business.

As of March 31, 2020, the Company has not incurred any significant disruptions to its business activities. Management cannot, at this point, estimate ultimate losses related to the COVID-19 pandemic, and accordingly no impairment charges were reflected in the accompanying financial statements related to this matter. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators. If the Company determines that any of its assets are impaired, the Company would be required to take impairment charges and such amounts could be material. See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion regarding impairment charges.

Also, in response to the COVID-19 pandemic, in April 2020, the Company closed on a $375.0 million unsecured term loan credit facility (the "Term Loan") that was subsequently increased to $590.0 million through an accordion feature.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2020, as compared to the corresponding periods in 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019	Change

Revenues
Revenues from rental properties, net	$286,004	$290,634	$(4,630)
Management and other fee income	3,740	4,376	(636)
Operating expenses
Rent (1)	(2,835)	(2,692)	(143)
Real estate taxes	(39,652)	(39,347)	(305)
Operating and maintenance (2)	(42,408)	(40,896)	(1,512)
General and administrative (3)	(21,017)	(25,831)	4,814
Impairment charges	(2,974)	(4,175)	1,201
Depreciation and amortization	(69,397)	(71,561)	2,164
Gain on sale of properties	3,847	23,595	(19,748)
Other income/(expense)
Other (expense)/income, net	(3,422)	2,622	(6,044)
Interest expense	(46,060)	(44,395)	(1,665)
Provision for income taxes, net	(43)	(630)	587
Equity in income of joint ventures, net	13,648	18,754	(5,106)
Equity in income of other real estate investments, net	10,958	6,224	4,734
Net income attributable to noncontrolling interests	(289)	(509)	220
Preferred dividends	(6,354)	(14,534)	8,180
Net income available to the Company's common shareholders	$83,746	$101,635	$(17,889)
Net income available to the Company:
Diluted per common share	$0.19	$0.24	$(0.05)

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
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

Net income available to the Company’s common shareholders was $83.7 million for the three months ended March 31, 2020, as compared to $101.6 million for the comparable period in 2019. On a diluted per common share basis, net income available to the Company for the three months ended March 31, 2020 was $0.19 as compared to $0.24 for the comparable period in 2019.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Income, that the Company believes changed significantly and affected Net income available to the Company's common shareholders during the three months ended March 31, 2020, as compared to the corresponding period in 2019:

Revenue from rental properties, net –

The decrease in Revenues from rental properties, net of $4.6 million is primarily from (i) a decrease in revenues of $13.1 million due to properties sold during 2020 and 2019, partially offset by (ii) the completion of certain redevelopment and development projects included in the Company’s Signature Series™, which provided incremental revenues for the three months ended March 31, 2020 of $4.5 million, as compared to the corresponding period in 2019 and (iii) acquisitions, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the three months ended March 31, 2020 of $4.0 million, as compared to the corresponding period in 2019.

General and administrative –

The decrease in General and administrative expense of $4.8 million is primarily due to (i) a reduction of $2.6 million primarily due to the fluctuations in value of various directors’ deferred stock during the three months ended March 31, 2020, as compared to the corresponding period in 2019, (ii) a reduction in salary and severance expense for the three months ended March 31, 2020 of $1.8 million, as compared to the corresponding period in 2019, and (iii) a reduction in office rent expense of $0.4 million as compared to the corresponding period in 2019.

Gain on sale of properties –

During the three months ended March 31, 2020, the Company disposed of an operating property for a sales price of $13.5 million, which resulted in a gain of $3.8 million.

During the three months ended March 31, 2019, the Company disposed of five operating properties and two out-parcels, in separate transactions, for an aggregate sales price of $74.2 million. These transactions resulted in aggregate gains of $23.6 million.

Other (expense)/income, net –

The change in Other (expense)/income, net of $6.0 million is primarily due to changes in the fair value of available-for-sale marketable securities.

Equity in income of joint ventures, net –

The decrease in Equity in income of joint ventures, net of $5.1 million is primarily due to (i) the recognition of net gains of $3.7 million resulting from the sale of properties within various joint venture investments during the three months ended March 31, 2019 and (ii) lower equity in income of $1.4 million within various joint venture investments during 2020, as compared to the corresponding period in 2019, resulting from the sale of properties within various joint venture investments during 2019.

Equity in income of other real estate investments, net –

The increase in Equity in income of other real estate investments, net of $4.7 million is primarily due to a net increase in profit participation from the sale of properties within the Company’s Preferred Equity Program during 2020, as compared to the corresponding period in 2019.

Preferred dividends –

The decrease in Preferred dividends of $8.2 million is primarily due the redemption of preferred shares (Classes I, J and K) during 2019.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At March 31, 2020, the Company’s five largest tenants were TJX Companies, Home Depot, Ahold Delhaize USA, Albertsons and Ross Stores, which represented 3.9%, 2.5%, 2.1%, 2.0% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest. As discussed above, as a result of the COVID-19 pandemic, the Company has observed a substantial increase in the number of tenants that have made late or partial rent payments, requested a deferral of rent payments, or defaulted on rent payments, and it is likely that more of our tenants will be similarly impacted in the future.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, term loan, mortgages and construction loan financing, and immediate access to the Credit Facility with bank commitments of $2.0 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in thousands):

	Three months Ended March 31,
	2020	2019
Cash and cash equivalents, beginning of the period	$123,947	$143,581
Net cash flow provided by operating activities	155,249	155,258
Net cash flow used for investing activities	(66,553)	(15,542)
Net cash flow provided by/(used for) financing activities	239,153	(139,624)
Net change in cash and cash equivalents	327,849	92
Cash and cash equivalents, end of the period	$451,796	$143,673

Operating Activities

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility and Term Loan and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A. Risk Factors. See further discussion relating to the effects of the COVID-19 pandemic in the “COVID-19 Pandemic”, “Investing Activities” and “Financing Activities” sections within this Item 2.

Net cash flow provided by operating activities for the three months ended March 31, 2020, was $155.2 million, as compared to $155.3 million for the comparable period in 2019. The decrease of $0.1 million is primarily attributable to:

●	the disposition of operating properties in 2020 and 2019; partially offset by
●	an increase in distributions from the Company’s joint venture programs;
●	new leasing, expansion and re-tenanting of core portfolio properties;
●	changes in operating assets and liabilities due to timing of receipts and payments; and
●	the acquisition of an operating property during 2020.

Due to the current economic uncertainty resulting from the COVID-19 pandemic, the Company has been working with its tenants to potentially grant rent deferrals on a tenant-by-tenant basis relating to April rents. The deferrals are anticipated to be paid within a period of one year or less.

In addition, during April 2020, the Company began piloting a Tenant Assistance Program to assist small business tenants in identifying and applying for federal and state aid to help support their businesses during the COVID-19 pandemic. The Company is working in partnership with law firms to provide assistance with the application process at the Company’s expense. Legal professionals will assist tenants in identifying suitable loan programs, identifying potential lending institutions, and preparing and submitting applications.

Investing Activities

Net cash flow used for investing activities was $66.6 million for the three months ended March 31, 2020, as compared to $15.5 million for the comparable period in 2019.

Investing activities during 2020 primarily consisted of:

Cash inflows:

●	$13.3 million in proceeds from the sale of a consolidated operating property; and
●	$2.5 million in proceeds from insurance casualty claims.

Cash outflows:

●	$71.6 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●	$7.1 million for the acquisition of operating real estate; and
●

$5.8 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio, and investments in other real estate investments, primarily related to repayment of a mortgage within the Company’s Preferred Equity Program.

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

Acquisition of Operating Real Estate –

During the three months ended March 31, 2020 and 2019, the Company expended $7.1 million and $0 million (after use of Internal Revenue Code Section 1031 proceeds of $31.0 million in 2019), respectively, towards the acquisition of an operating real estate property adjacent to an existing operating real estate property. The Company anticipates spending approximately up to $75.0 million towards the acquisition of operating properties for the remainder of 2020. The Company intends to fund these acquisitions with net cash flow provided by operating activities, proceeds from property dispositions and availability under the Company's Credit Facility and Term Loan.

Improvements to Operating Real Estate –

During the three months ended March 31, 2020 and 2019, the Company expended $55.0 million and $51.3 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Three months Ended March 31,
	2020	2019
Redevelopment and renovations	$43,871	$36,357
Tenant improvements and tenant allowances	11,102	11,937
Other	-	3,051
Total improvements (1)	$54,973	$51,345

(1)

During the three months ended March 31, 2020 and 2019, the Company capitalized payroll of $2.6 million and $1.1 million, respectively, and capitalized interest of $2.4 million and $1.2 million, respectively, in connection with the Company’s improvements to operating real estate.

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

Due to the recent COVID-19 pandemic mentioned above, the Company is re-evaluating its current redevelopment and re-tenanting projects and will only move forward with the projects it feels are necessary. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2020 will be approximately $80.0 million to $130.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company’s Credit Facility.

Real Estate Under Development –

The Company is engaged in select real estate development projects, which are expected to be held as long-term investments. As of March 31, 2020, the Company had one active real estate development project in progress. During the three months ended March 31, 2020 and 2019, the Company expended $16.6 million and $26.3 million, respectively, towards improvements to real estate under development. The Company capitalized (i) interest of $2.0 million and $1.9 million, (ii) real estate taxes, insurance and legal costs of $0.4 million and $0.3 million and (iii) payroll of $0.5 million and $0.5 million during the three months ended March 31, 2020 and 2019, respectively, in connection with its real estate development project. The Company anticipates the total remaining costs to complete this active project to be approximately $25.0 million to $50.0 million. The Company anticipates its capital commitment toward this development project for the remainder of 2020 will be approximately $20.0 million to $40.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities, construction financing, where applicable, and availability under the Company’s Credit Facility.

Financing Activities

Net cash flow provided by financing activities was $239.2 million for the three months ended March 31, 2020, as compared to net cash flow used for financing activities of $139.6 million for the comparable period in 2019.

Financing activities during 2020 primarily consisted of:

Cash inflows:

●	$475.0 million in proceeds from borrowings under the Company’s unsecured revolving Credit Facility, net.

Cash outflows:

●	$127.3 million of dividends paid;
●

$78.4 million for principal payments on debt (primarily related to the repayment of debt on an encumbered property and the payoff of a construction loan), including normal amortization on rental property debt;

●	$20.9 million for the redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership interests by consolidated subsidiaries; and
●	$5.1 million for financing origination costs, primarily related to the new unsecured revolving credit facility.

Financing activities during 2019 primarily consisted of:

Cash inflows:

●	$3.3 million in proceeds from construction loan financing at one development project.

Cash outflows:

●	$132.5 million of dividends paid; and
●	$6.4 million for principal payments on debt (primarily related to the repayment of debt on an encumbered property), including normal amortization on rental property debt.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks. Due to the recent COVID-19 pandemic mentioned above, the Company has noticed a continuing trend that, although pricing remains dependent on specific deal terms, generally spreads for non-recourse mortgage and construction loan financing have been widening, and the unsecured debt markets are available with elevated credit spreads.

Debt maturities for 2020 consist of: $83.6 million of consolidated debt, $111.6 million of unconsolidated joint venture debt and $61.9 million of debt included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available. The 2020 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s Credit Facility and debt refinancing where applicable. The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its investment-grade senior, unsecured debt ratings.  The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings, mortgages and/or construction loan financing and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $14.5 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air, grocery-anchored shopping centers and mixed-use assets, funding real estate under development projects, expanding and improving properties in the portfolio and other investments.

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

Common Stock –

During September 2019, the Company established an at the market continuous offering program (the “ATM program"), pursuant to which the Company may offer and sell from time to time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not offer for sale any shares of common stock under the ATM program during the three months ended March 31, 2020.

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended March 31, 2020. As of March 31, 2020, the Company had $224.9 million available under this share repurchase program.

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of March 31, 2020
Consolidated Indebtedness to Total Assets	<65%	43%
Consolidated Secured Indebtedness to Total Assets	<40%	3%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.7x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.3x

For a full description of the various indenture covenants, refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; and the Seventh Supplemental Indenture dated as of April 24, 2014, each as filed with the SEC. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2019 for specific filing information.

Credit Facility –

In February 2020, the Company closed on a new $2.0 billion Credit Facility with a group of banks, which replaced the Company’s existing $2.25 billion unsecured revolving credit facility. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility, which accrues interest at a rate of LIBOR plus 77.5 basis points (1.76% as of March 31, 2020), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of March 31, 2020, the Credit Facility had an outstanding balance of $675.0 million and $0.3 million appropriated for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of March 31, 2020
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	43%
Total Priority Indebtedness to GAV	<35%	1%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.2x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.3x

For a full description of the Credit Facility’s covenants, refer to the Amended and Restated Credit Agreement dated as of February 27, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2020.

Term Loan –

On April 1, 2020, the Company entered into a new $375.0 million Term Loan pursuant to a credit agreement, with a group of banks, which is scheduled to expire in April 2021, with a one-year extension option to extend the maturity date, at the Company’s discretion, to April 2022. The Term Loan, accrues interest at a rate of LIBOR plus 140 basis points or, at the Company’s option, a spread of 40 basis points to the base rate defined in the Term Loan, each of which fluctuates in accordance with changes in the Company’s senior debt ratings. The Term Loan can be increased by an additional $750.0 million through an accordion feature. Pursuant to the terms of the Term Loan, the Company is subject to covenants that are substantially the same as those in the Credit Facility. During April 2020, borrowings under the Term Loan were increased to $590.0 million through the accordion feature.

Mortgages and Construction Loan Payable –

In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one development property. This loan commitment was scheduled to mature in August 2020, with six additional six-month options to extend the maturity date to August 2023, and bore interest at a rate of LIBOR plus 180 basis points. During the three months ended March 31, 2020, this construction loan was fully repaid.

During the three months ended March 31, 2020, the Company repaid $8.8 million of mortgage debt (including fair market value adjustment of $0.1 million) that encumbered an operating property.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loan financing to partially fund the capital needs of its real estate development projects. As of March 31, 2020, the Company had over 320 unencumbered property interests in its portfolio.

COVID-19 –

In light of the ongoing spread of the COVID-19 pandemic and the uncertainty related to its unfolding economic impact, the Company is focused on its liquidity position including: (i) its availability under the new $2.0 billion ($2.75 billion with the accordion feature) unsecured revolving credit facility, (ii) its new $375.0 million Term Loan entered into on April 1, 2020 and was subsequently increased to $590.0 million through the accordion feature, (iii) $451.8 million of cash and cash equivalents on hand at March 31, 2020, and (iv) as mentioned above, over 320 unencumbered property interests.

The Company is continuing to monitor the impact of COVID-19 on the Company’s business, tenants and industry as a whole. The magnitude and duration of the COVID-19 pandemic and its impact on the Company’s operations and liquidity is uncertain as of the filing date of this Quarterly Report on Form 10-Q as this pandemic continues to evolve globally. However, if the COVID-19 pandemic continues on its current trajectory, such impacts could grow and become material and could materially disrupt the Company’s business operations and materially adversely affect the Company’s liquidity.

Dividends –

The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio that reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for common and preferred issuances of stock for the three months ended March 31, 2020 and 2019 were $127.3 million and $132.5 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally has paid dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. On January 28, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share payable to shareholders of record on April 2, 2020, which was paid on April 15, 2020. As a result of the COVID-19 pandemic and the future economic uncertainties, out of an abundance of caution, the Company’s Board of Directors has temporarily suspended the dividend on its common shares. The Company’s Board of Directors will continue to monitor the Company’s financial performance and economic outlook on a monthly basis and, at a later date, intends to reinstate the common dividend during 2020 of at least the amount equal to the Company's REIT taxable income distribution requirements.

The Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M). All dividends on preferred shares were paid on April 15, 2020, to shareholders of record on April 1, 2020. Additionally, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M). All dividends on the preferred shares are scheduled to be paid on July 15, 2020, to shareholders of record on July 1, 2020.

Funds From Operations

Funds From Operations (“FFO”) is a supplemental non-GAAP financial measure utilized to evaluate the operating performance of real estate companies. NAREIT defines FFO as net income/(loss) available to the Company’s common shareholders computed in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis. The Company also made an election to exclude from its calculation of FFO (i) gains and losses on the sale of assets and impairments of assets incidental to its main business and (ii) mark-to-market changes in the value of its equity securities. As such, the Company does not include gains/impairments on land parcels, gains/losses (realized or unrealized) from marketable securities or gains/impairments on preferred equity participations in NAREIT defined FFO. As a result of this election, the Company will no longer disclose FFO available to the Company’s common shareholders as adjusted (“FFO as adjusted”) as an additional supplemental measure. The incidental adjustments noted above which were previously excluded from NAREIT FFO and used to determine FFO as adjusted are now included in NAREIT FFO and therefore the Company believes FFO as adjusted is no longer necessary.

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

FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performances, which does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative for net income or cash flows from operations as a measure of liquidity.  Our method of calculating FFO available to the Company’s common shareholders may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders is reflected in the table below (in thousands, except per share data).

	Three Months Ended March 31,
	2020	2019
Net income available to the Company’s common shareholders	$83,746	$101,635
Gain on sale of properties	(3,847)	(23,595)
Gain on sale of joint venture properties	(18)	(4,690)
Depreciation and amortization – real estate related	68,707	71,260
Depreciation and amortization – real estate joint ventures	10,564	10,161
Impairment charges of depreciable real estate properties	3,441	6,408
Profit participation from other real estate investments, net	(6,283)	(1,030)
Loss/(gain) on marketable securities	4,667	(1,503)
Provision for income taxes (1)	1	-
Noncontrolling interests (1)	(505)	(248)
FFO available to the Company’s common shareholders	$160,473	$158,398
Weighted average shares outstanding for FFO calculations:
Basic	429,735	419,464
Units	638	927
Dilutive effect of equity awards	717	1,182
Diluted (2)	431,090	421,573

FFO per common share – basic	$0.37	$0.38
FFO per common share – diluted (2)	$0.37	$0.38

(1)	Related to gains, impairments, and depreciation on properties, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $160 and $261 for the three months ended March 31, 2020 and 2019, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income available to the Company’s common shareholders	$83,746	$101,635
Adjustments:
Management and other fee income	(3,740)	(4,376)
General and administrative	21,017	25,831
Impairment charges	2,974	4,175
Depreciation and amortization	69,397	71,561
Gain on sale of properties	(3,847)	(23,595)
Interest and other expense, net	49,482	41,773
Provision for income taxes, net	43	630
Equity in income of other real estate investments, net	(10,958)	(6,224)
Net income attributable to noncontrolling interests	289	509
Preferred dividends	6,354	14,534
Non same property net operating income	(18,193)	(28,757)
Non-operational expense from joint ventures, net	19,016	14,793
Same property NOI	$215,580	$212,489

Same property NOI increased by $3.1 million or 1.5% for the three months ended March 31, 2020, as compared to the corresponding period in 2019. This increase is primarily the result of (i) an increase in revenues from rental properties of $6.4 million primarily related to lease-up and rent commencements in the portfolio, partially offset by (ii) an increase in operating expenses of $3.3 million.

Leasing Activity

During the three months ended March 31, 2020, the Company executed 224 leases totaling over 1.9 million square feet in the Company’s consolidated operating portfolio comprised of 46 new leases and 178 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $13.9 million or $44.38 per square foot. These costs include $11.5 million of tenant improvements and $2.4 million of external leasing commissions. The average rent per square foot on new leases was $19.70 and on renewals and options was $16.91.

Tenant Lease Expirations

At March 31, 2020, the Company has a total of 5,418 leases in the U.S. consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	169	488	$11,161	1.4%
2020	355	1,646	$30,684	3.7%
2021	759	5,499	$87,791	10.7%
2022	827	5,943	$103,750	12.7%
2023	719	5,783	$98,796	12.1%
2024	671	5,238	$94,827	11.6%
2025	497	4,514	$76,368	9.3%
2026	269	4,050	$57,768	7.1%
2027	249	3,226	$49,630	6.1%
2028	314	3,241	$61,421	7.5%
2029	254	2,639	$45,857	5.6%
2030	171	1,624	$29,474	3.6%

(1)	Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of March 31, 2020, with corresponding weighted average interest rates sorted by maturity date. The table does not include extension options where available (amounts in millions).

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$83.6	$143.7	$150.8	$12.0	$9.9	$4.9	$404.9	$405.6
Average Interest Rate	5.29%	5.39%	4.06%	3.23%	6.73%	7.08%	4.86%

Unsecured Debt
Fixed Rate	$-	$484.1	$497.3	$348.4	$397.3	$2,908.4	$4,635.5	$4,416.5
Average Interest Rate	-	3.20%	3.40%	3.13%	2.70%	3.73%	3.50%

Floating Rate	$-	$-	$-	$-	$668.2	$-	$668.2	$625.4
Average Interest Rate	-	-	-	-	1.76%	-	1.76%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $1.7 million for the three months ended March 31, 2020, if short-term interest rates were 1.0% higher.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties taken as a whole, or which is not covered by the Company's liability insurance.

Item 1A.  Risk Factors.

Except as set forth below, as of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The Company’s business, financial condition, results of operations or stock price has and may continue to be adversely impacted by the COVID-19 pandemic and such impact could be material.

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization.  The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. There is significant uncertainty around the extent and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy.

Our business and the businesses of our tenants have been adversely affected by the COVID-19 pandemic and actions taken to contain or prevent its spread. A substantial number of tenants have temporarily closed their businesses, have shortened their operating hours or are offering reduced services. As a result, the Company has observed a substantial increase in the number of tenants that have made late or partial rent payments, requested a deferral of rent payments, or defaulted on rent payments, and it is likely that more of our tenants will be similarly impacted in the future. Impacts of COVID-19 could also result in the complete or partial closure of one or more of our tenants’ manufacturing facilities or distribution centers, temporary or long-term disruption in our tenants’ supply chains from local and international suppliers, and/or delays in the delivery of our tenants’ inventory.

Even after governmental restrictions are lifted, our tenants may continue to be impacted by economic conditions resulting from COVID-19 or public perception of the risk of COVID-19, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations. A downturn in our tenants’ businesses that significantly weakens their financial condition could cause them to delay lease commencements or decline to extend or renew leases upon expiration and could lead to additional failures to make rental payments when due, store closures or bankruptcies, and we may be unable to collect past due balances under relevant leases. We have begun to receive requests for rent relief from some of our tenants. We are assessing these requests on a case-by-case basis and have agreed and may continue to agree to certain relief. It is likely there will be additional requests for relief in the future.

In addition, like many other companies, due to government mandates, we have instructed our employees to work from home, which, especially if this persists for a prolonged period of time, may have an adverse impact on our employees, operations and systems.

The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, financial condition and stock price will depend on numerous evolving factors that are highly uncertain and which we may not be able to predict, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be taken in response to the pandemic, the impact on economic activity from the pandemic and actions taken in response, the impact on our employees any other operational disruptions or difficulties we may face, the effect on our tenants and their businesses, the ability of tenants to pay their contracted rents and any additional closures of our tenants’ businesses. These effects, individually or in the aggregate, will adversely impact our tenant’s ability to pay their contracted rent. Any of these events could materially adversely impact our business, financial condition, results of operations or stock price.

Financial disruption or a prolonged economic downturn could materially and adversely affect the Company’s business.

Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which has been exacerbated by the COVID-19 pandemic, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position or liquidity could be materially and adversely affected. These market conditions may affect the Company's ability to access debt and equity capital markets. In addition, as a result of recent financial events, we may face increased regulation. Many of the other risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to our real estate assets, the competitive environment and regulatory developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2020, the Company repurchased 270,708 shares for an aggregate purchase price of $5.1 million (weighted average price of $19.02 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans.

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended March 31, 2020. As of March 31, 2020, the Company had $224.9 million available under this share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2020 – January 31, 2020	30,631	$20.63	-	$224.9
February 1, 2020 – February 29, 2020	238,412	18.82	-	224.9
March 1, 2020 – March 31, 2020	1,665	17.76	-	224.9
Total	270,708	$19.02	-

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

10.1

Amended and Restated Credit Agreement, dated as of February 27, 2020, among Kimco Realty Corporation, a Maryland corporation, the subsidiaries of Kimco from time to time parties thereto, the several banks, financial institutions and other entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2020).

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

KIMCO REALTY CORPORATION

May 8, 2020	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

May 8, 2020	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer