Form 10-Q
period 2020-06-30
KIMCO REALTY CORP
filed 2020-08-07
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 29, 2020, the registrant had 432,503,634 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	June 30, 2020	December 31, 2019
Assets:
Real estate, net of accumulated depreciation and amortization of $2,606,653 and $2,500,053, respectively	$9,397,045	$9,209,053
Real estate under development	5,672	220,170
Investments in and advances to real estate joint ventures	585,363	578,118
Other real estate investments	176,037	194,400
Cash and cash equivalents	201,687	123,947
Marketable securities	633,551	9,353
Accounts and notes receivable, net	250,150	218,689
Operating lease right-of-use assets, net	96,437	99,125
Other assets	214,028	345,012
Total assets (1)	$11,559,970	$10,997,867

Liabilities:
Notes payable, net	$4,961,972	$4,831,759
Mortgages and construction loan payable, net	388,406	484,008
Dividends payable	5,366	126,274
Operating lease liabilities	90,364	92,711
Other liabilities	477,545	516,265
Total liabilities (2)	5,923,653	6,051,017
Redeemable noncontrolling interests	17,943	17,943

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 19,580 shares; Aggregate liquidation preference $489,500	20	20
Common stock, $.01 par value, authorized 750,000,000 shares; Issued and outstanding 432,503,634 and 431,814,951 shares, respectively	4,325	4,318
Paid-in capital	5,752,658	5,765,233
Cumulative distributions in excess of net income	(200,492)	(904,679)
Total stockholders' equity	5,556,511	4,864,892
Noncontrolling interests	61,863	64,015
Total equity	5,618,374	4,928,907
Total liabilities and equity	$11,559,970	$10,997,867

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2020 and December 31, 2019 of $104,214 and $245,489, respectively.  See Footnote 10 of the Notes to Condensed Consolidated  Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at June 30, 2020 and December 31, 2019 of $64,780 and $153,436, respectively.  See Footnote 10 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues
Revenues from rental properties, net	$235,961	$280,710	$521,965	$571,344
Management and other fee income	2,955	4,163	6,695	8,539
Total revenues	238,916	284,873	528,660	579,883

Operating expenses
Rent	(2,827)	(2,924)	(5,662)	(5,616)
Real estate taxes	(38,678)	(37,005)	(78,330)	(76,352)
Operating and maintenance	(38,940)	(43,217)	(81,348)	(84,113)
General and administrative	(22,504)	(22,633)	(43,521)	(48,464)
Impairment charges	(138)	(17,451)	(3,112)	(21,626)
Depreciation and amortization	(73,559)	(69,005)	(142,956)	(140,566)
Total operating expenses	(176,646)	(192,235)	(354,929)	(376,737)

Gain on sale of properties	1,850	14,762	5,697	38,357

Operating income	64,120	107,400	179,428	241,503

Other income/(expense)
Other income, net	49	1,867	1,293	2,986
Gain on marketable securities, net	526,243	71	521,577	1,574
Gain on sale of cost method investment	190,832	-	190,832	-
Interest expense	(48,015)	(44,097)	(94,075)	(88,492)
Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other real estate investments, net	733,229	65,241	799,055	157,571

(Provision)/benefit for income taxes, net	(51)	344	(94)	(286)
Equity in income of joint ventures, net	10,158	22,533	23,806	41,287
Equity in income of other real estate investments, net	4,782	13,269	15,740	19,493

Net income	748,118	101,387	838,507	218,065

Net income attributable to noncontrolling interests	(225)	(360)	(514)	(869)

Net income attributable to the Company	747,893	101,027	837,993	217,196

Preferred dividends	(6,354)	(14,534)	(12,708)	(29,068)

Net income available to the Company's common shareholders	$741,539	$86,493	$825,285	$188,128

Per common share:
Net income available to the Company:
-Basic	$1.71	$0.20	$1.91	$0.45
-Diluted	$1.71	$0.20	$1.90	$0.44

Weighted average shares:
-Basic	429,967	419,697	429,851	419,581
-Diluted	431,170	420,646	431,527	420,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended June 30, 2020 and 2019

(Unaudited)

(in thousands)

	Cumulative						Total
	Distributions in	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Excess of Net Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at April 1, 2019	$(804,241)	43	$43	422,037	$4,220	$6,119,855	$5,319,877	$76,981	$5,396,858
Net income	101,027	-	-	-	-	-	101,027	360	101,387
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(93)	(93)
Dividends declared to common and preferred shares	(132,720)	-	-	-	-	-	(132,720)	-	(132,720)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(474)	(474)
Issuance of common stock	-	-	-	3	-	-	-	-	-
Surrender of restricted common stock	-	-	-	(36)	-	(437)	(437)	-	(437)
Exercise of common stock options	-	-	-	90	1	1,129	1,130	-	1,130
Amortization of equity awards	-	-	-	-	-	4,536	4,536	-	4,536
Acquisition of noncontrolling interests	-	-	-	-	-	489	489	(3,215)	(2,726)
Balance at June 30, 2019	$(835,934)	43	$43	422,094	$4,221	$6,125,572	$5,293,902	$73,559	$5,367,461

Balance at April 1, 2020	$(942,031)	20	$20	432,525	$4,325	$5,747,277	$4,809,591	$62,878	$4,872,469
Contributions from noncontrolling interests	-	-	-	-	-	-	-	109	109
Net income	747,893	-	-	-	-	-	747,893	225	748,118
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(343)	(343)
Dividends declared to common and preferred shares	(6,354)	-	-	-	-	-	(6,354)	-	(6,354)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(344)	(344)
Surrender of restricted common stock	-	-	-	(21)	-	(166)	(166)	-	(166)
Amortization of equity awards	-	-	-	-	-	5,395	5,395	-	5,395
Acquisition of noncontrolling interests	-	-	-	-	-	152	152	(662)	(510)
Balance at June 30, 2020	$(200,492)	20	$20	432,504	$4,325	$5,752,658	$5,556,511	$61,863	$5,618,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

(in thousands)

	Cumulative						Total
	Distributions in	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Excess of Net Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at January 1, 2019	$(787,707)	43	$43	421,389	$4,214	$6,117,254	$5,333,804	$77,249	$5,411,053
Net income	217,196	-	-	-	-	-	217,196	869	218,065
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(185)	(185)
Dividends declared to common and preferred shares	(265,423)	-	-	-	-	-	(265,423)	-	(265,423)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(1,159)	(1,159)
Issuance of common stock	-	-	-	786	8	(8)	-	-	-
Surrender of restricted stock	-	-	-	(223)	(2)	(3,687)	(3,689)	-	(3,689)
Exercise of common stock options	-	-	-	142	1	1,810	1,811	-	1,811
Amortization of equity awards	-	-	-	-	-	9,714	9,714	-	9,714
Acquisition of noncontrolling interests	-	-	-	-	-	489	489	(3,215)	(2,726)
Balance at June 30, 2019	$(835,934)	43	$43	422,094	$4,221	$6,125,572	$5,293,902	$73,559	$5,367,461

Balance at January 1, 2020	$(904,679)	20	$20	431,815	$4,318	$5,765,233	$4,864,892	$64,015	$4,928,907
Contributions from noncontrolling interests	-	-	-	-	-	-	-	109	109
Net income	837,993	-	-	-	-	-	837,993	514	838,507
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(605)	(605)
Dividends declared to common and preferred shares	(133,806)	-	-	-	-	-	(133,806)	-	(133,806)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(899)	(899)
Issuance of common stock	-	-	-	921	9	(9)	-	-	-
Surrender of restricted common stock	-	-	-	(295)	(3)	(5,322)	(5,325)	-	(5,325)
Exercise of common stock options	-	-	-	63	1	980	981	-	981
Amortization of equity awards	-	-	-	-	-	11,124	11,124	-	11,124
Acquisition of noncontrolling interests	-	-	-	-	-	(19,348)	(19,348)	(1,271)	(20,619)
Balance at June 30, 2020	$(200,492)	20	$20	432,504	$4,325	$5,752,658	$5,556,511	$61,863	$5,618,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019

Cash flow from operating activities:
Net income	$838,507	$218,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,956	140,566
Impairment charges	3,112	21,626
Equity award expense	11,482	10,284
Gain on sale of properties	(5,697)	(38,357)
Gain on marketable securities, net	(521,577)	(1,574)
Gain on sale of cost method investment	(190,832)	-
Equity in income of joint ventures, net	(23,806)	(41,287)
Equity in income of other real estate investments, net	(15,740)	(19,493)
Distributions from joint ventures and other real estate investments	55,828	60,858
Change in accounts and notes receivable, net	(31,461)	2,159
Change in accounts payable and accrued expenses	(977)	(8,382)
Change in other operating assets and liabilities, net	(24,348)	(30,936)
Net cash flow provided by operating activities	237,447	313,529

Cash flow from investing activities:
Acquisition of operating real estate	(7,073)	-
Improvements to operating real estate	(110,826)	(139,865)
Improvements to real estate under development	(22,358)	(57,496)
Investments in marketable securities	-	(157)
Proceeds from sale of marketable securities	906	151
Proceeds from sale of cost method investment	227,521	-
Investments in and advances to real estate joint ventures	(8,006)	(16,214)
Reimbursements of investments in and advances to real estate joint ventures	1,737	2,702
Investments in and advances to other real estate investments	(1,278)	(9,685)
Reimbursements of investments in and advances to other real estate investments	-	5,960
Investment in other financing receivable	-	(48)
Collection of mortgage loans receivable	77	5,351
Proceeds from sale of operating properties	13,447	106,782
Proceeds from insurance casualty claims	2,450	2,000
Net cash flow provided by/(used for) investing activities	96,597	(100,519)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(88,426)	(6,198)
Principal payments on rental property debt	(5,440)	(6,179)
Proceeds from construction loan financing	-	7,149
(Repayments)/proceeds from the unsecured revolving credit facility, net	(200,000)	35,000
Proceeds from issuance of unsecured term loan	590,000	-
Repayments of unsecured term loan	(265,000)	-
Financing origination costs	(6,422)	(7)
Payment of early extinguishment of debt charges	-	(1,531)
Contributions from noncontrolling interests	109	-
Redemption/distribution of noncontrolling interests	(22,123)	(4,060)
Dividends paid	(254,716)	(265,226)
Proceeds from issuance of stock, net	981	1,811
Change in other financing liabilities	(5,267)	(3,359)
Net cash flow used for financing activities	(256,304)	(242,600)

Net change in cash and cash equivalents	77,740	(29,590)
Cash and cash equivalents, beginning of the period	123,947	143,581
Cash and cash equivalents, end of the period	$201,687	$113,991

Interest paid during the period including payment of early extinguishment of debt charges of $0 and $1,531, respectively (net of capitalized interest of $8,879 and $6,680, respectively)	$91,502	$86,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation, a Maryland corporation, is one of North America’s largest publicly traded owners and operators of open-air, grocery-anchored shopping centers and mixed-use assets.  The terms “Kimco,” the “Company,” “we,” “our” and “us” each refers to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise. The Company, its affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, which are anchored generally by grocery stores, off-price retailers, home improvement centers, discounters and/or service-oriented tenants. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise.

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

COVID-19 Pandemic -

In March 2020, coronavirus disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization ("WHO"). Shortly thereafter, the President of the United States declared a national emergency throughout the United States. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. The impact of COVID-19 on the retail industry for both landlords and tenants has been wide ranging, including, but not limited to, the temporary closures of many businesses, "shelter in place" orders, social distancing guidelines and other governmental, business and individual actions taken in response to the COVID-19 pandemic. There has also been reduced consumer spending due to job losses, government restrictions in response to COVID-19 and other effects attributable to COVID-19.

The COVID-19 pandemic, while still unfolding, has significantly impacted the Company’s stakeholders. The Company is aware of the critical role its shopping centers play in the communities they serve, often providing access to essential goods and services such as groceries, drug stores, and medical care. The Company’s shopping centers generally remain open to continue to provide access to these essential goods and services, and the Company has taken steps to protect the shoppers and tenants at its sites, following the guidance of the Centers for Disease Control and Prevention ("CDC") and the WHO.

In March 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a substantial tax and spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The Company continues to monitor the impact of the COVID-19 pandemic closely, as well as any effects that may result from the CARES Act on the Company's tenants which would then indirectly affect the Company.

The COVID-19 pandemic has created significant economic uncertainty and volatility. The extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be, taken in response to the pandemic, the impact on economic activity from the pandemic and actions taken in response, the effect on the Company’s tenants and their businesses, the ability of tenants to make their rental payments, additional closures of tenants’ businesses and the impact of opening and reclosing of communities in response to the resurgence of COVID-19. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators. In addition, The Company will continue to monitor for any material or adverse effects resulting from the COVID-19 pandemic.

The health and safety of the Company’s employees and their families is a top priority. The Company has taken the necessary steps to protect its employees and to empower them to work from home and care for their family members and children, whose lives have also been impacted.

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

●

Daily webinar training was provided to ensure associates are fully supported to work from home. The Company’s human resources and information technology teams are available to all employees to address any needs or concerns they may have.

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

Since the outbreak of the COVID-19 pandemic, the Company’s shopping centers have remained open; however, a substantial number of tenants had or continue to have temporarily closed their businesses. Others had, or continue to have, shortened their operating hours or offered reduced services. The Company has also observed a substantial increase in the number of tenants that have made late or partial rent payments, requested a deferral of rent payments or defaulted on rent payments. The Company considered the effects COVID-19 has had on its tenants when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance, including the corresponding straight-line rent receivable. During the six months ended June 30, 2020, the Company recorded a $50.5 million adjustment associated with potentially uncollectible revenues and disputed amounts, which includes $11.5 million for straight-line rent receivables, primarily attributable to the COVID-19 pandemic. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation.

As a result of the current economic uncertainty and the impact to many of the Company's tenants, the Company has taken important steps to offer its support, including:

(1)	The Company has, and continues to have, worked with these tenants to grant rent deferrals on a tenant-by-tenant basis. The deferrals are anticipated to be paid within six to 18 months.
(2)

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

(3)	The Company is closely monitoring recommendations and mandates of federal, state and local governments, and health authorities.
(4)

At the onset of the COVID-19 pandemic in the U.S., the Company immediately increased the frequency and intensity of its janitorial services to help prevent the spread of the virus. Areas such as public bathrooms, interior concourses and hallways, vestibules and shared doors, and elevators and escalators are being sanitized multiple times per day.

(5)

The Company’s teams worked to provide additional assistance in the communities where it operates, finding creative ways to use its conveniently located shopping centers during this difficult time. The Company fast-tracked the approval of drive-thru testing centers, blood-drive locations, and school lunch pick-ups.

(6)	The Company launched the Kimco Curbside Pickup™ program designating dedicated parking spots for curbside pickup at its centers for use by all tenants and their customers.

2. Summary of Significant Accounting Policies

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2019 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Reclassifications -

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation.  For comparative purposes, the Company reclassified (i) $9.4 million of Marketable securities from Other assets on the Company’s Condensed Consolidated Balance Sheets at December 31, 2019 and (ii) $0.1 million and $1.6 million of Gain on marketable securities, net from Other income, net on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019, respectively.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its condensed consolidated financial statements (See Footnotes 3, 8 and 16 to the Notes to the Company’s Condensed Consolidated Financial Statements).

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

The Company has elected to apply the modification relief as mentioned in (i) above to the lease concessions it has entered into during the six months ended June 30, 2020 related to the COVID-19 pandemic as a lessor related to rental income recognized.

       The following table represents ASUs to the FASB’s ASC that, as of June 30, 2020, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

3. Real Estate

Acquisitions of Operating Properties -

During the six months ended June 30, 2020, the Company acquired the following operating property, through a direct asset purchase (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	GLA*
North Valley Parcel	Peoria, AZ	Feb-20	$7,073	9

* Gross leasable area ("GLA")

Purchase Price Allocation -

The purchase price for this acquisition is allocated to real estate and related intangible assets acquired, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for the property acquired during the six months ended June 30, 2020, is as follows (in thousands):

	Allocation as of June 30, 2020	Weighted Average Amortization Period (in Years)
Land	$935	n/a
Building	4,610	50.0
Building improvements	221	45.0
Tenant improvements	382	19.4
In-place leases	925	19.4
Net assets acquired	$7,073

Real Estate Under Development –

The Company had a real estate development project located in Dania Beach, FL for long-term investment. During June 2020, this real estate development project, aggregating $229.9 million (including internal capitalized costs of $31.2 million), was placed in service and reclassified $228.8 million to Operating real estate, net and $1.1 million to Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company capitalized (i) interest of $4.0 million and $3.1 million, (ii) real estate taxes, insurance and legal costs of $0.6 million and $0.4 million and (iii) payroll of $1.0 million and $0.3 million during the six months ended June 30, 2020 and 2019, respectively, in connection with this real estate development project. As of June 30, 2020, the Company had one land parcel located in Dania Beach, FL which is held for future development included in Real estate under development on the Company’s Condensed Consolidated Balance Sheets.

Redevelopment –

As a result of the COVID-19 pandemic, the Company continues to evaluate its current redevelopment and re-tenanting projects and is moving forward with the projects it feels are necessary.

Dispositions -

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels (dollars in millions):

	Six Months Ended June 30,
	2020	2019
Aggregate sales price (1)	$17.2	$110.1
Gain on sale of properties	$5.7	$38.4
Number of properties sold	3	7
Number of out-parcels sold	-	5

(1)	During the six months ended June 30, 2020, the Company held in escrow an aggregate of $3.2 million of net proceeds in connection with these sales associated with a reverse exchange in accordance with Internal Revenue Code 26 U.S.C. §1031, which was returned to the Company in July 2020.

Impairments -

During the six months ended June 30, 2020 and 2019, the Company recognized aggregate impairment charges of $3.1 million and $21.6 million, respectively, related to adjustments to property carrying values for properties which the Company has sold or marketed for sale as part of its active capital recycling program and as such has adjusted the anticipated hold period for such properties. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third party offers. See Footnote 11 to the Notes to the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

The COVID-19 pandemic has significantly impacted the retail sector in which the Company operates and if the effects of the pandemic are prolonged, it could have a significant adverse impact to the underlying industries of many of the Company’s tenants. Management cannot, at this point, estimate ultimate losses related to the COVID-19 pandemic. The Company will continue to monitor the economic, financial, and social conditions resulting from this pandemic and will assess its asset portfolio for any impairment indicators. If the Company has determined that any of its assets are impaired the Company would be required to take impairment charges, and such amounts could be material.

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

The table below presents joint venture investments for which the Company held an ownership interest at June 30, 2020 and December 31, 2019 (dollars in millions):

	Ownership	The Company’s Investment
Joint Venture	Interest	June 30, 2020	December 31, 2019
Prudential Investment Program (1)	15.0%	$170.8	$169.5
Kimco Income Opportunity Portfolio (“KIR”) (1)	48.6%	175.8	175.0
Canada Pension Plan Investment Board (“CPP”) (1)	55.0%	157.7	151.7
Other Joint Venture Programs	Various	81.1	81.9
Total*		$585.4	$578.1

* Representing 98 property interests and 21.3 million square feet of GLA, as of both June 30, 2020 and December 31, 2019.

(1)

The Company manages these joint venture investments and, where applicable, earns property management fees, construction management fees, property acquisition and disposition fees, leasing management fees and asset management fees.

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Joint Venture	2020	2019	2020	2019
Prudential Investment Program	$1.8	$2.8	$4.4	$5.7
KIR	5.0	17.2	14.7	31.8
CPP	1.7	1.6	2.7	3.0
Other Joint Venture Programs (1)	1.7	0.9	2.0	0.8
Total	$10.2	$22.5	$23.8	$41.3

During the six months ended June 30, 2019, certain of the Company’s real estate joint ventures disposed of five operating properties, in separate transactions, for an aggregate sales price of $128.2 million. These transactions resulted in an aggregate net gain to the Company of $11.9 million for the six months ended June 30, 2019.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2020 and December 31, 2019 (dollars in millions):

	As of June 30, 2020			As of December 31, 2019
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$535.6	2.31%	40.7	$538.1	3.46%	46.8
KIR	558.5	4.04%	29.0	556.0	4.39%	28.4
CPP	84.8	3.25%	36.0	84.8	3.25%	42.0
Other Joint Venture Programs	424.2	3.45%	89.1	415.2	3.87%	80.9
Total	$1,603.1			$1,594.1

* Includes extension options

The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its joint venture portfolio for any impairment indicators.  If the Company has determined that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

5. Other Real Estate Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of June 30, 2020, the Company’s net investment under the Preferred Equity Program was $157.3 million relating to 189 properties, including 179 net leased properties.  During the six months ended June 30, 2020, the Company recognized income of $15.9 million from its preferred equity investments, including profit participation of $7.5 million. During the six months ended June 30, 2019, the Company recognized income of $19.5 million from its preferred equity investments, including profit participation of $9.8 million. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

6. Marketable Securities

The amortized cost and unrealized gains/(losses), net of marketable securities as of June 30, 2020 and December 31, 2019, are as follows (in thousands):

	As of June 30, 2020	As of December 31, 2019
Marketable securities:
Amortized cost (1)	$114,587	$12,064
Unrealized gains/(losses), net (1)	518,964	(2,711)
Total fair value	$633,551	$9,353

(1)	See Albertsons Companies, Inc. discussion below.

During the three months ended June 30, 2020 and 2019, the net unrealized gains on marketable securities were $526.2 million and $0.1 million, respectively. In addition, during the six months ended June 30, 2020 and 2019, the net unrealized gains on marketable securities were $521.6 million and $1.6 million, respectively. These net unrealized gains are included in Gain on marketable securities, net on the Company’s Condensed Consolidated Statements of Income. See Footnote 11 to the Notes to the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

Albertsons Companies, Inc. (“ACI”) –

The Company owned 9.29% of the common stock of ACI, one of the largest food and drug retailers in the United States, and accounted for this $140.2 million investment on the cost method, which was included in Other assets on the Company’s Condensed Consolidated Balance Sheets. During the six months ended June 30, 2020, ACI issued $1.75 billion of convertible preferred stock and used the net proceeds of $1.68 billion to repurchase approximately 17.5% of ACI’s common stock owned by its current shareholders. As a result of this transaction, the Company received net proceeds of $156.1 million, recognized a gain of $131.6 million, which is included in Gain on sale of cost method investment on the Company’s Condensed Consolidated Statements of Income and held a 7.5% ownership interest in ACI.

On June 25, 2020, ACI announced its initial public offering of 50.0 million shares of its common stock had been priced at $16.00 per share. In connection with this transaction, the Company received net proceeds of $71.4 million, net of fees, from the sale of 4.7 million common shares in ACI and recognized a gain of $59.2 million, which is included in Gain on sale of cost method investment on the Company’s Condensed Consolidated Statements of Income. The shares are now traded on the New York Stock Exchange (NYSE) under the symbol "ACI", which began trading as of June 26, 2020. As of June 30, 2020, the Company holds 39.8 million common shares in ACI which are accounted for as available-for-sale marketable securities and are included in Marketable securities on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2020, the Company’s investment in ACI was $628.2 million, including a mark-to-market gain of $524.7 million.

7. Leases

Lessor Leases

The Company’s primary source of revenues are derived from lease agreements, which includes rental income and expense reimbursement. The Company’s lease income is comprised of minimum base rent, expense reimbursements, percentage rent, lease termination fee income, ancillary income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments.

The disaggregation of the Company’s lease income, which is included in Revenue from rental properties on the Company’s Condensed Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the six months ended June 30, 2020 and 2019, is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Lease income:
Fixed lease income (1)	$393,423	$430,618
Variable lease income (2)	115,018	127,234
Above-market and below-market leases amortization, net	13,524	13,492
Total lease income (3)	$521,965	$571,344

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)	During the six months ended June 30, 2020, the Company recorded a $50.5 million adjustment associated with potentially uncollectible revenues and disputed amounts, which includes $11.5 million for straight-line rent receivables, primarily attributable to the COVID-19 pandemic.

Lessee Leases

The Company currently leases real estate space under noncancelable operating lease agreements for ground leases and administrative office leases. The Company’s leases have remaining lease terms ranging from less than one year to 51.7 years, some of which include options to extend the terms for up to an additional 75 years. The Company does not include any of its renewal options in its lease terms for calculating its lease liability as the renewal options allow the Company to maintain operational flexibility, and the Company is not reasonably certain it will exercise these renewal options at this time. The weighted average remaining non-cancelable lease term for the Company’s operating leases was 20.9 years at June 30, 2020. The weighted average discount rate was 6.65% at June 30, 2020. The Company’s operating lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease by lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applied adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets.

The components of the Company’s lease expense, which are included in rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income for the six months ended June 30, 2020 and 2019, were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Lease cost:
Operating lease cost	$5,196	$6,557
Variable lease cost	1,455	804
Total lease cost	$6,651	$7,361

8. Notes, Mortgages and Construction Loan Payable

Notes Payable –

In February 2020, the Company obtained a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which replaced the Company’s existing $2.25 billion unsecured revolving credit facility. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility, which accrues interest at a rate of LIBOR plus 77.5 basis points (1.18% as of June 30, 2020), can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to climate actions, as described in the agreement. Upon achieving such climate actions, the rate on the Credit Facility is reduced by 1 basis point. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of June 30, 2020, the Credit Facility had no outstanding balance and $0.3 million appropriated for letters of credit and the Company was in compliance with its covenants.

In April 2020, the Company entered into a new unsecured term loan credit facility with total outstanding borrowings of $590.0 million (the “Term Loan”) pursuant to a credit agreement with a group of banks. The Term Loan was scheduled to mature in April 2021, with a one-year extension option to extend the maturity date, at the Company’s discretion, to April 2022. The Term Loan accrued interest at a rate of LIBOR plus 140 basis points (1.65% as of June 30, 2020) or, at the Company’s option, a spread of 40 basis points to the base rate defined in the Term Loan, that in each case fluctuated in accordance with changes in the Company’s senior debt ratings. The Term Loan could be increased by an additional $750.0 million through an accordion feature. Pursuant to the terms of the Term Loan, the Company was subject to covenants that were substantially the same as those in the Credit Facility. The Company repaid $265.0 million of the outstanding borrowings under the Term Loan in June 2020. As of June 30, 2020, the Term Loan had an outstanding balance of $325.0 million and the Company was in compliance with its covenants. Subsequent to June 30, 2020, the Term Loan was fully repaid and the facility was terminated.

In July 2020, the Company issued $500.0 million in unsecured notes (the “Green Bond”), which are scheduled to mature in October 2030 and accrue interest at a rate of 2.70% per annum. The net proceeds from this offering are allocated to finance or refinance, in whole or in part, recently completed, existing or future Eligible Green Projects, in alignment with the four core components of the Green Bond Principles, 2018 ("GBP") as administered by the International Capital Market Association. Eligible Green Projects include projects with disbursements made in the three years preceding the issue date of the notes.

On July 15, 2020, the Company announced the partial redemption of $200.0 million of its 3.20% senior unsecured notes outstanding, which mature in May 2021. These notes will be redeemed on July 30, 2020, and the Company will incur a prepayment charge of approximately $3.3 million resulting from the partial repayment. As of June 30, 2020, $484.9 million was outstanding on these notes.

Mortgages and Construction Loan Payable -

In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one development property. This loan commitment was scheduled to mature in August 2020, with six additional six-month options to extend the maturity date to August 2023 and bore interest at a rate of LIBOR plus 180 basis points. This construction loan was fully repaid in January 2020.

During the six months ended June 30, 2020, the Company repaid $21.6 million of mortgage debt (including fair market value adjustment of $0.2 million) that encumbered two operating properties.

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

During the six months ended June 30, 2020, the Company acquired its partners’ interests in two consolidated entities, in separate transactions, for an aggregate purchase price of $20.6 million. This transaction resulted in a net decrease in Noncontrolling interests of $1.3 million and a corresponding net increase in Paid-in capital of $19.3 million on the Company’s Condensed Consolidated Balance Sheets. There are no remaining partners in one of these consolidated entities.

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Condensed Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Balance at January 1,	$17,943	$23,682
Income	605	185
Distributions	(605)	(177)
Balance at June 30,	$17,943	$23,690

10. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at both June 30, 2020 and December 31, 2019, are 22 consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At June 30, 2020, total assets of these VIEs were $1.0 billion and total liabilities were $64.8 million. At December 31, 2019, total assets of these VIEs were $0.9 billion and total liabilities were $70.9 million.

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

Additionally, included within the Company’s real estate development projects at December 31, 2019, is one consolidated entity that was a VIE, for which the Company was the primary beneficiary. This entity had been established to develop a real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership and management of the property. This entity was deemed a VIE primarily because the equity investments at risk were not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest. At December 31, 2019, total assets of this real estate development VIE were $346.9 million and total liabilities were $82.5 million. During the six months ended June 30, 2020 the Company purchased the partner’s noncontrolling interest and maintains full ownership of the entity. As a result, the entity is no longer a VIE.

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

	As of June 30, 2020	As of December 31, 2019
Number of unencumbered VIEs	19	19
Number of encumbered VIEs	3	4
Total number of consolidated VIEs	22	23

Restricted Assets:
Real estate, net	$98.7	$228.9
Cash and cash equivalents	2.2	9.2
Accounts and notes receivable, net	1.7	3.8
Other assets	1.6	3.6
Total Restricted Assets	$104.2	$245.5

VIE Liabilities:
Mortgages and construction loan payable, net	$37.3	$104.5
Other liabilities	27.5	48.9
Total VIE Liabilities	$64.8	$153.4

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1)	$4,961,972	$5,044,336	$4,831,759	$4,983,763
Mortgages and construction loan payable, net (2)	$388,406	$387,440	$484,008	$486,042

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its unsecured revolving credit facility and term loan were classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2, as of June 30, 2020 and December 31, 2019, were $4.7 billion and $4.8 billion, respectively. The estimated fair value amounts classified as Level 3, as of June 30, 2020 and December 31, 2019, were $325.0 million and $199.9 million, respectively.

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

The tables below present the Company’s financial assets measured at fair value on a recurring basis at  June 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2020	Level 1	Level 2	Level 3

Marketable equity securities	$633,551	$633,551	$-	$-

	Balance at December 31, 2019	Level 1	Level 2	Level 3

Marketable equity securities	$9,353	$9,353	$-	$-

Assets measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019, are as follows (in thousands):

	Balance at June 30, 2020	Level 1	Level 2	Level 3

Real estate	$5,300	$-	$-	$5,300

	Balance at December 31, 2019	Level 1	Level 2	Level 3

Real estate	$39,510	$-	$-	$39,510
Other real estate investments	$32,974	$-	$-	$32,974

During the six months ended June 30, 2020 and 2019, the Company recognized impairment charges related to adjustments to property carrying values of $3.1 million and $21.6 million, respectively. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third party offers. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion regarding impairment charges).

12. Incentive Plans

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020.  The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards.  At June 30, 2020, the Company had 10.0 million shares of common stock available for issuance under the 2020 Plan.

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

The Company recognized expenses associated with its equity awards of $11.5 million and $10.3 million for the six months ended June 30, 2020 and 2019, respectively.  As of June 30, 2020, the Company had $46.3 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.1 years.

13. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$741,539	$86,493	$825,285	$188,128
Earnings attributable to participating securities	(5,253)	(660)	(5,687)	(1,285)
Net income available to the Company’s common shareholders for basic earnings per share	736,286	85,833	819,598	186,843
Distributions on convertible units	33	-	81	20
Net income available to the Company’s common shareholders for diluted earnings per share	$736,319	$85,833	$819,679	$186,863

Weighted average common shares outstanding – basic	429,967	419,697	429,851	419,581
Effect of dilutive securities (1):
Equity awards	970	949	1,469	1,166
Assumed conversion of convertible units	233	-	207	51
Weighted average common shares outstanding – diluted	431,170	420,646	431,527	420,798

Net income available to the Company's common shareholders:
Basic earnings per share	$1.71	$0.20	$1.91	$0.45
Diluted earnings per share	$1.71	$0.20	$1.90	$0.44

(1)	The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 1.2 million and 1.3 million stock options that were not dilutive as of June 30, 2020 and 2019, respectively, and 2.5 million shares of restricted stock that were not dilutive for the three months ended June 30, 2020.

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

As of June 30, 2020 and December 31, 2019
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	9,000	$225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		19,580	$489,500

Common Stock -

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the six months ended June 30, 2020. As of June 30, 2020, the Company had $224.9 million available under this share repurchase program.

During September 2019, the Company established an at the market continuous offering program (“ATM program”), pursuant to which the Company may offer and sell from time to time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not offer for sale any shares of common stock under the ATM program during the six months ended June 30, 2020.

Dividends Declared -

The following table provides a summary of the dividends declared per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common Shares (1)	$-	$0.28000	$0.28000	$0.56000
Class I Depositary Shares (2)	$-	$0.37500	$-	$0.75000
Class J Depositary Shares (2)	$-	$0.34375	$-	$0.68750
Class K Depositary Shares (2)	$-	$0.35156	$-	$0.70312
Class L Depositary Shares	$0.32031	$0.32031	$0.64062	$0.64062
Class M Depositary Shares	$0.32813	$0.32813	$0.65626	$0.65626

(1)

For the three months ended June 30, 2020, as a result of the COVID-19 pandemic and the future economic uncertainties, out of an abundance of caution, the Company’s Board of Directors has temporarily suspended the dividend on its common shares. The Company’s Board of Directors will continue to monitor the Company’s financial performance and economic outlook, as well as the Company’s compliance with REIT taxable income distribution requirements.

(2)	Shares were fully redeemed during 2019.

15. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Acquisition of real estate interests through proceeds held in escrow	$-	$30,970
Proceeds held in escrow through sale of real estate interests	$3,194	$-
Surrender of restricted common stock	$5,325	$3,689
Declaration of dividends paid in succeeding period	$5,366	$130,460
Capital expenditures accrual	$46,860	$61,473

16. Subsequent Events

See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for return of escrow in connection with a §1031 reverse exchange subsequent to June 30, 2020.

See Footnote 8 to the Notes to the Company’s Condensed Consolidated Financial Statements for debt and financing transactions subsequent to June 30, 2020, including Term Loan payoff, Green Bond issuance and partial redemption of senior unsecured notes.

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

Executive Overview

Kimco Realty Corporation, a Maryland corporation, is one of North America’s largest publicly traded owners and operators of open-air, grocery-anchored shopping centers and mixed-use assets. The terms “Kimco,” the “Company,” “we,” “our” and “us” each refers to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise.  The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of June 30, 2020, the Company had interests in 400 U.S. shopping center properties, aggregating 70.0 million square feet of gross leasable area (“GLA”), located in 27 states. In addition, the Company had 198 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 5.9 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

The Company’s investment strategy is to invest capital into its high-quality assets, which are tightly clustered in major metropolitan markets that provide opportunity for growth while disposing of lesser quality assets in less desirable locations. Through this strategy, the Company has transformed its portfolio and will continue these efforts as deemed necessary to maximize the quality and growth of its portfolio. Property acquisitions are focused in major metropolitan areas allowing tenants to generate higher foot traffic resulting in higher sales volume accompanied with a potential for a mixed-use component. The Company believes that this will enable it to maintain higher occupancy levels, rental rates and rental growth.

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

As part of the Company’s investment strategy each property is evaluated for its highest and best use, which may include residential and mixed-use components. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate, such as repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company has a capital recycling program that provides for the disposition of certain lesser quality assets. If the estimated fair value for any of these assets is less than their net carrying values, the Company would be required to take impairment charges, and such amounts could be material.

COVID-19 Pandemic

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. The COVID-19 pandemic has significantly impacted the retail sector in which the Company operates, and if the effects of the pandemic are prolonged, it could have a significant adverse impact on the underlying industries of many of the Company’s tenants. Accordingly, the Company’s tenants and their operations, and, thus, their ability to pay rent, have been impacted and may continue to be impacted.  All the Company’s shopping centers remain open and operational continuing to provide access to tenants providing essential goods and services. However, a substantial number of tenants have had to temporarily close their business, shortened their operating hours or offer reduced services for some period of time. As a result, the Company has observed a substantial increase in the number of tenants that have made late or partial rent payments, requested a deferral of rent payments, or defaulted on rent payments, and it is likely that more of our tenants will be similarly impacted in the future. For the months of April, May and June 2020, the Company granted selective deferrals for approximately 22%, 22% and 11%, respectively, of its annual base rent for all of the Company's wholly owned locations and the Company's share of ownership in joint ventures (collectively, the "pro-rata annual base rent") and collected 68%, 66% and 76%, respectively, of its pro-rata annual base rent. The Company continues to negotiate for the payment of the remaining April, May and June rents not yet collected.  The Company has also collected 82% of the pro-rata annual base rent for the month of July 2020.

The Company considered the impacts COVID-19 has had on its tenants when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance, including the corresponding straight-line rent receivable. During the six months ended June 30, 2020, the Company recorded a $50.5 million adjustment associated with potentially uncollectible revenues and disputed amounts, which includes $11.5 million for straight-line rent receivables, primarily attributable to the COVID-19 pandemic. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess the collectability of its tenant accounts receivables. As such, the Company may determine that further adjustments to its accounts receivable may be required in the future, and such amounts may be material.

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

The Company is continuing to monitor the impact of COVID-19 on the Company’s business, tenants and industry as a whole.  The magnitude and duration of the COVID-19 pandemic and its impact on the Company’s operations and liquidity is uncertain as of the filing date of this Quarterly Report on Form 10-Q as this pandemic continues to evolve globally and within the United States. However, if the COVID-19 pandemic continues its current trajectory, such impacts could grow and become material and could materially disrupt the Company’s business operations. See Part II. Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q and Footnotes 1, 2, 3 and 4 to the Notes to the Company’s Condensed Consolidated Financial Statements for further discussion of the possible impact of the COVID-19 pandemic on the Company’s business. Management cannot, at this point, estimate ultimate losses related to the COVID-19 pandemic. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators. If the Company determines that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material. See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion regarding impairment charges.

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019 (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

Revenues
Revenues from rental properties, net	$235,961	$280,710	$(44,749)	$521,965	$571,344	$(49,379)
Management and other fee income	2,955	4,163	(1,208)	6,695	8,539	(1,844)
Operating expenses
Rent (1)	(2,827)	(2,924)	97	(5,662)	(5,616)	(46)
Real estate taxes	(38,678)	(37,005)	(1,673)	(78,330)	(76,352)	(1,978)
Operating and maintenance (2)	(38,940)	(43,217)	4,277	(81,348)	(84,113)	2,765
General and administrative (3)	(22,504)	(22,633)	129	(43,521)	(48,464)	4,943
Impairment charges	(138)	(17,451)	17,313	(3,112)	(21,626)	18,514
Depreciation and amortization	(73,559)	(69,005)	(4,554)	(142,956)	(140,566)	(2,390)
Gain on sale of properties	1,850	14,762	(12,912)	5,697	38,357	(32,660)
Other income/(expense)
Other income, net	49	1,867	(1,818)	1,293	2,986	(1,693)
Gain on marketable securities, net	526,243	71	526,172	521,577	1,574	520,003
Gain on sale of cost method investment	190,832	-	190,832	190,832	-	190,832
Interest expense	(48,015)	(44,097)	(3,918)	(94,075)	(88,492)	(5,583)
(Provision)/benefit for income taxes, net	(51)	344	(395)	(94)	(286)	192
Equity in income of joint ventures, net	10,158	22,533	(12,375)	23,806	41,287	(17,481)
Equity in income of other real estate investments, net	4,782	13,269	(8,487)	15,740	19,493	(3,753)
Net income attributable to noncontrolling interests	(225)	(360)	135	(514)	(869)	355
Preferred dividends	(6,354)	(14,534)	8,180	(12,708)	(29,068)	16,360
Net income available to the Company's common shareholders	$741,539	$86,493	$655,046	$825,285	$188,128	$637,157
Net income available to the Company:
Diluted per common share	$1.71	$0.20	$1.51	$1.90	$0.44	$1.46

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
(2)

Operating and maintenance expense consists of property related costs including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses.

(3)

General and administrative expense includes employee-related expenses (including salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel and entertainment costs and other company-specific expenses.

Net income available to the Company’s common shareholders was $741.5 million for the three months ended June 30, 2020, as compared to $86.5 million for the comparable period in 2019. On a diluted per common share basis, net income available to the Company for the three months ended June 30, 2020 was $1.71 as compared to $0.20 for the comparable period in 2019.

Net income available to the Company’s common shareholders was $825.3 million for the six months ended June 30, 2020, as compared to $188.1 million for the comparable period in 2019. On a diluted per common share basis, net income available to the Company for the six months ended June 30, 2020 was $1.90 as compared to $0.44 for the comparable period in 2019.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Income, that the Company believes changed significantly and affected Net income available to the Company's common shareholders during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019:

Revenue from rental properties, net –

The decrease in Revenues from rental properties, net of $44.7 million for the three months ended June 30, 2020, as compared to the corresponding period in 2019, is primarily from (i) an increase in adjustments associated with potentially uncollectible revenues and disputed amounts, including straight-line rent receivables, primarily due to the COVID-19 pandemic, for the three months ended June 30, 2020 of $44.9 million, as compared to the corresponding period in 2019 and (ii) a decrease in revenues of $8.1 million due to properties sold during 2020 and 2019, partially offset by (iii) acquisitions, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the three months ended June 30, 2020 of $4.7 million, as compared to the corresponding period in 2019 and (iv) the completion of certain redevelopment and development projects included in the Company’s Signature Series™, which provided incremental revenues for the three months ended June 30, 2020 of $3.6 million, as compared to the corresponding period in 2019.

The decrease in Revenues from rental properties, net of $49.4 million for the six months ended June 30, 2020, as compared to the corresponding period in 2019, is primarily from (i) an increase in adjustments associated with potentially uncollectible revenues and disputed amounts, including straight-line rent receivables, primarily due to the COVID-19 pandemic, for the six months ended June 30, 2020 of $49.2 million, as compared to the corresponding period in 2019 and (ii) a decrease in revenues of $21.2 million due to properties sold during 2020 and 2019, partially offset by (iii) acquisitions, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the six months ended June 30, 2020 of $12.7 million, as compared to the corresponding period in 2019 and (iv) the completion of certain redevelopment and development projects included in the Company’s Signature Series™, which provided incremental revenues for the six months ended June 30, 2020 of $8.3 million, as compared to the corresponding period in 2019.

Operating and maintenance –

The decrease in Operating and maintenance expense of $4.3 million for the three months ended June 30, 2020, as compared to the corresponding period in 2019, is primarily due to (i) a decrease in expenses of $1.4 million due to properties sold during 2020 and 2019, (ii) a reduction in snow removal costs of $1.2 million and (iii) a decrease in overall spending on properties primarily due to the COVID-19 pandemic during the three months ended June 30, 2020, as compared to the corresponding period in 2019.

General and administrative –

The decrease in General and administrative expense of $4.9 million for the six months ended June 30, 2020, as compared to the corresponding period in 2019, is primarily due to (i) a reduction of  $1.9 million primarily due to the fluctuations in value of various directors’ deferred stock during the six months ended June 30, 2020, as compared to the corresponding period in 2019, (ii) a reduction in severance expense for the six months ended June 30, 2020 of $0.9 million, as compared to the corresponding period in 2019, (iii) a reduction in travel and entertainment costs of $0.8 million due to less business related trips during the COVID-19 pandemic and (iv) a reduction in office rent expense of $0.8 million, due to the relocation of the Company’s headquarters to Company-owned office space, for the six months ended June 30, 2020, as compared to the corresponding period in 2019.

Impairment charges –

During the six months ended June 30, 2020 and 2019, the Company recognized impairment charges related to adjustments to property carrying values of $3.1 million and $21.6 million, respectively, for which the Company’s estimated fair values were primarily based upon (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculation to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the fair value hierarchy.

Depreciation and amortization –

The increase in Depreciation and amortization of $4.6 million for the three months ended June 30, 2020, as compared to the corresponding period in 2019, is primarily due to (i) an increase of $5.6 million and write-offs of depreciable assets due to tenant vacates during the three months ended June 30, 2020, as compared to the corresponding period in 2019 and (ii) an increase of $1.1 million related to the completion of certain development and redevelopment projects that were placed into service during 2020 and 2019, partially offset by (iii) a decrease of $2.1 million resulting from property dispositions in 2020 and 2019.

Gain on sale of properties –

During the six months ended June 30, 2020, the Company disposed of three operating properties, in separate transactions, for an aggregate sales price of $17.2 million, which resulted in aggregate gains of $5.7 million. During the six months ended June 30, 2019, the Company disposed of seven operating properties and five out-parcels, in separate transactions, for an aggregate sales price of $110.1 million. These transactions resulted in aggregate gains of $38.4 million.

Gain on marketable securities, net –

The increase in Gain on marketable securities, net of $526.2 million and $520.0 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019, is primarily the result of the mark-to-market of the Company’s Albertsons Companies, Inc. (“ACI”) investment due to their initial public offering during June 2020. This offering resulted in the Company changing the classification of its ACI investment from a cost method investment to a marketable security.

Gain on sale of cost method investment –

In June 2020, the Company recognized an aggregate gain of $190.8 million related to (i) a $131.6 million gain resulting from ACI’s partial repurchase of its common stock from existing shareholders in conjunction with its issuance of convertible preferred stock and (ii) a gain of $59.2 million in connection with the partial sale of the Company’s investment in ACI through ACI’s initial public offering.

Interest expense –

The increase in Interest expense of $3.9 million and $5.6 million for the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, respectively, is primarily due to higher levels of borrowings during 2020, as compared to 2019.

Equity in income of joint ventures, net –

The decrease in Equity in income of joint ventures, net of $12.4 million for the three months ended June 30, 2020, as compared to the corresponding period in 2019, is primarily due to (i) the recognition of net gains of $8.5 million resulting from the sale of properties within various joint venture investments during the three months ended June 30, 2019 and (ii) lower equity in income of $3.9 million within various joint venture investments during 2020, as compared to the corresponding period in 2019, primarily resulting from the sale of properties within various joint venture investments during 2019 and an increase in adjustments of trade account receivable and straight-line receivable balances associated with the leases accounted for on a cash basis and allowances due to the impact from the COVID-19 pandemic during 2020.

The decrease in Equity in income of joint ventures, net of $17.5 million for the six months ended June 30, 2020, as compared to the corresponding period in 2019, is primarily due to (i) the recognition of net gains of $13.2 million resulting from the sale of properties within various joint venture investments during the six months ended June 30, 2019 and (ii) lower equity in income of $5.3 million within various joint venture investments during 2020, as compared to the corresponding period in 2019, primarily resulting from the sale of properties within various joint venture investments during 2019 and an increase in adjustments of trade account receivable and straight-line receivable balances associated with the leases accounted for on a cash basis and allowances due to the impact from the COVID-19 pandemic during 2020, partially offset by (iii) a decrease in impairment charges of $1.0 million recognized during 2020, as compared to the corresponding period in 2019.

Equity in income of other real estate investments, net –

The decrease in Equity in income of other real estate investments, net of $8.5 million and $3.8 million for the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, respectively, is primarily due to a net decrease in profit participation from the sale of properties within the Company’s Preferred Equity Program during 2020, as compared to the corresponding periods in 2019.

Preferred dividends –

The decrease in Preferred dividends of $8.2 million and $16.4 million for the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, respectively, is primarily due the redemption of preferred shares (Classes I, J and K) during 2019.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At June 30, 2020, the Company’s five largest tenants were TJX Companies, Home Depot, Ahold Delhaize USA, Albertsons and Ross Stores, which represented 3.9%, 2.5%, 2.1%, 2.0% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest. As discussed above, as a result of the COVID-19 pandemic, the Company has observed a substantial increase in the number of tenants that have made late or partial rent payments, requested a deferral of rent payments, or defaulted on rent payments, and it is likely that more of our tenants will be similarly impacted in the future.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, and immediate access to the Company's unsecured revolving credit facility (the "Credit Facility") with bank commitments of $2.0 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents, beginning of the period	$123,947	$143,581
Net cash flow provided by operating activities	237,447	313,529
Net cash flow provided by/(used for) investing activities	96,597	(100,519)
Net cash flow used for financing activities	(256,304)	(242,600)
Net change in cash and cash equivalents	77,740	(29,590)
Cash and cash equivalents, end of the period	$201,687	$113,991

Operating Activities

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, all of which are highly uncertain and cannot be predicted, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A. Risk Factors. See further discussion relating to the effects of the COVID-19 pandemic in the “COVID-19 Pandemic”, “Investing Activities” and “Financing Activities” sections within this Item 2.

Net cash flow provided by operating activities for the six months ended June 30, 2020, was $237.4 million, as compared to $313.5 million for the comparable period in 2019. The decrease of $76.1 million is primarily attributable to:

●	changes in accounts and notes receivables, net primarily due to the deferral of rent payments, late or partial rent payments or defaulted rent payments as a result of the COVID-19 pandemic;
●	the disposition of operating properties in 2020 and 2019; and
●	a decrease in distributions from the Company’s joint venture programs; partially offset by
●	new leasing, expansion and re-tenanting of core portfolio properties;
●	changes in operating assets and liabilities, net due to timing of receipts and payments; and
●	the acquisition of an operating property during 2020.

Due to the current economic uncertainty resulting from the COVID-19 pandemic, the Company has, and continues to have, worked with its tenants to grant rent deferrals on a tenant-by-tenant basis. The deferrals are anticipated to be paid within six to 18 months.

In addition, during April 2020, the Company created a Tenant Assistance Program to assist small business tenants in identifying and applying for federal and state aid to help support their businesses during the COVID-19 pandemic. The Company is working in partnership with law firms to provide assistance with the application process at the Company’s expense. Legal professionals will assist tenants in identifying suitable loan programs, identifying potential lending institutions, and preparing and submitting applications.

Investing Activities

Net cash flow provided by investing activities was $96.6 million for the six months ended June 30, 2020, as compared to net cash flow used for investing activities of $100.5 million for the comparable period in 2019.

Investing activities during 2020 primarily consisted of:

Cash inflows:

●

$228.4 million in proceeds from the partial sale of the Company’s ACI cost method investment prior to its initial public offering (“IPO”) and the sale of 4.7 million shares of ACI common stock at its IPO;

●	$13.4 million in proceeds from the sale of three consolidated operating properties; and
●	$2.5 million in proceeds from insurance casualty claims.

Cash outflows:

●	$133.2 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●

$9.3 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio, and investments in other real estate investments, primarily related to repayment of a mortgage within the Company’s Preferred Equity Program; and

●	$7.1 million for the acquisition of operating real estate.

Investing activities during 2019 primarily consisted of:

Cash inflows:

●	$106.8 million in proceeds from the sale of seven consolidated operating properties and five out-parcels;
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

Acquisition of Operating Real Estate –

       During the six months ended June 30, 2020 and 2019, the Company expended $7.1 million and $0 million (after use of Internal Revenue Code Section 1031 proceeds of $31.0 million in 2019), respectively, towards the acquisition of an operating real estate property adjacent to an existing operating real estate property. The Company anticipates spending up to approximately $25.0 million towards the acquisition of operating properties for the remainder of 2020. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company's Credit Facility.

Improvements to Operating Real Estate –

During the six months ended June 30, 2020 and 2019, the Company expended $110.8 million and $139.9 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Six Months Ended June 30,
	2020	2019
Redevelopment and renovations	$93,663	$103,477
Tenant improvements and tenant allowances	17,163	29,858
Other	-	6,530
Total improvements (1)	$110,826	$139,865

(1)

During the six months ended June 30, 2020 and 2019, the Company capitalized payroll of $4.4 million and $4.0 million, respectively, and capitalized interest of $4.9 million and $2.5 million, respectively, in connection with the Company’s improvements to operating real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment: (i) large scale redevelopment, which involves demolishing and building new square footage; (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts; and (iii) creation of out-parcels and pads located in the front of the shopping center properties.

Due to the recent COVID-19 pandemic mentioned above, the Company is re-evaluating its current redevelopment and re-tenanting projects and will only move forward with the projects it feels are necessary. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2020 will be approximately $75.0 million to $115.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $256.3 million for the six months ended June 30, 2020, as compared $242.6 million for the comparable period in 2019.

Financing activities during 2020 primarily consisted of:

Cash inflows:

●	$590.0 million in proceeds from issuance of the Company’s unsecured term loan credit facility (the "Term Loan").

Cash outflows:

●	$254.7 million of dividends paid;
●	$265.0 million in repayments of the Company’s Term Loan;
●	$200.0 million in repayments under the Company’s Credit Facility, net;
●

$93.9 million for principal payments on debt (primarily related to the repayment of debt on two encumbered properties and the payoff of a construction loan), including normal amortization on rental property debt;

●	$22.1 million for the redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership interests by consolidated subsidiaries;
●	$6.4 million for financing origination costs, primarily related to the Credit Facility and Term Loan; and
●	$5.3 million in other financing related costs.

Financing activities during 2019 primarily consisted of:

Cash inflows:

●	$35.0 million in proceeds from borrowings under the Company’s Credit Facility, net; and
●	$7.1 million in proceeds from construction loan financing at one development project.

Cash outflows:

●	$265.2 million of dividends paid;
●	$12.4 million for principal payments on debt (related to the repayment of debt on an encumbered property), including normal amortization on rental property debt; and
●	$4.1 million for the redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership interests by consolidated subsidiaries.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  Due to the recent COVID-19 pandemic, the Company has noticed significant volatility in the debt markets.  Although pricing remains dependent on specific deal terms, generally spreads for non-recourse mortgage, construction loan financing and unsecured debt are wider than spreads prior to the impact of the COVID-19 pandemic.

Debt maturities for the remainder of 2020 consist of $70.5 million of consolidated debt, $39.8 million of unconsolidated joint venture debt and $61.9 million of debt included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available. The 2020 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s Credit Facility and debt refinancing where applicable. The 2020 debt maturities on properties included in the Company’s unconsolidated joint ventures and in the Company’s Preferred Equity Program are anticipated to be repaid with operating cash flows, debt refinancing, credit facilities (where available) and partner capital contributions, as deemed appropriate.

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

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $15.2 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air, grocery-anchored shopping centers and mixed-use assets, funding real estate under development projects, expanding and improving properties in the portfolio and other investments.

During February 2018, the Company filed a shelf registration statement on Form S-3, which is effective for a term of three years, for the future unlimited offerings, from time to time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants. The Company, pursuant to this shelf registration statement may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

During May 2020, the Company filed a registration statement on Form S-8 for its 2020 Equity Participation Plan (the “2020 Plan”), which was approved by the Company’s stockholders and is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020.  The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards.  At June 30, 2020, the Company had 10.0 million shares of common stock available for issuance under the 2020 Plan.

Common Stock –

During September 2019, the Company established an at the market continuous offering program (the “ATM program”), pursuant to which the Company may offer and sell from time to time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not offer for sale any shares of common stock under the ATM program during the six months ended June 30, 2020.

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the six months ended June 30, 2020. As of June 30, 2020, the Company had $224.9 million available under this share repurchase program.

Senior Notes –

On July 15, 2020, the Company announced the partial redemption of $200.0 million of its 3.20% senior unsecured notes outstanding, which mature in May 2021. These notes will be redeemed on July 30, 2020 and the Company will incur a prepayment charge of approximately $3.3 million resulting from the partial repayment. As of June 30, 2020, $484.9 million was outstanding on these notes.

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of June 30, 2020
Consolidated Indebtedness to Total Assets	<65%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	3%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	8.2x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.5x

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

Credit Facility –

In February 2020, the Company obtained a new $2.0 billion Credit Facility with a group of banks, which replaced the Company’s existing $2.25 billion unsecured revolving credit facility. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility, which accrues interest at a rate of LIBOR plus 77.5 basis points (1.18% as of June 30, 2020), can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to climate actions, as described in the agreement. Upon achieving such climate actions, the rate on the Credit Facility is reduced by 1 basis point. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of June 30, 2020, the Credit Facility had no outstanding balance and $0.3 million appropriated for letters of credit and the Company was in compliance with its covenants.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of June 30, 2020
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	43%
Total Priority Indebtedness to GAV	<35%	2%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.9x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.1x

For a full description of the Credit Facility’s covenants, refer to the Amended and Restated Credit Agreement dated as of February 27, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2020.

Term Loan –

On April 1, 2020, the Company entered into a new Term Loan with total outstanding borrowings of $590.0 million pursuant to a credit agreement with a group of banks. The Term Loan was scheduled to mature in April 2021, with a one-year extension option to extend the maturity date, at the Company’s discretion, to April 2022. The Term Loan accrued interest at a rate of LIBOR plus 140 basis points (1.65% as of June 30, 2020) or, at the Company’s option, a spread of 40 basis points to the base rate defined in the Term Loan, that in each case fluctuated in accordance with changes in the Company’s senior debt ratings. The Term Loan could be increased by an additional $750.0 million through an accordion feature. Pursuant to the terms of the Term Loan, the Company was subject to covenants that were substantially the same as those in the Credit Facility. The Company repaid $265.0 million of the outstanding borrowings under the Term Loan in June 2020 with the proceeds it received from ACI (see Footnote 6 to the Notes to the Company’s Condensed Consolidated Financial Statements). As of June 30, 2020, the Term Loan had an outstanding balance of $325.0 million and the Company was in compliance with its covenants. Subsequent to June 30, 2020, the Term Loan was fully repaid and the facility was terminated.

Green Bond –

In July 2020, the Company issued $500.0 million of unsecured notes (the “Green Bond”) which are scheduled to mature in October 2030 and accrue interest at a rate of 2.70% per annum. The net proceeds from this offering are allocated to finance or refinance, in whole or in part, recently completed, existing or future Eligible Green Projects, in alignment with the four core components of the Green Bond Principles, 2018 ("GBP") as administered by the International Capital Market Association. Eligible Green Projects include projects with disbursements made in the three years preceding the issue date of the notes. The Company intends to spend the remaining net proceeds from the offering during the life of the notes.

Mortgages and Construction Loan Payable –

In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one development property. This loan commitment was scheduled to mature in August 2020, with six additional six-month options to extend the maturity date to August 2023 and bore interest at a rate of LIBOR plus 180 basis points. This construction loan was fully repaid in January 2020.

During the six months ended June 30, 2020, the Company repaid $21.6 million of mortgage debt (including fair market value adjustment of $0.2 million) that encumbered two operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties and construction loan financing to partially fund the capital needs of its real estate development projects. As of June 30, 2020, the Company had over 320 unencumbered property interests in its portfolio.

COVID-19 –

As the COVID-19 pandemic continues to evolve, an uncertainty remains in relation to the long-term economic impact it will have. As a result, the Company has focused on creating a strong liquidity position by: (i) maintaining availability under its $2.0 billion ($2.75 billion with the accordion feature) Credit Facility; (ii) issuing a new $500.0 million Green Bond; (iii) paying down its existing Term Loan; (iv) holding $201.7 million of cash and cash equivalents on hand at June 30, 2020; and (iv) as mentioned above, having access to over 320 unencumbered property interests.

The Company continues to monitor the impact of COVID-19 on the Company’s business, tenants and industry as a whole. The magnitude and duration of the COVID-19 pandemic and its impact on the Company’s operations and liquidity is uncertain as of the filing date of this Quarterly Report on Form 10-Q as this pandemic continues to evolve globally and within the United States. However, if the COVID-19 pandemic continues on its current trajectory, such impacts could grow and become material and could materially disrupt the Company’s business operations and materially adversely affect the Company’s liquidity.

Dividends –

The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio that reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for common and preferred issuances of stock for the six months ended June 30, 2020 and 2019 were $254.7 million and $265.2 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally has paid dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. As a result of the COVID-19 pandemic and the future economic uncertainties, out of an abundance of caution, the Company’s Board of Directors has temporarily suspended the dividend on its common shares. The Company’s Board of Directors will continue to monitor the Company’s financial performance and economic outlook on a monthly basis and, at a later date, intends to reinstate the common dividend during 2020 of at least the amount equal to the Company’s REIT taxable income distribution requirements.

The Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M). All dividends on preferred shares were paid on July 15, 2020, to shareholders of record on July 1, 2020. Additionally, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M). All dividends on the preferred shares are scheduled to be paid on October 15, 2020, to shareholders of record on October 1, 2020.

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

FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performances, which does not represent cash generated from operating activities in accordance with GAAP and therefore, should not be considered an alternative for net income or cash flows from operations as a measure of liquidity.  Our method of calculating FFO available to the Company’s common shareholders may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders is reflected in the table below (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income available to the Company’s common shareholders	$741,539	$86,493	$825,285	$188,128
Gain on sale of properties	(1,850)	(14,762)	(5,697)	(38,357)
Gain on sale of joint venture properties	-	(8,496)	(18)	(13,186)
Depreciation and amortization - real estate related	72,296	68,723	141,003	139,983
Depreciation and amortization - real estate joint ventures	10,178	10,115	20,742	20,276
Impairment charges of depreciable real estate properties	138	18,247	3,579	24,655
Gain on sale of cost method investment	(190,832)	-	(190,832)	-
Profit participation from other real estate investments, net	(1,186)	(8,754)	(7,469)	(9,784)
Gain on marketable securities, net	(526,243)	(71)	(521,577)	(1,574)
Provision for income taxes (1)	-	-	1	-
Noncontrolling interests (1)	(559)	(333)	(1,063)	(581)
FFO available to the Company’s common shareholders	$103,481	$151,162	$263,954	$309,560
Weighted average shares outstanding for FFO calculations:
Basic	429,967	419,697	429,851	419,581
Units	663	835	638	825
Dilutive effect of equity awards	970	949	1,469	1,166
Diluted (2)	431,599	421,481	431,959	421,572

FFO per common share – basic	$0.24	$0.36	$0.61	$0.74
FFO per common share – diluted (2)	$0.24	$0.36	$0.61	$0.74

(1)	Related to gains, impairments, and depreciation on properties, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $0 and $228 for the three months ended June 30, 2020 and 2019, respectively, and $160 and $446 for the six months ended June 30, 2020 and 2019, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income available to the Company’s common shareholders	$741,539	$86,493	$825,285	$188,128
Adjustments:
Management and other fee income	(2,955)	(4,163)	(6,695)	(8,539)
General and administrative	22,504	22,633	43,521	48,464
Impairment charges	138	17,451	3,112	21,626
Depreciation and amortization	73,559	69,005	142,956	140,566
Gain on sale of properties	(1,850)	(14,762)	(5,697)	(38,357)
Interest and other expense, net	47,966	42,230	92,782	85,506
Gain on marketable securities, net	(526,243)	(71)	(521,577)	(1,574)
Gain on sale of cost method investment	(190,832)	-	(190,832)	-
Provision/(benefit) for income taxes, net	51	(344)	94	286
Equity in income of other real estate investments, net	(4,782)	(13,269)	(15,740)	(19,493)
Net income attributable to noncontrolling interests	225	360	514	869
Preferred dividends	6,354	14,534	12,708	29,068
Non same property net operating income	(161)	(19,169)	(18,643)	(47,994)
Non-operational expense from joint ventures, net	16,764	10,125	35,777	24,918
Same property NOI	$182,277	$211,053	$397,565	$423,474

Same property NOI decreased by $28.8 million or 13.6% for the three months ended June 30, 2020, as compared to the corresponding period in 2019. This change is primarily the result of (i) adjustments associated with potentially uncollectible revenues and disputed amounts of $35.9 million, partially offset by (ii) an increase in revenues from rental properties of $6.5 million primarily related to lease-up and rent commencements in the portfolio and (iii) a decrease in operating expenses of $0.6 million.

Same property NOI decreased by $25.9 million or 6.1% for the six months ended June 30, 2020, as compared to the corresponding period in 2019. This change is primarily the result of (i) adjustments associated with potentially uncollectible revenues and disputed amounts of $38.5 million, partially offset by (ii) an increase in revenues from rental properties of $12.6 million primarily related to lease-up and rent commencements in the portfolio.

Leasing Activity

During the six months ended June 30, 2020, the Company executed 392 leases totaling over 3.0 million square feet in the Company’s consolidated operating portfolio comprised of 84 new leases and 308 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $25.2 million or $46.75 per square foot. These costs include $21.1 million of tenant improvements and $4.1 million of external leasing commissions. The average rent per square foot on new leases was $20.94 and on renewals and options was $17.38.

Tenant Lease Expirations

At June 30, 2020, the Company has a total of 5,372 leases in the U.S. consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	177	567	$12,679	1.6%
2020	225	1,031	$18,706	2.3%
2021	745	5,252	$85,085	10.4%
2022	825	5,902	$103,345	12.6%
2023	725	5,739	$97,276	11.9%
2024	668	5,200	$94,893	11.6%
2025	541	4,837	$83,879	10.3%
2026	287	4,316	$60,969	7.5%
2027	248	3,224	$49,706	6.1%
2028	309	3,187	$60,299	7.4%
2029	251	2,603	$45,553	5.6%
2030	190	1,678	$31,274	3.8%

(1)	Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of June 30, 2020, with corresponding weighted average interest rates sorted by maturity date. The table does not include extension options where available (amounts in millions).

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$70.5	$142.3	$149.6	$12.0	$9.4	$4.6	$388.4	$387.4
Average Interest Rate	5.20%	5.39%	4.06%	3.23%	6.73%	7.08%	4.83%

Unsecured Debt
Fixed Rate	$-	$484.3	$497.5	$348.5	$397.5	$2,909.2	$4,637.0	$4,719.3
Average Interest Rate	-	3.20%	3.40%	3.13%	2.70%	3.73%	3.50%

Floating Rate	$-	$325.0	$-	$-	$-	$-	$325.0	$325.0
Average Interest Rate	-	1.65%	-	-	-	-	1.65%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $1.6 million for the six months ended June 30, 2020, if short-term interest rates were 1.0% higher.

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

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization.  The COVID-19 pandemic has resulted in a widespread health crisis that has had a significant adverse affect on businesses, economies and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. There is significant uncertainty around the extent and duration of business disruptions related to COVID-19, as well as its long-term impact on the U.S. economy.

Our business and the businesses of our tenants have been adversely affected by the COVID-19 pandemic and actions taken to contain or prevent its spread. A substantial number of tenants have temporarily closed their businesses, have shortened their operating hours or offered reduced services. As a result, the Company has observed a substantial increase in the number of tenants that have made late or partial rent payments, requested a deferral of rent payments, or defaulted on rent payments, and it is likely that more of our tenants will be similarly impacted in the future. Impacts of COVID-19 could also result in the complete or partial closure of one or more of our tenants’ manufacturing facilities or distribution centers, temporary or long-term disruption in our tenants’ supply chains from local and international suppliers, and/or delays in the delivery of our tenants’ inventory.

Even after governmental restrictions are lifted, our tenants may continue to be impacted by economic conditions resulting from COVID-19 or public perception of the risk of COVID-19, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations. A downturn in our tenants’ businesses that significantly weakens their financial condition could cause them to delay lease commencements or decline to extend or renew leases upon expiration and could lead to additional failures to make rental payments when due, store closures or bankruptcies, and we may be unable to collect past due balances under relevant leases. We have received requests for rent relief from some of our tenants. We are assessing these requests on a case-by-case basis and have agreed, and may continue to agree to certain relief. It is likely there will be additional requests for relief in the future.

In addition, like many other companies, due to government mandates, we have instructed our employees to work from home, which, especially if this persists for a prolonged period of time, may have an adverse impact on our employees, operations and systems. Extended periods of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential tenants, longer time periods to review and approve leases, longer time to respond to tenant and property issues, or other decreases in productivity that could seriously harm our business.

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
●

the reduced economic activity severely impacts our tenants' businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

●	the reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending;
●

difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a prolonged severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' ability to fund their business operations and meet their obligations to us;

●

the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Credit Facility and pay dividends;

●	any impairment in value of our real estate assets which could be recorded as a result of a weaker economic conditions;
●	a continued decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties; and
●

a deterioration in our or our tenants' ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations could adversely affect our operations and those of our tenants.

The extent to which the COVID-19 pandemic continues to impact our business, results of operations, financial condition and stock price will depend on numerous evolving factors that are highly uncertain and which we may not be able to predict, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be taken in response to the pandemic, the impact on economic activity from the pandemic and actions taken in response, the impact on our employees any other operational disruptions or difficulties we may face, the effect on our tenants and their businesses, the ability of tenants to pay their contracted rents and any additional closures of our tenants’ businesses. These effects, individually or in the aggregate, will adversely impact our tenant’s ability to pay their contracted rent. Any of these events could materially adversely impact our business, financial condition, results of operations or stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the six months ended June 30, 2020, the Company repurchased 288,885 shares for an aggregate purchase price of $5.3 million (weighted average price of $18.39 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans.

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended June 30, 2020. As of June 30, 2020, the Company had $224.9 million available under this share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2020 – January 31, 2020	30,631	$20.63	-	$224.9
February 1, 2020 – February 29, 2020	238,412	18.82	-	224.9
March 1, 2020 – March 31, 2020	1,665	17.76	-	224.9
April 1, 2020 – April 30, 2020	-	-	-	224.9
May 1, 2020 – May 31, 2020	17,157	8.76	-	224.9
June 1, 2020 – June 30, 2020	1,020	12.72	-	224.9
Total	288,885	$18.39	-

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

10.1	Credit Agreement, dated April 1, 2020, among Kimco Realty Corporation and each of the parties named therein.
10.2	Amendment No.1 to Credit Agreement, dated April 20, 2020, among Kimco Realty Corporation and each of the parties named therein.
10.3	Amendment No.2 to Credit Agreement, dated April 24, 2020, among Kimco Realty Corporation and each of the parties named therein.
10.4	Form of Kimco Realty Corporation 2020 Equity Participation Plan Performance Share Award Grant Notice and Performance Share Award Agreement.
10.5	Form of Kimco Realty Corporation 2020 Equity Participation Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.
31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

August 7, 2020	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

August 7, 2020	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer