Form 10-Q
period 2020-09-30
KIMCO REALTY CORP
filed 2020-11-05
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 28, 2020, the registrant had 432,498,662 shares of common stock outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 30, 2020	December 31, 2019
Assets:
Real estate, net of accumulated depreciation and amortization of $2,662,212 and $2,500,053, respectively	$9,373,537	$9,209,053
Real estate under development	5,672	220,170
Investments in and advances to real estate joint ventures	589,672	578,118
Other real estate investments	120,148	194,400
Cash and cash equivalents	324,977	123,947
Marketable securities	556,791	9,353
Accounts and notes receivable, net	239,864	218,689
Operating lease right-of-use assets, net	94,807	99,125
Other assets	218,724	345,012
Total assets (1)	$11,524,192	$10,997,867

Liabilities:
Notes payable, net	$5,042,737	$4,831,759
Mortgages and construction loan payable, net	314,641	484,008
Dividends payable	5,366	126,274
Operating lease liabilities	88,893	92,711
Other liabilities	517,185	516,265
Total liabilities (2)	5,968,822	6,051,017
Redeemable noncontrolling interests	17,943	17,943

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 19,580 shares; Aggregate liquidation preference $489,500	20	20
Common stock, $.01 par value, authorized 750,000,000 shares; Issued and outstanding 432,501,817 and 431,814,951 shares, respectively	4,325	4,318
Paid-in capital	5,759,104	5,765,233
Cumulative distributions in excess of net income	(288,491)	(904,679)
Total stockholders' equity	5,474,958	4,864,892
Noncontrolling interests	62,469	64,015
Total equity	5,537,427	4,928,907
Total liabilities and equity	$11,524,192	$10,997,867

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2020 and December 31, 2019 of $104,087 and $245,489, respectively. See Footnote 10 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at September 30, 2020 and December 31, 2019 of $64,704 and $153,436, respectively. See Footnote 10 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues
Revenues from rental properties, net	$256,607	$279,181	$778,572	$850,525
Management and other fee income	3,185	3,690	9,880	12,229
Total revenues	259,792	282,871	788,452	862,754

Operating expenses
Rent	(2,767)	(2,836)	(8,429)	(8,452)
Real estate taxes	(40,403)	(37,519)	(118,733)	(113,871)
Operating and maintenance	(42,844)	(39,758)	(124,192)	(123,871)
General and administrative	(28,795)	(23,832)	(72,316)	(72,296)
Impairment charges	(397)	(19,609)	(3,509)	(41,235)
Depreciation and amortization	(71,704)	(68,874)	(214,660)	(209,440)
Total operating expenses	(186,910)	(192,428)	(541,839)	(569,165)

Gain on sale of properties	-	9,025	5,697	47,382

Operating income	72,882	99,468	252,310	340,971

Other income/(expense)
Other (expense)/income, net	(900)	4,526	393	7,512
(Loss)/gain on marketable securities, net	(76,931)	(199)	444,646	1,375
Gain on sale of cost method investment	-	-	190,832	-
Interest expense	(46,942)	(43,146)	(141,017)	(131,638)
Early extinguishment of debt charges	(7,538)	-	(7,538)	-
(Loss)/income before income taxes, net, equity in income of joint ventures, net, and equity in income from other real estate investments, net	(59,429)	60,649	739,626	218,220

(Provision)/benefit for income taxes, net	(388)	3,866	(482)	3,580
Equity in income of joint ventures, net	11,233	17,673	35,039	58,960
Equity in income of other real estate investments, net	11,155	3,265	26,895	22,758

Net (loss)/income	(37,429)	85,453	801,078	303,518

Net income attributable to noncontrolling interests	(965)	(1,463)	(1,479)	(2,332)

Net (loss)/income attributable to the Company	(38,394)	83,990	799,599	301,186

Preferred stock redemption charges	-	(11,369)	-	(11,369)
Preferred dividends	(6,354)	(13,573)	(19,062)	(42,641)

Net (loss)/income available to the Company's common shareholders	$(44,748)	$59,048	$780,537	$247,176

Per common share:
Net (loss)/income available to the Company:
-Basic	$(0.10)	$0.14	$1.80	$0.58
-Diluted	$(0.10)	$0.14	$1.80	$0.58

Weighted average shares:
-Basic	429,994	419,823	429,899	419,663
-Diluted	429,994	421,002	431,602	420,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	of Net Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at July 1, 2019	$(835,934)	43	$43	422,094	$4,221	$6,125,572	$5,293,902	$73,559	$5,367,461
Net income	83,990	-	-	-	-	-	83,990	1,463	85,453
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(94)	(94)
Dividends declared to common and preferred shares	(131,797)	-	-	-	-	-	(131,797)	-	(131,797)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2,340)	(2,340)
Issuance of common stock	-	-	-	52	-	-	-	-	-
Surrender of restricted common stock	-	-	-	(14)	-	(259)	(259)	-	(259)
Exercise of common stock options	-	-	-	98	1	1,539	1,540	-	1,540
Amortization of equity awards	-	-	-	-	-	4,505	4,505	-	4,505
Redemption of preferred stock	-	(14)	(14)	-	-	(349,986)	(350,000)	-	(350,000)
Balance at September 30, 2019	$(883,741)	29	$29	422,230	$4,222	$5,781,371	$4,901,881	$72,588	$4,974,469

Balance at July 1, 2020	$(200,492)	20	$20	432,504	$4,325	$5,752,658	$5,556,511	$61,863	$5,618,374
Net (loss)/income	(38,394)	-	-	-	-	-	(38,394)	965	(37,429)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(240)	(240)
Dividends declared to common and preferred shares	(49,605)	-	-	-	-	-	(49,605)	-	(49,605)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(119)	(119)
Surrender of restricted common stock	-	-	-	(2)	-	(4)	(4)	-	(4)
Amortization of equity awards	-	-	-	-	-	6,450	6,450	-	6,450
Balance at September 30, 2020	$(288,491)	20	$20	432,502	$4,325	$5,759,104	$5,474,958	$62,469	$5,537,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	of Net Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at January 1, 2019	$(787,707)	43	$43	421,389	$4,214	$6,117,254	$5,333,804	$77,249	$5,411,053
Net income	301,186	-	-	-	-	-	301,186	2,332	303,518
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(279)	(279)
Dividends declared to common and preferred shares	(397,220)	-	-	-	-	-	(397,220)	-	(397,220)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(3,499)	(3,499)
Issuance of common stock	-	-	-	838	8	(8)	-	-	-
Surrender of restricted common stock	-	-	-	(236)	(2)	(3,946)	(3,948)	-	(3,948)
Exercise of common stock options	-	-	-	239	2	3,349	3,351	-	3,351
Amortization of equity awards	-	-	-	-	-	14,219	14,219	-	14,219
Acquisition of noncontrolling interests	-	-	-	-	-	489	489	(3,215)	(2,726)
Redemption of preferred stock	-	(14)	(14)	-	-	(349,986)	(350,000)	-	(350,000)
Balance at September 30, 2019	$(883,741)	29	$29	422,230	$4,222	$5,781,371	$4,901,881	$72,588	$4,974,469

Balance at January 1, 2020	$(904,679)	20	$20	431,815	$4,318	$5,765,233	$4,864,892	$64,015	$4,928,907
Contributions from noncontrolling interests	-	-	-	-	-	-	-	109	109
Net income	799,599	-	-	-	-	-	799,599	1,479	801,078
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(845)	(845)
Dividends declared to common and preferred shares	(183,411)	-	-	-	-	-	(183,411)	-	(183,411)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(1,018)	(1,018)
Issuance of common stock	-	-	-	921	9	(9)	-	-	-
Surrender of restricted common stock	-	-	-	(297)	(3)	(5,326)	(5,329)	-	(5,329)
Exercise of common stock options	-	-	-	63	1	980	981	-	981
Amortization of equity awards	-	-	-	-	-	17,574	17,574	-	17,574
Acquisition of noncontrolling interests	-	-	-	-	-	(19,348)	(19,348)	(1,271)	(20,619)
Balance at September 30, 2020	$(288,491)	20	$20	432,502	$4,325	$5,759,104	$5,474,958	$62,469	$5,537,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019

Cash flow from operating activities:
Net income	$801,078	$303,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214,660	209,440
Impairment charges	3,509	41,235
Early extinguishment of debt charges	7,538	-
Equity award expense	18,203	15,025
Gain on sale of properties	(5,697)	(47,382)
Gain on marketable securities, net	(444,646)	(1,375)
Gain on sale of cost method investment	(190,832)	-
Equity in income of joint ventures, net	(35,039)	(58,960)
Equity in income of other real estate investments, net	(26,895)	(22,758)
Distributions from joint ventures and other real estate investments	135,791	78,940
Change in accounts and notes receivable, net	(21,175)	(6,908)
Change in accounts payable and accrued expenses	42,064	29,515
Change in other operating assets and liabilities, net	(32,617)	(57,831)
Net cash flow provided by operating activities	465,942	482,459

Cash flow from investing activities:
Acquisition of operating real estate	(7,073)	-
Improvements to operating real estate	(164,366)	(228,029)
Improvements to real estate under development	(22,358)	(85,609)
Investments in marketable securities	-	(244)
Proceeds from sale of marketable securities	931	1,920
Proceeds from sale of cost method investment	227,325	-
Investments in and advances to real estate joint ventures	(14,640)	(22,129)
Reimbursements of investments in and advances to real estate joint ventures	4,400	10,274
Investments in and advances to other real estate investments	(4,918)	(12,503)
Reimbursements of investments in and advances to other real estate investments	297	5,960
Investment in other financing receivable	-	(48)
Collection of mortgage loans receivable	114	5,402
Investment in other investments	(500)	(2,500)
Proceeds from sale of properties	21,718	163,199
Proceeds from insurance casualty claims	2,450	3,000
Net cash flow provided by/(used for) investing activities	43,380	(161,307)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(158,556)	(6,198)
Principal payments on rental property debt	(8,036)	(9,265)
Proceeds from construction loan financing	-	8,752
Proceeds from issuance of unsecured term loan	590,000	-
Proceeds from issuance of unsecured notes	900,000	350,000
(Repayments)/proceeds from the unsecured revolving credit facility, net	(200,000)	100,000
Repayments of unsecured term loan	(590,000)	-
Repayments of unsecured notes	(484,905)	-
Financing origination costs	(17,851)	(7,448)
Payment of early extinguishment of debt charges	(7,538)	(1,531)
Contributions from noncontrolling interests	109	-
Redemption/distribution of noncontrolling interests	(22,483)	(6,489)
Dividends paid	(304,320)	(401,280)
Proceeds from issuance of stock, net	981	3,351
Redemption of preferred stock	-	(350,000)
Change in other financing liabilities	(5,693)	(3,315)
Net cash flow used for financing activities	(308,292)	(323,423)

Net change in cash and cash equivalents	201,030	(2,271)
Cash and cash equivalents, beginning of the period	123,947	143,581
Cash and cash equivalents, end of the period	$324,977	$141,310

Interest paid during the period including payment of early extinguishment of debt charges of $7,538 and $1,531, respectively (net of capitalized interest of $11,283 and $10,874, respectively)	$128,591	$111,224

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

The Company elected status as a Real Estate Investment Trust (a “REIT”) for federal income tax purposes beginning in its taxable year ended December 31, 1991 and operates in a manner that enables the Company to maintain its status as a REIT.  As a REIT, with respect to each taxable year, the Company must distribute at least 90 percent of its taxable income (excluding capital gain) and does not pay federal income taxes on the amount distributed to its shareholders.  The Company is not generally subject to federal income taxes if it distributes 100 percent of its taxable income.  Most states where the Company holds investments in real estate conform to the federal rules recognizing REITs.  Certain subsidiaries have made a joint election with the Company to be treated as taxable REIT subsidiaries (“TRSs”), which permit the Company to engage in certain business activities which the REIT may not conduct directly.  A TRS is subject to federal and state income taxes on its income, and the Company includes, when applicable, a provision for taxes in its condensed consolidated financial statements.  The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiaries. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

COVID-19 Pandemic –

In March 2020, coronavirus disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization (“WHO”). Shortly thereafter, the President of the United States declared a national emergency throughout the United States. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide and has caused significant volatility in U.S. and international debt and equity markets. The impact of COVID-19 on the retail industry for both landlords and tenants has been wide ranging, including, but not limited to, the temporary closures of many businesses, "shelter in place" orders, social distancing guidelines and other governmental, business and individual actions taken in response to the COVID-19 pandemic. There has also been reduced consumer spending due to job losses, government restrictions in response to COVID-19 and other effects attributable to COVID-19.

The Company is aware of the critical role its shopping centers play in the communities they serve, often providing access to essential goods and services such as groceries, drug stores, and medical care. The Company’s shopping centers remain open to continue to provide access to these essential goods and services, and the Company has taken steps to protect the shoppers and tenants at its sites, following the guidance of the Centers for Disease Control and Prevention (“CDC”) and the WHO.

The COVID-19 pandemic has created significant economic uncertainty and volatility and has considerably impacted the Company’s stakeholders. The extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be, taken in response to the pandemic, the impact on economic activity from the pandemic and actions taken in response, the effect on the Company’s tenants and their businesses, the ability of tenants to make their rental payments, additional closures of tenants’ businesses and the impact of opening and reclosing of communities in response to the resurgence of COVID-19. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators. In addition, the Company will continue to monitor for any material or adverse effects resulting from the COVID-19 pandemic.

Since the outbreak of the COVID-19 pandemic, the Company’s shopping centers have remained open; however, a substantial number of tenants had or continue to have temporarily or permanently closed their businesses. Others had, or continue to have, shortened their operating hours or offered reduced services. The Company has also had a substantial number of tenants that have made late or partial rent payments, requested a deferral of rent payments or defaulted on rent payments. Since the pandemic began, the Company has seen an increase in the number of tenants filing for bankruptcy. The Company continues to evaluate the impact of these bankruptcy filings have or will have on collections, vacancies and future rental income. The Company considered the effects COVID-19 has had on its tenants when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance, including the corresponding straight-line rent receivable. During the nine months ended September 30, 2020, the Company's revenue was reduced by $72.2 million associated with potentially uncollectible revenues, including revenues from tenants that are being accounted for on a cash basis, and disputed amounts, which includes $15.1 million for straight-line rent receivables, primarily attributable to the COVID-19 pandemic. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation. The Company has, and continues to have, worked with tenants to grant rent deferrals or forgiveness of rent on a tenant-by-tenant basis. The deferrals are generally anticipated to be paid within six to 18 months.

2. Summary of Significant Accounting Policies

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2019 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Reclassifications -

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. For comparative purposes, the Company reclassified (i) $9.4 million of Marketable securities from Other assets on the Company’s Condensed Consolidated Balance Sheets at December 31, 2019 and (ii) $0.2 million of loss on marketable securities, net and $1.4 million of gain on marketable securities, net from Other (expense)/income, net to (Loss)/gain on marketable securities, net on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019, respectively.

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

(i)

Account for the concessions as if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable and a lessee would increase its accounts payable as receivables/payments accrue. In its income statement, a lessor would continue to recognize income and a lessee would continue to recognize expense during the deferral period.

(ii)	Account for the deferred payments as variable lease payments.

The Company has elected to apply the modification relief as described in (i) above to the lease concessions it has entered into during the nine months ended September 30, 2020, related to the COVID-19 pandemic as a lessor related to rental income recognized.

       The following table represents ASUs to the FASB’s ASC that, as of September 30, 2020, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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
ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting

This ASU is intended to provide temporary optional expedients and exceptions to the US generally accepted accounting principles ("GAAP") guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates.

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

3. Real Estate

Acquisitions of Operating Properties -

During the nine months ended September 30, 2020, the Company acquired the following operating property, through a direct asset purchase (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	GLA*
North Valley Parcel	Peoria, AZ	Feb-20	$7,073	9

* Gross leasable area ("GLA")

Purchase Price Allocation -

The purchase price for this acquisition is allocated to real estate and related intangible assets acquired, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for the property acquired during the nine months ended September 30, 2020, is as follows (in thousands):

	Allocation as of September 30, 2020	Weighted Average Amortization Period (in Years)
Land	$935	n/a
Building	4,610	50.0
Building improvements	221	45.0
Tenant improvements	382	19.4
In-place leases	925	19.4
Net assets acquired	$7,073

Real Estate Under Development –

The Company had a real estate development project located in Dania Beach, FL for long-term investment. During June 2020, this real estate development project, aggregating $229.9 million (including internal capitalized costs of $31.2 million), was placed in service and the Company reclassified $228.8 million to Operating real estate, net and $1.1 million to Other assets on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2020, the Company had one land parcel located in Dania Beach, FL which is held for future development included in Real estate under development on the Company’s Condensed Consolidated Balance Sheets.

Redevelopment –

As a result of the COVID-19 pandemic, the Company continues to evaluate its current redevelopment and re-tenanting projects and is moving forward with the projects it deems are necessary.

Dispositions -

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels (dollars in millions):

	Nine Months Ended September 30,
	2020	2019
Aggregate sales price	$22.6	$163.8
Gain on sale of properties	$5.7	$47.4
Number of properties sold	3	12
Number of out-parcels sold	-	7
Number of land parcels sold	1	-

Impairments -

During the nine months ended September 30, 2020 and 2019, the Company recognized aggregate impairment charges of $3.5 million and $41.2 million, respectively, related to adjustments to property carrying values for properties which the Company has sold or marketed for sale as part of its active capital recycling program and as such, has adjusted the anticipated hold period for such properties. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third party offers. See Footnote 11 to the Notes to the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

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

The table below presents joint venture investments for which the Company held an ownership interest at September 30, 2020 and December 31, 2019 (dollars in millions):

	Ownership	The Company’s Investment
Joint Venture	Interest	September 30, 2020	December 31, 2019
Prudential Investment Program (1)	15.0%	$176.8	$169.5
Kimco Income Opportunity Portfolio (“KIR”) (1)	48.6%	176.9	175.0
Canada Pension Plan Investment Board (“CPP”) (1)	55.0%	156.7	151.7
Other Joint Venture Programs	Various	79.3	81.9
Total*		$589.7	$578.1

*	Representing 97 property interests and 21.2 million square feet of GLA, as of September 30, 2020, and 98 property interests and 21.3 million square feet of GLA, as of December 31, 2019.

(1)

The Company manages these joint venture investments and, where applicable, earns property management fees, construction management fees, property acquisition and disposition fees, leasing management fees and asset management fees.

The table below presents the Company’s share of net income/(loss) for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Joint Venture	2020	2019	2020	2019
Prudential Investment Program	$2.3	$5.6	$6.8	$11.3
KIR	8.2	8.8	22.9	40.6
CPP	0.9	1.1	3.6	4.2
Other Joint Venture Programs	(0.2)	2.2	1.7	2.9
Total	$11.2	$17.7	$35.0	$59.0

During the nine months ended September 30, 2019, certain of the Company’s real estate joint ventures disposed of eight operating properties, in separate transactions, for an aggregate sales price of $240.9 million. These transactions resulted in an aggregate net gain to the Company of $13.7 million for the nine months ended September 30, 2019.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2020 and December 31, 2019 (dollars in millions):

	As of September 30, 2020			As of December 31, 2019
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$496.9	2.06%	40.3	$538.1	3.46%	46.8
KIR	540.6	4.00%	26.7	556.0	4.39%	28.4
CPP	84.9	3.25%	33.0	84.8	3.25%	42.0
Other Joint Venture Programs	423.5	3.45%	86.2	415.2	3.87%	80.9
Total	$1,545.9			$1,594.1

* Includes extension options

The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its joint venture portfolio for any impairment indicators. If the Company has determined that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

5. Other Real Estate Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of September 30, 2020, the Company’s net investment under the Preferred Equity Program was $101.2 million relating to 131 properties, including 121 net leased properties.  During the nine months ended September 30, 2020, the Company recognized income of $26.8 million from its preferred equity investments, including net profit participation of $15.9 million. During the nine months ended September 30, 2019, the Company recognized income of $22.6 million from its preferred equity investments, including net profit participation of $8.6 million. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Operations.

6. Marketable Securities

The amortized cost and unrealized gains/(losses), net of marketable securities as of September 30, 2020 and December 31, 2019, are as follows (in thousands):

	As of September 30, 2020	As of December 31, 2019
Marketable securities:
Amortized cost (1)	$114,531	$12,064
Unrealized gains/(losses), net (1)	442,260	(2,711)
Total fair value	$556,791	$9,353

(1)	See Albertsons Companies, Inc. discussion below.

During the three months ended September 30, 2020 and 2019, the net unrealized losses on marketable securities were $76.9 million and $0.2 million, respectively. In addition, during the nine months ended September 30, 2020 and 2019, the net unrealized gains on marketable securities were $444.6 million and $1.4 million, respectively. These net unrealized losses and gains are included in (Loss)/gain on marketable securities, net on the Company’s Condensed Consolidated Statements of Operations. See Footnote 11 to the Notes to the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

Albertsons Companies, Inc. (“ACI”) –

The Company owned 9.29% of the common stock of ACI, one of the largest food and drug retailers in the United States, and accounted for this $140.2 million investment on the cost method, which was included in Other assets on the Company’s Condensed Consolidated Balance Sheets. During June 2020, ACI issued $1.75 billion of convertible preferred stock and used the net proceeds of $1.68 billion to repurchase approximately 17.5% of ACI’s common stock owned by its current shareholders. As a result of this transaction, the Company received net proceeds of $156.1 million, recognized a gain of $131.6 million, which is included in Gain on sale of cost method investment on the Company’s Condensed Consolidated Statements of Operations and held a 7.5% ownership interest in ACI.

On June 25, 2020, ACI announced its initial public offering ("IPO") of 50.0 million shares of its common stock had been priced at $16.00 per share. In connection with this transaction, the Company received net proceeds of $71.4 million, net of fees, from the sale of 4.7 million common shares in ACI and recognized a gain of $59.2 million, which is included in Gain on sale of cost method investment on the Company’s Condensed Consolidated Statements of Operations. The shares began trading on the New York Stock Exchange under the symbol "ACI", on June 26, 2020. As of September 30, 2020, the Company holds 39.8 million common shares in ACI which are accounted for as available-for-sale marketable securities and are included in Marketable securities on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2020, the Company’s investment in ACI was $551.8 million, including a mark-to-market gain of $448.2 million.

During October 2020, ACI declared a cash dividend of $0.10 per share of Class A common stock and Class A-1 common stock. The cash dividend is payable on November 10, 2020 to stockholders of record as of the close of business on October 26, 2020.  As a result, the Company anticipates it will receive $4.0 million during the fourth quarter 2020 relating to this dividend distribution.

7. Leases

Lessor Leases

The Company’s primary source of revenues is derived from lease agreements, which includes rental income and expense reimbursement. The Company’s lease income is comprised of minimum base rent, expense reimbursements, percentage rent, lease termination fee income, ancillary income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments.

The disaggregation of the Company’s lease income, which is included in Revenue from rental properties on the Company’s Condensed Consolidated Statements of Operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the nine months ended September 30, 2020 and 2019, is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Lease income:
Fixed lease income (1)	$596,105	$651,839
Variable lease income (2)	164,967	181,898
Above-market and below-market leases amortization, net	17,500	16,788
Total lease income (3)	$778,572	$850,525

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)

During the nine months ended September 30, 2020, the Company's revenue was reduced by $72.2 million associated with potentially uncollectible revenues, including revenues from tenants that are being accounted for on a cash basis, and disputed amounts, which includes $15.1 million for straight-line rent receivables, primarily attributable to the COVID-19 pandemic.

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s leases have remaining lease terms ranging from less than one year to 51.5 years, some of which include options to extend the terms for up to an additional 75 years. The Company does not include any of its renewal options in its lease terms for calculating its lease liability as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at this time. The weighted average remaining non-cancelable lease term for the Company’s operating leases was 20.9 years at September 30, 2020. The weighted average discount rate was 6.66% at September 30, 2020. The Company’s operating lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease by lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applied adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets.

The components of the Company’s lease expense, which are included in rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020 and 2019, were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Lease cost:
Operating lease cost	$7,782	$9,592
Variable lease cost	2,104	1,408
Total lease cost	$9,886	$11,000

8. Notes, Mortgages and Construction Loan Payable

Notes Payable –

In February 2020, the Company obtained a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which replaced the Company’s existing $2.25 billion unsecured revolving credit facility. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (0.91% as of September 30, 2020), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of September 30, 2020, the Credit Facility had no outstanding balance, no amount appropriated for letters of credit and the Company was in compliance with its covenants.

In April 2020, the Company entered into a new unsecured term loan credit facility with total outstanding borrowings of $590.0 million (the “Term Loan”) pursuant to a credit agreement with a group of banks. The Term Loan was scheduled to mature in April 2021, with a one-year extension option to extend the maturity date, at the Company’s discretion, to April 2022. The Term Loan accrued interest at a rate of LIBOR plus 140 basis points or, at the Company’s option, a spread of 40 basis points to the base rate defined in the Term Loan, that in each case fluctuated in accordance with changes in the Company’s senior debt ratings. The Term Loan could be increased by an additional $750.0 million through an accordion feature. Pursuant to the terms of the Term Loan, the Company was subject to covenants that were substantially the same as those in the Credit Facility. During July 2020, the Term Loan was fully repaid and the facility was terminated.

In July 2020, the Company issued $500.0 million in unsecured notes (the “Green Bond”), which are scheduled to mature in October 2030 and accrue interest at a rate of 2.70% per annum. The net proceeds from this offering are allocated to finance or refinance, in whole or in part, recently completed, existing or future Eligible Green Projects, in alignment with the four core components of the Green Bond Principles, 2018 as administered by the International Capital Market Association. Eligible Green Projects include projects with disbursements made in the three years preceding the issue date of the notes.

In August 2020, the Company issued $400.0 million in senior unsecured notes, which are scheduled to mature in March 2028 and accrue interest at a rate of 1.90% per annum.

During the three months ended September 30, 2020, the Company fully redeemed all $484.9 million of its 3.20% senior unsecured notes outstanding which were scheduled to mature in May 2021. As a result, the Company incurred a prepayment charge of $7.5 million, which is included in Early extinguishment of debt charges on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020, the Company repaid $92.0 million of mortgage debt (including fair market value adjustment of $0.4 million) that encumbered four operating properties.

9. Noncontrolling Interests

      Noncontrolling interests represent the portion of equity that the Company does not own in entities it consolidates as a result of having a controlling interest or determining that the Company was the primary beneficiary of a VIE in accordance with the provisions of the FASB’s Consolidation guidance.  The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Condensed Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2020, the Company acquired its partners’ interests in two consolidated entities, in separate transactions, for an aggregate purchase price of $20.6 million. This transaction resulted in a net decrease in Noncontrolling interests of $1.3 million and a corresponding net decrease in Paid-in capital of $19.3 million on the Company’s Condensed Consolidated Balance Sheets. There are no remaining partners in one of these consolidated entities.

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Condensed Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Balance at January 1,	$17,943	$23,682
Income	845	279
Distributions	(845)	(266)
Balance at September 30,	$17,943	$23,695

10. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at both September 30, 2020 and December 31, 2019, are 22 consolidated entities that are VIEs, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At September 30, 2020, total assets of these VIEs were $1.0 billion and total liabilities were $64.7 million. At December 31, 2019, total assets of these VIEs were $0.9 billion and total liabilities were $70.9 million.

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

Additionally, included within the Company’s real estate development projects at December 31, 2019, is one consolidated entity that was a VIE, for which the Company was the primary beneficiary. This entity had been established to develop a real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership and management of the property. This entity was deemed a VIE primarily because the equity investments at risk were not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest. At December 31, 2019, total assets of this real estate development VIE were $346.9 million and total liabilities were $82.5 million. During the nine months ended September 30, 2020, the Company purchased the partner’s noncontrolling interest and maintains full ownership of the entity. As a result, the entity is no longer a VIE.

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

	As of September 30, 2020	As of December 31, 2019
Number of unencumbered VIEs	19	19
Number of encumbered VIEs	3	4
Total number of consolidated VIEs	22	23

Restricted Assets:
Real estate, net	$98.3	$228.9
Cash and cash equivalents	2.4	9.2
Accounts and notes receivable, net	1.8	3.8
Other assets	1.6	3.6
Total Restricted Assets	$104.1	$245.5

VIE Liabilities:
Mortgages and construction loan payable, net	$37.0	$104.5
Other liabilities	27.7	48.9
Total VIE Liabilities	$64.7	$153.4

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1)	$5,042,737	$5,298,739	$4,831,759	$4,983,763
Mortgages and construction loan payable, net (2)	$314,641	$315,301	$484,008	$486,042

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its unsecured revolving credit facility was classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2, as of September 30, 2020 and December 31, 2019, were $5.3 billion and $4.8 billion, respectively. The estimated fair value amounts classified as Level 3, as of December 31, 2019, was $199.9 million.

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

The tables below present the Company’s financial assets measured at fair value on a recurring basis at  September 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2020	Level 1	Level 2	Level 3

Marketable equity securities	$556,791	$556,791	$-	$-

	Balance at December 31, 2019	Level 1	Level 2	Level 3

Marketable equity securities	$9,353	$9,353	$-	$-

Assets measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019, are as follows (in thousands):

	Balance at September 30, 2020	Level 1	Level 2	Level 3

Real estate	$5,300	$-	$-	$5,300

	Balance at December 31, 2019	Level 1	Level 2	Level 3

Real estate	$39,510	$-	$-	$39,510
Other real estate investments	$32,974	$-	$-	$32,974

During the nine months ended September 30, 2020 and 2019, the Company recognized impairment charges related to adjustments to property carrying values of $3.5 million and $41.2 million, respectively. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third party offers. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy. (See Footnote 3 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional discussion regarding impairment charges).

12. Incentive Plans

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020.  The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards.  At September 30, 2020, the Company had 10.0 million shares of common stock available for issuance under the 2020 Plan.

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

The Company recognized expenses associated with its equity awards of $18.2 million and $15.0 million for the nine months ended September 30, 2020 and 2019, respectively.  As of September 30, 2020, the Company had $39.6 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.0 years.

The Company recognized severance costs associated with employee retirements and terminations of $8.7 million and $1.1 million during the nine months ended September 30, 2020 and 2019, respectively.

13. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Computation of Basic and Diluted Earnings Per Share:
Net (loss)/income available to the Company's common shareholders	$(44,748)	$59,048	$780,537	$247,176
Earnings attributable to participating securities	(251)	(654)	(5,259)	(1,939)
Net (loss)/income available to the Company’s common shareholders for basic earnings per share	(44,999)	58,394	775,278	245,237
Distributions on convertible units	-	-	119	20
Net (loss)/income available to the Company’s common shareholders for diluted earnings per share	$(44,999)	$58,394	$775,397	$245,257

Weighted average common shares outstanding – basic	429,994	419,823	429,899	419,663
Effect of dilutive securities (1):
Equity awards	-	1,120	1,496	1,273
Assumed conversion of convertible units	-	59	207	50
Weighted average common shares outstanding – diluted	429,994	421,002	431,602	420,986

Net (loss)/income available to the Company's common shareholders:
Basic earnings per share	$(0.10)	$0.14	$1.80	$0.58
Diluted earnings per share	$(0.10)	$0.14	$1.80	$0.58

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 1.2 million and 0.5 million stock options that were not dilutive as of September 30, 2020 and 2019, respectively, and 2.5 million shares of restricted stock that were not dilutive for the three months ended September 30, 2020.

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

As of September 30, 2020 and December 31, 2019
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	9,000	$225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		19,580	$489,500

Common Stock -

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the nine months ended September 30, 2020. As of September 30, 2020, the Company had $224.9 million available under this share repurchase program.

During September 2019, the Company established an at the market continuous offering program (“ATM program”), pursuant to which the Company may offer and sell from time to time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not offer for sale any shares of common stock under the ATM program during the nine months ended September 30, 2020.

Dividends Declared -

The following table provides a summary of the dividends declared per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common Shares (1)	$0.10000	$0.28000	$0.38000	$0.84000
Class I Depositary Shares (2)	$-	$0.24583	$-	$0.99583
Class J Depositary Shares (2)	$-	$0.34375	$-	$1.03125
Class K Depositary Shares (2)	$-	$0.23047	$-	$0.93359
Class L Depositary Shares	$0.32031	$0.32031	$0.96093	$0.96093
Class M Depositary Shares	$0.32813	$0.32813	$0.98439	$0.98439

(1)

As a result of the COVID-19 pandemic and the future economic uncertainties, out of an abundance of caution, the Company’s Board of Directors had temporarily suspended the dividend on its common shares. In September 2020, the Company’s Board of Directors reinstated and declared a quarterly cash dividend of $0.10 per common share, which was paid on September 24, 2020, to shareholders of record on September 10, 2020.

(2)

Shares were fully redeemed during 2019. During the three and nine months ended September 30, 2019, the Company recognized redemption charges of $11.4 million resulting from the difference between the redemption amount and the carrying amount of the respective preferred stock class on the Company’s Condensed Consolidated Balance Sheets are accounted for in accordance with the FASB’s guidance on Distinguishing Liabilities from Equity. These charges were subtracted from net income attributable to the Company to arrive at net income available to the Company’s common shareholders and used in the calculation of earnings per share.

15. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Acquisition of real estate interests through proceeds held in escrow	$-	$30,970
Surrender of restricted common stock	$5,329	$3,948
Declaration of dividends paid in succeeding period	$5,366	$126,203
Capital expenditures accrual	$41,373	$73,958

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations and management’s ability to estimate the impact of such changes, (vi) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (vii) pandemics or other health crises, such as coronavirus disease 2019 (“COVID-19”), (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (ix) valuation and risks related to the Company’s joint venture and preferred equity investments, (x) valuation of marketable securities and other investments, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges, (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xvi) the risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2019 and in any of our subsequently filed Quarterly Reports on Form 10-Q. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s Current Reports on Form 8-K that the Company files with the Securities and Exchange Commission (“SEC”).

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of September 30, 2020, the Company had interests in 400 U.S. shopping center properties, aggregating 70.1 million square feet of gross leasable area (“GLA”), located in 27 states. In addition, the Company had 140 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 5.5 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

COVID-19 Pandemic

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. The COVID-19 pandemic has significantly impacted the retail sector in which the Company operates and, if the effects of the pandemic are prolonged, it could have a significant adverse impact on the underlying industries of many of the Company’s tenants.  The majority of the Company’s tenants and their operations have been impacted, and may continue to be impacted, affecting their ability to pay rent.  Through the duration of the pandemic a substantial number of tenants have had to temporarily or permanently close their business, shortened their operating hours or offer reduced services for some period of time. As of September 30, 2020,  mandated or voluntary tenant closures represented 2.8% of annual base rent for all of the Company's wholly owned locations and the Company's share of ownership in joint ventures (collectively, the "pro-rata annual base rent").   As a result, the Company has also had a substantial number of tenants that have made late or partial rent payments, requested a deferral of rent payments, or defaulted on rent payments, and it is likely that more of the Company’s tenants will be similarly impacted in the future.  Additionally, since the pandemic began, the Company has seen an increase in the number of tenants filing for bankruptcy.  As of September 30, 2020, there were 140 leases or 2.3% of pro-rata annual base rent within the Company’s portfolio associated with tenants in bankruptcy.  The Company continues to evaluate the impact these bankruptcy filings have or will have on collections, vacancies and future rental income.  During the second and third quarter of 2020, the Company granted selective deferrals for approximately 20% and 5%, respectively, of its pro-rata annual base rent and collected 74% and 89%, respectively, of its pro-rata annual base rent. The Company continues to negotiate for the payment of the remaining rents not yet collected as well as work with tenants to grant forgiveness of rent on a tenant by tenant basis.  The Company has also collected 90% of the pro-rata annual base rent for the month of October 2020.

The Company considered the impacts COVID-19 has had on its tenants when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance, including the corresponding straight-line rent receivable. During the nine months ended September 30, 2020, the Company's revenue was reduced by $72.2 million associated with potentially uncollectible revenues and disputed amounts, including revenues from tenants that are being accounted for on a cash basis, which includes $15.1 million for straight-line rent receivables, primarily attributable to the COVID-19 pandemic. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess the collectability of its tenant accounts receivables. As such, the Company may determine that further adjustments to its accounts receivable may be required in the future, and such amounts may be material.

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

As a result of the current economic uncertainty and the impact to many of the Company’s tenants, the Company has taken important steps to offer its support, including:

●

The Company has worked, and continues to work, with these tenants to grant rent deferrals or forgiveness of rent on a tenant-by-tenant basis. The deferrals are generally anticipated to be paid within six to 18 months.

●

During April 2020, the Company began piloting a Tenant Assistance Program to assist small business tenants in identifying and applying for federal and state aid to help support their businesses during the COVID-19 pandemic. In partnership with law firms the Company provides assistance with the application process at the Company’s expense. Legal professionals assist tenants in identifying suitable loan programs, identifying potential lending institutions, and preparing and submitting applications.

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

●	The Company launched the Kimco Curbside Pickup™ program designating dedicated parking spots for curbside merchandise pickup at its shopping centers for use by all tenants and their customers.

The health and safety of the Company’s employees and their families is a top priority. The Company has taken the necessary steps to protect its employees and to empower them to work from home and care for their family members and children, whose lives have also been impacted.

●	The Company transitioned the majority of its workforce to work from home, ensuring they are safely situated during this critical social distancing period.
●	All non-essential business travel has been stopped until further notice.
●

The Company has benefited from recent investments in new technology and software over the last year, as its entire team is equipped with new laptops and cellular capability to enable them to work remotely.

●

Extensive webinar training was provided to ensure associates are fully supported to work from home. The Company’s human resources and information technology teams are available to all employees to address any needs or concerns they may have.

●	Associates will be provided paid time off to care for themselves or family members diagnosed with COVID-19.
●

The Company has ramped up communications at all levels and has initiated Company-wide virtual meetings such that executives are accessible, able to keep associates informed, and able to answer questions.

The Company has begun its office reopening plan by allowing a small portion of its employees the option to work from specific offices that meet certain criteria. The Company has implemented CDC-approved protocols and developed detailed plans to prioritize the well-being of its employees. All employees were shown a training video and are required to test negative for COVID-19 at least five business days prior to returning to the office. Each employee is subject to a daily health screening questions in order to enter the office. The Company will continue to make necessary adjustments to its plans as facts and circumstances change and evolve.

The Company will continue to evaluate individual situations as they arise and adjust its approach as appropriate, with the goal to enable its employees to be as productive as possible while offering them the flexibility they need to care for themselves and their families.

Results of Operations

Comparison of the three and nine months ended September 30, 2020 and 2019

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019 (in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

Revenues
Revenues from rental properties, net	$256,607	$279,181	$(22,574)	$778,572	$850,525	$(71,953)
Management and other fee income	3,185	3,690	(505)	9,880	12,229	(2,349)
Operating expenses
Rent (1)	(2,767)	(2,836)	69	(8,429)	(8,452)	23
Real estate taxes	(40,403)	(37,519)	(2,884)	(118,733)	(113,871)	(4,862)
Operating and maintenance (2)	(42,844)	(39,758)	(3,086)	(124,192)	(123,871)	(321)
General and administrative (3)	(28,795)	(23,832)	(4,963)	(72,316)	(72,296)	(20)
Impairment charges	(397)	(19,609)	19,212	(3,509)	(41,235)	37,726
Depreciation and amortization	(71,704)	(68,874)	(2,830)	(214,660)	(209,440)	(5,220)
Gain on sale of properties	-	9,025	(9,025)	5,697	47,382	(41,685)
Other income/(expense)
Other (expense)/income, net	(900)	4,526	(5,426)	393	7,512	(7,119)
(Loss)/gain on marketable securities, net	(76,931)	(199)	(76,732)	444,646	1,375	443,271
Gain on sale of cost method investment	-	-	-	190,832	-	190,832
Interest expense	(46,942)	(43,146)	(3,796)	(141,017)	(131,638)	(9,379)
Early extinguishment of debt charges	(7,538)	-	(7,538)	(7,538)	-	(7,538)
(Provision)/benefit for income taxes, net	(388)	3,866	(4,254)	(482)	3,580	(4,062)
Equity in income of joint ventures, net	11,233	17,673	(6,440)	35,039	58,960	(23,921)
Equity in income of other real estate investments, net	11,155	3,265	7,890	26,895	22,758	4,137
Net income attributable to noncontrolling interests	(965)	(1,463)	498	(1,479)	(2,332)	853
Preferred stock redemption charges	-	(11,369)	11,369	-	(11,369)	11,369
Preferred dividends	(6,354)	(13,573)	7,219	(19,062)	(42,641)	23,579
Net (loss)/income available to the Company's common shareholders	$(44,748)	$59,048	$(103,796)	$780,537	$247,176	$533,361
Net (loss)/income available to the Company:
Diluted per common share	$(0.10)	$0.14	$(0.24)	$1.80	$0.58	$1.22

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
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

Net loss available to the Company’s common shareholders was $44.7 million for the three months ended September 30, 2020, as compared to net income available to the Company’s common shareholders of $59.0 million for the comparable period in 2019. On a diluted per common share basis, net loss available to the Company for the three months ended September 30, 2020 was $0.10 as compared to net income available to the Company of $0.14 for the comparable period in 2019.

Net income available to the Company’s common shareholders was $780.5 million for the nine months ended September 30, 2020, as compared to $247.2 million for the comparable period in 2019. On a diluted per common share basis, net income available to the Company for the nine months ended September 30, 2020 was $1.80 as compared to $0.58 for the comparable period in 2019.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Operations, that the Company believes changed significantly and affected Net (loss)/income available to the Company's common shareholders during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019:

Revenue from rental properties, net –

The decrease in Revenues from rental properties, net of $22.6 million for the three months ended September 30, 2020, as compared to the corresponding period in 2019, is primarily from (i) an increase in adjustments associated with potentially uncollectible revenues, including revenues from tenants that are being accounted for on a cash basis, and disputed amounts, including straight-line rent receivables, primarily due to the COVID-19 pandemic, for the three months ended September 30, 2020 of $20.7 million, as compared to the corresponding period in 2019 and (ii) a decrease in revenues of $6.3 million due to properties sold during 2020 and 2019, partially offset by (iii) the completion of certain redevelopment and development projects included in the Company’s Signature Series™, which provided incremental revenues for the three months ended September 30, 2020 of $2.3 million, as compared to the corresponding period in 2019, and (iv) acquisitions, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the three months ended September 30, 2020 of $2.1 million, as compared to the corresponding period in 2019.

The decrease in Revenues from rental properties, net of $72.0 million for the nine months ended September 30, 2020, as compared to the corresponding period in 2019, is primarily from (i) an increase in adjustments associated with potentially uncollectible revenues, including revenues from tenants that are being accounted for on a cash basis, and disputed amounts, including straight-line rent receivables, primarily due to the COVID-19 pandemic, for the nine months ended September 30, 2020 of $69.9 million, as compared to the corresponding period in 2019 and (ii) a decrease in revenues of $27.4 million due to properties sold during 2020 and 2019, partially offset by (iii) acquisitions, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the nine months ended September 30, 2020 of $14.6 million, as compared to the corresponding period in 2019 and (iv) the completion of certain redevelopment and development projects included in the Company’s Signature Series™, which provided incremental revenues for the nine months ended September 30, 2020 of $10.7 million, as compared to the corresponding period in 2019.

Real estate taxes –

The increase in Real estate taxes expense of $2.9 million for the three months ended September 30, 2020, as compared to the corresponding period in 2019, is primarily due to (i) an increase of $3.7 million related to the completion of certain redevelopment and development projects and an overall increase in assessed values in the current portfolio during the three months ended September 30, 2020, as compared to the corresponding period in 2019, partially offset by (ii) a decrease of $0.8 million due to properties sold during 2020 and 2019.

The increase in Real estate taxes expense of $4.9 million for the nine months ended September 30, 2020, as compared to the corresponding period in 2019, is primarily due to (i) an increase of $8.5 million related to the completion of certain redevelopment and development projects and an overall increase in assessed values in the current portfolio during the nine months ended September 30, 2020, as compared to the corresponding period in 2019, partially offset by (ii) a decrease of $3.6 million due to properties sold during 2020 and 2019.

Operating and maintenance –

The increase in Operating and maintenance expense of $3.1 million for the three months ended September 30, 2020, as compared to the corresponding period in 2019, is primarily due to an increase in security and property maintenance services.

General and administrative –

The increase in General and administrative expense of $5.0 million for the three months ended September 30, 2020, as compared to the corresponding period in 2019, is primarily due to (i) an increase in severance charges related to employee retirement and terminations of $8.5 million during the three months ended September 30, 2020, partially offset by (ii) a decrease in employee-related expenses of $1.4 million, (iii) a reduction in travel and entertainment costs of $0.8 million due to less business related trips during the COVID-19 pandemic, (iv) a decrease of $0.5 million primarily due to the fluctuations in value of various directors’ deferred stock, (v) a reduction in office rent expense of $0.3 million, due to the relocation of the Company’s headquarters to Company-owned office space, and (vi) a decrease in professional fees of $0.3 million for the three months ended September 30, 2020, as compared to the corresponding period in 2019.

Impairment charges –

During the nine months ended September 30, 2020 and 2019, the Company recognized impairment charges related to adjustments to property carrying values of $3.5 million and $41.2 million, respectively, for which the Company’s estimated fair values were primarily based upon (i) signed contracts or letters of intent from third party offers or (ii) discounted cash flow models. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Depreciation and amortization –

The increase in Depreciation and amortization of $2.8 million for the three months ended September 30, 2020, as compared to the corresponding period in 2019, is primarily due to (i) an increase of $2.3 million in write-offs of depreciable assets due to tenant vacates during the three months ended September 30, 2020, as compared to the corresponding period in 2019 and (ii) an increase of $1.8 million related to the completion of certain development and redevelopment projects that were placed into service during 2020 and 2019, partially offset by (iii) a decrease of $1.3 million resulting from property dispositions in 2020 and 2019.

The increase in Depreciation and amortization of $5.2 million for the nine months ended September 30, 2020, as compared to the corresponding period in 2019, is primarily due to (i) an increase of $6.8 million in write-offs of depreciable assets due to tenant vacates during the nine months ended September 30, 2020, as compared to the corresponding period in 2019 and (ii) an increase of $3.8 million related to the completion of certain development and redevelopment projects that were placed into service during 2020 and 2019, partially offset by (iii) a decrease of $5.4 million resulting from property dispositions in 2020 and 2019.

Gain on sale of properties –

During the nine months ended September 30, 2020, the Company disposed of three operating properties and a land parcel, in separate transactions, for an aggregate sales price of $22.6 million, which resulted in aggregate gains of $5.7 million. During the nine months ended September 30, 2019, the Company disposed of 12 operating properties and seven out-parcels, in separate transactions, for an aggregate sales price of $163.8 million, which resulted in aggregate gains of $47.4 million.

Other (expense)/income, net –

The change in Other (expense)/income, net of $5.4 million for the three months ended September 30, 2020, as compared to the corresponding periods in 2019, is primarily due to (i) settlement proceeds of $3.3 million related to a property condemnation during the three months ended September 30, 2019, and (ii) a decrease of $1.0 million related to the recognition of income from the Company’s Puerto Rico properties, resulting from the receipt of casualty insurance claims in excess of the value of the assets written-off during the three months ended September 30, 2019.

The change in Other (expense)/income, net of $7.1 million for the nine months ended September 30, 2020, as compared to the corresponding periods in 2019, is primarily due to (i) settlement proceeds of $4.3 million related to property condemnations during the nine months ended September 30, 2019, (ii) an increase in environmental remediation costs of $1.0 million for the nine months ended September 30, 2020, as compared to the corresponding period in 2019, (iii) an increase in state and local franchise taxes of $0.8 million due to refunds received during the nine months ended September 30, 2019, as compared to the corresponding period in 2020, (iv) a decrease of $0.6 million related to the recognition of income from the Company’s Puerto Rico properties, resulting from the receipt of casualty insurance claims in excess of the value of the assets written-off during the nine months ended September 30, 2020, as compared to the corresponding period in 2019, and (v) a decrease in demolition costs of $0.4 million for the nine months ended September 30, 2020, as compared to the corresponding period in 2019.

(Loss)/gain on marketable securities, net –

The loss on marketable securities, net of $76.9 million and gain on marketable securities, net of $444.6 million for the three and nine months ended September 30, 2020, respectively, is primarily the result of the mark-to-market fluctuations of the Company’s Albertsons Companies, Inc. (“ACI”) investment, which launched its initial public offering ("IPO") in June 2020. This offering resulted in the Company changing the classification of its ACI investment from a cost method investment to a marketable security.

Gain on sale of cost method investment –

In June 2020, the Company recognized an aggregate gain of $190.8 million related to (i) a $131.6 million gain resulting from ACI’s partial repurchase of its common stock from existing shareholders in conjunction with its issuance of convertible preferred stock and (ii) a gain of $59.2 million in connection with the partial sale of the Company’s investment in ACI through ACI’s IPO.

Interest expense –

The increase in Interest expense of $3.8 million and $9.4 million for the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, respectively, is primarily due to higher levels of borrowings during 2020, as compared to 2019.

Early extinguishment of debt charges –

During the three months ended September 30, 2020, the Company redeemed $484.9 million of its 3.20% senior unsecured notes outstanding, in separate transactions, which were scheduled to mature in May 2021. As a result, the Company incurred a prepayment charge of $7.5 million for the three months ended September 30, 2020.

(Provision)/benefit for income taxes, net –

The change in (Provision)/benefit for income taxes, net of $4.3 million and $4.1 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019, is primarily due to a decrease in federal tax refunds during 2020, as compared to the corresponding periods in 2019.

Equity in income of joint ventures, net –

The decrease in Equity in income of joint ventures, net of $6.4 million for the three months ended September 30, 2020, as compared to the corresponding period in 2019, is primarily due to (i) lower equity in income of $4.4 million within various joint venture investments during 2020, as compared to the corresponding period in 2019, primarily resulting from the sale of properties within various joint venture investments during 2019 and an increase in adjustments of trade account receivable and straight-line receivable balances associated with the leases accounted for on a cash basis and allowances due to the impact from the COVID-19 pandemic during 2020 and (ii) the recognition of net gains of $2.0 million resulting from the sale of properties within various joint venture investments during the three months ended September 30, 2019.

The decrease in Equity in income of joint ventures, net of $23.9 million for the nine months ended September 30, 2020, as compared to the corresponding period in 2019, is primarily due to (i) the recognition of net gains of $15.2 million resulting from the sale of properties within various joint venture investments during the nine months ended September 30, 2019 and (ii) lower equity in income of $9.5 million within various joint venture investments during 2020, as compared to the corresponding period in 2019, primarily resulting from the sale of properties within various joint venture investments during 2019 and an increase in adjustments of trade account receivable and straight-line receivable balances associated with the leases accounted for on a cash basis and allowances due to the impact from the COVID-19 pandemic during 2020, partially offset by (iii) a decrease in impairment charges of $0.8 million recognized during 2020, as compared to the corresponding period in 2019.

Equity in income of other real estate investments, net –

The increase in Equity in income of other real estate investments, net of $7.9 million and $4.1 million for the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, respectively, is primarily due to an increase in profit participation from the sale of properties within the Company’s Preferred Equity Program during 2020, as compared to the corresponding periods in 2019.

Preferred stock redemption charges –

During September 2019, the Company redeemed all its outstanding Class I and K Preferred Stock and as a result, the Company recorded a redemption charge of $11.4 million. This charge was subtracted from net income attributable to the Company to arrive at net income available to the Company’s common shareholders and used in the calculation of earnings per share for the three and nine months ended September 30, 2019.

Preferred dividends –

The decrease in Preferred dividends of $7.2 million and $23.6 million for the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, respectively, is primarily due to the redemption of preferred shares (Classes I, J and K) during 2019 as discussed above.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At September 30, 2020, the Company’s five largest tenants were TJX Companies, Home Depot, Ahold Delhaize USA, Albertsons and Ross Stores, which represented 4.0%, 2.6%, 2.1%, 2.0% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest. As discussed above, as a result of the COVID-19 pandemic, the Company has observed a substantial increase in the number of tenants that have made late or partial rent payments, requested a deferral of rent payments, or defaulted on rent payments, and it is likely that more of our tenants will be similarly impacted in the future.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, and immediate access to the Company’s unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.0 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents, beginning of the period	$123,947	$143,581
Net cash flow provided by operating activities	465,942	482,459
Net cash flow provided by/(used for) investing activities	43,380	(161,307)
Net cash flow used for financing activities	(308,292)	(323,423)
Net change in cash and cash equivalents	201,030	(2,271)
Cash and cash equivalents, end of the period	$324,977	$141,310

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

Net cash flow provided by operating activities for the nine months ended September 30, 2020 was $465.9 million, as compared to $482.5 million for the comparable period in 2019. The decrease of $16.6 million is primarily attributable to:

●

changes in accounts and notes receivables, net primarily due to the deferral of rent payments, rent relief provided, late or partial rent payments or defaulted rent payments as a result of the COVID-19 pandemic; and

●	the disposition of operating properties in 2020 and 2019; partially offset by
●	new leasing, expansion and re-tenanting of core portfolio properties;
●	changes in operating assets and liabilities, net due to timing of receipts and payments; and
●	the acquisition of an operating property during 2020.

Due to the current economic uncertainty resulting from the COVID-19 pandemic, the Company has worked, and continues to work, with its tenants to grant rent deferrals or forgiveness of rent on a tenant-by-tenant basis. The deferrals are generally anticipated to be paid within six to 18 months.

Investing Activities

Net cash flow provided by investing activities was $43.4 million for the nine months ended September 30, 2020, as compared to net cash flow used for investing activities of $161.3 million for the comparable period in 2019.

Investing activities during the nine months ended September 30, 2020 primarily consisted of:

Cash inflows:

●	$227.3 million in proceeds from the partial sale of the Company’s ACI cost method investment prior to its IPO and the sale of 4.7 million shares of ACI common stock at its IPO;
●	$21.7 million in proceeds from the sale of properties;
●	$4.4 million in proceeds from reimbursements of investments in and advances to real estate joint ventures; and
●	$2.5 million in proceeds from insurance casualty claims.

Cash outflows:

●	$186.7 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●

$19.6 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project and the repayment of a mortgage within the Company’s joint venture portfolio, and investments in other real estate investments, primarily related to repayment of mortgages within the Company’s Preferred Equity Program; and

●	$7.1 million for the acquisition of operating real estate.

Investing activities during the nine months ended September 30, 2019 primarily consisted of:

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

●	$5.4 million in collection of mortgage loans receivable;
●	$3.0 million in proceeds from insurance casualty claims; and
●	$1.9 million in proceeds from sale of marketable securities.

Cash outflows:

●	$313.6 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development; and
●

$34.6 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio, and investments in other real estate investments, primarily related to repayment of a mortgage within the Company’s Preferred Equity Program.

Acquisition of Operating Real Estate –

       During the nine months ended September 30, 2020 and 2019, the Company expended $7.1 million and $0 million (after use of Internal Revenue Code Section 1031 proceeds of $31.0 million in 2019), respectively, towards the acquisition of an operating real estate property adjacent to an existing operating real estate property. The Company anticipates spending up to approximately $25.0 million towards the acquisition of operating properties for the remainder of 2020. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company’s Credit Facility.

Improvements to Operating Real Estate –

During the nine months ended September 30, 2020 and 2019, the Company expended $164.4 million and $228.0 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019
Redevelopment and renovations	$135,694	$185,492
Tenant improvements and tenant allowances	28,672	42,250
Other	-	287
Total improvements (1)	$164,366	$228,029

(1)

During the nine months ended September 30, 2020 and 2019, the Company capitalized payroll of $6.8 million and $6.2 million, respectively, and capitalized interest of $7.3 million and $4.2 million, respectively, in connection with the Company’s improvements to operating real estate.

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

Due to the recent COVID-19 pandemic mentioned above, the Company is re-evaluating its current redevelopment and re-tenanting projects and will only move forward with the projects it deems are necessary. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2020 will be approximately $30.0 million to $50.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $308.3 million for the nine months ended September 30, 2020, as compared to $323.4 million for the comparable period in 2019.

Financing activities during the nine months ended September 30, 2020 primarily consisted of:

Cash inflows:

●	$590.0 million in proceeds from issuance of the Company’s unsecured term loan credit facility (the “Term Loan”); and
●

$900.0 million in proceeds from issuance of unsecured notes comprised of (i) $500.0 million from the Company’s unsecured 2.700% Notes due 2030, with an amount equal to the net proceeds from the offering allocated to finance or refinance Eligible Green Projects (the “Green Bond”) and (ii) $400.0 million from the Company's unsecured 1.900% Notes due 2028.

Cash outflows:

●	$590.0 million in repayments of the Company’s Term Loan;
●	$484.9 million in repayments of the Company’s 2021 unsecured notes;
●	$304.3 million of dividends paid;
●	$200.0 million in repayments under the Company’s Credit Facility, net;
●	$166.6 million in principal payment on debt, including normal amortization of rental property debt;
●	$22.5 million for the redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership interests by consolidated subsidiaries;
●	$17.9 million for financing origination costs, primarily related to the Credit Facility, Term Loan, Green Bond and unsecured notes;
●	$7.5 million in payment of early extinguishment of debt charges; and
●	$5.7 million in other financing related costs.

Financing activities during the nine months ended September 30, 2019 primarily consisted of:

Cash inflows:

●	$350.0 million in proceeds from issuance of unsecured notes;
●	$100.0 million in proceeds from borrowings under the Company’s unsecured revolving credit facility, net; and
●	$8.8 million in proceeds from construction loan financing for one development project.

Cash outflows:

●	$401.3 million of dividends paid;
●	$350.0 million for the redemption of the Company’s Class I and Class K Preferred Stock;
●	$15.5 million for principal payments on debt (related to the repayment of debt on two encumbered properties), including normal amortization on rental property debt;
●	$7.4 million for financing origination cost, primarily related to the issuance of unsecured notes; and
●	$6.5 million for the redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership interests by consolidated subsidiaries.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  Due to the recent COVID-19 pandemic, the Company has noticed significant volatility in the debt markets.  Although pricing remains dependent on specific deal terms, generally, spreads for non-recourse mortgage, construction loan financing and unsecured debt are wider than spreads prior to the impact of the COVID-19 pandemic.

Debt maturities for the remainder of 2020 consist of $24.7 million of unconsolidated joint venture debt and $8.8 million of debt included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available. These maturities are anticipated to be repaid with operating cash flows, debt refinancing, credit facilities (where available) and partner capital contributions, as deemed appropriate.

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

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $15.6 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air, grocery-anchored shopping centers and mixed-use assets, funding real estate under development projects, expanding and improving properties in the portfolio and other investments.

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

During May 2020, the Company filed a registration statement on Form S-8 for its 2020 Equity Participation Plan (the “2020 Plan”), which was approved by the Company’s stockholders and is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020.  The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards.  At September 30, 2020, the Company had 10.0 million shares of common stock available for issuance under the 2020 Plan.

Common Stock –

During September 2019, the Company established an at the market continuous offering program (the “ATM program”), pursuant to which the Company may offer and sell from time to time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. The Company did not offer for sale any shares of common stock under the ATM program during the nine months ended September 30, 2020.

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the nine months ended September 30, 2020. As of September 30, 2020, the Company had $224.9 million available under this share repurchase program.

Senior Notes –

In July 2020, the Company issued a Green Bond with $500.0 million of unsecured notes, which is scheduled to mature in October 2030 and accrues interest at a rate of 2.70% per annum. The Company intends to allocate an amount equal to the net proceeds from the offering to finance or refinance, in whole or in part, recently completed, existing or future Eligible Green Projects, in alignment with the four core components of the Green Bond Principles, 2018 as administered by the International Capital Market Association. Eligible Green Projects include projects with disbursements made in the three years preceding the issue date of the notes. The Company intends to spend the remaining net proceeds from the offering during the life of the notes.

In August 2020, the Company issued $400.0 million in senior unsecured notes, which are scheduled to mature in March 2028 and accrue interest at a rate of 1.90% per annum.

During the three months ended September 30, 2020, the Company fully redeemed all $484.9 million of its 3.20% senior unsecured notes outstanding, in separate transactions, which were scheduled to mature in May 2021. As a result, the Company incurred aggregate prepayment charges of $7.5 million, which is included in Early extinguishment of debt charges on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of September 30, 2020
Consolidated Indebtedness to Total Assets	<65%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	7.4x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.5x

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

Credit Facility –

In February 2020, the Company obtained a new $2.0 billion Credit Facility with a group of banks, which replaced the Company’s existing $2.25 billion unsecured revolving credit facility. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement.  The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point.  The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (0.91% as of September 30, 2020), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of September 30, 2020, the Credit Facility had no outstanding balance and no amount appropriated for letters of credit and the Company was in compliance with its covenants.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of September 30, 2020
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	45%
Total Priority Indebtedness to GAV	<35%	0%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.7x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.3x

For a full description of the Credit Facility’s covenants, refer to the Amended and Restated Credit Agreement dated as of February 27, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2020.

Term Loan –

On April 1, 2020, the Company entered into a new Term Loan with total outstanding borrowings of $590.0 million pursuant to a credit agreement with a group of banks. The Term Loan was scheduled to mature in April 2021, with a one-year extension option to extend the maturity date, at the Company’s discretion, to April 2022. The Term Loan accrued interest at a rate of LIBOR plus 140 basis points or, at the Company’s option, a spread of 40 basis points to the base rate defined in the Term Loan, that in each case fluctuated in accordance with changes in the Company’s senior debt ratings. The Term Loan could be increased by an additional $750.0 million through an accordion feature. Pursuant to the terms of the Term Loan, the Company was subject to covenants that were substantially the same as those in the Credit Facility. During July 2020, the Term Loan was fully repaid and the facility was terminated.

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

During the nine months ended September 30, 2020, the Company repaid $92.0 million of mortgage debt (including fair market value adjustment of $0.4 million) that encumbered four operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties and construction loan financing to partially fund the capital needs of its real estate development projects. As of September 30, 2020, the Company had over 325 unencumbered property interests in its portfolio.

COVID-19 –

As the COVID-19 pandemic continues to evolve, an uncertainty remains in relation to the long-term economic impact it will have. As a result, the Company has focused on creating a strong liquidity position by: (i) maintaining availability under its $2.0 billion ($2.75 billion with the accordion feature) Credit Facility; (ii) issuing a $500.0 million unsecured Green Bond; (iii) issuing a $400.0 million unsecured senior note; (iv) paying down and terminating its Term Loan; (v) repaying $484.9 million of 2021 senior unsecured notes which extended the Company's weighted average debt maturity profile to 11.1 years, (vi) holding $325.0 million of cash and cash equivalents on hand at September 30, 2020; and (vii) as mentioned above, having access to over 325 unencumbered property interests.

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

Dividends –

The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio that reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for common and preferred issuances of stock for the nine months ended September 30, 2020 and 2019 were $304.3 million and $401.3 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally has paid dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. As a result of the COVID-19 pandemic and the future economic uncertainties, out of an abundance of caution, the Company’s Board of Directors had temporarily suspended the dividend on its common shares. In September 2020, the Company’s Board of Directors reinstated a dividend on the Company's common shares and declared a quarterly cash dividend of $0.10 per common share, which was paid on September 24, 2020 to shareholders of record on September 10, 2020. The Company’s Board of Directors will continue to monitor the Company’s financial performance and economic outlook and expects to declare an additional dividend on the Company's common shares during the fourth quarter of 2020 to maintain compliance with the Company’s REIT taxable income distribution requirements.

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

The Company’s reconciliation of net (loss)/income available to the Company’s common shareholders to FFO available to the Company’s common shareholders is reflected in the table below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss)/income available to the Company’s common shareholders	$(44,748)	$59,048	$780,537	$247,176
Gain on sale of properties	-	(9,025)	(5,697)	(47,382)
Gain on sale of joint venture properties	-	(1,988)	(18)	(15,174)
Depreciation and amortization - real estate related	71,015	68,250	212,018	208,233
Depreciation and amortization - real estate joint ventures	9,932	9,768	30,673	30,044
Impairment charges of depreciable real estate properties	775	19,786	4,354	44,441
Gain on sale of cost method investment	-	-	(190,832)	-
Profit participation from other real estate investments, net	(8,406)	1,196	(15,875)	(8,588)
Loss/(gain) on marketable securities, net	76,931	199	(444,646)	(1,375)
Provision for income taxes (1)	1,500	-	1,501	-
Noncontrolling interests (1)	(310)	(309)	(1,373)	(890)
FFO available to the Company’s common shareholders	$106,689	$146,925	$370,642	$456,485
Weighted average shares outstanding for FFO calculations:
Basic	429,994	419,823	429,899	419,663
Units	658	833	639	839
Dilutive effect of equity awards	1,192	1,120	1,496	1,273
Diluted (2)	431,844	421,776	432,034	421,774

FFO per common share – basic	$0.25	$0.35	$0.86	$1.09
FFO per common share – diluted (2)	$0.25	$0.35	$0.86	$1.08

(1)	Related to gains, impairments, and depreciation on properties, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $57 and $213 for the three months ended September 30, 2020 and 2019, respectively, and $218 and $670 for the nine months ended September 30, 2020 and 2019, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Net (loss)/income available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of Net (loss)/income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss)/income available to the Company’s common shareholders	$(44,748)	$59,048	$780,537	$247,176
Adjustments:
Management and other fee income	(3,185)	(3,690)	(9,880)	(12,229)
General and administrative	28,795	23,832	72,316	72,296
Impairment charges	397	19,609	3,509	41,235
Depreciation and amortization	71,704	68,874	214,660	209,440
Gain on sale of properties	-	(9,025)	(5,697)	(47,382)
Interest and other expense, net	55,380	38,620	148,162	124,126
Loss/(gain) on marketable securities, net	76,931	199	(444,646)	(1,375)
Gain on sale of cost method investment	-	-	(190,832)	-
Provision/(benefit) for income taxes, net	388	(3,866)	482	(3,580)
Equity in income of other real estate investments, net	(11,155)	(3,265)	(26,895)	(22,758)
Net income attributable to noncontrolling interests	965	1,463	1,479	2,332
Preferred stock redemption charges	-	11,369	-	11,369
Preferred dividends	6,354	13,573	19,062	42,641
Non same property net operating income	(3,890)	(17,485)	(22,497)	(65,440)
Non-operational expense from joint ventures, net	16,494	14,611	52,272	39,529
Same property NOI	$194,430	$213,867	$592,032	$637,380

Same property NOI decreased by $19.4 million or 9.1% for the three months ended September 30, 2020, as compared to the corresponding period in 2019. This change is primarily the result of a reduction of revenue of $18.9 million associated with potentially uncollectible revenues and disputed amounts.

Same property NOI decreased by $45.3 million or 7.1% for the nine months ended September 30, 2020, as compared to the corresponding period in 2019. This change is primarily the result of (i) a reduction of revenue associated with potentially uncollectible revenues and disputed amounts of $57.4 million, partially offset by (ii) an increase in revenues from rental properties of $8.4 million primarily related to lease-up and rent commencements in the portfolio and (iii) a decrease in operating expenses of $3.7 million.

Leasing Activity

During the nine months ended September 30, 2020, the Company executed 563 leases totaling over 4.3 million square feet in the Company’s consolidated operating portfolio comprised of 127 new leases and 436 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $28.3 million or $34.70 per square foot. These costs include $22.8 million of tenant improvements and $5.5 million of external leasing commissions. The average rent per square foot on new leases was $19.93 and on renewals and options was $17.46.

Tenant Lease Expirations

At September 30, 2020, the Company has a total of 5,302 leases in the U.S. consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	166	454	$10,601	1.3%
2020	106	398	$7,944	1.0%
2021	705	4,901	$78,293	9.7%
2022	816	5,734	$100,314	12.4%
2023	732	5,799	$98,061	12.1%
2024	660	5,184	$94,301	11.6%
2025	579	5,103	$89,555	11.0%
2026	322	4,566	$65,026	8.0%
2027	251	3,290	$50,823	6.3%
2028	308	3,190	$60,268	7.4%
2029	246	2,591	$45,134	5.6%
2030	206	1,711	$32,863	4.1%

(1)	Leases currently under month-to-month lease or in process of renewal.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of September 30, 2020, with corresponding weighted average interest rates sorted by maturity date. The Company had no variable rate debt outstanding at September 30, 2020. The table does not include extension options where available (amounts in millions).

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$140.9	$148.3	$12.0	$8.8	$4.6	$314.6	$315.3
Average Interest Rate	-	5.39%	4.06%	3.23%	6.73%	7.08%	4.74%

Unsecured Debt
Fixed Rate	$-	$-	$497.8	$348.6	$397.6	$3,798.7	$5,042.7	$5,298.7
Average Interest Rate	-	-	3.40%	3.13%	2.70%	3.40%	3.33%

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

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization.  The COVID-19 pandemic has resulted in a widespread health crisis that has had a significant adverse effect on businesses, economies and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. There is significant uncertainty around the extent and duration of business disruptions related to COVID-19, as well as its long-term impact on the U.S. economy.

Our business and the businesses of our tenants have been adversely affected by the COVID-19 pandemic and actions taken to contain or prevent its spread. A substantial number of tenants have temporarily or permanently closed their businesses, have shortened their operating hours or offered reduced services. As a result, the Company has also had a substantial number of tenants that have made late or partial rent payments, requested a deferral of rent payments, or defaulted on rent payments, and it is likely that more of our tenants will be similarly impacted in the future. Impacts of COVID-19 could also result in the complete or partial closure of one or more of our tenants’ manufacturing facilities or distribution centers, temporary or long-term disruption in our tenants’ supply chains from local and international suppliers, and/or delays in the delivery of our tenants’ inventory.

Even after governmental restrictions are lifted, our tenants may continue to be impacted by economic conditions resulting from COVID-19 or public perception of the risk of COVID-19, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations. A downturn in our tenants’ businesses that significantly weakens their financial condition could cause them to delay lease commencements or decline to extend or renew leases upon expiration and could lead to additional failures to make rental payments when due, store closures or bankruptcies, and we may be unable to collect past due balances under relevant leases. We have received requests for rent relief from some of our tenants. We are assessing these requests on a case-by-case basis and have agreed, and may continue to agree, to certain relief. It is likely there will be additional requests for relief in the future.

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

●	any impairment in value of our real estate assets which could be recorded as a result of weaker economic conditions;
●	a continued decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties; and
●

a deterioration in our or our tenants' ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations could adversely affect our operations and those of our tenants.

The extent to which the COVID-19 pandemic continues to impact our business, results of operations, financial condition and stock price will depend on numerous evolving factors that are highly uncertain and which we may not be able to predict, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be taken in response to the pandemic, the impact on economic activity from the pandemic and actions taken in response, the impact on our employees and other operational disruptions or difficulties we may face, the effect on our tenants and their businesses, the ability of tenants to pay their contracted rents and any additional closures of our tenants’ businesses. These effects, individually or in the aggregate, will adversely impact our tenant’s ability to pay their contracted rent. Any of these events could materially adversely impact our business, financial condition, results of operations or stock price.

Financial disruption or a prolonged economic downturn could materially and adversely affect the Company’s business.

Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which has been exacerbated by the COVID-19 pandemic, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position or liquidity could be materially and adversely affected. These market conditions may affect the Company's ability to access debt and equity capital markets. In addition, as a result of recent financial events, we may face increased regulation. Many of the other risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in our subsequently filed Quarterly Reports on Form 10-Q identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to our real estate assets, the competitive environment and regulatory developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2020, the Company repurchased 288,885 shares for an aggregate purchase price of $5.3 million (weighted average price of $18.39 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans.

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended September 30, 2020. As of September 30, 2020, the Company had $224.9 million available under this share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2020 – January 31, 2020	30,631	$20.63	-	$224.9
February 1, 2020 – February 29, 2020	238,412	18.82	-	224.9
March 1, 2020 – March 31, 2020	1,665	17.76	-	224.9
April 1, 2020 – April 30, 2020	-	-	-	224.9
May 1, 2020 – May 31, 2020	17,157	8.76	-	224.9
June 1, 2020 – June 30, 2020	1,020	12.72	-	224.9
July 1, 2020 – July 31, 2020	-	-	-	224.9
August 1, 2020 – August 31, 2020	-	-	-	224.9
September 1, 2020 – September 30, 2020	-	-	-	224.9
Total	288,885	$18.39	-

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

KIMCO REALTY CORPORATION

November 5, 2020	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

November 5, 2020	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer