Form 10-K
period 2020-12-31
KIMCO REALTY CORP
filed 2021-02-23
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5.4 billion based upon the closing price on the New York Stock Exchange for such equity on June 30, 2020.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of February 11, 2021, the registrant had 432,439,820 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 27, 2021.

Index to Exhibits begins on page 46.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations and management’s ability to estimate the impact of such changes, (vi) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (vii) pandemics or other health crises, such as coronavirus disease 2019 (“COVID-19”), (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (ix) valuation and risks related to the Company’s joint venture and preferred equity investments, (x) valuation of marketable securities and other investments including the shares of Albertsons Companies, Inc. common stock held by the Company, (xi) increases in operating costs, (xii) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xiii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiv) impairment charges, (xv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xvi) the risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K that the Company files with the SEC.

PART I

Item 1. Business

Overview

Kimco Realty Corporation, a Maryland corporation, is one of North America’s largest publicly traded owners and operators of open-air, grocery-anchored shopping centers and mixed-use assets in the U.S.  The terms “Kimco,” the “Company,” “we,” “our” and “us” each refer to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise.  In statements regarding qualification as a real estate investment trust (“REIT”), such terms refer solely to Kimco Realty Corporation. The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders. In 1973, these principals formed the Company as a Delaware corporation, and, in 1985, the operations of The Kimco Corporation were merged into the Company. The Company completed its initial public stock offering (the “IPO”) in November 1991, and, commencing with its taxable year which began January 1, 1992, elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined in the Code. The Company maintains certain subsidiaries that made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), that permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state taxes on its income, and the Company includes a provision for taxes in its consolidated financial statements.  In 1994, the Company reorganized as a Maryland corporation. In March 2006, the Company was added to the S&P 500 Index, an index containing the stock of 500 Large Cap companies, most of which are U.S. corporations. The Company's common stock, Class L Depositary Shares and Class M Depositary Shares are traded on the New York Stock Exchange (“NYSE”) under the trading symbols “KIM”, “KIMprL”, and “KIMprM”, respectively.

The Company is a self-administered REIT and has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

The Company began to expand its operations through the development of real estate and the construction of shopping centers but revised its growth strategy to focus on the acquisition and redevelopment of existing shopping centers that include a grocery component. The Company also expanded internationally within Canada, Mexico, Chile, Brazil and Peru, but has since substantially liquidated its investments in Mexico and has completely exited Canada, Chile, Brazil and Peru. More recently the Company, on a selective basis, embarked on several ground-up development and re-development projects which include residential and mixed-use components.

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

As of December 31, 2020, the Company had interests in 400 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 70.1 million square feet of gross leasable area (“GLA”), located in 27 states. In addition, the Company had 122 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 5.4 million square feet of GLA.

COVID-19 Pandemic

In March 2020, COVID-19 was recognized as a pandemic by the World Health Organization (“WHO”) and declared a national emergency throughout the United States. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide and has caused significant volatility in U.S. and international debt and equity markets. The impact of COVID-19 on the retail industry for both landlords and tenants has been wide ranging, including, but not limited to, the temporary closures of many businesses, "shelter in place" orders, social distancing guidelines and other governmental, business and individual actions taken in response to the COVID-19 pandemic. There has also been reduced consumer spending due to job losses, government restrictions in response to COVID-19 and other effects attributable to COVID-19.

The Company is aware of the critical role its shopping centers play in the communities they serve, often providing access to essential goods and services such as groceries, drug stores, and medical care. The Company’s shopping centers have remained open throughout the COVID-19 pandemic to continue to provide access to these essential goods and services, and the Company has taken steps to protect the shoppers and tenants at its sites, following the guidance of the Centers for Disease Control and Prevention (“CDC”) and the WHO.

The COVID-19 pandemic has created significant economic uncertainty and volatility and has considerably impacted the Company’s stakeholders. The COVID-19 pandemic has impacted the Company’s financial condition, results of operations and cash flows since its onset. The extent to which the COVID-19 pandemic will continue to impact the Company’s financial condition, results of operations and cash flows, will depend on future developments, which continue to be highly uncertain and difficult to predict. The Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be, taken in response to the pandemic, the distribution and effectiveness of vaccines, the impact on economic activity from the pandemic and actions taken in response, the effect on the Company’s tenants and their businesses, the ability of tenants to make their rental payments, additional closures of tenants’ businesses and the impact of opening and reclosing of communities in response to COVID-19. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators. In addition, the Company will continue to monitor for any material or adverse effects resulting from the COVID-19 pandemic.

Since the outbreak of the COVID-19 pandemic, the Company’s shopping centers have remained open; however, a substantial number of tenants had or continue to have temporarily or permanently closed their businesses. Others had, or continue to have, shortened their operating hours or offered reduced services. The Company has also had a substantial number of tenants that have made late or partial rent payments, requested a deferral of rent payments, forgiveness of rent payments or defaulted on rent payments. Since the COVID-19 pandemic began, the Company has seen an increase in the number of tenants filing for bankruptcy, some of which emerged from bankruptcy prior to December 31, 2020. The Company continues to evaluate the impact bankruptcy filings have or will have on collections, vacancies and future rental income.

Business Objective and Strategies

Over the past several years, the Company has transformed its portfolio, focusing on major metropolitan-area U.S. markets, predominantly on the East and West coasts and in the Sunbelt region, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry.  As a result of this transformation, the Company now owns a predominantly grocery-anchored portfolio clustered in the nation’s top markets which has positioned the Company to address many of the challenges brought upon by COVID-19. As of December 31, 2020, the Company derived 84.6% of its annualized base rent from its top major metro markets.

The Company’s focus on high-quality locations has led to significant opportunities for value creation through the reinvestment in its assets to add density, replace outdated shopping center concepts, and better meet changing consumer demands. In order to add density to existing properties, the Company has obtained multi-family entitlements for 4,984 units of which 1,266 units have been constructed as of December 31, 2020. The Company continues to place strategic emphasis on live/work/play environments and in reinvesting in its existing assets, while building shareholder value. This philosophy is exemplified by the Company’s Signature SeriesTM properties Dania Pointe, Grand Parkway Marketplace, Kentlands Market Square, Lincoln Square, Mill Station, Pentagon Centre, Suburban Square and The Boulevard.

The strength and security of the Company’s balance sheet remains central to its strategy.  The Company’s strong balance sheet and liquidity position are evidenced by its investment grade unsecured debt ratings (Baa1/BBB+) by two major ratings agencies.  The Company maintains one of the longest average debt maturity profiles in the REIT industry, now at 10.9 years.  The Company expects to continue to take steps to reduce leverage, unencumber assets and improve its debt coverage metrics as redevelopment and development projects continue to come online and contribute additional cash flow growth.

Business Objective

The Company’s primary business objective is to be the premier owner and operators of open-air, grocery-anchored shopping centers and mixed-use assets in the U.S. The Company believes it can achieve this objective by:

●	increasing the value of its existing portfolio of properties and generating higher levels of portfolio growth;
●	increasing cash flows for reinvestment and/or for distribution to shareholders;
●	continuing growth in desirable demographic areas with successful retailers; and
●	increasing capital appreciation.

Business Strategies

The Company’s stronger transformed portfolio, over time, should enable the Company to maintain higher occupancy levels, rental rates and rental growth. With the COVID-19 pandemic affecting much of the retail sector the Company further concentrated its business objectives to three main areas as follows:

** The “PLUS” business encompasses investment opportunities with retailers who have significant real estate holdings. The Company believes it can utilize its Structured Investment Program to take advantage of opportunities resulting from market dislocation in the form of preferred equity investments and/or mezzanine financing for qualified real estate owners in need of capital.

To effectively execute these strategies the Company seeks to:

●	significantly increase its leasing efforts over the next several years to offset the impact of the COVID-19 pandemic;
●	increase rental rates where possible through the leasing of space to new tenants;
●	attract a diverse and robust tenant base across a variety of retailers at its properties, with a focus on essential tenants such as grocers and home improvement;
●	renew leases with existing tenants;
●	decrease vacancy levels and duration of vacancy;
●	monitor operating costs and overhead;
●

retail re-tenanting, renovating, expanding and redeveloping existing shopping centers to obtain the highest and best use to maximize the real estate value, which could include acquiring adjacent land parcels;

●

selectively acquire established income-producing real estate properties and properties requiring significant re-tenanting and redevelopment, primarily in geographic regions in which the Company presently operates;

●	continue to assess its portfolio and dispose of certain underperforming properties;
●	provide unmatched tenant services deriving from decades of experience managing retail properties;
●	assist small shop tenants during the COVID-19 pandemic to enable them to continue to successfully operate; and
●	provide communities with a "just around the corner" destination for everyday living goods and services.

The Company has established certain areas of focus which it believes will advance the execution of its strategies over the coming years:

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2020, no single open-air shopping center accounted for more than 2.0% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 2.0% of the Company’s total shopping center GLA. Furthermore, at December 31, 2020, the Company’s single largest tenant represented only 4.0%, and the Company’s five largest tenants aggregated less than 12.6%, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Human Capital Resources

The Company believes that our employees are one of our strongest resources and that a variety of perspectives and experiences found in a diverse workforce spark innovation and enrich company culture.  The Company is committed to diversity and inclusion best practices in all phases of the employee life cycle, including recruitment, training and development and promotion.

The Company has been and will continue to be an equal opportunity employer committed to hiring, developing, and supporting a diverse and inclusive workplace.  To ensure full implementation of this equal employment policy, we will take steps to ensure that persons are recruited, hired, assigned and promoted without regard to race, national origin, religion, age, color, sex, sexual orientation, gender identity, disability, or protected veteran status, or any other characteristic protected by local, state, or federal laws, rules, or regulations.  All of our employees must adhere to a Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes required internal training on preventing, identifying, reporting and stopping any type of discrimination.

In order to attract and retain high performing individuals, we are committed to partnering with our employees to provide opportunities for their professional development and promote their health and well-being.  We also offer our employees a broad range of company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry.  Our benefits programs include a robust offering of medical, dental, vision benefits, life, disability and other ancillary benefits requiring very low employee contributions.  In addition, the Company has been recognized as a Great Place to Work® based on surveys and feedback collected from its employees.

The Company’s executive and management team promotes a true “open door” environment in which all feedback and suggestions are welcome.  Whether it be through regular all employee calls, department meetings, frequent training sessions, Coffee Connections with the executive team, use of our BRAVO recognition program, awarding of iPads for Ideas, or participation in our flagship LABS (Leaders Advancing Business Strategy) program, associates are encouraged to be inquisitive and share ideas. Those ideas have resulted in a number of programs and benefit enhancements.

The Company promotes physical health, including access to a national gym membership program for associates and their family members as well as host regular wellness and nutrition seminars and health screenings.  The Company also feels it is important that our associates are engaged and active in the community.  At our headquarters and in each of our regions a Committee of employees host numerous volunteer and social activities that are derived from employee sentiment.  Whether we’re participating in walks, runs, meal servings, food drives, toy drives, or St. Jude Ride for a Reason, the Company promotes and supports associate volunteerism with two volunteer days off per year and a company matching program that provide up to $500 per year in support of each associates charitable endeavors. In addition, each year, the Company provides $100,000 in education scholarships for children of our associates, which is managed by an independent third-party.

The Company's executive offices are located at 500 North Broadway, Suite 201, Jericho, NY 11753, a mixed-use property that is wholly owned by the Company, and its telephone number is (516) 869-9000.  Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting are administered by the Company from its executive offices in Jericho, New York and supported by the Company’s regional offices.  As of December 31, 2020, a total of 484 persons were employed by the Company of which 41.5% were located in our corporate office with the remainder located in 26 offices throughout the United States. The average tenure of our employees was 10 years.

The health and safety of the Company’s employees and their families is a top priority. The Company always takes the necessary steps to protect its employees, especially during the COVID-19 pandemic where employees were empowered to work from home and care for their family members and children, whose lives have also been impacted. The Company will continue to evaluate individual situations as they arise and adjust its approach as appropriate, with the goal of enabling its employees to be as productive as possible while offering them the flexibility they need to care for themselves and their families.  The following are steps that were taken by the Company in response to the COVID-19 pandemic:

●	Transitioned the entire workforce from full-time office to flexible work from home arrangement, which the Company successfully continued since March 2020. This included immediate and extensive technology training on virtual meetings and remote working as well as safety protocols.
●	Business travel has been stopped with relatively few business-essential exceptions.
●	The Company has benefited from recent investments in new technology and software over the last year, as its entire team is equipped with new laptops and cellular capability to enable them to work remotely.
●	The Company’s human resources and information technology teams are available to all employees to address any needs or concerns they may have.
●	Associates will be provided paid time off to care for themselves or family members diagnosed with COVID-19.
●	The Company has increased communications at all levels and has initiated bi-weekly company-wide virtual meetings such that executives are accessible to answer any questions and transparently keep associates informed.

Environment, Social and Governance (“ESG”) Programs

The Company is focused on building a thriving and viable business, one that succeeds by delivering long-term value for its stakeholders. The Company’s ESG programs are aligned with its core business strategy of creating destinations for everyday living that inspire a sense of community and deliver value to its many stakeholders.

The Company has established five ESG Program Pillars and the corresponding objectives:

The Company is committed to best-in-class ESG disclosure, and has aligned its annual reporting with standards from the Global Reporting Initiative (“GRI”), Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-Related Financial Disclosures (“TCFD”).  Additional ESG information of relevance to stakeholders can be found on the Company’s website in the Corporate Responsibility Report.  This report, which is based on the GRI standard, summarizes the Company's environmental and social performance.

The Company recognizes that climate change is one of the most significant stakeholder issues of our times, threatening the viability of economic and environmental systems globally. As a real estate portfolio owner, the Company monitors physical and transition risks as well as opportunities posed to its business by climate change and quantifies and discloses the climate impacts of its activities. The Company’s science-based emissions reduction goals are aligned with the Paris Climate Accord and put the company on pace to achieve net zero emissions by 2050.  During 2020, the Company issued $500.0 million in 2.70% notes due 2030 in its inaugural green bond offering. Net proceeds from this offering are allocated to finance or refinance, in whole or in part, recently completed, existing or future eligible green projects, in alignment with the four core components of the Green Bond Principles, 2018 as administered by the International Capital Market Association. Additionally, the Company’s $2.0 billion Credit Facility (as defined below) is a green credit facility which incorporates rate reductions associated with attainment of Scope 1 and 2 greenhouse gas emissions reductions.

The Company’s industry leading ESG initiatives led to its 2020 listing on the Dow Jones Sustainability World Index (“DJSI World Index”), where it is the only North American retail real estate owner listed. The DJSI World Index is comprised of corporate leaders in global sustainability, with companies listed on the DJSI World Index representing the top 10 percent of the largest 2,500 companies in the S&P Global Broad Market Index based on long-term economic and ESG factors. The Company has been the sole retail real estate owner listed on the Dow Jones Sustainability North America Index for the last six years, and the Company also is a constituent of the FTSE4Good Index Series, designed to measure the performance of companies demonstrating strong ESG practices.

Information About Our Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2020:

Name	Age	Position	Joined Kimco
Milton Cooper	91	Executive Chairman of the Board of Directors	Co-Founder
Conor C. Flynn	40	Chief Executive Officer	2003
Ross Cooper	38	President and Chief Investment Officer	2006
Glenn G. Cohen	56	Executive Vice President, Chief Financial Officer and Treasurer	1995
David Jamieson	40	Executive Vice President, Chief Operating Officer	2007

Available Information

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

Our properties consist primarily of open-air shopping centers and other retail properties. Our performance, therefore, is generally linked to economic conditions in the market for retail space. The economic performance and value of our properties is subject to all of the risks associated with owning and operating real estate, including but not limited to:

●	changes in the national, regional and local economic climate;
●	local conditions, including an oversupply of, or a reduction in demand for, space in properties like those that we own;
●	trends toward smaller store sizes as retailers reduce inventory and develop new prototypes;
●	increasing use by customers of e-commerce and online store sites;
●	the attractiveness of our properties to tenants;
●	market disruptions due to global pandemics;
●	the ability of tenants to pay rent, particularly anchor tenants with leases in multiple locations;
●	tenants who may declare bankruptcy and/or close stores;
●	competition from other available properties to attract and retain tenants;
●	changes in market rental rates;
●	the need to periodically pay for costs to repair, renovate and re-let space;
●	ongoing consolidation in the retail sector;
●	the excess amount of retail space in a number of markets;
●	changes in operating costs, including costs for maintenance, insurance and real estate taxes;
●	the expenses of owning and operating properties, which are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties;
●	changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes;
●	acts of terrorism and war and acts of God, including physical and weather-related damage to our properties;
●	the continued service and availability of key personnel; and
●	the risk of functional obsolescence of properties over time.

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

We operate, are currently developing, and may in the future develop, properties either alone or through joint ventures with other persons that are known as “mixed-use” developments. This means that in addition to the development of retail space, the project may also include space for residential, office, hotel or other commercial purposes. We have less experience in developing and managing non-retail real estate than we do with retail real estate. As a result, if a development project includes a non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience developing properties for such use or partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves, including providing any necessary financing. In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. In the case of office properties, the risks also include changes in space utilization by tenants due to technology, economic conditions and business culture, declines in financial condition of these tenants and competition for credit worthy office tenants. In the case of hotel properties, the risks also include increases in inflation and utilities that may not be offset by increases in room rates. We are also dependent on business and commercial travelers and tourism.  Because we have less experience with residential, office and hotel properties than with retail properties, we expect to retain third-parties to manage our residential and other non-retail components as deemed warranted. If we decide to not sell or participate in a joint venture and instead hire a third-party manager, we would be dependent on them and their key personnel who provide services to us and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

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

Our existing properties, as well as properties we may acquire, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”). Investigation of a property may reveal non-compliance with this Act. The requirements of the ADA, or of other federal, state or local laws or regulations, also may change in the future and restrict further renovations of our properties with respect to access for disabled persons. Future compliance with this Act may require expensive changes to the properties.

We do not have exclusive control over our joint venture and preferred equity investments, such that we are unable to ensure that our objectives will be pursued.

We have invested in some properties as a co-venturer or a partner, instead of owning directly. In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of these investments. As a result, the co-venturer or partner might have interests or goals that are inconsistent with ours, take action contrary to our interests or otherwise impede our objectives. These investments involve risks and uncertainties. The co-venturer or partner may fail to provide capital or fulfill its obligations, which may result in certain liabilities to us for guarantees and other commitments. Conflicts arising between us and our partners may be difficult to manage and/or resolve and it could be difficult to manage or otherwise monitor the existing business arrangements. The co-venturer or partner also might become insolvent or bankrupt, which may result in significant losses to us.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 9 to the Notes to the Company’s Consolidated Financial Statements included in this Form 10-K for additional discussion regarding the shares held by the Company of Albertsons Companies, Inc. (“ACI”).

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

Our investments in mortgage receivables are subject to specific risks relating to the borrower and the underlying property. In the event of a default by a borrower, it may be necessary for us to foreclose our mortgage or engage in costly negotiations. Delays in liquidating defaulted mortgage loans and repossessing and selling the underlying properties could reduce our investment returns. Furthermore, in the event of default, the actual value of the property securing the mortgage may decrease. A decline in real estate values will adversely affect the value of our loans and the value of the mortgages securing our loans.

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

A decline in the value of our other investments may require us to recognize an other-than-temporary impairment (“OTTI”) against such assets. When the fair value of an investment is determined to be less than its amortized cost at the balance sheet date, we assess whether the decline is temporary or other-than-temporary. If we intend to sell an impaired asset, or it is more likely than not that we will be required to sell the impaired asset before any anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the asset’s amortized cost and its fair value at the balance sheet date. When an OTTI is recognized through earnings, a new cost basis is established for the asset, and the new cost basis may not be adjusted through earnings for subsequent recoveries in fair value.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. We may face cyber incidents and security breaches through malware, computer viruses, ransomware, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization and other significant disruptions of our IT networks and related systems. The risk of a cybersecurity breach or disruption, particularly through a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

As a result of the COVID-19 pandemic, employees working remotely has amplified certain risks to our business.  The number of points of potential cyberattack, such as laptops and mobile devices have increased and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks or other disruption to our technology infrastructure, may adversely affect our business.   Cyber criminals are targeting their attacks on individual employees, utilizing interest in pandemic related information to increase business email compromise scams designed to trick victims into transferring sensitive data or funds, or steal credentials that compromise information systems which extend to multiple platforms throughout the Company.

While we maintain some of our own critical information technology systems, we also depend on third-parties to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications and certain finance functions. Our measures to prevent, detect and mitigate these threats, including password protection, firewalls, backup servers, threat monitoring, log aggregation, vulnerability scanning, data encryption, periodic penetration testing and multifactor authentication, may not be successful in preventing a data breach or limiting the effects of a breach. Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems.

The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We could be required to expend significant capital and other resources to address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services. Our financial results may be negatively impacted by such an incident or any resulting negative media attention.

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

●	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
●	require significant management attention and resources to remedy and damages that result;
●	subject us to regulatory enforcement;
●	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
●	damage our reputation among our tenants, investors and associates.

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

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the WHO. The COVID-19 pandemic has resulted in a widespread health crisis that has had a significant adverse effect on businesses, economies and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. There is significant uncertainty around the extent and duration of business disruptions related to COVID-19, as well as its long-term impact on the U.S. economy.

Our business and the businesses of our tenants have been adversely affected by the COVID-19 pandemic and actions taken to contain or prevent its spread. A substantial number of tenants have temporarily or permanently closed their businesses, have shortened their operating hours or offered reduced services. As a result, the Company has also had a substantial number of tenants that have made late or partial rent payments, requested a deferral of rent payments, forgiveness of rent payments or defaulted on rent payments, and it is likely that more of our tenants will be similarly impacted in the future. Impacts of COVID-19 could also result in the complete or partial closure of one or more of our tenants’ manufacturing facilities or distribution centers, temporary or long-term disruption in our tenants’ supply chains from local and international suppliers, and/or delays in the delivery of our tenants’ inventory.

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

In addition, like many other companies, due to government mandates, we have instructed our employees to work from home, which, especially if this persists for a prolonged period of time, may have an adverse impact on our employees, operations and systems. Extended periods of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential tenants, longer time periods to review and approve leases, longer time to respond to tenant and property issues, or other decreases in productivity that could seriously harm our business.

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
●

the reduced economic activity severely impacts our tenants' businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or in part, or to otherwise seek modifications of such obligations;

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

●	any impairment in value of our real estate assets that is recorded as a result of weaker economic conditions;
●	a continued decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties; and
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

Corporate responsibility, specifically related to ESG factors, may impose additional costs and expose us to new risks.

The importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability score as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, the criteria by which companies are rated may change, which could cause us to receive lower scores than previous years. A low sustainability score could result in a negative perception of the Company, or exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead.

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

Our Credit Facility and the indentures under which our senior unsecured debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions that might otherwise be advantageous. In addition, failure to meet any of the financial covenants could cause an event of default under our Credit Facility and the indentures and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

Impacts from transition away from London Inter-bank Offered Rate (“LIBOR”).

A portion of our long-term indebtedness bears interest at fluctuating interest rates based on LIBOR for deposits of U.S. dollars. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. In November 2020, ICE Benchmark Association, the administrator of LIBOR, published a consultation regarding its intention to cease publication of U.S. dollar LIBOR after June 2023. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

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

Our charter contains certain ownership limits. Our charter contains various provisions that are intended to preserve our qualification as a REIT and, subject to certain exceptions, authorize our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, and more than 9.8% in value of the aggregate outstanding shares of all classes and series of our stock. Our Board of Directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may:

●	discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or
●	result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service (the "IRS") and U.S. Department of the Treasury. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, regulations, administrative interpretations or court decisions could significantly and negatively change the tax laws with respect to qualification as a REIT, the U.S. federal income tax consequences of such qualification or the desirability of an investment in a REIT relative to other investments.

In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, the composition of our assets and the sources of our gross income. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. Furthermore, we own a direct or indirect interest in certain subsidiary REITs which have elected to be taxed as REITs for U.S. federal income tax purposes under the Code. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. The failure of a subsidiary REIT to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT.

If we were to lose our REIT status, we would face serious tax consequences that would substantially reduce the funds available to pay dividends to stockholders for each of the years involved because:

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

Our failure to qualify as a REIT or new legislation or changes in U.S. federal income tax laws including with respect to qualification as a REIT or the tax consequences of such qualification, could also impair our ability to expand our business or raise capital and have a materially adverse effect on the value of our securities.

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

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding net capital gains, and we will be subject to regular U.S. federal corporate income taxes on the amount we distribute that is less than 100% of our net taxable income each year, including capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. While we have historically satisfied these distribution requirements by making cash distributions to our stockholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. Assuming we continue to satisfy these distribution requirements with cash, we may need to borrow funds to meet the REIT distribution requirements and avoid the payment of income and excise taxes even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of cash reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market's perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flows and per share trading price of our common stock.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate Portfolio. As of December 31, 2020, the Company had interests in 400 shopping center properties aggregating 70.1 million square feet of GLA located in 27 states and Puerto Rico. In addition, the Company had 122 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 5.4 million square feet of GLA.   Open-air shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2020, the Company’s Combined Shopping Center Portfolio, including noncontrolling interests, was 93.9% leased.

The Company's open-air shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of 175,302 square feet as of December 31, 2020. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with redevelopment, major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2020, the Company expended $175.7 million in connection with property redevelopments and $45.6 million related to improvements.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners. The Company's open-air shopping centers are usually "anchored" by a grocery store, off-price retailer, discounter or service-oriented tenant. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include TJX Companies, The Home Depot, Ahold Delhaize, Albertsons Companies, Ross Stores, PetSmart, Whole Foods Market, Walmart, Burlington Stores and Bed Bath & Beyond.

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2020, no single open-air shopping center accounted for more than 2.0% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 2.0% of the Company’s total shopping center GLA. At December 31, 2020, the Company’s five largest tenants were TJX Companies, The Home Depot, Ahold Delhaize, Albertsons Companies and Ross Stores, which represented 4.0%, 2.6%, 2.1%, 2.0% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Minimum base rental revenues and operating expense reimbursements accounted for 99% and other revenues, including percentage rents, accounted for 1% of the Company's total revenues from rental properties for the year ended December 31, 2020. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth. Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2020, the Company’s consolidated operating portfolio, comprised of 311 shopping center properties aggregating 51.0 million square feet of GLA, was 93.9% leased. The consolidated operating portfolio consists entirely of properties located in the U.S., inclusive of Puerto Rico  For the period January 1, 2020 to December 31, 2020, the Company increased the average base rent per leased square foot, which includes the impact of tenant concessions, in its consolidated portfolio of open-air shopping centers from $17.96 to $18.16, an increase of $0.20.  This increase primarily consists of (i) an $0.18 increase relating to rent step-ups within the portfolio and new leases signed net of leases vacated and (ii) a $0.02 increase relating to dispositions.

The Company has a total of 5,277 leases in the consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	170	489	$10,931	1.3%
2021	612	3,930	$64,045	7.9%
2022	814	5,684	$98,680	12.2%
2023	737	5,770	$98,264	12.1%
2024	660	5,094	$93,610	11.6%
2025	612	5,245	$92,695	11.4%
2026	400	5,311	$76,080	9.4%
2027	255	3,269	$51,477	6.4%
2028	314	3,398	$61,161	7.6%
2029	247	2,601	$45,274	5.6%
2030	204	1,704	$32,698	4.0%

(1)	Leases currently under a month to month lease or in process of renewal.

During 2020, the Company executed 761 leases totaling over 5.3 million square feet in the Company’s consolidated operating portfolio comprised of 204 new leases and 557 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $39.1 million or $31.11 per square foot. These costs include $30.4 million of tenant improvements and $8.7 million of external leasing commissions. The average rent per square foot for (i) new leases was $19.10 and (ii) renewals and options was $18.33. The Company will seek to obtain rents that are higher than amounts within its expiring leases, however, there are many variables and uncertainties which can significantly affect the leasing market at any time; as such, the Company cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Ground-Leased Properties. The Company has interests in 30 consolidated shopping center properties that are subject to long-term ground leases where a third-party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. The Company pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements reverts to the landowner.

More specific information with respect to each of the Company's property interests is set forth in Exhibit 99.1, which is incorporated herein by reference.

Item 3. Legal Proceedings

The Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material effect on the Company's ownership, management or operation of its properties taken as a whole, or which is not covered by the Company's liability insurance.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information: The Company’s common stock is traded on the NYSE under the trading symbol "KIM".

Holders: The number of holders of record of the Company's common stock, par value $0.01 per share, was 1,944 as of February 1, 2021.

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

	Year Ended December 31,
	2020	2019
Dividend paid per share	$0.82	$1.12
Ordinary income	38%	70%
Capital gains	61%	21%
Return of capital	1%	9%

In addition to common stock offerings, the Company has capitalized on the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, unsecured bank debt, mortgage debt and construction loans, convertible preferred stock and perpetual preferred stock. Borrowings under the Company's Credit Facility have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company regarding dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnotes 13, 14 and 17 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The Company does not believe that the preferential rights available to the holders of its Class L Preferred Stock and Class M Preferred Stock, the financial covenants contained in its public bond indentures, as amended, or the credit agreement for its Credit Facility will have an adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

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

Recent Sales of Unregistered Securities: None.

Issuer Purchases of Equity Securities: During the year ended December 31, 2020, the Company repurchased 294,346 shares for an aggregate purchase price of $5.4 million (weighted average price of $18.27 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans. In addition, during February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not make any repurchases under this common share repurchase program during 2020. As of December 31, 2020, the Company had $224.9 million available under this common share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2020 – January 31, 2020	30,631	$20.63	-	$224.9
February 1, 2020 – February 29, 2020	238,412	18.82	-	224.9
March 1, 2020 – March 31, 2020	1,665	17.76	-	224.9
April 1, 2020 – April 30, 2020	-	-	-	224.9
May 1, 2020 – May 31, 2020	17,157	8.76	-	224.9
June 1, 2020 – June 30, 2020	1,020	12.72	-	224.9
July 1, 2020 – July 31, 2020	-	-	-	224.9
August 1, 2020 – August 31, 2020	-	-	-	224.9
September 1, 2020 – September 30, 2020	-	-	-	224.9
October 1, 2020 – October 31, 2020	3,155	11.49	-	224.9
November 1, 2020 – November 30, 2020	2,306	12.80	-	224.9
December 1, 2020 – December 31, 2020	-	-	-	224.9
Total	294,346	$18.27	-

Total Stockholder Return Performance: The following performance chart compares, over the five years ended December 31, 2020, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REITs Index (the “NAREIT Equity REITs”) prepared and published by the National Association of Real Estate Investment Trusts (“NAREIT”). The NAREIT Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property.

Stockholder return performance, presented annually for the five years ended December 31, 2020, is not necessarily indicative of future results. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

Comparison of 5 year cumulative total return data points
	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20
Kimco Realty Corporation	$100	$99	$75	$65	$98	$75
S&P 500	$100	$112	$136	$130	$171	$203
NAREIT Equity REITs	$100	$109	$114	$109	$137	$126

Item 6. Selected Financial Data

The following table sets forth selected, historical, consolidated financial data for the Company and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

The Company believes that the book value of its real estate assets, which reflects the historical costs of such real estate assets less accumulated depreciation, is not indicative of the current market value of its properties. Historical operating results are not necessarily indicative of future operating performance.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Operating Data:
Revenues from rental properties, net	$1,044,888	$1,142,334	$1,149,603	$1,183,785	$1,152,401
Impairment charges (1)	$(6,624)	$(48,743)	$(79,207)	$(67,331)	$(93,266)
Depreciation and amortization	$(288,955)	$(277,879)	$(310,380)	$(360,811)	$(355,320)
Gain on sale of properties/change in control of interests (1)	$6,484	$79,218	$229,840	$93,538	$92,823
Gain/(loss) on marketable securities, net (1) (2)	$594,753	$829	$(3,487)	$-	$-
Interest expense	$(186,904)	$(177,395)	$(183,339)	$(191,956)	$(192,549)
Early extinguishment of debt charges	$(7,538)	$-	$(12,762)	$(1,753)	$(45,674)
(Provision)/benefit for income taxes, net	$(978)	$3,317	$(1,600)	$880	$(78,583)
Net income	$1,002,877	$413,561	$498,463	$439,671	$386,138
Net income attributable to the Company	$1,000,833	$410,605	$497,795	$426,075	$378,850
Net income available to the Company’s common shareholders	$975,417	$339,988	$439,604	$372,461	$332,630

Earnings per common share:
Net income available to the Company’s common shareholders:
Basic	$2.26	$0.80	$1.02	$0.87	$0.79
Diluted	$2.25	$0.80	$1.02	$0.87	$0.79
Weighted average shares of common stock:
Basic	429,950	420,370	420,641	423,614	418,402
Diluted	431,633	421,799	421,379	424,019	419,709
Cash dividends declared per common share	$0.540	$1.120	$1.120	$1.090	$1.035

Cash flow provided by operations	$589,913	$583,628	$637,936	$614,181	$592,096
Cash flow (used for)/provided by investing activities	$(33,273)	$(120,421)	$253,645	$(294,280)	$165,383
Cash flow used for financing activities	$(387,399)	$(482,841)	$(986,513)	$(223,874)	$(804,527)

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Real estate, before accumulated depreciation	$12,068,827	$11,929,276	$11,877,190	$12,653,446	$12,008,075
Total assets	$11,614,498	$10,997,867	$10,999,100	$11,763,726	$11,230,600
Total debt	$5,355,480	$5,315,767	$4,873,872	$5,478,927	$5,066,368
Total stockholders' equity	$5,608,044	$4,864,892	$5,333,804	$5,394,244	$5,256,139

(1)	Amounts exclude noncontrolling interests.
(2)

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). In accordance with the adoption of ASU 2016-01, the Company recognizes changes in the fair value of equity investments with readily determinable fair values in net income. Previously, changes in fair value of the Company’s available-for-sale marketable securities were recognized in accumulated other comprehensive income.

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

Critical Accounting Policies

The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly owned subsidiaries and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the consolidation guidance of the FASB Accounting Standards Codification. The Company applies these provisions to each of its joint venture investments to determine whether the cost, equity or consolidation method of accounting is appropriate. The Company evaluates performance on a property specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives, valuation of real estate and intangible assets and liabilities, valuation of joint venture investments and other investments, and realizability of deferred tax assets and uncertain tax positions. Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could materially differ from these estimates.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties, investments in joint ventures and other investments. The Company’s reported net earnings are directly affected by management’s estimate of impairments.

Revenue Recognition and Recoverability of Trade Accounts Receivable

Revenues from rental properties, net are comprised of minimum base rent, percentage rent, lease termination fee income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments. Upon the adoption of ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), the Company elected the lessor practical expedient to combine the lease and non-lease components, determined the lease component was the predominant component and as a result, accounted for the combined components under Topic 842. Non-lease components include reimbursements paid to the Company from tenants for common area maintenance costs and other operating expenses. The combined components are included in Revenues from rental properties, net on the Company’s Consolidated Statements of Income.

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

Also included in Revenues from rental properties, net are ancillary income and tax increment financing (“TIF”) income. Ancillary income is derived through various agreements relating to parking lots, clothing bins, temporary storage, vending machines, ATMs, trash bins and trash collections, seasonal leases, etc. The majority of the revenue derived from these sources is through lease agreements/arrangements and is recognized in accordance with the lease terms described in the lease. The Company has TIF agreements with certain municipalities and receives payments in accordance with the agreements. TIF reimbursement income is recognized on a cash-basis when received.

Trade accounts receivable

The Company reviews its trade accounts receivable, including its straight-line rent receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. When evaluating the probability of the collection of the lessee’s total accounts receivable, including the corresponding straight-line rent receivable balance on a lease-by-lease basis, the Company considered the effects COVID-19 has had on its tenants, including the corresponding straight-line rent receivable. The Company’s analysis of its accounts receivable included (i) customer credit worthiness, (ii) assessment of risk associated with the tenant, and (iii) current economic trends. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. Effective January 1, 2019, in accordance with the adoption of Topic 842, the Company includes provision for doubtful accounts in Revenues from rental properties, net. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease and will only recognize lease income on a cash basis. In addition to the lease-specific collectability assessment performed under Topic 842, the analysis also recognizes a general reserve, as a reduction to Revenues from rental properties, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical and current collection experience and the potential for settlement of arrears. Although the Company estimates uncollectible receivables and provides for them through charges against revenues from rental properties, actual results may differ from those estimates. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance and the lease income will then be limited to the lesser of (i) the straight-line rental income or (ii) the lease payments that have been collected from the lessee.

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

Valuation of Real Estate, and Intangible Assets and Liabilities

On a continuous basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period, general market conditions and delays of development, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired only if management’s estimate of current and projected operating cash flows, net of anticipated construction and leasing costs (undiscounted and unleveraged), of the property over its anticipated hold period is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future costs of materials and labor, operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to reflect the estimated fair value of the property. The Company’s estimated fair values are primarily based upon estimated sales prices from signed contracts or letters of intent from third-parties, discounted cash flow models or third-party appraisals. Estimated fair values that are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

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

Realizability of Deferred Tax Assets and Uncertain Tax Positions

The Company is subject to U.S. federal, state and local income taxes on the income from its activities relating to its TRSs and subject to local taxes on certain non-U.S. investments. The Company accounts for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the evidence available, it is more likely than not (i.e., a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance, which requires significant judgement from management, should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The Company’s reported net earnings are directly affected by management’s judgement in determining a valuation allowance.

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

COVID-19 Pandemic

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. The COVID-19 pandemic has significantly impacted the retail sector in which the Company operates and, if the effects of the pandemic are prolonged, it could continue to have a significant adverse impact on the underlying industries of many of the Company’s tenants. The majority of the Company’s tenants and their operations have been impacted, and may continue to be impacted, affecting their ability to pay rent.  Through the duration of the pandemic a substantial number of tenants have had to temporarily or permanently close their business, shortened their operating hours or offer reduced services for some period of time.

As a result of the current economic uncertainty and the impact to many of the Company’s tenants, the Company has taken important steps to offer its support, including:

●	The Company has worked, and continues to work, with these tenants to grant rent deferrals or rent waivers on a lease by lease basis.
●

The Company established a Tenant Assistance Program to assist small business tenants in identifying and applying for federal and state aid to help support their businesses during the COVID-19 pandemic. In partnership with advisory firms the Company provides assistance with the application process at the Company’s expense. These firms assist tenants in identifying suitable loan programs, identifying potential lending institutions, and preparing and submitting applications.

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

As of December 31, 2020, mandated or voluntary tenant closures represented 2.7% of annual base rent for all of the Company's wholly owned locations and the Company's share of ownership in joint ventures (collectively, the "pro-rata annual base rent"). As a result, the Company has also had a substantial number of tenants that have made late or partial rent payments, requested a deferral of rent payments, forgiveness of rent payments or defaulted on rent payments, and it is likely that more of the Company’s tenants will be similarly impacted in the future. From the onset of the COVID-19 pandemic, the Company granted selective deferrals for approximately 9%, of its pro-rata annual base rent, forgave rental payments aggregating $13.7 million of pro-rata rents. Collection rates have steadily increased from 74% of its pro-rata annual base rent for second quarter ended June 30, 2020 to 92% for the fourth quarter ended December 31, 2020, with rates increasing each quarter. The Company continues to negotiate for the payment of the remaining rents not yet collected as well as work with tenants to grant rent waivers on a lease by lease basis. The deferrals generally have a repayment period of six to 18 months. The Company has also collected 91% of the pro-rata annual base rent for the month of January 2021.

The Company considered the impacts COVID-19 has had on its tenants when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance, including the corresponding straight-line rent receivable. During the year ended December 31, 2020, the Company’s revenue was reduced by $81.0 million associated with potentially uncollectible revenues including revenues from tenants that are being accounted for on a cash basis, which includes $15.2 million for straight-line rent receivables, primarily attributable to the COVID-19 pandemic. Since the COVID-19 pandemic began, the Company has seen an increase in the number of tenants filing for bankruptcy, some of which emerged from bankruptcy prior to December 31, 2020. As of December 31, 2020, there were 38 leases or 0.7% of pro-rata annual base rent, within the Company’s portfolio associated with tenants in bankruptcy. The Company continues to evaluate the impact these bankruptcy filings have or will have on collections, vacancies and future rental income. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess the collectability of its tenant accounts receivables. As such, the Company may determine that further adjustments to its accounts receivable may be required in the future, and such amounts may be material.

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

The Company continues to monitor the impact of COVID-19 on the Company’s business, tenants and industry as a whole.  The magnitude and duration of the COVID-19 pandemic and its impact on the Company’s operations and liquidity remains uncertain as this pandemic continues to evolve globally and within the United States. Management cannot, at this point, estimate ultimate losses related to the COVID-19 pandemic. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators. If the Company determines that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material. See Footnote 6 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding impairment charges.

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2020:

Financial and Portfolio Information:

●

Net income available to the Company’s common shareholders was $975.4 million, or $2.25 per diluted share, for the year ended December 31, 2020 as compared to $340.0 million, or $0.80 per diluted share, for the year ended December 31, 2019.

●

Funds from operations (“FFO”) was $503.7 million, or $1.17 per diluted share, for the year ended December 31, 2020, as compared to $608.4 million, or $1.44 per diluted share, for the corresponding period in 2019 (see additional disclosure on FFO beginning on page 40).

●

Same property net operating income (“Same property NOI”) was $784.5 million for the year ended December 31, 2020, as compared to $852.5 million the corresponding period in 2019 (see additional disclosure on Same property NOI beginning on page 41).

●

Increased collections of pro-rata base rent from 74% in the second quarter ended June 30, 2020 to 92% in the fourth quarter ended December 31, 2020. Executed 761 new leases, renewals and options totaling approximately 5.4 million square feet in the consolidated operating portfolio.

●	The Company’s consolidated operating portfolio occupancy at December 31, 2020 was 93.9% as compared to 96.2% at December 31, 2019.

Acquisition Disposition and Other Activity (see Footnotes 3, 5 and 9 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●	Acquired a land parcel located in Peoria, AZ next to an existing shopping center, for a purchase price of $7.1 million.
●

Disposed of three operating properties and four parcels, in separate transactions, for an aggregate sales price of $31.8 million. Certain of these transactions resulted in aggregate gains of $6.5 million.

●	Monetized $227.3 million from the Company’s ACI investment, which resulted in a gain of $190.8 million. The Company now holds 39.8 million shares of ACI.

Development Activity (see Footnote 4 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●	Placed in service Dania Pointe Phase II, a Signature SeriesTM development project located in Dania Beach, FL.

Capital Activity (for additional details see Liquidity and Capital Resources below):

●

Obtained a new $2.0 billion revolving Credit Facility, scheduled to mature in March 2024, with two additional six-month options to extend, which accrues interest at a rate of LIBOR plus 76.5 basis points.

●	Issued $400.0 million of 1.90% notes maturing March 2028.
●	Issued $500.0 million of 2.70% unsecured Green Bond maturing in October 2030 (the "Green Bond").
●	Redeemed all its 3.20% senior unsecured notes due 2021 totaling $484.9 million, the Company incurred aggregate prepayment charges of $7.5 million.
●	Entered into a term loan with total borrowing capacity of $590.0 million in April 2020, at a rate of LIBOR plus 140 basis points (the "Term Loan"), which was terminated and fully repaid in July 2020.
●	Repaid $159.0 million of mortgage and construction debt that encumbered 5 properties.
●	As of December 31, 2020, had $2.3 billion in immediate liquidity, including $293.2 million in cash.

As a result of the above debt activity, the Company’s consolidated debt maturity profile, including extension options, is as follows:

●	As of December 31, 2020, the weighted average interest rate was 3.41% and the weighted average maturity profile was 10.9 years related to the Company’s consolidated debt.

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

Over the past several years, the Company has transformed its portfolio, focusing on major metropolitan-area U.S. markets, predominantly on the East and West coasts and in the Sunbelt region, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry.  Given this significant transformation successfully executed over the last several years, the Company now owns a predominantly grocery-anchored portfolio clustered in the nation’s top markets which positioned the Company to overcome many of the challenges brought upon by COVID-19. The Company believes that this transformed portfolio will enable it to maintain higher occupancy levels, rental rates and rental growth. In addition, the Company, on a selective basis, has developed or redeveloped projects which include residential and mixed-use components.

As part of the Company’s investment strategy, each property is evaluated for its highest and best use, which may include residential and mixed-use components. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate, such as, repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company may continue to dispose of certain properties. If the estimated fair value for any of these assets is less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors.”

Results of Operations

Comparison of the years ended December 31, 2020 and 2019

The following table presents the comparative results from the Company’s Consolidated Statements of Income for the year ended December 31, 2020, as compared to the corresponding period in 2019 (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	$ Change
Revenues
Revenues from rental properties, net	$1,044,888	$1,142,334	$(97,446)
Management and other fee income	13,005	16,550	(3,545)
Operating expenses
Rent (1)	(11,270)	(11,311)	41
Real estate taxes	(157,661)	(153,659)	(4,002)
Operating and maintenance (2)	(174,038)	(171,981)	(2,057)
General and administrative (3)	(93,217)	(96,942)	3,725
Impairment charges	(6,624)	(48,743)	42,119
Depreciation and amortization	(288,955)	(277,879)	(11,076)
Gain on sale of properties/change in control of interests	6,484	79,218	(72,734)
Other income/(expense)
Other income, net	4,119	10,985	(6,866)
Gain on marketable securities, net	594,753	829	593,924
Gain on sale of cost method investment	190,832	-	190,832
Interest expense	(186,904)	(177,395)	(9,509)
Early extinguishment of debt charges	(7,538)	-	(7,538)
(Provision)/benefit for income taxes, net	(978)	3,317	(4,295)
Equity in income of joint ventures, net	47,353	72,162	(24,809)
Equity in income of other real estate investments, net	28,628	26,076	2,552
Net income attributable to noncontrolling interests	(2,044)	(2,956)	912
Preferred stock redemption charges	-	(18,528)	18,528
Preferred dividends	(25,416)	(52,089)	26,673
Net income available to the Company's common shareholders	$975,417	$339,988	$635,429
Net income available to the Company's common shareholders:
Diluted per share	$2.25	$0.80	$1.45

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
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

Net income available to the Company’s common shareholders was $975.4 million for the year ended December 31, 2020, as compared to $340.0 million for the comparable period in 2019. On a diluted per share basis, net income available to the Company’s common shareholders for the year ended December 31, 2020, was $2.25 as compared to $0.80 for the comparable period in 2019. For additional disclosure, see Footnote 24 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The following describes the changes of certain line items included on the Company’s Consolidated Statements of Income, that the Company believes changed significantly and affected Net income available to the Company’s common shareholders during the year ended December 31, 2020, as compared to the corresponding period in 2019:

Revenue from rental properties, net –

The decrease in Revenues from rental properties, net of $97.4 million is primarily from (i) an increase of $80.0 million in adjustments associated with potentially uncollectible revenues, including revenues from tenants that are being accounted for on a cash basis and straight-line rent receivables, primarily due to the COVID-19 pandemic, for the year ended December 31, 2020, as compared to the corresponding period in 2019 and (ii) a decrease in revenues of $30.6 million due to properties sold during 2020 and 2019, partially offset by (iii) the completion of certain redevelopment and development projects included in the Company’s Signature Series™, acquisitions, tenant buyouts and net growth in the current portfolio, which provided incremental revenues for the year ended December 31, 2020 of $13.2 million, as compared to the corresponding period in 2019.

Management and other fee income –

The decrease in Management and other fee income of $3.5 million is primarily due to lower cash receipts for the year ended December 31, 2020, as compared to the corresponding period in 2019, related to (i) the deferral of rent payments, rent relief provided, late or partial rent payments or defaulted rent payments as a result of the COVID-19 pandemic and (ii) the sale of properties and change of ownership interest within various joint venture investments during the year ended December 31, 2020, as compared to the corresponding period in 2019.

Real estate taxes –

The increase in Real estate taxes of $4.0 million is primarily due to (i) an increase of $8.4 million related to the completion of certain redevelopment and development projects and an overall increase in assessed values in the current portfolio during the year ended December 31, 2020, as compared to the corresponding period in 2019, partially offset by (ii) a decrease of $4.4 million due to properties sold during 2020 and 2019.

General and administrative –

The decrease in General and administrative expense of $3.7 million is primarily due to (i) a reduction in travel and entertainment and convention costs of $2.9 million due to fewer business related trips as a result of the COVID-19 pandemic, (ii) a decrease in employee-related expenses of $2.3 million, (iii) a reduction in office rent expense of $1.4 million, due to the relocation of the Company’s headquarters to Company-owned office space, (iv) a decrease of $0.9 million primarily due to the fluctuations in value of various directors’ deferred stock, (v) a decrease in professional fees of $0.9 million and (vi) a decrease in information technology costs of $0.7 million for the year ended December 31, 2020, as compared to the corresponding period in 2019, partially offset by (vii) an increase in severance charges related to employee retirement and terminations of $5.5 million during the year ended December 31, 2020, as compared to the corresponding period in 2019.

Impairment charges –

During the years ended December 31, 2020 and 2019, the Company recognized impairment charges related to adjustments to property carrying values of $6.6 million and $48.7 million, respectively, for which the Company’s estimated fair values were primarily based upon (i) signed contracts or letters of intent from third-party offers or (ii) discounted cash flow models. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair value utilized unobservable inputs and, as such, were classified as Level 3 of the fair value hierarchy. For additional disclosure, see Footnotes 6 and 16 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Depreciation and amortization –

The increase in Depreciation and amortization of $11.1 million is primarily due to (i) an increase of $17.3 million in write-offs of depreciable assets primarily due to tenant vacates during the year ended December 31, 2020, as compared to the corresponding period in 2019 and (ii) an increase of $6.0 million primarily related to the completion of certain development and redevelopment projects being placed into service during 2020 and 2019, partially offset by (iii) a decrease of $6.2 million resulting from property dispositions in 2020 and 2019 and (iv) a decrease of $6.0 million related to fully depreciated assets during the year ended December 31, 2020, as compared to the corresponding period in 2019.

Gain on sale of properties/change in control of interests –

During 2020, the Company disposed of three operating properties and four parcels, in separate transactions, for an aggregate sales price of $31.8 million, for which certain of the transactions resulted in aggregate gains of $6.5 million. During 2019, the Company disposed of 20 operating properties and nine parcels, in separate transactions, for an aggregate sales price of $344.7 million, for which certain of the transactions resulted in aggregate gains of $79.2 million.

Other income, net –

The decrease in Other income, net of $6.9 million is primarily due to (i) a net decrease in settlement proceeds of $2.8 million related to property condemnations during the year ended December 31, 2020, as compared to the corresponding period in 2019, (ii) a gain on forgiveness of debt of $2.8 million related to property disposed through a deed in lieu transaction during 2019, (iii) a decrease of $1.6 million related to the recognition of income from the Company’s Puerto Rico properties, resulting from the receipt of casualty insurance claims in excess of the value of the assets written-off during the year ended December 31, 2020, as compared to the corresponding period in 2019, (iv) an increase in environmental remediation costs of $1.3 million for the year ended December 31, 2020, as compared to the corresponding period in 2019, and (v) a decrease in mortgage financing income of $0.8 million, partially offset by (vi) a net increase in interest, dividends and other income of $2.9 million, primarily related to dividends received on the Company’s ACI shares during the year ended December 31, 2020, as compared to the corresponding period in 2019.

Gain on marketable securities, net –

The increase in Gain on marketable securities, net of $593.9 million is primarily the result of the mark-to-market fluctuations of the Company’s ACI investment, which launched its IPO in June 2020. This offering resulted in the Company changing the classification of its ACI investment from a cost method investment to a marketable security.

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

Interest expense –

The increase in Interest expense of $9.5 million is primarily due to higher levels of borrowings during 2020, as compared to 2019.

Early extinguishment of debt charges –

During the year ended December 31, 2020, the Company fully redeemed $484.9 million of its outstanding 3.20% senior unsecured notes, which were scheduled to mature in May 2021. As a result, the Company incurred a prepayment charge of $7.5 million for the year ended December 31, 2020.

(Provision)/benefit for income taxes, net –

The change in (Provision)/benefit for income taxes, net of $4.3 million is primarily due to release of a deferred tax asset valuation allowance relating to Alternative Minimum Tax credits during 2019.

Equity in income of joint ventures, net –

The decrease in Equity in income of joint ventures, net of $24.8 million is primarily due to (i) the recognition of net gains of $16.0 million resulting from the sale of properties within various joint venture investments during 2019 and (ii) lower equity in income of $13.6 million within various joint venture investments during the year ended December 31, 2020, as compared to the corresponding period in 2019, primarily resulting from the sale of properties within various joint venture investments during 2019 and an increase in adjustments of trade account receivable and straight-line receivable balances associated with the leases accounted for on a cash basis due to the impact from the COVID-19 pandemic during 2020, partially offset by (iii) a decrease in impairment charges of $4.8 million recognized during the year ended December 31, 2020, as compared to the corresponding period in 2019.

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

Preferred dividends –

The decrease in Preferred dividends of $26.7 million is primarily due to the redemption of all the Company's outstanding Class I Preferred Stock, Class J Preferred Stock and Class K Preferred Stock during 2019 as discussed above.

Comparison of the years ended December 31, 2019 and 2018

Information pertaining to fiscal year 2018 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 25, 2020.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing, and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.0 billion which can be increased to $2.75 billion through an accordion feature. In addition, the Company holds 39.8 million shares of ACI, which are subject to certain contractual lock-up provisions.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash and cash equivalents, beginning of year	$123,947	$143,581
Net cash flow provided by operating activities	589,913	583,628
Net cash flow used for investing activities	(33,273)	(120,421)
Net cash flow used for financing activities	(387,399)	(482,841)
Net change in cash and cash equivalents	169,241	(19,634)
Cash and cash equivalents, end of year	$293,188	$123,947

Operating Activities

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A. Risk Factors. See further discussion relating to the effects of the COVID-19 pandemic in the “COVID-19 Pandemic” and “Financing Activities” sections within this Item 7.

Cash flows provided by operating activities for the year ended December 31, 2020, were $589.9 million, as compared to $583.6 million for the comparable period in 2019. The increase of $6.3 million is primarily attributable to:

●	an increase in distributions from the Company’s joint venture programs;
●	changes in accounts payable, accrued expenses, operating assets and liabilities, net due to timing of receipts and payments;
●	new leasing, expansion and re-tenanting of core portfolio properties; and
●	the acquisition of an operating property during 2020; partially offset by
●	an increase in tenants on cash basis, tenant vacates and rent relief provided as a result of the COVID-19 pandemic; and
●	the disposition of operating properties in 2020 and 2019.

Due to the current economic uncertainty resulting from the COVID-19 pandemic, the Company has worked, and continues to work, with its tenants to grant rent deferrals or rent waivers on a lease by lease basis. The deferrals are generally anticipated to be paid within six to 18 months.

Investing Activities

Cash flows used for investing activities were $33.3 million for 2020, as compared to $120.4 million for 2019.

Investing activities during 2020 consisted primarily of:

Cash inflows:

●	$227.3 million in proceeds from the partial sale of the Company’s ACI cost method investment prior to its IPO and the sale of 4.7 million shares of ACI common stock during its IPO;
●	$30.5 million in proceeds from the sale of three operating properties and four parcels;
●

$17.9 million in reimbursements of investments in and advances to real estate joint ventures and reimbursements of investments in and advances to other real estate investments, primarily related to the sale of properties within the joint venture portfolio and the Company’s Preferred Equity Program; and

●	$2.5 million in proceeds from insurance casualty claims.

Cash outflows:

●	$243.6 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●

$30.8 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project and the repayment of a mortgage within the Company’s joint venture portfolio, and investments in other real estate investments, primarily related to an investment in a new preferred equity investment and the repayment of mortgages within the Company’s Preferred Equity Program;

●	$25.0 million for investment in other financing receivable; and
●	$12.6 million for the acquisition of operating real estate.

Investing activities during 2019 consisted primarily of:

Cash inflows:

●	$324.3 million in proceeds from the sale of 20 consolidated operating properties and nine parcels;
●

$27.7 million in reimbursements of investments in and advances to real estate joint ventures and reimbursements of investments in and advances to other real estate investments, primarily related to the sale of properties within the joint venture portfolio and the Company’s Preferred Equity Program;

●	$10.4 million in collection of mortgage loans receivable;
●	$4.0 million in proceeds from insurance casualty claims; and
●	$2.0 million in proceeds from sale of marketable securities.

Cash outflows:

●	$443.7 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development; and
●

$40.5 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio, and investments in other real estate investments, primarily related to repayment of a mortgage within the Company’s Preferred Equity Program.

Acquisitions of Operating Real Estate and Other Related Net Assets

During the years ended December 31, 2020 and 2019, the Company expended $12.6 million and $2.0 million, respectively, (net of Internal Revenue Code 26 U.S.C. §1031 proceeds) towards the acquisition of operating real estate properties. The Company anticipates spending approximately $75.0 million to $100.0 million towards the acquisition of operating properties during 2021. The Company intends to fund these acquisitions with cash flow from operating activities, proceeds from property dispositions and availability under its Credit Facility.

Improvements to Operating Real Estate

During the years ended December 31, 2020 and 2019, the Company expended $221.3 million and $324.8 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Year Ended December 31,
	2020	2019
Redevelopment and renovations	$175,661	$265,954
Tenant improvements and tenant allowances	45,617	58,867
Total (1)	$221,278	$324,821

(1)

During the year ended December 31, 2020 and 2019, the Company capitalized payroll of $9.4 million and $7.9 million, respectively, and capitalized interest of $9.7 million and $6.3 million, respectively, in connection with the Company’s improvements to operating real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company has identified three categories of redevelopment: (i) large scale redevelopment, which involves demolishing and building new square footage, including square footage for mixed-use, (ii) value creation redevelopment, which includes the subdivision of large anchor spaces into multiple tenant layouts, and (iii) creation of out-parcels and pads located in the front of the shopping center properties.

The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for 2021 will be approximately $75.0 million to $150.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company’s Credit Facility.

Financing Activities

Cash flows used for financing activities were $387.4 million for 2020, as compared to $482.8 million for 2019.

Financing activities during 2020 primarily consisted of the following:

Cash inflows:

●

$900.0 million in proceeds from issuance of unsecured notes comprised of (i) $500.0 million of the Company’s unsecured 2.700% Green Bond due 2030 and (ii) $400.0 million of the Company’s unsecured 1.90% Notes due 2028; and

●	$590.0 million in proceeds from issuance of the Term Loan.

Cash outflows:

●	$590.0 million in repayments of the Term Loan;
●	$484.9 million in early redemption of the Company’s 3.20% senior unsecured notes due 2021;
●	$379.9 million of dividends paid;
●	$200.0 million in repayments under the Credit Facility, net;
●	$169.2 million in principal payment on debt (related to the repayment of debt on four encumbered properties), including normal amortization of rental property debt;
●	$23.3 million for the redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership interests by consolidated subsidiaries;
●	$18.0 million for financing origination costs, primarily related to the Credit Facility, Term Loan, Green Bond and senior unsecured notes;
●	$7.5 million in payment of early extinguishment of debt charges; and
●	$5.6 million in other financing related costs.

Financing activities during 2019 primarily consisted of the following:

Cash inflows:

●	$350.0 million in proceeds from the issuance of unsecured notes;
●	$204.0 million in proceeds from the issuance of stock, net, primarily through the Company’s at-the-market continuous offering program (the "ATM program");
●	$100.0 million in proceeds from the Company’s Credit Facility, net; and
●	$16.0 million in proceeds from construction loan financing for one development project.

Cash outflows:

●	$575.0 million for the redemption of the Company’s Class I, Class J and Class K Preferred Stock;
●	$531.6 million of dividends paid;
●	$18.8 million for principal payments on debt (related to the repayment of debt on two encumbered properties), including normal amortization on rental property debt;
●	$15.1 million for the redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership interests by consolidated subsidiaries; and
●	$7.7 million for financing origination cost, primarily related to the issuance of senior unsecured notes.

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

Debt maturities for 2021 consist of: $139.4 million of consolidated debt; $138.0 million of unconsolidated joint venture debt and $19.9 million of debt included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available.  The 2021 consolidated debt maturities are anticipated to be repaid with operating cash flows and borrowings from the Credit Facility.  The 2021 debt maturities on properties in the Company’s unconsolidated joint ventures and Preferred Equity Program are anticipated to be repaid through operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales and partner capital contributions, as deemed appropriate.

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

During February 2018, the Company filed a shelf registration statement on Form S-3, which is effective for a term of three years, for future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants. The Company, pursuant to this shelf registration statement may, or a new shelf registration statement filed to replace the existing shelf registration statement, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

During May 2020, the Company filed a registration statement on Form S-8 for its 2020 Equity Participation Plan (the “2020 Plan”), which was approved by the Company’s stockholders and is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020.  The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards.  At December 31, 2020, the Company had 9.98 million shares of common stock available for issuance under the 2020 Plan. (See Footnote 21 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Preferred Stock –

The following Preferred Stock classes were redeemed during the year ended December 31, 2019:

Class of Preferred Stock	Redemption Date	Dividend Rate	Depositary Shares Redeemed	Redemption Price per Depositary Share	Redemption Amount (in millions)	Redemption Charges (1) (in millions)
Class I	9/14/2019	6.00%	7,000,000	$25	$175.0	$5.5
Class K	9/14/2019	5.625%	7,000,000	$25	$175.0	$5.9
Class J	12/31/2019	5.50%	9,000,000	$25	$225.0	$7.1

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

ATM Program

During September 2019, the Company established an ATM program pursuant to which the Company may offer and sell from time to time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. During 2019, the Company issued 9,514,544 shares and received proceeds of $200.1 million, net of commissions and fees of $1.8 million. The Company did not offer for sale any shares of common stock under the ATM program during 2020. As of December 31, 2020, the Company had $298.1 million available under this ATM program.

Share Repurchase Program –

During February 2020, the Company extended its share repurchase program, for a term of two years, which is scheduled to expire February 29, 2022. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the year ended December 31, 2020. As of December 31, 2020, the Company had $224.9 million available under this common share repurchase program.

Senior Notes –

During the year ended December 31, 2020, the Company issued the following senior unsecured notes (dollars in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Aug-2020	Mar-2028	$400.0	1.90%
Jul-2020 (1)	Oct-2030	$500.0	2.70%

(1)

In July 2020, the Company issued unsecured Green Bond, of which the net proceeds from this offering are allocated to finance or refinance, in whole or in part, recently completed, existing or future Eligible Green Projects, in alignment with the four core components of the Green Bond Principles, 2018 as administered by the International Capital Market Association. Eligible Green Projects include projects with disbursements made in the three years preceding the issue date of the notes. The Company intends to spend the remaining net proceeds from the offering during the life of the notes.

During the year ended December 31, 2020, the Company repaid the following senior unsecured notes (dollars in millions):

Date Paid	Maturity Date	Amount Repaid	Interest Rate
Jul-2020 & Aug-2020 (1)	May-2021	$484.9	3.20%

(1)	The Company incurred a prepayment charge of $7.5 million, which is included in Early extinguishment of debt charges on the Company’s Consolidated Statements of Income.

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of December 31, 2020
Consolidated Indebtedness to Total Assets	<65%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	7.9x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.6x

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

Credit Facility –

In February 2020, the Company obtained a new $2.0 billion Credit Facility with a group of banks, which replaced the Company’s existing $2.25 billion unsecured revolving credit facility. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (0.91% as of December 31, 2020), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of December 31, 2020, the Credit Facility had no outstanding balance and $0.3 million appropriated for letters of credit and the Company was in compliance with its covenants.

Pursuant to the terms of the Credit Facility, the Company is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of December 31, 2020
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	45%
Total Priority Indebtedness to GAV	<35%	0%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.6x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.3x

For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 27, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2020.

Term Loan –

On April 1, 2020, the Company entered into the Term Loan with total outstanding borrowings of $590.0 million pursuant to a credit agreement with a group of banks. The Term Loan was scheduled to mature in April 2021, with a one-year extension option to extend the maturity date, at the Company’s discretion, to April 2022. The Term Loan accrued interest at a rate of LIBOR plus 140 basis points or, at the Company’s option, a spread of 40 basis points to the base rate defined in the Term Loan, that in each case fluctuated in accordance with changes in the Company’s senior debt ratings. The Term Loan could be increased by an additional $750.0 million through an accordion feature. Pursuant to the terms of the Term Loan, the Company was subject to covenants that were substantially the same as those in the Credit Facility. During July 2020, the Term Loan was fully repaid and the facility was terminated.

Mortgages and Construction Loan Payable –

During 2020, the Company repaid $92.0 million of mortgage debt (including fair market value adjustment of $0.4 million) that encumbered four operating properties.

In August 2018, the Company closed on a construction loan commitment of $67.0 million relating to one development property. This loan commitment was scheduled to mature in August 2020, with six additional six-month options to extend the maturity date to August 2023 and bore interest at a rate of LIBOR plus 180 basis points. This construction loan was fully repaid in January 2020.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its real estate under development projects. As of December 31, 2020, the Company had over 325 unencumbered property interests in its portfolio.

COVID-19 –

As the COVID-19 pandemic continues to evolve, an uncertainty remains in relation to the long-term economic impact it will have. As a result, the Company has focused on creating a strong liquidity position by: (i) maintaining availability under its $2.0 billion ($2.75 billion with the accordion feature) Credit Facility; (ii) issuing a $500.0 million Green Bond, (iii) issuing $400.0 million of 1.90% unsecured senior notes due 2028; (iv) paying down and terminating its Term Loan; (v) repaying $484.9 million of senior unsecured notes due 2021 which extended the Company’s weighted average debt maturity profile to 10.9 years, (vi) holding $293.2 million of cash and cash equivalents on hand at December 31, 2020; and (vii) having access to over 325 unencumbered property interests.

The Company continues to monitor the impact of COVID-19 on the Company’s business, tenants and industry as a whole. The magnitude and duration of the COVID-19 pandemic and its impact on the Company’s operations and liquidity remains uncertain as this pandemic continues to evolve globally and within the United States. The continued impact of COVID-19 could materially disrupt the Company’s business operations and materially adversely affect the Company’s liquidity. Management cannot, at this point, fully estimate ultimate losses related to the COVID-19 pandemic.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio which reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid were $379.9 million, $531.6 million and $529.8 million in 2020, 2019 and 2018 respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors will continue to monitor the impact the COVID-19 pandemic has on the Company's financial performance and economic outlook.  The Company’s objective is to establish a dividend level which maintains compliance with the Company’s REIT taxable income distribution requirements.  On February 22, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per common share payable to shareholders of record on March 10, 2021, which is scheduled to be paid on March 24, 2021.

The Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M) which are scheduled to be paid on April 15, 2021, to shareholders of record on April 1, 2021.

Other –

The Company is subject to taxes on activities in Puerto Rico, Canada, and Mexico.  In general, under local country law applicable to the structures the Company has in place and applicable treaties, the repatriation of cash to the Company from its subsidiaries and joint ventures in Puerto Rico, Canada and Mexico generally are not subject to withholding tax. The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s taxable REIT subsidiary. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its Credit Facility, unsecured senior notes and mortgages with maturities ranging from four months to 28 years. As of December 31, 2020, the Company’s total debt had a weighted average term to maturity of 10.9 years. In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio. As of December 31, 2020, the Company had 30 consolidated shopping center properties that are subject to long-term ground leases where a third-party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. The following table summarizes the Company’s debt maturities (excluding extension options, unamortized debt issuance costs of $56.4 million and fair market value of debt adjustments aggregating $3.5 million) and obligations under non-cancelable operating leases as of December 31, 2020:

	Payments due by period (in millions)
	2021	2022	2023	2024	2025	Thereafter	Total
Long-Term Debt:
Principal (1)	$144.9	$644.4	$365.1	$401.7	$500.6	$3,351.7	$5,408.4
Interest (2)	$183.0	$170.4	$146.9	$133.0	$116.0	$1,466.3	$2,215.6

Non-cancelable operating leases (3)	$11.2	$10.6	$10.6	$9.8	$9.3	$128.8	$180.3

(1)	Maturities utilized do not reflect extension options, which range from six months to one year.
(2)	For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2020.
(3)	For leases which have inflationary increases, future ground and office rent expense was calculated using the rent based upon initial lease payment.

The Company has $139.4 million of secured debt scheduled to mature in 2021. Subsequent to December 31, 2020, the Company repaid $12.3 million of this secured debt. The Company anticipates satisfying the remaining future maturities with operating cash flows and its Credit Facility, if needed.

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2020, these letters of credit aggregated $36.2 million.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2020, the Company had $16.3 million in performance and surety bonds outstanding.

The Company has accrued $1.5 million of non-current uncertain tax positions and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes, which are included in Other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2020. These amounts are not included in the table above because a reasonably reliable estimate regarding the timing of settlements with the relevant tax authorities, if any, cannot be made.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures. These joint ventures primarily operate shopping center properties. Such arrangements are generally with third-party institutional investors and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, has obtained unsecured financing for certain joint ventures. As of December 31, 2020, the Company did not guarantee any joint venture unsecured debt. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K). The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2020 (dollars in millions):

Joint Venture	Kimco Ownership Interest	Number of Properties	Mortgages and Notes Payable, Net (in millions)	Number of Encumbered Properties	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program (1)	15.0%	40	$495.8	11	2.05%	37.2
Kimco Income Opportunity Portfolio (2)	48.6%	37	536.9	22	3.87%	25.3
Canada Pension Plan Investment Board	55.0%	4	84.9	1	3.25%	30.0
Other Joint Venture Programs	Various	16	423.4	10	3.41%	86.7
Total			$1,541.0

* Average remaining term includes extensions

(1)

Includes an unsecured term loan of $200.0 million (excluding deferred financing costs of $0.2 million), which is scheduled to mature in August 2021, with a one-year extension option at the joint venture’s discretion, and bears interest at a rate equal to LIBOR plus 1.50% (1.64% at December 31, 2020).

(2)

Includes unsecured revolving credit facilities, which had an aggregate outstanding balance of $92.5 million at December 31, 2020 and are scheduled to mature in January 2024, with two, six-month extension options at the joint venture’s discretion, and January 2025.

As of December 31, 2020, these loans had scheduled maturities ranging from four months to 10.5 years and bore interest at rates ranging from 1.34% to 5.79%. Approximately $138.0 million of the aggregate outstanding loan balances matures in 2021. These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales and partner capital contributions, as deemed appropriate (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Real Estate Investments

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity Program. As of December 31, 2020, the Company’s net investment under the Preferred Equity program was $98.2 million relating to 113 properties, including 103 net leased properties, which are accounted for as direct financing leases. As of December 31, 2020, these preferred equity investment properties had non-recourse mortgage loans aggregating $141.9 million (including fair market value of debt adjustments aggregating $4.8 million). These loans have scheduled maturities ranging from one month to four years and bear interest at rates ranging from 4.19% to 9.85%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

Funds From Operations

FFO is a supplemental non-GAAP financial measure utilized to evaluate the operating performance of real estate companies. NAREIT defines FFO as net income/(loss) available to the Company’s common shareholders computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis. The Company also made an election, per the NAREIT Funds From Operations White Paper-2018 Restatement, to exclude from its calculation of FFO (i) gains and losses on the sale of assets and impairments of assets incidental to its main business and (ii) mark-to-market changes in the value of its equity securities. As such, the Company does not include gains/impairments on land parcels, gains/losses (realized or unrealized) from marketable securities, allowance for credit losses on mortgage receivables or gains/impairments on preferred equity participations in NAREIT defined FFO. As a result of this election, the Company will no longer disclose FFO available to the Company’s common shareholders as adjusted (“FFO as adjusted”) as an additional supplemental measure. The incidental adjustments noted above which were previously excluded from NAREIT FFO and used to determine FFO as adjusted are now included in NAREIT FFO, and therefore, the Company believes FFO as adjusted is no longer necessary.

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

FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performances, which does not represent cash generated from operating activities in accordance with GAAP and, therefore, should not be considered an alternative for net income or cash flows from operations as a measure of liquidity. Our method of calculating FFO available to the Company’s common shareholders may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The Company’s reconciliation of net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders is reflected in the table below (in thousands, except per share data).

	Three Months Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Net income available to the Company’s common shareholders	$194,880	$92,812	$975,417	$339,988
Gain on sale of properties/change in control of interests	(787)	(31,836)	(6,484)	(79,218)
Gain on sale of joint venture properties	(30)	(892)	(48)	(16,066)
Depreciation and amortization - real estate related	73,578	67,864	285,596	276,097
Depreciation and amortization - real estate joint ventures	9,658	10,910	40,331	40,954
Impairment charges of depreciable real estate properties	4,043	11,504	8,397	55,945
Gain on sale of cost method investment	-	-	(190,832)	-
Profit participation from other real estate investments, net	2,210	1,288	(13,665)	(7,300)
(Gain)/loss on of marketable securities, net	(150,108)	546	(594,753)	(829)
(Benefit)/provision for income taxes (1)	(74)	-	1,426	-
Noncontrolling interests (1)	(337)	(303)	(1,710)	(1,193)
FFO available to the Company’s common shareholders	$133,033	$151,893	$503,675	$608,378
Weighted average shares outstanding for FFO calculations:
Basic	430,103	422,467	429,950	420,370
Units	666	777	639	826
Dilutive effect of equity awards	1,364	1,336	1,475	1,365
Diluted (2)	432,133	424,580	432,064	422,561

FFO per common share – basic	$0.31	$0.36	$1.17	$1.45
FFO per common share – diluted (2)	$0.31	$0.36	$1.17	$1.44

(1)	Related to gains, impairment and depreciation on properties, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $92 and $199 for the three months ended December 31, 2020 and 2019, respectively, and $309 and $868 for the years ended December 31, 2020 and 2019, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Net income available to the Company’s common shareholders	$194,880	$92,812	$975,417	$339,988
Adjustments:
Management and other fee income	(3,125)	(4,321)	(13,005)	(16,550)
General and administrative	20,901	24,646	93,217	96,942
Impairment charges	3,115	7,508	6,624	48,743
Depreciation and amortization	74,295	68,439	288,955	277,879
Gain on sale of properties/change in control of interests	(787)	(31,836)	(6,484)	(79,218)
Interest and other expense, net	42,162	42,284	190,323	166,410
(Gain)/loss on marketable securities, net	(150,108)	546	(594,753)	(829)
Gain on sale of cost method investment	-	-	(190,832)	-
Provision/(benefit) for income taxes, net	496	263	978	(3,317)
Equity in income of other real estate investments, net	(1,733)	(3,318)	(28,628)	(26,076)
Net income attributable to noncontrolling interests	565	624	2,044	2,956
Preferred stock redemption charges	-	7,159	-	18,528
Preferred dividends	6,354	9,448	25,416	52,089
Non same property net operating income	(10,929)	(19,778)	(33,328)	(85,087)
Non-operational expense from joint ventures, net	16,237	20,463	68,510	59,992
Same property NOI	$192,323	$214,939	$784,454	$852,450

Same property NOI decreased by $22.6 million, or 10.5%, for the three months ended December 31, 2020, as compared to the corresponding period in 2019, which is primarily the result of a reduction of revenue associated with potentially uncollectible revenues.

Same property NOI decreased by $68.0 million, or 8.0%, for the year ended December 31, 2020, as compared to the corresponding period in 2019, which is primarily the result of a reduction of revenue associated with potentially uncollectible revenues.

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

New Accounting Pronouncements

See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of December 31, 2020, with corresponding weighted-average interest rates sorted by maturity date. The table does not include extension options where available (amounts in millions).

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$139.4	$147.1	$12.0	$8.3	$-	$4.5	$311.3	$312.9
Average Interest Rate	5.39%	4.05%	3.23%	6.73%	-	7.08%	4.73%

Unsecured Debt
Fixed Rate	$-	$498.0	$348.8	$397.8	$497.4	$3,302.2	$5,044.2	$5,487.0
Average Interest Rate	-	3.40%	3.13%	2.7%	3.3%	3.42%	3.3%

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Corporate Governance,” “Committees of the Board of Directors,” “Executive Officers” and “Other Matters” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 27, 2021 (“Proxy Statement”).

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to “Independent Registered Public Accountants” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.		Form 10-K Report Page

	Report of Independent Registered Public Accounting Firm		50

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2020 and 2019		52

	Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018		53

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018		54

	Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018		55

	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018		56

	Notes to Consolidated Financial Statements		57

2.	Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018	96
	Schedule III -	Real Estate and Accumulated Depreciation as of December 31, 2020	97
	Schedule IV -	Mortgage Loans on Real Estate as of December 31, 2020	99

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		46

Item 16. Form 10-K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
3.1(a)	Articles of Restatement of Kimco Realty Corporation, dated January 14, 2011	10-K	1-10899	02/28/11	3.1(a)
3.1(b)	Amendment to Articles of Restatement of Kimco Realty Corporation, dated May 8, 2014	10-K	1-10899	02/27/17	3.1(b)
3.1(c)	Articles Supplementary of Kimco Realty Corporation, dated November 8, 2010	10-K	1-10899	02/28/11	3.1(b)
3.1(d)	Articles Supplementary of Kimco Realty Corporation, dated March 12, 2012	8-A12B	1-10899	03/13/12	3.2
3.1(e)	Articles Supplementary of Kimco Realty Corporation, dated July 17, 2012	8-A12B	1-10899	07/18/12	3.2
3.1(f)	Articles Supplementary of Kimco Realty Corporation, dated November 30, 2012	8-A12B	1-10899	12/03/12	3.2
3.1(g)	Articles Supplementary of Kimco Realty Corporation, dated August 8, 2017	8-A12B	1-10899	08/08/17	3.3
3.1(h)	Articles Supplementary of Kimco Realty Corporation, dated December 12, 2017	8-A12B	1-10899	12/12/17	3.3
3.2	Amended and Restated Bylaws of Kimco Realty Corporation, dated February 25, 2009	10-K	1-10899	02/27/09	3.2
4.1	Agreement of Kimco Realty Corporation pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K	S-11	333-42588	09/11/91	4.1
4.2	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.3	First Supplemental Indenture, dated August 4, 1994, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	10-K	1-10899	03/28/96	4.6
4.4	Second Supplemental Indenture, dated April 7, 1995, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	8-K	1-10899	04/07/95	4(a)
4.5	Third Supplemental Indenture, dated June 2, 2006, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	06/05/06	4.1
4.6	Fourth Supplemental Indenture, dated April 26, 2007, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	04/26/07	1.3
4.7	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	09/24/09	4.1
4.8	Sixth Supplemental Indenture, dated May 23, 2013, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	05/23/13	4.1
4.9	Seventh Supplemental Indenture, dated April 24, 2014, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	04/24/14	4.1
4.10	Description of Securities	10-K	1-10899	02/25/20	4.10
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3
10.2	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.3	Form of Indemnification Agreement	10-K	1-10899	02/27/09	99.1
10.4	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.5	Restated Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/27/17	10.6
10.6	Amendment No. 1 to the Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/23/18	10.7
10.7	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.8	First Amendment to the Kimco Realty Corporation Executive Severance Plan, dated March 20, 2012	10-Q	1-10899	05/10/12	10.3

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
10.9	Amended and Restated Credit Agreement, dated as of February 27, 2020, among Kimco Realty Corporation, the subsidiaries of Kimco from time to time parties thereto, the several banks, financial institutions and other entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders thereunder	8-K	1-10899	03/02/20	10.1
10.10	Kimco Realty Corporation 2020 Equity Participation Plan	DEF 14A	1-10899	03/18/20	Annex B
10.11	Credit Agreement, dated April 1, 2020, among Kimco Realty Corporation and each of the parties named therein	10-Q	1-10899	08/07/20	10.1
10.12	Amendment No.1 to Credit Agreement, dated April 20, 2020, among Kimco Realty Corporation and each of the parties named therein.	10-Q	1-10899	08/07/20	10.2
10.13	Amendment No.2 to Credit Agreement, dated April 24, 2020, among Kimco Realty Corporation and each of the parties named therein.	10-Q	1-10899	08/07/20	10.3
10.14	Form of Kimco Realty Corporation 2020 Equity Participation Plan Performance Share Award Grant Notice and Performance Share Award Agreement.	10-Q	1-10899	08/07/20	10.4
10.15	Form of Kimco Realty Corporation 2020 Equity Participation Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.	10-Q	1-10899	08/07/20	10.5
21.1	Significant Subsidiaries of the Company	—	—	—	—	*
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	*
31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
32.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
99.1	Property Chart	—	—	—	—	*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By:	/s/ Conor C. Flynn
Conor C. Flynn
Chief Executive Officer

Dated:     February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 23, 2021
Milton Cooper

/s/ Conor C. Flynn	Chief Executive Officer and Director	February 23, 2021
Conor C. Flynn

/s/ Frank Lourenso	Director	February 23, 2021
Frank Lourenso

/s/ Richard Saltzman	Director	February 23, 2021
Richard Saltzman

/s/ Philip Coviello	Director	February 23, 2021
Philip Coviello

/s/ Colombe Nicholas	Director	February 23, 2021
Colombe Nicholas

/s/ Mary Hogan Preusse	Director	February 23, 2021
Mary Hogan Preusse

/s/ Valerie Richardson	Director	February 23, 2021
Valerie Richardson

/s/ Henry Moniz	Director	February 23, 2021
Henry Moniz

/s/ Glenn G. Cohen	Executive Vice President -	February 23, 2021
Glenn G. Cohen	Chief Financial Officer and Treasurer

/s/ Paul Westbrook	Vice President -	February 23, 2021
Paul Westbrook	Chief Accounting Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Kimco Realty Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Kimco Realty Corporation and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Analysis of Real Estate Properties for Indicators of Impairment

As described in Notes 1 and 6 to the consolidated financial statements, the net carrying value of the Company’s real estate, net was $9.3 billion. On a continuous basis, management assesses whether there are indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the value of the Company’s real estate properties may be impaired. An impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time, the property is written-down to its estimated fair value.

The principal considerations for our determination that performing procedures relating to the analysis of real estate properties for indicators of impairment of property carrying values is a critical audit matter are (i) the significant judgment by management to identify indicators of impairment related to property operating performance, changes in anticipated holding period, and general market conditions which led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of impairment indicators related to property operating performance, changes in anticipated holding period, and general market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s analysis of real estate properties for indicators of impairment. These procedures also included, among others (i) testing management’s process for identifying real estate properties for indicators of impairment, (ii) evaluating the appropriateness of management’s undiscounted cash flow analysis, (iii) testing the underlying data used in the analysis, and (iv) evaluating the reasonableness of management’s determination of impairment indicators related to property operating performance, changes in anticipated holding period, and general market conditions. Evaluating the reasonableness of management’s determination of impairment indicators included (i) evaluating property operating performance and management’s intent with respect to holding or disposing of properties, (ii) evaluating the consistency of the sales prices utilized by management with external market and industry data, and (iii) assessing management’s considerations of general market conditions.

Estimate of Collectability of Accounts Receivable, Including the Corresponding Straight-Line Rent Receivable

As described in Notes 1 and 11 to the consolidated financial statements, the Company's accounts receivable and notes receivable, net of $219.2 million as of December 31, 2020, including the corresponding straight- line rent receivable, was reduced by $81.0 million during the year associated with potentially uncollectible receivables, which included $15.2 million for straight-line rent receivables. The Company’s analysis of its accounts receivable included (i) customer credit worthiness, (ii) assessment of risk associated with the tenant, and (iii) current economic trends. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease and will only recognize lease income on a cash basis. This analysis also recognizes a general reserve, as a reduction to revenues from rental properties, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical and current collection experience and the potential for settlement of arrears.

The principal considerations for our determination that performing procedures relating to the estimate of the collectability of accounts receivable, including the corresponding straight-line rent receivable, is a critical audit matter is (i) the significant judgment by management when determining the estimate of collectability of accounts receivable, including the corresponding straight-line rent receivable, which led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s analysis of the customer credit worthiness, risk associated with the tenant, and current economic trends.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimate of collectability of accounts receivable, including the corresponding straight-line rent receivable. These procedures also included, among others (i) testing management’s process for determining the estimate of the collectability of accounts receivable, including the corresponding straight-line rent receivables, (ii) evaluating the appropriateness of the method, (iii) evaluating the reasonableness of the customer credit worthiness, risk associated with the tenant, and current economic trends used by management when evaluating the probability of the collection of the lessee’s total accounts receivable, including the corresponding straight-line rent receivable, and (iv) testing the underlying data used in the estimate. Evaluating the reasonableness of the customer credit worthiness, risk associated with the tenant, and current economic trends involved evaluating whether they were reasonable considering (i) the current and past performance of the tenant and the customer credit; and (ii) the consistency with external market and industry data.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 23, 2021

We have served as the Company’s auditor since at least 1991.We have not been able to determine the specific year we began serving as auditor of the Company.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets:
Real estate:
Land	$2,781,888	$2,788,155
Building and improvements	9,281,267	8,920,951
Real estate	12,063,155	11,709,106
Less: accumulated depreciation and amortization	(2,717,114)	(2,500,053)
Total real estate, net	9,346,041	9,209,053

Real estate under development	5,672	220,170
Investments in and advances to real estate joint ventures	590,694	578,118
Other real estate investments	117,140	194,400
Cash and cash equivalents	293,188	123,947
Marketable securities	706,954	9,353
Accounts and notes receivable, net	219,248	218,689
Deferred charges and prepaid expenses	135,967	150,330
Operating lease right-of-use assets, net	102,369	99,125
Other assets	97,225	194,682
Total assets (1)	$11,614,498	$10,997,867

Liabilities:
Notes payable, net	$5,044,208	$4,831,759
Mortgages and construction loan payable, net	311,272	484,008
Accounts payable and accrued expenses	146,457	170,082
Dividends payable	5,366	126,274
Operating lease liabilities	96,619	92,711
Other liabilities	324,538	346,183
Total liabilities (2)	5,928,460	6,051,017
Redeemable noncontrolling interests	15,784	17,943

Commitments and contingencies (Footnote 20)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 19,580 shares; Aggregate liquidation preference $489,500	20	20
Common stock, $.01 par value, authorized 750,000,000 shares; issued and outstanding 432,518,743, and 431,814,951 shares, respectively	4,325	4,318
Paid-in capital	5,766,511	5,765,233
Cumulative distributions in excess of net income	(162,812)	(904,679)

Total stockholders' equity	5,608,044	4,864,892
Noncontrolling interests	62,210	64,015
Total equity	5,670,254	4,928,907
Total liabilities and equity	$11,614,498	$10,997,867

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at December 31, 2020 and December 31, 2019 of $102,482 and $245,489, respectively. See Footnote 10 of the Notes to Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at December 31, 2020 and December 31, 2019 of $62,076 and $153,436, respectively. See Footnote 10 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Revenues from rental properties, net	$1,044,888	$1,142,334	$1,149,603
Management and other fee income	13,005	16,550	15,159
Total revenues	1,057,893	1,158,884	1,164,762

Operating expenses
Rent	(11,270)	(11,311)	(10,929)
Real estate taxes	(157,661)	(153,659)	(153,336)
Operating and maintenance	(174,038)	(171,981)	(164,294)
General and administrative	(93,217)	(96,942)	(87,797)
Provision for doubtful accounts	-	-	(6,253)
Impairment charges	(6,624)	(48,743)	(79,207)
Depreciation and amortization	(288,955)	(277,879)	(310,380)
Total operating expenses	(731,765)	(760,515)	(812,196)

Gain on sale of properties/change in control of interests	6,484	79,218	229,840

Operating income	332,612	477,587	582,406

Other income/(expense)
Other income, net	4,119	10,985	16,528
Gain/(loss) on marketable securities, net	594,753	829	(3,487)
Gain on sale of cost method investment	190,832	-	-
Interest expense	(186,904)	(177,395)	(183,339)
Early extinguishment of debt charges	(7,538)	-	(12,762)
Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other real estate investments, net	927,874	312,006	399,346

(Provision)/benefit for income taxes, net	(978)	3,317	(1,600)
Equity in income of joint ventures, net	47,353	72,162	71,617
Equity in income of other real estate investments, net	28,628	26,076	29,100

Net income	1,002,877	413,561	498,463

Net income attributable to noncontrolling interests	(2,044)	(2,956)	(668)

Net income attributable to the Company	1,000,833	410,605	497,795

Preferred stock redemption charges	-	(18,528)	-
Preferred dividends	(25,416)	(52,089)	(58,191)

Net income available to the Company's common shareholders	$975,417	$339,988	$439,604

Per common share:
Net income available to the Company's common shareholders:
-Basic	$2.26	$0.80	$1.02
-Diluted	$2.25	$0.80	$1.02

Weighted average shares:
-Basic	429,950	420,370	420,641
-Diluted	431,633	421,799	421,379

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018

Net income	$1,002,877	$413,561	$498,463
Other comprehensive income:
Change in unrealized value on interest rate swaps	-	-	344
Other comprehensive income	-	-	344

Comprehensive income	1,002,877	413,561	498,807

Comprehensive income attributable to noncontrolling interests	(2,044)	(2,956)	(668)

Comprehensive income attributable to the Company	$1,000,833	$410,605	$498,139

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)

	Cumulative Distributions in Excess of Net	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Income	Income /(Loss)	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance, January 1, 2018	$(754,375)	$(344)	41	$41	425,646	$4,256	$6,152,764	$5,402,342	$127,903	$5,530,245

Contributions/deemed contributions from noncontrolling interests	-	-	-	-	-	-	-	-	109	109
Comprehensive income:
Net income	497,795	-	-	-	-	-	-	497,795	668	498,463
Other comprehensive income:								-		-
Change in unrealized value on interest rate swaps	-	344	-	-	-	-	-	344	-	344
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(373)	(373)
Dividends declared to common and preferred shares	(531,127)	-	-	-	-	-	-	(531,127)	-	(531,127)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,663)	(2,663)
Issuance of common stock	-	-	-	-	1,101	11	(11)	-	-	-
Issuance of preferred stock	-	-	2	2	-	-	33,112	33,114	-	33,114
Repurchase of common stock	-	-	-	-	(5,100)	(51)	(75,075)	(75,126)	-	(75,126)
Surrender of restricted stock	-	-	-	-	(300)	(3)	(4,357)	(4,360)	-	(4,360)
Exercise of common stock options	-	-	-	-	42	1	591	592	-	592
Amortization of equity awards	-	-	-	-	-	-	16,548	16,548	-	16,548
Acquisition/deconsolidation of noncontrolling interests	-	-	-	-	-	-	1,203	1,203	(48,395)	(47,192)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	-	-	(7,521)	(7,521)	-	(7,521)
Balance, December 31, 2018	(787,707)	-	43	43	421,389	4,214	6,117,254	5,333,804	77,249	5,411,053

Net income	410,605	-	-	-	-	-	-	410,605	2,956	413,561
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(358)	(358)
Dividends declared to common and preferred shares	(527,577)	-	-	-	-	-	-	(527,577)	-	(527,577)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(10,638)	(10,638)
Issuance of common stock	-	-	-	-	10,399	105	200,028	200,133	-	200,133
Surrender of restricted common stock	-	-	-	-	(242)	(3)	(4,027)	(4,030)	-	(4,030)
Exercise of common stock options	-	-	-	-	269	2	3,878	3,880	-	3,880
Amortization of equity awards	-	-	-	-	-	-	19,083	19,083	-	19,083
Acquisition of noncontrolling interests	-	-	-	-	-	-	3,994	3,994	(5,194)	(1,200)
Redemption of preferred stock	-	-	(23)	(23)	-	-	(574,977)	(575,000)	-	(575,000)
Balance, December 31, 2019	(904,679)	-	20	20	431,815	4,318	5,765,233	4,864,892	64,015	4,928,907

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	149	149
Net income	1,000,833	-	-	-	-	-	-	1,000,833	2,044	1,002,877
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,022)	(1,022)
Dividends declared to common and preferred shares	(258,966)	-	-	-	-	-	-	(258,966)	-	(258,966)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,705)	(1,705)
Issuance of common stock	-	-	-	-	944	9	(9)	-	-	-
Surrender of restricted common stock	-	-	-	-	(303)	(3)	(5,392)	(5,395)	-	(5,395)
Exercise of common stock options	-	-	-	-	63	1	980	981	-	981
Amortization of equity awards	-	-	-	-	-	-	22,887	22,887	-	22,887
Acquisition of noncontrolling interests	-	-	-	-	-	-	(19,348)	(19,348)	(1,271)	(20,619)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	-	-	2,160	2,160	-	2,160
Balance, December 31, 2020	$(162,812)	$-	20	$20	432,519	$4,325	$5,766,511	$5,608,044	$62,210	$5,670,254

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities:
Net income	$1,002,877	$413,561	$498,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288,955	277,879	310,380
Impairment charges	6,624	48,743	79,207
Early extinguishment of debt charges	7,538	-	12,762
Equity award expense	23,685	20,200	18,221
Gain on sale of operating properties/change in control of interests	(6,484)	(79,218)	(229,840)
(Gain)/loss on marketable securities, net	(594,753)	(829)	3,487
Gain on sale of cost method investment	(190,832)	-	-
Equity in income of joint ventures, net	(47,353)	(72,162)	(71,617)
Equity in income from other real estate investments, net	(28,628)	(26,076)	(29,100)
Distributions from joint ventures and other real estate investments	149,022	93,877	104,626
Change in accounts and notes receivable	(559)	(34,160)	5,229
Change in accounts payable and accrued expenses	5,576	(3,611)	(9,175)
Change in other operating assets and liabilities	(25,755)	(54,576)	(54,707)
Net cash flow provided by operating activities	589,913	583,628	637,936

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(12,644)	(1,957)	(5,407)
Improvements to operating real estate	(221,278)	(324,821)	(290,874)
Acquisition of real estate under development	-	-	(4,592)
Improvements to real estate under development	(22,358)	(118,841)	(235,988)
Investment in marketable securities	-	(244)	(63)
Proceeds from sale/repayments of marketable securities	931	2,023	957
Proceeds from sale of cost method investment	227,270	-	-
Investments in and advances to real estate joint ventures	(15,882)	(27,665)	(36,139)
Reimbursements of investments in and advances to real estate joint ventures	4,499	21,759	21,127
Investment in and advances to other real estate investments	(14,918)	(12,816)	(524)
Reimbursements of investments in and advances to other real estate investments	13,435	5,960	12,878
Investment in other financing receivable	(25,000)	(48)	(125)
Collection of mortgage loans receivable	177	10,449	22,299
Investment in other investments	(500)	(2,500)	(857)
Proceeds from sale of properties	30,545	324,280	754,731
Proceeds from insurance casualty claims	2,450	4,000	16,222
Net cash flow (used for)/provided by investing activities	(33,273)	(120,421)	253,645

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(158,556)	(6,539)	(204,746)
Principal payments on rental property debt	(10,693)	(12,212)	(13,113)
Proceeds from mortgage and construction loan financings	-	16,028	50,972
Proceeds from issuance of unsecured term loan	590,000	-	-
Proceeds from issuance of unsecured notes	900,000	350,000	-
(Repayments)/proceeds from the unsecured revolving credit facility, net	(200,000)	100,000	92,254
Repayments of unsecured term loan	(590,000)	-	-
Repayments under unsecured notes	(484,905)	-	(315,095)
Financing origination costs	(18,040)	(7,707)	(1,221)
Payment of early extinguishment of debt charges	(7,538)	(1,531)	(13,308)
Contributions from noncontrolling interests	149	-	109
Redemption/distribution of noncontrolling interests	(23,345)	(15,134)	(6,660)
Dividends paid	(379,874)	(531,565)	(529,756)
Proceeds from issuance of stock, net	981	204,012	33,705
Redemption of preferred stock	-	(575,000)	-
Repurchase of common stock	-	-	(75,126)
Change in other financing liabilities	(5,578)	(3,193)	(4,528)
Net cash flow used for financing activities	(387,399)	(482,841)	(986,513)

Net change in cash and cash equivalents	169,241	(19,634)	(94,932)
Cash and cash equivalents, beginning of year	123,947	143,581	238,513
Cash and cash equivalents, end of year	$293,188	$123,947	$143,581

Interest paid during the year including payment of early extinguishment of debt charges of $7,538, $1,531 and $13,308, respectively (net of capitalized interest of $13,683, $15,690 and $17,549, respectively)	$183,558	$169,026	$199,701

Income taxes paid/(received) during the year (net of refunds received of $47, $3,452 and $1,007, respectively)	$747	$(1,106)	$514

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts relating to the number of buildings, square footage, tenant and occupancy data, joint venture debt average interest rates and terms and estimated project costs are unaudited.

The terms “Kimco”, the “Company” and “our” each refer to Kimco Realty Corporation and its subsidiaries, unless the context indicates otherwise. In statements regarding qualification as a REIT, such terms refer solely to Kimco Realty Corporation.

1.   Summary of Significant Accounting Policies:

Business and Organization

The Company operates as a Real Estate Investment Trust (“REIT”) and is engaged principally in the ownership, management, development and operation of open-air shopping centers, which are anchored primarily by grocery stores, off-price retailers, discounters or service-oriented tenants. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise. The Company evaluates performance on a property specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The Company has elected to be taxed as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is organized and operates in a manner that enables it to qualify as a REIT under the Code.

Coronavirus Disease 2019 ("COVID-19") Pandemic

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

The COVID-19 pandemic has created significant economic uncertainty and volatility and has considerably impacted the Company’s stakeholders. The COVID-19 pandemic has impacted the Company's financial condition, results of operations and cash flows since its onset. The extent to which the COVID-19 pandemic will continue to impact the Company’s financial condition, results of operations and cash flows, will depend on future developments, which continue to be highly uncertain and difficult to predict. The Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be, taken in response to the pandemic, the distribution and effectiveness of vaccines, the impact on economic activity from the pandemic and actions taken in response, the effect on the Company’s tenants and their businesses, the ability of tenants to make their rental payments, additional closures of tenants’ businesses and the impact of opening and reclosing of communities in response to COVID-19. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators. In addition, the Company will continue to monitor for any material or adverse effects resulting from the COVID-19 pandemic.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

On a continuous basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired only if management’s estimated fair value is less than the net carrying value of the property. The Company’s estimated fair value is primarily based upon (i) estimated sales prices from signed contracts or letters of intent from third-party offers, (ii) discounted cash flow models of the property over its remaining hold period or (iii) third-party appraisals. An impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time, the property is written-down to its estimated fair value. Estimated fair values which are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period, capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates. In addition, such cash flow models consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to an amount to reflect the estimated fair value of the property. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers.

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

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control, these entities. These investments are recorded initially at cost and are subsequently adjusted for cash contributions and distributions. Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, are based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

The Company’s joint ventures primarily consist of co-investments with institutional and other joint venture partners in open-air shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. The Company, on a limited selective basis, has obtained unsecured financing for certain joint ventures. These unsecured financings may be guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make. As of December 31, 2020, the Company did not guaranty any unsecured joint venture debt.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

On a continuous basis, management assesses whether there are any indicators, including the underlying investment property operating performance and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. Estimated fair values which are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period, and, where applicable, any estimated debt premiums. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

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

Mortgages and Other Financing Receivables

Mortgages and other financing receivables consist of loans acquired and loans originated by the Company, which are included within Other assets on the Company's Consolidated Balance Sheets. Borrowers of these loans are primarily experienced owners, operators or developers of commercial real estate. The Company’s loans are primarily mortgage loans that are collateralized by real estate. Mortgages and other financing receivables are recorded at stated principal amounts, net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgages and other loans purchased are amortized or accreted over the life of the related loan receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs and amortizes them as an adjustment of the loan’s yield over the term of the related loan.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. The Company adopted this standard using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

On a quarterly basis, the Company reviews credit quality indicators such as (i) payment status to identify performing versus non-performing loans, (ii) changes affecting the underlying real estate collateral and (iii) national and regional economic factors. The Company has determined that it has one portfolio segment, primarily represented by loans collateralized by real estate, whereby it determines, as needed, reserves for loan losses on an asset-specific basis. The reserve for loan losses reflects management's estimate of loan losses as of the balance sheet date and are included in Other income, net on the Company's Consolidated Statements of Income. The reserve is increased through loan loss expense and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased.

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

Marketable Securities

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance. In accordance with ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the Company recognizes changes in the fair value of equity investments with readily determinable fair values in net income.

Deferred Leasing Costs

Effective January 1, 2019, in accordance with the adoption of ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), indirect internal leasing costs previously capitalized are expensed. However, external leasing costs and direct internal leasing costs will continue to be capitalized and amortized on a straight-line basis, over the terms of the related leases, as applicable. Previously, capitalized indirect internal leasing costs were deferred and included in Other assets, on the Company’s Consolidated Balance Sheets; however, upon adoption of ASU 2016-02 they are expensed and included in General and administrative expense. Deferred leasing costs are classified as operating activities on the Company’s Consolidated Statements of Cash Flows.

Software Development Costs

Expenditures for major software purchases and software developed for internal use are capitalized and amortized on a straight-line basis generally over a period of three to ten years. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of payroll costs that can be capitalized with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.  As of December 31, 2020, and 2019, the Company had unamortized software development costs of $19.1 million and $14.5 million, respectively, which are included in Other assets on the Company’s Consolidated Balance Sheets.  The Company expensed $3.2 million, $1.7 million and $5.3 million in amortization of software development costs during the years ended December 31, 2020, 2019 and 2018, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Revenue, Trade Accounts Receivable and Gain Recognition

The Company determines the proper amount of revenue to be recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”), by performing the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of December 31, 2020, the Company had no outstanding contract assets or contract liabilities.

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

Revenues from rental properties, net

Revenues from rental properties, net are comprised of minimum base rent, percentage rent, lease termination fee income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments. The Company accounts for lease and non-lease components, as combined components under Topic 842. Non-lease components include reimbursements paid to the Company from tenants for common area maintenance costs and other operating expenses. The combined components are included in Revenues from rental properties, net on the Company’s Consolidated Statements of Income.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Management and other fee income

Property management fees, property acquisition and disposition fees, construction management fees, leasing fees and asset management fees all fall within the scope of Topic 606. These fees arise from contractual agreements with third-parties or with entities in which the Company has a noncontrolling interest. Management and other fee income related to partially owned entities are recognized to the extent attributable to the unaffiliated interest. Property and asset management fee income is recognized as a single performance obligation (managing the property) comprised of a series of distinct services (maintaining property, handling tenant inquiries, etc.). The Company believes that the overall service of property management is substantially the same each day and has the same pattern of performance over the term of the agreement. As a result, each day of service represents a performance obligation satisfied at that point in time. These fees are recognized at the end of each period for services performed during that period, primarily billed to the customer monthly with payment due upon receipt.

Leasing fee income is recognized as a single performance obligation primarily upon the rent commencement date. The Company believes the leasing services it provides are similar for each available space leased and none of the individual activities necessary to facilitate the execution of each lease are distinct. These fees are billed to the customer monthly with payment due upon receipt.

Property acquisition and disposition fees are recognized when the Company satisfies a performance obligation by acquiring a property or transferring control of a property. These fees are billed subsequent to the acquisition or sale of the property and payment is due upon receipt.

Construction management fees are recognized as a single performance obligation (managing the construction of the project) composed of a series of distinct services. The Company believes that the overall service of construction management is substantially the same each day and has the same pattern of performance over the term of the agreement. As a result, each day of service represents a performance obligation satisfied at that point in time. These fees are based on the amount spent on the construction at the end of each period for services performed during that period, primarily billed to the customer monthly with payment due upon receipt.

Trade Accounts Receivable

The Company reviews its trade accounts receivable, including its straight-line rent receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. When evaluating the probability of the collection of the lessee’s total accounts receivable, including the corresponding straight-line rent receivable balance on a lease-by-lease basis; the Company considered the effects COVID-19 has had on its tenants, including the corresponding straight-line rent receivable. The Company’s analysis of its accounts receivable included (i) customer credit worthiness, (ii) assessment of risk associated with the tenant, and (iii) current economic trends. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. Effective January 1, 2019, in accordance with the adoption of Topic 842, the Company includes provision for doubtful accounts in Revenues from rental properties, net. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease and will only recognize lease income on a cash basis. In addition to the lease-specific collectability assessment performed under Topic 842, the analysis also recognizes a general reserve, as a reduction to Revenues from rental properties, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical and current collection experience and the potential for settlement of arrears. Although the Company estimates uncollectible receivables and provides for them through charges against revenues from rental properties, actual results may differ from those estimates. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance and the lease income will then be limited to the lesser of (i) the straight-line rental income or (ii) the lease payments that have been collected from the lessee.

Since the outbreak of the COVID-19 pandemic, the Company’s shopping centers have remained open; however, a substantial number of tenants had or continue to have temporarily or permanently closed their businesses. Others had, or continue to have, shortened their operating hours or offered reduced services. The Company has also had a substantial number of tenants that have made late or partial rent payments, requested a deferral of rent payments or defaulted on rent payments. Since the COVID-19 pandemic began, the Company has seen an increase in the number of tenants filing for bankruptcy. The Company continues to evaluate the impact these bankruptcy filings have or will have on collections, vacancies and future rental income. The Company considered the effects COVID-19 has had on its tenants when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance, including the corresponding straight-line rent receivable. During the year ended December 31, 2020, the Company’s revenue was reduced by $81.0 million associated with potentially uncollectible revenues, including revenues from tenants that are being accounted for on a cash basis, which includes $15.2 million for straight-line rent receivables, primarily attributable to the COVID-19 pandemic. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation. The Company has, and continues to have, worked with tenants to grant rent deferrals or rent waivers on a lease by lease basis. The deferrals generally have a repayment period of six to 18 months.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Gains on sale of properties/change in control of interests

On January 1, 2018, the Company adopted ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“Topic 610”) for gains and losses from the sale and/or transfer of real estate property. Topic 610 provides that sales of nonfinancial assets, such as real estate, are to be recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of or obtain substantially all of the remaining benefits from the asset. This generally occurs when the transaction closes and consideration is exchanged for control of the property.

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

Lessor

The Company accounts for non-lease components and related lease components combined under Topic 842, in accordance with the defined criteria in ASU 2018-11, Leases - Targeted Improvements (“ASU 2018-11”). As a lessor, the Company’s recognition of rental revenue under Topic 842 remained mainly consistent with recognition of rental revenue under the previous guidance, Topic 840, apart from the narrower definition of initial direct costs that can be capitalized. The new standard defines initial direct costs as only the incremental costs that would not have been incurred if the lease had not been obtained. Under Topic 842 initial direct costs include commissions paid to third-parties, including brokers, leasing and referral agents and internal leasing commissions paid to employees for successful execution of lease agreements. These initial direct costs are capitalized and generally amortized over the term of the related leases using the straight-line method. Internal employee compensation, payroll-related benefits and certain external legal fees are considered indirect costs associated with the execution of lease agreements and will no longer be capitalized; these costs will be included in general and administrative expense. As a result of electing the package of practical expedients described above, existing leases and related initial direct costs have not been reassessed prior to the effective date, and therefore, adoption of the lease standard did not have an impact on the Company’s previously reported Consolidated Statements of Income for initial direct costs.

In April 2020, the FASB staff developed a question-and-answer document, Topic 842 and Topic 840: Accounting for Lease Concessions related to the Effects of the COVID-19 Pandemic, which focuses on the application of the lease guidance in Topic 842, Leases for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff has been made aware that, given the unprecedented and global nature of the COVID-19 pandemic, it may be exceedingly challenging for entities to determine whether existing contracts provide enforceable rights and obligations for lease concessions and, if so, whether those concessions are consistent with the terms of the contract or are modifications to a contract. As such, an entity can elect not to evaluate whether certain relief provided by a lessor in response to the COVID-19 pandemic is a lease modification. An entity that makes this election can then elect to apply the modification guidance to that relief or account for the concession as if it were contemplated as part of the existing contract. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. For example, this election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Company has elected to apply the modification relief as described in (i) above to the lease concessions it has entered into during the year ended December 31, 2020, related to the COVID-19 pandemic as a lessor related to rental income recognized.

Lessee

The Company’s leases where it is the lessee primarily consist of ground leases and administrative office leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. The Company utilized an incremental borrowing rate based on the information available at adoption of Topic 842 in determining the present value of lease payments since these leases do not provide an implicit rate. Variable lease payments are excluded from the lease liabilities and corresponding ROU assets, as they are recognized in the period in which the obligation for those payments is incurred. Many of the Company’s lessee agreements include options to extend the lease, which were not included in the Company’s minimum lease terms unless reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. See Note 11 to the Company’s Consolidated Financial Statements for further details.

Income Taxes

The Company elected to qualify as a REIT for federal income tax purposes commencing with its taxable year January 1, 1992 and operates in a manner that enables the Company to qualify and maintain its status as a REIT. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Code. Most states, in which the Company holds investments in real estate, conform to the federal rules recognizing REITs.

The Company maintains certain subsidiaries which made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), which permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state income taxes on its income, and the Company includes a provision for taxes in its consolidated financial statements.  As such, the Company, through its wholly owned TRSs, has been engaged in various retail real estate related opportunities including retail real estate management and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers. The Company may consider other investments through its TRSs should suitable opportunities arise. The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s TRSs. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

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

Stock Compensation

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan"), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards. Unless otherwise determined by the Board of Directors at its sole discretion, restricted stock grants generally vest (i) 100% on the fourth or fifth anniversary of the grant, (ii) ratably over three, four and five years or (iii) over ten years at 20% per year commencing after the fifth year. Performance share awards, which vest over a period of one to three years, may provide a right to receive shares of the Company’s common stock or restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors. In addition, the 2020 Plan provides for the granting of restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share-based payments to employees be recognized in the Statements of Income over the service period based on their fair values. Fair value of performance awards is determined using the Monte Carlo method, which is intended to estimate the fair value of the awards at the grant date (see Footnote 21 of the Notes to Consolidated Financial Statements for additional disclosure on the assumptions and methodology).

Reclassifications

Certain amounts in the prior periods have been reclassified in order to conform to the current period’s presentation. For comparative purposes, the Company reclassified (i) $9.4 million of marketable securities from Other assets to Marketable securities on the Company’s Consolidated Balance Sheets at December 31, 2019 and (ii) $0.8 million of gain on marketable securities, net and $3.5 million of loss on marketable securities, net from Other income, net to Gain/(loss) on marketable securities, net on the Company’s Consolidated Statements of Income for the years ended December 31, 2019 and 2018, respectively.

New Accounting Pronouncements

       The following table represents ASUs to the FASB’s ASCs that, as of December 31, 2020, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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
ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting

This ASU is intended to provide temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates.

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

In November 2019, the FASB issued ASU 2019-11, which clarifies the treatment of certain credit losses and disclosure requirements.

January 1, 2020; Early adoption permitted

The Company adopted this standard using the modified retrospective method.

While the Company’s mortgages and other financing receivables are impacted by this ASU, the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.   Real Estate:

The Company’s components of Real estate, net consist of the following (in thousands):

	December 31,
	2020	2019
Land:
Developed land	$2,758,936	$2,759,232
Undeveloped land	22,952	28,923
Total land	2,781,888	2,788,155
Buildings and improvements:
Buildings	5,911,602	5,661,306
Building improvements	1,918,641	1,840,580
Tenant improvements	820,027	771,498
Fixtures and leasehold improvements	32,123	31,563
Above-market leases	125,858	128,854
In-place leases	473,016	487,150
Total buildings and improvements	9,281,267	8,920,951
Real estate	12,063,155	11,709,106
Accumulated depreciation and amortization (1)	(2,717,114)	(2,500,053)
Total real estate, net	$9,346,041	$9,209,053

(1)	At December 31, 2020 and 2019, the Company had accumulated amortization relating to in-place leases and above-market leases aggregating $499,022 and $485,040, respectively.

In addition, at December 31, 2020 and 2019, the Company had intangible liabilities relating to below-market leases from property acquisitions of $231.3 million and $259.3 million, respectively, net of accumulated amortization of $219.6 million and $207.0 million, respectively. These amounts are included in the caption Other liabilities on the Company’s Consolidated Balance Sheets.

The Company’s amortization associated with above-market and below-market leases for the years ended December 31, 2020, 2019 and 2018 resulted in net increases to revenue of $22.5 million, $20.0 million and $14.9 million, respectively. The Company’s amortization expense associated with in-place leases, which is included in depreciation and amortization, for the years ended December 31, 2020, 2019 and 2018 was $26.3 million, $33.1 million and $47.4 million, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The estimated net amortization income/(expense) associated with the Company’s above-market and below-market leases and in-place leases for the next five years are as follows (in millions):

	2021	2022	2023	2024	2025
Above-market and below-market leases amortization, net	$12.1	$12.2	$11.3	$11.0	$11.2
In-place leases amortization	$(23.1)	$(17.8)	$(13.5)	$(10.3)	$(7.5)

3.   Property Acquisitions and Other Investments:

Acquisition/Consolidation of Operating Properties

During the year ended December 31, 2020, the Company acquired the following operating property, through a direct asset purchase (in thousands):

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

* Gross leasable area ("GLA")

During the year ended December 31, 2019, the Company acquired the following operating properties, in separate transactions, through direct asset purchases or consolidation due to change in control resulting from the purchase of additional interests of a joint venture investment (in thousands):

			Purchase Price
Property Name	Location	Month Acquired/ Consolidated	Cash*	Debt	Other Consideration **	Total	GLA
Bell Camino Out-parcel	Sun City, AZ	Jan-19	$5,678	$-	$-	$5,678	45
Gateway at Donner Pass Out-parcel	Truckee, CA	Jan-19	13,527	-	-	13,527	40
Rancho Penasquitos Out-parcel	San Diego, CA	Jan-19	12,064	-	-	12,064	40
Linwood Square (1)	Indianapolis, IN	Dec-19	1,957	5,389	4,543	11,889	165
			$33,226	$5,389	$4,543	$43,158	290

* The Company utilized an aggregate $36.1 million associated with Internal Revenue Code 26 U.S.C. §1031 sales proceeds.

** Includes the Company’s previously held equity interest investment, net of noncontrolling interest of the remaining partners.

(1)

The Company acquired a partner’s ownership interest in a property which was held in a joint venture in which the Company had a noncontrolling interest. The Company now has a 69.5% controlling interest in this property and has deemed this entity to be a VIE for which the Company is the primary beneficiary and consolidates the asset. The Company evaluated this transaction pursuant to the FASB’s Consolidation guidance and, as a result, recognized a gain on change in control of interests of $0.1 million resulting from the fair value adjustment associated with the Company’s previously held equity interest, which are included in the purchase price above in Other Consideration.

Included in the Company’s Consolidated Statements of Income are $0.4 million and $1.4 million in total revenues from the date of acquisition through December 31, 2020 and 2019, respectively, for operating properties acquired during each of the respective years.

Purchase Price Allocations

The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocations for properties acquired/consolidated during the years ended December 31, 2020 and 2019, are as follows (in thousands):

	Allocation as of December 31, 2020	Weighted- Average Useful Life (in Years)	Allocation as of December 31, 2019	Weighted- Average Useful Life (in Years)
Land	$935	n/a	$11,852	n/a
Buildings	4,610	50.0	21,075	50.0
Building improvements	221	45.0	3,703	45.0
Tenant improvements	382	19.4	2,234	16.9
In-place leases	925	19.4	4,921	18.2
Above-market leases	-	n/a	203	9.0
Below-market leases	-	n/a	(765)	12.0
Other assets	-	n/a	850	n/a
Other liabilities	-	n/a	(915)	n/a
Net assets acquired/consolidated	$7,073		$43,158

4.   Real Estate Under Development:

The Company had a real estate development project located in Dania Beach, FL for long-term investment. During June 2020, this real estate development project, aggregating $229.9 million (including internal capitalized costs of $31.2 million), was placed in service, and the Company reclassified $228.8 million to Land and Building and improvements and $1.1 million to Other assets on the Company’s Consolidated Balance Sheets. As of December 31, 2020, the Company has one land parcel located in Dania Beach, FL which is held for future development included in Real estate under development on the Company’s Consolidated Balance Sheets.

During 2019, the Company sold a land parcel at a development project located in Dania Beach, FL for a sales price of $32.5 million, which resulted in a gain of $4.3 million, which is included in Gain on sale of properties/change in control of interests on the Company’s Consolidated Statements of Income.

5.    Dispositions of Real Estate:

Real Estate

The table below summarizes the Company’s disposition activity relating to operating properties and parcels, in separate transactions (dollars in millions):

	Year Ended December 31,
	2020	2019 (1)	2018
Aggregate sales price/gross fair value	$31.8	$344.7	$1,164.3
Gain on sale of properties/change in control of interests	$6.5	$79.2	$229.8
Number of operating properties sold/deconsolidated	3	20	54
Number of parcels sold	4	9	7

(1)	Includes the parcel sale at Dania Pointe, noted above in Footnote 4 of the Notes to Consolidated Financial Statements.

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

The Company has a capital recycling program which provides for the disposition of certain properties, typically of lesser quality assets in less desirable locations. The Company adjusted the anticipated hold period for these properties and as a result the Company recognized impairment charges on certain operating properties (see Footnote 16 of the Notes to Consolidated Financial Statements for fair value disclosure).

The Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions and/or the property hold period resulted in the Company recognizing impairment charges for the years ended December 31, 2020, 2019 and 2018 as follows (in millions):

	2020	2019	2018
Properties marketed for sale (1)	$5.5	$12.5	$59.5
Properties disposed/deeded in lieu/foreclosed (2)	1.1	36.2	19.7
Total net impairment charges	$6.6	$48.7	$79.2

(1)

These impairment charges relate to adjustments to property carrying values for properties which the Company has marketed for sale as part of its capital recycling program and as such has adjusted the anticipated hold periods for such properties. During December 2018, the Company recognized an impairment charge of $41.0 million related to a development project located in Jacksonville, FL, which the Company had no longer intended to develop. The Company has sold portions of the property and is marketing the remainder of the property as is for sale.

(2)	Amounts relate to dispositions/deeds in lieu/foreclosures during the respective years shown.

In addition to the impairment charges above, the Company recognized impairment charges during 2020, 2019 and 2018 of $0.8 million, $5.6 million and $6.9 million, respectively, relating to certain properties held by various unconsolidated joint ventures in which the Company holds noncontrolling interests. These impairment charges are included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income (see Footnote 7 of the Notes to Consolidated Financial Statements).

The COVID-19 pandemic has significantly impacted the retail sector in which the Company operates, and if the effects of the pandemic are prolonged, it could have a significant adverse impact to the underlying industries of many of the Company’s tenants. Management cannot, at this point, estimate ultimate losses related to the COVID-19 pandemic. The Company will continue to monitor the economic, financial, and social conditions resulting from this pandemic and assess its asset portfolio for any impairment indicators.

7.   Investment in and Advances toReal Estate Joint Ventures:

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at December 31, 2020 and 2019 (in millions, except number of properties):

		The Company's Investment
	Ownership	December 31,
Joint Venture	Interest	2020	2019
Prudential Investment Program (1) (2)	15.0%	$175.1	$169.5
Kimco Income Opportunity Portfolio (“KIR”) (2)	48.6%	177.4	175.0
Canada Pension Plan Investment Board (“CPP”) (2)	55.0%	159.7	151.7
Other Joint Venture Programs	Various	78.5	81.9
Total*		$590.7	$578.1

* Representing 97 property interests and 21.2 million square feet of GLA, as of December 31, 2020, and 98 property interests and 21.3 million square feet of GLA, as of December 31, 2019.

(1)	Represents three separate joint ventures, with three separate accounts managed by Prudential Global Investment Management.
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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below presents the Company’s share of net income for these investments which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2020	2019	2018
Prudential Investment Program (1)	$9.0	$10.4	$15.2
KIR	30.5	50.3	38.7
CPP	5.6	5.8	5.1
Other Joint Venture Programs (2)	2.3	5.7	12.6
Total	$47.4	$72.2	$71.6

(1)	During the year ended December 31, 2019, the Prudential Investment Program recognized an impairment charge on a property of $29.9 million, of which the Company’s share was $3.7 million.
(2)

During the year ended December 31, 2018, a joint venture investment distributed cash proceeds resulting from the refinancing of an existing loan of which the Company’s share was $3.6 million. This distribution was in excess of the Company’s carrying basis in this joint venture investment and to that extent was recognized as income. In addition, during the year ended December 31, 2018, a joint venture recognized an impairment charge related to the pending foreclosure of a property, of which the Company’s share was $5.2 million.

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

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2020 and 2019 (dollars in millions):

	December 31, 2020			December 31, 2019
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$495.8	2.05%	37.2	$538.1	3.46%	46.8
KIR	536.9	3.87%	25.3	556.0	4.39%	28.4
CPP	84.9	3.25%	30.0	84.8	3.25%	42.0
Other Joint Venture Programs	423.4	3.41%	86.7	415.2	3.87%	80.9
Total	$1,541.0			$1,594.1

* Average remaining term includes extensions

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

KIR –

The Company holds a 48.6% noncontrolling limited partnership interest in KIR and has a master management agreement whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. The Company’s equity in income from KIR for the year ended December 31, 2019 exceeded 10% of the Company’s income from continuing operations before income taxes; as such, the Company is providing summarized financial information for KIR as follows (in millions):

	December 31,
	2020	2019
Assets:
Real estate, net	$787.1	$788.7
Other assets	75.3	83.6
Total Assets	$862.4	$872.3
Liabilities and Members’ Capital:
Notes payable, net	$91.5	$-
Mortgages payable, net	445.4	556.0
Other liabilities	17.4	16.3
Members’ capital	308.1	300.0
Total Liabilities and Members' Capital	$862.4	$872.3

	Year Ended December 31,
	2020	2019	2018
Revenues, net	$173.9	$193.6	$197.2
Operating expenses	(49.5)	(51.0)	(53.3)
Depreciation and amortization	(36.9)	(38.0)	(42.2)
Gain on sale of properties	-	32.2	13.5
Interest expense	(23.8)	(28.2)	(33.3)
Other expense, net	(1.6)	(1.1)	(1.5)
Net income	$62.1	$107.5	$80.4

Summarized financial information for the Company’s investment in and advances to all other real estate joint ventures is as follows (in millions):

	December 31,
	2020	2019
Assets:
Real estate, net	$2,549.2	$2,596.9
Other assets	179.0	140.3
Total Assets	$2,728.2	$2,737.2
Liabilities and Members’ Capital:
Notes payable, net	$199.8	$199.8
Mortgages payable, net	804.3	838.3
Other liabilities	53.6	59.5
Noncontrolling interests	18.3	17.7
Members’ capital	1,652.2	1,621.9
Total Liabilities and Members' Capital	$2,728.2	$2,737.2

	Year Ended December 31,
	2020	2019	2018
Revenues, net	$282.4	$317.6	$309.1
Operating expenses	(101.9)	(99.4)	(92.8)
Impairment charges	(4.4)	(39.5)	(20.7)
Depreciation and amortization	(75.0)	(76.9)	(80.3)
Gain on sale of properties	0.2	15.0	46.8
Interest expense	(31.2)	(47.1)	(46.8)
Other expense, net	(10.8)	(14.2)	(2.9)
Net income	$59.3	$55.5	$112.4

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include investments in certain real estate joint ventures totaling $3.7 million and $3.5 million at December 31, 2020 and 2019, respectively. The Company has varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. Generally, such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE. As of December 31, 2020 and 2019, the Company’s carrying value in these investments was $590.7 million and $578.1 million, respectively.

The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and assess its joint venture portfolio for any impairment indicators.

8.   Other Real Estate Investments:

Preferred Equity Capital –

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of December 31, 2020, the Company’s net investment under the Preferred Equity program was $98.2 million relating to 113 properties, including 103 net leased properties which are accounted for as direct financing leases. For the year ended December 31, 2020, the Company earned $28.4 million from its preferred equity investments, including net profit participation of $13.7 million. As of December 31, 2019, the Company’s net investment under the Preferred Equity program was $175.3 million relating to 240 properties, including 230 net leased properties which are accounted for as direct financing leases. For the year ended December 31, 2019, the Company earned $25.8 million from its preferred equity investments, including net profit participation of $7.3 million.

In December 2020, the Company entered into a preferred equity investment through a partnership, which provided a mezzanine financing loan that is encumbered by a property located in Queens, NY. As of December 31, 2020, the Company’s net investment was $10.1 million (included above) and held an ownership interest of 71.43%.

As of December 31, 2020, these preferred equity investment properties had non-recourse mortgage loans aggregating $141.9 million (excluding fair market value of debt adjustments aggregating $4.8 million). These loans have scheduled maturities ranging from one month to four years and bear interest at rates ranging from 4.19% to 9.85%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2020	2019
Assets:
Real estate, net	$95.7	$91.6
Other assets	216.5	484.6
Total Assets	$312.2	$576.2
Liabilities and Partners’/Members’ Capital:
Mortgages payable, net	$146.7	$236.1
Other liabilities	4.5	2.6
Partners’/Members’ capital	161.0	337.5
Total Liabilities and Partners’/Members' Capital	$312.2	$576.2

	Year Ended December 31,
	2020	2019	2018
Revenues	$44.6	$66.6	$77.0
Operating expenses	(11.1)	(16.0)	(15.5)
Depreciation and amortization	(2.9)	(3.2)	(4.3)
Gain on sale of properties	0.2	13.6	1.9
Interest expense	(7.0)	(11.9)	(16.9)
Other expense, net	(4.0)	(7.9)	(8.2)
Net income	$19.8	$41.2	$34.0

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

9.  Marketable Securities:

The amortized cost and unrealized gains/(losses), net of marketable securities as of December 31, 2020 and 2019, are as follows (in thousands):

	As of December 31, 2020	As of December 31, 2019
Marketable securities:
Amortized cost (1)	$114,531	$12,064
Unrealized gains/(losses), net (1)	592,423	(2,711)
Total fair value	$706,954	$9,353

(1)	See Albertsons Companies, Inc. discussion below.

During the years ended December 31, 2020 and 2019, the net unrealized gains on marketable securities were $594.8 million and $0.8 million, respectively. These net unrealized gains are included in Gain/(loss) on marketable securities, net on the Company’s Consolidated Statements of Income. See Footnote 16 to the Notes to the Company’s Consolidated Financial Statements for fair value disclosure.

Albertsons Companies, Inc. (“ACI”) –

The Company owned 9.29% of the common stock of ACI, one of the largest food and drug retailers in the United States, and accounted for this $140.2 million investment on the cost method, which was included in Other assets on the Company’s Consolidated Balance Sheets as of December 31, 2019. During June 2020, ACI issued $1.75 billion of convertible preferred stock and used the net proceeds of $1.68 billion to repurchase approximately 17.5% of ACI’s common stock owned by its current shareholders. As a result of this transaction, the Company received net proceeds of $156.1 million, recognized a gain of $131.6 million, which is included in Gain on sale of cost method investment on the Company’s Consolidated Statements of Income, and held a 7.5% ownership interest in ACI.

On June 25, 2020, ACI announced its initial public offering (“IPO”) of 50.0 million shares of its common stock had been priced at $16.00 per share. In connection with this transaction, the Company received net proceeds of $71.4 million, net of fees, from the sale of 4.7 million common shares in ACI and recognized a gain of $59.2 million, which is included in Gain on sale of cost method investment on the Company’s Consolidated Statements of Income. The shares began trading on the New York Stock Exchange under the symbol "ACI" on June 26, 2020. As of December 31, 2020, the Company holds 39.8 million common shares in ACI (subject to certain contractual lock-up provisions) which are accounted for as available-for-sale marketable securities and are included in Marketable securities on the Company’s Consolidated Balance Sheets. As of December 31, 2020, the Company’s investment in ACI was $700.4 million, including a mark-to-market gain of $596.8 million.

During October 2020, ACI declared a cash dividend of $0.10 per share of Class A common stock and Class A-1 common stock. The cash dividend was paid on November 10, 2020 to stockholders of record as of the close of business on October 26, 2020. As a result, the Company recognized $4.0 million of dividend income during the year ended December 31, 2020, which is included in Other income, net on the Company’s Consolidated Statements of Income.

10. Variable Interest Entities (“VIE”):

Included within the Company’s operating properties at December 31, 2020 and 2019, are 22 consolidated entities that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At December 31, 2020, total assets of these VIEs were $1.0 billion and total liabilities were $62.1 million. At December 31, 2019, total assets of these VIEs were $0.9 billion and total liabilities were $70.9 million.

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

Additionally, included within the Company’s real estate development projects at 2019, was one consolidated entity that was a VIE, for which the Company was the primary beneficiary. This entity was established to develop a real estate property to hold as a long-term investment. The Company’s involvement with this entity was through its majority ownership and management of the property. This entity was deemed a VIE primarily because the equity investments at risk were not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest. At December 31, 2019, total assets of this real estate development VIE were $346.9 million and total liabilities were $82.5 million. During the year ended December 31, 2020, the Company purchased the partner’s noncontrolling interest and maintains full ownership of the entity. As a result, the entity is no longer a VIE.

All liabilities of these VIEs are non-recourse to the Company (“VIE Liabilities”). The assets of the unencumbered VIEs are not restricted for use to settle only the obligations of these VIEs. The remaining VIE assets are encumbered by third-party non-recourse mortgage debt. The assets associated with these encumbered VIEs (“Restricted Assets”) are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The classification of the Restricted Assets and VIE Liabilities on the Company’s Consolidated Balance Sheets are as follows (in millions):

	December 31, 2020	December 31, 2019

Number of unencumbered VIEs	19	19
Number of encumbered VIEs	3	4
Total number of consolidated VIEs	22	23

Restricted Assets:
Real estate, net	$97.7	$228.9
Cash and cash equivalents	1.8	9.2
Accounts and notes receivable, net	1.9	3.8
Other assets	1.1	3.6
Total Restricted Assets	$102.5	$245.5

VIE Liabilities:
Mortgages and construction loan payable, net	$36.5	$104.5
Accounts payable and accrued expenses	5.2	7.1
Operating lease liabilities	5.5	5.6
Other liabilities	14.9	36.2
Total VIE Liabilities	$62.1	$153.4

11.  Leases

Lessor Leases

The Company’s primary source of revenues is derived from lease agreements, which includes rental income and expense reimbursement. The Company’s lease income is comprised of minimum base rent, expense reimbursements, percentage rent, lease termination fee income, ancillary income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The disaggregation of the Company’s lease income, which is included in Revenue from rental properties on the Company’s Consolidated Statements of Operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the years ended December 31, 2020 and 2019, is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Lease income:
Fixed lease income (1)	$804,107	$880,214
Variable lease income (2)	218,266	242,110
Above-market and below-market leases amortization, net	22,515	20,010
Total lease income (3)	$1,044,888	$1,142,334

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)

During 2020, the Company’s revenue was reduced by $81.0 million associated with potentially uncollectible revenues, including revenues from tenants that are being accounted for on a cash basis, and disputed amounts, which includes $15.2 million for straight-line rent receivables, primarily attributable to the COVID-19 pandemic.

Base rental revenues from rental properties are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis for the years ended December 31, 2020, 2019 and 2018 was ($6.9) million, $17.2 million and $13.6 million, respectively.

The Company is primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2072. The Company, in turn, leases premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from five to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels and percentage rents comprised 98% of total revenues from rental properties for each of the three years ended December 31, 2020, 2019 and 2018.

The minimum revenues expected to be received by the Company from rental properties under the terms of all non-cancelable tenant leases for future years, assuming no new or renegotiated leases are executed for such premises, are as follows (in millions):

	2021	2022	2023	2024	2025	Thereafter
Minimum revenues	$848.8	$741.0	$645.3	$549.9	$457.8	$2,403.3

Lessee Leases

The Company adopted Topic 842, on January 1, 2019, and, as a result, recorded a ROU asset of $106.0 million and a corresponding lease liability of $98.7 million (see Footnote 1 to the Company’s Consolidated Financial Statements for further discussion on the adoption of Topic 842). As the lessee, the Company currently leases real estate space under noncancelable operating lease agreements for ground leases and administrative office leases. The Company’s leases have remaining lease terms ranging from less than one to 51 years, some of which include options to extend the terms for up to an additional 75 years. The Company does not include any of its renewal options in its lease terms for calculating its lease liability as the renewal options allow the Company to maintain operational flexibility, and the Company is not reasonably certain it will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for the Company’s operating leases was 20.3 years at December 31, 2020.

The Company’s operating lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease by lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applied adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets. At December 31, 2020, the weighted-average discount rate was 6.53%. During the year ended December 31, 2020, the Company obtained $8.9 million of right-use-assets in exchange for new operating lease liabilities related to a new ground lease.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The components of the Company’s lease expense, which are included in rent expense and general and administrative expense on the Company’s Consolidated Statements of Income, were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Lease cost:
Operating lease cost	$10,371	12,630
Variable lease cost	2,852	2,038
Total lease cost	$13,223	14,668

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities (in thousands):

Year Ending December 31,
2021	$11,209
2022	10,596
2023	10,623
2024	9,801
2025	9,285
Thereafter	128,795
Total minimum lease payments	$180,309

Less imputed interest	(83,690)
Total operating lease liabilities	$96,619

12.  Other Assets:

Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2020, see Financial Statement Schedule IV included in this annual report on Form 10-K.

The following table reconciles mortgage loans and other financing receivables from January 1, 2018 to December 31, 2020 (in thousands):

	2020	2019	2018
Balance at January 1,	$7,829	$14,448	$21,838
Additions:
New mortgage and other loans	25,500	3,750	14,825
Additions under existing mortgage loans	-	48	-
Foreign currency translation	-	-	116
Amortization of loan discounts	-	33	125
Deductions:
Loan repayments	(25)	(10,136)	(21,012)
Collections of principal	(152)	(313)	(1,287)
Charge off/foreign currency translation	-	-	(155)
Allowance for credit losses	(906)	-	-
Amortization of loan costs	-	(1)	(2)
Balance at December 31,	$32,246	$7,829	$14,448

The Company reviews payment status to identify performing versus non-performing loans. As of December 31, 2020, the Company had a total of eight loans, all of which were identified as performing loans.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

13.  Notes Payable:

As of December 31, 2020 and 2019 the Company’s Notes payable, net consisted of the following (dollars in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,		Maturity Date at
	2020	2019	2020	2019	December 31, 2020
Senior unsecured notes	$5,100.0	$4,684.9	1.90% - 4.45%	2.70% - 4.45%	Nov-2022– Oct 2049
Credit facility	-	200.0	(1)	(2)	Mar-2024
Deferred financing costs, net (3)	(55.8)	(53.1)	n/a	n/a	n/a
	$5,044.2	$4,831.8	3.33%*	3.46%*

* Weighted-average interest rate

(1)	Accrues interest at a rate of LIBOR plus 0.765% (0.91% at December 31, 2020).
(2)	Accrued interest at a rate of LIBOR plus 0.875% (2.64% at December 31, 2019).
(3)	As of December 31, 2020, the Company had $5.6 million of deferred financing costs, net related to the Credit Facility that are included in Other assets on the Company’s Consolidated Balance Sheets.

During the years ended December 31, 2020 and 2019, the Company issued the following senior unsecured notes (dollars in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Aug-2020	Mar-2028	$400.0	1.90%
Jul-2020 (1)	Oct-2030	$500.0	2.70%
Aug-2019	Oct-2049	$350.0	3.70%

(1)

In July 2020, the Company issued unsecured notes (the “Green Bond”), of which the net proceeds from this offering are allocated to finance or refinance, in whole or in part, recently completed, existing or future Eligible Green Projects, in alignment with the four core components of the Green Bond Principles, 2018 as administered by the International Capital Market Association. Eligible Green Projects include projects with disbursements made in the three years preceding the issue date of the notes.

During the year ended December 31, 2020, the Company repaid the following senior unsecured notes (dollars in millions):

Date Paid	Maturity Date	Amount Repaid	Interest Rate
Jul-2020 & Aug-2020 (1)	May-2021	$484.9	3.20%

(1)	The Company incurred a prepayment charge of $7.5 million, which is included in Early extinguishment of debt charges on the Company’s Consolidated Statements of Income.

The scheduled maturities of all notes payable excluding unamortized debt issuance costs of $55.8 million, as of December 31, 2020, were as follows (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Principal payments	$-	$500.0	$350.0	$400.0	$500.0	$3,350.0	$5,100.0

The Company’s supplemental indentures governing its Senior Unsecured Notes contain covenants whereby the Company is subject to maintaining (a) certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, (b) certain debt service ratios and (c) certain asset to debt ratios. In addition, the Company is restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations. The Company was in compliance with all of the covenants as of December 31, 2020.

Interest on the Company’s fixed-rate Senior Unsecured Notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

Term Loan

On April 1, 2020, the Company entered into an unsecured term loan (the "Term Loan") with total outstanding borrowings of $590.0 million pursuant to a credit agreement with a group of banks. The Term Loan was scheduled to mature in April 2021, with a one-year extension option to extend the maturity date, at the Company’s discretion, to April 2022. The Term Loan accrued interest at a rate of LIBOR plus 140 basis points or, at the Company’s option, a spread of 40 basis points to the base rate defined in the Term Loan, that in each case fluctuated in accordance with changes in the Company’s senior debt ratings. The Term Loan could be increased by an additional $750.0 million through an accordion feature. Pursuant to the terms of the Term Loan, the Company was subject to covenants that were substantially the same as those in the Credit Facility. During July 2020, the Term Loan was fully repaid and the facility was terminated.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Credit Facility

In February 2020, the Company obtained a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which replaced the Company’s existing $2.25 billion unsecured revolving credit facility. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (0.91% as of December 31, 2020), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of December 31, 2020, the Credit Facility had no outstanding balance, $0.3 million appropriated for letters of credit and the Company was in compliance with its covenants.

14.  Mortgages and Construction Loan Payable:

Mortgages, collateralized by certain shopping center properties (see Financial Statement Schedule III included in this annual report on Form 10-K), are generally due in monthly installments of principal and/or interest.

As of December 31, 2020 and 2019, the Company’s Mortgages and construction loan payable, net consisted of the following (in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,		Maturity Date at
	2020	2019	2020	2019	December 31, 2020
Mortgages payable	$308.4	$410.6	3.23% - 7.23%	3.23% - 7.23%	Apr-2021 – Apr-2028
Construction loan payable (1)	-	67.0	n/a	3.56%	n/a
Fair value debt adjustments, net	3.5	7.9	n/a	n/a	n/a
Deferred financing costs, net	(0.6)	(1.5)	n/a	n/a	n/a
	$311.3	$484.0	4.73%*	4.97%*

* Weighted-average interest rate

(1)	Accrued interest at a rate of LIBOR plus 1.80% (3.56% as of December 31, 2019). In January 2020, the construction loan was fully repaid.

During 2020, the Company repaid $92.0 million of mortgage debt (including fair market value adjustment of $0.4 million) that encumbered four operating properties.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of $3.5 million and unamortized debt issuance costs of $0.6 million, as of December 31, 2020, were as follows (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Principal payments	$144.9	$144.4	$15.1	$1.7	$0.6	$1.7	$308.4

15.  Noncontrolling Interests and Redeemable Noncontrolling Interests:

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

Noncontrolling interests

The Company owns seven shopping center properties located throughout Puerto Rico. These properties were acquired partially through the issuance of $158.6 million of non-convertible units and $45.8 million of convertible units. Noncontrolling interests related to these acquisitions totaled $233.0 million of units, including premiums of $13.5 million and a fair market value adjustment of $15.1 million (collectively, the "Units"). Since the acquisition date the Company has redeemed a substantial portion of these units. As of December 31, 2020 and 2019, noncontrolling interests relating to the remaining units were $5.2 million. The Units related annual cash distribution rates and related conversion features consisted of the following as of December 31, 2020:

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

The Company owns a shopping center located in Bay Shore, NY, which was acquired in 2006 with the issuance of 647,758 redeemable Class B Units at a par value of $37.24 per unit. The units accrue a return equal to the Company’s common stock dividend and are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock at a ratio of 1:1. These units are callable by the Company any time after April 3, 2026, and are included in Noncontrolling interests on the Company’s Consolidated Balance Sheets. During 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed and at the Company’s option settled in cash. In addition, during 2019 and 2018, 188,951 and 25,970 units, or $8.0 million and $1.1 million book value, respectively, of the Class B Units were redeemed and at the Company’s option settled in cash for $4.0 million and $0.5 million, respectively. The redemption value of these units is calculated using the 30 day weighted average closing price of the Company’s common stock prior to redemption. As of December 31, 2020 and 2019, noncontrolling interest relating to the remaining Class B Units was $16.1 million and $16.2 million, respectively.

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

During the year ended December 31, 2020, the Company acquired its partners’ interests in two consolidated entities, in separate transactions, for an aggregate purchase price of $20.6 million. These transactions resulted in a net decrease in Noncontrolling interests of $1.3 million and a corresponding net decrease in Paid-in capital of $19.3 million on the Company’s Consolidated Balance Sheets. There are no remaining partners in one of these consolidated entities.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Redeemable noncontrolling interests

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Balance at January 1,	$17,943	$23,682
Income	1,022	358
Distributions	(1,021)	(345)
Redemption of redeemable units (1)	-	(5,752)
Adjustment to estimated redemption value (2)	(2,160)	-
Balance at December 31,	$15,784	$17,943

(1)	During 2019, the Company redeemed all 5,223,313 Class A Units for a total redemption price of $5.8 million.
(2)

During the year ended December 31, 2020, the Company recorded an adjustment of $2.2 million to the estimated redemption fair market value of this noncontrolling interest in accordance with the provisions of the joint venture agreement and ASC 480 – Accounting for Redeemable Equity Instruments. The Company assesses the fair market value of this noncontrolling interest on a recurring basis and determined that its valuation was classified within Level 3 of the fair value hierarchy. The estimated fair market value of this noncontrolling interest was based upon a discounted cash flow model, for which a capitalization rate of 5.50% and discount rate of 6.50% were utilized in the model based upon unobservable rates that the Company believes to be within a reasonable range of current market rates. No adjustment to fair value was required during the year ended December 31, 2019.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,
	2020		2019
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes payable, net (1)	$5,044,208	$5,486,953	$4,831,759	$4,983,763
Mortgages and construction loan payable, net (2)	$311,272	$312,933	$484,008	$486,042

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its Credit Facility was classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2 as of December 31, 2020 and 2019, were $5.5 billion and $4.8 billion, respectively. The estimated fair value amounts classified as Level 3 as of December 31, 2019, was $199.9 million.

(2)	The Company determined that its valuation of these mortgages and construction loan payable was classified within Level 3 of the fair value hierarchy.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The tables below present the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at December 31, 2020	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$706,954	$706,954	$-	$-

	Balance at December 31, 2019	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$9,353	$9,353	$-	$-

Assets measured at fair value on a non-recurring basis at December 31, 2020 and 2019 are as follows (in thousands):

	Balance at December 31, 2020	Level 1	Level 2	Level 3

Real estate	$24,899	$-	$-	$24,899
Other real estate investments	$5,464	$-	$-	$5,464

	Balance at December 31, 2019	Level 1	Level 2	Level 3

Real estate	$39,510	$-	$-	$39,510
Other real estate investments	$32,974	$-	$-	$32,974

During the year ended December 31, 2020, the Company recognized impairment charges related to adjustments to property carrying values of $6.6 million. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers. Based on these inputs, the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

During the year ended December 31, 2019, the Company recognized impairment charges related to adjustments to property carrying values of $48.7 million. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from (i) signed contracts or letters of intent from third-party offers or (ii) discounted cash flow models. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. For the discounted cash flow model, the capitalization rate was 10.50% and the discount rate was 11.50% which were utilized in the model based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the investment. Based on these inputs, the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

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

As of December 31, 2020 and 2019
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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Common Stock

During September 2019, the Company established an ATM program, pursuant to which the Company may offer and sell from time to time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. During the year ended December 31, 2019, the Company issued 9,514,544 shares and received proceeds of $200.1 million, net of commissions and fees of $1.8 million. The Company did not offer for sale any shares of common stock under the ATM Program during the year ended December 31, 2020. The Company had $298.1 million available under this ATM program as of December 31, 2020.

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the years ended December 31, 2020 and 2019. As of December 31, 2020, the Company had $224.9 million available under this share repurchase program.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common stock relating to the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During 2020, 2019 and 2018, the Company repurchased 294,346 shares, 223,609 shares and 278,566 shares, respectively, relating to shares of common stock surrendered to the Company to satisfy statutory minimum tax withholding obligations relating to the vesting of restricted stock awards under the Company’s equity-based compensation plans.

Convertible Units

The Company has various types of convertible units that were issued in connection with the purchase of operating properties (see Footnote 15 of the Notes to Consolidated Financial Statements). The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2020, is $10.9 million. The Company has the option to settle such redemption in cash or shares of the Company’s common stock. If the Company exercised its right to settle in common stock, the unit holders would receive 0.7 million shares of common stock.

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Year Ended December 31,
	2020	2019	2018
Common Stock	$0.54000	$1.12000	$1.12000
Class I Depositary Shares	$-	$0.99583	$1.50000
Class J Depositary Shares	$-	$1.37500	$1.37500
Class K Depositary Shares	$-	$0.93359	$1.40625
Class L Depositary Shares	$1.28125	$1.28125	$1.28125
Class M Depositary Shares	$1.31250	$1.31250	$1.31250

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

18.  Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Acquisition of real estate interests through proceeds held in escrow	$-	$36,076	$-
Proceeds deposited in escrow through sale of real estate interests	$-	$5,106	$41,949
Disposition of real estate interests through the issuance of mortgage receivable	$-	$3,750	$14,700
Disposition of real estate interests by a deed in lieu/foreclosure of debt	$-	$3,892	$7,444
Forgiveness of debt due to a deed in lieu/foreclosure	$-	$6,905	$12,415
Capital expenditures accrual	$37,411	$65,900	$60,611
Surrender of restricted common stock	$5,395	$4,030	$4,360
Declaration of dividends paid in succeeding period	$5,366	$126,274	$130,262
(Decrease)/increase in redeemable noncontrolling interests’ carrying amount	$(2,160)	$-	$7,521
Consolidation of Joint Ventures:
Increase in real estate and other assets, net	$-	$7,884	$-
Increase in mortgages payable, other liabilities and noncontrolling interests	$-	$7,747	$-
Deconsolidation of Joint Ventures:
Decrease in real estate and other assets	$-	$-	$300,299
Increase in investments in and advances to real estate joint ventures	$-	$-	$62,429
Decrease in mortgages and construction loan payable, other liabilities and noncontrolling interests	$-	$-	$248,274

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

Ripco

Ripco Real Estate Corp. (“Ripco”) business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohl’s and many others, providing real estate brokerage services and principal real estate investing. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Milton Cooper, Executive Chairman of the Board of Directors of the Company. During 2020, 2019 and 2018, the Company paid brokerage commissions of $0.5 million, $0.4 million and $0.2 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company.

20.  Commitments and Contingencies:

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2020, these letters of credit aggregated $36.2 million.

Other

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2020, there were $16.3 million in performance and surety bonds outstanding.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company as of December 31, 2020.

21.  Incentive Plans:

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan (the "2010 Plan" and together with the 2020 Plan, the "Plan") that expired in March 2020.  The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards.  At December 31, 2020, the Company had 9.98 million shares of common stock available for issuance under the 2020 Plan.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company accounts for equity awards in accordance with FASB’s Compensation – Stock Compensation guidance which requires that all share-based payments to employees, including grants of employee stock options, restricted stock and performance shares, be recognized in the Consolidated Statements of Income over the service period based on their fair values. Fair value of performance awards is determined using the Monte Carlo method, which is intended to estimate the fair value of the awards at the grant date. Fair value of restricted shares is based on the price on the date of grant.

The Company recognized expense associated with its equity awards of $23.7 million, $20.2 million and $18.2 million, for the years ended December 31, 2020, 2019 and 2018, respectively.  As of December 31, 2020, the Company had $34.4 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.9 years.

Stock Options

During 2020, 2019 and 2018, the Company did not grant any stock options. Information with respect to stock options outstanding under the 2010 Plan for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2018	3,464,946	$27.81	$-
Exercised	(42,259)	$14.00	$0.1
Forfeited	(1,781,321)	$36.53
Options outstanding, December 31, 2018	1,641,366	$18.78	$0.4
Exercised	(268,856)	$14.43	$1.1
Forfeited	(74,574)	$20.24
Options outstanding, December 31, 2019	1,297,936	$19.60	$2.0
Exercised	(63,365)	$15.48	$0.2
Forfeited	(72,250)	$16.20
Options outstanding, December 31, 2020	1,162,321	$20.03	$-
Options exercisable (fully vested) -
December 31, 2018	1,641,366	$18.78	$0.4
December 31, 2019	1,297,936	$19.60	$2.0
December 31, 2020	1,162,321	$20.03	$-

The exercise price per share for options outstanding as of December 31, 2020 ranges from $15.09 to $24.12. The Company estimates forfeitures based on historical data. As of December 31, 2020, all of the Company’s outstanding options were vested. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2020 was 1.4 years. Cash received from options exercised under the 2010 Plan was $1.0 million, $3.9 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Restricted Stock

Information with respect to restricted stock under the Plan for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Restricted stock outstanding as of January 1,	2,367,843	2,104,914	1,777,429
Granted (1)	820,150	884,170	1,100,590
Vested	(784,120)	(603,148)	(751,201)
Forfeited	(9,048)	(18,093)	(21,904)
Restricted stock outstanding as of December 31,	2,394,825	2,367,843	2,104,914

(1)	The weighted-average grant date fair value for restricted stock issued during the years ended December 31, 2020, 2019 and 2018 were $18.67, $18.03 and $14.72, respectively.

Restricted shares have the same voting rights as the Company’s common stock and are entitled to a cash dividend per share equal to the Company’s common dividend which is taxable as ordinary income to the holder. For the years ended December 31, 2020, 2019 and 2018, the dividends paid on unvested restricted shares were $2.2 million, $3.0 million and $2.8 million, respectively.

Performance Shares

Information with respect to performance share awards under the 2010 Plan for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Performance share awards outstanding as of January 1,	704,530	433,230	235,950
Granted (1)	506,720	407,080	297,450
Vested (2)	(297,450)	(135,780)	(100,170)
Performance share awards outstanding as of December 31,	913,800	704,530	433,230

(1)	The weighted-average grant date fair value for performance shares issued during the years ended December 31, 2020, 2019 and 2018 were $18.02, $22.00 and $15.40, respectively.
(2)	For the years ended December 31, 2020, 2019 and 2018, the corresponding common stock equivalent of these vested awards were 594,900, 104,551 and 0 shares, respectively.

The more significant assumptions underlying the determination of fair values for these performance awards granted during 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Stock price	$18.93	$17.81	$14.99
Dividend yield (1)	0%	0%	0%
Risk-free rate	1.42%	2.52%	2.39%
Volatility (2)	24.67%	24.55%	22.90%
Term of the award (years)	2.88	2.88	2.85

(1)	Total Shareholder Returns, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)	Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

Other

The Company maintains a 401(k)-retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation, is fully vested and funded as of December 31, 2020. The Company’s contributions to the plan were $2.3 million, $2.2 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company recognized severance costs associated with employee retirements and terminations during the years ended December 31, 2020, 2019 and 2018, of $8.7 million, $2.6 million and $3.8 million, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

22.  Income Taxes:

The Company elected to qualify as a REIT in accordance with the Code commencing with its taxable year which began January 1, 1992. To qualify as a REIT, the Company must meet several organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its stockholders. Management intends to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that dividends to its stockholders equal at least the amount of its REIT taxable income. If the Company were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and would not be permitted to elect REIT status for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through TRSs is subject to federal, state and local income taxes. The Company is also subject to local taxes on certain non-U.S. investments.

Reconciliation between GAAP Net Income and Federal Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
	(Estimated)	(Actual)	(Actual)
GAAP net income attributable to the Company	$1,000,833	$410,605	$497,795
GAAP net (income)/loss attributable to TRSs	(960)	1,119	(2,436)
GAAP net income from REIT operations (1)	999,873	411,724	495,359
Net book depreciation in excess of tax depreciation	(61,272)	55,903	46,754
Capitalized leasing/legal commissions	-	-	(15,268)
Deferred/prepaid/above-market and below-market rents, net	(16,891)	(33,287)	(23,466)
Fair market value debt amortization	(3,847)	(4,510)	(5,268)
Book/tax differences from executive compensation (2)	10,388	6,026	5,460
Book/tax differences from non-qualified stock options	(231)	(1,121)	(112)
Book/tax differences from investments in and advances to real estate joint ventures	45,782	4,837	22,263
Book/tax differences from sale of properties	(10,494)	(13,830)	(13,612)
Book/tax differences from accounts receivable	45,175	1,573	1,636
Book adjustment to property carrying values and marketable equity securities	(588,777)	37,709	59,866
Taxable currency exchange (loss)/gain, net	(29)	(33)	929
Tangible property regulation deduction	(50,597)	-	(40,361)
GAAP gain on change in control of joint venture interests	-	(137)	(6,800)
Dividends from TRSs	2	3,331	526
Severance accrual	6,425	(475)	913
Other book/tax differences, net	(1,097)	(3,946)	(1,774)
Adjusted REIT taxable income	$374,410	$463,764	$527,045

Certain amounts in the prior periods have been reclassified to conform to the current year presentation, in the table above.

(1)	All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to noncontrolling interests and TRSs.
(2)

In accordance with the Tax Cuts and Jobs Act, effective for tax years beginning on January 1, 2018, Section 162(m) of the Code places a $1.0 million limit per executive on the amount a company can deduct for executive compensation for each of their CEO, CFO and the other three most highly paid executives.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Characterization of Distributions

The following characterizes distributions paid for tax purposes for the years ended December 31, 2020, 2019 and 2018, (amounts in thousands):

	2020		2019		2018
Preferred I Dividends
Ordinary income	$-	-	$7,389	77%	$5,565	53%
Capital gain	-	-	2,207	23%	4,935	47%
	$-	-	$9,596	100%	$10,500	100%
Preferred J Dividends
Ordinary income	$-	-	$11,541	77%	$6,559	53%
Capital gain	-	-	3,447	23%	5,816	47%
	$-	-	$14,988	100%	$12,375	100%
Preferred K Dividends
Ordinary income	$-	-	$6,927	77%	$5,217	53%
Capital gain	-	-	2,069	23%	4,627	47%
	$-	-	$8,996	100%	$9,844	100%
Preferred L Dividends
Ordinary income	$4,382	38%	$8,879	77%	$6,111	53%
Capital gain	7,149	62%	2,652	23%	5,420	47%
	$11,531	100%	$11,531	100%	$11,531	100%
Preferred M Dividends
Ordinary income	$5,277	38%	$10,692	77%	$6,031	53%
Capital gain	8,609	62%	3,194	23%	5,348	47%
	$13,886	100%	$13,886	100%	$11,379	100%
Common Dividends
Ordinary income	$133,849	38%	$328,726	70%	$235,642	50%
Capital gain	214,863	61%	98,618	21%	212,077	45%
Return of capital	3,522	1%	42,265	9%	23,564	5%
	$352,234	100%	$469,609	100%	$471,283	100%
Total dividends distributed for tax purposes	$377,651		$528,606		$526,912

For the years ended December 31, 2020, 2019 and 2018 cash dividends paid for tax purposes were equivalent to, or in excess of, the dividends paid deduction.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s pre-tax book income/(loss) and (provision)/benefit for income taxes relating to the Company’s TRSs and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2020, 2019 and 2018, are summarized as follows (in thousands):

	2020	2019	2018
Income/(loss) before income taxes – U.S.	$1,051	$(1,682)	$4,331
(Provision)/benefit for income taxes, net:
Federal:
Current	(482)	3,362	(1,221)
Deferred	539	(349)	(1,198)
Federal tax benefit/(provision)	57	3,013	(2,419)

State and local:
Current	(48)	(26)	(43)
Deferred	34	(19)	(414)
State and local tax provision	(14)	(45)	(457)
Total tax benefit/(provision)– U.S.	43	2,968	(2,876)
Net income from U.S. TRSs	$1,094	$1,286	$1,455

(Loss)/income before taxes – Non-U.S.	$(64)	$(599)	$2,384

Benefit/(provision) for Non-U.S. income taxes:
Current	$479	$(69)	$1,634
Deferred	-	418	(358)
Non-U.S. tax benefit	$479	$349	$1,276

In addition, the Company’s (Provision)/benefit for income taxes, net includes $1.5 million of estimated state and local tax provision related to the REIT operations during the year ended December 31, 2020.

(Provision)/benefit for income taxes, net differs from the amounts computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

	2020	2019	2018
Federal (provision)/benefit at statutory tax rate (1) (2)	$(221)	$3,010	$(2,490)
State and local provision, net of federal benefit (3) (4)	(1,236)	(42)	(386)
Total tax (provision)/benefit – U.S.	$(1,457)	$2,968	$(2,876)

(1)	The year ended December 31, 2019 includes a tax benefit from AMT credit refunds of $3.7 million and $1.1 million related to the recording of a deferred tax valuation allowance.
(2)	The year ended December 31, 2018 includes a charge of $1.6 million related to the recording of a deferred tax valuation allowance.
(3)	The year ended December 31, 2018 includes a charge of $0.3 million related to the recording of a deferred tax valuation allowance.
(4)	The year ended December 31, 2020 includes $1.5 million of estimated state and local tax provision related to the REIT operations.

Deferred Tax Assets, Liabilities and Valuation Allowances

The Company’s deferred tax assets and liabilities at December 31, 2020 and 2019, were as follows (in thousands):

	2020	2019
Deferred tax assets:
Tax/GAAP basis differences	$29,105	$29,618
Net operating losses (1)	17,885	20,917
Tax credit carryforwards (2)	2,340	2,340
Capital loss carryforwards	-	2,270
Related party deferred losses	619	619
Charitable contribution carryforwards	23	23
Valuation allowance	(36,957)	(42,703)
Total deferred tax assets	13,015	13,084
Deferred tax liabilities	(12,765)	(12,844)
Net deferred tax assets	$250	$240

(1)	Expiration dates ranging from 2021 to 2032.
(2)	Expiration dates ranging from 2027 to 2035.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019. Operating losses and the valuation allowance are related primarily to the Company’s consolidation of its TRSs for accounting and reporting purposes.

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

The Company prepared an analysis of the tax basis built-in tax gain or built-in loss inherent in each asset acquired from KRSI in the Merger. Assets of a TRS that become REIT assets in a merger transaction of the type entered into by the Company and KRSI are subject to corporate tax on the aggregate net built-in gain (built-in gains in excess of built-in losses) during a recognition period. Accordingly, the Company is subject to corporate-level taxation on the aggregate net built-in gain from the sale of KRSI assets within 60 months from the Merger date (the recognition period) which expires August 1, 2021. The maximum taxable amount with respect to all merged assets disposed within 60 months of the Merger is limited to the aggregate net built-in gain at the Merger date. The Company compared fair value to tax basis for each property or asset to determine its built-in gain (value over basis) or built-in loss (basis over value) which could be subject to corporate level taxes if the Company disposed of the asset previously held by KRSI during the 60 months following the Merger date. In the event that sales of KRSI assets during the recognition period result in corporate level tax, the unrecognized tax benefits reported as deferred tax assets from KRSI will be utilized to reduce the corporate level tax for GAAP purposes.

Uncertain Tax Positions

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico. The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities. The Company is currently under audit by the Canadian Revenue Agency and Mexican Tax Authority. The resolution of these audits are not expected to have a material effect on the Company’s financial statements. The Company has accrued $1.5 million and $2.4 million of non-current uncertain tax positions and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes at December 31, 2020 and 2019, respectively, which are included in Other liabilities on the Company’s Consolidated Balance Sheets. The Company does not believe that the total amount of unrecognized tax benefits as of December 31, 2020, will significantly increase or decrease within the next 12 months.

During August 2016, the Mexican Tax Authority issued tax assessments against 35 entities, including certain joint ventures, of the Company that had previously held interests in operating properties in Mexico. These assessments relate to certain income tax, interest expense and withholding tax items subject to the United States-Mexico Income Tax Convention (the “Treaty”). The assessments were for the 2010 tax year with four of the 35 entities also assessed for the years 2007 and/or 2008. The assessments include amounts for taxes aggregating $33.7 million, interest aggregating $16.5 million and penalties aggregating $11.4 million. The Company’s aggregate share of these amounts is $52.6 million. The Company filed appeals in the Mexican Tax Court in September 2018 challenging these assessments, as it believes that it has operated in accordance with the Treaty provisions and has therefore concluded that no amounts are payable with respect to this matter. The U.S.  Competent Authority (Department of Treasury), responsible for administering U.S. tax treaties, indicates agreement with this position and has represented the Company regarding this matter with the Mexican Competent Authority. During April 2019, all the appeals were argued at a hearing in the Superior Chamber of the Tax Court. During the fourth quarter of 2019, the Company started receiving rulings from the Mexican Tax Court and has to date received 34 rulings on its 35 total assessments which found that $16.1 million ($12.8 million representing the Company’s share) of the total assessment was improperly assessed, but ruled in favor of the Mexican Tax Authority with respect to the balance of the assessments. Regarding the portion of the ruling in favor of the Mexican Tax Authority, the Company believes it has operated in accordance with the Treaty provisions and has therefore not changed its position on this matter. The Company has filed appeals for the 34 rulings it has received in the Mexican Appeals Court. The remaining ruling not yet received from the Mexican Tax Court is expected to be consistent with the current rulings and the Company intends to appeal when received. The appeals were assigned to 18 different Appeals Circuit Courts. To date, eight appealed assessments have been ruled on, of which one Circuit Court ruled in favor of the Company and five Circuit Courts ruled against in seven cases.  The unfavorable rulings have been appealed to the Supreme Court in Mexico. The Company intends to continue to vigorously defend its position and believes it will prevail, however this outcome cannot be assured.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

23. Earnings Per Share:

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	For the Year Ended December 31,
	2020	2019	2018
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$975,417	$339,988	$439,604
Change in estimated redemption value of redeemable noncontrolling interests	2,160	-	(7,521)
Earnings attributable to participating securities	(6,347)	(2,599)	(2,375)
Net income available to the Company’s common shareholders for basic earnings per share	971,230	337,389	429,708
Distributions on convertible units	161	30	99
Net income available to the Company’s common shareholders for diluted earnings per share	$971,391	$337,419	$429,807

Weighted average common shares outstanding – basic	429,950	420,370	420,641
Effect of dilutive securities (1):
Equity awards	1,475	1,365	628
Assumed conversion of convertible units	208	64	110
Weighted average common shares outstanding – diluted	431,633	421,799	421,379

Net income available to the Company's common shareholders:
Basic earnings per share	$2.26	$0.80	$1.02
Diluted earnings per share	$2.25	$0.80	$1.02

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 1.2 million, 0.5 million and 1.3 million stock options that were not dilutive as of December 31, 2020, 2019 and 2018, respectively.

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

24.  Supplemental Financial Information (Unaudited):

The following represents the quarterly results of operations, expressed in thousands except per share amounts, for the years ended December 31, 2020 and 2019:

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$289,744	$238,916	$259,792	$269,441
Net income/(loss) attributable to the Company	$90,100	$747,893	$(38,394)	$201,234
Net income/(loss) per common share:
Basic	$0.19	$1.71	$(0.10)	$0.46
Diluted	$0.19	$1.71	$(0.10)	$0.45

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$295,010	$284,873	$282,871	$296,130
Net income attributable to the Company	$116,169	$101,027	$83,990	$109,419
Net income per common share:
Basic	$0.24	$0.20	$0.14	$0.22
Diluted	$0.24	$0.20	$0.14	$0.22

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

25.  Captive Insurance Company:

In October 2007, the Company formed a wholly owned captive insurance company, KIC, which provides general liability insurance coverage for all losses below the deductible under the Company’s third-party liability insurance policy. The Company created KIC as part of its overall risk management program and to stabilize its insurance costs, manage exposure and recoup expenses through the functions of the captive program. The Company capitalized KIC in accordance with the applicable regulatory requirements. KIC established annual premiums based on projections derived from the past loss experience of the Company’s properties. KIC has engaged an independent third-party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to KIC may be adjusted based on this estimate. Like premiums paid to third-party insurance companies, premiums paid to KIC may be reimbursed by tenants pursuant to specific lease terms.

KIC assumes occurrence basis general liability coverage (not including casualty loss or business interruption) for the Company and its affiliates under the terms of a reinsurance agreement entered into by KIC and the reinsurance provider.

From October 1, 2007 through February 1, 2022, KIC assumes 100% of the first $250,000 per occurrence risk layer. This coverage is subject to annual aggregates ranging between $7.8 million and $13.2 million per policy year. The annual aggregate is adjustable based on the amount of audited square footage of the insureds’ locations and can be adjusted for subsequent program years. Defense costs erode the stated policy limits. KIC is required to pay the reinsurance provider for unallocated loss adjustment expenses an amount ranging between 8.0% and 12.2% of incurred losses for the policy periods ending September 30, 2008 through January 31, 2022. These amounts do not erode the Company’s per occurrence or aggregate limits.

As of December 31, 2020 and 2019, the Company maintained a letter of credit in the amount of $21.5 million issued in favor of the reinsurance provider to provide security for the Company’s obligations under its agreement with the reinsurance provider. The letter of credit maintained as of December 31, 2020, has an expiration date of February 15, 2022, with automatic renewals for one year.

Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2020 and 2019, is summarized as follows (in thousands):

	2020	2019
Balance at the beginning of the year	$15,664	$16,130
Incurred related to:
Current year	3,693	5,331
Prior years	(179)	(1,948)
Total incurred	3,514	3,383
Paid related to:
Current year	(450)	(256)
Prior years	(4,986)	(3,593)
Total paid	(5,436)	(3,849)
Balance at the end of the year	$13,742	$15,664

For the years ended December 31, 2020 and 2019, the changes in estimates in insured events in the prior years, incurred losses and loss adjustment expenses resulted in a decrease of $0.2 million and $1.9 million, respectively, which was primarily due to continued regular favorable loss development on the general liability coverage assumed.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2020, 2019 and 2018

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2020
Allowance for uncollectable accounts (1)	$-	$22,377	$-	$-	$22,377
Allowance for deferred tax asset	$42,703	$-	$(5,746)	$-	$36,957

Year Ended December 31, 2019
Allowance for deferred tax asset	$45,413	$-	$(2,710)	$-	$42,703

Year Ended December 31, 2018
Allowance for uncollectable accounts (1)	$17,066	$9,254	$-	$(5,882)	$20,438
Allowance for deferred tax asset	$54,155	$-	$(8,742)	$-	$45,413

(1)

Includes allowances on accounts receivable and straight-line rents.  Effective January 1, 2019, in accordance with the adoption of Topic 842, the Company includes provision for doubtful accounts in Revenues from rental properties, net on the Company’s Consolidated Statements of Income.  If a lessee’s accounts receivable balance is considered uncollectible, these uncollectible lessee lease receivables would be recognized as a reduction in revenues and would not be considered an allowance. With this implementation, the Allowance for Uncollectible Accounts was re-characterized to be appropriately reflected as reductions in revenues for uncollectible amounts.  In addition, the Company also recognizes a general reserve which is included for the year ended December 31, 2020. See Footnote 1 of the Notes to the Consolidated Financial Statements for additional disclosure.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2020

		INITIAL COST		COST
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	CAPITALIZED SUBSEQUENT TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES (2)	DATE OF ACQUISITION(A) CONSTRUCTION(C)
SHOPPING CENTERS
MESA RIVERVIEW	AZ	$15,000,000	$-	$141,972,408	$307,992	$156,664,416	$156,972,408	$68,633,902	$88,338,506	$-	2005(C)
METRO SQUARE	AZ	4,101,017	16,410,632	2,314,745	4,101,017	18,725,377	22,826,394	10,470,777	12,355,617	-	1998(A)
PLAZA DEL SOL	AZ	5,324,501	21,269,943	1,737,972	4,577,869	23,754,547	28,332,416	10,370,222	17,962,194	-	1998(A)
PLAZA AT MOUNTAINSIDE	AZ	2,450,341	9,802,046	2,579,807	2,450,341	12,381,853	14,832,194	7,419,681	7,412,513	-	1997(A)
VILLAGE CROSSROADS	AZ	5,662,554	24,981,223	1,462,414	5,662,554	26,443,637	32,106,191	7,107,669	24,998,522	-	2011(A)
NORTH VALLEY	AZ	6,861,564	18,200,901	14,138,211	4,795,887	34,404,789	39,200,676	6,409,375	32,791,301	-	2011(A)
CHRISTOWN SPECTRUM	AZ	33,831,348	91,004,070	15,484,366	76,638,511	63,681,273	140,319,784	16,572,377	123,747,407	-	2015(A)
BELL CAMINO CENTER	AZ	2,427,465	6,439,065	743,337	2,427,465	7,182,402	9,609,867	2,395,920	7,213,947	-	2012(A)
BELL CAMINO-SAFEWAY PARCEL	AZ	1,104,233	4,574,035	-	1,104,233	4,574,035	5,678,268	266,612	5,411,656	-	2019(A)
COLLEGE PARK SHOPPING CENTER	AZ	3,276,951	7,741,323	1,254,123	3,276,951	8,995,446	12,272,397	3,107,501	9,164,896	-	2011(A)
COSTCO PLAZA - 541	CA	4,995,639	19,982,557	635,604	4,995,639	20,618,161	25,613,800	12,120,321	13,493,479	-	1998(A)
BROOKHURST CENTER	CA	10,492,714	31,357,512	3,715,948	22,299,852	23,266,322	45,566,174	4,959,573	40,606,601	-	2016(A)
LAKEWOOD PLAZA	CA	1,294,176	3,669,266	(3,460,895)	-	1,502,547	1,502,547	808,624	693,923	-	2014(A)
MADISON PLAZA	CA	5,874,396	23,476,190	2,952,818	5,874,396	26,429,008	32,303,404	13,814,083	18,489,321	-	1998(A)
CORONA HILLS PLAZA	CA	13,360,965	53,373,453	11,403,307	13,360,965	64,776,760	78,137,725	38,081,116	40,056,609	-	1998(A)
280 METRO CENTER	CA	38,734,566	94,903,403	(592,830)	38,734,566	94,310,573	133,045,139	15,257,750	117,787,389	-	2015(A)
LABAND VILLAGE SHOPPING CENTER	CA	5,600,000	13,289,347	(779,122)	5,607,237	12,502,988	18,110,225	6,680,205	11,430,020	-	2008(A)
CUPERTINO VILLAGE	CA	19,886,099	46,534,919	27,016,568	19,886,099	73,551,487	93,437,586	23,685,282	69,752,304	-	2006(A)
NORTH COUNTY PLAZA	CA	10,205,305	28,934,219	(573,812)	20,894,811	17,670,901	38,565,712	4,321,014	34,244,698	-	2014(A)
CHICO CROSSROADS	CA	9,975,810	30,534,524	(5,299,139)	7,904,664	27,306,531	35,211,195	11,082,448	24,128,747	-	2008(A)
CREEKSIDE CENTER	CA	3,870,823	11,562,580	93,113	5,154,061	10,372,455	15,526,516	1,756,296	13,770,220	-	2016(A)
LA MIRADA THEATRE CENTER	CA	8,816,741	35,259,965	(524,191)	6,888,680	36,663,835	43,552,515	19,965,688	23,586,827	-	1998(A)
KENNETH HAHN PLAZA	CA	4,114,863	7,660,855	(1,485,684)	-	10,290,034	10,290,034	3,960,027	6,330,007	-	2010(A)
LA VERNE TOWN CENTER	CA	8,414,328	23,856,418	12,419,259	16,362,169	28,327,836	44,690,005	6,265,348	38,424,657	-	2014(A)
LINCOLN HILLS TOWN CENTER	CA	8,228,587	26,127,322	517,347	8,228,587	26,644,669	34,873,256	5,834,151	29,039,105	-	2015(A)
NOVATO FAIR S.C.	CA	9,259,778	15,599,790	1,111,086	9,259,778	16,710,876	25,970,654	7,080,576	18,890,078	-	2009(A)
SOUTH NAPA MARKET PLACE	CA	1,100,000	22,159,086	21,176,771	23,119,071	21,316,786	44,435,857	13,153,433	31,282,424	-	2006(A)
PLAZA DI NORTHRIDGE	CA	12,900,000	40,574,842	1,577,797	12,900,000	42,152,639	55,052,639	16,379,505	38,673,134	-	2005(A)
LINDA MAR SHOPPING CENTER	CA	16,548,592	37,521,194	4,485,646	16,548,592	42,006,840	58,555,432	10,108,349	48,447,083	-	2014(A)
POWAY CITY CENTRE	CA	5,854,585	13,792,470	9,147,403	7,247,814	21,546,644	28,794,458	10,081,446	18,713,012	-	2005(A)
REDWOOD CITY PLAZA	CA	2,552,000	6,215,168	5,960,677	2,552,000	12,175,845	14,727,845	2,603,714	12,124,131	-	2009(A)
STANFORD RANCH	CA	10,583,764	30,007,231	2,838,540	9,982,626	33,446,909	43,429,535	6,092,715	37,336,820	-	2014(A)
CROCKER RANCH	CA	7,526,146	24,877,611	109,359	7,526,146	24,986,970	32,513,116	4,657,462	27,855,654	-	2015(A)
HOME DEPOT PLAZA	CA	4,592,364	18,345,257	-	4,592,364	18,345,257	22,937,621	10,785,790	12,151,831	-	1998(A)
SANTEE TROLLEY SQUARE	CA	40,208,683	62,963,757	162,067	40,208,683	63,125,824	103,334,507	19,336,901	83,997,606	-	2015(A)
SAN DIEGO CARMEL MOUNTAIN	CA	5,322,600	8,873,991	249,367	5,322,600	9,123,358	14,445,958	2,878,796	11,567,162	-	2009(A)
FULTON MARKET PLACE	CA	2,966,018	6,920,710	16,341,782	6,279,753	19,948,757	26,228,510	5,045,869	21,182,641	-	2005(A)
BLACK MOUNTAIN VILLAGE	CA	4,678,015	11,913,344	1,025,682	4,678,015	12,939,026	17,617,041	5,368,087	12,248,954	-	2007(A)
RANCHO PENASQUITOS TOWNE CTR I	CA	14,851,595	20,342,165	749,219	14,851,595	21,091,384	35,942,979	4,071,392	31,871,587	12,300,999	2015(A)
RANCHO PENASQUITOS-VONS PROP.	CA	2,917,963	9,145,905	-	2,917,963	9,145,905	12,063,868	496,491	11,567,377	-	2019(A)
RANCHO PENASQUITOS TWN CTR II	CA	12,944,972	20,323,961	879,910	12,944,972	21,203,871	34,148,843	4,061,510	30,087,333	9,439,412	2015(A)
CITY HEIGHTS	CA	10,687,472	28,324,896	(660,448)	13,908,563	24,443,357	38,351,920	5,194,029	33,157,891	-	2012(A)
TRUCKEE CROSSROADS	CA	2,140,000	28,324,896	(18,568,797)	2,140,000	9,756,099	11,896,099	6,079,361	5,816,738	1,174,985	2006(A)
GATEWAY AT DONNER PASS	CA	4,515,688	8,318,667	14,159,803	8,759,279	18,234,879	26,994,158	2,455,571	24,538,587	-	2015(A)
WESTLAKE SHOPPING CENTER	CA	16,174,307	64,818,562	108,227,850	16,174,307	173,046,412	189,220,719	64,977,407	124,243,312	-	2002(A)
LAKEWOOD VILLAGE	CA	8,597,100	24,374,615	(737,945)	11,683,364	20,550,406	32,233,770	5,342,946	26,890,824	-	2014(A)
WHITTWOOD TOWN CENTER	CA	57,135,695	105,814,560	2,701,687	57,138,906	108,513,036	165,651,942	17,050,427	148,601,515	-	2017(A)
VILLAGE ON THE PARK	CO	2,194,463	8,885,987	19,579,292	3,018,391	27,641,351	30,659,742	6,989,480	23,670,262	-	1998(A)
QUINCY PLACE S.C.	CO	1,148,317	4,608,249	2,477,122	1,148,317	7,085,371	8,233,688	4,047,202	4,186,486	-	1998(A)
EAST BANK S.C.	CO	1,500,568	6,180,103	4,172,042	1,500,568	10,352,145	11,852,713	4,249,543	7,603,170	-	1998(A)
NORTHRIDGE SHOPPING CENTER	CO	4,932,690	16,496,175	2,580,342	8,934,385	15,074,822	24,009,207	3,409,543	20,599,664	-	2013(A)
DENVER WEST 38TH STREET	CO	161,167	646,983	537,408	161,167	1,184,391	1,345,558	439,311	906,247	-	1998(A)
ENGLEWOOD PLAZA	CO	805,837	3,232,650	847,870	805,837	4,080,520	4,886,357	2,301,980	2,584,377	-	1998(A)
GREELEY COMMONS	CO	3,313,095	20,069,559	988,236	3,313,095	21,057,795	24,370,890	5,653,339	18,717,551	-	2012(A)
HIGHLANDS RANCH VILLAGE S.C.	CO	8,135,427	21,579,936	979,317	5,337,081	25,357,599	30,694,680	5,667,515	25,027,165	-	2011(A)
VILLAGE CENTER WEST	CO	2,010,519	8,361,084	732,679	2,010,519	9,093,763	11,104,282	2,042,056	9,062,226	-	2011(A)
HIGHLANDS RANCH II	CO	3,514,837	11,755,916	1,092,200	3,514,837	12,848,116	16,362,953	3,628,295	12,734,658	-	2013(A)
VILLAGE CENTER - HIGHLAND RANCH	CO	1,140,000	2,660,000	283,724	1,140,000	2,943,724	4,083,724	503,051	3,580,673	-	2014(A)
HERITAGE WEST S.C.	CO	1,526,576	6,124,074	2,561,187	1,526,576	8,685,261	10,211,837	4,442,899	5,768,938	-	1998(A)
MARKET AT SOUTHPARK	CO	9,782,769	20,779,522	4,039,213	9,782,769	24,818,735	34,601,504	5,964,950	28,636,554	-	2011(A)
NEWTOWN S.C.	CT	-	15,635,442	422,382	-	16,057,824	16,057,824	2,863,894	13,193,930	7,092,420	2014(A)
WEST FARM SHOPPING CENTER	CT	5,805,969	23,348,024	18,635,677	7,585,116	40,204,554	47,789,670	18,936,585	28,853,085	-	1998(A)
HAMDEN MART	CT	13,668,167	40,890,166	6,186,421	14,225,573	46,519,181	60,744,754	9,347,255	51,397,499	18,702,173	2016(A)
HOME DEPOT PLAZA	CT	7,704,968	30,797,640	3,735,630	7,704,968	34,533,270	42,238,238	18,353,747	23,884,491	-	1998(A)
WILTON RIVER PARK SHOPPING CTR	CT	7,154,585	27,509,279	463,679	7,154,584	27,972,959	35,127,543	6,339,046	28,788,497	-	2012(A)
BRIGHT HORIZONS	CT	1,211,748	4,610,610	82,937	1,211,748	4,693,547	5,905,295	1,319,102	4,586,193	-	2012(A)
WILTON CAMPUS	CT	10,168,872	31,893,016	2,519,298	10,168,872	34,412,314	44,581,186	9,509,306	35,071,880	-	2013(A)
CAMDEN SQUARE	DE	122,741	66,738	4,706,775	3,024,375	1,871,879	4,896,254	258,544	4,637,710	-	2003(A)
PROMENADE AT CHRISTIANA	DE	14,371,686	-	5,572,067	8,340,000	11,603,753	19,943,753	368,010	19,575,743	-	2014(C)
BRANDYWINE COMMONS	DE	-	36,057,487	(936,597)	-	35,120,890	35,120,890	7,205,034	27,915,856	-	2014(A)
CAMINO SQUARE	FL	573,875	2,295,501	4,082,742	733,875	6,218,243	6,952,118	3,872,616	3,079,502	-	1992(A)
CORAL SQUARE PROMENADE	FL	710,000	2,842,907	4,136,076	710,000	6,978,983	7,688,983	4,459,575	3,229,408	-	1994(A)
MAPLEWOOD PLAZA	FL	1,649,000	6,626,301	1,705,947	1,649,000	8,332,248	9,981,248	4,674,375	5,306,873	-	1997(A)
CURLEW CROSSING SHOPPING CTR	FL	5,315,955	12,529,467	2,813,703	5,315,955	15,343,170	20,659,125	7,039,766	13,619,359	-	2005(A)
SHOPS AT SANTA BARBARA PHASE 1	FL	743,463	5,373,994	228,008	743,463	5,602,002	6,345,465	1,069,668	5,275,797	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 2	FL	331,692	2,488,832	1,192	331,692	2,490,024	2,821,716	532,753	2,288,963	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 3	FL	329,726	2,358,700	42,155	329,726	2,400,855	2,730,581	454,553	2,276,028	-	2015(A)
CORAL POINTE S.C.	FL	2,411,608	20,507,735	569,441	2,411,608	21,077,176	23,488,784	4,003,288	19,485,496	-	2015(A)
DANIA POINTE	FL	105,113,024	-	31,723,302	26,093,655	110,742,671	136,836,326	4,664,445	132,171,881	-	2016(C)
DANIA POINTE - PHASE II (3)	FL	-	-	247,984,913	26,550,097	221,434,816	247,984,913	1,892,669	246,092,244	-	2016(C)
FT. LAUDERDALE/CYPRESS CREEK	FL	14,258,760	28,042,390	3,939,979	14,258,760	31,982,369	46,241,129	11,727,431	34,513,698	-	2009(A)
HOMESTEAD-WACHTEL LAND LEASE	FL	150,000	-	-	150,000	-	150,000	-	150,000	-	2013(A)
OAKWOOD PLAZA NORTH	FL	35,300,961	141,731,019	(1,370,766)	35,300,961	140,360,253	175,661,214	20,355,563	155,305,651	-	2016(A)
OAKWOOD PLAZA SOUTH	FL	11,126,609	40,592,103	(246,505)	11,126,609	40,345,598	51,472,207	6,611,972	44,860,235	-	2016(A)
OAKWOOD BUSINESS CTR-BLDG 1	FL	6,792,500	18,662,565	3,551,354	6,792,500	22,213,919	29,006,419	7,714,837	21,291,582	-	2009(A)
KIMCO AVENUES WALK, LLC	FL	26,984,546	-	(26,984,546)	-	-	-	-	-	-	2005(C)
AVENUES WALK	FL	8,169,933	20,173,468	(23,528,330)	1,724,923	3,090,148	4,815,071	840,654	3,974,417	-	2005(A)
RIVERPLACE SHOPPING CTR.	FL	7,503,282	31,011,027	1,814,464	7,200,050	33,128,723	40,328,773	11,232,617	29,096,156	-	2010(A)
MERCHANTS WALK	FL	2,580,816	10,366,090	7,368,336	2,580,816	17,734,426	20,315,242	10,728,462	9,586,780	-	2001(A)
CENTER AT MISSOURI AVENUE	FL	293,686	792,119	7,118,160	293,686	7,910,279	8,203,965	2,300,235	5,903,730	-	1968(C)
TRI-CITY PLAZA	FL	2,832,296	11,329,185	22,339,491	2,832,296	33,668,676	36,500,972	6,588,438	29,912,534	-	1992(A)
FT LAUDERDALE #1, FL	FL	1,002,733	2,602,415	16,317,140	1,774,443	18,147,845	19,922,288	11,145,558	8,776,730	-	1974(C)
NASA PLAZA	FL	-	1,754,000	4,213,164	-	5,967,164	5,967,164	4,209,825	1,757,339	-	1968(C)
GROVE GATE S.C.	FL	365,893	1,049,172	792,700	365,893	1,841,872	2,207,765	1,635,124	572,641	-	1968(C)
CHEVRON OUTPARCEL	FL	530,570	1,253,410	-	530,570	1,253,410	1,783,980	421,710	1,362,270	-	2010(A)
IVES DAIRY CROSSING	FL	732,914	4,080,460	11,492,230	720,852	15,584,752	16,305,604	10,440,914	5,864,690	-	1985(A)
MILLER ROAD S.C.	FL	1,138,082	4,552,327	4,674,664	1,138,082	9,226,991	10,365,073	6,228,031	4,137,042	-	1986(A)
KENDALE LAKES PLAZA	FL	18,491,461	28,496,001	(879,918)	15,362,227	30,745,317	46,107,544	9,463,083	36,644,461	-	2009(A)
MILLER WEST PLAZA	FL	6,725,660	10,661,419	306,630	6,725,660	10,968,049	17,693,709	2,134,901	15,558,808	-	2015(A)
CORSICA SQUARE S.C.	FL	7,225,100	10,757,386	230,745	7,225,100	10,988,131	18,213,231	2,240,758	15,972,473	-	2015(A)
FLAGLER PARK	FL	26,162,980	80,737,041	5,928,731	26,725,480	86,103,272	112,828,752	28,361,884	84,466,868	-	2007(A)
PARK HILL PLAZA	FL	10,763,612	19,264,248	582,539	10,763,612	19,846,787	30,610,399	5,515,131	25,095,268	-	2011(A)
WINN DIXIE-MIAMI	FL	2,989,640	9,410,360	(39,311)	3,544,297	8,816,392	12,360,689	1,555,631	10,805,058	-	2013(A)
MARATHON SHOPPING CENTER	FL	2,412,929	8,069,450	1,718,812	1,514,731	10,686,460	12,201,191	2,354,222	9,846,969	-	2013(A)
SODO S.C.	FL	-	68,139,271	5,164,765	142,195	73,161,841	73,304,036	22,173,175	51,130,861	-	2008(A)
RENAISSANCE CENTER	FL	9,104,379	36,540,873	14,592,305	9,122,758	51,114,799	60,237,557	22,646,257	37,591,300	-	1998(A)
MILLENIA PLAZA PHASE II	FL	7,711,000	20,702,992	4,039,168	7,698,200	24,754,960	32,453,160	9,874,781	22,578,379	-	2009(A)
RIVERSIDE LANDINGS S.C.	FL	3,512,202	14,439,668	213,561	3,512,202	14,653,229	18,165,431	2,763,566	15,401,865	-	2015(A)
GRAND OAKS VILLAGE	FL	7,409,319	19,653,869	(297,561)	5,846,339	20,919,288	26,765,627	5,083,559	21,682,068	-	2011(A)
PLANTATION CROSSING	FL	2,782,030	8,077,260	2,640,749	2,782,030	10,718,009	13,500,039	1,373,969	12,126,070	-	2017(A)
POMPANO POINTE S.C.	FL	10,516,500	14,355,836	621,788	10,516,500	14,977,624	25,494,124	1,977,772	23,516,352	-	2012(A)
UNIVERSITY TOWN CENTER	FL	5,515,265	13,041,400	586,635	5,515,265	13,628,035	19,143,300	4,111,906	15,031,394	-	2011(A)
OAK TREE PLAZA	FL	-	917,360	2,363,288	-	3,280,648	3,280,648	2,595,366	685,282	-	1968(C)
TUTTLEBEE PLAZA	FL	254,961	828,465	2,411,902	254,961	3,240,367	3,495,328	2,144,975	1,350,353	-	2008(A)
SOUTH MIAMI S.C.	FL	1,280,440	5,133,825	4,104,074	1,280,440	9,237,899	10,518,339	5,287,907	5,230,432	-	1995(A)
CARROLLWOOD COMMONS	FL	5,220,445	16,884,228	3,667,030	5,220,445	20,551,258	25,771,703	11,262,828	14,508,875	-	1997(A)
VILLAGE COMMONS SHOPPING CENTER	FL	2,192,331	8,774,158	5,296,264	2,192,331	14,070,422	16,262,753	7,186,002	9,076,751	-	1998(A)
MISSION BELL SHOPPING CENTER	FL	5,056,426	11,843,119	8,691,083	5,067,033	20,523,595	25,590,628	8,085,673	17,504,955	-	2004(A)
VILLAGE COMMONS S.C.	FL	2,026,423	5,106,476	2,055,527	2,026,423	7,162,003	9,188,426	1,937,635	7,250,791	-	2013(A)
BELMART PLAZA	FL	1,656,097	3,394,420	5,706,042	1,656,097	9,100,462	10,756,559	1,459,253	9,297,306	-	2014(A)
MARKET AT HAYNES BRIDGE	GA	4,880,659	21,549,424	1,704,882	4,889,863	23,245,102	28,134,965	8,683,617	19,451,348	-	2008(A)
EMBRY VILLAGE	GA	18,147,054	33,009,514	4,019,275	18,160,525	37,015,318	55,175,843	23,875,485	31,300,358	-	2008(A)
PERIMETER EXPO PROPERTY	GA	14,770,275	44,295,457	2,599,355	16,142,152	45,522,935	61,665,087	7,403,344	54,261,743	-	2016(A)
RIVERWALK MARKETPLACE	GA	3,512,202	18,862,571	148,516	3,512,202	19,011,087	22,523,289	2,917,737	19,605,552	-	2015(A)
LAWRENCEVILLE MARKET	GA	8,878,266	29,691,191	622,527	9,060,436	30,131,548	39,191,984	7,787,394	31,404,590	-	2013(A)
BRAELINN VILLAGE	GA	7,314,719	20,738,792	(640,739)	3,731,347	23,681,425	27,412,772	4,671,502	22,741,270	-	2014(A)
SAVANNAH CENTER	GA	2,052,270	8,232,978	5,113,919	2,052,270	13,346,897	15,399,167	8,141,518	7,257,649	-	1993(A)
CHATHAM PLAZA	GA	13,390,238	35,115,882	1,800,894	13,403,262	36,903,752	50,307,014	14,226,534	36,080,480	-	2008(A)
CLIVE PLAZA	IA	500,525	2,002,101	-	500,525	2,002,101	2,502,626	1,279,120	1,223,506	-	1996(A)
PLAZA DEL PRADO	IL	10,203,960	28,409,786	1,939,277	10,203,960	30,349,063	40,553,023	5,309,044	35,243,979	-	2017(A)
SKOKIE POINTE	IL	-	2,276,360	9,726,150	2,628,440	9,374,070	12,002,510	4,664,817	7,337,693	-	1997(A)
HAWTHORN HILLS SQUARE	IL	6,783,928	33,033,624	3,162,458	6,783,928	36,196,082	42,980,010	10,739,688	32,240,322	-	2012(A)
LINWOOD SQUARE	IN	3,411,037	8,686,773	521,823	3,411,037	9,208,596	12,619,633	352,898	12,266,735	5,092,103	2019(A)
GREENWOOD S.C.	IN	423,371	1,883,421	20,568,420	1,640,748	21,234,464	22,875,212	4,329,891	18,545,321	-	1970(C)
ABINGTON PLAZA	MA	10,457,183	494,652	-	10,457,183	494,652	10,951,835	223,572	10,728,263	3,765,696	2014(A)
WASHINGTON ST. PLAZA	MA	11,007,593	5,652,368	9,672,304	12,957,593	13,374,672	26,332,265	3,294,086	23,038,179	5,154,370	2014(A)
MEMORIAL PLAZA	MA	16,411,388	27,553,908	997,520	16,411,388	28,551,428	44,962,816	5,181,269	39,781,547	14,213,412	2014(A)
MAIN ST. PLAZA	MA	555,898	2,139,494	-	555,898	2,139,494	2,695,392	538,443	2,156,949	1,160,478	2014(A)
MORRISSEY PLAZA	MA	4,097,251	3,751,068	(695,389)	4,097,251	3,055,679	7,152,930	384,484	6,768,446	2,658,847	2014(A)
GLENDALE SQUARE	MA	4,698,891	7,141,090	309,805	4,698,891	7,450,895	12,149,786	1,717,907	10,431,879	4,921,462	2014(A)
FALMOUTH PLAZA	MA	2,361,071	13,065,817	1,520,888	2,361,071	14,586,705	16,947,776	2,866,682	14,081,094	6,925,506	2014(A)
WAVERLY PLAZA	MA	1,215,005	3,622,911	321,467	1,203,205	3,956,178	5,159,383	930,755	4,228,628	1,955,997	2014(A)
FESTIVAL OF HYANNIS S.C.	MA	15,038,197	40,682,853	1,846,621	15,038,197	42,529,474	57,567,671	9,845,267	47,722,404	-	2014(A)
FELLSWAY PLAZA	MA	5,300,388	11,013,543	829,830	5,300,388	11,843,373	17,143,761	2,042,477	15,101,284	5,875,685	2014(A)
NORTH QUINCY PLAZA	MA	6,332,542	17,954,110	(274,381)	3,894,436	20,117,835	24,012,271	3,635,148	20,377,123	-	2014(A)
ADAMS PLAZA	MA	2,089,363	3,226,648	12,409	2,089,363	3,239,057	5,328,420	720,682	4,607,738	1,630,349	2014(A)
BROADWAY PLAZA	MA	6,485,065	343,422	-	6,485,065	343,422	6,828,487	168,551	6,659,936	2,502,014	2014(A)
VINNIN SQUARE PLAZA	MA	5,545,425	16,324,060	260,662	5,545,425	16,584,722	22,130,147	4,292,574	17,837,573	7,741,985	2014(A)
PARADISE PLAZA	MA	4,183,038	12,194,885	1,709,987	4,183,038	13,904,872	18,087,910	3,349,943	14,737,967	7,482,010	2014(A)
BELMONT PLAZA	MA	11,104,983	848,844	-	11,104,983	848,844	11,953,827	280,609	11,673,218	4,420,480	2014(A)
VINNIN SQUARE IN-LINE	MA	582,228	2,094,560	(77,429)	582,228	2,017,131	2,599,359	331,833	2,267,526	-	2014(A)
LINDEN PLAZA	MA	4,628,215	3,535,431	587,609	4,628,215	4,123,040	8,751,255	1,367,574	7,383,681	3,073,854	2014(A)
NORTH AVE. PLAZA	MA	1,163,875	1,194,673	23,933	1,163,875	1,218,606	2,382,481	374,350	2,008,131	782,152	2014(A)
WASHINGTON ST. S.C.	MA	7,380,918	9,987,119	2,095,754	7,380,918	12,082,873	19,463,791	2,364,023	17,099,768	5,305,390	2014(A)
MILL ST. PLAZA	MA	4,195,024	6,203,410	770,252	4,195,024	6,973,662	11,168,686	1,589,436	9,579,250	3,469,130	2014(A)
FULLERTON PLAZA	MD	14,237,901	6,743,980	10,130,358	14,237,901	16,874,338	31,112,239	2,474,848	28,637,391	-	2014(A)
GREENBRIER S.C.	MD	8,891,468	30,304,760	701,346	8,891,468	31,006,106	39,897,574	5,857,157	34,040,417	-	2014(A)
INGLESIDE S.C.	MD	10,416,726	17,889,235	509,491	10,416,726	18,398,726	28,815,452	4,046,004	24,769,448	-	2014(A)
WILKENS BELTWAY PLAZA	MD	9,948,235	22,125,942	1,851,406	9,948,235	23,977,348	33,925,583	4,457,688	29,467,895	-	2014(A)
YORK ROAD PLAZA	MD	4,276,715	37,205,757	114,563	4,276,715	37,320,320	41,597,035	6,484,982	35,112,053	-	2014(A)
PUTTY HILL PLAZA	MD	4,192,152	11,112,111	733,222	4,192,152	11,845,333	16,037,485	3,547,695	12,489,790	-	2013(A)
SNOWDEN SQUARE S.C.	MD	1,929,402	4,557,934	5,155,349	3,326,422	8,316,263	11,642,685	2,231,141	9,411,544	-	2012(A)
COLUMBIA CROSSING	MD	3,612,550	34,344,509	1,787,039	3,612,550	36,131,548	39,744,098	5,834,713	33,909,385	-	2015(A)
DORSEY'S SEARCH VILLAGE CENTER	MD	6,321,963	27,996,087	611,622	6,321,963	28,607,709	34,929,672	4,639,954	30,289,718	-	2015(A)
HICKORY RIDGE	MD	7,183,646	26,947,776	914,701	7,183,646	27,862,477	35,046,123	4,640,497	30,405,626	-	2015(A)
HICKORY RIDGE (SUNOCO)	MD	543,197	2,122,234	-	543,197	2,122,234	2,665,431	451,540	2,213,891	-	2015(A)
KINGS CONTRIVANCE	MD	9,308,349	31,759,940	1,178,679	9,308,349	32,938,619	42,246,968	6,798,215	35,448,753	-	2014(A)
HARPER'S CHOICE	MD	8,429,284	18,373,994	1,589,307	8,429,284	19,963,301	28,392,585	3,687,980	24,704,605	-	2015(A)
WILDE LAKE	MD	1,468,038	5,869,862	26,647,784	2,577,073	31,408,611	33,985,684	11,231,674	22,754,010	-	2002(A)
RIVERHILL VILLAGE CENTER	MD	16,825,496	23,282,222	349,435	16,825,496	23,631,657	40,457,153	5,600,696	34,856,457	-	2014(A)
COLUMBIA CROSSING OUTPARCELS	MD	1,279,200	2,870,800	20,602,841	6,147,248	18,605,593	24,752,841	4,414,835	20,338,006	-	2011(A)
COLUMBIA CROSSING II SHOP.CTR.	MD	3,137,628	19,868,075	4,766,798	3,137,628	24,634,873	27,772,501	4,338,021	23,434,480	-	2013(A)
SHOPS AT DISTRICT HEIGHTS	MD	8,165,638	21,970,661	(1,325,546)	7,298,215	21,512,538	28,810,753	3,210,633	25,600,120	12,338,092	2015(A)
ENCHANTED FOREST S.C.	MD	20,123,946	34,345,102	888,894	20,123,946	35,233,996	55,357,942	7,250,636	48,107,306	-	2014(A)
SHOPPES AT EASTON	MD	6,523,713	16,402,204	(2,771,003)	5,630,344	14,524,570	20,154,914	3,284,581	16,870,333	-	2014(A)
VILLAGES AT URBANA	MD	3,190,074	6,067	20,089,141	4,828,774	18,456,508	23,285,282	3,028,180	20,257,102	-	2003(A)
GAITHERSBURG S.C.	MD	244,890	6,787,534	1,752,884	244,890	8,540,418	8,785,308	4,419,147	4,366,161	-	1999(A)
KENTLANDS MARKET SQUARE	MD	20,167,048	84,615,052	16,531,901	20,167,048	101,146,953	121,314,001	12,019,870	109,294,131	30,173,767	2016(A)
SHAWAN PLAZA	MD	4,466,000	20,222,367	55,327	4,466,000	20,277,694	24,743,694	12,607,792	12,135,902	-	2008(A)
LAUREL PLAZA	MD	349,562	1,398,250	6,143,718	1,571,288	6,320,242	7,891,530	2,539,591	5,351,939	-	1995(A)
LAUREL PLAZA	MD	274,580	1,100,968	173,969	274,580	1,274,937	1,549,517	1,224,930	324,587	-	1972(C)
MILL STATION THEATER/RSTRNTS	MD	23,378,543	1,089,760	(3,729,443)	14,737,597	6,001,263	20,738,860	1,012,354	19,726,506	-	2016(C)
MILL STATION DEVELOPMENT	MD	21,320,924	-	60,489,404	16,075,820	65,734,508	81,810,328	1,424,791	80,385,537	-	2015(C)
CENTRE COURT-RETAIL/BANK	MD	1,035,359	7,785,830	284,760	1,035,359	8,070,590	9,105,949	1,777,184	7,328,765	1,015,043	2011(A)
CENTRE COURT-GIANT	MD	3,854,099	12,769,628	95,541	3,854,099	12,865,169	16,719,268	3,468,165	13,251,103	4,523,800	2011(A)
CENTRE COURT-OLD COURT/COURTYD	MD	2,279,177	5,284,577	25,704	2,279,177	5,310,281	7,589,458	1,325,769	6,263,689	-	2011(A)
RADCLIFFE CENTER	MD	12,042,713	21,187,946	116,844	12,042,713	21,304,790	33,347,503	4,689,967	28,657,536	-	2014(A)
TIMONIUM CROSSING	MD	2,525,377	14,862,817	473,059	2,525,377	15,335,876	17,861,253	2,997,785	14,863,468	-	2014(A)
TIMONIUM SQUARE	MD	6,000,000	24,282,998	14,325,728	7,331,195	37,277,531	44,608,726	18,502,141	26,106,585	-	2003(A)
TOWSON PLACE	MD	43,886,876	101,764,931	3,884,323	43,270,792	106,265,338	149,536,130	26,241,065	123,295,065	-	2012(A)
CENTURY PLAZA	MI	178,785	925,818	1,030,295	95,905	2,038,993	2,134,898	906,461	1,228,437	-	1968(C)
THE FOUNTAINS AT ARBOR LAKES	MN	28,585,296	66,699,024	14,322,042	29,485,296	80,121,066	109,606,362	33,928,214	75,678,148	-	2006(A)
CENTER POINT S.C.	MO	-	550,204	-	-	550,204	550,204	550,203	1	-	1998(A)
WOODLAWN MARKETPLACE	NC	919,251	3,570,981	2,820,130	919,251	6,391,111	7,310,362	4,346,540	2,963,822	-	2008(A)
TYVOLA SQUARE	NC	-	4,736,345	8,698,903	-	13,435,248	13,435,248	10,155,373	3,279,875	-	1986(A)
CROSSROADS PLAZA	NC	767,864	3,098,881	1,233,350	767,864	4,332,231	5,100,095	2,254,286	2,845,809	-	2000(A)
JETTON VILLAGE SHOPPES	NC	3,875,224	10,292,231	584,327	2,143,695	12,608,087	14,751,782	3,131,442	11,620,340	-	2011(A)
WOODLAWN SHOPPING CENTER	NC	2,010,725	5,833,626	2,156,743	2,010,725	7,990,369	10,001,094	2,034,144	7,966,950	-	2012(A)
CROSSROADS PLAZA	NC	13,405,529	86,455,763	(427,297)	13,405,529	86,028,466	99,433,995	17,934,602	81,499,393	-	2014(A)
QUAIL CORNERS	NC	7,318,321	26,675,644	1,952,511	7,318,321	28,628,155	35,946,476	5,386,660	30,559,816	14,633,727	2014(A)
DAVIDSON COMMONS	NC	2,978,533	12,859,867	508,757	2,978,533	13,368,624	16,347,157	3,220,173	13,126,984	-	2012(A)
PARK PLACE SC	NC	5,461,478	16,163,494	4,889,191	5,469,809	21,044,354	26,514,163	8,383,687	18,130,476	-	2008(A)
MOORESVILLE CROSSING	NC	12,013,727	30,604,173	489,919	11,625,801	31,482,018	43,107,819	13,207,170	29,900,649	-	2007(A)
PLEASANT VALLEY PROMENADE	NC	5,208,885	20,885,792	22,521,186	5,208,885	43,406,978	48,615,863	22,878,409	25,737,454	-	1993(A)
BRENNAN STATION	NC	7,749,751	20,556,891	(344,091)	6,321,923	21,640,628	27,962,551	6,651,035	21,311,516	-	2011(A)
BRENNAN STATION OUTPARCEL	NC	627,906	1,665,576	(186,984)	450,232	1,656,266	2,106,498	415,017	1,691,481	-	2011(A)
CLOVERDALE PLAZA	NC	540,667	719,655	7,535,398	540,667	8,255,053	8,795,720	4,249,108	4,546,612	-	1969(C)
WEBSTER SQUARE	NH	11,683,145	41,708,383	5,914,072	11,683,145	47,622,455	59,305,600	9,058,889	50,246,711	-	2014(A)
WEBSTER SQUARE - DSW	NH	1,346,391	3,638,397	131,388	1,346,391	3,769,785	5,116,176	647,828	4,468,348	-	2017(A)
WEBSTER SQUARE NORTH	NH	2,163,138	6,511,424	131,176	2,163,138	6,642,600	8,805,738	1,381,090	7,424,648	-	2016(A)
ROCKINGHAM PLAZA	NH	2,660,915	10,643,660	23,991,703	3,148,715	34,147,563	37,296,278	14,966,093	22,330,185	-	2008(A)
SHOP RITE PLAZA	NJ	2,417,583	6,364,094	2,431,917	2,417,583	8,796,011	11,213,594	7,441,574	3,772,020	-	1985(C)
MARLTON PLAZA	NJ	-	4,318,534	153,375	-	4,471,909	4,471,909	2,725,754	1,746,155	-	1996(A)
HILLVIEW SHOPPING CENTER	NJ	16,007,647	32,607,423	1,019,256	16,007,647	33,626,679	49,634,326	6,168,310	43,466,016	-	2014(A)
GARDEN STATE PAVILIONS	NJ	7,530,709	10,801,949	21,436,057	12,203,841	27,564,874	39,768,715	9,364,390	30,404,325	-	2011(A)
CLARK SHOPRITE 70 CENTRAL AVE	NJ	3,496,673	11,693,769	994,829	13,959,593	2,225,678	16,185,271	1,167,124	15,018,147	-	2013(A)
COMMERCE CENTER WEST	NJ	385,760	1,290,080	160,534	793,595	1,042,779	1,836,374	290,590	1,545,784	-	2013(A)
COMMERCE CENTER EAST	NJ	1,518,930	5,079,690	1,753,865	7,235,196	1,117,289	8,352,485	612,018	7,740,467	-	2013(A)
CENTRAL PLAZA	NJ	3,170,465	10,602,845	525,936	5,145,167	9,154,079	14,299,246	3,001,578	11,297,668	-	2013(A)
EAST WINDSOR VILLAGE	NJ	9,335,011	23,777,978	589,083	9,335,011	24,367,061	33,702,072	8,138,835	25,563,237	-	2008(A)
HOLMDEL TOWNE CENTER	NJ	10,824,624	43,301,494	11,331,077	10,824,624	54,632,571	65,457,195	25,600,909	39,856,286	-	2002(A)
COMMONS AT HOLMDEL	NJ	16,537,556	38,759,952	4,784,343	16,537,556	43,544,295	60,081,851	19,179,428	40,902,423	-	2004(A)
PLAZA AT HILLSDALE	NJ	7,601,596	6,994,196	1,654,977	7,601,596	8,649,173	16,250,769	2,060,745	14,190,024	5,247,361	2014(A)
MAPLE SHADE	NJ	-	9,957,611	2,301,448	-	12,259,059	12,259,059	3,520,275	8,738,784	-	2009(A)
PLAZA AT SHORT HILLS	NJ	20,155,471	11,061,984	682,452	20,155,471	11,744,436	31,899,907	3,088,919	28,810,988	8,204,541	2014(A)
NORTH BRUNSWICK PLAZA	NJ	3,204,978	12,819,912	27,492,467	3,204,978	40,312,379	43,517,357	22,739,677	20,777,680	-	1994(A)
PISCATAWAY TOWN CENTER	NJ	3,851,839	15,410,851	1,584,216	3,851,839	16,995,067	20,846,906	9,721,766	11,125,140	-	1998(A)
RIDGEWOOD S.C.	NJ	450,000	2,106,566	1,303,621	450,000	3,410,187	3,860,187	2,030,829	1,829,358	-	1993(A)
UNION CRESCENT III	NJ	7,895,483	3,010,640	28,965,399	8,696,579	31,174,943	39,871,522	19,213,708	20,657,814	-	2007(A)
WESTMONT PLAZA	NJ	601,655	2,404,604	13,565,153	601,655	15,969,757	16,571,412	8,135,948	8,435,464	-	1994(A)
WILLOWBROOK PLAZA	NJ	15,320,436	40,996,874	10,703,829	15,320,436	51,700,703	67,021,139	9,659,601	57,361,538	-	2009(A)
DEL MONTE PLAZA	NV	2,489,429	5,590,415	223,460	2,210,000	6,093,304	8,303,304	3,385,368	4,917,936	1,304,805	2006(A)
DEL MONTE PLAZA ANCHOR PARCEL	NV	6,512,745	17,599,602	140,485	6,520,017	17,732,815	24,252,832	2,167,329	22,085,503	-	2017(A)
REDFIELD PROMENADE	NV	4,415,339	32,035,192	599,966	4,415,339	32,635,158	37,050,497	8,995,513	28,054,984	-	2015(A)
MCQUEEN CROSSINGS	NV	5,017,431	20,779,024	992,583	5,017,431	21,771,607	26,789,038	5,860,311	20,928,727	-	2015(A)
GALENA JUNCTION	NV	8,931,027	17,503,387	1,033,505	8,931,027	18,536,892	27,467,919	4,134,549	23,333,370	-	2015(A)
D'ANDREA MARKETPLACE	NV	11,556,067	29,435,364	572,971	11,556,067	30,008,335	41,564,402	10,536,928	31,027,474	-	2007(A)
SPARKS MERCANTILE	NV	6,221,614	17,069,172	165,610	6,221,614	17,234,782	23,456,396	4,070,976	19,385,420	-	2015(A)
BRIDGEHAMPTON COMMONS-W&E SIDE	NY	1,811,752	3,107,232	36,206,904	1,858,188	39,267,700	41,125,888	23,913,758	17,212,130	-	1972(C)
OCEAN PLAZA	NY	564,097	2,268,768	19,003	564,097	2,287,771	2,851,868	1,036,522	1,815,346	-	2003(A)
KINGS HIGHWAY	NY	2,743,820	6,811,268	2,265,409	2,743,820	9,076,677	11,820,497	4,090,894	7,729,603	-	2004(A)
RALPH AVENUE PLAZA	NY	4,414,466	11,339,857	3,964,235	4,414,467	15,304,091	19,718,558	6,174,728	13,543,830	-	2004(A)
BELLMORE S.C.	NY	1,272,269	3,183,547	1,683,700	1,272,269	4,867,247	6,139,516	2,300,481	3,839,035	-	2004(A)
MARKET AT BAY SHORE	NY	12,359,621	30,707,802	6,641,498	12,359,621	37,349,300	49,708,921	15,631,737	34,077,184	11,963,066	2006(A)
KEY FOOD - ATLANTIC AVE	NY	2,272,500	5,624,589	509,260	4,808,822	3,597,527	8,406,349	943,371	7,462,978	-	2012(A)
VETERANS MEMORIAL PLAZA	NY	5,968,082	23,243,404	20,546,639	5,980,130	43,777,995	49,758,125	17,498,760	32,259,365	-	1998(A)
BIRCHWOOD PLAZA COMMACK	NY	3,630,000	4,774,791	1,246,823	3,630,000	6,021,614	9,651,614	2,282,408	7,369,206	-	2007(A)
ELMONT S.C.	NY	3,011,658	7,606,066	6,517,563	3,011,658	14,123,629	17,135,287	4,574,649	12,560,638	-	2004(A)
ELMSFORD CENTER 1	NY	4,134,273	1,193,084	-	4,134,273	1,193,084	5,327,357	260,525	5,066,832	-	2013(A)
ELMSFORD CENTER 2	NY	4,076,403	15,598,504	1,118,941	4,245,442	16,548,406	20,793,848	4,201,443	16,592,405	-	2013(A)
FRANKLIN SQUARE S.C.	NY	1,078,541	2,516,581	4,169,428	1,078,541	6,686,009	7,764,550	3,213,769	4,550,781	-	2004(A)
AIRPORT PLAZA	NY	22,711,189	107,011,500	6,011,483	22,711,189	113,022,983	135,734,172	22,738,108	112,996,064	-	2015(A)
KISSENA BOULEVARD SHOPPING CTR	NY	11,610,000	2,933,487	1,590,377	11,610,000	4,523,864	16,133,864	1,226,049	14,907,815	-	2007(A)
HAMPTON BAYS PLAZA	NY	1,495,105	5,979,320	3,426,833	1,495,105	9,406,153	10,901,258	8,247,555	2,653,703	-	1989(A)
HICKSVILLE PLAZA	NY	3,542,739	8,266,375	2,544,652	3,542,739	10,811,027	14,353,766	4,371,522	9,982,244	-	2004(A)
TURNPIKE PLAZA	NY	2,471,832	5,839,416	811,116	2,471,832	6,650,532	9,122,364	2,177,657	6,944,707	-	2011(A)
JERICHO COMMONS SOUTH	NY	12,368,330	33,071,495	3,602,303	12,368,330	36,673,798	49,042,128	13,606,878	35,435,250	4,820,223	2007(A)
501 NORTH BROADWAY	NY	-	1,175,543	(57,618)	-	1,117,925	1,117,925	472,289	645,636	-	2007(A)
MILLERIDGE INN	NY	7,500,330	481,316	(47,091)	7,500,000	434,555	7,934,555	49,063	7,885,492	-	2015(A)
FAMILY DOLLAR UNION TURNPIKE	NY	909,000	2,249,775	258,033	1,056,709	2,360,099	3,416,808	605,446	2,811,362	-	2012(A)
LITTLE NECK PLAZA	NY	3,277,254	13,161,218	6,062,939	3,277,253	19,224,158	22,501,411	8,903,016	13,598,395	-	2003(A)
KEY FOOD - 21ST STREET	NY	1,090,800	2,699,730	(159,449)	1,669,153	1,961,928	3,631,081	420,415	3,210,666	-	2012(A)
MANHASSET CENTER	NY	4,567,003	19,165,808	32,485,753	3,471,939	52,746,625	56,218,564	29,031,993	27,186,571	-	1999(A)
MANHASSET CENTER (RESIDENTIAL)	NY	950,000	-	-	950,000	-	950,000	-	950,000	-	2012(A)
MASPETH QUEENS-DUANE READE	NY	1,872,013	4,827,940	1,036,886	1,872,013	5,864,826	7,736,839	2,370,655	5,366,184	1,746,452	2004(A)
NORTH MASSAPEQUA S.C.	NY	1,880,816	4,388,549	(1,914,768)	-	4,354,597	4,354,597	4,307,791	46,806	-	2004(A)
MINEOLA CROSSINGS	NY	4,150,000	7,520,692	213,964	4,150,000	7,734,656	11,884,656	2,686,165	9,198,491	-	2007(A)
SMITHTOWN PLAZA	NY	3,528,000	7,364,098	511,572	3,436,722	7,966,948	11,403,670	3,500,080	7,903,590	-	2009(A)
MANETTO HILL PLAZA	NY	263,693	584,031	11,511,460	263,693	12,095,491	12,359,184	7,350,118	5,009,066	-	1969(C)
SYOSSET S.C.	NY	106,655	76,197	2,182,636	106,655	2,258,833	2,365,488	1,280,288	1,085,200	-	1990(C)
RICHMOND S.C.	NY	2,280,000	9,027,951	21,728,940	2,280,000	30,756,891	33,036,891	16,232,406	16,804,485	-	1989(A)
GREENRIDGE PLAZA	NY	2,940,000	11,811,964	7,524,470	3,148,424	19,128,010	22,276,434	9,834,444	12,441,990	-	1997(A)
THE BOULEVARD	NY	28,723,536	38,232,267	216,796,203	28,723,536	255,028,470	283,752,006	14,816,320	268,935,686	-	2006(A)
FOREST AVENUE PLAZA	NY	4,558,592	10,441,408	903,215	4,558,592	11,344,623	15,903,215	4,441,308	11,461,907	-	2005(A)
INDEPENDENCE PLAZA	NY	12,279,093	34,813,852	(259,700)	16,131,632	30,701,613	46,833,245	8,214,132	38,619,113	-	2014(A)
KEY FOOD - CENTRAL AVE.	NY	2,787,600	6,899,310	(394,910)	2,603,321	6,688,679	9,292,000	1,498,681	7,793,319	-	2012(A)
WHITE PLAINS S.C.	NY	1,777,775	4,453,894	2,520,991	1,777,775	6,974,885	8,752,660	2,724,711	6,027,949	-	2004(A)
CHAMPION FOOD SUPERMARKET	NY	757,500	1,874,813	(24,388)	2,241,118	366,807	2,607,925	215,617	2,392,308	-	2012(A)
SHOPRITE S.C.	NY	871,977	3,487,909	-	871,977	3,487,909	4,359,886	2,510,089	1,849,797	-	1998(A)
ROMAINE PLAZA	NY	782,459	1,825,737	588,133	782,459	2,413,870	3,196,329	954,512	2,241,817	-	2005(A)
OREGON TRAIL CENTER	OR	5,802,422	12,622,879	443,736	5,802,422	13,066,615	18,869,037	5,748,725	13,120,312	-	2009(A)
JANTZEN BEACH CENTER	OR	57,575,244	102,844,429	302,414	57,588,287	103,133,800	160,722,087	15,219,539	145,502,548	-	2017(A)
SUBURBAN SQUARE	PA	70,679,871	166,351,381	74,923,585	71,279,871	240,674,966	311,954,837	61,032,081	250,922,756	-	2007(A)
CENTER SQUARE SHOPPING CENTER	PA	731,888	2,927,551	1,250,946	691,297	4,219,088	4,910,385	2,975,444	1,934,941	-	1996(A)
WAYNE PLAZA	PA	6,127,623	15,605,012	586,306	6,135,670	16,183,271	22,318,941	5,794,561	16,524,380	-	2008(A)
DEVON VILLAGE	PA	4,856,379	25,846,910	4,251,183	4,856,379	30,098,093	34,954,472	9,660,242	25,294,230	-	2012(A)
POCONO PLAZA	PA	1,050,000	2,372,628	17,647,871	1,050,000	20,020,499	21,070,499	1,782,425	19,288,074	-	1973(C)
WHITELAND TOWN CENTER	PA	731,888	2,927,551	59,067	731,888	2,986,618	3,718,506	1,862,032	1,856,474	-	1996(A)
HARRISBURG EAST SHOPPING CTR.	PA	452,888	6,665,238	11,507,124	3,002,888	15,622,362	18,625,250	8,596,811	10,028,439	-	2002(A)
TOWNSHIP LINE S.C.	PA	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,826,592	1,832,847	-	1996(A)
HORSHAM POINT	PA	3,813,247	18,189,450	94,638	3,813,247	18,284,088	22,097,335	2,959,732	19,137,603	-	2015(A)
HOLIDAY CENTER	PA	7,726,844	20,014,243	(5,068,084)	6,098,316	16,574,687	22,673,003	4,697,416	17,975,587	-	2015(A)
NORRITON SQUARE	PA	686,134	2,664,535	4,321,998	774,084	6,898,583	7,672,667	5,187,771	2,484,896	-	1984(A)
FRANKFORD AVENUE S.C.	PA	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,826,592	1,832,847	-	1996(A)
WEXFORD PLAZA	PA	6,413,635	9,774,600	10,747,958	6,299,299	20,636,894	26,936,193	5,794,499	21,141,694	-	2010(A)
LINCOLN SQUARE	PA	90,478,522	-	74,705,539	10,532,804	154,651,257	165,184,061	6,748,144	158,435,917	-	2017(C)
CRANBERRY TOWNSHIP-PARCEL 1&2	PA	10,270,846	30,769,592	1,951,268	6,070,254	36,921,452	42,991,706	5,726,438	37,265,268	-	2016(A)
CROSSROADS PLAZA	PA	788,761	3,155,044	13,915,930	976,439	16,883,296	17,859,735	10,937,138	6,922,597	-	1986(A)
SPRINGFIELD S.C.	PA	919,998	4,981,589	13,182,633	920,000	18,164,220	19,084,220	11,534,171	7,550,049	-	1983(A)
SHREWSBURY SQUARE S.C.	PA	8,066,107	16,997,997	(2,098,623)	6,171,638	16,793,843	22,965,481	3,454,950	19,510,531	-	2014(A)
WHITEHALL MALL	PA	-	5,195,577	-	-	5,195,577	5,195,577	3,241,685	1,953,892	-	1996(A)
WHOLE FOODS AT WYNNEWOOD	PA	15,042,165	-	11,784,771	13,772,394	13,054,542	26,826,936	1,109,542	25,717,394	-	2014(C)
SHOPPES AT WYNNEWOOD	PA	7,478,907	-	3,684,674	7,478,907	3,684,674	11,163,581	418,878	10,744,703	-	2015(C)
REXVILLE TOWN CENTER	PR	24,872,982	48,688,161	9,080,665	25,678,064	56,963,744	82,641,808	34,972,961	47,668,847	-	2006(A)
PLAZA CENTRO - COSTCO	PR	3,627,973	10,752,213	1,573,414	3,866,206	12,087,394	15,953,600	7,166,627	8,786,973	-	2006(A)
PLAZA CENTRO - MALL	PR	19,873,263	58,719,179	12,289,331	19,408,112	71,473,661	90,881,773	37,053,999	53,827,774	-	2006(A)
PLAZA CENTRO - RETAIL	PR	5,935,566	16,509,748	3,138,474	6,026,070	19,557,718	25,583,788	10,286,307	15,297,481	-	2006(A)
PLAZA CENTRO - SAM'S CLUB	PR	6,643,224	20,224,758	2,766,593	6,520,090	23,114,485	29,634,575	21,857,777	7,776,798	-	2006(A)
LOS COLOBOS - BUILDERS SQUARE	PR	4,404,593	9,627,903	1,283,497	4,461,145	10,854,848	15,315,993	10,091,418	5,224,575	-	2006(A)
LOS COLOBOS - KMART	PR	4,594,944	10,120,147	789,782	4,402,338	11,102,535	15,504,873	10,210,113	5,294,760	-	2006(A)
LOS COLOBOS I	PR	12,890,882	26,046,669	5,245,260	13,613,375	30,569,436	44,182,811	17,840,722	26,342,089	-	2006(A)
LOS COLOBOS II	PR	14,893,698	30,680,556	6,570,218	15,142,300	37,002,172	52,144,472	21,506,165	30,638,307	-	2006(A)
WESTERN PLAZA - MAYAGUEZ ONE	PR	10,857,773	12,252,522	1,528,575	11,241,993	13,396,877	24,638,870	10,702,298	13,936,572	-	2006(A)
WESTERN PLAZA - MAYAGUEZ TWO	PR	16,874,345	19,911,045	3,937,678	16,872,647	23,850,421	40,723,068	18,028,998	22,694,070	-	2006(A)
MANATI VILLA MARIA SC	PR	2,781,447	5,673,119	2,213,931	2,606,588	8,061,909	10,668,497	4,764,999	5,903,498	-	2006(A)
PONCE TOWNE CENTER	PR	14,432,778	28,448,754	6,185,025	14,903,024	34,163,533	49,066,557	21,217,701	27,848,856	-	2006(A)
TRUJILLO ALTO PLAZA	PR	12,053,673	24,445,858	5,067,766	12,289,288	29,278,009	41,567,297	16,579,676	24,987,621	-	2006(A)
ST. ANDREWS CENTER	SC	730,164	3,132,092	18,973,079	730,164	22,105,171	22,835,335	12,320,513	10,514,822	-	1978(C)
WESTWOOD PLAZA	SC	1,744,430	6,986,094	14,951,361	1,726,833	21,955,052	23,681,885	5,836,373	17,845,512	-	1995(A)
WOODRUFF SHOPPING CENTER	SC	3,110,439	15,501,117	1,341,011	3,465,199	16,487,368	19,952,567	4,746,300	15,206,267	-	2010(A)
FOREST PARK	SC	1,920,241	9,544,875	580,963	1,920,241	10,125,838	12,046,079	2,336,596	9,709,483	-	2012(A)
OLD TOWNE VILLAGE	TN	-	4,133,904	4,449,302	-	8,583,206	8,583,206	6,444,263	2,138,943	-	1978(C)
CENTER OF THE HILLS	TX	2,923,585	11,706,145	3,449,912	2,923,585	15,156,057	18,079,642	7,055,163	11,024,479	-	2008(A)
GATEWAY STATION	TX	1,373,692	28,145,158	3,523,644	1,374,880	31,667,614	33,042,494	6,629,432	26,413,062	-	2011(A)
LAS TIENDAS PLAZA	TX	8,678,107	-	27,279,792	7,943,925	28,013,974	35,957,899	8,068,224	27,889,675	-	2005(C)
GATEWAY STATION PHASE II	TX	4,140,176	12,020,460	713,259	4,143,385	12,730,510	16,873,895	1,364,061	15,509,834	-	2017(A)
CONROE MARKETPLACE	TX	18,869,087	50,756,554	(2,677,180)	10,841,611	56,106,850	66,948,461	10,104,958	56,843,503	-	2015(A)
MONTGOMERY PLAZA	TX	10,739,067	63,065,333	(419,790)	10,738,796	62,645,814	73,384,610	13,416,364	59,968,246	25,802,424	2015(A)
PRESTON LEBANON CROSSING	TX	13,552,180	-	28,427,070	12,163,694	29,815,556	41,979,250	9,582,330	32,396,920	-	2006(C)
LAKE PRAIRIE TOWN CROSSING	TX	7,897,491	-	29,290,148	6,783,464	30,404,175	37,187,639	7,739,383	29,448,256	-	2006(C)
CENTER AT BAYBROOK	TX	6,941,017	27,727,491	11,838,558	6,928,120	39,578,946	46,507,066	19,845,688	26,661,378	-	1998(A)
CYPRESS TOWNE CENTER	TX	6,033,932	-	1,692,407	2,251,666	5,474,673	7,726,339	1,555,275	6,171,064	-	2003(C)
CYPRESS TOWNE CENTER	TX	12,329,195	36,836,381	880,338	8,644,145	41,401,769	50,045,914	6,516,916	43,528,998	-	2016(A)
CYPRESS TOWNE CENTER (PHASE II)	TX	2,061,477	6,157,862	(1,361,233)	270,374	6,587,732	6,858,106	1,402,130	5,455,976	-	2016(A)
THE CENTRE AT COPPERFIELD	TX	6,723,267	22,524,551	539,011	6,723,357	23,063,472	29,786,829	5,061,448	24,725,381	-	2015(A)
COPPERWOOD VILLAGE	TX	13,848,109	84,183,731	958,779	13,848,109	85,142,510	98,990,619	16,417,993	82,572,626	-	2015(A)
ATASCOCITA COMMONS SHOP.CTR.	TX	16,322,636	54,587,066	(717,990)	15,640,837	54,550,875	70,191,712	11,168,971	59,022,741	-	2013(A)
TOMBALL CROSSINGS	TX	8,517,427	28,484,450	969,146	7,964,894	30,006,129	37,971,023	6,287,828	31,683,195	-	2013(A)
COPPERFIELD VILLAGE SHOP.CTR.	TX	7,827,639	34,864,441	471,227	7,827,639	35,335,668	43,163,307	6,876,844	36,286,463	-	2015(A)
KROGER PLAZA	TX	520,340	2,081,356	1,477,184	520,340	3,558,540	4,078,880	2,189,764	1,889,116	-	1995(A)
ACCENT PLAZA	TX	500,414	2,830,835	5,054	500,414	2,835,889	3,336,303	1,754,962	1,581,341	-	1996(A)
WOODBRIDGE SHOPPING CENTER	TX	2,568,705	6,813,716	366,452	2,568,705	7,180,168	9,748,873	2,117,065	7,631,808	-	2012(A)
GRAND PARKWAY MARKETPLACE	TX	25,363,548	-	68,335,804	21,937,009	71,762,343	93,699,352	5,445,467	88,253,885	-	2014(C)
GRAND PARKWAY MARKET PLACE II	TX	13,436,447	-	39,317,517	12,556,112	40,197,852	52,753,964	2,615,556	50,138,408	-	2015(C)
BURKE TOWN PLAZA	VA	-	43,240,068	(5,703,824)	-	37,536,244	37,536,244	7,567,540	29,968,704	-	2014(A)
OLD TOWN PLAZA	VA	4,500,000	41,569,735	(14,900,620)	3,052,800	28,116,315	31,169,115	7,366,595	23,802,520	-	2007(A)
POTOMAC RUN PLAZA	VA	27,369,515	48,451,209	3,497,101	27,369,515	51,948,310	79,317,825	16,727,819	62,590,006	-	2008(A)
DULLES TOWN CROSSING	VA	53,285,116	104,175,738	238,695	53,285,116	104,414,433	157,699,549	23,625,433	134,074,116	-	2015(A)
DOCSTONE COMMONS	VA	3,839,249	11,468,264	475,814	3,903,963	11,879,364	15,783,327	1,635,510	14,147,817	-	2016(A)
DOCSTONE O/P - STAPLES	VA	1,425,307	4,317,552	(883,709)	1,167,588	3,691,562	4,859,150	700,794	4,158,356	-	2016(A)
STAFFORD MARKETPLACE	VA	26,893,429	86,449,614	2,732,587	26,893,429	89,182,201	116,075,630	15,949,336	100,126,294	-	2015(A)
GORDON PLAZA	VA	-	3,330,621	(24,804)	-	3,305,817	3,305,817	420,083	2,885,734	-	2017(A)
AUBURN NORTH	WA	7,785,841	18,157,625	9,756,591	7,785,841	27,914,216	35,700,057	9,005,405	26,694,652	-	2007(A)
THE MARKETPLACE AT FACTORIA	WA	60,502,358	92,696,231	18,324,940	60,502,358	111,021,171	171,523,529	25,535,366	145,988,163	52,657,957	2013(A)
FRONTIER VILLAGE SHOPPING CTR.	WA	10,750,863	44,860,769	2,616,046	10,750,863	47,476,815	58,227,678	8,819,011	49,408,667	-	2012(A)
GATEWAY SHOPPING CENTER	WA	6,937,929	11,270,322	9,194,330	6,937,929	20,464,652	27,402,581	2,343,891	25,058,690	-	2016(A)
OLYMPIA WEST OUTPARCEL	WA	360,000	799,640	100,360	360,000	900,000	1,260,000	194,283	1,065,717	-	2012(A)
FRANKLIN PARK COMMONS	WA	5,418,825	11,988,657	7,413,488	5,418,825	19,402,145	24,820,970	3,141,448	21,679,522	-	2015(A)
SILVERDALE PLAZA	WA	3,875,013	33,109,418	106,142	3,755,613	33,334,960	37,090,573	7,944,735	29,145,838	-	2012(A)

OTHER PROPERTY INTERESTS
ASANTE RETAIL CENTER	AZ	8,702,635	3,405,683	(1,068,846)	11,039,472	-	11,039,472	-	11,039,472	-	2004(C)
SURPRISE SPECTRUM	AZ	4,138,760	94,572	(94,572)	4,138,760	-	4,138,760	-	4,138,760	-	2008(C)
LAKE WALES S.C.	FL	601,052	-	-	601,052	-	601,052	-	601,052	-	2009(A)
TREASURE VALLEY	ID	6,501,240	-	(5,520,565)	519,811	460,864	980,675	460,864	519,811	-	2005(C)
LINWOOD-INDIANAPOLIS	IN	31,045	-	-	31,045	-	31,045	-	31,045	-	1991(A)
FLINT - VACANT LAND	MI	101,424	-	(10,000)	91,424	-	91,424	-	91,424	-	2012(A)
CHARLOTTE SPORTS & FITNESS CTR	NC	500,754	1,858,643	499,465	500,754	2,358,108	2,858,862	1,973,093	885,769	-	1986(A)
WAKEFIELD COMMONS III	NC	6,506,450	-	(5,397,400)	786,863	322,187	1,109,050	250,982	858,068	-	2001(C)
WAKEFIELD CROSSINGS	NC	3,413,932	-	(3,276,783)	137,149	-	137,149	-	137,149	-	2001(C)
HILLSBOROUGH PROMENADE	NJ	11,886,809	-	(6,632,045)	5,006,054	248,710	5,254,764	80,538	5,174,226	-	2001(C)
KEY BANK BUILDING	NY	1,500,000	40,486,755	(7,862,326)	668,637	33,455,792	34,124,429	20,933,109	13,191,320	-	2006(A)
NORTHPORT LAND PARCEL	NY	-	14,460	81,983	-	96,443	96,443	5,358	91,085	-	2012(A)
MERRY LANE (PARKING LOT)	NY	1,485,531	1,749	1,256,374	1,485,531	1,258,123	2,743,654	-	2,743,654	-	2007(A)
JERICHO ATRIUM	NY	10,624,099	20,065,496	3,657,027	10,624,099	23,722,523	34,346,622	5,416,357	28,930,265	-	2016(A)
BIRCHWOOD PARK	NY	3,507,162	4,126	(2,434,201)	1,077,087	-	1,077,087	-	1,077,087	-	2007(A)
HIGH PARK CTR RETAIL	OH	3,783,875	-	(3,298,325)	485,550	-	485,550	-	485,550	-	2001(C)
MCMINNVILLE PLAZA	OR	4,062,327	-	211,379	4,062,327	211,379	4,273,706	-	4,273,706	-	2006(C)
COULTER AVE. PARCEL	PA	577,630	1,348,019	15,812,264	16,795,296	942,617	17,737,913	64,695	17,673,218	-	2015(A)
BLUE RIDGE	Various	12,346,900	71,529,796	(52,781,058)	3,554,097	27,541,541	31,095,638	19,549,577	11,546,061	-	2005(A)
BALANCE OF PORTFOLIO (4)	Various	1,907,178	65,127,203	(24,810,900)	116	42,223,365	42,223,481	5,909,726	36,313,755	-

TOTALS		$2,899,246,680	$6,892,573,684	$2,277,006,785	$2,787,559,893	$9,281,267,256	$12,068,827,149	$2,717,113,527	$9,351,713,622	$311,272,167

(1)

The negative balance for costs capitalized subsequent to acquisition could include parcels/out-parcels sold, assets held-for-sale, provision for losses and/or demolition of part of a property for redevelopment.

(2)	Includes fair market value of debt adjustments, net and deferred financing costs, net.
(3)	Shopping center includes active real estate under development project or land held for development.
(4)	Includes fixtures, leasehold improvements and other costs capitalized.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements (in years)	5 to 50
Fixtures, building and leasehold improvements (including certain identified intangible assets)	Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $10.0 billion at December 31, 2020.

The changes in total real estate assets for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Balance, beginning of period	$11,929,276,453	$11,877,190,495	$12,653,444,998
Additions during period:
Acquisitions	10,448,877	43,970,631	3,420,020
Improvements	210,389,543	404,210,910	554,408,568
Deductions during period:
Sales and assets held-for-sale	(30,764,579)	(307,607,731)	(836,988,450)
Transfers to operating lease right-of-use assets, net	-	(8,525,554)	-
Transfers to unconsolidated joint ventures	-	-	(315,728,832)
Adjustment for fully depreciated assets	(45,041,556)	(43,080,882)	(72,992,791)
Adjustment of property carrying values	(5,481,589)	(36,881,416)	(108,373,018)
Balance, end of period	$12,068,827,149	$11,929,276,453	$11,877,190,495

The changes in accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Balance, beginning of period	$2,500,052,642	$2,385,287,743	$2,433,052,747
Additions during period:
Depreciation for year	265,143,630	260,533,557	293,667,298
Deductions during period:
Sales and assets held-for-sale	(3,041,189)	(88,079,838)	(256,804,957)
Transfers to operating lease right-of-use assets, net	-	(1,342,030)	-
Transfers to unconsolidated joint ventures	-	-	(11,634,554)
Adjustment for fully depreciated assets/other	(45,041,556)	(56,346,790)	(72,992,791)
Balance, end of period	$2,717,113,527	$2,500,052,642	$2,385,287,743

Reclassifications:

Certain Amounts in the Prior Period Have Been Reclassified in Order to Conform with the Current Period's Presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2020

(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Original Face Amount of Mortgages	Carrying Amount of Mortgages (b)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgage Loans:
Retail
Las Vegas, NV	12.00%	May-33	I	$-	$3,075	$3,075	$-
Walker, MI	4.00%	Dec-24	P& I	-	3,750	3,671	-
Pompano, FL	12.00%	Dec-22	I		25,000	25,000	-
Mesa, AZ	12.00%	Aug-21	I		500	500	-

Nonretail
Commack, NY	7.41%	Oct-26	P& I	-	1,354	256	-
Melbourne, FL	6.88%	Dec-30	P&I		500	244	-

Other Financing Loans:
Nonretail
Borrower A	2.28%	Apr-27	P& I		600	305	-
Borrower B	5.00%	May-20	P&I		175	125	-

Allowance for Credit losses:					-	(930)	-

				$-	$34,954	$32,246	$-

(a) I = Interest only; P&I = Principal & Interest.
(b) The aggregate cost for Federal income tax purposes was approximately $32.2 million as of December 31, 2020.

For a reconciliation of mortgage and other financing receivables from January 1, 2018 to December 31, 2020, see Footnote 12 of the Notes to the Consolidated Financial Statements included in this Form 10-K.

The Company feels it is not practicable to estimate the fair value of each receivable as quoted market prices are not available.
The cost of obtaining an independent valuation on these assets is deemed excessive considering the materiality of the total receivables.