Form 10-Q
period 2021-03-31
KIMCO REALTY CORP
filed 2021-04-30
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 21, 2021, the registrant had 433,459,202 shares of common stock outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	March 31, 2021	December 31, 2020
Assets:
Real estate, net of accumulated depreciation and amortization of $2,727,002 and $2,717,114, respectively	$9,410,039	$9,346,041
Real estate under development	5,672	5,672
Investments in and advances to real estate joint ventures	592,791	590,694
Other real estate investments	117,437	117,140
Cash and cash equivalents	253,852	293,188
Marketable securities	767,989	706,954
Accounts and notes receivable, net	200,655	219,248
Operating lease right-of-use assets, net	101,433	102,369
Other assets	249,835	233,192
Total assets (1)	$11,699,703	$11,614,498

Liabilities:
Notes payable, net	$5,045,868	$5,044,208
Mortgages payable, net	295,613	311,272
Dividends payable	5,366	5,366
Operating lease liabilities	95,833	96,619
Other liabilities	510,704	470,995
Total liabilities (2)	5,953,384	5,928,460
Redeemable noncontrolling interests	17,852	15,784

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 19,580 shares; Aggregate liquidation preference $489,500	20	20
Common stock, $.01 par value, authorized 750,000,000 shares; Issued and outstanding 433,448,386 and 432,518,743 shares, respectively	4,334	4,325
Paid-in capital	5,763,868	5,766,511
Cumulative distributions in excess of net income	(104,909)	(162,812)
Total stockholders' equity	5,663,313	5,608,044
Noncontrolling interests	65,154	62,210
Total equity	5,728,467	5,670,254
Total liabilities and equity	$11,699,703	$11,614,498

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2021 and December 31, 2020 of $101,947 and $102,482, respectively.  See Footnote 11 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at March 31, 2021 and December 31, 2020 of $96,660 and $62,076, respectively.  See Footnote 11 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020

Revenues
Revenues from rental properties, net	$278,871	$286,004
Management and other fee income	3,437	3,740
Total revenues	282,308	289,744

Operating expenses
Rent	(3,035)	(2,835)
Real estate taxes	(38,936)	(39,652)
Operating and maintenance	(46,520)	(42,408)
General and administrative	(24,478)	(21,017)
Impairment charges	-	(2,974)
Depreciation and amortization	(74,876)	(69,397)
Total operating expenses	(187,845)	(178,283)

Gain on sale of properties	10,005	3,847

Operating income	104,468	115,308

Other income/(expense)
Other income, net	3,357	1,245
Gain/(loss) on marketable securities, net	61,085	(4,667)
Interest expense	(47,716)	(46,060)
Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other real estate investments, net	121,194	65,826

Provision for income taxes, net	(1,308)	(43)
Equity in income of joint ventures, net	17,752	13,648
Equity in income of other real estate investments, net	3,787	10,958

Net income	141,425	90,389

Net income attributable to noncontrolling interests	(3,483)	(289)

Net income attributable to the Company	137,942	90,100

Preferred dividends	(6,354)	(6,354)

Net income available to the Company's common shareholders	$131,588	$83,746

Per common share:
Net income available to the Company's common shareholders:
-Basic	$0.30	$0.19
-Diluted	$0.30	$0.19

Weighted average shares:
-Basic	430,524	429,735
-Diluted	432,264	430,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	of Net Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at January 1, 2020	$(904,679)	20	$20	431,815	$4,318	$5,765,233	$4,864,892	$64,015	$4,928,907
Net income	90,100	-	-	-	-	-	90,100	289	90,389
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(262)	(262)
Dividends declared to common and preferred shares	(127,452)	-	-	-	-	-	(127,452)	-	(127,452)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(555)	(555)
Issuance of common stock	-	-	-	921	9	(9)	-	-	-
Surrender of restricted common stock	-	-	-	(274)	(3)	(5,156)	(5,159)	-	(5,159)
Exercise of common stock options	-	-	-	63	1	980	981	-	981
Amortization of equity awards	-	-	-	-	-	5,729	5,729	-	5,729
Acquisition of noncontrolling interests	-	-	-	-	-	(19,500)	(19,500)	(609)	(20,109)
Balance at March 31, 2020	$(942,031)	20	$20	432,525	$4,325	$5,747,277	$4,809,591	$62,878	$4,872,469

Balance at January 1, 2021	$(162,812)	20	$20	432,519	$4,325	$5,766,511	$5,608,044	$62,210	$5,670,254
Net income	137,942	-	-	-	-	-	137,942	3,483	141,425
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(169)	(169)
Dividends declared to common and preferred shares	(80,039)	-	-	-	-	-	(80,039)	-	(80,039)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(370)	(370)
Issuance of common stock	-	-	-	1,442	14	(14)	-	-	-
Surrender of restricted common stock	-	-	-	(521)	(5)	(9,087)	(9,092)	-	(9,092)
Exercise of common stock options	-	-	-	8	-	160	160	-	160
Amortization of equity awards	-	-	-	-	-	6,298	6,298	-	6,298
Balance at March 31, 2021	$(104,909)	20	$20	433,448	$4,334	$5,763,868	$5,663,313	$65,154	$5,728,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020

Cash flow from operating activities:
Net income	$141,425	$90,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,876	69,397
Impairment charges	-	2,974
Equity award expense	6,457	5,905
Gain on sale of properties	(10,005)	(3,847)
(Gain)/loss on marketable securities, net	(61,085)	4,667
Equity in income of joint ventures, net	(17,752)	(13,648)
Equity in income of other real estate investments, net	(3,787)	(10,958)
Distributions from joint ventures and other real estate investments	19,198	35,894
Change in accounts and notes receivable, net	18,593	(1,526)
Change in accounts payable and accrued expenses	15,387	5,456
Change in other operating assets and liabilities, net	(34,936)	(29,454)
Net cash flow provided by operating activities	148,371	155,249

Cash flow from investing activities:
Acquisition of operating real estate	(84,312)	(7,073)
Improvements to operating real estate	(20,569)	(54,973)
Improvements to real estate under development	-	(16,578)
Proceeds from sale of marketable securities	50	163
Investments in and advances to real estate joint ventures	(1,805)	(5,282)
Reimbursements of investments in and advances to real estate joint ventures	967	1,914
Investments in and advances to other real estate investments	(419)	(478)
Reimbursements of investments in and advances to other real estate investments	343	-
Investment in other financing receivable	(397)	-
Collection of mortgage loans receivable	37	40
Proceeds from sale of properties	22,181	13,264
Proceeds from insurance casualty claims	-	2,450
Net cash flow used for investing activities	(83,924)	(66,553)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(12,272)	(75,681)
Principal payments on rental property debt	(2,661)	(2,742)
Proceeds from the unsecured revolving credit facility, net	-	475,000
Financing origination costs	-	(5,145)
Redemption/distribution of noncontrolling interests	(539)	(20,926)
Dividends paid	(80,039)	(127,255)
Proceeds from issuance of stock, net	160	981
Shares repurchased for employee tax withholding on equity awards	(9,082)	(5,149)
Change in tenants' security deposits	650	70
Net cash flow (used for)/provided by financing activities	(103,783)	239,153

Net change in cash and cash equivalents	(39,336)	327,849
Cash and cash equivalents, beginning of the period	293,188	123,947
Cash and cash equivalents, end of the period	$253,852	$451,796

Interest paid during the period (net of capitalized interest of $296 and $4,364, respectively)	$29,383	$25,383

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

COVID-19 Pandemic –

The coronavirus disease 2019 (“COVID-19”) pandemic has and continues to impact the retail real estate industry for both landlords and tenants.  The extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will continue to depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be, taken in response to the pandemic, the distribution and effectiveness of vaccines, the impact on economic activity from the pandemic and actions taken in response, the effect on the Company’s tenants and their businesses, the ability of tenants to make their rental payments, additional closures of tenants’ businesses and the impact of opening and reclosing of communities in response to the resurgence of COVID-19. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators. In addition, the Company will continue to monitor for any material or adverse effects resulting from the COVID-19 pandemic. If the Company has determined that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

Since the outbreak of the COVID-19 pandemic, the Company’s shopping centers have remained open; however, a substantial number of tenants had or continue to have temporarily or permanently closed their businesses. Others had, or continue to have, shortened their operating hours or offered reduced services. The Company has, and continues to have, worked with tenants to grant rent deferrals or forgiveness of rent on a tenant-by-tenant basis. The development and distribution of COVID vaccines throughout the country have assisted in allowing many restrictions to be lifted, providing a path to recovery.  There have been additional improvements to the real estate industry as the pandemic continues to redefine the needs of consumers across the country.  There has been an increase in demand for warehouse space to satisfy fulfilment and distribution needs as well as certain retail spaces, which provide essential goods such as grocers and pharmacies.

The Company continues to see an increase in collections of rental payments, however, the effects COVID-19 has had on its tenants is still heavily considered when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance, including the corresponding straight-line rent receivable. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation.

2. Summary of Significant Accounting Policies

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2020 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Reclassifications -

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation.  For comparative purposes, the Company reclassified $4.7 million of loss on marketable securities, net from Other income, net to Gain/(loss) on marketable securities, net on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2020. On the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020, the Company reclassified (i) $5.1 million of Cash flows used for Change in other financing liabilities to Cash flows used for Shares repurchased for employee tax withholdings on equity awards of $5.1 million and Cash flows provided by Change in tenant’s security deposits of $0.1 million and (ii) $4.7 million in Change in other operating assets and liabilities to (Gain)/loss on marketable securities, net, for comparative purposes.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its Condensed Consolidated Financial Statements (see Footnote 17 of the Company’s Condensed Consolidated Financial Statements).

New Accounting Pronouncements –

The following ASU to the FASB’s ASC have been adopted by the Company as of the date listed:

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

		January 1, 2021	The adoption of this ASU did not have a material impact on the Company’s financial position and/or results of operations.

3. Real Estate

Acquisitions of Operating Properties -

During the three months ended March 31, 2021, the Company acquired the following operating properties, through direct asset purchases (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Other Consideration**	Total	GLA*
Distribution Center #1	Lancaster, CA	Jan-21	$58,723	$11,277	$70,000	927
Distribution Center #2	Woodland, CA	Jan-21	27,589	6,411	34,000	508
			$86,312	$17,688	$104,000	1,435

* Gross leasable area ("GLA")

** Consists of the fair value of the assets acquired which exceeded the purchase price upon closing.  The transaction was a sale-leaseback with the seller which resulted in the recognition of a prepayment of rent of $17.7 million in accordance with ASC 842, Leases at closing.  The prepayment of rent will be amortized over the initial term of the lease through Revenues from rental properties, net on the Company's Condensed Consolidated Statements of Income.  See Footnote 10 of the Company’s Condensed Consolidated Financial Statements for additional discussion regarding fair value allocation of partnership interest for noncontrolling interests.

Included in the Company's Condensed Consolidated Statements of Income is $1.6 million in total revenues from the date of acquisition through March 31, 2021 for operating properties acquired during the year.

Purchase Price Allocation -

The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for properties acquired during the three months ended March 31, 2021, is as follows (in thousands):

	Allocation as of March 31, 2021	Weighted Average Amortization Period (in Years)
Land	$19,527	n/a
Building	87,691	50.0
Building improvements	6,251	45.0
Tenant improvements	711	20.0
In-place leases	11,120	20.0
Below-market leases	(21,300)	60.0
Net assets acquired	$104,000

Dispositions -

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Aggregate sales price	$23.0	$13.5
Gain on sale of properties (1)	$10.0	$3.8
Number of properties sold	1	1
Number of parcels sold	4	-

(1)	Before noncontrolling interests of $3.0 million and taxes of $1.0 million for the three months ended March 31, 2021.

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

The table below presents joint venture investments for which the Company held an ownership interest at March 31, 2021 and December 31, 2020 (dollars in millions):

	Ownership	The Company’s Investment
Joint Venture	Interest	March 31, 2021	December 31, 2020
Prudential Investment Program (1)	15.0%	$175.7	$175.1
Kimco Income Opportunity Portfolio (“KIR”) (1)	48.6%	179.0	177.4
Canada Pension Plan Investment Board (“CPP”) (1)	55.0%	161.7	159.7
Other Joint Venture Programs	Various	76.4	78.5
Total*		$592.8	$590.7

*	Representing 95 property interests and 21.3 million square feet of GLA, as of March 31, 2021, and 97 property interests and 21.2 million square feet of GLA, as of December 31, 2020.

(1)

The Company manages these joint venture investments and, where applicable, earns property management fees, construction management fees, property acquisition and disposition fees, leasing management fees and asset management fees.

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
Joint Venture	2021	2020
Prudential Investment Program	$2.6	$2.6
KIR	8.7	9.8
CPP	2.1	1.0
Other Joint Venture Programs	4.4	0.2
Total	$17.8	$13.6

During the three months ended March 31, 2021, certain of the Company’s real estate joint ventures disposed of two properties, in separate transactions, for an aggregate sales price of $53.7 million. These transactions resulted in an aggregate net gain to the Company of $4.2 million for the three months ended March 31, 2021.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2021 and December 31, 2020 (dollars in millions):

	As of March 31, 2021			As of December 31, 2020
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$494.6	2.03%	34.2	$495.8	2.05%	37.2
KIR	524.3	3.27%	28.9	536.9	3.87%	25.3
CPP	85.0	3.25%	27.0	84.9	3.25%	30.0
Other Joint Venture Programs	382.7	3.59%	89.8	423.4	3.41%	86.7
Total	$1,486.6			$1,541.0

* Includes extension options

The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its joint venture portfolio for any impairment indicators. If the Company has determined that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

5. Other Real Estate Investments

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of March 31, 2021, the Company’s net investment under the Preferred Equity Program was $99.4 million relating to 111 properties, including 101 net leased properties.  During the three months ended March 31, 2021, the Company recognized income of $3.2 million from its preferred equity investments. During the three months ended March 31, 2020, the Company recognized income of $11.1 million from its preferred equity investments, including profit participation of $6.3 million. These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

6. Marketable Securities

The amortized cost and unrealized gains, net of marketable securities as of March 31, 2021 and December 31, 2020, are as follows (in thousands):

	As of March 31, 2021	As of December 31, 2020
Marketable securities:
Amortized cost	$114,480	$114,531
Unrealized gains, net	653,509	592,423
Total fair value	$767,989	$706,954

During the three months ended March 31, 2021 and 2020, there were net unrealized gains on marketable securities of $61.1 million and net unrealized losses on marketable securities of $4.7 million, respectively. These net unrealized gains and losses are included in Gain/(loss) on marketable securities, net on the Company’s Condensed Consolidated Statements of Income. See Footnote 12 of the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

7. Accounts and Notes Receivable

The components of accounts and notes receivable, net of potentially uncollectible amounts as of March 31, 2021 and December 31, 2020, are as follows (in thousands):

	March 31, 2021	December 31, 2020
Billed tenant receivables	$24,219	$25,428
Unbilled CAM, insurance and tax reimbursements	25,052	35,982
Deferred rent receivables	9,995	17,328
Other receivables	5,120	4,880
Straight-line rent receivables	136,269	135,630
Total accounts and notes receivable, net	$200,655	$219,248

8. Leases

Lessor Leases

The Company’s primary source of revenues is derived from lease agreements, which includes rental income and expense reimbursement. The Company’s lease income is comprised of minimum base rent, expense reimbursements, percentage rent, lease termination fee income, ancillary income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments.

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties on the Company’s Condensed Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three months ended March 31, 2021 and 2020, is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease income:
Fixed lease income (1)	$212,393	$218,873
Variable lease income (2)	60,776	57,189
Above-market and below-market leases amortization, net	5,702	9,942
Total lease income	$278,871	$286,004

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s leases have remaining lease terms ranging from less than one year to 64.8 years, some of which include options to extend the terms for up to an additional 75 years. The Company does not include any of its renewal options in its lease terms for calculating its lease liability as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at this time. At March 31, 2021, the weighted average remaining non-cancelable lease term for the Company’s operating leases was 20.5 years and the weighted average discount rate was 6.54%. The Company’s operating lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease by lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applied adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets.

The components of the Company’s lease expense, which are included in rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease cost:
Operating lease cost	$2,830	$2,598
Variable lease cost	683	727
Total lease cost	$3,513	$3,325

9. Notes and Mortgages Payable

Notes Payable –

In February 2020, the Company obtained a $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (0.88% as of March 31, 2021), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of March 31, 2021, the Credit Facility had no outstanding balance, $0.3 million appropriated for letters of credit and the Company was in compliance with its covenants.

Mortgages Payable -

During the three months ended March 31, 2021, the Company repaid $12.3 million of mortgage debt (including fair market value adjustment of $0.1 million) that encumbered an operating property.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at January 1,	$15,784	$17,943
Fair value allocation to partnership interest (1)	2,068	-
Income	169	262
Distributions	(169)	(262)
Balance at March 31,	$17,852	$17,943

(1)

During January 2021, KIM RDC, LLC (“KIM RDC”), a wholly owned subsidiary of the Company, and KP Lancewood LLC (“KPR Member”) entered into a joint venture agreement wherein KIM RDC has a 100% controlling interest and KPR Member is entitled to a profit participation. The joint venture acquired two operating properties for a gross fair value of $104.0 million (see Footnote 3 of the Company’s Condensed Consolidated Financial Statements). This joint venture is accounted for as a consolidated VIE (see Footnote 11 of the Company’s Condensed Consolidated Financial Statements).

11. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at both March 31, 2021 and December 31, 2020, are 23 and 22 consolidated entities, respectively, that are VIEs, for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At March 31, 2021, total assets of these VIEs were $1.1 billion and total liabilities were $96.7 million. At December 31, 2020, total assets of these VIEs were $1.0 billion and total liabilities were $62.1 million.

The majority of the operations of these VIEs are funded with cash flows generated from the properties. The Company has not provided financial support to any of these VIEs that it was not previously contractually required to provide, which consists primarily of funding any capital expenditures, including tenant improvements, which are deemed necessary to continue to operate the entity and any operating cash shortfalls the entity may experience.

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

	As of March 31, 2021	As of December 31, 2020
Number of unencumbered VIEs	20	19
Number of encumbered VIEs	3	3
Total number of consolidated VIEs	23	22

Restricted Assets:
Real estate, net	$97.1	$97.7
Cash and cash equivalents	1.6	1.8
Accounts and notes receivable, net	1.6	1.9
Other assets	1.6	1.1
Total Restricted Assets	$101.9	$102.5

VIE Liabilities:
Mortgages payable, net	$36.2	$36.5
Operating lease liabilities	5.5	5.5
Other liabilities	55.0	20.1
Total VIE Liabilities	$96.7	$62.1

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1)	$5,045,868	$5,306,905	$5,044,208	$5,486,953
Mortgages payable, net (2)	$295,613	$297,860	$311,272	$312,933

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its unsecured revolving credit facility was classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2, as of March 31, 2021 and December 31, 2020, were $5.3 billion and $5.5 billion, respectively.

(2)	The Company determined that its valuation of its mortgages loan were classified within Level 3 of the fair value hierarchy.

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

The tables below present the Company’s financial assets measured at fair value on a recurring basis at  March 31, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2021	Level 1	Level 2	Level 3

Marketable equity securities	$767,989	$767,989	$-	$-

	Balance at December 31, 2020	Level 1	Level 2	Level 3

Marketable equity securities	$706,954	$706,954	$-	$-

Assets measured at fair value on a non-recurring basis at December 31, 2020 are as follows (in thousands):

	Balance at December 31, 2020	Level 1	Level 2	Level 3

Real estate	$24,899	$-	$-	$24,899
Other real estate investments	$5,464	$-	$-	$5,464

The Company’s estimated fair values of these properties were primarily based upon estimated sales prices, which were less than the carrying value of the assets, from signed contracts or letters of intent from third party offers. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

13. Incentive Plans

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020.  The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards.  At March 31, 2021, the Company had 8.5 million shares of common stock available for issuance under the 2020 Plan.

The Company accounts for equity awards in accordance with FASB’s Compensation – Stock Compensation guidance which requires that all share-based payments to employees, including restricted stock and performance shares, be recognized in the Condensed Consolidated Statements of Income over the service period based on their fair values. Fair value of performance awards are determined using the Monte Carlo method which is intended to estimate the fair value of the awards at the grant date. Fair value of restricted shares is calculated based on the price on the date of grant.

The Company recognized expenses associated with its equity awards of $6.5 million and $5.9 million for the three months ended March 31, 2021 and 2020, respectively.  As of March 31, 2021, the Company had $53.9 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.2 years.

14. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended
	March 31,
	2021	2020
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$131,588	$83,746
Earnings attributable to participating securities	(792)	(686)
Net income available to the Company’s common shareholders for basic earnings per share	130,796	83,060
Distributions on convertible units	9	-
Net income available to the Company’s common shareholders for diluted earnings per share	$130,805	$83,060

Weighted average common shares outstanding – basic	430,524	429,735
Effect of dilutive securities (1):
Equity awards	1,606	717
Assumed conversion of convertible units	134	53
Weighted average common shares outstanding – diluted	432,264	430,505

Net income available to the Company's common shareholders:
Basic earnings per share	$0.30	$0.19
Diluted earnings per share	$0.30	$0.19

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 0.8 million and 1.2 million stock options that were not dilutive as of March 31, 2021 and 2020, respectively.

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

As of March 31, 2021 and December 31, 2020
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	9,000	$225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		19,580	$489,500

Common Stock -

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended March 31, 2021. As of March 31, 2021, the Company had $224.9 million available under this share repurchase program.

Dividends Declared -

The following table provides a summary of the dividends declared per share:

	Three Months Ended March 31,
	2021	2020
Common Shares	$0.17000	$0.28000
Class L Depositary Shares	$0.32031	$0.32031
Class M Depositary Shares	$0.32813	$0.32813

16. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Surrender of restricted common stock	$9,092	$5,159
Declaration of dividends paid in succeeding period	$5,366	$126,473
Capital expenditures accrual	$36,062	$47,533
Lease liabilities arising from obtaining right-of-use assets	$553	$-
Allocation of fair value to noncontrollling interests	$2,068	$-
Purchase price fair value adjustment to prepaid rent	$15,620	$-

17. Subsequent Events

Pending Merger with Weingarten Realty Investors

On April 15, 2021, the Company and Weingarten Realty Investors (“Weingarten”) announced that they have entered into a definitive merger agreement under which Weingarten will merge with and into the Company, with the Company continuing as the surviving public company. The parties currently expect the transaction to close during the second half of 2021, subject to customary closing conditions, including the approval of both the Company and Weingarten shareholders.  This strategic transaction was unanimously approved by the Board of Directors of the Company and the Board of Trust Managers of Weingarten.  Under the terms of the merger agreement, each Weingarten common share will be converted into 1.408 newly issued shares of the Company’s common stock plus $2.89 in cash. Based on the closing stock price for the Company on April 14, 2021, this represents a total consideration of approximately $30.32 per Weingarten share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations and management’s ability to estimate the impact of such changes, (vi) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (vii) pandemics or other health crises, such as coronavirus disease 2019 (“COVID-19”), (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (ix) risks and uncertainties associated with the Company’s and Weingarten Realty Investor’s (“Weingarten”), ability to complete the acquisition on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary shareholder approvals and satisfaction of other closing conditions to consummate the acquisition; (x) the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the proposed transaction, (xi) risks related to diverting the attention of the Company and Weingarten management from ongoing business operations; failure to realize the expected benefits of the acquisition, (xii) significant transaction costs and/or unknown or inestimable liabilities, (xiii) the risk of shareholder litigation in connection with the proposed transaction, including resulting expense or delay; the risk that Weingarten’s business will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected, (xiv) the Company’s ability to obtain the expected financing to consummate the acquisition, (xv) risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the combined company following completion of the acquisition, (xvi) effects relating to the announcement of the acquisition or any further announcements or the consummation of the acquisition on the market price of the Company’s common stock or Weingarten’s common shares, (xvii) the possibility that, if the Company does not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline, (xviii) valuation and risks related to the Company’s joint venture and preferred equity investments, (xix) valuation of marketable securities and other investments, including the shares of Albertsons Companies, Inc. common stock held by the Company, (xx) increases in operating costs, (xxi) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xxii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xxiii) impairment charges, (xxiv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xxv) the risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2020. Accordingly, there is no assurance that the Company’s expectations will be realized.  The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that the Company files with the Securities and Exchange Commission (“SEC”).

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of March 31, 2021, the Company had interests in 398 U.S. shopping center properties, aggregating 69.8 million square feet of gross leasable area (“GLA”), located in 27 states. In addition, the Company had 122 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 6.7 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

The Company’s primary business objective is to be the premier owner and operators of open-air, grocery-anchored shopping centers and mixed-use assets in the U.S. The Company believes it can achieve this objective by:

●	increasing the value of its existing portfolio of properties and generating higher levels of portfolio growth;
●	increasing cash flows for reinvestment and/or for distribution to shareholders;
●	continuing growth in desirable demographic areas with successful retailers; and
●	increasing capital appreciation.

The Company further concentrated its business objectives to three main areas:

●	Sustainable Growth – Delivering consistent growth from a portfolio of well-located, essential-anchored shopping centers and mixed-use assets.
●	Financial Strength – Maintaining a strong balance sheet that will sustain dividend growth, with liquidity to be an opportunistic investor during periods of disruption.
●

Opportunistic Investment – Generating additional internal and external growth through accretive acquisitions, redevelopments and investments opportunities with retailers who have significant real estate holdings.

Pending Merger with Weingarten Realty Investors

On April 15, 2021, the Company and Weingarten Realty Investors (“Weingarten”) announced that they have entered into a definitive merger agreement (the "Merger Agreement") under which Weingarten will merge with and into the Company, with the Company continuing as the surviving public company (the “Merger”).  The Merger brings together two industry-leading retail real estate platforms with highly complementary portfolios, creating the preeminent open-air shopping center and mixed-use real estate owner in the country.  The increased scale in targeted growth markets, coupled with a broader pipeline of redevelopment opportunities, positions the combined company to create significant value for its shareholders.

Under the terms of the Merger Agreement, each Weingarten common share will be converted into 1.408 newly issued shares of the Company’s common stock plus $2.89 in cash.  Based on the closing stock price for the Company on April 14, 2021, this represents a total consideration of approximately $30.32 per Weingarten share.  The parties currently expect the transaction to close during the second half of 2021, subject to customary closing conditions, including the approval of both the Company and Weingarten shareholders.  This strategic transaction was unanimously approved by the Board of Directors of the Company and the Board of Trust Managers of Weingarten.

The Merger will create a national operating portfolio of 559 open-air grocery-anchored shopping centers and mixed-use assets comprising approximately 100 million square feet of gross leasable area.  These properties are primarily concentrated in the top major metropolitan markets in the United States.  The combined company is expected to benefit from increased scale and density in key Sun Belt markets, enhanced asset quality, tenant diversity, a larger redevelopment pipeline and a deleveraged balance sheet. As a result, the combined company should be uniquely positioned to drive further sustained growth in net operating income and asset value creation through continued strategic leasing and asset management.

COVID-19 Pandemic

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. The COVID-19 pandemic has significantly impacted the retail sector in which the Company operates. The majority of the Company’s tenants and their operations have been impacted, and may continue to be impacted.  Through the duration of the pandemic, a substantial number of tenants have had to temporarily or permanently close their business, shortened their operating hours or offer reduced services for some period of time.

The extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will continue to depend on future developments, which continue to be highly uncertain and cannot be predicted at this time, including new information that may emerge concerning the severity of COVID-19, the success of governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19, the distribution and effectiveness of vaccines, the impact of COVID-19 on economic activity, the effect of COVID-19 on the Company’s tenants and their businesses, the ability of tenants to make their rental payments and any additional closures of tenants’ businesses.

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

Since the outbreak of the COVID-19 pandemic, the Company’s shopping centers have remained open; however, as noted above, a substantial number of tenants had, or continue to have, temporarily or permanently closed their businesses. Others had, or continue to have, shortened their operating hours or offered reduced services. The Company has, and continues to have, worked with tenants to grant rent deferrals or forgiveness of rent on a tenant-by-tenant basis. The development and distribution of COVID vaccines throughout the country have assisted in allowing many restrictions to be lifted, providing a path to recovery. There have been additional improvements to the real estate industry as the pandemic continues to redefine the needs of consumers across the country.  There has been an increase in demand for warehouse space to satisfy fulfilment and distribution needs as well as certain retail spaces which provide essential goods such as grocers and pharmacies.

The Company continues to see an increase in collections of rental payments, however, the effects COVID-19 has had on its tenants is still heavily considered when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance, including the corresponding straight-line rent receivable. As of March 31, 2021, the Company’s consolidated accounts receivable balance was 50% potentially uncollectible, including receivables from tenants that are being accounted for on a cash basis, and 15% of the Company’s straight-line rent receivables were potentially uncollectible, also inclusive of tenants that are being accounted for on a cash basis.  These elevated reserves are primarily attributable to the impact from the COVID-19 pandemic. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation.  The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess the collectability of its tenant accounts receivables.  As such, the Company may determine that further adjustments to its accounts receivable may be required in the future, and such amounts may be material.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2021, as compared to the corresponding period in 2020 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020	Change
Revenues
Revenues from rental properties, net	$278,871	$286,004	$(7,133)
Management and other fee income	3,437	3,740	(303)
Operating expenses
Rent (1)	(3,035)	(2,835)	(200)
Real estate taxes	(38,936)	(39,652)	716
Operating and maintenance (2)	(46,520)	(42,408)	(4,112)
General and administrative (3)	(24,478)	(21,017)	(3,461)
Impairment charges	-	(2,974)	2,974
Depreciation and amortization	(74,876)	(69,397)	(5,479)
Gain on sale of properties	10,005	3,847	6,158
Other income/(expense)
Other income, net	3,357	1,245	2,112
Gain/(loss) on marketable securities, net	61,085	(4,667)	65,752
Interest expense	(47,716)	(46,060)	(1,656)
Provision for income taxes, net	(1,308)	(43)	(1,265)
Equity in income of joint ventures, net	17,752	13,648	4,104
Equity in income of other real estate investments, net	3,787	10,958	(7,171)
Net income attributable to noncontrolling interests	(3,483)	(289)	(3,194)
Preferred dividends	(6,354)	(6,354)	-
Net (loss)/income available to the Company's common shareholders	$131,588	$83,746	$47,842
Net (loss)/income available to the Company's common shareholders:
Diluted per common share	$0.30	$0.19	$0.11

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
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

Net income available to the Company’s common shareholders was $131.6 million for the three months ended March 31, 2021, as compared to $83.7 million for the comparable period in 2020. On a diluted per common share basis, net income available to the Company for the three months ended March 31, 2021 was $0.30 as compared to $0.19 for the comparable period in 2020.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Income, that the Company believes changed significantly and affected Net income available to the Company's common shareholders during the three months ended March 31, 2021, as compared to the corresponding period in 2020:

Revenues from rental properties, net –

The decrease in Revenues from rental properties, net of $7.1 million for the three months ended March 31, 2021, as compared to the corresponding period in 2020, is primarily from (i) a net decrease in revenues from tenants, including straight-line rental income, primarily due to rent relief provided in association with the COVID-19 pandemic and tenant vacancies for the three months ended March 31, 2021 of $12.9 million, as compared to the corresponding period in 2020 and (ii) a decrease in revenues of $0.6 million due to properties sold during 2021 and 2020, partially offset by (iii) an increase in lease termination fee income for the three months ended March 31, 2021 of $4.8 million, as compared to the corresponding period in 2020 and (iv) an increase in revenues of $1.6 million due to property acquisitions during 2021.

Operating and maintenance –

The increase in Operating and maintenance expense of $4.1 million for the three months ended March 31, 2021, as compared to the corresponding period in 2020, is primarily due to an increase in snow removal costs and security and property maintenance services.

General and administrative –

The increase in General and administrative expense of $3.5 million for the three months ended March 31, 2021, as compared to the corresponding period in 2020, is primarily due to (i) a decrease of $1.6 million in payroll capitalization due to less active development and redevelopment projects during the three months ended March 31, 2021, as compared to the corresponding period in 2020 and (ii) an increase of $1.9 million due to the fluctuations in value of various directors’ deferred stock.

Impairment charges –

During the three months ended March 31, 2020, the Company recognized impairment charges related to adjustments to property carrying values of $3.0 million, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Depreciation and amortization –

The increase in Depreciation and amortization of $5.5 million for the three months ended March 31, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase of $2.7 million due to depreciation commencing on certain development and redevelopment projects that were placed into service during 2021 and 2020, (ii) an increase of $2.2 million in write-offs of depreciable assets primarily due to tenant vacates during the three months ended March 31, 2021, as compared to the corresponding period in 2020 and (iii) an increase of $0.6 million resulting from property acquisitions during 2021.

Gain on sale of properties –

During the three months ended March 31, 2021, the Company disposed of an operating property and four parcels, in separate transactions, for an aggregate sales price of $23.0 million, which resulted in aggregate gains of $10.0 million. During the three months ended March 31, 2020, the Company disposed of an operating property for a sales price of $13.5 million, which resulted in a gain of $3.8 million.

Gain/(loss) on marketable securities, net –

The gain on marketable securities, net of $61.1 million for the three months ended March 31, 2021, as compared to the loss on marketable securities, net of $4.7 million for corresponding period in 2020, is primarily the result of the mark-to-market fluctuations of the Company’s Albertsons Companies, Inc. (“ACI”) investment, which had its initial public offering (“IPO”) in June 2020. This offering resulted in the Company changing the classification of its ACI investment from a cost method investment to a marketable security.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $4.1 million for the three months ended March 31, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase in net gains of $4.7 million resulting from the sale of properties within various joint venture investments during the three months ending March 31, 2021, as compared to the corresponding period in 2020, partially offset by (ii) lower equity in income of $0.6 million within various joint venture investments during 2021, as compared to the corresponding period in 2020, primarily resulting from the sale of properties within various joint venture investments during 2021 and 2020.

Equity in income of other real estate investments, net –

The decrease in Equity in income of other real estate investments, net of $7.2 million for the three months ended March 31, 2021, as compared to the corresponding period in 2020, is primarily due to a decrease in profit participation from the sale of properties within the Company’s Preferred Equity Program during 2021, as compared to the corresponding period in 2020.

Net income attributable to noncontrolling interests –

The increase in Net income attributable to noncontrolling interests of $3.2 million for the three months ended March 31, 2021, as compared to the corresponding period in 2020, is primarily due to an increase in net gain on sale of properties during the three months ended March 31, 2021, as compared to the corresponding period in 2020.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of March 31, 2021, the Company had interests in 398 U.S. shopping center properties, aggregating 69.8 million square feet of gross leasable area (“GLA”), located in 27 states.  At March 31, 2021, the Company’s five largest tenants were TJX Companies, Home Depot, Ahold Delhaize USA, Albertsons and PetSmart, which represented 4.0%, 2.6%, 2.1%, 2.0% and 2.0%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Three months ended March 31,
	2021	2020
Cash and cash equivalents, beginning of the period	$293,188	$123,947
Net cash flow provided by operating activities	148,371	155,249
Net cash flow used for investing activities	(83,924)	(66,553)
Net cash flow (used for)/provided by financing activities	(103,783)	239,153
Net change in cash and cash equivalents	(39,336)	327,849
Cash and cash equivalents, end of the period	$253,852	$451,796

Operating Activities

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility and the issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, all of which are highly uncertain and cannot be predicted, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic.

Net cash flow provided by operating activities for the three months ended March 31, 2021 was $148.4 million, as compared to $155.2 million for the comparable period in 2020. The decrease of $6.8 million is primarily attributable to:

●	a decrease in distributions from the Company’s joint ventures programs;
●	rent relief provided to tenants as a result of the COVID-19 pandemic; and
●	the disposition of operating properties in 2021 and 2020; partially offset by
●	new leasing, expansion and re-tenanting of core portfolio properties;
●	changes in operating assets and liabilities due to timing of receipts and payments; and
●	the acquisition of operating properties during 2021 and 2020.

Investing Activities

Net cash flow used for investing activities was $83.9 million for the three months ended March 31, 2021, as compared to net cash flow used for investing activities of $66.6 million for the comparable period in 2020.

Investing activities during the three months ended March 31, 2021 primarily consisted of:

Cash inflows:

●	$22.2 million in proceeds from the sale of a consolidated operating property and four parcels..

Cash outflows:

●	$84.3 million for the acquisition of two consolidated operating properties;
●	$20.6 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline; and
●	$2.2 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company's joint venture portfolio, and investments in other real estate investments, primarily related to repayment of a mortgage within the Company's Preferred Equity Program.

Investing activities during the three months ended March 31, 2020 primarily consisted of:

Cash inflows:

●	$13.3 million in proceeds from the sale of a consolidated operating property; and
●	$2.5 million in proceeds from insurance casualty claims.

Cash outflows:

●	$71.6 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●	$7.1 million for the acquisition of operating real estate; and
●

$5.8 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio, and investments in other real estate investments, primarily related to repayment of a mortgage within the Company’s Preferred Equity Program.

Acquisition of Operating Real Estate –

During the three months ended March 31, 2021 and 2020, the Company expended $84.3 million and $7.1 million, respectively, towards the acquisition of operating real estate properties. The Company anticipates spending approximately $25.0 million to $50.0 million towards the acquisition of operating properties for the remainder of 2021, excluding amounts expended in connection with the Merger (see Footnote 17 to the Notes to the Company’s Condensed Consolidated Financial Statements). The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company’s Credit Facility.

Improvements to Operating Real Estate –

During the three months ended March 31, 2021 and 2020, the Company expended $20.6 million and $55.0 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Three months ended March 31,
	2021	2020
Redevelopment and renovations	$12,908	$43,871
Tenant improvements and tenant allowances	7,661	11,102
Total improvements (1)	$20,569	$54,973

(1)

During the three months ended March 31, 2021 and 2020, the Company capitalized payroll of $1.5 million and $2.6 million, respectively, and capitalized interest of $0.3 million and $2.4 million, respectively, in connection with the Company’s improvements to operating real estate.

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

The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2021 will be approximately $75.0 million to $125.0 million, which does not include any amounts that may result from the Merger (see Footnote 17 to the Notes to the Company’s Condensed Consolidated Financial Statements). The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $103.8 million for the three months ended March 31, 2021, as compared to $239.2 million for the comparable period in 2020.

Financing activities during the three months ended March 31, 2021 primarily consisted of:

Cash outflows:

●	$80.0 million of dividends paid;
●	$14.9 million in principal payment on debt, including normal amortization of rental property debt; and
●	$9.1 million in shares repurchased for employee tax withholding on equity awards.

Financing activities during the three months ended March 31, 2020 primarily consisted of:

 ‐

Cash inflows:

●	$475.0 million in proceeds from borrowings under the Company’s unsecured revolving Credit Facility, net.

Cash outflows:

●	$127.3 million of dividends paid;
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

Debt maturities for the remainder of 2021 consist of: $125.7 million of consolidated debt; $54.9 million of unconsolidated joint venture debt and $19.9 million of debt included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available. The 2021 consolidated debt maturities are anticipated to be repaid with operating cash flows and borrowings from the Credit Facility.  The 2021 debt maturities on properties in the Company’s unconsolidated joint ventures and Preferred Equity Program are anticipated to be repaid through operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain or improve its unsecured debt ratings.  The Company may, from time to time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

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

During February 2021, the Company filed a shelf registration statement on Form S-3, which is effective for a term of three years, for the future unlimited offerings, from time to time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants. The Company, pursuant to this shelf registration statement may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

Common Stock –

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended March 31, 2021. As of March 31, 2021, the Company had $224.9 million available under this share repurchase program.

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of March 31, 2021
Consolidated Indebtedness to Total Assets	<65%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	8.3x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.6x

For a full description of the various indenture covenants, refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; and the Seventh Supplemental Indenture dated as of April 24, 2014, each as filed with the SEC. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2020 for specific filing information.

Credit Facility –

In February 2020, the Company obtained a $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (0.88% as of March 31, 2021), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of March 31, 2021, the Credit Facility had no outstanding balance, $0.3 million appropriated for letters of credit and the Company was in compliance with its covenants.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of March 31, 2021
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	46%
Total Priority Indebtedness to GAV	<35%	1%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.6x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.3x

For a full description of the Credit Facility’s covenants, refer to the Amended and Restated Credit Agreement dated as of February 27, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2020.

Mortgages and Construction Loan Payable –

During the three months ended March 31, 2021, the Company repaid $12.3 million of mortgage debt (including fair market value adjustment of $0.1 million) that encumbered an operating property.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties and construction loan financing to partially fund the capital needs of its real estate development projects. As of March 31, 2021, the Company had over 330 unencumbered property interests in its portfolio.

COVID-19 –

As the COVID-19 pandemic continues to evolve, an uncertainty remains in relation to the long-term economic impact it will have. As a result, the Company has focused on creating a strong liquidity position, including, but not limited to, maintaining availability under its Credit Facility, cash and cash equivalents on hand and having access to unencumbered property interests.

The Company continues to monitor the impact of COVID-19 on the Company’s business, tenants and industry as a whole. The magnitude and duration of the COVID-19 pandemic and its impact on the Company’s operations and liquidity is uncertain as of the filing date of this Quarterly Report on Form 10-Q as this pandemic continues to evolve globally and within the United States. However, if the COVID-19 pandemic continues, such impacts could grow, become material and materially disrupt the Company’s business operations and materially adversely affect the Company’s liquidity.

Dividends –

The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio that reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for common and preferred issuances of stock for the three months ended March 31, 2021 and 2020 were $80.0 million and $127.3 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s Board of Directors will continue to monitor the impact the COVID-19 pandemic has on the Company's financial performance and economic outlook. The Company’s objective is to establish a dividend level which maintains compliance with the Company’s REIT taxable income distribution requirements. On February 22, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per common share payable to shareholders of record on March 10, 2021, which was paid on March 24, 2021. On April 27, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per common share payable to shareholders of record on June 9, 2021, which is scheduled to be paid on June 23, 2021.

The Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M). All dividends on preferred shares were paid on April 15, 2021, to shareholders of record on April 1, 2021. Additionally, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M). All dividends on the preferred shares are scheduled to be paid on July 15, 2021, to shareholders of record on July 1, 2021.

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

	Three Months Ended March 31,
	2021	2020
Net income available to the Company’s common shareholders	$131,588	$83,746
Gain on sale of properties	(10,005)	(3,847)
Gain on sale of joint venture properties	(5,283)	(18)
Depreciation and amortization - real estate related	74,113	68,707
Depreciation and amortization - real estate joint ventures	10,007	10,564
Impairment charges	1,068	3,441
Profit participation from other real estate investments, net	195	(6,283)
(Gain)/loss on marketable securities, net	(61,085)	4,667
Provision for income taxes (1)	1,046	1
Noncontrolling interests (1)	2,626	(505)
FFO available to the Company’s common shareholders	$144,270	$160,473
Weighted average shares outstanding for FFO calculations:
Basic	430,524	429,735
Units	654	638
Dilutive effect of equity awards	1,606	717
Diluted (2)	432,784	431,090

FFO per common share – basic	$0.34	$0.37
FFO per common share – diluted (2)	$0.33	$0.37

(1)	Related to gains, impairments, and depreciation on properties, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $97 and $160 for the three months ended March 31, 2021 and 2020, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income available to the Company’s common shareholders	$131,588	$83,746
Adjustments:
Management and other fee income	(3,437)	(3,740)
General and administrative	24,478	21,017
Impairment charges	-	2,974
Depreciation and amortization	74,876	69,397
Gain on sale of properties	(10,005)	(3,847)
Interest and other expense, net	44,359	44,815
(Gain)/loss on marketable securities, net	(61,085)	4,667
Provision for income taxes, net	1,308	43
Equity in income of other real estate investments, net	(3,787)	(10,958)
Net income attributable to noncontrolling interests	3,483	289
Preferred dividends	6,354	6,354
Non same property net operating income	(15,039)	(16,282)
Non-operational expense from joint ventures, net	11,963	19,014
Same property NOI	$205,056	$217,489

Same property NOI decreased by $12.4 million or 5.7% for the three months ended March 31, 2021, as compared to the corresponding period in 2020. This change is primarily the result of a reduction of revenue associated with rent waivers, potentially uncollectible revenues and disputed amounts.

Leasing Activity

During the three months ended March 31, 2021, the Company executed 262 leases totaling over 2.3 million square feet in the Company’s consolidated operating portfolio comprised of 96 new leases and 166 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $18.9 million or $34.22 per square foot. These costs include $13.9 million of tenant improvements and $5.0 million of external leasing commissions. The average rent per square foot for (i) new leases was $22.18 and (ii) renewals and options was $14.99.

Tenant Lease Expirations

At March 31, 2021, the Company has a total of 5,264 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	175	504	$11,487	1.4%
2021	413	2,196	$38,140	4.7%
2022	802	5,204	$93,466	11.5%
2023	738	5,766	$98,818	12.1%
2024	673	5,109	$94,217	11.6%
2025	625	5,255	$94,322	11.6%
2026	470	6,256	$89,401	11.0%
2027	270	3,741	$56,674	7.0%
2028	320	3,383	$61,164	7.5%
2029	251	2,679	$47,301	5.8%
2030	206	1,708	$33,119	4.1%
2031	160	1,215	$25,487	3.1%

(1)	Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of March 31, 2021, with corresponding weighted average interest rates sorted by maturity date. The Company had no variable rate debt outstanding at March 31, 2021. The table does not include extension options where available (amounts in millions).

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$125.7	$145.8	$12.0	$7.8	$-	$4.3	$295.6	$297.9
Average Interest Rate	5.42%	4.05%	3.23%	6.73%	-	7.08%	4.71%

Unsecured Debt
Fixed Rate	$-	$498.3	$348.9	$398.0	$497.6	$3,303.1	$5,045.9	$5,306.9
Average Interest Rate	-	3.40%	3.13%	2.70%	3.30%	3.42%	3.33%

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties taken as a whole, or which is not covered by the Company's liability insurance.

Item 1A.  Risk Factors.

Except as set forth below, as of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Relating to the Merger

The Merger may not be completed on the terms or timeline currently contemplated, or at all.

Although the Company and Weingarten have entered into a definitive Merger Agreement on April 15, 2021 under which Weingarten will merge with and into the Company, the completion of the Merger is subject to certain conditions, including:

(1)	approval of the Company's stockholders and Weingarten's stockholders of the Merger in separate stockholder meetings;
(2)	approval for listing on the NYSE of the common stock of the Company to be issued in connection with the Merger;
(3)

effectiveness of the registration statement for our shares being issued pursuant to the Merger and such registration statement not being the subject of any stop order or proceeding seeking a stop order;

(4)	no injunction or law prohibiting the Merger;
(5)	accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications;
(6)	material compliance with each party’s covenants; and
(7)

receipt by each of Weingarten and the Company of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code and of an opinion that each of Weingarten and the Company qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Neither Weingarten nor the Company can provide assurances that the Merger will be consummated on the terms or timeline currently contemplated, or at all.

Our stockholders may be diluted by the Merger.

The Merger may dilute the ownership position of our stockholders. Upon completion of the Merger, our legacy stockholders will own approximately 71% of the issued and outstanding shares of our common stock, and legacy Weingarten stockholders will own approximately 29% of the issued and outstanding shares of our common stock. Consequently, our stockholders may have less influence over our management and policies after the effective time of the Merger than they currently exercise over our management and policies.

Failure to complete the Merger could adversely affect our stock price and our future business and financial results.

If the Merger is not completed, our ongoing businesses may be adversely affected and we will be subject to numerous risks, including the following:

●	upon termination of the Merger Agreement under specified circumstances, Weingarten may be required to pay the Company a termination fee of $115.0 million;
●

we are paying substantial costs relating to the Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration preparation costs that have already been incurred or will continue to be incurred until the closing of the Merger;

●	our management focusing on the Merger instead of on pursuing other opportunities that could be beneficial to the Company without realizing any of the benefits of having the Merger completed; and
●	reputational harm due to the adverse perception of any failure to successfully complete the Merger.

If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize or will not materially affect the business, financial results and our stock prices.

The pendency of the Merger could adversely affect the business and operations of the Company and Weingarten.

In connection with the pending Merger, some of our and Weingarten’s tenants or vendors may delay or defer decisions, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of the Company and Weingarten, regardless of whether the Merger is completed. Similarly, current and prospective employees of the Company and Weingarten may experience uncertainty about their future roles with the Company following the Merger, which may materially adversely affect our and Weingarten’s ability to attract and retain key personnel during the pendency of the Merger. In addition, due to interim operating covenants in the Merger Agreement, we and Weingarten may be unable (without the other party’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

Risks Relating to the Company after Completion of the Merger

We expect to incur substantial expenses related to the Merger.

We expect to incur substantial expenses in completing the Merger and integrating the business, operations, networks, systems, technologies, policies and procedures of the Company and Weingarten. There are a large number of processes that must be integrated in the merger, including leasing, billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While we and Weingarten have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses.

Our stockholders may be diluted by the Merger and the trading price of shares of the combined company may be affected by factors different from those affecting the price of shares of our common stock before the Merger

The Merger may dilute the ownership position of our stockholders. Upon completion of the Merger, our legacy stockholders will own approximately 71% of the issued and outstanding shares of our common stock, and legacy Weingarten stockholders will own approximately 29% of the issued and outstanding shares of our common stock. Consequently, our stockholders may have less influence over our management and policies after the effective time of the Merger than they currently exercise over our management and policies. The results of our operations and the trading price of our common stock after the Merger may also be affected by factors different from those currently affecting our results of operations and the trading prices of our common stock. For example, some of our and Weingarten’s existing institutional investors may elect to decrease their ownership in the combined company. Accordingly, the historical trading prices and financial results of the Company and Weingarten may not be indicative of these matters for the combined company after the Merger.

Following the Merger, we may be unable to integrate the business of Weingarten successfully or realize the anticipated synergies and related benefits of the Merger or do so within the anticipated time frame.

The Merger involves the combination of two companies which currently operate as independent public companies. We will be required to devote significant management attention and resources to integrating the business practices and operations of Weingarten. Potential difficulties we may encounter in the integration process include the following:

●

the inability to successfully combine the businesses of the Company and Weingarten in a manner that permits the Company to achieve the cost savings anticipated to result from the Merger, which would result in some anticipated benefits of the Merger not being realized in the time frame currently anticipated, or at all;

●	the inability to successfully realize the anticipated value from some of Weingarten’s assets, particularly from the redevelopment projects;
●	lost sales and tenants as a result of certain tenants of either of the Company or Weingarten deciding not to continue to do business with the combined company;
●	the complexities associated with integrating personnel from the two companies;
●	the additional complexities of combining two companies with different histories, cultures, markets, strategies and customer bases;
●	the failure by the Company to retain key employees of either of the two companies;
●	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and
●	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Company to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business and financial results.

Following the Merger, we will have a substantial amount of indebtedness and may need to incur more in the future.

We have substantial indebtedness and, in connection with the Merger, will incur additional indebtedness. The incurrence of new indebtedness could have adverse consequences on our business following the Merger, such as:

●

requiring the Company to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, and other general corporate purposes and reduce cash for distributions;

●	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures, or other debt service requirements or for other purposes;
●	increasing our costs of incurring additional debt;
●	increasing our exposure to floating interest rates;
●	limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
●	restricting the Company from making strategic acquisitions, developing properties, or exploiting business opportunities;
●	restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;
●

exposing the Company to potential events of default (if not cured or waived) under covenants contained in our debt instruments that could have a material adverse effect on our business, financial condition, and operating results;

●	increasing our vulnerability to a downturn in general economic conditions; and
●	limiting our ability to react to changing market conditions in its industry.

The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition, and liquidity.

Counterparties to certain agreements with the Company or Weingarten may exercise their contractual rights under such agreements in connection with the Merger.

We and Weingarten are each party to certain agreements that give the counterparty certain rights following a “change in control,” including in some cases the right to terminate such agreements. Under some such agreements, for example certain debt obligations, the Merger may constitute a change in control and therefore the counterparty may exercise certain rights under the agreement upon the closing of the Merger. Any such counterparty may request modifications of its respective agreements as a condition to granting a waiver or consent under its agreement. There is no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available, that the exercise of any such rights will not result in a material adverse effect or that any modifications of such agreements will not result in a material adverse effect to the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2021, the Company repurchased 519,127 shares for an aggregate purchase price of $9.1 million (weighted average price of $17.50 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans.

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended March 31, 2021. As of March 31, 2021, the Company had $224.9 million available under this share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2021 – January 31, 2021	75,847	$15.16	-	$224.9
February 1, 2021 – February 28, 2021	441,944	17.89	-	224.9
March 1, 2021 – March 31, 2021	1,336	19.13	-	224.9
Total	519,127	$17.50	-

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

KIMCO REALTY CORPORATION

April 30, 2021	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

April 30, 2021	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer