Form 10-Q
period 2021-06-30
KIMCO REALTY CORP
filed 2021-07-30
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 21, 2021, the registrant had 433,513,481 shares of common stock outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	June 30, 2021	December 31, 2020
Assets:
Real estate, net of accumulated depreciation and amortization of $2,784,417 and $2,717,114, respectively	$9,263,542	$9,346,041
Real estate under development	5,672	5,672
Investments in and advances to real estate joint ventures	595,283	590,694
Other real estate investments	141,536	117,140
Cash and cash equivalents	230,062	293,188
Marketable securities	792,136	706,954
Accounts and notes receivable, net	200,121	219,248
Operating lease right-of-use assets, net	99,924	102,369
Other assets	230,646	233,192
Total assets (1)	$11,558,922	$11,614,498

Liabilities:
Notes payable, net	$5,047,529	$5,044,208
Mortgages payable, net	167,976	311,272
Dividends payable	5,366	5,366
Operating lease liabilities	94,492	96,619
Other liabilities	455,560	470,995
Total liabilities (2)	5,770,923	5,928,460
Redeemable noncontrolling interests	15,784	15,784

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 19,580 shares; Aggregate liquidation preference $489,500	20	20
Common stock, $.01 par value, authorized 750,000,000 shares; Issued and outstanding 433,516,714 and 432,518,743 shares, respectively	4,335	4,325
Paid-in capital	5,771,179	5,766,511
Cumulative distributions in excess of net income	(68,265)	(162,812)
Total stockholders' equity	5,707,269	5,608,044
Noncontrolling interests	64,946	62,210
Total equity	5,772,215	5,670,254
Total liabilities and equity	$11,558,922	$11,614,498

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2021 and December 31, 2020 of $101,807 and $102,482, respectively. See Footnote 11 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at June 30, 2021 and December 31, 2020 of $60,723 and $62,076, respectively. See Footnote 11 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues
Revenues from rental properties, net	$285,732	$235,961	$564,603	$521,965
Management and other fee income	3,284	2,955	6,721	6,695
Total revenues	289,016	238,916	571,324	528,660

Operating expenses
Rent	(2,993)	(2,827)	(6,028)	(5,662)
Real estate taxes	(39,594)	(38,678)	(78,530)	(78,330)
Operating and maintenance	(46,897)	(38,940)	(93,417)	(81,348)
General and administrative	(24,754)	(22,504)	(49,232)	(43,521)
Impairment charges	(104)	(138)	(104)	(3,112)
Merger charges	(3,193)	-	(3,193)	-
Depreciation and amortization	(72,573)	(73,559)	(147,449)	(142,956)
Total operating expenses	(190,108)	(176,646)	(377,953)	(354,929)

Gain on sale of properties	18,861	1,850	28,866	5,697

Operating income	117,769	64,120	222,237	179,428

Other income/(expense)
Other income, net	1,782	49	5,139	1,293
Gain on marketable securities, net	24,297	526,243	85,382	521,577
Gain on sale of cost method investment	-	190,832	-	190,832
Interest expense	(46,812)	(48,015)	(94,528)	(94,075)
Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other real estate investments, net	97,036	733,229	218,230	799,055

Provision for income taxes, net	(1,275)	(51)	(2,583)	(94)
Equity in income of joint ventures, net	16,318	10,158	34,070	23,806
Equity in income of other real estate investments, net	5,039	4,782	8,826	15,740

Net income	117,118	748,118	258,543	838,507

Net income attributable to noncontrolling interests	(421)	(225)	(3,904)	(514)

Net income attributable to the Company	116,697	747,893	254,639	837,993

Preferred dividends	(6,354)	(6,354)	(12,708)	(12,708)

Net income available to the Company's common shareholders	$110,343	$741,539	$241,931	$825,285

Per common share:
Net income available to the Company's common shareholders:
-Basic	$0.25	$1.71	$0.56	$1.91
-Diluted	$0.25	$1.71	$0.56	$1.90

Weighted average shares:
-Basic	431,011	429,967	430,769	429,851
-Diluted	432,489	431,170	432,430	431,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended June 30, 2021 and 2020

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess of Net	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at April 1, 2020	$(942,031)	20	$20	432,525	$4,325	$5,747,277	$4,809,591	$62,878	$4,872,469
Contributions from noncontrolling interests	-	-	-	-	-	-	-	109	109
Net income	747,893	-	-	-	-	-	747,893	225	748,118
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(343)	(343)
Dividends declared to common and preferred shares	(6,354)	-	-	-	-	-	(6,354)	-	(6,354)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(344)	(344)
Surrender of restricted common stock	-	-	-	(21)	-	(166)	(166)	-	(166)
Amortization of equity awards	-	-	-	-	-	5,395	5,395	-	5,395
Acquisition of noncontrolling interests	-	-	-	-	-	152	152	(662)	(510)
Balance at June 30, 2020	$(200,492)	20	$20	432,504	$4,325	$5,752,658	$5,556,511	$61,863	$5,618,374

Balance at April 1, 2021	$(104,909)	20	$20	433,448	$4,334	$5,763,868	$5,663,313	$65,154	$5,728,467
Net income	116,697	-	-	-	-	-	116,697	421	117,118
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(7)	(7)
Dividends declared to common and preferred shares	(80,053)	-	-	-	-	-	(80,053)	-	(80,053)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(622)	(622)
Surrender of restricted common stock	-	-	-	(27)	-	(154)	(154)	-	(154)
Exercise of common stock options	-	-	-	96	1	1,809	1,810	-	1,810
Amortization of equity awards	-	-	-	-	-	5,656	5,656	-	5,656
Balance at June 30, 2021	$(68,265)	20	$20	433,517	$4,335	$5,771,179	$5,707,269	$64,946	$5,772,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

(in thousands)

	Cumulative Distributions in Excess of Net	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at January 1, 2020	$(904,679)	20	$20	431,815	$4,318	$5,765,233	$4,864,892	$64,015	$4,928,907
Contributions from noncontrolling interests	-	-	-	-	-	-	-	109	109
Net income	837,993	-	-	-	-	-	837,993	514	838,507
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(605)	(605)
Dividends declared to common and preferred shares	(133,806)	-	-	-	-	-	(133,806)	-	(133,806)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(899)	(899)
Issuance of common stock	-	-	-	921	9	(9)	-	-	-
Surrender of restricted common stock	-	-	-	(295)	(3)	(5,322)	(5,325)	-	(5,325)
Exercise of common stock options	-	-	-	63	1	980	981	-	981
Amortization of equity awards	-	-	-	-	-	11,124	11,124	-	11,124
Acquisition of noncontrolling interests	-	-	-	-	-	(19,348)	(19,348)	(1,271)	(20,619)
Balance at June 30, 2020	$(200,492)	20	$20	432,504	$4,325	$5,752,658	$5,556,511	$61,863	$5,618,374

Balance at January 1, 2021	$(162,812)	20	$20	432,519	$4,325	$5,766,511	$5,608,044	$62,210	$5,670,254
Net income	254,639	-	-	-	-	-	254,639	3,904	258,543
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(176)	(176)
Dividends declared to common and preferred shares	(160,092)	-	-	-	-	-	(160,092)	-	(160,092)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(992)	(992)
Issuance of common stock	-	-	-	1,442	14	(14)	-	-	-
Surrender of restricted common stock	-	-	-	(548)	(5)	(9,241)	(9,246)	-	(9,246)
Exercise of common stock options	-	-	-	104	1	1,969	1,970	-	1,970
Amortization of equity awards	-	-	-	-	-	11,954	11,954	-	11,954
Balance at June 30, 2021	$(68,265)	20	$20	433,517	$4,335	$5,771,179	$5,707,269	$64,946	$5,772,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020

Cash flow from operating activities:
Net income	$258,543	$838,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,449	142,956
Impairment charges	104	3,112
Equity award expense	12,271	11,482
Gain on sale of properties	(28,866)	(5,697)
Gain on marketable securities, net	(85,382)	(521,577)
Gain on sale of cost method investment	-	(190,832)
Equity in income of joint ventures, net	(34,070)	(23,806)
Equity in income of other real estate investments, net	(8,826)	(15,740)
Distributions from joint ventures and other real estate investments	37,080	55,828
Change in accounts and notes receivable, net	19,127	(31,461)
Change in accounts payable and accrued expenses	5,587	(977)
Change in other operating assets and liabilities, net	(29,346)	(24,348)
Net cash flow provided by operating activities	293,671	237,447

Cash flow from investing activities:
Acquisition of operating real estate	(84,312)	(7,073)
Improvements to operating real estate	(66,342)	(110,826)
Improvements to real estate under development	-	(22,358)
Proceeds from sale of marketable securities	201	906
Proceeds from sale of cost method investment	-	227,521
Investments in and advances to real estate joint ventures	(5,698)	(8,006)
Reimbursements of investments in and advances to real estate joint ventures	3,368	1,737
Investments in and advances to other real estate investments	(55,713)	(1,278)
Reimbursements of investments in and advances to other real estate investments	32,780	-
Investment in other financing receivable	(397)	-
Collection of mortgage loans receivable	93	77
Proceeds from sale of properties	130,138	13,447
Proceeds from insurance casualty claims	-	2,450
Net cash flow (used for)/provided by investing activities	(45,882)	96,597

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(136,222)	(88,426)
Principal payments on rental property debt	(5,011)	(5,440)
Proceeds from the unsecured revolving credit facility, net	-	(200,000)
Proceeds from issuance of unsecured term loan	-	590,000
Repayments of unsecured term loan	-	(265,000)
Financing origination costs	-	(6,422)
Contributions from noncontrolling interests	-	109
Redemption/distribution of noncontrolling interests	(3,225)	(22,123)
Dividends paid	(160,092)	(254,716)
Proceeds from issuance of stock, net	1,970	981
Shares repurchased for employee tax withholding on equity awards	(9,225)	(5,313)
Change in tenants' security deposits	890	46
Net cash flow used for financing activities	(310,915)	(256,304)

Net change in cash and cash equivalents	(63,126)	77,740
Cash and cash equivalents, beginning of the period	293,188	123,947
Cash and cash equivalents, end of the period	$230,062	$201,687

Interest paid during the period (net of capitalized interest of $417 and $8,879, respectively)	$96,097	$91,502

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

COVID-19 Pandemic –

The coronavirus disease 2019 (“COVID-19”) pandemic continues to impact the retail real estate industry for both landlords and tenants. The extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will continue to depend on future developments, which are uncertain at this time. The Company’s business, operations and financial results will depend on numerous evolving factors, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be, taken in response to the pandemic, the distribution and effectiveness of vaccines, impacts on economic activity from the pandemic and actions taken in response, the effects of the pandemic on the Company’s tenants and their businesses, the ability of tenants to make their rental payments, additional closures of tenants’ businesses and impacts of opening and reclosing of communities in response to the increase in positive COVID-19 cases. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators. In addition, the Company will continue to monitor for any material or adverse effects resulting from the COVID-19 pandemic. If the Company has determined that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

The development and distribution of COVID-19 vaccines has assisted in allowing many restrictions to be lifted, providing a path to recovery. The U.S. economy continues to build upon the reopening trend as businesses reopen to full capacity and stimulus is flowing through to the consumer. The overall economy continues to recover but several issues including the lack of qualified employees, inflation risk, supply chain bottlenecks and COVID-19 variants have impacted the pace of the recovery.

Although the Company continues to see an increase in collections of rental payments, the effects COVID-19 have had on its tenants are still heavily considered when evaluating the collectability of the tenant's total accounts receivable balance, including the corresponding straight-line rent receivable. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation.

Pending Merger with Weingarten Realty Investors

On April 15, 2021, the Company and Weingarten Realty Investors (“Weingarten”) announced that they have entered into a definitive merger agreement (the "Merger Agreement") under which Weingarten will merge with and into the Company, with the Company continuing as the surviving public company (the "Merger").  This strategic transaction was unanimously approved by the Board of Directors of the Company and the Board of Trust Managers of Weingarten.  Under the terms of the Merger Agreement, each Weingarten common share will be converted into 1.408 newly issued shares of the Company’s common stock plus $2.89 in cash, subject to certain adjustments specified in the Merger Agreement.

On July 15, 2021, Weingarten’s Board of Trust Managers declared a special cash distribution of $0.69 per Weingarten common share (the “Special Distribution”) payable on August 2, 2021 to shareholders of record on July 28, 2021.  The Special Distribution is being paid in connection with the anticipated Merger and to satisfy the REIT taxable income distribution requirements.  Under the terms of the Merger Agreement, Weingarten’s payment of the Special Distribution adjusts the cash consideration to be paid by the Company at the closing of the Merger from $2.89 per Weingarten common share to $2.20 per Weingarten common share, and does not affect the payment of the share consideration of 1.408 newly issued shares of Company common stock for each Weingarten common share owned immediately prior to the effective time of the Merger.  During the six months ended June 30, 2021, the Company incurred costs of $3.2 million associated with its pending merger with Weingarten.  These charges are primarily comprised of legal and professional fees.

The Merger is expected to close on August 3, 2021, subject to the receipt of required shareholder approvals and the satisfaction or waiver of other closing conditions specified in the Merger Agreement.

2. Summary of Significant Accounting Policies

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly-owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation Guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2020 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Reclassifications -

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. On the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020, the Company reclassified $5.3 million of Cash flows used for Change in other financing liabilities to (i) Cash flows used for Shares repurchased for employee tax withholdings on equity awards of $5.3 million and (ii) Cash flows provided by Change in tenant’s security deposits of $0.05 million.

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

3. Real Estate

Acquisitions of Operating Properties -

During the six months ended June 30, 2021, the Company acquired the following operating properties, through direct asset purchases (in thousands):

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

The two distribution centers were purchased through a TRS of the Company during January 2021, and they were subsequently sold in June 2021 and are included in the Dispositions disclosure below.  Included in the Company's Condensed Consolidated Statements of Income is $3.2 million in total revenues from the date of acquisition through the date of disposition for these two operating properties.

Purchase Price Allocation -

The purchase price for these acquisitions was allocated to real estate and related intangible assets acquired, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for properties acquired during the six months ended June 30, 2021, is as follows (in thousands):

	Allocation as of June 30, 2021	Weighted Average Amortization Period (in Years)
Land	$19,527	n/a
Building	87,691	50.0
Building improvements	6,251	45.0
Tenant improvements	711	20.0
In-place leases	11,120	20.0
Below-market leases	(21,300)	60.0
Net assets acquired	$104,000

Dispositions -

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels (dollars in millions):

	Six Months Ended June 30,
	2021	2020
Aggregate sales price	$132.2	$17.2
Gain on sale of properties (1)	$28.9	$5.7
Number of properties sold	3	3
Number of parcels sold	7	-

(1) Before noncontrolling interests of $3.1 million and taxes of $2.1 million, after utilization of net operating loss carryforwards, for the six months ended June 30, 2021.

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

The table below presents joint venture investments for which the Company held an ownership interest at June 30, 2021 and December 31, 2020 (dollars in millions):

	Ownership	The Company’s Investment
Joint Venture	Interest	June 30, 2021	December 31, 2020
Prudential Investment Program (1)	15.0%	$172.9	$175.1
Kimco Income Opportunity Portfolio (“KIR”) (1)	48.6%	181.0	177.4
Canada Pension Plan Investment Board (“CPP”) (1)	55.0%	165.6	159.7
Other Joint Venture Programs	Various	75.8	78.5
Total*		$595.3	$590.7

*	Representing 95 property interests and 20.9 million square feet of GLA, as of June 30, 2021, and 97 property interests and 21.2 million square feet of GLA, as of December 31, 2020.

(1)

The Company manages these joint venture investments and, where applicable, earns property management fees, construction management fees, property acquisition and disposition fees, leasing management fees and asset management fees.

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended, June 30,
Joint Venture	2021	2020	2021	2020
Prudential Investment Program	$2.6	$1.8	$5.3	$4.4
KIR	9.1	5.0	17.8	14.7
CPP	2.0	1.7	4.1	2.7
Other Joint Venture Programs	2.6	1.7	6.9	2.0
Total	$16.3	$10.2	$34.1	$23.8

During the six months ended June 30, 2021, certain of the Company’s real estate joint ventures disposed of two properties, in separate transactions, for an aggregate sales price of $53.7 million. These transactions resulted in an aggregate net gain to the Company of $4.2 million for the six months ended June 30, 2021.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2021 and December 31, 2020 (dollars in millions):

	As of June 30, 2021			As of December 31, 2020
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$492.7	1.97%	49.5	$495.8	2.05%	37.2
KIR	531.5	3.25%	26.2	536.9	3.87%	25.3
CPP	85.0	3.25%	24.0	84.9	3.25%	30.0
Other Joint Venture Programs	381.5	3.59%	87.0	423.4	3.41%	86.7
Total	$1,490.7			$1,541.0

* Includes extension options

The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its joint venture portfolio for any impairment indicators. If the Company has determined that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

5. Other Real Estate Investments

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment.  During the six months ended June 30, 2021, the Company invested $54.9 million in a new preferred equity investment in a property located in San Antonio, TX.  As of June 30, 2021, the Company’s net investment under the Preferred Equity Program was $123.4 million relating to 62 properties, including 52 net leased properties.  During the six months ended June 30, 2021, the Company recognized income of $7.7 million from its preferred equity investments, including profit participation of $1.2 million.  During the six months ended June 30, 2020, the Company recognized income of $15.9 million from its preferred equity investments, including profit participation of $7.5 million.  These amounts are included in Equity in income of other real estate investments, net on the Company’s Condensed Consolidated Statements of Income.

6. Marketable Securities

The amortized cost and unrealized gains, net of marketable securities as of June 30, 2021 and December 31, 2020, are as follows (in thousands):

	As of June 30, 2021	As of December 31, 2020
Marketable securities:
Amortized cost	$114,331	$114,531
Unrealized gains, net	677,805	592,423
Total fair value	$792,136	$706,954

During the three months ended June 30, 2021 and 2020, there were net unrealized gains on marketable securities of $24.3 million and $526.2 million, respectively. During the six months ended June 30, 2021 and 2020, the net unrealized gains on a marketable securities were $85.4 million and $521.6 million, respectively. These net unrealized gains are included in Gain on marketable securities, net on the Company’s Condensed Consolidated Statements of Income. See Footnote 12 of the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

7. Accounts and Notes Receivable

The components of accounts and notes receivable, net of potentially uncollectible amounts as of June 30, 2021 and December 31, 2020, are as follows (in thousands):

	June 30, 2021	December 31, 2020
Billed tenant receivables	$16,751	$25,428
Unbilled Common area maintenance, insurance and tax reimbursements	31,374	35,982
Deferred rent receivables	7,419	17,328
Other receivables	6,385	4,880
Straight-line rent receivables	138,192	135,630
Total accounts and notes receivable, net	$200,121	$219,248

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

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the six months ended June 30, 2021 and 2020, is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Lease income:
Fixed lease income (1)	$436,263	$443,887
Variable lease income (2)	115,995	115,018
Above-market and below-market leases amortization, net	8,933	13,524
Adjustments for potentially uncollectible revenues and disputed amounts (3)	3,412	(50,464)
Total lease income	$564,603	$521,965

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)	The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts primarily due to the COVID-19 pandemic.

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s leases have remaining lease terms ranging from less than one year to 64.5 years, some of which include options to extend the terms for up to an additional 75 years. The Company does not include any of its renewal options in its lease terms for calculating its lease liability as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at this time. At June 30, 2021, the weighted average remaining non-cancelable lease term for the Company’s operating leases was 20.1 years and the weighted average discount rate was 6.54%. The Company’s operating lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease by lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applied adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets.

The components of the Company’s lease expense, which are included in rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income for the six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Lease cost:
Operating lease cost	$5,624	$5,196
Variable lease cost	1,332	1,455
Total lease cost	$6,956	$6,651

9. Notes and Mortgages Payable

Notes Payable –

In February 2020, the Company obtained a $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (0.85% as of June 30, 2021), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of June 30, 2021, the Credit Facility had no outstanding balance, no appropriations for letters of credit and the Company was in compliance with its covenants.

Mortgages Payable -

During the six months ended June 30, 2021, the Company repaid $137.2 million of mortgage debt (including fair market value adjustment of $1.0 million) that encumbered 25 operating properties.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance at January 1,	$15,784	$17,943
Fair value allocation to partnership interest (1)	2,068	-
Income	176	605
Distributions (1)	(2,244)	(605)
Balance at June 30,	$15,784	$17,943

(1)

During January 2021, KIM RDC, LLC (“KIM RDC”), a wholly owned subsidiary of the Company, and KP Lancewood LLC (“KPR Member”) entered into a joint venture agreement wherein KIM RDC has a 100% controlling interest and KPR Member is entitled to a profit participation. The joint venture acquired two operating properties for a gross fair value of $104.0 million (see Footnote 3 of the Company’s Condensed Consolidated Financial Statements). This joint venture is accounted for as a consolidated VIE (see Footnote 11 of the Company’s Condensed Consolidated Financial Statements). During June 2021 the two joint venture properties were sold for a combined sales price of $108.0 million of which the KPR Member received a distribution of $2.1 million.

11. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at both June 30, 2021 and December 31, 2020 are 22 consolidated entities that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At June 30, 2021, total assets of these VIEs were $991.9 million and total liabilities were $60.7 million. At December 31, 2020, total assets of these VIEs were $1.0 billion and total liabilities were $62.1 million and as a result the joint venture is no longer a VIE.

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

	As of June 30, 2021	As of December 31, 2020
Number of unencumbered VIEs	19	19
Number of encumbered VIEs	3	3
Total number of consolidated VIEs	22	22

Restricted Assets:
Real estate, net	$96.7	$97.7
Cash and cash equivalents	2.2	1.8
Accounts and notes receivable, net	1.4	1.9
Other assets	1.5	1.1
Total Restricted Assets	$101.8	$102.5

VIE Liabilities:
Mortgages payable, net	$35.9	$36.5
Operating lease liabilities	5.4	5.5
Other liabilities	19.4	20.1
Total VIE Liabilities	$60.7	$62.1

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1)	$5,047,529	$5,443,088	$5,044,208	$5,486,953
Mortgages payable, net (2)	$167,976	$169,756	$311,272	$312,933

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its unsecured revolving credit facility was classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2, as of June 30, 2021 and December 31, 2020, were $5.4 billion and $5.5 billion, respectively.

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

The table below presents the Company’s financial assets measured at fair value on a recurring basis at  June 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2021	Level 1	Level 2	Level 3

Marketable equity securities	$792,136	$792,136	$-	$-

	Balance at December 31, 2020	Level 1	Level 2	Level 3

Marketable equity securities	$706,954	$706,954	$-	$-

The table below presents the Company's assets measured at fair value on a non-recurring basis at December 31, 2020 (in thousands):

	Balance at December 31, 2020	Level 1	Level 2	Level 3

Real estate	$24,899	$-	$-	$24,899
Other real estate investments	$5,464	$-	$-	$5,464

The Company’s estimated fair values of these properties were primarily based upon estimated sales prices, from signed contracts or letters of intent from third party offers, which were less than the carrying value of the assets.  The Company does not have access to the unobservable inputs used to determine the estimated fair values of third party offers.  Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

13. Incentive Plans

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan (together with the 2020 Plan, the "Plans") that expired in March 2020.  The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards.  At June 30, 2021, the Company had 8.5 million shares of common stock available for issuance under the 2020 Plan.

The Company accounts for equity awards in accordance with FASB’s Compensation – Stock Compensation guidance which requires that all share-based payments to employees, including restricted stock and performance shares, be recognized in the Condensed Consolidated Statements of Income over the service period based on their fair values. Fair value of performance awards is determined using the Monte Carlo method which is intended to estimate the fair value of the awards at the grant date. Fair value of restricted shares is calculated based on the price on the date of grant.

The Company recognized expenses associated with its equity awards of $12.3 million and $11.5 million for the six months ended June 30, 2021 and 2020, respectively.  As of June 30, 2021, the Company had $47.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 3.0 years.

14. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$110,343	$741,539	$241,931	$825,285
Earnings attributable to participating securities	(672)	(5,253)	(1,475)	(5,687)
Net income available to the Company’s common shareholders for basic earnings per share	109,671	736,286	240,456	819,598
Distributions on convertible units	9	33	18	81
Net income available to the Company’s common shareholders for diluted earnings per share	$109,680	$736,319	$240,474	$819,679

Weighted average common shares outstanding – basic	431,011	429,967	430,769	429,851
Effect of dilutive securities (1):
Equity awards	1,356	970	1,528	1,469
Assumed conversion of convertible units	122	233	133	207
Weighted average common shares outstanding – diluted	432,489	431,170	432,430	431,527

Net income available to the Company's common shareholders:
Basic earnings per share	$0.25	$1.71	$0.56	$1.91
Diluted earnings per share	$0.25	$1.71	$0.56	$1.90

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 0.5 million and 1.2 million stock options that were not dilutive as of June 30, 2021 and 2020, respectively.

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

As of June 30, 2021 and December 31, 2020
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	9,000	$225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		19,580	$489,500

Common Stock -

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the six months ended June 30, 2021. As of June 30, 2021, the Company had $224.9 million available under this share repurchase program.

Dividends Declared -

The following table provides a summary of the dividends declared per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common Shares	$0.17000	$-	$0.34000	$0.28000
Class L Depositary Shares	$0.32031	$0.32031	$0.64062	$0.64062
Class M Depositary Shares	$0.32813	$0.32813	$0.65626	$0.65626

16. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Proceeds held in escrow through sale of real estate interests	$-	$3,194
Surrender of restricted common stock	$9,246	$5,325
Declaration of dividends paid in succeeding period	$5,366	$5,366
Capital expenditures accrual	$37,269	$46,860
Lease liabilities arising from obtaining right-of-use assets	$553	$-
Allocation of fair value to noncontrollling interests	$2,068	$-
Purchase price fair value adjustment to prepaid rent	$15,620	$-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations and management’s ability to estimate the impact of such changes, (vi) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (vii) pandemics or other health crises, such as coronavirus disease 2019 (“COVID-19”), (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (ix) risks and uncertainties associated with the Company’s and Weingarten Realty Investor’s (“Weingarten”) ability to complete the Merger (as defined below) on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary shareholder approvals and satisfaction of other closing conditions to consummate the Merger, (x) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined below), (xi) risks related to diverting the attention of the Company and Weingarten management from ongoing business operations, (xii) the Company's failure to realize the expected benefits of the Merger, (xiii) significant transaction costs and/or unknown or inestimable liabilities related to the Merger, (xiv) the risk of shareholder litigation in connection with the proposed Merger, including any resulting expense or delay, (xv) the risk that Weingarten’s business will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected, (xvi) the Company’s ability to obtain the expected financing to consummate the Merger, (xvii) risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the combined company following completion of the Merger, (xviii) effects relating to any further announcements regarding the Merger or the consummation of the Merger on the market price of the Company’s common stock or Weingarten’s common shares, (xix) the possibility that, if the Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline, (xx) valuation and risks related to the Company’s joint venture and preferred equity investments, (xxi) valuation of marketable securities and other investments, including the shares of Albertsons Companies, Inc. common stock held by the Company, (xxii) increases in operating costs, (xxiii) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xxiv) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (xxv) impairment charges, (xxvi) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xxvii) the other risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2020, as supplemented by the risks and uncertainties identified under Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that the Company files with the Securities and Exchange Commission (“SEC”).

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of June 30, 2021, the Company had interests in 398 U.S. shopping center properties, aggregating 70.2 million square feet of gross leasable area (“GLA”), located in 27 states. In addition, the Company had 71 other property interests, primarily through the Company’s preferred equity investments and other real estate investments, totaling 5.1 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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
●

Opportunistic Investment – Generating additional internal and external growth through accretive acquisitions, redevelopments and investments opportunities with retailers which have significant real estate holdings.

Pending Merger with Weingarten Realty Investors

On April 15, 2021, the Company and Weingarten announced that they have entered into a definitive merger agreement (the “Merger Agreement”) under which Weingarten will merge with and into the Company, with the Company continuing as the surviving public company (the “Merger”). The Merger brings together two industry-leading retail real estate platforms with highly complementary portfolios and is expected to create, the preeminent open-air shopping center and mixed-use real estate owner in the country. The increased scale in targeted growth markets, coupled with a broader pipeline of redevelopment opportunities, is expected to position the combined company to create significant value for its shareholders.

Under the terms of the Merger Agreement, each Weingarten common share will be converted into 1.408 newly issued shares of the Company’s common stock plus $2.89 in cash, subject to certain adjustments specified in the Merger Agreement.  This strategic transaction was unanimously approved by the Board of Directors of the Company and the Board of Trust Managers of Weingarten.

On July 15, 2021, Weingarten’s Board of Trust Managers declared a special cash distribution of $0.69 per Weingarten common share (the “Special Distribution”) payable on August 2, 2021 to shareholders of record on July 28, 2021.  The Special Distribution is being paid in connection with the anticipated Merger and to satisfy the REIT taxable income distribution requirements.  Under the terms of the Merger Agreement, Weingarten’s payment of the Special Distribution adjusts the cash consideration to be paid by the Company at the closing of the Merger from $2.89 per Weingarten common share to $2.20 per Weingarten common share, and does not affect the payment of the share consideration of 1.408 newly issued shares of Company common stock for each Weingarten common share owned immediately prior to the effective time of the Merger.

The Merger is expected to close on August 3, 2021, subject to the receipt of required shareholder approvals and the satisfaction or waiver of other closing conditions specified in the Merger Agreement.  The amounts presented herein for the three and six months ended June 30, 2021, are solely the Company’s stand-alone results of operations and therefore do not include Weingarten’s results of operations for these periods.

The Merger will create a national operating portfolio of approximately 555 open-air grocery-anchored shopping centers and mixed-use assets comprising approximately 100 million square feet of gross leasable area. These properties are primarily concentrated in the top major metropolitan markets in the United States. The combined company is expected to benefit from increased scale and density in key Sun Belt markets, enhanced asset quality, tenant diversity, a larger redevelopment pipeline and a deleveraged balance sheet. As a result, the combined company should be uniquely positioned to drive further sustained growth in net operating income and asset value creation through continued strategic leasing and asset management.

COVID-19 Pandemic

The COVID-19 pandemic has resulted in a widespread health crisis that adversely affected businesses, economies and financial markets worldwide. The COVID-19 pandemic significantly impacted the retail sector in which the Company operates.  The majority of the Company’s tenants and their operations have been, and may continue to be impacted.  Through the duration of the pandemic, a substantial number of tenants had to temporarily or permanently close their business, shortened their operating hours or offer reduced services for some period of time.

The development and distribution of COVID-19 vaccines has assisted in allowing many restrictions to be lifted, providing a path to recovery. The U.S. economy continues to build upon the reopening trend as businesses reopen to full capacity and stimulus is flowing through to the consumer. The overall economy continues to recover but several issues including lack of qualified employees, inflation risk, supply chain bottlenecks and COVID-19 variants have impacted the pace of the recovery.

The extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will continue to depend on future developments, which continue to be uncertain, including new information that may emerge concerning the severity of COVID-19 variants, the distribution and effectiveness as well as the willingness to take the vaccines, the impact of COVID-19 on economic activity, the effect of COVID-19 on the Company’s tenants and their businesses, the ability of tenants to make their rental payments and any additional closures of tenants’ businesses.

The Company continues to monitor the impact of COVID-19 on the Company’s business, tenants and industry as a whole.  The magnitude and duration of the COVID-19 pandemic and its impact on the Company’s operations and liquidity remains uncertain as the pandemic continues to evolve globally and within the United States. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators. In addition, the Company will continue to monitor for any material or adverse effects resulting from the COVID-19 pandemic.  If the Company determines that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

Although the Company continues to see an increase in collections of rental payments, the effects COVID-19 have had on its tenants are still heavily considered when evaluating the adequacy of the collectability of the tenant’s total accounts receivable balance, including the corresponding straight-line rent receivable. As of June 30, 2021, the Company’s consolidated accounts receivable balance was 48% potentially uncollectible, including receivables from tenants that are being accounted for on a cash basis, and 16% of the Company’s straight-line rent receivables were potentially uncollectible, also inclusive of tenants that are being accounted for on a cash basis.  These elevated reserves are primarily attributable to the impact from the COVID-19 pandemic. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation.  The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess the collectability of its tenant accounts receivables.  As such, the Company may determine that further adjustments to its accounts receivable may be required in the future, and such amounts may be material.

Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020 (in thousands, except per share data):

	Three Months Ended March 31,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Revenues
Revenues from rental properties, net	$285,732	$235,961	$49,771	$564,603	$521,965	$42,638
Management and other fee income	3,284	2,955	329	6,721	6,695	26
Operating expenses
Rent (1)	(2,993)	(2,827)	(166)	(6,028)	(5,662)	(366)
Real estate taxes	(39,594)	(38,678)	(916)	(78,530)	(78,330)	(200)
Operating and maintenance (2)	(46,897)	(38,940)	(7,957)	(93,417)	(81,348)	(12,069)
General and administrative (3)	(24,754)	(22,504)	(2,250)	(49,232)	(43,521)	(5,711)
Impairment charges	(104)	(138)	34	(104)	(3,112)	3,008
Merger charges	(3,193)	-	(3,193)	(3,193)	-	(3,193)
Depreciation and amortization	(72,573)	(73,559)	986	(147,449)	(142,956)	(4,493)
Gain on sale of properties	18,861	1,850	17,011	28,866	5,697	23,169
Other income/(expense)
Other income, net	1,782	49	1,733	5,138	1,293	3,845
Gain on marketable securities, net	24,297	526,243	(501,946)	85,383	521,577	(436,194)
Gain on sale of cost method investment	-	190,832	(190,832)	-	190,832	(190,832)
Interest expense	(46,812)	(48,015)	1,203	(94,528)	(94,075)	(453)
Provision for income taxes, net	(1,275)	(51)	(1,224)	(2,583)	(94)	(2,489)
Equity in income of joint ventures, net	16,318	10,158	6,160	34,070	23,806	10,264
Equity in income of other real estate investments, net	5,039	4,782	257	8,826	15,740	(6,914)
Net income attributable to noncontrolling interests	(421)	(225)	(196)	(3,904)	(514)	(3,390)
Preferred dividends	(6,354)	(6,354)	-	(12,708)	(12,708)	-
Net income available to the Company's common shareholders	$110,343	$741,539	$(631,196)	$241,931	$825,285	$(583,354)
Net income available to the Company's common shareholders:
Diluted per common share	$0.25	$1.71	$(1.46)	$0.56	$1.90	$(1.34)

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
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

Net income available to the Company’s common shareholders was $110.3 million for the three months ended June 30, 2021, as compared to $741.5 million for the comparable period in 2020. On a diluted per common share basis, net income available to the Company's common shareholders for the three months ended June 30, 2021 was $0.25 as compared to $1.71 for the comparable period in 2020.

Net income available to the Company’s common shareholders was $241.9 million for the six months ended June 30, 2021, as compared to $825.3 million for the comparable period in 2020. On a diluted per common share basis, net income available to the Company's common shareholders for the six months ended June 30, 2021 was $0.56 as compared to $1.90 for the comparable period in 2020.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Income, that the Company believes changed significantly and affected Net income available to the Company's common shareholders during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020:

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $49.8 million for the three months ended June 30, 2021, as compared to the corresponding period in 2020, is primarily from (i) a net decrease in credit losses from tenants including straight-line rental income of $48.4 million, (ii) an increase in lease termination fee income for the three months ended June 30, 2021 of $2.7 million, as compared to the corresponding period in 2020, partially offset by (iii) a net decrease in revenues from tenants of $1.3 million, primarily due to rent relief provided in association with the COVID-19 pandemic and tenant vacancies for the three months ended June 30, 2021, as compared to the corresponding period in 2020.

The increase in Revenues from rental properties, net of $42.6 million for the six months ended June 30, 2021, as compared to the corresponding period in 2020, is primarily from (i) a net decrease in credit losses of $53.9 million from tenants including straight-line rental income, (ii) an increase in lease termination fee income for the six months ended June 30, 2021 of $7.5 million, as compared to the corresponding period in 2020 and (iii) an increase in revenues of $3.2 million due to property acquisitions during 2021, partially offset by (iv) a net decrease in revenues from tenants, including straight-line rental income, primarily due to rent relief provided in association with the COVID-19 pandemic and tenant vacancies for the six months ended June 30, 2021 of $22.0 million, as compared to the corresponding period in 2020.

Operating and maintenance –

The increase in Operating and maintenance expense of $8.0 million for the three months ended June 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase in snow removal costs of $2.8 million, (ii) an increase in security and property maintenance services of $3.3 million, (iii) an increase in insurance expense of $1.0 million and (iv) an increase in overall spending on properties primarily due to the reopening of markets throughout the country due to the subsiding of the COVID-19 pandemic.

The increase in Operating and maintenance expense of $12.1 million for the six months ended June 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase in snow removal costs of $5.3 million, (ii) an increase in security and property maintenance services of $3.6 million, (iii) an increase in insurance expense of $1.6 million and (iv) an increase in overall spending on properties primarily due to the reopening of markets throughout the country due to the subsiding of the COVID-19 pandemic.

General and administrative –

The increase in General and administrative expense of $5.7 million for the six months ended June 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase of $3.0 million in personnel related costs primarily from an increase in bonus accrual due to improved financial metrics in 2021, as compared to 2020, and (ii) a decrease of $2.8 million in payroll capitalization due to less active development and redevelopment projects during the six months ended June 30, 2021, as compared to the corresponding period in 2020.

Impairment charges –

During the six months ended June 30, 2021 and 2020, the Company recognized impairment charges related to adjustments to property carrying values of $0.1 million and $3.1 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Merger charges –

During the six months ended June 30, 2021, the Company incurred costs of $3.2 million associated with its pending merger with Weingarten. These charges are primarily comprised of legal and professional fees.

Depreciation and amortization –

The increase in Depreciation and amortization of $4.5 million for the six months ended June 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase of $5.5 million due to depreciation commencing on certain development and redevelopment projects that were placed into service during 2021 and 2020, (ii) an increase of $1.0 million resulting from property acquisitions during 2021, partially offset by (iii) a decrease of $2.0 million due to write-offs of depreciable assets primarily due to tenant vacates during 2020 and the six months ended June 30, 2021.

Gain on sale of properties –

During the six months ended June 30, 2021, the Company disposed of three operating properties and seven parcels, in separate transactions, for an aggregate sales price of $132.2 million, which resulted in aggregate gains of $28.9 million. During the six months ended June 30, 2020, the Company disposed of three operating properties, in separate transactions, for an aggregate sales price of $17.2 million, which resulted in aggregate gains of $5.7 million.

Other income, net –

The increase in Other income, net of $3.8 million for the six months ended June 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase in dividend income of $8.0 million from the shares of Albertsons Companies, Inc. (“ACI”) common stock held by the Company and (ii) an increase in mortgage and other financing income of $1.5 million as a result of new loans issued during 2020 and the six months ended June 30, 2021, partially offset by (iii) an increase of $3.2 million in costs associated with potential transactions for which the Company is no longer pursuing and (iv) a decrease of $2.5 million related to the recognition of income from the Company’s Puerto Rico properties, resulting from the receipt of casualty insurance claims in excess of the value of the assets written-off during the six months ended June 30, 2020.

Gain on marketable securities, net –

The gain on marketable securities, net of $24.3 million and $85.4 million for the three and six months ended June 30, 2021, respectively,  as compared to the gain on marketable securities, net of $526.2 million and $521.6 million for the three and six months ended June 30, 2020, respectively, is primarily the result of mark-to-market fluctuations of the shares of ACI common stock held by the Company, which were obtained during ACI's initial public offering (“IPO”) in June 2020.  This offering resulted in the Company changing the classification of its ACI investment from a cost method investment to a marketable security.

Gain on sale of cost method investment –

In June 2020, the Company recognized an aggregate gain of $190.8 million related to (i) a $131.6 million gain resulting from ACI’s partial repurchase of its common stock from existing shareholders in conjunction with its issuance of convertible preferred stock and (ii) a gain of $59.2 million in connection with the partial sale of the shares of ACI common stock held by the Company during ACI’s IPO.

Provision for income taxes, net –

The increase in Provision for income taxes, net of $2.5 million for the six months ended June 30, 2021, as compared to the corresponding period in 2020, is primarily due to an increase in gains on sales in the Company’s Taxable REIT Subsidiary (“TRS”) during 2021, as compared to the corresponding periods in 2020.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $6.2 million for the three months ended June 30, 2021, as compared to the corresponding period in 2020, is primarily due to a decrease in credit losses from tenants, including straight-line rental income, within various joint venture investments.

The increase in Equity in income of joint ventures, net of $10.3 million for the six months ended June 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase in net gains of $5.3 million resulting from the sale of properties within various joint venture investments during the six months ending June 30, 2021, as compared to the corresponding period in 2020, and (ii) increased equity in income of $5.0 million within various joint venture investments during 2021, as compared to the corresponding period in 2020, primarily resulting from a decrease in credit losses from tenants, including straight-line rental income.

Equity in income of other real estate investments, net –

The decrease in Equity in income of other real estate investments, net of $6.9 million for the six months ended June 30, 2021, as compared to the corresponding period in 2020, is primarily due to a decrease in profit participation from the sale of properties within the Company’s Preferred Equity Program during the six months ended June 30, 2021 as compared to the corresponding period in 2020.

Net income attributable to noncontrolling interests –

The increase in Net income attributable to noncontrolling interests of $3.4 million for the six months ended June 30, 2021, as compared to the corresponding period in 2020, is primarily due to an increase in net gain on sale of properties, within consolidated joint ventures, during six months ended June 30, 2021, as compared to the corresponding period in 2020.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of June 30, 2021, the Company had interests in 398 U.S. shopping center properties, aggregating 70.2 million square feet of gross leasable area (“GLA”), located in 27 states. At June 30, 2021, the Company’s five largest tenants were TJX Companies, Home Depot, Albertsons, Ahold Delhaize USA and PetSmart, which represented 4.0%, 2.6%, 2.2%, 2.1% and 2.0%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents, beginning of the period	$293,188	$123,947
Net cash flow provided by operating activities	293,671	237,447
Net cash flow (used for)/provided by investing activities	(45,882)	96,597
Net cash flow used for financing activities	(310,915)	(256,304)
Net change in cash and cash equivalents	(63,126)	77,740
Cash and cash equivalents, end of the period	$230,062	$201,687

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

Net cash flow provided by operating activities for the six months ended June 30, 2021 was $293.7 million, as compared to $237.4 million for the comparable period in 2020. The increase of $56.3 million is primarily attributable to:

●	new leasing, expansion and re-tenanting of core portfolio properties;
●	changes in operating assets and liabilities due to timing of receipts and payments; and
●	the acquisition of operating properties during 2021 and 2020; partially offset by
●	a decrease in distributions from the Company’s joint ventures programs;
●	rent relief provided to tenants as a result of the COVID-19 pandemic; and
●	the disposition of operating properties in 2021 and 2020.

Investing Activities

Net cash flow used for investing activities was $45.9 million for the six months ended June 30, 2021, as compared to net cash flow provided by investing activities of $96.6 million for the comparable period in 2020.

Investing activities during the six months ended June 30, 2021 primarily consisted of:

Cash inflows:

●	$130.1 million in proceeds from the sale of three consolidated properties and seven parcels;
●	$32.8 million in reimbursements of investments in and advances to other real estate investments; and
●	$3.4 million in reimbursements of investments in and advances to real estate joint ventures.

Cash outflows:

●	$84.3 million for the acquisition of two consolidated operating properties;
●	$66.3 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline; and
●

$61.4 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio, and investments in other real estate investments, primarily related to the Company's investment in a new preferred equity investment located in San Antonio, TX.

Investing activities during the six months ended June 30, 2020 primarily consisted of:

Cash inflows:

●	$228.4 million in proceeds from the partial sale of shares of ACI common stock held by the Company prior to ACI's IPO and the sale of 4.7 million shares of ACI common stock during its IPO;
●	$13.4 million in proceeds from the sale of three consolidated operating properties; and
●	$2.5 million in proceeds from insurance casualty claims.

Cash outflows:

●	$133.2 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●

$9.3 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio, and investments in other real estate investments, primarily related to repayment of a mortgage within the Company’s Preferred Equity Program; and

●	$7.1 million for the acquisition of operating real estate.

Acquisition of Operating Real Estate –

During the six months ended June 30, 2021 and 2020, the Company expended $84.3 million and $7.1 million, respectively, towards the acquisition of operating real estate properties. The Company anticipates spending approximately $75.0 million to $150.0 million towards the acquisition of operating properties for the remainder of 2021, excluding amounts expended in connection with the Merger. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company’s Credit Facility.

Improvements to Operating Real Estate –

During the six months ended June 30, 2021 and 2020, the Company expended $66.3 million and $110.8 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Six Months Ended June 30,
	2021	2020
Redevelopment and renovations	$40,209	$93,663
Tenant improvements and tenant allowances	26,133	17,163
Total improvements (1)	$66,342	$110,826

(1)

During the six months ended June 30, 2021 and 2020, the Company capitalized payroll of $2.8 million and $4.4 million, respectively, and capitalized interest of $0.4 million and $4.9 million, respectively, in connection with the Company’s improvements to operating real estate.

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

The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2021 will be approximately $50.0 million to $100.0 million, which does not include any amounts that may result from the Merger. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $310.9 million for the six months ended June 30, 2021, as compared to $256.3 million for the comparable period in 2020.

Financing activities during the six months ended June 30, 2021 primarily consisted of:

Cash outflows:

●	$160.1 million of dividends paid;
●	$141.2 million in principal payment on debt, including normal amortization of rental property debt;
●	$9.2 million in shares repurchased for employee tax withholding on equity awards; and
●	$3.2 million in redemption/distribution of noncontrolling interests.

Financing activities during the six months ended June 30, 2020 primarily consisted of:

Cash inflows:

●	$590.0 million in proceeds from issuance of the Company’s unsecured term loan credit facility (the “Term Loan”).

Cash outflows:

●	$254.7 million of dividends paid;
●	$265.0 million in repayments of the Company’s Term Loan;
●	$200.0 million in repayments under the Company’s Credit Facility, net;
●

$93.9 million for principal payments on debt (primarily related to the repayment of debt on two encumbered properties and the payoff of a construction loan), including normal amortization on rental property debt;

●	$22.1 million for the redemption/distribution of noncontrolling interests, primarily related to the redemption of certain partnership interests by consolidated subsidiaries;
●	$6.4 million for financing origination costs, primarily related to the Credit Facility and Term Loan; and
●	$5.3 million in shares repurchased for employee tax withholding on equity awards.

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

Debt maturities for the remainder of 2021 consist of: $53.5 million of unconsolidated joint venture debt and $9.1 million of debt included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available. These 2021 debt maturities are anticipated to be repaid through operating cash flows, debt refinancing, unsecured credit facilities, proceeds from property sales and partner capital contributions, as deemed appropriate.

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

During February 2021, the Company filed a shelf registration statement on Form S-3, which is effective for a term of three years, for the future unlimited offerings, from time to time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants. The Company, pursuant to this shelf registration statement may, from time to time, offer for sale its senior unsecured debt securities for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and development and redevelopment costs and (ii) managing the Company’s debt maturities.

Common Stock –

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the six months ended June 30, 2021. As of June 30, 2021, the Company had $224.9 million available under this share repurchase program.

Senior Notes –

The Company’s indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of June 30, 2021
Consolidated Indebtedness to Total Assets	<65%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	1%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.2x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.7x

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

Credit Facility –

In February 2020, the Company obtained a $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (0.85% as of June 30, 2021), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of June 30, 2021, the Credit Facility had no outstanding balance, no appropriations for letters of credit and the Company was in compliance with its covenants.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of June 30, 2021
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	43.6%
Total Priority Indebtedness to GAV	<35%	0.1%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.0x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.6x

For a full description of the Credit Facility’s covenants, refer to the Amended and Restated Credit Agreement dated as of February 27, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2020.

Pending Merger with Weingarten Realty Investors –

The Merger is expected to close on August 3, 2021, subject to the receipt of required shareholder approvals and the satisfaction or waiver of other closing conditions specified in the Merger Agreement.  Under the terms of the Merger Agreement, each Weingarten common share will be converted into 1.408 newly issued shares of the Company’s common stock plus $2.89 in cash.  Weingarten declared a Special Distribution payable on August 2, 2021 to shareholders of record on July 28, 2021 of $0.69. Under the terms of the Merger Agreement, Weingarten’s payment of the Special Distribution adjusts the cash consideration to be paid by the Company at the closing of the Merger from $2.89 per Weingarten common share to $2.20 per Weingarten common share.  The Company plans to fund the $2.20 per share cash consideration portion of the Merger and transaction costs with cash on hand and borrowings under its Credit Facility.

Mortgages Payable –

During the six months ended June 30, 2021, the Company repaid $137.2 million of mortgage debt (including fair market value adjustment of $1.0 million) that encumbered 25 operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties and construction loan financing to partially fund the capital needs of its real estate development projects. As of June 30, 2021, the Company had over 355 unencumbered property interests in its portfolio.

COVID-19 –

As the COVID-19 pandemic continues to evolve, uncertainty remains regarding the long-term economic impact it will have. As a result, the Company has focused on creating a strong liquidity position, including, but not limited to, maintaining availability under its Credit Facility, cash and cash equivalents on hand and having access to unencumbered property interests.

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

Dividends –

The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio that reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for common and preferred issuances of stock for the six months ended June 30, 2021 and 2020 were $160.1 million and $254.7 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s Board of Directors will continue to monitor the impact the COVID-19 pandemic has on the Company's financial performance and economic outlook. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On April 27, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per common share payable to shareholders of record on June 9, 2021, which was paid on June 23, 2021.  Also, on April 27, 2021, the Company's Board of Directors also declared quarterly dividends with respect to the Company's classes of cumulative redeemable preferred shares (Classes L and M), which were paid on July 15, 2021, to shareholders of record on July 1, 2021.

On July 27, 2021, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M) which are scheduled to be paid on October 15, 2021, to shareholders of record on October 1, 2021.  The Company’s Board of Directors anticipates declaring a quarterly cash dividend on its common shares during the third quarter 2021, subsequent to the completion of the Merger.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income available to the Company’s common shareholders	$110,343	$741,539	$241,931	$825,285
Gain on sale of properties	(18,861)	(1,850)	(28,866)	(5,697)
Gain on sale of joint venture properties	-	-	(5,283)	(18)
Depreciation and amortization - real estate related	71,781	72,296	145,894	141,003
Depreciation and amortization - real estate joint ventures	10,234	10,178	20,241	20,742
Impairment charges of depreciable real estate properties	104	138	1,172	3,579
Gain on sale of cost method investment	-	(190,832)	-	(190,832)
Profit participation from other real estate investments, net	(1,346)	(1,186)	(1,151)	(7,469)
Gain on marketable securities, net	(24,297)	(526,243)	(85,382)	(521,577)
Provision for income taxes (1)	1,096	-	2,142	1
Noncontrolling interests (1)	(271)	(559)	2,355	(1,063)
FFO available to the Company’s common shareholders (3)	$148,783	$103,481	$293,053	$263,954
Weighted average shares outstanding for FFO calculations:
Basic	431,011	429,967	430,769	429,851
Units	642	662	653	639
Dilutive effect of equity awards	1,356	970	1,528	1,469
Diluted (2)	433,009	431,599	432,950	431,959

FFO per common share – basic (3)	$0.35	$0.24	$0.68	$0.61
FFO per common share – diluted (2) (3)	$0.34	$0.24	$0.68	$0.61

(1)	Related to gains, impairments, and depreciation on properties, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $97 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $195 and $160 for the six months ended June 30, 2021 and 2020, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

(3)	Includes Merger charges of $3.2 million (or $0.01 per basic and diluted share) recognized during the three and six months ended June 30, 2021 in connection with the pending Merger.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income available to the Company’s common shareholders	$110,343	$741,539	$241,931	$825,285
Adjustments:
Management and other fee income	(3,284)	(2,955)	(6,721)	(6,695)
General and administrative	24,754	22,504	49,232	43,521
Impairment charges	104	138	104	3,112
Merger charges	3,193	-	3,193	-
Depreciation and amortization	72,573	73,559	147,449	142,956
Gain on sale of properties	(18,861)	(1,850)	(28,866)	(5,697)
Interest and other expense, net	45,030	47,966	89,389	92,782
Gain on marketable securities, net	(24,297)	(526,243)	(85,382)	(521,577)
Gain on sale of cost method investment	-	(190,832)	-	(190,832)
Provision for income taxes, net	1,275	51	2,583	94
Equity in income of other real estate investments, net	(5,039)	(4,782)	(8,826)	(15,740)
Net income attributable to noncontrolling interests	421	225	3,904	514
Preferred dividends	6,354	6,354	12,708	12,708
Non same property net operating (income)/loss	(10,716)	3,097	(26,780)	(14,458)
Non-operational expense from joint ventures, net	14,606	16,764	26,569	35,778
Same property NOI	$216,456	$185,535	$420,487	$401,751

Same property NOI increased by $30.9 million or 16.7% for the three months ended June 30, 2021, as compared to the corresponding period in 2020. This increase is primarily the result of (i) a decrease in potentially uncollectible revenues and disputed amounts of $43.9 million, partially offset by (ii) a decrease in revenues from rental properties of $11.7 million primarily related to tenant rent abatements and lower occupancy levels and (iii) an increase in non-recoverable operating expenses of $1.3 million.

Same property NOI increased by $18.7 million or 4.7% for the six months ended June 30, 2021, as compared to the corresponding period in 2020. This increase is primarily the result of (i) a decrease in potentially uncollectible revenues and disputed amounts of $47.5 million, partially offset by (ii) a decrease in revenues from rental properties of $27.1 million primarily related to tenant rent abatements and lower occupancy levels and (iii) an increase in non-recoverable operating expenses of $1.7 million.

Leasing Activity

During the six months ended June 30, 2021, the Company executed 508 leases totaling over 4.0 million square feet in the Company’s consolidated operating portfolio comprised of 196 new leases and 312 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $38.7 million or $33.01 per square foot. These costs include $28.3 million of tenant improvements and $10.5 million of external leasing commissions. The average rent per square foot for (i) new leases was $21.01 and (ii) renewals and options was $15.15.

Tenant Lease Expirations

At June 30, 2021, the Company has a total of 5,324 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	160	490	$10,935	1.3%
2021	219	813	$18,084	2.2%
2022	778	4,852	$88,361	10.6%
2023	748	5,731	$98,869	11.9%
2024	694	5,159	$95,228	11.5%
2025	639	5,320	$95,772	11.5%
2026	563	7,154	$101,489	12.2%
2027	298	4,054	$61,723	7.4%
2028	323	3,390	$61,484	7.4%
2029	254	2,620	$46,035	5.5%
2030	225	1,921	$39,920	4.8%
2031	214	1,649	$35,007	4.2%

(1)	Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of June 30, 2021, with corresponding weighted average interest rates sorted by maturity date. The Company had no variable rate debt outstanding at June 30, 2021. The table does not include extension options where available (amounts in millions).

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$144.5	$12.0	$7.2	$-	$4.3	$168.0	$169.8
Average Interest Rate	-	4.05%	3.23%	6.74%	-	7.08%	4.18%

Unsecured Debt
Fixed Rate	$-	$498.6	$349.0	$398.2	$497.8	$3,303.9	$5,047.5	$5,443.1
Average Interest Rate	-	3.40%	3.13%	2.70%	3.30%	3.42%	3.33%

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

Risks Relating to the Pendency of the Merger

The Merger may not be completed on the terms or timeline currently contemplated, or at all.

Although the Company and Weingarten have entered into a definitive Merger Agreement on April 15, 2021 under which Weingarten will merge with and into the Company, the completion of the Merger is subject to certain conditions, including:

●	approval of the Company's stockholders and Weingarten's stockholders of the Merger in separate stockholder meetings;
●	approval for listing on the NYSE of the common stock of the Company to be issued in connection with the Merger;
●	the registration statement for our shares being issued pursuant to the Merger not being the subject of any stop order or proceeding seeking a stop order;
●	no injunction or law prohibiting the Merger;
●	accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications;
●	material compliance with each party’s covenants; and
●

receipt by each of Weingarten and the Company of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code") and of an opinion that each of Weingarten and the Company qualify as a REIT under the Code. Neither Weingarten nor the Company can provide assurances that the Merger will be consummated on the terms or timeline currently contemplated, or at all.

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

●

our management's focus on the Merger may have prevented the pursuit of other opportunities that could be beneficial to the Company without realizing any of the benefits of having the Merger completed; and

●	reputational harm due to the adverse perception of any failure to successfully complete the Merger.

If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize or will not materially affect our stock price, our business and financial results.

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

●	the inability to successfully realize the anticipated value from some of Weingarten’s assets, particularly from the redevelopment projects;
●	lost sales and tenants as a result of certain tenants of either of the Company or Weingarten deciding not to continue to do business with the combined company;
●	the complexities associated with integrating personnel from the two companies;
●	the additional complexities of combining two companies with different histories, cultures, markets, strategies and customer bases;
●	the failure of the combined company to retain key employees of either of the two companies;
●	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and
●	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

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

We and Weingarten are each party to certain agreements that give the counterparty certain rights following a “change in control,” including in some cases the right to terminate such agreements. Under some such agreements, for example certain debt obligations, the Merger may constitute a change in control and therefore the counterparty may exercise certain rights under the agreement upon the closing of the Merger. Any such counterparty may request modifications of its respective agreements as a condition to granting a waiver or consent under its agreement. There is no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available, that the exercise of any such rights will not result in a material adverse effect or that any modifications of such agreements will not result in a material adverse effect to the combined company subsequent to the Merger.

We face risks relating to cybersecurity attacks and security incidents which could cause loss of confidential information, disrupt operations and materially affect our business and financial results.

We, like all businesses, are subject to cyberattacks and security incidents, which threaten the confidentiality, integrity, and availability of our systems and information resources. Those attacks and incidents may be due to intentional or unintentional acts by employees, contractors or third parties, who seek to gain unauthorized access to our or our service providers’ systems to disrupt operations, corrupt data, or steal confidential information.  through malware, computer viruses, ransomware, social engineering (e.g., phishing attachments to e-mails) or other vectors.

The risk of a cybersecurity attack, data breach or disruption, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. While we maintain some of our own critical information technology systems, we also depend on third-parties to provide important software, technologies, tools and a broad array of services and functions, such as payroll, human resources, electronic communications and certain finance functions, among others.  In addition, in the ordinary course of our business, we collect, process, transmit and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information.

Although we, and our service providers, have various measures in place to maintain and manage the security and integrity of IT networks, related systems and information assets, there can be no assurance that these efforts will be effective or that attempted attacks, breaches or disruptions will not be successful or damaging.  Our measures to prevent, detect and mitigate these threats, such as password protection, firewalls, backup servers, threat monitoring, log aggregation, vulnerability scanning, data encryption, periodic penetration testing and multifactor authentication, may not be successful in preventing a security incident or data breach or limiting the effects of such a breach. Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems.  This is particularly so because attack methodologies change frequently or are not recognized until launched, and we also may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

The primary risks that could directly result from the occurrence of a cyberattack or security incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We could be required to expend significant capital and other resources to address an attack or incident, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services, in addition to any remedies or relief that may result from legal proceedings. Our financial results may be negatively impacted by such attacks and incidents or any resulting negative media attention.

A cyberattack or security incident could:

●	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
●	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
●	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualifications as a REIT;
●	result in unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
●	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
●	require significant management attention and resources to remediate systems, fulfill compliance requirements and /or to remedy any damages that result;
●	subject us to regulatory enforcement, including investigative costs and fines or penalties, as the White House, SEC and other regulators have increased their focus on companies' cybersecurity vulnerabilities and risks;
●	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements or other causes of action; or
●	damage our reputation among our tenants, investors and associates.

Moreover, cyber incidents perpetrated against our tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the six months ended June 30, 2021, the Company repurchased 526,126 shares for an aggregate purchase price of $9.2 million (weighted average price of $17.53 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Company’s equity-based compensation plans.

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the six months ended June 30, 2021. As of June 30, 2021, the Company had $224.9 million available under this share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2021 – January 31, 2021	75,847	$15.16	-	$224.9
February 1, 2021 – February 28, 2021	441,944	17.89	-	224.9
March 1, 2021 – March 31, 2021	1,336	19.13		224.9
April 1, 2021 – April 30, 2021	3,434	19.43		224.9
May 1, 2021 – May 31, 2021	3,565	21.45		224.9
June 1, 2021 – June 30, 2021	-	-		224.9
Total	526,126	$17.53	-

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

2.1 *	Agreement and Plan of Merger, dated as of April 15, 2021, by and between Kimco Realty Corporation and Weingarten Realty Investors (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on April 15, 2021).
31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.  The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

July 30, 2021	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

July 30, 2021	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer