Form 10-Q
period 2021-09-30
KIMCO REALTY CORP
filed 2021-11-05
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 27, 2021, the registrant had 616,428,058 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 30, 2021	December 31, 2020
Assets:
Real estate, net of accumulated depreciation and amortization of $2,886,259 and $2,717,114, respectively	$14,778,312	$9,346,041
Real estate under development	5,672	5,672
Investments in and advances to real estate joint ventures	1,178,511	590,694
Other investments	130,470	117,140
Cash and cash equivalents	483,471	293,188
Marketable securities	1,249,125	706,954
Accounts and notes receivable, net	235,082	219,248
Operating lease right-of-use assets, net	149,203	102,369
Other assets	380,675	233,192
Total assets (1)	$18,590,521	$11,614,498

Liabilities:
Notes payable, net	$7,034,047	$5,044,208
Mortgages payable, net	482,634	311,272
Dividends payable	5,366	5,366
Operating lease liabilities	125,015	96,619
Other liabilities	772,251	470,995
Total liabilities (2)	8,419,313	5,928,460
Redeemable noncontrolling interests	15,784	15,784

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 19,580 shares; Aggregate liquidation preference $489,500	20	20
Common stock, $.01 par value, authorized 750,000,000 shares; Issued and outstanding 616,413,920 and 432,518,743 shares, respectively	6,164	4,325
Paid-in capital	9,579,517	5,766,511
Retained earnings/(cumulative distributions in excess of net income)	328,609	(162,812)
Total stockholders' equity	9,914,310	5,608,044
Noncontrolling interests	241,114	62,210
Total equity	10,155,424	5,670,254
Total liabilities and equity	$18,590,521	$11,614,498

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2021 and December 31, 2020 of $230,847 and $102,482, respectively.  See Footnote 13 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at September 30, 2021 and December 31, 2020 of $122,475 and $62,076, respectively.  See Footnote 13 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues
Revenues from rental properties, net	$364,694	$256,607	$929,297	$778,572
Management and other fee income	3,913	3,185	10,634	9,880
Total revenues	368,607	259,792	939,931	788,452

Operating expenses
Rent	(3,678)	(2,767)	(9,706)	(8,429)
Real estate taxes	(50,594)	(40,403)	(129,124)	(118,733)
Operating and maintenance	(52,063)	(42,844)	(145,480)	(124,192)
General and administrative	(25,904)	(28,795)	(75,136)	(72,316)
Impairment charges	(850)	(397)	(954)	(3,509)
Merger charges	(46,998)	-	(50,191)	-
Depreciation and amortization	(114,238)	(71,704)	(261,687)	(214,660)
Total operating expenses	(294,325)	(186,910)	(672,278)	(541,839)

Gain on sale of properties	1,975	-	30,841	5,697

Operating income	76,257	72,882	298,494	252,310

Other income/(expense)
Other income/(expense), net	6,696	(900)	11,834	393
Gain/(loss) on marketable securities, net	457,127	(76,931)	542,510	444,646
Gain on sale of cost method investment	-	-	-	190,832
Interest expense	(52,126)	(46,942)	(146,654)	(141,017)
Early extinguishment of debt charges	-	(7,538)	-	(7,538)
Income/(loss) before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	487,954	(59,429)	706,184	739,626

Provision for income taxes, net	(314)	(388)	(2,897)	(482)
Equity in income of joint ventures, net	20,025	11,233	54,095	35,039
Equity in income of other investments, net	1,539	11,155	10,365	26,895

Net income/(loss)	509,204	(37,429)	767,747	801,078

Net income attributable to noncontrolling interests	(1,465)	(965)	(5,369)	(1,479)

Net income/(loss) attributable to the Company	507,739	(38,394)	762,378	799,599

Preferred dividends	(6,354)	(6,354)	(19,062)	(19,062)

Net income/(loss) available to the Company's common shareholders	$501,385	$(44,748)	$743,316	$780,537

Per common share:
Net income/(loss) available to the Company's common shareholders:
-Basic	$0.91	$(0.10)	$1.57	$1.80
-Diluted	$0.91	$(0.10)	$1.56	$1.80

Weighted average shares:
-Basic	546,842	429,994	469,885	429,899
-Diluted	548,766	429,994	474,452	431,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended September 30, 2021 and 2020

(Unaudited)

(in thousands)

	Retained Earnings/
	(Cumulative						Total
	Distributions in Excess	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	of Net Income)	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at July 1, 2020	$(200,492)	20	$20	432,504	$4,325	$5,752,658	$5,556,511	$61,863	$5,618,374
Net (loss)/income	(38,394)	-	-	-	-	-	(38,394)	965	(37,429)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(240)	(240)
Dividends declared to common and preferred shares	(49,605)	-	-	-	-	-	(49,605)	-	(49,605)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(119)	(119)
Surrender of restricted common stock	-	-	-	(2)	-	(4)	(4)	-	(4)
Amortization of equity awards	-	-	-	-	-	6,450	6,450	-	6,450
Balance at September 30, 2020	$(288,491)	$20	$20	$432,502	$4,325	$5,759,104	$5,474,958	$62,469	$5,537,427

Balance at July 1, 2021	$(68,265)	20	$20	433,517	$4,335	$5,771,179	$5,707,269	$64,946	$5,772,215
Net income	507,739	-	-	-	-	-	507,739	1,465	509,204
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(353)	(353)
Dividends declared to common and preferred shares	(110,865)	-	-	-	-	-	(110,865)	-	(110,865)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(887)	(887)
Issuance of common stock, net of issuance costs	-	-	-	3,516	35	76,893	76,928	-	76,928
Issuance of common stock for merger (1)	-	-	-	179,920	1,799	3,736,936	3,738,735	-	3,738,735
Surrender of common stock for taxes	-	-	-	(567)	(5)	(11,575)	(11,580)	-	(11,580)
Exercise of common stock options	-	-	-	28	-	534	534	-	534
Amortization of equity awards	-	-	-	-	-	5,550	5,550	-	5,550
Noncontrolling interests assumed from the merger (1)	-	-	-	-	-	-	-	179,037	179,037
Redemption/conversion of noncontrolling interests	-	-	-	-	-	-	-	(3,094)	(3,094)
Balance at September 30, 2021	$328,609	20	$20	616,414	$6,164	$9,579,517	$9,914,310	$241,114	$10,155,424

(1)	See Footnotes 1 and 3 of the Notes to Condensed Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(in thousands)

	Retained Earnings/
	(Cumulative						Total
	Distributions in Excess	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	of Net Income)	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at January 1, 2020	$(904,679)	20	$20	431,815	$4,318	$5,765,233	$4,864,892	$64,015	$4,928,907
Contributions from noncontrolling interests	-	-	-	-	-	-	-	109	109
Net income	799,599	-	-	-	-	-	799,599	1,479	801,078
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(845)	(845)
Dividends declared to common and preferred shares	(183,411)	-	-	-	-	-	(183,411)	-	(183,411)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(1,018)	(1,018)
Issuance of common stock	-	-	-	921	9	(9)	-	-	-
Surrender of restricted common stock	-	-	-	(297)	(3)	(5,326)	(5,329)	-	(5,329)
Exercise of common stock options	-	-	-	63	1	980	981	-	981
Amortization of equity awards	-	-	-	-	-	17,574	17,574	-	17,574
Acquisition of noncontrolling interests	-	-	-	-	-	(19,348)	(19,348)	(1,271)	(20,619)
Balance at September 30, 2020	$(288,491)	20	$20	432,502	$4,325	$5,759,104	$5,474,958	$62,469	$5,537,427

Balance at January 1, 2021	$(162,812)	20	$20	432,519	$4,325	$5,766,511	$5,608,044	$62,210	$5,670,254
Net income	762,378	-	-	-	-	-	762,378	5,369	767,747
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	(529)	(529)
Dividends declared to common and preferred shares	(270,957)	-	-	-	-	-	(270,957)	-	(270,957)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(1,879)	(1,879)
Issuance of common stock, net of issuance costs	-	-	-	4,958	49	76,879	76,928	-	76,928
Issuance of common stock for merger (1)	-	-	-	179,920	1,799	3,736,936	3,738,735	-	3,738,735
Surrender of common stock for taxes	-	-	-	(1,115)	(10)	(20,816)	(20,826)	-	(20,826)
Exercise of common stock options	-	-	-	132	1	2,503	2,504	-	2,504
Amortization of equity awards	-	-	-	-	-	17,504	17,504	-	17,504
Noncontrolling interests assumed from the merger (1)	-	-	-	-	-	-	-	179,037	179,037
Redemption/conversion of noncontrolling interests	-	-	-	-	-	-	-	(3,094)	(3,094)
Balance at September 30, 2021	$328,609	20	$20	616,414	$6,164	$9,579,517	$9,914,310	$241,114	$10,155,424

(1)	See Footnotes 1 and 3 of the Notes to Condensed Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020

Cash flow from operating activities:
Net income	$767,747	$801,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261,687	214,660
Impairment charges	954	3,509
Early extinguishment of debt charges	-	7,538
Equity award expense	17,971	18,203
Gain on sale of properties	(30,841)	(5,697)
Gain on marketable securities, net	(542,510)	(444,646)
Gain on sale of cost method investment	-	(190,832)
Equity in income of joint ventures, net	(54,095)	(35,039)
Equity in income of other real estate investments, net	(10,365)	(26,895)
Distributions from joint ventures and other investments	54,188	135,791
Change in accounts and notes receivable, net	(3,644)	(21,175)
Change in accounts payable and accrued expenses	(55,569)	42,064
Change in other operating assets and liabilities, net	11,747	(32,617)
Net cash flow provided by operating activities	417,270	465,942

Cash flow from investing activities:
Acquisition of operating real estate	(102,682)	(7,073)
Improvements to operating real estate	(112,792)	(164,366)
Improvements to real estate under development	-	(22,358)
Acquisition of Weingarten Realty Investors, net of cash acquired of $56,465	(263,973)	-
Proceeds from sale of marketable securities	339	931
Proceeds from sale of cost method investment	-	227,325
Investments in and advances to real estate joint ventures	(7,546)	(14,640)
Reimbursements of investments in and advances to real estate joint ventures	9,113	4,400
Investments in and advances to other investments	(59,504)	(5,418)
Reimbursements of investments in and advances to other investments	48,420	297
Investment in other financing receivable	(26,897)	-
Collection of mortgage loans receivable	3,742	114
Proceeds from sale of properties	154,017	21,718
Proceeds from insurance casualty claims	-	2,450
Net cash flow (used for)/provided by investing activities	(357,763)	43,380

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(136,222)	(158,556)
Principal payments on rental property debt	(7,481)	(8,036)
Proceeds from issuance of unsecured term loan	-	590,000
Proceeds from issuance of unsecured notes	500,000	900,000
Repayments of unsecured revolving credit facility, net	-	(200,000)
Repayments of unsecured term loan	-	(590,000)
Repayments of unsecured notes	-	(484,905)
Financing origination costs	(7,017)	(17,851)
Payment of early extinguishment of debt charges	-	(7,538)
Contributions from noncontrolling interests	-	109
Redemption/distribution of noncontrolling interests	(7,558)	(22,483)
Dividends paid	(270,956)	(304,320)
Proceeds from issuance of stock, net	79,433	981
Shares repurchased for employee tax withholding on equity awards	(20,787)	(5,313)
Change in tenants' security deposits	1,364	(380)
Net cash flow used for financing activities	130,776	(308,292)

Net change in cash, cash equivalents and restricted cash	190,283	201,030
Cash, cash equivalents and restricted cash, beginning of the period	293,188	123,947
Cash, cash equivalents and restricted cash, end of the period	$483,471	$324,977

Interest paid during the period including payment of early extinguishment of debt charges of $0 and $7,538 (net of capitalized interest of $482 and $11,283, respectively)	$122,297	$128,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation, a Maryland corporation, is a publicly traded owner and operator of open-air, grocery-anchored shopping centers and mixed-use assets.  The terms “Kimco,” the “Company,” “we,” “our” and “us” each refers to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise. The Company, its affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, which are anchored generally by grocery stores, off-price retailers, home improvement centers, discounters and/or service-oriented tenants. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise.

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

Weingarten Merger

On August 3, 2021, Weingarten Realty Investors (“Weingarten”) merged with and into the Company, with the Company continuing as the surviving public company (the “Merger”), pursuant to the definitive merger agreement (the “Merger Agreement”) between the Company and Weingarten entered into on April 15, 2021. Under the terms of the Merger Agreement, each Weingarten common share was entitled to 1.408 newly issued shares of the Company’s common stock plus $2.89 in cash, subject to certain adjustments specified in the Merger Agreement.

On July 15, 2021, Weingarten’s Board of Trust Managers declared a special cash distribution of $0.69 per Weingarten common share (the “Special Distribution”) paid on August 2, 2021 to shareholders of record on July 28, 2021.  The Special Distribution was paid in connection with the Merger and to satisfy REIT taxable income distribution requirements.  Under the terms of the Merger Agreement, Weingarten’s payment of the Special Distribution adjusted the cash consideration paid by the Company at the closing of the Merger from $2.89 per Weingarten common share to $2.20 per Weingarten common share and had no impact on the payment of the common share consideration of 1.408 newly issued shares of Company common stock for each Weingarten common share owned immediately prior to the effective time of the Merger. During the nine months ended September 30, 2021, the Company incurred merger related expenses of $50.2 million associated with the Merger. These charges are primarily comprised of severance, professional fees and legal fees. See Footnote 3 of the Company’s Condensed Consolidated Financial Statements for further details.

COVID-19 Pandemic

The coronavirus disease 2019 (“COVID-19”) pandemic continues to impact the retail real estate industry for both landlords and tenants. The extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will continue to depend on future developments, which are uncertain at this time. The Company’s business, operations and financial results will depend on numerous evolving factors, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be taken in response to the pandemic, the distribution and effectiveness of vaccines, impacts on economic activity from the pandemic and actions taken in response, the effects of the pandemic on the Company’s tenants and their businesses, the ability of tenants to make their rental payments, additional closures of tenants’ businesses and impacts of opening and reclosing of communities in response to the increase in positive COVID-19 cases. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators. In addition, the Company will continue to monitor for any material or adverse effects resulting from the COVID-19 pandemic. If the Company has determined that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

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

Although the Company continues to see an increase in collections of rental payments, the effects COVID-19 have had on its tenants are still heavily considered when evaluating the collectability of the tenant’s total accounts receivable balance, including the corresponding straight-line rent receivable. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation Guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2020 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Restricted Cash

Restricted deposits are held or restricted for a specific use. The Company had restricted cash totaling $9.2 million and $0.2 million at September 30, 2021 and December 31, 2020, respectively, which is included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. This includes cash equivalents of $6.5 million that is held as collateral for letters of credit aggregating to $6.5 million at September 30, 2021.

Other Assets

In connection with the Merger, the Company acquired tax increment revenue bonds issued by an agency in connection with the development of a project in Sheridan, Colorado which mature on December 15, 2039. These Sheridan Redevelopment Agency issued Series B bonds have been classified as held to maturity and were recorded at estimated fair value upon the date of the Merger. The fair value estimates of the Company’s held to maturity tax increment revenue bonds, are based on discounted cash flow analysis, which are based on the expected future sales tax revenues of the project. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses observable market-based inputs, such as market discount rates and unobservable market-based inputs, such as future growth and inflation rates. Interest on these bonds is recorded at an effective interest rate while cash payments are received at the contractual interest rate.

The held to maturity bonds are evaluated for credit losses based on discounted estimated future cash flows. Any future receipts in excess of the amortized basis will be recognized as revenue when received. The credit risk associated with the amortized value of these bonds is low as the bonds are earmarked for repayments from sales and property taxes associated with a government entity. At September 30, 2021, no credit allowance has been recorded.

Commitments and Contingencies

In connection with the Merger, the Company now provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $53.7 million outstanding at September 30, 2021. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date.  The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its Condensed Consolidated Financial Statements (see Footnote 5 of the Company’s Condensed Consolidated Financial Statements).

New Accounting Pronouncements

The following table represents an Accounting Standards Update (“ASU”) to the FASB’s ASCs that, as of  September 30, 2021, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

ASU	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2021-05, July 2021, Lessors – Certain Leases with Variable Lease Payments (Topic 842)

This ASU amends the lessor lease classification in ASC 842 for leases that include variable lease payments that are not based on an index or rate. Under the amended guidance, lessors will classify a lease with variable payments that do not depend on an index or rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease under the previous ASU 842 classification criteria and sales-type or direct financing lease classification would result in a Day 1 loss.

Effective for annual periods beginning after December 15, 2021 and interim periods therein.

We are currently evaluating the impact of the adoption of ASU 2021-05 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our condensed consolidated financial statements.

The following ASU to the FASB’s ASC has been adopted by the Company as of the date listed:

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

3. Weingarten Merger

Overview

On August 3, 2021, the Company completed the Merger with Weingarten, under which Weingarten merged with and into the Company, with the Company continuing as the surviving public company. The total purchase price of the Merger was $4.1 billion, which consists primarily of shares of the Company’s common stock issued in exchange for Weingarten common shares, plus $281.1 million of cash consideration. The total purchase price was calculated based on the closing price of the Company’s common stock on August 3, 2021, which was $20.78 per share. At the effective time of the Merger, each Weingarten common share, issued and outstanding immediately prior to the effective time of the Merger (other than any shares owned directly by the Company or Weingarten and in each case not held on behalf of third parties) was converted into 1.408 shares of newly issued shares of the Company’s common stock.  The number of Weingarten common shares outstanding as of August 3, 2021 converted to shares of the Company’s common stock was determined as follows:

Weingarten common shares outstanding as of August 3, 2021	127,784,006
Exchange ratio	1.408
Kimco common stock issued	179,919,880

The following table presents the purchase price and the total value of stock consideration paid by Kimco at the close of the Merger (in thousands except share price of Kimco common stock):

	Price of Kimco Common Stock	Equity Consideration Given (Kimco Shares to be Issued)	Calculated Value of Weingarten Consideration	Cash Consideration *	Total Value of Consideration
As of August 3, 2021	$20.78	179,920	$3,738,735	$320,424	$4,059,159

* Amounts include additional consideration of $39.1 million relating to reimbursements paid by the Company to Weingarten at the closing of the Merger for transaction costs incurred by Weingarten.

As a result of the Merger, Kimco acquired 149 properties, including 30 held through joint venture programs. The consolidated net assets and results of operations of Weingarten are included in the consolidated financial statements from the closing date, August 3, 2021.

Provisional Purchase Price Allocation

In accordance with ASC 805-10, Business Combinations, the Company accounted for the Merger as a business combination using the acquisition method of accounting. Based on the value of the common shares issued and cash consideration paid, the total fair value of the assets acquired and liabilities assumed in the Merger was $4.1 billion. The following table summarizes the provisional purchase price allocation based on the Company's initial valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Provisional Allocation as of September 30, 2021
Land	$1,166,922
Building and improvements	4,041,244
In-place leases	374,281
Above-market leases	42,260
Real estate assets	5,624,707
Investments in and advances to real estate joint ventures	586,248
Cash, accounts receivable and other assets	242,399
Total assets acquired	6,453,354

Notes payable	(1,497,632)
Mortgages payable	(317,671)
Accounts payable and other liabilities	(279,414)
Below-market leases	(120,441)
Noncontrolling interests	(179,037)
Total liabilities assumed	(2,394,195)

Total purchase price	$4,059,159

The provisional fair market value of the acquired properties is based upon a valuation prepared by the Company with assistance of a third-party valuation specialist. The Company and valuation specialist are still in the process of reviewing the inputs used by the third-party specialist to ensure reasonableness and that the procedures are performed in accordance with management's policy. Therefore, the final acquisition accounting adjustments, including the purchase price and its allocation, are not yet complete as of this filing. Once the purchase price and allocation are complete, an adjustment to the provisional purchase price or allocation may occur. Additionally, any excess purchase price, which could differ materially, may result in the recognition of goodwill, the amount of which may be significant.

The following table details the provisional weighted average amortization periods, in years, of the purchase price provisionally allocated to real estate and related intangible assets and liabilities acquired arising from the Merger:

Weighted Average Amortization Period (in Years)
Land	n/a
Building	50.0
Building improvements	45.0
Tenant improvements	4.0
Fixtures and leasehold improvements	7.0
In-place leases	2.5
Above-market leases	5.2
Below-market leases	16.9
Operating right-of-use intangible assets	24.2
Fair market value of debt adjustment	3.8

Revenues from rental properties, net and Net income/(loss) available to the Company’s common shareholders in the Company’s Condensed Consolidated Statements of Operations includes revenues of $73.5 million and net income of $9.9 million (excluding $50.2 million of merger related charges), respectively, resulting from the Merger during the nine months ended September 30, 2021.

Pro forma Information

The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, adjusted to give effect to these properties acquired as of January 1, 2020.  The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from rental properties, net	$401.4	$366.8	$1,186.4	$1,109.1
Net income/(loss) (1)	$561.4	$(21.9)	$854.3	$797.6
Net income/(loss) available to the Company’s common shareholders	$553.4	$(29.8)	$828.3	$775.1
Net income/(loss) available to the Company’s common shareholders per common share:
Basic (1)	$0.91	$(0.05)	$1.35	$1.27
Diluted (1)	$0.90	$(0.05)	$1.34	$1.27

(1) The pro forma earnings for the three and nine months ended September 30, 2021 were adjusted to exclude $47.0 million and $50.2 million of merger costs, respectively, while the pro forma earnings for the nine months ended September 30, 2020 were adjusted to include $50.2 million of merger costs incurred.

4. Real Estate

Acquisitions

During the nine months ended September 30, 2021, the Company acquired the following operating properties, through direct asset purchases (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Other Consideration**	Total	GLA*
Distribution Center #1	Lancaster, CA	Jan-21	$58,723	$11,277	$70,000	927
Distribution Center #2	Woodland, CA	Jan-21	27,589	6,411	34,000	508
			$86,312	$17,688	$104,000	1,435

* Gross leasable area ("GLA")

** Consists of the fair value of the assets acquired which exceeded the purchase price upon closing. The transaction was a sale-leaseback with the seller which resulted in the recognition of a prepayment of rent of $17.7 million in accordance with ASC 842, Leases at closing. The prepayment of rent was amortized over the initial term of the lease through Revenues from rental properties, net on the Company's Condensed Consolidated Statements of Operations. See Footnote 12 of the Company’s Condensed Consolidated Financial Statements for additional discussion regarding fair value allocation of partnership interest for noncontrolling interests.

The two distribution centers were purchased through a TRS of the Company during January 2021, and they were subsequently sold in June 2021 and are included in the Dispositions disclosure below. Included in the Company's Condensed Consolidated Statements of Operations is $3.2 million in total revenues from the date of acquisition through the date of disposition for these two operating properties.

The purchase price for these acquisitions was allocated to real estate and related intangible assets and liabilities acquired, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for properties acquired during the nine months ended September 30, 2021, is as follows (in thousands):

	Allocation as of September 30, 2021	Weighted Average Amortization Period (in Years)
Land	$19,527	n/a
Building	87,691	50.0
Building improvements	6,251	45.0
Tenant improvements	711	20.0
In-place leases	11,120	20.0
Below-market leases	(21,300)	60.0
Net assets acquired	$104,000

Dispositions

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels (dollars in millions):

	Nine Months Ended September 30,
	2021	2020
Aggregate sales price	$156.6	$22.6
Gain on sale of properties (1)	$30.8	$5.7
Number of properties sold	5	3
Number of parcels sold	9	1

(1)	Before noncontrolling interests of $3.0 million and taxes of $2.2 million, after utilization of net operating loss carryforwards, for the nine months ended September 30, 2021.

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

The table below presents joint venture investments for which the Company held an ownership interest at September 30, 2021 and December 31, 2020 (dollars in millions):

	Ownership	The Company’s Investment
Joint Venture	Interest	September 30, 2021	December 31, 2020
Prudential Investment Program (1)	15.0%	$170.5	$175.1
Kimco Income Opportunity Portfolio (“KIR”) (1)	48.6%	183.3	177.4
Canada Pension Plan Investment Board (“CPP”) (1)	55.0%	162.4	159.7
Other Institutional Joint Ventures (1) (2)	Various	264.7	-
Other Joint Venture Programs (1) (2) (3)	Various	397.6	78.5
Total*		$1,178.5	$590.7

* Representing 125 property interests and 25.3 million square feet of GLA, as of September 30, 2021, and 97 property interests and 21.2 million square feet of GLA, as of December 31, 2020.

(1)

The Company manages certain of these joint venture investments and, where applicable, earns property management fees, construction management fees, property acquisition and disposition fees, leasing management fees and asset management fees.

(2)

In connection with the Merger, the Company acquired ownership in 9 unconsolidated joint ventures, which have a provisional fair market value of $586.2 million at the time of Merger. These joint ventures represent 30 property interests and 4.4 million square feet of GLA, as of September 30, 2021.

(3)	During October 2021, the Company purchased its partner’s 70% remaining interest in a joint venture which is comprised of six property interests, for a gross purchase price of $425.8 million, which the Company now owns 100%. Subsequently in October 2021, the Company entered into a new 50/50 joint venture with a third party in which it contributed the six properties for a gross sales price of $425.8 million and will remain as manager.

The table below presents the Company’s share of net income/(loss) for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
Joint Venture	2021	2020	2021	2020
Prudential Investment Program	$1.9	$2.3	$7.2	$6.8
KIR	9.4	8.2	27.2	22.9
CPP	2.6	0.9	6.7	3.6
Other Institutional Joint Ventures	0.9	-	0.9	-
Other Joint Venture Programs	5.2	(0.2)	12.1	1.7
Total	$20.0	$11.2	$54.1	$35.0

During the nine months ended September 30, 2021, certain of the Company’s real estate joint ventures disposed of two properties, in separate transactions, for an aggregate sales price of $53.7 million. These transactions resulted in an aggregate net gain to the Company of $4.2 million for the nine months ended September 30, 2021.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2021 and December 31, 2020 (dollars in millions):

	As of September 30, 2021			As of December 31, 2020
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$491.8	1.95%	46.5	$495.8	2.05%	37.2
KIR	508.4	3.11%	24.9	536.9	3.87%	25.3
CPP	84.5	1.83%	58.1	84.9	3.25%	30.0
Other Institutional Joint Ventures (1)	169.5	1.63%	6.0	-	-	-
Other Joint Venture Programs (1)	402.9	3.58%	86.0	423.4	3.41%	86.7
Total	$1,657.1			$1,541.0

* Includes extension options

(1)	Includes an aggregate $191.5 million of secured debt (including a fair market value adjustment of $0.8 million) assumed in connection with the Merger.

The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its joint venture portfolio for any impairment indicators. If the Company has determined that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

6. Other Investments

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of September 30, 2021, the Company’s net investment under the Preferred Equity Program was $108.3 million relating to 49 properties, including 38 net leased properties.  During the nine months ended September 30, 2021, the Company recognized net income of $8.5 million from its preferred equity investments, including net transactional losses of $1.2 million. During the nine months ended September 30, 2020, the Company recognized income of $26.8 million from its preferred equity investments, including net profit participation of $15.9 million. These amounts are included in Equity in income of other investments, net on the Company’s Condensed Consolidated Statements of Operations.

During September 2021, the Company entered into an equity investment commitment of up to $25 million with Fifth Wall’s Climate Technology Fund, of which $2.3 million has been funded as of September 30, 2021.  During October 2021, Mary Hogan Preusse, a member of the Company’s Board of Directors, joined Fifth Wall as a Senior Advisor.

During the nine months ended September 30, 2021, the Company invested $54.9 million in a new preferred equity investment in a property located in San Antonio, TX.

7. Marketable Securities

The amortized cost and unrealized gains, net of marketable securities as of September 30, 2021 and December 31, 2020, are as follows (in thousands):

	As of September 30, 2021	As of December 31, 2020
Marketable securities:
Amortized cost	$114,194	$114,531
Unrealized gains, net	1,134,931	592,423
Total fair value	$1,249,125	$706,954

During the three months ended September 30, 2021 and 2020, there were net unrealized gains on marketable securities of $457.1 million and net unrealized losses on marketable securities of $76.9 million, respectively. During the nine months ended September 30, 2021 and 2020, the net unrealized gains on marketable securities were $542.5 million and $444.6 million, respectively. These net unrealized gains are included in Gain/(loss) on marketable securities, net on the Company’s Condensed Consolidated Statements of Operations. See Footnote 14 of the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

8. Accounts and Notes Receivable

The components of accounts and notes receivable, net of potentially uncollectible amounts as of September 30, 2021 and December 31, 2020, are as follows (in thousands):

	As of September 30, 2021	As of December 31, 2020
Billed tenant receivables	$11,651	$25,428
Unbilled common area maintenance, insurance and tax reimbursements	55,142	35,982
Deferred rent receivables	8,569	17,328
Other receivables	10,585	4,880
Straight-line rent receivables	149,135	135,630
Total accounts and notes receivable, net	$235,082	$219,248

9. Leases

Lessor Leases

The Company’s primary source of revenues is derived from lease agreements, which includes rental income and expense reimbursement. The Company’s lease income is comprised of minimum base rent, expense reimbursements, percentage rent, lease termination fee income, ancillary income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments.

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the nine months ended September 30, 2021 and 2020, is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Lease income:
Fixed lease income (1)	$720,174	$659,913
Variable lease income (2)	181,980	173,216
Above-market and below-market leases amortization, net	11,915	17,500
Adjustments for potentially uncollectible revenues and disputed amounts (3)	15,228	(72,057)
Total lease income	$929,297	$778,572

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)	The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts primarily due to the COVID-19 pandemic.

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from less than one year to 64.3 years, some of which include options to extend the terms for up to an additional 75 years. The Company does not typically include any of its renewal options in its lease terms for calculating its lease liability as the renewal options allow the Company to maintain operational flexibility unless the Company is reasonably certain it will exercise these renewal options.

The Company’s operating lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applied adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets.

In connection with the Merger, the Company obtained $32.6 million of operating right-of-use assets in exchange for new operating lease liabilities related to six properties under operating lease agreements for ground leases.  In addition, the Company acquired two properties under finance leasing arrangements that consists of variable lease payments with a bargain purchase option.  As a result, the Company obtained finance right-of-use assets of $23.8 million (which are included in Other assets on the Company’s Condensed Consolidated Balance Sheets) in exchange for new finance lease liabilities (which are included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets).

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating and finance leases as of September 30, 2021 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	25.7	2.3
Weighted-average discount rate	6.62%	4.44%

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Lease cost:
Finance lease cost (1)	$263	$-
Operating lease cost	8,562	7,782
Variable lease cost	2,520	2,104
Total lease cost	$11,345	$9,886

(1)	Relates to interest expense on finance lease liabilities, which were acquired in connection with the Merger.

10. Other Assets

Assets Held-For-Sale

At September 30, 2021, the Company had a property classified as held-for-sale at a net carrying amount of $21.0 million (including accumulated depreciation and amortization of $0.2 million).

Mortgages and Other Financing Receivables

During the nine months ended September 30, 2021, the Company issued/acquired the following mortgage loans and other financing receivables (dollars in millions):

Date Issued/Acquired	Face Amount	Interest Rate	Maturity Date
Sep-21	$21.5	12.50%	Sep-27
Aug-21*	$10.0	5.00%	Jan-22
Aug-21*	$3.4	7.00%	Oct-53
Jul-21	$5.0	8.00%	Jun-22
Mar-21	$0.4	7.00%	Mar-31

* Acquired in connection with the Merger

In addition, during the nine months ended September 30, 2021, the Company received $3.6 million in full payment of a mortgage loan receivable which accrued interest at a rate of 4.00% and was scheduled to mature in November 2021.

11. Notes and Mortgages Payable

Notes Payable

In February 2020, the Company obtained a $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (0.85% as of September 30, 2021), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of September 30, 2021, the Credit Facility had no outstanding balance, appropriations for letters of credit of $1.9 million and the Company was in compliance with its covenants.

In connection with the Merger, the Company assumed senior unsecured notes aggregating $1.5 billion (including fair market value adjustment of $95.6 million), which have scheduled maturity dates ranging from October 2022 to August 2028 and accrue interest at rates ranging from 3.25% to 6.88% per annum. The senior unsecured notes assumed during the Merger have covenants that are similar to the Company’s existing debt covenants for its senior unsecured notes.

In September 2021, the Company issued $500.0 million in senior unsecured notes, which are scheduled to mature in December 2031 and accrue interest at a rate of 2.25% per annum.

Mortgages Payable

During the nine months ended September 30, 2021, the Company repaid $137.2 million of mortgage debt (including fair market value adjustment of $1.0 million) that encumbered 16 operating properties.

In connection with the Merger, the Company assumed mortgage debt aggregating $317.7 million (including fair market value adjustment of $11.0 million) that encumber 16 operating properties, which have scheduled maturity dates ranging from April 2022 to August 2038 and accrue interest at rates ranging from 3.50% to 6.95% per annum.

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

In connection with the Merger, the Company acquired two consolidated joint ventures structured as DownREIT partnerships. These ventures allow the outside limited partners to redeem their interest in the partnership, and the Company has the option to redeem the interest in cash or shares of the Company's common stock. As of September 30, 2021, the aggregate redemption value of these noncontrolling interests was approximately $41.7 million.  In addition, the Company acquired ownership interests in eight consolidated joint ventures in connection with the Merger, which have noncontrolling interests of $134.3 million.

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholders equity on the Company’s Condensed Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance at January 1,	$15,784	$17,943
Fair value allocation to partnership interest (1)	2,068	-
Income	529	845
Distributions (1)	(2,597)	(845)
Balance at September 30,	$15,784	$17,943

(1)

During January 2021, KIM RDC, LLC (“KIM RDC”), a wholly owned subsidiary of the Company, and KP Lancewood LLC (“KPR Member”) entered into a joint venture agreement wherein KIM RDC has a 100% controlling interest and KPR Member is entitled to a profit participation. The joint venture acquired two operating properties for a gross fair value of $104.0 million (see Footnote 4 of the Company’s Condensed Consolidated Financial Statements). This joint venture was accounted for as a consolidated VIE (see Footnote 13 of the Company’s Condensed Consolidated Financial Statements). During June 2021, the two joint venture properties were sold for a combined sales price of $108.0 million of which the KPR Member received a distribution of $2.1 million.

13. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at September 30, 2021 and December 31, 2020 are 34 and 22 consolidated entities, respectively, that are VIEs for which the Company is the primary beneficiary. In August 2021, the Company acquired 11 of these VIEs in conjunction with the Merger. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At September 30, 2021, total assets of these VIEs were $1.4 billion and total liabilities were $122.5 million. At December 31, 2020, total assets of these VIEs were $1.0 billion and total liabilities were $62.1 million.

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

	As of September 30, 2021	As of December 31, 2020
Number of unencumbered VIEs	30	19
Number of encumbered VIEs	4	3
Total number of consolidated VIEs	34	22

Restricted Assets:
Real estate, net	$225.1	$97.7
Cash and cash equivalents	1.8	1.8
Accounts and notes receivable, net	2.0	1.9
Other assets	1.9	1.1
Total Restricted Assets	$230.8	$102.5

VIE Liabilities:
Mortgages payable, net	$79.7	$36.5
Operating lease liabilities	6.7	5.5
Other liabilities	36.1	20.1
Total VIE Liabilities	$122.5	$62.1

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1)	$7,034,047	$7,418,103	$5,044,208	$5,486,953
Mortgages payable, net (2)	$482,634	$484,699	$311,272	$312,933

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its unsecured revolving credit facility was classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2, as of September 30, 2021 and December 31, 2020, were $7.4 billion and $5.5 billion, respectively.

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

The table below presents the Company’s financial assets measured at fair value on a recurring basis at  September 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2021	Level 1	Level 2	Level 3

Marketable equity securities	$1,249,125	$1,249,125	$-	$-

	Balance at December 31, 2020	Level 1	Level 2	Level 3

Marketable equity securities	$706,954	$706,954	$-	$-

The table below presents the Company’s assets measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020 (in thousands):

	Balance at September 30, 2021	Level 1	Level 2	Level 3

Other investments	$9,834	$-	$-	$9,834

	Balance at December 31, 2020	Level 1	Level 2	Level 3

Real estate	$24,899	$-	$-	$24,899
Other investments	$5,464	$-	$-	$5,464

The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers, which were less than the carrying value of the assets. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

15. Incentive Plans

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan (together with the 2020 Plan, the “Plans”) that expired in March 2020.  The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards.  At September 30, 2021, the Company had 8.5 million shares of common stock available for issuance under the 2020 Plan.

The Company accounts for equity awards in accordance with FASB’s Compensation – Stock Compensation guidance, which requires that all share-based payments to employees, including restricted stock and performance shares, be recognized in the Condensed Consolidated Statements of Operations over the service period based on their fair values. Fair value of performance awards is determined using the Monte Carlo method which is intended to estimate the fair value of the awards at the grant date. Fair value of restricted shares is calculated based on the price on the date of grant.

The Company recognized expenses associated with its equity awards of $18.0 million and $18.2 million for the nine months ended September 30, 2021 and 2020, respectively.  As of September 30, 2021, the Company had $41.9 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 2.8 years.

Defined Benefit Plan

As part of the Merger, the Company assumed sponsorship of Weingarten's noncontributory qualified cash balance retirement plan (“the Benefit Plan”).  At the date of the Merger, the Benefit Plan was frozen and as a result no new benefits will be offered to employees who were not already part of the Benefit Plan on the Merger date. The Benefit Plan is expected to be terminated by December 31, 2021.  The Benefit Plan maintains a separate account for each participant. Annual additions to each participant’s account included an interest credit of 4.5% as the service credit was suspended upon the freeze. The participant data used in determining the liabilities and costs for the Benefit Plan was collected as of January 1, 2021.

Upon the Merger, the Benefit Plan’s projected benefit obligation and plan assets were fair valued as of the Merger date. The projected benefit obligation, fair value of the plan assets and the Benefit Plan’s funded status at the Merger date were (in thousands):

Projected benefit obligation	$(73,081)
Fair value of plan assets	74,025
Funded status (included in Other assets)	$944

The weighted-average assumptions used to determine the benefit obligation are shown below:

Discount rate	2.52%
Salary scale increases	3.50%
Interest credit rate for cash balance plan	4.50%

The Benefit Plan’s investment policy is to address the long-term needs of the Benefit Plan and consider the risk tolerances of participants, to select appropriate investments to be offered by the Benefit Plan and to establish procedures for monitoring and evaluating the performance of the investments of the Benefit Plan. The Benefit Plan’s overall objectives for selecting and monitoring investment options are (i) to promote and optimize retirement wealth accumulation, (ii) to provide a full range of asset classes and investment options that are intended to help diversify the portfolio to maximize return within reasonable and prudent levels of risk, (iii) to control costs of administering the Benefit Plan and (iv) to manage the investments held by the Benefit Plan.

The selection of investment options is determined using criteria based on the following characteristics: fund history, relative performance, investment style, portfolio structure, manager tenure, minimum assets, expenses and operation considerations. Investment options selected for use in the Benefit Plan are reviewed at least on a semi-annual basis to evaluate material changes from the selection criteria. Asset allocation is used to determine how the investment portfolio should be split between stocks, bonds and cash. The asset allocation decision is influenced by investment time horizon; risk tolerance; and investment return objectives. The primary factor in establishing asset allocation is demographics of the Benefit Plan. A broad market diversification model is used in considering all these factors, and the percentage allocation to each investment category may also vary depending upon market conditions. Re-balancing of the allocation of the Benefit Plan’s assets occurs semi-annually.

The fair value of plan assets was determined based on publicly quoted market prices for identical assets as of the date of the Merger, which are all classified as Level 1 observable inputs. The fair value and allocation of the plan assets were as follows (in thousands):

	Fair Value	Asset Allocation
Cash and short-term investments	$44,563	60%
Large company funds	11,946	16%
Fixed income funds	7,467	10%
International funds	3,247	5%
Growth funds	2,364	3%
Small company funds	2,225	3%
Mid company funds	2,213	3%
Total	$74,025	100%

The components of net periodic benefit income include an expected return on plan assets of $0.9 million and an interest cost of $0.3 million for the three and nine months ended September 30, 2021, which are included in Other income/(expense), net in the Company’s Condensed Consolidated Statements of Operations.

No contributions are anticipated to be made to the Benefit Plan during the remainder of 2021.

16. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Computation of Basic and Diluted Earnings Per Share:
Net income/(loss) available to the Company's common shareholders	$501,385	$(44,748)	$743,316	$780,537
Earnings attributable to participating securities	(4,078)	(251)	(5,749)	(5,259)
Net income/(loss) available to the Company’s common shareholders for basic earnings per share	497,307	(44,999)	737,567	775,278
Distributions on convertible units	42	-	3,009	119
Net income/(loss) available to the Company’s common shareholders for diluted earnings per share	$497,349	$(44,999)	$740,576	$775,397

Weighted average common shares outstanding – basic	546,842	429,994	469,885	429,899
Effect of dilutive securities (1):
Equity awards	1,718	-	1,837	1,496
Assumed conversion of convertible units	206	-	2,730	207
Weighted average common shares outstanding – diluted	548,766	429,994	474,452	431,602
Net income/(loss) available to the Company's common shareholders:
Basic earnings per share	$0.91	$(0.10)	$1.57	$1.80
Diluted earnings per share	$0.91	$(0.10)	$1.56	$1.80

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net income/(loss) available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 0.5 million and 1.2 million stock options that were not dilutive as of September 30, 2021 and 2020, respectively, and 2.5 million shares of restricted stock that were not dilutive for the three months ended September 30, 2020.

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

17. Stockholders’ Equity

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below:

As of September 30, 2021 and December 31, 2020
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	9,000	$225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		19,580	$489,500

Common Stock

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the nine months ended September 30, 2021. As of September 30, 2021, the Company had $224.9 million available under this share repurchase program.

During August 2021, the Company established an at-the-market continuous offering program (the “ATM program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. During 2021, the Company issued 3,515,500 shares and received net proceeds after commissions of $76.9 million. As of September 30, 2021, the Company had $422.4 million available under this ATM program.

In connection with the Merger, each Weingarten common share, issued and outstanding immediately prior to the effective time of the Merger, was converted into 1.408 shares of newly issued shares of Kimco common stock, resulting in approximately 179.9 million common shares being issued in connection with the Merger.

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Shares	$0.17000	$0.10000	$0.51000	$0.38000
Class L Depositary Shares	$0.32031	$0.32031	$0.96093	$0.96093
Class M Depositary Shares	$0.32813	$0.32813	$0.98439	$0.98439

18. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Surrender of common stock	$20,826	$5,329
Declaration of dividends paid in succeeding period	$5,366	$5,366
Capital expenditures accrual	$35,451	$41,373
Lease liabilities arising from obtaining operating right-of-use assets	$553	$-
Allocation of fair value to noncontrolling interests	$2,068	$-
Purchase price fair value adjustment to prepaid rent	$15,620	$-
Weingarten Merger:
Real estate assets	$5,624,707	$-
Investments in and advances to real estate joint ventures	$586,248	$-
Notes payable	$(1,497,632)	$-
Mortgages payable	$(317,671)	$-
Below-market leases	$(120,441)	$-
Noncontrolling interests	$(179,037)	$-
Other assets and liabilities, net	$(149,813)	$-
Lease liabilities arising from obtaining operating right-of-use assets	$32,569	$-
Lease liabilities arising from obtaining financing right-of-use assets	$23,778	$-
Common stock issued in exchange for Weingarten shares	$(3,738,735)	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Condensed Consolidated Balance Sheets to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	As of September 30, 2021	As of December 31, 2020
Cash and cash equivalents	$474,260	$292,953
Restricted cash	9,211	235
Total cash, cash equivalents and restricted cash	$483,471	$293,188

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations and management’s ability to estimate the impact of such changes, (vi) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (vii) pandemics or other health crises, such as coronavirus disease 2019 (“COVID-19”), (viii) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (ix) the Company’s failure to realize the expected benefits of the Merger (as defined below), (x) significant transaction costs and/or unknown or inestimable liabilities related to the Merger, (xi) the risk of shareholder litigation in connection with the Merger, including any resulting expense, (xii) risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the combined company following the Merger, (xiii) the possibility that, if the Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline, (xiv) valuation and risks related to the Company’s joint venture and preferred equity investments, (xv) valuation of marketable securities and other investments, including the shares of Albertsons Companies, Inc. common stock held by the Company, (xvi) increases in operating costs, (xvii) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xviii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (xix) impairment charges, (xx) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and (xxi) the other risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2020, as supplemented by the risks and uncertainties identified under Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Accordingly, there is no assurance that the Company’s expectations will be realized.  The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised to refer to any further disclosures the Company makes in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that the Company files with the Securities and Exchange Commission (“SEC”).

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Overview

Kimco Realty Corporation, a Maryland corporation, is North America’s largest publicly traded owner and operator of open-air, grocery-anchored shopping centers and mixed-use assets in the U.S. The terms “Kimco,” the “Company,” “we,” “our” and “us” each refers to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise.  The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of September 30, 2021, the Company had interests in 545 U.S. shopping center properties, aggregating 93.7 million square feet of gross leasable area (“GLA”), located in 29 states. In addition, the Company had 58 other property interests, primarily through the Company’s preferred equity investments and other investments, totaling 6.3 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

The Company’s primary business objective is to be the premier owner and operator of open-air, grocery-anchored shopping centers and mixed-use assets in the U.S. The Company believes it can achieve this objective by:

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

Weingarten Merger

On August 3, 2021, Weingarten Realty Investors (“Weingarten”) merged with and into the Company, with the Company continuing as the surviving public company (the “Merger”), pursuant to the definitive merger agreement (the “Merger Agreement”) between the Company and Weingarten which was entered into on April 15, 2021.  The Merger brought together two industry-leading retail real estate platforms with highly complementary portfolios and created the preeminent open-air shopping center and mixed-use real estate owner in the country.  As a result of the Merger, the Company acquired 149 properties, including 30 held through joint venture programs.  The increased scale in targeted growth markets, coupled with a broader pipeline of redevelopment opportunities, has positioned the combined company to create significant value for its shareholders.  Under the terms of the Merger Agreement, each Weingarten common share was entitled to 1.408 newly issued shares of the Company’s common stock plus $2.89 in cash, subject to certain adjustments specified in the Merger Agreement.

On July 15, 2021, Weingarten’s Board of Trust Managers declared a special cash distribution of $0.69 per Weingarten common share (the “Special Distribution”) payable on August 2, 2021 to shareholders of record on July 28, 2021.  The Special Distribution was paid in connection with the Merger and to satisfy REIT taxable income distribution requirements.  Under the terms of the Merger Agreement, Weingarten’s payment of the Special Distribution adjusted the cash consideration paid by the Company at the closing of the Merger from $2.89 per Weingarten common share to $2.20 per Weingarten common share and had no impact on the payment of the share consideration of 1.408 newly issued shares of Company common stock for each Weingarten common share owned immediately prior to the effective time of the Merger. In connection with the Merger the Company issued 179.9 million shares of common stock.

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

The extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will continue to depend on future developments, which continue to be uncertain, including new information that may emerge concerning the severity of COVID-19, variants, the distribution and effectiveness as well as the willingness to take the vaccines, the impact of COVID-19 on economic activity, the effect of COVID-19 on the Company’s tenants and their businesses, the ability of tenants to make their rental payments and any additional closures of tenants’ businesses.

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

Although the Company continues to see an increase in collections of rental payments, the effects COVID-19 have had on its tenants are still heavily considered when evaluating the adequacy of the collectability of the tenant’s total accounts receivable balance, including the corresponding straight-line rent receivable. As of September 30, 2021, the Company’s consolidated accounts receivable balance was 43% potentially uncollectible, including receivables from tenants that are being accounted for on a cash basis, and 13% of the Company’s straight-line rent receivables were potentially uncollectible, also inclusive of tenants that are being accounted for on a cash basis. These reserves are primarily attributable to the impact from the COVID-19 pandemic. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess the collectability of its tenant accounts receivables. As such, the Company may determine that further adjustments to its accounts receivable may be required in the future, and such amounts may be material.

Cybersecurity

The Company’s Audit Committee receives quarterly briefings from the Company’s Chief Information Officer detailing any existing or emerging threats to the Company as well as the status of projects to strengthen the Company’s security systems and improve cyber readiness.

In addition, the Company has a Cyber Risk Committee (“Cyber Committee”) which reviews and reports on technology-based security issues.  The Cyber Committee is comprised of Senior Management from all business units within the Company and meets quarterly to review the controls and procedures in place to identify potential cyber security risks throughout the Company.  The Cyber Committee also develops strategies to mitigate risks and other potential breaches which could damage or harm the Company, its employees, data and systems.

The Company utilizes advanced endpoint protection, firewalls, intrusion detection and prevention, threat intelligence, security event logging and correlation, and 3rd party penetration testing, security monitoring and alerting to safeguard employees, data and systems. The Company has cybersecurity coverage incorporated in its insurance policies. The Company has not experienced any information security breaches over the last three years.

The Company requires all its employees to complete annual employee security awareness training and also conducts internal phishing exercises regularly to assess the effectiveness of the training and to identify where additional training is necessary.

Climate Change

The Company recognizes that climate change is one of the most significant stakeholder issues of our times, threatening the viability of economic and environmental systems globally. The scientific community has studied climate change and a consensus exists that warming is occurring outside the boundaries of historical planetary trends due in significant part to human activity. As a real estate portfolio owner, the Company monitors physical and transition risks as well as opportunities posed to its business by climate change. The Company’s Board of Directors (the “Board”) sets the Company’s overall Environmental, Social and Governance (“ESG”) program objectives and oversees enterprise risk management. The Nominating and Corporate Governance Committee of the Board is responsible for ESG program oversight and performance evaluation.

Climate risks and opportunities are evaluated at both the corporate and individual asset level. The following table summarizes relevant climate risks identified as a part of the Company’s ongoing risk assessment process.

Climate Risk	Description
Physical
Windstorms	Increased frequency and intensity of windstorms, such as hurricanes, could lead to property damage, loss of property value and interruptions to business operations
Sea Level Rise	Rising sea levels could lead to storm surge and other potential impacts for low-lying coastal properties leading to damage, loss of property value and interruptions to business operations
Flooding	Change in rainfall conditions leading to increased frequency and severity of flooding could lead to property damage, loss of property value and interruptions to business operations
Wildfires	Change in fire potential could lead to permanent loss of property, stress on human health (air quality) and stress on ecosystem services
Heat and Water Stress	Increases in temperature could lead to droughts and decreased available water supply could lead to higher utility usage, supply interruptions and reputational issues in local communities
Transition
Regulation	Regulations at the federal, state and local levels could impose additional operating and capital costs associated with utilities, energy efficiency, building materials and building design
Reputation

Increased interest among retail tenants in building efficiency, sustainable design criteria and "green leases", which incorporate provisions intended to promote sustainability at the property, could result in decreased demand for outdated space

The Company’s approach in mitigating these risks include but are not limited to (i) carrying additional insurance coverage relating to flooding and windstorms, (ii) maintaining a geographically diversified portfolio which assists in limiting exposure to event driven risks and (iii) creating a form “green lease” for its tenants which incorporates varied criteria that align landlord and tenant sustainability priorities as well as establishing green construction criteria.

Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020

Results from operations for the three and nine months ended September 30, 2021 reflect the results of the Company’s Merger with Weingarten on August 3, 2021. Accordingly, our results of operations will reflect the combined operations for the entire period for future quarters, unlike the results of operations for the three and nine months ended September 30, 2021, which only reflects the combined operations for two months.  Therefore, our historical financial statements may not be indicative of future operating results.

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020 (in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Revenues
Revenues from rental properties, net	$364,694	$256,607	$108,087	$929,297	$778,572	$150,725
Management and other fee income	3,913	3,185	728	10,634	9,880	754
Operating expenses
Rent (1)	(3,678)	(2,767)	(911)	(9,706)	(8,429)	(1,277)
Real estate taxes	(50,594)	(40,403)	(10,191)	(129,124)	(118,733)	(10,391)
Operating and maintenance (2)	(52,063)	(42,844)	(9,219)	(145,480)	(124,192)	(21,288)
General and administrative (3)	(25,904)	(28,795)	2,891	(75,136)	(72,316)	(2,820)
Impairment charges	(850)	(397)	(453)	(954)	(3,509)	2,555
Merger charges	(46,998)	-	(46,998)	(50,191)	-	(50,191)
Depreciation and amortization	(114,238)	(71,704)	(42,534)	(261,687)	(214,660)	(47,027)
Gain on sale of properties	1,975	-	1,975	30,841	5,697	25,144
Other income/(expense)
Other income/(expense), net	6,696	(900)	7,596	11,834	393	11,441
Gain/(loss) on marketable securities, net	457,127	(76,931)	534,058	542,510	444,646	97,864
Gain on sale of cost method investment	-	-	-	-	190,832	(190,832)
Interest expense	(52,126)	(46,942)	(5,184)	(146,654)	(141,017)	(5,637)
Early extinguishment of debt charges	-	(7,538)	7,538	-	(7,538)	7,538
Provision for income taxes, net	(314)	(388)	74	(2,897)	(482)	(2,415)
Equity in income of joint ventures, net	20,025	11,233	8,792	54,095	35,039	19,056
Equity in income of other investments, net	1,539	11,155	(9,616)	10,365	26,895	(16,530)
Net income attributable to noncontrolling interests	(1,465)	(965)	(500)	(5,369)	(1,479)	(3,890)
Preferred dividends	(6,354)	(6,354)	-	(19,062)	(19,062)	(0)
Net income/(loss) available to the Company's common shareholders	$501,385	$(44,748)	$546,133	$743,316	$780,537	$(37,221)
Net income/(loss) available to the Company's common shareholders:
Diluted per common share	$0.91	$(0.10)	$1.01	$1.56	$1.80	$(0.24)

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
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

Net income available to the Company’s common shareholders was $501.4 million for the three months ended September 30, 2021, as compared to net loss available to the Company’s common shareholders of $44.7 million for the comparable period in 2020. On a diluted per common share basis, net income available to the Company’s common shareholders for the three months ended September 30, 2021 was $0.91, as compared to net loss available to the Company’s common shareholders of $0.10 for the comparable period in 2020.

Net income available to the Company’s common shareholders was $743.3 million for the nine months ended September 30, 2021, as compared to $780.5 million for the comparable period in 2020. On a diluted per common share basis, net income available to the Company’s common shareholders for the nine months ended September 30, 2021 was $1.56, as compared to $1.80 for the comparable period in 2020.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Operations that the Company believes changed significantly and affected Net income available to the Company's common shareholders during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020:

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $108.1 million for the three months ended September 30, 2021, as compared to the corresponding period in 2020, is primarily from (i) an increase in revenues of $71.5 million due to properties acquired through the Merger, (ii) a net decrease in credit losses from tenants of $26.0 million primarily due to increased collections, (iii) an increase in net straight-line rental income of $14.5 million primarily due to leasing activity at recently completed development and redevelopment projects and (iv) an increase in lease termination fee income of $2.0 million, partially offset by (v) a net decrease in revenues from tenants of $5.9 million, primarily due to tenant vacancies for the three months ended September 30, 2021, as compared to the corresponding period in 2020.

The increase in Revenues from rental properties, net of $150.7 million for the nine months ended September 30, 2021, as compared to the corresponding period in 2020, is primarily from (i) an increase in revenues of $74.1 million due to properties acquired, primarily resulting from the Merger, (ii) a net decrease in credit losses from tenants of $71.1 million primarily due to increased collections, (iii) an increase in net straight-line rental income of $22.1 million primarily due to leasing activity at recently completed development and redevelopment projects, and (iv) an increase in lease termination fee income of $9.5 million, partially offset by (vi) a net decrease in revenues from tenants of $26.1 million, primarily due to tenant vacancies for the nine months ended September 30, 2021, as compared to the corresponding period in 2020.

Real estate taxes –

The increase in Real estate taxes of $10.2 million and $10.4 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, is primarily due to an increase in properties acquired through the Merger.

Operating and maintenance –

The increase in Operating and maintenance expense of $9.2 million for the three months ended September 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase in operating expenses of $7.5 million due to properties acquired through the Merger and (ii) an increase in overall spending on properties primarily due to the reopening of markets throughout the country.

The increase in Operating and maintenance expense of $21.3 million for the nine months ended September 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase in operating expenses of $7.5 million due to properties acquired through the Merger, (ii) an increase in snow removal costs of $5.3 million and (iii) an increase in overall spending on properties primarily due to the reopening of markets throughout the country.

Impairment charges –

During the nine months ended September 30, 2020, the Company recognized impairment charges related to adjustments to property carrying values of $3.5 million, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third-party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Merger charges –

During the nine months ended September 30, 2021, the Company incurred costs of $50.2 million associated with the Merger. These charges are primarily comprised of severance costs and professional and legal fees.

Depreciation and amortization –

The increase in Depreciation and amortization of $42.5 million for the three months ended September 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase of $42.1 million resulting from property acquisitions in connection with the Merger during 2021 and (ii) an increase of $2.1 million due to depreciation commencing on certain development and redevelopment projects that were placed into service during 2021 and 2020, partially offset by (iii) a decrease of $1.7 million due to write-offs of depreciable assets primarily due to tenant vacates during 2020 and 2021.

The increase in Depreciation and amortization of $47.0 million for the nine months ended September 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase of $43.2 million primarily resulting from property acquisitions in connection with the Merger during 2021 and (ii) an increase of $7.6 million due to depreciation commencing on certain development and redevelopment projects that were placed into service during 2021 and 2020, partially offset by (iii) a decrease of $3.8 million due to write-offs of depreciable assets primarily due to tenant vacates during 2020 and 2021.

Gain on sale of properties –

During the nine months ended September 30, 2021, the Company disposed of five operating properties and nine parcels, in separate transactions, for an aggregate sales price of $156.6 million, which resulted in aggregate gains of $30.8 million. During the nine months ended September 30, 2020, the Company disposed of three operating properties and a land parcel, in separate transactions, for an aggregate sales price of $22.6 million, which resulted in aggregate gains of $5.7 million.

Other income/(expense), net –

The increase in Other income/(expense), net of $7.6 million for the three months ended September 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase in dividend income of $4.0 million primarily from the shares of Albertsons Companies, Inc. (“ACI”) common stock held by the Company, (ii) an increase in mortgage and other financing income of $1.4 million primarily due to new loans issued during 2020 and 2021 and (iii) an increase of $0.6 million related to net periodic benefit income from the Company’s defined benefit plan assumed during the Merger for the three months ended September 30, 2021.

The increase in Other income/(expense), net of $11.4 million for the nine months ended September 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase in dividend income of $12.0 million primarily from the shares of ACI common stock held by the Company, (ii) an increase in mortgage and other financing income of $2.8 million primarily due to new loans issued during 2020 and 2021 and (iii) an increase of $0.6 million related to net periodic benefit income from the Company’s defined benefit plan assumed during the Merger for the nine months ended September 30, 2021, partially offset by (iv) an increase of $2.9 million in costs associated with potential transactions for which the Company is no longer pursuing and (v) a decrease of $1.8 million related to insurance proceeds received during the nine months ended September 30, 2021 as compared to the corresponding period in 2020.

Gain/(loss) on marketable securities, net –

The increase in Gain/(loss) on marketable securities, net of $534.1 million and $97.9 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, is primarily the result of mark-to-market fluctuations of the shares of ACI common stock held by the Company, which were obtained during ACI’s initial public offering (“IPO”) in June 2020. This offering resulted in the Company changing the classification of its ACI investment from a cost method investment to a marketable security.

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

Interest expense –

The increase in Interest expense of $5.2 million and $5.6 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, is primarily due to increased levels of borrowings and assumptions of unsecured notes and mortgages in connection with the Merger.

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

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $8.8 million for the three months ended September 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase in equity in income of $8.2 million within various joint venture investments during 2021, as compared to the corresponding period in 2020, primarily resulting from a decrease in credit losses due to collections from tenants, including straight-line rental income, (ii) an increase in equity in income of $1.4 million resulting from ownership interests acquired in unconsolidated joint ventures in connection with the Merger, partially offset by (iii) an increase in impairment charges of $0.8 million recognized during the three months ended September 30, 2021, as compared to the corresponding period in 2020.

The increase in Equity in income of joint ventures, net of $19.1 million for the nine months ended September 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase in equity in income of $13.8 million within various joint venture investments during 2021, as compared to the corresponding period in 2020, primarily resulting from a decrease in credit losses due to collections from tenants, including straight-line rental income, (ii) an increase in net gains of $5.3 million resulting from the sale of properties within various joint venture investments during the nine months ending September 30, 2021, as compared to the corresponding period in 2020, and (iii) an increase in equity in income of $1.4 million resulting from ownership interests acquired in unconsolidated joint ventures in connection with the Merger, partially offset by (iv) an increase in impairment charges of $1.4 million recognized during the nine months ended September 30, 2021, as compared to the corresponding period in 2020.

Equity in income of other investments, net –

The decrease in Equity in income of other investments, net of $9.6 million and $16.5 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, is primarily due to a decrease in profit participation from the sale of properties within the Company’s Preferred Equity Program during 2021 as compared to the corresponding periods in 2020.

Net income attributable to noncontrolling interests –

The increase in Net income attributable to noncontrolling interests of $3.9 million for the nine months ended September 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase in net gain on sale of properties, within consolidated joint ventures, during the nine months ended September 30, 2021, as compared to the corresponding period in 2020 and (ii) an increase in net income attributable to noncontrolling interests recognized in connection with the Merger.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of September 30, 2021, the Company had interests in 545 U.S. shopping center properties, aggregating 93.7 million square feet of gross leasable area (“GLA”), located in 27 states. At September 30, 2021, the Company’s five largest tenants were TJX Companies, The Home Depot, Albertsons, Amazon/Whole Foods and Ross Stores, which represented 3.7%, 2.2%, 2.0%, 1.9% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash, cash equivalents and restricted cash, beginning of the period	$293,188	$123,947
Net cash flow provided by operating activities	417,270	465,942
Net cash flow (used for)/provided by investing activities	(357,763)	43,380
Net cash flow provided by/(used for) financing activities	130,776	(308,292)
Net increase in cash, cash equivalents and restricted cash	190,283	201,030
Cash, cash equivalents and restricted cash, end of the period	$483,471	$324,977

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

Net cash flow provided by operating activities for the nine months ended September 30, 2021 was $417.3 million, as compared to $465.9 million for the comparable period in 2020. The decrease of $48.6 million is primarily attributable to:

●	a decrease in distributions from the Company’s joint ventures programs;
●	nonrecurring costs incurred in connection with the Merger during 2021;
●	rent relief provided to tenants as a result of the COVID-19 pandemic; and
●	the disposition of operating properties in 2021 and 2020; partially offset by
●	new leasing, expansion and re-tenanting of core portfolio properties;
●	changes in operating assets and liabilities due to timing of receipts and payments; and
●	the acquisition of operating properties during 2021 and 2020, including those acquired during the Merger.

Investing Activities

Net cash flow used for investing activities was $357.8 million for the nine months ended September 30, 2021, as compared to net cash flow provided by investing activities of $43.4 million for the comparable period in 2020.

Investing activities during the nine months ended September 30, 2021 primarily consisted of:

Cash inflows:

●	$154.0 million in proceeds from the sale of five consolidated properties and nine parcels;
●	$57.5 million in reimbursements of investments in and advances to real estate joint ventures and other investments; and
●	$3.7 million in collection of mortgage and other financing receivables.

Cash outflows:

●	$264.0 million net cash consideration paid in conjunction with the Merger;
●	$112.8 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline;
●	$102.7 million for the acquisition of two consolidated operating properties;
●

$67.1 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio, and investments in other investments, primarily related to the Company’s investment in a new preferred equity investment located in San Antonio, TX; and

●	$26.9 million for investment in other financing receivables.

Investing activities during the nine months ended September 30, 2020 primarily consisted of:

Cash inflows:

●	$227.3 million in proceeds from the partial sale of the Company’s ACI cost method investment prior to its IPO and the sale of 4.7 million shares of ACI common stock in its IPO;
●	$21.7 million in proceeds from the sale of properties;
●	$4.4 million in proceeds from reimbursements of investments in and advances to real estate joint ventures; and
●	$2.5 million in proceeds from insurance casualty claims.

Cash outflows:

●	$186.7 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●

$19.6 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project and the repayment of a mortgage within the Company’s joint venture portfolio, and investments in other investments, primarily related to repayment of mortgages within the Company’s Preferred Equity Program; and

●	$7.1 million for the acquisition of operating real estate.

Acquisition of Operating Real Estate –

During the nine months ended September 30, 2021 and 2020, the Company expended $366.7 million and $7.1 million, respectively, towards the acquisition of operating real estate properties, including the Merger in 2021.  The Company anticipates spending approximately $25.0 million to $75.0 million towards the acquisition of operating properties for the remainder of 2021. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities, availability under the Company’s Credit Facility and the issuance of equity and public debt.

Improvements to Operating Real Estate –

During the nine months ended September 30, 2021 and 2020, the Company expended $112.8 million and $164.4 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020
Redevelopment and renovations	$71,786	$135,694
Tenant improvements and tenant allowances	41,006	28,672
Total improvements (1)	$112,792	$164,366

(1)

During the nine months ended September 30, 2021 and 2020, the Company capitalized payroll of $3.7 million and $6.8 million, respectively, and capitalized interest of $0.5 million and $7.3 million, respectively, in connection with the Company’s improvements to operating real estate.

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

The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2021 will be approximately $25.0 million to $50.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and availability under the Company’s Credit Facility.

Financing Activities

Net cash flow provided by financing activities was $130.8 million for the nine months ended September 30, 2021, as compared to net cash flow used for financing activities of $308.3 million for the comparable period in 2020.

Financing activities during the nine months ended September 30, 2021 primarily consisted of:

Cash inflows:

●	$500.0 million in proceeds from issuance of 2.25% senior unsecured notes due in 2031; and
●	$79.4 million in proceeds from issuance of common stock, primarily related to the Company’s at-the-market continuous offering program.

Cash outflows:

●	$271.0 million of dividends paid;
●	$143.7 million in principal payment on debt, including normal amortization of rental property debt;
●	$20.8 million in shares repurchased for employee tax withholding on equity awards;
●	$7.6 million in redemption/distribution of noncontrolling interests; and
●	$7.0 million in financing origination costs, in connection with the Company’s issuance of $500.0 million of senior unsecured notes.

Financing activities during the nine months ended September 30, 2020 primarily consisted of:

Cash inflows:

●	$590.0 million in proceeds from issuance of the Company’s unsecured term loan credit facility (the “Term Loan”); and
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

Debt maturities for the remainder of 2021 consist of: $9.1 million of debt included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available. These 2021 debt maturities are anticipated to be repaid through operating cash flows, debt refinancing, proceeds from property sales and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain or improve its unsecured debt ratings.  The Company may, from time to time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $16.2 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air, grocery-anchored shopping centers and mixed-use assets, funding real estate under development projects, expanding and improving properties in the portfolio and other investments.

During August 2021, the Company filed a shelf registration statement on Form S-3, which is effective for a term of three years, for the future unlimited offerings, from time to time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants. The Company, pursuant to this shelf registration statement may, from time to time, offer for sale its senior unsecured debt securities for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and development and redevelopment costs and (ii) managing the Company’s debt maturities.

Common Stock –

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the nine months ended September 30, 2021. As of September 30, 2021, the Company had $224.9 million available under this share repurchase program.

During August 2021, the Company established an at-the-market continuous offering program (the “ATM program”) pursuant to which the Company may offer and sell from time to time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks.  During 2021, the Company issued 3,515,500 shares and received net proceeds after commissions of $76.9 million. As of September 30, 2021, the Company had $422.4 million available under this ATM program.

In connection with the Merger, each Weingarten common share, issued and outstanding immediately prior to the effective time of the Merger, was converted into 1.408 shares of newly issued shares of Kimco common stock, resulting in approximately 179.9 million common shares issued to effect the Merger.

Senior Notes –

The Company’s indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of September 30, 2021
Consolidated Indebtedness to Total Assets	<60%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.0x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.4x

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

In connection with the Merger, the Company assumed senior unsecured notes of $1.5 billion (including fair market value adjustment of $95.6 million), which have scheduled maturity dates ranging from October 2022 to August 2028 and accrue interest at rates ranging from 3.25% to 6.88% per annum.  The senior unsecured notes assumed during the Merger have covenants that are similar to the Company’s existing debt covenants for its senior unsecured notes. Please refer to the Indenture dated May 1, 1995 filed with Weingarten’s Form S-3 to the Registration Statement, with the Securities and Exchange Commission on May 1, 1995, First Supplemental Indenture, dated as of August 2, 2006 filed with Weingarten’s Current Report on Form 8-K dated August 2, 2006, Second Supplemental Indenture, dated as of October 9, 2012 filed with Weingarten’s Current Report on Form 8-K dated October 9, 2012.

In September 2021, the Company issued $500.0 million of senior unsecured notes, which are scheduled to mature in December 2031 and accrue interest at a rate of 2.25% per annum.

Credit Facility –

In February 2020, the Company obtained a $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (0.85% as of September 30, 2021), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of September 30, 2021, the Credit Facility had no outstanding balance and appropriations for letters of credit of $1.9 million.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of September 30, 2021
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	38%
Total Priority Indebtedness to GAV	<35%	1%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.3x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.7x

For a full description of the Credit Facility’s covenants, refer to the Amended and Restated Credit Agreement dated as of February 27, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2020.

Mortgages Payable –

During the nine months ended September 30, 2021, the Company repaid $137.2 million of mortgage debt (including fair market value adjustment of $1.0 million) that encumbered 16 operating properties.

In connection with the Merger, the Company assumed mortgage debt of $317.7 million (including fair market value adjustment of $11.0 million) that encumber 16 operating properties, which have scheduled maturity dates ranging from April 2022 to August 2038 and accrue interest at rates ranging from 3.50% to 6.95% per annum.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties and construction loan financing to partially fund the capital needs of its real estate development projects. As of September 30, 2021, the Company had over 480 unencumbered property interests in its portfolio.

Commitments and Contingencies –

In connection with the Merger, the Company now provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $53.7 million outstanding at September 30, 2021. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date.  The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

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

Dividends –

The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio that reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for common and preferred issuances of stock for the nine months ended September 30, 2021 and 2020 were $271.0 million and $304.3 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s Board of Directors will continue to monitor the impact the COVID-19 pandemic has on the Company's financial performance and economic outlook. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On August 13, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per common share payable to shareholders of record on September 9, 2021, which was paid on September 23, 2021. Also, on July 27, 2021, the Company’s Board of Directors also declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M), which were paid on October 15, 2021, to shareholders of record on October 1, 2021.

On October 26, 2021, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M), which are scheduled to be paid on January 17, 2022, to shareholders of record on January 3, 2022.   Additionally, on October 26, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per common share, payable on December 23, 2021 to shareholders of record on December 9, 2021.

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

The Company’s reconciliation of net income/(loss) available to the Company’s common shareholders to FFO available to the Company’s common shareholders is reflected in the table below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income/(loss) available to the Company’s common shareholders	$501,385	$(44,748)	$743,316	$780,537
Gain on sale of properties	(1,975)	-	(30,841)	(5,697)
Gain on sale of joint venture properties	-	-	(5,283)	(18)
Depreciation and amortization - real estate related	113,404	71,015	259,298	212,018
Depreciation and amortization - real estate joint ventures	15,365	9,932	35,605	30,673
Impairment charges of depreciable real estate properties	2,041	775	3,213	4,354
Gain on sale of cost method investment	-	-	-	(190,832)
Profit participation from other investments, net	2,380	(8,406)	1,229	(15,875)
(Gain)/loss on marketable securities, net	(457,127)	76,931	(542,510)	(444,646)
Provision for income taxes (1)	35	1,500	2,177	1,501
Noncontrolling interests (1)	(1,805)	(310)	551	(1,373)
FFO available to the Company’s common shareholders (3)	$173,703	$106,689	$466,755	$370,642
Weighted average shares outstanding for FFO calculations:
Basic	546,842	429,994	469,885	429,899
Units	2,626	658	2,642	639
Dilutive effect of equity awards	1,718	1,192	1,837	1,496
Diluted (2)	551,186	431,844	474,364	432,034

FFO per common share – basic (3)	$0.32	$0.25	$0.99	$0.86
FFO per common share – diluted (2) (3)	$0.32	$0.25	$0.99	$0.86

(1)	Related to gains, impairments, and depreciation on properties, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $435 and $57 for the three months ended September 30, 2021 and 2020, respectively, and $630 and $218 for the nine months ended September 30, 2021 and 2020, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

(3)	Includes Merger charges of $47.0 million and $50.2 million recognized during the three and nine months ended September 30, 2021, respectively, in connection with the Merger.

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

The following is a reconciliation of net income/(loss) available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income/(loss) available to the Company’s common shareholders	$501,385	$(44,748)	$743,316	$780,537
Adjustments:
Management and other fee income	(3,913)	(3,185)	(10,634)	(9,880)
General and administrative	25,904	28,795	75,136	72,316
Impairment charges	850	397	954	3,509
Merger charges	46,998	-	50,191	-
Depreciation and amortization	114,238	71,704	261,687	214,660
Gain on sale of properties	(1,975)	-	(30,841)	(5,697)
Interest and other expense, net	45,430	55,380	134,820	148,162
(Gain)/loss on marketable securities, net	(457,127)	76,931	(542,510)	(444,646)
Gain on sale of cost method investment	-	-	-	(190,832)
Provision for income taxes, net	314	388	2,897	482
Equity in income of other investments, net	(1,539)	(11,155)	(10,365)	(26,895)
Net income attributable to noncontrolling interests	1,465	965	5,369	1,479
Preferred dividends	6,354	6,354	19,062	19,062
Non same property net operating income (1)	(76,304)	(1,464)	(104,893)	(17,659)
Non-operational expense from joint ventures, net	18,658	16,494	45,227	52,272
Same property NOI	$220,738	$196,856	$639,416	$596,870

(1)	The Company has excluded Weingarten activity from the calculation of same-property NOI since it was not owned for the full period.

Same property NOI increased by $23.9 million or 12.1% for the three months ended September 30, 2021, as compared to the corresponding period in 2020. This increase is primarily the result of (i) a decrease in credit losses of $28.7 million due to increased collections, partially offset by (ii) a decrease in revenues from rental properties of $3.7 million primarily related to tenant rent abatements and lower occupancy levels as a result of the COVID-19 pandemic and (iii) an increase in non-recoverable operating expenses of $1.1 million.

Same property NOI increased by $42.5 million or 7.1% for the nine months ended September 30, 2021, as compared to the corresponding period in 2020. This increase is primarily the result of (i) a decrease in credit losses of $76.2 million due to increased collections, partially offset by (ii) a decrease in revenues from rental properties of $31.1 million primarily related to tenant rent abatements and lower occupancy levels as a result of the COVID-19 pandemic and (iii) an increase in non-recoverable operating expenses of $2.6 million.

Leasing Activity

During the nine months ended September 30, 2021, the Company executed 817 leases totaling over 5.7 million square feet in the Company’s consolidated operating portfolio comprised of 305 new leases and 512 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $68.1 million or $39.67 per square foot. These costs include $53.1 million of tenant improvements and $15.0 million of external leasing commissions. The average rent per square foot for (i) new leases was $21.12 and (ii) renewals and options was $16.04.

Tenant Lease Expirations

At September 30, 2021, the Company has a total of 8,161 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	229	498	$12,555	1.1%
2021	185	587	$14,710	1.3%
2022	1,162	5,772	$114,198	9.8%
2023	1,207	8,003	$141,954	12.1%
2024	1,151	7,892	$145,990	12.5%
2025	1,005	7,526	$138,386	11.8%
2026	958	9,154	$143,893	12.3%
2027	520	6,463	$100,033	8.5%
2028	422	4,716	$84,982	7.3%
2029	359	3,351	$61,509	5.3%
2030	307	2,536	$55,054	4.7%
2031	320	2,263	$51,113	4.4%

(1)	Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of September 30, 2021, with corresponding weighted average interest rates sorted by maturity date. The Company had no variable rate debt outstanding at September 30, 2021. The table does not include extension options where available (amounts in millions).

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$146.4	$56.1	$6.7	$55.9	$217.5	$482.6	$484.7
Average Interest Rate	-	4.11%	3.95%	6.74%	3.50%	4.29%	4.14%

Unsecured Debt
Fixed Rate	$-	$806.8	$661.6	$663.8	$759.0	$4,142.8	$7,034.0	$7,418.1
Average Interest Rate	-	3.39%	3.30%	3.37%	3.48%	3.32%	3.35%

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

On August 3, 2021, the Company completed the Merger and accordingly the Company’s management is in the process of integrating Weingarten’s operations into its internal control over financial reporting, as necessary, to accommodate modifications to its business processes related to the Merger transaction. None of these integration activities are expected to have a material impact on our system of internal control over financial reporting.

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

Risks Relating to the Company after Completion of the Merger

We have incurred substantial expenses related to the Merger and may continue to incur additional expenses.

We have incurred substantial expenses in connection with the Merger and may continue to incur additional expenses relating to integrating the business, operations, networks, systems, technologies, policies and procedures of the Company and Weingarten. There are a large number of processes that must be integrated in the Merger, including leasing, billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While we and Weingarten have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses.

Our stockholders have been diluted by the Merger and the trading price of shares of the combined company may be affected by factors different from those affecting the price of shares of our common stock before the Merger.

The Merger has diluted the ownership position of our stockholders. Upon completion of the Merger, our legacy stockholders own approximately 71% of the issued and outstanding shares of our common stock, and legacy Weingarten stockholders own approximately 29% of the issued and outstanding shares of our common stock. Consequently, our stockholders have less influence over our management and policies after the effective time of the Merger than they currently exercise over our management and policies. The results of our operations and the trading price of our common stock after the Merger may also be affected by factors different from those currently affecting our results of operations and the trading prices of our common stock. For example, some of our and Weingarten’s existing institutional investors may elect to decrease their ownership in the combined company. Accordingly, the historical trading prices and financial results of the Company and Weingarten may not be indicative of these matters for the combined company after the Merger.

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

Following the Merger, we have a substantial amount of indebtedness and may need to incur more in the future.

We have substantial indebtedness and, in connection with the Merger, incurred additional indebtedness. The incurrence of new indebtedness could have adverse consequences on our business following the Merger, such as:

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

We, like all businesses, are subject to cyberattacks and security incidents, which threaten the confidentiality, integrity, and availability of our systems and information resources. Those attacks and incidents may be due to intentional or unintentional acts by employees, contractors or third-parties, who seek to gain unauthorized access to our or our service providers’ systems to disrupt operations, corrupt data, or steal confidential information. through malware, computer viruses, ransomware, social engineering (e.g., phishing attachments to e-mails) or other vectors.

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

●	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
●	require significant management attention and resources to remediate systems, fulfill compliance requirements and/or to remedy any damages that result;
●

subject us to regulatory enforcement, including investigative costs and fines or penalties, as the White House, SEC and other regulators have increased their focus on companies’ cybersecurity vulnerabilities and risks;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2021, the Company repurchased 1,082,483 shares for an aggregate purchase price of $20.8 million (weighted average price of $19.20 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

During February 2020, the Company extended its share repurchase program for a term of two years, which will expire in February 2022, pursuant to which the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the nine months ended September 30, 2021. As of September 30, 2021, the Company had $224.9 million available under this share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2021 – January 31, 2021	75,847	$15.16	-	$224.9
February 1, 2021 – February 28, 2021	441,944	17.89	-	224.9
March 1, 2021 – March 31, 2021	1,336	19.13	-	224.9
April 1, 2021 – April 30, 2021	3,434	19.43	-	224.9
May 1, 2021 – May 31, 2021	3,565	21.45	-	224.9
June 1, 2021 – June 30, 2021	-	-	-	224.9
July 1, 2021 – July 31, 2021	-	-	-	224.9
August 1, 2021 – August 31, 2021	556,357	20.78	-	224.9
September 1, 2021 – September 30, 2021	-	-	-	224.9
Total	1,082,483	$19.20	-

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

2.1	Agreement and Plan of Merger, dated as of April 15, 2021, by and between Kimco Realty Corporation and Weingarten Realty Investors (incorporated by reference to Exhibit 2.1 to Kimco Realty Corporation’s Current Report on Form 8-K filed on April 15, 2021).
4.1	Form of Global Note for 2.250% Notes due 2031 (incorporated by reference to Exhibit 4.1 to Kimco Realty Corporation’s Current Report on Form 8-K filed on September 22, 2021)
4.2	Form of Indenture for Senior Debt Securities dated as of May 1, 1995 between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association) (incorporated by reference to Exhibit 4(a) to Weingarten Realty Investors’s Registration Statement on Form S-3 (No. 33-57659) dated February 10, 1995).
4.3	Second Supplemental Indenture, dated October 9, 2012, between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association) (incorporated by reference to Exhibit 4.1 to Weingarten Realty Investors’s Form 8-K filed on October 9, 2012).
31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

November 5, 2021	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

November 5, 2021	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer