Form 10-K
period 2021-12-31
KIMCO REALTY CORP
filed 2022-03-01
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.8 billion based upon the closing price on the New York Stock Exchange for such equity on June 30, 2021.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of February 10, 2022, the registrant had 616,719,061 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 26, 2022.

Index to Exhibits begins on page 45.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “commit,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (iv) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (v) the Company’s ability to raise capital by selling its assets, (vi) increases in operating costs, (vii) risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the combined company following the Merger (defined below), (viii) the possibility that, if the Company does not achieve the perceived benefits of the Merger (defined below) as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline, (ix) the risk of shareholder litigation in connection with the Merger, including any resulting expense, (x) changes in governmental laws and regulations and management’s ability to estimate the impact of such changes, (xi) valuation and risks related to the Company’s joint venture and preferred equity investments, (xii) valuation of marketable securities and other investments, including the shares of Albertsons Companies, Inc. common stock held by the Company, (xiii) impairment charges, (xiv) pandemics or other health crises, such as coronavirus disease 2019 (“COVID-19”), (xv) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (xvi) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (xvii) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xviii) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity, and (xix) the other risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). Accordingly, there is no assurance that the Company’s expectations will be realized.  The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K that the Company files with the SEC.

PART I

Item 1. Business

Overview

Kimco Realty Corporation, a Maryland corporation, is North America’s largest publicly traded owner and operator of open-air, grocery-anchored shopping centers, including mixed-use assets. The terms “Kimco,” the “Company,” “we,” “our” and “us” each refer to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise. In statements regarding qualification as a real estate investment trust (“REIT”), such terms refer solely to Kimco Realty Corporation. The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

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

The Company began to expand its operations through the development of real estate and the construction of shopping centers but revised its growth strategy to focus on the acquisition and redevelopment of existing shopping centers that include a grocery component. The Company also expanded internationally within Canada, Mexico, Chile, Brazil and Peru, but has since exited all international investments. Additionally, the Company developed various residential and mixed-use operating properties and continues to obtain entitlements to embark on additional projects of this nature through re-development opportunities. More recently, in August 2021, the Company expanded through a merger with Weingarten Realty Investors (“Weingarten”) to further enhance its portfolio in coastal and sun belt regions, see further discussion below.

The Company implemented its investment real estate management format through the establishment of various institutional joint venture programs, in which the Company has noncontrolling interests. The Company earns management fees, acquisition fees, disposition fees as well as promoted interests based on achieving certain performance metrics.

In addition, the Company has capitalized on its established expertise in retail real estate by establishing other ventures in which the Company owns a smaller equity interest and provides management, leasing and operational support for those properties. The Company has also provided preferred equity capital to real estate professionals and, from time to time, provides real estate capital and management services to both healthy and distressed retailers. The Company has also made selective investments in secondary market opportunities where a security or other investment is, in management’s judgment, priced below the value of the underlying assets, however these investments are subject to volatility within the equity and debt markets.

As of December 31, 2021, the Company had interests in 541 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 93.3 million square feet of gross leasable area (“GLA”), located in 29 states. In addition, the Company had 50 other property interests, primarily through the Company’s preferred equity investments and other investments, totaling 6.3 million square feet of GLA.

Weingarten Merger

On August 3, 2021, Weingarten merged with and into the Company, with the Company continuing as the surviving public company (the “Merger”), pursuant to the definitive merger agreement (the “Merger Agreement”) between the Company and Weingarten which was entered into on April 15, 2021. The Merger brought together two industry-leading retail real estate platforms with highly complementary portfolios and created the preeminent open-air shopping center and mixed-use real estate owner in the country. As a result of the Merger, the Company acquired 149 properties, including 30 held through joint venture programs.  The increased scale in targeted growth markets, coupled with a broader pipeline of redevelopment opportunities, has positioned the combined company to create significant value for its shareholders. Under the terms of the Merger Agreement, each Weingarten common share was entitled to 1.408 newly issued shares of the Company’s common stock plus $2.89 in cash, subject to certain adjustments specified in the Merger Agreement.

On July 15, 2021, Weingarten’s Board of Trust Managers declared a special cash distribution of $0.69 per Weingarten common share (the “Special Distribution”) payable on August 2, 2021, to shareholders of record on July 28, 2021.  The Special Distribution was paid in connection with the Merger and to satisfy REIT taxable income distribution requirements.  Under the terms of the Merger Agreement, Weingarten’s payment of the Special Distribution adjusted the cash consideration paid by the Company at the closing of the Merger from $2.89 per Weingarten common share to $2.20 per Weingarten common share and had no impact on the payment of the share consideration of 1.408 newly issued shares of Company common stock for each Weingarten common share owned immediately prior to the effective time of the Merger. In connection with the Merger the Company issued 179.9 million shares of common stock. See Footnote 2 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding the Merger.

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

Business Objective and Strategies

The Company has developed a strong nationally diversified portfolio of open-air, shopping centers located in drivable first-ring suburbs primarily within 20 major metropolitan sun belt and coastal markets, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry.  As of December 31, 2021, the Company derived 85% of its annualized base rent from these top major metro markets. The Company’s shopping centers provide essential, necessity-based goods and services to the local communities and are primarily anchored by grocery, home improvement, pharmacy and off-price tenants.

The Company’s focus on high-quality locations has led to significant opportunities for value creation through the reinvestment in its assets to add density, replace outdated shopping center concepts, and better meet changing consumer demands.  In order to add density to existing properties, the Company has obtained multi-family entitlements for 6,013 units of which 2,218 units have been constructed as of December 31, 2021. The Company continues to place strategic emphasis on live/work/play environments and in reinvesting in its existing assets, while building shareholder value. This philosophy is exemplified by the Company’s Signature SeriesTM properties Dania Pointe, Grand Parkway Marketplace, Kentlands Market Square, Lincoln Square, Mill Station, Pentagon Centre, Suburban Square, Cupertino Village, The Marketplace at Factoria, Westlake S.C. and The Boulevard.

The strength and security of the Company’s balance sheet remains central to its strategy.  The Company’s strong balance sheet and liquidity position are evidenced by its investment grade unsecured debt ratings (Baa1/BBB+) by two major ratings agencies.  The Company maintains one of the longest average debt maturity profiles in the REIT industry, now at 8.5 years.  The Company expects to continue to take steps to reduce leverage, unencumber assets and improve its debt coverage metrics as mixed-use projects and redevelopments continue to come online and contribute additional cash flow growth.

Business Objective

The Company’s primary business objective is to be the premier owner and operator of open-air, grocery-anchored shopping centers, including mixed-use assets, in the U.S. The Company believes it can achieve this objective by:

●	increasing the value of its existing portfolio of properties and generating higher levels of portfolio growth;
●	increasing cash flows for reinvestment and/or for distribution to shareholders while maintaining conservative payout ratios;
●	improving debt metrics and upgraded unsecured debt ratings
●	continuing growth in desirable demographic areas with successful retailers, primarily focused on grocery anchors; and
●	increasing the number of entitlements for residential use.

Business Strategies

The Company believes with its strong core portfolio and its recent acquisitions, it will continue to achieve higher occupancy levels, increased rental rates and rental growth in the future. To effectively execute the Company’s strategy and achieve its strategic goals the Company identified the following growth components to focus on:

Organic Growth – aim to incorporate annual rent increases for small shop leases and rental increases every five years for anchors.

Leasing and Mark to Market Opportunities – focus on increasing occupancy across the entire portfolio including strong post-pandemic leasing volume. In addition, the Company will direct its attention on bringing historic below-market anchor leases closer to market rates.

(Re)development and Repositioning Pipeline – economic stabilization of its Signature Series projects and obtaining additional multi-family entitlements where opportunity presents itself.

Accretive Capital Deployment (Acquisitions, “Plus”/Structured Investments) – opportunistic acquisition and structured investment platform focused on accretive unique opportunities.

Albertsons Monetization – monetize the Company’s marketable security investment while maintaining maximum optionality.

ESG – strong commitments in the areas of climate change, Diversity, Equity & Inclusion (“DE&I”) and small business support.

The Company believes it is well positioned for sustainable growth with its high quality portfolio, which was most recently enhanced with the Weingarten merger, accretive and opportunistic capital allocation, financial strength and environmental, social and governance leadership.

The Company has identified the following areas where it is well positioned for sustainable growth in the future.

High Quality Portfolio & Operating Platform

Deliver consistent funds from operations (“FFO”) growth from a portfolio of well-located, essential-anchored shopping centers and mixed-use assets.

●	85% of the portfolio is anchored by grocery stores, home improvement and pharmacy tenants
●	Located in the drivable first-ring suburbs of the Company’s top 20 major metropolitan sun belt and coastal markets

Accretive & Opportunistic Capital Allocation

Generate additional internal and external growth through accretive acquisitions, (re)development and "Plus"/Structured investments

●	Opportunistic acquisition and structured investment platform ("Plus" business) focused on accretive unique opportunities
●

The “Plus” business encompasses investment opportunities with retailers who have significant real estate holdings. The Company believes it can utilize its structured investment program to take advantage of opportunities resulting from market dislocation in the form of preferred equity investments and/or mezzanine financing for qualified real estate owners in need of capital

Operating Platform

Provide critical last-mile solutions to its diverse pool of tenants who continue to adapt and generate robust leasing demand.

●	The demand for physical stores by omni-channel retailers has continued to increase
●	Retail market recovery since the onset of COVID-19 has resulted in an increase in sales volume across most retail categories

Environmental, Social & Governance (“ESG”) Leadership

With over 60-years of delivering value to investors, tenants, employees, and communities.

●	ESG approach is aligned with core business strategy
●	Proactive approach to quantifying, disclosing and managing climate, reputational and other risks
●	Commitment to DE&I, ethics and governance best practices at the Board, Management, and employee levels

Financial Strength

Maintain a strong balance sheet and liquidity position with an emphasis on reduced leverage and a sustainable and growing dividend.  The Company has:

●	Over $2.3 billion of immediate liquidity, including the Company’s $2.0 billion unsecured revolving credit facility
●	Ownership of 39.8 million shares of Albertsons Companies, Inc. (valued at $1.2 billion at December 31, 2021)
●	A 8.5 years consolidated debt maturity profile, one of the longest in the REIT industry
●	Over 480 unencumbered properties, approximately 87% of the centers in the Company’s portfolio

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2021, no single open-air shopping center accounted for more than 2.0% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 2.0% of the Company’s total shopping center GLA. Furthermore, at December 31, 2021, the Company’s single largest tenant represented only 3.7%, and the Company’s five largest tenants aggregated less than 11.7%, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

As one of the original participants in the growth of the shopping center industry and the nation's largest owners and operators of open-air shopping centers, the Company has established close relationships with major national and regional retailers and maintains a broad network of industry contacts. Management is associated with and/or actively participates in many shopping center and REIT industry organizations. Notwithstanding these relationships, there are numerous regional and local commercial developers, real estate companies, financial institutions and other investors who compete with the Company for the acquisition of properties and other investment opportunities and in seeking tenants who will lease space in the Company’s properties.

Government Regulation

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property and the Americans with Disabilities Act of 1990.

In addition, see “Item 1A – Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our audited consolidated financial statements and the related notes thereto for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

Human Capital Resources

The Company believes that our employees are one of our strongest resources and that a variety of perspectives and experiences found in a diverse workforce spark innovation and enrich company culture. The Company is committed to diversity, equity and inclusion best practices in all phases of the employee life cycle, including recruitment, training and development and promotion.

The Company has been and will continue to be an equal opportunity employer committed to hiring, developing, and supporting a diverse equitable, and inclusive workplace.  To ensure full implementation of this equal employment policy, we will take steps to ensure that persons are recruited, hired, assigned and promoted without regard to race, national origin, religion, age, color, sex, pregnancy, sexual orientation, gender identity and expression, disability, genetic information or protected veteran status, or any other characteristic protected by local, state, or federal laws, rules, or regulations.  All of our employees must adhere to a Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes required internal training on preventing, identifying, reporting and stopping any type of discrimination and/or retaliation.

In order to attract and retain high performing individuals, we are committed to partnering with our employees to provide opportunities for their professional development and promote their health and well-being.  We also offer our employees a broad range of company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry. Our benefits programs include a robust offering of medical, dental, vision, life, disability and other ancillary benefits requiring very low employee contributions. The Company has been recognized as a Great Place to Work® based on surveys and feedback collected from its employees for four consecutive years. Additionally, the Company was designated a Best Place to Work for LGBTQ+ Equality and has achieved a perfect score on the Human Rights Campaign Foundation’s 2022 Corporate Equality Index, a nationally recognized benchmarking survey and report measuring corporate policies and practices related to LGBTQ+ workplace equality.

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

The Company promotes physical health, including access to a national gym membership program for associates and their family members as well as host to regular wellness and nutrition seminars and health screenings. The Company also feels it is important that our associates are engaged and active in the community. At our headquarters and in each of our regions, a committee of employees host numerous volunteer and social activities that are derived from employee sentiment. Whether we’re participating in walks, runs, meal servings, food drives, toy drives, the Company promotes and supports associate volunteerism with two volunteer days off per year and a company matching program in support of each associates charitable endeavors. In addition, each year, the Company provides $100,000 in education scholarships for children of our associates, which is managed by an independent third-party.

The Company's executive offices are located at 500 North Broadway, Suite 201, Jericho, NY 11753, a mixed-use property that is wholly owned by the Company, and its telephone number is (516) 869-9000. Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting are administered by the Company from its executive offices in Jericho, New York and supported by the Company’s regional offices. As of December 31, 2021, a total of 606 persons were employed by the Company of which 32% were located in our corporate office with the remainder located in 26 offices throughout the United States. The average tenure of our employees was 9.3 years.

The health and safety of the Company’s employees and their families is a top priority. The Company always takes the necessary steps to protect its employees, especially during the COVID-19 pandemic where employees were empowered to work from home and care for their family members and children. The Company will continue to evaluate individual situations as they arise and adjust its approach as appropriate, with the goal of enabling its employees to be as productive as possible while offering them the flexibility they need to care for themselves and their families. The following are steps that were taken by the Company in response to the COVID-19 pandemic:

●	The Company established a flexible work from home arrangement. This included immediate and extensive technology training on virtual meetings and remote working as well as safety protocols.
●	The Company benefited from recent investments in new technology and software, as its entire team is equipped with new laptops and cellular capability to enable them to work remotely.
●	The Company’s human resources and information technology teams are available to all employees to address any needs or concerns they may have.
●	Associates are provided paid time off to care for themselves or family members diagnosed with COVID-19.
●	The Company has increased communications at all levels and established virtual meetings such that executives are accessible to answer any questions and transparently keep associates informed.

Cybersecurity

The Company’s Audit Committee receives quarterly briefings from the Company’s Chief Information Officer regarding the emerging cybersecurity threat and risk landscape as well as the Company's security program and related readiness, resiliency, and response efforts.

The Company has a Cyber Risk Committee (“Cyber Committee”) which reviews and reports on technology-based security issues. The Cyber Committee is comprised of senior management from various business units within the Company and meets quarterly to review the status of the Company's overall security program as well as controls and procedures and to stay up-to-date of relevant legislative, regulatory and technical developments.

The Company utilizes a variety of administrative, technical and physical safeguards that take into account the nature of our IT environment, information assets and cyber risks posed by both internal and external threats.  The Company has incorporated cybersecurity coverage in its insurance policies.  The Company's goal is to keep its data and systems, as well as its employees safe from cybersecurity threats.  The Company is not aware of any information security breaches over the last three years.

The Company has invested in employee security awareness training and also conducts internal phishing exercises.  When potential security issues arise, the Company conducts a prompt investigation and analysis to determine what steps to take in response to protect the Company and its valued employees and key stakeholders.

Environment, Social and Governance (“ESG”) Programs

The Company is focused on building a thriving and viable business, one that succeeds by delivering long-term value for its stakeholders. The Company’s ESG programs are aligned with its core business strategy of creating destinations for everyday living that inspire a sense of community and deliver value to its many stakeholders.

The Company identified the following five pillars which outline the Company's strategic priorities within of our ESG program.  This framework was enhanced in Februrary of 2021 with sixteen newly defined, comprehensive ESG goals.  These goals expand upon our commitment with clear targets in each pillar:

Communicate Openly with Our Stakeholders Maintain regular engagement with key stakeholder audiences, reporting accurate information on issues of relevance to those audiences	• To regularly engage with key stakeholders and annually report relevant ESG information in alignment with leading disclosure standards
Embrace the Future of Retail Foster a sense of place at our shopping centers, creating people-centered properties that are more convenient and accessible	Committed to: • Construct or entitle at least 12,000 residential units by 2025, as part of our effort to create quality mixed-use live-work-play environments • Establish Curbside Pickup infrastructure at 100% of all qualified locations by 2025 • Establish dedicated space for the activation of outside common areas at 20% of properties by 2030 • Establish low-carbon transportation infrastructure at 25% of properties by 2025
Engage Our Tenants and Communities Help our tenants succeed and be a positive presence in the communities where we operate and live	Committed to: • Maintain an average tenant satisfaction rate of at least 80% • Give $1.0 million annually in cash and in-kind contributions to support small businesses and charitable causes in the communities in which we operate
Lead in Operations and Resiliency Maximize efficiency of operations and protect our assets from disruption by climate, security and other disruptions.	Committed to: • Invest $500.0 million in eligible Green Bond projects by 2030 • Reduce Scope 1 and 2 GHG emissions by 30% from 2018 to 2030 and achieve net zero by 2050. Partner with tenants to quantify and reduce emissions, establishing a Scope 3 goal by 2025 • Improve common area water efficiency at properties by 20% by 2025 • Achieve 50% waste diversion rate for waste-to-landfill in our corporate offices by 2025 • Establish a comprehensive Vendor Business Practices Policy and expand supply chain reporting
Foster an Engaged, Inclusive and Ethical Team Cultivate high levels of employee satisfaction and improve all levels of the organization.	Committed to: • Maintain an average employee satisfaction rate of at least 90% • Increase the proportion of diverse employees in management to 60% by 2030, by developing programs to recruit, develop and retain diverse talent and promoting a culture of inclusion • Provide 100% of employees with individual development opportunities and maintain a voluntary turnover rate below 10% annually • Achieve 75% participation in employee well-being programs annually

The Company is committed to best-in-class ESG disclosure, and has aligned its annual reporting with standards from the Global Reporting Initiative (“GRI”), Sustainability Accounting Standards Board (“SASB”) (now known as the Value Reporting Foundation) and Task Force on Climate-related Financial Disclosures (“TCFD”). Additional ESG information of relevance to stakeholders can be found on the Company’s website, the contents of which are not incorporated by reference and do not form a part of this Form 10-K.

The Company's Board of Directors (the “Board”) sets the Company's overall ESG program objectives and oversees enterprise risk management.  The Nominating and Corporate Goverance Committee of the Board is responsible for ESG program oversight and performance evaluation.

The Company recognizes that climate change is one of the most significant stakeholder issues of our times, threatening the viability of economic and environmental systems globally.  The scientific community has studied climate change and a consensus exists that warming is occurring outside the boundaries of historical planetary trends due in significant part to human activity. As a real estate portfolio owner, the Company monitors physical and transition risks as well as opportunities posed to its business by climate change and quantifies and discloses the climate impacts of its activities.  The Company’s science-based emissions reduction goals are aligned with the Paris Climate Accord which we believe put the company on pace to achieve net zero emissions by 2050.

Climate risks and opportunities are evaluated at both the corporate and individual asset level. The following table summarizes relevant climate risks identified as a part of the Company’s ongoing risk assessment process.  The Company may be subject to other climate risks not included below.

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
Reputation

Increased interest among retail tenants in building efficiency, sustainable design criteria and "green leases", which incorporate provisions intended to promote sustainability at the property, could result in decreased demand for outdated space

The Company’s approach in mitigating these risks include but are not limited to (i) carrying additional insurance coverage relating to flooding and windstorms, (ii) maintaining a geographically diversified portfolio, which limits exposure to event driven risks and (iii) creating a form “green lease” for its tenants which incorporates varied criteria that align landlord and tenant sustainability priorities as well as establishing green construction criteria.

In 2020, the Company issued $500.0 million in 2.70% notes due 2030 in its inaugural green bond offering. The net proceeds from this offering are allocated to finance or refinance, in whole or in part, recently completed, existing or future eligible green projects, in alignment with the four core components of the Green Bond Principles, 2018 as administered by the International Capital Market Association. Additionally, the Company’s $2.0 billion Credit Facility (as defined below) is a green credit facility which incorporates rate adjustments associated with attainment (or nonattainment) of Scope 1 and 2 greenhouse gas emissions reductions.

The Company believes its industry leading ESG initiatives led to its 2021 listing on the Dow Jones Sustainability North America Index (“DJSI North America Index”), designed for investors who recognize that sustainable business practices are critical to generating long-term shareholder value.  The Company also is a constituent of the FTSE4Good Index Series, designed to measure the performance of companies related to ESG practices.

Information About Our Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2021:

Name	Age	Position	Joined Kimco
Milton Cooper	92	Executive Chairman of the Board of Directors	Co-Founder
Conor C. Flynn	41	Chief Executive Officer	2003
Ross Cooper	39	President and Chief Investment Officer	2006
Glenn G. Cohen	57	Executive Vice President, Chief Financial Officer and Treasurer	1995
David Jamieson	41	Executive Vice President, Chief Operating Officer	2007

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

Our properties consist primarily of open-air shopping centers, including mixed-use assets, and other retail properties. Our performance, therefore, is generally linked to economic conditions in the market for retail space. The economic performance and value of our properties is subject to all of the risks associated with owning and operating real estate, including but not limited to:

●	changes in the national, regional and local economic climate;
●	local conditions, including an oversupply of, or a reduction in demand for, space in properties like those that we own or operate;
●	trends toward smaller store sizes as retailers reduce inventory and develop new prototypes;
●	increasing use by customers of e-commerce and online store sites;
●	the attractiveness of our properties to tenants;
●	market disruptions due to global pandemics;
●	the ability of tenants to pay rent, particularly anchor tenants with leases in multiple locations;
●	tenants who may declare bankruptcy and/or close stores;
●	competition from other available properties to attract and retain tenants;
●	changes in market rental rates;
●	the need to periodically pay for costs to repair, renovate and re-let space;
●	ongoing consolidation in the retail sector;
●	the excess amount of retail space in a number of markets;
●	changes in operating costs, including costs for maintenance, insurance and real estate taxes;
●	the expenses of owning and operating properties, which are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties;
●	changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes;
●	acts of terrorism and war and acts of God, including physical and weather-related damage to our properties;
●	the continued service and availability of key personnel; and
●	the risk of functional obsolescence of properties over time.

Competition may limit our ability to purchase new properties or generate sufficient income from tenants and may decrease the occupancy and rental rates for our properties.

Numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties and properties for acquisition. Open-air shopping centers, including mixed-use assets, or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at or prior to renewal. Retailers at our properties may face increasing competition from other retailers, e-commerce, outlet malls, discount shopping clubs, telemarketing or home shopping networks, all of which could (i) reduce rents payable to us; (ii) reduce our ability to attract and retain tenants at our properties; or (iii) lead to increased vacancy rates at our properties. We may fail to anticipate the effects of changes in consumer buying practices, particularly of growing online sales and the resulting retailing practices and space needs of our tenants or a general downturn in our tenants’ businesses, which may cause tenants to close stores or default in payment of rent.

We face competition in the acquisition or development of real property from others engaged in real estate investment that could increase our costs associated with purchasing and maintaining assets. Some of these competitors may have greater financial resources than we do. This could result in competition for the acquisition of properties for tenants who lease or consider leasing space in our existing and subsequently acquired properties and for other investment or development opportunities.

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

E-commerce and other changes in consumer buying practices present challenges for many of our tenants and may require us to modify our properties, diversify our tenant composition and adapt our leasing practices to remain competitive.

Many of our tenants face increasing competition from e-commerce and other sources that could cause them to reduce their size, limit the number of locations and/or suffer a general downturn in their businesses and ability to pay rent. We may also fail to anticipate the effects of changes in consumer buying practices, particularly of growing online sales and the resulting change in retailing practices and space needs of our tenants, which could have an adverse effect on our results of operations and cash flows. We are focused on anchoring and diversifying our properties with tenants that are more resistant to competition from e-commerce (e.g. groceries, essential retailers, restaurants and service providers), but there can be no assurance that we will be successful in modifying our properties, diversifying our tenant composition and/or adapting our leasing practices.

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

Supply chain disruptions and unexpected construction expenses and delays could impact our ability to timely deliver spaces to tenants and/or our ability to achieve the expected value of a construction project or lease, thereby adversely affecting our profitability.

The construction and building industry, similar to many other industries, are experiencing worldwide supply chain disruptions due to a multitude of factors that are beyond our control. Materials, parts and labor have also increased in cost over the past year or more, sometimes significantly and over a short period of time. We may incur costs for a property renovation or tenant buildout that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property or tenant space on schedule due to supply chain disruptions or labor shortages, which could result in increased debt service expense or construction costs. Additionally, some tenants may have the right to terminate their leases if a renovation project is not completed on time. The time frame required to recoup our renovation and construction costs and to realize a return on such costs can often be significant and materially adversely affect our profitability.

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

In addition, joint venture arrangements may decrease our ability to manage risk and implicate additional risks, such as:

●	our joint venture partner having potentially inferior financial capacity, diverging business goals and strategies and the need for their continued cooperation;
●	our inability to take actions with respect to the joint venture activities that we believe are favorable to us if our joint venture partner does not agree;
●	our inability to control the legal entity that has title to the real estate associated with the joint venture;
●	our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources;
●	our joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity; and
●	our joint venture partners’ business decisions or other actions or omissions may result in harm to our reputation or adversely affect the value of our investments.

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

Our investments in mortgage receivables are subject to specific risks relating to the borrower and the underlying property. In the event of a default by a borrower, it may be necessary for us to foreclose our mortgage or engage in costly negotiations. Delays in liquidating defaulted mortgage loans and repossessing and selling the underlying properties could reduce our investment returns. Furthermore, in the event of default, the actual value of the property collateralizing the mortgage may decrease. A decline in real estate values will adversely affect the value of our loans and the value of the properties collateralizing our loans.

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

We have completed our efforts to exit Mexico, Chile, Brazil, Peru and Canada, however, we cannot predict the impact of laws and regulations affecting these international operations, including the United States Foreign Corrupt Practices Act, or the potential that we may face regulatory sanctions.

Our international operations have included properties in Mexico, Chile, Brazil, Peru and Canada and are subject to a variety of United States and foreign laws and regulations, including the United States Foreign Corrupt Practices Act and foreign tax laws and regulations. Although we have completed our efforts to exit our investments in Mexico, South America and Canada, we cannot assure you that our past practices will continue to be found to be in compliance with such laws or regulations. In addition, we cannot predict the manner in which such laws or regulations might be administered or interpreted, or when, or the potential that we may face regulatory sanctions or tax audits as a result of our international operations.

We face risks relating to cybersecurity attacks and security incidents which could cause loss of confidential information, disrupt operations and materially affect our business and financial results.

We, like all businesses, are subject to cyberattacks and security incidents, which threaten the confidentiality, integrity, and availability of our systems and information resources. Those attacks and incidents may be due to intentional or unintentional acts by employees, contractors or third-parties, who seek to gain unauthorized access to our or our service providers’ systems to disrupt operations, corrupt data, or steal confidential information through malware, computer viruses, ransomware, social engineering (e.g., phishing attachments to e-mails) or other vectors. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources.

The risk of a cybersecurity breach or operational disruption, particularly through a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our information technology (“IT”) networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

While we maintain some of our own critical IT networks and related systems, we also depend on third-parties to provide important software, technologies, tools and a broad array of services and functions, such as payroll, human resources, electronic communications and certain finance functions, among others. In addition, in the ordinary course of our business, we collect, process, transmit and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information.

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

The Company has cybersecurity coverage incorporated in its insurance policies; however these policies may not be sufficient to cover any or all expenses associated with the aforementioned risks.  Moreover, cyber incidents perpetrated against our tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our business.

We may be subject to liability under environmental laws, ordinances and regulations.

Under various federal, state, and local laws, ordinances and regulations, we may be considered an owner or operator of real property and may be responsible for paying for the disposal or treatment of hazardous or toxic substances released on or in our property, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property). This liability may be imposed whether or not we knew about, or were responsible for, the presence of hazardous or toxic substances.  The Company has environmental insurance coverage on certain of its properties, however this coverage may not be sufficient to cover any or all expenses associated with the aforementioned risks.

Natural disasters, severe weather conditions and the effects of climate change could have an adverse impact on our financial condition, results of operations and cash flows.

Our operations are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, tornados, earthquakes, snowstorms, floods and fires, and the frequency of these natural disasters and severe weather conditions may increase due to climate change. The occurrence of natural disasters, severe weather conditions and the effects of climate change, including extreme temperatures and ambient temperature increases, can delay new development or redevelopment projects, decreases the attractiveness of locations, increase investment costs to repair or replace damaged properties (or make repair or replacement impossible), increase operation costs, including the cost of energy at our properties, increase costs for future property insurance, negatively impact the tenant demand for lease space and cause substantial damages or losses to our properties which could exceed any applicable insurance coverage. The incurrence of any of these losses, costs or business interruptions may adversely affect our financial condition, results of operations and cash flows.

We anticipate the potential effects of climate change will increasingly impact the decisions and analysis we make with respect to our properties, since climate change considerations can impact the relative desirability of locations and the cost of operating and insuring real estate properties.  In addition, changes in government legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our development or redevelopment projects without a corresponding increase in revenues, which may adversely affect our financial condition, results of operations and cash flows.

Pandemics or other health crises may adversely affect our tenants’ financial condition and the profitability of our properties.

Our business and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the outbreak of novel coronavirus (COVID-19).

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

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the WHO. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide. The COVID-19 pandemic significantly impacted the retail sector in which the Company operates. The majority of the Company’s tenants and their operations have been, and may continue to be, impacted.  Through the duration of the pandemic, a substantial number of tenants had to temporarily or permanently close their business, shortened their operating hours or offer reduced services for some period of time. Impacts of new variants of COVID-19 could result in the complete or partial closure of one or more of our tenants’ manufacturing facilities or distribution centers, temporary or long-term disruption in our tenants’ supply chains from local and international suppliers, and/or delays in the delivery of our tenants’ inventory.

New variants of COVID-19 could adversely affect our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations. A downturn in our tenants’ businesses that significantly weakens their financial condition could cause them to delay lease commencements or decline to extend or renew leases upon expiration and could lead to additional failures to make rental payments when due, store closures or bankruptcies, and we may be unable to collect past due balances under relevant leases.

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

●

the financial impact of a pandemic could negatively impact our future compliance with financial covenants of our Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Credit Facility and pay dividends;

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

The extent to which the COVID-19 pandemic continues to impact our business, results of operations, financial condition and stock price will depend on numerous evolving factors that are highly uncertain and which we may not be able to predict, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be taken in response to the pandemic, the impact on economic activity from the pandemic and actions taken in response, the impact on our employees and other operational disruptions or difficulties we may face, the effect on our tenants and their businesses, the ability of tenants to pay their contracted rents and any additional closures of our tenants’ businesses. These effects, individually or in the aggregate, could adversely impact our tenant’s ability to pay their contracted rent. Any of these events could materially adversely impact our business, financial condition, results of operations or stock price.

Financial disruption or a prolonged economic downturn could materially and adversely affect the Company’s business.

Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position or liquidity could be materially and adversely affected. These market conditions may affect the Company's ability to access debt and equity capital markets. In addition, as a result of recent financial events, we may face increased regulation.

Corporate responsibility, specifically related to ESG factors and commitments, imposes additional costs and expose us to new risks.

The importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability score as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. We may face reputational damage or additional costs in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, the criteria by which companies are rated may change, which could cause us to receive lower scores than previous years. A low sustainability score could result in a negative perception of the Company, or exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. In addition, as part of our corporate responsibility, we have adopted certain ESG goals, including greenhouse gas emissions reduction targets and other sustainability initiatives. If we cannot not meet these goals fully or on time, we may face reputational damage.

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

We have substantial indebtedness, including indebtedness assumed in the Merger with Weingarten. The level of indebtedness could have adverse consequences on our business, such as:

●

requiring the Company to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, and other general corporate purposes and reduce cash for distributions;

●	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures, or other debt service requirements or for other purposes;
●	increasing our costs of incurring additional debt;
●	subjecting us to floating interest rates;
●	limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
●	restricting the Company from making strategic acquisitions, developing properties, or exploiting business opportunities;
●	restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;
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

Impacts from transition away from London Inter-bank Offered Rate (“LIBOR”).

A portion of our long-term indebtedness bears interest at fluctuating interest rates based on LIBOR for deposits of U.S. dollars. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions, or on any other basis, after such dates. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service (the “IRS”) and U.S. Department of the Treasury. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, regulations, administrative interpretations or court decisions could significantly and negatively change the tax laws with respect to qualification as a REIT, the U.S. federal income tax consequences of such qualification or the desirability of an investment in a REIT relative to other investments.

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

If we were to lose our REIT status, we would face serious tax consequences that would substantially reduce the funds available to pay distributions to stockholders for each of the years involved because:

●	we would not be allowed a deduction for dividends to stockholders in computing our taxable income and we would be subject to the regular U.S. federal corporate income tax;
●	we could possibly be subject to the federal alternative minimum tax ("AMT") for taxable years prior to 2018, when AMT was in effect, or increased state and local taxes;
●	unless we were entitled to relief under statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified; and
●	we would not be required to make distributions to stockholders.

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

A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, or is held through a taxable REIT subsidiary, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate Portfolio. As of December 31, 2021, the Company had interests in 541 shopping center properties aggregating 93.3 million square feet of GLA located in 29 states. In addition, the Company had 50 other property interests, primarily through the Company’s preferred equity investments and other investments, totaling 6.3 million square feet of GLA. Open-air shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2021, the Company’s Combined Shopping Center Portfolio, including noncontrolling interests, was 94.4% leased.

The Company's open-air shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of 172,516 square feet as of December 31, 2021. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with redevelopment, major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2021, the Company expended $100.8 million in connection with property redevelopments and $62.9 million related to improvements.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners. The Company's open-air shopping centers are usually "anchored" by a grocery store, home improvement centers, off-price retailer, discounter or service-oriented tenant. As one of the original participants in the growth of the shopping center industry and the nation's largest owner and operator of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include TJX Companies, The Home Depot, Albertsons Companies, Ross Stores, Amazon/Whole Foods Market, PetSmart, Ahold Delhaize, Kroger, Burlington Stores and Walmart.

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2021, no single open-air shopping center accounted for more than 1.4% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.4% of the Company’s total shopping center GLA. At December 31, 2021, the Company’s five largest tenants were TJX Companies, The Home Depot, Albertsons Companies, Ross Stores and Amazon/Whole Foods Market, which represented 3.7%, 2.2%, 2.0%, 1.9% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Minimum base rental revenues and operating expense reimbursements accounted for 98% and other revenues, including percentage rents, accounted for 2% of the Company's total revenues from rental properties for the year ended December 31, 2021. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth. Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2021, the Company’s consolidated operating portfolio, comprised of 428 shopping center properties aggregating 70.8 million square feet of GLA, was 94.2% leased. The consolidated operating portfolio consists entirely of properties located in the U.S., inclusive of Puerto Rico.  For the period January 1, 2021 to December 31, 2021, the Company increased the average base rent per leased square foot, which includes the impact of tenant concessions, in its consolidated portfolio of open-air shopping centers from $18.16 to $19.05, an increase of $0.89.  This increase primarily consists of (i) a $0.67 increase relating to properties acquired in connection with the Merger, (ii) a $0.16 increase relating to rent step-ups within the portfolio and new leases signed, net of leases vacated and (iii) a $0.06 increase relating to acquisitions/dispositions and properties moved into the operating portfolio.

The Company has a total of 8,193 leases in the consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	244	575	$13,745	1.2%
2022	986	4,274	$89,935	7.6%
2023	1,223	8,023	$145,031	12.2%
2024	1,180	7,908	$147,564	12.4%
2025	1,031	7,749	$142,265	12.0%
2026	1,007	9,302	$150,014	12.6%
2027	658	7,670	$119,638	10.1%
2028	443	4,941	$88,739	7.5%
2029	377	3,494	$64,267	5.4%
2030	303	2,483	$54,898	4.6%
2031	347	2,547	$56,215	4.7%

(1)	Leases currently under a month-to-month lease or in process of renewal.

During 2021, the Company executed 1,147 leases totaling over 7.5 million square feet in the Company’s consolidated operating portfolio comprised of 409 new leases and 738 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $84.8 million or $38.65 per square foot. These costs include $65.3 million of tenant improvements and $19.5 million of external leasing commissions. The average rent per square foot for (i) new leases was $21.90 and (ii) renewals and options was $17.02. The Company will seek to obtain rents that are higher than amounts within its expiring leases, however, there are many variables and uncertainties which can significantly affect the leasing market at any time; as such, the Company cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Ground-Leased Properties. The Company has interests in 42 consolidated shopping center properties that are subject to long-term ground leases where a third-party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. The Company pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements reverts to the landowner.

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

Holders: The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,869 as of January 31, 2022.

Dividends: Since the IPO, the Company has paid regular quarterly cash dividends to its stockholders. While the Company intends to continue paying regular quarterly cash dividends, future dividend declarations will be paid at the discretion of the Board of Directors and will depend on the actual cash flows of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate operating fundamentals. The Company is required by the Code to distribute at least 90% of its REIT taxable income. The actual cash flow available to pay dividends will be affected by a number of factors, including the revenues received from operating properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company, the ability to refinance near-term debt maturities and any unanticipated capital expenditures. The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2021	2020
Dividend paid per share	$0.68	$0.82
Ordinary income	77%	38%
Capital gains	3%	61%
Return of capital	20%	1%

In addition to common stock offerings, the Company has capitalized on the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, unsecured bank debt, mortgage debt, convertible preferred stock and perpetual preferred stock. Borrowings under the Company's unsecured revolving credit facility have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company regarding dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnotes 14, 15 and 18 of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Recent Sales of Unregistered Securities: None.

Issuer Purchases of Equity Securities: During the year ended December 31, 2021, the Company repurchased 1,084,953 shares for an aggregate purchase price of $20.8 million (weighted average price of $19.21 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

During February 2018, the Company's Board of Directors authorized a share repurchase program, which is scheduled to expire February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the year ended December 31, 2021. As of December 31, 2021, the Company had $224.9 million available under this common share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2021 – January 31, 2021	75,847	$15.16	-	$224.9
February 1, 2021 – February 28, 2021	441,944	17.89	-	$224.9
March 1, 2021 – March 31, 2021	1,336	19.13	-	$224.9
April 1, 2021 – April 30, 2021	3,434	19.43	-	$224.9
May 1, 2021 – May 31, 2021	3,565	21.45	-	$224.9
June 1, 2021 – June 30, 2021	-	-	-	$224.9
July 1, 2021 – July 31, 2021	-	-	-	$224.9
August 1, 2021 – August 31, 2021	556,357	20.78	-	$224.9
September 1, 2021 – September 30, 2021	-	-	-	$224.9
October 1, 2021 – October 31, 2021	1,903	21.72	-	$224.9
November 1, 2021 – November 30, 2021	567	24.34	-	$224.9
December 1, 2021 – December 31, 2021	-	-	-	$224.9
Total	1,084,953	$19.21	-

Total Stockholder Return Performance: The following performance chart compares, over the five years ended December 31, 2021, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REITs Index (the “NAREIT Equity REITs”) prepared and published by the National Association of Real Estate Investment Trusts (“NAREIT”). The NAREIT Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property.

Stockholder return performance, presented annually for the five years ended December 31, 2021, is not necessarily indicative of future results. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

	Comparison of 5 year cumulative total return data points
	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21
Kimco Realty Corporation	$100	$76	$66	$99	$75	$128
S&P 500	$100	$122	$116	$153	$181	$233
NAREIT Equity REITs	$100	$105	$100	$126	$116	$167

Item 6. Reserved

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The most significant assumptions and estimates relate to the recoverability of trade accounts receivable, depreciable lives, valuation of real estate and intangible assets and liabilities, and valuation of joint venture investments and other investments. Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could materially differ from these estimates.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties, investments in joint ventures and other investments. The Company’s reported net earnings are directly affected by management’s estimate of impairments.

Trade Accounts Receivable

The Company reviews its trade accounts receivable, including its straight-line rent receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. When evaluating the probability of the collection of the lessee’s total accounts receivable, including the corresponding straight-line rent receivable balance on a lease-by-lease basis, the Company considered the effects COVID-19 has had on its tenants, including the corresponding straight-line rent receivable. The Company’s analysis of its accounts receivable included (i) customer credit worthiness, (ii) assessment of risk associated with the tenant, and (iii) current economic trends. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. The Company includes provision for doubtful accounts in Revenues from rental properties, net. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease and will only recognize lease income on a cash basis. In addition to the lease-specific collectability assessment, the analysis also recognizes a general reserve, as a reduction to Revenues from rental properties, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical and current collection experience and the potential for settlement of arrears. Although the Company estimates uncollectible receivables and provides for them through charges against revenues from rental properties, actual results may differ from those estimates. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance and the lease income will then be limited to the lesser of (i) the straight-line rental income or (ii) the lease payments that have been collected from the lessee.

Real Estate

Valuation of Real Estate, and Intangible Assets and Liabilities

The Company’s investments in real estate properties are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

Transaction costs related to acquisitions that qualify as asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be business combinations are expensed as incurred. Also, upon acquisition of real estate operating properties in either an asset acquisition or business combination, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases, and tenant relationships, where applicable), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Fair value is determined based on a market approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

See Footnote 3, 4 and 6 of the Notes to Consolidated Financial Statements for further discussion.

Valuation of Joint Venture Investments and Other Investments

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

See Footnote 1 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies”, for further discussion of the Company’s accounting policies and estimates.

Executive Overview

Kimco Realty Corporation is North America’s largest publicly traded owner and operator of open-air, grocery-anchored shopping centers, including mixed-use assets. The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

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

The total purchase price of the Merger was $4.1 billion, which consists primarily of 179.9 million shares of the Company’s common stock issued in exchange for Weingarten common shares, plus $281.1 million of cash consideration. The total purchase price was calculated based on the closing price of the Company’s common stock on August 3, 2021, which was $20.78 per share. At the effective time of the Merger, each Weingarten common share, issued and outstanding immediately prior to the effective time of the Merger (other than any shares owned directly by the Company or Weingarten and in each case not held on behalf of third parties) was converted into 1.408 shares of newly issued shares of the Company’s common stock. See Footnote 2 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding the Merger.

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

Although the Company continues to see an increase in collections of rental payments, the effects COVID-19 have had on its tenants are still heavily considered when evaluating the adequacy of the collectability of the tenant’s total accounts receivable balance, including the corresponding straight-line rent receivable. As of December 31, 2021, the Company’s consolidated accounts receivable balance was 35% potentially uncollectible, including receivables from tenants that are being accounted for on a cash basis, and 11% of the Company’s straight-line rent receivables were potentially uncollectible, also inclusive of tenants that are being accounted for on a cash basis. These reserves are primarily attributable to the impact from the COVID-19 pandemic. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess the collectability of its tenant accounts receivables. As such, the Company may determine that further adjustments to its accounts receivable may be required in the future, and such amounts may be material.

Financial Highlights

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2021:

Financial and Portfolio Information:

●	Completed the strategic Merger with Weingarten on August 3, 2021 (see additional disclosure in Footnote 2 of the Notes to Consolidated Financial Statements included in this Form 10-K).
●

Net income available to the Company’s common shareholders was $818.6 million, or $1.60 per diluted share, for the year ended December 31, 2021 as compared to $975.4 million, or $2.25 per diluted share, for the year ended December 31, 2020.

●

FFO was $706.8 million, or $1.38 per diluted share, for the year ended December 31, 2021, as compared to $503.7 million, or $1.17 per diluted share, for the corresponding period in 2020 (see additional disclosure on FFO beginning on page 39).

●

Same property net operating income (“Same property NOI”) was $864.8 million for the year ended December 31, 2021, as compared to $795.2 million the corresponding period in 2020 (see additional disclosure on Same property NOI beginning on page 39).

●	Executed 1,147 new leases, renewals and options totaling approximately 7.5 million square feet in the consolidated operating portfolio.
●	Consolidated operating portfolio occupancy at December 31, 2021 was 94.2% as compared to 93.9% at December 31, 2020.

Acquisition and Disposition Activity (see Footnotes 2, 4 and 5 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●	Acquired 149 properties, including 30 held through joint venture programs, in conjunction with the Merger.
●	Acquired two distribution centers for $84.7 million (which were subsequently sold for $108.0 million) and an outparcel at an existing shopping center in Columbia, MD for $12.6 million
●

Acquired nine properties for an aggregate purchase price of $780.1 million from joint ventures in which the Company previously held noncontrolling ownership interests (a 50% interest in six of these properties was subsequently sold and the Company maintained a 50% noncontrolling ownership interest and deconsolidated the properties)

●

Disposed of 13 operating properties (including the two distribution centers and the deconsolidation of six operating properties noted above) and 10 parcels, in separate transactions, for an aggregate sales price of $612.4 million, which resulted in aggregate gains of $30.8 million, before noncontrolling interests and taxes.

Capital Activity (for additional details see Liquidity and Capital Resources below):

●	Issued $500.0 million of 2.25% notes maturing December 2031.
●

Assumed senior unsecured notes of $1.5 billion (including $95.6 million in fair market value adjustments) and mortgage debt of $317.7 million (including $11.0 million in fair market value adjustments) encumbering 16 operating properties in connection with the Merger.

●

Assumed $234.1 million of mortgage debt encumbering nine operating properties, repaid $230.5 million of mortgage debt that encumbered 28 operating properties and deconsolidated $170.0 million of mortgage debt relating to six operating properties.

●	Issued 179.9 million shares of common stock in conjunction with the Merger.
●	As of December 31, 2021, had $2.3 billion in immediate liquidity, including $334.7 million in cash.

As a result of the above debt activity, the Company’s consolidated debt maturity profile, including extension options as of December 31, 2021, is as follows:

●	As of December 31, 2021, the weighted average interest rate was 3.39% and the weighted average maturity profile was 8.5 years related to the Company’s consolidated debt.

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

The Company’s portfolio is focused on major metropolitan-area U.S. markets, predominantly on the east and west coasts and in the sun belt region, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry.  The Company owns a predominantly grocery-anchored portfolio clustered in the nation’s top markets which positioned the Company to overcome many of the challenges brought upon by COVID-19. The Company believes it can continue to increase its occupancy levels, rental rates and overall rental growth. In addition, the Company, on a selective basis, has developed or redeveloped projects which include residential and mixed-use components.

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

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

Results from operations for the year ended December 31, 2021 reflect the results of the Company’s Merger with Weingarten on August 3, 2021 and as a result only reflect the combined operations for five months. Future periods will reflect the combined operations for the entire year. Therefore, our historical financial statements may not be indicative of future operating results.

The following table presents the comparative results from the Company’s Consolidated Statements of Income for the year ended December 31, 2021, as compared to the corresponding period in 2020 (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	Change
Revenues
Revenues from rental properties, net	$1,349,702	$1,044,888	$304,814
Management and other fee income	14,883	13,005	1,878
Operating expenses
Rent (1)	(13,773)	(11,270)	(2,503)
Real estate taxes	(181,256)	(157,661)	(23,595)
Operating and maintenance (2)	(222,882)	(174,038)	(48,844)
General and administrative (3)	(104,121)	(93,217)	(10,904)
Impairment charges	(3,597)	(6,624)	3,027
Merger charges	(50,191)	-	(50,191)
Depreciation and amortization	(395,320)	(288,955)	(106,365)
Gain on sale of properties	30,841	6,484	24,357
Other income/(expense)
Other income, net	19,810	4,119	15,691
Gain on marketable securities, net	505,163	594,753	(89,590)
Gain on sale of cost method investment	-	190,832	(190,832)
Interest expense	(204,133)	(186,904)	(17,229)
Early extinguishment of debt charges	-	(7,538)	7,538
Provision for income taxes, net	(3,380)	(978)	(2,402)
Equity in income of joint ventures, net	84,778	47,353	37,425
Equity in income of other investments, net	23,172	28,628	(5,456)
Net income attributable to noncontrolling interests	(5,637)	(2,044)	(3,593)
Preferred dividends	(25,416)	(25,416)	-
Net income available to the Company's common shareholders	$818,643	$975,417	$(156,774)
Net income available to the Company's common shareholders:
Diluted per share	$1.60	$2.25	$(0.65)

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
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

Net income available to the Company’s common shareholders was $818.6 million for the year ended December 31, 2021, as compared to $975.4 million for the comparable period in 2020. On a diluted per share basis, net income available to the Company’s common shareholders for the year ended December 31, 2021, was $1.60 as compared to $2.25 for the comparable period in 2020. For additional disclosure, see Footnote 27 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The following describes the changes of certain line items included on the Company’s Consolidated Statements of Income, that the Company believes changed significantly and affected Net income available to the Company’s common shareholders during the year ended December 31, 2021, as compared to the corresponding period in 2020:

Revenue from rental properties, net –

The increase in Revenues from rental properties, net of $304.8 million is primarily from (i) an increase in revenues of $197.6 million due to properties acquired, primarily resulting from the Merger, (ii) a net decrease in credit losses from tenants of $86.8 million primarily due to increased collections, (iii) an increase in net straight-line rental income of $28.5 million primarily due to a decrease in reserves, increase in leasing activity and the Merger, and (iv) an increase in lease termination fee income of $9.4 million partially offset by (v) a net decrease in revenues of $17.5 million, primarily due to tenant vacancies and dispositions for the year ended December 31, 2021, as compared to the corresponding period in 2020.

Real estate taxes –

The increase in Real estate taxes of $23.6 million is primarily due to an increase in properties acquired through the Merger.

Operating and maintenance –

The increase in Operating and maintenance expense of $48.8 million is primarily due to (i) an increase in operating expenses of $31.8 million relating to properties acquired through the Merger, (ii) an increase in utilities, repairs and maintenance, insurance and advertising costs of $11.3 million, primarily due to the reopening of markets throughout the country and (iii) an increase in snow removal costs of $5.7 million.

General and administrative –

The increase in General and administrative expense of $10.9 million is primarily due to (i) an increase in employee-related expenses of $16.2 million primarily related to increased staffing due to the Merger and higher performance based compensation bonuses and (ii) an increase of $1.9 million primarily due to the fluctuations in value of various directors’ deferred stock, partially offset by (iii) a decrease in severance charges related to employee retirement and terminations of $8.1 million during the year ended December 31, 2021, as compared to the corresponding period in 2020.

Impairment charges –

During the years ended December 31, 2021 and 2020, the Company recognized impairment charges of $3.6 million and $6.6 million, respectively, primarily related to adjustments to property carrying values for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third-party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy. For additional disclosure, see Footnotes 6 and 17 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Merger charges –

During the year ended December 31, 2021, the Company incurred costs of $50.2 million associated with the Merger. These charges are primarily comprised of severance costs and professional and legal fees.

Depreciation and amortization –

The increase in Depreciation and amortization of $106.4 million is primarily due to (i) an increase of $108.1 million primarily resulting from property acquisitions in connection with the Merger during 2021 and (ii) an increase of $8.3 million due to depreciation commencing on certain development and redevelopment projects that were placed into service during 2021 and 2020, partially offset by (iii) a decrease of $11.8 million due to write-offs of depreciable assets primarily due to tenant vacates and dispositions during 2020 and 2021.

Gain on sale of properties –

During 2021, the Company disposed of 13 operating properties and 10 parcels (including the deconsolidation of 6 operating properties), in separate transactions, for an aggregate sales price of $612.4 million, which resulted in aggregate gains of $30.8 million. During 2020, the Company disposed of three operating properties and four parcels, in separate transactions, for an aggregate sales price of $31.8 million, for which certain of the transactions resulted in aggregate gains of $6.5 million.

Other income, net –

The increase in Other income, net of $15.7 million is primarily due to (i) an increase in dividend income of $12.9 million primarily from the shares of ACI common stock held by the Company and (ii) a net increase in mortgage and other financing income of $4.7 million primarily due to new loans issued during 2021 and 2020, (iii) an increase in net periodic benefit income of $3.6 million relating to the Company's defined benefit plan, partially offset by (iv) an increase of $2.8 million in costs associated with potential transactions for which the Company is no longer pursuing.

Gain on marketable securities, net –

The decrease in Gain on marketable securities, net of $89.6 million is primarily the result of mark-to-market fluctuations of the shares of ACI common stock held by the Company, which were obtained during ACI’s initial public offering (“IPO”) in June 2020. The IPO resulted in the Company changing the classification of its ACI investment from a cost method investment to a marketable security.

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

Interest expense –

The increase in Interest expense of $17.2 million is primarily due to (i) increased levels of borrowings and assumptions of unsecured notes and mortgages in connection with the Merger and public debt offerings and (ii) a decrease in capitalized interest due to certain development and redevelopment projects that were placed into service during 2021 and 2020, partially offset by (iii) the repayment of unsecured notes and mortgages during 2021 and 2020.

Early extinguishment of debt charges –

During 2020, the Company fully redeemed $484.9 million of its outstanding 3.20% senior unsecured notes, which were scheduled to mature in May 2021. As a result, the Company incurred a prepayment charge of $7.5 million for the year ended December 31, 2020.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $37.4 million is primarily due to (i) an increase in equity in income of $18.7 million within various joint venture investments during 2021, as compared to the corresponding period in 2020, primarily resulting from a decrease in credit losses due to collections from tenants, including straight-line rental income, (ii) an increase in net gains of $16.6 million resulting from the sale of properties within various joint venture investments during 2021, as compared to the corresponding period in 2020, and (iii) an increase in equity in income of $3.5 million resulting from ownership interests acquired in unconsolidated joint ventures in connection with the Merger, partially offset by (iv) an increase in impairment charges of $1.4 million recognized during 2021, as compared to the corresponding period in 2020.

Equity in income of other investments, net –

The decrease in Equity in income of other investments, net of $5.5 million is primarily due to a decrease in equity in income and profit participation from the sale of properties within the Company’s Preferred Equity Program during 2021 and 2020, partially offset by an increase in equity in income from new investments during 2021 and 2020.

Net income attributable to noncontrolling interests –

The increase in Net income attributable to noncontrolling interests of $3.6 million is primarily due to (i) an increase in net gain on sale of properties, within consolidated joint ventures, during 2021, as compared to the corresponding period in 2020 and (ii) an increase in net income attributable to noncontrolling interests recognized in connection with the Merger.

Comparison of the years ended December 31, 2020 and 2019

Information pertaining to fiscal year 2019 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 23, 2021.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage financing, and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.0 billion which can be increased to $2.75 billion through an accordion feature. In addition, the Company holds 39.8 million shares of ACI, which had a value of $1.2 billion at December 31, 2021, which are subject to certain contractual lock-up provisions that expire in June 2022.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash, cash equivalents and restricted cash, beginning of year	$293,188	$123,947
Net cash flow provided by operating activities	618,875	589,913
Net cash flow used for investing activities	(476,259)	(33,273)
Net cash flow used for financing activities	(101,141)	(387,399)
Net change in cash, cash equivalents and restricted cash	41,475	169,241
Cash, cash equivalents and restricted cash, end of year	$334,663	$293,188

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

Cash flows provided by operating activities for the year ended December 31, 2021, were $618.9 million, as compared to $589.9 million for the comparable period in 2020. The increase of $29.0 million is primarily attributable to:

●	the acquisition of operating properties during 2021 and 2020, including those acquired from the Merger; and
●	new leasing, expansion and re-tenanting of core portfolio properties, partially offset by
●	a decrease in distributions from the Company’s joint ventures programs;
●	nonrecurring costs incurred in connection with the Merger during 2021;
●	changes in operating assets and liabilities due to timing of receipts and payments;
●	rent relief provided to tenants as a result of the COVID-19 pandemic; and
●	the disposition of operating properties in 2021 and 2020.

Investing Activities

Cash flows used for investing activities were $476.3 million for 2021, as compared to $33.3 million for 2020.

Investing activities during 2021 consisted primarily of:

Cash inflows:

●	$302.8 million in proceeds from the sale of 13 consolidated properties and 10 parcels (including the deconsolidation of 6 operating properties);
●	$111.9 million in reimbursements of investments in and advances to real estate joint ventures and other investments primarily due to the sale of properties within the investments; and
●	$13.8 million in collection of mortgage and other financing receivables.

Cash outflows:

●	$356.0 million for the acquisition of 11 consolidated operating properties and one parcel;
●	$264.0 million net cash consideration paid in conjunction with the Merger;
●	$163.7 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline;
●	$67.1 million for investments in and advances to other investments, primarily related to a preferred equity investment located in San Antonio, TX;
●	$41.9 million for investment in other financing receivables; and
●	$12.6 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio;

Investing activities during 2020 consisted primarily of:

Cash inflows:

●	$227.3 million in proceeds from the partial sale of the Company’s ACI cost method investment prior to its IPO and the sale of 4.7 million shares of ACI common stock during its IPO;
●	$30.5 million in proceeds from the sale of three operating properties and four parcels;
●

$17.9 million in reimbursements of investments in and advances to real estate joint ventures and reimbursements of investments in and advances to other investments, primarily related to the sale of properties within the joint venture portfolio and the Company’s Preferred Equity Program; and

●	$2.5 million in proceeds from insurance casualty claims.

Cash outflows:

●	$243.6 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline and improvements to real estate under development;
●

$30.8 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project and the repayment of a mortgage within the Company’s joint venture portfolio, and investments in other investments, primarily related to an investment in a new preferred equity investment and the repayment of mortgages within the Company’s Preferred Equity Program;

●	$25.0 million for investment in other financing receivable; and
●	$12.6 million for the acquisition of operating real estate.

Acquisitions of Operating Real Estate and Other Related Net Assets

During the years ended December 31, 2021 and 2020, the Company expended $619.9 million and $12.6 million, respectively, towards the acquisition of operating real estate properties, including the Merger in 2021. The Company anticipates spending approximately $100.0 million to $200.0 million towards the acquisition of operating properties during 2022. The Company intends to fund these acquisitions with cash flow from operating activities, proceeds from property dispositions and/or availability under its Credit Facility.

Improvements to Operating Real Estate

During the years ended December 31, 2021 and 2020, the Company expended $163.7 million and $221.3 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Year Ended December 31,
	2021	2020
Redevelopment and renovations	$100,784	$175,661
Tenant improvements and tenant allowances	62,915	45,617
Total (1)	$163,699	$221,278

(1)

During the years ended December 31, 2021 and 2020, the Company capitalized payroll of $4.5 million and $9.4 million, respectively, and capitalized interest of $0.6 million and $9.7 million, respectively, in connection with the Company’s improvements to operating real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for 2022 will be approximately $150.0 million to $200.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and/or availability under the Company’s Credit Facility.

Financing Activities

Cash flows used for financing activities were $101.1 million for 2021, as compared to $387.4 million for 2020.

Financing activities during 2021 primarily consisted of the following:

Cash inflows:

●	$500.0 million in proceeds from issuance of 2.25% senior unsecured notes due in 2031; and
●	$83.0 million in proceeds from issuance of common stock, primarily related to the Company’s at-the-market continuous offering program and the exercise of employee stock options.

Cash outflows:

●	$382.1 million of dividends paid;
●	$239.9 million in principal payment on debt, including normal amortization of rental property debt;
●	$34.6 million in redemption/distribution of noncontrolling interests;
●	$20.8 million in shares repurchased for employee tax withholding on equity awards; and
●	$8.2 million in financing origination costs, primarily in connection with the Company’s issuance of $500.0 million of senior unsecured notes.

Financing activities during 2020 primarily consisted of the following:

Cash inflows:

●

$900.0 million in proceeds from issuance of unsecured notes comprised of (i) $500.0 million of the Company’s unsecured 2.70% Green Bond due 2030 and (ii) $400.0 million of the Company’s unsecured 1.90% Notes due 2028; and

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

Debt maturities for 2022 consist of: $921.0 million of consolidated debt; $109.3 million of unconsolidated joint venture debt and $2.5 million of debt included in the Company’s Preferred Equity Program, assuming the utilization of extension options where available.  The 2022 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Credit Facility and public debt offerings, as deemed appropriate. The 2022 debt maturities on properties in the Company’s unconsolidated joint ventures and Preferred Equity Program are anticipated to be repaid through operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales, of the respective entities and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain or improve its unsecured debt ratings.  The Company may, from time to time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $16.2 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air, grocery anchored shopping centers and mixed-use assets, funding real estate under development projects, expanding and improving properties in the portfolio and other investments.

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

During May 2020, the Company filed a registration statement on Form S-8 for its 2020 Equity Participation Plan (the “2020 Plan”), which was approved by the Company’s stockholders and is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020.  The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards.  At December 31, 2021, the Company had 8.5 million shares of common stock available for issuance under the 2020 Plan. (See Footnote 22 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Common Stock –

During August 2021, the Company established an at-the-market continuous offering program (the “ATM program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. During 2021, the Company issued 3.5 million shares and received net proceeds after commissions of $76.9 million. As of December 31, 2021, the Company had $422.4 million available under this ATM program.

The Company has a share repurchase program, which is scheduled to expire on February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the year ended December 31, 2021. As of December 31, 2021, the Company had $224.9 million available under this common share repurchase program.

In connection with the Merger, each Weingarten common share, issued and outstanding immediately prior to the effective time of the Merger, was converted into 1.408 shares of newly issued shares of Kimco common stock, resulting in approximately 179.9 million common shares issued to effect the Merger.

Senior Notes –

During the year ended December 31, 2021, the Company issued the following senior unsecured notes (dollars in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Sept-2021	Dec-2031	$500.0	2.25%

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of December 31, 2021
Consolidated Indebtedness to Total Assets	<60%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.3x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.4x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; and the Seventh Supplemental Indenture dated as of April 24, 2014, each as filed with the SEC. See the Index to Exhibits included in this Form 10-K for specific filing information.

In connection with the Merger, the Company assumed senior unsecured notes of $1.5 billion (including fair market value adjustment of $95.6 million), which have scheduled maturity dates ranging from October 2022 to August 2028 and accrue interest at rates ranging from 3.25% to 6.88% per annum. The senior unsecured notes assumed during the Merger have covenants that are similar to the Company’s existing debt covenants for its senior unsecured notes. Please refer to the Indenture dated May 1, 1995 filed with Weingarten’s Form S-3 to the Registration Statement, with the Securities and Exchange Commission on May 1, 1995, First Supplemental Indenture, dated as of August 2, 2006 filed with Weingarten’s Current Report on Form 8-K dated August 2, 2006, Second Supplemental Indenture, dated as of October 9, 2012 filed with Weingarten’s Current Report on Form 8-K dated October 9, 2012. See the Exhibits Index for specific filing information.

In February 2022, the Company announced the early redemption of its $500.0 million 3.40% senior unsecured notes outstanding, which were scheduled to mature in November 2022. The Company plans to redeem these notes on March 2, 2022 and as a result, the Company will incur a prepayment charge of approximately $6.5 million.

In addition, in February 2022, the Company issued $600.0 million in senior unsecured notes, which are scheduled to mature in April 2032 and accrue interest at a rate of 3.20% per annum. The net proceeds from this offering will be used primarily to fund the redemption of the Company’s $500.0 million 3.40% senior unsecured notes outstanding and general corporate purposes.

Credit Facility –

In February 2020, the Company obtained a new $2.0 billion Credit Facility with a group of banks, which replaced the Company’s existing $2.25 billion unsecured revolving credit facility. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (0.87% as of December 31, 2021), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of December 31, 2021, the Credit Facility had no outstanding balance and appropriations for letters of credit of $1.9 million.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of December 31, 2021
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	34%
Total Priority Indebtedness to GAV	<35%	1%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.4x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	3.9x

For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 27, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2020. See the Index to Exhibits included in this Form 10-K for specific filing information.

Mortgages Payable –

During 2021, the Company (i) assumed $234.1 million of individual non-recourse mortgage debt through the consolidation of nine operating properties, (ii) repaid $230.5 million of mortgage debt (including fair market value adjustment of $1.2 million) that encumbered 28 operating properties and (iii) deconsolidated $170.0 million of individual non-recourse mortgage debt relating to six operating properties for which the Company no longer holds a controlling interest.

In connection with the Merger, the Company assumed mortgage debt of $317.7 million (including fair market value adjustment of $11.0 million) that encumber 16 operating properties, which have scheduled maturity dates ranging from April 2022 to August 2038 and accrue interest at rates ranging from 3.50% to 6.95% per annum.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate under development projects. As of December 31, 2021, the Company had over 480 unencumbered property interests in its portfolio.

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

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio which reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid were $382.1 million, $379.9 million and $531.6 million in 2021, 2020 and 2019 respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s Board of Directors will continue to monitor the impact the COVID-19 pandemic has on the Company's financial performance and economic outlook. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On October 26, 2021, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M), which were paid on January 17, 2022, to shareholders of record on January 3, 2022. Additionally, on October 26, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per common share, which was paid on December 23, 2021 to shareholders of record on December 9, 2021.

On February 1, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.19 per common share, representing a 11.8% increase from the prior quarterly dividend, payable to shareholders of record on March 10, 2022, which is scheduled to be paid on March 24, 2022. In addition, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M) which are scheduled to be paid on April 15, 2022, to shareholders of record on April 1, 2022.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its Credit Facility (no outstanding balance as of December 31, 2021), unsecured senior notes and mortgages with maturities ranging from four months to 28 years. As of December 31, 2021, the Company’s consolidated total debt had a weighted average term to maturity of 8.5 years. In addition, the Company has non-cancelable leases pertaining to its shopping center portfolio.  As of December 31, 2021, the Company had 42 consolidated shopping center properties that are subject to long-term ground leases where a third-party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. Amounts due in 2022 in connection with these leases aggregate $12.7 million. The following table summarizes the Company’s consolidated debt maturities (excluding extension options, unamortized debt issuance costs of $57.3 million and fair market value of debt adjustments aggregating $91.8 million) and obligations under non-cancelable operating leases as of December 31, 2021:

	Payments due by period (in millions)
	2022	2023	2024	2025	2026	Thereafter	Total
Long-Term Debt:
Principal (1)	$923.9	$713.3	$654.3	$794.8	$778.4	$3,576.6	$7,441.3
Interests (2)	$244.9	$205.0	$176.4	$152.0	$139.0	$1,426.1	$2,343.4

Non-cancelable leases (3)
Operating leases (3)	$12.7	$12.7	$11.9	$11.4	$10.7	$215.4	$274.8
Financing leases (3)	$1.7	$23.0	$-	$-	$-	$-	$24.7

(1)	Maturities utilized do not reflect extenson options, which range from six months to one year. On February 15, 2022, the Company announced the redemption for its $500.0 million 3.40% senior unsecured notes outstanding, which mature in November 2022. The Company plans to redeem these notes on March 2, 2022 and as a result, the Company will incur a prepayment charge of approximately $6.5 million. In addition, in February 2022, the Company issued $600.0 million in senior unsecured notes, which are scheduled to mature in April 2032 and accrue interest at a rate of 3.20% per annum. The net proceeds from this offering will be used primarily to fund the redemption of the Company's $500.0 million 3.40% senior unsecured notes outstanding.
(2)	For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2021.
(3)	For leases which have inflationary increases, future ground and office rent expense was calculated using the rent based upon initial lease payment.

The Company has $805.1 million of consolidated unsecured debt and $115.9 million of consolidated secured debt scheduled to mature in 2022. The Company anticipates satisfying the remaining future maturities with operating cash flows, its Credit Facility or public debt offerings, if needed.

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2021, these letters of credit aggregated $44.5 million.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2021, the Company had $12.7 million in performance and surety bonds outstanding.

The Company has two investments that have investment funding commitments totaling $27.0 million, of which $4.3 million has been funded as of December 31, 2021.  The Company’s remaining commitment to fund related to these investments is $22.7 million in total as of December 31, 2021.

In connection with the Merger, the Company now provides a guaranty for the payment of any debt service shortfalls on Series A bonds issued by the Sheridan Redevelopment Agency which are tax increment revenue bonds issued in connection with a property owned by the Company in Sheridan, Colorado. These tax increment revenue bonds have a balance of $49.7 million outstanding at December 31, 2021. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures. These joint ventures primarily operate shopping center properties. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, has obtained unsecured financing for certain joint ventures. As of December 31, 2021, the Company did not guarantee any joint venture unsecured debt. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2021, aggregated $1.6 billion. As of December 31, 2021, these loans had scheduled maturities ranging from four months to 9.5 years and bore interest at rates ranging from 1.30% to 6.38%. Approximately $109.3 million of the aggregate outstanding loan balance matures in 2022. These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales of the respective entities, and partner capital contributions, as deemed appropriate (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Investments

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity Program. As of December 31, 2021, the Company’s net investment under the Preferred Equity Program was $98.7 million relating to 39 properties, including 28 net leased properties, which are accounted for as direct financing leases. As of December 31, 2021, these preferred equity investment properties had non-recourse mortgage loans aggregating $237.4 million. These loans have scheduled maturities ranging from two months to 2.5 years and bear interest at rates ranging from 4.19% to 8.88%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

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

	Three Months Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Net income available to the Company’s common shareholders	$75,327	$194,880	$818,643	$975,417
Gain on sale of properties	-	(787)	(30,841)	(6,484)
Gain on sale of joint venture properties	(11,596)	(30)	(16,879)	(48)
Depreciation and amortization - real estate related	132,797	73,578	392,095	285,596
Depreciation and amortization - real estate joint ventures	15,949	9,658	51,555	40,331
Impairment charges (including real estate joint ventures)	3,932	4,043	7,145	8,397
Gain on sale of cost method investment	-	-	-	(190,832)
Profit participation from other investments, net	(9,824)	2,210	(8,595)	(13,665)
Loss/(gain) on marketable securities, net	37,347	(150,108)	(505,163)	(594,753)
(Benefit)/provision for income taxes (1)	(25)	(74)	2,152	1,426
Noncontrolling interests (1)	(3,835)	(337)	(3,285)	(1,710)
FFO available to the Company’s common shareholders (3)	$240,072	$133,033	$706,827	$503,675
Weighted average shares outstanding for FFO calculations:
Basic	614,150	430,103	506,248	429,950
Units	3,878	666	2,627	639
Dilutive effect of equity awards	2,410	1,364	2,422	1,475
Diluted (2)	620,438	432,133	511,297	432,064

FFO per common share – basic	$0.39	$0.31	$1.40	$1.17
FFO per common share – diluted (2)	$0.39	$0.31	$1.38	$1.17

(1)	Related to gains, impairment and depreciation on properties, where applicable.
(2)	Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $856 and $92 for the three months ended December 31, 2021 and 2020, respectively, and $1,053 and $309 for the years ended December 31, 2021 and 2020, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.
(3)	Includes Merger charges of $50.2 million recognized during the year ended December 31, 2021, in connection with the Merger. In addition the three months and year ended December 31, 2021, includes a pension valuation adjustment of $3.0 million of income included in Other income, net on the Company's Consolidated Statement of Income.

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

For the three months ended December 31, 2021 and 2020, the Company included Same property NOI from the Weingarten properties acquired through the Merger, as the Company owned these properties for the full three months ended December 31, 2021. The amount of the adjustment relating to Weingarten same property NOI for the three months ended December 31, 2020, included in the table below, represents the Same property NOI from Weingarten properties prior to the Merger, which is not included in the Company's Net income available to the Company’s common shareholders.  Same property NOI from properties acquired through the Merger was excluded for the years ended December 31, 2021 and 2020, as the Company did not own these properties for the full year ended December 31, 2021.

Same property NOI is calculated using revenues from rental properties (excluding straight-line rent adjustments, lease termination fees, TIFs and amortization of above/below-market rents) less charges for bad debt, operating and maintenance expense, real estate taxes and rent expense plus the Company’s proportionate share of Same property NOI from unconsolidated real estate joint ventures, calculated on the same basis. The Company’s method of calculating Same property NOI available to the Company’s common shareholders may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended December 31, (1)		Year Ended December 31,
	2021	2020	2021	2020
Net income available to the Company’s common shareholders	$75,327	$194,880	$818,643	$975,417
Adjustments:
Management and other fee income	(4,249)	(3,125)	(14,883)	(13,005)
General and administrative	28,985	20,901	104,121	93,217
Impairment charges	2,643	3,115	3,597	6,624
Merger charges	-	-	50,191	-
Depreciation and amortization	133,633	74,295	395,320	288,955
Gain on sale of properties	-	(787)	(30,841)	(6,484)
Interest and other expense, net	49,503	42,162	184,323	190,323
Loss/(gain) on marketable securities, net	37,347	(150,108)	(505,163)	(594,753)
Gain on sale of cost method investment	-	-	-	(190,832)
Provision for income taxes, net	483	496	3,380	978
Equity in income of other investments, net	(12,807)	(1,733)	(23,172)	(28,628)
Net income attributable to noncontrolling interests	268	565	5,637	2,044
Preferred dividends	6,354	6,354	25,416	25,416
Weingarten same property NOI (2)	-	80,288	-	-
Non same property net operating income	(15,825)	(7,623)	(206,992)	(22,605)
Non-operational expense from joint ventures, net	9,987	16,238	55,214	68,510
Same property NOI	$311,649	$275,918	$864,791	$795,177

(1)	Same property NOI from properties acquired through the Merger are included in the three months ended December 31, 2021 and 2020 but excluded for the years ended December 31, 2021 and 2020.
(2)

Amounts for the three months ended December 31, 2020, represent the Same property NOIs from Weingarten properties, not included in the Company's Net income available to the Company's common shareholders.

Same property NOI increased by $35.7 million, or 12.9%, for the three months ended December 31, 2021, as compared to the corresponding period in 2020. This increase is primarily the result of (i) a decrease in credit losses of $15.7 million due to increased collections, (ii) an increase in revenues from rental properties of $11.4 million primarily related to a decrease in tenant rent abatements and vacancies as a result of the COVID-19 pandemic during 2020, as compared to 2021, and (iii) an increase of $8.6 million from properties acquired through the Merger.

Same property NOI increased by $69.6 million, or 8.8%, for the year ended December 31, 2021, as compared to the corresponding period in 2020. This increase is primarily the result of (i) a decrease in credit losses of $92.3 million due to increased collections, partially offset by (ii) a decrease in revenues from rental properties of $18.8 million primarily related to a decrease in tenant rent abatements and vacancies as a result of the COVID-19 pandemic and (iii) an increase in non-recoverable operating expenses of $3.9 million.

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

New Accounting Pronouncements

See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of December 31, 2021, with corresponding weighted-average interest rates sorted by maturity date. The table does not include extension options where available (amounts in millions).

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$115.9	$55.8	$6.1	$54.8	$-	$216.1	$448.7	$449.8
Average Interest Rate	4.08%	3.95%	6.74%	3.50%	-	4.29%	4.12%

Unsecured Debt
Fixed Rate	$805.1	$659.7	$661.9	$757.8	$788.7	$3,353.9	$7,027.1	$7,330.7
Average Interest Rate	3.39%	3.30%	3.37%	3.48%	3.06%	3.38%	3.35%

Item 8. Financial Statements and Supplementary Data

The response to this Item 8 is included in our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are contained in Part IV, Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

On August 3, 2021, the Company completed the Merger and accordingly the Company’s management has integrated Weingarten’s operations into its internal control over financial reporting, as necessary, to accommodate modifications to its business processes related to the Merger transaction. None of these integration activities had a material impact on our system of internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Corporate Governance,” “Committees of the Board of Directors,” “Executive Officers,” “Other Matters” and if required, “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 26, 2022 (“Proxy Statement”).

We have adopted a Code of Conduct. The Code of Conduct is available at the Investors/Governance/Governance Documents section of our website at www.kimcorealty.com. A copy of the Code of Ethics is available in print, free of charge, to stockholders upon request to us at the address set forth in Item 1 of this Annual Report on Form 10-K under the section “Business - Overview.” We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Ethics by posting such information on our website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to “Compensation Discussion and Analysis,” “Executive Compensation Committee Report,” “Compensation Tables,” “Corporate Governance – Risk Oversight,” “Compensation of Directors” and “Other Matters” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Tables” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to “Certain Relationships and Related Transactions,” “Director Independence" and “Corporate Governance” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to “Independent Registered Public Accountants” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.		Form 10-K Report Page

	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)		49

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2021 and 2020		51

	Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019		52

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019		53

	Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019		54

	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019		55

	Notes to Consolidated Financial Statements		56

2.	Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019	97
	Schedule III -	Real Estate and Accumulated Depreciation as of December 31, 2021	98
	Schedule IV -	Mortgage Loans on Real Estate as of December 31, 2021	100

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		45

Item 16. Form 10-K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
2.1	Agreement and Plan of Merger, dated as of April 15, 2021, by and between Kimco Realty Corporation and Weingarten Realty Investors.	8-K	1-10899	04/15/21	2.1
3.1(a)	Articles of Restatement of Kimco Realty Corporation, dated January 14, 2011	10-K	1-10899	02/28/11	3.1(a)
3.1(b)	Amendment to Articles of Restatement of Kimco Realty Corporation, dated May 8, 2014	10-K	1-10899	02/27/17	3.1(b)
3.1(c)	Articles Supplementary of Kimco Realty Corporation, dated November 8, 2010	10-K	1-10899	02/28/11	3.1(b)
3.1(d)	Articles Supplementary of Kimco Realty Corporation, dated March 12, 2012	8-A12B	1-10899	03/13/12	3.2
3.1(e)	Articles Supplementary of Kimco Realty Corporation, dated July 17, 2012	8-A12B	1-10899	07/18/12	3.2
3.1(f)	Articles Supplementary of Kimco Realty Corporation, dated November 30, 2012	8-A12B	1-10899	12/03/12	3.2
3.1(g)	Articles Supplementary of Kimco Realty Corporation, dated August 8, 2017	8-A12B	1-10899	08/08/17	3.3
3.1(h)	Articles Supplementary of Kimco Realty Corporation, dated December 12, 2017	8-A12B	1-10899	12/12/17	3.3
3.2	Amended and Restated Bylaws of Kimco Realty Corporation, dated February 25, 2009	10-K	1-10899	02/27/09	3.2
4.2	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.3	First Supplemental Indenture, dated August 4, 1994, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	10-K	1-10899	03/28/96	4.6
4.4	Second Supplemental Indenture, dated April 7, 1995, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	8-K	1-10899	04/07/95	4(a)
4.5	Third Supplemental Indenture, dated June 2, 2006, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	06/05/06	4.1
4.6	Fourth Supplemental Indenture, dated April 26, 2007, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	04/26/07	1.3
4.7	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	09/24/09	4.1
4.8	Sixth Supplemental Indenture, dated May 23, 2013, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	05/23/13	4.1
4.9	Seventh Supplemental Indenture, dated April 24, 2014, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	04/24/14	4.1
4.10	Description of Securities	10-K	1-10899	02/25/20	4.10
4.11

Form of Indenture for Senior Debt Securities dated as of May 1, 1995 between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association).

		S-3	33-57659	02/10/95	4(a)
4.12	Second Supplemental Indenture, dated October 9, 2012, between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association).	8-K	33-57659	10/09/12	4.1
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
10.2	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.3	Form of Indemnification Agreement	10-K	1-10899	02/27/09	99.1
10.4	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.5	Restated Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/27/17	10.6
10.6	Amendment No. 1 to the Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/23/18	10.7
10.7	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.8	First Amendment to the Kimco Realty Corporation Executive Severance Plan, dated March 20, 2012	10-Q	1-10899	05/10/12	10.3
10.9	Amended and Restated Credit Agreement, dated as of February 27, 2020, among Kimco Realty Corporation, the subsidiaries of Kimco from time to time parties thereto, the several banks, financial institutions and other entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders thereunder	8-K	1-10899	03/02/20	10.1
10.10	Kimco Realty Corporation 2020 Equity Participation Plan	DEF 14A	1-10899	03/18/20	Annex B
10.11	Credit Agreement, dated April 1, 2020, among Kimco Realty Corporation and each of the parties named therein	10-Q	1-10899	08/07/20	10.1
10.12	Amendment No.1 to Credit Agreement, dated April 20, 2020, among Kimco Realty Corporation and each of the parties named therein.	10-Q	1-10899	08/07/20	10.2
10.13	Amendment No.2 to Credit Agreement, dated April 24, 2020, among Kimco Realty Corporation and each of the parties named therein.	10-Q	1-10899	08/07/20	10.3
10.14	Form of Kimco Realty Corporation 2020 Equity Participation Plan Performance Share Award Grant Notice and Performance Share Award Agreement.	10-Q	1-10899	08/07/20	10.4
10.15	Form of Kimco Realty Corporation 2020 Equity Participation Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.	10-Q	1-10899	08/07/20	10.5
21.1	Significant Subsidiaries of the Company	—	—	—	—	*
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	*
31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
32.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
99.1	Property Chart	—	—	—	—	*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	*
101.SCH	Inline XBRL Taxonomy Extension Schema	—	—	—	—	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	—	—	—	—	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By:	/s/ Conor C. Flynn
Conor C. Flynn
Chief Executive Officer

Dated:  February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 28, 2022
Milton Cooper

/s/ Conor C. Flynn	Chief Executive Officer and Director	February 28, 2022
Conor C. Flynn

/s/ Frank Lourenso	Director	February 28, 2022
Frank Lourenso

/s/ Richard Saltzman	Director	February 28, 2022
Richard Saltzman

/s/ Philip Coviello	Director	February 28, 2022
Philip Coviello

/s/ Mary Hogan Preusse	Director	February 28, 2022
Mary Hogan Preusse

/s/ Valerie Richardson	Director	February 28, 2022
Valerie Richardson

/s/ Henry Moniz	Director	February 28, 2022
Henry Moniz

/s/ Glenn G. Cohen	Executive Vice President -	February 28, 2022
Glenn G. Cohen	Chief Financial Officer and Treasurer

/s/ Paul Westbrook	Vice President -	February 28, 2022
Paul Westbrook	Chief Accounting Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kimco Realty Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Kimco Realty Corporation and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Analysis of Real Estate Properties for Indicators of Impairment

As described in Notes 1 and 6 to the consolidated financial statements, the net carrying value of the Company’s real estate net was $15.0 billion. On a continuous basis, management assesses whether there are indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the value of the Company’s real estate properties may be impaired. An impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time, the property is written-down to its estimated fair value.

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

Fair value of real estate assets acquired in the Weingarten Merger

As described in Note 2 to the consolidated financial statements, the Company completed a merger with Weingarten Realty Investors, with the Company continuing as the surviving public company, and accounted for the merger as a business combination using the acquisition method of accounting. The total purchase price of $4.1 billion was allocated to the fair value of the assets acquired, and the liabilities assumed, which included $5.6 billion relating to real estate assets acquired. The fair value of the real estate assets acquired were determined using various methods, including (i) a direct capitalization method or (ii) a discounted cash flow analysis. Under the direct capitalization method, management derived a normalized net operating income and applied a current market capitalization rate for each property. The estimates of normalized net operating income are based on a number of factors, including historical operating results, known trends, fair market lease rates and market/economic conditions. The discounted cash flow analyses were based on estimated future cash flow projections that utilize discount rates, terminal capitalization rates and planned capital expenditures.

The principal considerations for our determination that performing procedures relating to the fair value measurement of real estate assets acquired in the Weingarten Merger is a critical audit matter are (i) the significant judgment by management when determining the fair value of the real estate assets acquired, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant assumptions used in determining the fair value of the real estate assets acquired related to the current market capitalization rates and the fair market lease rates used in the direct capitalization method, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation process of real estate assets acquired in the Weingarten Merger, including controls over the methodologies used and significant assumptions used in the direct capitalization method related to current market capitalization rates and the fair market lease rates. These procedures also included, among others, testing management’s process for determining the fair value of real estate assets acquired, which included (i) evaluating the appropriateness of management's use of the direct capitalization method, (ii) testing the completeness and accuracy of the underlying data used, and (iii) evaluating the reasonableness of the significant assumptions related to current market capitalization rates and the fair market lease rates, which involved considering the consistency of the assumptions with current and past performance of the business, the consistency with external market and industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluation of the significant assumptions of the current market capitalization rates and the fair market lease rates.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 28, 2022

We have served as the Company’s auditor since at least 1991.We have not been able to determine the specific year we began serving as auditor of the Company.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets:
Real estate:
Land	$3,978,775	$2,781,888
Building and improvements	14,067,824	9,281,267
Real estate	18,046,599	12,063,155
Less: accumulated depreciation and amortization	(3,010,699)	(2,717,114)
Total real estate, net	15,035,900	9,346,041

Real estate under development	5,672	5,672
Investments in and advances to real estate joint ventures	1,006,899	590,694
Other investments	122,015	117,140
Cash and cash equivalents	334,663	293,188
Marketable securities	1,211,739	706,954
Accounts and notes receivable, net	254,677	219,248
Deferred charges and prepaid expenses	144,461	135,967
Operating lease right-of-use assets, net	147,458	102,369
Other assets	195,715	97,225
Total assets (1)	$18,459,199	$11,614,498

Liabilities:
Notes payable, net	$7,027,050	$5,044,208
Mortgages payable, net	448,652	311,272
Accounts payable and accrued expenses	220,308	146,457
Dividends payable	5,366	5,366
Operating lease liabilities	123,779	96,619
Other liabilities	510,382	324,538
Total liabilities (2)	8,335,537	5,928,460
Redeemable noncontrolling interests	13,480	15,784

Commitments and contingencies (Footnote 21)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 19,580 shares; Aggregate liquidation preference $489,500	20	20
Common stock, $.01 par value, authorized 750,000,000 shares; issued and outstanding 616,658,593, and 432,518,743 shares, respectively	6,167	4,325
Paid-in capital	9,591,871	5,766,511
Retained earnings/(cumulative distributions in excess of net income)	299,115	(162,812)
Accumulated other comprehensive income	2,216	-

Total stockholders' equity	9,899,389	5,608,044
Noncontrolling interests	210,793	62,210
Total equity	10,110,182	5,670,254
Total liabilities and equity	$18,459,199	$11,614,498

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at December 31, 2021 and December 31, 2020 of $227,858 and $102,482, respectively.  See Footnote 11 of the Notes to Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at December 31, 2021 and December 31, 2020 of $153,924 and $62,076, respectively.  See Footnote 11 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Revenues from rental properties, net	$1,349,702	$1,044,888	$1,142,334
Management and other fee income	14,883	13,005	16,550
Total revenues	1,364,585	1,057,893	1,158,884

Operating expenses
Rent	(13,773)	(11,270)	(11,311)
Real estate taxes	(181,256)	(157,661)	(153,659)
Operating and maintenance	(222,882)	(174,038)	(171,981)
General and administrative	(104,121)	(93,217)	(96,942)
Impairment charges	(3,597)	(6,624)	(48,743)
Merger charges	(50,191)	-	-
Depreciation and amortization	(395,320)	(288,955)	(277,879)
Total operating expenses	(971,140)	(731,765)	(760,515)

Gain on sale of properties	30,841	6,484	79,218

Operating income	424,286	332,612	477,587

Other income/(expense)
Other income, net	19,810	4,119	10,985
Gain on marketable securities, net	505,163	594,753	829
Gain on sale of cost method investment	-	190,832	-
Interest expense	(204,133)	(186,904)	(177,395)
Early extinguishment of debt charges	-	(7,538)	-
Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	745,126	927,874	312,006

(Provision)/benefit for income taxes, net	(3,380)	(978)	3,317
Equity in income of joint ventures, net	84,778	47,353	72,162
Equity in income of other investments, net	23,172	28,628	26,076

Net income	849,696	1,002,877	413,561

Net income attributable to noncontrolling interests	(5,637)	(2,044)	(2,956)

Net income attributable to the Company	844,059	1,000,833	410,605

Preferred stock redemption charges	-	-	(18,528)
Preferred dividends	(25,416)	(25,416)	(52,089)

Net income available to the Company's common shareholders	$818,643	$975,417	$339,988

Per common share:
Net income available to the Company's common shareholders:
-Basic	$1.61	$2.26	$0.80
-Diluted	$1.60	$2.25	$0.80

Weighted average shares:
-Basic	506,248	429,950	420,370
-Diluted	511,385	431,633	421,799

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$849,696	$1,002,877	$413,561
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	2,216	-	-
Other comprehensive income	2,216	-	-

Comprehensive income	851,912	1,002,877	413,561

Comprehensive income attributable to noncontrolling interests	(5,637)	(2,044)	(2,956)

Comprehensive income attributable to the Company	$846,275	$1,000,833	$410,605

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2021, 2020 and 2019

(in thousands)

	Retained Earnings/
	(Cumulative Distributions in	Accumulated Other						Total
	Excess of Net	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	Income)	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance, January 1, 2019	$(787,707)	$-	43	$43	421,389	$4,214	$6,117,254	$5,333,804	$77,249	$5,411,053

Net income	410,605	-	-	-	-	-	-	410,605	2,956	413,561
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(358)	(358)
Dividends declared to common and preferred shares	(527,577)	-	-	-	-	-	-	(527,577)	-	(527,577)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(10,638)	(10,638)
Issuance of common stock	-	-	-	-	10,399	105	200,028	200,133	-	200,133
Surrender of restricted common stock	-	-	-	-	(242)	(3)	(4,027)	(4,030)	-	(4,030)
Exercise of common stock options	-	-	-	-	269	2	3,878	3,880	-	3,880
Amortization of equity awards	-	-	-	-	-	-	19,083	19,083	-	19,083
Acquisition of noncontrolling interests	-	-	-	-	-	-	3,994	3,994	(5,194)	(1,200)
Redemption of preferred stock	-	-	(23)	(23)	-	-	(574,977)	(575,000)	-	(575,000)
Balance, December 31, 2019	(904,679)	-	20	20	431,815	4,318	5,765,233	4,864,892	64,015	4,928,907

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	149	149
Net income	1,000,833	-	-	-	-	-	-	1,000,833	2,044	1,002,877
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,022)	(1,022)
Dividends declared to common and preferred shares	(258,966)	-	-	-	-	-	-	(258,966)	-	(258,966)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,705)	(1,705)
Issuance of common stock	-	-	-	-	944	9	(9)	-	-	-
Surrender of restricted common stock	-	-	-	-	(303)	(3)	(5,392)	(5,395)	-	(5,395)
Exercise of common stock options	-	-	-	-	63	1	980	981	-	981
Amortization of equity awards	-	-	-	-	-	-	22,887	22,887	-	22,887
Acquisition of noncontrolling interests	-	-	-	-	-	-	(19,348)	(19,348)	(1,271)	(20,619)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	-	-	2,160	2,160	-	2,160
Balance, December 31, 2020	(162,812)	-	20	20	432,519	4,325	5,766,511	5,608,044	62,210	5,670,254

Comprehensive income:
Net income	844,059	-	-	-	-	-	-	844,059	5,637	849,696
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	2,216	-	-	-	-	-	2,216	-	2,216
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(751)	(751)
Dividends declared to common and preferred shares	(382,132)	-	-	-	-	-	-	(382,132)	-	(382,132)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(28,707)	(28,707)
Issuance of common stock, net of issuance costs	-	-	-	-	4,958	50	76,879	76,929	-	76,929
Issuance of common stock for merger (1)	-	-	-	-	179,920	1,799	3,736,936	3,738,735	-	3,738,735
Surrender of common stock for taxes	-	-	-	-	(1,127)	(11)	(20,898)	(20,909)	-	(20,909)
Exercise of common stock options	-	-	-	-	316	3	6,057	6,060	-	6,060
Amortization of equity awards	-	-	-	-	-	-	22,543	22,543	-	22,543
Noncontrolling interests assumed from the merger (1)	-	-	-	-	-	-	-	-	177,039	177,039
Redemption/conversion of noncontrolling interests	-	-	-	-	73	1	1,539	1,540	(4,635)	(3,095)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	-	-	2,304	2,304	-	2,304
Balance at December 31, 2021	$299,115	$2,216	20	$20	616,659	$6,167	$9,591,871	$9,899,389	$210,793	$10,110,182

(1)	See Footnotes 1 and 2 of the Notes to Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities:
Net income	$849,696	$1,002,877	$413,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	395,320	288,955	277,879
Impairment charges	3,597	6,624	48,743
Early extinguishment of debt charges	-	7,538	-
Equity award expense	23,150	23,685	20,200
Gain on sale of properties	(30,841)	(6,484)	(79,218)
Gain on marketable securities, net	(505,163)	(594,753)	(829)
Gain on sale of cost method investment	-	(190,832)	-
Equity in income of joint ventures, net	(84,778)	(47,353)	(72,162)
Equity in income from other investments, net	(23,172)	(28,628)	(26,076)
Distributions from joint ventures and other investments	91,507	149,022	93,877
Change in accounts and notes receivable, net	(18,079)	(559)	(34,160)
Change in accounts payable and accrued expenses	(104,712)	5,576	(3,611)
Change in other operating assets and liabilities, net	22,350	(25,755)	(54,576)
Net cash flow provided by operating activities	618,875	589,913	583,628

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(355,953)	(12,644)	(1,957)
Improvements to operating real estate	(163,699)	(221,278)	(324,821)
Improvements to real estate under development	-	(22,358)	(118,841)
Acquisition of Weingarten Realty Investors, net of cash acquired of $56,451	(263,973)	-	-
Investment in marketable securities	-	-	(244)
Proceeds from sale/repayments of marketable securities	377	931	2,023
Proceeds from sale of cost method investment	-	227,270	-
Investments in and advances to real estate joint ventures	(12,571)	(15,882)	(27,665)
Reimbursements of investments in and advances to real estate joint ventures	47,862	4,499	21,759
Investments in and advances to other investments	(67,090)	(15,418)	(15,316)
Reimbursements of investments in and advances to other investments	64,068	13,435	5,960
Investment in other financing receivable	(41,897)	(25,000)	(48)
Collection of mortgage loans receivable	13,776	177	10,449
Proceeds from sale of properties	302,841	30,545	324,280
Proceeds from insurance casualty claims	-	2,450	4,000
Net cash flow used for investing activities	(476,259)	(33,273)	(120,421)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(229,288)	(158,556)	(6,539)
Principal payments on rental property debt	(10,622)	(10,693)	(12,212)
Proceeds from mortgage and construction loan financings	-	-	16,028
Proceeds from issuance of unsecured term loan	-	590,000	-
Proceeds from issuance of unsecured notes	500,000	900,000	350,000
(Repayments)/proceeds from the unsecured revolving credit facility, net	-	(200,000)	100,000
Repayments of unsecured term loan	-	(590,000)	-
Repayments under unsecured notes	-	(484,905)	-
Financing origination costs	(8,197)	(18,040)	(7,707)
Payment of early extinguishment of debt charges	-	(7,538)	(1,531)
Contributions from noncontrolling interests	-	149	-
Redemption/distribution of noncontrolling interests	(34,610)	(23,345)	(15,134)
Dividends paid	(382,132)	(379,874)	(531,565)
Proceeds from issuance of stock, net	82,989	981	204,012
Redemption of preferred stock	-	-	(575,000)
Shares repurchased for employee tax withholding on equity awards	(20,842)	(5,379)	(3,971)
Change in tenants' security deposits	1,561	(199)	778
Net cash flow used for financing activities	(101,141)	(387,399)	(482,841)

Net change in cash, cash equivalents and restricted cash	41,475	169,241	(19,634)
Cash, cash equivalents and restricted cash, beginning of year	293,188	123,947	143,581
Cash, cash equivalents and restricted cash, end of year	$334,663	$293,188	$123,947

Interest paid during the year including payment of early extinguishment of debt charges of $0, $7,538 and $1,531, respectively (net of capitalized interest of $583, $13,683 and $15,690, respectively)	$197,947	$183,558	$169,026
Income taxes paid/(received) during the year (net of refunds received of $0, $47 and $3,452, respectively)	$1,961	$747	$(1,106)

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts relating to the number of buildings, square footage, tenant and occupancy data, joint venture debt and average interest rates and terms on joint venture debt are unaudited.

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

On July 15, 2021, Weingarten’s Board of Trust Managers declared a special cash distribution of $0.69 per Weingarten common share (the “Special Distribution”) paid on August 2, 2021 to shareholders of record on July 28, 2021.  The Special Distribution was paid in connection with the Merger and to satisfy REIT taxable income distribution requirements.  Under the terms of the Merger Agreement, Weingarten’s payment of the Special Distribution adjusted the cash consideration paid by the Company at the closing of the Merger from $2.89 per Weingarten common share to $2.20 per Weingarten common share and had no impact on the payment of the common share consideration of 1.408 newly issued shares of Company common stock for each Weingarten common share owned immediately prior to the effective time of the Merger. During the year ended December 31, 2021, the Company incurred merger related expenses of $50.2 million associated with the Merger. These charges are primarily comprised of severance, professional fees and legal fees. See Footnote 2 of the Company’s Consolidated Financial Statements for further details.

Coronavirus Disease 2019 (“COVID-19”) Pandemic

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

The COVID-19 pandemic continues to impact the retail real estate industry for both landlords and tenants. The extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will continue to depend on future developments, which are uncertain at this time. The Company’s business, operations and financial results will depend on numerous evolving factors, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be taken in response to the pandemic, the distribution and effectiveness of vaccines, impacts on economic activity from the pandemic and actions taken in response, the effects of the pandemic on the Company’s tenants and their businesses, the ability of tenants to make their rental payments, additional closures of tenants’ businesses and impacts of opening and reclosing of communities in response to the increase in positive COVID-19 cases. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators. In addition, the Company will continue to monitor for any material or adverse effects resulting from the COVID-19 pandemic. If the Company has determined that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Use of Estimates

GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and related intangible assets and liabilities, equity method investments, other investments, including the assessment of impairments, as well as, depreciable lives, revenue recognition, and the collectability of trade accounts receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could differ from these estimates.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its consolidated financial statements (see Footnote 14 of the Notes to Consolidated Financial Statements).

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

The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business and therefore accounted for as a business combination or if the acquisition transaction should be accounted for as an asset acquisition.  Under Business Combinations (Topic 805), an acquisition does not qualify as a business when (i) substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or (ii) the acquisition does not include a substantive process in the form of an acquired workforce or (iii) an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that qualify as asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred.

When substantially all of the fair value is not concentrated in a group of similar identifiable assets, the set of assets will generally be considered a business and the Company applies the purchase method of accounting for business combinations, where all tangible and identifiable intangible assets acquired, and all liabilities assumed are recorded at fair value. In a business combination, the difference, if any, between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. The fair value of any tangible real estate assets acquired is determined by valuing the building as if it were vacant, and the fair value is then allocated to land, buildings, and improvements based on available information including replacement cost, appraisal or using net operating income capitalization rates, discounted cash flow analysis or similar fair value models. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates, land values per square foot and other market data. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.  Tangible assets may include land, land improvements, buildings, building improvements and tenant improvements. Intangible assets may include the value of in-place leases and above and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics.

In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market lease renewal options, to be paid pursuant to the leases and management’s estimate of the market lease rates and other lease provisions (e.g., expense recapture, base rental changes) measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases, which includes the expected renewal option period for below-market leases. Mortgage debt discounts or premiums are amortized into interest expense over the remaining term of the related debt instrument.

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

The difference between the fair value and the face value of debt assumed, if any, in connection with an acquisition is recorded as a premium or discount and is amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt agreements.  The fair value of debt is estimated based upon contractual future cash flows discounted using borrowing spreads and market interest rates that would have been available for debt with similar terms and maturities.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

On a continuous basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired only if management’s estimated fair value is less than the net carrying value of the property. The Company’s estimated fair value is primarily based upon (i) estimated sales prices from signed contracts or letters of intent from third-party offers or (ii) discounted cash flow models of the property over its remaining hold period. An impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time, the property is written-down to its estimated fair value. Estimated fair values which are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates. In addition, such cash flow models consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to an amount to reflect the estimated fair value of the property. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers.

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

The Company’s joint ventures primarily consist of co-investments with institutional and other joint venture partners in open-air shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. The Company, on a limited selective basis, has obtained unsecured financing for certain joint ventures. These unsecured financings may be guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make. As of December 31, 2021, the Company did not guaranty any unsecured joint venture debt.

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

In a business combination, the fair value of the Company’s investment in an unconsolidated joint venture is calculated using the fair value of the real estate held by the joint venture, which are valued using similar methods as described in the Company’s Real Estate policy above, offset by the fair value of the debt on the property which is then multiplied by the Company’s equity ownership percentage.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other Investments

Other investments primarily consist of preferred equity investments for which the Company provides capital to owners and developers of real estate. The Company typically accounts for its preferred equity investments on the equity method of accounting, whereby earnings for each investment are recognized in accordance with each respective investment agreement and based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

On a continuous basis, management assesses whether there are any indicators, including the underlying investment property operating performance and general market conditions, that the value of the Company’s Other investments may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

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

Cash, Cash Equivalents and Restricted Cash

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

Restricted cash is deposits held or restricted for a specific use. The Company had restricted cash totaling $9.0 million and $0.2 million at December 31, 2021 and 2020, respectively, which is included in Cash and cash equivalents on the Company’s Consolidated Balance Sheets. This includes cash equivalents of $6.5 million that is held as collateral for certain letters of credit at December 31, 2021.

Marketable Securities

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance. In accordance with ASC Topic 825 Financial Instruments, the Company recognizes changes in the fair value of equity investments with readily determinable fair values in net income.

Mortgages and Other Financing Receivables

Mortgages and other financing receivables consist of loans acquired and loans originated by the Company, which are included within Other assets on the Company’s Consolidated Balance Sheets. Borrowers of these loans are primarily experienced owners, operators or developers of commercial real estate. The Company’s loans are primarily mortgage loans that are collateralized by real estate. Mortgages and other financing receivables are recorded at stated principal amounts, net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgages and other loans purchased are amortized or accreted over the life of the related loan receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs and amortizes them as an adjustment of the loan’s yield over the term of the related loan.

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. The Company adopted this standard using the modified retrospective method for all financial assets measured at amortized cost.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

On a quarterly basis, the Company reviews credit quality indicators such as (i) payment status to identify performing versus non-performing loans, (ii) changes affecting the underlying real estate collateral and (iii) national and regional economic factors. The Company has determined that it has one portfolio segment, primarily represented by loans collateralized by real estate, whereby it determines, as needed, reserves for loan losses on an asset-specific basis. The reserve for loan losses reflects management's estimate of loan losses as of the balance sheet date and are included in Other income, net on the Company’s Consolidated Statements of Income. The reserve is increased through loan loss expense and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased.

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

Other Assets

Other assets include Series B tax increment revenue bonds issued by the Sheridan Redevelopment Agency in connection with the development of a project in Sheridan, Colorado which were acquired in connection with the Merger, which mature on December 15, 2039. These Series B bonds have been classified as held to maturity and were recorded at estimated fair value upon the date of the Merger. The fair value estimates of the Company’s held to maturity tax increment revenue bonds are based on discounted cash flow analysis, which are based on the expected future sales tax revenues of the project. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses observable market-based inputs, such as market discount rates and unobservable market-based inputs, such as future growth and inflation rates. Interest on these bonds is recorded at an effective interest rate while cash payments are received at the contractual interest rate.

The held to maturity bonds are evaluated for credit losses based on discounted estimated future cash flows. Any future receipts in excess of the amortized basis will be recognized as revenue when received. The credit risk associated with the amortized value of these bonds is deemed as low risk as the bonds are earmarked for repayments from a government entity which are funded through sales and property taxes. At December 31, 2021, no credit allowance has been recorded.

Deferred Leasing Costs

Initial direct leasing costs include commissions paid to third-parties, including brokers, leasing and referral agents and internal leasing commissions paid to employees for successful execution of lease agreements. These initial direct leasing costs are capitalized and generally amortized over the term of the related leases using the straight-line method. These direct leasing costs are included in Other assets, on the Company’s Consolidated Balance Sheets and are classified as operating activities on the Company’s Consolidated Statements of Cash Flows.

Internal employee compensation, payroll-related benefits and certain external legal fees are considered indirect costs associated with the execution of lease agreements. These indirect leasing costs are expensed in accordance with ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and included in General and administrative expense on the Company’s Consolidated Statements of Income.

Software Development Costs

Expenditures for major software purchases and software developed for internal use are capitalized and amortized on a straight-line basis generally over a period of three to ten years. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of payroll costs that can be capitalized with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.  As of December 31, 2021 and 2020, the Company had unamortized software development costs of $18.4 million and $19.1 million, respectively, which are included in Other assets on the Company’s Consolidated Balance Sheets.  The Company expensed $3.1 million, $3.2 million and $1.7 million in amortization of software development costs during the years ended December 31, 2021, 2020 and 2019, respectively.

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

Revenue, Trade Accounts Receivable and Gain Recognition

The Company determines the proper amount of revenue to be recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”), by performing the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of December 31, 2021, the Company had no outstanding contract assets or contract liabilities.

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

Revenues from rental properties, net

Revenues from rental properties, net are comprised of minimum base rent, percentage rent, lease termination fee income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments. The Company accounts for lease and non-lease components as combined components under Topic 842. Non-lease components include reimbursements paid to the Company from tenants for common area maintenance costs and other operating expenses. The combined components are included in Revenues from rental properties, net on the Company’s Consolidated Statements of Income.

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

Management and other fee income

Property management fees, property acquisition and disposition fees, construction management fees, leasing fees and asset management fees all fall within the scope of Topic 606. These fees arise from contractual agreements with third-parties or with entities in which the Company has a noncontrolling interest. Management and other fee income related to partially owned entities are recognized to the extent attributable to the unaffiliated interest. Property and asset management fee income is recognized as a single performance obligation (managing the property) comprised of a series of distinct services (maintaining property, handling tenant inquiries, etc.). The Company believes that the overall service of property management is substantially the same each day and has the same pattern of performance over the term of the agreement. As a result, each day of service represents a performance obligation satisfied at that point in time. The time-based output method is used to measure progress over time, as this is representative of the transfer of the services.  These fees are recognized at the end of each period for services performed during that period, primarily billed to the customer monthly with payment due upon receipt.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Trade Accounts Receivable

The Company reviews its trade accounts receivable, including its straight-line rent receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. When evaluating the probability of the collection of the lessee’s total accounts receivable, including the corresponding straight-line rent receivable balance on a lease-by-lease basis; the Company considered the effects COVID-19 has had on its tenants, including the corresponding straight-line rent receivable. The Company’s analysis of its accounts receivable included (i) customer credit worthiness, (ii) assessment of risk associated with the tenant, and (iii) current economic trends. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. Effective January 1, 2019, in accordance with the adoption of Topic 842, the Company includes provision for doubtful accounts in Revenues from rental properties, net. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the uncollectible receivable balances associated with the lease and will only recognize lease income on a cash basis. Lease income will then be limited to the lesser of (i) the straight-line rental income or (ii) the lease payments that have been collected from the lessee. In addition to the lease-specific collectability assessment performed under Topic 842, the analysis also recognizes a general reserve under ASC Topic 450 Contingencies, as a reduction to Revenues from rental properties, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical and current collection experience and the potential for settlement of arrears. Although the Company estimates uncollectible receivables and provides for them through charges against revenues from rental properties, actual results may differ from those estimates. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance.

Since the outbreak of the COVID-19 pandemic, the Company’s shopping centers have remained open; however, a substantial number of tenants had or continue to have temporarily or permanently closed their businesses. Others had, or continue to have, shortened their operating hours or offered reduced services. The Company has also had a substantial number of tenants that have made late or partial rent payments, requested a deferral of rent payments or defaulted on rent payments. The Company considered the effects COVID-19 has had on its tenants when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance, including the corresponding straight-line rent receivable. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation. The Company has worked, and continues to work, with tenants to grant rent deferrals or rent waivers on a lease by lease basis. The deferrals generally have a repayment period of six to 18 months.

Gains on sale of properties

Gains and losses from the sale and/or transfer of nonfinancial assets, such as real estate property, are to be recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of or obtain substantially all of the remaining benefits from the asset. This generally occurs when the transaction closes and consideration is exchanged for control of the property.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Leases

The Company accounts for its leases in accordance with ASU 2016-02. The Company has right-of-use (“ROU”) assets and lease liabilities on its balance sheet for those leases classified as operating and financing leases where the Company is a lessee.

Lessor

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

The Company as a lessor has elected to apply the modification relief as described in (i) above to the lease concessions it has entered into during the years ended December 31, 2021 and 2020 for rental income recognized related to the COVID-19 pandemic.

Lessee

The Company’s leases where it is the lessee primarily consist of ground leases and administrative office leases. The Company classifies leases based on whether the arrangement is effectively a purchase of the underlying asset. Leases that transfer control of the underlying asset to a lessee are classified as finance leases and all other leases as operating leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. In connection with the Merger, the Company acquired two properties under finance leasing arrangements that consists of variable lease payments with a bargain purchase option which are included in Other assets, on the Company’s Consolidated Balance Sheets.

ROU assets and lease liabilities are recognized at the commencement date of the lease and liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. Variable lease payments are excluded from the lease liabilities and corresponding ROU assets, as they are recognized in the period in which the obligation for those payments is incurred. Certain of the Company’s leases have renewal options for which the Company assesses whether it is reasonably certain the Company will exercise these renewal options. Lease payments associated with renewal options that the Company is reasonably certain will be exercised are included in the measurement of the lease liabilities and corresponding ROU assets. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applied adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets. Rental expense for lease payments is recognized on a straight-line basis over the lease term. See Note 12 to the Company’s Consolidated Financial Statements for further details.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Income Taxes

The Company elected to qualify as a REIT for federal income tax purposes commencing with its taxable year January 1, 1992 and operates in a manner that enables the Company to qualify and maintain its status as a REIT. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code. Most states, in which the Company holds investments in real estate, conform to the federal rules recognizing REITs.

The Company maintains certain subsidiaries which made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), which permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state income taxes on its income, and the Company includes a provision for taxes in its consolidated financial statements.  As such, the Company, through its wholly owned TRSs, has been engaged in various retail real estate related opportunities including retail real estate management and disposition services which primarily focus on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers. The Company may consider other investments through its TRSs should suitable opportunities arise. The Company is subject to and also includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are held by the Company at the REIT level and not in the Company’s TRSs. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

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

In a business combination, the fair value of the noncontrolling interest in a consolidated joint venture is calculated using the fair value of the real estate held by the joint venture, which are valued using similar methods as described in the Company’s Real Estate policy above, offset by the fair value of the debt on the property which is then multiplied by the partners’ noncontrolling share.

Contingently redeemable noncontrolling interests are recorded at fair value upon issuance. Any change in the fair value or redemption value of these noncontrolling interests is subsequently recognized through Paid-in capital on the Company’s Consolidated Balance Sheets and is included in the Company’s computation of earnings per share (see Footnote 27 of the Notes to the Consolidated Financial Statements).

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

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share-based payments to employees be recognized in the Statements of Income over the service period based on their fair values. Fair value of performance awards is determined using the Monte Carlo method, which is intended to estimate the fair value of the awards at the grant date (see Footnote 22 of the Notes to Consolidated Financial Statements for additional disclosure on the assumptions and methodology).

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. For comparative purposes for the years ended  December 31, 2020 and 2019, the Company reclassified $5.6 million and $3.2 million of Cash flows used for Change in other financing liabilities, respectively, to (i) Cash flows used for Shares repurchased for employee tax withholdings on equity awards of $5.4 million and $4.0 million, respectively, and (ii) Cash flows used for/(provided by) Change in tenant’s security deposits of $0.2 million and ($0.8) million, respectively.

New Accounting Pronouncements

The following table represents ASUs to the FASB’s ASCs that, as of December 31, 2021, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

ASU	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

The amendments in this update require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination rather than at fair value on the acquisition date required by Topic 805.

		January 1, 2023; Early adoption permitted	The adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.
ASU 2021-05, Lessors – Certain Leases with Variable Lease Payments (Topic 842)

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

		January 1, 2022	The adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following ASUs to the FASB’s ASCs have been adopted by the Company as of the date listed:

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters

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

2. Weingarten Merger

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

The following table presents the purchase price and the total value of stock consideration paid by Kimco at the close of the Merger (in thousands except share price of Kimco common stock):

	Price of Kimco Common Stock	Equity Consideration Given (Kimco Shares Issued)	Calculated Value of Weingarten Consideration	Cash Consideration *	Total Value of Consideration
As of August 3, 2021	$20.78	179,920	$3,738,735	$320,424	$4,059,159

* Amounts include additional consideration of $39.3 million relating to reimbursements paid by the Company to Weingarten at the closing of the Merger for transaction costs incurred by Weingarten.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The fair value of the real estate assets acquired were determined using either (i) a direct capitalization method, (ii) a discounted cash flow analysis or (iii) estimated sales prices from signed contracts or letters of intent from third party offers. Market data and comparable sales information were used in estimating the fair value of the land acquired. The Company determined that these valuation methodologies are classified within Level 3 of the fair value hierarchy. The assumptions and estimates included in these methodologies include stabilized net operating income, future income growth, capitalization rates, discount rates, capital expenditures, and cash flow projections at the respective properties. Under the direct capitalization method, the Company derived a normalized net operating income and applied a current market capitalization rate for each property. The estimates of normalized net operating income are based on a number of factors, including historical operating results, known trends, fair market lease rates and market/economic conditions. Capitalization rates utilized to derive these fair values ranged from 4.5% to 9.5%.

The discounted cash flow analyses were based on estimated future cash flow projections that utilize discount rates, terminal capitalization rates and planned capital expenditures. These estimates approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flow projections are based on a number of factors, including historical operating results, estimated growth rates, known and anticipated trends, fair market lease rates and market/economic conditions. Capitalization and discount rates utilized to derive the fair values ranged from 6.0% to 8.25% and 6.75% to 9.0%, respectively.

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. The fair value of any tangible real estate assets acquired is determined by valuing the building as if it were vacant, and the fair value is then allocated to land, buildings and improvements. The Company values above and below-market lease intangibles based on estimates of market rent compared to contractual rents over expected lease terms using an appropriate discount rate.  In-place leases are valued based on the costs to obtain new leases and an estimate of lost revenues and expenses over an anticipated lease up term. The Company determined that this valuation methodology is classified within Level 2 and Level 3 of the fair value hierarchy.

The Company determined the fair value of its unsecured debt using current market-based pricing and interest rate yields for similar debt instruments.  The Company determined the fair value of secured debt assumed by calculating the net present value of the scheduled debt service payments using current market-based terms for interest rates for debt with similar terms that the Company believes it could obtain on similar structures and maturities. For the fair value of secured debt assumed, weighted average credit spreads utilized were 3.33% and London Inter-bank Offered Rate (“LIBOR”) + 2.14% for the fixed and floating rate debt, respectively.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining term of the loan. Finance lease obligations assumed are measured at fair value and are included as a liability on the accompanying balance sheet and the Company recorded the corresponding right-of-use assets. The Company determined that the valuation methodology used for its unsecured debt is classified within Level 2 of the fair value hierarchy and the valuation methodology used for its secured debt is classified within Level 3 of the fair value hierarchy.

The following table summarizes the final purchase price allocation, including the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Purchase Price Allocation
Land	$1,174,407
Building and improvements	4,040,244
In-place leases	370,685
Above-market leases	42,133
Real estate assets	5,627,469
Investments in and advances to real estate joint ventures	585,382
Cash, accounts receivable and other assets	241,582
Total assets acquired	6,454,433

Notes payable	(1,497,632)
Mortgages payable	(317,671)
Accounts payable and other liabilities	(283,559)
Below-market leases	(119,373)
Noncontrolling interests	(177,039)
Total liabilities assumed	(2,395,274)

Total purchase price	$4,059,159

The following table details the weighted average amortization periods, in years, of the purchase price allocated to real estate and related intangible assets and liabilities acquired arising from the Merger:

Weighted Average Amortization Period (in Years)
Land	n/a
Building	50.0
Building improvements	45.0
Tenant improvements	7.1
Fixtures and leasehold improvements	6.2
In-place leases	5.6
Above-market leases	10.1
Below-market leases	31.5
Right-of-use intangible assets	30.9
Fair market value of debt adjustment	3.7

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Revenues from rental properties, net and Net income available to the Company’s common shareholders in the Company’s Consolidated Statements of Income includes revenues of $198.3 million and net income of $25.8 million (excluding $50.2 million of merger related charges), respectively, resulting from the Merger for the year ended December 31, 2021.

Pro forma Information (Unaudited)

The pro forma financial information set forth below is based upon the Company’s historical Consolidated Statements of Income for the years ended December 31, 2021 and 2020, adjusted to give effect as if the Merger occurred as of January 1, 2020. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures).

	Year Ended December 31,
	2021	2020
Revenues from rental properties, net	$2,341.4	$2,234.9
Net income (1)	$1,114.6	$1,193.1
Net income available to the Company’s common shareholders (1)	$1,084.1	$1,166.3

(1)

The pro forma earnings for the year ended December 31, 2021 were adjusted to exclude $50.2 million of merger costs while the pro forma earnings for the year ended December 31, 2020 were adjusted to include $50.2 million of merger costs incurred.

3.   Real Estate:

The Company’s components of Real estate, net consist of the following (in thousands):

	December 31,
	2021	2020
Land:
Developed land	$3,962,447	$2,758,936
Undeveloped land	16,328	22,952
Total land	3,978,775	2,781,888
Buildings and improvements:
Buildings	10,042,225	5,911,602
Building improvements	1,999,319	1,918,641
Tenant improvements	987,216	820,027
Fixtures and leasehold improvements	31,421	32,123
Above-market leases	166,840	125,858
In-place leases	840,803	473,016
Total buildings and improvements	14,067,824	9,281,267
Real estate	18,046,599	12,063,155
Accumulated depreciation and amortization (1)	(3,010,699)	(2,717,114)
Total real estate, net	$15,035,900	$9,346,041

(1)	At December 31, 2021 and 2020, the Company had accumulated amortization relating to in-place leases and above-market leases aggregating $569,648 and $499,022, respectively.

In addition, at December 31, 2021 and 2020, the Company had intangible liabilities relating to below-market leases from property acquisitions of $336.6 million and $231.3 million, respectively, net of accumulated amortization of $227.5 million and $219.6 million, respectively. These amounts are included in the caption Other liabilities on the Company’s Consolidated Balance Sheets.

The Company’s amortization associated with above-market and below-market leases for the years ended December 31, 2021, 2020 and 2019 resulted in net increases to revenue of $14.8 million, $22.5 million and $20.0 million, respectively. The Company’s amortization expense associated with in-place leases, which is included in depreciation and amortization, for the years ended December 31, 2021, 2020 and 2019 was $80.1 million, $26.3 million and $33.1 million, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The estimated net amortization income/(expense) associated with the Company’s above-market and below-market leases and in-place leases for the next five years are as follows (in millions):

	2022	2023	2024	2025	2026
Above-market and below-market leases amortization, net	$14.5	$14.5	$14.3	$13.9	$14.1
In-place leases amortization	$(138.6)	$(95.4)	$(66.3)	$(44.9)	$(31.0)

Real Estate Under Development

As of December 31, 2021 and 2020, the Company has a land parcel located in Dania Beach, FL which is held for future development included in Real estate under development on the Company’s Consolidated Balance Sheets.

4.   Property Acquisitions:

Acquisition/Consolidation of Operating Properties

During the year ended December 31, 2021, in addition to the properties acquired in the Merger (see Footnote 2 of the Notes to Consolidated Financial Statements), the Company acquired the following operating properties, through direct asset purchases or consolidation due to change in control resulting from the purchase of additional interests or obtaining control through the modification of a joint venture investment (in thousands):

			Purchase Price
Property Name	Location	Month Acquired/ Consolidated	Cash	Debt	Other	Total	GLA*
Distribution Center #1 (1)	Lancaster, CA	Jan-21	$58,723	$-	$11,277	$70,000	927
Distribution Center #2 (1)	Woodland, CA	Jan-21	27,589	-	6,411	34,000	508
Jamestown Portfolio (6 properties) (2)	Various	Oct-21	172,899	170,000	87,094	429,993	1,226
KimPru Portfolio (2 properties) (2)	Various	Oct-21	61,705	64,169	15,212	141,086	478
Columbia Crossing Parcel	Columbia, MD	Oct-21	12,600	-	-	12,600	45
Centro Arlington (2)	Arlington, VA	Nov-21	24,178	-	184,850	209,028	72
			$357,694	$234,169	$304,844	$896,707	3,256

* Gross leasable area ("GLA")

(1)

Other consists of the fair value of the assets acquired which exceeded the purchase price upon closing. The transaction was a sale-leaseback with the seller which resulted in the recognition of a prepayment of rent of $17.7 million in accordance with ASC 842, Leases at closing. The prepayment of rent was amortized over the initial term of the lease through Revenues from rental properties, net on the Company's Consolidated Statements of Operations. See Footnote 16 of the Company’s Consolidated Financial Statements for additional discussion regarding fair value allocation of partnership interest for noncontrolling interests.

(2)

Other includes the Company’s previously held equity investments and net gains on change in control. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized net gains on change in control of interests of $5.0 million, in aggregate, resulting from the fair value adjustments associated with the Company’s previously held equity interests, which are included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income. The Company previously held an ownership interest of 30.0% in Jamestown Portfolio, 15.0% in KimPru Portfolio and 90.0% in Centro Arlington.

During the year ended December 31, 2020, the Company acquired the following operating property, through a direct asset purchase (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	GLA
North Valley Parcel	Peoria, AZ	Feb-20	$7,073	9

Included in the Company’s Consolidated Statements of Income are $10.3 million and $0.4 million in total revenues from the date of acquisition through December 31, 2021 and 2020, respectively, for operating properties acquired during each of the respective years.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Purchase Price Allocations

The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocations for properties acquired/consolidated during the years ended December 31, 2021 and 2020, are as follows (in thousands):

	Allocation as of December 31, 2021	Weighted- Average Useful Life (in Years)	Allocation as of December 31, 2020	Weighted- Average Useful Life (in Years)
Land	$154,320	n/a	$935	n/a
Buildings	679,646	50.0	4,610	50.0
Building improvements	18,476	45.0	221	45.0
Tenant improvements	16,391	8.5	382	19.4
In-place leases	48,648	9.1	925	19.4
Above-market leases	6,581	6.5	-	-
Below-market leases	(39,712)	38.9	-	-
Other assets	21,331	n/a	-	n/a
Other liabilities	(8,974)	n/a	-	n/a
Net assets acquired/consolidated	$896,707		$7,073

5. Dispositions of Real Estate:

The table below summarizes the Company’s disposition activity relating to operating properties and parcels, in separate transactions (dollars in millions):

	Year Ended December 31,
	2021 (1)	2020	2019 (2)
Aggregate sales price/gross fair value	$612.4	$31.8	$344.7
Gain on sale of properties (3)	$30.8	$6.5	$79.2
Number of operating properties sold/deconsolidated	13	3	20
Number of parcels sold	10	4	9

(1)

During 2021, the Company purchased its partner’s 70.0% remaining interest in Jamestown Portfolio, which is comprised of six property interests. The Company then entered into a joint venture with Blackstone Real Estate Income Trust, Inc. (“BREIT”) in which it contributed these six properties for a gross sales price of $425.8 million, including $170.0 million of non-recourse mortgage debt. As a result, the Company no longer consolidates these six property interests and recognized a loss on change in control of interests of $0.4 million. The Company has a 50.0% investment in this joint venture ($130.1 million as of the date of deconsolidation), included in Investments in and advances to real estate joint ventures on the Company’s Consolidated Balance Sheets.

(2)	Includes the sale of a land parcel at a development project located in Dania Beach, FL for a sales price of $32.5 million, which resulted in a gain of $4.3 million.
(3)	Before noncontrolling interests of $3.0 million and taxes of $2.2 million, after utilization of net operating loss carryforwards, for the year ended December 31, 2021.

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

The Company has a capital recycling program which provides for the disposition of certain properties, typically of lesser quality assets in less desirable locations. The Company adjusted the anticipated hold period for these properties and as a result the Company recognized impairment charges on certain operating properties (see Footnote 17 of the Notes to Consolidated Financial Statements for fair value disclosure).

The Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions and/or the property hold period resulted in the Company recognizing impairment charges for the years ended December 31, 2021, 2020 and 2019 as follows (in millions):

	2021	2020	2019
Properties marketed for sale (1)	$2.7	$5.5	$12.5
Properties disposed/deeded in lieu/foreclosed (2)	-	1.1	36.2
Other impairments (3)	0.9	-	-
Total net impairment charges	$3.6	$6.6	$48.7

(1)

Amounts relate to adjustments to property carrying values for properties which the Company has marketed for sale as part of its capital recycling program and as such has adjusted the anticipated hold periods for such properties.

(2)	Amounts relate to dispositions/deeds in lieu/foreclosures during the respective years shown.
(3)	Amounts relate to a cost method investment during the respective years shown.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company also recognized its share of impairment charges related to certain properties within various unconsolidated joint ventures in which the Company holds noncontrolling interests.  The Company’s share of these impairment charges were $2.9 million, $0.8 million and $5.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income.  (see Footnote 7 of the Notes to Consolidated Financial Statements).

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

7.   Investment in and Advances to Real Estate Joint Ventures:

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at December 31, 2021 and 2020 (in millions, except number of properties):

		The Company's Investment
	Ownership	December 31,
Joint Venture	Interest	2021	2020
Prudential Investment Program	15.0%	$163.0	$175.1
Kimco Income Opportunity Portfolio (“KIR”)	48.6%	186.0	177.4
Canada Pension Plan Investment Board (“CPP”)	55.0%	165.1	159.7
Other Institutional Joint Ventures (1) (2)	Various	281.8	-
Other Joint Venture Programs (1)	Various	211.0	78.5
Total*		$1,006.9	$590.7

* Representing 120 property interests and 24.7 million square feet of GLA, as of December 31, 2021, and 97 property interests and 21.2 million square feet of GLA, as of December 31, 2020.

(1)

In connection with the Merger, the Company acquired ownership in 9 unconsolidated joint ventures, which have a fair market value of $586.2 million at the time of Merger. These joint ventures represented 30 property interests and 4.4 million square feet of GLA.

(2)

During 2021, the Company entered into a new joint venture with BREIT in which it contributed six properties for a gross sales price of $425.8 million. See Footnote 5 of the Notes to Consolidated Financial Statements for the operating properties disposed by the Company.

The table below presents the Company’s share of net income for these investments which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2021	2020	2019
Prudential Investment Program (1)	$17.5	$9.0	$10.4
KIR	36.9	30.5	50.3
CPP	9.2	5.6	5.8
Other Institutional Joint Ventures	1.7	-	-
Other Joint Venture Programs	19.5	2.3	5.7
Total	$84.8	$47.4	$72.2

(1)	During the year ended December 31, 2019, the Prudential Investment Program recognized an impairment charge on a property of $29.9 million, of which the Company’s share was $3.7 million.

During 2021, certain of the Company’s real estate joint ventures disposed of four properties and one parcel, in separate transactions, for an aggregate sales price of $88.9 million. These transactions resulted in an aggregate net gain to the Company of $9.9 million for the year ended December 31, 2021.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In addition, during 2021, the Company acquired a controlling interest in nine operating properties from certain joint ventures, in separate transactions, with an aggregate gross fair value of $780.1 million. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized net gains on change in control of interests of $5.0 million, in aggregate, resulting from the fair value adjustments associated with the Company’s previously held equity interests. See Footnote 4 of the Notes to Consolidated Financial Statements for the operating properties acquired by the Company.

During 2019, certain of the Company’s real estate joint ventures disposed of nine operating properties, in separate transactions, for an aggregate sales price of $247.4 million. These transactions resulted in an aggregate net gain to the Company of $14.4 million, for the year ended December 31, 2019.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2021 and 2020 (dollars in millions):

	December 31, 2021			December 31, 2020
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$426.9	2.02%	45.6	$495.8	2.05%	37.2
KIR	492.6	2.55%	27.9	536.9	3.87%	25.3
CPP	84.2	1.85%	55.0	84.9	3.25%	30.0
Other Institutional Joint Ventures (1)	232.9	1.65%	59.7	-	-	-
Other Joint Venture Programs (1)	402.1	3.58%	83.0	423.4	3.41%	86.7
Total	$1,638.7			$1,541.0

* Average remaining term includes extensions

(1)

As of the date of the Merger, the Company acquired ownership in 9 unconsolidated joint ventures, which had an aggregate $191.5 million of secured debt (including a fair market value adjustment of $0.8 million).

KIR –

The Company holds a 48.6% noncontrolling limited partnership interest in KIR and has a master management agreement whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. The Company’s equity in income from KIR for the year ended December 31, 2019, exceeded 10% of the Company’s income from continuing operations before income taxes; as such, the Company is providing summarized financial information for KIR as follows (in millions):

	December 31,
	2021	2020
Assets:
Real estate, net	$769.4	$787.1
Other assets, net	68.2	75.3
Total Assets	$837.6	$862.4
Liabilities and Members’ Capital:
Notes payable, net	$258.8	$91.5
Mortgages payable, net	233.7	445.4
Other liabilities	16.2	17.4
Members’ capital	328.9	308.1
Total Liabilities and Members’ Capital	$837.6	$862.4

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2021	2020	2019
Revenues, net	$186.6	$173.9	$193.6
Operating expenses	(51.3)	(49.5)	(51.0)
Depreciation and amortization	(40.3)	(36.9)	(38.0)
Gain on sale of properties	-	-	32.2
Interest expense	(18.1)	(23.8)	(28.2)
Other expense, net	(2.1)	(1.6)	(1.1)
Net income	$74.8	$62.1	$107.5

Summarized financial information for the Company’s investment in and advances to all other real estate joint ventures is as follows (in millions):

	December 31,
	2021	2020
Assets:
Real estate, net	$3,619.4	$2,549.2
Other assets, net	193.8	179.0
Total Assets	$3,813.2	$2,728.2

Liabilities and Members’ Capital:
Notes payable, net	$199.0	$199.8
Mortgages payable, net	947.2	804.3
Other liabilities	73.8	53.6
Noncontrolling interests	32.6	18.3
Members’ capital	2,560.6	1,652.2
Total Liabilities and Members’ Capital	$3,813.2	$2,728.2

	Year Ended December 31,
	2021	2020	2019
Revenues, net	$340.3	$282.4	$317.6
Operating expenses	(111.7)	(101.9)	(99.4)
Impairment charges	(23.5)	(4.4)	(39.5)
Depreciation and amortization	(97.2)	(75.0)	(76.9)
Gain on sale of properties	61.5	0.2	15.0
Interest expense	(27.6)	(31.2)	(47.1)
Other expense, net	(0.9)	(10.8)	(14.2)
Net income	$140.9	$59.3	$55.5

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include investments in certain real estate joint ventures totaling $4.8 million and $3.7 million at December 31, 2021 and 2020, respectively. The Company has varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. Generally, such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE. As of December 31, 2021 and 2020, the Company’s carrying value in these investments was $1.0 billion and $590.7 million, respectively.

The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and assess its joint venture portfolio for any impairment indicators.

8.   Other Investments:

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of December 31, 2021, the Company’s net investment under the Preferred Equity program was $98.7 million relating to 39 properties, including 28 net leased properties which are accounted for as direct financing leases. For the year ended December 31, 2021, the Company earned $21.4 million from its preferred equity investments, including net profit participation of $8.6 million. As of December 31, 2020, the Company’s net investment under the Preferred Equity program was $98.2 million relating to 113 properties, including 103 net leased properties which are accounted for as direct financing leases. For the year ended December 31, 2020, the Company earned $28.4 million from its preferred equity investments, including net profit participation of $13.7 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2021, the Company invested $60.7 million in four new investments, including a preferred equity investment of $54.9 million in a property located in San Antonio, TX.

During 2020, the Company entered into a preferred equity investment of $10.0 million through a partnership, which provided a mezzanine financing loan that is encumbered by a property located in Queens, NY.

As of December 31, 2021, these preferred equity investment properties had non-recourse mortgage loans aggregating $237.4 million (excluding fair market value of debt adjustments aggregating $3.3 million). These loans have scheduled maturities ranging from two months to 2.5 years and bear interest at rates ranging from 4.19% to 8.88%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2021	2020
Assets:
Real estate, net	$317.3	$95.7
Other assets	131.1	216.5
Total Assets	$448.4	$312.2
Liabilities and Partners’/Members’ Capital:
Mortgages payable, net	$240.7	$146.7
Other liabilities	15.9	4.5
Partners’/Members’ capital	191.8	161.0
Total Liabilities and Partners’/Members’ Capital	$448.4	$312.2

	Year Ended December 31,
	2021	2020	2019
Revenues	$54.0	$44.6	$66.6
Operating expenses	(21.7)	(11.1)	(16.0)
Depreciation and amortization	(2.9)	(2.9)	(3.2)
Gain on sale of properties	-	0.2	13.6
Interest expense	(9.1)	(7.0)	(11.9)
Other expense, net	0.5	(4.0)	(7.9)
Net income	$19.8	$19.8	$41.2

9.  Marketable Securities:

The amortized cost and unrealized gains, net of marketable securities as of December 31, 2021 and 2020, are as follows (in thousands):

	As of December 31, 2021	As of December 31, 2020
Marketable securities:
Amortized cost	$114,159	$114,531
Unrealized gains, net	1,097,580	592,423
Total fair value	$1,211,739	$706,954

During the years ended December 31, 2021 and 2020, the net unrealized gains on marketable securities were $505.2 million and $594.8 million, respectively. These net unrealized gains are included in Gain on marketable securities, net on the Company’s Consolidated Statements of Income. See Footnote 17 to the Notes to the Company’s Consolidated Financial Statements for fair value disclosure.

In addition, during the years ended December 31, 2021 and 2020, the Company recognized dividend income of $17.0 million and $4.1 million, respectively, which is included in Other income, net on the Company’s Consolidated Statements of Income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Albertsons Companies, Inc. (“ACI”) –

The Company owned 9.29% of the common stock of ACI, one of the largest food and drug retailers in the United States, and accounted for its $140.2 million investment on the cost method. During June 2020, ACI issued $1.75 billion of convertible preferred stock and used the net proceeds of $1.68 billion to repurchase approximately 17.5% of ACI’s common stock owned by its current shareholders. As a result of this transaction, the Company received net proceeds of $156.1 million, recognized a gain of $131.6 million, which is included in Gain on sale of cost method investment on the Company’s Consolidated Statements of Income, and held a 7.5% ownership interest in ACI.

On June 25, 2020, ACI announced its initial public offering (“IPO”) of 50.0 million shares of its common stock had been priced at $16.00 per share. In connection with this transaction, the Company received net proceeds of $71.4 million, net of fees, from the sale of 4.7 million common shares in ACI and recognized a gain of $59.2 million, which is included in Gain on sale of cost method investment on the Company’s Consolidated Statements of Income. The shares began trading on the New York Stock Exchange under the symbol "ACI" on June 26, 2020. As of December 31, 2021, the Company had 39.8 million common shares in ACI (subject to certain contractual lock-up provisions) which are accounted for as available-for-sale marketable securities and are included in Marketable securities on the Company’s Consolidated Balance Sheets. As of December 31, 2021 and 2020, the Company’s investment in ACI was $1.2 billion and $700.4 million, respectively, including mark-to-market gains of $1.1 billion and $596.8 million, respectively.

10. Accounts and Notes Receivable

The components of Accounts and notes receivable, net of potentially uncollectible amounts as of December 31, 2021 and 2020, are as follows (in thousands):

	As of December 31, 2021	As of December 31, 2020
Billed tenant receivables	$20,970	$25,428
Unbilled common area maintenance, insurance and tax	55,283	35,982
Deferred rent receivables	5,029	17,328
Other receivables	15,725	4,880
Straight-line rent receivables	157,670	135,630
Total accounts and notes receivable, net	$254,677	$219,248

11. Variable Interest Entities (“VIE”):

Included within the Company’s operating properties at December 31, 2021 and 2020, are 34 and 22 consolidated entities, respectively, that are VIEs for which the Company is the primary beneficiary. In August 2021, the Company acquired 11 of these VIEs in conjunction with the Merger. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At December 31, 2021, total assets of these VIEs were $1.6 billion and total liabilities were $153.9 million. At December 31, 2020, total assets of these VIEs were $1.0 billion and total liabilities were $62.1 million.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

All liabilities of these VIEs are non-recourse to the Company (“VIE Liabilities”). The assets of the unencumbered VIEs are not restricted for use to settle only the obligations of these VIEs. The remaining VIE assets are encumbered by third-party non-recourse mortgage debt. The assets associated with these encumbered VIEs (“Restricted Assets”) are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The classification of the Restricted Assets and VIE Liabilities on the Company’s Consolidated Balance Sheets are as follows (dollars in millions):

	December 31, 2021	December 31, 2020

Number of unencumbered VIEs	30	19
Number of encumbered VIEs	4	3
Total number of consolidated VIEs	34	22

Restricted Assets:
Real estate, net	$222.9	$97.7
Cash and cash equivalents	2.0	1.8
Accounts and notes receivable, net	2.0	1.9
Other assets	1.0	1.1
Total Restricted Assets	$227.9	$102.5

VIE Liabilities:
Mortgages payable, net	$78.9	$36.5
Accounts payable and accrued expenses	11.8	5.2
Operating lease liabilities	6.7	5.5
Other liabilities	56.5	14.9
Total VIE Liabilities	$153.9	$62.1

12.  Leases

Lessor Leases

The Company’s primary source of revenues is derived from lease agreements, which includes rental income and expense reimbursement. The Company’s lease income is comprised of minimum base rent, expense reimbursements, percentage rent, lease termination fee income, ancillary income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments.

The disaggregation of the Company’s lease income, which is included in Revenue from rental properties, net on the Company’s Consolidated Statements of Operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the years ended December 31, 2021 and 2020, is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Lease income:
Fixed lease income (1)	$1,045,888	$871,151	$880,694
Variable lease income (2)	264,040	232,272	246,226
Above-market and below-market leases amortization, net	14,843	22,515	20,010
Adjustments for potentially uncollectible revenues and disputed amounts (3)	24,931	(81,050)	(4,596)
Total lease income	$1,349,702	$1,044,888	$1,142,334

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)	The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts primarily due to the COVID-19 pandemic.

Base rental revenues from rental properties are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis for the years ended December 31, 2021, 2020 and 2019 was $20.8 million, ($6.9) million and $17.2 million, respectively.

The Company is primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2120. The Company, in turn, leases premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from five to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels and percentage rents comprised 98% of total revenues from rental properties for each of the three years ended December 31, 2021, 2020 and 2019.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The minimum revenues expected to be received by the Company from rental properties under the terms of all non-cancelable tenant leases for future years, assuming no new or renegotiated leases are executed for such premises, are as follows (in millions):

	2022	2023	2024	2025	2026	Thereafter
Minimum revenues	$1,186.1	$1,066.7	$922.6	$780.2	$636.4	$2,779.2

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from one to 64 years, some of which include options to extend the terms for up to an additional 75 years.

In connection with the Merger, the Company obtained $32.6 million of operating right-of-use assets in exchange for new operating lease liabilities related to six properties under operating lease agreements for ground leases. In addition, the Company acquired two properties under finance leasing arrangements that consists of variable lease payments with a bargain purchase option. As a result, the Company obtained finance right-of-use assets of $23.0 million (which are included in Other assets on the Company’s Consolidated Balance Sheets) in exchange for new finance lease liabilities (which are included in Other liabilities on the Company’s Consolidated Balance Sheets).

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating and finance leases as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	25.6	2.0
Weighted-average discount rate	6.62%	4.44%

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Lease cost:
Finance lease cost	$569	$-	$-
Operating lease cost	11,637	10,371	12,630
Variable lease cost	3,972	2,852	2,038
Total lease cost	$16,178	$13,223	$14,668

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating and financing lease liabilities (in thousands):

Year Ending December 31,
	Operating Leases	Financing Leases (1)
2022	$12,688	$1,709
2023	12,716	22,987
2024	11,894	-
2025	11,395	-
2026	10,742	-
Thereafter	215,413	-
Total minimum lease payments	$274,848	$24,696

Less imputed interest	(151,069)	(1,956)
Total lease liabilities (2)	$123,779	$22,740

(1)	Includes bargain purchase options exercisable in 2023 related to two properties.
(2)	Operating lease liabilities are included in Operating lease liabilities and financing lease liabilities are included in Other liabilities on the Company’s Consolidated Balance Sheets.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

13.  Other Assets:

Assets Held-For-Sale

At December 31, 2021, the Company had a property and land parcel classified as held-for-sale at a net carrying amount of $13.7 million.

Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2021, see Financial Statement Schedule IV included in this annual report on Form 10-K.

The following table reconciles mortgage loans and other financing receivables from January 1, 2019 to December 31, 2021 (in thousands):

	2021	2020	2019
Balance at January 1,	$32,246	$7,829	$14,448
Additions:
New mortgage and other loans (1)	55,307	25,500	3,750
Additions under existing mortgage loans	-	-	48
Amortization of loan discounts	-	-	33
Deductions:
Loan repayments	(13,646)	(25)	(10,136)
Collections of principal	(130)	(152)	(313)
Allowance for credit losses	(370)	(906)	-
Other adjustments	(305)	-	(1)
Balance at December 31,	$73,102	$32,246	$7,829

(1)	During 2021, the Company acquired $13.4 million of mortgage loan receivables in connection with the Merger.

The Company reviews payment status to identify performing versus non-performing loans. As of December 31, 2021, the Company had a total of 11 loans, of which 10 were performing loans and one is non-performing.

14.  Notes Payable:

As of December 31, 2021 and 2020 the Company’s Notes payable, net consisted of the following (dollars in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,		Maturity Date at December 31,
	2021	2020	2021	2020	2021
Senior unsecured notes	$7,002.1	$5,100.0	1.90% - 6.88%	1.90% - 4.45%	Oct-2022– Oct 2049
Credit facility (1)	-	-	0.87%	0.91%	Mar-2024
Fair value debt adjustments, net	81.0	-	n/a	n/a	n/a
Deferred financing costs, net (2)	(56.0)	(55.8)	n/a	n/a	n/a
	$7,027.1	$5,044.2	3.35%*	3.33%*

* Weighted-average interest rate

(1)	Accrues interest at a rate of LIBOR plus 0.765%.
(2)

As of December 31, 2021 and 2020, the Company had $4.0 million and $5.6 million of deferred financing costs, net related to the Credit Facility that are included in Other assets on the Company’s Consolidated Balance Sheets, respectively.

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

During the years ended December 31, 2021 and 2020, the Company issued the following senior unsecured notes (dollars in millions):

Date Issued	Maturity Date	Amount Issued	Interest Rate
Sept-2021	Dec-2031	$500.0	2.25%
Aug-2020	Mar-2028	$400.0	1.90%
Jul-2020 (1)	Oct-2030	$500.0	2.70%

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

On February 15, 2022, the Company announced the redemption of its $500.0 million 3.40% senior unsecured notes outstanding, which were scheduled to mature in November 2022. The Company plans to redeem these notes on March 2, 2022 and as a result, the Company will incur a prepayment charge of approximately $6.5 million.

In addition, in February 2022, the Company issued $600.0 million in senior unsecured notes, which are scheduled to mature in April 2032 and accrue interest at a rate of 3.20% per annum.

The scheduled maturities of all notes payable excluding unamortized fair value debt adjustments of $81.0 million and unamortized debt issuance costs of $56.0 million, as of December 31, 2021, were as follows (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Principal payments	$799.4	$649.7	$646.2	$740.5	$773.0	$3,393.3	$7,002.1

The Company’s supplemental indentures governing its Senior Unsecured Notes contain covenants whereby the Company is subject to maintaining (a) certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, (b) certain debt service ratios and (c) certain asset to debt ratios. In addition, the Company is restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined therein, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations. The Company was in compliance with all of the covenants as of December 31, 2021.

Interest on the Company’s fixed-rate Senior Unsecured Notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

Term Loan

On April 1, 2020, the Company entered into an unsecured term loan (the “Term Loan”) with total outstanding borrowings of $590.0 million pursuant to a credit agreement with a group of banks. The Term Loan was scheduled to mature in April 2021, with a one-year extension option to extend the maturity date, at the Company’s discretion, to April 2022. The Term Loan accrued interest at a rate of LIBOR plus 140 basis points or, at the Company’s option, a spread of 40 basis points to the base rate defined in the Term Loan, that in each case fluctuated in accordance with changes in the Company’s senior debt ratings. The Term Loan could be increased by an additional $750.0 million through an accordion feature. Pursuant to the terms of the Term Loan, the Company was subject to covenants that were substantially the same as those in the Credit Facility. During July 2020, the Term Loan was fully repaid and the facility was terminated.

Credit Facility

In February 2020, the Company obtained a $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which replaced the Company’s existing $2.25 billion unsecured revolving credit facility. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (0.87% as of December 31, 2021), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of December 31, 2021, the Credit Facility had no outstanding balance, $1.9 million appropriated for letters of credit and the Company was in compliance with its covenants.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

15.  Mortgages Payable:

Mortgages, collateralized by certain shopping center properties (see Financial Statement Schedule III included in this annual report on Form 10-K), are generally due in monthly installments of principal and/or interest.

As of December 31, 2021 and 2020, the Company’s Mortgages payable, net consisted of the following (in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,		Maturity Date at December 31,
	2021	2020	2021	2020	2021
Mortgages payable	$439.2	$308.4	3.23% - 7.23%	3.23% - 7.23%	Apr-2022 – Jul-2029
Fair value debt adjustments, net	10.8	3.5	n/a	n/a	n/a
Deferred financing costs, net	(1.3)	(0.6)	n/a	n/a	n/a
	$448.7	$311.3	4.12%*	4.73%*

* Weighted-average interest rate

During 2021, the Company (i) assumed $234.1 million of individual non-recourse mortgage debt through the consolidation of nine operating properties, (ii) repaid $230.5 million of mortgage debt (including fair market value adjustment of $1.2 million) that encumbered 28 operating properties and (iii) deconsolidated $170.0 million of individual non-recourse mortgage debt relating to six operating properties for which the Company no longer holds a controlling interest.

In addition, in connection with the Merger, the Company assumed mortgage debt of $317.7 million (including fair market value adjustment of $11.0 million) that encumber 16 operating properties, which have scheduled maturity dates ranging from April 2022 to August 2038 and accrue interest at rates ranging from 3.50% to 6.95% per annum.

During 2020, the Company repaid $92.0 million of mortgage debt (including fair market value adjustment of $0.4 million) that encumbered four operating properties.

The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of $10.8 million and unamortized debt issuance costs of $1.3 million, as of December 31, 2021, were as follows (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Principal payments	$124.5	$63.6	$8.1	$54.3	$5.4	$183.3	$439.2

16.  Noncontrolling Interests and Redeemable Noncontrolling Interests:

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

Noncontrolling interests

The Company owns seven shopping center properties located throughout Puerto Rico. These properties were acquired partially through the issuance of $158.6 million of non-convertible units and $45.8 million of convertible units. Noncontrolling interests related to these acquisitions totaled $233.0 million of units, including premiums of $13.5 million and a fair market value adjustment of $15.1 million (collectively, the "Units"). Since the acquisition date the Company has redeemed a substantial portion of these units. As of December 31, 2021 and 2020, noncontrolling interests relating to the remaining units were $5.2 million. The Units related annual cash distribution rates and related conversion features consisted of the following as of December 31, 2021:

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company owns a shopping center located in Bay Shore, NY, which was acquired in 2006 with the issuance of 647,758 redeemable Class B Units at a par value of $37.24 per unit. The units accrue a return equal to the Company’s common stock dividend and are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock at a ratio of 1:1. These units are callable by the Company any time after April 3, 2026, and are included in Noncontrolling interests on the Company’s Consolidated Balance Sheets. During 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed and at the Company’s option settled in cash. In addition, during 2019 and 2018, 188,951 and 25,970 units, or $8.0 million and $1.1 million book value, respectively, of the Class B Units were redeemed and at the Company’s option settled in cash for $4.0 million and $0.5 million, respectively. The redemption value of these units is calculated using the 30-day weighted average closing price of the Company’s common stock prior to redemption. As of December 31, 2021 and 2020, noncontrolling interest relating to the remaining Class B Units was $16.1 million.

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

In connection with the Merger, the Company acquired two consolidated joint ventures structured as DownREIT partnerships. As of the date of the Merger, the Raleigh Limited Partnership had 1,813,615 units and the Madison Village Limited Partnership had 174,411 units, together which had an aggregate fair value of $41.7 million. These ventures allow the outside limited partners to redeem their interest in the partnership (at the Company’s option) in cash or for the Company’s common stock at a ratio of 1:1. The unit holders are entitled to a distribution equal to the dividend rate of the Company’s common stock. During 2021, 73,466 units were redeemed for 73,466 common shares of the Company’s common stock with a redemption value of $1.7 million. This transaction resulted in a net decrease in Noncontrolling interests of $1.5 million and a corresponding decrease in Common stock and Paid-in capital totaling $1.5 million, on the Company’s Consolidated Balance Sheets. As of December 31, 2021, the aggregate redemption value of these noncontrolling interests was approximately $40.1 million.

In addition, the Company acquired ownership interests in eight consolidated joint ventures in connection with the Merger, which had noncontrolling interests of $132.3 million as of the date of the Merger.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Balance at January 1,	$15,784	$17,943
Fair value allocation to partnership interest (1)	2,068	-
Income	751	1,022
Distributions (1)	(2,819)	(1,021)
Adjustment to estimated redemption value (2)	(2,304)	(2,160)
Balance at December 31,	$13,480	$15,784

(1)

During January 2021, KIM RDC, LLC (“KIM RDC”), a wholly owned subsidiary of the Company, and KP Lancewood LLC (“KPR Member”) entered into a joint venture agreement wherein KIM RDC has a 100% controlling interest and KPR Member is entitled to a profit participation. The joint venture acquired two operating properties for a gross fair value of $104.0 million (see Footnote 4 of the Company’s Consolidated Financial Statements). During June 2021, the two joint venture properties were sold for a combined sales price of $108.0 million of which the KPR Member received a distribution of $2.1 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(2)

The Company recorded an adjustment to the estimated redemption fair market value of a noncontrolling interest in accordance with the provisions of the respective joint venture agreement and ASC 480, Accounting for Redeemable Equity Instruments. The Company assesses the fair market value of this noncontrolling interest on a recurring basis and determined that its valuation was classified within Level 3 of the fair value hierarchy. The estimated fair market value of this noncontrolling interest was based upon a discounted cash flow model, for which a capitalization rate of 5.50% and discount rate of 6.50% were utilized in the model based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,
	2021		2020
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes payable, net (1)	$7,027,050	$7,330,723	$5,044,208	$5,486,953
Mortgages payable, net (2)	$448,652	$449,758	$311,272	$312,933

(1)

The Company determined that the valuation of its Senior Unsecured Notes were classified within Level 2 of the fair value hierarchy and its Credit Facility was classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2 as of December 31, 2021 and 2020, were $7.3 billion and $5.5 billion, respectively.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level of the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The tables below present the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, aggregated by the level of the fair value hierarchy within which those measurements fall (in thousands):

	Balance at December 31, 2021	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$1,211,739	$1,211,739	$-	$-

	Balance at December 31, 2020	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$706,954	$706,954	$-	$-

Assets measured at fair value on a non-recurring basis at December 31, 2021 and 2020 are as follows (in thousands):

	Balance at December 31, 2021	Level 1	Level 2	Level 3

Other investments	$9,834	$-	$-	$9,834

	Balance at December 31, 2020	Level 1	Level 2	Level 3

Real estate	$24,899	$-	$-	$24,899
Other investments	$5,464	$-	$-	$5,464

The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers, which were less than the carrying value of the assets. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investment was classified within Level 3 of the fair value hierarchy.

18.  Preferred Stock, Common Stock and Convertible Unit Transactions:

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share data and par values):

As of December 31, 2021 and 2020
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

Common Stock

During August 2021, the Company established an at-the-market continuous offering program (the “ATM program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. During 2021, the Company issued 3.5 million shares and received net proceeds after commissions of $76.9 million. As of December 31, 2021, the Company had $422.4 million available under this ATM program.

In connection with the Merger, each Weingarten common share, issued and outstanding immediately prior to the effective time of the Merger, was converted into 1.408 shares of newly issued shares of Kimco common stock, resulting in approximately 179.9 million common shares being issued in connection with the Merger.

The Company has a share repurchase program, which is scheduled to expire February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the years ended December 31, 2021 and 2020. As of December 31, 2021, the Company had $224.9 million available under this share repurchase program.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common stock relating to the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During 2021, 2020 and 2019, the Company repurchased 1,084,953, 294,346 and 223,609 shares, respectively, relating to shares of common stock surrendered to the Company to satisfy statutory minimum tax withholding obligations relating to the vesting of restricted stock awards under the Company’s equity-based compensation plans.

Convertible Units

The Company has various types of convertible units that were issued in connection with the purchase of operating properties (see Footnote 16 of the Notes to Consolidated Financial Statements). The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2021, is $60.9 million. The Company has the option to settle such redemption in cash or shares of the Company’s common stock. If the Company exercised its right to settle in common stock, the unit holders would receive 2.6 million shares of common stock.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Year Ended December 31,
	2021	2020	2019
Common Stock	$0.68000	$0.54000	$1.12000
Class I Depositary Shares	$-	$-	$0.99583
Class J Depositary Shares	$-	$-	$1.37500
Class K Depositary Shares	$-	$-	$0.93359
Class L Depositary Shares	$1.28125	$1.28125	$1.28125
Class M Depositary Shares	$1.31250	$1.31250	$1.31250

19.  Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Acquisition of real estate interests through proceeds held in escrow	$-	$-	$36,076
Proceeds deposited in escrow through sale of real estate interests	$-	$-	$5,106
Disposition of real estate interests through the issuance of mortgage receivable	$-	$-	$3,750
Disposition of real estate interests by a deed in lieu/foreclosure of debt	$-	$-	$3,892
Forgiveness of debt due to a deed in lieu/foreclosure	$-	$-	$6,905
Capital expenditures accrual	$34,651	$37,411	$65,900
Surrender of common stock	$20,909	$5,395	$4,030
Declaration of dividends paid in succeeding period	$5,366	$5,366	$126,274
Decrease in redeemable noncontrolling interests’ carrying amount	$(2,304)	$(2,160)	$-
Lease liabilities arising from obtaining operating right-of-use assets	$553	$-	$-
Allocation of fair value to noncontrolling interests	$2,068	$-	$-
Purchase price fair value adjustment to prepaid rent	$15,620	$-	$-
Decrease in noncontrolling interests from redemption of units for common stock	$1,540	$-	$-
Weingarten Merger:
Real estate assets	$5,627,469	$-	$-
Investments in and advances to real estate joint ventures	$585,382	$-	$-
Notes payable	$(1,497,632)	$-	$-
Mortgages payable	$(317,671)	$-	$-
Below-market leases	$(119,373)	$-	$-
Noncontrolling interests	$(177,039)	$-	$-
Other assets and liabilities, net	$(154,775)	$-	$-
Lease liabilities arising from obtaining operating right-of-use assets	$32,569	$-	$-
Lease liabilities arising from obtaining financing right-of-use assets	$23,026	$-	$-
Common stock issued in exchange for Weingarten common shares	$(3,738,735)	$-	$-
Consolidation of Joint Ventures:
Increase in real estate and other assets, net	$506,266	$-	$7,884
Increase in mortgages payable, other liabilities and noncontrolling interests	$234,091	$-	$7,747
Deconsolidation of Joint Venture:
Decrease in real estate and other assets, net	$300,099	$-	$-
Decrease in mortgages payable and other liabilities	$170,000	$-	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Consolidated Balance Sheets to the Company’s Consolidated Statements of Cash Flows (in thousands):

	As of December 31, 2021	As of December 31, 2020
Cash and cash equivalents	$325,631	$292,953
Restricted cash	9,032	235
Total cash, cash equivalents and restricted cash	$334,663	$293,188

20.  Transactions with Related Parties:

The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. Substantially all of the Management and other fee income on the Company’s Consolidated Statements of Income constitute fees earned from affiliated entities. Reference is made to Footnote 7 of the Notes to Consolidated Financial Statements for additional information regarding transactions with related parties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Ripco

Ripco Real Estate Corp. (“Ripco”) business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohl’s and many others, providing real estate brokerage services and principal real estate investing. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Milton Cooper, Executive Chairman of the Board of Directors of the Company. During 2021, 2020 and 2019, the Company paid brokerage commissions of $0.4 million, $0.5 million and $0.4 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company.

Fifth Wall

During 2021, the Company entered into an investment commitment of up to $25.0 million with Fifth Wall’s Climate Technology Fund, of which $2.8 million has been funded as of December 31, 2021. During October 2021, Mary Hogan Preusse, a member of the Company’s Board of Directors, joined Fifth Wall as a Senior Advisor.

21.  Commitments and Contingencies:

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2021, these letters of credit aggregated $44.5 million.

Funding Commitments

The Company has two investments, including Fifth Wall discussed above, that have investment funding commitments totaling $27.0 million, of which $4.3 million has been funded as of December 31, 2021. The Company’s remaining commitment to fund related to these investments is $22.7 million in total as of December 31, 2021.

Other

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2021, there were $12.7 million in performance and surety bonds outstanding.

In connection with the Merger, the Company now provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $49.7 million outstanding at December 31, 2021. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of December 31, 2021.

22.  Incentive Plans:

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan (the “2010 Plan” and together with the 2020 Plan, the “Plan”) that expired in March 2020.  The 2020 Plan provides for a maximum of 10.0 million shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards.  At December 31, 2021, the Company had 8.5 million shares of common stock available for issuance under the 2020 Plan.

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

The Company recognized expense associated with its equity awards of $23.2 million, $23.7 million and $20.2 million, for the years ended December 31, 2021, 2020 and 2019, respectively.  As of December 31, 2021, the Company had $36.5 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

Stock Options

During 2021, 2020 and 2019, the Company did not grant any stock options. Information with respect to stock options outstanding under the 2010 Plan for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2019	1,641,366	$18.78	$0.4
Exercised	(268,856)	$14.43	$1.1
Forfeited	(74,574)	$20.24
Options outstanding, December 31, 2019	1,297,936	$19.60	$2.0
Exercised	(63,365)	$15.48	$0.2
Forfeited	(72,250)	$16.20
Options outstanding, December 31, 2020	1,162,321	$20.03	$-
Exercised	(315,750)	$19.19	$1.1
Forfeited	(357,816)	$19.01
Options outstanding, December 31, 2021	488,755	$21.48	$1.5
Options exercisable (fully vested) -
December 31, 2019	1,297,936	$19.60	$2.0
December 31, 2020	1,162,321	$20.03	$-
December 31, 2021	488,755	$21.48	$1.5

The exercise price per share for options outstanding as of December 31, 2021 ranges from $18.44 to $24.12. As of December 31, 2021, all of the Company’s outstanding options were vested. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2021 was 1.0 year. Cash received from options exercised under the 2010 Plan was $6.1 million, $1.0 million and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock

Information with respect to restricted stock under the Plan for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Restricted stock outstanding as of January 1,	2,394,825	2,367,843	2,104,914
Granted (1)	754,560	820,150	884,170
Vested	(759,665)	(784,120)	(603,148)
Forfeited	(42,112)	(9,048)	(18,093)
Restricted stock outstanding as of December 31,	2,347,608	2,394,825	2,367,843

(1)	The weighted-average grant date fair value for restricted stock issued during the years ended December 31, 2021, 2020 and 2019 were $17.81, $18.67 and $18.03, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Restricted shares have the same voting rights as the Company’s common stock and are entitled to a cash dividend per share equal to the Company’s common dividend which is taxable as ordinary income to the holder. For the years ended December 31, 2021, 2020 and 2019, the dividends paid on unvested restricted shares were $1.8 million, $2.2 million and $3.0 million, respectively.

Performance Shares

Information with respect to performance share awards under the 2010 Plan for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Performance share awards outstanding as of January 1,	913,800	704,530	433,230
Granted (1)	545,380	506,720	407,080
Vested (2)	(407,080)	(297,450)	(135,780)
Performance share awards outstanding as of December 31,	1,052,100	913,800	704,530

(1)	The weighted-average grant date fair value for performance shares issued during the years ended December 31, 2021, 2020 and 2019 were $22.96, $18.02 and $22.00, respectively.
(2)	For the years ended December 31, 2021, 2020 and 2019, the corresponding common stock equivalent of these vested awards were 814,160, 594,900 and 104,551 shares, respectively.

The more significant assumptions underlying the determination of fair values for these performance awards granted during 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Stock price	$17.87	$18.93	$17.81
Dividend yield (1)	0%	0%	0%
Risk-free rate	0.20%	1.42%	2.52%
Volatility (2)	48.41%	24.67%	24.55%
Term of the award (years)	2.86	2.88	2.88

(1)	Total Shareholder Returns, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)	Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

Other

The Company maintains a 401(k)-retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation, is fully vested and funded as of December 31, 2021. The Company’s contributions to the plan were $2.4 million, $2.3 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company recognized severance costs associated with employee retirements and terminations during the years ended December 31, 2021, 2020 and 2019, of $14.4 million (including $13.7 million of severance costs included in Merger charges on the Company's Consolidated Statements of Income), $8.7 million and $2.6 million, respectively.

23.  Defined Benefit Plan:

As part of the Merger, the Company assumed sponsorship of Weingarten’s noncontributory qualified cash balance retirement plan (“the Benefit Plan”). At the date of the Merger, the Benefit Plan was frozen and as a result no new benefits will be offered to employees who were not already part of the Benefit Plan on the Merger date. The Benefit Plan was terminated as of December 31, 2021. The Benefit Plan maintains a separate account for each participant. Annual additions to each participant’s account included an interest credit of 4.5% as the service credit was suspended upon the freeze. The participant data used in determining the liabilities and costs for the Benefit Plan was determined as of January 1, 2021.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table summarizes the measurement changes in the Benefit Plan’s projected benefit obligation, plan assets and funded status, as well as the components of net periodic benefit costs, including key assumptions, from the date of the Merger through December 31, 2021 (in thousands):

2021
Change in Projected Benefit Obligation:
Benefit obligation at date of the Merger	$73,081
Interest cost	762
Settlement payments	(29,107)
Actuarial gain	(6,831)
Benefit payments	(910)
Benefit obligation at December 31, 2021	$36,995
Change in Plan Assets:
Fair value of plan assets at date of the Merger	$74,025
Actual return on plan assets	642
Settlement payments	(30,104)
Benefit payments	(910)
Fair value of plan assets at December 31, 2021	$43,653
Funded status at December 31, 2021 (included in Other assets)	$6,658
Accumulated benefit obligation	$36,995
Net gain recognized in other comprehensive income	$2,216

The components of net periodic benefit income, included in Other income, net in the Company’s Consolidated Statements of Income for the year ended December 31, 2021 are as follows (in thousands):

2021
Interest cost	$(750)
Expected return on plan assets	2,125
Settlement gain	2,216
Total net periodic benefit income	$3,591

The weighted-average assumptions used to determine the benefit obligation as of December 31, 2021 are as follows:

Discount rate	2.43%
Salary scale increases	N/A
Interest credit rate for cash balance plan	4.50%

The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The long-term rate of return is a composite rate for the Benefit Plan. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. The Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the Benefit Plan portfolio. This analysis resulted in the selection of 7.00% as the long-term rate of return assumption for the year ended December 31, 2021.

No contributions are anticipated to be made to the Benefit Plan during 2022. The expected benefit payments for the next 10 years for the Benefit Plan is as follows (in millions):

	2022	2023	2024	2025	2026	2027 - 2031
Benefit payments	$19.5	$2.3	$2.3	$2.3	$2.2	$10.4

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The fair value of plan assets was determined based on publicly quoted market prices for identical assets as of the December 31, 2021, which are all classified as Level 1 observable inputs. The fair value and allocation of the plan assets were as follows (in thousands):

	Fair Value	Asset Allocation
Cash and short-term investments	$26,246	60.1%
Large company funds	7,130	16.3%
Mid company funds	662	1.5%
Small company funds	1,958	4.5%
International funds	1,972	4.5%
Fixed income funds	4,260	9.8%
Growth funds	1,425	3.3%
Total	$43,653	100.0%

Concentrations of risk within the equity portfolio are investments classified within the following sectors: technology, healthcare, consumer cyclical goods, financial services, and communication services, which represent approximately 24%, 15%, 14%, 14% and 11% of total equity investments, respectively.

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

Reconciliation between GAAP Net Income and Federal Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
	(Estimated)	(Actual)	(Actual)
GAAP net income attributable to the Company	$844,059	$1,000,833	$410,605
GAAP net (income)/loss attributable to TRSs	(24,502)	(956)	1,119
GAAP net income from REIT operations (1)	819,557	999,877	411,724
Net book depreciation in excess of tax depreciation	70,792	(55,072)	55,903
Deferred/prepaid/above-market and below-market rents, net	(33,580)	(16,632)	(33,287)
Fair market value debt amortization	(18,079)	(3,847)	(4,510)
Book/tax differences from executive compensation	19,882	10,388	6,026
Book/tax differences from non-qualified stock options	(1,069)	(231)	(1,121)
Book/tax differences from defined benefit plan	(2,948)	-	-
Book/tax differences from investments in and advances to real estate joint ventures	25,502	40,176	4,837
Book/tax differences from sale of properties	(51,951)	(10,547)	(13,830)
Book/tax differences from accounts receivable	(19,971)	44,193	1,573
Book adjustment to property carrying values and marketable equity securities	(499,996)	(589,698)	37,709
Taxable currency exchange gain/(loss), net	882	(29)	(33)
Tangible property regulation deduction	-	(48,194)	-
GAAP gain on change in control of joint venture interests	(5,607)	-	(137)
Dividends from TRSs	23,314	2	3,331
Severance accrual	(5,358)	5,874	(475)
Other book/tax differences, net (2)	(21,955)	802	(3,946)
Adjusted REIT taxable income	$299,415	$377,062	$463,764

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Certain amounts in the prior periods have been reclassified to conform to the current year presentation, in the table above.

(1)	All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to noncontrolling interests and TRSs.
(2)	Includes Merger related costs of $20.7 million for the year ended December 31, 2021.

Characterization of Distributions

The following characterizes distributions paid for tax purposes for the years ended December 31, 2021, 2020 and 2019, (amounts in thousands):

	2021		2020		2019
Preferred I Dividends
Ordinary income	$-	-	$-	-	$7,389	77%
Capital gain	-	-	-	-	2,207	23%
	$-	-	$-	-	$9,596	100%
Preferred J Dividends
Ordinary income	$-	-	$-	-	$11,541	77%
Capital gain	-	-	-	-	3,447	23%
	$-	-	$-	-	$14,988	100%
Preferred K Dividends
Ordinary income	$-	-	$-	-	$6,927	77%
Capital gain	-	-	-	-	2,069	23%
	$-	-	$-	-	$8,996	100%
Preferred L Dividends
Ordinary income	$11,185	97%	$4,382	38%	$8,879	77%
Capital gain	346	3%	7,149	62%	2,652	23%
	$11,531	100%	$11,531	100%	$11,531	100%
Preferred M Dividends
Ordinary income	$13,469	97%	$5,277	38%	$10,692	77%
Capital gain	417	3%	8,609	62%	3,194	23%
	$13,886	100%	$13,886	100%	$13,886	100%
Common Dividends
Ordinary income	$273,272	77%	$133,849	38%	$328,726	70%
Capital gain	10,647	3%	214,863	61%	98,618	21%
Return of capital	70,980	20%	3,522	1%	42,265	9%
	$354,899	100%	$352,234	100%	$469,609	100%
Total dividends distributed for tax purposes	$380,316		$377,651		$528,606

For the years ended December 31, 2021, 2020 and 2019 cash dividends paid for tax purposes were equivalent to, or in excess of, the dividends paid deduction.

Taxable REIT Subsidiaries and Taxable Entities

The Company is subject to federal, state and local income taxes on income reported through its TRS activities, which include wholly owned subsidiaries of the Company. The Company’s TRSs include Kimco Realty Services II, Inc. (“KRS”), FNC Realty Corporation, Kimco Insurance Company (collectively “KRS Consolidated”) and the consolidated entity, Blue Ridge Real Estate Company/Big Boulder Corporation. In connection with the Merger, the Company acquired Weingarten Investment Inc. (“WII”), a TRS of Weingarten.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company is subject to local non-U.S. taxes on certain investments located outside the U.S.  In general, under local country law applicable to the entity ownership structures the Company has in place and applicable tax treaties, the repatriation of cash to the Company from its subsidiaries and joint ventures in Canada, Puerto Rico and Mexico generally is not subject to withholding tax. The Company is subject to and includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are primarily held by the Company at the REIT level and not in the Company’s TRSs. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities.

The Company’s pre-tax book income/(loss) and (provision)/benefit for income taxes relating to the Company’s TRSs and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2021, 2020 and 2019, are summarized as follows (in thousands):

	2021	2020	2019
Income/(loss) before income taxes – U.S.	$26,421	$1,051	$(1,682)
(Provision)/benefit for income taxes, net:
Federal:
Current	(2,656)	(482)	3,362
Deferred	312	539	(349)
Federal tax (provision)/benefit	(2,344)	57	3,013

State and local:
Current	(456)	(48)	(26)
Deferred	48	34	(19)
State and local tax provision	(408)	(14)	(45)
Total tax (provision)/benefit – U.S.	(2,752)	43	2,968
Net income from U.S. TRSs	$23,669	$1,094	$1,286

Loss before taxes – Non-U.S.	$(63)	$(64)	$(599)

(Provision)/benefit for Non-U.S. income taxes:
Current	$-	$479	$(69)
Deferred	(529)	-	418
Non-U.S. tax (provision)/benefit	$(529)	$479	$349

In addition, the Company’s Provision for income taxes, net includes $0.1 million and $1.5 million of estimated state and local tax provision related to the REIT operations during the years ended December 31, 2021 and 2020, respectively.

(Provision)/benefit for income taxes, net differs from the amounts computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

	2021	2020	2019
Federal (provision)/benefit at statutory tax rate (1)	$(5,548)	$(221)	$3,010
State and local provision, net of federal benefit (2)	2,796	(1,236)	(42)
Total tax (provision)/benefit – U.S.	$(2,752)	$(1,457)	$2,968

(1)	The year ended December 31, 2019 includes a tax benefit from AMT credit refunds of $3.7 million and $1.1 million related to the recording of a deferred tax valuation allowance.
(2)	The year ended December 31, 2020 includes $1.5 million of estimated state and local tax provision related to the REIT operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Deferred Tax Assets, Liabilities and Valuation Allowances

The Company’s deferred tax assets and liabilities at December 31, 2021 and 2020, were as follows (in thousands):

	2021	2020
Deferred tax assets:
Tax/GAAP basis differences	$3,286	$29,105
Net operating losses (1)	4,580	17,885
Tax credit carryforwards (2)	2,340	2,340
Related party deferred losses	-	619
Charitable contribution carryforwards	-	23
Valuation allowance	(4,067)	(36,957)
Total deferred tax assets	6,139	13,015
Deferred tax liabilities	(8,058)	(12,765)
Net deferred tax (liabilities)/assets	$(1,919)	$250

(1)	Net operating losses expire in 2032.
(2)	Expiration dates ranging from 2027 to 2035.

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

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2021 and 2020. Operating losses and the valuation allowance are related primarily to the Company’s consolidation of its TRSs for accounting and reporting purposes.

Under GAAP a reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the evidence available, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. Effective August 1, 2016, the Company merged Kimco Realty Services, Inc. (“KRSI”), a TRS holding REIT qualifying real estate, into a wholly owned LLC (the “TRS Merger”) and KRSI was dissolved. As a result of the TRS Merger, the Company determined that the realization of its then net deferred tax assets was not deemed more likely than not and as such, the Company recorded a full valuation allowance against these net deferred tax assets that existed at the time of the Merger.

The Company prepared an analysis of the tax basis built-in tax gain or built-in loss inherent in each asset acquired from KRSI in the TRS Merger. Assets of a TRS that become REIT assets in a merger transaction of the type entered into by the Company and KRSI are subject to corporate tax on the aggregate net built-in gain (built-in gains in excess of built-in losses) during a recognition period. Accordingly, the Company is subject to corporate-level taxation on the aggregate net built-in gain from the sale of KRSI assets within 60 months from the TRS Merger date (the recognition period) which expired  August 1, 2021. The maximum taxable amount with respect to all merged assets disposed within 60 months of the TRS Merger is limited to the aggregate net built-in gain at the TRS Merger date. The Company compared fair value to tax basis for each property or asset to determine its built-in gain (value over basis) or built-in loss (basis over value) which could be subject to corporate level taxes if the Company disposed of the asset previously held by KRSI during the 60 months following the TRS Merger date. In the event that sales of KRSI assets during the recognition period result in corporate level tax, the unrecognized tax benefits reported as deferred tax assets from KRSI will be utilized to reduce the corporate level tax for GAAP purposes. As of August 1, 2021, the recognition period, as described above, terminated. As a result of the termination of the recognition period the Company wrote off deferred tax assets and deferred tax liabilities resulting from the TRS Merger. The Company recorded a full valuation allowance against these net deferred tax assets there was no income or loss recognized on the write off. The deferred tax assets that relate to net operating losses and tax credit carryforwards that can still be utilized by the Company remain on the books with a full valuation allowance against them.

Uncertain Tax Positions

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico. The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities. The Company is currently under audit by the Canadian Revenue Agency and Mexican Tax Authority. The resolution of these audits are not expected to have a material effect on the Company’s financial statements. The Company has accrued $1.4 million and $1.5 million of non-current uncertain tax positions and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes at December 31, 2021 and 2020, respectively, which are included in Other liabilities on the Company’s Consolidated Balance Sheets. The Company does not believe that the total amount of unrecognized tax benefits as of December 31, 2021, will significantly increase or decrease within the next 12 months.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In August 2016, the Mexican Tax Authority issued 36 tax assessments against 32 entities, which includes certain joint ventures, that had previously held interests in operating properties in Mexico. These assessments are for certain income taxes, interest expense and withholding taxes subject to the controlling provisions of United States-Mexico Income Tax Convention (the “Treaty”). The assessments are for the 2010 tax year with 4 of the 32 entities also assessed for tax years 2007 and/or 2008. The assessments included amounts for taxes aggregating $33.7 million, interest aggregating $16.5 million and penalties aggregating $11.4 million. The Company’s aggregate share of these amounts was $52.6 million. The Company believes it has operated in accordance with the Treaty provisions and has therefore concluded that no amounts are payable with respect to this matter. The Company sought the assistance of the U.S. Competent Authority (Department of Treasury) (the “Authority”), responsible for administering U.S. tax treaties. The Authority acknowledged its agreement with the Company’s position and represented the Company regarding this matter with the Mexican Competent Authority, though no agreement resulted from their discussions. Accordingly, the Company filed annulment lawsuits in the Mexican Tax Court in September 2018 challenging these assessments. During April 2019, the appeals were argued at a hearing in the Superior Chamber of the Tax Court, and beginning in the fourth quarter of 2019, the court issued rulings on the 36 lawsuits, which found that $16.1 million ($12.8 million representing the Company’s share) of the total assessments were improperly assessed (the “Flat Tax Assessments”) but ruled in favor of the Mexican Tax Authority with respect to the balance of the assessments. Maintaining its position of compliance with the Treaty, the Company filed appeals in the Mexican Circuit (Appeals) Court with respect to the adverse rulings. The appeals were assigned to 18 separate Circuit Courts, all of which have ruled, and only one of which ruled in favor of the Company. The Company appealed the 35 unfavorable rulings to the Mexican Supreme Court and, during the fourth quarter of 2021, the court issued its rulings in favor of the Mexican Tax Authority for $45.5 million, however it did affirm and dismiss the improper Flat Tax Assessments, as noted above. The Company’s share of the estimated revised assessments is $41 million. Under Mexican tax law, interest and penalties are capped at 5 years and will no longer accrue on the final assessments, however, a statutory inflation factor will continue to increase unpaid liabilities. The Company believes it has operated in accordance with the Treaty provisions. In addition, based on legal opinions obtained by the Company, the assessed entities are the only entities liable and such entities have no assets. Therefore, given that the collection of these assessments by the Mexican tax authority is remote, the Company has not accrued any liability relating to this matter.

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

From October 1, 2007 through December 31, 2021, KIC assumes 100% of the first $250,000 per occurrence risk layer. This coverage is subject to annual aggregates ranging between $7.8 million and $11.5 million per policy year. The annual aggregate is adjustable based on the amount of audited square footage of the insureds’ locations and can be adjusted for subsequent program years. Defense costs erode the stated policy limits. KIC is required to pay the reinsurance provider for unallocated loss adjustment expenses an amount ranging between 8.0% and 12.2% of incurred losses for the policy periods ending September 30, 2008 through February 1, 2023. These amounts do not erode the Company’s per occurrence or aggregate limits.

In connection with the Merger, the Company acquired U.S. Fire & Indemnity Company (“US Fire”), a capitve insurance company which was wholly owned by Weingarten. US Fire began providing direct coverage to Weingarten with limits of $100,000 per occurrence for all other perils except for flood, named windstorm and earthquake, which had a $5,000,000 annual aggregate. The coverage was cancelled upon the effective date of the Merger. In addition, US Fire assumed general liability coverage from a third-party reinsurer, with limits of $250,000 per occurrence with a $2,000,000 annual aggregate. The reinsurance arrangement was terminated effective as of the Merger date and all risks were assumed by KIC’s reinsurance provider. Effective December 15, 2021, US Fire merged into KIC, with KIC continuing as the surviving company.

As of December 31, 2021, the Company maintained letters of credit in the amount of $28.0 million issued in favor of the reinsurance provider to provide security for the Company’s obligations under its agreements with the reinsurance providers.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2021 and 2020, is summarized as follows (in thousands):

	2021	2020
Balance at the beginning of the year	$13,742	$15,664
Incurred related to:
Current year	5,375	3,693
Prior years (1)	5,281	(179)
Total incurred	10,656	3,514
Paid related to:
Current year	(759)	(450)
Prior years	(3,984)	(4,986)
Total paid	(4,743)	(5,436)
Balance at the end of the year	$19,655	$13,742

(1)

During 2021, the changes in estimates in insured events in the prior years, incurred losses and loss adjustment expenses resulted in an increase of $5.3 million primarily due to the liability incurred as a result of the Merger. During 2020, the changes in estimates in insured events in the prior years, incurred losses and loss adjustment expenses resulted in a decrease of $0.2 million primarily due to continued regular favorable loss development on the general liability coverage assumed.

26. Accumulated Other Comprehensive Income (“AOCI”):

The following table displays the change in the components of AOCI for the year ended December 31, 2021:

Unrealized Gains Related to Defined Benefit Plan
Balance as of January 1, 2021	$-
Other comprehensive income before reclassifications	2,216
Amounts reclassified from AOCI	-
Net current-period other comprehensive income	2,216
Balance as of December 31, 2021	$2,216

27. Earnings Per Share:

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	For the Year Ended December 31,
	2021	2020	2019
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$818,643	$975,417	$339,988
Change in estimated redemption value of redeemable noncontrolling interests	2,304	2,160	-
Earnings attributable to participating securities	(5,346)	(6,347)	(2,599)
Net income available to the Company’s common shareholders for basic earnings per share	815,601	971,230	337,389
Distributions on convertible units	3,087	161	30
Net income available to the Company’s common shareholders for diluted earnings per share	$818,688	$971,391	$337,419

Weighted average common shares outstanding – basic	506,248	429,950	420,370
Effect of dilutive securities (1):
Equity awards	2,422	1,475	1,365
Assumed conversion of convertible units	2,715	208	64
Weighted average common shares outstanding – diluted	511,385	431,633	421,799

Net income available to the Company's common shareholders:
Basic earnings per share	$1.61	$2.26	$0.80
Diluted earnings per share	$1.60	$2.25	$0.80

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 0, 1.2 million and 0.5 million stock options that were not dilutive as of December 31, 2021, 2020 and 2019, respectively.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2021, 2020 and 2019
(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2021
Allowance for uncollectable accounts (1)	$22,377	$-	$-	$(14,038)	$8,339
Allowance for deferred tax asset	$36,957	$-	$(32,890)	$-	$4,067

Year Ended December 31, 2020
Allowance for uncollectable accounts (1)	$-	$22,377	$-	$-	$22,377
Allowance for deferred tax asset	$42,703	$-	$(5,746)	$-	$36,957

Year Ended December 31, 2019
Allowance for deferred tax asset	$45,413	$-	$(2,710)	$-	$42,703

(1)	Includes allowances on accounts receivable and straight-line rents.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021

(in thousands)

		INITIAL COST		COST CAPITALIZED SUBSEQUENT TO					TOTAL COST, NET OF		DATE OF
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	ACCUMULATED DEPRECIATION	ENCUMBRANCES (2)	ACQUISITION(A) CONSTRUCTION(C)
SHOPPING CENTERS
ARCADIA BILTMORE PLAZA	AZ	$850	$1,212	$-	$850	$1,212	$2,062	$56	$2,006	$-	2021(A)
BELL CAMINO CENTER	AZ	2,427	6,439	956	2,427	7,395	9,822	2,580	7,242	-	2012(A)
BELL CAMINO-SAFEWAY PARCEL	AZ	1,104	4,574	-	1,104	4,574	5,678	400	5,278	-	2019(A)
BROADWAY MARKETPLACE	AZ	3,517	10,303	1	3,518	10,303	13,821	334	13,487	-	2021(A)
CAMELBACK MILLER PLAZA	AZ	6,236	29,230	425	6,237	29,654	35,891	859	35,032	-	2021(A)
CAMELBACK VILLAGE SQUARE	AZ	-	13,038	-	-	13,038	13,038	383	12,655	-	2021(A)
CHRISTOWN SPECTRUM	AZ	33,831	91,004	14,816	76,639	63,012	139,651	17,396	122,255	-	2015(A)
COLLEGE PARK SHOPPING CENTER	AZ	3,277	7,741	1,233	3,277	8,974	12,251	3,382	8,869	-	2011(A)
DESERT VILLAGE	AZ	6,465	22,025	18	6,465	22,043	28,508	682	27,826	-	2021(A)
ENTRADA DE ORO PLAZA	AZ	5,700	11,044	33	5,700	11,077	16,777	401	16,376	-	2021(A)
FOUNTAIN PLAZA	AZ	4,794	20,373	-	4,794	20,373	25,167	369	24,798	-	2021(A)
MADERA VILLAGE	AZ	3,980	8,110	(35)	3,980	8,075	12,055	215	11,840	-	2021(A)
MADISON VILLAGE MARKETPLACE	AZ	4,090	18,343	107	4,090	18,450	22,540	515	22,025	-	2021(A)
MESA RIVERVIEW	AZ	15,000	-	141,984	308	156,676	156,984	71,657	85,327	-	2005(C)
METRO SQUARE	AZ	4,101	16,411	2,391	4,101	18,802	22,903	11,070	11,833	-	1998(A)
MONTE VISTA VILLAGE CENTER	AZ	4,064	8,344	4	4,064	8,348	12,412	208	12,204	-	2021(A)
NORTH VALLEY	AZ	6,862	18,201	14,501	4,796	34,768	39,564	7,283	32,281	-	2011(A)
PLAZA AT MOUNTAINSIDE	AZ	2,450	9,802	2,444	2,450	12,246	14,696	7,755	6,941	-	1997(A)
PLAZA DEL SOL	AZ	5,325	21,270	1,766	4,578	23,783	28,361	10,966	17,395	-	1998(A)
PUEBLO ANOZIRA	AZ	7,734	27,063	39	7,734	27,102	34,836	728	34,108	12,617	2021(A)
RAINTREE RANCH CENTER	AZ	7,720	30,743	11	7,720	30,754	38,474	663	37,811	-	2021(A)
RED MOUNTAIN GATEWAY	AZ	4,653	10,410	(55)	4,653	10,355	15,008	463	14,545	-	2021(A)
SCOTTSDALE HORIZON	AZ	8,191	36,728	56	8,191	36,784	44,975	953	44,022	-	2021(A)
SCOTTSDALE WATERFRONT	AZ	15,872	30,112	-	15,872	30,112	45,984	753	45,231	-	2021(A)
SHOPPES AT BEARS PATH	AZ	3,445	2,874	-	3,445	2,874	6,319	155	6,164	-	2021(A)
SQUAW PEAK PLAZA	AZ	2,515	17,021	-	2,515	17,021	19,536	455	19,081	-	2021(A)
VILLAGE CROSSROADS	AZ	5,663	24,981	1,221	5,663	26,202	31,865	7,730	24,135	-	2011(A)
280 METRO CENTER	CA	38,735	94,903	80	38,735	94,983	133,718	17,862	115,856	-	2015(A)
580 MARKET PLACE	CA	12,769	48,768	14	12,769	48,782	61,551	894	60,657	-	2021(A)
8000 SUNSET STRIP S.C.	CA	43,012	85,115	779	43,012	85,894	128,906	2,801	126,105	-	2021(A)
AAA BUILDING AT STEVENS CREEK	CA	1,661	3,114	-	1,661	3,114	4,775	57	4,718	-	2021(A)
ANAHEIM PLAZA	CA	34,228	73,765	261	34,228	74,026	108,254	1,366	106,888	-	2021(A)
BLACK MOUNTAIN VILLAGE	CA	4,678	11,913	2,066	4,678	13,979	18,657	5,628	13,029	-	2007(A)
BROOKHURST CENTER	CA	10,493	31,358	4,279	22,300	23,830	46,130	5,758	40,372	-	2016(A)
BROOKVALE SHOPPING CENTER	CA	14,050	19,771	14	14,050	19,785	33,835	326	33,509	-	2021(A)
CAMBRIAN PARK PLAZA	CA	41,258	2,015	459	41,258	2,474	43,732	1,314	42,418	-	2021(A)
CENTERWOOD PLAZA	CA	10,981	10,702	(13)	10,981	10,689	21,670	287	21,383	-	2021(A)
CHICO CROSSROADS	CA	9,976	30,535	(5,301)	7,905	27,305	35,210	11,630	23,580	-	2008(A)
CHINO HILLS MARKETPLACE	CA	17,702	72,529	64	17,702	72,593	90,295	1,821	88,474	-	2021(A)
CITY HEIGHTS	CA	10,687	28,325	(500)	13,909	24,603	38,512	5,788	32,724	-	2012(A)
CORONA HILLS PLAZA	CA	13,361	53,373	11,568	13,361	64,941	78,302	39,950	38,352	-	1998(A)
COSTCO PLAZA - 541	CA	4,996	19,983	593	4,996	20,576	25,572	12,605	12,967	-	1998(A)
CREEKSIDE CENTER	CA	3,871	11,563	532	5,154	10,812	15,966	1,737	14,229	-	2016(A)
CROCKER RANCH	CA	7,526	24,878	109	7,526	24,987	32,513	5,297	27,216	-	2015(A)
CUPERTINO VILLAGE	CA	19,886	46,535	27,312	19,886	73,847	93,733	25,083	68,650	-	2006(A)
EL CAMINO PROMENADE	CA	7,372	37,592	61	7,372	37,653	45,025	741	44,284	-	2021(A)
FREEDOM CENTRE	CA	8,933	18,622	107	8,933	18,729	27,662	555	27,107	-	2021(A)
FULTON MARKET PLACE	CA	2,966	6,921	16,632	6,280	20,239	26,519	5,671	20,848	-	2005(A)
GATEWAY AT DONNER PASS	CA	4,516	8,319	14,359	8,759	18,435	27,194	2,937	24,257	-	2015(A)
GATEWAY PLAZA	CA	18,372	65,851	-	18,372	65,851	84,223	1,475	82,748	24,298	2021(A)
GREENHOUSE MARKETPLACE	CA	10,976	27,721	-	10,976	27,721	38,697	881	37,816	-	2021(A)
GREENHOUSE MARKETPLACE II	CA	5,346	7,188	(16)	5,346	7,172	12,518	252	12,266	-	2021(A)
HOME DEPOT PLAZA	CA	4,592	18,345	-	4,592	18,345	22,937	11,256	11,681	-	1998(A)
KENNETH HAHN PLAZA	CA	4,115	7,661	(840)	-	10,936	10,936	4,410	6,526	-	2010(A)
LA MIRADA THEATRE CENTER	CA	8,817	35,260	(296)	6,889	36,892	43,781	21,432	22,349	-	1998(A)
LA VERNE TOWN CENTER	CA	8,414	23,856	12,491	16,362	28,399	44,761	7,210	37,551	-	2014(A)
LABAND VILLAGE SHOPPING CENTER	CA	5,600	13,289	(1,026)	5,607	12,256	17,863	6,726	11,137	-	2008(A)
LAKEWOOD PLAZA	CA	1,294	3,669	(3,415)	-	1,548	1,548	926	622	-	2014(A)
LAKEWOOD VILLAGE	CA	8,597	24,375	(589)	11,683	20,700	32,383	5,960	26,423	-	2014(A)
LINCOLN HILLS TOWN CENTER	CA	8,229	26,127	518	8,229	26,645	34,874	6,696	28,178	-	2015(A)
LINDA MAR SHOPPING CENTER	CA	16,549	37,521	5,185	16,549	42,706	59,255	11,151	48,104	-	2014(A)
MADISON PLAZA	CA	5,874	23,476	4,861	5,874	28,337	34,211	14,694	19,517	-	1998(A)
NORTH COUNTY PLAZA	CA	10,205	28,934	14	20,895	18,258	39,153	4,908	34,245	-	2014(A)
NOVATO FAIR S.C.	CA	9,260	15,600	1,965	9,260	17,565	26,825	7,553	19,272	-	2009(A)
ON THE CORNER AT STEVENS CREEK	CA	1,825	4,641	-	1,825	4,641	6,466	146	6,320	-	2021(A)
PLAZA DI NORTHRIDGE	CA	12,900	40,575	1,007	12,900	41,582	54,482	16,930	37,552	-	2005(A)
POWAY CITY CENTRE	CA	5,855	13,792	9,165	7,248	21,564	28,812	10,680	18,132	-	2005(A)
RANCHO PENASQUITOS TOWNE CTR I	CA	14,852	20,342	758	14,852	21,100	35,952	4,609	31,343	-	2015(A)
RANCHO PENASQUITOS TWN CTR II	CA	12,945	20,324	795	12,945	21,119	34,064	4,456	29,608	-	2015(A)
RANCHO PENASQUITOS-VONS PROP.	CA	2,918	9,146	-	2,918	9,146	12,064	745	11,319	-	2019(A)
RANCHO SAN MARCOS VILLAGE	CA	9,050	29,357	131	9,050	29,488	38,538	616	37,922	-	2021(A)
REDWOOD CITY PLAZA	CA	2,552	6,215	5,961	2,552	12,176	14,728	2,984	11,744	-	2009(A)
SAN DIEGO CARMEL MOUNTAIN	CA	5,323	8,874	(1,956)	5,323	6,918	12,241	2,447	9,794	-	2009(A)
SAN MARCOS PLAZA	CA	1,883	12,044	812	1,883	12,856	14,739	307	14,432	-	2021(A)
SANTEE TROLLEY SQUARE	CA	40,209	62,964	(311)	40,209	62,653	102,862	20,184	82,678	-	2015(A)
SILVER CREEK PLAZA	CA	33,541	53,176	(24)	33,541	53,152	86,693	1,185	85,508	-	2021(A)
SOUTH NAPA MARKET PLACE	CA	1,100	22,159	21,406	23,119	21,546	44,665	13,513	31,152	-	2006(A)
SOUTHAMPTON CENTER	CA	10,289	64,096	108	10,289	64,204	74,493	1,389	73,104	20,852	2021(A)
STANFORD RANCH	CA	10,584	30,007	2,882	9,983	33,490	43,473	6,964	36,509	-	2014(A)
STEVENS CREEK CENTRAL S.C.	CA	41,818	45,886	26	41,818	45,912	87,730	1,188	86,542	-	2021(A)
STONY POINT PLAZA	CA	10,361	38,054	(31)	10,361	38,023	48,384	945	47,439	-	2021(A)
TRUCKEE CROSSROADS	CA	2,140	28,325	(18,544)	2,140	9,781	11,921	6,231	5,690	839	2006(A)
WESTLAKE SHOPPING CENTER	CA	16,174	64,819	108,258	16,174	173,077	189,251	68,985	120,266	-	2002(A)
WESTMINSTER CENTER	CA	60,428	64,973	69	60,428	65,042	125,470	3,557	121,913	50,022	2021(A)
WHITTWOOD TOWN CENTER	CA	57,136	105,815	3,807	57,139	109,619	166,758	21,469	145,289	-	2017(A)
CROSSING AT STONEGATE	CO	11,909	33,111	37	11,909	33,148	45,057	730	44,327	-	2021(A)
DENVER WEST 38TH STREET	CO	161	647	455	161	1,102	1,263	598	665	-	1998(A)
EAST BANK S.C.	CO	1,501	6,180	4,941	1,501	11,121	12,622	4,637	7,985	-	1998(A)
EDGEWATER MARKETPLACE	CO	7,807	32,706	70	7,807	32,776	40,583	548	40,035	-	2021(A)
ENGLEWOOD PLAZA	CO	806	3,233	991	806	4,224	5,030	2,426	2,604	-	1998(A)
GREELEY COMMONS	CO	3,313	20,070	1,896	3,313	21,966	25,279	6,031	19,248	-	2012(A)
HERITAGE WEST S.C.	CO	1,527	6,124	2,562	1,527	8,686	10,213	4,810	5,403	-	1998(A)
HIGHLANDS RANCH II	CO	3,515	11,756	1,211	3,515	12,967	16,482	3,949	12,533	-	2013(A)
HIGHLANDS RANCH VILLAGE S.C.	CO	8,135	21,580	1,147	5,337	25,525	30,862	6,338	24,524	-	2011(A)
LOWRY TOWN CENTER	CO	3,271	32,685	116	3,271	32,801	36,072	704	35,368	-	2021(A)
MARKET AT SOUTHPARK	CO	9,783	20,780	4,943	9,783	25,723	35,506	6,694	28,812	-	2011(A)
NORTHRIDGE SHOPPING CENTER	CO	4,933	16,496	2,839	8,934	15,334	24,268	3,918	20,350	-	2013(A)
QUINCY PLACE S.C.	CO	1,148	4,608	2,540	1,148	7,148	8,296	4,352	3,944	-	1998(A)
RIVER POINT AT SHERIDAN	CO	13,223	30,444	646	13,223	31,090	44,313	1,385	42,928	-	2021(A)
RIVER POINT AT SHERIDAN II	CO	1,255	4,231	-	1,255	4,231	5,486	94	5,392	-	2021(A)
VILLAGE CENTER - HIGHLAND RANCH	CO	1,140	2,660	284	1,140	2,944	4,084	609	3,475	-	2014(A)
VILLAGE CENTER WEST	CO	2,011	8,361	641	2,011	9,002	11,013	2,204	8,809	-	2011(A)
VILLAGE ON THE PARK	CO	2,194	8,886	19,894	3,018	27,956	30,974	7,874	23,100	-	1998(A)
BRIGHT HORIZONS	CT	1,212	4,611	83	1,212	4,694	5,906	1,484	4,422	-	2012(A)
HAMDEN MART	CT	13,668	40,890	6,338	14,226	46,670	60,896	10,853	50,043	17,705	2016(A)
HOME DEPOT PLAZA	CT	7,705	30,798	3,803	7,705	34,601	42,306	19,570	22,736	-	1998(A)
NEWTOWN S.C.	CT	-	15,635	420	-	16,055	16,055	3,211	12,844	-	2014(A)
WEST FARM SHOPPING CENTER	CT	5,806	23,348	19,621	7,585	41,190	48,775	20,543	28,232	-	1998(A)
WILTON CAMPUS	CT	10,169	31,893	2,858	10,169	34,751	44,920	10,220	34,700	-	2013(A)
WILTON RIVER PARK SHOPPING CTR	CT	7,155	27,509	609	7,155	28,118	35,273	7,129	28,144	-	2012(A)
BRANDYWINE COMMONS	DE	-	36,057	(936)	-	35,121	35,121	8,055	27,066	-	2014(A)
CAMDEN SQUARE	DE	123	67	4,732	3,024	1,898	4,922	284	4,638	-	2003(A)
PROMENADE AT CHRISTIANA	DE	14,372	-	6,116	8,340	12,148	20,488	624	19,864	-	2014(C)
ARGYLE VILLAGE	FL	5,228	36,814	(10)	5,228	36,804	42,032	972	41,060	-	2021(A)
BELMART PLAZA	FL	1,656	3,394	5,722	1,656	9,116	10,772	1,738	9,034	-	2014(A)
BOCA LYONS PLAZA	FL	13,280	37,751	29	13,280	37,780	51,060	751	50,309	-	2021(A)
CAMINO SQUARE	FL	574	2,296	(413)	734	1,723	2,457	-	2,457	-	1992(A)
CARROLLWOOD COMMONS	FL	5,220	16,884	3,870	5,220	20,754	25,974	11,873	14,101	-	1997(A)
CENTER AT MISSOURI AVENUE	FL	294	792	7,412	294	8,204	8,498	2,556	5,942	-	1968(C)
CHEVRON OUTPARCEL	FL	531	1,253	-	531	1,253	1,784	443	1,341	-	2010(A)
COLONIAL PLAZA	FL	25,516	54,604	3,762	25,516	58,366	83,882	1,938	81,944	-	2021(A)
CORAL POINTE S.C.	FL	2,412	20,508	582	2,412	21,090	23,502	4,529	18,973	-	2015(A)
CORAL SQUARE PROMENADE	FL	710	2,843	4,136	710	6,979	7,689	4,640	3,049	-	1994(A)
CORSICA SQUARE S.C.	FL	7,225	10,757	292	7,225	11,049	18,274	2,508	15,766	-	2015(A)
COUNTRYSIDE CENTRE	FL	11,116	41,581	322	11,116	41,903	53,019	1,447	51,572	-	2021(A)
CURLEW CROSSING SHOPPING CTR	FL	5,316	12,529	3,004	5,316	15,533	20,849	7,404	13,445	-	2005(A)
DANIA POINTE	FL	105,113	-	34,796	26,094	113,815	139,909	7,264	132,645	-	2016(C)
DANIA POINTE - PHASE II (3)	FL	-	-	261,609	26,550	235,059	261,609	7,406	254,203	-	2016(C)
EMBASSY LAKES	FL	6,565	18,104	-	6,565	18,104	24,669	357	24,312	-	2021(A)
FLAGLER PARK	FL	26,163	80,737	6,449	26,725	86,624	113,349	30,326	83,023	-	2007(A)
FT LAUDERDALE #1, FL	FL	1,003	2,602	16,713	1,774	18,544	20,318	11,768	8,550	-	1974(C)
FT. LAUDERDALE/CYPRESS CREEK	FL	14,259	28,042	4,135	14,259	32,177	46,436	12,733	33,703	-	2009(A)
GRAND OAKS VILLAGE	FL	7,409	19,654	(36)	5,846	21,181	27,027	5,717	21,310	-	2011(A)
GROVE GATE S.C.	FL	366	1,049	793	366	1,842	2,208	1,658	550	-	1968(C)
IVES DAIRY CROSSING	FL	733	4,080	11,483	721	15,575	16,296	10,671	5,625	-	1985(A)
KENDALE LAKES PLAZA	FL	18,491	28,496	(785)	15,362	30,840	46,202	10,356	35,846	-	2009(A)
LARGO PLAZA	FL	23,571	63,604	84	23,571	63,688	87,259	1,917	85,342	-	2021(A)
MAPLEWOOD PLAZA	FL	1,649	6,626	1,883	1,649	8,509	10,158	4,991	5,167	-	1997(A)
MARATHON SHOPPING CENTER	FL	2,413	8,069	1,634	1,515	10,601	12,116	2,620	9,496	-	2013(A)
MERCHANTS WALK	FL	2,581	10,366	10,577	2,581	20,943	23,524	11,594	11,930	-	2001(A)
MILLENIA PLAZA PHASE II	FL	7,711	20,703	4,994	7,698	25,710	33,408	10,303	23,105	-	2009(A)
MILLER ROAD S.C.	FL	1,138	4,552	4,682	1,138	9,234	10,372	6,344	4,028	-	1986(A)
MILLER WEST PLAZA	FL	6,726	10,661	312	6,726	10,973	17,699	2,427	15,272	-	2015(A)
MISSION BELL SHOPPING CENTER	FL	5,056	11,843	8,727	5,067	20,559	25,626	8,468	17,158	-	2004(A)
NASA PLAZA	FL	-	1,754	4,682	-	6,436	6,436	4,381	2,055	-	1968(C)
OAK TREE PLAZA	FL	-	917	2,533	-	3,450	3,450	2,727	723	-	1968(C)
OAKWOOD BUSINESS CTR-BLDG 1	FL	6,793	18,663	3,578	6,793	22,241	29,034	8,378	20,656	-	2009(A)
OAKWOOD PLAZA NORTH	FL	35,301	141,731	(716)	35,301	141,015	176,316	23,678	152,638	-	2016(A)
OAKWOOD PLAZA SOUTH	FL	11,127	40,592	(155)	11,127	40,437	51,564	7,552	44,012	-	2016(A)
PALMS AT TOWN & COUNTRY	FL	30,137	94,674	2	30,137	94,676	124,813	2,195	122,618	-	2021(A)
PALMS AT TOWN & COUNTRY LIFESTYLE	FL	26,597	92,088	46	26,597	92,134	118,731	2,231	116,500	-	2021(A)
PARK HILL PLAZA	FL	10,764	19,264	1,214	10,764	20,478	31,242	5,703	25,539	-	2011(A)
PHILLIPS CROSSING	FL	-	53,536	51	-	53,587	53,587	1,114	52,473	-	2021(A)
PLANTATION CROSSING	FL	2,782	8,077	2,633	2,782	10,710	13,492	1,750	11,742	-	2017(A)
POMPANO POINTE S.C.	FL	10,517	14,356	628	10,517	14,984	25,501	2,410	23,091	-	2012(A)
RENAISSANCE CENTER	FL	9,104	36,541	14,476	9,123	50,998	60,121	24,146	35,975	-	1998(A)
RIVERPLACE SHOPPING CTR.	FL	7,503	31,011	2,167	7,200	33,481	40,681	12,073	28,608	-	2010(A)
RIVERSIDE LANDINGS S.C.	FL	3,512	14,440	454	3,512	14,894	18,406	3,108	15,298	-	2015(A)
SEA RANCH CENTRE	FL	3,298	21,259	48	3,298	21,307	24,605	512	24,093	-	2021(A)
SHOPPES AT DEERFIELD	FL	19,069	69,485	20	19,069	69,505	88,574	1,843	86,731	-	2021(A)
SHOPPES AT DEERFIELD II	FL	788	6,388	-	788	6,388	7,176	123	7,053	-	2021(A)
SHOPS AT SANTA BARBARA PHASE 1	FL	743	5,374	243	743	5,617	6,360	1,215	5,145	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 2	FL	332	2,489	46	332	2,535	2,867	585	2,282	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 3	FL	330	2,359	49	330	2,408	2,738	510	2,228	-	2015(A)
SODO S.C.	FL	-	68,139	5,733	142	73,730	73,872	24,057	49,815	-	2008(A)
SOUTH MIAMI S.C.	FL	1,280	5,134	4,664	1,280	9,798	11,078	5,550	5,528	-	1995(A)
SUNSET 19 S.C.	FL	12,460	55,354	-	12,460	55,354	67,814	1,438	66,376	-	2021(A)
TJ MAXX PLAZA	FL	10,341	38,660	72	10,341	38,732	49,073	918	48,155	-	2021(A)
TRI-CITY PLAZA	FL	2,832	11,329	23,671	2,832	35,000	37,832	7,793	30,039	-	1992(A)
TUTTLEBEE PLAZA	FL	255	828	2,478	255	3,306	3,561	2,269	1,292	-	2008(A)
UNIVERSITY TOWN CENTER	FL	5,515	13,041	683	5,515	13,724	19,239	4,583	14,656	-	2011(A)
VILLAGE COMMONS S.C.	FL	2,026	5,106	2,056	2,026	7,162	9,188	2,114	7,074	-	2013(A)
VILLAGE COMMONS SHOPPING CENTER	FL	2,192	8,774	5,510	2,192	14,284	16,476	7,721	8,755	-	1998(A)
VILLAGE GREEN CENTER	FL	11,405	13,466	-	11,405	13,466	24,871	391	24,480	17,753	2021(A)
VIZCAYA SQUARE	FL	5,773	20,965	-	5,773	20,965	26,738	515	26,223	-	2021(A)
WELLINGTON GREEN COMMONS	FL	19,528	32,521	-	19,528	32,521	52,049	726	51,323	16,066	2021(A)
WELLINGTON GREEN PAD SITES	FL	3,854	1,777	1,007	3,854	2,784	6,638	84	6,554	-	2021(A)
WINN DIXIE-MIAMI	FL	2,990	9,410	(52)	3,544	8,804	12,348	1,775	10,573	-	2013(A)
WINTER PARK CORNERS	FL	5,191	42,530	11	5,191	42,541	47,732	729	47,003	-	2021(A)
BRAELINN VILLAGE	GA	7,315	20,739	(569)	3,731	23,754	27,485	5,398	22,087	-	2014(A)
BROWNSVILLE COMMONS	GA	593	5,488	-	593	5,488	6,081	142	5,939	-	2021(A)
CAMP CREEK MARKETPLACE II	GA	4,441	38,596	-	4,441	38,596	43,037	1,205	41,832	-	2021(A)
CHATHAM PLAZA	GA	13,390	35,116	1,976	13,403	37,079	50,482	15,020	35,462	-	2008(A)
EMBRY VILLAGE	GA	18,147	33,010	4,422	18,161	37,418	55,579	24,425	31,154	-	2008(A)
GRAYSON COMMONS	GA	2,600	13,358	-	2,600	13,358	15,958	574	15,384	3,011	2021(A)
LAKESIDE MARKETPLACE	GA	2,238	28,579	149	2,238	28,728	30,966	702	30,264	-	2021(A)
LAWRENCEVILLE MARKET	GA	8,878	29,691	1,084	9,060	30,593	39,653	8,800	30,853	-	2013(A)
MARKET AT HAYNES BRIDGE	GA	4,881	21,549	1,656	4,890	23,196	28,086	9,130	18,956	-	2008(A)
PERIMETER EXPO PROPERTY	GA	14,770	44,295	2,489	16,142	45,412	61,554	8,687	52,867	-	2016(A)
PERIMETER VILLAGE	GA	5,418	67,522	-	5,418	67,522	72,940	1,531	71,409	27,757	2021(A)
RIVERWALK MARKETPLACE	GA	3,512	18,863	148	3,512	19,011	22,523	3,436	19,087	-	2015(A)
ROSWELL CORNERS	GA	4,536	47,054	-	4,536	47,054	51,590	965	50,625	-	2021(A)
ROSWELL CROSSING	GA	6,270	45,338	-	6,270	45,338	51,608	989	50,619	-	2021(A)
SAVANNAH CENTER	GA	2,052	8,233	5,538	2,052	13,771	15,823	8,711	7,112	-	1993(A)
THOMPSON BRIDGE COMMONS	GA	414	1,576	-	414	1,576	1,990	19	1,971	-	2021(A)
CLIVE PLAZA	IA	501	2,002	-	501	2,002	2,503	1,330	1,173	-	1996(A)
HAWTHORN HILLS SQUARE	IL	6,784	33,034	3,258	6,784	36,292	43,076	11,681	31,395	-	2012(A)
PLAZA DEL PRADO	IL	10,204	28,410	1,923	10,204	30,333	40,537	6,104	34,433	-	2017(A)
SKOKIE POINTE	IL	-	2,276	9,713	2,628	9,361	11,989	4,931	7,058	-	1997(A)
GREENWOOD S.C.	IN	423	1,883	20,577	1,641	21,242	22,883	4,931	17,952	-	1970(C)
LINWOOD SQUARE	IN	3,411	8,687	888	3,411	9,575	12,986	715	12,271	4,805	2019(A)
FESTIVAL ON JEFFERSON COURT	KY	5,627	26,790	225	5,627	27,015	32,642	827	31,815	-	2021(A)
ADAMS PLAZA	MA	2,089	3,227	179	2,089	3,406	5,495	824	4,671	-	2014(A)
BROADWAY PLAZA	MA	6,485	343	-	6,485	343	6,828	194	6,634	-	2014(A)
FALMOUTH PLAZA	MA	2,361	13,066	1,819	2,361	14,885	17,246	3,239	14,007	-	2014(A)
FELLSWAY PLAZA	MA	5,300	11,014	1,203	5,300	12,217	17,517	2,482	15,035	-	2014(A)
FESTIVAL OF HYANNIS S.C.	MA	15,038	40,683	1,818	15,038	42,501	57,539	10,767	46,772	-	2014(A)
GLENDALE SQUARE	MA	4,699	7,141	393	4,699	7,534	12,233	1,907	10,326	-	2014(A)
LINDEN PLAZA	MA	4,628	3,535	607	4,628	4,142	8,770	1,562	7,208	-	2014(A)
MAIN ST. PLAZA	MA	556	2,139	(33)	523	2,139	2,662	619	2,043	-	2014(A)
MEMORIAL PLAZA	MA	16,411	27,554	1,008	16,411	28,562	44,973	5,762	39,211	-	2014(A)
MILL ST. PLAZA	MA	4,195	6,203	471	4,195	6,674	10,869	1,544	9,325	-	2014(A)
MORRISSEY PLAZA	MA	4,097	3,751	1,587	4,097	5,338	9,435	442	8,993	-	2014(A)
NORTH AVE. PLAZA	MA	1,164	1,195	32	1,164	1,227	2,391	431	1,960	-	2014(A)
NORTH QUINCY PLAZA	MA	6,333	17,954	(275)	3,894	20,118	24,012	4,057	19,955	-	2014(A)
PARADISE PLAZA	MA	4,183	12,195	1,815	4,183	14,010	18,193	3,732	14,461	-	2014(A)
VINNIN SQUARE IN-LINE	MA	582	2,095	(78)	582	2,017	2,599	377	2,222	-	2014(A)
VINNIN SQUARE PLAZA	MA	5,545	16,324	356	5,545	16,680	22,225	4,743	17,482	-	2014(A)
WASHINGTON ST. PLAZA	MA	11,008	5,652	9,872	12,958	13,574	26,532	3,898	22,634	-	2014(A)
WASHINGTON ST. S.C.	MA	7,381	9,987	2,096	7,381	12,083	19,464	2,747	16,717	-	2014(A)
WAVERLY PLAZA	MA	1,215	3,623	321	1,203	3,956	5,159	1,021	4,138	-	2014(A)
CENTRE COURT-GIANT	MD	3,854	12,770	127	3,854	12,897	16,751	3,835	12,916	4,029	2011(A)
CENTRE COURT-OLD COURT/COURTYD	MD	2,279	5,285	43	2,279	5,328	7,607	1,443	6,164	-	2011(A)
CENTRE COURT-RETAIL/BANK	MD	1,035	7,786	285	1,035	8,071	9,106	2,003	7,103	754	2011(A)
COLUMBIA CROSSING	MD	3,613	34,345	1,719	3,613	36,064	39,677	6,711	32,966	-	2015(A)
COLUMBIA CROSSING II SHOP.CTR.	MD	3,138	19,868	4,561	3,138	24,429	27,567	4,869	22,698	-	2013(A)
COLUMBIA CROSSING OUTPARCELS	MD	1,279	2,871	33,379	9,980	27,549	37,529	5,067	32,462	-	2011(A)
DORSEY'S SEARCH VILLAGE CENTER	MD	6,322	27,996	663	6,322	28,659	34,981	5,266	29,715	-	2015(A)
ENCHANTED FOREST S.C.	MD	20,124	34,345	772	20,124	35,117	55,241	7,824	47,417	-	2014(A)
FULLERTON PLAZA	MD	14,238	6,744	10,579	14,238	17,323	31,561	3,097	28,464	-	2014(A)
GAITHERSBURG S.C.	MD	245	6,788	2,028	245	8,816	9,061	4,751	4,310	-	1999(A)
GREENBRIER S.C.	MD	8,891	30,305	904	8,891	31,209	40,100	6,552	33,548	-	2014(A)
HARPER'S CHOICE	MD	8,429	18,374	1,699	8,429	20,073	28,502	4,142	24,360	-	2015(A)
HICKORY RIDGE	MD	7,184	26,948	1,101	7,184	28,049	35,233	5,174	30,059	-	2015(A)
HICKORY RIDGE (SUNOCO)	MD	543	2,122	-	543	2,122	2,665	490	2,175	-	2015(A)
INGLESIDE S.C.	MD	10,417	17,889	510	10,417	18,399	28,816	4,492	24,324	-	2014(A)
KENTLANDS MARKET SQUARE	MD	20,167	84,615	18,335	20,167	102,950	123,117	14,255	108,862	-	2016(A)
KINGS CONTRIVANCE	MD	9,308	31,760	1,351	9,308	33,111	42,419	7,837	34,582	-	2014(A)
LAUREL PLAZA	MD	350	1,398	6,607	1,571	6,784	8,355	2,863	5,492	-	1995(A)
LAUREL PLAZA	MD	275	1,101	174	275	1,275	1,550	1,242	308	-	1972(C)
MILL STATION DEVELOPMENT	MD	21,321	-	62,742	16,076	67,987	84,063	2,726	81,337	-	2015(C)
MILL STATION THEATER/RSTRNTS	MD	23,379	1,090	(3,688)	14,738	6,043	20,781	1,428	19,353	-	2016(C)
PIKE CENTER	MD	-	61,389	9	-	61,398	61,398	981	60,417	-	2021(A)
PUTTY HILL PLAZA	MD	4,192	11,112	795	4,192	11,907	16,099	3,800	12,299	-	2013(A)
RADCLIFFE CENTER	MD	12,043	21,188	(128)	12,043	21,060	33,103	5,106	27,997	-	2014(A)
RIVERHILL VILLAGE CENTER	MD	16,825	23,282	511	16,825	23,793	40,618	6,146	34,472	-	2014(A)
SHAWAN PLAZA	MD	4,466	20,222	(182)	4,466	20,040	24,506	13,178	11,328	-	2008(A)
SHOPPES AT EASTON	MD	6,524	16,402	(2,697)	5,630	14,599	20,229	3,637	16,592	-	2014(A)
SHOPS AT DISTRICT HEIGHTS	MD	8,166	21,971	(1,376)	7,298	21,463	28,761	3,677	25,084	-	2015(A)
SNOWDEN SQUARE S.C.	MD	1,929	4,558	5,155	3,326	8,316	11,642	2,378	9,264	-	2012(A)
TIMONIUM CROSSING	MD	2,525	14,863	852	2,525	15,715	18,240	3,253	14,987	-	2014(A)
TIMONIUM SQUARE	MD	6,000	24,283	14,185	7,311	37,157	44,468	19,119	25,349	-	2003(A)
TOWSON PLACE	MD	43,887	101,765	5,468	43,271	107,849	151,120	28,733	122,387	-	2012(A)
VILLAGES AT URBANA	MD	3,190	6	20,188	4,829	18,555	23,384	3,565	19,819	-	2003(A)
WILDE LAKE	MD	1,468	5,870	26,645	2,577	31,406	33,983	12,054	21,929	-	2002(A)
WILKENS BELTWAY PLAZA	MD	9,948	22,126	2,094	9,948	24,220	34,168	5,023	29,145	-	2014(A)
YORK ROAD PLAZA	MD	4,277	37,206	416	4,277	37,622	41,899	7,339	34,560	-	2014(A)
CENTURY PLAZA	MI	179	926	1,030	96	2,039	2,135	1,010	1,125	-	1968(C)
THE FOUNTAINS AT ARBOR LAKES	MN	28,585	66,699	14,655	29,485	80,454	109,939	35,630	74,309	-	2006(A)
CENTER POINT S.C.	MO	-	550	-	-	550	550	550	-	-	1998(A)
BRENNAN STATION	NC	7,750	20,557	229	6,322	22,214	28,536	7,151	21,385	-	2011(A)
BRENNAN STATION OUTPARCEL	NC	628	1,666	(188)	450	1,656	2,106	455	1,651	-	2011(A)
CAPITAL SQUARE	NC	3,528	12,159	-	3,528	12,159	15,687	401	15,286	-	2021(A)
CLOVERDALE PLAZA	NC	541	720	7,680	541	8,400	8,941	4,520	4,421	-	1969(C)
CROSSROADS PLAZA	NC	768	3,099	1,233	768	4,332	5,100	2,424	2,676	-	2000(A)
CROSSROADS PLAZA	NC	13,406	86,456	281	13,406	86,737	100,143	19,910	80,233	-	2014(A)
DAVIDSON COMMONS	NC	2,979	12,860	446	2,979	13,306	16,285	3,581	12,704	-	2012(A)
FALLS POINTE	NC	4,049	27,415	-	4,049	27,415	31,464	545	30,919	-	2021(A)
HIGH HOUSE CROSSING	NC	3,604	10,950	86	3,604	11,036	14,640	385	14,255	-	2021(A)
HOPE VALLEY COMMONS	NC	3,743	16,808	-	3,743	16,808	20,551	361	20,190	-	2021(A)
JETTON VILLAGE SHOPPES	NC	3,875	10,292	622	2,144	12,645	14,789	3,431	11,358	-	2011(A)
LEESVILLE TOWNE CENTRE	NC	5,693	37,053	(108)	5,693	36,945	42,638	666	41,972	-	2021(A)
MOORESVILLE CROSSING	NC	12,014	30,604	500	11,626	31,492	43,118	13,845	29,273	-	2007(A)
NORTHWOODS S.C.	NC	2,696	9,397	-	2,696	9,397	12,093	278	11,815	-	2021(A)
PARK PLACE SC	NC	5,461	16,163	4,894	5,470	21,048	26,518	9,191	17,327	-	2008(A)
PLEASANT VALLEY PROMENADE	NC	5,209	20,886	22,926	5,209	43,812	49,021	24,173	24,848	-	1993(A)
QUAIL CORNERS	NC	7,318	26,676	1,825	7,318	28,501	35,819	5,989	29,830	14,023	2014(A)
SIX FORKS S.C.	NC	-	78,366	24	-	78,390	78,390	1,857	76,533	-	2021(A)
STONEHENGE MARKET	NC	3,848	37,900	-	3,848	37,900	41,748	624	41,124	-	2021(A)
TYVOLA SQUARE	NC	-	4,736	8,911	-	13,647	13,647	10,547	3,100	-	1986(A)
WOODLAWN MARKETPLACE	NC	919	3,571	3,174	919	6,745	7,664	4,654	3,010	-	2008(A)
WOODLAWN SHOPPING CENTER	NC	2,011	5,834	2,156	2,011	7,990	10,001	2,328	7,673	-	2012(A)
ROCKINGHAM PLAZA	NH	2,661	10,644	24,026	3,149	34,182	37,331	16,298	21,033	-	2008(A)
WEBSTER SQUARE	NH	11,683	41,708	6,180	11,683	47,888	59,571	10,271	49,300	-	2014(A)
WEBSTER SQUARE - DSW	NH	1,346	3,638	132	1,346	3,770	5,116	733	4,383	-	2017(A)
WEBSTER SQUARE NORTH	NH	2,163	6,511	132	2,163	6,643	8,806	1,528	7,278	-	2016(A)
CENTRAL PLAZA	NJ	3,170	10,603	2,051	5,145	10,679	15,824	3,490	12,334	-	2013(A)
CLARK SHOPRITE 70 CENTRAL AVE	NJ	3,497	11,694	995	13,960	2,226	16,186	1,330	14,856	-	2013(A)
COMMERCE CENTER EAST	NJ	1,519	5,080	1,753	7,235	1,117	8,352	697	7,655	-	2013(A)
COMMERCE CENTER WEST	NJ	386	1,290	161	794	1,043	1,837	309	1,528	-	2013(A)
COMMONS AT HOLMDEL	NJ	16,538	38,760	8,641	16,538	47,401	63,939	20,078	43,861	-	2004(A)
EAST WINDSOR VILLAGE	NJ	9,335	23,778	694	9,335	24,472	33,807	8,927	24,880	-	2008(A)
GARDEN STATE PAVILIONS	NJ	7,531	10,802	21,623	12,204	27,752	39,956	10,594	29,362	-	2011(A)
HILLVIEW SHOPPING CENTER	NJ	16,008	32,607	1,870	16,008	34,477	50,485	6,941	43,544	-	2014(A)
HOLMDEL TOWNE CENTER	NJ	10,825	43,301	11,442	10,825	54,743	65,568	27,535	38,033	-	2002(A)
MAPLE SHADE	NJ	-	9,958	2,301	-	12,259	12,259	3,893	8,366	-	2009(A)
MARLTON PLAZA	NJ	-	4,319	153	-	4,472	4,472	2,841	1,631	-	1996(A)
NORTH BRUNSWICK PLAZA	NJ	3,205	12,820	29,278	3,205	42,098	45,303	23,881	21,422	-	1994(A)
PISCATAWAY TOWN CENTER	NJ	3,852	15,411	1,636	3,852	17,047	20,899	10,236	10,663	-	1998(A)
PLAZA AT HILLSDALE	NJ	7,602	6,994	1,655	7,602	8,649	16,251	2,371	13,880	-	2014(A)
PLAZA AT SHORT HILLS	NJ	20,155	11,062	526	20,155	11,588	31,743	3,109	28,634	-	2014(A)
RIDGEWOOD S.C.	NJ	450	2,107	1,303	450	3,410	3,860	2,139	1,721	-	1993(A)
SHOP RITE PLAZA	NJ	2,418	6,364	2,690	2,418	9,054	11,472	7,539	3,933	-	1985(C)
UNION CRESCENT III	NJ	7,895	3,011	28,966	8,697	31,175	39,872	20,691	19,181	-	2007(A)
WESTMONT PLAZA	NJ	602	2,405	13,926	602	16,331	16,933	8,784	8,149	-	1994(A)
WILLOWBROOK PLAZA	NJ	15,320	40,997	10,704	15,320	51,701	67,021	10,970	56,051	-	2009(A)
NORTH TOWNE PLAZA - ALBUQUERQUE	NM	3,598	33,327	64	3,598	33,391	36,989	972	36,017	-	2021(A)
CHARLESTON COMMONS	NV	29,704	24,267	85	29,704	24,352	54,056	1,318	52,738	-	2021(A)
COLLEGE PARK S.C.-N LAS VEGAS	NV	2,100	18,413	-	2,100	18,413	20,513	621	19,892	-	2021(A)
D'ANDREA MARKETPLACE	NV	11,556	29,435	599	11,556	30,034	41,590	11,333	30,257	-	2007(A)
DEL MONTE PLAZA	NV	2,489	5,590	248	2,210	6,117	8,327	3,503	4,824	931	2006(A)
DEL MONTE PLAZA ANCHOR PARCEL	NV	6,513	17,600	156	6,520	17,749	24,269	2,733	21,536	-	2017(A)
FRANCISCO CENTER	NV	1,800	10,085	37	1,800	10,122	11,922	370	11,552	-	2021(A)
GALENA JUNCTION	NV	8,931	17,503	976	8,931	18,479	27,410	4,791	22,619	-	2015(A)
MCQUEEN CROSSINGS	NV	5,017	20,779	1,058	5,017	21,837	26,854	6,949	19,905	-	2015(A)
RANCHO TOWNE & COUNTRY	NV	7,785	13,364	-	7,785	13,364	21,149	421	20,728	-	2021(A)
REDFIELD PROMENADE	NV	4,415	32,035	907	4,415	32,942	37,357	10,264	27,093	-	2015(A)
SPARKS MERCANTILE	NV	6,222	17,069	419	6,222	17,488	23,710	4,709	19,001	-	2015(A)
501 NORTH BROADWAY	NY	-	1,176	(60)	-	1,116	1,116	501	615	-	2007(A)
AIRPORT PLAZA	NY	22,711	107,012	6,450	22,711	113,462	136,173	25,807	110,366	-	2015(A)
BELLMORE S.C.	NY	1,272	3,184	1,712	1,272	4,896	6,168	2,504	3,664	-	2004(A)
BIRCHWOOD PLAZA COMMACK	NY	3,630	4,775	1,358	3,630	6,133	9,763	2,417	7,346	-	2007(A)
BRIDGEHAMPTON COMMONS-W&E SIDE	NY	1,812	3,107	40,364	1,858	43,425	45,283	25,183	20,100	-	1972(C)
CHAMPION FOOD SUPERMARKET	NY	758	1,875	(25)	2,241	367	2,608	243	2,365	-	2012(A)
ELMONT S.C.	NY	3,012	7,606	6,718	3,012	14,324	17,336	4,958	12,378	-	2004(A)
ELMSFORD CENTER 1	NY	4,134	1,193	-	4,134	1,193	5,327	296	5,031	-	2013(A)
ELMSFORD CENTER 2	NY	4,076	15,599	1,118	4,245	16,548	20,793	4,784	16,009	-	2013(A)
FAMILY DOLLAR UNION TURNPIKE	NY	909	2,250	258	1,057	2,360	3,417	654	2,763	-	2012(A)
FOREST AVENUE PLAZA	NY	4,559	10,441	3,084	4,559	13,525	18,084	4,703	13,381	-	2005(A)
FRANKLIN SQUARE S.C.	NY	1,079	2,517	3,588	1,079	6,105	7,184	2,365	4,819	-	2004(A)
GREENRIDGE PLAZA	NY	2,940	11,812	7,502	3,148	19,106	22,254	10,529	11,725	-	1997(A)
HAMPTON BAYS PLAZA	NY	1,495	5,979	3,439	1,495	9,418	10,913	8,421	2,492	-	1989(A)
HICKSVILLE PLAZA	NY	3,543	8,266	2,571	3,543	10,837	14,380	4,737	9,643	-	2004(A)
INDEPENDENCE PLAZA	NY	12,279	34,814	(155)	16,132	30,806	46,938	8,980	37,958	-	2014(A)
JERICHO COMMONS SOUTH	NY	12,368	33,071	3,587	12,368	36,658	49,026	14,301	34,725	3,567	2007(A)
KEY FOOD - 21ST STREET	NY	1,091	2,700	(165)	1,669	1,957	3,626	473	3,153	-	2012(A)
KEY FOOD - ATLANTIC AVE	NY	2,273	5,625	509	4,809	3,598	8,407	1,061	7,346	-	2012(A)
KEY FOOD - CENTRAL AVE.	NY	2,788	6,899	(395)	2,603	6,689	9,292	1,686	7,606	-	2012(A)
KINGS HIGHWAY	NY	2,744	6,811	2,266	2,744	9,077	11,821	4,308	7,513	-	2004(A)
KISSENA BOULEVARD SHOPPING CTR	NY	11,610	2,933	1,608	11,610	4,541	16,151	1,297	14,854	-	2007(A)
LITTLE NECK PLAZA	NY	3,277	13,161	6,151	3,277	19,312	22,589	9,599	12,990	-	2003(A)
MANETTO HILL PLAZA	NY	264	584	15,940	264	16,524	16,788	7,613	9,175	-	1969(C)
MANHASSET CENTER	NY	4,567	19,166	33,383	3,472	53,644	57,116	30,942	26,174	-	1999(A)
MARKET AT BAY SHORE	NY	12,360	30,708	6,720	12,360	37,428	49,788	16,564	33,224	11,979	2006(A)
MASPETH QUEENS-DUANE READE	NY	1,872	4,828	1,037	1,872	5,865	7,737	2,474	5,263	-	2004(A)
MILLERIDGE INN	NY	7,500	481	(48)	7,500	433	7,933	58	7,875	-	2015(A)
MINEOLA CROSSINGS	NY	4,150	7,521	377	4,150	7,898	12,048	2,841	9,207	-	2007(A)
NORTH MASSAPEQUA S.C.	NY	1,881	4,389	(1,887)	-	4,383	4,383	4,317	66	-	2004(A)
OCEAN PLAZA	NY	564	2,269	19	564	2,288	2,852	1,095	1,757	-	2003(A)
RALPH AVENUE PLAZA	NY	4,414	11,340	4,037	4,414	15,377	19,791	6,509	13,282	-	2004(A)
RICHMOND S.C.	NY	2,280	9,028	21,538	2,280	30,566	32,846	16,976	15,870	-	1989(A)
ROMAINE PLAZA	NY	782	1,826	594	782	2,420	3,202	1,039	2,163	-	2005(A)
SHOPRITE S.C.	NY	872	3,488	-	872	3,488	4,360	2,600	1,760	-	1998(A)
SMITHTOWN PLAZA	NY	3,528	7,364	561	3,437	8,016	11,453	3,697	7,756	-	2009(A)
SYOSSET S.C.	NY	107	76	2,267	107	2,343	2,450	1,356	1,094	-	1990(C)
THE BOULEVARD	NY	28,724	38,232	233,215	28,724	271,447	300,171	20,132	280,039	-	2006(A)
TURNPIKE PLAZA	NY	2,472	5,839	1,046	2,472	6,885	9,357	2,363	6,994	-	2011(A)
VETERANS MEMORIAL PLAZA	NY	5,968	23,243	20,820	5,980	44,051	50,031	18,877	31,154	-	1998(A)
WHITE PLAINS S.C.	NY	1,778	4,454	2,894	1,778	7,348	9,126	2,892	6,234	-	2004(A)
JANTZEN BEACH CENTER	OR	57,575	102,844	494	57,588	103,325	160,913	19,131	141,782	-	2017(A)
OREGON TRAIL CENTER	OR	5,802	12,623	641	5,802	13,264	19,066	6,152	12,914	-	2009(A)
CENTER SQUARE SHOPPING CENTER	PA	732	2,928	1,264	691	4,233	4,924	3,054	1,870	-	1996(A)
CRANBERRY TOWNSHIP-PARCEL 1&2	PA	10,271	30,770	1,898	6,070	36,869	42,939	6,536	36,403	-	2016(A)
CROSSROADS PLAZA	PA	789	3,155	13,983	976	16,951	17,927	11,272	6,655	-	1986(A)
DEVON VILLAGE	PA	4,856	25,847	(387)	4,856	25,460	30,316	7,865	22,451	-	2012(A)
FRANKFORD AVENUE S.C.	PA	732	2,928	-	732	2,928	3,660	1,902	1,758	-	1996(A)
HARRISBURG EAST SHOPPING CTR.	PA	453	6,665	11,650	3,003	15,765	18,768	9,185	9,583	-	2002(A)
HOLIDAY CENTER	PA	7,727	20,014	(4,846)	6,098	16,797	22,895	5,070	17,825	-	2015(A)
HORSHAM POINT	PA	3,813	18,189	95	3,813	18,284	22,097	3,434	18,663	-	2015(A)
LINCOLN SQUARE	PA	90,479	-	75,216	10,533	155,162	165,695	10,299	155,396	-	2017(C)
NORRITON SQUARE	PA	686	2,665	4,342	774	6,919	7,693	5,369	2,324	-	1984(A)
POCONO PLAZA	PA	1,050	2,373	18,004	1,050	20,377	21,427	2,216	19,211	-	1973(C)
SHOPPES AT WYNNEWOOD	PA	7,479	-	3,676	7,479	3,676	11,155	523	10,632	-	2015(C)
SHREWSBURY SQUARE S.C.	PA	8,066	16,998	(2,109)	6,172	16,783	22,955	3,839	19,116	-	2014(A)
SPRINGFIELD S.C.	PA	920	4,982	13,543	920	18,525	19,445	12,111	7,334	-	1983(A)
SUBURBAN SQUARE	PA	70,680	166,351	82,114	71,280	247,865	319,145	66,410	252,735	-	2007(A)
TOWNSHIP LINE S.C.	PA	732	2,928	-	732	2,928	3,660	1,902	1,758	-	1996(A)
WAYNE PLAZA	PA	6,128	15,605	751	6,136	16,348	22,484	6,130	16,354	-	2008(A)
WEXFORD PLAZA	PA	6,414	9,775	10,954	6,299	20,844	27,143	6,481	20,662	-	2010(A)
WHITEHALL MALL	PA	-	5,196	-	-	5,196	5,196	3,375	1,821	-	1996(A)
WHITELAND TOWN CENTER	PA	732	2,928	59	732	2,987	3,719	1,949	1,770	-	1996(A)
WHOLE FOODS AT WYNNEWOOD	PA	15,042	-	11,785	13,772	13,055	26,827	1,371	25,456	-	2014(C)
LOS COLOBOS - BUILDERS SQUARE	PR	4,405	9,628	(538)	4,461	9,034	13,495	8,375	5,120	-	2006(A)
LOS COLOBOS - KMART	PR	4,595	10,120	(1,127)	4,402	9,186	13,588	8,406	5,182	-	2006(A)
LOS COLOBOS I	PR	12,891	26,047	553	13,613	25,878	39,491	13,443	26,048	-	2006(A)
LOS COLOBOS II	PR	14,894	30,681	1,025	15,142	31,458	46,600	16,337	30,263	-	2006(A)
MANATI VILLA MARIA SC	PR	2,781	5,673	1,794	2,607	7,641	10,248	4,501	5,747	-	2006(A)
PLAZA CENTRO - COSTCO	PR	3,628	10,752	(455)	3,866	10,059	13,925	5,279	8,646	-	2006(A)
PLAZA CENTRO - MALL	PR	19,873	58,719	2,543	19,408	61,727	81,135	28,023	53,112	-	2006(A)
PLAZA CENTRO - RETAIL	PR	5,936	16,510	362	6,026	16,782	22,808	7,631	15,177	-	2006(A)
PLAZA CENTRO - SAM'S CLUB	PR	6,643	20,225	(1,170)	6,520	19,178	25,698	17,974	7,724	-	2006(A)
PONCE TOWNE CENTER	PR	14,433	28,449	5,238	14,903	33,217	48,120	20,674	27,446	-	2006(A)
REXVILLE TOWN CENTER	PR	24,873	48,688	7,647	25,678	55,530	81,208	34,411	46,797	-	2006(A)
TRUJILLO ALTO PLAZA	PR	12,054	24,446	4,909	12,289	29,120	41,409	16,509	24,900	-	2006(A)
WESTERN PLAZA - MAYAGUEZ ONE	PR	10,858	12,253	794	11,242	12,663	23,905	10,248	13,657	-	2006(A)
WESTERN PLAZA - MAYAGUEZ TWO	PR	16,874	19,911	3,061	16,873	22,973	39,846	17,238	22,608	-	2006(A)
FOREST PARK	SC	1,920	9,545	485	1,920	10,030	11,950	2,575	9,375	-	2012(A)
ST. ANDREWS CENTER	SC	730	3,132	21,812	730	24,944	25,674	12,735	12,939	-	1978(C)
WESTWOOD PLAZA	SC	1,744	6,986	15,114	1,727	22,117	23,844	6,522	17,322	-	1995(A)
WOODRUFF SHOPPING CENTER	SC	3,110	15,501	1,357	3,465	16,503	19,968	5,238	14,730	-	2010(A)
HIGHLAND SQUARE	TN	1,302	2,130	-	1,302	2,130	3,432	18	3,414	-	2021(A)
MENDENHALL COMMONS	TN	1,272	14,826	-	1,272	14,826	16,098	666	15,432	-	2021(A)
OLD TOWNE VILLAGE	TN	-	4,134	4,602	-	8,736	8,736	6,589	2,147	-	1978(C)
THE COMMONS AT DEXTER LAKE	TN	1,554	14,649	-	1,554	14,649	16,203	726	15,477	-	2021(A)
THE COMMONS AT DEXTER LAKE II	TN	567	8,874	-	567	8,874	9,441	231	9,210	-	2021(A)
10-FEDERAL S.C.	TX	3,277	15,986	-	3,277	15,986	19,263	492	18,771	6,015	2021(A)
1934 WEST GRAY	TX	705	4,831	(18)	705	4,813	5,518	105	5,413	-	2021(A)
1939 WEST GRAY	TX	269	1,731	(7)	269	1,724	1,993	33	1,960	-	2021(A)
43RD STREET CHASE BANK BLDG	TX	497	1,703	-	497	1,703	2,200	27	2,173	-	2021(A)
ACCENT PLAZA	TX	500	2,831	5	500	2,836	3,336	1,828	1,508	-	1996(A)
ALABAMA SHEPHERD S.C.	TX	4,590	21,368	2	4,590	21,370	25,960	746	25,214	-	2021(A)
ATASCOCITA COMMONS SHOP.CTR.	TX	16,323	54,587	(173)	15,641	55,096	70,737	12,427	58,310	-	2013(A)
BAYBROOK GATEWAY	TX	9,441	44,160	-	9,441	44,160	53,601	1,401	52,200	-	2021(A)
BELLAIRE BLVD S.C.	TX	1,334	7,166	2	1,334	7,168	8,502	128	8,374	-	2021(A)
BLALOCK MARKET	TX	-	17,283	15	-	17,298	17,298	545	16,753	-	2021(A)
CENTER AT BAYBROOK	TX	6,941	27,727	11,963	6,928	39,703	46,631	20,940	25,691	-	1998(A)
CENTER OF THE HILLS	TX	2,924	11,706	3,983	2,924	15,689	18,613	7,671	10,942	-	2008(A)
CITADEL BUILDING	TX	4,046	12,824	32	4,046	12,856	16,902	156	16,746	-	2021(A)
CONROE MARKETPLACE	TX	18,869	50,757	(1,875)	10,842	56,909	67,751	11,469	56,282	-	2015(A)
COPPERFIELD VILLAGE SHOP.CTR.	TX	7,828	34,864	792	7,828	35,656	43,484	7,816	35,668	-	2015(A)
COPPERWOOD VILLAGE	TX	13,848	84,184	1,307	13,848	85,491	99,339	18,111	81,228	-	2015(A)
CYPRESS TOWNE CENTER	TX	6,034	-	1,910	2,252	5,692	7,944	1,715	6,229	-	2003(C)
CYPRESS TOWNE CENTER	TX	12,329	36,836	1,079	8,644	41,600	50,244	7,530	42,714	-	2016(A)
CYPRESS TOWNE CENTER (PHASE II)	TX	2,061	6,158	(1,361)	270	6,588	6,858	1,726	5,132	-	2016(A)
DRISCOLL AT RIVER OAKS-RESI	TX	1,244	145,366	-	1,244	145,366	146,610	1,357	145,253	-	2021(A)
FIESTA TARGET	TX	6,766	7,334	38	6,766	7,372	14,138	205	13,933	-	2021(A)
FIESTA TRAILS	TX	15,185	32,897	181	15,185	33,078	48,263	1,021	47,242	-	2021(A)
GALVESTON PLACE	TX	1,661	28,288	377	1,661	28,665	30,326	606	29,720	-	2021(A)
GATEWAY STATION	TX	1,374	28,145	4,061	1,375	32,205	33,580	7,596	25,984	-	2011(A)
GATEWAY STATION PHASE II	TX	4,140	12,020	954	4,143	12,971	17,114	1,821	15,293	-	2017(A)
GRAND PARKWAY MARKET PLACE II	TX	13,436	-	39,389	12,298	40,527	52,825	4,030	48,795	-	2015(C)
GRAND PARKWAY MARKETPLACE	TX	25,364	-	68,228	21,937	71,655	93,592	7,336	86,256	-	2014(C)
HARRISBURG PLAZA	TX	2,046	23,175	-	2,046	23,175	25,221	556	24,665	9,228	2021(A)
HEB - DAIRY ASHFORD & MEMORIAL	TX	1,076	5,324	-	1,076	5,324	6,400	74	6,326	-	2021(A)
HEIGHTS PLAZA	TX	5,423	10,140	-	5,423	10,140	15,563	381	15,182	-	2021(A)
I45/TELEPHONE RD.	TX	3,944	25,878	-	3,944	25,878	29,822	817	29,005	11,136	2021(A)
INDEPENDENCE PLAZA - LAREDO	TX	4,836	53,564	24	4,836	53,588	58,424	1,001	57,423	11,285	2021(A)
INDEPENDENCE PLAZA II - LAREDO	TX	2,482	21,418	-	2,482	21,418	23,900	672	23,228	-	2021(A)
KROGER PLAZA	TX	520	2,081	1,572	520	3,653	4,173	2,211	1,962	-	1995(A)
LAKE PRAIRIE TOWN CROSSING	TX	7,897	-	29,609	6,783	30,723	37,506	8,568	28,938	-	2006(C)
LAS TIENDAS PLAZA	TX	8,678	-	27,792	7,944	28,526	36,470	8,835	27,635	-	2005(C)
MONTGOMERY PLAZA	TX	10,739	63,065	217	10,739	63,282	74,021	14,928	59,093	24,977	2015(A)
MUELLER OUTPARCEL	TX	150	3,351	30	150	3,381	3,531	57	3,474	-	2021(A)
MUELLER REGIONAL RETAIL CENTER	TX	7,352	85,805	138	7,352	85,943	93,295	2,315	90,980	-	2021(A)
NORTH CREEK PLAZA	TX	5,044	34,756	(17)	5,044	34,739	39,783	1,096	38,687	-	2021(A)
OAK FOREST	TX	13,395	25,275	18	13,395	25,293	38,688	489	38,199	-	2021(A)
PLANTATION CENTRE	TX	2,325	34,494	60	2,325	34,554	36,879	868	36,011	-	2021(A)
PRESTON LEBANON CROSSING	TX	13,552	-	28,098	12,164	29,486	41,650	10,198	31,452	-	2006(C)
RANDALLS CENTER/KINGS CROSSING	TX	3,717	21,363	-	3,717	21,363	25,080	512	24,568	-	2021(A)
RICHMOND SQUARE	TX	7,568	15,432	(253)	7,568	15,179	22,747	209	22,538	-	2021(A)
RIVER OAKS S.C. EAST	TX	5,766	13,882	3	5,766	13,885	19,651	339	19,312	-	2021(A)
RIVER OAKS S.C. WEST	TX	14,185	138,022	705	14,185	138,727	152,912	2,693	150,219	-	2021(A)
ROCK PRAIRIE MARKETPLACE	TX	-	8,004	42	-	8,046	8,046	136	7,910	-	2021(A)
SHOPPES AT MEMORIAL VILLAGES	TX	-	41,493	105	-	41,598	41,598	858	40,740	-	2021(A)
SHOPS AT HILSHIRE VILLAGE	TX	11,206	19,092	12	11,206	19,104	30,310	496	29,814	-	2021(A)
SHOPS AT KIRBY DRIVE	TX	969	5,031	-	969	5,031	6,000	96	5,904	-	2021(A)
SHOPS AT THREE CORNERS	TX	7,094	59,795	(326)	7,094	59,469	66,563	1,230	65,333	-	2021(A)
SOUTHGATE S.C.	TX	5,315	20,025	26	5,315	20,051	25,366	391	24,975	6,173	2021(A)
STEVENS RANCH	TX	18,143	6,407	5	18,143	6,412	24,555	143	24,412	-	2021(A)
THE CENTRE AT COPPERFIELD	TX	6,723	22,525	569	6,723	23,094	29,817	5,683	24,134	-	2015(A)
THE CENTRE AT POST OAK	TX	12,642	100,658	9	12,642	100,667	113,309	2,276	111,033	-	2021(A)
THE SHOPPES @ WILDERNESS OAKS	TX	4,359	8,964	(552)	3,807	8,964	12,771	101	12,670	-	2021(A)
THOUSAND OAKS S.C.	TX	4,384	26,176	-	4,384	26,176	30,560	582	29,978	11,267	2021(A)
TOMBALL CROSSINGS	TX	8,517	28,484	916	7,965	29,952	37,917	6,729	31,188	-	2013(A)
TOMBALL MARKETPLACE	TX	4,280	31,793	-	4,280	31,793	36,073	951	35,122	-	2021(A)
TRENTON CROSSING - NORTH MCALLEN	TX	6,279	29,686	42	6,279	29,728	36,007	1,043	34,964	-	2021(A)
VILLAGE PLAZA AT BUNKER HILL	TX	21,320	233,086	133	21,320	233,219	254,539	3,940	250,599	71,711	2021(A)
WESTCHASE S.C.	TX	7,547	35,653	-	7,547	35,653	43,200	890	42,310	14,455	2021(A)
WESTHILL VILLAGE	TX	11,948	26,479	-	11,948	26,479	38,427	732	37,695	-	2021(A)
WOODBRIDGE SHOPPING CENTER	TX	2,569	6,814	500	2,569	7,314	9,883	2,384	7,499	-	2012(A)
BURKE TOWN PLAZA	VA	-	43,240	(5,676)	-	37,564	37,564	8,303	29,261	-	2014(A)
CENTRO ARLINGTON	VA	3,937	35,103	-	3,937	35,103	39,040	164	38,876	-	2021(A)
CENTRO ARLINGTON-RESI	VA	15,012	155,639	29	15,012	155,668	170,680	520	170,160	-	2021(A)
DOCSTONE COMMONS	VA	3,839	11,468	565	3,904	11,968	15,872	1,996	13,876	-	2016(A)
DOCSTONE O/P - STAPLES	VA	1,425	4,318	(828)	1,168	3,747	4,915	868	4,047	-	2016(A)
DULLES TOWN CROSSING	VA	53,285	104,176	321	53,285	104,497	157,782	25,869	131,913	-	2015(A)
GORDON PLAZA	VA	-	3,331	5	-	3,336	3,336	530	2,806	-	2017(A)
HILLTOP VILLAGE CENTER	VA	23,409	93,673	34	23,409	93,707	117,116	1,374	115,742	-	2021(A)
OLD TOWN PLAZA	VA	4,500	41,570	(14,866)	3,053	28,151	31,204	7,871	23,333	-	2007(A)
POTOMAC RUN PLAZA	VA	27,370	48,451	3,587	27,370	52,038	79,408	17,953	61,455	-	2008(A)
STAFFORD MARKETPLACE	VA	26,893	86,450	3,937	26,893	90,387	117,280	18,064	99,216	-	2015(A)
WEST ALEX - RETAIL	VA	6,043	55,434	-	6,043	55,434	61,477	610	60,867	-	2021(A)
WEST ALEX-OFFICE	VA	1,479	10,458	-	1,479	10,458	11,937	105	11,832	-	2021(A)
WEST ALEX-RESI	VA	15,892	65,282	2	15,892	65,284	81,176	1,095	80,081	-	2021(A)
AUBURN NORTH	WA	7,786	18,158	11,131	7,786	29,289	37,075	9,779	27,296	-	2007(A)
COVINGTON ESPLANADE	WA	6,009	47,941	(36)	6,009	47,905	53,914	651	53,263	-	2021(A)
FRANKLIN PARK COMMONS	WA	5,419	11,989	7,996	5,419	19,985	25,404	4,055	21,349	-	2015(A)
FRONTIER VILLAGE SHOPPING CTR.	WA	10,751	44,861	2,651	10,751	47,512	58,263	9,972	48,291	-	2012(A)
GATEWAY SHOPPING CENTER	WA	6,938	11,270	9,340	6,938	20,610	27,548	3,022	24,526	-	2016(A)
OLYMPIA WEST OUTPARCEL	WA	360	800	100	360	900	1,260	217	1,043	-	2012(A)
SILVERDALE PLAZA	WA	3,875	33,109	279	3,756	33,507	37,263	8,758	28,505	-	2012(A)
THE MARKETPLACE AT FACTORIA	WA	60,502	92,696	11,888	60,502	104,584	165,086	26,424	138,662	51,397	2013(A)
THE WHITTAKER	WA	15,799	23,508	-	15,799	23,508	39,307	432	38,875	-	2021(A)

OTHER PROPERTY INTERESTS
ASANTE RETAIL CENTER	AZ	8,703	3,406	(1,070)	11,039	-	11,039	-	11,039	-	2004(C)
GLADDEN FARMS	AZ	4,010	-	-	4,010	-	4,010	-	4,010	-	2021(A)
EPIC VILLAGE	FL	860	-	-	860	-	860	-	860	-	2021(A)
HOMESTEAD-WACHTEL LAND LEASE	FL	150	-	-	150	-	150	-	150	-	2013(A)
PALM COAST LANDING OUTPARCELS	FL	1,460	-	-	1,460	-	1,460	-	1,460	-	2021(A)
LAKE WALES S.C.	FL	601	-	-	601	-	601	-	601	-	2009(A)
TREASURE VALLEY	ID	6,501	-	(5,520)	520	461	981	461	520	-	2005(C)
LINWOOD-INDIANAPOLIS	IN	31	-	-	31	-	31	-	31	-	1991(A)
FLINT - VACANT LAND	MI	101	-	(10)	91	-	91	-	91	-	2012(A)
CHARLOTTE SPORTS & FITNESS CTR	NC	501	1,859	499	501	2,358	2,859	2,010	849	-	1986(A)
SURF CITY CROSSING	NC	5,260	-	-	5,260	-	5,260	-	5,260	-	2021(A)
THE SHOPPES AT CAVENESS FARMS	NC	5,470	-	-	5,470	-	5,470	-	5,470	-	2021(A)
WAKE FOREST CROSSING II - LAND ONLY	NC	520	-	-	520	-	520	-	520	-	2021(A)
WAKEFIELD COMMONS III	NC	6,506	-	(5,397)	787	322	1,109	278	831	-	2001(C)
WAKEFIELD CROSSINGS	NC	3,414	-	(3,277)	137	-	137	-	137	-	2001(C)
HILLSBOROUGH PROMENADE	NJ	11,887	-	(6,632)	5,006	249	5,255	97	5,158	-	2001(C)
JERICHO ATRIUM	NY	10,624	20,065	4,739	10,624	24,804	35,428	6,636	28,792	-	2016(A)
KEY BANK BUILDING	NY	1,500	40,487	(8,014)	669	33,304	33,973	21,646	12,327	-	2006(A)
MANHASSET CENTER (RESIDENTIAL)	NY	950	-	-	950	-	950	-	950	-	2012 (A)
MERRY LANE (PARKING LOT)	NY	1,486	2	1,398	1,486	1,400	2,886	-	2,886	-	2007(A)
NORTHPORT LAND PARCEL	NY	-	14	82	-	96	96	8	88	-	2012(A)
MCMINNVILLE PLAZA	OR	4,062	-	325	4,062	325	4,387	-	4,387	-	2006(C)
COULTER AVE. PARCEL	PA	578	1,348	16,244	16,795	1,375	18,170	83	18,087	-	2015(A)
1935 WEST GRAY	TX	780	-	-	780	-	780	-	780	-	2021(A)
2503 MCCUE, LLC	TX	-	2,287	-	-	2,287	2,287	168	2,119	-	2021(A)
CULLEN BLVD. AND EAST OREM DR.	TX	1,590	-	-	1,590	-	1,590	-	1,590	-	2021(A)
NORTH TOWNE PLAZA - BROWNSVILLE	TX	1,517	-	-	1,517	-	1,517	-	1,517	-	2021(A)
NW FREEWAY AT GESSNER	TX	220	-	-	220	-	220	-	220	-	2021(A)
RICHMOND SQUARE - PAD	TX	570	-	-	570	-	570	-	570	-	2021(A)
TEXAS CITY LAND	TX	1,000	-	-	1,000	-	1,000	-	1,000	-	2021(A)
WESTOVER SQUARE	TX	1,520	-	-	1,520	-	1,520	-	1,520	-	2021(A)
WESTWOOD CENTER - LAND ONLY	TX	910	-	-	910	-	910	-	910	-	2021(A)
BLUE RIDGE	Various	12,347	71,530	(52,751)	3,537	27,589	31,126	20,036	11,090	-	2005(A)
BALANCE OF PORTFOLIO (4)	Various	1,907	65,127	(31,994)	-	35,040	35,040	3,848	31,192	-

TOTALS		$4,054,026	$11,581,408	$2,416,837	$3,984,447	$14,067,824	$18,052,271	$3,010,699	$15,041,572	$448,652

(1)

The negative balance for costs capitalized subsequent to acquisition could include parcels/out-parcels sold, assets held-for-sale, provision for losses and/or demolition of part of a property for redevelopment.

(2)	Includes fair market value of debt adjustments, net and deferred financing costs, net.
(3)	Shopping center includes land held for development.
(4)	Includes fixtures, leasehold improvements and other costs capitalized.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021

(in thousands)

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements (in years)	5 to 50
Fixtures, building and leasehold improvements (including certain identified intangible assets)	Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $16.4 billion at December 31, 2021.

The changes in total real estate assets for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Balance, beginning of period	$12,068,827	$11,929,276	$11,877,190
Additions during period:
Acquisitions	5,765,363	10,449	43,971
Improvements	153,698	210,390	404,211
Transfers from unconsolidated joint ventures	785,334	-	-
Deductions during period:
Sales and assets held-for-sale	(205,057)	(30,764)	(307,608)
Transfers to operating lease right-of-use assets, net	-	-	(8,526)
Transfers to unconsolidated joint ventures	(433,829)	-	-
Adjustment for fully depreciated assets	(82,065)	(45,042)	(43,081)
Adjustment of property carrying values	-	(5,482)	(36,881)
Balance, end of period	$18,052,271	$12,068,827	$11,929,276

The changes in accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Balance, beginning of period	$2,717,114	$2,500,053	$2,385,288
Additions during period:
Depreciation for year	378,416	265,144	260,534
Deductions during period:
Sales and assets held-for-sale	(2,766)	(3,041)	(88,080)
Transfers to operating lease right-of-use assets, net	-	-	(1,342)
Adjustment for fully depreciated assets/other	(82,065)	(45,042)	(56,347)
Balance, end of period	$3,010,699	$2,717,114	$2,500,053

Reclassifications:

Certain amounts in the prior period have been reclassified in order to conform with the current period's presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2021

(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Original Face Amount of Mortgages	Carrying Amount of Mortgages (b)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgage Loans:
Retail
Mesa, AZ	12.00%	Aug-21	I	$-	$500	$500	$500
Pompano, FL	12.00%	Dec-22	I	-	25,000	25,000	-
Jacksonville, FL	10.00%	Nov-26	I	-	15,000	15,000	-
San Antonio, TX	12.50%	Sep-27	I	-	21,500	21,500	-
Las Vegas, NV	12.00%	May-33	I	-	3,075	3,075	-
Las Vegas, NV	7.00%	Oct-53	I	-	3,410	3,410	-

Nonretail
Commack, NY	7.41%	Oct-26	P&I	-	1,354	211	-
Melbourne, FL	6.88%	Dec-30	P&I	-	500	226	-

Other Financing Loans:
Nonretail
Borrower A	5.00%	Apr-22	P&I	-	175	105	-
Borrower B	7.00%	Mar-31	P&I	-	397	375	-
Borrower C	8.00%	Jun-22	I	-	5,000	5,000	-
Allowance for Credit losses:						(1,300)

				$-	$75,911	$73,102	$500

(a) I = Interest only; P&I = Principal & Interest.
(b) The aggregate cost for Federal income tax purposes was approximately $73.1 million as of December 31, 2021.

For a reconciliation of mortgage and other financing receivables from January 1, 2019 to December 31, 2021, see Footnote 13 of the Notes to the Consolidated Financial Statements included in this Form 10-K.

The Company feels it is not practicable to estimate the fair value of each receivable as quoted market prices are not available.

The cost of obtaining an independent valuation on these assets is deemed excessive considering the materiality of the total receivables.