Form 10-Q
period 2022-03-31
KIMCO REALTY CORP
filed 2022-04-29
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 20, 2022, the registrant had 618,006,814 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	March 31, 2022	December 31, 2021
Assets:
Real estate, net of accumulated depreciation and amortization of $3,128,182 and $3,010,699, respectively	$14,950,391	$15,035,900
Real estate under development	5,672	5,672
Investments in and advances to real estate joint ventures	1,013,940	1,006,899
Other investments	104,195	122,015
Cash and cash equivalents	370,318	334,663
Marketable securities	1,334,873	1,211,739
Accounts and notes receivable, net	253,687	254,677
Operating lease right-of-use assets, net	145,784	147,458
Other assets	364,721	340,176
Total assets (1)	$18,543,581	$18,459,199

Liabilities:
Notes payable, net	$7,110,804	$7,027,050
Mortgages payable, net	378,644	448,652
Dividends payable	5,366	5,366
Operating lease liabilities	122,615	123,779
Other liabilities	697,510	730,690
Total liabilities (2)	8,314,939	8,335,537
Redeemable noncontrolling interests	13,480	13,480

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 19,580 shares; Aggregate liquidation preference $489,500	20	20
Common stock, $.01 par value, authorized 750,000,000 shares; Issued and outstanding 618,002,532 and 616,658,593 shares, respectively	6,180	6,167
Paid-in capital	9,589,955	9,591,871
Retained earnings	412,659	299,115
Accumulated other comprehensive income	2,216	2,216
Total stockholders' equity	10,011,030	9,899,389
Noncontrolling interests	204,132	210,793
Total equity	10,215,162	10,110,182
Total liabilities and equity	$18,543,581	$18,459,199

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2022 and December 31, 2021 of $227,748 and $227,858, respectively. See Footnote 11 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at March 31, 2022 and December 31, 2021 of $151,955 and $153,924, respectively. See Footnote 11 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Revenues from rental properties, net	$422,654	$278,871
Management and other fee income	4,595	3,437
Total revenues	427,249	282,308

Operating expenses
Rent	(4,081)	(3,035)
Real estate taxes	(54,314)	(38,936)
Operating and maintenance	(69,225)	(46,520)
General and administrative	(29,948)	(24,478)
Impairment charges	(272)	-
Depreciation and amortization	(130,294)	(74,876)
Total operating expenses	(288,134)	(187,845)

Gain on sale of properties	4,193	10,005

Operating income	143,308	104,468

Other income/(expense)
Other income, net	5,983	3,357
Gain on marketable securities, net	121,764	61,085
Interest expense	(57,019)	(47,716)
Early extinguishment of debt charges	(7,173)	-

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	206,863	121,194

Benefit/(provision) for income taxes, net	153	(1,308)
Equity in income of joint ventures, net	23,570	17,752
Equity in income of other investments, net	5,373	3,787

Net income	235,959	141,425

Net loss/(income) attributable to noncontrolling interests	1,343	(3,483)

Net income attributable to the Company	237,302	137,942

Preferred dividends	(6,354)	(6,354)

Net income available to the Company's common shareholders	$230,948	$131,588

Per common share:
Net income available to the Company's common shareholders:
-Basic	$0.37	$0.30
-Diluted	$0.37	$0.30

Weighted average shares:
-Basic	614,767	430,524
-Diluted	616,758	432,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$235,959	$141,425
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-
Other comprehensive income	-	-

Comprehensive income	235,959	141,425

Comprehensive loss/(income) attributable to noncontrolling interests	1,343	(3,483)

Comprehensive income attributable to the Company	$237,302	$137,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands)

	Retained Earnings/ (Cumulative Distributions in Excess	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	of Net Income)	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at January 1, 2021	$(162,812)	$-	20	$20	432,519	$4,325	$5,766,511	$5,608,044	$62,210	$5,670,254
Net income	137,942	-	-	-	-	-	-	137,942	3,483	141,425
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(169)	(169)
Dividends declared to common and preferred shares	(80,039)	-	-	-	-	-	-	(80,039)	-	(80,039)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(370)	(370)
Issuance of common stock	-	-	-	-	1,442	14	(14)	-	-	-
Surrender of common stock	-	-	-	-	(521)	(5)	(9,087)	(9,092)	-	(9,092)
Exercise of common stock options	-	-	-	-	8	-	160	160	-	160
Amortization of equity awards	-	-	-	-	-	-	6,298	6,298	-	6,298
Balance at March 31, 2021	$(104,909)	$-	20	$20	433,448	$4,334	$5,763,868	$5,663,313	$65,154	$5,728,467

Balance at January 1, 2022	$299,115	$2,216	20	$20	616,659	$6,167	$9,591,871	$9,899,389	$210,793	$10,110,182
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	891	891
Net income/(loss)	237,302	-	-	-	-	-	-	237,302	(1,343)	235,959
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(333)	(333)
Dividends declared to common and preferred shares	(123,758)	-	-	-	-	-	-	(123,758)	-	(123,758)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(4,340)	(4,340)
Issuance of common stock	-	-	-	-	1,712	17	(17)	-	-	-
Surrender of common stock	-	-	-	-	(570)	(6)	(13,438)	(13,444)	-	(13,444)
Exercise of common stock options	-	-	-	-	128	1	2,567	2,568	-	2,568
Amortization of equity awards	-	-	-	-	-	-	7,437	7,437	-	7,437
Redemption/conversion of noncontrolling interests	-	-	-	-	73	1	1,535	1,536	(1,536)	-
Balance at March 31, 2022	$412,659	$2,216	20	$20	618,002	$6,180	$9,589,955	$10,011,030	$204,132	$10,215,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021

Cash flow from operating activities:
Net income	$235,959	$141,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,294	74,876
Impairment charges	272	-
Early extinguishment of debt charges	7,173	-
Equity award expense	7,513	6,457
Gain on sale of properties	(4,193)	(10,005)
Gain on marketable securities, net	(121,764)	(61,085)
Equity in income of joint ventures, net	(23,570)	(17,752)
Equity in income of other real estate investments, net	(5,373)	(3,787)
Distributions from joint ventures and other investments	25,925	19,198
Change in accounts and notes receivable, net	990	18,593
Change in accounts payable and accrued expenses	(14,897)	15,387
Change in other operating assets and liabilities, net	(43,778)	(34,936)
Net cash flow provided by operating activities	194,551	148,371

Cash flow from investing activities:
Acquisition of operating real estate	(18,671)	(84,312)
Improvements to operating real estate	(29,435)	(20,569)
Investment in marketable securities	(1,469)	-
Proceeds from sale of marketable securities	100	50
Investment in cost method investment	(3,000)	-
Investments in and advances to real estate joint ventures	(13,116)	(1,805)
Reimbursements of investments in and advances to real estate joint ventures	8,569	967
Investments in and advances to other investments	(8,445)	(419)
Reimbursements of investments in and advances to other investments	24,398	343
Investment in other financing receivable	(3,000)	(397)
Collection of mortgage loans receivable	43	37
Proceeds from sale of properties	8,410	22,181
Net cash flow used for investing activities	(35,616)	(83,924)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(85,683)	(12,272)
Principal payments on rental property debt	(2,600)	(2,661)
Proceeds from mortgage loan financings	19,000	-
Proceeds from issuance of unsecured notes	600,000	-
Repayments of unsecured notes	(500,000)	-
Financing origination costs	(10,165)	-
Payment of early extinguishment of debt charges	(6,470)	-
Contributions from noncontrolling interests	891	-
Redemption/distribution of noncontrolling interests	(4,673)	(539)
Dividends paid	(123,758)	(80,039)
Proceeds from issuance of stock, net	2,568	160
Shares repurchased for employee tax withholding on equity awards	(13,428)	(9,082)
Change in tenants' security deposits	1,038	650
Net cash flow used for financing activities	(123,280)	(103,783)

Net change in cash, cash equivalents and restricted cash	35,655	(39,336)
Cash, cash equivalents and restricted cash, beginning of the period	334,663	293,188
Cash, cash equivalents and restricted cash, end of the period	$370,318	$253,852

Interest paid during the period including payment of early extinguishment of debt charges of $6,470 and $0, respectively (net of capitalized interest of $102 and $296, respectively)	$60,213	$29,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation, a Maryland corporation, is North America’s largest publicly traded owner and operator of open-air, grocery-anchored shopping centers, including mixed-use assets. The terms “Kimco,” the “Company,” “we,” “our” and “us” each refers to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise. The Company, its affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, including mixed-use assets which are anchored generally by grocery stores, off-price retailers, home improvement centers, discounters and/or service-oriented tenants. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise.

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

Weingarten Merger

On August 3, 2021, Weingarten Realty Investors (“Weingarten”) merged with and into the Company, with the Company continuing as the surviving public company (the “Merger”), pursuant to the definitive merger agreement (the “Merger Agreement”) between the Company and Weingarten, entered into on April 15, 2021. Under the terms of the Merger Agreement, each Weingarten common share was entitled to 1.408 newly issued shares of the Company’s common stock plus $2.20 in cash, subject to certain adjustments specified in the Merger Agreement.

The following highlights the Company’s significant activity upon completion of the $4.1 billion strategic Merger with Weingarten on August 3, 2021:

●	Acquired 149 properties, including 30 held through joint venture programs.
●

Assumed senior unsecured notes of $1.5 billion (including $95.6 million in fair market value adjustments) and mortgage debt of $317.7 million (including $11.0 million in fair market value adjustments) encumbering 16 operating properties.

●	Issued 179.9 million shares of common stock valued at $3.8 billion and paid cash consideration of $0.3 billion.

See the Company's audited Annual Report on Form 10-K for the year ended December 31, 2021 (the “10-K”) for further disclosure regarding the Merger transaction.

COVID-19 Pandemic

The coronavirus disease 2019 (“COVID-19”) pandemic continues to impact the retail real estate industry for both landlords and tenants. The extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will continue to depend on future developments, which are uncertain at this time. The Company’s business, operations and financial results will depend on numerous evolving factors, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be taken in response to the pandemic, the distribution and effectiveness of vaccines, impacts on economic activity from the pandemic and actions taken in response, the effects of the pandemic on the Company’s tenants and their businesses and the ability of tenants to make their rental payments. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The development and distribution of COVID-19 vaccines has assisted in allowing many restrictions to be lifted, providing a path to recovery. The overall economy continues to recover but several issues including the lack of qualified employees, inflation risk, supply chain issues and new COVID-19 variants have impacted the pace of the recovery. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 10-K, as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its Condensed Consolidated Financial Statements.

New Accounting Pronouncements

The following table represents an Accounting Standards Update (“ASU”) to the FASB’s ASCs that, as of  March 31, 2022, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

		January 1, 2022	The adoption of this ASU did not impact the Company’s financial position and/or results of operations.

3. Real Estate

Acquisitions

During the three months ended March 31, 2022, the Company acquired two parcels for an aggregate purchase price of $18.6 million, in separate transactions, which are located in San Marcos, CA and Columbia, MD.

Dispositions

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Aggregate sales price	$8.7	$23.0
Gain on sale of properties (1)	$4.2	$10.0
Number of properties sold	-	1
Number of parcels sold	4	4

(1)	Before noncontrolling interests of $3.0 million and taxes of $1.0 million, for the three months ended March 31, 2021.

Assets Held-For-Sale

At March 31, 2022, the Company had a property and land parcel classified as held-for-sale at a net carrying amount of $13.7 million, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

4. Investments in and Advances to Real Estate Joint Ventures

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at March 31, 2022 and December 31, 2021 (dollars in millions):

	Ownership	The Company’s Investment
Joint Venture	Interest	March 31, 2022	December 31, 2021
Prudential Investment Program	15.0%	$154.8	$163.0
Kimco Income Opportunity Portfolio (“KIR”)	48.6%	192.3	186.0
Canada Pension Plan Investment Board (“CPP”)	55.0%	175.1	165.1
Other Institutional Joint Ventures	Various	279.3	281.8
Other Joint Venture Programs	Various	212.4	211.0
Total*		$1,013.9	$1,006.9

* Representing 117 property interests and 24.0 million square feet of GLA, as of March 31, 2022, and 120 property interests and 24.7 million square feet of GLA, as of December 31, 2021.

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended
	March 31,
Joint Venture	2022	2021
Prudential Investment Program	$2.4	$2.6
KIR	13.4	8.7
CPP	3.1	2.1
Other Institutional Joint Ventures	1.5	-
Other Joint Venture Programs	3.2	4.4
Total	$23.6	$17.8

During the three months ended March 31, 2022, certain of the Company’s real estate joint ventures disposed of three properties, in separate transactions, for an aggregate sales price of $81.5 million. These transactions resulted in an aggregate net gain to the Company of $2.6 million for the three months ended March 31, 2022.

During the three months ended March 31, 2021, certain of the Company’s real estate joint ventures disposed of two properties, in separate transactions, for an aggregate sales price of $53.7 million. These transactions resulted in an aggregate net gain to the Company of $4.2 million for the three months ended March 31, 2021.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2022 and December 31, 2021 (dollars in millions):

	As of March 31, 2022			As of December 31, 2021
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$416.0	2.30%	43.0	$426.9	2.02%	45.6
KIR	468.7	2.74%	25.1	492.6	2.55%	27.9
CPP	83.9	2.20%	52.1	84.2	1.85%	55.0
Other Institutional Joint Ventures	233.0	2.00%	56.7	232.9	1.65%	59.7
Other Joint Venture Programs	401.5	3.63%	80.1	402.1	3.58%	83.0
Total	$1,603.1			$1,638.7

* Includes extension options

5. Other Investments

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of March 31, 2022, the Company’s net investment under the Preferred Equity Program was $74.2 million relating to 21 properties. During the three months ended March 31, 2022 and 2021, the Company recognized net income of $5.9 million and $3.2 million from its preferred equity investments, respectively. These amounts are included in Equity in income of other investments, net on the Company’s Condensed Consolidated Statements of Income.

The Company has an investment with a funding commitment of $25.0 million, of which $9.4 million has been funded as of March 31, 2022.

6. Marketable Securities

The amortized cost and unrealized gains, net of marketable securities as of March 31, 2022 and December 31, 2021, are as follows (in thousands):

	As of March 31, 2022	As of December 31, 2021
Marketable securities:
Amortized cost	$115,529	$114,159
Unrealized gains, net	1,219,344	1,097,580
Total fair value	$1,334,873	$1,211,739

During the three months ended March 31, 2022 and 2021, the Company recognized net unrealized gains on marketable securities of $121.8 million and $61.1 million, respectively. These net unrealized gains are included in Gain on marketable securities, net on the Company’s Condensed Consolidated Statements of Income.

7. Accounts and Notes Receivable

The components of accounts and notes receivable, net of potentially uncollectible amounts as of March 31, 2022 and December 31, 2021, are as follows (in thousands):

	As of March 31, 2022	As of December 31, 2021
Billed tenant receivables	$34,393	$20,970
Unbilled common area maintenance, insurance and tax reimbursements	33,223	55,283
Deferred rent receivables	3,671	5,029
Other receivables	16,833	15,725
Straight-line rent receivables	165,567	157,670
Total accounts and notes receivable, net	$253,687	$254,677

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

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three months ended March 31, 2022 and 2021, is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease income:
Fixed lease income (1)	$331,998	$213,005
Variable lease income (2)	83,447	60,312
Above-market and below-market leases amortization, net	4,297	5,702
Adjustments for potentially uncollectible revenues and disputed amounts (3)	2,912	(148)
Total lease income	$422,654	$278,871

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)	The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts primarily due to the COVID-19 pandemic.

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from one to 64 years, some of which include options to extend the terms for up to an additional 75 years.

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating and finance leases as of March 31, 2022 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	25.6	1.8
Weighted-average discount rate	6.62%	4.44%

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease cost:
Finance lease cost	$327	$-
Operating lease cost	2,983	2,830
Variable lease cost	1,407	683
Total lease cost	$4,717	$3,513

9. Notes and Mortgages Payable

Notes Payable

The Company has a $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks which is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (1.22% as of March 31, 2022), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of March 31, 2022, the Credit Facility had no outstanding balance, appropriations for letters of credit of $1.9 million and the Company was in compliance with its covenants.

In February 2022, the Company issued $600.0 million of senior unsecured notes, which are scheduled to mature in April 2032 and accrue interest at a rate of 3.20% per annum. Proceeds from this issuance were used for general corporate purposes, including the early redemption of the Company’s $500.0 million 3.40% senior unsecured notes, which were scheduled to mature in November 2022. As a result of this redemption, the Company incurred a prepayment charge of $6.5 million and $0.7 million in write-off of deferred financing costs during the three months ended March 31, 2022.

Mortgages Payable

During the three months ended March 31, 2022, the Company (i) obtained a $19.0 million mortgage relating to a consolidated joint venture operating property and (ii) repaid $85.9 million of mortgage debt (including fair market value adjustment of $0.2 million) that encumbered four operating properties.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at January 1,	$13,480	$15,784
Fair value allocation to partnership interest	-	2,068
Net income	333	169
Distributions	(333)	(169)
Balance at March 31,	$13,480	$17,852

11. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at March 31, 2022 and December 31, 2021 are 33 and 34 consolidated entities, respectively, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At March 31, 2022, total assets of these VIEs were $1.6 billion and total liabilities were $152.0 million. At December 31, 2021, total assets of these VIEs were $1.6 billion and total liabilities were $153.9 million.

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

	As of March 31, 2022	As of December 31, 2021
Number of unencumbered VIEs	29	30
Number of encumbered VIEs	4	4
Total number of consolidated VIEs	33	34

Restricted Assets:
Real estate, net	$220.7	$222.9
Cash and cash equivalents	3.1	2.0
Accounts and notes receivable, net	2.2	2.0
Other assets	1.7	1.0
Total Restricted Assets	$227.7	$227.9

VIE Liabilities:
Mortgages payable, net	$79.7	$78.9
Accounts payable and accrued expenses	10.0	11.8
Operating lease liabilities	6.7	6.7
Other liabilities	55.6	56.5
Total VIE Liabilities	$152.0	$153.9

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1)	$7,110,804	$6,875,691	$7,027,050	$7,330,723
Mortgages payable, net (2)	$378,644	$361,700	$448,652	$449,758

(1)

The Company determined that the valuation of its senior unsecured notes were classified within Level 2 of the fair value hierarchy and its Credit Facility was classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2, as of March 31, 2022 and December 31, 2021, were $6.9 billion and $7.3 billion, respectively.

(2)	The Company determined that its valuation of its mortgages payable were classified within Level 3 of the fair value hierarchy.

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

The table below presents the Company’s financial assets measured at fair value on a recurring basis at  March 31, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2022	Level 1	Level 2	Level 3

Marketable equity securities	$1,334,873	$1,334,873	$-	$-

	Balance at December 31, 2021	Level 1	Level 2	Level 3

Marketable equity securities	$1,211,739	$1,211,739	$-	$-

The table below presents the Company’s assets measured at fair value on a non-recurring basis at December 31, 2021 (in thousands):

	Balance at December 31, 2021	Level 1	Level 2	Level 3

Other investments	$9,834	$-	$-	$9,834

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

13. Incentive Plans

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan (together with the 2020 Plan, the “Plans”) that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards. At March 31, 2022, the Company had 6.8 million shares of common stock available for issuance under the 2020 Plan.

The Company accounts for equity awards in accordance with FASB’s Compensation – Stock Compensation guidance, which requires that all share-based payments to employees, including grants of employee stock options, restricted stock and performance shares, be recognized in the Condensed Consolidated Statements of Income over the service period based on their fair values. Fair value of performance awards is determined using the Monte Carlo method which is intended to estimate the fair value of the awards at the grant date. Fair value of restricted shares is calculated based on the price on the date of grant.

The Company recognized expenses associated with its equity awards of $7.5 million and $6.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had $62.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 3.2 years.

14. Stockholders’ Equity

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below:

As of March 31, 2022 and December 31, 2021
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	9,000	$225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		19,580	$489,500

Common Stock

The Company has a share repurchase program, which is scheduled to expire February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended March 31, 2022. As of March 31, 2022, the Company had $224.9 million available under this share repurchase program.

During August 2021, the Company established an at-the-market continuous offering program (the “ATM program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. The Company did not issue any shares under the ATM program during the three months ended March 31, 2022. As of March 31, 2022, the Company had $422.4 million available under this ATM program.

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Three Months Ended March 31,
	2022	2021
Common Shares	$0.19000	$0.17000
Class L Depositary Shares	$0.32031	$0.32031
Class M Depositary Shares	$0.32813	$0.32813

15. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Surrender of common stock	$13,444	$9,092
Declaration of dividends paid in succeeding period	$5,366	$5,366
Capital expenditures accrual	$33,885	$36,062
Lease liabilities arising from obtaining operating right-of-use assets	$-	$553
Allocation of fair value to noncontrolling interests	$-	$2,068
Decrease in redeemable noncontrolling interests from redemption of units for common stock	$1,536	$-
Purchase price fair value adjustment to prepaid rent	$-	$15,620

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Condensed Consolidated Balance Sheets to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	As of March 31, 2022	As of December 31, 2021
Cash and cash equivalents	$367,331	$325,631
Restricted cash	2,987	9,032
Total cash, cash equivalents and restricted cash	$370,318	$334,663

16. Commitments and Contingencies

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program.  At March 31, 2022, these letters of credit aggregated $42.6 million.

Funding Commitments

The Company has an investment with a funding commitment of $25.0 million, of which $9.4 million has been funded as of March 31, 2022.

Defined Benefit Plan

The Company’s noncontributory qualified cash balance retirement plan (the “Benefit Plan”) was terminated as of December 31, 2021.  No contributions are anticipated to be made to the Benefit Plan during 2022.

Other

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied.  These bonds expire upon the completion of the improvements and infrastructure.  As of March 31, 2022, there were $12.3 million in performance and surety bonds outstanding.

In connection with the Merger, the Company now provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $49.7 million outstanding at March 31, 2022. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date.  The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of March 31, 2022.

17. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended
	March 31,
	2022	2021
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$230,948	$131,588
Earnings attributable to participating securities	(1,360)	(792)
Net income available to the Company’s common shareholders for basic earnings per share	229,588	130,796
Distributions on convertible units	11	9
Net income available to the Company’s common shareholders for diluted earnings per share	$229,599	$130,805

Weighted average common shares outstanding – basic	614,767	430,524
Effect of dilutive securities (1):
Equity awards	1,874	1,606
Assumed conversion of convertible units	117	134
Weighted average common shares outstanding – diluted	616,758	432,264

Net income available to the Company's common shareholders:
Basic earnings per share	$0.37	$0.30
Diluted earnings per share	$0.37	$0.30

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 0.8 million stock options that were not dilutive as of March 31, 2021.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “commit,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (iv) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (v) the Company’s ability to raise capital by selling its assets, (vi) increases in operating costs due to inflation and supply chain issues, (vii) risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the combined company following the merger between Kimco and Weingarten Realty Investors (the "Merger"), (viii) the possibility that, if the Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline, (ix) changes in governmental laws and regulations and management’s ability to estimate the impact of such changes, (x) valuation and risks related to the Company’s joint venture and preferred equity investments, (xi) valuation of marketable securities and other investments, including the shares of Albertsons Companies, Inc. common stock held by the Company, (xii) impairment charges, (xiii) pandemics or other health crises, such as coronavirus disease 2019 (“COVID-19”), (xiv) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (xv) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (xvi) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xvii) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity, and (xviii) the other risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2021. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes in the Current Reports on Form 8-K that the Company files with the Securities and Exchange Commission (“SEC”).

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of March 31, 2022, the Company had interests in 537 U.S. shopping center properties, aggregating 92.7 million square feet of gross leasable area (“GLA”), located in 29 states. In addition, the Company had 32 other property interests, primarily through the Company’s preferred equity investments and other investments, totaling 6.2 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

Weingarten Merger

On August 3, 2021, Weingarten Realty Investors ("Weingarten") merged with and into the Company, with the Company continuing as the surviving public company, pursuant to the definitive merger agreement (the “Merger Agreement”) between the Company and Weingarten which was entered into on April 15, 2021. The Merger brought together two industry-leading retail real estate platforms with highly complementary portfolios and created the preeminent open-air shopping center and mixed-use real estate owner in the country. As a result of the Merger, the Company acquired 149 properties, including 30 held through joint venture programs. The increased scale in targeted growth markets, coupled with a broader pipeline of redevelopment opportunities, has positioned the combined company to create significant value for its shareholders.

COVID-19 Pandemic

The COVID-19 pandemic has resulted in a widespread health crisis that adversely affected businesses, economies and financial markets worldwide. The COVID-19 pandemic significantly impacted the retail sector in which the Company operates. The majority of the Company’s tenants and their operations have been, and may continue to be impacted. Through the duration of the pandemic, a substantial number of tenants had to temporarily or permanently close their business, shortened their operating hours or offer reduced services for some period of time. The development and distribution of COVID-19 vaccines has assisted in allowing many restrictions to be lifted, providing a path to recovery. The overall economy continues to recover but several issues including the lack of qualified employees, inflation risk, supply chain issues and new COVID-19 variants have impacted the pace of the recovery.

The Company continues to monitor the impact of COVID-19 on the Company’s business, its tenants' industries and the general economic, financial and social conditions. The magnitude and duration of the COVID-19 pandemic and its impact on the Company’s operations and liquidity remains uncertain as the pandemic continues to evolve globally and within the United States. If the Company determines that any of its assets are impaired as a result of the COVID-19 pandemic, the Company would be required to take impairment charges, and such amounts could be material. The Company did not incur any impairment charges during the three months ended March 31, 2022 relating to COVID-19.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2022, as compared to the corresponding period in 2021 (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021	Change
Revenues
Revenues from rental properties, net	$422,654	$278,871	$143,783
Management and other fee income	4,595	3,437	1,158
Operating expenses
Rent (1)	(4,081)	(3,035)	(1,046)
Real estate taxes	(54,314)	(38,936)	(15,378)
Operating and maintenance (2)	(69,225)	(46,520)	(22,705)
General and administrative (3)	(29,948)	(24,478)	(5,470)
Impairment charges	(272)	-	(272)
Depreciation and amortization	(130,294)	(74,876)	(55,418)
Gain on sale of properties	4,193	10,005	(5,812)
Other income/(expense)
Other income, net	5,983	3,357	2,626
Gain on marketable securities, net	121,764	61,085	60,679
Interest expense	(57,019)	(47,716)	(9,303)
Early extinguishment of debt charges	(7,173)	-	(7,173)
Benefit/(provision) for income taxes, net	153	(1,308)	1,461
Equity in income of joint ventures, net	23,570	17,752	5,818
Equity in income of other investments, net	5,373	3,787	1,586
Net loss/(income) attributable to noncontrolling interests	1,343	(3,483)	4,826
Preferred dividends	(6,354)	(6,354)	-
Net income available to the Company's common shareholders	$230,948	$131,588	$99,360
Net income available to the Company's common shareholders:
Diluted per common share	$0.37	$0.30	$0.07

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
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

Net income available to the Company’s common shareholders was $230.9 million for the three months ended March 31, 2022, as compared to $131.6 million for the comparable period in 2021. On a diluted per common share basis, net income available to the Company’s common shareholders for the three months ended March 31, 2022 was $0.37, as compared to $0.30 for the comparable period in 2021.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Income that the Company believes changed significantly and affected Net income available to the Company's common shareholders during the three months ended March 31, 2022, as compared to the corresponding period in 2021:

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $143.8 million for the three months ended March 31, 2022, as compared to the corresponding period in 2021, is primarily from (i) an increase in revenues of $133.2 million due to properties acquired during 2022 and 2021, including the impact of the Merger, (ii) a net increase in revenues from tenants of $10.0 million primarily due to an increase in leasing activity and net growth in the current portfolio, (iii) an increase in net straight-line rental income of $5.2 million primarily due to an increase in leasing activity and a decrease in reserves and (iv) a net decrease in credit losses from tenants of $2.5 million primarily due to increased collections, partially offset by (v) a decrease in lease termination fee income of $5.1 million and (vi) a decrease in revenues of $2.0 million due to dispositions during 2022 and 2021.

Real estate taxes –

The increase in Real estate taxes of $15.4 million for the three months ended March 31, 2022, as compared to the corresponding period in 2021, is primarily due to properties acquired during 2022 and 2021, including the impact of the Merger.

Operating and maintenance –

The increase in Operating and maintenance expense of $22.7 million for the three months ended March 31, 2022, as compared to the corresponding period in 2021 is primarily due to properties acquired during 2022 and 2021, including the impact of the Merger.

General and administrative –

The increase in General and administrative expense of $5.5 million is primarily due to an increase in employee-related expenses resulting from additional employees hired in connection with the Merger.

Depreciation and amortization –

The increase in Depreciation and amortization of $55.4 million for the three months ended March 31, 2022, as compared to the corresponding period in 2021, is primarily due to (i) an increase of $58.8 million resulting from properties acquired during 2022 and 2021, including the impact of the Merger, partially offset by (ii) a decrease of $3.4 million due to write-offs of depreciable assets primarily due to tenant vacates and property dispositions.

Gain on sale of properties –

During the three months ended March 31, 2022, the Company disposed of four land parcels, in separate transactions, for an aggregate sales price of $8.7 million, which resulted in aggregate gains of $4.2 million. During the three months ended March 31, 2021, the Company disposed of an operating property and four land parcels, in separate transactions, for an aggregate sales price of $23.0 million, which resulted in aggregate gains of $10.0 million.

Gain on marketable securities, net –

The increase in Gain on marketable securities, net of $60.7 million for the three months ended March 31, 2022, as compared to the corresponding period in 2021, is primarily the result of mark-to-market fluctuations of the shares of Albertsons Companies, Inc. “ACI” common stock held by the Company.

Interest expense –

The increase in Interest expense of $9.3 million for the three months ended March 31, 2022, as compared to the corresponding period in 2021, is primarily due (i) increased levels of borrowings resulting from the assumptions of unsecured notes and mortgages in connection with the Merger and public debt offerings, partially offset by (ii) the repayment of unsecured notes and mortgages during 2022 and 2021.

Early extinguishment of debt charges –

During the three months ended March 31, 2022, the Company redeemed its $500.0 million 3.40% senior unsecured notes, which were scheduled to mature in November 2022. As a result, the Company incurred a prepayment charge of $6.5 million and $0.7 million in write-off of deferred financing costs during the three months ended March 31, 2022.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $5.8 million for the three months ended March 31, 2022, as compared to the corresponding period in 2021, is primarily due to (i) an increase in equity in income of $5.3 million within various joint venture investments during 2022, as compared to the corresponding period in 2021, primarily resulting from a decrease in credit losses due to collections from tenants, including straight-line rental income, (ii) an increase in equity in income of $2.3 million from ownership interests acquired in unconsolidated joint ventures in connection with the Merger and (iii) a decrease in impairment charges of $0.5 million recognized during 2022, as compared to the corresponding period in 2021, partially offset by (iv) a decrease in net gains of $2.3 million resulting from the sale of properties within various joint venture investments during 2022, as compared to the corresponding period in 2021.

Net loss/(income) attributable to noncontrolling interests –

The change in Net loss/(income) attributable to noncontrolling interests of $4.8 million for the three months ended March 31, 2022, as compared to the corresponding period in 2021, is primarily due to (i) a decrease in net gain on sale of properties within consolidated joint ventures during 2022, as compared to the corresponding period in 2021, partially offset by (ii) an increase in net income attributable to noncontrolling interests recognized in connection with consolidated joint ventures acquired in the Merger.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of March 31, 2022, the Company had interests in 537 U.S. shopping center properties, aggregating 92.7 million square feet of gross leasable area (“GLA”), located in 29 states. At March 31, 2022, the Company’s five largest tenants were TJX Companies, The Home Depot, Albertsons, Ross Stores and Amazon/Whole Foods, which represented 3.7%, 2.2%, 1.9%, 1.9% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, and immediate access to the Company’s unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.0 billion which can be increased to $2.75 billion through an accordion feature. In addition, the Company holds 39.8 million shares of ACI, which are subject to certain contractual lock-up provisions that are scheduled to expire on June 25, 2022.

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility and the issuance of equity, public debt, as well as other debt and equity alternatives, and the sale of marketable equity securities, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A. Risk Factors of our 10-K.

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash, cash equivalents and restricted cash, beginning of the period	$334,663	$293,188
Net cash flow provided by operating activities	194,551	148,371
Net cash flow used for investing activities	(35,616)	(83,924)
Net cash flow used for financing activities	(123,280)	(103,783)
Net change in cash, cash equivalents and restricted cash	35,655	(39,336)
Cash, cash equivalents and restricted cash, end of the period	$370,318	$253,852

Operating Activities

Net cash flow provided by operating activities for the three months ended March 31, 2022 was $194.6 million, as compared to $148.4 million for the comparable period in 2021. The increase of $46.2 million is primarily attributable to:

●	the acquisition of operating properties during 2022 and 2021, including those acquired from the Merger;
●	new leasing, expansion and re-tenanting of core portfolio properties; and
●	an increase in distributions from the Company’s joint ventures programs, partially offset by
●	changes in assets and liabilities due to timing of receipts and payments; and
●	the disposition of operating properties in 2022 and 2021.

Investing Activities

Net cash flow used for investing activities was $35.6 million for the three months ended March 31, 2022, as compared to $83.9 million for the comparable period in 2021.

Investing activities during the three months ended March 31, 2022 primarily consisted of:

Cash inflows:

●	$33.0 million in reimbursements of investments in and advances to real estate joint ventures and other investments; and
●	$8.4 million in proceeds from the sale of four land parcels.

Cash outflows:

●	$29.4 million for improvements to operating real estate primarily related to tenant improvements and the Company’s active redevelopment pipeline;
●

$21.6 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio and partner buyouts, and investments in other investments, primarily related to funding commitments for certain investments;

●	$18.7 million for the acquisition of two parcels;
●	$3.0 million for investment in other financing receivable; and
●	$3.0 million for investment in cost method investment.

Investing activities during the three months ended March 31, 2021 primarily consisted of:

Cash inflows:

●	$22.2 million in proceeds from the sale of a consolidated operating property and four parcels.

Cash outflows:

●	$84.3 million for the acquisition of two consolidated operating properties;
●	$20.6 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline; and
●

$2.2 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company's joint venture portfolio, and investments in other real estate investments, primarily related to repayment of a mortgage within the Company's Preferred Equity Program.

Acquisition of Operating Real Estate –

During the three months ended March 31, 2022 and 2021, the Company expended $18.7 million and $84.3 million, respectively, towards the acquisition of operating real estate properties. The Company anticipates spending approximately $100.0 million to $200.0 million towards the acquisition of operating properties for the remainder of 2022. The Company intends to fund these acquisitions with cash on hand, cash flow from operating activities, proceeds from property dispositions and/or availability under its Credit Facility.

Improvements to Operating Real Estate –

During the three months ended March 31, 2022 and 2021, the Company expended $29.4 million and $20.6 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Redevelopment and renovations	$12,274	$12,908
Tenant improvements and tenant allowances	17,161	7,661
Total improvements (1)	$29,435	$20,569

(1)

During the three months ended March 31, 2022 and 2021, the Company capitalized payroll of $0.4 million and $1.5 million, respectively, and capitalized interest of $0.1 million and $0.3 million, respectively, in connection with the Company’s improvements to operating real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2022 will be approximately $125.0 million to $175.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities and/or availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $123.3 million for the three months ended March 31, 2022, as compared to $103.8 million for the comparable period in 2021.

Financing activities during the three months ended March 31, 2022 primarily consisted of:

Cash inflows:

●	$600.0 million in proceeds from issuance of 3.20% senior unsecured notes due in 2032; and
●	$19.0 million in proceeds from mortgage loan financing.

Cash outflows:

●	$500.0 million for repayment of its 3.40% senior unsecured notes;
●	$123.8 million of dividends paid;
●	$88.3 million in principal payment on debt, including normal amortization of rental property debt;
●	$13.4 million in shares repurchased for employee tax withholding on equity awards;
●	$10.2 million in financing origination costs, in connection with the Company’s issuance of $600.0 million 3.20% senior unsecured notes;
●	$6.5 million for payment of early extinguishment of debt charges; and
●	$4.7 million in redemption/distribution of noncontrolling interests.

Financing activities during the three months ended March 31, 2021 primarily consisted of:

Cash outflows:

●	$80.0 million of dividends paid;
●	$14.9 million in principal payment on debt, including normal amortization of rental property debt; and
●	$9.1 million in shares repurchased for employee tax withholding on equity awards.

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

Debt maturities for the remainder of 2022 consist of: $333.5 million of consolidated debt and $101.2 million of unconsolidated joint venture debt, assuming the utilization of extension options where available. The 2022 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Credit Facility and public debt offerings, as deemed appropriate. The 2022 debt maturities on properties in the Company’s unconsolidated joint ventures are anticipated to be repaid through operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales of the respective entities and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain or improve its unsecured debt ratings. The Company may, from time to time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $16.8 billion. Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air, grocery anchored shopping centers and mixed-use assets, expanding and improving properties in the portfolio and other investments.

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

Common Stock –

During August 2021, the Company established an at-the-market continuous offering program (the “ATM program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. The Company did not issue any shares under the ATM program during the three months ended March 31, 2022. As of March 31, 2022, the Company had $422.4 million available under this ATM program.

The Company has a share repurchase program, which is scheduled to expire on February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended March 31, 2022. As of March 31, 2022, the Company had $224.9 million available under this share repurchase program.

Senior Notes –

In February 2022, the Company issued $600.0 million of senior unsecured notes, which are scheduled to mature in April 2032 and accrue interest at a rate of 3.20% per annum. Proceeds from this issuance were used for general corporate purposes, including the early redemption of the Company’s $500.0 million 3.40% senior unsecured notes outstanding, which were scheduled to mature in November 2022. As a result of this redemption, the Company incurred a prepayment charge of $6.5 million and $0.7 million in write-off of deferred financing costs during the three months ended March 31, 2022.

The Company’s indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of March 31, 2022
Consolidated Indebtedness to Total Assets	<60%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.4x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.5x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; and the Seventh Supplemental Indenture dated as of April 24, 2014, each as filed with the SEC. In connection with the Merger, the Company assumed senior unsecured notes which have covenants that are similar to the Company’s existing debt covenants for its senior unsecured notes. Please refer to the Indenture dated May 1, 1995 filed with Weingarten’s Form S-3 to the Registration Statement, with the Securities and Exchange Commission on May 1, 1995, the First Supplemental Indenture, dated as of August 2, 2006 filed with Weingarten’s Current Report on Form 8-K dated August 2, 2006, and the Second Supplemental Indenture, dated as of October 9, 2012 filed with Weingarten’s Current Report on Form 8-K dated October 9, 2012. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2021 for specific filing information.

Credit Facility –

In February 2020, the Company obtained a $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (1.22% as of March 31, 2022), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of March 31, 2022, the Credit Facility had no outstanding balance and appropriations for letters of credit of $1.9 million.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of March 31, 2022
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	38%
Total Priority Indebtedness to GAV	<35%	1%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.6x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	4.1x

For a full description of the Credit Facility’s covenants, refer to the Amended and Restated Credit Agreement dated as of February 27, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2020.

Mortgages Payable –

During the three months ended March 31, 2022, the Company (i) issued $19.0 million in mortgage debt relating to a consolidated joint venture operating property and (ii) repaid $85.9 million of mortgage debt (including fair market value adjustment of $0.2 million) that encumbered four operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of March 31, 2022, the Company had over 480 unencumbered property interests in its portfolio.

Other –

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied.  These bonds expire upon the completion of the improvements and infrastructure.  As of March 31, 2022, there were $12.3 million in performance and surety bonds outstanding.

In connection with the Merger, the Company now provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $49.7 million outstanding at March 31, 2022. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date.  The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

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

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio that reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid for common and preferred issuances of stock for the three months ended March 31, 2022 and 2021 were $123.8 million and $80.0 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On February 1, 2022, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M) which were paid on April 15, 2022 to shareholders of record on April 1, 2022. In addition, the Company’s Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable to shareholders of record on March 10, 2022, which was paid on March 24, 2022.

On April 26, 2022, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M), which are scheduled to be paid on July 15, 2022, to shareholders of record on July 1, 2022. Additionally, on April 26, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share, representing a 5.3% increase from the prior quarterly dividend of $0.19, payable on June 23, 2022 to shareholders of record on June 9, 2022.

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

	Three Months Ended March 31,
	2022	2021
Net income available to the Company’s common shareholders	$230,948	$131,588
Gain on sale of properties	(4,193)	(10,005)
Gain on sale of joint venture properties	(2,986)	(5,283)
Depreciation and amortization - real estate related	129,461	74,113
Depreciation and amortization - real estate joint ventures	16,885	10,007
Impairment charges	700	1,068
Profit participation from other investments, net	(3,663)	195
Gain on marketable securities, net	(121,764)	(61,085)
(Benefit)/provision for income taxes (1)	(11)	1,046
Noncontrolling interests (1)	(4,730)	2,626
FFO available to the Company’s common shareholders (3)	$240,647	$144,270
Weighted average shares outstanding for FFO calculations:
Basic	614,767	430,524
Units	2,546	654
Dilutive effect of equity awards	1,874	1,606
Diluted (2)	619,187	432,784

FFO per common share – basic	$0.39	$0.34
FFO per common share – diluted (2)	$0.39	$0.33

(1)	Related to gains, impairments, and depreciation on properties, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $473 and $97 for the three months ended March 31, 2022 and 2021, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted FFO per share calculations.

(3)	Includes Early extinguishment of debt charges $7.2 million recognized during the three months ended March 31, 2022.

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

For the three months ended March 31, 2022, and 2021, the Company included Same property NOI from the Weingarten properties acquired through the Merger, as the Company owned these properties for the full three months ended March 31, 2022. The amount of the adjustment relating to Weingarten Same property NOI for the three months ended March 31, 2021, included in the table below, represents the Same property NOI from Weingarten properties prior to the Merger, which is not included in the Company's Net income available to the Company’s common shareholders for the corresponding period.

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

The following is a reconciliation of net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income available to the Company’s common shareholders	$230,948	$131,588
Adjustments:
Management and other fee income	(4,595)	(3,437)
General and administrative	29,948	24,478
Impairment charges	272	-
Depreciation and amortization	130,294	74,876
Gain on sale of properties	(4,193)	(10,005)
Interest and other expense, net	58,209	44,359
Gain on marketable securities, net	(121,764)	(61,085)
(Benefit)/provision for income taxes, net	(153)	1,308
Equity in income of other investments, net	(5,373)	(3,787)
Net (loss)/income attributable to noncontrolling interests	(1,343)	3,483
Preferred dividends	6,354	6,354
Weingarten same property NOI (1)	-	91,950
Non same property net operating income	(17,419)	(17,422)
Non-operational expense from joint ventures, net	19,684	11,963
Same property NOI	$320,869	$294,623

(1)

Amounts for the three months ended March 31, 2021, represent the Same property NOIs from Weingarten properties, not included in the Company's Net income available to the Company's common shareholders for the same period.

Same property NOI increased by $26.2 million or 8.9% for the three months ended March 31, 2022, as compared to the corresponding period in 2021. This increase is primarily the result of (i) an increase in net operating income of $21.6 million primarily related to an increase in leasing activity and a decrease in tenant rent abatements and vacancies as a result of the COVID-19 pandemic and (ii) a decrease in credit losses of $5.0 million due to increased collections, partially offset by (iii) an increase in non-recoverable operating expenses of $0.4 million.

Effects of Inflation

Many of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants' gross sales above pre-determined thresholds, which generally increase as prices rise, and/or as a result of escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices.  In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents to market rates upon renewal. To assist in mitigating the Company's exposure to increases in costs and operating expenses, including common area maintenance costs, real estate taxes and insurance, resulting from inflation the Company’s leases include provisions that either (i) require the tenant to pay an allocable share of these operating expenses or (ii) contain fixed contractual amounts, which include escalation clauses, to reimburse these operating expenses.

Leasing Activity

During the three months ended March 31, 2022, the Company executed 532 leases totaling over 4.3 million square feet in the Company’s consolidated operating portfolio comprised of 147 new leases and 385 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $37.3 million or $51.30 per square foot. These costs include $30.7 million of tenant improvements and $6.6 million of external leasing commissions. The average rent per square foot for (i) new leases was $22.62 and (ii) renewals and options was $15.92.

Tenant Lease Expirations

At March 31, 2022, the Company has a total of 8,226 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	205	492	$12,164	1.0%
2022	632	2,617	$54,655	4.6%
2023	1,223	7,631	$140,582	11.7%
2024	1,193	7,841	$148,481	12.4%
2025	1,078	7,970	$145,940	12.2%
2026	1,036	9,368	$153,071	12.7%
2027	840	8,566	$141,375	11.8%
2028	471	5,387	$95,382	7.9%
2029	386	3,533	$64,759	5.4%
2030	300	2,473	$54,829	4.6%
2031	346	2,552	$55,965	4.7%
2032	274	2,144	$40,630	3.4%

(1)	Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of March 31, 2022, with corresponding weighted-average interest rates sorted by maturity date. The table does not include extension options where available (amounts in millions).

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$29.5	$55.5	$5.5	$54.4	$-	$214.8	$359.7	$343.2
Average Interest Rate	3.95%	3.95%	6.74%	3.50%	-	4.28%	4.12%

Variable Rate	$-	$-	$-	$18.9	$-	$-	$18.9	$18.5
Average Interest Rate	-	-	-	1.49%	-	-	1.49%

Unsecured Debt
Fixed Rate	$304.0	$657.8	$660.0	$756.6	$787.9	$3,944.5	$7,110.8	$6,875.7
Average Interest Rate	3.38	3.30%	3.37%	3.48%	3.06%	3.35%	3.33%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.1 million for the three months ended March 31, 2022 if short-term interest rates were 1.0% higher.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties taken as a whole, or which is not covered by the Company's liability insurance.

Item 1A. Risk Factors.

There are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2022, the Company repurchased 555,797 shares for an aggregate purchase price of $13.4 million (weighted average price of $24.16 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

The Company has a share repurchase program, which is scheduled to expire on February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended March 31, 2022. As of March 31, 2022, the Company had $224.9 million available under this share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2022 – January 31, 2022	3,157	$24.68	-	$224.9
February 1, 2022 – February 28, 2022	552,640	24.16	-	$224.9
March 1, 2022 – March 31, 2022	-	-	-	$224.9
Total	555,797	$24.16	-

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

10.1	Amendment to Kimco Realty Corporation 2010 Equity Participation Plan
31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

April 29, 2022	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

April 29, 2022	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer