Form 10-Q
period 2022-06-30
KIMCO REALTY CORP
filed 2022-07-29
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 20, 2022, the registrant had 618,481,988 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	June 30, 2022	December 31, 2021
Assets:
Real estate, net of accumulated depreciation and amortization of $3,238,079 and $3,010,699, respectively	$14,837,685	$15,035,900
Real estate under development	5,672	5,672
Investments in and advances to real estate joint ventures	1,083,509	1,006,899
Other investments	101,680	122,015
Cash and cash equivalents	296,798	334,663
Marketable securities	1,073,706	1,211,739
Accounts and notes receivable, net	260,140	254,677
Operating lease right-of-use assets, net	144,092	147,458
Other assets	394,287	340,176
Total assets (1)	$18,197,569	$18,459,199

Liabilities:
Notes payable, net	$7,056,644	$7,027,050
Mortgages payable, net	346,461	448,652
Dividends payable	5,326	5,366
Operating lease liabilities	121,434	123,779
Other liabilities	682,697	730,690
Total liabilities (2)	8,212,562	8,335,537
Redeemable noncontrolling interests	13,270	13,480

Commitments and Contingencies (Footnote 17)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 19,435 and 19,580 shares, respectively; Aggregate liquidation preference $485,868 and $489,500, respectively	19	20
Common stock, $.01 par value, authorized 750,000,000 shares; Issued and outstanding 618,483,648 and 616,658,593 shares, respectively	6,185	6,167
Paid-in capital	9,605,163	9,591,871
Retained earnings	163,210	299,115
Accumulated other comprehensive income	6,476	2,216
Total stockholders' equity	9,781,053	9,899,389
Noncontrolling interests	190,684	210,793
Total equity	9,971,737	10,110,182
Total liabilities and equity	$18,197,569	$18,459,199

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2022 and December 31, 2021 of $201,644 and $227,858, respectively. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at June 30, 2022 and December 31, 2021 of $148,130 and $153,924, respectively. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Revenues from rental properties, net	$423,273	$285,732	$845,927	$564,603
Management and other fee income	3,925	3,284	8,520	6,721
Total revenues	427,198	289,016	854,447	571,324

Operating expenses
Rent	(4,070)	(2,993)	(8,151)	(6,028)
Real estate taxes	(56,075)	(39,594)	(110,389)	(78,530)
Operating and maintenance	(69,784)	(46,897)	(139,009)	(93,417)
General and administrative	(27,981)	(24,754)	(57,929)	(49,232)
Impairment charges	(14,419)	(104)	(14,691)	(104)
Merger charges	-	(3,193)	-	(3,193)
Depreciation and amortization	(124,611)	(72,573)	(254,905)	(147,449)
Total operating expenses	(296,940)	(190,108)	(585,074)	(377,953)

Gain on sale of properties	2,944	18,861	7,137	28,866

Operating income	133,202	117,769	276,510	222,237

Other income/(expense)
Other income, net	6,642	1,782	12,625	5,139
(Loss)/gain on marketable securities, net	(261,467)	24,297	(139,703)	85,382
Interest expense	(56,466)	(46,812)	(113,485)	(94,528)
Early extinguishment of debt charges	(57)	-	(7,230)	-

(Loss)/income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	(178,146)	97,036	28,717	218,230

(Provision)/benefit for income taxes, net	(96)	(1,275)	57	(2,583)
Equity in income of joint ventures, net	44,130	16,318	67,700	34,070
Equity in income of other investments, net	3,385	5,039	8,758	8,826

Net (loss)/income	(130,727)	117,118	105,232	258,543

Net loss/(income) attributable to noncontrolling interests	11,226	(421)	12,569	(3,904)

Net (loss)/income attributable to the Company	(119,501)	116,697	117,801	254,639

Preferred dividends, net	(6,250)	(6,354)	(12,604)	(12,708)

Net (loss)/income available to the Company's common shareholders	$(125,751)	$110,343	$105,197	$241,931

Per common share:
Net (loss)/income available to the Company's common shareholders:
-Basic	$(0.21)	$0.25	$0.17	$0.56
-Diluted	$(0.21)	$0.25	$0.17	$0.56

Weighted average shares:
-Basic	615,642	431,011	615,207	430,769
-Diluted	615,642	432,489	616,943	432,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss)/income	$(130,727)	$117,118	$105,232	$258,543
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	4,260	-	4,260	-
Other comprehensive income	4,260	-	4,260	-

Comprehensive (loss)/income	(126,467)	117,118	109,492	258,543

Comprehensive loss/(income) attributable to noncontrolling interests	11,226	(421)	12,569	(3,904)

Comprehensive (loss)/income attributable to the Company	$(115,241)	$116,697	$122,061	$254,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended June 30, 2022 and 2021

(Unaudited)

(in thousands)

	Retained Earnings/	Accumulated
	(Cumulative	Other						Total
	Distributions in Excess	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	of Net Income)	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at April 1, 2021	$(104,909)	$-	20	$20	433,448	$4,334	$5,763,868	$5,663,313	$65,154	$5,728,467
Net income	116,697	-	-	-	-	-	-	116,697	421	117,118
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(7)	(7)
Dividends declared to common and preferred shares	(80,053)	-	-	-	-	-	-	(80,053)	-	(80,053)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(622)	(622)
Surrender of common stock	-	-	-	-	(27)	-	(154)	(154)	-	(154)
Exercise of common stock options	-	-	-	-	96	1	1,809	1,810	-	1,810
Amortization of equity awards	-	-	-	-	-	-	5,656	5,656	-	5,656
Balance at June 30, 2021	$(68,265)	$-	20	$20	433,517	$4,335	$5,771,179	$5,707,269	$64,946	$5,772,215

Balance at April 1, 2022	$412,659	$2,216	20	$20	618,002	$6,180	$9,589,955	$10,011,030	$204,132	$10,215,162
Net loss	(119,501)	-	-	-	-	-	-	(119,501)	(11,226)	(130,727)
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	4,260	-	-	-	-	-	4,260	-	4,260
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(201)	(201)
Dividends declared to common and preferred shares	(130,012)	-	-	-	-	-	-	(130,012)	-	(130,012)
Repurchase of preferred stock	64	-	(1)	(1)	-	-	(3,505)	(3,442)	-	(3,442)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,718)	(1,718)
Issuance of common stock	-	-	-	-	450	5	11,276	11,281	-	11,281
Exercise of common stock options	-	-	-	-	46	-	989	989	-	989
Surrender of common stock	-	-	-	-	(15)	-	(101)	(101)	-	(101)
Amortization of equity awards	-	-	-	-	-	-	6,472	6,472	-	6,472
Redemption/conversion of noncontrolling interests	-	-	-	-	-	-	77	77	(303)	(226)
Balance at June 30, 2022	$163,210	$6,476	19	$19	618,483	$6,185	$9,605,163	$9,781,053	$190,684	$9,971,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

(in thousands)

	Retained Earnings/	Accumulated
	(Cumulative	Other						Total
	Distributions in Excess	Comprehensive	Preferred Stock		Common Stock		Paid-in	Stockholders'	Noncontrolling	Total
	of Net Income)	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at January 1, 2021	$(162,812)	$-	20	$20	432,519	$4,325	$5,766,511	$5,608,044	$62,210	$5,670,254
Net income	254,639	-	-	-	-	-	-	254,639	3,904	258,543
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(176)	(176)
Dividends declared to common and preferred shares	(160,092)	-	-	-	-	-	-	(160,092)	-	(160,092)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(992)	(992)
Issuance of common stock	-	-	-	-	1,442	14	(14)	-	-	-
Surrender of common stock	-	-	-	-	(548)	(5)	(9,241)	(9,246)	-	(9,246)
Exercise of common stock options	-	-	-	-	104	1	1,969	1,970	-	1,970
Amortization of equity awards	-	-	-	-	-	-	11,954	11,954	-	11,954
Balance at June 30, 2021	$(68,265)	$-	20	$20	433,517	$4,335	$5,771,179	$5,707,269	$64,946	$5,772,215

Balance at January 1, 2022	$299,115	$2,216	20	$20	616,659	$6,167	$9,591,871	$9,899,389	$210,793	$10,110,182
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	891	891
Net income/(loss)	117,801	-	-	-	-	-	-	117,801	(12,569)	105,232
Other comprehensive income
Change in unrealized gains related to defined benefit plan	-	4,260	-	-	-	-	-	4,260	-	4,260
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(534)	(534)
Dividends declared to common and preferred shares	(253,770)	-	-	-	-	-	-	(253,770)	-	(253,770)
Repurchase of preferred stock	64		(1)	(1)	-	-	(3,505)	(3,442)	-	(3,442)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(6,058)	(6,058)
Issuance of common stock	-	-	-	-	2,162	22	11,259	11,281	-	11,281
Surrender of common stock	-	-	-	-	(585)	(6)	(13,539)	(13,545)	-	(13,545)
Exercise of common stock options	-	-	-	-	174	1	3,556	3,557	-	3,557
Amortization of equity awards	-	-	-	-	-	-	13,909	13,909	-	13,909
Redemption/conversion of noncontrolling interests	-	-	-	-	73	1	1,612	1,613	(1,839)	(226)
Balance at June 30, 2022	$163,210	$6,476	19	$19	618,483	$6,185	$9,605,163	$9,781,053	$190,684	$9,971,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021

Cash flow from operating activities:
Net income	$105,232	$258,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,905	147,449
Impairment charges	14,691	104
Early extinguishment of debt charges	7,230	-
Equity award expense	13,994	12,271
Gain on sale of properties	(7,137)	(28,866)
Loss/(gain) on marketable securities, net	139,703	(85,382)
Equity in income of joint ventures, net	(67,700)	(34,070)
Equity in income of other real estate investments, net	(8,758)	(8,826)
Distributions from joint ventures and other investments	45,775	37,080
Change in accounts and notes receivable, net	(1,204)	19,127
Change in accounts payable and accrued expenses	(12,636)	5,587
Change in other operating assets and liabilities, net	(41,762)	(29,346)
Net cash flow provided by operating activities	442,333	293,671

Cash flow from investing activities:
Acquisition of operating real estate	(29,282)	(84,312)
Improvements to operating real estate	(78,958)	(66,342)
Investment in marketable securities	(1,870)	-
Proceeds from sale of marketable securities	201	201
Investment in cost method investment	(3,000)	-
Investments in and advances to real estate joint ventures	(72,947)	(5,698)
Reimbursements of investments in and advances to real estate joint ventures	22,865	3,368
Investments in and advances to other investments	(9,473)	(55,713)
Reimbursements of investments in and advances to other investments	29,104	32,780
Investment in other financing receivable	(53,063)	(397)
Collection of mortgage loans receivable	63	93
Proceeds from sale of properties	41,224	130,138
Net cash flow used for investing activities	(155,136)	(45,882)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(115,166)	(136,222)
Principal payments on rental property debt	(4,827)	(5,011)
Proceeds from mortgage loan financings	19,000	-
Proceeds from issuance of unsecured notes	600,000	-
Repayments of unsecured notes	(547,063)	-
Financing origination costs	(10,281)	-
Payment of early extinguishment of debt charges	(6,527)	-
Contributions from noncontrolling interests	891	-
Redemption/distribution of noncontrolling interests	(7,029)	(3,225)
Dividends paid	(253,809)	(160,092)
Proceeds from issuance of stock, net	14,838	1,970
Repurchase of preferred stock	(3,441)	-
Shares repurchased for employee tax withholding on equity awards	(13,521)	(9,225)
Change in tenants' security deposits	1,873	890
Net cash flow used for financing activities	(325,062)	(310,915)

Net change in cash, cash equivalents and restricted cash	(37,865)	(63,126)
Cash, cash equivalents and restricted cash, beginning of the period	334,663	293,188
Cash, cash equivalents and restricted cash, end of the period	$296,798	$230,062

Interest paid during the period including payment of early extinguishment of debt charges of $6,527 and $0, respectively (net of capitalized interest of $277 and $417, respectively)	$132,912	$96,097

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

COVID-19 Pandemic

The coronavirus disease 2019 (“COVID-19”) pandemic continues to impact the retail real estate industry for both landlords and tenants. The extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will continue to depend on future developments, which are uncertain at this time. The Company’s business, operations and financial results will depend on numerous evolving factors, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be taken in response to the pandemic, the distribution and effectiveness of vaccines, impacts on economic activity from the pandemic and actions taken in response, the effects of the pandemic on the Company’s tenants and their businesses and the ability of tenants to make their rental payments. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The development and distribution of COVID-19 vaccines has assisted in allowing many restrictions to be lifted, providing a path to recovery. However, the economy continues to face several issues including the lack of qualified employees, inflation risk, supply chain issues and new COVID-19 variants, which could impact the Company and its tenants. The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess its asset portfolio for any impairment indicators.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 10-K, as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its Condensed Consolidated Financial Statements (see Footnote 10 of the Company’s Condensed Consolidated Financial Statements).

New Accounting Pronouncements

The following table represents an Accounting Standards Update (“ASU”) to the FASB’s ASCs that, as of  June 30, 2022, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

ASU	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

This ASU clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and provides new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.

		January 1, 2024; Early adoption permitted	The Company is still assessing the impact on the Company’s financial position and/or results of operations.
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

3. Real Estate

Acquisitions

During the six months ended June 30, 2022, the Company acquired four parcels for an aggregate purchase price of $23.2 million, in separate transactions.

Dispositions

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels (dollars in millions):

	Six Months Ended June 30,
	2022	2021
Aggregate sales price	$43.3	$132.2
Gain on sale of properties (1)	$7.1	$28.9
Number of properties sold	1	3
Number of parcels sold	8	7

(1)	Before noncontrolling interests of $3.1 million and taxes of $2.1 million, after utilization of net operating loss carryforwards, for the six months ended June 30, 2021.

4. Investments in and Advances to Real Estate Joint Ventures

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at June 30, 2022 and December 31, 2021 (dollars in millions):

	Noncontrolling Ownership Interest	The Company’s Investment
Joint Venture	As of June 30, 2022	June 30, 2022	December 31, 2021
Prudential Investment Program	15.0%	$153.4	$163.0
Kimco Income Opportunity Portfolio (“KIR”) (1)	52.1%	271.9	186.0
Canada Pension Plan Investment Board (“CPP”)	55.0%	178.7	165.1
Other Institutional Joint Ventures	Various	268.4	281.8
Other Joint Venture Programs	Various	211.1	211.0
Total*		$1,083.5	$1,006.9

* Representing 114 property interests and 23.1 million square feet of GLA, as of June 30, 2022, and 120 property interests and 24.7 million square feet of GLA, as of December 31, 2021.

(1)

During the six months ended June 30, 2022, the Company purchased additional ownership interests for $55.0 million. Also, during the six months ended June 30, 2022, the Company purchased the General Partner ownership interest from Milton Cooper, Executive Chairman of the Board of Directors of the Company, for $0.1 million.  There was no change in control as a result of these transactions.

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Joint Venture	2022	2021	2022	2021
Prudential Investment Program (1)	$2.3	$2.6	$4.7	$5.3
KIR	32.0	9.1	45.5	17.8
CPP	2.6	2.0	5.7	4.1
Other Institutional Joint Ventures	4.1	-	5.6	-
Other Joint Venture Programs	3.1	2.6	6.2	6.9
Total	$44.1	$16.3	$67.7	$34.1

(1)	During the six months ended June 30, 2022, the Prudential Investment Program recognized an impairment charge on a property of $15.1 million, of which the Company’s share was $2.3 million.

During the six months ended June 30, 2022, certain of the Company’s real estate joint ventures disposed of six properties and a land parcel, in separate transactions, for an aggregate sales price of $268.6 million. These transactions resulted in an aggregate net gain to the Company of $29.8 million for the six months ended June 30, 2022.

During the six months ended June 30, 2021, certain of the Company’s real estate joint ventures disposed of two properties, in separate transactions, for an aggregate sales price of $53.7 million. These transactions resulted in an aggregate net gain to the Company of $4.2 million for the six months ended June 30, 2021.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2022 and December 31, 2021 (dollars in millions):

	As of June 30, 2022			As of December 31, 2021
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$381.8	3.35%	39.1	$426.9	2.02%	45.6
KIR	425.6	2.88%	38.8	492.6	2.55%	27.9
CPP	83.6	3.54%	49.1	84.2	1.85%	55.0
Other Institutional Joint Ventures	233.2	3.34%	53.8	232.9	1.65%	59.7
Other Joint Venture Programs	400.4	3.80%	77.2	402.1	3.58%	83.0
Total	$1,524.6			$1,638.7

* Includes extension options

5. Other Investments

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of June 30, 2022, the Company’s net investment under the Preferred Equity Program was $69.9 million relating to 16 properties. During the six months ended June 30, 2022 and 2021, the Company recognized net income of $8.1 million and $7.7 million from its preferred equity investments, respectively. These amounts are included in Equity in income of other investments, net on the Company’s Condensed Consolidated Statements of Operations.

6. Marketable Securities

The amortized cost and unrealized gains, net of marketable securities as of June 30, 2022 and December 31, 2021, are as follows (in thousands):

	As of June 30, 2022	As of December 31, 2021
Marketable securities:
Amortized cost	$115,862	$114,159
Unrealized gains, net	957,844	1,097,580
Total fair value	$1,073,706	$1,211,739

During the three months ended June 30, 2022 and 2021, the Company recognized net unrealized losses on marketable securities of $261.5 million and net unrealized gains on marketable securities of $24.3 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized net unrealized losses on marketable securities of $139.7 million and net unrealized gains on marketable securities of $85.4 million, respectively. These net unrealized gains and losses are included in (Loss)/gain on marketable securities, net on the Company’s Condensed Consolidated Statements of Operations.

7. Accounts and Notes Receivable

The components of accounts and notes receivable, net of potentially uncollectible amounts as of June 30, 2022 and December 31, 2021, are as follows (in thousands):

	As of June 30, 2022	As of December 31, 2021
Billed tenant receivables	$21,595	$20,970
Unbilled common area maintenance, insurance and tax reimbursements	38,033	55,283
Deferred rent receivables	3,383	5,029
Other receivables	22,175	15,725
Straight-line rent receivables	174,954	157,670
Total accounts and notes receivable, net	$260,140	$254,677

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

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three and six months ended June 30, 2022 and 2021, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease income:
Fixed lease income (1)	$336,370	$223,259	$668,368	$436,263
Variable lease income (2)	81,514	55,683	164,961	115,995
Above-market and below-market leases amortization, net	2,683	3,231	6,980	8,933
Adjustments for potentially uncollectible revenues and disputed amounts (3)	2,706	3,559	5,618	3,412
Total lease income	$423,273	$285,732	$845,927	$564,603

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)	The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts primarily due to the COVID-19 pandemic.

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from one to 64 years, some of which include options to extend the terms for up to an additional 75 years.

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating and finance leases as of June 30, 2022 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	25.5	1.5
Weighted-average discount rate	6.63%	4.44%

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease cost:
Finance lease cost	$250	$-	$576	$-
Operating lease cost	3,268	2,795	6,251	5,624
Variable lease cost	1,188	649	2,596	1,332
Total lease cost	$4,706	$3,444	$9,423	$6,956

9. Other Assets

Assets Held-For-Sale

At June 30, 2022, the Company had a property and land parcel classified as held-for-sale at a net carrying amount of $2.9 million (including accumulated depreciation and amortization of $1.1 million).

Mortgages and Other Financing Receivables

During the six months ended June 30, 2022, the Company provided as a lender the following mortgage loans and other financing receivables (dollars in millions):

Date Issued	Face Amount	Interest Rate	Maturity Date
Jun-22	$16.5	9.00%	June-25
Jun-22	$19.6	10.00%	June-29
May-22	$14.0	8.00%	May-29
Jan-22	$3.0	8.00%	July-22

10. Notes and Mortgages Payable

Notes Payable

The Company has a $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks which is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (2.55% as of June 30, 2022), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of June 30, 2022, the Credit Facility had no outstanding balance, appropriations for letters of credit of $1.2 million and the Company was in compliance with its covenants.

During July 2022, the Company amended the Credit Facility to (i) replace LIBOR borrowings with Secured Overnight Financing Rate (“SOFR”) borrowings, (ii) supplement the sustainability grid with an additional one basis point reduction of applicable margin if certain criteria as defined in the Credit Facility are met, (iii) add a leverage metric test which, if met, reduces the applicable margin by five basis points and (iv) obtain pre-approval of a possible organizational conversion to an UPREIT structure.

In February 2022, the Company issued $600.0 million of senior unsecured notes, which are scheduled to mature in April 2032 and accrue interest at a rate of 3.20% per annum. Proceeds from this issuance were used for general corporate purposes, including the repayment of certain senior unsecured notes.

During the six months ended June 30, 2022, the Company repaid or partially repaid the following notes (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Senior unsecured notes (1)	Mar-22	$500.0	3.400%	Nov-22
Senior unsecured notes (2)	May-22 & Jun-22	$36.1	3.125%	Jun-23
Senior unsecured notes (3)	Jun-22	$11.0	3.375%	Oct-22

(1)	The Company incurred a prepayment charge of $6.5 million and $0.7 million in write-off of deferred financing costs resulting from the early repayment.
(2)	Represents partial repayments. As of June 30, 2022, these notes had an outstanding principal of $313.9 million.
(3)	Represents partial repayments. As of June 30, 2022, these notes had an outstanding principal of $288.4 million.

Mortgages Payable

During the six months ended June 30, 2022, the Company (i) obtained a $19.0 million mortgage relating to a consolidated joint venture operating property and (ii) repaid $115.3 million of mortgage debt (including fair market value adjustment of $0.2 million) that encumbered six operating properties.

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

During the six months ended June 30, 2022, the Company recognized impairment charges of $14.0 million relating to five properties held in a consolidated joint venture, before partners’ $13.0 million noncontrolling interests share of the impairment.

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholders equity on the Company’s Condensed Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at January 1,	$13,480	$15,784
Fair value allocation to partnership interest	-	2,068
Net income	534	176
Distributions	(535)	(2,244)
Redemption/conversion of noncontrolling interests	(209)	-
Balance at June 30,	$13,270	$15,784

12. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at June 30, 2022 and December 31, 2021 are 33 and 34 consolidated entities, respectively, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At June 30, 2022, total assets of these VIEs were $1.6 billion and total liabilities were $148.1 million. At December 31, 2021, total assets of these VIEs were $1.6 billion and total liabilities were $153.9 million.

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

	As of June 30, 2022	As of December 31, 2021
Number of unencumbered VIEs	30	30
Number of encumbered VIEs	3	4
Total number of consolidated VIEs	33	34

Restricted Assets:
Real estate, net	$193.2	$222.9
Cash and cash equivalents	5.2	2.0
Accounts and notes receivable, net	1.5	2.0
Other assets	1.7	1.0
Total Restricted Assets	$201.6	$227.9

VIE Liabilities:
Mortgages payable, net	$74.5	$78.9
Accounts payable and accrued expenses	12.3	11.8
Operating lease liabilities	6.6	6.7
Other liabilities	54.7	56.5
Total VIE Liabilities	$148.1	$153.9

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1)	$7,056,644	$6,420,439	$7,027,050	$7,330,723
Mortgages payable, net (2)	$346,461	$319,813	$448,652	$449,758

(1)

The Company determined that the valuation of its senior unsecured notes were classified within Level 2 of the fair value hierarchy and its Credit Facility was classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2, as of June 30, 2022 and December 31, 2021, were $6.4 billion and $7.3 billion, respectively.

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

The table below presents the Company’s financial assets measured at fair value on a recurring basis at  June 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2022	Level 1	Level 2	Level 3

Marketable equity securities	$1,073,706	$1,073,706	$-	$-

	Balance at December 31, 2021	Level 1	Level 2	Level 3

Marketable equity securities	$1,211,739	$1,211,739	$-	$-

The table below presents the Company’s assets measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021 (in thousands):

	Balance at June 30, 2022	Level 1	Level 2	Level 3

Real estate	$110,503	$-	$-	$110,503

	Balance at December 31, 2021	Level 1	Level 2	Level 3

Other investments	$9,834	$-	$-	$9,834

During the six months ended June 30, 2022, the Company recognized impairment charges related to adjustments to property carrying values of $14.7 million, before noncontrolling interests of $13.0 million. The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers, which were less than the carrying value of the assets. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

14. Incentive Plans

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan (together with the 2020 Plan, the “Plans”) that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards. At June 30, 2022, the Company had 6.9 million shares of common stock available for issuance under the 2020 Plan.

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

The Company recognized expenses associated with its equity awards of $14.0 million and $12.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had $56.2 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

15. Stockholders’ Equity

Preferred Stock

The Company’s Board of Director’s authorized the repurchase of up to 900,000 depositary shares of Class L preferred stock and 1,058,000 depositary shares of Class M preferred stock representing up to 1,958 shares of the Company’s preferred stock, par value $1.00 per share, through December 31, 2022. During the six months ended June 30, 2022, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in millions)
Class L	54,508	$1.3
Class M	90,760	$2.1

The Company’s outstanding Preferred Stock is detailed below:

As of June 30, 2022
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,946	$223,637	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,489	262,231	5.250%	$1.31250	$1.00	12/20/2022
		19,435	$485,868

As of December 31, 2021
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	9,000	$225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		19,580	$489,500

Common Stock

The Company has a common share repurchase program, which is scheduled to expire February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the six months ended June 30, 2022. As of June 30, 2022, the Company had $224.9 million available under this common share repurchase program.

During August 2021, the Company established an at-the-market continuous offering program (the “ATM program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. During the six months ended June 30, 2022, the Company issued 450,000 shares and received net proceeds after commissions of $11.3 million. As of June 30, 2022, the Company had $411.0 million available under this ATM program.

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common Shares	$0.20000	$0.17000	$0.39000	$0.34000
Class L Depositary Shares	$0.32031	$0.32031	$0.64062	$0.64062
Class M Depositary Shares	$0.32813	$0.32813	$0.65626	$0.65626

16. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Surrender of common stock	$13,545	$9,246
Declaration of dividends paid in succeeding period	$5,326	$5,366
Capital expenditures accrual	$23,225	$37,269
Lease liabilities arising from obtaining operating right-of-use assets	$-	$553
Allocation of fair value to noncontrolling interests	$-	$2,068
Decrease in redeemable noncontrolling interests from redemption of units for common stock	$1,613	$-
Purchase price fair value adjustment to prepaid rent	$-	$15,620

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Condensed Consolidated Balance Sheets to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	As of June 30, 2022	As of December 31, 2021
Cash and cash equivalents	$293,863	$325,631
Restricted cash	2,935	9,032
Total cash, cash equivalents and restricted cash	$296,798	$334,663

17. Commitments and Contingencies

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At June 30, 2022, these letters of credit aggregated $42.6 million.

Funding Commitments

The Company has an investment with a funding commitment of $25.0 million, of which $10.1 million has been funded as of June 30, 2022.

Other

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of June 30, 2022, there were $27.7 million in performance and surety bonds outstanding.

In connection with the Merger, the Company now provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $49.7 million outstanding at June 30, 2022. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of June 30, 2022.

18. Defined Benefit Plan

As part of the Merger, the Company assumed sponsorship of Weingarten’s noncontributory qualified cash balance retirement plan (“the Benefit Plan”). At the date of the Merger, the Benefit Plan was frozen and as a result no new benefits will be offered to employees who were not already part of the Benefit Plan on the Merger date. The Benefit Plan was terminated as of December 31, 2021. In connection with the termination, the Benefit Plan maintains a separate account for each participant. Annual additions to each participant’s account includes an interest credit of 4.5% as the service credit was suspended upon the freeze. The participant data used in determining the liabilities and costs for the Benefit Plan was determined as of June 30, 2022.

The following table summarizes the measurement changes in the Benefit Plan’s projected benefit obligation, plan assets and funded status, as well as the components of net periodic benefit costs, including key assumptions, from January 1, 2022 through June 30, 2022 (in thousands):

2022
Change in Projected Benefit Obligation:
Benefit obligation at January 1	$36,995
Interest cost	435
Actuarial gain	(6,028)
Benefit payments	(1,093)
Benefit obligation at June 30	$30,309
Change in Plan Assets:
Fair value of plan assets at January 1	$43,653
Actual return on plan assets	(1,343)
Benefit payments	(1,093)
Fair value of plan assets at June 30	$41,217
Funded status at June 30 (included in Other assets)	$10,908
Accumulated benefit obligation	$30,309
Net gain recognized in other comprehensive income	$6,476

The weighted-average assumptions used to determine the benefit obligation as of June 30, 2022 are as follows:

Discount rate	4.23%
Interest credit rate for cash balance plan	4.50%

The selection of the discount rate is made after comparison to yields based on cash investments. The long-term rate of return is a composite rate for the Benefit Plan. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. The Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the Benefit Plan portfolio. This analysis resulted in the selection of 1.00% as the long-term rate of return assumption for the six months ended June 30, 2022.

No contributions have been made and none are anticipated to be made to the Benefit Plan during 2022.

19. Accumulated Other Comprehensive Income (“AOCI”)

The following table displays the change in the components of AOCI for the six months ended June 30, 2022:

Unrealized Gains Related to Defined Benefit Plan
Balance as of January 1, 2022	$2,216
Other comprehensive income before reclassifications	4,260
Amounts reclassified from AOCI	-
Net current-period other comprehensive income	4,260
Balance as of June 30, 2022	$6,476

20. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Computation of Basic and Diluted Earnings Per Share:
Net (loss)/income available to the Company's common shareholders	$(125,751)	$110,343	$105,197	$241,931
Earnings attributable to participating securities	(533)	(672)	(1,000)	(1,475)
Net (loss)/income available to the Company’s common shareholders for basic earnings per share	(126,284)	109,671	104,197	240,456
Distributions on convertible units	-	9	-	18
Net (loss)/income available to the Company’s common shareholders for diluted earnings per share	$(126,284)	$109,680	$104,197	$240,474

Weighted average common shares outstanding – basic	615,642	431,011	615,207	430,769
Effect of dilutive securities (1):
Equity awards	-	1,356	1,689	1,528
Assumed conversion of convertible units	-	122	47	133
Weighted average common shares outstanding – diluted	615,642	432,489	616,943	432,430

Net (loss)/income available to the Company's common shareholders:
Basic earnings per share	$(0.21)	$0.25	$0.17	$0.56
Diluted earnings per share	$(0.21)	$0.25	$0.17	$0.56

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net (loss)/income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 0.5 million stock options that were not dilutive as of June 30, 2021.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “commit,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (iv) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (v) the Company’s ability to raise capital by selling its assets, (vi) increases in operating costs due to inflation and supply chain issues, (vii) risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the combined company following the merger between Kimco and Weingarten Realty Investors (the “Merger”), (viii) the possibility that, if the Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline, (ix) changes in governmental laws and regulations, including but not limited to changes in data privacy, environmental (including climate change), safety and health laws, and management’s ability to estimate the impact of such changes, (x) valuation and risks related to the Company’s joint venture and preferred equity investments, (xi) valuation of marketable securities and other investments, including the shares of Albertsons Companies, Inc. common stock held by the Company, (xii) impairment charges, (xiii) pandemics or other health crises, such as coronavirus disease 2019 (“COVID-19”), (xiv) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (xv) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (xvi) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xvii) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity, and (xviii) the other risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2021. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes in the Current Reports on Form 8-K that the Company files with the Securities and Exchange Commission (“SEC”).

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of June 30, 2022, the Company had interests in 533 U.S. shopping center properties, aggregating 91.7 million square feet of gross leasable area (“GLA”), located in 29 states. In addition, the Company had 27 other property interests, primarily through the Company’s preferred equity investments and other investments, totaling 6.1 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

Weingarten Merger

On August 3, 2021, Weingarten Realty Investors (“Weingarten”) merged with and into the Company, with the Company continuing as the surviving public company, pursuant to the definitive merger agreement (the “Merger Agreement”) between the Company and Weingarten which was entered into on April 15, 2021. The Merger brought together two industry-leading retail real estate platforms with highly complementary portfolios and created the preeminent open-air shopping center and mixed-use real estate owner in the U.S. As a result of the Merger, the Company acquired 149 properties, including 30 held through joint venture programs. The increased scale in targeted growth markets, coupled with a broader pipeline of redevelopment opportunities, has positioned the combined company to create significant value for its shareholders.

COVID-19 Pandemic

The COVID-19 pandemic has resulted in a widespread health crisis that adversely affected businesses, economies and financial markets worldwide. The COVID-19 pandemic significantly impacted the retail sector in which the Company operates. The majority of the Company’s tenants and their operations have been, and may continue to be impacted. Through the duration of the pandemic, a substantial number of tenants had to temporarily or permanently close their business, shortened their operating hours or offer reduced services for some period of time. The development and distribution of COVID-19 vaccines has assisted in allowing many restrictions to be lifted, providing a path to recovery. However, the economy continues to face several issues including the lack of qualified employees, inflation risk, supply chain issues and new COVID-19 variants, which could impact the Company and its tenants.

The Company continues to monitor the impact of COVID-19, and responses thereto, on the Company’s business, its tenants’ industries and general economic, financial and social conditions. The magnitude and duration of the COVID-19 pandemic and its impact on the Company’s operations and liquidity remains uncertain as the pandemic continues to evolve globally and within the United States. If the Company determines that any of its assets are impaired as a result of the COVID-19 pandemic, the Company would be required to take impairment charges, and such amounts could be material. The Company did not incur any impairment charges during the six months ended June 30, 2022 relating to COVID-19.

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021 (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Revenues
Revenues from rental properties, net	$423,273	$285,732	$137,541	$845,927	$564,603	$281,324
Management and other fee income	3,925	3,284	641	8,520	6,721	1,799
Operating expenses
Rent (1)	(4,070)	(2,993)	(1,077)	(8,151)	(6,028)	(2,123)
Real estate taxes	(56,075)	(39,594)	(16,481)	(110,389)	(78,530)	(31,859)
Operating and maintenance (2)	(69,784)	(46,897)	(22,887)	(139,009)	(93,417)	(45,592)
General and administrative (3)	(27,981)	(24,754)	(3,227)	(57,929)	(49,232)	(8,697)
Impairment charges	(14,419)	(104)	(14,315)	(14,691)	(104)	(14,587)
Merger charges	-	(3,193)	3,193	-	(3,193)	3,193
Depreciation and amortization	(124,611)	(72,573)	(52,038)	(254,905)	(147,449)	(107,456)
Gain on sale of properties	2,944	18,861	(15,917)	7,137	28,866	(21,729)
Other income/(expense)
Other income, net	6,642	1,782	4,860	12,625	5,139	7,486
(Loss)/gain on marketable securities, net	(261,467)	24,297	(285,764)	(139,703)	85,382	(225,085)
Interest expense	(56,466)	(46,812)	(9,654)	(113,485)	(94,528)	(18,957)
Early extinguishment of debt charges	(57)	-	(57)	(7,230)	-	(7,230)
(Provision)/benefit for income taxes, net	(96)	(1,275)	1,179	57	(2,583)	2,640
Equity in income of joint ventures, net	44,130	16,318	27,812	67,700	34,070	33,630
Equity in income of other investments, net	3,385	5,039	(1,654)	8,758	8,826	(68)
Net loss/(income) attributable to noncontrolling interests	11,226	(421)	11,647	12,569	(3,904)	16,473
Preferred dividends, net	(6,250)	(6,354)	104	(12,604)	(12,708)	104
Net (loss)/ income available to the Company's common shareholders	$(125,751)	$110,343	$(236,094)	$105,197	$241,931	$(136,734)
Net (loss)/income available to the Company's common shareholders:
Diluted per common share	$(0.21)	$0.25	$(0.46)	$0.17	$0.56	$(0.39)

(1)	Rent expense primarily relates to ground lease payments for which the Company is the lessee.
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

Net loss available to the Company’s common shareholders was $125.8 million for the three months ended June 30, 2022, as compared to net income available to the Company’s common shareholders of $110.3 million for the comparable period in 2021. On a diluted per common share basis, net loss available to the Company’s common shareholders for the three months ended June 30, 2022 was $(0.21), as compared to net income available to the Company’s common shareholder of $0.25 for the comparable period in 2021.

Net income available to the Company’s common shareholders was $105.2 million for the six months ended June 30, 2022, as compared to $241.9 million for the comparable period in 2021. On a diluted per common share basis, net income available to the Company’s common shareholders for the six months ended June 30, 2022 was $0.17 as compared to $0.56 for the comparable period in 2021.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Operations that the Company believes changed significantly and affected Net (loss)/income available to the Company's common shareholders during the three and six months ended June 30, 2022, as compared to the corresponding period in 2021:

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $137.5 million for the three months ended June 30, 2022, as compared to the corresponding period in 2021, is primarily from (i) an increase in revenues of $133.4 million due to properties acquired during 2022 and 2021, including the impact of the Merger, (ii) a net increase in revenues from tenants of $8.5 million primarily due to an increase in leasing activity and net growth in the current portfolio and (iii) an increase in net straight-line rental income of $4.7 million primarily due to an increase in leasing activity and a decrease in reserves, partially offset by (iv) a net increase of $5.3 million due to changes in credit losses from tenants, (v) a decrease in revenues of $2.0 million due to dispositions during 2022 and 2021 and (vi) a decrease in lease termination fee income of $1.8 million.

The increase in Revenues from rental properties, net of $281.3 million for the six months ended June 30, 2022, as compared to the corresponding period in 2021, is primarily from (i) an increase in revenues of $266.5 million due to properties acquired during 2022 and 2021, including the impact of the Merger, (ii) a net increase in revenues from tenants of $18.7 million primarily due to an increase in leasing activity and net growth in the current portfolio and (iii) an increase in net straight-line rental income of $9.6 million primarily due to an increase in leasing activity and a decrease in reserves, partially offset by (iv) a decrease in lease termination fee income of $6.8 million, (v) a decrease in revenues of $4.0 million due to dispositions during 2022 and 2021 and (vi) a net increase of $2.7 million due to changes in credit losses from tenants.

Real estate taxes –

The increase in Real estate taxes of $16.5 million and $31.9 million for the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021, respectively, is primarily due to properties acquired during 2022 and 2021, including the impact of the Merger.

Operating and maintenance –

The increase in Operating and maintenance expense of $22.9 million and $45.6 million for the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021, respectively, is primarily due to properties acquired during 2022 and 2021, including the impact of the Merger.

General and administrative –

The increase in General and administrative expense of $3.2 million for the three months ended June 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) an increase in professional and legal fees of $1.9 million and (ii) an increase in employee-related expenses of $1.5 million resulting from additional employees hired in connection with the Merger.

The increase in General and administrative expense of $8.7 million for the six months ended June 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) an increase in employee-related expenses of $6.4 million resulting from additional employees hired in connection with the Merger, (ii) an increase in professional and legal fees of $2.7 million and (iii) an increase in travel and entertainment costs of $0.8 million, partially offset by (iv) a decrease of $1.4 million primarily due to the fluctuations in value of various directors’ deferred stock.

Impairment charges –

During the six months ended June 30, 2022 and 2021, the Company recognized impairment charges related to adjustments to property carrying values of $14.7 million and $0.1 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Merger charges –

During the three and six months ended June 30, 2021, the Company incurred costs of $3.2 million associated with the Merger. These charges are primarily comprised of professional and legal fees.

Depreciation and amortization –

The increase in Depreciation and amortization of $52.0 million for the three months ended June 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) an increase of $55.0 million resulting from properties acquired during 2022 and 2021, including the impact of the Merger, and (ii) an increase of $1.2 million due to depreciation commencing on certain redevelopment projects that were placed into service during 2022 and 2021, partially offset by (iii) a decrease of $4.2 million due to write-offs of depreciable assets primarily due to tenant vacates and property dispositions.

The increase in Depreciation and amortization of $107.5 million for the six months ended June 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) an increase of $113.8 million resulting from properties acquired during 2022 and 2021, including the impact of the Merger, and (ii) an increase of $1.4 million due to depreciation commencing on certain redevelopment projects that were placed into service during 2022 and 2021, partially offset by (iii) a decrease of $7.7 million due to write-offs of depreciable assets primarily due to tenant vacates and property dispositions.

Gain on sale of properties –

During the six months ended June 30, 2022, the Company disposed of an operating property and eight land parcels, in separate transactions, for an aggregate sales price of $43.3 million, which resulted in aggregate gains of $7.1 million. During the six months ended June 30, 2021, the Company disposed of three operating properties and seven land parcels, in separate transactions, for an aggregate sales price of $132.2 million, which resulted in aggregate gains of $28.9 million.

Other income, net –

The increase in Other income, net of $4.9 million for the three months ended June 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) $2.3 million in lower costs associated with potential transactions for which the Company is no longer pursuing, (ii) a net increase in mortgage and other financing income of $1.4 million primarily due to new loan financing provided by the Company during 2022 and 2021, and (iii) an increase in dividend income of $0.8 million primarily from the shares of Albertsons Companies, Inc. “ACI” common stock held by the Company.

The increase in Other income, net of $7.5 million for the six months ended June 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) $3.1 million in lower costs associated with potential transactions for which the Company is no longer pursuing, (ii) a net increase in mortgage and other financing income of $2.6 million primarily due to new loans issued during 2022 and 2021 and (iii) an increase in dividend income of $1.6 million primarily from the shares of ACI common stock held by the Company.

(Loss)/gain on marketable securities, net –

The change in (Loss)/gain on marketable securities, net of $285.8 million and $225.1 million for the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021, respectively, is primarily the result of mark-to-market fluctuations of the shares of ACI common stock held by the Company.

Interest expense –

The increase in Interest expense of $9.7 million and $19.0 million for the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021, respectively, is primarily due (i) increased levels of borrowings resulting from the assumptions of unsecured notes and mortgages in connection with the Merger and public debt offerings, partially offset by (ii) the repayment of unsecured notes and mortgages during 2022 and 2021.

Early extinguishment of debt charges –

During the six months ended June 30, 2022, the Company repaid its $500.0 million 3.40% senior unsecured notes, which were scheduled to mature in November 2022. As a result, the Company incurred a prepayment charge of $6.5 million and $0.7 million from the write-off of deferred financing costs during the six months ended June 30, 2022.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $27.8 million for the three months ended June 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) net gains of $27.2 million resulting from the sale of properties within various joint venture investments during 2022, and (ii) an increase in equity in income of $2.5 million from ownership interests acquired in unconsolidated joint ventures in connection with the Merger, partially offset by (iii) impairment charges of $2.3 million recognized during 2022.

The increase in Equity in income of joint ventures, net of $33.6 million for the six months ended June 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) an increase in net gains of $24.9 million resulting from the sale of properties within various joint venture investments during 2022, as compared to the corresponding period in 2021, (ii) an increase in equity in income of $5.6 million within various joint venture investments during 2022, as compared to the corresponding period in 2021, primarily resulting from a decrease in credit losses due to collections from tenants, including straight-line rental income and (iii) an increase in equity in income of $4.8 million from ownership interests acquired in unconsolidated joint ventures in connection with the Merger, partially offset by (iv) an increase in impairment charges of $1.7 million recognized during 2022, as compared to the corresponding period in 2021.

Net loss/(income) attributable to noncontrolling interests –

The change in Net loss/(income) attributable to noncontrolling interests of $11.6 million and $16.5 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021, is primarily due to (i) impairment charges relating to properties within consolidated joint ventures recognized during 2022, partially offset by (ii) an increase in net income attributable to noncontrolling interests primarily related to consolidated joint ventures acquired in the Merger.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of June 30, 2022, the Company had interests in 533 U.S. shopping center properties, aggregating 91.7 million square feet of gross leasable area (“GLA”), located in 29 states. At June 30, 2022, the Company’s five largest tenants were TJX Companies, The Home Depot, Ross Stores, Albertsons and Amazon/Whole Foods, which represented 3.7%, 2.2%, 1.9%, 1.9% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, and immediate access to the Company’s unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.0 billion which can be increased to $2.75 billion through an accordion feature. In addition, the Company holds 39.8 million shares of ACI, which are subject to certain contractual lock-up provisions that are scheduled to expire on September 10, 2022.

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility and the issuance of equity, public debt, as well as other debt and equity alternatives, and the sale of marketable equity securities, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, the current inflation and other risks detailed in Part I, Item 1A. Risk Factors of our 10-K.

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash, cash equivalents and restricted cash, beginning of the period	$334,663	$293,188
Net cash flow provided by operating activities	442,333	293,671
Net cash flow used for investing activities	(155,136)	(45,882)
Net cash flow used for financing activities	(325,062)	(310,915)
Net change in cash, cash equivalents and restricted cash	(37,865)	(63,126)
Cash, cash equivalents and restricted cash, end of the period	$296,798	$230,062

Operating Activities

Net cash flow provided by operating activities for the six months ended June 30, 2022 was $442.3 million, as compared to $293.7 million for the comparable period in 2021. The increase of $148.6 million is primarily attributable to:

●	additional operating cash flow generated by operating properties acquired during 2022 and 2021, including those acquired from the Merger;
●	new leasing, expansion and re-tenanting of core portfolio properties; and
●	an increase in distributions from the Company’s joint ventures programs, partially offset by
●	changes in assets and liabilities due to timing of receipts and payments; and
●	the disposition of operating properties in 2022 and 2021.

Investing Activities

Net cash flow used for investing activities was $155.1 million for the six months ended June 30, 2022, as compared to $45.9 million for the comparable period in 2021.

Investing activities during the six months ended June 30, 2022 primarily consisted of:

Cash inflows:

●	$52.0 million in reimbursements of investments in and advances to real estate joint ventures and other investments; and
●	$41.2 million in proceeds from the sale of an operating property and eight land parcels.

Cash outflows:

●

$82.4 million for investments in and advances to real estate joint ventures, primarily related to partner buyouts and a redevelopment project within the Company’s joint venture portfolio, and investments in other investments, primarily related to funding commitments for certain investments;

●	$79.0 million for improvements to operating real estate primarily related to re-tenanting, tenant improvements and the Company’s active redevelopment pipeline;
●	$53.1 million for investment in other financing receivables relating to four loans;
●	$29.3 million for the acquisition of four parcels; and
●	$3.0 million for investment in cost method investment.

Investing activities during the six months ended June 30, 2021 primarily consisted of:

Cash inflows:

●	$130.1 million in proceeds from the sale of three consolidated properties and seven parcels;
●	$32.8 million in reimbursements of investments in and advances to other investments; and
●	$3.4 million in reimbursements of investments in and advances to real estate joint ventures.

Cash outflows:

●	$84.3 million for the acquisition of two consolidated operating properties;
●	$66.3 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline; and
●

$61.4 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio, and investments in other real estate investments, primarily related to the Company’s investment in a new preferred equity investment located in San Antonio, TX.

Acquisition of Operating Real Estate –

During the six months ended June 30, 2022 and 2021, the Company expended $29.3 million and $84.3 million, respectively, towards the acquisition of operating real estate properties. The Company anticipates spending approximately $150.0 million to $250.0 million towards the acquisition of operating properties for the remainder of 2022. The Company intends to fund these acquisitions with cash on hand, cash flow from operating activities, proceeds from property dispositions and/or availability under its Credit Facility.

Improvements to Operating Real Estate –

During the six months ended June 30, 2022 and 2021, the Company expended $79.0 million and $66.3 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Six Months Ended June 30,
	2022	2021
Redevelopment and renovations	$42,784	$40,209
Tenant improvements and tenant allowances	36,174	26,133
Total improvements (1)	$78,958	$66,342

(1)

During the six months ended June 30, 2022 and 2021, the Company capitalized payroll of $1.2 million and $2.8 million, respectively, and capitalized interest of $0.3 million and $0.4 million, respectively, in connection with the Company’s improvements to operating real estate.

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2022 will be approximately $90.0 million to $120.0 million. The funding of these capital requirements will be provided by cash on hand, proceeds from property dispositions, net cash flow provided by operating activities and/or availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $325.1 million for the six months ended June 30, 2022, as compared to $310.9 million for the comparable period in 2021.

Financing activities during the six months ended June 30, 2022 primarily consisted of:

Cash inflows:

●	$600.0 million in proceeds from issuance of 3.20% senior unsecured notes due in 2032;
●	$19.0 million in proceeds from mortgage loan financing; and
●	$14.8 million in proceeds from issuance of stock.

Cash outflows:

●	$547.1 million for repayment of unsecured notes; primarily related to the Company’s $500.0 million 3.40% senior unsecured notes;
●	$253.8 million of dividends paid;
●	$120.0 million in principal payment on debt, including normal amortization of rental property debt;
●	$13.5 million in shares repurchased for employee tax withholding on equity awards;
●	$10.3 million in financing origination costs, in connection with the Company’s issuance of $600.0 million 3.20% senior unsecured notes;
●	$7.0 million in redemption/distribution of noncontrolling interests;
●	$6.5 million for payment of early extinguishment of debt charges; and
●	$3.4 million for repurchase of preferred stock.

Financing activities during the six months ended June 30, 2021 primarily consisted of:

Cash outflows:

●	$160.1 million of dividends paid;
●	$141.2 million in principal payment on debt, including normal amortization of rental property debt;
●	$9.2 million in shares repurchased for employee tax withholding on equity awards; and
●	$3.2 million in redemption/distribution of noncontrolling interests.

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

Debt maturities for the remainder of 2022 consist of: $290.9 million of consolidated debt and $100.4 million of unconsolidated joint venture debt, assuming the utilization of extension options where available. The 2022 consolidated debt maturities are anticipated to be repaid with cash on hand, operating cash flows, borrowings from the Credit Facility and public debt offerings, as deemed appropriate. The 2022 debt maturities on properties in the Company’s unconsolidated joint ventures are anticipated to be repaid through operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales of operating properties of the respective entities and partner capital contributions, as deemed appropriate.

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

Preferred Stock –

The Company’s Board of Director’s authorized the repurchase of up to 900,000 depositary shares of Class L preferred stock and 1,058,000 depositary shares of Class M preferred stock representing up to 1,958 shares the Company’s preferred stock, par value $1.00 per share, through December 31, 2022. During the six months ended June 30, 2022, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in millions)
Class L	54,508	$1.3
Class M	90,760	$2.1

Common Stock –

During August 2021, the Company established an at-the-market continuous offering program (the “ATM program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. During the six months ended June 30, 2022, the Company issued 450,000 shares and received net proceeds after commissions of $11.3 million. As of June 30, 2022, the Company had $411.0 million available under this ATM program.

The Company has a common share repurchase program, which is scheduled to expire on February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the six months ended June 30, 2022. As of June 30, 2022, the Company had $224.9 million available under this common share repurchase program.

Senior Notes –

In February 2022, the Company issued $600.0 million of senior unsecured notes, which are scheduled to mature in April 2032 and accrue interest at a rate of 3.20% per annum. Proceeds from this issuance were used for general corporate purposes, including the repayment of certain senior unsecured notes.

During the six months ended June 30, 2022, the Company repaid or partially repaid the following notes (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Senior unsecured notes (1)	Mar-22	$500.0	3.400%	Nov-22
Senior unsecured notes (2)	May-22 & Jun-22	$36.1	3.125%	Jun-23
Senior unsecured notes (3)	Jun-22	$11.0	3.375%	Oct-22

(1)	The Company incurred a prepayment charge of $6.5 million and $0.7 million in write-off of deferred financing costs resulting from the early repayment.
(2)	Represents partial repayments. As of June 30, 2022, these notes had an outstanding balance of $313.9 million.
(3)	Represents partial repayments. As of June 30, 2022, these notes had an outstanding balance of $288.4 million.

The Company’s indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of June 30, 2022
Consolidated Indebtedness to Total Assets	<60%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.5x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.4x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; and the Seventh Supplemental Indenture dated as of April 24, 2014, each as filed with the SEC. In connection with the Merger, the Company assumed senior unsecured notes which have covenants that are similar to the Company’s existing debt covenants for its senior unsecured notes. Please refer to the form Indenture included in Weingarten’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 10, 1995, the First Supplemental Indenture, dated as of August 2, 2006 filed with Weingarten’s Current Report on Form 8-K dated August 2, 2006, and the Second Supplemental Indenture, dated as of October 9, 2012 filed with Weingarten’s Current Report on Form 8-K dated October 9, 2012. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2021 for specific filing information.

Credit Facility –

In February 2020, the Company obtained a $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, which accrues interest at a rate of LIBOR plus 76.5 basis points (2.55% as of June 30, 2022), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of June 30, 2022, the Credit Facility had no outstanding balance and appropriations for letters of credit of $1.2 million.

During July 2022, the Company amended the Credit Facility to (i) replace LIBOR borrowings with Secured Overnight Financing Rate (“SOFR”) borrowings, (ii) supplement the sustainability grid with an additional one basis point reduction of applicable margin if certain criteria as defined in the Credit Facility are met, (iii) add a leverage metric test which, if met, reduces the applicable margin by five basis points and (iv) obtain pre-approval of a possible organizational conversion to an UPREIT structure.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of June 30, 2022
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	38%
Total Priority Indebtedness to GAV	<35%	1%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.6x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	4.2x

For a full description of the Credit Facility’s covenants, refer to Amendment No. 2 dated July 12, 2022 to Amended and Restated Credit Agreement, dated February 27, 2020, filed herewith Exhibit 10.1 to this Quarterly Report on Form 10-Q dated July 29, 2022.

Mortgages Payable –

During the six months ended June 30, 2022, the Company (i) obtained a $19.0 million mortgage relating to a consolidated joint venture operating property and (ii) repaid $115.3 million of mortgage debt (including fair market value adjustment of $0.2 million) that encumbered six operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of June 30, 2022, the Company had over 480 unencumbered property interests in its portfolio.

Other –

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of June 30, 2022, there were $27.7 million in performance and surety bonds outstanding.

In connection with the Merger, the Company now provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $49.7 million outstanding at June 30, 2022. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

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

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio that reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid for common and preferred issuances of stock for the six months ended June 30, 2022 and 2021 were $253.8 million and $160.1 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On April 26, 2022, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M) which were paid on July 15, 2022 to shareholders of record on July 1, 2022. In addition, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share, which was paid on June 23, 2022 to shareholders of record on June 9, 2022.

On July 26, 2022, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M), which are scheduled to be paid on October 17, 2022, to shareholders of record on October 3, 2022. Additionally, on July 26, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per common share, representing a 10.0% increase from the prior quarterly dividend of $0.20, payable on September 23, 2022 to shareholders of record on September 9, 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss)/income available to the Company’s common shareholders	$(125,751)	$110,343	$105,197	$241,931
Gain on sale of properties	(2,944)	(18,861)	(7,137)	(28,866)
Gain on sale of joint venture properties	(27,198)	-	(30,184)	(5,283)
Depreciation and amortization - real estate related	123,672	71,781	253,133	145,894
Depreciation and amortization - real estate joint ventures	16,616	10,234	33,501	20,241
Impairment charges (including real estate joint ventures)	17,233	104	17,933	1,172
Profit participation from other investments, net	(1,988)	(1,346)	(5,651)	(1,151)
Loss/(gain) on marketable securities, net	261,467	(24,297)	139,703	(85,382)
Provision/(benefit) for income taxes, net (1)	3	1,096	(8)	2,142
Noncontrolling interests (1)	(14,729)	(271)	(19,459)	2,355
FFO available to the Company’s common shareholders (3)	$246,381	$148,783	$487,028	$293,053
Weighted average shares outstanding for FFO calculations:
Basic	615,642	431,011	615,207	430,769
Units	2,473	642	2,509	653
Dilutive effect of equity awards	1,419	1,356	1,689	1,528
Diluted (2)	619,534	433,009	619,405	432,950

FFO per common share – basic	$0.40	$0.35	$0.79	$0.68
FFO per common share – diluted (2)	$0.40	$0.34	$0.79	$0.68

(1)	Related to gains, impairments, and depreciation on properties, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $483 and $97 for the three months ended June 30, 2022 and 2021, respectively. FFO available to the company’s common shareholders would be increased by $955 and $195 for the six months ended June 30, 2022 and 2021, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted FFO per share calculations.

(3)

Includes Early extinguishment of debt charges of $7.2 million recognized during the six months ended June 30, 2022. Includes Merger charges of $3.2 million recognized during the three and six months ended June 30, 2021 in connection with the Merger.

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

For the three and six months ended June 30, 2022, and 2021, the Company included Same property NOI from the Weingarten properties acquired through the Merger, as the Company owned these properties for the full three and six months ended June 30, 2022. The amount of the adjustment relating to Weingarten Same property NOI for the three and six months ended June 30, 2021, included in the table below, represents the Same property NOI from Weingarten properties prior to the Merger, which is not included in the Company's Net (loss)/income available to the Company’s common shareholders for the corresponding period.

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

The following is a reconciliation of Net (loss)/income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss)/income available to the Company’s common shareholders	$(125,751)	$110,343	$105,197	$241,931
Adjustments:
Management and other fee income	(3,925)	(3,284)	(8,520)	(6,721)
General and administrative	27,981	24,754	57,929	49,232
Impairment charges	14,419	104	14,691	104
Merger charges	-	3,193	-	3,193
Depreciation and amortization	124,611	72,573	254,905	147,449
Gain on sale of properties	(2,944)	(18,861)	(7,137)	(28,866)
Interest and other expense, net	49,881	45,030	108,090	89,389
Loss/(gain) on marketable securities, net	261,467	(24,297)	139,703	(85,382)
Provision/(benefit) for income taxes, net	96	1,275	(57)	2,583
Equity in income of other investments, net	(3,385)	(5,039)	(8,758)	(8,826)
Net (loss)/income attributable to noncontrolling interests	(11,226)	421	(12,569)	3,904
Preferred dividends, net	6,250	6,354	12,604	12,708
Weingarten same property NOI (1)	-	93,855	-	185,639
Non same property net operating income	(17,295)	(14,159)	(35,122)	(31,578)
Non-operational expense from joint ventures, net	(2,858)	14,606	16,826	26,568
Same property NOI	$317,321	$306,868	$637,782	$601,327

(1)

Amounts for the three and six months ended June 30, 2021, represent the Same property NOIs from Weingarten properties, not included in the Company's Net (loss)/income available to the Company's common shareholders for the same period.

Same property NOI increased by $10.5 million or 3.4% for the three months ended June 30, 2022, as compared to the corresponding period in 2021. This increase is primarily the result of (i) an increase in net operating income of $20.1 million primarily related to an increase in rental revenue driven by strong leasing activity and a decrease in tenant rent abatements and vacancies as a result of the COVID-19 pandemic, partially offset by (ii) a change in credit loss from tenants of $9.6 million.

Same property NOI increased by $36.5 million or 6.1% for the six months ended June 30, 2022, as compared to the corresponding period in 2021. This increase is primarily the result of (i) an increase in net operating income of $42.8 million primarily related to an increase in rental revenue driven by strong leasing activity and a decrease in tenant rent abatements and vacancies as a result of the COVID-19 pandemic, partially offset by (ii) a change in credit loss from tenants of $6.3 million.

Effects of Inflation

Many of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants' gross sales above pre-determined thresholds, which generally increase as prices rise, and/or as a result of escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices.  In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents to market rates upon renewal. To assist in partially mitigating the Company's exposure to increases in costs and operating expenses, including common area maintenance costs, real estate taxes and insurance, resulting from inflation the Company’s leases include provisions that either (i) require the tenant to pay an allocable share of these operating expenses or (ii) contain fixed contractual amounts, which include escalation clauses, to reimburse these operating expenses.

Leasing Activity

During the six months ended June 30, 2022, the Company executed 927 leases totaling over 6.4 million square feet in the Company’s consolidated operating portfolio comprised of 275 new leases and 652 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $59.8 million or $42.95 per square foot. These costs include $47.5 million of tenant improvements and $12.3 million of external leasing commissions. The average rent per square foot for (i) new leases was $21.67 and (ii) renewals and options was $17.12.

Tenant Lease Expirations

At June 30, 2022, the Company has a total of 8,252 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	204	623	$13,733	1.1%
2022	337	1,146	$27,428	2.3%
2023	1,184	6,966	$131,110	10.8%
2024	1,201	7,826	$148,738	12.3%
2025	1,117	8,098	$149,269	12.3%
2026	1,045	9,481	$155,052	12.8%
2027	984	9,361	$156,408	12.9%
2028	523	5,809	$102,154	8.4%
2029	399	3,630	$66,816	5.5%
2030	303	2,457	$54,913	4.5%
2031	333	2,484	$54,643	4.5%
2032	343	2,507	$49,437	4.1%

(1)	Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of June 30, 2022, with corresponding weighted-average interest rates sorted by maturity date. The table does not include extension options where available (amounts in millions).

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$55.1	$4.9	$53.9	$-	$213.9	$327.8	$301.6
Average Interest Rate	-	3.95%	6.75%	3.50%	-	4.28%	4.13%

Variable Rate	$-	$-	$-	$18.7	$-	$-	$18.7	$18.2
Average Interest Rate	-	-	-	2.35%	-	-	2.35%

Unsecured Debt
Fixed Rate	$290.9	$619.9	$658.1	$755.4	$787.0	$3,945.3	$7,056.6	$6,420.4
Average Interest Rate	3.38%	3.31%	3.37%	3.48%	3.06%	3.35%	3.33%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.1 million for the six months ended June 30, 2022 if short-term interest rates were 1.0% higher.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The Company’s Board of Director’s authorized the repurchase of up to 900,000 depositary shares of Class L preferred stock and 1,058,000 depositary shares of Class M preferred stock representing up to an aggregate of 1,958 shares of the Company’s preferred stock, par value $1.00 per share, through December 31, 2022.

During the three months ended June 30, 2022, the Company repurchased the following Class L depositary shares:

Period			Total Number of Depositary Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2022	–	April 30, 2022	-	$-	-	$	n/a
May 1, 2022	–	May 31, 2022	49,336	23.75	-	$	n/a
June 1, 2022	–	June 30, 2022	5,172	23.82	-	$	n/a
	Total		54,508	$23.76	-

During the three months ended June 30, 2022, the Company repurchased the following Class M depositary shares:

Period			Total Number of Depositary Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2022	–	April 30, 2022	-	$-	-	$	n/a
May 1, 2022	–	May 31, 2022	78,661	23.59	-	$	n/a
June 1, 2022	–	June 30, 2022	12,099	23.81	-	$	n/a
	Total		90,760	$23.61	-

The Company has a common share repurchase program, which is scheduled to expire on February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the six months ended June 30, 2022. As of June 30, 2022, the Company had $224.9 million available under this common share repurchase program.

During the six months ended June 30, 2022, the Company repurchased 559,887 shares of the Company’s common stock for an aggregate purchase price of $13.5 million (weighted average price of $24.15 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

Period			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2022	–	January 31, 2022	3,157	$24.68	-	$224.9
February 1, 2022	–	February 28, 2022	552,640	24.16	-	$224.9
March 1, 2022	–	March 31, 2022	-	-	-	$224.9
April 1, 2022	–	April 30, 2022	-	-	-	$224.9
May 1, 2022	–	May 31, 2022	2,520	23.26	-	$224.9
June 1, 2022	–	June 30, 2022	1,570	21.90	-	$224.9
Total			559,887	$24.15	-

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

10.1

Amendment No. 2 dated July 12, 2022 to Amended and Restated Credit Agreement, dated February 27, 2020, by and among Kimco Realty Corporation, the subsidiaries of Kimco from time to time parties thereto, the several banks, financial institutions and other entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders thereunder

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

KIMCO REALTY CORPORATION

July 29, 2022	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

July 29, 2022	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer