Form 10-Q
period 2022-09-30
KIMCO REALTY CORP
filed 2022-10-28
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 19, 2022, the registrant had 618,460,829 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 30, 2022	December 31, 2021
Assets:
Real estate, net of accumulated depreciation and amortization of $3,336,473 and $3,010,699, respectively	$14,748,910	$15,035,900
Real estate under development	5,672	5,672
Investments in and advances to real estate joint ventures	1,092,351	1,006,899
Other investments	105,984	122,015
Cash and cash equivalents	123,531	334,663
Marketable securities	999,094	1,211,739
Accounts and notes receivable, net	269,887	254,677
Operating lease right-of-use assets, net	135,429	147,458
Other assets	434,711	340,176
Total assets (1)	$17,915,569	$18,459,199

Liabilities:
Notes payable, net	$6,909,382	$7,027,050
Mortgages payable, net	300,739	448,652
Dividends payable	5,326	5,366
Operating lease liabilities	114,923	123,779
Other liabilities	732,081	730,690
Total liabilities (2)	8,062,451	8,335,537
Redeemable noncontrolling interests	13,270	13,480

Commitments and Contingencies (Footnote 18)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 19,435 and 19,580 shares, respectively; Aggregate liquidation preference $485,868 and $489,500, respectively	19	20
Common stock, $.01 par value, authorized 750,000,000 shares; Issued and outstanding 618,462,620 and 616,658,593 shares, respectively	6,185	6,167
Paid-in capital	9,611,382	9,591,871
Retained earnings	78,790	299,115
Accumulated other comprehensive income	6,688	2,216
Total stockholders' equity	9,703,064	9,899,389
Noncontrolling interests	136,784	210,793
Total equity	9,839,848	10,110,182
Total liabilities and equity	$17,915,569	$18,459,199

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2022 and December 31, 2021 of $88,949 and $227,858, respectively. See Footnote 13 of the Notes to Condensed Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at September 30, 2022 and December 31, 2021 of $100,291 and $153,924, respectively. See Footnote 13 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Revenues from rental properties, net	$429,042	$364,694	$1,274,969	$929,297
Management and other fee income	4,361	3,913	12,881	10,634
Total revenues	433,403	368,607	1,287,850	939,931

Operating expenses
Rent	(3,703)	(3,678)	(11,854)	(9,706)
Real estate taxes	(55,578)	(50,594)	(165,967)	(129,124)
Operating and maintenance	(71,457)	(52,063)	(210,466)	(145,480)
General and administrative	(29,677)	(25,904)	(87,606)	(75,136)
Impairment charges	(7,067)	(850)	(21,758)	(954)
Merger charges	-	(46,998)	-	(50,191)
Depreciation and amortization	(125,419)	(114,238)	(380,324)	(261,687)
Total operating expenses	(292,901)	(294,325)	(877,975)	(672,278)

Gain on sale of properties	3,821	1,975	10,958	30,841

Operating income	144,323	76,257	420,833	298,494

Other income/(expense)
Other income, net	6,226	6,696	18,851	11,834
(Loss)/gain on marketable securities, net	(75,491)	457,127	(215,194)	542,510
Interest expense	(52,391)	(52,126)	(165,876)	(146,654)
Early extinguishment of debt charges	(428)	-	(7,658)	-

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	22,239	487,954	50,956	706,184

Benefit/(provision) for income taxes, net	1,039	(314)	1,096	(2,897)
Equity in income of joint ventures, net	26,360	20,025	94,060	54,095
Equity in income of other investments, net	6,733	1,539	15,491	10,365

Net income	56,371	509,204	161,603	767,747

Net loss/(income) attributable to noncontrolling interests	1,583	(1,465)	14,152	(5,369)

Net income attributable to the Company	57,954	507,739	175,755	762,378

Preferred dividends, net	(6,307)	(6,354)	(18,911)	(19,062)

Net income available to the Company's common shareholders	$51,647	$501,385	$156,844	$743,316

Per common share:
Net income available to the Company's common shareholders:
-Basic	$0.08	$0.91	$0.25	$1.57
-Diluted	$0.08	$0.91	$0.25	$1.56

Weighted average shares:
-Basic	615,832	546,842	615,417	469,885
-Diluted	618,018	548,766	617,856	474,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$56,371	$509,204	$161,603	$767,747
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	212	-	4,472	-
Other comprehensive income	212	-	4,472	-

Comprehensive income	56,583	509,204	166,075	767,747

Comprehensive loss/(income) attributable to noncontrolling interests	1,583	(1,465)	14,152	(5,369)

Comprehensive income attributable to the Company	$58,166	$507,739	$180,227	$762,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended September 30, 2022 and 2021

(Unaudited)

(in thousands)

	Retained Earnings/ (Cumulative Distributions in Excess	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	of Net Income)	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at July 1, 2021	$(68,265)	$-	20	$20	433,517	$4,335	$5,771,179	$5,707,269	$64,946	$5,772,215
Net income	507,739	-	-	-	-	-	-	507,739	1,465	509,204
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(353)	(353)
Dividends declared to common and preferred shares	(110,865)	-	-	-	-	-	-	(110,865)	-	(110,865)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(887)	(887)
Issuance of common stock, net of issue costs	-	-	-	-	3,516	35	76,893	76,928	-	76,928
Issuance of common stock for merger	-	-	-	-	179,920	1,799	3,736,936	3,738,735	-	3,738,735
Surrender of common stock for taxes	-	-	-	-	(567)	(5)	(11,575)	(11,580)	-	(11,580)
Exercise of common stock options	-	-	-	-	28	-	534	534	-	534
Amortization of equity awards	-	-	-	-	-	-	5,550	5,550	-	5,550
Noncontrolling interests assumed from the merger	-	-	-	-	-	-	-	-	179,037	179,037
Redemption/conversion of noncontrolling interests	-	-	-	-	-	-	-	-	(3,094)	(3,094)
Balance at September 30, 2021	$328,609	$-	20	$20	616,414	$6,164	$9,579,517	$9,914,310	$241,114	$10,155,424

Balance at July 1, 2022	$163,210	$6,476	19	$19	618,483	$6,185	$9,605,163	$9,781,053	$190,684	$9,971,737
Net income/(loss)	57,954	-	-	-	-	-	-	57,954	(1,583)	56,371
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	212	-	-	-	-	-	212	-	212
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(192)	(192)
Dividends declared to common and preferred shares	(142,374)	-	-	-	-	-	-	(142,374)	-	(142,374)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(52,125)	(52,125)
Surrender of common stock	-	-	-	-	(24)	-	(115)	(115)	-	(115)
Exercise of common stock options	-	-	-	-	4	-	88	88	-	88
Amortization of equity awards	-	-	-	-	-	-	6,261	6,261	-	6,261
Redemption/conversion of noncontrolling interests	-	-	-	-	-	-	(15)	(15)	-	(15)
Balance at September 30, 2022	$78,790	$6,688	19	$19	618,463	$6,185	$9,611,382	$9,703,064	$136,784	$9,839,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(in thousands)

	Retained Earnings/ (Cumulative Distributions in Excess	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	of Net Income)	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance at January 1, 2021	$(162,812)	$-	20	$20	432,519	$4,325	$5,766,511	$5,608,044	$62,210	$5,670,254
Net income	762,378	-	-	-	-	-	-	762,378	5,369	767,747
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(529)	(529)
Dividends declared to common and preferred shares	(270,957)	-	-	-	-	-	-	(270,957)	-	(270,957)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,879)	(1,879)
Issuance of common stock, net of issuance costs	-	-	-	-	4,958	49	76,879	76,928	-	76,928
Issuance of common stock for merger	-	-	-	-	179,920	1,799	3,736,936	3,738,735	-	3,738,735
Surrender of common stock for taxes	-	-	-	-	(1,115)	(10)	(20,816)	(20,826)	-	(20,826)
Exercise of common stock options	-	-	-	-	132	1	2,503	2,504	-	2,504
Amortization of equity awards	-	-	-	-	-	-	17,504	17,504	-	17,504
Noncontrolling interests assumed from the merger	-	-	-	-	-	-	-	-	179,037	179,037
Redemption/conversion of noncontrolling interests	-	-	-	-	-	-	-	-	(3,094)	(3,094)
Balance at September 30, 2021	$328,609	$-	20	$20	616,414	$6,164	$9,579,517	$9,914,310	$241,114	$10,155,424

Balance at January 1, 2022	$299,115	$2,216	20	$20	616,659	$6,167	$9,591,871	$9,899,389	$210,793	$10,110,182
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	891	891
Net income/(loss)	175,755	-	-	-	-	-	-	175,755	(14,152)	161,603
Other comprehensive income
Change in unrealized gains related to defined benefit plan	-	4,472	-	-	-	-	-	4,472	-	4,472
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(726)	(726)
Dividends declared to common and preferred shares	(396,144)	-	-	-	-	-	-	(396,144)	-	(396,144)
Repurchase of preferred stock	64		(1)	(1)	-	-	(3,505)	(3,442)	-	(3,442)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(58,183)	(58,183)
Issuance of common stock	-	-	-	-	2,162	22	11,259	11,281	-	11,281
Surrender of common stock	-	-	-	-	(609)	(6)	(13,654)	(13,660)	-	(13,660)
Exercise of common stock options	-	-	-	-	178	1	3,644	3,645	-	3,645
Amortization of equity awards	-	-	-	-	-	-	20,170	20,170	-	20,170
Redemption/conversion of noncontrolling interests	-	-	-	-	73	1	1,597	1,598	(1,839)	(241)
Balance at September 30, 2022	$78,790	$6,688	19	$19	618,463	$6,185	$9,611,382	$9,703,064	$136,784	$9,839,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Endeds September 30,
	2022	2021

Cash flow from operating activities:
Net income	$161,603	$767,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380,324	261,687
Impairment charges	21,758	954
Early extinguishment of debt charges	7,658	-
Equity award expense	20,185	17,971
Gain on sale of properties	(10,958)	(30,841)
Loss/(gain) on marketable securities, net	215,194	(542,510)
Equity in income of joint ventures, net	(94,060)	(54,095)
Equity in income of other investments, net	(15,491)	(10,365)
Distributions from joint ventures and other investments	66,875	54,188
Change in accounts and notes receivable, net	(10,950)	(3,644)
Change in accounts payable and accrued expenses	33,534	(55,569)
Change in other operating assets and liabilities, net	(69,916)	11,747
Net cash flow provided by operating activities	705,756	417,270

Cash flow from investing activities:
Acquisition of operating real estate	(161,171)	(102,682)
Improvements to operating real estate	(128,592)	(112,792)
Acquisition of Weingarten Realty Investors, net of cash acquired of $56,465	-	(263,973)
Investment in marketable securities	(3,348)	-
Proceeds from sale of marketable securities	800	339
Investment in cost method investment	(4,497)	-
Investments in and advances to real estate joint ventures	(80,496)	(7,546)
Reimbursements of investments in and advances to real estate joint ventures	31,540	9,113
Investments in and advances to other investments	(12,669)	(59,504)
Reimbursements of investments in and advances to other investments	29,444	48,420
Investment in other financing receivable	(75,063)	(26,897)
Collection of mortgage loans receivable	38,232	3,742
Proceeds from sale of properties	146,218	154,017
Net cash flow used for investing activities	(219,602)	(357,763)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(157,928)	(136,222)
Principal payments on rental property debt	(7,244)	(7,481)
Proceeds from mortgage loan financings	19,000	-
Proceeds from issuance of unsecured notes	1,250,000	500,000
Proceeds from unsecured revolving credit facility, net	128,000	-
Repayments of unsecured notes	(1,449,060)	-
Financing origination costs	(19,273)	(7,017)
Payment of early extinguishment of debt charges	(6,955)	-
Contributions from noncontrolling interests	891	-
Redemption/distribution of noncontrolling interests	(59,361)	(7,558)
Dividends paid	(396,182)	(270,956)
Proceeds from issuance of stock, net	14,926	79,433
Repurchase of preferred stock	(3,441)	-
Shares repurchased for employee tax withholding on equity awards	(13,549)	(20,787)
Change in tenants' security deposits	2,890	1,364
Net cash flow (used for)/provided by financing activities	(697,286)	130,776

Net change in cash, cash equivalents and restricted cash	(211,132)	190,283
Cash, cash equivalents and restricted cash, beginning of the period	334,663	293,188
Cash, cash equivalents and restricted cash, end of the period	$123,531	$483,471

Interest paid during the period, including payment of early extinguishment of debt charges of $6,955 and $0, respectively (net of capitalized interest of $445 and $482, respectively)	$186,193	$122,297

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

See Footnote 3 of the Company’s Condensed Consolidated Financial Statements for further disclosure regarding the Merger transaction.

Economic Conditions and the COVID-19 Pandemic

The economy continues to face several issues including the lack of qualified employees, inflation risk, supply chain issues and new coronavirus disease 2019 (“COVID-19”) variants, which could impact the Company and its tenants. In response to the rising rate of inflation the Federal Reserve has steadily increased interest rates, and may continue to increase interest rates, until the rate of inflation begins to decrease. These increases in interest rates could adversely impact the business and financial results of the Company and its tenants. In addition to the rising rate of inflation, slower economic growth and the potential for a recession could have an adverse effect on the Company and its tenants. This could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties. As a result, the Company could feel pricing pressure on rents that it is able to charge to new or renewing tenants, such that future rents and rent spreads could be negatively impacted. The Company continues to monitor economic, financial, and social conditions, including the effects of the COVID-19 pandemic, and will assess its asset portfolio for any impairment indicators.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 10-K, as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its Condensed Consolidated Financial Statements (see Footnote 22 of the Company’s Condensed Consolidated Financial Statements).

New Accounting Pronouncements

The following table represents an Accounting Standards Update (“ASU”) to the FASB’s ASCs that, as of  September 30, 2022, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

		January 1, 2024; Early adoption permitted	The Company is assessing the impact this ASU will have on the Company’s financial position and/or results of operations.
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

Revenues from rental properties, net and Net income available to the Company's common shareholders in the Company's Condensed Consolidated Statements of Income includes revenues of $73.5 million and net income of $9.9 million (excluding $50.2 million of merger related charges), respectively, resulting from the Merger during the nine months ended September 30, 2021.

Pro forma Information

The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021, adjusted to give effect as if the Merger occurred as of January 1, 2020. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods. (Amounts presented in millions, except per share figures).

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Revenues from rental properties, net	$401.4	$1,186.4
Net income (1)	$561.4	$854.3
Net income available to the Company’s common shareholders (1)	$553.4	$828.3
Net income available to the Company’s common shareholders per common share:
Basic (1)	$0.91	$1.35
Diluted (1)	$0.90	$1.34

(1)	The pro forma earnings for the three and nine months ended September 30, 2021 were adjusted to exclude $47.0 million and $50.2 million of merger costs, respectively.

4. Real Estate

Acquisitions

During the nine months ended September 30, 2022, the Company acquired the following operating properties, through direct asset purchases (in thousands):

Property Name	Location	Month Acquired	Purchase Price	GLA*
Ranchos San Marcos Parcel	San Marcos, CA	Jan-22	$2,407	6
Columbia Crossing Parcel	Columbia, MD	Feb-22	16,239	60
Oak Forest Parcel	Houston, TX	Jun-22	3,846	4
Devon Village (1)	Devon, PA	Jun-22	733	-
Fishtown Crossing	Philadelphia, PA	Jul-22	39,291	133
Carman’s Plaza	Massapequa, NY	Jul-22	51,423	195
Pike Center (1)	Rockville, MD	Jul-22	21,850	-
			$135,789	398

* Gross leasable area ("GLA")

(1)	Land parcel

The purchase price for these acquisitions was allocated to real estate and related intangible assets and liabilities acquired, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for properties acquired during the nine months ended September 30, 2022, is as follows (in thousands):

	Allocation as of September 30, 2022	Weighted Average Amortization Period (in Years)
Land	$64,480	n/a
Building	58,800	50.0
Building improvements	4,480	45.0
Tenant improvements	4,963	6.9
Solar panels	2,308	20.0
In-place leases	7,249	6.4
Above-market leases	199	3.8
Below-market leases	(6,690)	14.2
Net assets acquired	$135,789

During the nine months ended September 30, 2021, the Company acquired the following operating properties, through direct asset purchases (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Other Consideration*	Total	GLA
Distribution Center #1	Lancaster, CA	Jan-21	$58,723	$11,277	$70,000	927
Distribution Center #2	Woodland, CA	Jan-21	27,589	6,411	34,000	508
			$86,312	$17,688	$104,000	1,435

* Consists of the fair value of the assets acquired which exceeded the purchase price upon closing. The transaction was a sale-leaseback with the seller which resulted in the recognition of a prepayment of rent of $17.7 million in accordance with ASC 842, Leases at closing. The prepayment of rent was amortized over the initial term of the lease through Revenues from rental properties, net on the Company's Condensed Consolidated Statements of Income.

The two distribution centers were purchased through a TRS of the Company during January 2021, and they were subsequently sold in June 2021 and are included in the Dispositions disclosure below. Included in the Company's Condensed Consolidated Statements of Income is $3.2 million in total revenues from the date of acquisition through the date of disposition for these two operating properties.

Included in the Company’s Condensed Consolidated Statements of Income is $3.2 million in total revenues from the date of acquisition through September 30, 2022 and 2021, respectively, for operating properties acquired during each of the respective years.

Dispositions

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels for the nine months ended September 30, 2022 and 2021 (dollars in millions):

	Nine Months Ended September 30,
	2022	2021
Aggregate sales price (1)	$172.2	$156.6
Gain on sale of properties (2)	$11.0	$30.8
Number of properties sold	8	5
Number of parcels sold	10	9

(1)	Includes $19.7 million of Internal Revenue Code 26 U.S.C. §1031 proceeds held in escrow through sale of real estate interests for the nine months ended September 30, 2022.
(2)	Before noncontrolling interests of $3.0 million and taxes of $2.2 million, after utilization of net operating loss carryforwards, for the nine months ended September 30, 2021.

Impairments

During the nine months ended September 30, 2022, the Company recognized impairment charges related to adjustments to property carrying values of $21.8 million, before noncontrolling interests of $15.8 million. The Company’s estimated fair values of these assets were primarily based upon sales prices from signed contracts, which were less than the carrying value of the assets.

5. Investments in and Advances to Real Estate Joint Ventures

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at September 30, 2022 and December 31, 2021 (dollars in millions):

	Noncontrolling Ownership Interest	The Company’s Investment
Joint Venture	As of September 30, 2022	September 30, 2022	December 31, 2021
Prudential Investment Program	15.0%	$153.8	$163.0
Kimco Income Opportunity Portfolio (“KIR”) (1)	52.1%	281.7	186.0
Canada Pension Plan Investment Board (“CPP”)	55.0%	185.7	165.1
Other Institutional Joint Ventures	Various	260.4	281.8
Other Joint Venture Programs	Various	210.8	211.0
Total*		$1,092.4	$1,006.9

* Representing 112 property interests and 22.6 million square feet of GLA, as of September 30, 2022, and 120 property interests and 24.7 million square feet of GLA, as of December 31, 2021.

(1)

During the nine months ended September 30, 2022, the Company purchased additional ownership interests for $55.1 million, including the General Partner's ownership interest from Milton Cooper, Executive Chairman of the Board of Directors of the Company, for $0.1 million. There was no change in control as a result of these transactions.

The table below presents the Company’s share of net income for the above investments which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Joint Venture	2022	2021	2022	2021
Prudential Investment Program (1)	$2.6	$1.9	$7.4	$7.2
KIR	17.5	9.4	62.9	27.2
CPP	2.5	2.6	8.2	6.7
Other Institutional Joint Ventures	0.8	0.9	6.3	0.9
Other Joint Venture Programs	3.0	5.2	9.3	12.1
Total	$26.4	$20.0	$94.1	$54.1

(1)	During the nine months ended September 30, 2022, the Prudential Investment Program recognized an impairment charge on a property of $15.1 million, of which the Company’s share was $2.3 million.

During the nine months ended September 30, 2022, certain of the Company’s real estate joint ventures disposed of eight properties and a land parcel, in separate transactions, for an aggregate sales price of $326.5 million. These transactions resulted in an aggregate net gain to the Company of $37.3 million for the nine months ended September 30, 2022.

During the nine months ended September 30, 2021, certain of the Company’s real estate joint ventures disposed of two properties, in separate transactions, for an aggregate sales price of $53.7 million. These transactions resulted in an aggregate net gain to the Company of $4.2 million for the nine months ended September 30, 2021.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2022 and December 31, 2021 (dollars in millions):

	As of September 30, 2022			As of December 31, 2021
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$381.0	4.28%	36.1	$426.9	2.02%	45.6
KIR	324.9	4.21%	46.4	492.6	2.55%	27.9
CPP	83.4	4.89%	46.1	84.2	1.85%	55.0
Other Institutional Joint Ventures	233.3	4.30%	50.7	232.9	1.65%	59.7
Other Joint Venture Programs	391.9	3.99%	74.6	402.1	3.58%	83.0
Total	$1,414.5			$1,638.7

* Includes extension options

6. Other Investments

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity Program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of September 30, 2022, the Company’s net investment under the Preferred Equity Program was $69.6 million relating to 13 properties. During the nine months ended September 30, 2022 and 2021, the Company recognized net income of $14.8 million and $8.5 million from its preferred equity investments, respectively. These amounts are included in Equity in income of other investments, net on the Company’s Condensed Consolidated Statements of Income.

7. Marketable Securities

The amortized cost and unrealized gains, net of marketable securities as of September 30, 2022 and December 31, 2021, are as follows (in thousands):

	As of September 30, 2022	As of December 31, 2021
Marketable securities:
Amortized cost	$116,741	$114,159
Unrealized gains, net	882,353	1,097,580
Total fair value	$999,094	$1,211,739

During the three months ended September 30, 2022 and 2021, the Company recognized net unrealized losses on marketable securities of $75.5 million and net unrealized gains on marketable securities of $457.1 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized net unrealized losses on marketable securities of $215.2 million and net unrealized gains on marketable securities of $542.5 million, respectively. These net unrealized gains and losses are included in (Loss)/gain on marketable securities, net on the Company’s Condensed Consolidated Statements of Income. See Footnote 22 of the Company's Condensed Consolidated Financial Statements for additional information regarding subsequent events.

8. Accounts and Notes Receivable

The components of accounts and notes receivable, net of potentially uncollectible amounts as of September 30, 2022 and December 31, 2021, are as follows (in thousands):

	As of September 30, 2022	As of December 31, 2021
Billed tenant receivables	$13,430	$20,970
Unbilled common area maintenance, insurance and tax reimbursements	53,305	55,283
Deferred rent receivables	3,145	5,029
Other receivables	18,167	15,725
Straight-line rent receivables	181,840	157,670
Total accounts and notes receivable, net	$269,887	$254,677

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

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three and nine months ended September 30, 2022 and 2021, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease income:
Fixed lease income (1)	$340,990	$283,911	$1,009,358	$720,174
Variable lease income (2)	83,689	65,985	248,650	181,980
Above-market and below-market leases amortization, net	3,107	2,982	10,088	11,915
Adjustments for potentially uncollectible revenues and disputed amounts (3)	1,256	11,816	6,873	15,228
Total lease income	$429,042	$364,694	$1,274,969	$929,297

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)	The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts primarily due to the COVID-19 pandemic.

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from one to 63.3 years, some of which include options to extend the terms for up to an additional 75 years.

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating and finance leases as of September 30, 2022 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	24.7	1.3
Weighted-average discount rate	6.62%	4.44%

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost:
Finance lease cost	$398	$263	$974	$263
Operating lease cost	3,222	2,938	9,473	8,562
Variable lease cost	825	1,188	3,421	2,520
Total lease cost	$4,445	$4,389	$13,868	$11,345

10. Other Assets

Assets Held-For-Sale

At September 30, 2022, the Company had a property classified as held-for-sale at a net carrying amount of $12.4 million (including accumulated depreciation and amortization of $0.9 million).

Mortgages and Other Financing Receivables

During the nine months ended September 30, 2022, the Company provided as a lender the following mortgage loans and other financing receivables (dollars in millions):

Date Issued	Face Amount	Interest Rate	Maturity Date
Jul-22	$22.0	10.00%	Feb-24
Jun-22	$16.5	9.00%	Jun-25
Jun-22	$19.6	10.00%	Jun-29
May-22	$14.0	8.00%	May-29
Jan-22	$3.0	8.00%	Jul-22

During the nine months ended September 30, 2022, the Company received $38.1 million of partial and full repayments relating to three mortgage loans with interest rates ranging from 8.00% to 12.50%, and maturity dates ranging from July 2022 to September 2027.

11. Notes and Mortgages Payable

Notes Payable

The Company has a $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks which is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. In July 2022, the Company amended the Credit Facility to (i) replace LIBOR borrowings with Secured Overnight Financing Rate (“SOFR”) borrowings, (ii) supplement the sustainability grid with an additional one basis point reduction of applicable margin if certain criteria as defined in the Credit Facility are met, (iii) add a leverage metric test which, if met, reduces the applicable margin by five basis points and (iv) obtain pre-approval of a possible organizational conversion to an UPREIT structure. The Company achieved such sustainability metric targets, which effectively reduced the rate on the Credit Facility by two basis points. The Credit Facility, which accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 75.5 basis points (3.85% as of September 30, 2022), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of September 30, 2022, the Credit Facility had an outstanding balance of $128.0 million, appropriations for letters of credit of $1.2 million and the Company was in compliance with its covenants.

During the nine months ended September 30, 2022, the Company issued the following series of senior unsecured notes (dollars in millions):

Date Issued	Amount Issued	Interest Rate	Maturity Date
Aug-22	$650.0	4.600%	Feb-33
Feb-22	$600.0	3.200%	Apr-32

During the nine months ended September 30, 2022, the Company fully repaid the following senior unsecured notes (dollars in millions):

Date Paid	Amount Repaid	Interest Rate	Maturity Date
Sep-22 (1)	$299.7	3.500%	Apr-23
Sep-22 (1) (2)	$350.0	3.125%	Jun-23
Sep-22 (1) (2)	$299.4	3.375%	Oct-22
Mar-22 (3)	$500.0	3.400%	Nov-22

(1)	There was no prepayment charge associated with this early repayment.
(2)	Includes partial repayments during May and June 2022.
(3)

The Company incurred a prepayment charge of $6.5 million and $0.7 million in write-off of deferred financing costs resulting from this early repayment, which are included in Early extinguishment of debt charges on the Company's Condensed Consolidated Statements of Income.

Mortgages Payable

During the nine months ended September 30, 2022, the Company (i) obtained a $19.0 million mortgage relating to a consolidated joint venture operating property and (ii) repaid $158.4 million of mortgage debt (including fair market value adjustment of $0.5 million) that encumbered 11 operating properties.

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

During the nine months ended September 30, 2022, a consolidated joint venture, which the Company had a 15% controlling interest, disposed of five properties (encumbered by $42.8 million of mortgage debt, in aggregate) for a sales price of $105.5 million, in aggregate. The Company recognized impairment charges of $19.0 million, before the partner's $15.8 million noncontrolling interests share of the impairment. As a result of this transaction the noncontrolling partner received a distribution of $50.3 million.

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholders' equity on the Company’s Condensed Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance at January 1,	$13,480	$15,784
Fair value allocation to partnership interest	-	2,068
Net income	725	529
Distributions	(726)	(2,597)
Redemption/conversion of noncontrolling interests	(209)	-
Balance at September 30,	$13,270	$15,784

13. Variable Interest Entities (“VIE”)

Included within the Company’s consolidated operating properties at September 30, 2022 and December 31, 2021 are 32 and 34 consolidated entities, respectively, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At September 30, 2022, total assets of these VIEs were $1.4 billion and total liabilities were $100.3 million. At December 31, 2021, total assets of these VIEs were $1.6 billion and total liabilities were $153.9 million.

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

	As of September 30, 2022	As of December 31, 2021
Number of unencumbered VIEs	30	30
Number of encumbered VIEs	2	4
Total number of consolidated VIEs	32	34

Restricted Assets:
Real estate, net	$81.5	$222.9
Cash and cash equivalents	4.9	2.0
Accounts and notes receivable, net	1.1	2.0
Other assets	1.4	1.0
Total Restricted Assets	$88.9	$227.9

VIE Liabilities:
Mortgages payable, net	$31.1	$78.9
Accounts payable and accrued expenses	12.3	11.8
Operating lease liabilities	5.3	6.7
Other liabilities	51.6	56.5
Total VIE Liabilities	$100.3	$153.9

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1) (3)	$6,909,382	$5,869,420	$7,027,050	$7,330,723
Mortgages payable, net (2) (3)	$300,739	$264,082	$448,652	$449,758

(1)

The Company determined that the valuation of its senior unsecured notes were classified within Level 2 of the fair value hierarchy and its Credit Facility was classified within Level 3 of the fair value hierarchy. The estimated fair value amounts classified as Level 2, as of September 30, 2022 and December 31, 2021, were $5.7 billion and $7.3 billion, respectively. The estimated fair value amounts classified as Level 3, as of September 30, 2022, was $126.7 million.

(2)	The Company determined that its valuation of its mortgages payable were classified within Level 3 of the fair value hierarchy.
(3)	The Company determined the estimated fair value of the Credit Facility and mortgages payable using a discounted cash flow model using a rate that reflects the average yield of similar market participants.

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

The table below presents the Company’s financial assets measured at fair value on a recurring basis at  September 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2022	Level 1	Level 2	Level 3

Marketable equity securities	$999,094	$999,094	$-	$-

	Balance at December 31, 2021	Level 1	Level 2	Level 3

Marketable equity securities	$1,211,739	$1,211,739	$-	$-

The table below presents assets measured at fair value on a non-recurring basis at December 31, 2021 (in thousands):

	Balance at December 31, 2021	Level 1	Level 2	Level 3

Other investments	$9,834	$-	$-	$9,834

During the nine months ended September 30, 2022, the Company recognized impairment charges related to adjustments to property carrying values of $21.8 million, before noncontrolling interests of $15.8 million. The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers, which were less than the carrying value of the assets. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

15. Incentive Plans

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan (together with the 2020 Plan, the “Plans”) that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards. At September 30, 2022, the Company had 6.9 million shares of common stock available for issuance under the 2020 Plan.

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

The Company recognized expenses associated with its equity awards of $20.2 million and $18.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had $49.6 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

16. Stockholders’ Equity

Preferred Stock

The Company’s Board of Director’s authorized the repurchase of up to 900,000 depositary shares of Class L preferred stock and 1,058,000 depositary shares of Class M preferred stock representing up to 1,958 shares of the Company’s preferred stock, par value $1.00 per share, through December 31, 2022. During the nine months ended September 30, 2022, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in millions)
Class L	54,508	$1.3
Class M	90,760	$2.1

The Company’s outstanding Preferred Stock is detailed below:

As of September 30, 2022
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,946	$223,637	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,489	262,231	5.250%	$1.31250	$1.00	12/20/2022
		19,435	$485,868

As of December 31, 2021
Class of Preferred Stock	Shares Authorized	Share Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	9,000	$225,000	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,580	264,500	5.250%	$1.31250	$1.00	12/20/2022
		19,580	$489,500

Common Stock

The Company has a common share repurchase program, which is scheduled to expire February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the nine months ended September 30, 2022. As of September 30, 2022, the Company had $224.9 million available under this common share repurchase program.

During August 2021, the Company established an at-the-market continuous offering program (the “ATM program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. During the nine months ended September 30, 2022, the Company issued 450,000 shares and received net proceeds after commissions of $11.3 million. As of September 30, 2022, the Company had $411.0 million available under this ATM program.

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common Shares	$0.22000	$0.17000	$0.61000	$0.51000
Class L Depositary Shares	$0.32031	$0.32031	$0.96093	$0.96093
Class M Depositary Shares	$0.32813	$0.32813	$0.98439	$0.98439

17. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Proceeds held in escrow through the sale of real estate interests	$19,744	$-
Surrender of common stock	$13,660	$20,826
Declaration of dividends paid in succeeding period	$5,326	$5,366
Capital expenditures accrual	$28,219	$35,451
Lease liabilities arising from obtaining operating right-of-use assets	$-	$553
Allocation of fair value to noncontrolling interests	$-	$2,068
Decrease in redeemable noncontrolling interests from redemption of units for common stock	$1,613	$-
Purchase price fair value adjustment to prepaid rent	$-	$15,620
Weingarten Merger:
Real estate assets	$-	$5,624,707
Investments in and advances to real estate joint ventures	$-	$586,248
Notes payable	$-	$(1,497,632)
Mortgages payable	$-	$(317,671)
Below-market leases	$-	$(120,441)
Noncontrolling interests	$-	$(179,037)
Other assets and liabilities, net	$-	$(149,813)
Lease liabilities arising from obtaining operating right-of-use assets	$-	$32,569
Lease liabilities arising from obtaining financing right-of-use assets	$-	$23,778
Common stock issued in exchange for Weingarten shares	$-	$(3,738,735)

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Condensed Consolidated Balance Sheets to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	As of September 30, 2022	As of December 31, 2021
Cash and cash equivalents	$120,331	$325,631
Restricted cash	3,200	9,032
Total cash, cash equivalents and restricted cash	$123,531	$334,663

18. Commitments and Contingencies

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At September 30, 2022, these letters of credit aggregated $44.2 million.

Funding Commitments

The Company has investments with funding commitments of $27.5 million, of which $13.1 million has been funded as of September 30, 2022.

Other

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of September 30, 2022, there were $18.5 million in performance and surety bonds outstanding.

In connection with the Merger, the Company now provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $49.7 million outstanding at September 30, 2022. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of September 30, 2022.

19. Defined Benefit Plan

As part of the Merger, the Company assumed sponsorship of Weingarten’s noncontributory qualified cash balance retirement plan (“the Benefit Plan”). At the date of the Merger, the Benefit Plan was frozen and as a result no new benefits will be offered to employees who were not already part of the Benefit Plan on the Merger date. The Benefit Plan was terminated as of December 31, 2021. In connection with the termination, the Benefit Plan maintains a separate account for each participant. Annual additions to each participant’s account includes an interest credit of 4.5% as the service credit was suspended upon the freeze. The participant data used in determining the liabilities and costs for the Benefit Plan was determined as of September 30, 2022.

The following table summarizes the measurement changes in the Benefit Plan’s projected benefit obligation, plan assets and funded status, as well as the components of net periodic benefit costs, including key assumptions, from January 1, 2022 through September 30, 2022 (in thousands):

2022
Change in Projected Benefit Obligation:
Benefit obligation at January 1	$36,995
Interest cost	435
Actuarial gain	(6,028)
Benefit payments	(1,093)
Benefit obligation at September 30, 2022	$30,309
Change in Plan Assets:
Fair value of plan assets at January 1	$43,653
Actual return on plan assets	(1,343)
Benefit payments	(1,093)
Fair value of plan assets at September 30	$41,217
Funded status at September 30 (included in Other assets)	$10,908
Accumulated benefit obligation	$30,309
Net gain recognized in other comprehensive income	$6,688

The weighted-average assumptions used to determine the benefit obligation as of September 30, 2022 are as follows:

Discount rate	4.23%
Interest credit rate for cash balance plan	4.50%

The selection of the discount rate is made after comparison to yields based on cash investments. The long-term rate of return is a composite rate for the Benefit Plan. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. The Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the Benefit Plan portfolio. This analysis resulted in the selection of 1.00% as the long-term rate of return assumption for the nine months ended September 30, 2022.

No contributions have been made and none are anticipated to be made to the Benefit Plan during 2022.

20. Accumulated Other Comprehensive Income (“AOCI”)

The following table displays the change in the components of AOCI for the nine months ended September 30, 2022:

Unrealized Gains Related to Defined Benefit Plan
Balance as of January 1, 2022	$2,216
Other comprehensive income before reclassifications	4,472
Amounts reclassified from AOCI	-
Net current-period other comprehensive income	4,472
Balance as of September 30, 2022	$6,688

21. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$51,647	$501,385	$156,844	$743,316
Earnings attributable to participating securities	(582)	(4,078)	(1,581)	(5,749)
Net income available to the Company’s common shareholders for basic earnings per share	51,065	497,307	155,263	737,567
Distributions on convertible units	-	42	-	3,009
Net income available to the Company’s common shareholders for diluted earnings per share	$51,065	$497,349	$155,263	$740,576

Weighted average common shares outstanding – basic	615,832	546,842	615,417	469,885
Effect of dilutive securities (1):
Equity awards	2,133	1,718	2,392	1,837
Assumed conversion of convertible units	53	206	47	2,730
Weighted average common shares outstanding – diluted	618,018	548,766	617,856	474,452
Net income available to the Company's common shareholders:
Basic earnings per share	$0.08	$0.91	$0.25	$1.57
Diluted earnings per share	$0.08	$0.91	$0.25	$1.56

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 0.3 million and 0.5 million stock options that were not dilutive as of September 30, 2022 and 2021, respectively.

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

22. Subsequent Event

As of September 30, 2022, the Company held 39.8 million shares in Albertsons Companies, Inc. (“ACI”) with a fair value of $990.4 million.  On October 14, 2022, The Kroger Co. (“Kroger”) and ACI announced a definitive merger agreement (“ACI Merger”), with Kroger continuing as the surviving public company. In connection with the ACI Merger, ACI announced a $6.85 per share special cash dividend payable on November 7, 2022 to ACI shareholders of record as of the close of business on October 24, 2022.  Subsequent to the ACI Merger announcement, in October 2022, the Company sold 11.5 million of its shares in ACI, generating net proceeds of approximately $301.1 million. The Company still retains 28.3 million shares of ACI, of which 28.0 million shares are subject to certain contractual lock-up provisions that expire in May 2023.  As a result of the anticipated special cash dividend from ACI (estimated to be $194.1 million to the Company), the Company is expecting to make a special dividend in connection with maintaining compliance with its REIT distribution requirements. A special dividend by the Company may take the form of cash or some combination of cash and the Company's common stock. The Company’s determination regarding any such special dividend and the form thereof will be announced by year end.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “commit,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (iv) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (v) the Company’s ability to raise capital by selling its assets, (vi) increases in operating costs due to inflation and supply chain issues, (vii) risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the combined company following the merger between Kimco and Weingarten Realty Investors (the “Merger”), (viii) the possibility that, if the Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline, (ix) changes in governmental laws and regulations, including, but not limited, to changes in data privacy, environmental (including climate change), safety and health laws, and management’s ability to estimate the impact of such changes, (x) valuation and risks related to the Company’s joint venture, preferred equity investments and other investments, (xi) valuation of marketable securities and other investments, including the shares of Albertsons Companies, Inc. common stock held by the Company, (xii) impairment charges, (xiii) pandemics or other health crises, such as coronavirus disease 2019 (“COVID-19”), (xiv) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (xv) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (xvi) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xvii) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity, and (xviii) the other risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes in the Current Reports on Form 8-K that the Company files with the Securities and Exchange Commission (“SEC”).

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of September 30, 2022, the Company had interests in 526 U.S. shopping center properties, aggregating 90.8 million square feet of gross leasable area (“GLA”), located in 28 states. In addition, the Company had 24 other property interests, primarily through the Company’s preferred equity investments and other investments, totaling 5.7 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

Economic Conditions and the COVID-19 Pandemic

The economy continues to face several issues including the lack of qualified employees, inflation risk, supply chain issues and new COVID-19 variants, which could impact the Company and its tenants. In response to the rising rate of inflation the Federal Reserve has steadily increased interest rates, and may continue to increase interest rates, until the rate of inflation begins to decrease. These increases in interest rates could adversely impact the business and financial results of the Company and its tenants. In addition to the rising rate of inflation, slower economic growth and the potential for a recession could have an adverse effect on the Company and its tenants. This could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties. As a result, the Company could feel pricing pressure on rents that it is able to charge to new or renewing tenants, such that future rents and rent spreads could be negatively impacted.

Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company continues to monitor economic, financial, and social conditions, including the effects of the COVID-19 pandemic, and will assess its asset portfolio for any impairment indicators. If the Company determines that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material. The Company did not incur any impairment charges during the nine months ended September 30, 2022, relating to changes in economic conditions or COVID-19.

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

Hurricane Impact

The Company did not incur significant damage to its properties as a result of Hurricane Ian, which primarily hit Florida and South Carolina in September 2022.

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021 (in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues
Revenues from rental properties, net	$429,042	$364,694	$64,348	$1,274,969	$929,297	$345,672
Management and other fee income	4,361	3,913	448	12,881	10,634	2,247
Operating expenses
Rent (1)	(3,703)	(3,678)	(25)	(11,854)	(9,706)	(2,148)
Real estate taxes	(55,578)	(50,594)	(4,984)	(165,967)	(129,124)	(36,843)
Operating and maintenance (2)	(71,457)	(52,063)	(19,394)	(210,466)	(145,480)	(64,986)
General and administrative (3)	(29,677)	(25,904)	(3,773)	(87,606)	(75,136)	(12,470)
Impairment charges	(7,067)	(850)	(6,217)	(21,758)	(954)	(20,804)
Merger charges	-	(46,998)	46,998	-	(50,191)	50,191
Depreciation and amortization	(125,419)	(114,238)	(11,181)	(380,324)	(261,687)	(118,637)
Gain on sale of properties	3,821	1,975	1,846	10,958	30,841	(19,883)
Other income/(expense)
Other income, net	6,226	6,696	(470)	18,851	11,834	7,017
(Loss)/gain on marketable securities, net	(75,491)	457,127	(532,618)	(215,194)	542,510	(757,704)
Interest expense	(52,391)	(52,126)	(265)	(165,876)	(146,654)	(19,222)
Early extinguishment of debt charges	(428)	-	(428)	(7,658)	-	(7,658)
Benefit/(provision) for income taxes, net	1,039	(314)	1,353	1,096	(2,897)	3,993
Equity in income of joint ventures, net	26,360	20,025	6,335	94,060	54,095	39,965
Equity in income of other investments, net	6,733	1,539	5,194	15,491	10,365	5,126
Net loss/(income) attributable to noncontrolling interests	1,583	(1,465)	3,048	14,152	(5,369)	19,521
Preferred dividends, net	(6,307)	(6,354)	47	(18,911)	(19,062)	151
Net income available to the Company's common shareholders	$51,647	$501,385	$(449,738)	$156,844	$743,316	$(586,472)
Net income available to the Company's common shareholders:
Diluted per common share	$0.08	$0.91	$(0.83)	$0.25	$1.56	$(1.31)

(1)	Rent expense primarily relates to ground lease payments for which the Company is the lessee.
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

Net income available to the Company’s common shareholders was $51.6 million for the three months ended September 30, 2022, as compared to $501.4 million for the comparable period in 2021. On a diluted per common share basis, net income available to the Company’s common shareholders for the three months ended September 30, 2022 was $0.08 as compared to $0.91 for the comparable period in 2021.

Net income available to the Company’s common shareholders was $156.8 million for the nine months ended September 30, 2022, as compared to $743.3 million for the comparable period in 2021. On a diluted per common share basis, net income available to the Company’s common shareholders for the nine months ended September 30, 2022 was $0.25 as compared to $1.56 for the comparable period in 2021.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Income that the Company believes changed significantly and affected Net income available to the Company's common shareholders during the three and nine months ended September 30, 2022, as compared to the corresponding period in 2021:

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $64.3 million for the three months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily from (i) an increase in revenues of $58.1 million due to properties acquired during 2022 and 2021, including the impact of the Merger, (ii) a net increase in revenues from tenants of $18.6 million primarily due to an increase in leasing activity and net growth in the current portfolio and (iii) an increase in lease termination fee income of $2.0 million, partially offset by (iv) a net decrease of $7.6 million due to changes in credit losses from tenants, (v) a decrease in net straight-line rental income of $5.4 million primarily due to changes in reserves and (vi) a decrease in revenues of $1.4 million due to dispositions during 2022 and 2021.

The increase in Revenues from rental properties, net of $345.7 million for the nine months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily from (i) an increase in revenues of $318.6 million due to properties acquired during 2022 and 2021, including the impact of the Merger, (ii) a net increase in revenues from tenants of $36.2 million primarily due to an increase in leasing activity and net growth in the current portfolio, (iii) an increase in net straight-line rental income of $4.2 million primarily due to an increase in leasing activity and changes in reserves and (iv) an increase in revenues of $1.7 million due to dispositions during 2022 and 2021, partially offset by (v) a net decrease of $10.2 million due to changes in credit losses from tenants and (vi) a decrease in lease termination fee income of $4.8 million.

Real estate taxes –

The increase in Real estate taxes of $5.0 million and $36.8 million for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, respectively, is primarily due to properties acquired during 2022 and 2021, including the impact of the Merger.

Operating and maintenance –

The increase in Operating and maintenance expense of $19.4 million and $65.0 million for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, respectively, is primarily due to (i) properties acquired during 2022 and 2021, including the impact of the Merger and (ii) increases in repairs and maintenance, utilities and other operating costs throughout the Company’s operating properties.

General and administrative –

The increase in General and administrative expense of $3.8 million for the three months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) an increase in employee-related expenses of $2.3 million resulting from additional employees hired in connection with the Merger and (ii) an increase in professional fees and corporate expenses of $1.2 million.

The increase in General and administrative expense of $12.5 million for the nine months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) an increase in employee-related expenses of $8.7 million resulting from additional employees hired in connection with the Merger, (ii) an increase in professional fees and corporate expenses of $5.0 million, partially offset by (iii) a decrease of $1.6 million primarily due to the fluctuations in value of various directors’ deferred stock.

Impairment charges –

During the nine months ended September 30, 2022 and 2021, the Company recognized impairment charges related to adjustments to property carrying values of $21.8 million and $1.0 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Merger charges –

During the nine months ended September 30, 2021, the Company incurred costs of $50.2 million associated with the Merger. These charges are primarily comprised of severance costs and professional and legal fees.

Depreciation and amortization –

The increase in Depreciation and amortization of $11.2 million for the three months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) an increase of $10.2 million resulting from properties acquired during 2022 and 2021, including the impact of the Merger, and (ii) a net increase of $1.0 million due to write-offs of depreciable assets primarily due to tenant vacates.

The increase in Depreciation and amortization of $118.6 million for the nine months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) an increase of $124.0 million resulting from properties acquired during 2022 and 2021, including the impact of the Merger, and (ii) an increase of $1.4 million due to depreciation commencing on certain redevelopment projects that were placed into service during 2022 and 2021, partially offset by (iii) a net decrease of $6.8 million due to write-offs of depreciable assets primarily due to tenant vacates.

Gain on sale of properties –

During the nine months ended September 30, 2022, the Company disposed of eight operating properties and 10 land parcels, in separate transactions, for an aggregate sales price of $172.2 million, which resulted in aggregate gains of $11.0 million. During the nine months ended September 30, 2021, the Company disposed of five operating properties and nine land parcels, in separate transactions, for an aggregate sales price of $156.6 million, which resulted in aggregate gains of $30.8 million.

Other income, net –

The increase in Other income, net of $7.0 million for the nine months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) a net increase in mortgage and other financing income of $4.6 million primarily due to new loans issued during 2022 and 2021, and (ii) $2.4 million in increased dividend income from the shares of Albertsons Companies, Inc. “ACI” common stock held by the Company.

(Loss)/gain on marketable securities, net –

The change in (Loss)/gain on marketable securities, net of $532.6 million and $757.7 million for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, respectively, is primarily the result of mark-to-market fluctuations of the shares of ACI common stock held by the Company.

Interest expense –

The increase in Interest expense of $19.2 million for the nine months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily due (i) increased levels of borrowings resulting from the assumptions of senior unsecured notes and mortgages in connection with the Merger and public debt offerings, partially offset by (ii) the repayment of senior unsecured notes and mortgages during 2022 and 2021.

Early extinguishment of debt charges –

During the nine months ended September 30, 2022, the Company repaid its $500.0 million 3.40% senior unsecured notes, which were scheduled to mature in November 2022. As a result, the Company incurred a prepayment charge of $6.5 million and $0.7 million from the write-off of deferred financing costs during the nine months ended September 30, 2022.

Benefit/(provision) for income taxes, net –

The change in Benefit/(provision) for income taxes, net of $4.0 million for the nine months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily due to the sale of properties within the Company’s taxable REIT subsidiaries during 2021.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $6.3 million for the three months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) net gains of $8.0 million resulting from the sale of properties within various joint venture investments during 2022, (ii) an increase in equity in income of $0.9 million from ownership interests acquired in unconsolidated joint ventures in connection with the Merger and (iii) a decrease in impairment charges of $0.7 million recognized during 2022, as compared to the corresponding period in 2021, partially offset by (iv) a net decrease in equity in income of $3.3 million resulting primarily from the sale of properties within various joint venture investments during 2022 and 2021.

The increase in Equity in income of joint ventures, net of $40.0 million for the nine months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily due to (i) an increase in net gains of $32.9 million resulting from the sale of properties within various joint venture investments during 2022, as compared to the corresponding period in 2021, (ii) an increase in equity in income of $5.7 million from ownership interests acquired in unconsolidated joint ventures in connection with the Merger and (iii) a net increase in equity in income of $2.3 million within various joint venture investments during 2022, as compared to the corresponding period in 2021, primarily resulting from a decrease in credit losses due to collections from tenants, including straight-line rental income, partially offset by (iv) an increase in impairment charges of $1.0 million recognized during 2022, as compared to the corresponding period in 2021.

Equity in income of other investments, net –

The increase in Equity in income of other investments, net of $5.2 million and $5.1 million for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, respectively, is primarily due to profit participation from the sale of properties within the Company’s Preferred Equity Program during 2022.

Net loss/(income) attributable to noncontrolling interests –

The change in Net loss/(income) attributable to noncontrolling interests of $3.0 million and $19.5 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021, is primarily due to (i) impairment charges relating to properties within consolidated joint ventures recognized during 2022, partially offset by (ii) an increase in net income attributable to noncontrolling interests primarily related to consolidated joint ventures acquired in the Merger.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of September 30, 2022, the Company had interests in 526 U.S. shopping center properties, aggregating 90.8 million square feet of gross leasable area (“GLA”), located in 28 states. At September 30, 2022, the Company’s five largest tenants were TJX Companies, The Home Depot, Ross Stores, Albertsons and Amazon/Whole Foods, which represented 3.7%, 2.2%, 1.9%, 1.9% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, marketable securities (including shares of ACI common stock held by the Company) and immediate access to the Company’s unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.0 billion which can be increased to $2.75 billion through an accordion feature.

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility and the issuance of equity, public debt, as well as other debt and equity alternatives, and the sale of marketable equity securities, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, the COVID-19 pandemic, and other risks detailed in Part I, Item 1A. Risk Factors of our 10-K.

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash, cash equivalents and restricted cash, beginning of the period	$334,663	$293,188
Net cash flow provided by operating activities	705,756	417,270
Net cash flow used for investing activities	(219,602)	(357,763)
Net cash flow (used for)/provided by financing activities	(697,286)	130,776
Net change in cash, cash equivalents and restricted cash	(211,132)	190,283
Cash, cash equivalents and restricted cash, end of the period	$123,531	$483,471

Operating Activities

Net cash flow provided by operating activities for the nine months ended September 30, 2022 was $705.8 million, as compared to $417.3 million for the comparable period in 2021. The increase of $288.5 million is primarily attributable to:

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

Investing Activities

Net cash flow used for investing activities was $219.6 million for the nine months ended September 30, 2022, as compared to $357.8 million for the comparable period in 2021.

Investing activities during the nine months ended September 30, 2022 primarily consisted of:

Cash inflows:

●	$146.2 million in proceeds from the sale of eight operating properties and 10 land parcels;
●	$61.0 million in reimbursements of investments in and advances to real estate joint ventures and other investments, primarily due to the sale of properties within these portfolios; and
●	$38.2 million for collection of mortgage receivables.

Cash outflows:

●	$161.2 million for the acquisition of two operating properties and five parcels;
●	$128.6 million for improvements to operating real estate primarily related to re-tenanting, tenant improvements and the Company’s active redevelopment pipeline;
●

$93.2 million for investments in and advances to real estate joint ventures, primarily related to partner buyouts and a redevelopment project within the Company’s joint venture portfolio, and investments in other investments, primarily related to funding commitments for certain investments;

●	$75.1 million for investment in other financing receivables relating to five loans;
●	$4.5 million for investment in cost method investment; and
●	$3.3 million for investment in marketable securities.

Investing activities during the nine months ended September 30, 2021 primarily consisted of:

Cash inflows:

●	$154.0 million in proceeds from the sale of five consolidated properties and nine parcels;
●	$57.5 million in reimbursements of investments in and advances to real estate joint ventures and other investments; and
●	$3.7 million in collection of mortgage and other financing receivables.

Cash outflows:

●	$264.0 million net cash consideration paid in conjunction with the Merger;
●	$112.8 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline;
●	$102.7 million for the acquisition of two consolidated operating properties;
●

$67.1 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio, and investments in other investments, primarily related to the Company’s investment in a new preferred equity investment located in San Antonio, TX; and

●	$26.9 million for investment in other financing receivables.

Acquisition of Operating Real Estate –

During the nine months ended September 30, 2022 and 2021, the Company expended $161.2 million and $366.7 million, respectively, towards the acquisition of operating real estate properties, including the Merger in 2021. The Company anticipates spending approximately $130.0 million to $160.0 million towards the acquisition of operating properties for the remainder of 2022. The Company intends to fund these acquisitions with cash on hand, cash flow from operating activities, proceeds from property dispositions, proceeds from the sale of marketable securities and/or availability under its Credit Facility.

Improvements to Operating Real Estate –

During the nine months ended September 30, 2022 and 2021, the Company expended $128.6 million and $112.8 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021
Redevelopment and renovations	$70,121	$71,786
Tenant improvements and tenant allowances	58,471	41,006
Total improvements	$128,592	$112,792

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2022 will be approximately $50.0 million to $75.0 million. The funding of these capital requirements will be provided by cash on hand, proceeds from property dispositions, proceeds from the sale of marketable securities, net cash flow provided by operating activities and/or availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $697.3 million for the nine months ended September 30, 2022, as compared to net cash flow provided by financing activities of $130.8 million for the comparable period in 2021.

Financing activities during the nine months ended September 30, 2022 primarily consisted of:

Cash inflows:

●	$1.3 billion in proceeds from issuance of the Company’s $600.0 million 3.20% unsecured notes due 2032 and $650.0 million 4.60% senior unsecured notes due 2033;
●	$128.0 million in proceeds from borrowings under the Company’s unsecured revolving credit facility;
●	$19.0 million in proceeds from a mortgage loan financing; and
●	$14.9 million in proceeds from issuance of stock.

Cash outflows:

●	$1.4 billion for repayment of four separate senior unsecured notes, which had maturity dates ranging from November 2022 to June 2023;
●	$396.2 million of dividends paid;
●	$165.2 million in principal payment on debt, including normal amortization of rental property debt;
●	$59.4 million in redemption/distribution of noncontrolling interests;
●	$19.3 million in financing origination costs, in connection with the issuance of senior unsecured notes;
●	$13.5 million in shares repurchased for employee tax withholding on equity awards;
●	$7.0 million for payment of early extinguishment of debt charges; and
●	$3.4 million for repurchase of preferred stock.

Financing activities during the nine months ended September 30, 2021 primarily consisted of:

Cash inflows:

●	$500.0 million in proceeds from issuance of 2.25% unsecured notes due 2031; and
●	$79.4 million in proceeds from issuance of common stock, primarily related to the Company’s at-the-market continuous offering program.

Cash outflows:

●	$271.0 million of dividends paid;
●	$143.7 million in principal payment on debt, including normal amortization of rental property debt;
●	$20.8 million in shares repurchased for employee tax withholding on equity awards;
●	$7.6 million in redemption/distribution of noncontrolling interests; and
●	$7.0 million in financing origination costs, in connection with the Company’s issuance of $500.0 million of senior unsecured notes due 2031.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of September 30, 2022, the Company had consolidated floating rate debt totaling $146.6 million, excluding deferred financing costs of $3.0 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

There are no debt maturities for the remainder of 2022. The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain or improve its unsecured debt ratings. The Company may, from time to time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $17.4 billion. Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air, grocery anchored shopping centers and mixed-use assets, expanding and improving properties in the portfolio and other investments.

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

Preferred Stock –

The Company’s Board of Director’s authorized the repurchase of up to 900,000 depositary shares of Class L preferred stock and 1,058,000 depositary shares of Class M preferred stock representing up to 1,958 shares the Company’s preferred stock, par value $1.00 per share, through December 31, 2022. During the nine months ended September 30, 2022, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in millions)
Class L	54,508	$1.3
Class M	90,760	$2.1

Common Stock –

During August 2021, the Company established an at-the-market continuous offering program (the “ATM program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. During the nine months ended September 30, 2022, the Company issued 450,000 shares and received net proceeds after commissions of $11.3 million. As of September 30, 2022, the Company had $411.0 million available under this ATM program.

The Company has a common share repurchase program, which is scheduled to expire on February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the nine months ended September 30, 2022. As of September 30, 2022, the Company had $224.9 million available under this common share repurchase program.

Senior Unsecured Notes –

During the nine months ended September 30, 2022, the Company issued the following series of senior unsecured notes (dollars in millions):

Date Issued	Amount Issued	Interest Rate	Maturity Date
Aug-22	$650.0	4.600%	Feb-33
Feb-22	$600.0	3.200%	Apr-32

During the nine months ended September 30, 2022, the Company fully repaid the following senior unsecured notes (dollars in millions):

Date Paid	Amount Repaid	Interest Rate	Maturity Date
Sep-22 (1)	$299.7	3.500%	Apr-23
Sep-22 (1) (2)	$350.0	3.125%	Jun-23
Sep-22 (1) (2)	$299.4	3.375%	Oct-22
Mar-22 (3)	$500.0	3.400%	Nov-22

(1)	There were no prepayment charges associated with this early repayment.
(2)	Includes partial repayments during May and June 2022.
(3)

The Company incurred a prepayment charge of $6.5 million and $0.7 million in write-off of deferred financing costs resulting from this early repayment, which are included in Early extinguishment of debt charges on the Company's Condensed Consolidated Statements of Income.

The Company’s indenture governing its senior unsecured notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of September 30, 2022
Consolidated Indebtedness to Total Assets	<60%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.2x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.5x

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

Credit Facility –

The Company has a $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks which is scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. In July 2022, the Company amended the Credit Facility to (i) replace LIBOR borrowings with Secured Overnight Financing Rate (“SOFR”) borrowings, (ii) supplement the sustainability grid with an additional one basis point reduction of applicable margin if certain criteria as defined in the Credit Facility are met, (iii) add a leverage metric test which, if met, reduces the applicable margin by five basis points and (iv) obtain pre-approval of a possible organizational conversion to an UPREIT structure. The Company achieved such sustainability metric targets, which effectively reduced the rate on the Credit Facility by two basis points. The Credit Facility, which accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 75.5 basis points (3.85% as of September 30, 2022), can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of September 30, 2022, the Credit Facility had an outstanding balance of $128.0 million and appropriations for letters of credit of $1.2 million.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of September 30, 2022
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	38%
Total Priority Indebtedness to GAV	<35%	1%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.6x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	4.1x

For a full description of the Credit Facility’s covenants, refer to Amendment No. 2 dated July 12, 2022 to Amended and Restated Credit Agreement, dated February 27, 2020, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated July 29, 2022.

Mortgages Payable –

During the nine months ended September 30, 2022, the Company (i) obtained a $19.0 million mortgage relating to a consolidated joint venture operating property and (ii) repaid $158.4 million of mortgage debt (including fair market value adjustment of $0.5 million) that encumbered 11 operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of September 30, 2022, the Company had over 485 unencumbered property interests in its portfolio.

Other –

As of September 30, 2022, the Company held 39.8 million shares in Albertsons Companies, Inc. (“ACI”) with a fair value of $990.4 million.  On October 14, 2022, The Kroger Co. (“Kroger”) and ACI announced a definitive merger agreement (“ACI Merger”), with Kroger continuing as the surviving public company. In connection with the ACI Merger, ACI announced a $6.85 per share special cash dividend payable on November 7, 2022 to ACI shareholders of record as of the close of business on October 24, 2022.  Subsequent to the ACI Merger announcement, in October 2022, the Company sold 11.5 million of its shares in ACI, generating net proceeds of approximately $301.1 million. The Company still retains 28.3 million shares of ACI, of which 28.0 million shares are subject to certain contractual lock-up provisions that expire in May 2023.  As a result of the anticipated special cash dividend from ACI (estimated to be $194.1 million to the Company), the Company is expecting to make a special dividend in connection with maintaining compliance with its REIT distribution requirements. A special dividend by the Company may take the form of cash or some combination of cash and the Company's common stock. The Company’s determination regarding any such special dividend and the form thereof will be made and announced by year end.

The Company has issued letters of credit in connection with the completion and repayment guarantees primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At September 30, 2022, these letters of credit aggregated $44.2 million.

The Company has an investment with a funding commitment of $27.5 million, of which $13.1 million has been funded as of September 30, 2022.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of September 30, 2022, there were $18.5 million in performance and surety bonds outstanding.

In connection with the Merger, the Company now provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $49.7 million outstanding at September 30, 2022. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio that reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid for common and preferred issuances of stock for the nine months ended September 30, 2022 and 2021 were $396.2 million and $271.0 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On July 26, 2022, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M) which were paid on October 17, 2022 to shareholders of record on October 3, 2022. In addition, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per common share, which was paid on September 23, 2022 to shareholders of record on September 9, 2022.

On October 25, 2022, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M), which are scheduled to be paid on January 17, 2023, to shareholders of record on December 30, 2022. Additionally, on October 25, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per common share, representing a 4.5% increase from the prior quarterly dividend of $0.22, payable on December 23, 2022 to shareholders of record on December 9, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income available to the Company’s common shareholders	$51,647	$501,385	$156,844	$743,316
Gain on sale of properties	(3,821)	(1,975)	(10,958)	(30,841)
Gain on sale of joint venture properties	(7,998)	-	(38,182)	(5,283)
Depreciation and amortization - real estate related	124,478	113,404	377,611	259,298
Depreciation and amortization - real estate joint ventures	16,667	15,365	50,168	35,605
Impairment charges (including real estate joint ventures)	7,735	2,041	25,668	3,213
Profit participation from other investments, net	(5,358)	2,380	(11,009)	1,229
Loss/(gain) on marketable securities, net	75,491	(457,127)	215,194	(542,510)
(Benefit)/provision for income taxes, net (1)	(227)	35	(235)	2,177
Noncontrolling interests (1)	(4,144)	(1,805)	(23,603)	551
FFO available to the Company’s common shareholders (3)	$254,470	$173,703	$741,498	$466,755
Weighted average shares outstanding for FFO calculations:
Basic	615,832	546,842	615,417	469,885
Units	2,558	2,626	2,498	2,642
Dilutive effect of equity awards	2,133	1,718	2,392	1,837
Diluted (2)	620,523	551,186	620,307	474,364

FFO per common share – basic	$0.41	$0.32	$1.20	$0.99
FFO per common share – diluted (2)	$0.41	$0.32	$1.20	$0.99

(1)	Related to gains, impairments, and depreciation on properties, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $560 and $435 for the three months ended September 30, 2022 and 2021, respectively. FFO available to the company’s common shareholders would be increased by $1,486 and $630 for the nine months ended September 30, 2022 and 2021, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted FFO per share calculations.

(3)

Includes Early extinguishment of debt charges of $0.4 million and $7.7 million recognized during the three and nine months ended September 30, 2022, respectively. Includes Merger charges of $47.0 million and $50.2 million recognized during the three and nine months ended September 30, 2021, respectively, in connection with the Merger.

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

For the three and nine months ended September 30, 2022 and 2021, the Company included Same property NOI from the Weingarten properties acquired through the Merger, as the Company owned these properties for the full three and nine months ended September 30, 2022. The amount of the adjustment relating to Weingarten Same property NOI for the three and nine months ended September 30, 2021, included in the table below, represents the Same property NOI from Weingarten properties prior to the Merger, which is not included in the Company's Net income available to the Company’s common shareholders for the corresponding period.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income available to the Company’s common shareholders	$51,647	$501,385	$156,844	$743,316
Adjustments:
Management and other fee income	(4,361)	(3,913)	(12,881)	(10,634)
General and administrative	29,677	25,904	87,606	75,136
Impairment charges	7,067	850	21,758	954
Merger charges	-	46,998	-	50,191
Depreciation and amortization	125,419	114,238	380,324	261,687
Gain on sale of properties	(3,821)	(1,975)	(10,958)	(30,841)
Interest and other expense, net	46,593	45,430	154,683	134,820
Loss/(gain) on marketable securities, net	75,491	(457,127)	215,194	(542,510)
(Benefit)/provision for income taxes, net	(1,039)	314	(1,096)	2,897
Equity in income of other investments, net	(6,733)	(1,539)	(15,491)	(10,365)
Net (loss)/income attributable to noncontrolling interests	(1,583)	1,465	(14,152)	5,369
Preferred dividends, net	6,307	6,354	18,911	19,062
Weingarten same property NOI (1)	-	36,311	-	252,651
Non same property net operating income	(21,099)	(24,658)	(61,601)	(91,523)
Non-operational expense from joint ventures, net	14,754	18,658	31,580	45,226
Same property NOI	$318,319	$308,695	$950,721	$905,436

(1)

Amounts for the three and nine months ended September 30, 2021, represent the Same property NOI from Weingarten properties, not included in the Company's Net income available to the Company's common shareholders for the same period.

Same property NOI increased by $9.6 million or 3.1% for the three months ended September 30, 2022, as compared to the corresponding period in 2021. This increase is primarily the result of (i) an increase in net operating income of $20.1 million primarily related to an increase in rental revenue driven by strong leasing activity and a decrease in tenant rent abatements and vacancies as a result of the COVID-19 pandemic, partially offset by (ii) a change in credit loss from tenants of $10.7 million.

Same property NOI increased by $45.3 million or 5.0% for the nine months ended September 30, 2022, as compared to the corresponding period in 2021. This increase is primarily the result of (i) an increase in net operating income of $61.9 million primarily related to an increase in rental revenue driven by strong leasing activity and a decrease in tenant rent abatements and vacancies as a result of the COVID-19 pandemic, partially offset by (ii) a change in credit loss from tenants of $16.6 million.

Leasing Activity

During the nine months ended September 30, 2022, the Company executed 1,294 leases totaling over 8.3 million square feet in the Company’s consolidated operating portfolio comprised of 397 new leases and 897 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $81.9 million or $41.19 per square foot. These costs include $17.6 million of tenant improvements and $64.3 million of external leasing commissions. The average rent per square foot for (i) new leases was $21.71 and (ii) renewals and options was $17.91.

Tenant Lease Expirations

At September 30, 2022, the Company has a total of 8,181 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of lease data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	163	365	$10,364	0.8%
2022	122	419	$10,184	0.8%
2023	1,038	5,905	$111,424	9.1%
2024	1,182	7,731	$146,415	12.0%
2025	1,130	8,178	$151,494	12.4%
2026	1,037	9,431	$155,054	12.7%
2027	1,078	9,787	$167,275	13.7%
2028	646	6,931	$122,355	10.0%
2029	414	3,758	$70,089	5.7%
2030	312	2,474	$55,472	4.5%
2031	332	2,409	$53,999	4.4%
2032	376	2,654	$53,671	4.4%

(1)	Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of September 30, 2022, with corresponding weighted-average interest rates sorted by maturity date. The table does not include extension options where available (amounts in millions).

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$12.0	$4.3	$53.5	$-	$212.4	$282.2	$246.1
Average Interest Rate	-	3.23%	6.75%	3.50%	-	4.27%	4.12%

Variable Rate	$-	$-	$-	$18.5	$-	$-	$18.5	$18.0
Average Interest Rate	-	-	-	3.81%	-	-	3.81%

Unsecured Debt
Fixed Rate	$-	$-	$656.2	$754.1	$786.2	$4,587.8	$6,784.3	$5,742.8
Average Interest Rate	-	-	3.37%	3.48%	3.06%	3.53%	3.45%

Variable Rate	$-	$-	$125.1	$-	$-	$-	$125.1	$126.6
Average Interest Rate	-	-	3.85%	-	-	-	3.85%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $1.1 million for the nine months ended September 30, 2022 if short-term interest rates were 1.0% higher.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The Company’s Board of Director’s authorized the repurchase of up to 900,000 depositary shares of Class L preferred stock and 1,058,000 depositary shares of Class M preferred stock representing up to an aggregate of 1,958 shares of the Company’s preferred stock, par value $1.00 per share, through December 31, 2022. The Company did not repurchase any Class L depositary shares or Class M depositary shares during the three months ended September 30, 2022.

The Company has a common share repurchase program, which is scheduled to expire on February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the nine months ended September 30, 2022. As of September 30, 2022, the Company had $224.9 million available under this common share repurchase program.

During the nine months ended September 30, 2022, the Company repurchased 561,187 shares of the Company’s common stock for an aggregate purchase price of $13.5 million (weighted average price of $24.14 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2022 – January 31, 2022	3,157	$24.68	-	$224.9
February 1, 2022 – February 28, 2022	552,640	24.16	-	$224.9
March 1, 2022 – March 31, 2022	-	-	-	$224.9
April 1, 2022 – April 30, 2022	-	-	-	$224.9
May 1, 2022 – May 31, 2022	2,520	23.26	-	$224.9
June 1, 2022 – June 30, 2022	1,570	21.90	-	$224.9
July 1, 2022 – July 31, 2022	-	-	-	$224.9
August 1, 2022 – August 31, 2022	1,300	21.72	-	$224.9
September 1, 2022 – September 30, 2022	-	-	-	$224.9
Total	561,187	$24.14	-

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

4.1	Form of Global Note for 4.600% Notes due 2033 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 24, 2022)
31.1	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer, Conor C. Flynn, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

October 28, 2022	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

October 28, 2022	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer