Form 10-K
period 2022-12-31
KIMCO REALTY CORP; Kimco Realty OP, LLC
filed 2023-02-24
CIK 879101, 1959472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-10899 (Kimco Realty Corporation)

Commission file number 333-269102-01 (Kimco Realty OP, LLC)

KIMCO REALTY CORPORATION

KIMCO REALTY OP, LLC

(Exact name of registrant as specified in its charter)

Maryland (Kimco Realty Corporation) Delaware (Kimco Realty OP, LLC)	13-2744380 92-1489725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Broadway, Suite 201, Jericho, NY 11753

(Address of principal executive offices)        (Zip Code)

(516) 869-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Kimco Realty Corporation

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share.	KIM	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.125% Class L Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprL	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.250% Class M Cumulative Redeemable Preferred Stock, $1.00 par value per share.	KIMprM	New York Stock Exchange

Kimco Realty OP, LLC

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Kimco Realty Corporation Yes ☑ No ☐                                                      Kimco Realty OP, LLC Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Kimco Realty Corporation Yes ☐ No ☑                                                      Kimco Realty OP, LLC Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Kimco Realty Corporation Yes ☑ No ☐                                                      Kimco Realty OP, LLC Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Kimco Realty Corporation Yes ☑ No ☐                                                      Kimco Realty OP, LLC Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Kimco Realty Corporation:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

Kimco Realty OP, LLC:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Kimco Realty Corporation ☐                                                      Kimco Realty OP, LLC ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Kimco Realty Corporation ☑                                                      Kimco Realty OP, LLC ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Kimco Realty Corporation Yes ☐ No ☑                                                      Kimco Realty OP, LLC Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Kimco Realty Corporation was approximately $12.0 billion based upon the closing price on the New York Stock Exchange for such equity on June 30, 2022.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of February 10, 2023, Kimco Realty Corporation had 618,609,347 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Kimco Realty Corporation's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 25, 2023.

Index to Exhibits begins on page 46.

KIMCO REALTY CORPORATION

KIMCO REALTY OP, LLC

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2022

EXPLANATORY NOTE

Prior to January 1, 2023, the business of Kimco Realty Corporation (the “Company”) was conducted through a predecessor entity also known as Kimco Realty Corporation (the “Predecessor”). On December 14, 2022, the Predecessor’s Board of Directors approved the entry into an Agreement and Plan of Merger (the “UPREIT Merger”) with the company formerly known as New KRC Corp., which was a Maryland corporation and wholly owned subsidiary of the Predecessor (the “Parent Company”), and KRC Merger Sub Corp., which was a Maryland corporation and wholly owned subsidiary of the Parent Company (“Merger Sub”), to effect the reorganization (the “Reorganization”) of the Predecessor’s business into an umbrella partnership real estate investment trust, or “UPREIT”.

On January 1, 2023, pursuant to the UPREIT Merger, Merger Sub merged with and into the Predecessor, with the Predecessor continuing as the surviving entity and a wholly-owned subsidiary of the Parent Company, and each outstanding share of capital stock of the Predecessor was converted into one equivalent share of capital stock of the Parent Company (each of which has continued to trade under their respective existing ticker symbol with the same rights, powers and limitations that existed immediately prior to the Reorganization).

In connection with the Reorganization, the Parent Company changed its name to Kimco Realty Corporation, and replaced the Predecessor as the New York Stock Exchange-listed public company. Effective as of January 3, 2023, the Predecessor converted into a limited liability company, organized in the State of Delaware, known as Kimco Realty OP, LLC, the entity we refer to herein as “Kimco OP”.

Following the Reorganization, substantially all of the Company’s assets are held by, and substantially all of the Company’s operations are conducted through, Kimco OP (either directly or through its subsidiaries), as the Company’s operating company, and the Company is the managing member of Kimco OP. The officers and directors of the Company are the same as the officers and directors of the Predecessor immediately prior to the Reorganization.

This Annual Report on Form 10-K (“Form 10-K” or “Annual Report”) pertains to the business and results of operations of the Predecessor for its fiscal year ended December 31, 2022. The Company and Kimco OP have elected to co-file such Annual Report of the Predecessor to ensure continuity of information to investors.

For additional information on our Reorganization, please see our Current Reports on Form 8-K filed with the SEC on January 3, 2023 and January 4, 2023.

Throughout this Annual Report, unless the context requires otherwise:

●	the “Company,” “we,” “our,” “us” or refer to:
○ for the period prior to January 1, 2023 (the period preceding the UPREIT Merger), the Predecessor and its business and operations conducted through its directly or indirectly owned subsidiaries;
○ for the period on or after January 1, 2023, (the period from and following the UPREIT Merger), the Parent Company and its business and operations conducted through its directly or indirectly owned subsidiaries, including Kimco OP; and
○ in statements regarding qualification as a real estate investment trust (“REIT”), such terms refer solely to the Predecessor or Parent Company, as applicable.
●	“Kimco OP” refers to Kimco Realty OP, LLC, our operating company following the UPREIT Merger.
●

References to “shares” and “shareholders” refer to the shares and stockholders of the Predecessor prior to January 1, 2023 and of  the Parent Company on or after January 1, 2023, and not the limited liability company interests of Kimco OP.

Item No.	Form 10-K Report Page

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “commit,” “anticipate,” “estimate,” “project,” “will,” “target,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the impact of competition, including the availability of acquisition or development opportunities and the costs associated with purchasing and maintaining assets; (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iv) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (v) the potential impact of e-commerce and other changes in consumer buying practices, and changing trends in the retail industry and perceptions by retailers or shoppers, including safety and convenience, (vi) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (vii) the Company’s ability to raise capital by selling its assets, (viii) disruptions and increases in operating costs due to inflation and supply chain issues, (ix) risks associated with the development of mixed-use commercial properties, including risks associated with the development and ownership of non-retail real estate, (x) changes in governmental laws and regulations, including, but not limited to, changes in data privacy, environmental (including climate change), safety and health laws, and management’s ability to estimate the impact of such changes, (xi) valuation and risks related to the Company’s joint venture and preferred equity investments and other investments, (xii) valuation of marketable securities and other investments, including the shares of Albertsons Companies, Inc. common stock held by the Company, (xiii) impairment charges, (xiv) criminal cybersecurity attacks disruption, data loss or other security incidents and breaches, (xv) impact of natural disasters and weather and climate-related events, (xvi) pandemics or other health crises, such as coronavirus disease 2019 (“COVID-19”), (xvii) our ability to attract, retain and motivate key personnel, (xviii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (xix) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (xx) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xxi) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity, and (xxii) the Company’s ability to continue to maintain its status as a REIT for federal income tax purposes and potential risks and uncertainties in connection with its UPREIT structure, and (xxiii) the other risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). Accordingly, there is no assurance that the Company’s expectations will be realized.  The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K that the Company files with the SEC.

PART I

Item 1. Business

Overview

The Company is North America’s largest publicly traded owner and operator of open-air, grocery-anchored shopping centers, and a growing portfolio of mixed-use assets. The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders. In 1973, these principals formed the Company as a Delaware corporation, and, in 1985, the operations of The Kimco Corporation were merged into the Company. The Company completed its initial public stock offering (the “IPO”) in November 1991, and, commencing with its taxable year which began January 1, 1992, elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet several organizational and operational requirements, and is required to annually distribute at least 90% of its net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income, including any net capital gains.  In January of 2023, the Company consummated the Reorganization into an UPREIT structure as described in the Explanatory Note at the beginning of this Annual Report.  If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company, generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined in the Code. The Company maintains certain subsidiaries that made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), that permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state taxes on its income, and the Company includes a provision for taxes in its consolidated financial statements. In 1994, the Predecessor reorganized as a Maryland corporation. In March 2006, the Predecessor was added to the S&P 500 Index, an index containing the stock of 500 Large Cap companies, most of which are U.S. corporations. The Company's common stock, Class L Depositary Shares and Class M Depositary Shares are traded on the New York Stock Exchange (“NYSE”) under the trading symbols “KIM”, “KIMprL”, and “KIMprM”, respectively.

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

The Company began to expand its operations through the development of real estate and the construction of shopping centers but revised its growth strategy to focus on the acquisition and redevelopment of existing shopping centers that include a grocery component. The Company also expanded internationally within Canada, Mexico, Chile, Brazil and Peru, but has since exited all international investments. Additionally, the Company developed various residential and mixed-use operating properties and continues to obtain entitlements to embark on additional projects of this nature through re-development opportunities. In August 2021, the Company expanded through a merger with Weingarten Realty Investors (“Weingarten”), whereby Weingarten merged with and into the Predecessor, with the Predecessor continuing as the surviving public company (the “Merger”), pursuant to the definitive merger agreement (the “Merger Agreement”) between the Predecessor and Weingarten which was entered into on April 15, 2021. The Merger brought together two industry-leading retail real estate platforms with highly complementary portfolios and created the preeminent open-air shopping center and mixed-use real estate owner in the country. The Merger further enhanced the Company’s portfolio in coastal and sun belt regions.

The Company has implemented its investment real estate management format through the establishment of various institutional joint venture programs, in which the Company has noncontrolling interests. The Company earns management fees, acquisition fees, disposition fees as well as promoted interests based on achieving certain performance metrics.

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

As described in greater detail in the Explanatory Note to this Form 10-K, (i) on January 1, 2023, as a result of the Reorganization, the Parent Company, a Maryland corporation, became the successor issuer to the Predecessor, and (ii) on January 3, 2023 the Predecessor converted into Kimco OP, a limited liability company, organized in the State of Delaware. Parent Company is the managing member of Kimco OP and owns 100% of the limited liability company interests, and exercises exclusive control over Kimco OP.

As of December 31, 2022, the Company had interests in 532 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 90.8 million square feet of gross leasable area (“GLA”), located in 28 states. In addition, the Company had 23 other property interests, primarily through the Company’s preferred equity investments and other investments, totaling 5.7 million square feet of GLA.

Economic Conditions

The economy continues to face several issues including the lack of qualified employees, inflation risk, supply chain issues and new COVID-19 variants, which could impact the Company and its tenants. In response to the rising rate of inflation the Federal Reserve has steadily increased interest rates, and may continue to increase interest rates, until the rate of inflation begins to decrease. These increases in interest rates could adversely impact the business and financial results of the Company and its tenants. In addition, slower economic growth and the potential for a recession could have an adverse effect on the Company and its tenants. This could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties. As a result, the Company could feel pricing pressure on rents that it is able to charge to new or renewing tenants, such that future rents and rent spreads could be negatively impacted. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company continues to monitor economic, financial, and social conditions and will assess its asset portfolio for any impairment indicators. If the Company determines that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

Business Objective and Strategies

The Company has developed a strong nationally diversified portfolio of open-air, shopping centers located in drivable first-ring suburbs primarily within 19 major metropolitan sun belt and coastal markets, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry.  As of December 31, 2022, the Company derived 85% of its annualized base rent from these top major metro markets. The Company’s shopping centers provide essential, necessity-based goods and services to the local communities and are primarily anchored by grocers, home improvement, and pharmacy.

The Company’s focus on high-quality locations has led to significant opportunities for value creation through the reinvestment in its assets to add density, replace outdated shopping center concepts, and better meet changing consumer demands.  In order to add density to existing properties, the Company has obtained multi-family entitlements for 8,818 units of which 2,218 units have been constructed as of December 31, 2022. The Company continues to place strategic emphasis on live/work/play environments and in reinvesting in its existing assets, while building shareholder value. This philosophy is exemplified by the Company’s Signature SeriesTM properties which include key value creation projects in our portfolio that exemplify our transformation and highlight our focus on quality, concentration around core MSAs, and growth through redevelopment and development opportunities. Signature Series properties also include fully entitled, shovel-ready mixed-use projects, and opportunities that we continue to identify and entitle as we seek to achieve the highest and best use of our real estate, enhance our communities, and create value for our stakeholders for years to come.

The strength and security of the Company’s balance sheet remains central to its strategy.  The Company’s strong balance sheet and liquidity position are evidenced by its investment grade unsecured debt ratings (Baa1/BBB+) by two major ratings agencies.  The Company maintains one of the longest weighted average debt maturity profiles in the REIT industry, now at 9.5 years.  The Company expects to continue to take steps to reduce leverage, unencumber assets and improve its debt coverage metrics as mixed-use projects and redevelopments continue to come online and contribute additional cash flow growth.

Business Objective

The Company’s primary business objective is to be the premier owner and operator of open-air, grocery-anchored shopping centers, and a growing portfolio of mixed-use assets, in the U.S. The Company believes it can achieve this objective by:

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

The Company believes it is well positioned for sustainable growth with its high-quality portfolio, accretive and opportunistic capital allocation, financial strength and environmental, social and governance leadership.

The Company has identified the following areas where it is well positioned for sustainable growth in the future.

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2022, no single open-air shopping center accounted for more than 1.3% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.4% of the Company’s total shopping center GLA. Furthermore, at December 31, 2022, the Company’s single largest tenant represented only 3.7%, and the Company’s five largest tenants aggregated less than 11.4%, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

In addition, see Item 1A. Risk Factors for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our audited consolidated financial statements and the related notes thereto for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

Human Capital Resources

The Company believes that our associates are one of our strongest resources and that a variety of perspectives and experiences found in a diverse workforce spark innovation and enrich company culture. The Company is committed to diversity, equity and inclusion best practices in all phases of the associate life cycle, including recruitment, training and development and promotion. By cultivating high levels of associate satisfaction and improving the diversity of our team, management’s goal is to ensure the Company will remain a significant driving force in commercial real estate well into the future.

The Company has been and will continue to be an equal opportunity employer committed to hiring, developing, and supporting a diverse, equitable, and inclusive workplace.  To ensure full implementation of this equal employment policy, we take steps to ensure that persons are recruited, hired, assigned and promoted without regard to race, creed, national origin, ancestry, citizenship status, religion, age, color, sex, gender (including pregnancy, childbirth and related medical conditions), gender identity and expression, sexual orientation, marital status, disability, genetic information, protected veteran status, or any other characteristic protected by local, state, or federal laws, rules, or regulations.  All of our employees must adhere to a Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes required, regular internal training on preventing, identifying, reporting and stopping any type of discrimination and/or retaliation.

To attract and retain high performing individuals, we are committed to partnering with our associates to provide opportunities for their professional development and promote their health and well-being. We offer a broad range of benefits, and we believe our compensation package and benefits are competitive with others in our industry. Our benefits programs include a robust offering of medical, dental, vision, life, disability and a number of exciting ancillary benefits, all of which require very low associate contributions or are offered at no cost to associates. The Company also provides a Safe Harbor 401(k) program with both pretax and Roth offering including a robust, fully vested matching contribution.

The Company has been recognized as a Great Place to Work® for five consecutive years as well as a One of the 2022 Best Workplaces in Real Estate™, both of which are based on anonymous third-party surveys and feedback collected from our associates. Additionally, the Company was designated a Best Place to Work for LGBTQ+ Equality and has achieved a perfect score on the Human Rights Campaign Foundation’s 2022 Corporate Equality Index, a nationally recognized benchmarking survey and report measuring corporate policies and practices related to LGBTQ+ workplace equality.

The Company operates under a hybrid work model, which balances associates’ need for valuable face-to-face interactions with individual preferences for ideal work conditions. By continuing to focus on communication, collaboration, and innovation, and by encouraging associates to protect their personal time and be deliberate in where and how they choose to work, management is confident that the model results in a happier, engaged, and more efficient workforce.

The Company’s executive and management team promotes a true “open door” environment in which all feedback and suggestions are welcome. Whether it be through regular all employee calls, department meetings, frequent training sessions, Coffee Connections with the executive team, use of our BRAVO recognition program, awarding of iPads for Ideas, or participation in our LABS (Leaders Advancing Business Strategy) program, associates are encouraged to be inquisitive and share ideas. Those ideas have resulted in a number of programs and benefit enhancements.

The Company promotes physical health, including access to a national gym membership program for associates and their family members as well as host to regular wellness and nutrition seminars and health screenings. The Company also feels it is important that our associates are engaged and active in the community. Across our numerous offices, associates host volunteer and social activities. Whether we’re participating in walks, runs, food or toy drives, the Company promotes and supports associate volunteerism with two volunteer days off per year and a company matching program in support of each associates charitable endeavors. The Company also encourages associates to directly drive strategy around the Company’s environmental, social and governance initiatives through participation in five associate-driven KIMunity Councils focused in the areas of diversity, equity and inclusion, giving, wellness, sustainability, and tenant engagement.

The Company recognizes the importance of advanced education. Each year, the Company funds $100,000 in college scholarships to benefit the children of our associates. In addition, the Company recently announced, in partnership with ICSC, it is providing $100,000 in scholarships to students wishing to pursue careers in real estate, of which no less than 50% will be awarded to students of under-represented groups. Both programs are managed by independent third parties who consider an equal balance of academics and financial need as determining factors.

The Company's executive offices are located at 500 North Broadway, Suite 201, Jericho, NY 11753, a mixed-use property that is wholly owned by the Company, and its telephone number is (516) 869-9000 or 1-800-764-7114. Nearly all corporate functions, including legal, data processing, finance and accounting are administered by the Company from its executive offices in Jericho, New York and supported by the Company’s regional offices. As of December 31, 2022, a total of 639 persons were employed by the Company, of which 31% were located in our corporate office with the remainder located in 28 offices throughout the United States. The average tenure of our employees was 9.0 years.

Cybersecurity

The Company’s Audit Committee receives quarterly briefings from the Company’s Chief Information Officer regarding the emerging cybersecurity threat and risk landscape as well as the Company’s security program and related readiness, resiliency, and response efforts.

The Company has a Cyber Risk Committee (“Cyber Committee”) which reviews and reports on technology-based security issues. The Cyber Committee is comprised of senior management from various business units within the Company and meets quarterly to review the status of the Company’s overall security program as well as controls and procedures and to stay up-to-date of relevant legislative, regulatory and technical developments.

The Company utilizes a variety of administrative, technical and physical safeguards that take into account the nature of our IT environment, information assets and cyber risks posed by both internal and external threats. The Company has incorporated cybersecurity coverage in its insurance policies. The Company’s goal is to keep its data and systems, as well as its employees safe from cybersecurity threats.

The Company conducts employee security awareness training and internal phishing exercises. When security issues arise, the Company conducts a prompt investigation and initiates response protocols and other measures to protect the Company and its valued employees and key stakeholders.

Environmental, Social and Governance (“ESG”) Programs

The Company strives to build a thriving and viable business, one that succeeds by delivering long-term value for its stakeholders. We believe that the Company’s ESG programs are aligned with its core business strategy of creating destinations for everyday living that inspire a sense of community and deliver value to its many stakeholders.

The Company has identified the following five pillars that outline the Company’s current strategic priorities within our ESG program. The Company has defined 16 ESG goals that expand upon the Company’s commitment with clear targets in each pillar:

Communicate Openly with Our Stakeholders Maintain regular engagement with key stakeholder audiences, reporting information on issues of relevance to those audiences	• To regularly engage with key stakeholders and annually report relevant ESG information in alignment with leading voluntary ESG disclosure standards
Embrace the Future of Retail Foster a sense of place at our shopping centers, creating people-centered properties that are more convenient and accessible	Committed to: • Construct or entitle at least 12,000 residential units by 2025, as part of our effort to create quality mixed-use live-work-play environments • Establish Curbside Pickup infrastructure at 100% of all qualified locations by 2025 • Establish dedicated space for the activation of outside common areas at 20% of properties by 2030 • Establish low-carbon transportation infrastructure at 25% of properties by 2025
Engage Our Tenants and Communities Help our tenants succeed and be a positive presence in the communities where we operate and live	Committed to: • Maintain an average tenant satisfaction rate of at least 80% • Give $1.0 million annually in cash and in-kind contributions to support small businesses and charitable causes in the communities in which we operate
Lead in Operations and Resiliency Increase efficiency of operations and protect our assets from disruption	Committed to: • Invest $500.0 million in eligible Green Bond projects by 2030 • Reduce Scope 1 and 2 GHG emissions by 30% from 2018 to 2030 and achieve net zero Scope 1 and 2 GHG emissions by 2050. Partner with tenants to quantify and reduce our Scope 3 emissions, establishing a Scope 3 goal by 2025 • Improve common area water efficiency at properties by 20% by 2025 • Achieve 50% waste diversion rate for waste-to-landfill in our corporate offices by 2025 • Establish a comprehensive Vendor Business Practices Policy and expand supply chain reporting
Foster an Engaged, Inclusive and Ethical Team Cultivate high levels of employee satisfaction and enhance diversity at all levels of the organization	Committed to: • Maintain an average employee satisfaction rate of at least 90% • Increase the proportion of diverse employees in management to 60% by 2030, by developing programs to recruit, develop and retain diverse talent and promoting a culture of inclusion • Provide 100% of employees with individual development opportunities and maintain a voluntary turnover rate below 10% annually • Achieve 75% participation in employee well-being programs annually

The Company has aligned its annual reporting with standards from the Global Reporting Initiative (“GRI”), Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-related Financial Disclosures (“TCFD”).  The Company also discloses aggregate-level EEO-1 workforce diversity data that can be found on the Company’s website, which data and website contents are not incorporated by reference hereto.  Additional ESG information of relevance to stakeholders can be found on the Company’s website, the contents of which are not incorporated by reference and do not form a part of this Form 10-K.

The Company’s Board of Directors sets the Company’s overall ESG program objectives and oversees enterprise risk management. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for overseeing the Company's efforts with regard to the Company's ESG matters.

The Company recognizes that climate change is one of the most significant stakeholder issues of our times, threatening the viability of economic and environmental systems globally. The scientific community has studied climate change and a consensus exists that warming is occurring outside the boundaries of historical planetary trends due in significant part, to human activity. As a real estate portfolio owner, the Company monitors physical and transition risks as well as opportunities posed to its business by climate change and quantifies and discloses the climate impacts of its activities.   The Company’s science-based GHG emissions reduction goals are aligned with the Paris Climate Accord and while there can be no guarantees, we believe they could  put the Company on pace to achieve Scope 1 and Scope 2 net zero GHG emissions by 2050.

Climate risks and opportunities are generally evaluated at both the corporate and individual asset level. The following table summarizes relevant climate risks identified as a part of the Company’s ongoing risk assessment process. The Company may be subject to other climate risks not included below.

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

In 2020, the Company issued $500.0 million in 2.70% notes due 2030 in its inaugural green bond offering. The net proceeds from this offering are allocated to finance or refinance, in whole or in part, recently completed, existing or future eligible green projects, with projects are to be aligned with the four core components of the Green Bond Principles, 2018 as administered by the International Capital Market Association. Additionally, the Company’s $2.0 billion Credit Facility (as defined below) is a green credit facility which incorporates rate adjustments associated with attainment (or nonattainment) of Scope 1 and 2 greenhouse gas emissions reductions.

Information About Our Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2022:

Name	Age	Position	Joined Kimco
Milton Cooper	93	Executive Chairman of the Board of Directors	Co-Founder
Conor C. Flynn	42	Chief Executive Officer	2003
Ross Cooper	40	President and Chief Investment Officer	2006
Glenn G. Cohen	58	Executive Vice President, Chief Financial Officer and Treasurer	1995
David Jamieson	42	Executive Vice President, Chief Operating Officer	2007

Available Information

The Company’s website is located at http://www.kimcorealty.com. The information contained on our website does not constitute part of this Form 10-K. On the Company’s website you can obtain, free of charge, a copy of this Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable, after we file such material electronically with, or furnish it to, the SEC. The public may read and obtain a copy of any materials we file electronically with the SEC at http://www.sec.gov.

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

Many of our tenants face increasing competition from e-commerce and other sources that could cause them to reduce their size, limit the number of locations and/or suffer a general downturn in their businesses and ability to pay rent. We may also fail to anticipate the effects of changes in consumer buying practices, particularly of growing online sales and the resulting change in retailing practices and space needs of our tenants, which could have an adverse effect on our results of operations and cash flows. We are focused on anchoring and diversifying our properties with tenants that are more resistant to competition from e-commerce (e.g., groceries, essential retailers, restaurants and service providers), but there can be no assurance that we will be successful in modifying our properties, diversifying our tenant composition and/or adapting our leasing practices.

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

Certain properties we own have a low tax basis, which may result in a taxable gain on sale. We may utilize like-kind exchanges qualifying under Section 1031 of the Code (“1031 Exchanges”) to mitigate taxable income; however, there can be no assurance that we will identify properties that meet our investment objectives for acquisitions. In the event that we do not utilize 1031 Exchanges, we may be required to distribute the gain proceeds to shareholders or pay income tax, which may reduce our cash flow available to fund our commitments.

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

We operate, are currently developing, and may in the future develop, properties either alone or through joint ventures with other persons that are known as “mixed-use” developments. This means that in addition to the development of retail space, the project may also include space for residential, office, hotel or other commercial purposes. We have less experience in developing and managing non-retail real estate than we do with retail real estate. As a result, if a development project includes a non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience developing properties for such use or partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves, including providing any necessary financing. In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. In the case of office properties, the risks also include changes in space utilization by tenants due to technology, economic conditions and business culture, declines in financial condition of these tenants and competition for credit worthy office tenants. In the case of hotel properties, the risks also include increases in inflation and utilities that may not be offset by increases in room rates. We are also dependent on business and commercial travelers and tourism.  Because we have less experience with residential, office and hotel properties than with retail properties, we expect to retain third parties to manage our residential and other non-retail components as deemed warranted. If we decide to not sell or participate in a joint venture and instead hire a third-party manager, we would be dependent on them and their key personnel who provide services to us, and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

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

Our existing properties, as well as properties we may acquire, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The requirements of the ADA, or of other federal, state or local laws or regulations, also may change in the future and restrict further renovations of our properties with respect to access for disabled persons. Future compliance with the ADA may require expensive changes to the properties.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 9 of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional discussion regarding the shares held by the Company of Albertsons Companies, Inc. (“ACI”).

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

We have experienced cybersecurity attacks and could in the future be subject to significant disruption, data loss or other security incidents or breaches.

Our information technology (“IT”) networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. While we maintain some of our own critical IT networks and related systems, we also depend on third parties to provide important software, technologies, tools and a broad array of services and operational functions, including payroll, human resources, electronic communications and finance functions.  In the ordinary course of our business, we and our third-party service providers collect, process, transmit and store sensitive information and data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information.

We, and our third-party service providers like all businesses, are subject to cyberattacks and security incidents, which threaten the confidentiality, integrity, and availability of our systems and information resources. Those attacks and incidents may be due to intentional or unintentional acts by employees, customers, contractors or third parties, who seek to gain unauthorized access to our or our service providers’ systems to disrupt operations, corrupt data, or steal confidential or personal information through malware, computer viruses, ransomware, software or hardware vulnerabilities, social engineering (e.g., phishing attachments to e-mails) or other vectors.

The risk of a cybersecurity attack, breach or operational disruption, particularly through a cyber incident, including by computer hackers, foreign governments or cyber terrorists, has generally increased. Although we make efforts to maintain the security and integrity of IT networks and related systems on which we rely, and we have implemented various measures to manage the risk of a cyberattack, security breach or security related disruption, there can be no assurance that our efforts and measures or those of our third-party services providers will be effective or that attempted security breaches or disruptions would not be successful or damaging.

Attack methodologies change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers increasingly use techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We have in the past experienced adverse events that have not resulted, and are not expected to result, in a material impact on the Company’s business operations or financial results. For example, in February 2023, the Company experienced a criminal ransomware attack affecting data contained on legacy servers of Weingarten Realty Investors (“WRI”). The Company acquired WRI in August 2021. The affected servers and exfiltrated data were on the WRI network. The WRI network is separate and is not connected to the Company’s network. The Company promptly initiated an investigation and its response protocols, including deploying containment measures such as taking affected systems offline, implementing enhanced monitoring technology and data recovery processes. The Company also notified federal law enforcement, engaged the services of cybersecurity and forensics professionals, and restored affected systems. The WRI network data is historical and stored for archival purposes.

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

●

subject us to litigation claims for negligence, breach of contract or other agreements or other causes of action, potentially resulting in remedies such as damages, credits, penalties or termination of leases or other agreements; or

●	damage our reputation among our tenants, investors and associates.

The occurrence or perception of a cyberattack or security incident could result in operational interruption, damage to our relationship with our tenants, and confidential data exposure.  In addition, federal and state governments and agencies have enacted, and continue to develop, broad data protection legislation, regulations, and guidance that require companies to increasingly implement, monitor and enforce reasonable cybersecurity measures. These governmental entities and agencies are aggressively investigating and enforcing such legislation, regulations and guidance across industry sectors and companies. We may be required to expend significant capital and other resources to address an attack or incident, including those as a result of the February 2023 incident involving the WRI legacy servers, and our insurance may not cover some or all of our losses resulting from an attack or incident. These losses may include payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services, in addition to any remedies or relief that may result from legal proceedings. The incurrence of these losses, costs or business interruptions may adversely affect our reputation as well as our financial condition, results of operations and cash flows.

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

Our operations are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, tornados, earthquakes, snowstorms, floods and fires, and the frequency of these natural disasters and severe weather conditions may increase due to climate change. The occurrence of natural disasters, severe weather conditions and the effects of climate change, including extreme temperatures and ambient temperature increases, can delay new development or redevelopment projects, decrease the attractiveness of locations, increase investment costs to repair or replace damaged properties (or make repair or replacement impossible), increase operation costs, including the cost of energy at our properties, increase costs for future property insurance, negatively impact the tenant demand for lease space and cause substantial damages or losses to our properties which could exceed any applicable insurance coverage. The incurrence of any of these losses, costs or business interruptions may adversely affect our financial condition, results of operations and cash flows.

We anticipate the potential effects of climate change will increasingly impact the decisions and analysis we make with respect to our properties, since climate change considerations can impact the relative desirability of locations and the cost of operating and insuring real estate properties. In addition, changes in government legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our development or redevelopment projects without a corresponding increase in revenues, which may adversely affect our financial condition, results of operations and cash flows. Transition impacts of climate change may subject us to increased regulations, reporting requirements (such as the SEC’s proposed climate change disclosure rule), standards, or expectations regarding the environmental impacts of our or our tenants’ business. Failure to disclose accurate information in a timely manner may also adversely affect our reputation, business, or financial performance.

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

Sustainability evaluations is becoming more broadly accepted or expected by investors and shareholders. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability score as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. We may face reputational damage or additional costs in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, the criteria by which companies are rated may change, which could cause us to receive lower scores than previous years. A low sustainability score could result in a negative perception of the Company, or exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. In addition, as part of our corporate responsibility, we have adopted certain ESG goals, including greenhouse gas emissions reduction targets and other sustainability initiatives. If we cannot not meet these goals fully or on time, we may face reputational damage.

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Such disclosures may also be at least partially reliant on third-party information that we have not independently verified or cannot be independently verified. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also impact our suppliers or customers, which may adversely impact our business, financial condition, or results of operations.

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

Retail operating conditions may adversely affect our results of operations.

A retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our retail properties are public locations, and any incidents of crime or violence, including acts of terrorism, could result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability or harm our reputation. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our retail properties may be negatively impacted.

Our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure may result in potential conflicts of interest with members of Kimco OP whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation and our stockholders under Maryland law in connection with their management of the corporation. At the same time, we, as managing member of Kimco OP, our operating company, have fiduciary duties under Delaware law to our operating company and to its members in connection with the management of our operating company. If we admit outside members to our operating company, our duties as managing member of our operating company and to its members may come into conflict with the duties of our directors and officers to the corporation and our stockholders. While the operating agreement contains provisions limiting the fiduciary duties of the managing member to the operating company and its members, the provisions of Delaware law that allow for such limitations have not been fully tested in a court of law.

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

We have substantial indebtedness. The level of indebtedness could have adverse consequences on our business, such as:

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

If we were to lose our REIT status, we would face serious tax consequences that would substantially reduce the funds available to pay distributions to stockholders for each of the years involved because:

●	we would not be allowed a deduction for dividends to stockholders in computing our taxable income, and we would be subject to the regular U.S. federal corporate income tax;
●	we could possibly be subject to a federal alternative minimum tax or increased state and local taxes;
●	unless we were entitled to relief under statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified; and
●	we would not be required to make distributions to stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate Portfolio.

As of December 31, 2022, the Company had interests in 532 shopping center properties aggregating 90.8 million square feet of GLA located in 28 states. In addition, the Company had 23 other property interests, primarily through the Company’s preferred equity investments and other investments, totaling 5.7 million square feet of GLA. Open-air shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2022, the Company’s Combined Shopping Center Portfolio, including noncontrolling interests, was 95.7% leased.

The Company's open-air shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of 170,754 square feet as of December 31, 2022. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with redevelopment, major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2022, the Company expended $113.9 million in connection with property redevelopments and $79.8 million related to improvements.

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

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2022, no single open-air shopping center accounted for more than 1.3% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.4% of the Company’s total shopping center GLA. At December 31, 2022, the Company’s five largest tenants were TJX Companies, The Home Depot, Ross Stores, Albertsons Companies and Amazon/Whole Foods Market, which represented 3.7%, 2.1%, 1.9%, 1.9% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Minimum base rental revenues and operating expense reimbursements accounted for 97% and other revenues, including percentage rents, accounted for 3% of the Company's total revenues from rental properties for the year ended December 31, 2022. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth. Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2022, the Company’s consolidated operating portfolio, comprised of 428 shopping center properties aggregating 70.6 million square feet of GLA, was 95.5% leased. The consolidated operating portfolio consists entirely of properties located in the U.S., inclusive of Puerto Rico.  For the period of January 1, 2022 to December 31, 2022, the Company increased the average base rent per leased square foot, which includes the impact of tenant concessions, in its consolidated portfolio of open-air shopping centers from $19.05 to $19.60, an increase of $0.55.  This increase primarily consists of (i) a $0.28 increase relating to rent step-ups within the portfolio and new leases signed, net of leases vacated, (ii) a $0.17 increase relating to acquisitions and (iii) a $0.10 increase relating to dispositions.

The Company has a total of 8,292 leases in the consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	167	469	$11,527	0.9%
2023	867	4,771	$89,735	7.2%
2024	1,185	7,648	$146,985	11.8%
2025	1,149	8,134	$152,931	12.3%
2026	1,071	9,563	$158,673	12.7%
2027	1,138	9,726	$175,091	14.0%
2028	790	7,860	$141,934	11.4%
2029	432	3,915	$73,695	5.9%
2030	321	2,612	$58,702	4.7%
2031	338	2,385	$54,674	4.4%
2032	402	2,901	$56,550	4.5%

(1)	Leases currently under a month-to-month lease or in process of renewal.

During 2022, the Company executed 1,696 leases totaling 10.7 million square feet in the Company’s consolidated operating portfolio comprised of 525 new leases and 1,171 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $107.4 million or $39.40 per square foot. These costs include $84.3 million of tenant improvements and $23.1 million of external leasing commissions. The average rent per square foot for (i) new leases was $21.76 and (ii) renewals and options was $18.20. The Company will seek to obtain rents that are higher than amounts within its expiring leases, however, there are many variables and uncertainties which can significantly affect the leasing market at any time; as such, the Company cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Ground-Leased Properties.

The Company has interests in 40 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. The Company pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements reverts to the landowner.

More specific information with respect to each of the Company's property interests is set forth in Exhibit 99.1, which is incorporated herein by reference.

Item 3. Legal Proceedings

The Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material effect on the Company's ownership, management or operation of its properties taken as a whole, or which is not covered by the Company's insurance.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information: The Company’s common stock is traded on the NYSE under the trading symbol "KIM".

Holders: The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,767 as of January 31, 2023.

Dividends: Since the IPO, the Company has paid regular quarterly cash dividends to its stockholders. While the Company intends to continue paying regular quarterly cash dividends, future dividend declarations will be paid at the discretion of the Board of Directors and will depend on the actual cash flows of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate operating fundamentals.  The Company is required by the Code to distribute at least 90% of its REIT taxable income determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income, including any net capital gains. The actual cash flow available to pay dividends will be affected by a number of factors, including the revenues received from operating properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company, the ability to refinance near-term debt maturities and any unanticipated capital expenditures. The following table reflects the income tax status of distributions per share paid to holders of shares of our common stock:

	Year Ended December 31,
	2022	2021
Dividend paid per share	$0.84	$0.68
Ordinary income	81%	77%
Capital gains	16%	3%
Return of capital	3%	20%

In addition to common stock offerings, the Company has capitalized on the growth in its business through the issuance of unsecured fixed rate medium-term notes, underwritten bonds, unsecured bank debt, mortgage debt and perpetual preferred stock. Borrowings under the Company's unsecured revolving credit facility have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company regarding dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnotes 13, 14 and 19 of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Recent Sales of Unregistered Securities: None.

Issuer Purchases of Equity Securities:

The Company’s Board of Directors had authorized the repurchase of up to 900,000 depositary shares of Class L preferred stock and 1,058,000 depositary shares of Class M preferred stock through December 31, 2022, which represented up to an aggregate of 1,958 shares of the Company’s preferred stock, par value $1.00 per share. During the year ended December 31, 2022, the Company repurchased 54,508 depositary shares of Class L preferred stock and 90,760 depositary shares of Class M preferred stock for a purchase price of $1.3 million and $2.1 million, respectively.

During February 2018, the Company’s Board of Directors authorized a share repurchase program, which is scheduled to expire February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the year ended December 31, 2022. As of December 31, 2022, the Company had $224.9 million available under this common share repurchase program.

During the year ended December 31, 2022, the Company repurchased 567,450 shares of the Company’s common stock for an aggregate purchase price of $13.7 million (weighted average price of $24.11 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

The following table presents information regarding the shares of common stock repurchased by the Company during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2022 – October 31, 2022	1,791	$18.63	-	$224.9
November 1, 2022 – November 30, 2022	-	-	-	$224.9
December 1, 2022 – December 31, 2022	4,472	21.49	-	$224.9
Total	6,263	$20.67	-

Total Stockholder Return Performance: The following performance chart compares, over the five years ended December 31, 2022, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REITs Index (the “NAREIT Equity REITs”) prepared and published by the National Association of Real Estate Investment Trusts (“NAREIT”). The NAREIT Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property.

Stockholder return performance, presented annually for the five years ended December 31, 2022, is not necessarily indicative of future results. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
(December 2017 to December 2022)

250
200
150
100
50
0
Dollars ($)
12/17
12/18
12/19
12/20
12/21
12/22
Years
Kimco Realty Corporation
S&P 500 Index
FTSE NAREIT Equity REITs Index

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends, for the years ended December 31, 2018, 2019, 2020, 2021 and 2022.

Source: S&P Global Market Intelligence

	Comparison of 5 year cumulative total return data points
	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21	Dec-22
Kimco Realty Corporation	$100	$87	$130	$99	$167	$149
S&P 500	$100	$96	$126	$149	$192	$157
NAREIT Equity REITs	$100	$95	$120	$111	$158	$120

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes.  In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities.  These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The Company’s significant accounting policies are more fully described in Footnote 1 to the Consolidated Financial Statements.  The Company is required to make subjective assessments, of which, the most significant assumptions and estimates relate to the recoverability of trade accounts receivable, depreciable lives, valuation of real estate and intangible assets and liabilities, and valuation of joint venture investments and other investments.  The Company’s reported net earnings are directly affected by management’s estimate of impairments.  Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could materially differ from these estimates.

Trade Accounts Receivable

The Company reviews its trade accounts receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. The Company evaluates the probability of the collection of the lessee’s total accounts receivable, including the corresponding straight-line rent receivable balance on a lease-by-lease basis. Determining the probability of collection of substantially all lease payments during a lease term requires significant judgment. The Company’s analysis of its accounts receivable included (i) customer credit worthiness, (ii) assessment of risk associated with the tenant, and (iii) current economic trends.  In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. The Company includes provision for doubtful accounts in Revenues from rental properties, net.  If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease and will only recognize lease income on a cash basis. In addition to the lease-specific collectability assessment, the analysis also recognizes a general reserve, as a reduction to Revenues from rental properties, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical and current collection experience and the potential for settlement of arrears. Although the Company estimates uncollectible receivables and provides for them through charges against Revenues from rental properties, actual results may differ from those estimates. For example, in the event that the Company’s collectability determinations are not accurate, and we are required to write off additional receivables equaling 1% of the outstanding accounts receivable balance at December 31, 2022, the Company’s rental income and net income would decrease by $3.0 million for the year ended December 31, 2022. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, any outstanding lease receivables (including straight-line rent receivables) are reinstated with a corresponding increase to rental income.

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

During 2022, the Company acquired properties for a total purchase price of $524.9 million. $8.4 million, or less than 1.6% of the total purchase price, was allocated to above-market leases and $24.1 million, or 4.6% was allocated to below-market leases. If the amounts allocated in 2022 to above-market and below-market leases were each reduced by 1% of the total purchase price, the net annual market lease amortization through rental income would decrease by $0.9 million (using the weighted average life of above-market and below-market leases at each respective acquired property).

On a continuous basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period, general market conditions and delays of development, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired only if management’s estimate of current and projected operating cash flows, net of anticipated construction and leasing costs (undiscounted and unleveraged), of the property over its anticipated hold period is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future costs of materials and labor, operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to reflect the estimated fair value of the property. The Company’s estimated fair values are primarily based upon estimated sales prices from signed contracts or letters of intent from third parties, discounted cash flow models or third-party appraisals. Estimated fair values that are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

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

See Footnote 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s accounting policies and estimates.

Executive Overview

Kimco Realty Corporation is North America’s largest publicly traded owner and operator of open-air, grocery-anchored shopping centers, and a growing portfolio of mixed-use assets. The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

Weingarten Merger

On August 3, 2021, Weingarten merged with and into the Company, with the Company continuing as the surviving public company, pursuant to the Merger Agreement between the Company and Weingarten which was entered into on April 15, 2021. The total purchase price of the Merger was $4.1 billion, which consists primarily of 179.9 million shares of the Company’s common stock issued in exchange for Weingarten common shares, plus $281.1 million of cash consideration. The Merger brought together two industry-leading retail real estate platforms with highly complementary portfolios and created the preeminent open-air shopping center and mixed-use real estate owner in the country. As a result of the Merger, the Company acquired 149 properties, including 30 held through joint venture programs. The increased scale in targeted growth markets, coupled with a broader pipeline of redevelopment opportunities, has positioned the combined company to create significant value for its shareholders. See Footnote 2 of the Notes to the Consolidated Financial Statements for additional discussion regarding the Merger.

Corporate UPREIT Reorganization

In January of 2023, the Company completed the Reorganization into an UPREIT structure as described in the Explanatory Note at the beginning of this Annual Report.  Prior to the Reorganization, the Company’s business was conducted through the Predecessor. This Annual Report pertains to the business and results of operations of the Predecessor for its fiscal year ended December 31, 2022. As a result of the Reorganization, the Company became the successor issuer to the Predecessor under the Exchange Act. The Company and Kimco OP have elected to co-file this Annual Report of the Predecessor to ensure continuity of information to investors. For additional information about the Reorganization, please see the Company’s Current Reports on Form 8-K filed with the SEC on January 3, 2023 and January 4, 2023.

Financial Highlights

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2022:

Financial and Portfolio Information:

●

Net income available to the Company’s common shareholders was $100.8 million, or $0.16 per diluted share, for the year ended December 31, 2022 as compared to $818.6 million, or $1.60 per diluted share, for the year ended December 31, 2021.

●

FFO available to the Company's common shareholders was $976.4 million, or $1.58 per diluted share, for the year ended December 31, 2022, as compared to $706.8 million, or $1.38 per diluted share, for the corresponding period in 2021 (see additional disclosure on FFO beginning on page 40).

●

Same property net operating income (“Same property NOI”) was $1.3 billion for the year ended December 31, 2022, as compared to $1.2 billion for the corresponding period in 2021, an increase of 4.4% (see additional disclosure on Same property NOI beginning on page 40).

●	Executed 1,696 new leases, renewals and options totaling approximately 10.7 million square feet in the consolidated operating portfolio during the year ended December 31, 2022.
●	Consolidated operating portfolio occupancy at December 31, 2022 was 95.5% as compared to 94.2% at December 31, 2021.

Acquisitions, Dispositions and Other Activity (see Footnotes 4, 5 and 9 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●	Acquired 10 operating properties and eight parcels, in separate transactions, for $524.9 million
●

Disposed of nine operating properties and 13 parcels, in separate transactions, for an aggregate sales price of $191.1 million, which resulted in aggregate gains of $15.2 million, before noncontrolling interests and taxes.

●

Monetized 11.5 million of shares of ACI held by the Company, generating net proceeds of $301.1 million and a book gain of $15.2 million. For tax purposes, the Company recognized a long-term capital gain of $251.5 million. The Company has elected to retain the proceeds from this stock sale for general corporate purposes and pay corporate income tax of $57.2 million on the taxable gain. The Company held 28.3 million shares of ACI as of December 31, 2022.

Capital Activity (for additional details see Liquidity and Capital Resources below):

●	Issued $650.0 million of 4.60% notes maturing February 2033 and $600.0 million of 3.20% notes maturing in April 2032.
●	Repaid $1.4 billion of notes bearing interest rates from 3.13% to 3.50% with maturity dates ranging from October 2022 to June 2023.
●

Assumed $79.4 million of mortgage debt (including fair market value adjustment of $9.4 million) encumbering six operating properties acquired in 2022 and obtained a $19.0 million mortgage relating to a consolidated joint venture operating property.

●	Repaid $158.4 million of mortgage debt that encumbered 11 operating properties.
●	As of December 31, 2022, had $2.1 billion in immediate liquidity, including $149.8 million in cash.

As a result of the above debt activity, the Company’s consolidated debt maturity profile, including extension options as of December 31, 2022, is as follows:

●	As of December 31, 2022, the weighted average interest rate was 3.49% and the weighted average maturity profile was 9.5 years related to the Company’s consolidated debt.

The Company faces external factors which may influence its future results from operations. There remains significant uncertainty in the current macro-economic environment, driven by inflationary pressures, as well as ongoing supply chain issues. These factors have impacted, and are expected to continue to impact, consumer discretionary spending and many of our tenants. The convenience and availability of e-commerce has continued to impact the retail sector, which could affect our ability to increase or maintain rental rates and our ability to renew expiring leases and/or lease available space. To better position itself, the Company’s strategy has been to attract local area customers to its properties by providing a diverse and robust tenant base across a variety of retailers, including grocery stores, off-price retailers, discounters and service-oriented tenants, which offer buy online and pick up in store, off-price merchandise and day-to-day necessities rather than high-priced luxury items.

The Company’s portfolio is focused on first ring suburbs around major metropolitan-area U.S. markets, predominantly on the east and west coasts and in the sun belt region, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry. The Company owns a predominantly grocery-anchored portfolio clustered in the nation’s top markets. The Company believes it can continue to increase its occupancy levels, rental rates and overall rental growth. In addition, the Company, on a selective basis, has developed or redeveloped projects which include residential and mixed-use components.

As part of the Company’s investment strategy, each property is evaluated for its highest and best use, which may include residential and mixed-use components. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate, such as, repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company may continue to dispose of certain properties. If the estimated fair value for any of these assets is less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. Risk Factors.

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

Results from operations for the year ended December 31, 2021 include the combined operations for five months as a result of the Company’s Merger with Weingarten which occurred on August 3, 2021. The following table presents the comparative results from the Company’s Consolidated Statements of Income for the year ended December 31, 2022, as compared to the corresponding period in 2021 (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	Change
Revenues
Revenues from rental properties, net	$1,710,848	$1,349,702	$361,146
Management and other fee income	16,836	14,883	1,953
Operating expenses
Rent (1)	(15,811)	(13,773)	(2,038)
Real estate taxes	(224,729)	(181,256)	(43,473)
Operating and maintenance (2)	(290,367)	(222,882)	(67,485)
General and administrative (3)	(119,534)	(104,121)	(15,413)
Impairment charges	(21,958)	(3,597)	(18,361)
Merger charges	-	(50,191)	50,191
Depreciation and amortization	(505,000)	(395,320)	(109,680)
Gain on sale of properties	15,179	30,841	(15,662)
Other income/(expense)
Other income, net	28,829	19,810	9,019
(Loss)/gain on marketable securities, net	(315,508)	505,163	(820,671)
Interest expense	(226,823)	(204,133)	(22,690)
Early extinguishment of debt charges	(7,658)	-	(7,658)
Provision for income taxes, net	(56,654)	(3,380)	(53,274)
Equity in income of joint ventures, net	109,481	84,778	24,703
Equity in income of other investments, net	17,403	23,172	(5,769)
Net loss/(income) attributable to noncontrolling interests	11,442	(5,637)	17,079
Preferred dividends	(25,218)	(25,416)	198
Net income available to the Company's common shareholders	$100,758	$818,643	$(717,885)
Net income available to the Company's common shareholders:
Diluted per share	$0.16	$1.60	$(1.44)

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
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

Net income available to the Company’s common shareholders was $100.8 million for the year ended December 31, 2022, as compared to $818.6 million for the comparable period in 2021. On a diluted per share basis, net income available to the Company’s common shareholders for the year ended December 31, 2022, was $0.16 as compared to $1.60 for the comparable period in 2021. For additional disclosure, see Footnote 28 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The following describes the changes of certain line items included on the Company’s Consolidated Statements of Income, that the Company believes changed significantly and affected Net income available to the Company’s common shareholders during the year ended December 31, 2022, as compared to the corresponding period in 2021:

Revenue from rental properties, net –

The increase in Revenues from rental properties, net of $361.1 million is primarily from (i) an increase in revenues of $332.6 million due to properties acquired during 2022 and 2021, including the results of the Merger, and (ii) an increase in revenues from tenants of $53.7 million primarily due to an increase in leasing activity and net growth in the current portfolio, partially offset by (iii) a net decrease of $19.6 million due to changes in credit losses from tenants, (iv) a decrease in revenues of $3.1 million due to dispositions in 2022 and 2021 and (v) a decrease in lease termination fee income of $2.5 million.

Real estate taxes –

The increase in Real estate taxes of $43.5 million is primarily due to properties acquired during 2022 and 2021, including the impact of the Merger.

Operating and maintenance –

The increase in Operating and maintenance expense of $67.5 million is primarily due to (i) properties acquired during 2022 and 2021, including the impact of the Merger, and (ii) increases in repairs and maintenance, utilities and other operating costs throughout the Company’s operating properties.

General and administrative –

The increase in General and administrative expense of $15.4 million is primarily due to (i) an increase in employee-related expenses of $10.5 million resulting from additional employees hired in connection with the Merger and (ii) an increase in professional fees and corporate expenses of $6.6 million, including costs related to the Company’s UPREIT Reorganization, partially offset by (iii) a decrease of $1.7 million primarily due to the fluctuations in value of various directors’ deferred stock.

Impairment charges –

During the years ended December 31, 2022 and 2021, the Company recognized impairment charges of $22.0 million and $3.6 million, respectively, primarily related to adjustments to property carrying values for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third-party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy. For additional disclosure, see Footnotes 6 and 18 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Merger charges –

During the year ended December 31, 2021, the Company incurred costs of $50.2 million associated with the Merger. These charges are primarily comprised of severance costs and professional and legal fees.

Depreciation and amortization –

The increase in Depreciation and amortization of $109.7 million is primarily due to (i) an increase of $166.7 million resulting from properties acquired during 2022 and 2021, including the impact of the Merger, and (ii) an increase of $1.4 million due to depreciation commencing on certain redevelopment projects that were placed into service during 2022 and 2021, partially offset by (iii) a net decrease of $58.4 million primarily from fully depreciated assets and write-offs due to tenant vacates and dispositions during 2022 and 2021.

Gain on sale of properties –

During 2022, the Company disposed of nine operating properties and 13 parcels, in separate transactions, for an aggregate sales price of $191.1 million, which resulted in aggregate gains of $15.2 million. During 2021, the Company disposed of 13 operating properties and 10 parcels (including the deconsolidation of six operating properties), in separate transactions, for an aggregate sales price of $612.4 million, which resulted in aggregate gains of $30.8 million.

Other income, net –

The increase in Other income, net of $9.0 million is primarily due to (i) a net increase in mortgage and other financing income of $9.4 million, including profit participation of $4.0 million relating to the repayment of a loan, and (ii) an increase in dividend, interest and other income of $3.2 million, partially offset by (iii) a decrease in net periodic benefit income of $3.6 million relating to the Company’s defined benefit plan.

(Loss)/gain on marketable securities, net –

The change in (Loss)/gain on marketable securities, net of $820.7 million is primarily the result of mark-to-market fluctuations of the shares of ACI common stock held by the Company.

Interest expense –

The increase in Interest expense of $22.7 million is primarily due to (i) increased levels of borrowings resulting from the assumption of senior unsecured notes and mortgages in connection with the Merger and public debt offerings, partially offset by (ii) the repayment of senior unsecured notes and mortgages during 2022 and 2021 and (iii) an increase in fair market value amortization, primarily related to the assumption of debt in connection with the Merger and acceleration due to the repayment of senior unsecured notes in 2022.

Early extinguishment of debt charges –

The increase in Early extinguishment of debt charges of $7.7 million is primarily due to the Company’s repayment of its $500.0 million 3.40% senior unsecured notes, which were scheduled to mature in November 2022. As a result, the Company incurred a prepayment charge of $6.5 million and $0.7 million from the write-off of deferred financing costs during 2022.

Provision for income taxes, net –

The increase in Provision for income taxes, net of $53.3 million is primarily due to the sale of 11.5 million of the shares of ACI held by the Company, which generated a taxable long-term capital gain. The Company elected to retain the proceeds from the sale and as a result incurred federal corporate and state income tax aggregating $57.2 million on such gain.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $24.7 million is primarily due to (i) an increase in net gains of $21.9 million resulting from the sale of properties within various joint venture investments during 2022, as compared to 2021, and (ii) an increase in equity in income of $4.5 million from ownership interests acquired in unconsolidated joint ventures in connection with the Merger, partially offset by (iii) an increase in impairment charges of $1.7 million recognized during 2022, as compared to 2021.

Equity in income of other investments, net –

The decrease in Equity in income of other investments, net of $5.8 million is primarily due to the sale of properties within the Company’s Preferred Equity Program during 2022 and 2021.

Net loss/(income) attributable to noncontrolling interests –

The change in Net loss/(income) attributable to noncontrolling interests of $17.1 million is primarily due to (i) impairment charges relating to properties within consolidated joint ventures recognized during 2022, partially offset by (ii) an increase in net income attributable to noncontrolling interests primarily related to consolidated joint ventures acquired in the Merger.

Comparison of the years ended December 31, 2021 and 2020

Information pertaining to fiscal year 2020 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on March 1, 2022.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, marketable securities (including 28.3 million shares of ACI common stock held by the Company, which had a value of $587.7 million at December 31, 2022 and are subject to certain contractual lock-up provisions that expire in May 2023) and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.0 billion which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash, cash equivalents and restricted cash, beginning of year	$334,663	$293,188
Net cash flow provided by operating activities	861,114	618,875
Net cash flow used for investing activities	(63,217)	(476,259)
Net cash flow used for financing activities	(982,731)	(101,141)
Net change in cash, cash equivalents and restricted cash	(184,834)	41,475
Cash, cash equivalents and restricted cash, end of year	$149,829	$334,663

Operating Activities

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility and the issuance of equity, public debt, as well as other debt and equity alternatives, and the sale of marketable equity securities, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors

Net cash flows provided by operating activities for the year ended December 31, 2022, was $861.1. million, as compared to $618.9 million for the comparable period in 2021. The increase of $242.2 million is primarily attributable to:

●	additional operating cash flow generated by operating properties acquired during 2022 and 2021, including those acquired from the Merger;
●	new leasing, expansion and re-tenanting of core portfolio properties;
●	changes in accounts payable and accrued expenses due to timing of receipts and payments; and
●	nonrecurring costs incurred in connection with the Merger during 2021, partially offset by
●	changes in operating assets and liabilities due to timing of receipts and payments;
●	a decrease in distributions from the Company’s joint ventures programs due to the sale of properties within the ventures; and
●	the disposition of operating properties in 2022 and 2021.

Investing Activities

Net cash flows used for investing activities was $63.2 million for 2022, as compared to $476.3 million for 2021.

Investing activities during 2022 consisted primarily of:

Cash inflows:

●	$302.5 million in proceeds from the sale of marketable securities, primarily due to the sale of 11.5 million shares of ACI;
●	$184.3 million in proceeds from the sale of nine consolidated properties and 13 parcels;
●	$68.4 million in reimbursements of investments in and advances to real estate joint ventures and other investments primarily due to the sale of properties within the investments;
●	$60.3 million in collection of mortgage and other financing receivables; and
●	$4.0 million for principal payments from securities held to maturity.

Cash outflows:

●	$300.8 million for the acquisition of 10 consolidated operating properties and eight parcels;
●	$193.7 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline;
●

$104.7 million for investments in and advances to real estate joint ventures, primarily related to partner buyouts and a redevelopment project within the Company’s joint venture portfolio, and investments in other investments, primarily related to funding commitments for certain investments;

●	$75.1 million for investment in mortgage and other financing receivables;
●	$4.5 million for investment in cost method investments; and
●	$4.0 million for investment in marketable securities.

Investing activities during 2021 consisted primarily of:

Cash inflows:

●	$302.8 million in proceeds from the sale of 13 consolidated properties and 10 parcels (including the deconsolidation of 6 operating properties);
●	$111.9 million in reimbursements of investments in and advances to real estate joint ventures and other investments primarily due to the sale of properties within the investments; and
●	$13.8 million in collection of mortgage and other financing receivables.

Cash outflows:

●	$356.0 million for the acquisition of 11 consolidated operating properties and one parcel;
●	$264.0 million net cash consideration paid in conjunction with the Merger;
●	$163.7 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline;
●	$67.1 million for investments in and advances to other investments, primarily related to a preferred equity investment located in San Antonio, TX;
●	$41.9 million for investment in other financing receivables; and
●	$12.6 million for investments in and advances to real estate joint ventures, primarily related to a redevelopment project within the Company’s joint venture portfolio.

Acquisitions of Operating Real Estate and Other Related Net Assets

During the years ended December 31, 2022 and 2021, the Company expended $300.8 million and $619.9 million, respectively, towards the acquisition of operating real estate properties, including the Merger in 2021. The Company anticipates spending approximately $125.0 million to $250.0 million towards the acquisition of operating properties during 2023. The Company intends to fund these acquisitions with cash on hand, net cash flow provided by operating activities, proceeds from property dispositions, proceeds from the sale of marketable securities and/or availability under its Credit Facility.

Improvements to Operating Real Estate

During the years ended December 31, 2022 and 2021, the Company expended $193.7 million and $163.7 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Redevelopment and renovations	$113,928	$100,784
Tenant improvements and tenant allowances	79,782	62,915
Total improvements	$193,710	$163,699

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for 2023 will be approximately $175.0 million to $225.0 million. The funding of these capital requirements will be provided by cash on hand, proceeds from property dispositions, proceeds from the sale of marketable securities, net cash flow provided by operating activities and/or availability under the Company’s Credit Facility.

Financing Activities

Net cash flows used for financing activities was $982.7 million for 2022, as compared to $101.1 million for 2021.

Financing activities during 2022 primarily consisted of the following:

Cash inflows:

●	$1.25 billion in proceeds from issuance of the Company’s $600.0 million 3.20% senior unsecured notes due 2032 and $650.0 million 4.60% senior unsecured notes due 2033;
●	$19.0 million in proceeds from a mortgage loan financing;
●	$15.5 million in proceeds from the issuance of common stock; and
●	$5.3 million from changes in tenants’ security deposits.

Cash outflows:

●	$1.4 billion for repayment of four separate senior unsecured notes, which had maturity dates ranging from November 2022 to June 2023;
●	$544.7 million of dividends paid;
●	$167.7 million in principal payment on debt, including normal amortization of rental property debt;
●	$67.5 million in redemption/distribution of noncontrolling interests;
●	$20.3 million in financing origination costs, in connection with the issuance of senior unsecured notes;
●	$13.7 million in shares repurchased for employee tax withholding on equity awards;
●	$7.0 million for payment of early extinguishment of debt charges; and
●	$3.4 million for repurchase of preferred stock.

Financing activities during 2021 primarily consisted of the following:

Cash inflows:

●	$500.0 million in proceeds from issuance of 2.25% senior unsecured notes due in 2031; and
●	$83.0 million in proceeds from issuance of common stock, primarily related to the Company’s at-the-market continuous offering program and the exercise of employee stock options.

Cash outflows:

●	$382.1 million of dividends paid;
●	$239.9 million in principal payment on debt, including normal amortization of rental property debt;
●	$34.6 million in redemption/distribution of noncontrolling interests;
●	$20.8 million in shares repurchased for employee tax withholding on equity awards; and
●	$8.2 million in financing origination costs, primarily in connection with the Company’s issuance of $500.0 million of senior unsecured notes.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of December 31, 2022, the Company had consolidated floating rate debt totaling $18.4 million, excluding deferred financing costs of $0.1 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

Debt maturities for 2023 consist of: $12.0 million of consolidated debt, $38.1 million of unconsolidated joint venture debt and $32.3 million of debt included in the Company's preferred equity program, assuming the utilization of extension options where available. The 2023 consolidated debt maturities are anticipated to be repaid with operating cash flows or debt refinancing, as deemed appropriate. The 2023 debt maturities on properties in the Company’s unconsolidated joint ventures are anticipated to be repaid through operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales within the respective entities, and partner capital contributions, as deemed appropriate.

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

During January 2023, the Company filed a shelf registration statement on Form S-3, which is effective for a term of three years, for future unlimited offerings, from time to time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants. The Company, pursuant to this shelf registration statement may, from time to time, offer for sale its senior unsecured debt securities for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

During January 2023, the Company filed a registration statement on Form S-8 for its 2020 Equity Participation Plan (the “2020 Plan”), which was previously approved by the Company’s stockholders and is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards. At December 31, 2022, the Company had 6.9 million shares of common stock available for issuance under the 2020 Plan. (see Footnote 23 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Preferred Stock –

The Company’s Board of Director’s authorized the repurchase of up to 900,000 depositary shares of Class L preferred stock and 1,058,000 depositary shares of Class M preferred stock representing up to 1,958 shares the Company’s preferred stock, par value $1.00 per share through December 31, 2022. During the year ended December 31, 2022, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in millions)
Class L	54,508	$1.3
Class M	90,760	$2.1

Common Stock –

During August 2021, the Company established an at-the-market continuous offering program (the “ATM program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. During 2022, the Company issued 450,000 shares and received net proceeds after commissions of $11.3 million. During 2021, the Company issued 3.5 million shares and received net proceeds after commissions of $76.9 million. As of December 31, 2022, the Company had $411.0 million available under this ATM program.

The Company has a share repurchase program, which is scheduled to expire on February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during 2022 and 2021. As of December 31, 2022, the Company had $224.9 million available under this common share repurchase program.

Senior Notes –

During the year ended December 31, 2022, the Company issued the following senior unsecured notes (dollars in millions):

Date Issued	Amount Issued	Interest Rate	Maturity Date
Aug-22	$650.0	4.600%	Feb-33
Feb-22	$600.0	3.200%	Apr-32

During the year ended December 31, 2022, the Company fully repaid the following senior unsecured notes (dollars in millions):

Date Paid	Amount Repaid	Interest Rate	Maturity Date
Sep-22 (1)	$299.7	3.500%	Apr-23
Sep-22 (1) (2)	$350.0	3.125%	Jun-23
Sep-22 (1) (2)	$299.4	3.375%	Oct-22
Mar-22 (3)	$500.0	3.400%	Nov-22

(1)	There were no prepayment charges associated with this early repayment.
(2)	Includes partial repayments during May and June 2022.
(3)

The Company incurred a prepayment charge of $6.5 million and $0.7 million in write-off of deferred financing costs resulting from this early repayment, which are included in Early extinguishment of debt charges on the Company’s Consolidated Statements of Income.

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of December 31, 2022
Consolidated Indebtedness to Total Assets	<60%	37%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	3.9x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.5x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; Seventh Supplemental Indenture dated as of April 24, 2014; and the Eighth Supplemental Indenture dated as of January 3, 2023 each as filed with the SEC. See the Index to Exhibits included in this Form 10-K for specific filing information.

In addition, for a full description of the various indenture covenants for senior unsecured notes assumed during the Merger, refer to the Indenture dated May 1, 1995 included as an exhibit to Weingarten’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on May 1, 1995; First Supplemental Indenture, dated as of August 2, 2006, included as an exhibit to Weingarten’s Current Report on Form 8-K dated August 2, 2006, Second Supplemental Indenture, dated as of October 9, 2012 filed with Weingarten’s Current Report on Form 8-K dated October 9, 2012. See the Exhibits Index in this Form 10-K for specific filing information.

In connection with the Reorganization, Kimco OP became the issuer of the senior notes and the Parent Company has provided a full and unconditional guarantee of Kimco OP’s obligations under each series of senior notes previously issued and outstanding.

Credit Facility –

The Company had a $2.0 billion Credit Facility with a group of banks which was scheduled to expire in March 2024, with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2025. The Credit Facility was a green credit facility tied to sustainability metric targets, as described in the agreement. In July 2022, the Company amended the Credit Facility to (i) replace LIBOR borrowings with Secured Overnight Financing Rate (“SOFR”) borrowings, (ii) supplement the sustainability grid with an additional one basis point reduction of applicable margin if certain criteria as defined in the Credit Facility are met, (iii) add a leverage metric test which, if met, reduces the applicable margin by five basis points and (iv) obtain pre-approval of a possible organizational conversion to an UPREIT structure. The Company achieved such sustainability metric targets, which effectively reduced the rate on the Credit Facility by two basis points. The Credit Facility, which accrued interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 75.5 basis points (5.21% as of December 31, 2022), and can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, was subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of December 31, 2022, the Credit Facility had no outstanding balance and appropriations for letters of credit of $1.2 million.

In February 2023, the Company closed on a new $2.0 billion unsecured revolving credit facility (the “New Credit Facility”) with a group of banks, which is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The New Credit Facility can be increased to $2.75 billion through an accordion feature. The New Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The New Credit Facility replaces the Company’s Credit Facility discussed above, that was scheduled to mature in March 2024. The New Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the New Credit Facility, plus 77.5 basis points and fluctuates in accordance with the Company's credit ratings, which can be further adjusted upward or downward by four basis points based on the sustainability metric targets, as defined in the agreement. The Company achieved certain sustainability metric targets, which effectively reduced the rate on the New Credit Facility by two basis points. Pursuant to the terms of the New Credit Facility, the Company continues to be subject to the same covenants under the Credit Facility.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of December 31, 2022
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	38%
Total Priority Indebtedness to GAV	<35%	2%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.6x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	4.1x

For a full description of the Credit Facility’s covenants, refer to Amendment No. 2, dated July 12, 2022, to the Amended and Restated Credit Agreement, dated February 27, 2020, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, file with the SEC on July 29, 2022. See the Index to Exhibits included in this Form 10-K for specific filing information.

Mortgages Payable –

During 2022, the Company (i) assumed $79.4 million of mortgage debt (including fair market value adjustment of $9.4 million) encumbering six operating properties acquired in 2022, (ii) obtained a $19.0 million mortgage relating to a consolidated joint venture operating property and (iii) repaid $158.4 million of mortgage debt (including fair market value adjustment of $0.5 million) that encumbered 11 operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of December 31, 2022, the Company had over 485 unencumbered property interests in its portfolio.

Albertsons Companies, Inc. –

In October 2022, the Company sold 11.5 million shares of ACI held by the Company, generating net proceeds of $301.1 million. For tax purposes, the Company recognized a long-term capital gain of $251.5 million. The Company elected to retain the proceeds from this stock sale for general corporate purposes and pay corporate income tax of $57.2 million on the taxable gain.  This undistributed long-term capital gain is allocated to, and reportable by, each shareholder, and each shareholder is also entitled to claim a federal income tax credit for its allocable share of the federal income tax paid by the Company for 2022.  The allocable share of the long-term capital gain and the federal tax credit will be reported to direct holders of Kimco common shares, on Form 2439, and to others in year-end reporting documents issued by brokerage firms if Kimco shares are held in a brokerage account. As of December 31, 2022, the Company holds 28.3 million shares of ACI, which had a value of $587.7 million, which are subject to certain contractual lock-up provisions that expire in May 2023.

On October 13, 2022, The Kroger Co. (“Kroger”) and ACI entered into a definitive merger agreement (“ACI Merger”), with Kroger continuing as the surviving public company. The ACI Merger is subject to numerous regulatory approvals and customary closing conditions. Separate from the ACI Merger, on October 13, 2022, ACI declared a special cash dividend of $6.85 per share to ACI shareholders of record as of the close of business on October 24, 2022 and was scheduled to be paid on November 7, 2022.

On November 3, 2022, the Superior Court of King County in the State of Washington issued an order temporarily restraining the payment of the special dividend in the case State of Washington v. Albertsons Companies, Inc. et al., until a hearing on a motion for a preliminary injunction could be held. On December 9, 2022, the Superior Court denied the motion for a preliminary injunction but extended the temporary restraining order for the Attorney General for the State of Washington to appeal to the Supreme Court of the State of Washington. Due to the contingency resulting from this unresolved litigation at December 31, 2022, the Company did not recognize its share of the special dividend for the year ended December 31, 2022.

On January 17, 2023, the Supreme Court of the State of Washington denied a motion by the Attorney General of the State of Washington to hear an appeal from the Superior Court’s denial to enjoin ACI from paying the special dividend. As a result of the decision by the Supreme Court of the State of Washington, the temporary restraining order preventing payment of the special dividend was lifted. On January 20, 2023, ACI distributed the special dividend to holders of record as of October 24, 2022. The Company received its share of the special dividend payment of $194.1 million during January 2023, and will recognize this income during the three months ending March 31, 2023.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as it monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio which reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid were $544.7 million, $382.1 million and $379.9 million in 2022, 2021 and 2020, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On October 25, 2022, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M) which were paid on January 17, 2023, to shareholders of record on December 30, 2022. In addition, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per common share, which was paid on December 23, 2022, to shareholders of record on December 9, 2022.

On February 8, 2023, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M), which are scheduled to be paid on April 17, 2023, to shareholders of record on April 3, 2023. Additionally, on February 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per common share payable on March 23, 2023 to shareholders of record on March 9, 2023.

Contractual Obligations and Other Commitments

Contractual Obligations

The Company has debt obligations relating to its Credit Facility (no outstanding balance as of December 31, 2022), unsecured senior notes and mortgages with maturities ranging from four months to 27 years. As of December 31, 2022, the Company’s consolidated total debt had a weighted average term to maturity of 9.5 years. In addition, the Company has non-cancelable leases pertaining to its shopping center portfolio. As of December 31, 2022, the Company had 40 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land or a portion of the underlying land to the Company to construct and/or operate a shopping center. Amounts due in 2023 in connection with these leases aggregate $12.4 million. The following table summarizes the Company’s consolidated debt maturities (excluding extension options, unamortized debt issuance costs of $68.1 million and fair market value of debt adjustments aggregating $43.7 million) and obligations under non-cancelable operating leases as of December 31, 2022:

	Payments due by period (in millions)
	2023	2024	2025	2026	2027	Thereafter	Total
Long-Term Debt:
Principal (1)	$23.4	$667.7	$813.5	$780.4	$472.7	$4,424.6	$7,182.3
Interest (2)	$250.3	$229.6	$204.1	$191.0	$161.4	$1,553.5	$2,589.9

Non-cancelable Leases:
Operating leases (3)	$12.4	$11.6	$11.1	$10.4	$10.1	$188.9	$244.5
Financing leases	$23.0	$-	$-	$-	$-	$-	$23.0

(1)	Maturities utilized do not reflect extension options, which range from two to five years.
(2)	For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2022.
(3)	For leases which have inflationary increases, future ground and office rent expense was calculated using the rent based upon initial lease payment.

The Company has $12.0 million of consolidated secured debt scheduled to mature in 2023. The Company anticipates satisfying the remaining future maturities with operating cash flows or debt refinancing.

Commitments

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2022, these letters of credit aggregated $43.3 million.

The Company has investments with funding commitments of $30.4 million, of which $16.5 million has been funded as of December 31, 2022.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2022, the Company had $18.4 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on Series A bonds issued by the Sheridan Redevelopment Agency which are tax increment revenue bonds issued in connection with a property owned by the Company in Sheridan, Colorado. These tax increment revenue bonds have a balance of $45.5 million outstanding at December 31, 2022. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures. These joint ventures primarily operate shopping center properties. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, has obtained unsecured financing for certain joint ventures. As of December 31, 2022, the Company did not guarantee any joint venture unsecured debt. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2022, aggregated $1.4 billion. As of December 31, 2022, these loans had scheduled maturities ranging from three months to 8.5 years and bore interest at rates ranging from 2.95% to LIBOR plus 200 basis points (6.39% as of December 31, 2022). Approximately $38.1 million of the aggregate outstanding loan balance matures in 2023. These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales of properties within the ventures, and partner capital contributions, as deemed appropriate (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Investments

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity Program. As of December 31, 2022, the Company’s net investment under the Preferred Equity Program was $69.4 million relating to 12 properties As of December 31, 2022, these preferred equity investment properties had non-recourse mortgage loans aggregating $232.8 million. These loans have scheduled maturities ranging from less than one year to 1.5 years and bear interest at rates ranging from 4.19% to SOFR plus 265 basis points (6.78% as of December 31, 2022). Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

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

Funds From Operations

FFO is a supplemental non-GAAP financial measure utilized to evaluate the operating performance of real estate companies. NAREIT defines FFO as net income/(loss) available to the Company’s common shareholders computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis. The Company also made an election, per the NAREIT Funds From Operations White Paper-2018 Restatement, to exclude from its calculation of FFO (i) gains and losses on the sale of assets and impairments of assets incidental to its main business and (ii) mark-to-market changes in the value of its equity securities. As such, the Company does not include gains/impairments on land parcels, mark-to-market gains/losses from marketable securities, allowance for credit losses on mortgage receivables or gains/impairments on other investments in NAREIT defined FFO.

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

	Three Months Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Net (loss)/income available to the Company’s common shareholders	$(56,086)	$75,327	$100,758	$818,643
Gain on sale of properties	(4,221)	-	(15,179)	(30,841)
Gain on sale of joint venture properties	(643)	(11,596)	(38,825)	(16,879)
Depreciation and amortization - real estate related	123,663	132,797	501,274	392,095
Depreciation and amortization - real estate joint ventures	16,158	15,949	66,326	51,555
Impairment charges (including real estate joint ventures)	1,585	3,932	27,254	7,145
Profit participation from other investments, net	(4,584)	(9,824)	(15,593)	(8,595)
Loss/(gain) on marketable securities, net	100,314	37,347	315,508	(505,163)
Provision/(benefit) for income taxes (1)	58,608	(25)	58,373	2,152
Noncontrolling interests (1)	63	(3,835)	(23,540)	(3,285)
FFO available to the Company’s common shareholders (3)	$234,857	$240,072	$976,356	$706,827
Weighted average shares outstanding for FFO calculations:
Basic	615,856	614,150	615,528	506,248
Units	2,559	3,878	2,492	2,627
Dilutive effect of equity awards	2,114	2,410	2,283	2,422
Diluted (2)	620,529	620,438	620,303	511,297

FFO per common share – basic	$0.38	$0.39	$1.59	$1.40
FFO per common share – diluted (2)	$0.38	$0.39	$1.58	$1.38

(1)	Related to gains, impairment, depreciation on properties, and gains/(losses) on sales of marketable securities, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $584 and $856 for the three months ended December 31, 2022 and 2021, respectively, and $2,041 and $1,053 for the years ended December 31, 2022 and 2021, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

(3)

Includes Merger charges of $50.2 million recognized during the year ended December 31, 2021, in connection with the Merger. In addition, the three months and year ended December 31, 2021, includes a pension valuation adjustment of $3.0 million of income included in Other income, net on the Company’s Consolidated Statements of Income. Includes Early extinguishment of debt charges of $7.7 million recognized during the year ended December 31, 2022.

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

For the three months and years ended December 31, 2022 and 2021, the Company included Same property NOI from the Weingarten properties acquired through the Merger. The amount included in the table below, for "Weingarten Same property NOI", for the year ended December 31, 2021, represents the Same property NOI from Weingarten properties prior to the Merger, which is not included in the Company's Net (loss)/income available to the Company’s common shareholders.

Same property NOI is calculated using revenues from rental properties (excluding straight-line rent adjustments, lease termination fees, TIFs and amortization of above/below-market rents) less charges for credit losses, operating and maintenance expense, real estate taxes and rent expense plus the Company’s proportionate share of Same property NOI from unconsolidated real estate joint ventures, calculated on the same basis. The Company’s method of calculating Same property NOI available to the Company’s common shareholders may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a reconciliation of Net (loss)/income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Net (loss)/income available to the Company’s common shareholders	$(56,086)	$75,327	$100,758	$818,643
Adjustments:
Management and other fee income	(3,955)	(4,249)	(16,836)	(14,883)
General and administrative	31,928	28,985	119,534	104,121
Impairment charges	200	2,643	21,958	3,597
Merger charges	-	-	-	50,191
Depreciation and amortization	124,676	133,633	505,000	395,320
Gain on sale of properties	(4,221)	-	(15,179)	(30,841)
Interest and other expense, net	50,969	49,503	205,652	184,323
Loss/(gain) on marketable securities, net	100,314	37,347	315,508	(505,163)
Provision for income taxes, net	57,750	483	56,654	3,380
Equity in income of other investments, net	(1,912)	(12,807)	(17,403)	(23,172)
Net income/(loss) attributable to noncontrolling interests	2,710	268	(11,442)	5,637
Preferred dividends	6,307	6,354	25,218	25,416
Weingarten same property NOI (1)	-	-	-	252,651
Non same property net operating income	(14,942)	(15,661)	(80,504)	(113,794)
Non-operational expense from joint ventures, net	23,934	9,987	55,514	55,213
Same property NOI	$317,672	$311,813	$1,264,432	$1,210,639

(1)

Amount for the year ended December 31, 2021, represents the Same property NOI from Weingarten properties, not included in the Company's Net income available to the Company's common shareholders pre-Merger.

Same property NOI increased by $5.9 million, or 1.9%, for the three months ended December 31, 2022, as compared to the corresponding period in 2021. This increase is primarily the result of (i) an increase of $15.4 million primarily related to an increase in rental revenue driven by strong leasing activity and a decrease in tenant rent abatements and vacancies as a result of the diminishing effects of the COVID-19 pandemic, partially offset by (ii) a change in credit loss from tenants of $9.5 million.

Same property NOI increased by $53.8 million, or 4.4%, for the year ended December 31, 2022, as compared to the corresponding period in 2021. This increase is primarily the result of (i) an increase of $81.0 million primarily related to an increase in rental revenue driven by strong leasing activity and a decrease in tenant rent abatements and vacancies as a result of the diminishing effects of the COVID-19 pandemic, partially offset by (ii) a change in credit loss from tenants of $27.2 million.

New Accounting Pronouncements

See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of December 31, 2022, with corresponding weighted-average interest rates sorted by maturity date. The table does not include extension options where available (amounts in millions).

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$12.0	$14.9	$53.0	$-	$34.3	$244.4	$358.6	$293.8
Average Interest Rate	3.23%	4.87%	3.50%	-	4.01%	4.23%	4.10%

Variable Rate	$-	$-	$18.3	$-	$-	$-	$18.3	$17.9
Average Interest Rate	-	-	5.43%	-	-	-	5.43%

Unsecured Debt
Fixed Rate	$-	$654.3	$752.9	$785.4	$436.8	$4,151.6	$6,781.0	$5,837.4
Average Interest Rate	-	3.37%	3.48%	3.06%	4.03%	3.47%	3.45%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.2 million for the year ended December 31, 2022, if short-term interest rates were 1.0% higher.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Item 9B. Other Information

Director and Officer Indemnification Agreements

On or about February 23, 2023, the Company entered into, or will enter into, new indemnification agreements with each of its directors and executive officers (each, an “Indemnitee”). The indemnification agreements provide that the Company will indemnify the Indemnitee, in each case, against certain expenses and costs arising out of claims to which he or she becomes subject in connection with his or her service to the Company. The indemnification agreements contain customary terms and conditions and establish certain customary procedures and presumptions.

The above description of the indemnification agreements does not purport to be complete and is qualified in its entirety by reference to the Form of Indemnification Agreement filed as Exhibit 10.19 hereto and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Governance at Kimco,” “Officers,” “Other Matters” and if required, “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 25, 2023 (“Proxy Statement”).

We have adopted a Code of Conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available at the Investors/Governance/Governance Documents section of our website at www.kimcorealty.com. A copy of the Code of Conduct is available in print, free of charge, to stockholders upon request to us at the address set forth in Item 1 of this Form 10-K under the section “Business - Overview.” We intend to satisfy the disclosure requirements under the Exchange Act, as amended, regarding an amendment to or waiver from a provision of our Code of Conduct by posting such information on our website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to “Compensation Discussion and Analysis,” “Executive Compensation Committee Report,” “ Executive Compensation Tables,” “Governance at Kimco” and “Other Matters” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to “Beneficial Ownership” and “Executive Compensation” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to “Certain Relationships and Related Transactions”  and “Governance at Kimco” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to “Proposal 4 Ratification of Independent Accountants” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements – The following consolidated financial information is included as a separate section of this Form 10-K.		Form 10-K Report Page

	Report of Independent Registered Public Accounting Firm		52

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2022 and 2021		54

	Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020		55

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020		56

	Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020		57

	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020		58

	Notes to Consolidated Financial Statements		59

2	. Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020	101
	Schedule III -	Real Estate and Accumulated Depreciation as of December 31, 2022	102
	Schedule IV -	Mortgage Loans on Real Estate as of December 31, 2022	104

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K.		46

Item 16. Form 10-K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
2.1	Agreement and Plan of Merger, dated as of April 15, 2021, by and between Kimco Realty Corporation and Weingarten Realty Investors.	8-K	1-10899	04/15/21	2.1
2.2	Agreement and Plan of Merger, dated December 15, 2022, by and among Kimco, New Kimco and Merger Sub.	8-K	1-10899	12/15/22	2.1
3.1	Articles of Amendment and Restatement of Kimco Realty Corporation	8-K12B	1-10899	01/03/23	3.1
3.2	Amended and Restated Bylaws of Kimco Realty Corporation, dated January 31, 2023	8-K12B	1-10899	02/02/23	3.1
3.3	Articles of Merger	8-K12B	1-10899	01/03/23	3.3
3.4	Certificate of Formation of Kimco Realty OP, LLC	8-K12B	1-10899	01/03/23	3.4
3.5	Limited Liability Company Agreement of Kimco Realty OP, LLC, dated as of January 3, 2023	8-K12B	1-10899	01/03/23	3.5
4.1	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.2	First Supplemental Indenture, dated August 4, 1994, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	10-K	1-10899	03/28/96	4.6
4.3	Second Supplemental Indenture, dated April 7, 1995, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	8-K	1-10899	04/07/95	4(a)
4.4	Third Supplemental Indenture, dated June 2, 2006, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	06/05/06	4.1
4.5	Fourth Supplemental Indenture, dated April 26, 2007, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	04/26/07	1.3
4.6	Fourth Supplemental Indenture, dated as of January 3, 2023, between Kimco Realty OP, LLC, as issuer, Kimco Realty Corporation, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K12B	1-10899	01/03/23	4.2
4.7	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	09/24/09	4.1
4.8	Sixth Supplemental Indenture, dated May 23, 2013, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	05/23/13	4.1
4.9	Seventh Supplemental Indenture, dated April 24, 2014, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	04/24/14	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
4.10	Eighth Supplemental Indenture, dated as of January 3, 2023, between Kimco Realty OP, LLC, as issuer, Kimco Realty Corporation, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K12B	1-10899	01/03/23	4.1
4.11	Form of Indenture for Senior Debt Securities, among Kimco Realty Corporation, an issuer, Kimco Realty OP, LLC, as guarantor, and The Bank of New York Mellon, as trustee	S-3ASR	333-269102	01/03/23	4(j)
4.12	Description of Securities	10-K	1-10899	02/25/20	4.10
4.13

Form of Indenture for Senior Debt Securities dated as of May 1, 1995 between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association).

		S-3	33-57659	02/10/95	4(a)
4.14	First Supplemental Indenture, dated August 2, 2006, between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association).	8-K	1-09876	08/02/06	4.1
4.15	Second Supplemental Indenture, dated October 9, 2012, between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association).	8-K	1-09876	10/09/12	4.1
4.16	Third Supplemental Indenture, dated August 3, 2021, between Kimco Realty Corporation, Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association).	—	—	—	—	*
4.17	Fourth Supplemental Indenture, dated January 3, 2023, between Kimco Realty Corporation (successor in interest to Weingarten Realty Investors) and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association).	8-K12B	1-10899	01/03/23	4.2
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3
10.2	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.3	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.4	Restated Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/27/17	10.6
10.5	Amendment No. 1 to the Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/23/18	10.7
10.6	Amendment No. 2 to the Kimco Realty Corporation 2010 Equity Participation Plan	8-K12B	1-10899	01/03/23	10.7
10.7	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.8	First Amendment to the Kimco Realty Corporation Executive Severance Plan, dated March 20, 2012	10-Q	1-10899	05/10/12	10.3
10.9	Amended and Restated Credit Agreement, dated as of February 27, 2020, among Kimco Realty Corporation, the subsidiaries of Kimco from time to time parties thereto, the several banks, financial institutions and other entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders thereunder	8-K	1-10899	03/02/20	10.1
10.10	Kimco Realty Corporation 2020 Equity Participation Plan	DEF 14A	1-10899	03/18/20	Annex B
10.11	Kimco Realty Corporation Amended and Restated 2020 Equity Participation Plan	8-K12B	1-10899	01/03/23	10.8
10.12	Credit Agreement, dated April 1, 2020, among Kimco Realty Corporation and each of the parties named therein	10-Q	1-10899	08/07/20	10.1
10.13	Amendment No.1 to Credit Agreement, dated April 20, 2020, among Kimco Realty Corporation and each of the parties named therein.	10-Q	1-10899	08/07/20	10.2
10.14	Amendment No.2 to Credit Agreement, dated April 24, 2020, among Kimco Realty Corporation and each of the parties named therein.	10-Q	1-10899	08/07/20	10.3
10.15	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of January 3, 2023, by and among Kimco Realty OP, LLC, Kimco Realty Corporation, and JPMorgan Chase Bank, N.A., as administrative agent	8-K12B	1-10899	01/03/23	10.1
10.16	Form of Kimco Realty Corporation 2020 Equity Participation Plan Performance Share Award Grant Notice and Performance Share Award Agreement.	10-Q	1-10899	08/07/20	10.4

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
10.17	Form of Kimco Realty Corporation 2020 Equity Participation Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.	10-Q	1-10899	08/07/20	10.5
10.18	Parent Guarantee, dated as of January 1, 2023, by Kimco Realty Corporation	8-K12B	1-10899	01/03/23	10.2
10.19	Form of Indemnification Agreement	—	—	—	—	*
10.20	Amended and Restated Credit Agreement, dated as of February 23, 2023, among Kimco Realty OP, LLC and each of the parties named therein.	—	—	—	—	*
21.1	Significant Subsidiaries of Kimco Realty Corporation and Kimco Realty OP, LLC	—	—	—	—	*
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	*
31.1	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.2	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.3	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.4	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
32.1	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
32.2	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
32.3	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
32.4	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
99.1	Property Chart	—	—	—	—	*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	*
101.SCH	Inline XBRL Taxonomy Extension Schema	—	—	—	—	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	—	—	—	—	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By:	/s/ Conor C. Flynn
Conor C. Flynn
Chief Executive Officer

Dated:  February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 24, 2023
Milton Cooper

/s/ Conor C. Flynn	Chief Executive Officer and Director	February 24, 2023
Conor C. Flynn

/s/ Frank Lourenso	Director	February 24, 2023
Frank Lourenso

/s/ Richard Saltzman	Director	February 24, 2023
Richard Saltzman

/s/ Philip Coviello	Director	February 24, 2023
Philip Coviello

/s/ Mary Hogan Preusse	Director	February 24, 2023
Mary Hogan Preusse

/s/ Valerie Richardson	Director	February 24, 2023
Valerie Richardson

/s/ Henry Moniz	Director	February 24, 2023
Henry Moniz

/s/ Glenn G. Cohen	Executive Vice President -	February 24, 2023
Glenn G. Cohen	Chief Financial Officer and Treasurer

/s/ Paul Westbrook	Vice President -	February 24, 2023
Paul Westbrook	Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY OP, LLC
BY:	KIMCO REALTY CORPORATION, managing member

By:	/s/ Conor C. Flynn
Conor C. Flynn
Chief Executive Officer

Dated:  February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Kimco Realty Corporation, the managing member of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 24, 2023
Milton Cooper

/s/ Conor C. Flynn	Chief Executive Officer and Director	February 24, 2023
Conor C. Flynn

/s/ Frank Lourenso	Director	February 24, 2023
Frank Lourenso

/s/ Richard Saltzman	Director	February 24, 2023
Richard Saltzman

/s/ Philip Coviello	Director	February 24, 2023
Philip Coviello

/s/ Mary Hogan Preusse	Director	February 24, 2023
Mary Hogan Preusse

/s/ Valerie Richardson	Director	February 24, 2023
Valerie Richardson

/s/ Henry Moniz	Director	February 24, 2023
Henry Moniz

/s/ Glenn G. Cohen	Executive Vice President -	February 24, 2023
Glenn G. Cohen	Chief Financial Officer and Treasurer

/s/ Paul Westbrook	Vice President -	February 24, 2023
Paul Westbrook	Chief Accounting Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kimco Realty Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Kimco Realty Corporation and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 24, 2023

We have served as the Company’s auditor since at least 1991.We have not been able to determine the specific year we began serving as auditor of the Company.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets:
Real estate:
Land	$4,124,542	$3,984,447
Building and improvements	14,332,700	14,067,824
Real estate	18,457,242	18,052,271
Less: accumulated depreciation and amortization	(3,417,414)	(3,010,699)
Total real estate, net	15,039,828	15,041,572

Investments in and advances to real estate joint ventures	1,091,551	1,006,899
Other investments	107,581	122,015
Cash and cash equivalents	149,829	334,663
Marketable securities	597,732	1,211,739
Accounts and notes receivable, net	304,226	254,677
Deferred charges and prepaid expenses	147,863	144,461
Operating lease right-of-use assets, net	133,733	147,458
Other assets	253,779	195,715
Total assets (1)	$17,826,122	$18,459,199

Liabilities:
Notes payable, net	$6,780,969	$7,027,050
Mortgages payable, net	376,917	448,652
Accounts payable and accrued expenses	207,815	220,308
Dividends payable	5,326	5,366
Operating lease liabilities	113,679	123,779
Other liabilities	601,574	510,382
Total liabilities (2)	8,086,280	8,335,537
Redeemable noncontrolling interests	92,933	13,480

Commitments and contingencies (Footnote 22)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; issued and outstanding (in series) 19,435 and 19,580 shares, respectively; aggregate liquidation preference $485,868 and $489,500, respectively	19	20
Common stock, $.01 par value, authorized 750,000,000 shares; issued and outstanding 618,483,565 and 616,658,593 shares, respectively	6,185	6,167
Paid-in capital	9,618,271	9,591,871
(Cumulative distributions in excess of net income)/retained earnings	(119,548)	299,115
Accumulated other comprehensive income	10,581	2,216

Total stockholders' equity	9,515,508	9,899,389
Noncontrolling interests	131,401	210,793
Total equity	9,646,909	10,110,182
Total liabilities and equity	$17,826,122	$18,459,199

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at December 31, 2022 and December 31, 2021 of $436,605 and $227,858, respectively. See Footnote 17 of the Notes to Consolidated Financial Statements.

(2)

Includes non-recourse liabilities of consolidated VIEs at December 31, 2022 and December 31, 2021 of $199,132 and $153,924, respectively. See Footnote 17 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Revenues from rental properties, net	$1,710,848	$1,349,702	$1,044,888
Management and other fee income	16,836	14,883	13,005
Total revenues	1,727,684	1,364,585	1,057,893

Operating expenses
Rent	(15,811)	(13,773)	(11,270)
Real estate taxes	(224,729)	(181,256)	(157,661)
Operating and maintenance	(290,367)	(222,882)	(174,038)
General and administrative	(119,534)	(104,121)	(93,217)
Impairment charges	(21,958)	(3,597)	(6,624)
Merger charges	-	(50,191)	-
Depreciation and amortization	(505,000)	(395,320)	(288,955)
Total operating expenses	(1,177,399)	(971,140)	(731,765)

Gain on sale of properties	15,179	30,841	6,484

Operating income	565,464	424,286	332,612

Other income/(expense)
Other income, net	28,829	19,810	4,119
(Loss)/gain on marketable securities, net	(315,508)	505,163	594,753
Gain on sale of cost method investment	-	-	190,832
Interest expense	(226,823)	(204,133)	(186,904)
Early extinguishment of debt charges	(7,658)	-	(7,538)
Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	44,304	745,126	927,874

Provision for income taxes, net	(56,654)	(3,380)	(978)
Equity in income of joint ventures, net	109,481	84,778	47,353
Equity in income of other investments, net	17,403	23,172	28,628

Net income	114,534	849,696	1,002,877

Net loss/(income) attributable to noncontrolling interests	11,442	(5,637)	(2,044)

Net income attributable to the Company	125,976	844,059	1,000,833

Preferred dividends	(25,218)	(25,416)	(25,416)

Net income available to the Company's common shareholders	$100,758	$818,643	$975,417

Per common share:
Net income available to the Company's common shareholders:
-Basic	$0.16	$1.61	$2.26
-Diluted	$0.16	$1.60	$2.25

Weighted average shares:
-Basic	615,528	506,248	429,950
-Diluted	617,858	511,385	431,633

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$114,534	$849,696	$1,002,877
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	8,365	2,216	-
Other comprehensive income	8,365	2,216	-

Comprehensive income	122,899	851,912	1,002,877

Comprehensive loss/(income) attributable to noncontrolling interests	11,442	(5,637)	(2,044)

Comprehensive income attributable to the Company	$134,341	$846,275	$1,000,833

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2022, 2021 and 2020

(in thousands)

	(Cumulative Distributions in Excess of Net Income)/ Retained	Accumulated Other Comprehensive	Preferred Stock		Common Stock		Paid-in	Total Stockholders'	Noncontrolling	Total
	Earnings	Income	Issued	Amount	Issued	Amount	Capital	Equity	Interests	Equity
Balance, January 1, 2020	$(904,679)	$-	20	$20	431,815	$4,318	$5,765,233	$4,864,892	$64,015	$4,928,907

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	149	149
Net income	1,000,833	-	-	-	-	-	-	1,000,833	2,044	1,002,877
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,022)	(1,022)
Dividends declared to common and preferred shares	(258,966)	-	-	-	-	-	-	(258,966)	-	(258,966)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,705)	(1,705)
Issuance of common stock	-	-	-	-	944	9	(9)	-	-	-
Surrender of restricted common stock	-	-	-	-	(303)	(3)	(5,392)	(5,395)	-	(5,395)
Exercise of common stock options	-	-	-	-	63	1	980	981	-	981
Amortization of equity awards	-	-	-	-	-	-	22,887	22,887	-	22,887
Acquisition of noncontrolling interests	-	-	-	-	-	-	(19,348)	(19,348)	(1,271)	(20,619)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	-	-	2,160	2,160	-	2,160
Balance, December 31, 2020	(162,812)	-	20	20	432,519	4,325	5,766,511	5,608,044	62,210	5,670,254

Comprehensive income:
Net income	844,059	-	-	-	-	-	-	844,059	5,637	849,696
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	2,216	-	-	-	-	-	2,216	-	2,216
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(751)	(751)
Dividends declared to common and preferred shares	(382,132)	-	-	-	-	-	-	(382,132)	-	(382,132)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(28,707)	(28,707)
Issuance of common stock, net of issuance costs	-	-	-	-	4,958	50	76,879	76,929	-	76,929
Issuance of common stock for merger (1)	-	-	-	-	179,920	1,799	3,736,936	3,738,735	-	3,738,735
Surrender of common stock for taxes	-	-	-	-	(1,127)	(11)	(20,898)	(20,909)	-	(20,909)
Exercise of common stock options	-	-	-	-	316	3	6,057	6,060	-	6,060
Amortization of equity awards	-	-	-	-	-	-	22,543	22,543	-	22,543
Noncontrolling interests assumed from the merger (1)	-	-	-	-	-	-	-	-	177,039	177,039
Redemption/conversion of noncontrolling interests	-	-	-	-	73	1	1,539	1,540	(4,635)	(3,095)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	-	-	2,304	2,304	-	2,304
Balance at December 31, 2021	299,115	2,216	20	20	616,659	6,167	9,591,871	9,899,389	210,793	10,110,182

Contributions from noncontrolling interest	-	-	-	-	-	-	-	-	891	891
Net income/(loss)	125,976	-	-	-	-	-	-	125,976	(11,442)	114,534
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	8,365	-	-	-	-	-	8,365	-	8,365
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,770)	(1,770)
Dividends declared to common and preferred shares	(544,703)	-	-	-	-	-	-	(544,703)	-	(544,703)
Repurchase of preferred stock	64	-	(1)	(1)	-	-	(3,505)	(3,442)	-	(3,442)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(65,232)	(65,232)
Issuance of common stock, net of issuance costs	-	-	-	-	2,162	22	11,259	11,281	-	11,281
Surrender of restricted common stock	-	-	-	-	(616)	(6)	(13,784)	(13,790)	-	(13,790)
Exercise of common stock options	-	-	-	-	206	1	4,231	4,232	-	4,232
Amortization of equity awards	-	-	-	-	-	-	26,602	26,602	-	26,602
Redemption/conversion of noncontrolling interests	-	-	-	-	73	1	1,597	1,598	(1,839)	(241)
Balance at December 31, 2022	$(119,548)	$10,581	19	$19	618,484	$6,185	$9,618,271	$9,515,508	$131,401	$9,646,909

(1)	See Footnotes 1 and 2 of the Notes to Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities:
Net income	$114,534	$849,696	$1,002,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	505,000	395,320	288,955
Impairment charges	21,958	3,597	6,624
Straight-line rental income adjustments, net	(33,794)	(22,627)	5,914
Amortization of above-market and below-market leases, net	(13,591)	(14,843)	(22,515)
Amortization of deferred financing costs and fair value debt adjustments, net	(28,631)	(9,445)	6,312
Early extinguishment of debt charges	7,658	-	7,538
Equity award expense	26,639	23,150	23,685
Gain on sale of properties	(15,179)	(30,841)	(6,484)
Loss/(gain) on marketable securities, net	315,508	(505,163)	(594,753)
Gain on sale of cost method investment	-	-	(190,832)
Equity in income of joint ventures, net	(109,481)	(84,778)	(47,353)
Equity in income from other investments, net	(17,403)	(23,172)	(28,628)
Distributions from joint ventures and other investments	83,553	91,507	149,022
Change in accounts and notes receivable, net	(9,104)	4,548	(6,473)
Change in accounts payable and accrued expenses	37,655	(104,712)	5,576
Change in other operating assets and liabilities, net	(24,208)	46,638	(9,552)
Net cash flow provided by operating activities	861,114	618,875	589,913

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(300,772)	(355,953)	(12,644)
Improvements to operating real estate	(193,710)	(163,699)	(221,278)
Improvements to real estate under development	-	-	(22,358)
Acquisition of Weingarten Realty Investors, net of cash acquired of $56,451	-	(263,973)	-
Investment in marketable securities	(4,003)	-	-
Proceeds from sale of marketable securities	302,504	377	931
Investment in cost method investments	(4,524)	-	-
Proceeds from sale of cost method investment	-	-	227,270
Investments in and advances to real estate joint ventures	(87,301)	(12,571)	(15,882)
Reimbursements of investments in and advances to real estate joint ventures	37,571	47,862	4,499
Investments in and advances to other investments	(17,432)	(67,090)	(15,418)
Reimbursements of investments in and advances to other investments	30,855	64,068	13,435
Investment in mortgage and other financing receivables	(75,063)	(41,897)	(25,000)
Collection of mortgage and other financing receivables	60,306	13,776	177
Proceeds from sale of properties	184,294	302,841	30,545
Proceeds from insurance casualty claims	-	-	2,450
Principal payments from securities held-to-maturity	4,058	-	-
Net cash flow used for investing activities	(63,217)	(476,259)	(33,273)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(157,928)	(229,288)	(158,556)
Principal payments on rental property debt	(9,808)	(10,622)	(10,693)
Proceeds from mortgage loan financings	19,000	-	-
Proceeds from issuance of unsecured term loan	-	-	590,000
Proceeds from issuance of unsecured notes	1,250,000	500,000	900,000
Repayments from the unsecured revolving credit facility, net	-	-	(200,000)
Repayments of unsecured term loan	-	-	(590,000)
Repayments of unsecured notes	(1,449,060)	-	(484,905)
Financing origination costs	(20,326)	(8,197)	(18,040)
Payment of early extinguishment of debt charges	(6,955)	-	(7,538)
Contributions from noncontrolling interests	891	-	149
Redemption/distribution of noncontrolling interests	(67,453)	(34,610)	(23,345)
Dividends paid	(544,740)	(382,132)	(379,874)
Proceeds from issuance of stock, net	15,513	82,989	981
Repurchase of preferred stock	(3,441)	-	-
Shares repurchased for employee tax withholding on equity awards	(13,679)	(20,842)	(5,379)
Change in tenants' security deposits	5,255	1,561	(199)
Net cash flow used for financing activities	(982,731)	(101,141)	(387,399)

Net change in cash, cash equivalents and restricted cash	(184,834)	41,475	169,241
Cash, cash equivalents and restricted cash, beginning of year	334,663	293,188	123,947
Cash, cash equivalents and restricted cash, end of year	$149,829	$334,663	$293,188

Interest paid during the year including payment of early extinguishment of debt charges of $6,955, $0 and $7,538, respectively (net of capitalized interest of $668, $583 and $13,683, respectively)	$257,979	$197,947	$183,558
Income taxes paid during the year (net of refunds received of $0, $0 and $47, respectively)	$11,869	$1,961	$747

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts relating to the number of buildings, square footage, tenant and occupancy data, joint venture debt and average interest rates and terms on joint venture debt are unaudited.

The terms “Kimco,” the “Company” and “our” each refer to Kimco Realty Corporation and its subsidiaries, unless the context indicates otherwise. In statements regarding qualification as a REIT, such terms refer solely to Kimco Realty Corporation.

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

In January 2023, the Company completed its reorganization into an umbrella partnership real estate investment trust “UPREIT”. See Footnote 29 of the Company’s Consolidated Financial Statements for further discussion.

Weingarten Merger

On August 3, 2021, Weingarten Realty Investors (“Weingarten”) merged with and into the Company, with the Company continuing as the surviving public company (the “Merger”), pursuant to the definitive merger agreement (the “Merger Agreement”) between the Company and Weingarten entered into on April 15, 2021. Under the terms of the Merger Agreement, each Weingarten common share was entitled to 1.408 newly issued shares of the Company’s common stock plus $2.20 in cash, subject to certain adjustments specified in the Merger Agreement. During 2021, the Company incurred merger related expenses of $50.2 million associated with the Merger. These charges are primarily comprised of severance, professional fees and legal fees. See Footnote 2 of the Company’s Consolidated Financial Statements for further details.

Economic Conditions

The economy continues to face several issues including the lack of qualified employees, inflation risk, supply chain issues and new COVID-19 variants, which could impact the Company and its tenants. In response to the rising rate of inflation, the Federal Reserve has steadily increased interest rates, and may continue to increase interest rates, until the rate of inflation begins to decrease. These increases in interest rates could adversely impact the business and financial results of the Company and its tenants. In addition, slower economic growth and the potential for a recession could have an adverse effect on the Company and its tenants. This could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties. As a result, the Company could feel pricing pressure on rents that it is able to charge to new or renewing tenants, such that future rents and rent spreads could be negatively impacted. The Company continues to monitor economic, financial, and social conditions and will assess its asset portfolio for any impairment indicators.

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

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its consolidated financial statements (see Footnote 29 of the Notes to Consolidated Financial Statements).

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

When substantially all of the fair value is not concentrated in a group of similar identifiable assets, the set of assets will generally be considered a business and the Company applies the acquisition method of accounting for business combinations, where all tangible and identifiable intangible assets acquired, and all liabilities assumed are recorded at fair value. In a business combination, the difference, if any, between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain.

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

In allocating the purchase price to identified intangible assets and liabilities of acquired properties, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market lease renewal options, to be paid pursuant to the leases and management’s estimate of the market lease rates and other lease provisions (e.g., expense recapture, base rental changes) measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases, which includes the expected renewal option period for below-market leases. Mortgage debt discounts or premiums are amortized into interest expense over the remaining term of the related debt instrument.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Company's policy is to classify real estate assets as held-for-sale if the (i) asset is under contract, (ii) the buyer’s deposit is non-refundable, (iii) due diligence has expired and (iv) management believes it is probable that the disposition will occur within one year. When a real estate asset is identified by management as held-for-sale, the Company ceases depreciation of the asset and estimates the fair value. If the fair value of the asset, less cost to sell, is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, and the asset is included within Other assets on the Company's Consolidated Balance Sheets.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s joint ventures primarily consist of co-investments with institutional and other joint venture partners in open-air shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. The Company, on a limited selective basis, has obtained unsecured financing for certain joint ventures. These unsecured financings may be guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make. As of December 31, 2022, the Company did not guaranty any unsecured joint venture debt.

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

Restricted cash is deposits held or restricted for a specific use. The Company had restricted cash totaling $2.9 million and $9.0 million at December 31, 2022 and 2021, respectively, which is included in Cash and cash equivalents on the Company’s Consolidated Balance Sheets. This includes cash equivalents of $6.5 million that is held as collateral for certain letters of credit at December 31, 2021.

Marketable Securities

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance. In accordance with ASC Topic 825 Financial Instruments: the Company recognizes changes in the fair value of equity investments with readily determinable fair values in net income.

Other Assets

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

The Company applies Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. The Company adopted this standard using the modified retrospective method for all financial assets measured at amortized cost.

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

Tax Incremental Revenue Bonds

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Deferred Leasing Costs

Initial direct leasing costs include commissions paid to third parties, including brokers, leasing and referral agents and internal leasing commissions paid to employees for successful execution of lease agreements. These initial direct leasing costs are capitalized and generally amortized over the term of the related leases using the straight-line method. These direct leasing costs are included in Other assets, on the Company’s Consolidated Balance Sheets and are classified as operating activities on the Company’s Consolidated Statements of Cash Flows.

Internal employee compensation, payroll-related benefits and certain external legal fees are considered indirect costs associated with the execution of lease agreements. These indirect leasing costs are expensed in accordance with ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and included in General and administrative expense on the Company’s Consolidated Statements of Income.

Software Development Costs

Expenditures for major software purchases and software developed for internal use are capitalized and amortized on a straight-line basis generally over a period of three to ten years. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of payroll costs that can be capitalized with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. These software development costs are included in Other assets on the Company’s Consolidated Balance Sheets.

Deferred Financing Costs

Costs incurred in obtaining long-term financing, included in Notes payable, net and Mortgages payable, net in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt agreements, as applicable.

Revenue, Trade Accounts Receivable and Gain Recognition

The Company determines the proper amount of revenue to be recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”), by performing the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of December 31, 2022 and 2021, the Company had no outstanding contract assets or contract liabilities.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Trade Accounts Receivable

The Company reviews its trade accounts receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. The Company evaluates the probability of the collection of the lessee’s total accounts receivable, including the corresponding straight-line rent receivable balance on a lease-by-lease basis. The Company’s analysis of its accounts receivable included (i) customer credit worthiness, (ii) assessment of risk associated with the tenant, and (iii) current economic trends. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the uncollectible receivable balances associated with the lease and will only recognize lease income on a cash basis. The Company includes provision for doubtful accounts in Revenues from rental properties, net, in accordance with Topic 842. Lease income will then be limited to the lesser of (i) the straight-line rental income or (ii) the lease payments that have been collected from the lessee. In addition to the lease-specific collectability assessment performed under Topic 842, the analysis also recognizes a general reserve under ASC Topic 450 Contingencies, as a reduction to Revenues from rental properties, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical and current collection experience and the potential for settlement of arrears. Although the Company estimates uncollectible receivables and provides for them through charges against revenues from rental properties, actual results may differ from those estimates. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance.

Gains/losses on sale of properties

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

Lessee Leases

The Company accounts for its leases in accordance with Topic 842. The Company has right-of-use (“ROU”) assets and lease liabilities on its balance sheet for those leases classified as operating and financing leases where the Company is a lessee. The Company’s leases where it is the lessee primarily consist of ground leases and administrative office leases. The Company classifies leases based on whether the arrangement is effectively a purchase of the underlying asset. Leases that transfer control of the underlying asset to a lessee are classified as finance leases and all other leases as operating leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. In connection with the Merger, the Company acquired two properties under finance leasing arrangements that consists of variable lease payments with a bargain purchase option which are included in Other assets, on the Company’s Consolidated Balance Sheets.

ROU assets and lease liabilities are recognized at the commencement date of the lease and liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. Variable lease payments are excluded from the lease liabilities and corresponding ROU assets, as they are recognized in the period in which the obligation for those payments is incurred. Certain of the Company’s leases have renewal options for which the Company assesses whether it is reasonably certain the Company will exercise these renewal options. Lease payments associated with renewal options that the Company is reasonably certain will be exercised are included in the measurement of the lease liabilities and corresponding ROU assets. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applied adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets. Rental expense for lease payments is recognized on a straight-line basis over the lease term. See Footnote 11 to the Company’s Consolidated Financial Statements for further details.

Income Taxes

The Company elected to qualify as a REIT for federal income tax purposes commencing with its taxable year January 1, 1992 and operates in a manner that enables the Company to qualify and maintain its status as a REIT. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code. The Company will be subject to federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income, including any net capital gains. Most states, in which the Company holds investments in real estate, conform to the federal rules recognizing REITs.

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

Contingently redeemable noncontrolling interests are recorded at fair value upon issuance. Any change in the fair value or redemption value of these noncontrolling interests is subsequently recognized through Paid-in capital on the Company’s Consolidated Balance Sheets and is included in the Company’s computation of earnings per share (see Footnote 28 of the Notes to the Consolidated Financial Statements).

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

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share-based payments to employees be recognized in the Statements of Income over the service period based on their fair values. Fair value of performance awards is determined using the Monte Carlo method, which is intended to estimate the fair value of the awards at the grant date (see Footnote 23 of the Notes to Consolidated Financial Statements for additional disclosure on the assumptions and methodology).

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. For comparative purposes, the Company reclassified $5.7 million of land held for development from Real estate under development to Land on the Company’s Consolidated Balance Sheets at December 31, 2021. For comparative purposes, for the years ended  December 31, 2021 and 2020, the Company reclassified cash flows (used for)/provided by on the Company’s Consolidated Statements of Cash Flows as follows (in millions):

	2021	2020
Operating activities:
Straight-line rental income adjustments, net	$(22.6)	$5.9
Amortization of amortization of above-market and below-market leases, net	$(14.8)	$(22.5)
Amortization of deferred financing costs and fair value debt adjustments, net	$(9.4)	$6.3
Change in accounts and notes receivable, net	$22.6	$(5.9)
Change in other operating assets and liabilities, net	$24.2	$16.2
Financing activities:
Change in other financing liabilities	$-	$5.6
Shares repurchased for employee tax withholdings on equity awards	$-	$(5.4)
Change in tenant’s security deposits	$-	$(0.2)

New Accounting Pronouncements

The following table represents ASUs to the FASB’s ASCs that, as of December 31, 2022, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

The amendments in this ASU require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination rather than at fair value on the acquisition date required by Topic 805.

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

		January 1, 2022	The adoption of this ASU did not impact the Company’s financial position and/or results of operations.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ASU 2022-06, Deferral of the Sunset Date of Topic 848	In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur.

In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which defers the sunset date of ASU 2020-04 to December 31, 2024. ASU 2022-06 is effective immediately for all companies.

March 2020 through December 31, 2024	ASU 2020-04 did not have a material impact on the Company’s financial position and/or results of operations.

ASU 2022-06 had no impact on the Company's consolidated financial statements for the year ended December 31, 2022.

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

* Amount includes additional consideration of $39.3 million relating to reimbursements paid by the Company to Weingarten at the closing of the Merger for transaction costs incurred by Weingarten.

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

The fair value of the real estate assets acquired were determined using either (i) a direct capitalization method, (ii) a discounted cash flow analysis or (iii) estimated sales prices from signed contracts or letters of intent from third party offers. Market data and comparable sales information were used in estimating the fair value of the land acquired. The Company determined that these valuation methodologies are classified within Level 3 of the fair value hierarchy. The assumptions and estimates included in these methodologies include stabilized net operating income, future income growth, capitalization rates, discount rates, capital expenditures, and cash flow projections at the respective properties. Under the direct capitalization method, the Company derived a normalized net operating income and applied a current market capitalization rate for each property. The estimates of normalized net operating income are based on a number of factors, including historical operating results, known trends, fair market lease rates and market/economic conditions. Capitalization rates utilized to derive these fair values ranged from 4.50% to 9.50%.

The discounted cash flow analyses were based on estimated future cash flow projections that utilize discount rates, terminal capitalization rates and planned capital expenditures. These estimates approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flow projections are based on a number of factors, including historical operating results, estimated growth rates, known and anticipated trends, fair market lease rates and market/economic conditions. Capitalization and discount rates utilized to derive the fair values ranged from 6.00% to 8.25% and 6.75% to 9.00%, respectively.

The Company allocated the purchase price of the acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. The fair value of any tangible real estate assets acquired is determined by valuing the building as if it were vacant, and the fair value is then allocated to land, buildings and improvements.   The Company values above and below-market lease intangibles based on estimates of market rent compared to contractual rents over expected lease terms using an appropriate discount rate. In-place leases are valued based on the costs to obtain new leases and an estimate of lost revenues and expenses over an anticipated lease up term. The Company determined that this valuation methodology is classified within Level 2 and Level 3 of the fair value hierarchy.

The Company determined the fair value of unsecured debt assumed using current market-based pricing and interest rate yields for similar debt instruments. The Company determined the fair value of secured debt assumed by calculating the net present value of the scheduled debt service payments using current market-based terms for interest rates for debt with similar terms that the Company believes it could obtain on similar structures and maturities. For the fair value of secured debt assumed, weighted average credit spreads utilized were 3.33% and London Inter-bank Offered Rate (“LIBOR”) + 2.14% for the fixed and floating rate debt, respectively. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining term of the loan. Finance lease obligations assumed are measured at fair value and are included as a liability on the accompanying balance sheet and the Company recorded the corresponding right-of-use assets. The Company determined that the valuation methodology used for its unsecured debt is classified within Level 2 of the fair value hierarchy and the valuation methodology used for its secured debt is classified within Level 3 of the fair value hierarchy.

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

Pro forma Information (Unaudited)

The pro forma financial information set forth below is based upon the Company’s historical Consolidated Statements of Income for the years ended December 31, 2021 and 2020, adjusted to give effect as if the Merger occurred as of January 1, 2020. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods. (Amounts presented in millions).

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

3.   Real Estate:

The Company’s components of Real estate, net consist of the following (in thousands):

	December 31,
	2022	2021
Land:
Developed land	$4,102,542	$3,962,447
Undeveloped land	16,328	16,328
Land held for development	5,672	5,672
Total land	4,124,542	3,984,447
Buildings and improvements:
Buildings	10,158,588	10,042,225
Building improvements	2,080,437	1,999,319
Tenant improvements	1,046,969	987,216
Fixtures and leasehold improvements	36,627	31,421
Above-market leases	170,211	166,840
In-place leases	839,868	840,803
Total buildings and improvements	14,332,700	14,067,824
Real estate	18,457,242	18,052,271
Accumulated depreciation and amortization (1)	(3,417,414)	(3,010,699)
Total real estate, net	$15,039,828	$15,041,572

(1)	At December 31, 2022 and 2021, the Company had accumulated amortization relating to in-place leases and above-market leases aggregating $671,794 and $569,648, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In addition, at December 31, 2022 and 2021, the Company had intangible liabilities relating to below-market leases from property acquisitions of $330.9 million and $336.6 million, respectively, net of accumulated amortization of $242.4 million and $227.5 million, respectively. These amounts are included in the caption Other liabilities on the Company’s Consolidated Balance Sheets.

The Company’s amortization associated with above-market and below-market leases for the years ended December 31, 2022, 2021 and 2020 resulted in net increases to revenue of $13.6 million, $14.8 million and $22.5 million, respectively. The Company’s amortization expense associated with in-place leases, which is included in depreciation and amortization, for the years ended December 31, 2022, 2021 and 2020 was $118.1 million, $80.1 million and $26.3 million, respectively.

The estimated net amortization income/(expense) associated with the Company’s above-market and below-market leases and in-place leases for the next five years are as follows (in millions):

	2023	2024	2025	2026	2027
Above-market and below-market leases amortization, net	$11.0	$12.8	$13.2	$14.0	$13.5
In-place leases amortization	$(83.5)	$(56.5)	$(39.6)	$(28.1)	$(21.0)

4.   Property Acquisitions:

Acquisition/Consolidation of Operating Properties

During the year ended December 31, 2022, the Company acquired the following operating properties, through direct asset purchases (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Other	Total	GLA*
Rancho San Marcos Parcel	San Marcos, CA	Jan-22	$2,407	$-	$-	$2,407	6
Columbia Crossing Parcel	Columbia, MD	Feb-22	16,239	-	-	16,239	60
Oak Forest Parcel	Houston, TX	Jun-22	3,846	-	-	3,846	4
Devon Village (1)	Devon, PA	Jun-22	733	-	-	733	-
Fishtown Crossing	Philadelphia, PA	Jul-22	39,291	-	-	39,291	133
Carman’s Plaza	Massapequa, NY	Jul-22	51,423	-	-	51,423	195
Pike Center (1)	Rockville, MD	Jul-22	21,850	-	-	21,850	-
Baybrook Gateway (1)	Webster, TX	Oct-22	2,978	-	-	2,978	-
Portfolio (8 Properties) (2)	Long Island, NY	Nov-22	152,078	88,792	135,663	376,533	536
Gordon Plaza (1)	Woodbridge, VA	Nov-22	5,573	-	-	5,573	-
The Gardens at Great Neck (1)	Great Neck, NY	Dec-22	4,019	-	-	4,019	-
			$300,437	$88,792	$135,633	$524,892	934

* Gross leasable area ("GLA")

(1)	Land parcel
(2)

Other consists of redeemable noncontrolling interest of $79.7 million and an embedded derivative liability associated with put and call options of these units of $56.0 million. See Footnotes 15 and 16 of the Company’s Consolidated Financial Statements for additional discussion regarding fair value allocation to unitholders for noncontrolling interests.

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

			Purchase Price
Property Name	Location	Month Acquired/ Consolidated	Cash	Debt	Other	Total	GLA
Distribution Center #1 (1)	Lancaster, CA	Jan-21	$58,723	$-	$11,277	$70,000	927
Distribution Center #2 (1)	Woodland, CA	Jan-21	27,589	-	6,411	34,000	508
Jamestown Portfolio (6 properties) (2)	Various	Oct-21	172,899	170,000	87,094	429,993	1,226
KimPru Portfolio (2 properties) (2)	Various	Oct-21	61,705	64,169	15,212	141,086	478
Columbia Crossing Parcel	Columbia, MD	Oct-21	12,600	-	-	12,600	45
Centro Arlington (2)	Arlington, VA	Nov-21	24,178	-	184,850	209,028	72
			$357,694	$234,169	$304,844	$896,707	3,256

(1)

Other consists of the fair value of the assets acquired which exceeded the purchase price upon closing. The transaction was a sale-leaseback with the seller which resulted in the recognition of a prepayment of rent of $17.7 million in accordance with ASC 842, Leases at closing. The prepayment of rent was amortized over the initial term of the lease through Revenues from rental properties, net on the Company's Consolidated Statements of Income. See Footnote 16 of the Company’s Consolidated Financial Statements for additional discussion regarding fair value allocation of partnership interest for noncontrolling interests.

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

Included in the Company’s Consolidated Statements of Income are $9.1 million and $10.3 million in total revenues from the date of acquisition through December 31, 2022 and 2021, respectively, for operating properties acquired during each of the respective years.

Purchase Price Allocations

The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocations for properties acquired/consolidated during the years ended December 31, 2022 and 2021, are as follows (in thousands):

	Allocation as of December 31, 2022	Weighted- Average Useful Life (in Years)	Allocation as of December 31, 2021	Weighted- Average Useful Life (in Years)
Land	$207,067	n/a	$154,320	n/a
Buildings	271,525	50.0	679,646	50.0
Building improvements	13,273	45.0	18,476	45.0
Tenant improvements	11,689	7.9	16,391	8.5
Solar panels	2,308	20.0	-	n/a
In-place leases	28,405	6.9	48,648	9.1
Above-market leases	8,408	8.3	6,581	6.5
Below-market leases	(24,069)	16.1	(39,712)	38.9
Mortgage fair value adjustment	9,430	6.5	-	n/a
Other assets	-	n/a	21,331	n/a
Other liabilities	(3,144)	n/a	(8,974)	n/a
Net assets acquired/consolidated	$524,892		$896,707

5.    Dispositions of Real Estate:

The table below summarizes the Company’s disposition activity relating to operating properties and parcels, in separate transactions (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Aggregate sales price/gross fair value (1)	$191.1	$612.4	$31.8
Gain on sale of properties (1) (2)	$15.2	$30.8	$6.5
Number of operating properties sold/deconsolidated (1)	9	13	3
Number of parcels sold	13	10	4

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

(2)

For the years ended December 31, 2022 and 2021 amounts are before noncontrolling interests of $1.7 million and $3.0 million, respectively and taxes of  $1.2 million and $2.2 million, respectively, after utilization of net operating loss carryforwards.

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

The Company has a capital recycling program which provides for the disposition of certain properties, typically of lesser quality assets in less desirable locations. The Company adjusted the anticipated hold period for these properties and as a result the Company recognized impairment charges on certain operating properties (see Footnote 18 of the Notes to Consolidated Financial Statements for fair value disclosure).

The Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions and/or the property hold period resulted in the Company recognizing impairment charges for the years ended December 31, 2022, 2021 and 2020 as follows (in millions):

	2022	2021	2020
Properties marketed for sale (1)	$21.6	$2.7	$5.5
Properties disposed/deeded in lieu/foreclosed	-	-	1.1
Other impairments	0.4	0.9	-
Total impairment charges	$22.0	$3.6	$6.6

(1)

Amounts relate to adjustments to property carrying values for properties which the Company has marketed for sale and as such has adjusted the anticipated hold periods for such properties. During 2022, the Company recognized impairment charges of $19.2 million, before noncontrolling interests of $16.0 million, related to five properties. The Company’s estimated fair values of these assets were primarily based upon sales prices from signed contracts, which were less than the carrying value of the assets.

The Company also recognized its share of impairment charges related to certain properties within various unconsolidated joint ventures in which the Company holds noncontrolling interests. The Company’s share of these impairment charges were $4.6 million, $2.9 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income. (see Footnote 7 of the Notes to Consolidated Financial Statements).

7.    Investment in and Advances to Real Estate Joint Ventures:

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at December 31, 2022 and 2021 (in millions, except number of properties):

	Noncontrolling	The Company's Investment
	Ownership Interest	As of December 31,
Joint Venture	As of December 31, 2022	2022	2021
Prudential Investment Program	15.0%	$153.6	$163.0
Kimco Income Opportunity Portfolio (“KIR”) (1)	52.1%	281.5	186.0
Canada Pension Plan Investment Board (“CPP”)	55.0%	190.8	165.1
Other Institutional Joint Ventures (2)	Various	256.8	281.8
Other Joint Venture Programs	Various	208.9	211.0
Total*		$1,091.6	$1,006.9

* Representing 111 property interests and 22.4 million square feet of GLA, as of December 31, 2022, and 120 property interests and 24.7 million square feet of GLA, as of December 31, 2021.

(1)

During 2022, the Company purchased additional ownership interests for $55.1 million, including the General Partner’s ownership interest from Milton Cooper, Executive Chairman of the Board of Directors of the Company, for $0.1 million. There was no change in control as a result of these transactions.

(2)

During 2021, the Company entered into a new joint venture with BREIT in which it contributed six properties for a gross sales price of $425.8 million. See Footnote 5 of the Notes to Consolidated Financial Statements for the operating properties disposed of by the Company.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below presents the Company’s share of net income for these investments which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2022	2021	2020
Prudential Investment Program (1)	$9.6	$17.5	$9.0
KIR	70.3	36.9	30.5
CPP	10.6	9.2	5.6
Other Institutional Joint Ventures	7.0	1.7	-
Other Joint Venture Programs	12.0	19.5	2.3
Total	$109.5	$84.8	$47.4

(1)	During 2022, the Prudential Investment Program recognized an impairment charge on a property of $15.1 million, of which the Company’s share was $2.3 million.

During 2022, certain of the Company’s real estate joint ventures disposed of nine properties and two parcels, in separate transactions, for an aggregate sales price of $349.1 million. These transactions resulted in an aggregate net gain to the Company of $39.3 million for the year ended December 31, 2022.

During 2021, certain of the Company’s real estate joint ventures disposed of four properties and one parcel, in separate transactions, for an aggregate sales price of $88.9 million. These transactions resulted in an aggregate net gain to the Company of $9.9 million for the year ended December 31, 2021.

In connection with the Merger, the Company acquired ownership in nine unconsolidated joint ventures, which had a fair market value of $586.2 million at the time of Merger. These joint ventures represented 30 property interests and 4.4 million square feet of GLA.

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

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2022 and 2021 (dollars in millions):

	December 31, 2022			December 31, 2021
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$380.1	5.20%	33.1	$426.9	2.02%	45.6
KIR	297.9	5.46%	47.2	492.6	2.55%	27.9
CPP	83.1	6.14%	43.0	84.2	1.85%	55.0
Other Institutional Joint Ventures	233.5	4.30%	47.7	232.9	1.65%	59.7
Other Joint Venture Programs	388.8	4.10%	71.8	402.1	3.58%	83.0
Total	$1,383.4			$1,638.7

* Average remaining term includes extensions

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of the date of the Merger, the Company acquired ownership in nine unconsolidated joint ventures, which had an aggregate of $191.5 million of secured debt (including a fair market value adjustment of $0.8 million).

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated investments, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any unconsolidated subsidiaries are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (unconsolidated subsidiaries in which the Company owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information of unconsolidated subsidiaries in an annual report if any of the three tests exceeds 10%, and summarized financial information in a quarterly report if any of the three tests exceeds 20% pursuant to Rule 10-01(b)(1) of Regulation S-X.

As of December 31, 2022, the Company held an unconsolidated investment in KIR which the Company determined was significant under the income test and requires summarized financial information under Rule 4-08(g) of Regulation S-X.  The Company holds a 52.1% noncontrolling limited partnership interest in KIR and has a master management agreement whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. The following table shows summarized unaudited financial information for KIR, as follows (in millions):

	December 31,
	2022	2021
Assets:
Real estate, net	$668.7	$769.4
Other assets, net	72.4	68.2
Total Assets	$741.1	$837.6
Liabilities and Members’ Capital:
Notes payable, net	$272.9	$258.8
Mortgages payable, net	25.0	233.7
Other liabilities	13.9	16.2
Members’ capital	429.3	328.9
Total Liabilities and Members’ Capital	$741.1	$837.6

	Year Ended December 31,
	2022	2021	2020
Revenues, net	$182.5	$186.6	$173.9
Operating expenses	(48.2)	(51.3)	(49.5)
Depreciation and amortization	(39.4)	(40.3)	(36.9)
Gain on sale of properties	76.2	-	-
Interest expense	(15.5)	(18.1)	(23.8)
Other expense, net	(1.2)	(2.1)	(1.6)
Net income	$154.4	$74.8	$62.1

Summarized financial information for the Company’s investment in and advances to all other real estate joint ventures is as follows (in millions):

	December 31,
	2022	2021
Assets:
Real estate, net	$3,440.1	$3,619.4
Other assets, net	208.4	193.8
Total Assets	$3,648.5	$3,813.2

Liabilities and Members’ Capital:
Notes payable, net	$159.5	$199.0
Mortgages payable, net	925.9	947.2
Other liabilities	78.8	73.8
Noncontrolling interests	33.5	32.6
Members’ capital	2,450.8	2,560.6
Total Liabilities and Members’ Capital	$3,648.5	$3,813.2

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2022	2021	2020
Revenues, net	$395.2	$340.3	$282.4
Operating expenses	(126.9)	(111.7)	(101.9)
Impairment charges	(21.1)	(23.5)	(4.4)
Depreciation and amortization	(119.0)	(97.2)	(75.0)
Gain on sale of properties	24.7	61.5	0.2
Interest expense	(38.6)	(27.6)	(31.2)
Other expense, net	(6.2)	(0.9)	(10.8)
Net income	$108.1	$140.9	$59.3

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include investments in certain real estate joint ventures totaling $5.3 million and $4.8 million at December 31, 2022 and 2021, respectively. The Company has varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. Generally, such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE. As of December 31, 2022 and 2021, the Company’s carrying value in these investments was $1.1 billion and $1.0 billion, respectively.

8.    Other Investments:

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of December 31, 2022, the Company’s net investment under the Preferred Equity program was $69.4 million relating to 12 properties. As of December 31, 2021, the Company’s net investment under the Preferred Equity program was $98.7 million relating to 39 properties. During 2022 and 2021, the Company recognized equity in income of $16.9 million and $21.4 million from its preferred equity investments, respectively.

During 2021, the Company invested $60.7 million in four new investments, including a preferred equity investment of $54.9 million in a property located in San Antonio, TX.

As of December 31, 2022, these preferred equity investment properties had non-recourse mortgage loans aggregating $232.8 million. These loans have scheduled maturities ranging from less than one year to 1.5 years and bear interest at rates ranging from 4.19% to Secured Overnight Financing Rate ("SOFR") plus 265 basis points (6.78% as of December 31, 2022). Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

9.    Marketable Securities:

The amortized cost and unrealized gains, net of marketable securities as of December 31, 2022 and 2021, are as follows (in thousands):

	As of December 31, 2022	As of December 31, 2021
Marketable securities:
Amortized cost	$87,411	$114,159
Unrealized gains, net	510,321	1,097,580
Total fair value	$597,732	$1,211,739

The Company’s net gains/(losses) on marketable securities and dividend income for the years ended December 31, 2022, 2021 and 2020, is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
(Loss)/gain on marketable securities, net	$(315,508)	$505,163	$594,753
Dividend income (included in Other income, net)	18,002	16,958	4,096

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Albertsons Companies, Inc. (“ACI”) –

In October 2022, the Company sold 11.5 million shares of ACI held by the Company, generating net proceeds of $301.1 million. For tax purposes, the Company recognized a long-term capital gain of $251.5 million.  The Company elected to retain the proceeds for this stock sale for general corporate purposes and pay corporate taxes of $57.2 million on the taxable gain. As of December 31, 2022, the Company holds 28.3 million shares of ACI, which had a value of $587.7 million, which are subject to certain contractual lock-up provisions that expire in May 2023.

On October 13, 2022, The Kroger Co. (“Kroger”) and ACI entered into a definitive merger agreement (“ACI Merger”), with Kroger continuing as the surviving public company. The ACI Merger is subject to numerous regulatory approvals and customary closing conditions. Separate from the ACI Merger, on October 13, 2022, ACI declared a special cash dividend of $6.85 per share to ACI shareholders of record as of the close of business on October 24, 2022 and was scheduled to be paid on November 7, 2022.

On November 3, 2022, the Superior Court of King County in the State of Washington issued an order temporarily restraining the payment of the special dividend in the case State of Washington v. Albertsons Companies, Inc. et al., until a hearing on a motion for a preliminary injunction could be held. On December 9, 2022, the Superior Court denied the motion for a preliminary injunction but extended the temporary restraining order for the Attorney General for the State of Washington to appeal to the Supreme Court of the State of Washington. Due to the contingency resulting from this unresolved litigation at December 31, 2022, the Company did not recognize its share of the special dividend for the year ended December 31, 2022.

On January 17, 2023, the Supreme Court of the State of Washington denied a motion by the Attorney General of the State of Washington to hear an appeal from the Superior Court’s denial to enjoin the Company from paying the Special Dividend. As a result of the decision by the Supreme Court of the State of Washington, the temporary restraining order preventing payment of the special dividend had also been lifted. On January 20, 2023, ACI distributed the special dividend to holders of record as of October 24, 2022. The Company received its share of the special dividend payment of $194.1 million during January 2023, and will recognize this income during the three months ending  March 31, 2023.

10.  Accounts and Notes Receivable

The components of Accounts and notes receivable, net of potentially uncollectible amounts as of December 31, 2022 and 2021, are as follows (in thousands):

	As of December 31, 2022	As of December 31, 2021
Billed tenant receivables	$33,801	$20,970
Unbilled common area maintenance, insurance and tax reimbursements	56,001	55,283
Deferred rent receivables	1,905	5,029
Defined benefit plan receivable	14,421	6,658
Other receivables	8,361	9,067
Straight-line rent receivables	189,737	157,670
Total accounts and notes receivable, net	$304,226	$254,677

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The disaggregation of the Company’s lease income, which is included in Revenue from rental properties, net on the Company’s Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the years ended December 31, 2022, 2021 and 2020, is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease income:
Fixed lease income (1)	$1,353,024	$1,045,888	$871,151
Variable lease income (2)	339,722	264,040	232,272
Above-market and below-market leases amortization, net	13,591	14,843	22,515
Adjustments for potentially uncollectible revenues and disputed amounts (3)	4,511	24,931	(81,050)
Total lease income	$1,710,848	$1,349,702	$1,044,888

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)	The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts.

Base rental revenues and fixed-rate expense reimbursements from rental properties are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis for the years ended December 31, 2022, 2021 and 2020 was $33.8 million, $22.6 million and ($5.9) million, respectively.

The Company is primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2121. The Company, in turn, leases premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from five to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels and percentage rents comprised 98% of total revenues from rental properties for each of the three years ended December 31, 2022, 2021 and 2020.

The minimum revenues expected to be received by the Company from rental properties under the terms of all non-cancelable tenant leases for future years, assuming no new or renegotiated leases are executed for such premises, are as follows (in millions):

	2023	2024	2025	2026	2027	Thereafter
Minimum revenues	$1,239.4	$1,130.8	$989.9	$840.5	$674.4	$2,862.3

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from one to 63 years, some of which include options to extend the terms for up to an additional 75 years.

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

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating and finance leases as of December 31, 2022 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	24.4	1.0
Weighted-average discount rate	6.62%	4.44%

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease cost:
Finance lease cost	$1,294	$569	$-
Operating lease cost	12,994	11,637	10,371
Variable lease cost	4,143	3,972	2,852
Total lease cost	$18,431	$16,178	$13,223

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating and financing lease liabilities (in thousands):

Year Ending December 31,
	Operating Leases	Financing Leases (1)
2023	$12,410	$22,987
2024	11,582	-
2025	11,067	-
2026	10,402	-
2027	10,118	-
Thereafter	188,952	-
Total minimum lease payments	$244,531	$22,987

Less imputed interest	(130,852)	(962)
Total lease liabilities (2)	$113,679	$22,025

(1)	Includes bargain purchase options exercisable in 2023 related to two properties.
(2)	Operating lease liabilities are included in Operating lease liabilities and financing lease liabilities are included in Other liabilities on the Company’s Consolidated Balance Sheets.

12.  Other Assets:

Assets Held-For-Sale

At December 31, 2022, the Company had three properties classified as held-for-sale at a net carrying amount of $56.3 million.

Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2022, see Financial Statement Schedule IV included in this annual report on Form 10-K.

The following table reconciles mortgage loans and other financing receivables from January 1, 2020 to December 31, 2022 (in thousands):

	2022	2021	2020
Balance at January 1,	$73,102	$32,246	$7,829
Additions:
New mortgage and other loans (1)	75,063	55,307	25,500
Deductions:
Loan repayments (2)	(60,211)	(13,646)	(25)
Collections of principal	(95)	(130)	(152)
Allowance for credit losses	(500)	(370)	(906)
Other adjustments	-	(305)	-
Balance at December 31,	$87,359	$73,102	$32,246

(1)	During 2021, the Company acquired $13.4 million of mortgage loan receivables in connection with the Merger.
(2)

During 2022, the Company recognized $4.0 million of profit participation related to the repayment of a mortgage loan, which is included in Other income, net on the Company’s Consolidated Statements of Income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company reviews payment status to identify performing versus non-performing loans. As of December 31, 2022, the Company had a total of 11 loans, all of which are performing.

Software Development Costs

As of December 31, 2022 and 2021, the Company had unamortized software development costs of $18.4 million, respectively.  The Company expensed $3.5 million, $3.1 million and $3.2 million in amortization of software development costs during the years ended December 31, 2022, 2021 and 2020, respectively.

13.  Notes Payable:

As of December 31, 2022 and 2021 the Company’s Notes payable, net consisted of the following (dollars in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,						Maturity Date at
	2022	2021	2022			2021			December 31, 2022
Senior unsecured notes	$6,803.0	$7,002.1	1.90%	-	6.88%	1.90%	-	6.88%	Jan-2024 – Oct-2049
Credit facility (1)	-	-		n/a			n/a		Mar-2024
Fair value debt adjustments, net	44.4	81.0		n/a			n/a		n/a
Deferred financing costs, net (2)	(66.4)	(56.0)		n/a			n/a		n/a
	$6,781.0	$7,027.1		3.45%*			3.35%*

* Weighted-average interest rate

(1)	Accrues interest at a rate of Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), as defined, plus 0.755% and LIBOR plus 0.765% as of December 31, 2022 and 2021, respectively.
(2)

As of December 31, 2022 and 2021, the Company had $2.5 million and $4.0 million of deferred financing costs, net related to the Credit Facility that are included in Other assets on the Company’s Consolidated Balance Sheets, respectively.

During the years ended December 31, 2022 and 2021, the Company issued the following senior unsecured notes (dollars in millions):

Date Issued	Amount Issued	Interest Rate	Maturity Date
Aug-22	$650.0	4.600%	Feb-33
Feb-22	$600.0	3.200%	Apr-32
Sept-21	$500.0	2.25%	Dec-31

During the year ended December 31, 2022, the Company repaid the following senior unsecured notes (dollars in millions):

Date Paid	Amount Repaid	Interest Rate	Maturity Date
Sep-22 (1)	$299.7	3.500%	Apr-23
Sep-22 (1) (2)	$350.0	3.125%	Jun-23
Sep-22 (1) (2)	$299.4	3.375%	Oct-22
Mar-22 (3)	$500.0	3.400%	Nov-22

(1)	There was no prepayment charge associated with this early repayment.
(2)	Includes partial repayments during May and June 2022.
(3)

The Company incurred a prepayment charge of $6.5 million and $0.7 million in write-off of deferred financing costs resulting from this early repayment, which are included in Early extinguishment of debt charges on the Company’s Consolidated Statements of Income.

In connection with the Merger, the Company assumed senior unsecured notes aggregating $1.5 billion (including fair market value adjustment of $95.6 million), which had scheduled maturity dates ranging from October 2022 to August 2028 and accrue interest at rates ranging from 3.25% to 6.88% per annum. The senior unsecured notes assumed during the Merger have covenants that are similar to the Company’s existing debt covenants for its senior unsecured notes.

The scheduled maturities of all notes payable, excluding unamortized fair value debt adjustments of $44.4 million and unamortized debt issuance costs of $66.4 million, as of December 31, 2022, were as follows (in millions):

	2023	2024	2025	2026	2027	Thereafter	Total
Principal payments	$-	$646.2	$740.5	$773.0	$433.7	$4,209.6	$6,803.0

The Company’s supplemental indentures governing its Senior Unsecured Notes contain covenants whereby the Company is subject to maintaining (a) certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, (b) certain debt service ratios and (c) certain asset to debt ratios. In addition, the Company is restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined therein, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations. The Company was in compliance with all of the covenants as of December 31, 2022.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Interest on the Company’s fixed-rate Senior Unsecured Notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

Credit Facility

The Company had a $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks which was set to expire in March 2024, with two additional six month options to extend the maturity date, at the Company's discretion, to March 2025. The Credit Facility was a green credit facility tied to sustainability metric targets, as described in the agreement. In July 2022, the Company amended the Credit Facility to (i) replace LIBOR borrowings with SOFR borrowings, (ii) supplement the sustainability grid with an additional one basis point reduction of applicable margin if certain criteria as defined in the Credit Facility are met, (iii) add a leverage metric test which, if met, reduces the applicable margin by five basis points and (iv) obtain pre-approval of a possible organizational conversion to an UPREIT structure. The Company achieved such targets, which effectively reduced the rate on the Credit Facility by one basis point. The Credit Facility, accrued interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 75.5 basis points (5.21% as of December 31, 2022), and can be increased to $2.75 billion through an accordion feature. Pursuant to the terms of the Credit Facility, the Company, among other things, was subject to covenants requiring the maintenance of (i) maximum indebtedness ratios and (ii) minimum interest and fixed charge coverage ratios. As of December 31, 2022, the Credit Facility had no outstanding balance and appropriations for letters of credit of $1.2 million.

In February 2023, the Company closed on a new $2.0 billion unsecured revolving credit facility (the “New Credit Facility”) with a group of banks, which is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028.  The New Credit Facility could be increased to $2.75 billion through an accordion feature.  The New Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The New Credit Facility replaces the Company’s Credit Facility discussed above, that was scheduled to mature in March 2024.  The New Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the New Credit Facility, plus 77.5 basis points and fluctuates in accordance with the Company’s credit ratings, which can be further adjusted upward or downward by 0.04% based on the sustainability metric targets, as defined in the agreement.  The Company achieved certain sustainability metric targets, which effectively reduced the rate on the New Credit Facility by two basis points. Pursuant to the terms of the New Credit Facility, the Company continues to be subject to the same covenants under the Credit Facility. For a full description of the New Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 23, 2023, filed as Exhibit 10.20 to this Annual Report on Form 10-K.

14.  Mortgages Payable:

Mortgages, collateralized by certain shopping center properties (see Financial Statement Schedule III included in this annual report on Form 10-K), are generally due in monthly installments of principal and/or interest.

As of December 31, 2022 and 2021, the Company’s Mortgages payable, net consisted of the following (dollars in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,						Maturity Date at
	2022	2021	2022			2021			December 31, 2022
Mortgages payable	$379.3	$439.2	3.23%	-	7.23%	3.23%	-	7.23%	May-2023 – Jun-2031
Fair value debt adjustments, net	(0.7)	10.8		n/a			n/a		n/a
Deferred financing costs, net	(1.7)	(1.3)		n/a			n/a		n/a
	$376.9	$448.7		4.16%*			4.12%*

* Weighted-average interest rate

During 2022, the Company (i) assumed $79.4 million of mortgage debt (including fair market value adjustment of $9.4 million) encumbering six operating properties acquired in 2022, (ii) obtained a $19.0 million mortgage relating to a consolidated joint venture operating property and (iii) repaid $158.4 million of mortgage debt (including fair market value adjustment of $0.5 million) that encumbered 11 operating properties.

During 2021, the Company (i) assumed $234.1 million of individual non-recourse mortgage debt through the consolidation of nine operating properties, (ii) repaid $230.5 million of mortgage debt (including fair market value adjustment of $1.2 million) that encumbered 28 operating properties and (iii) deconsolidated $170.0 million of individual non-recourse mortgage debt relating to six operating properties, for which the Company no longer holds a controlling interest.

In addition, in connection with the Merger, the Company assumed mortgage debt of $317.7 million (including fair market value adjustment of $11.0 million) that encumbered 16 operating properties, which had scheduled maturity dates ranging from April 2022 to August 2038 and accrued interest at rates ranging from 3.50% to 6.95% per annum.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of $0.7 million and unamortized debt issuance costs of $1.7 million, as of December 31, 2022, were as follows (in millions):

	2023	2024	2025	2026	2027	Thereafter	Total
Principal payments	$23.4	$21.5	$73.0	$7.4	$39.0	$215.0	$379.3

15. Other Liabilities

Embedded Derivative Liability

The Company evaluates its financial instruments, including equity-linked financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in each reporting period as a component of “Other income/(loss), net” on our accompanying Consolidated Statements of Income. The classification of freestanding derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

During the year ended December 31, 2022, the Company entered into an agreement to purchase a portfolio of eight properties for a sales price of $376.5 million, which were encumbered by $88.8 million of mortgage debt.  The Company paid cash of $152.1 million and issued 6,104,831 preferred units (“Preferred Outside Partner Units”) and 678,306 common units (“Common Outside Partner Units”) with a value of $135.7 million to the sellers (collectively, the "Outside Partner Units").

The transaction includes a call option for the Company to purchase the Outside Partner’s Unit interests 10 years from the anniversary date of the agreement. The holders of the Outside Partner Units have a put option that would require the Company to purchase (i) 50% the holder’s ownership interest after the first anniversary date, (ii) an additional 25% after the second anniversary date and (iii) the balance of the units after the third anniversary date.  The put and call options cannot be separated from the noncontrolling interest. The noncontrolling interests associated with these units are classified in mezzanine equity as redeemable noncontrolling interests as a result of the put right available to the unit holders in the future, an event that is not solely in the Company’s control.

This arrangement included an embedded derivative which required separate accounting. The initial value of the embedded derivative was a liability of $56.0 million at the date of purchase. The Company estimated the fair value of the derivative liability on issuance using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability on issuance. The analysis reflects the contractual terms of the redeemable preferred and common units and the estimated probability and timing of underlying events triggering the put and call options are inputs used to determine the estimated fair value of the embedded derivative. The Company has determined the majority of the inputs used to value its embedded derivative fall within Level 3 of the fair value hierarchy, and as a result, the fair value valuation of its embedded derivative held as of December 31, 2022 was classified as Level 3 in the fair value hierarchy and are required to be measured at fair value on a recurring basis, see Footnote 18 of the Notes to the Consolidated Financial Statements included in this Form 10-K.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Noncontrolling interests

The Company owns seven shopping center properties located throughout Puerto Rico. These properties were acquired in 2006 partially through the issuance of $158.6 million of non-convertible units and $45.8 million of convertible units. Noncontrolling interests related to these acquisitions totaled $233.0 million of units, including premiums of $13.5 million and a fair market value adjustment of $15.1 million (collectively, the "Units"). Since the acquisition date the Company has redeemed a substantial portion of these units. As of December 31, 2022 and 2021, noncontrolling interests relating to the remaining units was $4.7 million and $5.2 million, respectively. The Units related annual cash distribution rates and related conversion features consisted of the following as of December 31, 2022:

Type	Par Value Per Unit	Number of Units Remaining	Return Per Annum
Class B-1 Preferred Units (1)	$10,000	166	7.0%
Class B-2 Preferred Units (2)	$10,000	21	7.0%
Class C DownREIT Units (1)	$30.52	52,797	Equal to the Company’s common stock dividend

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

The Company owns a shopping center located in Bay Shore, NY, which was acquired in 2006 with the issuance of 647,758 redeemable Class B Units at a par value of $37.24 per unit. The units accrue a return equal to the Company’s common stock dividend and are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock at a ratio of 1:1. These units are callable by the Company any time after April 3, 2026 and are included in Noncontrolling interests on the Company’s Consolidated Balance Sheets. During 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed and at the Company’s option settled in cash. In addition, during 2019 and 2018, 188,951 and 25,970 units, or $8.0 million and $1.1 million book value, respectively, of the Class B Units were redeemed and at the Company’s option settled in cash for $4.0 million and $0.5 million, respectively. The redemption value of these units is calculated using the 30-day weighted average closing price of the Company’s common stock prior to redemption. As of December 31, 2022 and 2021, noncontrolling interest relating to the remaining Class B Units was $16.1 million.

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

In connection with the Merger, the Company acquired two consolidated joint ventures structured as DownREIT partnerships. As of the date of the Merger, the Raleigh Limited Partnership had 1,813,615 units and the Madison Village Limited Partnership had 174,411 units, together which had an aggregate fair value of $41.7 million. These ventures allow the outside limited partners to redeem their interest in the partnership (at the Company’s option) in cash or for the Company’s common stock at a ratio of 1:1. The unit holders are entitled to a distribution equal to the dividend rate of the Company’s common stock. During 2022, 73,286 units were redeemed for 73,286 common shares of the Company’s common stock with a redemption value of $1.7 million. This transaction resulted in a net decrease in Noncontrolling interests of $1.5 million and a corresponding decrease in Common stock and Paid-in capital totaling $1.5 million, on the Company’s Consolidated Balance Sheets. During 2021, 73,466 units were redeemed for 73,466 common shares of the Company’s common stock with a redemption value of $1.7 million. This transaction resulted in a net decrease in Noncontrolling interests of $1.5 million and a corresponding decrease in Common stock and Paid-in capital totaling $1.5 million, on the Company’s Consolidated Balance Sheets. As of December 31, 2022 and 2021, the aggregate redemption value of these noncontrolling interests was $38.6 million and $40.1 million, respectively.

In addition, the Company acquired ownership interests in eight consolidated joint ventures in connection with the Merger, which had noncontrolling interests of $132.3 million as of the date of the Merger.

During the year ended December 31, 2022, a consolidated joint venture (acquired with the Merger), in which the Company had a 15% controlling interest, disposed of five properties (encumbered by $42.8 million of mortgage debt, in aggregate) for a sales price of $105.5 million, in aggregate. The Company recognized impairment charges of $19.0 million, before the partner’s $15.8 million noncontrolling interests share of the impairment.  As a result of this transaction, the noncontrolling partner received a distribution of $50.3 million.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company owns eight shopping center properties located in Long Island, NY, which were acquired partially through the issuance of $122.1 million of Preferred Outside Partner Units and $13.6 million of Common Outside Partner Units during 2022, see Footnote 15 of the Notes to the Consolidated Financial Statements included in this Form 10-K. The Outside Partner Units related to these acquisitions totaled $135.7 million of units, including noncontrolling interests of $79.7 million and an embedded derivative liability associated with put and call options of these unitholders of $56.0 million. The noncontrolling interest is classified as mezzanine equity and included in Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets as a result of the put right available to the unit holders in the future, an event that is not solely in the Company’s control. The Outside Partner Units related annual cash distribution rates and related conversion features consisted of the following as of December 31, 2022:

Type	Par Value Per Unit	Number of Units Remaining	Return Per Annum
Preferred Outside Partner Units	$20.00	6,104,831	3.75%
Common Outside Partner Units	$20.00	678,306	Equal to the Company’s common stock dividend

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Balance at January 1,	$13,480	$15,784
Fair value allocation to unitholders/partnership interest (1) (2)	79,663	2,068
Income	1,770	751
Distributions (1)	(1,771)	(2,819)
Redemption/conversion of noncontrolling interests	(209)	-
Adjustment to estimated redemption value (3)	-	(2,304)
Balance at December 31,	$92,933	$13,480

(1)	Relates to Outside Partner Units issued during 2022 described above.
(2)

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

(3)

During 2021, the Company recorded an adjustment to the estimated redemption fair market value of a noncontrolling interest in accordance with the provisions of the respective joint venture agreement and ASC 480, Accounting for Redeemable Equity Instruments. The Company assesses the fair market value of this noncontrolling interest on a recurring basis and determined that its valuation was classified within Level 3 of the fair value hierarchy. The estimated fair market value of this noncontrolling interest was based upon a discounted cash flow model, for which a capitalization rate of 5.50% and discount rate of 6.50% were utilized in the model based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

17. Variable Interest Entities (“VIE”):

Included within the Company’s operating properties at December 31, 2022 and 2021, are 32 and 34 consolidated entities, respectively, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At December 31, 2022, total assets of these VIEs were $1.8 billion and total liabilities were $199.1 million. At December 31, 2021, total assets of these VIEs were $1.6 billion and total liabilities were $153.9 million.

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

	December 31, 2022	December 31, 2021

Number of unencumbered VIEs	29	30
Number of encumbered VIEs	3	4
Total number of consolidated VIEs	32	34

Restricted Assets:
Real estate, net	$425.5	$222.9
Cash and cash equivalents	7.9	2.0
Accounts and notes receivable, net	1.7	2.0
Other assets	1.5	1.0
Total Restricted Assets	$436.6	$227.9

VIE Liabilities:
Mortgages payable, net	$109.7	$78.9
Accounts payable and accrued expenses	10.9	11.8
Operating lease liabilities	5.2	6.7
Other liabilities	73.3	56.5
Total VIE Liabilities	$199.1	$153.9

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

18. Fair Value Disclosure of Financial Instruments:

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s estimation, based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values except those listed below, for which fair values are disclosed. The valuation method used to estimate fair value for fixed-rate and variable-rate debt is based on discounted cash flow analyses, with assumptions that include credit spreads, market yield curves, trading activity, loan amounts and debt maturities. The fair values for marketable securities are based on published values, securities dealers’ estimated market values or comparable market sales. The fair value for embedded derivative liability is based on using the "with-and-without" method. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,
	2022		2021
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes payable, net (1)	$6,780,969	$5,837,401	$7,027,050	$7,330,723
Mortgages payable, net (2)	$376,917	$311,659	$448,652	$449,758

(1)

The Company determined that the valuation of its senior unsecured notes were classified within Level 2 of the fair value hierarchy. The estimated fair value amounts classified as Level 2 as of December 31, 2022 and 2021, were $5.8 billion and $7.3 billion, respectively.

(2)	The Company determined that its valuation of these mortgages payable was classified within Level 3 of the fair value hierarchy.

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities and embedded derivative liabilities. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, aggregated by the level of the fair value hierarchy within which those measurements fall (in thousands):

	Balance at December 31, 2022	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$597,732	$597,732	$-	$-
Liabilities:
Embedded derivative liability	$56,000	$-	$-	$56,000

	Balance at December 31, 2021	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$1,211,739	$1,211,739	$-	$-

The significant unobservable input (Level 3 inputs) used in measuring the Company's embedded derivative liability, which is categorized with Level 3 of the fair value hierarchy as of December 31, 2022, is the discount rate of 8.00%.

Assets measured at fair value on a non-recurring basis at December 31, 2021 are as follows (in thousands):

	Balance at December 31, 2021	Level 1	Level 2	Level 3

Other investments	$9,834	$-	$-	$9,834

19.  Preferred Stock, Common Stock and Convertible Unit Transactions:

Preferred Stock

The Company’s Board of Directors had authorized the repurchase of up to 900,000 depositary shares of Class L preferred stock and 1,058,000 depositary shares of Class M preferred stock through December 31, 2022, which represented up to 1,958 shares of the Company’s preferred stock, par value $1.00 per share. During the year ended December 31, 2022, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in millions)
Class L	54,508	$1.3
Class M	90,760	$2.1

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share data and par values):

As of December 31, 2022
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

Common Stock

The Company has a share repurchase program, which is scheduled to expire February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during 2022 and 2021. As of December 31, 2022, the Company had $224.9 million available under this share repurchase program.

During August 2021, the Company established an at-the-market continuous offering program (the “ATM program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. During 2022, the Company issued 450,000 shares and received net proceeds after commissions of $11.3 million. During 2021, the Company issued 3.5 million shares and received net proceeds after commissions of $76.9 million. As of December 31, 2022, the Company had $411.0 million available under this ATM program.

In connection with the Merger, each Weingarten common share, issued and outstanding immediately prior to the effective time of the Merger, was converted into 1.408 shares of newly issued shares of Kimco common stock, resulting in approximately 179.9 million common shares being issued in connection with the Merger.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common stock relating to the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During 2022, 2021 and 2020, the Company repurchased 567,450, 1,084,953 and 294,346 shares, respectively, relating to shares of common stock surrendered to the Company to satisfy statutory minimum tax withholding obligations relating to the vesting of restricted stock awards under the Company’s equity-based compensation plans.

Convertible Units

The Company has various types of convertible units that were issued in connection with the purchase of operating properties (see Footnote 16 of the Notes to Consolidated Financial Statements). The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2022, is $54.5 million. The Company has the option to settle such redemption in cash or shares of the Company’s common stock. If the Company exercised its right to settle in common stock, the unit holders would receive 2.6 million shares of common stock.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Year Ended December 31,
	2022	2021	2020
Common Stock	$0.84000	$0.68000	$0.54000
Class L Depositary Shares	$1.28125	$1.28125	$1.28125
Class M Depositary Shares	$1.31250	$1.31250	$1.31250

20.  Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Acquisition of real estate interests:
Mortgages debt	$79,362	$-	$-
Other liabilities	$59,000	$-	$-
Redeemable noncontrolling interests	$79,663	$-	$-
Capital expenditures accrual	$29,079	$34,651	$37,411
Surrender of common stock	$13,790	$20,909	$5,395
Declaration of dividends paid in succeeding period	$5,326	$5,366	$5,366
Decrease in redeemable noncontrolling interests’ carrying amount	$-	$(2,304)	$(2,160)
Lease liabilities arising from obtaining operating right-of-use assets	$-	$553	$-
Allocation of fair value to noncontrolling interests	$-	$2,068	$-
Purchase price fair value adjustment to prepaid rent	$-	$15,620	$-
Decrease in noncontrolling interests from redemption of units for common stock	$1,613	$1,540	$-
Weingarten Merger:
Real estate assets	$-	$5,627,469	$-
Investments in and advances to real estate joint ventures	$-	$585,382	$-
Notes payable	$-	$(1,497,632)	$-
Mortgages payable	$-	$(317,671)	$-
Below-market leases	$-	$(119,373)	$-
Noncontrolling interests	$-	$(177,039)	$-
Other assets and liabilities, net	$-	$(154,775)	$-
Lease liabilities arising from obtaining operating right-of-use assets	$-	$32,569	$-
Lease liabilities arising from obtaining financing right-of-use assets	$-	$23,026	$-
Common stock issued in exchange for Weingarten common shares	$-	$(3,738,735)	$-
Consolidation of Joint Ventures:
Increase in real estate and other assets, net	$-	$506,266	$-
Increase in mortgages payable, other liabilities and noncontrolling interests	$-	$234,091	$-
Deconsolidation of Joint Venture:
Decrease in real estate and other assets, net	$-	$300,099	$-
Decrease in mortgages payable and other liabilities	$-	$170,000	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Consolidated Balance Sheets to the Company’s Consolidated Statements of Cash Flows (in thousands):

	As of December 31, 2022	As of December 31, 2021
Cash and cash equivalents	$146,970	$325,631
Restricted cash	2,859	9,032
Total cash, cash equivalents and restricted cash	$149,829	$334,663

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

21.  Transactions with Related Parties:

Joint Ventures

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

During 2022, the Company purchased the General Partner’s ownership interest in the KIR joint venture from Milton Cooper, Executive Chairman of the Board of Directors of the Company, for $0.1 million. There was no change in control as a result of this transaction.

Ripco

Ripco Real Estate Corp. (“Ripco”) business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohl’s and many others, providing real estate brokerage services and principal real estate investing. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Milton Cooper, Executive Chairman of the Board of Directors of the Company. During 2022, 2021 and 2020, the Company paid brokerage commissions of $0.3 million, $0.4 million and $0.5 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company.

Fifth Wall

During October 2021, Mary Hogan Preusse, a member of the Company’s Board of Directors, joined Fifth Wall as a Senior Advisor. The Company holds an investment in the Fifth Wall’s Climate Technology Fund with a commitment of up to $25.0 million, of which $14.5 million has been funded as of December 31, 2022 and a cost method investment of $1.5 million within Fifth Wall's Ventures SPV Fund as of December 31, 2022.

22.  Commitments and Contingencies:

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2022, these letters of credit aggregated $43.3 million.

Funding Commitments

The Company has investments, including Fifth Wall discussed above, with funding commitments of $30.4 million, of which $16.5 million has been funded as of December 31, 2022.

Other

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2022, there were $18.4 million in performance and surety bonds outstanding.

In connection with the Merger, the Company now provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $45.5 million outstanding at December 31, 2022. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of December 31, 2022.

23.  Incentive Plans:

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan (the “2010 Plan” and together with the 2020 Plan, the “Plan”) that expired in March 2020.  The 2020 Plan provides for a maximum of 10.0 million shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards.  At December 31, 2022, the Company had 6.9 million shares of common stock available for issuance under the 2020 Plan.

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

The Company recognized expense associated with its equity awards of $26.6 million, $23.2 million and $23.7 million, for the years ended December 31, 2022, 2021 and 2020, respectively.  As of December 31, 2022, the Company had $43.1 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.8 years.

Stock Options

During 2022, 2021 and 2020, the Company did not grant any stock options. Information with respect to stock options outstanding under the 2010 Plan for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2020	1,297,936	$19.60	$2.0
Exercised	(63,365)	$15.48	$0.2
Forfeited	(72,250)	$16.20
Options outstanding, December 31, 2020	1,162,321	$20.03	$-
Exercised	(315,750)	$19.19	$1.1
Forfeited	(357,816)	$19.01
Options outstanding, December 31, 2021	488,755	$21.48	$1.5
Exercised	(205,871)	$20.56	$0.8
Forfeited	(750)	$19.70
Options outstanding, December 31, 2022	282,134	$22.13	$-
Options exercisable (fully vested)
December 31, 2020	1,162,321	$20.03	$-
December 31, 2021	488,755	$21.48	$1.5
December 31, 2022	282,134	$22.13	$-

The exercise price per share for options outstanding as of December 31, 2022 ranges from $20.41 to $24.12. As of December 31, 2022, all of the Company’s outstanding options were vested. The weighted-average remaining contractual life for options outstanding and exercisable as of December 31, 2022 was 0.2 years. Cash received from options exercised under the 2010 Plan was $4.2 million, $6.1 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Restricted Stock

Information with respect to restricted stock under the Plan for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Restricted stock outstanding as of January 1,	2,347,608	2,394,825	2,367,843
Granted (1)	819,090	754,560	820,150
Vested	(511,772)	(759,665)	(784,120)
Forfeited	(48,956)	(42,112)	(9,048)
Restricted stock outstanding as of December 31,	2,605,970	2,347,608	2,394,825

(1)	The weighted-average grant date fair value for restricted stock issued during the years ended December 31, 2022, 2021 and 2020 were $24.27, $17.81 and $18.67, respectively.

Restricted shares have the same voting rights as the Company’s common stock and are entitled to a cash dividend per share equal to the Company’s common dividend which is taxable as ordinary income to the holder. For the years ended December 31, 2022, 2021 and 2020, the dividends paid on unvested restricted shares were $2.5 million, $1.8 million and $2.2 million, respectively.

Performance Shares

Information with respect to performance share awards under the Plan for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Performance share awards outstanding as of January 1,	1,052,100	913,800	704,530
Granted (1)	458,660	545,380	506,720
Vested (2)	(506,720)	(407,080)	(297,450)
Performance share awards outstanding as of December 31,	1,004,040	1,052,100	913,800

(1)	The weighted-average grant date fair value for performance shares issued during the years ended December 31, 2022, 2021 and 2020 were $31.19, $22.96 and $18.02, respectively.
(2)	For the years ended December 31, 2022, 2021 and 2020, the corresponding common stock equivalent of these vested awards were 998,238, 814,160 and 594,900 shares, respectively.

The more significant assumptions underlying the determination of fair values for these performance awards granted during 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Stock price	$24.27	$17.87	$18.93
Dividend yield (1)	0%	0%	0%
Risk-free rate	1.72%	0.20%	1.42%
Volatility (2)	49.07%	48.41%	24.67%
Term of the award (years)	2.87	2.86	2.88

(1)	Total Shareholder Returns, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)	Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

Other

The Company maintains a 401(k)-retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation, is fully vested and funded as of December 31, 2022. The Company’s contributions to the plan were $2.6 million, $2.4 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company recognized severance costs associated with employee retirements and terminations during the years ended December 31, 2022, 2021 and 2020, of $1.5 million, $14.4 million (including $13.7 million of severance costs included in Merger charges on the Company’s Consolidated Statements of Income) and $8.7 million, respectively.

24.  Defined Benefit Plan:

As part of the Merger, the Company assumed sponsorship of Weingarten’s noncontributory qualified cash balance retirement plan (“the Benefit Plan”). At the date of the Merger, the Benefit Plan was frozen and as a result no new benefits will be offered to employees who were not already part of the Benefit Plan on the Merger date. The Benefit Plan was terminated as of December 31, 2021. In connection with the termination, the Benefit Plan maintains a separate account for each participant. Annual additions to each participant’s account includes an interest credit of 4.5% as the service credit was suspended upon the freeze. The participant data used in determining the liabilities and costs for the Benefit Plan was determined as of December 31, 2022.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table summarizes the measurement changes in the Benefit Plan’s projected benefit obligation, plan assets and funded status, as well as the components of net periodic benefit costs, including key assumptions, from January 1, 2022 through December 31, 2022 (in thousands):

	2022	2021*
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$36,995	$73,081
Interest cost	1,052	762
Settlement payments	-	(29,107)
Actuarial gain	(9,781)	(6,831)
Benefit payments	(2,101)	(910)
Benefit obligation at end of period	$26,165	$36,995
Change in Plan Assets:
Fair value of plan assets at beginning of period	$43,653	$74,025
Actual return on plan assets	(966)	642
Settlement payments	-	(30,104)
Benefit payments	(2,101)	(910)
Fair value of plan assets at end of period	$40,586	$43,653
Funded status at end of period (included in Accounts and notes receivable)	$14,421	$6,658
Accumulated benefit obligation	$26,165	$36,995
Net gain recognized in Accumulated other comprehensive income	$10,581	$2,216

* For the year ended December 31, 2021, the measurement changes are from the date of Merger.

The components of net periodic benefit income/(cost), included in Other income, net in the Company’s Consolidated Statements of Income for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Interest cost	$(1,052)	$(750)
Expected return on plan assets	413	2,125
Amortization of net gain	37	-
Settlement gain	-	2,216
Total	$(602)	$3,591

The weighted-average assumptions used to determine the benefit obligation as of December 31, 2022 and 2021 are as follows:

	2022	2021
Discount rate	4.88%	2.43%
Salary scale increases	N/A	N/A
Interest credit rate for cash balance plan	4.50%	4.50%

The selection of the discount rate is made after comparison to yields based on cash investments. The long-term rate of return is a composite rate for the Benefit Plan. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. The Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the Benefit Plan portfolio. This analysis resulted in the selection of 1.00% as the long-term rate of return assumption for the year ended December 31, 2022.

No contributions are anticipated to be made to the Benefit Plan during 2023. The expected benefit payments for the next 10 years for the Benefit Plan is as follows (in millions):

	2023	2024	2025	2026	2027	2028 - 2032
Benefit payments	$6.4	$2.0	$1.9	$1.9	$1.8	$8.2

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Since termination of the Benefit Plan as of December 31, 2021, the Benefit Plan’s investment policy has changed to address the short-term capital needs for liquidation of the plan assets, as well as consider the market volatility risks by investing in and holding liquid assets, such as cash and short-term investments on hand, in order to satisfy the projected benefit obligation. The fair value of plan assets was determined based on publicly quoted market prices for identical assets, which are all classified as Level 1 observable inputs. The fair value and allocation of the plan assets as of December 31, 2022 and 2021 were as follows (in thousands):

	2022		2021
	Fair Value	Asset Allocation	Fair Value	Asset Allocation
Cash and short-term investments	$40,586	100.0%	$26,246	60.1%
Large company funds	-	-	7,130	16.3%
Mid company funds	-	-	662	1.5%
Small company funds	-	-	1,958	4.5%
International funds	-	-	1,972	4.5%
Fixed income funds	-	-	4,260	9.8%
Growth funds	-	-	1,425	3.3%
Total	$40,586	100.0%	$43,653	100.0%

25.  Income Taxes:

The Company elected to qualify as a REIT in accordance with the Code commencing with its taxable year which began January 1, 1992. To qualify as a REIT, the Company must meet several organizational and operational requirements, and is required to annually distribute at least 90% of its net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income, including any net capital gains. Management intends to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that dividends to its stockholders equal at least the amount of its REIT taxable income. If the Company were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and would not be permitted to elect REIT status for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through TRSs is subject to federal, state and local income taxes. The Company is also subject to local taxes on certain non-U.S. investments.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Reconciliation between GAAP Net Income and Federal Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
	(Estimated)	(Actual)	(Actual)
GAAP net income attributable to the Company	$125,976	$844,059	$1,000,833
GAAP net (income)/loss attributable to TRSs	(6,251)	(23,365)	(956)
GAAP net income from REIT operations (1)	119,725	820,694	999,877
Federal income taxes	47,302	-	-
Net book depreciation in excess of tax depreciation	130,678	77,951	(55,072)
Deferred/prepaid/above-market and below-market rents, net	(38,810)	(31,666)	(16,632)
Fair market value debt amortization	(38,303)	(17,961)	(3,847)
Book/tax differences from executive compensation	23,248	19,882	10,388
Book/tax differences from equity awards	(7,846)	(3,714)	5,640
Book/tax differences from defined benefit plan	-	(2,948)	-
Book/tax differences from investments in and advances to real estate joint ventures	18,020	16,030	40,176
Book/tax differences from sale of properties	217,797	(50,955)	(10,547)
Book/tax differences from accounts receivable	(8,566)	(17,707)	44,193
Book adjustment to property carrying values and marketable equity securities	335,233	(503,847)	(589,698)
Taxable currency exchange gain/(loss), net	198	1,945	(29)
Tangible property regulation deduction	(61,492)	-	(48,194)
GAAP change in ownership of joint venture interests	45,767	(5,607)	-
Dividends from TRSs	145	23,314	2
Severance accrual	(1,933)	(5,608)	5,874
Other book/tax differences, net (2)	(2,650)	(20,299)	(5069)
Adjusted REIT taxable income	$778,513	$299,504	$377,062

Certain amounts in the prior periods have been reclassified to conform to the current year presentation in the table above.

(1)	All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to noncontrolling interests and TRSs.
(2)	Includes Merger related costs of $20.7 million for the year ended December 31, 2021.

Characterization of Distributions

The following characterizes distributions paid for tax purposes for the years ended December 31, 2022, 2021 and 2020, (amounts in thousands):

	2022		2021		2020
Preferred L Dividends
Ordinary income	$9,657	84%	$11,185	97%	$4,382	38%
Capital gain	1,839	16%	346	3%	7,149	62%
	$11,496	100%	$11,531	100%	$11,531	100%
Preferred M Dividends
Ordinary income	$11,615	84%	$13,469	97%	$5,277	38%
Capital gain	2,212	16%	417	3%	8,609	62%
	$13,827	100%	$13,886	100%	$13,886	100%
Common Dividends
Ordinary income	$418,725	81%	$273,272	77%	$133,849	38%
Capital gain	82,711	16%	10,647	3%	214,863	61%
Return of capital	15,508	3%	70,980	20%	3,522	1%
	$516,944	100%	$354,899	100%	$352,234	100%
Total dividends distributed for tax purposes	$542,267		$380,316		$377,651

For the year ended December 31, 2022, the Company elected to retain the proceeds from the sale of ACI stock for general corporate purposes in lieu of distributing to its shareholders.  This undistributed long-term capital gain is allocated to, and reportable by, each shareholder, and each shareholder is also entitled to claim a federal income tax credit for its allocable share of the federal income tax paid by the Company for 2022.  The allocable share of the long-term capital gain and the federal tax credit will be reported to direct holders of Kimco common shares, on Form 2439, and to others in year-end reporting documents issued by brokerage firms if Kimco shares are held in a brokerage account.  For the years ended December 31, 2021 and 2020 cash dividends paid for tax purposes were equivalent to, or in excess of, taxable income.

Taxable REIT Subsidiaries and Taxable Entities

The Company is subject to federal, state and local income taxes on income reported through its TRS activities, which include wholly owned subsidiaries of the Company. The Company’s TRSs include Kimco Realty Services II, Inc. (“KRS”), FNC Realty Corporation, Kimco Insurance Company (collectively “KRS Consolidated”) and the consolidated entity, Blue Ridge Real Estate Company/Big Boulder Corporation. In connection with the Merger, the Company acquired Weingarten/Investments Inc. (“WII”), a TRS of Weingarten.

The Company is subject to local non-U.S. taxes on certain investments located outside the U.S.  In general, under local country law applicable to the entity ownership structures the Company has in place and applicable tax treaties, the repatriation of cash to the Company from its subsidiaries and joint ventures in Canada are generally subject to withholding tax, but entities in Puerto Rico and Mexico generally are not subject to withholding tax. The Company is subject to and includes in its tax provision non-U.S. income taxes on certain investments located in jurisdictions outside the U.S. These investments are primarily held by the Company at the REIT level and not in the Company’s TRSs. Accordingly, the Company does not expect a U.S. income tax impact associated with the repatriation of undistributed earnings from the Company’s foreign subsidiaries.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities.  The Company’s (provision)/benefit for income taxes relating to the Company for the years ended December 31, 2022, 2021 and 2020, are summarized as follows (in thousands):

	2022	2021	2020
TRSs and taxable entities	$533	$(3,380)	$522
REIT (1)	(57,187)	-	(1,500)
Total tax provision	$(56,654)	$(3,380)	$(978)

(1)

During 2022, the Company sold shares of ACI and recognized a long-term capital gain for tax purposes of $251.5 million. The Company elected to retain the proceeds from this stock sale for general corporate purposes and pay corporate income tax on the taxable gain.  The Company accrued and paid federal taxes of $47.3 million and estimated state and local taxes of $9.9 million on this undistributed long term capital gain.  This undistributed long-term capital gain is allocated to, and reportable by, each shareholder, and each shareholder is also entitled to claim a federal income tax credit for its allocable share of the federal income tax paid by the Company for 2022.  The allocable share of the long-term capital gain and the federal tax credit will be reported to direct holders of Kimco common stock, on Form 2439, and to others in year-end reporting documents issued by brokerage firms if the Company’s common stock is held in a brokerage account.

Deferred Tax Assets, Liabilities and Valuation Allowances

The Company’s deferred tax assets and liabilities at December 31, 2022 and 2021, were as follows (in thousands):

	2022	2021
Deferred tax assets:
Tax/GAAP basis differences	$4,165	$3,286
Net operating losses (1)	1,836	4,580
Tax credit carryforwards (2)	-	2,340
Valuation allowance	-	(4,067)
Total deferred tax assets	6,001	6,139
Deferred tax liabilities	(6,551)	(8,058)
Net deferred tax liabilities	$(550)	$(1,919)

(1)	Net operating losses do not expire.
(2)	Expiration dates ranging from 2027 to 2035.

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

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2022 and 2021.

Under GAAP a reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the evidence available, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. Effective August 1, 2016, the Company merged Kimco Realty Services, Inc. (“KRSI”), a TRS holding REIT qualifying real estate, into a wholly owned LLC (the “TRS Merger”) and KRSI was dissolved. As a result of the TRS Merger, the Company determined that the realization of its then net deferred tax assets was not deemed more likely than not and as such, the Company recorded a full valuation allowance against these net deferred tax assets that existed at the time of the Merger. During the year ended December 31, 2022, the Company was able to utilize the deferred tax assets to reduce the tax liability on the undistributed long term capital gain.

Uncertain Tax Positions

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico. The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities. The Company concluded audits by the Canadian Revenue Agency, which resulted in no adjustments or assessments. The Company had accrued $1.4 million of non-current uncertain tax positions and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes at December 31, 2021, which was included in Other liabilities on the Company’s Consolidated Balance Sheets. Due to the expiration of the statute of limitations with respect to these uncertain tax positions, the $1.4 million accrual was reversed in the year ended December 31, 2022. The Company does not believe that the total amount of unrecognized tax benefits as of December 31, 2022, will significantly increase or decrease within the next 12 months.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

26. Captive Insurance Company:

In October 2007, the Company formed a wholly owned captive insurance company, KIC, which provides general liability insurance coverage for all losses below the deductible under the Company’s third party liability insurance policy. The Company created KIC as part of its overall risk management program and to stabilize its insurance costs, manage exposure and recoup expenses through the functions of the captive program. The Company capitalized KIC in accordance with the applicable regulatory requirements. KIC established annual premiums based on projections derived from the past loss experience of the Company’s properties. KIC has engaged an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to KIC may be adjusted based on this estimate. Like premiums paid to third-party insurance companies, premiums paid to KIC may be reimbursed by tenants pursuant to specific lease terms. KIC assumes occurrence basis general liability coverage (not including casualty loss or business interruption) for the Company and its affiliates under the terms of a reinsurance agreement entered into by KIC and the reinsurance provider.

From October 1, 2007 through December 31, 2022, KIC assumes 100% of the first $250,000 per occurrence risk layer. This coverage is subject to annual aggregates ranging between $7.8 million and $11.5 million per policy year. The annual aggregate is adjustable based on the amount of audited square footage of the insureds’ locations and can be adjusted for subsequent program years. Defense costs erode the stated policy limits. KIC is required to pay the reinsurance provider for unallocated loss adjustment expenses an amount ranging between 8.0% and 12.2% of incurred losses for the policy periods ending September 30, 2008 through February 1, 2021. Beginning February 1, 2021 through February 1, 2023, ULAE is billed on a fee per claim basis ranging between $53 and $1,523 based on the claim type. These amounts do not erode the Company’s per occurrence or aggregate limits.

In connection with the Merger, the Company acquired U.S. Fire & Indemnity Company (“US Fire”), a captive insurance company which was wholly owned by Weingarten. US Fire began providing direct coverage to Weingarten with limits of $100,000 per occurrence for all other perils except for flood, named windstorm and earthquake, which had a $5,000,000 annual aggregate. The coverage was cancelled upon the effective date of the Merger. In addition, US Fire assumed general liability coverage from a third-party reinsurer, with limits of $250,000 per occurrence with a $2,000,000 annual aggregate. The reinsurance arrangement was terminated effective as of the Merger date and all risks were assumed by KIC’s reinsurance provider. Effective December 15, 2021, US Fire merged into KIC, with KIC continuing as the surviving company.

As of December 31, 2022, the Company maintained letters of credit in the amount of $27.1 million issued in favor of the reinsurance provider to provide security for the Company’s obligations under its agreements with the reinsurance providers.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2022 and 2021, is summarized as follows (in thousands):

	2022	2021
Balance at the beginning of the year	$19,655	$13,742
Incurred related to:
Current year	5,694	5,375
Prior years (1)	125	5,281
Total incurred	5,819	10,656
Paid related to:
Current year	(645)	(759)
Prior years	(4,627)	(3,984)
Total paid	(5,272)	(4,743)
Balance at the end of the year	$20,202	$19,655

(1)

Relates to changes in estimates in insured events in the prior years, incurred losses and loss adjustment expenses. For the year ended December 31, 2021, includes $5.3 million of liability incurred as a result of the Merger.

27. Accumulated Other Comprehensive Income (“AOCI”):

The following table displays the change in the components of AOCI for the years ended December 31, 2021 and 2022:

Unrealized Gains Related to Defined Benefit Plan
Balance as of January 1, 2021	$-
Other comprehensive income before reclassifications	2,216
Amounts reclassified from AOCI	-
Net current-period other comprehensive income	2,216
Balance as of December 31, 2021	2,216
Other comprehensive income before reclassifications	8,365
Amounts reclassified from AOCI	-
Net current-period other comprehensive income	8,365
Balance as of December 31, 2022	$10,581

28. Earnings Per Share:

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	For the Year Ended December 31,
	2022	2021	2020
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$100,758	$818,643	$975,417
Change in estimated redemption value of redeemable noncontrolling interests	-	2,304	2,160
Earnings attributable to participating securities	(2,182)	(5,346)	(6,347)
Net income available to the Company’s common shareholders for basic earnings per share	98,576	815,601	971,230
Distributions on convertible units	-	3,087	161
Net income available to the Company’s common shareholders for diluted earnings per share	$98,576	$818,688	$971,391

Weighted average common shares outstanding – basic	615,528	506,248	429,950
Effect of dilutive securities (1):
Equity awards	2,283	2,422	1,475
Assumed conversion of convertible units	47	2,715	208
Weighted average common shares outstanding – diluted	617,858	511,385	431,633

Net income available to the Company's common shareholders:
Basic earnings per share	$0.16	$1.61	$2.26
Diluted earnings per share	$0.16	$1.60	$2.25

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net income available to the Company's common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 0.3 million, 0 million and 1.2 million stock options that were not dilutive as of December 31, 2022, 2021 and 2020, respectively.

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

29. Subsequent Events:

Prior to January 1, 2023, the business of Kimco Realty Corporation (the “Company”) was conducted through a predecessor entity also known as Kimco Realty Corporation (the “Predecessor”). On December 14, 2022, the Predecessor’s Board of Directors approved the reorganization (the “Reorganization”) of the Predecessor’s business into an umbrella partnership real estate investment trust, or “UPREIT”. On January 1, 2023, to effect the Reorganization, the Company completed a merger (the “UPREIT Merger”) with KRC Merger Sub Corp. (“Merger Sub”), which was a Maryland corporation and wholly-owned subsidiary of the Company (formerly known as New KRC Corp.) (the “Parent Company”), which was a Maryland corporation and wholly-owned subsidiary of the Predecessor.  Pursuant to the UPREIT Merger, Merger Sub merged with and into the Predecessor, with the Predecessor continuing as the surviving entity and a wholly-owned subsidiary of the Parent Company, and each outstanding share of capital stock of the Predecessor was converted into one equivalent share of capital stock of the Parent Company (each of which has continued to trade under their respective existing ticker symbol with the same rights, powers and limitations that existed immediately prior to the Reorganization). Effective as of January 3, 2023, the Predecessor converted into a limited liability company, organized in the State of Delaware, known as Kimco Realty OP, LLC (“Kimco OP”). In connection with the Reorganization, the Parent Company changed its name to Kimco Realty Corporation, and replaced the Predecessor as the New York Stock Exchange-listed public company.

Following the Reorganization, substantially all of the Company’s assets are held by, and substantially all of the Company’s operations are conducted through, Kimco OP (either directly or through its subsidiaries), as the Company’s operating company, and the Company is the managing member of Kimco OP. The officers and directors of the Company are the same as the officers and directors of the Predecessor as immediately prior to the Reorganization.

See Footnote 9 of the Company’s Consolidated Financial Statements for discussion of the ACI special dividend.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2022, 2021 and 2020
(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2022
Allowance for uncollectable accounts (1)	$8,339	$-	$-	$(1,357)	$6,982
Allowance for deferred tax asset	$4,067	$-	$(4,067)	$-	$-

Year Ended December 31, 2021
Allowance for uncollectable accounts (1)	$22,377	$-	$-	$(14,038)	$8,339
Allowance for deferred tax asset	$36,957	$-	$(32,890)	$-	$4,067

Year Ended December 31, 2020
Allowance for uncollectable accounts (1)	$-	$22,377	$-	$-	$22,377
Allowance for deferred tax asset	$42,703	$-	$(5,746)	$-	$36,957

(1)	Includes allowances on accounts receivable and straight-line rents.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)

		INITIAL COST		COST CAPITALIZED SUBSEQUENT TO		BUILDING			TOTAL COST, NET OF		DATE OF
			BUILDING AND	ACQUISITION		AND		ACCUMULATED	ACCUMULATED	ENCUMBRANCES	ACQUISITION(A)
DESCRIPTION	State	LAND	IMPROVEMENTS	(1)	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	DEPRECIATION	(2)	CONSTRUCTION(C)
SHOPPING CENTERS
ARCADIA BILTMORE PLAZA	AZ	$850	$1,212	$9	$850	$1,221	$2,071	$191	$1,880	$-	2021(A)
BELL CAMINO CENTER	AZ	2,427	6,439	956	2,427	7,395	9,822	2,772	7,050	-	2012(A)
BELL CAMINO-SAFEWAY PARCEL	AZ	1,104	4,574	-	1,104	4,574	5,678	533	5,145	-	2019(A)
BROADWAY MARKETPLACE	AZ	3,517	10,303	511	3,518	10,813	14,331	919	13,412	-	2021(A)
CAMELBACK MILLER PLAZA	AZ	6,236	29,230	798	6,237	30,027	36,264	2,742	33,522	-	2021(A)
CAMELBACK VILLAGE SQUARE	AZ	-	13,038	414	-	13,452	13,452	1,147	12,305	-	2021(A)
CHRISTOWN SPECTRUM	AZ	33,831	91,004	16,234	76,639	64,430	141,069	19,295	121,774	-	2015(A)
COLLEGE PARK SHOPPING CENTER	AZ	3,277	7,741	1,269	3,277	9,010	12,287	3,645	8,642	-	2011(A)
DESERT VILLAGE	AZ	6,465	22,025	(36)	6,465	21,989	28,454	1,764	26,690	-	2021(A)
ENTRADA DE ORO PLAZA	AZ	5,700	11,044	5	5,700	11,049	16,749	1,021	15,728	-	2021(A)
FOUNTAIN PLAZA	AZ	4,794	20,373	52	4,794	20,425	25,219	1,191	24,028	-	2021(A)
MADERA VILLAGE	AZ	3,980	8,110	57	3,980	8,167	12,147	805	11,342	-	2021(A)
MADISON VILLAGE MARKETPLACE	AZ	4,090	18,343	204	4,090	18,547	22,637	1,483	21,154	-	2021(A)
MESA RIVERVIEW	AZ	15,000	-	142,787	308	157,479	157,787	74,754	83,033	-	2005(C)
METRO SQUARE	AZ	4,101	16,411	2,634	4,101	19,045	23,146	11,692	11,454	-	1998(A)
MONTE VISTA VILLAGE CENTER	AZ	4,064	8,344	2	4,064	8,346	12,410	673	11,737	-	2021(A)
NORTH VALLEY	AZ	6,862	18,201	15,053	4,796	35,320	40,116	8,277	31,839	-	2011(A)
PLAZA AT MOUNTAINSIDE	AZ	2,450	9,802	2,452	2,450	12,254	14,704	8,103	6,601	-	1997(A)
PLAZA DEL SOL	AZ	5,325	21,270	1,791	4,578	23,808	28,386	11,542	16,844	-	1998(A)
PUEBLO ANOZIRA	AZ	7,734	27,063	31	7,734	27,094	34,828	2,020	32,808	12,218	2021(A)
RAINTREE RANCH CENTER	AZ	7,720	30,743	(20)	7,720	30,723	38,443	2,023	36,420	-	2021(A)
RED MOUNTAIN GATEWAY	AZ	4,653	10,410	217	4,653	10,627	15,280	1,204	14,076	-	2021(A)
SCOTTSDALE HORIZON	AZ	8,191	36,728	1,080	8,191	37,808	45,999	2,440	43,559	-	2021(A)
SCOTTSDALE WATERFRONT	AZ	15,872	30,112	(199)	15,872	29,913	45,785	2,232	43,553	-	2021(A)
SHOPPES AT BEARS PATH	AZ	3,445	2,874	45	3,445	2,919	6,364	354	6,010	-	2021(A)
SQUAW PEAK PLAZA	AZ	2,515	17,021	88	2,515	17,109	19,624	1,492	18,132	-	2021(A)
VILLAGE CROSSROADS	AZ	5,663	24,981	1,413	5,663	26,394	32,057	8,382	23,675	-	2011(A)
280 METRO CENTER	CA	38,735	94,903	733	38,735	95,636	134,371	20,295	114,076	-	2015(A)
580 MARKET PLACE	CA	12,769	48,768	32	12,769	48,800	61,569	2,687	58,882	-	2021(A)
8000 SUNSET STRIP S.C.	CA	43,012	85,115	721	43,012	85,836	128,848	6,964	121,884	-	2021(A)
AAA BUILDING AT STEVENS CREEK	CA	1,661	3,114	-	1,661	3,114	4,775	195	4,580	-	2021(A)
ANAHEIM PLAZA	CA	34,228	73,765	5,171	34,228	78,936	113,164	6,381	106,783	-	2021(A)
BLACK MOUNTAIN VILLAGE	CA	4,678	11,913	2,154	4,678	14,067	18,745	5,997	12,748	-	2007(A)
BROOKHURST CENTER	CA	10,493	31,358	4,205	22,300	23,756	46,056	6,417	39,639	-	2016(A)
BROOKVALE SHOPPING CENTER	CA	14,050	19,771	1,226	14,050	20,997	35,047	1,620	33,427	-	2021(A)
CAMBRIAN PARK PLAZA	CA	41,258	2,015	1,490	41,258	3,505	44,763	1,168	43,595	-	2021(A)
CENTERWOOD PLAZA	CA	10,981	10,702	85	10,981	10,787	21,768	979	20,789	-	2021(A)
CHICO CROSSROADS	CA	9,976	30,535	(5,393)	7,905	27,213	35,118	12,086	23,032	-	2008(A)
CHINO HILLS MARKETPLACE	CA	17,702	72,529	147	17,702	72,676	90,378	5,165	85,213	-	2021(A)
CITY HEIGHTS	CA	10,687	28,325	(442)	13,909	24,661	38,570	6,426	32,144	-	2012(A)
CORONA HILLS PLAZA	CA	13,361	53,373	12,796	13,361	66,169	79,530	41,900	37,630	-	1998(A)
COSTCO PLAZA - 541	CA	4,996	19,983	601	4,996	20,584	25,580	13,175	12,405	-	1998(A)
CREEKSIDE CENTER	CA	3,871	11,563	914	5,154	11,194	16,348	2,049	14,299	-	2016(A)
CROCKER RANCH	CA	7,526	24,878	112	7,526	24,990	32,516	5,920	26,596	-	2015(A)
CUPERTINO VILLAGE	CA	19,886	46,535	27,695	19,886	74,230	94,116	26,513	67,603	-	2006(A)
EL CAMINO PROMENADE	CA	7,372	37,592	4,244	7,372	41,836	49,208	2,425	46,783	-	2021(A)
FREEDOM CENTRE	CA	8,933	18,622	81	8,933	18,703	27,636	1,672	25,964	-	2021(A)
FULTON MARKET PLACE	CA	2,966	6,921	16,707	6,280	20,314	26,594	6,197	20,397	-	2005(A)
GATEWAY AT DONNER PASS	CA	4,516	8,319	14,682	8,759	18,758	27,517	3,435	24,082	-	2015(A)
GATEWAY PLAZA	CA	18,372	65,851	73	18,372	65,924	84,296	4,589	79,707	23,944	2021(A)
GREENHOUSE MARKETPLACE	CA	10,976	27,721	(68)	10,976	27,653	38,629	2,649	35,980	-	2021(A)
GREENHOUSE MARKETPLACE II	CA	5,346	7,188	(566)	5,346	6,622	11,968	649	11,319	-	2021(A)
HOME DEPOT PLAZA	CA	4,592	18,345	2	4,592	18,347	22,939	11,727	11,212	-	1998(A)
KENNETH HAHN PLAZA	CA	4,115	7,661	(865)	-	10,911	10,911	4,908	6,003	-	2010(A)
LA MIRADA THEATRE CENTER	CA	8,817	35,260	(291)	6,889	36,897	43,786	22,863	20,923	-	1998(A)
LA VERNE TOWN CENTER	CA	8,414	23,856	12,766	16,362	28,674	45,036	8,089	36,947	-	2014(A)
LABAND VILLAGE SHOPPING CENTER	CA	5,600	13,289	(1,005)	5,607	12,277	17,884	7,005	10,879	-	2008(A)
LAKEWOOD PLAZA	CA	1,294	3,669	(3,574)	-	1,389	1,389	847	542	-	2014(A)
LAKEWOOD VILLAGE	CA	8,597	24,375	(221)	11,683	21,068	32,751	6,373	26,378	-	2014(A)
LINCOLN HILLS TOWN CENTER	CA	8,229	26,127	443	8,229	26,570	34,799	7,377	27,422	-	2015(A)
LINDA MAR SHOPPING CENTER	CA	16,549	37,521	5,068	16,549	42,589	59,138	11,953	47,185	-	2014(A)
MADISON PLAZA	CA	5,874	23,476	4,943	5,874	28,419	34,293	15,722	18,571	-	1998(A)
NORTH COUNTY PLAZA	CA	10,205	28,934	501	20,895	18,745	39,640	5,394	34,246	-	2014(A)
NOVATO FAIR S.C.	CA	9,260	15,600	2,130	9,260	17,730	26,990	7,981	19,009	-	2009(A)
ON THE CORNER AT STEVENS CREEK	CA	1,825	4,641	-	1,825	4,641	6,466	324	6,142	-	2021(A)
PLAZA DI NORTHRIDGE	CA	12,900	40,575	1,291	12,900	41,866	54,766	17,878	36,888	-	2005(A)
POWAY CITY CENTRE	CA	5,855	13,792	9,208	7,248	21,607	28,855	11,283	17,572	-	2005(A)
RANCHO PENASQUITOS TOWNE CTR I	CA	14,852	20,342	792	14,852	21,134	35,986	5,146	30,840	-	2015(A)
RANCHO PENASQUITOS TWN CTR II	CA	12,945	20,324	805	12,945	21,129	34,074	5,005	29,069	-	2015(A)
RANCHO PENASQUITOS-VONS PROP.	CA	2,918	9,146	-	2,918	9,146	12,064	993	11,071	-	2019(A)
RANCHO SAN MARCOS VILLAGE	CA	9,050	29,357	5,749	9,483	34,673	44,156	1,721	42,435	-	2021(A)
REDWOOD CITY PLAZA	CA	2,552	6,215	5,901	2,552	12,116	14,668	3,364	11,304	-	2009(A)
SAN DIEGO CARMEL MOUNTAIN	CA	5,323	8,874	(1,955)	5,323	6,919	12,242	2,584	9,658	-	2009(A)
SAN MARCOS PLAZA	CA	1,883	12,044	2,580	1,883	14,624	16,507	772	15,735	-	2021(A)
SANTEE TROLLEY SQUARE	CA	40,209	62,964	519	40,209	63,483	103,692	21,856	81,836	-	2015(A)
SILVER CREEK PLAZA	CA	33,541	53,176	96	33,541	53,272	86,813	3,656	83,157	-	2021(A)
SOUTH NAPA MARKET PLACE	CA	1,100	22,159	21,689	23,119	21,829	44,948	13,846	31,102	-	2006(A)
SOUTHAMPTON CENTER	CA	10,289	64,096	(163)	10,289	63,933	74,222	4,080	70,142	20,550	2021(A)
STANFORD RANCH	CA	10,584	30,007	3,069	9,983	33,677	43,660	7,834	35,826	-	2014(A)
STEVENS CREEK CENTRAL S.C.	CA	41,818	45,886	37	41,818	45,923	87,741	3,553	84,188	-	2021(A)
STONY POINT PLAZA	CA	10,361	38,054	(221)	10,361	37,833	48,194	2,390	45,804	-	2021(A)
TRUCKEE CROSSROADS	CA	2,140	28,325	(18,388)	2,140	9,937	12,077	6,387	5,690	482	2006(A)
WESTLAKE SHOPPING CENTER	CA	16,174	64,819	110,511	16,174	175,330	191,504	73,429	118,075	-	2002(A)
WESTMINSTER CENTER	CA	60,428	64,973	238	60,428	65,211	125,639	7,890	117,749	49,285	2021(A)
WHITTWOOD TOWN CENTER	CA	57,136	105,815	4,175	57,139	109,987	167,126	24,625	142,501	-	2017(A)
CROSSING AT STONEGATE	CO	11,909	33,111	131	11,909	33,242	45,151	2,195	42,956	-	2021(A)
DENVER WEST 38TH STREET	CO	161	647	335	161	982	1,143	745	398	-	1998(A)
EAST BANK S.C.	CO	1,501	6,180	6,437	1,501	12,617	14,118	5,041	9,077	-	1998(A)
EDGEWATER MARKETPLACE	CO	7,807	32,706	457	7,807	33,163	40,970	1,909	39,061	-	2021(A)
ENGLEWOOD PLAZA	CO	806	3,233	1,020	806	4,253	5,059	2,549	2,510	-	1998(A)
GREELEY COMMONS	CO	3,313	20,070	4,084	3,313	24,154	27,467	6,742	20,725	-	2012(A)
HERITAGE WEST S.C.	CO	1,527	6,124	2,783	1,527	8,907	10,434	5,174	5,260	-	1998(A)
HIGHLANDS RANCH II	CO	3,515	11,756	1,263	3,515	13,019	16,534	4,264	12,270	-	2013(A)
HIGHLANDS RANCH VILLAGE S.C.	CO	8,135	21,580	1,002	5,337	25,380	30,717	6,745	23,972	-	2011(A)
LOWRY TOWN CENTER	CO	3,271	32,685	290	3,271	32,975	36,246	1,982	34,264	-	2021(A)
MARKET AT SOUTHPARK	CO	9,783	20,780	5,704	9,783	26,484	36,267	7,626	28,641	-	2011(A)
NORTHRIDGE SHOPPING CENTER	CO	4,933	16,496	2,933	8,934	15,428	24,362	4,426	19,936	-	2013(A)
QUINCY PLACE S.C.	CO	1,148	4,608	2,715	1,148	7,323	8,471	4,625	3,846	-	1998(A)
RIVER POINT AT SHERIDAN	CO	13,223	30,444	243	12,331	31,579	43,910	4,156	39,754	-	2021(A)
RIVER POINT AT SHERIDAN II	CO	1,255	4,231	-	1,255	4,231	5,486	321	5,165	-	2021(A)
VILLAGE CENTER - HIGHLAND RANCH	CO	1,140	2,660	284	1,140	2,944	4,084	697	3,387	-	2014(A)
VILLAGE CENTER WEST	CO	2,011	8,361	791	2,011	9,152	11,163	2,506	8,657	-	2011(A)
VILLAGE ON THE PARK	CO	2,194	8,886	20,340	3,018	28,402	31,420	8,771	22,649	-	1998(A)
BRIGHT HORIZONS	CT	1,212	4,611	84	1,212	4,695	5,907	1,623	4,284	-	2012(A)
HAMDEN MART	CT	13,668	40,890	6,414	14,226	46,746	60,972	12,255	48,717	18,317	2016(A)
HOME DEPOT PLAZA	CT	7,705	30,798	3,971	7,705	34,769	42,474	20,797	21,677	-	1998(A)
NEWTOWN S.C.	CT	-	15,635	422	-	16,057	16,057	3,524	12,533	-	2014(A)
WEST FARM SHOPPING CENTER	CT	5,806	23,348	20,007	7,585	41,576	49,161	22,138	27,023	-	1998(A)
WILTON CAMPUS	CT	10,169	31,893	1,789	10,169	33,682	43,851	9,818	34,033	-	2013(A)
WILTON RIVER PARK SHOPPING CTR	CT	7,155	27,509	864	7,155	28,373	35,528	7,908	27,620	-	2012(A)
BRANDYWINE COMMONS	DE	-	36,057	(770)	-	35,287	35,287	8,912	26,375	-	2014(A)
CAMDEN SQUARE	DE	123	67	4,756	3,024	1,922	4,946	310	4,636	-	2003(A)
PROMENADE AT CHRISTIANA	DE	14,372	-	6,422	8,340	12,454	20,794	960	19,834	-	2014(C)
ARGYLE VILLAGE	FL	5,228	36,814	236	5,228	37,050	42,278	3,165	39,113	-	2021(A)
BELMART PLAZA	FL	1,656	3,394	5,751	1,656	9,145	10,801	2,018	8,783	-	2014(A)
BOCA LYONS PLAZA	FL	13,280	37,751	26	13,280	37,777	51,057	2,288	48,769	-	2021(A)
CAMINO SQUARE	FL	574	2,296	(398)	734	1,738	2,472	12	2,460	-	1992(A)
CARROLLWOOD COMMONS	FL	5,220	16,884	4,331	5,220	21,215	26,435	12,503	13,932	-	1997(A)
CENTER AT MISSOURI AVENUE	FL	294	792	7,385	294	8,177	8,471	2,796	5,675	-	1968(C)
CHEVRON OUTPARCEL	FL	531	1,253	-	531	1,253	1,784	465	1,319	-	2010(A)
COLONIAL PLAZA	FL	25,516	54,604	5,648	25,516	60,252	85,768	5,701	80,067	-	2021(A)
CORAL POINTE S.C.	FL	2,412	20,508	923	2,412	21,431	23,843	4,864	18,979	-	2015(A)
CORAL SQUARE PROMENADE	FL	710	2,843	4,218	710	7,061	7,771	4,821	2,950	-	1994(A)
CORSICA SQUARE S.C.	FL	7,225	10,757	304	7,225	11,061	18,286	2,843	15,443	-	2015(A)
COUNTRYSIDE CENTRE	FL	11,116	41,581	1,000	11,116	42,581	53,697	3,607	50,090	-	2021(A)
CURLEW CROSSING SHOPPING CTR	FL	5,316	12,529	1,000	3,312	15,533	18,845	7,778	11,067	-	2005(A)
DANIA POINTE	FL	105,113	-	34,980	26,094	113,999	140,093	9,997	130,096	-	2016(C)
DANIA POINTE - PHASE II (3)	FL	-	-	263,235	26,550	236,685	263,235	13,344	249,891	-	2016(C)
EMBASSY LAKES	FL	6,565	18,104	873	6,565	18,977	25,542	1,146	24,396	-	2021(A)
FLAGLER PARK	FL	26,163	80,737	7,065	26,725	87,240	113,965	32,380	81,585	-	2007(A)
FT LAUDERDALE #1, FL	FL	1,003	2,602	16,845	1,774	18,676	20,450	12,434	8,016	-	1974(C)
FT. LAUDERDALE/CYPRESS CREEK	FL	14,259	28,042	4,004	14,259	32,046	46,305	13,485	32,820	-	2009(A)
GRAND OAKS VILLAGE	FL	7,409	19,654	413	5,846	21,630	27,476	6,308	21,168	-	2011(A)
GROVE GATE S.C.	FL	366	1,049	793	366	1,842	2,208	1,680	528	-	1968(C)
IVES DAIRY CROSSING	FL	733	4,080	11,511	721	15,603	16,324	10,993	5,331	-	1985(A)
KENDALE LAKES PLAZA	FL	18,491	28,496	(516)	15,362	31,109	46,471	11,135	35,336	-	2009(A)
LARGO PLAZA	FL	23,571	63,604	70	23,571	63,674	87,245	5,362	81,883	-	2021(A)
MAPLEWOOD PLAZA	FL	1,649	6,626	2,019	1,649	8,645	10,294	5,330	4,964	-	1997(A)
MARATHON SHOPPING CENTER	FL	2,413	8,069	1,306	1,515	10,273	11,788	2,400	9,388	-	2013(A)
MERCHANTS WALK	FL	2,581	10,366	10,982	2,581	21,348	23,929	12,337	11,592	-	2001(A)
MILLENIA PLAZA PHASE II	FL	7,711	20,703	5,283	7,698	25,999	33,697	11,064	22,633	-	2009(A)
MILLER ROAD S.C.	FL	1,138	4,552	4,721	1,138	9,273	10,411	6,448	3,963	-	1986(A)
MILLER WEST PLAZA	FL	6,726	10,661	217	6,726	10,878	17,604	2,664	14,940	-	2015(A)
MISSION BELL SHOPPING CENTER	FL	5,056	11,843	8,818	5,067	20,650	25,717	8,853	16,864	-	2004(A)
NASA PLAZA	FL	-	1,754	5,170	-	6,924	6,924	4,562	2,362	-	1968(C)
OAK TREE PLAZA	FL	-	917	2,526	-	3,443	3,443	2,864	579	-	1968(C)
OAKWOOD BUSINESS CTR-BLDG 1	FL	6,793	18,663	3,605	6,793	22,268	29,061	9,067	19,994	-	2009(A)
OAKWOOD PLAZA NORTH	FL	35,301	141,731	2,233	35,301	143,964	179,265	26,976	152,289	-	2016(A)
OAKWOOD PLAZA SOUTH	FL	11,127	40,592	(24)	11,127	40,568	51,695	8,458	43,237	-	2016(A)
PALMS AT TOWN & COUNTRY	FL	30,137	94,674	(513)	30,137	94,161	124,298	6,554	117,744	-	2021(A)
PALMS AT TOWN & COUNTRY LIFESTYLE	FL	26,597	92,088	349	26,597	92,437	119,034	6,391	112,643	-	2021(A)
PARK HILL PLAZA	FL	10,764	19,264	1,458	10,764	20,722	31,486	6,097	25,389	-	2011(A)
PHILLIPS CROSSING	FL	-	53,536	348	-	53,884	53,884	3,753	50,131	-	2021(A)
PLANTATION CROSSING	FL	2,782	8,077	2,713	2,782	10,790	13,572	2,129	11,443	-	2017(A)
POMPANO POINTE S.C.	FL	10,517	14,356	630	10,517	14,986	25,503	2,842	22,661	-	2012(A)
RENAISSANCE CENTER	FL	9,104	36,541	14,700	9,123	51,222	60,345	25,671	34,674	-	1998(A)
RIVERPLACE SHOPPING CTR.	FL	7,503	31,011	2,598	7,200	33,912	41,112	12,921	28,191	-	2010(A)
RIVERSIDE LANDINGS S.C.	FL	3,512	14,440	703	3,512	15,143	18,655	3,454	15,201	-	2015(A)
SEA RANCH CENTRE	FL	3,298	21,259	73	3,298	21,332	24,630	1,464	23,166	-	2021(A)
SHOPPES AT DEERFIELD	FL	19,069	69,485	(67)	19,069	69,418	88,487	5,531	82,956	-	2021(A)
SHOPPES AT DEERFIELD II	FL	788	6,388	3	788	6,391	7,179	366	6,813	-	2021(A)
SHOPS AT SANTA BARBARA PHASE 1	FL	743	5,374	243	743	5,617	6,360	1,359	5,001	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 2	FL	332	2,489	73	332	2,562	2,894	637	2,257	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 3	FL	330	2,359	11	330	2,370	2,700	518	2,182	-	2015(A)
SODO S.C.	FL	-	68,139	6,103	142	74,100	74,242	25,980	48,262	-	2008(A)
SOUTH MIAMI S.C.	FL	1,280	5,134	5,007	1,280	10,141	11,421	5,787	5,634	-	1995(A)
SUNSET 19 S.C.	FL	12,460	55,354	270	12,460	55,624	68,084	4,322	63,762	-	2021(A)
TJ MAXX PLAZA	FL	10,341	38,660	108	10,341	38,768	49,109	2,709	46,400	-	2021(A)
TRI-CITY PLAZA	FL	2,832	11,329	24,275	2,832	35,604	38,436	9,057	29,379	-	1992(A)
TUTTLEBEE PLAZA	FL	255	828	2,834	255	3,662	3,917	2,399	1,518	-	2008(A)
UNIVERSITY TOWN CENTER	FL	5,515	13,041	554	5,515	13,595	19,110	4,738	14,372	-	2011(A)
VILLAGE COMMONS S.C.	FL	2,026	5,106	2,032	2,026	7,138	9,164	2,267	6,897	-	2013(A)
VILLAGE COMMONS SHOPPING CENTER	FL	2,192	8,774	5,811	2,192	14,585	16,777	8,243	8,534	-	1998(A)
VILLAGE GREEN CENTER	FL	11,405	13,466	131	11,405	13,597	25,002	1,278	23,724	17,310	2021(A)
VIZCAYA SQUARE	FL	5,773	20,965	171	5,773	21,136	26,909	1,552	25,357	-	2021(A)
WELLINGTON GREEN COMMONS	FL	19,528	32,521	4	19,528	32,525	52,053	2,367	49,686	15,345	2021(A)
WELLINGTON GREEN PAD SITES	FL	3,854	1,777	2,484	3,854	4,261	8,115	287	7,828	-	2021(A)
WINN DIXIE-MIAMI	FL	2,990	9,410	(52)	3,544	8,804	12,348	1,995	10,353	-	2013(A)
WINTER PARK CORNERS	FL	5,191	42,530	(223)	5,191	42,307	47,498	2,253	45,245	-	2021(A)
BRAELINN VILLAGE	GA	7,315	20,739	290	3,731	24,613	28,344	6,121	22,223	-	2014(A)
BROWNSVILLE COMMONS	GA	593	5,488	(82)	593	5,406	5,999	399	5,600	-	2021(A)
CAMP CREEK MARKETPLACE II	GA	4,441	38,596	53	4,441	38,649	43,090	2,729	40,361	-	2021(A)
EMBRY VILLAGE	GA	18,147	33,010	4,419	18,161	37,415	55,576	24,952	30,624	-	2008(A)
GRAYSON COMMONS	GA	2,600	13,358	(63)	2,600	13,295	15,895	1,273	14,622	-	2021(A)
LAKESIDE MARKETPLACE	GA	2,238	28,579	418	2,238	28,997	31,235	1,849	29,386	-	2021(A)
LAWRENCEVILLE MARKET	GA	8,878	29,691	1,625	9,060	31,134	40,194	9,812	30,382	-	2013(A)
MARKET AT HAYNES BRIDGE	GA	4,881	21,549	1,998	4,890	23,538	28,428	9,634	18,794	-	2008(A)
PERIMETER EXPO PROPERTY	GA	14,770	44,295	2,485	16,142	45,408	61,550	10,045	51,505	-	2016(A)
PERIMETER VILLAGE	GA	5,418	67,522	(132)	5,418	67,390	72,808	4,557	68,251	26,809	2021(A)
RIVERWALK MARKETPLACE	GA	3,512	18,863	27	3,388	19,014	22,402	3,948	18,454	-	2015(A)
ROSWELL CORNERS	GA	4,536	47,054	(115)	4,536	46,939	51,475	2,723	48,752	-	2021(A)
ROSWELL CROSSING	GA	6,270	45,338	19	6,270	45,357	51,627	3,076	48,551	-	2021(A)
THOMPSON BRIDGE COMMONS	GA	414	1,576	-	414	1,576	1,990	66	1,924	-	2021(A)
CLIVE PLAZA	IA	501	2,002	-	501	2,002	2,503	1,382	1,121	-	1996(A)
HAWTHORN HILLS SQUARE	IL	6,784	33,034	3,297	6,784	36,331	43,115	12,958	30,157	-	2012(A)
PLAZA DEL PRADO	IL	10,204	28,410	1,682	10,172	30,124	40,296	6,612	33,684	-	2017(A)
SKOKIE POINTE	IL	-	2,276	9,794	2,628	9,442	12,070	5,198	6,872	-	1997(A)
GREENWOOD S.C.	IN	423	1,883	21,327	1,641	21,992	23,633	5,543	18,090	-	1970(C)
FESTIVAL ON JEFFERSON COURT	KY	5,627	26,790	238	5,627	27,028	32,655	2,579	30,076	-	2021(A)
ADAMS PLAZA	MA	2,089	3,227	224	2,089	3,451	5,540	924	4,616	-	2014(A)
BROADWAY PLAZA	MA	6,485	343	-	6,485	343	6,828	219	6,609	-	2014(A)
FALMOUTH PLAZA	MA	2,361	13,066	1,785	2,361	14,851	17,212	3,454	13,758	-	2014(A)
FELLSWAY PLAZA	MA	5,300	11,014	1,283	5,300	12,297	17,597	3,016	14,581	-	2014(A)
FESTIVAL OF HYANNIS S.C.	MA	15,038	40,683	2,588	15,038	43,271	58,309	11,861	46,448	-	2014(A)
GLENDALE SQUARE	MA	4,699	7,141	438	4,699	7,579	12,278	2,111	10,167	-	2014(A)
LINDEN PLAZA	MA	4,628	3,535	607	4,628	4,142	8,770	1,742	7,028	-	2014(A)
MAIN ST. PLAZA	MA	556	2,139	(33)	523	2,139	2,662	700	1,962	-	2014(A)
MEMORIAL PLAZA	MA	16,411	27,554	1,333	16,411	28,887	45,298	6,321	38,977	-	2014(A)
MILL ST. PLAZA	MA	4,195	6,203	1,060	4,195	7,263	11,458	1,718	9,740	-	2014(A)
MORRISSEY PLAZA	MA	4,097	3,751	2,753	4,097	6,504	10,601	631	9,970	-	2014(A)
NORTH AVE. PLAZA	MA	1,164	1,195	172	1,164	1,367	2,531	471	2,060	-	2014(A)
NORTH QUINCY PLAZA	MA	6,333	17,954	1	3,894	20,394	24,288	4,486	19,802	-	2014(A)
PARADISE PLAZA	MA	4,183	12,195	1,264	4,183	13,459	17,642	3,822	13,820	-	2014(A)
VINNIN SQUARE IN-LINE	MA	582	2,095	28	582	2,123	2,705	430	2,275	-	2014(A)
VINNIN SQUARE PLAZA	MA	5,545	16,324	382	5,545	16,706	22,251	5,196	17,055	-	2014(A)
WASHINGTON ST. PLAZA	MA	11,008	5,652	10,175	12,958	13,877	26,835	4,502	22,333	-	2014(A)
WASHINGTON ST. S.C.	MA	7,381	9,987	3,160	7,381	13,147	20,528	3,035	17,493	-	2014(A)
WAVERLY PLAZA	MA	1,215	3,623	584	1,203	4,219	5,422	1,116	4,306	-	2014(A)
CENTRE COURT-GIANT	MD	3,854	12,770	127	3,854	12,897	16,751	4,204	12,547	3,500	2011(A)
CENTRE COURT-OLD COURT/COURTYD	MD	2,279	5,285	40	2,279	5,325	7,604	1,559	6,045	-	2011(A)
CENTRE COURT-RETAIL/BANK	MD	1,035	7,786	527	1,035	8,313	9,348	2,231	7,117	477	2011(A)
COLUMBIA CROSSING	MD	3,613	34,345	2,533	3,613	36,878	40,491	7,682	32,809	-	2015(A)
COLUMBIA CROSSING II SHOP.CTR.	MD	3,138	19,868	4,614	3,138	24,482	27,620	5,673	21,947	-	2013(A)
COLUMBIA CROSSING OUTPARCELS	MD	1,279	2,871	49,620	14,854	38,916	53,770	5,993	47,777	-	2011(A)
DORSEY'S SEARCH VILLAGE CENTER	MD	6,322	27,996	916	6,322	28,912	35,234	5,933	29,301	-	2015(A)
ENCHANTED FOREST S.C.	MD	20,124	34,345	1,626	20,124	35,971	56,095	8,701	47,394	-	2014(A)
FULLERTON PLAZA	MD	14,238	6,744	10,776	14,238	17,520	31,758	3,675	28,083	-	2014(A)
GAITHERSBURG S.C.	MD	245	6,788	2,046	245	8,834	9,079	5,095	3,984	-	1999(A)
GREENBRIER S.C.	MD	8,891	30,305	1,148	8,891	31,453	40,344	7,389	32,955	-	2014(A)
HARPER'S CHOICE	MD	8,429	18,374	1,952	8,429	20,326	28,755	4,662	24,093	-	2015(A)
HICKORY RIDGE	MD	7,184	26,948	1,172	7,184	28,120	35,304	5,583	29,721	-	2015(A)
HICKORY RIDGE (SUNOCO)	MD	543	2,122	-	543	2,122	2,665	528	2,137	-	2015(A)
INGLESIDE S.C.	MD	10,417	17,889	790	10,417	18,679	29,096	4,923	24,173	-	2014(A)
KENTLANDS MARKET SQUARE	MD	20,167	84,615	19,621	20,167	104,236	124,403	16,761	107,642	-	2016(A)
KINGS CONTRIVANCE	MD	9,308	31,760	1,537	9,308	33,297	42,605	8,760	33,845	-	2014(A)
LAUREL PLAZA	MD	350	1,398	6,687	1,571	6,864	8,435	3,222	5,213	-	1995(A)
LAUREL PLAZA	MD	275	1,101	174	275	1,275	1,550	1,259	291	-	1972(C)
MILL STATION DEVELOPMENT	MD	21,321	-	65,635	16,076	70,880	86,956	4,275	82,681	-	2015(C)
MILL STATION THEATER/RSTRNTS	MD	23,379	1,090	(3,643)	14,738	6,088	20,826	1,851	18,975	-	2016(C)
PIKE CENTER	MD	-	61,389	21,743	21,849	61,283	83,132	2,979	80,153	-	2021(A)
PUTTY HILL PLAZA	MD	4,192	11,112	1,213	4,192	12,325	16,517	4,095	12,422	-	2013(A)
RADCLIFFE CENTER	MD	12,043	21,188	(67)	12,043	21,121	33,164	5,743	27,421	-	2014(A)
RIVERHILL VILLAGE CENTER	MD	16,825	23,282	1,186	16,825	24,468	41,293	6,717	34,576	-	2014(A)
SHAWAN PLAZA	MD	4,466	20,222	(97)	4,466	20,125	24,591	13,763	10,828	-	2008(A)
SHOPS AT DISTRICT HEIGHTS	MD	8,166	21,971	(1,413)	7,298	21,426	28,724	4,058	24,666	-	2015(A)
SNOWDEN SQUARE S.C.	MD	1,929	4,558	5,155	3,326	8,316	11,642	2,526	9,116	-	2012(A)
TIMONIUM CROSSING	MD	2,525	14,863	391	2,525	15,254	17,779	3,559	14,220	-	2014(A)
TIMONIUM SQUARE	MD	6,000	24,283	14,197	7,311	37,169	44,480	19,940	24,540	-	2003(A)
TOWSON PLACE	MD	43,887	101,765	6,803	43,271	109,184	152,455	31,249	121,206	-	2012(A)
VILLAGES AT URBANA	MD	3,190	6	20,514	4,829	18,881	23,710	4,109	19,601	-	2003(A)
WILDE LAKE	MD	1,468	5,870	26,763	2,577	31,524	34,101	12,882	21,219	-	2002(A)
WILKENS BELTWAY PLAZA	MD	9,948	22,126	1,956	9,948	24,082	34,030	5,399	28,631	-	2014(A)
YORK ROAD PLAZA	MD	4,277	37,206	590	4,277	37,796	42,073	8,219	33,854	-	2014(A)
THE FOUNTAINS AT ARBOR LAKES	MN	28,585	66,699	14,854	29,485	80,653	110,138	37,158	72,980	-	2006(A)
CENTER POINT S.C.	MO	-	550	-	-	550	550	550	-	-	1998(A)
BRENNAN STATION	NC	7,750	20,557	258	6,322	22,243	28,565	7,671	20,894	-	2011(A)
BRENNAN STATION OUTPARCEL	NC	628	1,666	(196)	450	1,648	2,098	452	1,646	-	2011(A)
CAPITAL SQUARE	NC	3,528	12,159	16	3,528	12,175	15,703	1,267	14,436	-	2021(A)
CLOVERDALE PLAZA	NC	541	720	7,432	541	8,152	8,693	4,489	4,204	-	1969(C)
CROSSROADS PLAZA	NC	768	3,099	1,270	768	4,369	5,137	2,594	2,543	-	2000(A)
CROSSROADS PLAZA	NC	13,406	86,456	1,965	13,406	88,421	101,827	22,025	79,802	-	2014(A)
DAVIDSON COMMONS	NC	2,979	12,860	655	2,979	13,515	16,494	4,003	12,491	-	2012(A)
FALLS POINTE	NC	4,049	27,415	42	4,049	27,457	31,506	1,642	29,864	-	2021(A)
HIGH HOUSE CROSSING	NC	3,604	10,950	91	3,604	11,041	14,645	1,030	13,615	-	2021(A)
HOPE VALLEY COMMONS	NC	3,743	16,808	67	3,743	16,875	20,618	1,067	19,551	-	2021(A)
JETTON VILLAGE SHOPPES	NC	3,875	10,292	656	2,144	12,679	14,823	3,723	11,100	-	2011(A)
LEESVILLE TOWNE CENTRE	NC	5,693	37,053	30	5,693	37,083	42,776	2,327	40,449	-	2021(A)
MOORESVILLE CROSSING	NC	12,014	30,604	360	11,447	31,531	42,978	14,473	28,505	-	2007(A)
NORTHWOODS S.C.	NC	2,696	9,397	1	2,696	9,398	12,094	787	11,307	-	2021(A)
PARK PLACE SC	NC	5,461	16,163	4,925	5,470	21,079	26,549	10,001	16,548	-	2008(A)
PLEASANT VALLEY PROMENADE	NC	5,209	20,886	23,741	5,209	44,627	49,836	25,613	24,223	-	1993(A)
QUAIL CORNERS	NC	7,318	26,676	2,288	7,318	28,964	36,282	6,719	29,563	-	2014(A)
SIX FORKS S.C.	NC	-	78,366	205	-	78,571	78,571	5,518	73,053	-	2021(A)
STONEHENGE MARKET	NC	3,848	37,900	(173)	3,848	37,727	41,575	1,990	39,585	-	2021(A)
TYVOLA SQUARE	NC	-	4,736	9,573	-	14,309	14,309	10,950	3,359	-	1986(A)
WOODLAWN MARKETPLACE	NC	919	3,571	3,338	919	6,909	7,828	4,873	2,955	-	2008(A)
WOODLAWN SHOPPING CENTER	NC	2,011	5,834	2,138	2,011	7,972	9,983	2,592	7,391	-	2012(A)
ROCKINGHAM PLAZA	NH	2,661	10,644	24,283	3,149	34,439	37,588	17,634	19,954	-	2008(A)
WEBSTER SQUARE	NH	11,683	41,708	7,589	11,683	49,297	60,980	11,449	49,531	-	2014(A)
WEBSTER SQUARE - DSW	NH	1,346	3,638	132	1,346	3,770	5,116	807	4,309	-	2017(A)
WEBSTER SQUARE NORTH	NH	2,163	6,511	245	2,163	6,756	8,919	1,668	7,251	-	2016(A)
CENTRAL PLAZA	NJ	3,170	10,603	2,051	5,145	10,679	15,824	4,034	11,790	-	2013(A)
CLARK SHOPRITE 70 CENTRAL AVE	NJ	3,497	11,694	995	13,960	2,226	16,186	1,493	14,693	-	2013(A)
COMMERCE CENTER EAST	NJ	1,519	5,080	1,753	7,235	1,117	8,352	783	7,569	-	2013(A)
COMMERCE CENTER WEST	NJ	386	1,290	161	794	1,043	1,837	327	1,510	-	2013(A)
COMMONS AT HOLMDEL	NJ	16,538	38,760	9,029	16,538	47,789	64,327	21,089	43,238	-	2004(A)
EAST WINDSOR VILLAGE	NJ	9,335	23,778	994	9,335	24,772	34,107	9,728	24,379	-	2008(A)
GARDEN STATE PAVILIONS	NJ	7,531	10,802	28,443	12,204	34,572	46,776	11,775	35,001	-	2011(A)
HILLVIEW SHOPPING CENTER	NJ	16,008	32,607	2,217	16,008	34,824	50,832	7,768	43,064	-	2014(A)
HOLMDEL TOWNE CENTER	NJ	10,825	43,301	11,678	10,825	54,979	65,804	29,458	36,346	-	2002(A)
MAPLE SHADE	NJ	-	9,958	2,327	-	12,285	12,285	4,170	8,115	-	2009(A)
MARLTON PLAZA	NJ	-	4,319	303	-	4,622	4,622	2,963	1,659	-	1996(A)
NORTH BRUNSWICK PLAZA	NJ	3,205	12,820	30,103	3,205	42,923	46,128	25,150	20,978	-	1994(A)
PISCATAWAY TOWN CENTER	NJ	3,852	15,411	1,761	3,852	17,172	21,024	10,757	10,267	-	1998(A)
PLAZA AT HILLSDALE	NJ	7,602	6,994	1,658	7,602	8,652	16,254	2,665	13,589	-	2014(A)
PLAZA AT SHORT HILLS	NJ	20,155	11,062	786	20,155	11,848	32,003	3,470	28,533	-	2014(A)
RIDGEWOOD S.C.	NJ	450	2,107	1,303	450	3,410	3,860	2,248	1,612	-	1993(A)
SHOP RITE PLAZA	NJ	2,418	6,364	3,007	2,418	9,371	11,789	7,651	4,138	-	1985(C)
UNION CRESCENT III	NJ	7,895	3,011	28,966	8,697	31,175	39,872	22,168	17,704	-	2007(A)
WESTMONT PLAZA	NJ	602	2,405	15,161	602	17,566	18,168	9,460	8,708	-	1994(A)
WILLOWBROOK PLAZA	NJ	15,320	40,997	10,816	15,320	51,813	67,133	12,284	54,849	-	2009(A)
NORTH TOWNE PLAZA - ALBUQUERQUE	NM	3,598	33,327	78	3,598	33,405	37,003	2,691	34,312	-	2021(A)
CHARLESTON COMMONS	NV	29,704	24,267	427	29,704	24,694	54,398	4,162	50,236	-	2021(A)
COLLEGE PARK S.C.-N LAS VEGAS	NV	2,100	18,413	(91)	2,100	18,322	20,422	1,683	18,739	-	2021(A)
D'ANDREA MARKETPLACE	NV	11,556	29,435	852	11,556	30,287	41,843	12,067	29,776	-	2007(A)
DEL MONTE PLAZA	NV	2,489	5,590	1,095	2,210	6,964	9,174	3,640	5,534	535	2006(A)
DEL MONTE PLAZA ANCHOR PARCEL	NV	6,513	17,600	188	6,520	17,781	24,301	3,179	21,122	-	2017(A)
FRANCISCO CENTER	NV	1,800	10,085	(897)	1,800	9,188	10,988	1,041	9,947	-	2021(A)
GALENA JUNCTION	NV	8,931	17,503	1,280	8,931	18,783	27,714	5,480	22,234	-	2015(A)
MCQUEEN CROSSINGS	NV	5,017	20,779	1,298	5,017	22,077	27,094	7,989	19,105	-	2015(A)
RANCHO TOWNE & COUNTRY	NV	7,785	13,364	(20)	7,785	13,344	21,129	1,160	19,969	-	2021(A)
REDFIELD PROMENADE	NV	4,415	32,035	52	4,415	32,087	36,502	10,756	25,746	-	2015(A)
SPARKS MERCANTILE	NV	6,222	17,069	486	6,222	17,555	23,777	5,368	18,409	-	2015(A)
501 NORTH BROADWAY	NY	-	1,176	(50)	-	1,126	1,126	529	597	-	2007(A)
AIRPORT PLAZA	NY	22,711	107,012	5,278	22,711	112,290	135,001	27,158	107,843	-	2015(A)
BELLMORE S.C.	NY	1,272	3,184	1,836	1,272	5,020	6,292	2,713	3,579	-	2004(A)
BIRCHWOOD PLAZA COMMACK	NY	3,630	4,775	1,397	3,630	6,172	9,802	2,557	7,245	-	2007(A)
BRIDGEHAMPTON COMMONS-W&E SIDE	NY	1,812	3,107	42,184	1,858	45,245	47,103	26,390	20,713	-	1972(C)
CARMAN'S PLAZA	NY	12,558	37,290	2,240	12,562	39,526	52,088	995	51,093	-	2022(A)
CHAMPION FOOD SUPERMARKET	NY	758	1,875	(25)	2,241	367	2,608	261	2,347	-	2012(A)
ELMONT S.C.	NY	3,012	7,606	6,885	3,012	14,491	17,503	5,365	12,138	-	2004(A)
ELMSFORD CENTER 1	NY	4,134	1,193	-	4,134	1,193	5,327	332	4,995	-	2013(A)
ELMSFORD CENTER 2	NY	4,076	15,599	1,118	4,245	16,548	20,793	5,366	15,427	-	2013(A)
FAMILY DOLLAR UNION TURNPIKE	NY	909	2,250	244	1,057	2,346	3,403	688	2,715	-	2012(A)
FOREST AVENUE PLAZA	NY	4,559	10,441	3,084	4,559	13,525	18,084	5,055	13,029	-	2005(A)
FRANKLIN SQUARE S.C.	NY	1,079	2,517	3,785	1,079	6,302	7,381	2,508	4,873	-	2004(A)
GREAT NECK OUTPARCEL	NY	4,019	-	-	4,019	-	4,019	-	4,019	-	2022(A)
GREENRIDGE PLAZA	NY	2,940	11,812	8,111	3,148	19,715	22,863	11,302	11,561	-	1997(A)
HAMPTON BAYS PLAZA	NY	1,495	5,979	3,431	1,495	9,410	10,905	8,530	2,375	-	1989(A)
HICKSVILLE PLAZA	NY	3,543	8,266	2,628	3,543	10,894	14,437	5,105	9,332	-	2004(A)
INDEPENDENCE PLAZA	NY	12,279	34,814	230	16,132	31,191	47,323	9,853	37,470	-	2014(A)
JERICHO COMMONS SOUTH	NY	12,368	33,071	3,734	12,368	36,805	49,173	15,032	34,141	2,219	2007(A)
KEY FOOD - 21ST STREET	NY	1,091	2,700	(165)	1,669	1,957	3,626	526	3,100	-	2012(A)
KEY FOOD - ATLANTIC AVE	NY	2,273	5,625	509	4,809	3,598	8,407	1,179	7,228	-	2012(A)
KEY FOOD - CENTRAL AVE.	NY	2,788	6,899	(395)	2,603	6,689	9,292	1,873	7,419	-	2012(A)
KINGS HIGHWAY	NY	2,744	6,811	2,283	2,744	9,094	11,838	4,526	7,312	-	2004(A)
KISSENA BOULEVARD SHOPPING CTR	NY	11,610	2,933	1,801	11,610	4,734	16,344	1,373	14,971	-	2007(A)
LITTLE NECK PLAZA	NY	3,277	13,161	6,172	3,277	19,333	22,610	10,296	12,314	-	2003(A)
MANETTO HILL PLAZA	NY	264	584	16,432	264	17,016	17,280	8,057	9,223	-	1969(C)
MANHASSET CENTER	NY	4,567	19,166	33,401	3,472	53,662	57,134	32,885	24,249	-	1999(A)
MARKET AT BAY SHORE	NY	12,360	30,708	6,722	12,360	37,430	49,790	17,423	32,367	11,994	2006(A)
MASPETH QUEENS-DUANE READE	NY	1,872	4,828	1,037	1,872	5,865	7,737	2,577	5,160	-	2004(A)
MILLERIDGE INN	NY	7,500	481	(34)	7,500	447	7,947	66	7,881	-	2015(A)
MINEOLA CROSSINGS	NY	4,150	7,521	487	4,150	8,008	12,158	3,019	9,139	-	2007(A)
NORTH MASSAPEQUA S.C.	NY	1,881	4,389	(1,787)	-	4,483	4,483	4,328	155	-	2004(A)
OCEAN PLAZA	NY	564	2,269	19	564	2,288	2,852	1,153	1,699	-	2003(A)
RALPH AVENUE PLAZA	NY	4,414	11,340	4,037	4,414	15,377	19,791	6,851	12,940	-	2004(A)
RICHMOND S.C.	NY	2,280	9,028	21,719	2,280	30,747	33,027	17,774	15,253	-	1989(A)
ROMAINE PLAZA	NY	782	1,826	588	782	2,414	3,196	1,088	2,108	-	2005(A)
SEQUAMS SHOPPING CENTER	NY	3,971	8,654	-	3,971	8,654	12,625	60	12,565	-	2022(A)
SHOPRITE S.C.	NY	872	3,488	-	872	3,488	4,360	2,689	1,671	-	1998(A)
STOP & SHOP	NY	21,661	17,636	-	21,661	17,636	39,297	94	39,203	10,608	2022(A)
SMITHTOWN PLAZA	NY	3,528	7,364	613	3,437	8,068	11,505	3,854	7,651	-	2009(A)
SOUTHGATE SHOPPING CENTER	NY	18,822	62,670	6	18,822	62,676	81,498	510	80,988	18,729	2022(A)
SYOSSET CORNERS	NY	6,169	13,302	6	6,169	13,308	19,477	96	19,381	-	2022(A)
SYOSSET S.C.	NY	107	76	2,345	107	2,421	2,528	1,435	1,093	-	1990(C)
THE BOULEVARD	NY	28,724	38,232	244,106	28,724	282,338	311,062	25,827	285,235	-	2006(A)
THE GARDENS AT GREAT NECK	NY	27,956	71,366	-	27,956	71,366	99,322	713	98,609	16,961	2022(A)
THE GREEN COVE PLAZA	NY	17,017	39,206	-	17,017	39,206	56,223	388	55,835	11,153	2022(A)
THE MARKETPLACE	NY	4,498	9,850	-	4,498	9,850	14,348	69	14,279	5,049	2022(A)
TOWNPATH CORNER	NY	2,675	6,408	-	2,675	6,408	9,083	78	9,005	-	2022(A)
TURNPIKE PLAZA	NY	2,472	5,839	1,055	2,472	6,894	9,366	2,556	6,810	-	2011(A)
VETERANS MEMORIAL PLAZA	NY	5,968	23,243	22,616	5,980	45,847	51,827	20,286	31,541	-	1998(A)
WHITE PLAINS S.C.	NY	1,778	4,454	2,947	1,778	7,401	9,179	3,038	6,141	-	2004(A)
WOODBURY COMMON	NY	27,249	28,516	12	27,249	28,528	55,777	261	55,516	16,389	2022(A)
JANTZEN BEACH CENTER	OR	57,575	102,844	1,495	57,588	104,326	161,914	22,366	139,548	-	2017(A)
CENTER SQUARE SHOPPING CENTER	PA	732	2,928	1,302	691	4,271	4,962	3,133	1,829	-	1996(A)
CRANBERRY TOWNSHIP-PARCEL 1&2	PA	10,271	30,770	2,562	6,070	37,533	43,603	7,626	35,977	-	2016(A)
CROSSROADS PLAZA	PA	789	3,155	14,409	976	17,377	18,353	11,677	6,676	-	1986(A)
DEVON VILLAGE	PA	4,856	25,847	773	5,608	25,868	31,476	8,604	22,872	-	2012(A)
FISHTOWN CROSSING	PA	20,398	22,602	3	20,401	22,602	43,003	961	42,042	-	2022(A)
FRANKFORD AVENUE S.C.	PA	732	2,928	-	732	2,928	3,660	1,977	1,683	-	1996(A)
HARRISBURG EAST SHOPPING CTR.	PA	453	6,665	11,736	3,003	15,851	18,854	9,653	9,201	-	2002(A)
HORSHAM POINT	PA	3,813	18,189	160	3,813	18,349	22,162	3,866	18,296	-	2015(A)
LINCOLN SQUARE	PA	90,479	-	75,807	10,533	155,753	166,286	13,886	152,400	-	2017(C)
NORRITON SQUARE	PA	686	2,665	4,436	774	7,013	7,787	5,548	2,239	-	1984(A)
POCONO PLAZA	PA	1,050	2,373	18,402	1,050	20,775	21,825	2,664	19,161	-	1973(C)
SHOPPES AT WYNNEWOOD	PA	7,479	-	3,676	7,479	3,676	11,155	627	10,528	-	2015(C)
SHREWSBURY SQUARE S.C.	PA	8,066	16,998	(2,084)	6,172	16,808	22,980	4,266	18,714	-	2014(A)
SPRINGFIELD S.C.	PA	920	4,982	13,698	920	18,680	19,600	12,682	6,918	-	1983(A)
SUBURBAN SQUARE	PA	70,680	166,351	83,062	71,280	248,813	320,093	72,766	247,327	-	2007(A)
TOWNSHIP LINE S.C.	PA	732	2,928	-	732	2,928	3,660	1,977	1,683	-	1996(A)
WAYNE PLAZA	PA	6,128	15,605	954	6,136	16,551	22,687	6,573	16,114	-	2008(A)
WEXFORD PLAZA	PA	6,414	9,775	13,159	6,299	23,049	29,348	7,228	22,120	-	2010(A)
WHITEHALL MALL	PA	-	5,196	-	-	5,196	5,196	3,508	1,688	-	1996(A)
WHITELAND TOWN CENTER	PA	732	2,928	59	732	2,987	3,719	2,036	1,683	-	1996(A)
WHOLE FOODS AT WYNNEWOOD	PA	15,042	-	11,785	13,772	13,055	26,827	1,632	25,195	-	2014(C)
LOS COLOBOS - BUILDERS SQUARE	PR	4,405	9,628	(538)	4,461	9,034	13,495	8,434	5,061	-	2006(A)
LOS COLOBOS - KMART	PR	4,595	10,120	(827)	4,402	9,486	13,888	8,458	5,430	-	2006(A)
LOS COLOBOS I	PR	12,891	26,047	809	13,613	26,134	39,747	13,930	25,817	-	2006(A)
LOS COLOBOS II	PR	14,894	30,681	1,256	15,142	31,689	46,831	16,923	29,908	-	2006(A)
MANATI VILLA MARIA SC	PR	2,781	5,673	1,822	2,607	7,669	10,276	4,724	5,552	-	2006(A)
PLAZA CENTRO - COSTCO	PR	3,628	10,752	(455)	3,866	10,059	13,925	5,419	8,506	-	2006(A)
PLAZA CENTRO - MALL	PR	19,873	58,719	3,687	19,408	62,871	82,279	28,901	53,378	-	2006(A)
PLAZA CENTRO - RETAIL	PR	5,936	16,510	845	6,026	17,265	23,291	7,916	15,375	-	2006(A)
PLAZA CENTRO - SAM'S CLUB	PR	6,643	20,225	(1,170)	6,520	19,178	25,698	18,026	7,672	-	2006(A)
PONCE TOWNE CENTER	PR	14,433	28,449	5,296	14,903	33,275	48,178	21,166	27,012	-	2006(A)
REXVILLE TOWN CENTER	PR	24,873	48,688	8,036	25,678	55,919	81,597	35,292	46,305	-	2006(A)
TRUJILLO ALTO PLAZA	PR	12,054	24,446	6,017	12,289	30,228	42,517	16,660	25,857	-	2006(A)
WESTERN PLAZA - MAYAGUEZ ONE	PR	10,858	12,253	794	11,242	12,663	23,905	10,716	13,189	-	2006(A)
WESTERN PLAZA - MAYAGUEZ TWO	PR	16,874	19,911	3,143	16,873	23,055	39,928	18,109	21,819	-	2006(A)
FOREST PARK	SC	1,920	9,545	433	1,920	9,978	11,898	2,877	9,021	-	2012(A)
ST. ANDREWS CENTER	SC	730	3,132	21,942	730	25,074	25,804	13,526	12,278	-	1978(C)
WESTWOOD PLAZA	SC	1,744	6,986	15,235	1,727	22,238	23,965	7,224	16,741	-	1995(A)
WOODRUFF SHOPPING CENTER	SC	3,110	15,501	1,568	3,465	16,714	20,179	5,745	14,434	-	2010(A)
HIGHLAND SQUARE	TN	1,302	2,130	1	1,302	2,131	3,433	61	3,372	-	2021(A)
MENDENHALL COMMONS	TN	1,272	14,826	(7)	1,272	14,819	16,091	1,439	14,652	-	2021(A)
OLD TOWNE VILLAGE	TN	-	4,134	4,602	-	8,736	8,736	6,750	1,986	-	1978(C)
THE COMMONS AT DEXTER LAKE	TN	1,554	14,649	2	1,554	14,651	16,205	2,313	13,892	-	2021(A)
THE COMMONS AT DEXTER LAKE II	TN	567	8,874	-	567	8,874	9,441	676	8,765	-	2021(A)
1350 W. 43RD ST. - WELLS FARGO	TX	3,707	247	1	3,708	247	3,955	13	3,942	-	2022(A)
1934 WEST GRAY	TX	705	4,831	144	705	4,975	5,680	374	5,306	-	2021(A)
1939 WEST GRAY	TX	269	1,731	(7)	269	1,724	1,993	127	1,866	-	2021(A)
43RD STREET CHASE BANK BLDG	TX	497	1,703	56	497	1,759	2,256	94	2,162	-	2021(A)
ACCENT PLAZA	TX	500	2,831	-	500	2,831	3,331	1,900	1,431	-	1996(A)
ALABAMA SHEPHERD S.C.	TX	4,590	21,368	17	4,590	21,385	25,975	2,050	23,925	-	2021(A)
ATASCOCITA COMMONS SHOP.CTR.	TX	16,323	54,587	649	15,580	55,979	71,559	13,595	57,964	-	2013(A)
BAYBROOK GATEWAY	TX	9,441	44,160	134	9,441	44,294	53,735	3,645	50,090	-	2021(A)
BAYBROOK WEBSTER PARCEL	TX	-	2,978	15	-	2,993	2,993	-	2,993	-	2022(A)
BELLAIRE BLVD S.C.	TX	1,334	7,166	12	1,334	7,178	8,512	393	8,119	-	2021(A)
BLALOCK MARKET	TX	-	17,283	50	-	17,333	17,333	1,812	15,521	-	2021(A)
CENTER AT BAYBROOK	TX	6,941	27,727	12,134	6,928	39,874	46,802	22,034	24,768	-	1998(A)
CENTER OF THE HILLS	TX	2,924	11,706	4,722	2,924	16,428	19,352	8,335	11,017	-	2008(A)
CITADEL BUILDING	TX	4,046	12,824	144	4,046	12,968	17,014	478	16,536	-	2021(A)
CONROE MARKETPLACE	TX	18,869	50,757	(1,688)	10,842	57,096	67,938	12,928	55,010	-	2015(A)
COPPERFIELD VILLAGE SHOP.CTR.	TX	7,828	34,864	1,255	7,828	36,119	43,947	8,617	35,330	-	2015(A)
COPPERWOOD VILLAGE	TX	13,848	84,184	1,456	13,848	85,640	99,488	19,371	80,117	-	2015(A)
CYPRESS TOWNE CENTER	TX	6,034	-	2,411	2,252	6,193	8,445	1,908	6,537	-	2003(C)
CYPRESS TOWNE CENTER	TX	12,329	36,836	1,221	8,644	41,742	50,386	8,198	42,188	-	2016(A)
CYPRESS TOWNE CENTER (PHASE II)	TX	2,061	6,158	(1,361)	270	6,588	6,858	1,852	5,006	-	2016(A)
DRISCOLL AT RIVER OAKS-RESI	TX	1,244	145,366	563	1,244	145,929	147,173	4,636	142,537	-	2021(A)
FIESTA TARGET	TX	6,766	7,334	45	6,766	7,379	14,145	697	13,448	-	2021(A)
FIESTA TRAILS	TX	15,185	32,897	284	15,185	33,181	48,366	2,975	45,391	-	2021(A)
GALVESTON PLACE	TX	1,661	28,288	3,248	1,661	31,536	33,197	2,075	31,122	-	2021(A)
GATEWAY STATION	TX	1,374	28,145	4,694	1,375	32,838	34,213	8,624	25,589	-	2011(A)
GATEWAY STATION PHASE II	TX	4,140	12,020	1,153	4,143	13,170	17,313	2,318	14,995	-	2017(A)
GRAND PARKWAY MARKET PLACE II	TX	13,436	-	39,393	12,298	40,531	52,829	5,477	47,352	-	2015(C)
GRAND PARKWAY MARKETPLACE	TX	25,364	-	66,208	21,937	69,635	91,572	9,253	82,319	-	2014(C)
HEB - DAIRY ASHFORD & MEMORIAL	TX	1,076	5,324	1	1,076	5,325	6,401	251	6,150	-	2021(A)
HEIGHTS PLAZA	TX	5,423	10,140	29	5,423	10,169	15,592	845	14,747	-	2021(A)
INDEPENDENCE PLAZA - LAREDO	TX	4,836	53,564	64	4,836	53,628	58,464	3,252	55,212	9,702	2021(A)
INDEPENDENCE PLAZA II - LAREDO	TX	2,482	21,418	11	2,482	21,429	23,911	1,775	22,136	-	2021(A)
KROGER PLAZA	TX	520	2,081	2,439	520	4,520	5,040	2,361	2,679	-	1995(A)
LAKE PRAIRIE TOWN CROSSING	TX	7,897	-	29,654	6,783	30,768	37,551	9,404	28,147	-	2006(C)
LAS TIENDAS PLAZA	TX	8,678	-	27,927	7,944	28,661	36,605	9,023	27,582	-	2005(C)
MONTGOMERY PLAZA	TX	10,739	63,065	978	10,739	64,043	74,782	16,314	58,468	-	2015(A)
MUELLER OUTPARCEL	TX	150	3,351	35	150	3,386	3,536	195	3,341	-	2021(A)
MUELLER REGIONAL RETAIL CENTER	TX	7,352	85,805	554	7,352	86,359	93,711	6,341	87,370	-	2021(A)
NORTH CREEK PLAZA	TX	5,044	34,756	377	5,044	35,133	40,177	2,913	37,264	-	2021(A)
OAK FOREST	TX	13,395	25,275	132	13,395	25,407	38,802	1,639	37,163	-	2021(A)
PLANTATION CENTRE	TX	2,325	34,494	618	2,325	35,112	37,437	2,718	34,719	-	2021(A)
PRESTON LEBANON CROSSING	TX	13,552	-	28,204	12,164	29,592	41,756	11,181	30,575	-	2006(C)
RANDALLS CENTER/KINGS CROSSING	TX	3,717	21,363	2,892	3,717	24,255	27,972	1,588	26,384	-	2021(A)
RICHMOND SQUARE	TX	7,568	15,432	(235)	7,568	15,197	22,765	712	22,053	-	2021(A)
RIVER OAKS S.C. EAST	TX	5,766	13,882	14	5,766	13,896	19,662	966	18,696	-	2021(A)
RIVER OAKS S.C. WEST	TX	14,185	138,022	1,442	14,185	139,464	153,649	7,882	145,767	-	2021(A)
ROCK PRAIRIE MARKETPLACE	TX	-	8,004	(106)	-	7,898	7,898	387	7,511	-	2021(A)
SHOPPES AT MEMORIAL VILLAGES	TX	-	41,493	(216)	-	41,277	41,277	2,596	38,681	-	2021(A)
SHOPS AT HILSHIRE VILLAGE	TX	11,206	19,092	181	11,206	19,273	30,479	1,563	28,916	-	2021(A)
SHOPS AT KIRBY DRIVE	TX	969	5,031	(163)	969	4,868	5,837	271	5,566	-	2021(A)
SHOPS AT THREE CORNERS	TX	7,094	59,795	(386)	7,094	59,409	66,503	4,102	62,401	-	2021(A)
STEVENS RANCH	TX	18,143	6,407	267	18,143	6,674	24,817	481	24,336	-	2021(A)
THE CENTRE AT COPPERFIELD	TX	6,723	22,525	590	6,723	23,115	29,838	6,305	23,533	-	2015(A)
THE CENTRE AT POST OAK	TX	12,642	100,658	(140)	12,642	100,518	113,160	7,109	106,051	-	2021(A)
THE SHOPPES @ WILDERNESS OAKS	TX	4,359	8,964	(1,412)	2,723	9,188	11,911	373	11,538	-	2021(A)
TOMBALL CROSSINGS	TX	8,517	28,484	1,307	7,965	30,343	38,308	7,344	30,964	-	2013(A)
TOMBALL MARKETPLACE	TX	4,280	31,793	73	4,280	31,866	36,146	2,792	33,354	-	2021(A)
TRENTON CROSSING - NORTH MCALLEN	TX	6,279	29,686	1,836	6,279	31,522	37,801	2,968	34,833	-	2021(A)
VILLAGE PLAZA AT BUNKER HILL	TX	21,320	233,086	664	21,320	233,750	255,070	13,124	241,946	71,352	2021(A)
WESTCHASE S.C.	TX	7,547	35,653	14	7,547	35,667	43,214	2,398	40,816	13,989	2021(A)
WESTHILL VILLAGE	TX	11,948	26,479	416	11,948	26,895	38,843	2,225	36,618	-	2021(A)
WOODBRIDGE SHOPPING CENTER	TX	2,569	6,814	516	2,569	7,330	9,899	2,664	7,235	-	2012(A)
BURKE TOWN PLAZA	VA	-	43,240	(5,257)	-	37,983	37,983	9,149	28,834	-	2014(A)
CENTRO ARLINGTON	VA	3,937	35,103	1,360	3,937	36,463	40,400	1,235	39,165	-	2021(A)
CENTRO ARLINGTON-RESI	VA	15,012	155,639	54	15,012	155,693	170,705	3,646	167,059	-	2021(A)
DOCSTONE COMMONS	VA	3,839	11,468	565	3,904	11,968	15,872	2,362	13,510	-	2016(A)
DOCSTONE O/P - STAPLES	VA	1,425	4,318	(828)	1,168	3,747	4,915	956	3,959	-	2016(A)
DULLES TOWN CROSSING	VA	53,285	104,176	787	53,285	104,963	158,248	27,893	130,355	-	2015(A)
GORDON PLAZA	VA	-	3,331	5,593	5,573	3,351	8,924	650	8,274	-	2017(A)
HILLTOP VILLAGE CENTER	VA	23,409	93,673	326	23,409	93,999	117,408	4,573	112,835	-	2021(A)
OLD TOWN PLAZA	VA	4,500	41,570	(14,427)	3,053	28,590	31,643	8,406	23,237	-	2007(A)
POTOMAC RUN PLAZA	VA	27,370	48,451	3,828	27,370	52,279	79,649	19,497	60,152	-	2008(A)
STAFFORD MARKETPLACE	VA	26,893	86,450	4,023	26,893	90,473	117,366	20,469	96,897	-	2015(A)
WEST ALEX - RETAIL	VA	6,043	55,434	830	6,043	56,264	62,307	2,060	60,247	-	2021(A)
WEST ALEX-OFFICE	VA	1,479	10,458	-	1,479	10,458	11,937	357	11,580	-	2021(A)
WEST ALEX-RESI	VA	15,892	65,282	235	15,892	65,517	81,409	3,729	77,680	-	2021(A)
AUBURN NORTH	WA	7,786	18,158	11,907	7,786	30,065	37,851	10,635	27,216	-	2007(A)
COVINGTON ESPLANADE	WA	6,009	47,941	59	6,009	48,000	54,009	2,200	51,809	-	2021(A)
FRANKLIN PARK COMMONS	WA	5,419	11,989	8,019	5,419	20,008	25,427	5,052	20,375	-	2015(A)
FRONTIER VILLAGE SHOPPING CTR.	WA	10,751	44,861	2,768	10,751	47,629	58,380	10,992	47,388	-	2012(A)
GATEWAY SHOPPING CENTER	WA	6,938	11,270	9,478	6,938	20,748	27,686	3,646	24,040	-	2016(A)
SILVERDALE PLAZA	WA	3,875	33,109	667	3,756	33,895	37,651	9,606	28,045	-	2012(A)
THE MARKETPLACE AT FACTORIA	WA	60,502	92,696	12,631	60,502	105,327	165,829	29,161	136,668	-	2013(A)
THE WHITTAKER	WA	15,799	23,508	80	15,799	23,588	39,387	1,458	37,929	-	2021(A)
OTHER PROPERTY INTERESTS
ASANTE RETAIL CENTER	AZ	8,703	3,406	(1,070)	11,039	-	11,039	-	11,039	-	2004(C)
GLADDEN FARMS	AZ	4,010	-	-	4,010	-	4,010	-	4,010	-	2021(A)
HOMESTEAD-WACHTEL LAND LEASE	FL	150	-	-	150	-	150	-	150	-	2013(A)
PALM COAST LANDING OUTPARCELS	FL	1,460	-	5	1,460	5	1,465	-	1,465	-	2021(A)
LAKE WALES S.C.	FL	601	-	-	601	-	601	-	601	-	2009(A)
FLINT - VACANT LAND	MI	101	-	(10)	91	-	91	-	91	-	2012(A)
CHARLOTTE SPORTS & FITNESS CTR	NC	501	1,859	556	501	2,415	2,916	2,046	870	-	1986(A)
SURF CITY CROSSING	NC	5,260	-	(671)	4,589	-	4,589	-	4,589	-	2021(A)
THE SHOPPES AT CAVENESS FARMS	NC	5,470	-	19	5,470	19	5,489	-	5,489	-	2021(A)
WAKE FOREST CROSSING II - LAND ONLY	NC	520	-	-	520	-	520	-	520	-	2021(A)
WAKEFIELD COMMONS III	NC	6,506	-	(5,397)	787	322	1,109	305	804	-	2001(C)
WAKEFIELD CROSSINGS	NC	3,414	-	(3,277)	137	-	137	-	137	-	2001(C)
HILLSBOROUGH PROMENADE	NJ	11,887	-	(6,632)	5,006	249	5,255	114	5,141	-	2001(C)
JERICHO ATRIUM	NY	10,624	20,065	4,925	10,624	24,990	35,614	7,539	28,075	-	2016(A)
KEY BANK BUILDING	NY	1,500	40,487	(8,329)	669	32,989	33,658	22,159	11,499	-	2006(A)
MANHASSET CENTER (RESIDENTIAL)	NY	950	-	-	950	-	950	-	950	-	2012(A)
MERRY LANE (PARKING LOT)	NY	1,486	2	1,513	1,486	1,515	3,001	-	3,001	-	2007(A)
NORTHPORT LAND PARCEL	NY	-	14	82	-	96	96	10	86	-	2012(A)
MCMINNVILLE PLAZA	OR	4,062	-	431	4,062	431	4,493	-	4,493	-	2006(C)
COULTER AVE. PARCEL	PA	578	1,348	17,607	16,795	2,738	19,533	1	19,532	-	2015(A)
1935 WEST GRAY	TX	780	-	4	780	4	784	-	784	-	2021(A)
2503 MCCUE, LLC	TX	-	2,287	-	-	2,287	2,287	625	1,662	-	2021(A)
CULLEN BLVD. AND EAST OREM DR.	TX	1,590	-	-	1,590	-	1,590	-	1,590	-	2021(A)
NORTH TOWNE PLAZA - BROWNSVILLE	TX	1,517	-	28	1,517	28	1,545	2	1,543	-	2021(A)
RICHMOND SQUARE - PAD	TX	570	-	-	570	-	570	-	570	-	2021(A)
TEXAS CITY LAND	TX	1,000	-	-	1,000	-	1,000	-	1,000	-	2021(A)
WESTOVER SQUARE	TX	1,520	-	(665)	855	-	855	-	855	-	2021(A)
BLUE RIDGE	Various	12,347	71,530	(52,241)	3,514	28,122	31,636	20,501	11,135	-	2005(A)
BALANCE OF PORTFOLIO (4)	Various	1,907	65,127	(25,469)	-	41,565	41,565	4,282	37,283	-

TOTALS		$4,157,793	$11,688,092	$2,611,357	$4,124,542	$14,332,700	$18,457,242	$3,417,414	$15,039,828	$376,917

(1)

The negative balance for costs capitalized subsequent to acquisition could include parcels/out-parcels sold, assets held-for-sale, provision for losses and/or demolition of part of a property for redevelopment.

(2)	Includes fair market value of debt adjustments, net and deferred financing costs, net.
(3)	Shopping center includes land held for development.
(4)	Includes fixtures, leasehold improvements and other costs capitalized.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements (in years)	5	to	50
Fixtures, building and leasehold improvements (including certain identified intangible assets)	Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $17.0 billion at December 31, 2022.

The changes in total real estate assets for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Balance, beginning of period	$18,052,271	$12,068,827	$11,929,276
Additions during period:
Acquisitions	542,789	5,765,363	10,449
Improvements	183,561	153,698	210,390
Transfers from unconsolidated joint ventures	-	785,334	-
Deductions during period:
Sales and assets held-for-sale	(271,347)	(205,057)	(30,764)
Transfers to operating lease right-of-use assets, net	-	-	-
Transfers to unconsolidated joint ventures	-	(433,829)	-
Adjustment for fully depreciated assets	(36,032)	(82,065)	(45,042)
Adjustment of property carrying values	(14,000)	-	(5,482)
Balance, end of period	$18,457,242	$18,052,271	$12,068,827

The changes in accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Balance, beginning of period	$3,010,699	$2,717,114	$2,500,053
Additions during period:
Depreciation for year	493,075	378,416	265,144
Deductions during period:
Sales and assets held-for-sale	(50,328)	(2,766)	(3,041)
Transfers to operating lease right-of-use assets, net	-	-	-
Adjustment for fully depreciated assets/other	(36,032)	(82,065)	(45,042)
Balance, end of period	$3,417,414	$3,010,699	$2,717,114

Reclassifications:

Certain amounts in the prior period have been reclassified in order to conform with the current period's presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2022
(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Original Face Amount of Mortgages	Carrying Amount of Mortgages (b)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgage Loans:
Retail
Lynwood, CA	9.00%	Jun-25	I	$-	$16,463	$16,463	$-
Jacksonville, FL	10.00%	Nov-26	I	-	15,000	15,000	-
San Antonio, TX	12.50%	Sep-27	I	-	21,500	16,359	-
Fairfax, VA	8.00%	May-29	I	-	14,000	14,000	-
Euless, TX	10.00%	Jun-29	I	-	19,600	19,600	-
Las Vegas, NV	12.00%	May-33	I	-	3,075	3,075	-
Las Vegas, NV	7.00%	Oct-53	I	-	3,410	3,410	-

Nonretail
Commack, NY	7.41%	Oct-26	P&I	-	1,354	166	-
Melbourne, FL	6.88%	Dec-30	P&I	-	500	206	-

Other Financing Loans:
Nonretail
Borrower A	8.64%	Apr-23	P&I	-	175	35	-
Borrower B	7.00%	Mar-31	P&I	-	397	345	-
Allowance for Credit losses:				-	-	(1,300)	-

				$-	$95,474	$87,359	$-

(a) I = Interest only; P&I = Principal & Interest.
(b) The aggregate cost for Federal income tax purposes was approximately $87.3 million as of December 31, 2022.

For a reconciliation of mortgage and other financing receivables from January 1, 2020 to December 31, 2022, see Footnote 12 of the Notes to the Consolidated Financial Statements included in this Form 10-K.

The Company feels it is not practicable to estimate the fair value of each receivable as quoted market prices are not available.
The cost of obtaining an independent valuation on these assets is deemed excessive considering the materiality of the total receivables.