Form 10-Q
period 2023-03-31
KIMCO REALTY CORP; Kimco Realty OP, LLC
filed 2023-04-28
CIK 879101, 1959472

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:   1-10899 (Kimco Realty Corporation)

Commission file number: 333-269102-01 (Kimco Realty OP, LLC)

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

As of April 20, 2023, Kimco Realty Corporation had 619,891,809 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2023, of Kimco Realty Corporation (the “Company”) and Kimco Realty OP, LLC (“Kimco OP”). Prior to January 1, 2023, the Company’s business was conducted through a predecessor entity also known as Kimco Realty Corporation (the “Predecessor”). On December 14, 2022, the Predecessor’s Board of Directors approved the entry into an Agreement and Plan of Merger (the “UPREIT Merger”) with the company formerly known as New KRC Corp., which was a Maryland corporation and wholly owned subsidiary of the Predecessor (the “Parent Company”), and KRC Merger Sub Corp., which was a Maryland corporation and wholly owned subsidiary of the Parent Company (“Merger Sub”), to effect the reorganization (the “Reorganization”) of the Predecessor’s business into an umbrella partnership real estate investment trust, or “UPREIT”.

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

The Parent Company is a real estate investment trust ("REIT") and is the sole member and managing member of Kimco OP. As of March 31, 2023, the Parent Company owned 100% of the outstanding limited liability company interests (the "OP Units") in Kimco OP.

Stockholders' equity and members’ capital are the primary areas of difference between the unaudited Condensed Consolidated Financial Statements of the Parent Company and those of Kimco OP. Kimco OP’s capital currently includes OP Units owned solely by the Parent, and may in the future include non-controlling OP Units owned by third parties. OP Units owned by third parties, if any, will be accounted for within capital on Kimco OP’s financial statements and in non-controlling interests in the Parent Company’s financial statements.

The Parent Company consolidates Kimco OP for financial reporting purposes, and the Parent Company does not have significant assets other than its investment in Kimco OP. Therefore, while stockholders’ equity and members’ capital differ as discussed above, the assets and liabilities of the Parent Company and Kimco OP are the same on their respective financial statements.

The Company believes combining the quarterly reports on Form 10-Q of the Parent Company and Kimco OP into this single report provides the following benefits:

●	Enhances investors' understanding of the Parent Company and Kimco OP by enabling investors to view the businesses as a whole in the same manner as management views and operates the business;
●	Eliminates duplicative disclosure and provides a more concise and readable presentation because a substantial portion of the disclosure applies to both the Parent Company and Kimco OP; and
●	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

In order to highlight the differences between the Parent Company and Kimco OP, there are sections in this Quarterly Report that separately discuss the Parent Company and Kimco OP, including separate financial statements (but combined footnotes), separate controls and procedures sections, and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure for the Parent Company and Kimco OP, unless context otherwise requires, this Quarterly Report refers to actions or holdings of Parent Company and/or Kimco OP as being the actions or holdings of the Company (either directly or through its subsidiaries, including Kimco OP).

Throughout this Quarterly Report, unless the context requires otherwise:

●	The “Company,” “we,” “our” or “us” refer to:
o	for the period prior to January 1, 2023 (the period preceding the UPREIT Merger), the Predecessor and its business and operations conducted through its directly or indirectly owned subsidiaries;
o

for the period on or after January 1, 2023, (the period from and following the UPREIT Merger), the Parent Company and its business and operations conducted through its directly or indirectly owned subsidiaries, including Kimco OP; and

o	in statements regarding qualification as a real estate investment trust (“REIT”), such terms refer solely to the Predecessor or Parent Company, as applicable.
●	“Kimco OP” refers to Kimco Realty OP, LLC, our operating company following the UPREIT Merger.
●

References to “shares” and “shareholders” refer to the shares and shareholders of the Predecessor prior to January 1, 2023 and of the Parent Company on or after January 1, 2023, and not the limited liability company interests of Kimco OP.

PART I - FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share information)

	March 31, 2023	December 31, 2022
Assets:
Real estate, net of accumulated depreciation and amortization of $3,523,503 and $3,417,414, respectively	$15,108,018	$15,039,828
Investments in and advances to real estate joint ventures	1,092,477	1,091,551
Other investments	132,935	107,581
Cash and cash equivalents	329,177	149,829
Marketable securities	451,583	597,732
Accounts and notes receivable, net	303,063	304,226
Operating lease right-of-use assets, net	132,020	133,733
Other assets	411,956	401,642
Total assets (1)	$17,961,229	$17,826,122

Liabilities:
Notes payable, net	$6,778,050	$6,780,969
Mortgages payable, net	374,285	376,917
Accounts payable and accrued expenses	203,053	207,815
Dividends payable	5,322	5,326
Operating lease liabilities	112,413	113,679
Other liabilities	609,266	601,574
Total liabilities (1)	8,082,389	8,086,280
Redeemable noncontrolling interests	92,933	92,933

Commitments and Contingencies (Footnote 17)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 19,421 and 19,435 shares, respectively; Aggregate liquidation preference $485,536 and $489,868, respectively	19	19
Common stock, $.01 par value, authorized 750,000,000 shares; Issued and outstanding 619,891,809 and 618,483,565 shares, respectively	6,199	6,185
Paid-in capital	9,614,913	9,618,271
Retained earnings/(cumulative distributions in excess of net income)	21,390	(119,548)
Accumulated other comprehensive income	10,581	10,581
Total stockholders' equity	9,653,102	9,515,508
Noncontrolling interests	132,805	131,401
Total equity	9,785,907	9,646,909
Total liabilities and equity	$17,961,229	$17,826,122

(1)    Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2023 and December 31, 2022 of $435,118 and $436,605, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at March 31, 2023 and December 31, 2022 of $198,959 and $199,132, respectively.  See Footnote 12 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Revenues from rental properties, net	$438,338	$422,654
Management and other fee income	4,554	4,595
Total revenues	442,892	427,249

Operating expenses
Rent	(4,013)	(4,081)
Real estate taxes	(57,506)	(54,314)
Operating and maintenance	(75,242)	(69,225)
General and administrative	(34,749)	(29,948)
Impairment charges	(11,806)	(272)
Depreciation and amortization	(126,301)	(130,294)
Total operating expenses	(309,617)	(288,134)

Gain on sale of properties	39,206	4,193

Operating income	172,481	143,308

Other income/(expense)
Special dividend income	194,116	-
Other income, net	3,132	5,983
(Loss)/gain on marketable securities, net	(10,144)	121,764
Interest expense	(61,306)	(57,019)
Early extinguishment of debt charges	-	(7,173)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	298,279	206,863

(Provision)/benefit for income taxes, net	(30,829)	153
Equity in income of joint ventures, net	24,204	23,570
Equity in income of other investments, net	2,122	5,373

Net income	293,776	235,959

Net (income)/loss attributable to noncontrolling interests	(4,013)	1,343

Net income attributable to the Company	289,763	237,302

Preferred dividends, net	(6,251)	(6,354)

Net income available to the Company's common shareholders	$283,512	$230,948

Per common share:
Net income available to the Company's common shareholders:
-Basic	$0.46	$0.37
-Diluted	$0.46	$0.37

Weighted average shares:
-Basic	616,489	614,767
-Diluted	619,628	616,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$293,776	$235,959
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-
Other comprehensive income	-	-

Comprehensive income	293,776	235,959

Comprehensive (income)/loss attributable to noncontrolling interests	(4,013)	1,343

Comprehensive income attributable to the Company	$289,763	$237,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

(in thousands)

	Preferred Stock		Common Stock		Paid-in	Retained Earnings/ (Cumulative Distributions in Excess	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	of Net Income)	Income	Equity	Interests	Equity

Balance at January 1, 2022	20	$20	616,659	$6,167	$9,591,871	$299,115	$2,216	$9,899,389	$210,793	$10,110,182
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	891	891
Net income/(loss)	-	-	-	-	-	237,302	-	237,302	(1,343)	235,959
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(333)	(333)
Dividends declared to preferred shares	-	-	-	-	-	(6,354)	-	(6,354)	-	(6,354)
Dividends declared to common shares	-	-	-	-	-	(117,404)	-	(117,404)	-	(117,404)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(4,340)	(4,340)
Issuance of common stock	-	-	1,712	17	(17)	-	-	-	-	-
Surrender of restricted common stock	-	-	(570)	(6)	(13,438)	-	-	(13,444)	-	(13,444)
Exercise of common stock options	-	-	128	1	2,567	-	-	2,568	-	2,568
Amortization of equity awards	-	-	-	-	7,437	-	-	7,437	-	7,437
Redemption/conversion of noncontrolling interests	-	-	73	1	1,535	-	-	1,536	(1,536)	-
Balance at March 31, 2022	20	$20	618,002	$6,180	$9,589,955	$412,659	$2,216	$10,011,030	$204,132	$10,215,162

Balance at January 1, 2023	19	$19	618,484	$6,185	$9,618,271	$(119,548)	$10,581	$9,515,508	$131,401	$9,646,909
Net income	-	-	-	-	-	289,763	-	289,763	4,013	293,776
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,546)	(1,546)
Dividends declared to preferred shares	-	-	-	-	-	(6,251)	-	(6,251)	-	(6,251)
Dividends declared to common shares	-	-	-	-	-	(142,574)	-	(142,574)	-	(142,574)
Repurchase of preferred stock	-	-	-	-	(320)	-	-	(320)	-	(320)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,063)	(1,063)
Issuance of common stock	-	-	1,988	20	(20)	-	-	-	-	-
Surrender of restricted common stock	-	-	(753)	(8)	(16,089)	-	-	(16,097)	-	(16,097)
Exercise of common stock options	-	-	173	2	3,725	-	-	3,727	-	3,727
Amortization of equity awards	-	-	-	-	9,346	-	-	9,346	-	9,346
Balance at March 31, 2023	19	$19	619,892	$6,199	$9,614,913	$21,390	$10,581	$9,653,102	$132,805	$9,785,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022

Cash flow from operating activities:
Net income	$293,776	$235,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,301	130,294
Impairment charges	11,806	272
Straight-line rental income adjustments, net	(7,701)	(7,935)
Amortization of above-market and below-market leases, net	(2,989)	(4,297)
Amortization of deferred financing costs and fair value debt adjustments, net	(2,313)	(7,021)
Early extinguishment of debt charges	-	7,173
Equity award expense	9,333	7,513
Gain on sale of properties	(39,206)	(4,193)
Loss/(gain) on marketable securities, net	10,144	(121,764)
Equity in income of joint ventures, net	(24,204)	(23,570)
Equity in income of other investments, net	(2,122)	(5,373)
Distributions from joint ventures and other investments	13,428	25,925
Change in accounts and notes receivable, net	8,887	8,925
Change in accounts payable and accrued expenses	(30,597)	(14,897)
Change in other operating assets and liabilities, net	(19,310)	(32,460)
Net cash flow provided by operating activities	345,233	194,551

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(98,546)	(18,671)
Improvements to operating real estate	(40,202)	(29,435)
Investment in marketable securities	(2,202)	(1,469)
Proceeds from sale of marketable securities	138,207	100
Investment in cost method investment	-	(3,000)
Investments in and advances to real estate joint ventures	(12,848)	(13,116)
Reimbursements of investments in and advances to real estate joint ventures	5,446	8,569
Investments in and advances to other investments	(6,326)	(8,445)
Reimbursements of investments in and advances to other investments	199	24,398
Investment in mortgage and other financing receivables	(11,211)	(3,000)
Collection of mortgage and other financing receivables	59	43
Proceeds from sale of properties	70,983	8,410
Net cash flow provided by/(used for) investing activities	43,559	(35,616)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(37,187)	(85,683)
Principal payments on rental property debt	(2,794)	(2,600)
Proceeds from mortgage loan financings	-	19,000
Proceeds from issuance of unsecured notes	-	600,000
Repayments of unsecured notes	-	(500,000)
Financing origination costs	(6,026)	(10,165)
Payment of early extinguishment of debt charges	-	(6,470)
Contributions from noncontrolling interests	-	891
Redemption/distribution of noncontrolling interests	(2,609)	(4,673)
Dividends paid	(148,882)	(123,758)
Proceeds from issuance of stock, net	3,727	2,568
Repurchase of preferred stock	(268)	-
Shares repurchased for employee tax withholding on equity awards	(16,085)	(13,428)
Change in tenants' security deposits	680	1,038
Net cash flow used for financing activities	(209,444)	(123,280)

Net change in cash, cash equivalents and restricted cash	179,348	35,655
Cash, cash equivalents and restricted cash, beginning of the period	149,829	334,663
Cash, cash equivalents and restricted cash, end of the period	$329,177	$370,318

Interest paid during the period, including payment of early extinguishment of debt charges of $0 and $6,470, respectively (net of capitalized interest of $198 and $102, respectively)	$54,847	$60,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except unit information)

	March 31, 2023	December 31, 2022
Assets:
Real estate, net of accumulated depreciation and amortization of $3,523,503 and $3,417,414, respectively	$15,108,018	$15,039,828
Investments in and advances to real estate joint ventures	1,092,477	1,091,551
Other investments	132,935	107,581
Cash and cash equivalents	329,177	149,829
Marketable securities	451,583	597,732
Accounts and notes receivable, net	303,063	304,226
Operating lease right-of-use assets, net	132,020	133,733
Other assets	411,956	401,642
Total assets (1)	$17,961,229	$17,826,122

Liabilities:
Notes payable, net	$6,778,050	$6,780,969
Mortgages payable, net	374,285	376,917
Accounts payable and accrued expenses	203,053	207,815
Dividends payable	5,322	5,326
Operating lease liabilities	112,413	113,679
Other liabilities	609,266	601,574
Total liabilities (1)	8,082,389	8,086,280
Redeemable noncontrolling interests	92,933	92,933

Commitments and Contingencies (Footnote 17)

Members' capital:
Preferred units; Issued and outstanding 19,421 and 19,435 units, respectively	468,707	469,027
Common units; Issued and outstanding 619,891,809 and 618,483,565 units, respectively	9,173,814	9,035,900
Accumulated other comprehensive income	10,581	10,581
Total members' capital	9,653,102	9,515,508
Noncontrolling interests	132,805	131,401
Total equity	9,785,907	9,646,909
Total liabilities and equity	$17,961,229	$17,826,122

(1)    Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2023 and December 31, 2022 of $435,118 and $436,605, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at March 31, 2023 and December 31, 2022 of $198,959 and $199,132, respectively. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per unit data)

	Three Months Ended March 31,
	2023	2022
Revenues
Revenues from rental properties, net	$438,338	$422,654
Management and other fee income	4,554	4,595
Total revenues	442,892	427,249

Operating expenses
Rent	(4,013)	(4,081)
Real estate taxes	(57,506)	(54,314)
Operating and maintenance	(75,242)	(69,225)
General and administrative	(34,749)	(29,948)
Impairment charges	(11,806)	(272)
Depreciation and amortization	(126,301)	(130,294)
Total operating expenses	(309,617)	(288,134)

Gain on sale of properties	39,206	4,193

Operating income	174,481	143,308

Other income/(expense)
Special dividend income	194,116	-
Other income, net	3,132	5,983
(Loss)/gain on marketable securities, net	(10,144)	121,764
Interest expense	(61,306)	(57,019)
Early extinguishment of debt charges	-	(7,173)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	298,279	206,863

(Provision)/benefit for income taxes, net	(30,829)	153
Equity in income of joint ventures, net	24,204	23,570
Equity in income of other investments, net	2,122	5,373

Net income	293,776	235,959

Net (income)/loss attributable to noncontrolling interests	(4,013)	1,343

Net income attributable to the Company	289,763	237,302

Preferred distributions, net	(6,251)	(6,354)

Net income available to the Company's common unitholders	$283,512	$230,948

Per common unit:
Net income available to the Company's common unitholders:
-Basic	$0.46	$0.37
-Diluted	$0.46	$0.37

Weighted average units:
-Basic	616,489	614,767
-Diluted	619,628	616,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$293,776	$235,959
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-
Other comprehensive income	-	-

Comprehensive income	293,776	235,959

Comprehensive (income)/loss attributable to noncontrolling interests	(4,013)	1,343

Comprehensive income attributable to the Company	$289,763	$237,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

(in thousands)

					Accumulated
					Other	Total
	Preferred Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Income	Capital	Interests	Capital

Balance at January 1, 2022	20	$472,533	616,659	$9,424,640	$2,216	$9,899,389	$210,793	$10,110,182
Contributions from noncontrolling interests	-	-	-	-	-	-	891	891
Net income/(loss)	-	6,354	-	230,948	-	237,302	(1,343)	235,959
Redeemable noncontrolling interests income	-	-	-	-	-	-	(333)	(333)
Distributions declared to preferred unitholders	-	(6,354)	-	-	-	(6,354)	-	(6,354)
Distributions declared to common unitholders	-	-	-	(117,404)	-	(117,404)	-	(117,404)
Distributions to noncontrolling interests	-	-	-	-	-	-	(4,340)	(4,340)
Issuance of common units	-	-	1,712	-	-	-	-	-
Surrender of restricted common units	-	-	(570)	(13,444)	-	(13,444)	-	(13,444)
Exercise of common stock options	-	-	128	2,568	-	2,568	-	2,568
Amortization of equity awards	-	-	-	7,437	-	7,437	-	7,437
Redemption/conversion of noncontrolling interests	-	-	73	1,536	-	1,536	(1,536)	-
Balance at March 31, 2022	20	$472,533	618,002	$9,536,281	$2,216	$10,011,030	$204,132	$10,215,162

Balance at January 1, 2023	19	$469,027	618,484	$9,035,900	$10,581	$9,515,508	$131,401	$9,646,909
Net income	-	6,251	-	283,512	-	289,763	4,013	293,776
Redeemable noncontrolling interests income	-	-	-	-	-	-	(1,546)	(1,546)
Distributions declared to preferred unitholders	-	(6,251)	-	-	-	(6,251)	-	(6,251)
Distributions declared to common unitholders	-	-	-	(142,574)	-	(142,574)	-	(142,574)
Repurchase of preferred units	-	(320)	-	-	-	(320)	-	(320)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,063)	(1,063)
Issuance of common units	-	-	1,988	-	-	-	-	-
Surrender of restricted common units	-	-	(753)	(16,097)	-	(16,097)	-	(16,097)
Exercise of common stock options	-	-	173	3,727	-	3,727	-	3,727
Amortization of equity awards	-	-	-	9,346	-	9,346	-	9,346
Balance at March 31, 2023	19	$468,707	619,892	$9,173,814	$10,581	$9,653,102	$132,805	$9,785,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022

Cash flow from operating activities:
Net income	$293,776	$235,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,301	130,294
Impairment charges	11,806	272
Straight-line rental income adjustments, net	(7,701)	(7,935)
Amortization of above-market and below-market leases, net	(2,989)	(4,297)
Amortization of deferred financing costs and fair value debt adjustments, net	(2,313)	(7,021)
Early extinguishment of debt charges	-	7,173
Equity award expense	9,333	7,513
Gain on sale of properties	(39,206)	(4,193)
Loss/(gain) on marketable securities, net	10,144	(121,764)
Equity in income of joint ventures, net	(24,204)	(23,570)
Equity in income of other investments, net	(2,122)	(5,373)
Distributions from joint ventures and other investments	13,428	25,925
Change in accounts and notes receivable, net	8,887	8,925
Change in accounts payable and accrued expenses	(30,597)	(14,897)
Change in other operating assets and liabilities, net	(19,310)	(32,460)
Net cash flow provided by operating activities	345,233	194,551

Cash flow from investing activities:
Acquisition of operating real estate and other related assets	(98,546)	(18,671)
Improvements to operating real estate	(40,202)	(29,435)
Investment in marketable securities	(2,202)	(1,469)
Proceeds from sale of marketable securities	138,207	100
Investment in cost method investment	-	(3,000)
Investments in and advances to real estate joint ventures	(12,848)	(13,116)
Reimbursements of investments in and advances to real estate joint ventures	5,446	8,569
Investments in and advances to other investments	(6,326)	(8,445)
Reimbursements of investments in and advances to other investments	199	24,398
Investment in mortgage and other financing receivables	(11,211)	(3,000)
Collection of mortgage and other financing receivables	59	43
Proceeds from sale of properties	70,983	8,410
Net cash flow provided by/(used for) investing activities	43,559	(35,616)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(37,187)	(85,683)
Principal payments on rental property debt	(2,794)	(2,600)
Proceeds from mortgage loan financings	-	19,000
Proceeds from issuance of unsecured notes	-	600,000
Repayments of unsecured notes	-	(500,000)
Financing origination costs	(6,026)	(10,165)
Payment of early extinguishment of debt charges	-	(6,470)
Contributions from noncontrolling interests	-	891
Redemption/distribution of noncontrolling interests	(2,609)	(4,673)
Distributions to common and preferred unitholders	(148,882)	(123,758)
Proceeds from issuance of stock, net	3,727	2,568
Repurchase of preferred units	(268)	-
Shares repurchased for employee tax withholding on equity awards	(16,085)	(13,428)
Change in tenants' security deposits	680	1,038
Net cash flow used for financing activities	(209,444)	(123,280)

Net change in cash, cash equivalents and restricted cash	179,348	35,655
Cash, cash equivalents and restricted cash, beginning of the period	149,829	334,663
Cash, cash equivalents and restricted cash, end of the period	$329,177	$370,318

Interest paid during the period, including payment of early extinguishment of debt charges of $0 and $6,470, respectively (net of capitalized interest of $198 and $102, respectively)	$54,847	$60,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation (the “Parent Company”) is a real estate investment trust ("REIT"), of which substantially all of the Parent Company’s assets are held by, and substantially all of the  Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the sole managing member and exercises exclusive control over Kimco OP. As of March 31, 2023, the Parent Company owned 100% of the outstanding limited liability company interests (the "OP Units") in Kimco OP. The term "the Company", means the Parent Company and Kimco OP, collectively.

The Company, a Maryland corporation, is North America’s largest publicly traded owner and operator of open-air, grocery-anchored shopping centers and a growing portfolio of mixed-use assets. The Company, its affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, including mixed-use assets which, are anchored primarily by grocery stores, off-price retailers, discounters or service-oriented tenants. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise. The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

The Company elected status as a REIT for federal income tax purposes beginning in its taxable year ended December 31, 1991 and operates in a manner that enables the Company to maintain its status as a REIT.  To qualify as a REIT, the Company must meet several organizational and operational requirements, and is required to annually distribute at least 90% of its net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income, including any net capital gains.  In January 2023, the Company consummated the Reorganization into an UPREIT structure as described in the Explanatory Note at the beginning of this Quarterly Report on Form 10-Q.  If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company, generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined in the Code. The Company maintains certain subsidiaries that have made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), that permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state income taxes on its income, and the Company includes, when applicable, a provision for taxes in its condensed consolidated financial statements.

Economic Conditions

The economy continues to face several issues including inflation risk, bank failures and liquidity constraints, lack of qualified employees, tenant bankruptcies and supply chain issues, which could impact the Company and its tenants. In response to the rising rate of inflation the Federal Reserve has steadily increased interest rates, and may continue to increase interest rates, until the rate of inflation begins to decrease. These increases in interest rates could adversely impact the business and financial results of the Company and its tenants. In addition, slower economic growth and the potential for a recession could have an adverse effect on the Company and its tenants. This could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties. As a result, the Company could feel pricing pressure on rents that it is able to charge to new or renewing tenants, such that future rents and rent spreads could be negatively impacted. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company continues to monitor economic, financial, and social conditions and will assess its asset portfolio for any impairment indicators. If the Company determines that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2023, of the Parent Company and Kimco OP into this single report. The accompanying Condensed Consolidated Financial Statements include the accounts of the Parent Company and Kimco OP and their consolidated subsidiaries. The Reorganization resulted in a merger of entities under common control in accordance with accounting principles generally accepted in the United States ("GAAP"). Accordingly, the accompanying consolidated financial statements including the notes thereto, are presented as if the Reorganization had occurred at the earliest period presented. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as certain disclosures in this Quarterly Report that would duplicate those included in such Annual Report on Form 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its Condensed Consolidated Financial Statements (see Footnote 6 of the Notes to the Company’s Condensed Consolidated Financial Statements).

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. For comparative purposes, for the three months ended  March 31, 2022, the Company reclassified certain cash flows (used for)/provided by operating activities on the Company’s Condensed Consolidated Statements of Cash Flows as follows (in millions):

Three Months Ended March 31, 2022
Operating activities:
Straight-line rental income adjustments, net	$(7.9)
Amortization of above-market and below-market leases, net	$(4.3)
Amortization of deferred financing costs and fair value debt adjustments, net	$(7.0)
Change in accounts and notes receivable, net	$7.9
Change in other operating assets and liabilities, net	$11.3

New Accounting Pronouncements

The following table represents an Accounting Standards Update (“ASU”) to the FASB’s ASCs that, as of  March 31, 2023, is not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

		January 1, 2023	The adoption of this ASU did not have a material impact on the Company’s financial position and/or results of operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Real Estate

Acquisitions

During the three months ended March 31, 2023, the Company acquired the following operating properties, through direct asset purchases or consolidation due to change in control resulting from the purchase of additional interests in certain operating properties held in an unconsolidated joint venture (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Other	Total	GLA*
Portfolio (2 properties) (1)	Various	Jan-23	$69,130	$19,637	$13,019	$101,786	342
Crossroads Plaza Parcel	Cary, NC	Jan-23	2,173	-	-	2,173	5
Northridge Shopping Center Parcel	Arvada, CO	Jan-23	728	-	-	728	57
Stafford Marketplace Parcel (2)	Stafford, VA	Feb-23	-	-	12,527	12,527	87
Tustin Heights (1)	Tustin, CA	Mar-23	26,501	17,550	4,910	48,961	137
			$98,532	$37,187	$30,456	$166,175	628

* Gross leasable area ("GLA")

(1)

Other includes the Company’s previously held equity investments in the Prudential Investment Program and net gains on change in control. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized gains on change in control of interest of $7.7 million, in aggregate, resulting from the fair value adjustments associated with the Company’s previously held equity interests, which are included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income. The Company previously held an ownership interest of 15.0% in these property interests. See Footnote 4 of the Notes to the Company's Condensed Consolidated Financial Statements.

(2)	During the three months ended March 31, 2023, the Company received a land parcel as consideration resulting from the exercise of a termination option of an operating lease.

Included in the Company’s Condensed Consolidated Statements of Income is $2.9 million in total revenues from the date of acquisition through March 31, 2023, for operating properties acquired/consolidated during the three months ended March 31, 2023.

The purchase price for these acquisitions was allocated to real estate and related intangible assets and liabilities acquired, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for properties acquired/consolidated during the three months ended March 31, 2023, is as follows (in thousands):

	Allocation as of March 31, 2023	Weighted Average Amortization Period (in Years)
Land	$51,116	n/a
Building	99,947	50.0
Building improvements	10,125	45.0
Tenant improvements	8,320	4.1
In-place leases	11,080	4.1
Above-market leases	1,329	5.7
Below-market leases	(16,551)	23.6
Other assets	1,777	n/a
Other liabilities	(968)	n/a
Net assets acquired	$166,175

During the three months ended March 31, 2022, the Company acquired the following operating properties, through direct asset purchases (in thousands):

Property Name	Location	Month Acquired	Purchase Price	GLA
Rancho San Marcos Parcel	San Marcos, CA	Jan-22	$2,407	6
Columbia Crossing Parcel	Columbia, MD	Feb-22	16,239	60
			$18,646	66

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dispositions

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Aggregate sales price/gross fair value (1) (2)	$117.6	$8.7
Gain on sale of properties (3)	$39.2	$4.2
Number of properties sold	3	-
Number of parcels sold/(deconsolidated) (1)	3	4

(1)

During 2023, the Company contributed a land parcel and related entitlements, located in Admore, PA, into a preferred equity investment with a gross value of $19.6 million. As a result, the Company no longer consolidates this land parcel and has a non-controlling interest in this investment. See Footnote 5 of the Notes to the Company's Condensed Consolidated Financial Statements for preferred equity investment disclosure.

(2)

During 2023, the Company provided as a lender seller financing of $25.0 million related to the sale of an operating property located in Gresham, OR. See Footnote 9 of the Notes to the Company's Condensed Consolidated Financial Statements for mortgage receivable loan disclosure.

(3)	Before noncontrolling interests of $1.5 million and taxes of $1.2 million for the three months ended March 31, 2023.

Impairments

During the three months ended March 31, 2023, the Company recognized aggregate impairment charges of $11.8 million related to adjustments to property carrying values for properties which the Company is marketing for sale as part of its select capital recycling program and as such, has adjusted the anticipated hold period for such properties. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third party offers. See Footnote 13 to the Notes to the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

4. Investments in and Advances to Real Estate Joint Ventures

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at March 31, 2023 and December 31, 2022 (dollars in millions):

	Noncontrolling Ownership Interest	The Company’s Investment
Joint Venture	As of March 31, 2023	March 31, 2023	December 31, 2022
Prudential Investment Program	15.0%	$144.4	$153.6
Kimco Income Opportunity Portfolio (“KIR”)	52.1%	283.3	281.5
Canada Pension Plan Investment Board (“CPP”)	55.0%	196.7	190.8
Other Institutional Joint Ventures	Various	253.5	256.8
Other Joint Venture Programs	Various	214.6	208.9
Total*		$1,092.5	$1,091.6

*	Representing 108 property interests and 21.9 million square feet of GLA, as of March 31, 2023, and 111 property interests and 22.4 million square feet of GLA, as of December 31, 2022.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the Company’s share of net income for the above investments, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
Joint Venture	2023	2022
Prudential Investment Program	$9.8	$2.4
KIR	9.3	13.4
CPP	2.7	3.1
Other Institutional Joint Ventures	0.7	1.5
Other Joint Venture Programs	1.7	3.2
Total	$24.2	$23.6

During the three months ended March 31, 2023, the Company acquired the remaining 85% interest in three operating properties from KimPru Portfolio, in separate transactions, with an aggregate gross fair value of $150.7 million. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized net gains on change in control of interests of $7.7 million, in aggregate, resulting from the fair value adjustments associated with the Company’s previously held equity interests. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for the operating properties acquired by the Company.

During the three months ended March 31, 2022, certain of the Company’s real estate joint ventures disposed of three properties, in separate transactions, for an aggregate sales price of $81.5 million. These transactions resulted in an aggregate net gain to the Company of $2.6 million for the three months ended March 31, 2022.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2023 and December 31, 2022 (dollars in millions):

	As of March 31, 2023			As of December 31, 2022
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$342.3	5.61%	30.6	$380.1	5.20%	33.1
KIR	273.0	5.82%	48.2	297.9	5.46%	47.2
CPP	82.8	5.70%	40.1	83.1	6.14%	43.0
Other Institutional Joint Ventures	233.6	5.76%	44.7	233.5	4.30%	47.7
Other Joint Venture Programs	376.7	4.34%	68.0	388.8	4.10%	71.8
Total	$1,308.4			$1,383.4

* Includes extension options

5. Other Investments

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity program. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its net investment. As of March 31, 2023, the Company’s net investment under the Preferred Equity program was $94.1 million. During the three months ended March 31, 2023 and 2022, the Company recognized income of $2.4 million and $5.9 million from its preferred equity investments, respectively. These amounts are included in Equity in income of other investments, net on the Company’s Condensed Consolidated Statements of Income.

During 2023, the Company contributed a land parcel and related entitlements, located in Admore, PA, into a preferred equity investment with a gross value of $19.6 million. As a result, the Company no longer consolidates this land parcel and has a non-controlling interest in this investment. As of March 31, 2023, the Company’s investment was $24.3 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Marketable Securities

The amortized cost and unrealized gains, net of marketable securities as of March 31, 2023 and December 31, 2022, are as follows (in thousands):

	As of March 31, 2023	As of December 31, 2022
Marketable securities:
Amortized cost	$70,290	$87,411
Unrealized gains, net	381,293	510,321
Total fair value	$451,583	$597,732

During the three months ended March 31, 2023 and 2022, the Company recognized net unrealized losses on marketable securities of $10.1 million and net unrealized gains on marketable securities of $121.8 million, respectively. These net unrealized gains and losses are included in (Loss)/gain on marketable securities, net on the Company’s Condensed Consolidated Statements of Income.

During the three months ended March 31, 2023, the Company received $194.1 million representing its share of the ACI special dividend payment and recognized this as Special dividend income on the Company’s Condensed Consolidated Statements of Income. As a result, the Company anticipates it may need to make a special dividend payment to maintain its compliance with REIT distribution requirements. The payment of this special dividend may be in the form of cash, common stock or some combination thereof. The Company’s determination regarding any such special dividend and the form thereof will be announced during the year ended December 31, 2023.

Also during the three months ended March 31, 2023, the Company sold 7.1 million shares of Albertsons Companies Inc. (“ACI”) held by the Company, generating net proceeds of $137.4 million. For tax purposes, the Company recognized a long-term capital gain of $115.4 million.  The Company anticipates retaining the proceeds from this stock sale for general corporate purposes and will pay federal and state taxes of $30.0 million on the taxable gain. As of March 31, 2023, the Company held 21.2 million shares of ACI, which had a value of $440.8 million.

In April 2023, the Company sold an additional 7.0 million shares of ACI held by the Company, generating net proceeds of $144.9 million. For tax purposes, the Company will recognize a long-term capital gain of $125.9 million during the three months ended June 30, 2023.  The Company anticipates retaining the proceeds from this stock sale for general corporate purposes and will pay estimated corporate taxes of $32.7 million on the taxable gain.

7. Accounts and Notes Receivable

The components of accounts and notes receivable, net of potentially uncollectible amounts as of March 31, 2023 and December 31, 2022, are as follows (in thousands):

	As of March 31, 2023	As of December 31, 2022
Billed tenant receivables	$39,736	$33,801
Unbilled common area maintenance, insurance and tax reimbursements	40,862	56,001
Deferred rent receivables	1,401	1,905
Defined benefit plan receivable	14,553	14,421
Other receivables	9,066	8,361
Straight-line rent receivables	197,445	189,737
Total accounts and notes receivable, net	$303,063	$304,226

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

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three months ended March 31, 2023 and 2022, is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease income:
Fixed lease income (1)	$348,338	$331,998
Variable lease income (2)	90,071	83,447
Above-market and below-market leases amortization, net	2,989	4,297
Adjustments for potentially uncollectible revenues and disputed amounts (3)	(3,060)	2,912
Total lease income	$438,338	$422,654

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)	The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from less than one to 62.8 years, some of which include options to extend the terms for up to an additional 75 years.

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating and finance leases as of March 31, 2023 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	24.6	0.8
Weighted-average discount rate	6.62%	4.44%

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease cost:
Finance lease cost	$319	$327
Operating lease cost	3,701	2,983
Variable lease cost	561	1,407
Total lease cost	$4,581	$4,717

9. Other Assets

Assets Held-For-Sale

At March 31, 2023, the Company had a land parcel classified as held-for-sale at a net carrying amount of $4.0 million.

Mortgages and Other Financing Receivables

During the three months ended March 31, 2023, the Company provided as a lender the following mortgage loans and other financing receivables (dollars in millions):

Date Issued	Face Amount	Interest Rate	Maturity Date
Feb-23	$11.2	14.00%	Dec-24
Mar-23	$25.0	8.00%	Apr-24

10. Notes and Mortgages Payable

Notes Payable

In February 2023, the Company obtained a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which replaced the Company’s existing $2.0 billion unsecured revolving credit facility which was scheduled to mature in March 2024. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility is guaranteed by the Parent Company. The Credit Facility could be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 77.5 basis points and fluctuates in accordance with the Company’s credit ratings. The interest rate can be further adjusted upward or downward by four basis points (as of March 31, 2023, a two-basis point reduction was achieved) based on the sustainability metric targets, as defined in the agreement (5.66% as of March 31, 2023). Pursuant to the terms of the Credit Facility, the Company continues to be subject to the same covenants under the Company's prior unsecured revolving credit facility. For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 23, 2023, filed as Exhibit 10.20 in our Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, the Credit Facility had no outstanding balance, no appropriations for letters of credit and the Company was in compliance with its covenants.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgages Payable

During the three months ended March 31, 2023, the Company assumed $37.2 million of individual non-recourse mortgage debt through the acquisition of two operating properties, which it subsequently repaid in March 2023.

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

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at January 1,	$92,933	$13,480
Net income	1,546	333
Distributions	(1,546)	(333)
Balance at March 31,	$92,933	$13,480

12. Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s operating properties at March 31, 2023 and December 31, 2022 are 32 consolidated entities, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At March 31, 2023, total assets of these VIEs were $1.8 billion and total liabilities were $199.0 million. At December 31, 2022, total assets of these VIEs were $1.8 billion and total liabilities were $199.1 million.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	As of March 31, 2023	As of December 31, 2022
Number of unencumbered VIEs	29	29
Number of encumbered VIEs	3	3
Total number of consolidated VIEs	32	32

Restricted Assets:
Real estate, net	$421.2	$425.5
Cash and cash equivalents	8.7	7.9
Accounts and notes receivable, net	2.9	1.7
Other assets	2.3	1.5
Total Restricted Assets	$435.1	$436.6

VIE Liabilities:
Mortgages payable, net	$109.7	$109.7
Accounts payable and accrued expenses	11.4	10.9
Operating lease liabilities	5.2	5.2
Other liabilities	72.7	73.3
Total VIE Liabilities	$199.0	$199.1

Unconsolidated Redevelopment Investment

Included in the Company’s preferred equity investments at March 31, 2023, is an unconsolidated development project which is a VIE for which the Company is not the primary beneficiary. This preferred equity investment was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners over the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of March 31, 2023, the Company’s investment in this VIE was $24.3 million, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $34.3 million, which is the capital commitment obligation.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages and construction loan financing.

13. Fair Value Measurements

All financial instruments of the Company are reflected in the accompanying Condensed Consolidated Balance Sheets at amounts which, in management’s estimation, based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values, except those listed below, for which fair values are disclosed. The valuation method used to estimate fair value for fixed-rate and variable-rate debt is based on discounted cash flow analyses, with assumptions that include credit spreads, market yield curves, trading activity, loan amounts and debt maturities. The fair values for marketable securities are based on published values, securities dealers’ estimated market values or comparable market sales. The fair value for embedded derivative liability is based on using the “with-and-without” method. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1)	$6,778,050	$5,870,915	$6,780,969	$5,837,401
Mortgages payable, net (2)	$374,285	$316,139	$376,917	$311,659

(1)

The Company determined that the valuation of its senior unsecured notes were classified within Level 2 of the fair value hierarchy. The estimated fair value amounts classified as Level 2 as of March 31, 2023 and December 31, 2022, were $5.9 billion and $5.8 billion, respectively.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis at  March 31, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2023	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$451,583	$451,583	$-	$-
Liabilities:
Embedded derivative liability	$56,000	$-	$-	$56,000

	Balance at December 31, 2022	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$597,732	$597,732	$-	$-
Liabilities:
Embedded derivative liability	$56,000	$-	$-	$56,000

The significant unobservable input (Level 3 inputs) used in measuring the Company’s embedded derivative liability, which is categorized with Level 3 of the fair value hierarchy as of March 31, 2023, is the discount rate of 8.00%.

Assets measured at fair value on a non-recurring basis at March 31, 2023 are as follows (in thousands):

	Balance at March 31, 2023	Level 1	Level 2	Level 3

Real estate	$15,479	$-	$-	$15,479

During the three months ended March 31, 2023, the Company recognized impairment charges related to adjustments to property carrying values of $11.8 million. The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from letters of intent from third-party offers, which were less than the carrying value of the assets. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

14. Incentive Plans

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan (together with the 2020 Plan, the “Plans”) that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards. At March 31, 2023, the Company had 4.9 million shares of common stock available for issuance under the 2020 Plan.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company recognized expenses associated with its equity awards of $9.3 million and $7.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had $75.4 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 3.2 years.

15. Stockholders’ Equity

Preferred Stock

The Company’s Board of Director’s authorized the repurchase of up to 894,000 depositary shares of Class L preferred stock and 1,048,000 depositary shares of Class M preferred stock, representing up to 1,942 shares of the Company’s preferred stock, par value $1.00 per share, through December 31, 2023. During the three months ended March 31, 2023, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class L	5,540	$111.0
Class M	7,741	$157.0

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share data and par values):

As of March 31, 2023
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,940	$223,499	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,481	262,037	5.250%	$1.31250	$1.00	12/20/2022
		19,421	$485,536

As of December 31, 2022
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,946	$223,637	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,489	262,231	5.250%	$1.31250	$1.00	12/20/2022
		19,435	$485,868

Common Stock

The Company has a share repurchase program, which is scheduled to expire February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended March 31, 2023. As of March 31, 2023, the Company had $224.9 million available under this common share repurchase program.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Three Months Ended March 31,
	2023	2022
Common Shares	$0.23000	$0.19000
Class L Depositary Shares	$0.32031	$0.32031
Class M Depositary Shares	$0.32813	$0.32813

16. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Acquisition of real estate interests from a lease modification	$12,527	$-
Disposition of real estate interests through the issuance of mortgage receivables	$25,000	$-
Deconsolidation of real estate interests through contribution to other investments	$19,618	$-
Surrender of common stock	$16,085	$13,444
Declaration of dividends paid in succeeding period	$5,322	$5,366
Capital expenditures accrual	$35,819	$33,885
Decrease in redeemable noncontrolling interests from redemption of units for common stock	$-	$1,536
Consolidation of Joint Ventures:
Increase in real estate and other net assets	$54,345	$-
Increase in mortgage payables	$37,187	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Condensed Consolidated Balance Sheets to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	As of March 31, 2023	As of December 31, 2022
Cash and cash equivalents	$326,210	$146,970
Restricted cash	2,967	2,859
Total cash, cash equivalents and restricted cash	$329,177	$149,829

17. Commitments and Contingencies

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At March 31, 2023, these letters of credit aggregated $39.8 million.

Funding Commitments

The Company has investments with funding commitments of $64.7 million, of which $41.7 million has been funded as of March 31, 2023.

Other

The Parent Company guarantees the debt securities of Kimco OP. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such guaranteed debt securities.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of March 31, 2023, there were $17.4 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $45.5 million outstanding at March 31, 2023. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of March 31, 2023.

18. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended March 31,
	2023	2022
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company’s common shareholders	$283,512	$230,948
Earnings attributable to participating securities	(1,766)	(1,360)
Net income available to the Company’s common shareholders for basic earnings per share	281,746	229,588
Distributions on convertible units	1,118	11
Net income available to the Company’s common shareholders for diluted earnings per share	$281,864	$229,599

Weighted average common shares outstanding – basic	616,489	614,767
Effect of dilutive securities (1):
Equity awards	584	1,874
Assumed conversion of convertible units	2,555	117
Weighted average common shares outstanding – diluted	619,628	616,758
Net income available to the Company's common shareholders:
Basic earnings per share	$0.46	$0.37
Diluted earnings per share	$0.46	$0.37

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations.

The Company’s unvested restricted share awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares’ participation rights in undistributed earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “commit,” “anticipate,” “estimate,” “project,” “will,” “target,” “plan”, “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the impact of competition, including the availability of acquisition or development opportunities and the costs associated with purchasing and maintaining assets; (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iv) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (v) the potential impact of e-commerce and other changes in consumer buying practices, and changing trends in the retail industry and perceptions by retailers or shoppers, including safety and convenience, (vi) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and risks related to acquisitions not performing in accordance with our expectations, (vii) the Company’s ability to raise capital by selling its assets, (viii) disruptions and increases in operating costs due to inflation and supply chain issues, (ix) risks associated with the development of mixed-use commercial properties, including risks associated with the development, and ownership of non-retail real estate, (x) changes in governmental laws and regulations, including, but not limited to changes in data privacy, environmental (including climate change), safety and health laws, and management’s ability to estimate the impact of such changes, (xi) valuation and risks related to the Company’s joint venture and preferred equity investments and other investments, (xii) valuation of marketable securities and other investments, including the shares of Albertsons Companies, Inc. common stock held by the Company, (xiii) impairment charges, (xiv) criminal cybersecurity attacks disruption, data loss or other security incidents and breaches, (xv) impact of natural disasters and weather and climate-related events, (xvi) pandemics or other health crises, such as coronavirus disease 2019 (“COVID-19”), (xvii) our ability to attract, retain and motivate key personnel, (xviii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (xix) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (xx) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xxi) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity, and (xxii) the Company’s ability to continue to maintain its status as a REIT for federal income tax purposes and potential risks and uncertainties in connection with its UPREIT structure, and (xxiii) the other risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes in  other filings with the Securities and Exchange Commission (“SEC”).

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Overview

Kimco Realty Corporation is a REIT, of which substantially all of the Company’s assets are held by, and substantially all of the Company’s operations are conducted through, Kimco OP, either directly or through its subsidiaries, as the Company’s operating company. The Company is the sole managing member and exercises exclusive control over Kimco OP. As of March 31, 2023, the Parent Company owned 100% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP.

The Company, a Maryland corporation, is North America’s largest publicly traded owner and operator of open-air, grocery-anchored shopping centers and a growing portfolio of mixed-use assets. The terms “Kimco,” the “Company,” “we,” “our” and “us” each refers to Kimco Realty Corporation and our subsidiaries, unless the context indicates otherwise. The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of March 31, 2023, the Company had interests in 529 U.S. shopping center properties, aggregating 90.2 million square feet of gross leasable area (“GLA”), located in 28 states. In addition, the Company had 22 other property interests, primarily through the Company’s preferred equity investments and other investments, totaling 5.7 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

Economic Conditions

The economy continues to face several issues including inflation risk, bank failures and liquidity restraints, the lack of qualified employees, tenant bankruptcies and supply chain issues, which could impact the Company and its tenants. In response to the rising rate of inflation the Federal Reserve has steadily increased interest rates, and may continue to increase interest rates, until the rate of inflation begins to decrease. These increases in interest rates could adversely impact the business and financial results of the Company and its tenants. In addition, slower economic growth and the potential for a recession could have an adverse effect on the Company and its tenants. This could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties. As a result, the Company could feel pricing pressure on rents that it is able to charge to new or renewing tenants, such that future rents and rent spreads could be negatively impacted.

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

Effects of Inflation

Many of the Company’s long-term leases contain provisions designed to help mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants’ gross sales above pre-determined thresholds, which generally increase as prices rise, and/or as a result of escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices.  In addition, many of the Company’s leases are for terms of less than 10 years, which permits the Company to seek to increase rents to market rates upon renewal. To assist in partially mitigating the Company’s exposure to increases in costs and operating expenses, including common area maintenance costs, real estate taxes and insurance, resulting from inflation the Company’s leases include provisions that either (i) require the tenant to pay an allocable share of these operating expenses or (ii) contain fixed contractual amounts, which include escalation clauses, to reimburse these operating expenses.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2023, as compared to the corresponding period in 2022 (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022	Change
Revenues
Revenues from rental properties, net	$438,338	$422,654	$27,084
Management and other fee income	4,554	4,595	(41)
Operating expenses
Rent (1)	(4,013)	(4,081)	68
Real estate taxes	(57,506)	(54,314)	(3,192)
Operating and maintenance (2)	(75,242)	(69,225)	(6,017)
General and administrative (3)	(34,749)	(29,948)	(4,801)
Impairment charges	(11,806)	(272)	(11,534)
Depreciation and amortization	(126,301)	(130,294)	3,993
Gain on sale of properties	39,206	4,193	35,013
Other income/(expense)
Special dividend income	194,116	-	194,116
Other income, net	3,132	5,983	(2,851)
(Loss)/gain on marketable securities, net	(10,144)	121,764	(131,908)
Interest expense	(61,306)	(57,019)	(4,287)
Early extinguishment of debt charges	-	(7,173)	7,173
(Provision)/benefit for income taxes, net	(30,829)	153	(30,982)
Equity in income of joint ventures, net	24,204	23,570	634
Equity in income of other investments, net	2,122	5,373	(3,251)
Net (income)/loss attributable to noncontrolling interests	(4,013)	1,343	(5,356)
Preferred dividends, net	(6,251)	(6,354)	103
Net income available to the Company's common shareholders	$283,512	$230,948	$63,964
Net income available to the Company's common shareholders:
Diluted per common share	$0.46	$0.37	$0.10

(1)	Rent expense primarily relates to ground lease payments for which the Company is the lessee.
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

Net income available to the Company’s common shareholders was $283.5 million for the three months ended March 31, 2023, as compared to $230.9 million for the comparable period in 2022. On a diluted per common share basis, net income available to the Company’s common shareholders for the three months ended March 31, 2023 was $0.46 as compared to $0.37 for the comparable period in 2022.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Income that the Company believes changed significantly and affected Net income available to the Company’s common shareholders during the three months ended March 31, 2023, as compared to the corresponding period in 2022.

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $15.7 million for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily from (i) a net increase in revenues from tenants of $16.6 million primarily due to an increase in leasing activity and net growth in the current portfolio, (ii) an increase in revenues of $11.3 million due to properties acquired during 2023 and 2022 and (iii) an increase in lease termination fee income of $1.3 million, partially offset by (iv) a net decrease of $7.0 million due to changes in credit losses from tenants, (v) a decrease in revenues of $6.2 million due to dispositions during 2023 and 2022 and (vi) a decrease in net straight-line rental income of $0.3 million, primarily due to changes in reserves.

Real estate taxes –

The increase in Real estate taxes of $3.2 million for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to properties acquired during 2023 and 2022, partially offset by dispositions during 2023 and 2022.

Operating and maintenance –

The increase in Operating and maintenance expense of $6.0 million for the months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to (i) properties acquired during 2023 and 2022 and (ii) increases in repairs and maintenance, utilities and other operating costs throughout the Company’s operating properties, partially offset by (iii) dispositions during 2023 and 2022.

General and administrative –

The increase in General and administrative expense of $4.8 million for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to (i) an increase in employee-related expenses of $2.8 million resulting from additional employees hired and (ii) an increase in professional fees and corporate expenses of $2.0 million, primarily related to the Reorganization.

Impairment charges –

During the three months ended March 31, 2023 and 2022, the Company recognized impairment charges related to adjustments to property carrying values of $11.8 million and $0.3 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Depreciation and amortization –

The decrease in Depreciation and amortization of $4.0 million for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to (i) a net decrease of $10.0 million, primarily from fully depreciated assets, write-offs due to tenant vacates and dispositions during 2023 and 2022, partially offset by (ii) an increase of $6.0 million resulting from properties acquired during 2023 and 2022.

Gain on sale of properties –

During the three months ended March 31, 2023, the Company disposed of three operating properties and three land parcels, in separate transactions, for an aggregate sales price of $117.6 million, which resulted in aggregate gains of $39.2 million. During the three months ended March 31, 2022, the Company disposed of four land parcels, in separate transactions, for an aggregate sales price of $8.7 million, which resulted in aggregate gains of $4.2 million.

Special dividend income –

During the three months ended March 31, 2023, the Company received $194.1 million representing its share of the ACI special dividend payment.

(Loss)/gain on marketable securities, net –

The change in (Loss)/gain on marketable securities, net of $131.9 million for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily the result of mark-to-market fluctuations of the shares of ACI common stock held by the Company and the sale of ACI shares during 2023.

Interest expense –

The increase in Interest expense of $4.3 million for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to a decrease in fair market value amortization due to the repayment of senior unsecured notes in 2022.

Early extinguishment of debt charges –

Early extinguishment of debt charges of $7.2 million during the three months ended March 31, 2022, is primarily due to the Company redeeming its $500.0 million 3.40% senior unsecured notes, which were scheduled to mature in November 2022. As a result, the Company incurred a prepayment charge of $6.5 million and $0.7 million in write-off of deferred financing costs.

(Provision)/benefit for income taxes, net –

The change in (Provision)/benefit for income taxes, net of $31.0 million for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to the sale of 7.1 million shares of ACI held by the Company, which generated a taxable long-term capital gain. The Company plans to elect to retain the proceeds from the sale and, as a result, incurred federal and state income taxes aggregating $30.0 million on such gain.

Equity in income of other investments, net –

The decrease in Equity in income of other investments, net of $3.3 million for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to the sale of properties within the Company’s Preferred Equity Program during 2022.

Net (income)/loss attributable to noncontrolling interests –

The change in Net (income)/loss attributable to noncontrolling interests of $5.4 million for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to an increase in net gain on sale of properties within consolidated joint ventures during 2023, as compared to the corresponding period in 2022.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of March 31, 2023, the Company had interests in 529 U.S. shopping center properties, aggregating 90.2 million square feet of gross leasable area (“GLA”), located in 28 states. At March 31, 2023, the Company’s five largest tenants were TJX Companies, The Home Depot, Ross Stores, Albertsons and Amazon/Whole Foods, which represented 3.7%, 2.1%, 1.9%, 1.9% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, marketable securities (including 21.2 million shares of ACI common stock held by the Company, which had a value of $440.8 million at March 31, 2023) and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.0 billion, which can be increased to $2.75 billion through an accordion feature.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months Ended March31,
	2023	2022
Cash, cash equivalents and restricted cash, beginning of the period	$149,829	$334,663
Net cash flow provided by operating activities	345,233	194,551
Net cash flow provided by/(used for) investing activities	43,559	(35,616)
Net cash flow used for financing activities	(209,444)	(123,280)
Net change in cash, cash equivalents and restricted cash	179,348	35,655
Cash, cash equivalents and restricted cash, end of the period	$329,177	$370,318

Operating Activities

Net cash flow provided by operating activities for the three months ended March 31, 2023 was $345.2 million, as compared to $194.6 million for the comparable period in 2022. The increase of $150.6 million is primarily attributable to:

●	special dividend payment from ACI of $194.1 million during 2023;
●	additional operating cash flow generated by operating properties acquired during 2023 and 2022; and
●	new leasing, expansion and re-tenanting of core portfolio properties; partially offset by
●	changes in assets and liabilities due to timing of receipts and payments;
●	a decrease in distributions from the Company’s joint ventures programs; and
●	the disposition of operating properties in 2023 and 2022.

Investing Activities

Net cash flow provided by investing activities was $43.6 million for the three months ended March 31, 2023, as compared to Net cash flow used for investing activities of $35.6 million for the comparable period in 2022.

Investing activities during the three months ended March 31, 2023 primarily consisted of:

Cash inflows:

●	$138.3 million in proceeds from sale of marketable securities, primarily due to the sale of 7.1 million shares of ACI;
●	$71.0 million in proceeds from the sale of three operating properties and three land parcels; and
●	$5.6 million in reimbursements of investments in and advances to real estate joint ventures and other investments, primarily due to the sale of properties within these portfolios.

Cash outflows:

●	$98.5 million for the acquisition/consolidation of three operating properties and two parcels;
●	$40.2 million for improvements to operating real estate primarily related to re-tenanting, tenant improvements and the Company’s active redevelopment pipeline;
●

$19.2 million for investments in and advances to real estate joint ventures and investments in other investments, primarily related to redevelopment projects within these portfolios and a partial paydown of debt within one of the Company’s joint venture investments.

●	$11.2 million for investment in other financing receivable related to one new mortgage receivable; and
●	$2.2 million for investment in marketable securities.

Investing activities during the three months ended March 31, 2022 primarily consisted of:

Cash inflows:

●	$33.0 million in reimbursements of investments in and advances to real estate joint ventures and other investments; and
●	$8.4 million in proceeds from the sale of four land parcels.

Cash outflows:

●	$29.4 million for improvements to operating real estate primarily related to tenant improvements and the Company’s active redevelopment pipeline;
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

Acquisition of Operating Real Estate –

During the three months ended March 31, 2023 and 2022, the Company expended $98.5 million and $18.7 million, respectively, towards the acquisition/consolidation of operating real estate properties. The Company anticipates spending approximately $75.0 million to $125.0 million towards the acquisition of or the purchase of additional interests in operating properties for the remainder of 2023. The Company intends to fund these acquisitions with cash on hand, net cash flow provided by operating activities, proceeds from property dispositions, proceeds from the sale of marketable securities and/or availability under its Credit Facility.

Improvements to Operating Real Estate –

During the three months ended March 31, 2023 and 2022, the Company expended $40.2 million and $29.4 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Redevelopment and renovations	$22,056	$12,274
Tenant improvements and tenant allowances	18,146	17,161
Total improvements	$40,202	$29,435

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2023 will be approximately $180.0 million to $220.0 million. The funding of these capital requirements will be provided by cash on hand, proceeds from property dispositions, proceeds from net cash flow provided by operating activities, the sale of marketable securities, and/or availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $209.4 million for the three months ended March 31, 2023, as compared to $123.3 million for the comparable period in 2022.

Financing activities during the three months ended March 31, 2023 primarily consisted of:

Cash inflows:

●	$3.7 million in proceeds from issuance of stock.

Cash outflows:

●	$148.9 million of dividends paid;
●	$40.0 million in principal payment on debt, including normal amortization of rental property debt;
●	$16.1 million in shares repurchased for employee tax withholding on equity awards;
●	$6.0 million in financing origination costs, in connection with the Company’s Credit Facility; and
●	$2.6 million in redemption/distribution of noncontrolling interests.

Financing activities during the three months ended March 31, 2022 primarily consisted of:

Cash inflows:

●	$600.0 million in proceeds from issuance of 3.20% senior unsecured notes due in 2032; and
●	$19.0 million in proceeds from mortgage loan financing.

Cash outflows:

●	$500.0 million for repayment of its 3.40% senior unsecured notes;
●	$123.8 million of dividends paid;
●	$88.3 million in principal payment on debt, including normal amortization of rental property debt;
●	$13.4 million in shares repurchased for employee tax withholding on equity awards;
●	$10.2 million in financing origination costs, in connection with the Company’s issuance of $600.0 million 3.20% senior unsecured notes;
●	$6.5 million for payment of early extinguishment of debt charges; and
●	$4.7 million in redemption/distribution of noncontrolling interests.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of March 31, 2023, the Company had consolidated floating rate debt totaling $18.2 million, excluding deferred financing costs of $0.1 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

Debt maturities for 2023 consist of: $12.0 million of consolidated debt, $13.0 million of unconsolidated joint venture debt and $32.2 million of debt included in the Company’s preferred equity program, assuming the utilization of extension options where available. The 2023 consolidated debt maturities are anticipated to be repaid with operating cash flows. The 2023 debt maturities on properties in the Company’s unconsolidated joint ventures are anticipated to be repaid through operating cash flows, debt refinancing, proceeds from sales within the respective entities, and partner capital contributions, as deemed appropriate.

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

During January 2023, the Company filed a registration statement on Form S-8 for its 2020 Equity Participation Plan (the “2020 Plan”), which was previously approved by the Company’s stockholders and is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards. At March 31, 2023, the Company had 4.9 million shares of common stock available for issuance under the 2020 Plan

Preferred Stock –

The Company’s Board of Director’s authorized the repurchase of up to 894,000 depositary shares of Class L preferred stock and 1,048,000 depositary shares of Class M preferred stock representing up to 1,942 shares the Company’s preferred stock, par value $1.00 per share, through December 31, 2023. During the three months ended March 31, 2023, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class L	5,540	$111.0
Class M	7,741	$157.0

Common Stock –

The Company has a common share repurchase program, which is scheduled to expire on February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the three months ended March 31, 2023. As of March 31, 2023, the Company had $224.9 million available under this common share repurchase program.

Senior Unsecured Notes –

Kimco OP’s indenture governing its senior unsecured notes contains the following covenants, all of which Kimco OP is compliant with:

Covenant	Must Be	As of March 31, 2023
Consolidated Indebtedness to Total Assets	<60%	37%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.2x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.5x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; Seventh Supplemental Indenture dated as of April 24, 2014; and the Eighth Supplemental Indenture dated as of January 3, 2023, each as filed with the SEC. In connection with the merger with Weingarten Realty Investors (“Weingarten”), the Company assumed senior unsecured notes which have covenants that are similar to Kimco OP’s existing debt covenants for its senior unsecured notes. Please refer to the form Indenture included in Weingarten’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 10, 1995, the First Supplemental Indenture, dated as of August 2, 2006 filed with Weingarten’s Current Report on Form 8-K dated August 2, 2006, and the Second Supplemental Indenture, dated as of October 9, 2012 filed with Weingarten’s Current Report on Form 8-K dated October 9, 2012. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2022 for specific filing information.

Credit Facility –

In February 2023, the Company obtained a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which replaced the Company’s existing $2.0 billion unsecured revolving credit facility which was scheduled to mature in March 2024.  The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028.  The Credit Facility is guaranteed by the Parent Company. The Credit Facility could be increased to $2.75 billion through an accordion feature.  The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 77.5 basis points and fluctuates in accordance with the Company’s credit ratings. The interest rate can be further adjusted upward or downward by four basis points (as of March 31, 2023, a two-basis point reduction was achieved) based on the sustainability metric targets, as defined in the agreement (5.66% as of March 31, 2023).  Pursuant to the terms of the Credit Facility, the Company continues to be subject to the same covenants under the Company’s prior unsecured revolving credit facility. For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 23, 2023, filed as Exhibit 10.20 in our Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, the Credit Facility had no outstanding balance and no appropriations for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of March 31, 2023
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	37%
Total Priority Indebtedness to GAV	<35%	2%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	5.5x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	4.7x

Mortgages Payable –

During the three months ended March 31, 2023, the Company assumed $37.2 million of individual non-recourse mortgage debt through the consolidation of two operating properties which the Company subsequently repaid in March 2023.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of March 31, 2023, the Company had over 485 unencumbered property interests in its portfolio.

Other –

During the three months ended March 31, 2023, the Company received $194.1 million representing its share of the ACI special dividend payment and recognized this as Special dividend income on the Company’s Condensed Consolidated Statements of Income. As a result, the Company anticipates it may need to make a special dividend payment to maintain its compliance with REIT distribution requirements. The payment of this special dividend may be in the form of cash, common stock or some combination thereof. The Company’s determination regarding any such special dividend and the form thereof will be announced during the year end December 31, 2023.

Also during the three months ended March 31, 2023, the Company sold 7.1 million shares of ACI held by the Company, generating net proceeds of $137.4 million. For tax purposes, the Company recognized a long-term capital gain of $115.4 million.  The Company anticipates retaining the proceeds from this stock sale for general corporate purposes and will pay federal and state taxes of $30.0 million on the taxable gain. As of March 31, 2023, the Company holds 21.2 million shares of ACI, which had a value of $440.8 million.

In addition, in April 2023, the Company sold 7.0 million shares of ACI held by the Company, generating net proceeds of $144.9 million. For tax purposes, the Company will recognize a long-term capital gain of $125.9 million during the three months ended June 30, 2023.  The Company anticipates retaining the proceeds from this stock sale for general corporate purposes and will pay estimated corporate taxes of $32.7 million on the taxable gain.

The Parent Company guarantees the debt securities of Kimco OP.  These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such guaranteed debt securities.

The Company has issued letters of credit in connection with completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At March 31, 2023, these letters of credit aggregated $39.8 million.

The Company has an investment with a funding commitment of $64.7 million, of which $41.7 million has been funded as of March 31, 2023.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of March 31, 2023, there were $17.4 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $45.5 million outstanding at March 31, 2023. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as it monitors sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio that reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid for common and preferred stock for the three months ended March 31, 2023 and 2022 were $148.9 million and $123.8 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments with high credit rated institutions. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On February 8, 2023, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M) which were paid on April 17, 2023 to shareholders of record on April 3, 2023. In addition, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per common share, which was paid on March 23, 2023 to shareholders of record on March 9, 2023.

On April 25, 2023, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M), which are scheduled to be paid on July 17, 2023, to shareholders of record on July 3, 2023. Additionally, on April 25, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on June 22, 2023 to shareholders of record on June 8, 2023.

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

FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performances, which does not represent cash generated from operating activities in accordance with GAAP, and therefore, should not be considered an alternative for net income or cash flows from operations as a measure of liquidity.

The Company’s reconciliation of Net income available to the Company’s common shareholders to FFO available to the Company’s common shareholders is reflected in the table below (in thousands, except per share data).

	Three Months Ended March 31,
	2023	2022
Net income available to the Company’s common shareholders	$283,512	$230,948
Gain on sale of properties	(39,206)	(4,193)
Gain on sale of joint venture properties	(7,710)	(2,986)
Depreciation and amortization - real estate related	125,278	129,461
Depreciation and amortization - real estate joint ventures	16,547	16,885
Impairment charges (including real estate joint ventures)	11,803	700
Profit participation from other investments, net	31	(3,663)
Special dividend income	(194,116)	-
Loss/(gain) on marketable securities, net	10,144	(121,764)
Provision/(benefit) for income taxes, net (1)	30,873	(11)
Noncontrolling interests (1)	931	(4,730)
FFO available to the Company’s common shareholders (3)	$238,087	$240,647
Weighted average shares outstanding for FFO calculations:
Basic	616,489	614,767
Units	2,555	2,546
Dilutive effect of equity awards	584	1,874
Diluted (2)	619,628	619,187

FFO per common share – basic	$0.39	$0.39
FFO per common share – diluted (2)	$0.39	$0.39

(1)	Related to gains, impairments, depreciation on properties and gains/(losses) on sales of marketable securities, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $584 and $473 for the three months ended March 31, 2023 and 2022, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted FFO per share calculations.

(3)	Includes Early extinguishment of debt charges of $7.2 million recognized during the three months ended March 31, 2022.

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

Same property NOI is calculated using revenues from rental properties (excluding straight-line rent adjustments, lease termination fees, TIFs and amortization of above/below market rents) less charges for credit losses, operating and maintenance expense, real estate taxes and rent expense plus the Company’s proportionate share of Same property NOI from unconsolidated real estate joint ventures, calculated on the same basis. The Company’s method of calculating Same property NOI available to the Company’s common shareholders may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income available to the Company’s common shareholders	$283,512	$230,948
Adjustments:
Management and other fee income	(4,554)	(4,595)
General and administrative	34,749	29,948
Impairment charges	11,806	272
Depreciation and amortization	126,301	130,294
Gain on sale of properties	(39,206)	(4,193)
Special dividend income	(194,116)	-
Interest and other expense, net	58,174	58,209
Loss/(gain) on marketable securities, net	10,144	(121,764)
Provision/(benefit) for income taxes, net	30,829	(153)
Equity in income of other investments, net	(2,122)	(5,373)
Net income/(loss) attributable to noncontrolling interests	4,013	(1,343)
Preferred dividends, net	6,251	6,354
Non same property net operating income	(15,613)	(16,535)
Non-operational expense from joint ventures, net	16,039	19,684
Same property NOI	$326,207	$321,753

Same property NOI increased by $4.5 million or 1.4% for the three months ended March 31, 2023, as compared to the corresponding period in 2022. This increase is primarily the result of (i) a net increase of $13.4 million primarily related to an increase in rental revenue driven by strong leasing activity, partially offset by (ii) a change in credit losses from tenants of $8.9 million.

Leasing Activity

During the three months ended March 31, 2023, the Company executed 474 leases totaling 4.1 million square feet in the Company’s consolidated operating portfolio comprised of 119 new leases and 355 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $27.9 million, or $37.31 per square foot. These costs include $21.7 million of tenant improvements and $6.2 million of external leasing commissions. The average rent per square foot for (i) new leases was $21.41 and (ii) renewals and options was $17.77.

Tenant Lease Expirations

At March 31, 2023, the Company has a total of 8,315 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	167	586	$13,068	1.0%
2023	544	2,490	$52,771	4.2%
2024	1,168	7,415	$144,014	11.4%
2025	1,172	8,211	$155,610	12.4%
2026	1,105	9,535	$159,917	12.7%
2027	1,155	9,756	$177,434	14.1%
2028	940	9,281	$164,981	13.1%
2029	464	4,201	$77,960	6.2%
2030	326	2,620	$59,345	4.7%
2031	342	2,364	$54,924	4.4%
2032	384	2,783	$54,295	4.3%
2033	298	2,519	$45,286	3.6%

(1)	Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of March 31, 2023, with corresponding weighted-average interest rates sorted by maturity date. The table does not include extension options where available (amounts in millions).

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$12.0	$14.3	$52.6	$-	$34.1	$243.2	$356.2	$298.4
Average Interest Rate	3.23%	4.79%	3.50%	-	4.01%	4.23%	4.09%

Variable Rate	$-	$-	$18.1	$-	$-	$-	$18.1	$17.7
Average Interest Rate	-	-	5.97%	-	-	-	5.97%

Unsecured Debt
Fixed Rate	$-	$652.4	$751.7	$784.5	$436.6	$4,152.9	$6,778.1	$5,870.9
Average Interest Rate	-	3.37%	3.48%	3.06%	4.03%	3.47%	3.45%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.05 million for the three months ended March 31, 2023 if short-term interest rates were 1.0% higher.

Item 4. Controls and Procedures.

Controls and Procedures (Kimco Realty Corporation)

The Parent Company’s management, with the participation of the Parent Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Parent Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Parent Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Parent Company’s disclosure controls and procedures are effective.

There have not been any changes in the Parent Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Controls and Procedures (Kimco Realty OP, LLC)

Kimco OP’s management, with the participation of the Kimco OP’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Kimco OP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Kimco OP’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Kimco OP’s disclosure controls and procedures are effective.

There have not been any changes in Kimco OP’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Kimco OP’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized the repurchase of up to 894,000 depositary shares of Class L preferred stock and 1,048,000 depositary shares of Class M preferred stock representing up to an aggregate of 1,942 shares of the Company’s preferred stock, par value $1.00 per share, through December 31, 2023.

During the three months ended March 31, 2023, the Company repurchased the following Class L depositary shares:

Period	Total Number of Depositary Shares Purchased	Average Price Paid per Depositary Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2023 – January 31, 2023	-	$-	-	$	n/a
February 1, 2023 – February 28, 2023	-	-	-	$	n/a
March 1, 2023 – March 31, 2023	5,540	20.02	-	$	n/a
Total	5,540	$20.02	-

During the three months ended March 31, 2023, the Company repurchased the following Class M depositary shares:

Period	Total Number of Depositary Shares Purchased	Average Price Paid per Depositary Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2023 – January 31, 2023	-	$-	-	$	n/a
February 1, 2023 – February 28, 2023	-	-	-	$	n/a
March 1, 2023 – March 31, 2023	7,741	20.26	-	$	n/a
Total	7,741	$20.26	-

The Company has a common share repurchase program, which is scheduled to expire on February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the three months ended March 31, 2023. As of March 31, 2023, the Company had $224.9 million available under this common share repurchase program.

During the three months ended March 31, 2023, the Company repurchased 750,717 shares of the Company’s common stock for an aggregate purchase price of $16.1 million (weighted average price of $21.43 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2023 – January 31, 2023	-	$-	-	$224.9
February 1, 2023 – February 28, 2023	750,717	21.43	-	$224.9
March 1, 2023 – March 31, 2023	-	-	-	$224.9
Total	750,717	$21.43	-

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

3.1	Articles of Amendment and Restatement of Kimco Realty Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K12B filed on January 3, 2023)
3.2	Amended and Restated Bylaws of Kimco Realty Corporation, dated January 31, 2023 incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 2, 2023
3.3	Articles of Merger (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed on January 3, 2023)
3.4	Certificate of Formation of Kimco Realty OP, LLC (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K12B filed on January 3, 2023)
3.5	Limited Liability Company Agreement of Kimco Realty OP, LLC, dated as of January 3, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K12B filed on January 3, 2023)
4.1

Fourth Supplemental Indenture, dated as of January 3, 2023, between Kimco Realty OP, LLC, as issuer, Kimco Realty Corporation, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K12B filed on January 3, 2023)

4.2

Eighth Supplemental Indenture, dated as of January 3, 2023, between Kimco Realty OP, LLC, as issuer, Kimco Realty Corporation, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed on January 3, 2023)

4.3

Form of Indenture for Senior Debt Securities, among Kimco Realty Corporation, an issuer, Kimco Realty OP, LLC, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4(j) to the prospectus supplement to the prospectus included in the Company’s automatic shelf registration statement on Form S-3 filed on January 3, 2023)

4.4

Fourth Supplemental Indenture, dated January 3, 2023, between Kimco Realty Corporation (successor in interest to Weingarten Realty Investors) and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K12B filed on January 3, 2023).

10.1	Amendment No. 2 to the Kimco Realty Corporation 2010 Equity Participation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K12B filed on January 3, 2023)
10.2	Kimco Realty Corporation Amended and Restated 2020 Equity Participation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K12B filed on January 3, 2023)
10.3

Amendment No. 3 to Amended and Restated Credit Agreement, dated as of January 3, 2023, by and among Kimco Realty OP, LLC, Kimco Realty Corporation, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed on January 3, 2023)

10.4	Parent Guarantee, dated as of January 1, 2023, by Kimco Realty Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on January 3, 2023)
10.5	Amended and Restated Credit Agreement, dated as of February 23, 2023, among Kimco Realty OP, LLC and each of the parties named therein (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 24, 2023)
31.1	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4*	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

April 28, 2023	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

April 28, 2023	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY OP, LLC BY: KIMCO REALTY CORPORATION, managing member

April 28, 2023	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

April 28, 2023	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer