Form 10-Q
period 2023-06-30
KIMCO REALTY CORP; Kimco Realty OP, LLC
filed 2023-07-28
CIK 879101, 1959472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

(516) 869-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Kimco Realty Corporation

	Trading	Name of each exchange on
Title of each class	Symbol(s)	which registered
Common Stock, par value $.01 per share.	KIM	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.125% Class L Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprL	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.250% Class M Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprM	New York Stock Exchange

Kimco Realty OP, LLC

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of July 20, 2023, Kimco Realty Corporation had 619,883,074 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2023, of Kimco Realty Corporation (the “Company”) and Kimco Realty OP, LLC (“Kimco OP”). Prior to January 1, 2023, the Company’s business was conducted through a predecessor entity also known as Kimco Realty Corporation (the “Predecessor”). On December 14, 2022, the Predecessor’s Board of Directors approved the entry into an Agreement and Plan of Merger (the “UPREIT Merger”) with the company formerly known as New KRC Corp., which was a Maryland corporation and wholly owned subsidiary of the Predecessor (the “Parent Company”), and KRC Merger Sub Corp., which was a Maryland corporation and wholly owned subsidiary of the Parent Company (“Merger Sub”), to effect the reorganization (the “Reorganization”) of the Predecessor’s business into an umbrella partnership real estate investment trust, or “UPREIT”.

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

The Parent Company is a real estate investment trust ("REIT") and is the sole member and managing member of Kimco OP. As of June 30, 2023, the Parent Company owned 100% of the outstanding limited liability company interests (the "OP Units") in Kimco OP.

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

PART II - OTHER INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share information)

	June 30, 2023	December 31, 2022
Assets:
Real estate, net of accumulated depreciation and amortization of $3,631,686 and $3,417,414, respectively	$15,019,986	$15,039,828
Investments in and advances to real estate joint ventures	1,098,336	1,091,551
Other investments	136,555	107,581
Cash and cash equivalents	536,477	149,829
Marketable securities	314,826	597,732
Accounts and notes receivable, net	294,608	304,226
Operating lease right-of-use assets, net	130,287	133,733
Other assets	396,643	401,642
Total assets (1)	$17,927,718	$17,826,122

Liabilities:
Notes payable, net	$6,775,080	$6,780,969
Mortgages payable, net	359,609	376,917
Accounts payable and accrued expenses	207,545	207,815
Dividends payable	5,308	5,326
Operating lease liabilities	111,129	113,679
Other liabilities	620,706	601,574
Total liabilities (1)	8,079,377	8,086,280
Redeemable noncontrolling interests	92,933	92,933

Commitments and Contingencies (Footnote 17)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 19,367 and 19,435 shares, respectively; Aggregate liquidation preference $484,179 and $485,868, respectively	19	19
Common stock, $.01 par value, authorized 750,000,000 shares; Issued and outstanding 619,888,890 and 618,483,565 shares, respectively	6,199	6,185
Paid-in capital	9,621,686	9,618,271
Cumulative distributions in excess of net income	(20,748)	(119,548)
Accumulated other comprehensive income	15,942	10,581
Total stockholders' equity	9,623,098	9,515,508
Noncontrolling interests	132,310	131,401
Total equity	9,755,408	9,646,909
Total liabilities and equity	$17,927,718	$17,826,122

(1)

Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2023 and December 31, 2022 of $396,352 and $436,605, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at June 30, 2023 and December 31, 2022 of $186,157 and $199,132, respectively. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Revenues from rental properties, net	$439,008	$423,273	$877,346	$845,927
Management and other fee income	3,832	3,925	8,386	8,520
Total revenues	442,840	427,198	885,732	854,447

Operating expenses
Rent	(4,145)	(4,070)	(8,158)	(8,151)
Real estate taxes	(57,621)	(56,075)	(115,127)	(110,389)
Operating and maintenance	(75,073)	(69,784)	(150,315)	(139,009)
General and administrative	(32,734)	(27,981)	(67,483)	(57,929)
Impairment charges	-	(14,419)	(11,806)	(14,691)
Depreciation and amortization	(129,245)	(124,611)	(255,546)	(254,905)
Total operating expenses	(298,818)	(296,940)	(608,435)	(585,074)

Gain on sale of properties	13,170	2,944	52,376	7,137

Operating income	157,192	133,202	329,673	276,510

Other income/(expense)
Special dividend income	-	-	194,116	-
Other income, net	7,571	6,642	10,703	12,625
Gain/(loss) on marketable securities, net	14,561	(261,467)	4,417	(139,703)
Interest expense	(60,674)	(56,466)	(121,980)	(113,485)
Early extinguishment of debt charges	-	(57)	-	(7,230)

Income/(loss) before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	118,650	(178,146)	416,929	28,717

(Provision)/benefit for income taxes, net	(31,027)	(96)	(61,856)	57
Equity in income of joint ventures, net	17,128	44,130	41,332	67,700
Equity in income of other investments, net	4,519	3,385	6,641	8,758

Net income/(loss)	109,270	(130,727)	403,046	105,232

Net (income)/loss attributable to noncontrolling interests	(2,644)	11,226	(6,657)	12,569

Net income/(loss) attributable to the Company	106,626	(119,501)	396,389	117,801

Preferred dividends, net	(6,200)	(6,250)	(12,451)	(12,604)

Net income/(loss) available to the Company's common shareholders	$100,426	$(125,751)	$383,938	$105,197

Per common share:
Net income/(loss) available to the Company's common shareholders:
-Basic	$0.16	$(0.21)	$0.62	$0.17
-Diluted	$0.16	$(0.21)	$0.62	$0.17

Weighted average shares:
-Basic	617,077	615,642	616,785	615,207
-Diluted	617,257	615,642	619,749	616,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income/(loss)	$109,270	$(130,727)	$403,046	$105,232
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	4,260	-	4,260
Change in unrealized gains related to equity method investments	5,361	-	5,361	-
Other comprehensive income	5,361	4,260	5,361	4,260

Comprehensive income/(loss)	114,631	(126,467)	408,407	109,492

Comprehensive (income)/loss attributable to noncontrolling interests	(2,644)	11,226	(6,657)	12,569

Comprehensive income/(loss) attributable to the Company	$111,987	$(115,241)	$401,750	$122,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended June 30, 2023 and 2022

(unaudited)

(in thousands)

						Retained Earnings/
						(Cumulative	Accumulated
	Preferred Stock		Common Stock		Paid-in	Distributions in Excess	Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	of Net Income)	Income	Equity	Interests	Equity

Balance at April 1, 2022	20	$20	618,002	$6,180	$9,589,955	$412,659	$2,216	$10,011,030	$204,132	$10,215,162
Net loss	-	-	-	-	-	(119,501)	-	(119,501)	(11,226)	(130,727)
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	4,260	4,260	-	4,260
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(201)	(201)
Dividends declared to preferred shares	-	-	-	-	-	(6,315)	-	(6,315)	-	(6,315)
Dividends declared to common shares	-	-	-	-	-	(123,697)	-	(123,697)	-	(123,697)
Repurchase of preferred stock	(1)	(1)			(3,505)	64	-	(3,442)		(3,442)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,718)	(1,718)
Issuance of common stock	-	-	450	5	11,276	-	-	11,281	-	11,281
Exercise of common stock options	-	-	46	-	989	-	-	989	-	989
Surrender of restricted common stock	-	-	(15)	-	(101)	-	-	(101)	-	(101)
Amortization of equity awards	-	-	-	-	6,472	-	-	6,472	-	6,472
Redemption/conversion of noncontrolling interests	-	-	-	-	77	-	-	77	(303)	(226)
Balance at June 30, 2022	19	$19	618,483	$6,185	$9,605,163	$163,210	$6,476	$9,781,053	$190,684	$9,971,737

Balance at April 1, 2023	19	$19	619,892	$6,199	$9,614,913	$21,390	$10,581	$9,653,102	$132,805	$9,785,907
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	3	3
Net income	-	-	-	-	-	106,626	-	106,626	2,644	109,270
Other comprehensive income:
Change in unrealized gains related to equity method investments	-	-	-	-	-	-	5,361	5,361	-	5,361
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,558)	(1,558)
Dividends declared to preferred shares	-	-	-	-	-	(6,200)	-	(6,200)	-	(6,200)
Dividends declared to common shares	-	-	-	-	-	(142,564)	-	(142,564)	-	(142,564)
Repurchase of preferred stock	-	-	-	-	(1,311)	-	-	(1,311)	-	(1,311)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,584)	(1,584)
Surrender of restricted common stock	-	-	(3)	-	(40)	-	-	(40)	-	(40)
Amortization of equity awards	-	-	-	-	8,124	-	-	8,124	-	8,124
Balance at June 30, 2023	19	$19	619,889	$6,199	$9,621,686	$(20,748)	$15,942	$9,623,098	$132,310	$9,755,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

(in thousands)

						Retained Earnings/
						(Cumulative	Accumulated
	Preferred Stock		Common Stock		Paid-in	Distributions in Excess	Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	of Net Income)	Income	Equity	Interests	Equity

Balance at January 1, 2022	20	$20	616,659	$6,167	$9,591,871	$299,115	$2,216	$9,899,389	$210,793	$10,110,182
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	891	891
Net income/(loss)	-	-	-	-	-	117,801	-	117,801	(12,569)	105,232
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	4,260	4,260	-	4,260
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(534)	(534)
Dividends declared to preferred shares	-	-	-	-	-	(12,669)	-	(12,669)	-	(12,669)
Dividends declared to common shares	-	-	-	-	-	(241,101)	-	(241,101)	-	(241,101)
Repurchase of preferred stock	(1)	(1)	-	-	(3,505)	64	-	(3,442)	-	(3,442)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(6,058)	(6,058)
Issuance of common stock	-	-	2,162	22	11,259	-	-	11,281	-	11,281
Surrender of restricted common stock	-	-	(585)	(6)	(13,539)	-	-	(13,545)	-	(13,545)
Exercise of common stock options	-	-	174	1	3,556	-	-	3,557	-	3,557
Amortization of equity awards	-	-	-	-	13,909	-	-	13,909	-	13,909
Redemption/conversion of noncontrolling interests	-	-	73	1	1,612	-	-	1,613	(1,839)	(226)
Balance at June 30, 2022	19	$19	618,483	$6,185	$9,605,163	$163,210	$6,476	$9,781,053	$190,684	$9,971,737

Balance at January 1, 2023	19	$19	618,484	$6,185	$9,618,271	$(119,548)	$10,581	$9,515,508	$131,401	$9,646,909
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	3	3
Net income	-	-	-	-	-	396,389	-	396,389	6,657	403,046
Other comprehensive income:
Change in unrealized gains related to equity method investments	-	-	-	-	-	-	5,361	5,361	-	5,361
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(3,104)	(3,104)
Dividends declared to preferred shares	-	-	-	-	-	(12,450)	-	(12,450)	-	(12,450)
Dividends declared to common shares	-	-	-	-	-	(285,139)	-	(285,139)	-	(285,139)
Repurchase of preferred stock	-	-	-	-	(1,631)	-	-	(1,631)	-	(1,631)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,647)	(2,647)
Issuance of common stock	-	-	1,988	20	(20)	-	-	-	-	-
Surrender of restricted common stock	-	-	(756)	(8)	(16,129)	-	-	(16,137)	-	(16,137)
Exercise of common stock options	-	-	173	2	3,725	-	-	3,727	-	3,727
Amortization of equity awards	-	-	-	-	17,470	-	-	17,470	-	17,470
Balance at June 30, 2023	19	$19	619,889	$6,199	$9,621,686	$(20,748)	$15,942	$9,623,098	$132,310	$9,755,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022

Cash flow from operating activities:
Net income	$403,046	$105,232
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	255,546	254,905
Impairment charges	11,806	14,691
Straight-line rental income adjustments, net	(12,001)	(17,437)
Amortization of above-market and below-market leases, net	(10,002)	(6,980)
Amortization of deferred financing costs and fair value debt adjustments, net	(4,656)	(14,066)
Early extinguishment of debt charges	-	7,230
Equity award expense	17,457	13,994
Gain on sale of properties	(52,376)	(7,137)
(Gain)/loss on marketable securities, net	(4,417)	139,703
Equity in income of joint ventures, net	(41,332)	(67,700)
Equity in income of other real estate investments, net	(6,641)	(8,758)
Distributions from joint ventures and other investments	35,742	45,775
Change in accounts and notes receivable, net	21,605	16,234
Change in accounts payable and accrued expenses	1,237	(12,636)
Change in other operating assets and liabilities, net	(14,735)	(20,717)
Net cash flow provided by operating activities	600,279	442,333

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(98,546)	(29,282)
Improvements to operating real estate	(108,346)	(78,958)
Investment in marketable securities	(2,988)	(1,870)
Proceeds from sale of marketable securities	290,311	201
Investment in cost method investment	(1,532)	(3,000)
Investments in and advances to real estate joint ventures	(18,751)	(72,947)
Reimbursements of investments in and advances to real estate joint ventures	7,961	22,865
Investments in and advances to other investments	(10,192)	(9,473)
Reimbursements of investments in and advances to other investments	419	29,104
Investment in mortgage and other financing receivables	(11,211)	(53,063)
Collection of mortgage and other financing receivables	84	63
Proceeds from sale of properties	115,714	41,224
Net cash flow provided by/(used for) investing activities	162,923	(155,136)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(49,187)	(115,166)
Principal payments on rental property debt	(5,621)	(4,827)
Proceeds from mortgage loan financings	-	19,000
Proceeds from issuance of unsecured notes	-	600,000
Repayments of unsecured notes	-	(547,063)
Financing origination costs	(6,041)	(10,281)
Payment of early extinguishment of debt charges	-	(6,527)
Contributions from noncontrolling interests	4	891
Redemption/distribution of noncontrolling interests	(5,752)	(7,029)
Dividends paid	(297,748)	(253,809)
Proceeds from issuance of stock, net	3,727	14,838
Repurchase of preferred stock	(1,491)	(3,441)
Shares repurchased for employee tax withholding on equity awards	(16,124)	(13,521)
Change in tenants' security deposits	1,679	1,873
Net cash flow used for financing activities	(376,554)	(325,062)

Net change in cash, cash equivalents and restricted cash	386,648	(37,865)
Cash, cash equivalents and restricted cash, beginning of the period	149,829	334,663
Cash, cash equivalents and restricted cash, end of the period	$536,477	$296,798

Interest paid, including payment of early extinguishment of debt charges of $0 and $6,527, respectively (net of capitalized interest of $854 and $277, respectively)	$124,674	$132,912

Income taxes paid, net of refunds	$56,774	$2,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except unit information)

	June 30, 2023	December 31, 2022
Assets:
Real estate, net of accumulated depreciation and amortization of $3,631,686 and $3,417,414, respectively	$15,019,986	$15,039,828
Investments in and advances to real estate joint ventures	1,098,336	1,091,551
Other investments	136,555	107,581
Cash and cash equivalents	536,477	149,829
Marketable securities	314,826	597,732
Accounts and notes receivable, net	294,608	304,226
Operating lease right-of-use assets, net	130,287	133,733
Other assets	396,643	401,642
Total assets (1)	$17,927,718	$17,826,122

Liabilities:
Notes payable, net	$6,775,080	$6,780,969
Mortgages payable, net	359,609	376,917
Accounts payable and accrued expenses	207,545	207,815
Dividends payable	5,308	5,326
Operating lease liabilities	111,129	113,679
Other liabilities	620,706	601,574
Total liabilities (1)	8,079,377	8,086,280
Redeemable noncontrolling interests	92,933	92,933

Commitments and Contingencies (Footnote 17)

Members' capital:
Preferred units; Issued and outstanding 19,367 and 19,435 units, respectively	467,396	469,027
Common units; Issued and outstanding 619,888,890 and 618,483,565 units, respectively	9,139,760	9,035,900
Accumulated other comprehensive income	15,942	10,581
Total members' capital	9,623,098	9,515,508
Noncontrolling interests	132,310	131,401
Total capital	9,755,408	9,646,909
Total liabilities and capital	$17,927,718	$17,826,122

(1)

Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2023 and December 31, 2022 of $396,352 and $436,605, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at June 30, 2023 and December 31, 2022 of $186,157 and $199,132, respectively. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months EndedJune 30,
	2023	2022	2023	2022
Revenues
Revenues from rental properties, net	$439,008	$423,273	$877,346	$845,927
Management and other fee income	3,832	3,925	8,386	8,520
Total revenues	442,840	427,198	885,732	854,447

Operating expenses
Rent	(4,145)	(4,070)	(8,158)	(8,151)
Real estate taxes	(57,621)	(56,075)	(115,127)	(110,389)
Operating and maintenance	(75,073)	(69,784)	(150,315)	(139,009)
General and administrative	(32,734)	(27,981)	(67,483)	(57,929)
Impairment charges	-	(14,419)	(11,806)	(14,691)
Depreciation and amortization	(129,245)	(124,611)	(255,546)	(254,905)
Total operating expenses	(298,818)	(296,940)	(608,435)	(585,074)

Gain on sale of properties	13,170	2,944	52,376	7,137

Operating income	157,192	133,202	329,673	276,510

Other income/(expense)
Special dividend income	-	-	194,116	-
Other income, net	7,571	6,642	10,703	12,625
Gain/(loss) on marketable securities, net	14,561	(261,467)	4,417	(139,703)
Interest expense	(60,674)	(56,466)	(121,980)	(113,485)
Early extinguishment of debt charges	-	(57)	-	(7,230)

Income/(loss) before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	118,650	(178,146)	416,929	28,717

(Provision)/benefit for income taxes, net	(31,027)	(96)	(61,856)	57
Equity in income of joint ventures, net	17,128	44,130	41,332	67,700
Equity in income of other investments, net	4,519	3,385	6,641	8,758

Net income/(loss)	109,270	(130,727)	403,046	105,232

Net (income)/loss attributable to noncontrolling interests	(2,644)	11,226	(6,657)	12,569

Net income/(loss) attributable to the Company	106,626	(119,501)	396,389	117,801

Preferred distributions, net	(6,200)	(6,250)	(12,451)	(12,604)

Net income/(loss) available to the Company's common unitholders	$100,426	$(125,751)	$383,938	$105,197

Per common unit:
Net income/(loss) available to the Company's common unitholders:
-Basic	$0.16	$(0.21)	$0.62	$0.17
-Diluted	$0.16	$(0.21)	$0.62	$0.17

Weighted average units:
-Basic	617,077	615,642	616,785	615,207
-Diluted	617,257	615,642	619,749	616,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income/(loss)	$109,270	$(130,727)	$403,046	$105,232
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	4,260	-	4,260
Change in unrealized gains related to equity method investments	5,361	-	5,361	-
Other comprehensive income	5,361	4,260	5,361	4,260

Comprehensive income/(loss)	114,631	(126,467)	408,407	109,492

Comprehensive (income)/loss attributable to noncontrolling interests	(2,644)	11,226	(6,657)	12,569

Comprehensive income/(loss) attributable to the Company	$111,987	$(115,241)	$401,750	$122,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

For the Three Months Ended June 30, 2023 and 2022

(unaudited)

(in thousands)

					Accumulated
					Other	Total
	Preferred Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Income	Capital	Interests	Capital

Balance at April 1, 2022	20	$472,533	618,002	$9,536,281	$2,216	$10,011,030	$204,132	$10,215,162
Net income/(loss)	-	6,250	-	(125,751)	-	(119,501)	(11,226)	(130,727)
Other comprehensive income
Change in unrealized gains related to defined benefit plan	-	-	-	-	4,260	4,260	-	4,260
Redeemable noncontrolling interests income	-	-	-	-	-	-	(201)	(201)
Distributions declared to preferred unitholders	-	(6,250)	-	-	-	(6,250)	-	(6,250)
Distributions declared to common unitholders	-	-	-	(123,698)	-	(123,698)	-	(123,698)
Repurchase of preferred units	(1)	(3,506)	-	-	-	(3,506)	-	(3,506)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,718)	(1,718)
Issuance of common units	-	-	450	11,281	-	11,281	-	11,281
Surrender of restricted common units	-	-	(15)	(101)	-	(101)	-	(101)
Exercise of common stock options	-	-	46	989	-	989	-	989
Amortization of equity awards	-	-	-	6,472	-	6,472	-	6,472
Redemption/conversion of noncontrolling interests	-	-	-	77	-	77	(303)	(226)
Balance at June 30, 2022	19	$469,027	618,483	$9,305,550	$6,476	$9,781,053	$190,684	$9,971,737

Balance at April 1, 2023	19	$468,707	619,892	$9,173,814	$10,581	$9,653,102	$132,805	$9,785,907
Contributions from noncontrolling interests	-	-	-	-	-	-	3	3
Net income	-	6,200	-	100,426	-	106,626	2,644	109,270
Other comprehensive income
Change in unrealized gains related to equity method investments	-	-	-	-	5,361	5,361	-	5,361
Redeemable noncontrolling interests income	-	-	-	-	-	-	(1,558)	(1,558)
Distributions declared to preferred unitholders	-	(6,200)	-	-	-	(6,200)	-	(6,200)
Distributions declared to common unitholders	-	-	-	(142,564)	-	(142,564)	-	(142,564)
Repurchase of preferred units	-	(1,311)	-	-	-	(1,311)	-	(1,311)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,584)	(1,584)
Surrender of restricted common units	-	-	(3)	(40)	-	(40)	-	(40)
Amortization of equity awards	-	-	-	8,124	-	8,124	-	8,124
Balance at June 30, 2023	19	$467,396	619,889	$9,139,760	$15,942	$9,623,098	$132,310	$9,755,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

(in thousands)

					Accumulated
					Other	Total
	Preferred Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Income	Capital	Interests	Capital

Balance at January 1, 2022	20	$472,533	616,659	$9,424,640	$2,216	$9,899,389	$210,793	$10,110,182
Contributions from noncontrolling interests	-	-	-	-	-	-	891	891
Net income/(loss)	-	12,604	-	105,197	-	117,801	(12,569)	105,232
Other comprehensive income
Change in unrealized gains related to defined benefit plan	-	-	-	-	4,260	4,260	-	4,260
Redeemable noncontrolling interests income	-	-	-	-	-	-	(534)	(534)
Distributions declared to preferred unitholders	-	(12,604)	-	-	-	(12,604)	-	(12,604)
Distributions declared to common unitholders	-	-	-	(241,102)	-	(241,102)	-	(241,102)
Repurchase of preferred units	(1)	(3,506)	-	-	-	(3,506)	-	(3,506)
Distributions to noncontrolling interests	-	-	-	-	-	-	(6,058)	(6,058)
Issuance of common units	-	-	2,162	11,281	-	11,281	-	11,281
Surrender of restricted common units	-	-	(585)	(13,545)	-	(13,545)	-	(13,545)
Exercise of common stock options	-	-	174	3,557	-	3,557	-	3,557
Amortization of equity awards	-	-	-	13,909	-	13,909	-	13,909
Redemption/conversion of noncontrolling interests	-	-	73	1,613	-	1,613	(1,839)	(226)
Balance at June 30, 2022	19	$469,027	618,483	$9,305,550	$6,476	$9,781,053	$190,684	$9,971,737

Balance at January 1, 2023	19	$469,027	618,484	$9,035,900	$10,581	$9,515,508	$131,401	$9,646,909
Contributions from noncontrolling interests	-	-	-	-	-	-	3	3
Net income	-	12,451	-	383,938	-	396,389	6,657	403,046
Other comprehensive income
Change in unrealized gains related to equity method investments	-	-	-	-	5,361	5,361	-	5,361
Redeemable noncontrolling interests income	-	-	-	-	-	-	(3,104)	(3,104)
Distributions declared to preferred unitholders	-	(12,451)	-	-	-	(12,451)	-	(12,451)
Distributions declared to common unitholders	-	-	-	(285,138)	-	(285,138)	-	(285,138)
Repurchase of preferred units	-	(1,631)	-	-	-	(1,631)	-	(1,631)
Distributions to noncontrolling interests	-	-	-	-	-	-	(2,647)	(2,647)
Issuance of common units	-	-	1,988	-	-	-	-	-
Surrender of restricted common units	-	-	173	3,727	-	3,727	-	3,727
Exercise of common stock options	-	-	(756)	(16,137)	-	(16,137)	-	(16,137)
Amortization of equity awards	-	-	-	17,470	-	17,470	-	17,470
Balance at June 30, 2023	19	$467,396	619,889	$9,139,760	$15,942	$9,623,098	$132,310	$9,755,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022

Cash flow from operating activities:
Net income	$403,046	$105,232
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	255,546	254,905
Impairment charges	11,806	14,691
Straight-line rental income adjustments, net	(12,001)	(17,437)
Amortization of above-market and below-market leases, net	(10,002)	(6,980)
Amortization of deferred financing costs and fair value debt adjustments, net	(4,656)	(14,066)
Early extinguishment of debt charges	-	7,230
Equity award expense	17,457	13,994
Gain on sale of properties	(52,376)	(7,137)
Loss/(gain) on marketable securities, net	(4,417)	139,703
Equity in income of joint ventures, net	(41,332)	(67,700)
Equity in income of other investments, net	(6,641)	(8,758)
Distributions from joint ventures and other investments	35,742	45,775
Change in accounts and notes receivable, net	21,605	16,234
Change in accounts payable and accrued expenses	1,237	(12,636)
Change in other operating assets and liabilities, net	(14,735)	(20,717)
Net cash flow provided by operating activities	600,279	442,333

Cash flow from investing activities:
Acquisition of operating real estate and other related assets	(98,546)	(29,282)
Improvements to operating real estate	(108,346)	(78,958)
Investment in marketable securities	(2,988)	(1,870)
Proceeds from sale of marketable securities	290,311	201
Investment in cost method investment	(1,532)	(3,000)
Investments in and advances to real estate joint ventures	(18,751)	(72,947)
Reimbursements of investments in and advances to real estate joint ventures	7,961	22,865
Investments in and advances to other investments	(10,192)	(9,473)
Reimbursements of investments in and advances to other investments	419	29,104
Investment in mortgage and other financing receivables	(11,211)	(53,063)
Collection of mortgage and other financing receivables	84	63
Proceeds from sale of properties	115,714	41,224
Net cash flow provided by/(used for) investing activities	162,923	(155,136)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(49,187)	(115,166)
Principal payments on rental property debt	(5,621)	(4,827)
Proceeds from mortgage loan financings	-	19,000
Proceeds from issuance of unsecured notes	-	600,000
Repayments of unsecured notes	-	(547,063)
Financing origination costs	(6,041)	(10,281)
Payment of early extinguishment of debt charges	-	(6,527)
Contributions from noncontrolling interests	4	891
Redemption/distribution of noncontrolling interests	(5,752)	(7,029)
Distributions to common and preferred unitholders	(297,748)	(253,809)
Proceeds from issuance of stock, net	3,727	14,838
Repurchase of preferred units	(1,491)	(3,441)
Shares repurchased for employee tax withholding on equity awards	(16,124)	(13,521)
Change in tenants' security deposits	1,679	1,873
Net cash flow used for financing activities	(376,554)	(325,062)

Net change in cash, cash equivalents and restricted cash	386,648	(37,865)
Cash, cash equivalents and restricted cash, beginning of the period	149,829	334,663
Cash, cash equivalents and restricted cash, end of the period	$536,477	$296,798

Interest paid, including payment of early extinguishment of debt charges of $0 and $6,527, respectively (net of capitalized interest of $854 and $277, respectively)	$124,674	$132,912

Income taxes paid, net of refunds	$56,774	$2,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation (the “Parent Company”) is a real estate investment trust ("REIT"), of which substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the sole managing member and exercises exclusive control over Kimco OP. As of June 30, 2023, the Parent Company owned 100% of the outstanding limited liability company interests (the "OP Units") in Kimco OP. The term “the Company”, means the Parent Company and Kimco OP, collectively.

The Company is North America’s largest publicly traded owner and operator of open-air, grocery-anchored shopping centers and a growing portfolio of mixed-use assets. The Company’s portfolio is primarily concentrated in the first-ring suburbs of the top major metropolitan markets, including those in high-barrier-to-entry coastal markets and rapidly expanding Sun Belt cities, with a tenant mix focused on essential, necessity-based goods and services that drive multiple shopping trips per week. The Company, its affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, including mixed-use assets which, are anchored primarily by grocery stores, off-price retailers, discounters or service-oriented tenants. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise. The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

The Company elected status as a REIT for federal income tax purposes beginning in its taxable year ended December 31, 1992 and operates in a manner that enables the Company to maintain its status as a REIT.  To qualify as a REIT, the Company must meet several organizational and operational requirements, and is required to annually distribute at least 90% of its net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income, including any net capital gains.  In January 2023, the Company consummated the Reorganization into an UPREIT structure as described in the Explanatory Note at the beginning of this Quarterly Report on Form 10-Q.  If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company, generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined in the Code. The Company maintains certain subsidiaries that have made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), that permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state income taxes on its income, and the Company includes, when applicable, a provision for taxes in its condensed consolidated financial statements.

Economic Conditions

The economy continues to face several issues including inflation risk, liquidity constraints, lack of qualified employees, tenant bankruptcies and supply chain issues, which could impact the Company and its tenants. In response to the rising rate of inflation the Federal Reserve has steadily increased interest rates, and may continue to increase interest rates, until the rate of inflation begins to decrease. These increases in interest rates could adversely impact the business and financial results of the Company and its tenants. In addition, slower economic growth and the potential for a recession could have an adverse effect on the Company and its tenants. This could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties. As a result, the Company could feel pricing pressure on rents that it is able to charge to new or renewing tenants, such that future rents and rent spreads could be negatively impacted. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company continues to monitor economic, financial, and social conditions and will assess its asset portfolio for any impairment indicators. If the Company determines that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2023, of the Parent Company and Kimco OP into this single report. The accompanying Condensed Consolidated Financial Statements include the accounts of the Parent Company and Kimco OP and their consolidated subsidiaries. The Reorganization resulted in a merger of entities under common control in accordance with accounting principles generally accepted in the United States (“GAAP”). Accordingly, the accompanying consolidated financial statements including the notes thereto, are presented as if the Reorganization had occurred at the earliest period presented. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as certain disclosures in this Quarterly Report that would duplicate those included in such Annual Report on Form 10-K are not included in these Condensed Consolidated Financial Statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its Condensed Consolidated Financial Statements.

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. For comparative purposes, for the six months ended  June 30, 2022, the Company reclassified certain cash flows (used for)/provided by operating activities on the Company’s Condensed Consolidated Statements of Cash Flows as follows (in millions):

Six Months Ended June 30, 2022
Operating activities:
Straight-line rental income adjustments, net	$(17.4)
Amortization of above-market and below-market leases, net	$(7.0)
Amortization of deferred financing costs and fair value debt adjustments, net	$(14.1)
Change in accounts and notes receivable, net	$17.4
Change in other operating assets and liabilities, net	$21.1

New Accounting Pronouncements

The following table represents an Accounting Standards Update (“ASU”) to the FASB’s ASCs that, as of  June 30, 2023, is not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Real Estate

Acquisitions

During the six months ended June 30, 2023, the Company acquired the following operating properties, through direct asset purchases or consolidation due to change in control resulting from the purchase of additional interests in certain operating properties held in an unconsolidated joint venture (in thousands):

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

* Gross leasable area ("GLA")

(1)

Other includes the Company’s previously held equity investments in the Prudential Investment Program and net gains on change in control. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized gains on change in control of interest of $7.7 million, in aggregate, resulting from the fair value adjustments associated with the Company’s previously held equity interests, which are included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations. The Company previously held an ownership interest of 15.0% in these property interests. See Footnote 4 of the Notes to the Company’s Condensed Consolidated Financial Statements.

(2)	During March 2023, the Company received a land parcel as consideration resulting from the exercise of a termination option of an operating lease.

Included in the Company’s Condensed Consolidated Statements of Operations is $6.7 million in total revenues from the date of acquisition through June 30, 2023, for operating properties acquired/consolidated during the six months ended June 30, 2023.

The purchase price for these acquisitions was allocated to real estate and related intangible assets and liabilities acquired, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for properties acquired/consolidated during the six months ended June 30, 2023, is as follows (in thousands):

	Allocation as of June 30, 2023	Weighted Average Amortization Period (in Years)
Land	$51,116	n/a
Building	99,947	50.0
Building improvements	10,125	45.0
Tenant improvements	8,320	4.1
In-place leases	11,080	4.1
Above-market leases	1,329	5.7
Below-market leases	(16,551)	23.6
Other assets	1,777	n/a
Other liabilities	(968)	n/a
Net assets acquired	$166,175

During the six months ended June 30, 2022, the Company acquired four parcels for an aggregate purchase price of $23.2 million, in separate transactions.

Dispositions

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels for the six months ended June 30, 2023 and 2022 (dollars in millions):

	Six Months Ended June 30,
	2023	2022
Aggregate sales price/gross fair value (1) (2)	$163.8	$43.3
Gain on sale of properties (3)	$52.4	$7.1
Number of properties sold	4	1
Number of parcels sold/(deconsolidated) (1)	8	8

(1)

During 2023, the Company contributed a land parcel and related entitlements, located in Admore, PA, into a preferred equity investment with a gross value of $19.6 million. As a result, the Company no longer consolidates this land parcel and has a non-controlling interest in this investment. See Footnote 5 of the Notes to the Company’s Condensed Consolidated Financial Statements for preferred equity investment disclosure.

(2)

During 2023, the Company provided as a lender seller financing of $25.0 million related to the sale of an operating property located in Gresham, OR. See Footnote 9 of the Notes to the Company’s Condensed Consolidated Financial Statements for mortgage receivable loan disclosure.

(3)	Before noncontrolling interests of $1.6 million and taxes of $1.5 million for the six months ended June 30, 2023.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impairments

During the six months ended June 30, 2023, the Company recognized aggregate impairment charges of $11.8 million related to adjustments to property carrying values for properties which the Company is marketing for sale as part of its select capital recycling program and as such, has adjusted the anticipated hold period for such properties. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third party offers. See Footnote 13 to the Notes to the Company’s Condensed Consolidated Financial Statements for fair value disclosure.

4. Investments in and Advances to Real Estate Joint Ventures

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at June 30, 2023 and December 31, 2022 (dollars in millions):

	Noncontrolling Ownership Interest	The Company’s Investment
Joint Venture	As of June 30, 2023	June 30, 2023	December 31, 2022
Prudential Investment Program	15.0%	$144.8	$153.6
Kimco Income Opportunity Portfolio (“KIR”)	52.1%	285.4	281.5
Canada Pension Plan Investment Board (“CPP”)	55.0%	200.8	190.8
Other Institutional Joint Ventures	Various	252.6	256.8
Other Joint Venture Programs	Various	214.7	208.9
Total*		$1,098.3	$1,091.6

*	Representing 108 property interests and 21.9 million square feet of GLA, as of June 30, 2023, and 111 property interests and 22.4 million square feet of GLA, as of December 31, 2022.

The table below presents the Company’s share of net income for the above investments, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Joint Venture	2023	2022	2023	2022
Prudential Investment Program	$2.2	$2.3	$12.1	$4.7
KIR	8.5	32.0	17.8	45.5
CPP	2.7	2.6	5.4	5.7
Other Institutional Joint Ventures	0.8	4.1	1.5	5.6
Other Joint Venture Programs	2.9	3.1	4.5	6.2
Total	$17.1	$44.1	$41.3	$67.7

During the six months ended June 30, 2023, the Company acquired the remaining 85% interest in three operating properties from Prudential Investment Program, in separate transactions, with an aggregate gross fair value of $150.7 million. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized net gains on change in control of interests of $7.7 million, in aggregate, resulting from the fair value adjustments associated with the Company’s previously held equity interests. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for the operating properties acquired by the Company.

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

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2023 and December 31, 2022 (dollars in millions):

	As of June 30, 2023			As of December 31, 2022
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$340.5	5.85%	27.7	$380.1	5.20%	33.1
KIR	273.1	5.82%	45.2	297.9	5.46%	47.2
CPP	82.5	5.70%	37.1	83.1	6.14%	43.0
Other Institutional Joint Ventures	233.8	5.76%	41.8	233.5	4.30%	47.7
Other Joint Venture Programs	370.9	4.41%	65.4	388.8	4.10%	71.8
Total	$1,300.8			$1,383.4

* Includes extension options

5. Other Investments

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity program, which is included in Other investments on the Company's Condensed Consolidated Balance Sheets. In addition, the Company has invested capital in structured investments which are primarily accounted for on the equity method of accounting. As of June 30, 2023, the Company’s other investments were $136.6 million, of which the Company’s net investment under the Preferred Equity program was $96.7 million.

During 2023, the Company contributed a land parcel and related entitlements, located in Admore, PA, into a preferred equity investment with a gross value of $19.6 million. As a result, the Company no longer consolidates this land parcel and has a non-controlling interest in this investment. As of June 30, 2023, the Company’s investment was $27.1 million.

6. Marketable Securities

The amortized cost and unrealized gains, net of marketable securities as of June 30, 2023 and December 31, 2022, are as follows (in thousands):

	As of June 30, 2023	As of December 31, 2022
Marketable securities:
Amortized cost	$41,713	$87,411
Unrealized gains, net	273,113	510,321
Total fair value	$314,826	$597,732

The Company’s net gains/(losses) on marketable securities for three and six months ended June 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain/(loss) on marketable securities, net	$14,561	$(261,467)	$4,417	$(139,703)

During the six months ended June 30, 2023, the Company sold 14.1 million shares of Albertsons Companies Inc. (“ACI”) held by the Company, generating net proceeds of $282.3 million. For tax purposes, the Company recognized a long-term capital gain of $241.2 million. The Company anticipates retaining the proceeds from this stock sale for general corporate purposes and will pay federal and state taxes of $61.0 million on the taxable gain. As of June 30, 2023, the Company held 14.2 million shares of ACI, which had a value of $310.1 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, during the six months ended June 30, 2023, the Company received $194.1 million representing its share of an ACI special dividend payment and recognized this as Special dividend income on the Company’s Condensed Consolidated Statements of Operations. As a result, the Company anticipates it may need to make a special dividend payment to maintain its compliance with REIT distribution requirements. The payment of this special dividend may be in the form of cash, common stock or some combination thereof. The Company’s determination regarding any such special dividend and the form thereof will be announced during the year ending  December 31, 2023.

7. Accounts and Notes Receivable

The components of accounts and notes receivable, net of potentially uncollectible amounts as of June 30, 2023 and December 31, 2022, are as follows (in thousands):

	As of June 30, 2023	As of December 31, 2022
Billed tenant receivables	$26,480	$33,801
Unbilled common area maintenance, insurance and tax reimbursements	39,636	56,001
Deferred rent receivables	943	1,905
Defined benefit plan receivable (1)	14,684	14,421
Other receivables	11,488	8,361
Straight-line rent receivables	201,377	189,737
Total accounts and notes receivable, net	$294,608	$304,226

(1)	In August 2021, the Company assumed sponsorship of Weingarten Realty Investors’ noncontributory qualified cash balance retirement plan (the “Benefit Plan”) in connection with the merger with Weingarten Realty Investors (“Weingarten”). The Benefit Plan was frozen as of the date of the merger and subsequently terminated as of December 31, 2021. As of June 30, 2023, the Benefit Plan has excess assets of $14.7 million. Additionally, as of June 30, 2023, the Company has unrealized gains related to the Benefit Plan of $10.6 million, which is included in Accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet (see Footnote 18 of the Notes to Condensed Consolidated Financial Statements). The Company expects to settle all the Benefit Plan’s obligations during the remainder of 2023.

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

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three and six months ended June 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease income:
Fixed lease income (1)	$349,323	$336,370	$697,661	$668,368
Variable lease income (2)	86,258	81,514	176,329	164,961
Above-market and below-market leases amortization, net	7,013	2,683	10,002	6,980
Adjustments for potentially uncollectible revenues and disputed amounts (3)	(3,586)	2,706	(6,646)	5,618
Total lease income	$439,008	$423,273	$877,346	$845,927

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)	The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from less than one to 62.5 years, some of which include options to extend the terms for up to an additional 75 years.

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating and finance leases as of June 30, 2023 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	24.6	0.5
Weighted-average discount rate	6.63%	4.44%

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost:
Finance lease cost	$316	$250	$635	$576
Operating lease cost	3,697	3,268	7,398	6,251
Variable lease cost	706	1,188	1,267	2,596
Total lease cost	$4,719	$4,706	$9,300	$9,423

9. Other Assets

Mortgages and Other Financing Receivables

During the six months ended June 30, 2023, the Company provided, as a lender, the following mortgage loans and other financing receivables (dollars in millions):

Date Issued	Face Amount	Interest Rate	Maturity Date
Feb-23	$11.2	14.00%	Dec-24
Mar-23	$25.0	8.00%	Apr-24

10. Notes and Mortgages Payable

Notes Payable

In February 2023, the Company obtained a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which replaced the Company’s existing $2.0 billion unsecured revolving credit facility which was scheduled to mature in March 2024. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility is guaranteed by the Parent Company. The Credit Facility could be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 77.5 basis points and fluctuates in accordance with the Company’s credit ratings. The interest rate can be further adjusted upward or downward by a maximum of four basis points (as of June 30, 2023, a two-basis point reduction was achieved) based on the sustainability metric targets, as defined in the agreement (5.92% as of June 30, 2023). Pursuant to the terms of the Credit Facility, the Company continues to be subject to the same covenants under the Company’s prior unsecured revolving credit facility. For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 23, 2023, filed as Exhibit 10.20 in our Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, the Credit Facility had no outstanding balance, no appropriations for letters of credit and the Company was in compliance with its covenants.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgages Payable

During the six months ended June 30, 2023, the Company (i) assumed $37.2 million of individual non-recourse mortgage debt through the acquisition of two operating properties, which it subsequently repaid in March 2023 and (ii) repaid $12.0 million of mortgage debt that encumbered a consolidated joint venture operating property.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at January 1,	$92,933	$13,480
Net income	3,104	534
Distributions	(3,104)	(535)
Redemption/conversion of noncontrolling interests	-	(209)
Balance at June 30,	$92,933	$13,270

12. Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s operating properties at June 30, 2023 and December 31, 2022 are 32 consolidated entities, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At June 30, 2023, total assets of these VIEs were $1.8 billion and total liabilities were $186.2 million. At December 31, 2022, total assets of these VIEs were $1.8 billion and total liabilities were $199.1 million.

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

	As of June 30, 2023	As of December 31, 2022
Number of unencumbered VIEs	30	29
Number of encumbered VIEs	2	3
Total number of consolidated VIEs	32	32

Restricted Assets:
Real estate, net	$386.2	$425.5
Cash and cash equivalents	5.3	7.9
Accounts and notes receivable, net	3.5	1.7
Other assets	1.4	1.5
Total Restricted Assets	$396.4	$436.6

VIE Liabilities:
Mortgages payable, net	$97.6	$109.7
Accounts payable and accrued expenses	13.4	10.9
Operating lease liabilities	5.1	5.2
Other liabilities	70.1	73.3
Total VIE Liabilities	$186.2	$199.1

Unconsolidated Redevelopment Investment

Included in the Company’s preferred equity investments at June 30, 2023, is an unconsolidated development project which is a VIE for which the Company is not the primary beneficiary. This preferred equity investment was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners over the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of June 30, 2023, the Company’s investment in this VIE was $27.1 million, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $34.3 million, which is the capital commitment obligation.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages and construction loan financing.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1)	$6,775,080	$5,879,693	$6,780,969	$5,837,401
Mortgages payable, net (2)	$359,609	$298,487	$376,917	$311,659

(1)

The Company determined that the valuation of its senior unsecured notes were classified within Level 2 of the fair value hierarchy. The estimated fair value amounts classified as Level 2 as of June 30, 2023 and December 31, 2022, were $5.9 billion and $5.8 billion, respectively. The carrying value includes deferred financing costs of $62.6 million and $66.4 million as of June 30, 2023 and December 31, 2022, respectively.

(2)

The Company determined that its valuation of its mortgages payable were classified within Level 3 of the fair value hierarchy.  The carrying value includes deferred financing costs of $1.4 million and $1.7 million as of June 30, 2023 and December 31, 2022, respectively.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis at  June 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2023	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$314,826	$314,826	$-	$-
Liabilities:
Embedded derivative liability	$56,000	$-	$-	$56,000

	Balance at December 31, 2022	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$597,732	$597,732	$-	$-
Liabilities:
Embedded derivative liability	$56,000	$-	$-	$56,000

The significant unobservable input (Level 3 inputs) used in measuring the Company’s embedded derivative liability, which is categorized with Level 3 of the fair value hierarchy as of June 30, 2023 and December 31 2022, is the discount rate of 8.00%.

Assets measured at fair value on a non-recurring basis at June 30, 2023 are as follows (in thousands):

	Balance at June 30, 2023	Level 1	Level 2	Level 3

Real estate	$15,479	$-	$-	$15,479

During the six months ended June 30, 2023, the Company recognized impairment charges related to adjustments to property carrying values of $11.8 million. The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from letters of intent from third-party offers, which were less than the carrying value of the assets. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

14. Incentive Plans

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan (together with the 2020 Plan, the “Plans”) that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards. At June 30, 2023, the Company had 4.9 million shares of common stock available for issuance under the 2020 Plan.

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

The Company recognized expenses associated with its equity awards of $17.5 million and $14.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had $67.3 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

15. Stockholders’ Equity

Preferred Stock

The Company’s Board of Director’s authorized the repurchase of up to 894,000 depositary shares of Class L preferred stock and 1,048,000 depositary shares of Class M preferred stock, representing up to 1,942 shares of the Company’s preferred stock, par value $1.00 per share, through December 31, 2023. During the six months ended June 30, 2023, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class L	43,777	$973.4
Class M	23,791	$515.9

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share data and par values):

As of June 30, 2023
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,902	$222,543	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,465	261,636	5.250%	$1.31250	$1.00	12/20/2022
		19,367	$484,179

As of December 31, 2022
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,946	$223,637	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,489	262,231	5.250%	$1.31250	$1.00	12/20/2022
		19,435	$485,868

Common Stock

The Company has a share repurchase program, which is scheduled to expire February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the six months ended June 30, 2023. As of June 30, 2023, the Company had $224.9 million available under this common share repurchase program.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common Shares	$0.23000	$0.20000	$0.46000	$0.39000
Class L Depositary Shares	$0.32031	$0.32031	$0.64062	$0.64062
Class M Depositary Shares	$0.32813	$0.32813	$0.65626	$0.65626

16. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Acquisition of real estate interests from a lease modification	$12,527	$-
Disposition of real estate interests through the issuance of mortgage receivables	$25,000	$-
Deconsolidation of real estate interests through contribution to other investments	$19,618	$-
Surrender of common stock	$16,137	$13,545
Declaration of dividends paid in succeeding period	$5,308	$5,326
Capital expenditures accrual	$32,949	$23,225
Decrease in redeemable noncontrolling interests from redemption of units for common stock	$-	$1,613
Consolidation of Joint Ventures:
Increase in real estate and other net assets	$54,345	$-
Increase in mortgage payables	$37,187	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Condensed Consolidated Balance Sheets to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	As of June 30, 2023	As of December 31, 2022
Cash and cash equivalents	$533,380	$146,970
Restricted cash	3,097	2,859
Total cash, cash equivalents and restricted cash	$536,477	$149,829

17. Commitments and Contingencies

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At June 30, 2023, these letters of credit aggregated $39.8 million.

Funding Commitments

The Company has investments with funding commitments of $64.7 million, of which $45.5 million has been funded as of June 30, 2023.

Other

The Parent Company guarantees the debt securities of Kimco OP. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such guaranteed debt securities.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of June 30, 2023, there were $17.4 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $45.5 million outstanding at June 30, 2023. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of June 30, 2023.

18. Accumulated Other Comprehensive Income (“AOCI”)

The following table displays the change in the components of AOCI for the six months ended June 30, 2023 and 2022:

	Unrealized Gains Related to Defined Benefit Plan	Unrealized Gains Related to Equity Method Investments	Total
Balance as of January 1, 2023	$10,581	$-	$10,581
Other comprehensive income before reclassifications	-	5,361	5,361
Amounts reclassified from AOCI	-	-	-
Net current-period other comprehensive income	-	5,361	5,361
Balance as of June 30, 2023	$10,581	$5,361	$15,942

Unrealized Gains Related to Defined Benefit Plan
Balance as of January 1, 2022	$2,216
Other comprehensive income before reclassifications	4,260
Amounts reclassified from AOCI	-
Net current-period other comprehensive income	4,260
Balance as of June 30, 2022	$6,476

19. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Computation of Basic and Diluted Earnings Per Share:
Net income/(loss) available to the Company's common shareholders	$100,426	$(125,751)	$383,938	$105,197
Earnings attributable to participating securities	(647)	(533)	(2,074)	(1,000)
Net income/(loss) available to the Company’s common shareholders for basic earnings per share	99,779	(126,284)	381,864	104,197
Distributions on convertible units	-	-	1,479	-
Net income/(loss) available to the Company’s common shareholders for diluted earnings per share	$99,779	$(126,284)	$383,343	$104,197

Weighted average common shares outstanding – basic	617,077	615,642	616,785	615,207
Effect of dilutive securities (1):
Equity awards	122	-	490	1,689
Assumed conversion of convertible units	58	-	2,474	47
Weighted average common shares outstanding – diluted	617,257	615,642	619,749	616,943

Net income/(loss) available to the Company's common shareholders:
Basic earnings per share	$0.16	$(0.21)	$0.62	$0.17
Diluted earnings per share	$0.16	$(0.21)	$0.62	$0.17

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

Executive Overview

Kimco Realty Corporation is a REIT, of which substantially all of the Company’s assets are held by, and substantially all of the Company’s operations are conducted through, Kimco OP, either directly or through its subsidiaries, as the Company’s operating company. The Company is the sole managing member and exercises exclusive control over Kimco OP. As of June 30, 2023, the Parent Company owned 100% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP.

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of June 30, 2023, the Company had interests in 528 U.S. shopping center properties, aggregating 90.1 million square feet of gross leasable area (“GLA”), located in 28 states. In addition, the Company had 21 other property interests, primarily through the Company’s preferred equity investments and other investments, totaling 5.5 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

Economic Conditions

The economy continues to face several issues including inflation risk, liquidity constraints, the lack of qualified employees, tenant bankruptcies and supply chain issues, which could impact the Company and its tenants. In response to the rising rate of inflation the Federal Reserve has steadily increased interest rates, and may continue to increase interest rates, until the rate of inflation begins to decrease. These increases in interest rates could adversely impact the business and financial results of the Company and its tenants. In addition, slower economic growth and the potential for a recession could have an adverse effect on the Company and its tenants. This could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties. As a result, the Company could feel pricing pressure on rents that it is able to charge to new or renewing tenants, such that future rents and rent spreads could be negatively impacted.

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

Results of Operations

Comparison of the three and six months ended June 30, 2023 and 2022

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022 (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues
Revenues from rental properties, net	$439,008	$423,273	$15,735	$877,346	$845,927	$31,419
Management and other fee income	3,832	3,925	(93)	8,386	8,520	(134)
Operating expenses
Rent (1)	(4,145)	(4,070)	(75)	(8,158)	(8,151)	(7)
Real estate taxes	(57,621)	(56,075)	(1,546)	(115,127)	(110,389)	(4,738)
Operating and maintenance (2)	(75,073)	(69,784)	(5,289)	(150,315)	(139,009)	(11,306)
General and administrative (3)	(32,734)	(27,981)	(4,753)	(67,483)	(57,929)	(9,554)
Impairment charges	-	(14,419)	14,419	(11,806)	(14,691)	2,885
Depreciation and amortization	(129,245)	(124,611)	(4,634)	(255,546)	(254,905)	(641)
Gain on sale of properties	13,170	2,944	10,226	52,376	7,137	45,239
Other income/(expense)
Special dividend income	-	-	-	194,116	-	194,116
Other income, net	7,571	6,642	929	10,703	12,625	(1,922)
Gain/(loss) on marketable securities, net	14,561	(261,467)	276,028	4,417	(139,703)	144,120
Interest expense	(60,674)	(56,466)	(4,208)	(121,980)	(113,485)	(8,495)
Early extinguishment of debt charges	-	(57)	57	-	(7,230)	7,230
(Provision)/benefit for income taxes, net	(31,027)	(96)	(30,931)	(61,856)	57	(61,913)
Equity in income of joint ventures, net	17,128	44,130	(27,002)	41,332	67,700	(26,368)
Equity in income of other investments, net	4,519	3,385	1,134	6,641	8,758	(2,117)
Net (income)/loss attributable to noncontrolling interests	(2,644)	11,226	(13,870)	(6,657)	12,569	(19,226)
Preferred dividends, net	(6,200)	(6,250)	50	(12,451)	(12,604)	153
Net income/(loss) available to the Company's common shareholders	$100,426	$(125,751)	$226,177	$383,938	$105,197	$278,741
Net income/(loss) available to the Company's common shareholders:
Diluted per common share	$0.16	$(0.21)	$0.37	$0.62	$0.17	$0.45

(1)	Rent expense primarily relates to ground lease payments for which the Company is the lessee.
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

Net income available to the Company’s common shareholders was $100.4 million for the three months ended June 30, 2023, as compared to net loss available to the Company’s common shareholders of $125.8 million for the comparable period in 2022. On a diluted per common share basis, net income/(loss) available to the Company’s common shareholders for the three months ended June 30, 2023 was $0.16 as compared to $(0.21) for the comparable period in 2022.

Net income/(loss) available to the Company’s common shareholders was $383.9 million for the six months ended June 30, 2023, as compared to $105.2 million for the comparable period in 2022. On a diluted per common share basis, net income/(loss) available to the Company’s common shareholders for the six months ended June 30, 2023 was $0.62 as compared to $0.17 for the comparable period in 2022.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Operations that the Company believes changed significantly and affected Net income available to the Company’s common shareholders during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022.

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $15.7 million for the three months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily from (i) a net increase in revenues from tenants of $18.3 million, primarily due to an increase in leasing activity and net growth in the current portfolio and (ii) an increase in revenues of $12.7 million due to properties acquired during 2023 and 2022, partially offset by (iii) a decrease in revenues of $5.7 million due to dispositions during 2023 and 2022, (iv) a decrease in net straight-line rental income of $5.5 million, primarily due to changes in reserves, (v) a net decrease of $3.3 million due to changes in credit losses from tenants and (vi) a decrease in lease termination fee income of $0.8 million.

The increase in Revenues from rental properties, net of $31.4 million for the six months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily from (i) a net increase in revenues from tenants of $35.0 million, primarily due to an increase in leasing activity and net growth in the current portfolio, (ii) an increase in revenues of $24.0 million due to properties acquired during 2023 and 2022 and (iii) an increase in lease termination fee income of $0.5 million, partially offset by (iv) a net decrease of $10.3 million due to changes in credit losses from tenants, (v) a decrease in revenues of $12.0 million due to dispositions during 2023 and 2022 and (vi) a decrease in net straight-line rental income of $5.8 million, primarily due to changes in reserves.

Real estate taxes –

The increase in Real estate taxes of $4.7 million for the six months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily due to properties acquired during 2023 and 2022, partially offset by dispositions during 2023 and 2022.

Operating and maintenance –

The increase in Operating and maintenance expense of $5.3 million and $11.3 million for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, is primarily due to (i) properties acquired during 2023 and 2022, (ii) an increase in insurance expense and (iii) increases in repairs and maintenance, utilities and other operating costs throughout the Company’s operating properties, partially offset by (iv) dispositions during 2023 and 2022.

General and administrative –

The increase in General and administrative expense of $4.8 million for the three months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily due to (i) an increase in employee-related expenses of $2.9 million resulting from an increase in the valuation of employee equity awards and additional employees hired, (ii) an increase in professional fees and corporate expenses of $1.1 million, primarily related to the Reorganization, and (iii) an increase due to the fluctuations in value of various director’s deferred stock of $0.6 million.

The increase in General and administrative expense of $9.6 million for the six months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily due to (i) an increase in employee-related expenses of $5.6 million resulting from an increase in the valuation of employee equity awards and additional employees hired, and (ii) an increase in professional fees and corporate expenses of $3.1 million, primarily related to the Reorganization.

Impairment charges –

During the six months ended June 30, 2023 and 2022, the Company recognized impairment charges related to adjustments to property carrying values of $11.8 million and $14.7 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Depreciation and amortization –

The increase in Depreciation and amortization of $4.6 million for the three months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily due to (i) an increase of $7.1 million resulting from properties acquired during 2023 and 2022, and (ii) an increase of $4.7 million due to depreciation commencing on certain redevelopment projects that were placed into service during 2023 and 2022, partially offset by (iii) a net decrease of $7.2 million, primarily from fully depreciated assets, write-offs due to tenant vacates and dispositions during 2023 and 2022.

Gain on sale of properties –

During the six months ended June 30, 2023, the Company disposed of four operating properties and eight land parcels, in separate transactions, for an aggregate sales price of $163.8 million, which resulted in aggregate gains of $52.4 million. During the six months ended June 30, 2022, the Company disposed of an operating property and eight land parcels, in separate transactions, for an aggregate sales price of $43.3 million, which resulted in aggregate gains of $7.1 million.

Special dividend income –

During the six months ended June 30, 2023, the Company received $194.1 million representing its share of the Albertsons Companies Inc. (“ACI”) special dividend payment.

Gain/(loss) on marketable securities, net –

The change in Gain/(loss) on marketable securities, net of $276.0 million and $144.1 million for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, is primarily the result of mark-to-market fluctuations of the shares of ACI common stock held by the Company and the sale of ACI shares during 2023 and 2022.

Interest expense –

The increase in Interest expense of $4.2 million and $8.5 million for the three and six months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily due to a decrease in fair market value amortization due to the repayment of senior unsecured notes in 2022.

Early extinguishment of debt charges –

During the six months ended June 30, 2022, the Company repaid its $500.0 million 3.40% senior unsecured notes, which were scheduled to mature in November 2022. As a result, the Company incurred a prepayment charge of $6.5 million and $0.7 million in write-off of deferred financing costs during the six months ended June 30, 2022.

(Provision)/benefit for income taxes, net –

The change in (Provision)/benefit for income taxes, net of $30.9 million and $61.9 million for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, is primarily due to the sale of shares of ACI held by the Company during 2023, which generated a taxable long-term capital gain. The Company plans to elect to retain the proceeds from the sale and, as a result, incurred federal and state income taxes aggregating $61.0 million on such gain.

Equity in income of joint ventures, net –

The decrease in Equity in income of joint ventures, net of $27.0 million for the three months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily due to higher gains recognized on sale of properties within various joint venture investments during 2022 as compared to 2023.

The decrease in Equity in income of joint ventures, net of $26.4 million for the six months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily due to (i) higher gains recognized on sale of properties within various joint venture investments during 2022 as compared to 2023 and (ii) an increase in interest expense $4.0 million.

Net (income)/loss attributable to noncontrolling interests –

The change in Net (income)/loss attributable to noncontrolling interests of $13.9 million and $19.2 million for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, is primarily due to (i) impairment charges relating to properties within consolidated joint ventures recognized during 2022, partially offset by (ii) an increase in net gain on sale of properties within consolidated joint ventures during 2023, as compared to the corresponding period in 2022.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of June 30, 2023, the Company had interests in 528 U.S. shopping center properties, aggregating 90.1 million square feet of gross leasable area (“GLA”), located in 28 states. At June 30, 2023, the Company’s five largest tenants were TJX Companies, The Home Depot, Ross Stores, Amazon/Whole Foods and Albertsons, which represented 3.7%, 2.1%, 1.9%, 1.9% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, marketable securities (including 14.2 million shares of ACI common stock held by the Company, which had a value of $310.1 million at June 30, 2023) and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.0 billion, which can be increased to $2.75 billion through an accordion feature.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash, cash equivalents and restricted cash, beginning of the period	$149,829	$334,663
Net cash flow provided by operating activities	600,279	442,333
Net cash flow provided by/(used for) investing activities	162,923	(155,136)
Net cash flow used for financing activities	(376,554)	(325,062)
Net change in cash, cash equivalents and restricted cash	386,648	(37,865)
Cash, cash equivalents and restricted cash, end of the period	$536,477	$296,798

Operating Activities

Net cash flow provided by operating activities for the six months ended June 30, 2023 was $600.3 million, as compared to $442.3 million for the comparable period in 2022. The increase of $158.0 million is primarily attributable to:

●	special dividend payment from ACI of $194.1 million during 2023;
●	additional operating cash flow generated by operating properties acquired during 2023 and 2022;
●	new leasing, expansion and re-tenanting of core portfolio properties; and
●	changes in assets and liabilities due to timing of receipts and payments; partially offset by
●	a decrease in distributions from the Company’s joint ventures programs; and
●	the disposition of operating properties in 2023 and 2022.

Investing Activities

Net cash flow provided by investing activities was $162.9 million for the six months ended June 30, 2023, as compared to Net cash flow used for investing activities of $155.1 million for the comparable period in 2022.

Investing activities during the six months ended June 30, 2023 primarily consisted of:

Cash inflows:

●	$290.3 million in proceeds from sale of marketable securities, primarily due to the sale of 14.1 million shares of ACI;
●	$115.7 million in proceeds from the sale of four operating properties and eight land parcels; and
●	$8.4 million in reimbursements of investments in and advances to real estate joint ventures and other investments.

Cash outflows:

●	$108.3 million for improvements to operating real estate primarily related to re-tenanting, tenant improvements and the Company’s active redevelopment pipeline;
●	$98.5 million for the acquisition/consolidation of three operating properties and two parcels;
●

$28.9 million for investments in and advances to real estate joint ventures and investments in other investments, primarily related to redevelopment projects within these portfolios and a partial paydown of debt within one of the Company’s joint venture investments.

●	$11.2 million for investment in other financing receivables related to one new mortgage receivable; and
●	$3.0 million for investment in marketable securities.

Investing activities during the six months ended June 30, 2022 primarily consisted of:

Cash inflows:

●	$52.0 million in reimbursements of investments in and advances to real estate joint ventures and other investments; and
●	$41.2 million in proceeds from the sale of an operating property and eight land parcels.

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

Acquisition of Operating Real Estate –

During the six months ended June 30, 2023 and 2022, the Company expended $98.5 million and $29.3 million, respectively, towards the acquisition/consolidation of operating real estate properties. The Company anticipates spending approximately $100.0 million to $200.0 million towards the acquisition of or the purchase of additional interests in operating properties for the remainder of 2023. The Company intends to fund these acquisitions with cash on hand, net cash flow provided by operating activities, proceeds from property dispositions, and/or availability under its Credit Facility.

Improvements to Operating Real Estate –

During the six months ended June 30, 2023 and 2022, the Company expended $108.3 million and $79.0 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Six Months Ended June 30,
	2023	2022
Redevelopment and renovations	$62,175	$42,784
Tenant improvements and tenant allowances	46,171	36,174
Total improvements	$108,346	$78,958

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2023 will be approximately $125.0 million to $175.0 million. The funding of these capital requirements will be provided by cash on hand, proceeds from property dispositions, proceeds from net cash flow provided by operating activities, the sale of marketable securities, and/or availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $376.6 million for the six months ended June 30, 2023, as compared to $325.1 million for the comparable period in 2022.

Financing activities during the six months ended June 30, 2023 primarily consisted of:

Cash inflows:

●	$3.7 million in proceeds from issuance of stock.

Cash outflows:

●	$297.7 million of dividends paid;
●	$54.8 million in principal payment on debt, including normal amortization of rental property debt;
●	$16.1 million in shares repurchased for employee tax withholding on equity awards;
●	$6.0 million in financing origination costs, in connection with the Company’s Credit Facility; and
●	$5.8 million in redemption/distribution of noncontrolling interests.

Financing activities during the six months ended June 30, 2022 primarily consisted of:

Cash inflows:

●	$600.0 million in proceeds from issuance of 3.20% senior unsecured notes due in 2032;
●	$19.0 million in proceeds from mortgage loan financing; and
●	$14.8 million in proceeds from issuance of stock.

Cash outflows:

●	$547.1 million for repayment of unsecured notes; primarily related to the Company’s $500.0 million 3.40% senior unsecured notes;
●	$253.8 million of dividends paid;
●	$120.0 million in principal payment on debt, including normal amortization of rental property debt;
●	$13.5 million in shares repurchased for employee tax withholding on equity awards;
●	$10.3 million in financing origination costs, in connection with the Company’s issuance of $600.0 million 3.20% senior unsecured notes;
●	$7.0 million in redemption/distribution of noncontrolling interests;
●	$6.5 million for payment of early extinguishment of debt charges; and
●	$3.4 million for repurchase of preferred stock.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of June 30, 2023, the Company had consolidated floating rate debt totaling $18.0 million, excluding deferred financing costs of $0.1 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

Debt maturities for 2023 consist of: $12.9 million of unconsolidated joint venture debt and $32.0 million of debt included in the Company’s preferred equity program, assuming the utilization of extension options where available. The 2023 debt maturities on properties in the Company’s unconsolidated joint ventures and preferred equity program are anticipated to be repaid through operating cash flows, debt refinancing, proceeds from sales within the respective entities, and partner capital contributions, as deemed appropriate.

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

During January 2023, the Company filed a registration statement on Form S-8 for its 2020 Equity Participation Plan (the “2020 Plan”), which was previously approved by the Company’s stockholders and is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards. At June 30, 2023, the Company had 4.9 million shares of common stock available for issuance under the 2020 Plan.

Preferred Stock –

The Company’s Board of Director’s authorized the repurchase of up to 894,000 depositary shares of Class L preferred stock and 1,048,000 depositary shares of Class M preferred stock representing up to 1,942 shares the Company’s preferred stock, par value $1.00 per share, through December 31, 2023. During the six months ended June 30, 2023, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class L	43,777	$973.4
Class M	23,791	$515.9

Common Stock –

The Company has a common share repurchase program, which is scheduled to expire on February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the six months ended June 30, 2023. As of June 30, 2023, the Company had $224.9 million available under this common share repurchase program.

Senior Unsecured Notes –

Kimco OP’s indenture governing its senior unsecured notes contains the following covenants, all of which Kimco OP is compliant with:

Covenant	Must Be	As of June 30, 2023
Consolidated Indebtedness to Total Assets	<60%	37%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.2x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.5x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; Seventh Supplemental Indenture dated as of April 24, 2014; and the Eighth Supplemental Indenture dated as of January 3, 2023, each as filed with the SEC. In connection with the merger with Weingarten, the Company assumed senior unsecured notes which have covenants that are similar to Kimco OP’s existing debt covenants for its senior unsecured notes. Please refer to the form Indenture included in Weingarten’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 10, 1995, the First Supplemental Indenture, dated as of August 2, 2006 filed with Weingarten’s Current Report on Form 8-K dated August 2, 2006, and the Second Supplemental Indenture, dated as of October 9, 2012 filed with Weingarten’s Current Report on Form 8-K dated October 9, 2012. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2022 for specific filing information.

Credit Facility –

In February 2023, the Company obtained a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which replaced the Company’s existing $2.0 billion unsecured revolving credit facility which was scheduled to mature in March 2024. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility is guaranteed by the Parent Company. The Credit Facility could be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 77.5 basis points and fluctuates in accordance with the Company’s credit ratings. The interest rate can be further adjusted upward or downward by a maximum of four basis points (as of June 30, 2023, a two-basis point reduction was achieved) based on the sustainability metric targets, as defined in the agreement (5.92% as of June 30, 2023). Pursuant to the terms of the Credit Facility, the Company continues to be subject to the same covenants under the Company’s prior unsecured revolving credit facility. For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 23, 2023, filed as Exhibit 10.20 in our Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, the Credit Facility had no outstanding balance and no appropriations for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of June 30, 2023
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	36%
Total Priority Indebtedness to GAV	<35%	1%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	5.5x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	4.7x

Mortgages Payable –

During the six months ended June 30, 2023, the Company (i) assumed $37.2 million of individual non-recourse mortgage debt through the acquisition of two operating properties, which the Company subsequently repaid in March 2023 and (ii) repaid $12.0 million of mortgage debt that encumbered a consolidated joint venture operating property.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of June 30, 2023, the Company had over 485 unencumbered property interests in its portfolio.

Other –

During the six months ended June 30, 2023, the Company sold 14.1 million shares of ACI held by the Company, generating net proceeds of $282.3 million. For tax purposes, the Company recognized a long-term capital gain of $241.2 million. The Company anticipates retaining the proceeds from this stock sale for general corporate purposes and will pay federal and state taxes of $61.0 million on the taxable gain. As of June 30, 2023, the Company held 14.2 million shares of ACI, which had a value of $310.1 million.

In addition, during the six months ended June 30, 2023, the Company received $194.1 million representing its share of an ACI special dividend payment and recognized this as Special dividend income on the Company’s Condensed Consolidated Statements of Operations. As a result, the Company anticipates it may need to make a special dividend payment to maintain its compliance with REIT distribution requirements. The payment of this special dividend may be in the form of cash, common stock or some combination thereof. The Company’s determination regarding any such special dividend and the form thereof will be announced during the year ending December 31, 2023.

The Parent Company guarantees the debt securities of Kimco OP. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such guaranteed debt securities.

The Company has issued letters of credit in connection with completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At June 30, 2023, these letters of credit aggregated $39.8 million.

The Company has an investment with a funding commitment of $64.7 million, of which $45.5 million has been funded as of June 30, 2023.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of June 30, 2023, there were $17.4 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $45.5 million outstanding at June 30, 2023. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as it monitors sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio that reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid for common and preferred stock for the six months ended June 30, 2023 and 2022 were $297.7 million and $253.8 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments with high credit rated institutions. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On April 25, 2023, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M) which were paid on July 17, 2023 to shareholders of record on July 3, 2023. In addition, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per common share, which was paid on June 22, 2023 to shareholders of record on June 8, 2023.

On July 24, 2023, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M), which are scheduled to be paid on October 16, 2023, to shareholders of record on October 2, 2023. Additionally, on July 24, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on September 21, 2023 to shareholders of record on September 7, 2023.

Funds From Operations

Funds From Operations (“FFO”) is a supplemental non-GAAP financial measure utilized to evaluate the operating performance of real estate companies. NAREIT defines FFO as net income/(loss) available to the Company’s common shareholders computed in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis. The Company also made an election, in accordance with the NAREIT Funds From Operations White Paper-2018 Restatement, to exclude from its calculation of FFO (i) gains and losses on the sale of assets and impairments of assets incidental to its main business and (ii) mark-to-market changes in the value of its equity securities. As such, the Company does not include gains/impairments on land parcels, mark-to-market gains/losses from marketable securities, allowance for credit losses on mortgage receivables or gains/impairments on other investments in NAREIT defined FFO.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income/(loss) available to the Company’s common shareholders	$100,426	$(125,751)	$383,938	$105,197
Gain on sale of properties	(13,170)	(2,944)	(52,376)	(7,137)
Gain on sale of joint venture properties	(180)	(27,198)	(7,890)	(30,184)
Depreciation and amortization - real estate related	127,725	123,672	253,003	253,133
Depreciation and amortization - real estate joint ventures	15,599	16,616	32,146	33,501
Impairment charges (including real estate joint ventures)	-	17,233	11,803	17,933
Profit participation from other investments, net	(2,792)	(1,988)	(2,761)	(5,651)
Special dividend income	-	-	(194,116)	-
(Gain)/loss on marketable securities, net	(14,561)	261,467	(4,417)	139,703
Provision/(benefit) for income taxes, net (1)	31,259	3	62,132	(8)
Noncontrolling interests (1)	(424)	(14,729)	507	(19,459)
FFO available to the Company’s common shareholders (3)	$243,882	$246,381	$481,969	$487,028
Weighted average shares outstanding for FFO calculations:
Basic	617,077	615,642	616,785	615,207
Units	2,563	2,473	2,551	2,509
Dilutive effect of equity awards	122	1,419	490	1,689
Diluted (2)	619,762	619,534	619,826	619,405

FFO per common share – basic	$0.40	$0.40	$0.78	$0.79
FFO per common share – diluted (2)	$0.39	$0.40	$0.78	$0.79

(1)	Related to gains, impairments, depreciation on properties and gains/(losses) on sales of marketable securities, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $584 and $483 for the three months ended June 30, 2023 and 2022, respectively. FFO available to the company’s common shareholders would be increased by $1,166 and $955 for the six months ended June 30, 2023 and 2022, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted FFO per share calculations.

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

The following is a reconciliation of Net income/(loss) available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income/(loss) available to the Company’s common shareholders	$100,426	$(125,751)	$383,938	$105,197
Adjustments:
Management and other fee income	(3,832)	(3,925)	(8,386)	(8,520)
General and administrative	32,734	27,981	67,483	57,929
Impairment charges	-	14,419	11,806	14,691
Depreciation and amortization	129,245	124,611	255,546	254,905
Gain on sale of properties	(13,170)	(2,944)	(52,376)	(7,137)
Special dividend income	-	-	(194,116)	-
Interest expense and other income, net	53,103	49,881	111,277	108,090
(Gain)/loss on marketable securities, net	(14,561)	261,467	(4,417)	139,703
Provision/(benefit) for income taxes, net	31,027	96	61,856	(57)
Equity in income of other investments, net	(4,519)	(3,385)	(6,641)	(8,758)
Net income/(loss) attributable to noncontrolling interests	2,644	(11,226)	6,657	(12,569)
Preferred dividends, net	6,200	6,250	12,451	12,604
Non same property net operating income	(15,549)	(15,513)	(32,379)	(33,119)
Non-operational expense from joint ventures, net	22,766	(2,858)	38,805	16,826
Same property NOI	$326,514	$319,103	$651,504	$639,785

Same property NOI increased by $7.4 million or 2.3% for the three months ended June 30, 2023, as compared to the corresponding period in 2022. This increase is primarily the result of (i) a net increase of $11.1 million primarily related to an increase in rental revenue driven by strong leasing activity, partially offset by (ii) a change in credit losses from tenants of $3.7 million.

Same property NOI increased by $11.7 million or 1.8% for the six months ended June 30, 2023, as compared to the corresponding period in 2022. This increase is primarily the result of (i) a net increase of $24.4 primarily related to an increase in rental revenue driven by strong leasing activity, partially offset by (ii) a change in credit loss from tenants of $12.7 million.

Leasing Activity

During the six months ended June 30, 2023, the Company executed 872 leases totaling 6.7 million square feet in the Company’s consolidated operating portfolio comprised of 242 new leases and 630 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $55.2 million, or $41.05 per square foot. These costs include $43.4 million of tenant improvements and $11.8 million of external leasing commissions. The average rent per square foot for (i) new leases was $21.85 and (ii) renewals and options was $17.90.

Tenant Lease Expirations

At June 30, 2023, the Company has a total of 8,318 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	151	525	$11,339	0.9%
2023	281	1,125	$26,098	2.1%
2024	1,107	6,725	$134,041	10.6%
2025	1,178	8,084	$155,028	12.2%
2026	1,133	9,686	$162,982	12.9%
2027	1,149	9,543	$174,421	13.8%
2028	1,078	10,022	$182,233	14.4%
2029	519	4,811	$87,715	6.9%
2030	335	2,629	$58,840	4.6%
2031	347	2,376	$54,790	4.3%
2032	377	2,694	$52,877	4.2%
2033	354	2,749	$51,279	4.0%

(1)	Leases currently under month-to-month lease or in process of renewal.

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

The following table presents the carrying value of the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of June 30, 2023, with corresponding weighted-average interest rates sorted by maturity date. In addition, the following table presents the fair value of the Company’s debt obligations outstanding, excluding unamortized deferred financing costs. The table does not include extension options where available (amounts in millions).

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$13.7	$52.1	$-	$34.0	$241.9	$341.7	$280.9
Average Interest Rate	-	4.70%	3.50%	-	4.01%	4.22%	4.11%

Variable Rate	$-	$-	$17.9	$-	$-	$-	$17.9	$17.6
Average Interest Rate	-	-	6.46%	-	-	-	6.46%

Unsecured Debt
Fixed Rate	$-	$650.6	$750.4	$783.7	$436.4	$4,154.0	$6,775.1	$5,879.7
Average Interest Rate	-	3.37%	3.48%	3.06%	4.03%	3.47%	3.45%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.1 million for the six months ended June 30, 2023 if short-term interest rates were 1.0% higher.

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

During the three months ended June 30, 2023, the Company repurchased the following Class L depositary shares:

Period	Total Number of Depositary Shares Purchased	Average Price Paid per Depositary Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2023 – April 30, 2023	-	$-	-	$	n/a
May 1, 2023 – May 31, 2023	14,476	22.03	-	$	n/a
June 1, 2023 – June 30, 2023	23,761	22.88	-	$	n/a
Total	38,237	$22.56	-

During the three months ended June 30, 2023, the Company repurchased the following Class M depositary shares:

Period	Total Number of Depositary Shares Purchased	Average Price Paid per Depositary Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2023 – April 30, 2023	-	$-	-	$	n/a
May 1, 2023 – May 31, 2023	14,992	22.36	-	$	n/a
June 1, 2023 – June 30, 2023	1,058	22.55	-	$	n/a
Total	16,050	$22.37	-

The Company has a common share repurchase program, which is scheduled to expire on February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the six months ended June 30, 2023. As of June 30, 2023, the Company had $224.9 million available under this common share repurchase program.

During the six months ended June 30, 2023, the Company repurchased 752,870 shares of the Company’s common stock for an aggregate purchase price of $16.1 million (weighted average price of $21.42 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

The following table presents information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2023 – April 30, 2023	-	$-	-	$224.9
May 1, 2023 – May 31, 2023	2,153	18.13	-	$224.9
June 1, 2023 – June 30, 2023	-	-	-	$224.9
Total	2,153	$18.13	-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Plan Elections.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amendments to Bylaws.

On July 27, 2023, the Board of Directors of the Company approved and adopted amendments to the Company’s bylaws (as so amended, the “Bylaws”).

The amendments address the universal proxy rules adopted by the SEC, by clarifying that, other than as permitted under the Bylaws, no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19 under the Exchange Act, including applicable notice and solicitation requirements. Further, any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board.

The amendments also revise the advance notice disclosure requirements contained in the Bylaws to require the stockholder proposing business or nominating directors to provide additional representations and information. These amendments include, among others, provisions that (i) prohibit a stockholder from nominating a greater number of director candidates than are to be elected by stockholders at the applicable meeting or substituting or replacing any proposed nominee unless such substitute or replacement is nominated in accordance with the advance notice disclosure requirements contained in the Bylaws and (ii) require, except as otherwise determined by the chair of the meeting, a stockholder giving such notice to appear in person or by proxy at the annual or special meeting to present each director nominee for election or the proposed business, as applicable, or such matter shall not be considered at the meeting.

The amendments provide additional detail on the procedures to be followed by stockholders seeking to request that the Company hold a special meeting of stockholders.

The amendments also include a new Article XIV that contains exclusive forum provisions for certain litigation. Article XIV provides, in part, that, unless the Company consents in writing to the selection of an alternative forum, any Circuit Court in Maryland, or, if those courts do not have jurisdiction, the United States District Court for the District of Maryland, shall be the sole and exclusive forum for: (a) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law, or any successor statute (the “MGCL”), or any successor provision thereof, and any action or proceeding asserting any Internal Corporate Claim, including without limitation: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any claim, or any action or proceeding asserting a claim, based on an alleged breach of any duty owed by any director or officer or other employee of the Company to the Company or to the stockholders of the Company; or (iii) any claim, or any action or proceeding asserting a claim, against the Company or any director or officer or other employee of the Company arising under or pursuant to any provision of the MGCL, the Company’s charter or the Bylaws; or (b) any action or proceeding asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine.   The provisions also provide that the federal district courts of the United States shall be the exclusive forum for any action or proceeding asserting claims arising under the Securities Act, as amended, including all causes of action asserted against any defendant to such action or proceeding.

The amendments also include certain technical, conforming, modernizing and clarifying changes to the Bylaws.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, as amended and restated, a copy of which is attached hereto as Exhibit 3.1 and incorporated herein by reference.

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

3.1*	Amended and Restate Bylaws of Kimco Realty Corporation
31.1	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4*	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

July 28, 2023	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

July 28, 2023	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY OP, LLC BY: KIMCO REALTY CORPORATION, managing member

July 28, 2023	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

July 28, 2023	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer