Form 10-Q
period 2023-09-30
KIMCO REALTY CORP; Kimco Realty OP, LLC
filed 2023-10-27
CIK 879101, 1959472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 18, 2023, Kimco Realty Corporation had 619,874,170 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2023, of Kimco Realty Corporation (the “Company”) and Kimco Realty OP, LLC (“Kimco OP”). Prior to January 1, 2023, the Company’s business was conducted through a predecessor entity also known as Kimco Realty Corporation (the “Predecessor”). On December 14, 2022, the Predecessor’s Board of Directors approved the entry into an Agreement and Plan of Merger (the “UPREIT Merger”) with the company formerly known as New KRC Corp., which was a Maryland corporation and wholly owned subsidiary of the Predecessor (the “Parent Company”), and KRC Merger Sub Corp., which was a Maryland corporation and wholly owned subsidiary of the Parent Company (“Merger Sub”), to effect the reorganization (the “Reorganization”) of the Predecessor’s business into an umbrella partnership real estate investment trust, or “UPREIT”.

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

The Parent Company is a real estate investment trust ("REIT") and is the sole member and managing member of Kimco OP. As of September 30, 2023, the Parent Company owned 100% of the outstanding limited liability company interests (the "OP Units") in Kimco OP.

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

In order to highlight the differences between the Parent Company and Kimco OP, there are sections in this Quarterly Report that separately discuss the Parent Company and Kimco OP, including separate financial statements (but combined footnotes), separate controls and procedures sections, and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure for the Parent Company and Kimco OP, unless context otherwise requires, this Quarterly Report refers to actions or holdings of the Parent Company and/or Kimco OP as being the actions or holdings of the Company (either directly or through its subsidiaries, including Kimco OP).

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

PART I - FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share information)

	September 30, 2023	December 31, 2022
Assets:
Real estate, net of accumulated depreciation and amortization of $3,735,535 and $3,417,414, respectively	$15,127,673	$15,039,828
Investments in and advances to real estate joint ventures	1,098,822	1,091,551
Other investments	139,362	107,581
Cash and cash equivalents	424,262	149,829
Marketable securities	327,135	597,732
Accounts and notes receivable, net	288,499	304,226
Operating lease right-of-use assets, net	128,534	133,733
Other assets	417,074	401,642
Total assets (1)	$17,951,361	$17,826,122

Liabilities:
Notes payable, net	$6,772,111	$6,780,969
Mortgages payable, net	356,899	376,917
Accounts payable and accrued expenses	261,693	207,815
Dividends payable	5,308	5,326
Operating lease liabilities	109,824	113,679
Other liabilities	630,245	601,574
Total liabilities (1)	8,136,080	8,086,280
Redeemable noncontrolling interests	92,933	92,933

Commitments and Contingencies (Footnote 17)

Stockholders' equity:

Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 19,367 and 19,435 shares, respectively; Aggregate liquidation preference $484,179 and $485,868, respectively	19	19
Common stock, $.01 par value, authorized 750,000,000 shares; Issued and outstanding 619,874,590 and 618,483,565 shares, respectively	6,199	6,185
Paid-in capital	9,628,660	9,618,271
Cumulative distributions in excess of net income	(51,377)	(119,548)
Accumulated other comprehensive income	6,616	10,581
Total stockholders' equity	9,590,117	9,515,508
Noncontrolling interests	132,231	131,401
Total equity	9,722,348	9,646,909
Total liabilities and equity	$17,951,361	$17,826,122

(1)

Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2023 and December 31, 2022 of $392,977 and $436,605, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at September 30, 2023 and December 31, 2022 of $187,968 and $199,132, respectively. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Revenues from rental properties, net	$441,816	$429,042	$1,319,162	$1,274,969
Management and other fee income	4,249	4,361	12,635	12,881
Total revenues	446,065	433,403	1,331,797	1,287,850

Operating expenses
Rent	(3,939)	(3,703)	(12,097)	(11,854)
Real estate taxes	(57,875)	(55,578)	(173,002)	(165,967)
Operating and maintenance	(76,604)	(71,457)	(226,919)	(210,466)
General and administrative	(33,697)	(29,677)	(101,180)	(87,606)
Impairment charges	(2,237)	(7,067)	(14,043)	(21,758)
Merger charges	(3,750)	-	(3,750)	-
Depreciation and amortization	(127,437)	(125,419)	(382,983)	(380,324)
Total operating expenses	(305,539)	(292,901)	(913,974)	(877,975)

Gain on sale of properties	-	3,821	52,376	10,958

Operating income	140,526	144,323	470,199	420,833

Other income/(expense)
Special dividend income	-	-	194,116	-
Other income, net	8,377	6,226	19,080	18,851
Gain/(loss) on marketable securities, net	13,225	(75,491)	17,642	(215,194)
Interest expense	(60,424)	(52,391)	(182,404)	(165,876)
Early extinguishment of debt charges	-	(428)	-	(7,658)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	101,704	22,239	518,633	50,956

Benefit/(provision) for income taxes, net	729	1,039	(61,127)	1,096
Equity in income of joint ventures, net	16,257	26,360	57,589	94,060
Equity in income of other investments, net	2,100	6,733	8,741	15,491

Net income	120,790	56,371	523,836	161,603

Net (income)/loss attributable to noncontrolling interests	(2,551)	1,583	(9,208)	14,152

Net income attributable to the Company	118,239	57,954	514,628	175,755

Preferred dividends, net	(6,285)	(6,307)	(18,736)	(18,911)

Net income available to the Company's common shareholders	$111,954	$51,647	$495,892	$156,844

Per common share:
Net income available to the Company's common shareholders:
-Basic	$0.18	$0.08	$0.80	$0.25
-Diluted	$0.18	$0.08	$0.80	$0.25

Weighted average shares:
-Basic	617,090	615,832	616,888	615,417
-Diluted	617,271	618,018	619,495	617,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$120,790	$56,371	$523,836	$161,603
Other comprehensive (loss)/income:
Change in unrealized gains related to defined benefit plan	(10,581)	212	(10,581)	4,472
Change in unrealized gains related to equity method investments	1,255	-	6,616	-
Other comprehensive (loss)/income	(9,326)	212	(3,965)	4,472

Comprehensive income	111,464	56,583	519,871	166,075

Comprehensive (income)/loss attributable to noncontrolling interests	(2,551)	1,583	(9,208)	14,152

Comprehensive income attributable to the Company	$108,913	$58,166	$510,663	$180,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended September 30, 2023 and 2022

(unaudited)

(in thousands)

						Retained Earnings/	Accumulated
						(Cumulative	Other	Total
	Preferred Stock		Common Stock		Paid-in	Distributions in Excess	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	of Net Income)	Income	Equity	Interests	Equity

Balance at July 1, 2022	19	$19	618,483	$6,185	$9,605,163	$163,210	$6,476	$9,781,053	$190,684	$9,971,737
Net income/(loss)	-	-	-	-	-	57,954	-	57,954	(1,583)	56,371
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	212	212	-	212
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(192)	(192)
Dividends declared to common and preferred shares	-	-	-	-	-	(142,374)	-	(142,374)	-	(142,374)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(52,125)	(52,125)
Surrender of common stock	-	-	(24)	-	(115)	-	-	(115)	-	(115)
Exercise of common stock options	-	-	4	-	88	-	-	88	-	88
Amortization of equity awards	-	-	-	-	6,261	-	-	6,261	-	6,261
Redemption/conversion of noncontrolling interests	-	-	-	-	(15)	-	-	(15)	-	(15)
Balance at September 30, 2022	19	$19	618,463	$6,185	$9,611,382	$78,790	$6,688	$9,703,064	$136,784	$9,839,848

Balance at July 1, 2023	19	$19	619,889	$6,199	$9,621,686	$(20,748)	$15,942	$9,623,098	$132,310	$9,755,408
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	10	10
Net income	-	-	-	-	-	118,239	-	118,239	2,551	120,790
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	(10,581)	(10,581)	-	(10,581)
Change in unrealized gains related to equity method investments	-	-	-	-	-	-	1,255	1,255	-	1,255
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,525)	(1,525)
Dividends declared to preferred shares	-	-	-	-	-	(6,285)	-	(6,285)	-	(6,285)
Dividends declared to common shares	-	-	-	-	-	(142,583)	-	(142,583)	-	(142,583)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,108)	(1,108)
Surrender of restricted common stock	-	-	(14)	-	(134)	-	-	(134)	-	(134)
Amortization of equity awards	-	-	-	-	7,896	-	-	7,896	-	7,896
Redemption/conversion of noncontrolling interests	-	-	-	-	(788)	-	-	(788)	(7)	(795)
Balance at September 30, 2023	19	$19	619,875	$6,199	$9,628,660	$(51,377)	$6,616	$9,590,117	$132,231	$9,722,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

(in thousands)

	Preferred Stock		Common Stock		Paid-in	Retained Earnings/ (Cumulative Distributions in Excess	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	of Net Income)	Income	Equity	Interests	Equity

Balance at January 1, 2022	20	$20	616,659	$6,167	$9,591,871	$299,115	$2,216	$9,899,389	$210,793	$10,110,182
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	891	891
Net income/(loss)	-	-	-	-	-	175,755	-	175,755	(14,152)	161,603
Other comprehensive income
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	4,472	4,472	-	4,472
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(726)	(726)
Dividends declared to common and preferred shares	-	-	-	-	-	(396,144)	-	(396,144)	-	(396,144)
Repurchase of preferred stock	(1)	(1)	-	-	(3,505)	64		(3,442)	-	(3,442)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(58,183)	(58,183)
Issuance of common stock	-	-	2,162	22	11,259	-	-	11,281	-	11,281
Surrender of common stock	-	-	(609)	(6)	(13,654)	-	-	(13,660)	-	(13,660)
Exercise of common stock options	-	-	178	1	3,644	-	-	3,645	-	3,645
Amortization of equity awards	-	-	-	-	20,170	-	-	20,170	-	20,170
Redemption/conversion of noncontrolling interests	-	-	73	1	1,597	-	-	1,598	(1,839)	(241)
Balance at September 30, 2022	19	$19	618,463	$6,185	$9,611,382	$78,790	$6,688	$9,703,064	$136,784	$9,839,848

Balance at January 1, 2023	19	$19	618,484	$6,185	$9,618,271	$(119,548)	$10,581	$9,515,508	$131,401	$9,646,909
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	13	13
Net income	-	-	-	-	-	514,628	-	514,628	9,208	523,836
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	(10,581)	(10,581)	-	(10,581)
Change in unrealized gains related to equity method investments	-	-	-	-	-	-	6,616	6,616	-	6,616
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(4,629)	(4,629)
Dividends declared to preferred shares	-	-	-	-	-	(18,735)	-	(18,735)	-	(18,735)
Dividends declared to common shares	-	-	-	-	-	(427,722)	-	(427,722)	-	(427,722)
Repurchase of preferred stock	-	-	-	-	(1,631)	-	-	(1,631)	-	(1,631)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(3,755)	(3,755)
Issuance of common stock	-	-	1,988	20	(20)	-	-	-	-	-
Surrender of restricted common stock	-	-	(770)	(8)	(16,263)	-	-	(16,271)	-	(16,271)
Exercise of common stock options	-	-	173	2	3,725	-	-	3,727	-	3,727
Amortization of equity awards	-	-	-	-	25,366	-	-	25,366	-	25,366
Redemption/conversion of noncontrolling interests	-	-	-	-	(788)	-	-	(788)	(7)	(795)
Balance at September 30, 2023	19	$19	619,875	$6,199	$9,628,660	$(51,377)	$6,616	$9,590,117	$132,231	$9,722,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022

Cash flow from operating activities:
Net income	$523,836	$161,603
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	382,983	380,324
Impairment charges	14,043	21,758
Straight-line rental income adjustments, net	(17,458)	(24,776)
Amortization of above-market and below-market leases, net	(13,969)	(10,087)
Amortization of deferred financing costs and fair value debt adjustments, net	(6,999)	(26,139)
Early extinguishment of debt charges	-	7,658
Equity award expense	25,334	20,185
Gain on sale of properties	(52,376)	(10,958)
(Gain)/loss on marketable securities, net	(17,642)	215,194
Change in fair value of embedded derivative liability	7,000	-
Equity in income of joint ventures, net	(57,589)	(94,060)
Equity in income of other investments, net	(8,741)	(15,491)
Distributions from joint ventures and other investments	54,875	66,875
Change in accounts and notes receivable, net	32,584	13,826
Change in accounts payable and accrued expenses	48,712	33,534
Change in other operating assets and liabilities, net	(33,184)	(33,690)
Net cash flow provided by operating activities	881,409	705,756

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(269,499)	(161,171)
Improvements to operating real estate	(179,145)	(128,592)
Investment in marketable securities	(3,102)	(3,348)
Proceeds from sale of marketable securities	291,341	800
Investment in cost method investment	(1,532)	(4,497)
Investments in and advances to real estate joint ventures	(21,408)	(80,496)
Reimbursements of investments in and advances to real estate joint ventures	9,024	31,540
Investments in and advances to other investments	(13,594)	(12,669)
Reimbursements of investments in and advances to other investments	236	29,444
Investment in mortgage receivables	(11,211)	(75,063)
Collection of mortgage and other financing receivables	108	38,232
Proceeds from sale of properties	122,821	146,218
Net cash flow used for investing activities	(75,961)	(219,602)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(49,187)	(157,928)
Principal payments on rental property debt	(8,481)	(7,244)
Proceeds from mortgage loan financings	-	19,000
Proceeds from issuance of unsecured notes	-	1,250,000
Proceeds from unsecured revolving credit facility, net	-	128,000
Repayments of unsecured notes	-	(1,449,060)
Financing origination costs	(6,041)	(19,273)
Payment of early extinguishment of debt charges	-	(6,955)
Contributions from noncontrolling interests	13	891
Redemption/distribution of noncontrolling interests	(8,870)	(59,361)
Dividends paid	(446,617)	(396,182)
Proceeds from issuance of stock, net	3,727	14,926
Repurchase of preferred stock	(1,491)	(3,441)
Shares repurchased for employee tax withholding on equity awards	(16,239)	(13,549)
Change in tenants' security deposits	2,171	2,890
Net cash flow used for financing activities	(531,015)	(697,286)

Net change in cash, cash equivalents and restricted cash	274,433	(211,132)
Cash, cash equivalents and restricted cash, beginning of the period	149,829	334,663
Cash, cash equivalents and restricted cash, end of the period	$424,262	$123,531

Interest paid, including payment of early extinguishment of debt charges of $0 and $6,955, respectively (net of capitalized interest of $1,705 and $445, respectively)	$180,664	$186,193

Income taxes paid, net of refunds	$60,235	$2,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except unit information)

	September 30, 2023	December 31, 2022
Assets:
Real estate, net of accumulated depreciation and amortization of $3,735,535 and $3,417,414, respectively	$15,127,673	$15,039,828
Investments in and advances to real estate joint ventures	1,098,822	1,091,551
Other investments	139,362	107,581
Cash and cash equivalents	424,262	149,829
Marketable securities	327,135	597,732
Accounts and notes receivable, net	288,499	304,226
Operating lease right-of-use assets, net	128,534	133,733
Other assets	417,074	401,642
Total assets (1)	$17,951,361	$17,826,122

Liabilities:
Notes payable, net	$6,772,111	$6,780,969
Mortgages payable, net	356,899	376,917
Accounts payable and accrued expenses	261,693	207,815
Dividends payable	5,308	5,326
Operating lease liabilities	109,824	113,679
Other liabilities	630,245	601,574
Total liabilities (1)	8,136,080	8,086,280
Redeemable noncontrolling interests	92,933	92,933

Commitments and Contingencies (Footnote 17)

Members' capital:
Preferred units; Issued and outstanding 19,367 and 19,435 units, respectively	467,396	469,027
Common units; Issued and outstanding 619,874,590 and 618,483,565 units, respectively	9,116,105	9,035,900
Accumulated other comprehensive income	6,616	10,581
Total members' capital	9,590,117	9,515,508
Noncontrolling interests	132,231	131,401
Total capital	9,722,348	9,646,909
Total liabilities and capital	$17,951,361	$17,826,122

(1)

Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2023 and December 31, 2022 of $392,977 and $436,605, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at September 30, 2023 and December 31, 2022 of $187,968 and $199,132, respectively. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Revenues from rental properties, net	$441,816	$429,042	$1,319,162	$1,274,969
Management and other fee income	4,249	4,361	12,635	12,881
Total revenues	446,065	433,403	1,331,797	1,287,850

Operating expenses
Rent	(3,939)	(3,703)	(12,097)	(11,854)
Real estate taxes	(57,875)	(55,578)	(173,002)	(165,967)
Operating and maintenance	(76,604)	(71,457)	(226,919)	(210,466)
General and administrative	(33,697)	(29,677)	(101,180)	(87,606)
Impairment charges	(2,237)	(7,067)	(14,043)	(21,758)
Merger charges	(3,750)	-	(3,750)	-
Depreciation and amortization	(127,437)	(125,419)	(382,983)	(380,324)
Total operating expenses	(305,539)	(292,901)	(913,974)	(877,975)

Gain on sale of properties	-	3,821	52,376	10,958

Operating income	140,526	144,323	470,199	420,833

Other income/(expense)
Special dividend income	-	-	194,116	-
Other income, net	8,377	6,226	19,080	18,851
Gain/(loss) on marketable securities, net	13,225	(75,491)	17,642	(215,194)
Interest expense	(60,424)	(52,391)	(182,404)	(165,876)
Early extinguishment of debt charges	-	(428)	-	(7,658)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	101,704	22,239	518,633	50,956

Benefit/(provision) for income taxes, net	729	1,039	(61,127)	1,096
Equity in income of joint ventures, net	16,257	26,360	57,589	94,060
Equity in income of other investments, net	2,100	6,733	8,741	15,491

Net income	120,790	56,371	523,836	161,603

Net (income)/loss attributable to noncontrolling interests	(2,551)	1,583	(9,208)	14,152

Net income attributable to the Company	118,239	57,954	514,628	175,755

Preferred distributions, net	(6,285)	(6,307)	(18,736)	(18,911)

Net income available to the Company's common unitholders	$111,954	$51,647	$495,892	$156,844

Per common unit:
Net income available to the Company's common unitholders:
-Basic	$0.18	$0.08	$0.80	$0.25
-Diluted	$0.18	$0.08	$0.80	$0.25

Weighted average units:
-Basic	617,090	615,832	616,888	615,417
-Diluted	617,271	618,018	619,495	617,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$120,790	$56,371	$523,836	$161,603
Other comprehensive (loss)/income:
Change in unrealized gains related to defined benefit plan	(10,581)	212	(10,581)	4,472
Change in unrealized gains related to equity method investments	1,255	-	6,616	-
Other comprehensive (loss)/income	(9,326)	212	(3,965)	4,472

Comprehensive income	111,464	56,583	519,871	166,075

Comprehensive (income)/loss attributable to noncontrolling interests	(2,551)	1,583	(9,208)	14,152

Comprehensive income attributable to the Company	$108,913	$58,166	$510,663	$180,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

For the Three Months Ended September 30, 2023 and 2022

(unaudited)

(in thousands)

					Accumulated
					Other	Total
	Preferred Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Income	Capital	Interests	Capital

Balance at July 1, 2022	19	$469,027	618,483	$9,305,550	$6,476	$9,781,053	$190,684	$9,971,737
Net income/(loss)	-	6,307	-	51,647	-	57,954	(1,583)	56,371
Other comprehensive income
Change in unrealized gains related to defined benefit plan	-	-	-	-	212	212	-	212
Redeemable noncontrolling interests income	-	-	-	-	-	-	(192)	(192)
Distributions declared to preferred unitholders	-	(6,307)	-	-	-	(6,307)	-	(6,307)
Distributions declared to common unitholders	-		-	(136,067)	-	(136,067)	-	(136,067)
Distributions to noncontrolling interests	-	-	-	-	-	-	(52,125)	(52,125)
Surrender of common units	-	-	(24)	(115)	-	(115)	-	(115)
Exercise of common stock options	-	-	4	88	-	88	-	88
Amortization of equity awards	-	-	-	6,261	-	6,261	-	6,261
Redemption/conversion of noncontrolling interests	-	-	-	(15)	-	(15)	-	(15)
Balance at September 30, 2022	19	$469,027	618,463	$9,227,349	$6,688	$9,703,064	$136,784	$9,839,848

Balance at July 1, 2023	19	$467,396	619,889	$9,139,760	$15,942	$9,623,098	$132,310	$9,755,408
Contributions from noncontrolling interests	-	-	-	-	-	-	10	10
Net income	-	6,285	-	111,954	-	118,239	2,551	120,790
Other comprehensive income
Change in unrealized gains related to defined benefit plan	-	-	-	-	(10,581)	(10,581)	-	(10,581)
Change in unrealized gains related to equity method investments	-	-	-	-	1,255	1,255	-	1,255
Redeemable noncontrolling interests income	-	-	-	-	-	-	(1,525)	(1,525)
Distributions declared to preferred unitholders	-	(6,285)	-	-	-	(6,285)	-	(6,285)
Distributions declared to common unitholders	-	-	-	(142,583)	-	(142,583)	-	(142,583)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,108)	(1,108)
Surrender of restricted common units	-	-	(14)	(134)	-	(134)	-	(134)
Amortization of equity awards	-	-	-	7,896	-	7,896	-	7,896
Redemption/conversion of noncontrolling interests	-	-	-	(788)	-	(788)	(7)	(795)
Balance at September 30, 2023	19	$467,396	619,875	$9,116,105	$6,616	$9,590,117	$132,231	$9,722,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

(in thousands)

					Accumulated
					Other	Total
	Preferred Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Income	Capital	Interests	Capital

Balance at January 1, 2022	20	$472,533	616,659	$9,424,640	$2,216	$9,899,389	$210,793	$10,110,182
Contributions from noncontrolling interests	-	-	-	-	-	-	891	891
Net income/(loss)	-	18,911	-	156,844	-	175,755	(14,152)	161,603
Other comprehensive income
Change in unrealized gains related to defined benefit plan	-	-	-	-	4,472	4,472	-	4,472
Redeemable noncontrolling interests income	-	-	-	-	-	-	(726)	(726)
Distributions declared to preferred unitholders	-	(18,911)	-	-	-	(18,911)	-	(18,911)
Distributions declared to common unitholders	-	-	-	(377,169)	-	(377,169)	-	(377,169)
Repurchase of preferred units	(1)	(3,506)	-	-	-	(3,506)	-	(3,506)
Distributions to noncontrolling interests	-	-	-	-	-	-	(58,183)	(58,183)
Issuance of common units	-	-	2,162	11,281	-	11,281	-	11,281
Surrender of restricted common units	-	-	(609)	(13,660)	-	(13,660)	-	(13,660)
Exercise of common stock options	-	-	178	3,645	-	3,645	-	3,645
Amortization of equity awards	-	-	-	20,170	-	20,170	-	20,170
Redemption/conversion of noncontrolling interests	-	-	73	1,598	-	1,598	(1,839)	(241)
Balance at September 30, 2022	19	$469,027	618,463	$9,227,349	$6,688	$9,703,064	$136,784	$9,839,848

Balance at January 1, 2023	19	$469,027	618,484	$9,035,900	$10,581	$9,515,508	$131,401	$9,646,909
Contributions from noncontrolling interests	-	-	-	-	-	-	13	13
Net income	-	18,736	-	495,892	-	514,628	9,208	523,836
Other comprehensive income
Change in unrealized gains related to defined benefit plan	-	-	-	-	(10,581)	(10,581)	-	(10,581)
Change in unrealized gains related to equity method investments	-	-	-	-	6,616	6,616	-	6,616
Redeemable noncontrolling interests income	-	-	-	-	-	-	(4,629)	(4,629)
Distributions declared to preferred unitholders	-	(18,736)	-	-	-	(18,736)	-	(18,736)
Distributions declared to common unitholders	-	-	-	(427,721)	-	(427,721)	-	(427,721)
Repurchase of preferred units	-	(1,631)	-	-	-	(1,631)	-	(1,631)
Distributions to noncontrolling interests	-	-	-	-	-	-	(3,755)	(3,755)
Issuance of common units	-	-	1,988	-	-	-	-	-
Surrender of restricted common units	-	-	(770)	(16,271)	-	(16,271)	-	(16,271)
Exercise of common stock options	-	-	173	3,727	-	3,727	-	3,727
Amortization of equity awards	-	-	-	25,366	-	25,366	-	25,366
Redemption/conversion of noncontrolling interests	-	-	-	(788)	-	(788)	(7)	(795)
Balance at September 30, 2023	19	$467,396	619,875	$9,116,105	$6,616	$9,590,117	$132,231	$9,722,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022

Cash flow from operating activities:
Net income	$523,836	$161,603
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	382,983	380,324
Impairment charges	14,043	21,758
Straight-line rental income adjustments, net	(17,458)	(24,776)
Amortization of above-market and below-market leases, net	(13,969)	(10,087)
Amortization of deferred financing costs and fair value debt adjustments, net	(6,999)	(26,139)
Early extinguishment of debt charges	-	7,658
Equity award expense	25,334	20,185
Gain on sale of properties	(52,376)	(10,958)
(Gain)/loss on marketable securities, net	(17,642)	215,194
Change in fair value of embedded derivative liability	7,000	-
Equity in income of joint ventures, net	(57,589)	(94,060)
Equity in income of other investments, net	(8,741)	(15,491)
Distributions from joint ventures and other investments	54,875	66,875
Change in accounts and notes receivable, net	32,584	13,826
Change in accounts payable and accrued expenses	48,712	33,534
Change in other operating assets and liabilities, net	(33,184)	(33,690)
Net cash flow provided by operating activities	881,409	705,756

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(269,499)	(161,171)
Improvements to operating real estate	(179,145)	(128,592)
Investment in marketable securities	(3,102)	(3,348)
Proceeds from sale of marketable securities	291,341	800
Investment in cost method investment	(1,532)	(4,497)
Investments in and advances to real estate joint ventures	(21,408)	(80,496)
Reimbursements of investments in and advances to real estate joint ventures	9,024	31,540
Investments in and advances to other investments	(13,594)	(12,669)
Reimbursements of investments in and advances to other investments	236	29,444
Investment in mortgage receivables	(11,211)	(75,063)
Collection of mortgage and other financing receivables	108	38,232
Proceeds from sale of properties	122,821	146,218
Net cash flow used for investing activities	(75,961)	(219,602)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(49,187)	(157,928)
Principal payments on rental property debt	(8,481)	(7,244)
Proceeds from mortgage loan financings	-	19,000
Proceeds from issuance of unsecured notes	-	1,250,000
Proceeds from unsecured revolving credit facility, net	-	128,000
Repayments of unsecured notes	-	(1,449,060)
Financing origination costs	(6,041)	(19,273)
Payment of early extinguishment of debt charges	-	(6,955)
Contributions from noncontrolling interests	13	891
Redemption/distribution of noncontrolling interests	(8,870)	(59,361)
Distributions paid to common and preferred unitholders	(446,617)	(396,182)
Proceeds from issuance of stock, net	3,727	14,926
Repurchase of preferred units	(1,491)	(3,441)
Shares repurchased for employee tax withholding on equity awards	(16,239)	(13,549)
Change in tenants' security deposits	2,171	2,890
Net cash flow used for financing activities	(531,015)	(697,286)

Net change in cash, cash equivalents and restricted cash	274,433	(211,132)
Cash, cash equivalents and restricted cash, beginning of the period	149,829	334,663
Cash, cash equivalents and restricted cash, end of the period	$424,262	$123,531

Interest paid, including payment of early extinguishment of debt charges of $0 and $6,955, respectively (net of capitalized interest of $1,705 and $445, respectively)	$180,664	$186,193

Income taxes paid, net of refunds	$60,235	$2,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation (the “Parent Company”) is a real estate investment trust ("REIT"), of which substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the sole managing member and exercises exclusive control over Kimco OP. As of September 30, 2023, the Parent Company owned 100% of the outstanding limited liability company interests (the "OP Units") in Kimco OP. The term “the Company”, means the Parent Company and Kimco OP, collectively.

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

Pending Merger with RPT Realty

On August 28, 2023, the Company and RPT Realty (“RPT”) announced that they had entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which the Company will acquire RPT through a series of mergers (collectively, the “RPT Merger”). This strategic transaction was unanimously approved by the Board of Directors of the Company and the Board of Trustees of RPT. The RPT Merger is expected to close in the beginning of 2024, subject to the receipt of RPT shareholder approval and the satisfaction or waiver of other customary closing conditions specified in the Merger Agreement.

Under the terms of the Merger Agreement, each RPT common share (other than certain shares as set forth in the Merger Agreement) will be converted into 0.6049 of a newly issued shares of the Company’s common stock, together with cash in lieu of fractional shares, and each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT (other than certain shares as set forth in the Merger Agreement) will be converted into the right to receive one depositary share representing one one-thousandth of a share of a newly created series of preferred stock, par value $1.00 per share, of the Company having the rights, preferences and privileges substantially as set forth in the Merger Agreement, in each case, without interest, and subject to any withholding required under applicable law, upon the terms and subject to the conditions set forth in the Merger Agreement. The foregoing description of the Merger Agreement and the transactions contemplated thereby is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement.

During the three months ended September 30, 2023, the Company incurred expenses of $3.8 million associated with the RPT Merger primarily comprised of legal and professional fees.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2023, of the Parent Company and Kimco OP into this single report. The accompanying Condensed Consolidated Financial Statements include the accounts of the Parent Company and Kimco OP and their consolidated subsidiaries. The Reorganization resulted in a merger of entities under common control in accordance with accounting principles generally accepted in the United States (“GAAP”). Accordingly, the accompanying consolidated financial statements including the notes thereto, are presented as if the Reorganization had occurred at the earliest period presented. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2022 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date, but does not include all annual disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as certain disclosures in this Quarterly Report that would duplicate those included in such Annual Report on Form 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its Condensed Consolidated Financial Statements (see Footnote 10 of the Notes to the Condensed Consolidated Financial Statements).

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. For comparative purposes, for the nine months ended September 30, 2022, the Company reclassified certain cash flows (used for)/provided by operating activities on the Company’s Condensed Consolidated Statements of Cash Flows as follows (in millions):

Nine Months Ended September 30, 2022
Operating activities:
Straight-line rental income adjustments, net	$(24.8)
Amortization of above-market and below-market leases, net	$(10.1)
Amortization of deferred financing costs and fair value debt adjustments, net	$(26.1)
Change in accounts and notes receivable, net	$24.8
Change in other operating assets and liabilities, net	$36.2

New Accounting Pronouncements

The following table represents an Accounting Standards Update (“ASU”) to the FASB’s ASCs that, as of  September 30, 2023, is not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement

The amendments in this ASU address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. To reduce diversity in practice and provide decision-useful information to a joint venture’s investors, to these amendments require that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). Additionally, existing joint ventures have the option to apply the guidance retrospectively.

January 1, 2025; Early adoption permitted

This ASU does not impact accounting for joint ventures by the venturers. As such, the Company does not expect the adoption of this ASU will have a material impact on the Company’s financial position and/or results of operations.

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

3. Real Estate

Acquisitions

During the nine months ended September 30, 2023, the Company acquired the following operating properties, through direct asset purchases or consolidation due to change in control resulting from the purchase of additional interests in certain operating properties held in an unconsolidated joint venture (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Other	Total	GLA*
Portfolio (2 properties) (1)	Various	Jan-23	$69,130	$19,637	$13,019	$101,786	342
Crossroads Plaza Parcel	Cary, NC	Jan-23	2,173	-	-	2,173	5
Northridge Shopping Center Parcel	Arvada, CO	Jan-23	728	-	-	728	57
Stafford Marketplace Parcel (2)	Stafford, VA	Feb-23	-	-	12,527	12,527	87
Tustin Heights (1)	Tustin, CA	Mar-23	26,501	17,550	4,910	48,961	137
Marlton Plaza Parcel	Cherry Hill, NJ	Jul-23	529	-	-	529	-
Stonebridge at Potomac Town Center	Woodbridge, VA	Aug-23	169,840	-	1,667	171,507	504
			$268,901	$37,187	$32,123	$338,211	1,132

* Gross leasable area ("GLA")

(1)

Other includes the Company’s previously held equity investments in the Prudential Investment Program and net gains on change in control. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized gains on change in control of interest of $7.7 million, in aggregate, resulting from the fair value adjustments associated with the Company’s previously held equity interests, which are included in Equity in income of joint ventures, net on the Condensed Consolidated Statements of Income. The Company previously held an ownership interest of 15.0% in these property interests. See Footnote 4 of the Notes to the Company’s Condensed Consolidated Financial Statements.

(2)	During March 2023, the Company received a parcel as consideration resulting from the exercise of a termination option of an operating lease.

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

The purchase price for these acquisitions was allocated to real estate and related intangible assets and liabilities acquired, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for properties acquired/consolidated during the nine months ended September 30, 2023 and 2022, is as follows (in thousands):

	Allocation as of September 30, 2023	Weighted Average Amortization Period (in Years)	Allocation as of September 30, 2022	Weighted Average Amortization Period (in Years)
Land	$103,836	n/a	$64,480	n/a
Building	161,667	50.0	58,800	50.0
Building improvements	22,282	45.0	4,480	45.0
Tenant improvements	22,475	6.4	4,963	6.9
Solar panels	-	n/a	2,308	20.0
In-place leases	47,290	5.3	7,249	6.4
Above-market leases	4,981	6.7	199	3.8
Below-market leases	(25,129)	21.6	(6,690)	14.2
Other assets	1,777	n/a	-	n/a
Other liabilities	(968)	n/a	-	n/a
Net assets acquired	$338,211		$135,789

Included in the Company’s Condensed Consolidated Statements of Income is $12.2 million and $3.2 million in total revenues from the date of acquisition through September 30, 2023 and 2022, respectively, for operating properties acquired/consolidated during each of the respective years.

Dispositions

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels for the nine months ended September 30, 2023 and 2022 (dollars in millions):

	Nine Months Ended September 30,
	2023	2022
Aggregate sales price/gross fair value (1) (2) (3)	$175.0	$172.2
Gain on sale of properties (4)	$52.4	$11.0
Number of properties sold	4	8
Number of parcels sold/deconsolidated (1)	11	10

(1)

During 2023, the Company contributed a land parcel and related entitlements, located in Admore, PA, into a preferred equity investment with a gross value of $19.6 million. As a result, the Company no longer consolidates this land parcel and has a non-controlling interest in this investment. See Footnote 5 of the Notes to the Condensed Consolidated Financial Statements for preferred equity investment disclosure.

(2)

During 2023, the Company provided as a lender seller financing of $25.0 million related to the sale of an operating property located in Gresham, OR. See Footnote 9 of the Notes to the Condensed Consolidated Financial Statements for mortgage receivable loan disclosure.

(3)	Includes $19.7 million of Internal Revenue Code 26 U.S.C. §1031 proceeds held in escrow through sale of real estate interests for the nine months ended September 30, 2022.
(4)	Before noncontrolling interests of $1.6 million and taxes of $1.5 million for the nine months ended September 30, 2023.

Impairments

During the nine months ended September 30, 2023, the Company recognized aggregate impairment charges of $14.0 million related to adjustments to property carrying values for properties which the Company is marketing for sale as part of its select capital recycling program and, as such, has adjusted the anticipated hold period for such properties. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third party offers. See Footnote 13 to the Notes to the Condensed Consolidated Financial Statements for fair value disclosure.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments in and Advances to Real Estate Joint Ventures

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at September 30, 2023 and December 31, 2022 (dollars in millions):

	Noncontrolling Ownership Interest	The Company’s Investment
Joint Venture	As of September 30, 2023	September 30, 2023	December 31, 2022
Prudential Investment Program	15.0%	$143.0	$153.6
Kimco Income Opportunity Portfolio (“KIR”)	52.1%	286.2	281.5
Canada Pension Plan Investment Board (“CPP”)	55.0%	205.1	190.8
Other Institutional Joint Ventures	Various	250.9	256.8
Other Joint Venture Programs	Various	213.6	208.9
Total*		$1,098.8	$1,091.6

*	Representing 107 property interests and 21.7 million square feet of GLA, as of September 30, 2023, and 111 property interests and 22.4 million square feet of GLA, as of December 31, 2022.

The table below presents the Company’s share of net income for the above investments, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Joint Venture	2023	2022	2023	2022
Prudential Investment Program	$3.4	$2.6	$15.4	$7.4
KIR	8.2	17.5	26.0	62.9
CPP	1.5	2.5	6.9	8.2
Other Institutional Joint Ventures	0.7	0.8	2.2	6.3
Other Joint Venture Programs	2.5	3.0	7.1	9.3
Total	$16.3	$26.4	$57.6	$94.1

During the nine months ended September 30, 2023, the Company acquired the remaining 85% interest in three operating properties from Prudential Investment Program, in separate transactions, with an aggregate gross fair value of $150.7 million. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized net gains on change in control of interests of $7.7 million, in aggregate, resulting from the fair value adjustments associated with the Company’s previously held equity interests. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for the operating properties acquired by the Company.

In addition, during the nine months ended September 30, 2023, certain of the Company’s real estate joint ventures disposed of a property and a land parcel, in separate transactions, for an aggregate sales price of $29.5 million. These transactions resulted in an aggregate net gain to the Company of $1.3 million for the nine months ended September 30, 2023.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2023 and December 31, 2022 (dollars in millions):

	As of September 30, 2023			As of December 31, 2022
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$327.8	5.91%	25.3	$380.1	5.20%	33.1
KIR	273.2	5.82%	42.2	297.9	5.46%	47.2
CPP	82.2	5.12%	34.1	83.1	6.14%	43.0
Other Institutional Joint Ventures	234.0	5.76%	38.7	233.5	4.30%	47.7
Other Joint Venture Programs	369.7	4.44%	62.5	388.8	4.10%	71.8
Total	$1,286.9			$1,383.4

* Includes extension options

5. Other Investments

The Company has provided capital to owners and developers of real estate properties and loans through its Preferred Equity program, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. In addition, the Company has invested capital in structured investments which are primarily accounted for on the equity method of accounting. As of September 30, 2023, the Company’s other investments were $139.4 million, of which the Company’s net investment under the Preferred Equity program was $100.0 million.

During 2023, the Company contributed a land parcel and related entitlements, located in Admore, PA, into a preferred equity investment with a gross value of $19.6 million. As a result, the Company no longer consolidates this land parcel and has a non-controlling interest in this investment. As of September 30, 2023, the Company’s investment was $30.3 million.

6. Marketable Securities

The amortized cost and unrealized gains, net of marketable securities as of September 30, 2023 and December 31, 2022, are as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
Marketable securities:
Amortized cost	$40,797	$87,411
Unrealized gains, net	286,338	510,321
Total fair value	$327,135	$597,732

The Company’s net gains/(losses) on marketable securities for the three and nine months ended September 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain/(loss) on marketable securities, net	$13,225	$(75,491)	$17,642	$(215,194)

During the nine months ended September 30, 2023, the Company sold 14.1 million shares of Albertsons Companies Inc. (“ACI”) held by the Company, generating net proceeds of $282.3 million. For tax purposes, the Company recognized a long-term capital gain of $241.2 million. The Company anticipates retaining the proceeds from this stock sale for general corporate purposes and will pay federal and state taxes of $61.0 million on the taxable gain. As of September 30, 2023, the Company held 14.2 million shares of ACI, which had a value of $323.3 million.

In addition, during the nine months ended September 30, 2023, the Company received $194.1 million representing its share of an ACI special dividend payment and recognized this as Special dividend income on the Company’s Condensed Consolidated Statements of Income. As a result, the Company anticipates it may need to make a special dividend payment to maintain its compliance with REIT distribution requirements. The payment of this special dividend may be in the form of cash, common stock or some combination thereof. The Company’s determination regarding any such special dividend and the form thereof will be announced during the year ending December 31, 2023.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Accounts and Notes Receivable

The components of accounts and notes receivable, net of potentially uncollectible amounts as of September 30, 2023 and December 31, 2022, are as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
Billed tenant receivables	$14,269	$33,801
Unbilled common area maintenance, insurance and tax reimbursements	56,146	56,001
Deferred rent receivables	756	1,905
Defined benefit plan receivable (1)	454	14,421
Other receivables	10,238	8,361
Straight-line rent receivables	206,636	189,737
Total accounts and notes receivable, net	$288,499	$304,226

(1)	See Footnote 20 of the Notes to Condensed Consolidated Financial Statements for defined benefit plan disclosure.

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

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three and nine months ended September 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease income:
Fixed lease income (1)	$354,465	$340,990	$1,052,126	$1,009,358
Variable lease income (2)	85,452	83,689	261,781	248,650
Above-market and below-market leases amortization, net	3,967	3,107	13,969	10,088
Adjustments for potentially uncollectible revenues and disputed amounts (3)	(2,068)	1,256	(8,714)	6,873
Total lease income	$441,816	$429,042	$1,319,162	$1,274,969

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)	The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts.

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from less than one to 62.3 years, some of which include options to extend the terms for up to an additional 75 years.

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating and finance leases as of September 30, 2023 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	24.5	0.25
Weighted-average discount rate	6.63%	4.44%

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost:
Finance lease cost	$314	$398	$949	$974
Operating lease cost	3,686	3,222	11,064	9,473
Variable lease cost	486	825	1,773	3,421
Total lease cost	$4,486	$4,445	$13,786	$13,868

9. Other Assets

Assets Held-For-Sale

At September 30, 2023, the Company had a land parcel classified as held-for-sale at a net carrying amount of $10.9 million.

Mortgages and Other Financing Receivables

During the nine months ended September 30, 2023, the Company provided, as a lender, the following mortgage loans (dollars in millions):

Date Issued	Face Amount	Interest Rate	Maturity Date
Feb-23	$11.2	14.00%	Dec-24
Mar-23	$25.0	8.00%	Apr-24

10. Notes and Mortgages Payable

Notes Payable

In February 2023, the Company obtained a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which replaced the Company’s existing $2.0 billion unsecured revolving credit facility which was scheduled to mature in March 2024. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility is guaranteed by the Parent Company. The Credit Facility could be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 77.5 basis points and fluctuates in accordance with the Company’s credit ratings. The interest rate can be further adjusted upward or downward by a maximum of four basis points (as of September 30, 2023, a two-basis point reduction was achieved) based on the sustainability metric targets, as defined in the agreement (6.17% as of September 30, 2023). Pursuant to the terms of the Credit Facility, the Company continues to be subject to the same covenants under the Company’s prior unsecured revolving credit facility. For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 23, 2023, filed as Exhibit 10.20 in our Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, the Credit Facility had no outstanding balance, no appropriations for letters of credit, and the Company was in compliance with its covenants.

In October 2023, the Company issued $500.0 million in senior unsecured notes, which are scheduled to mature in March 2034 and accrue interest at a rate of 6.400% per annum. These senior unsecured notes are guaranteed by the Parent Company.

Mortgages Payable

During the nine months ended September 30, 2023, the Company (i) assumed $37.2 million of individual non-recourse mortgage debt through the acquisition of two operating properties, which it subsequently repaid in March 2023 and (ii) repaid $12.0 million of mortgage debt that encumbered a consolidated joint venture operating property.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at January 1,	$92,933	$13,480
Net income	4,629	725
Distributions	(4,629)	(726)
Redemption/conversion of noncontrolling interests	-	(209)
Balance at September 30,	$92,933	$13,270

12. Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s operating properties at September 30, 2023 and December 31, 2022 are 31 and 32 consolidated entities, respectively, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At September 30, 2023, total assets of these VIEs were $1.8 billion and total liabilities were $188.0 million. At December 31, 2022, total assets of these VIEs were $1.8 billion and total liabilities were $199.1 million.

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

	As of September 30, 2023	As of December 31, 2022
Number of unencumbered VIEs	29	29
Number of encumbered VIEs	2	3
Total number of consolidated VIEs	31	32

Restricted Assets:
Real estate, net	$382.8	$425.5
Cash and cash equivalents	5.3	7.9
Accounts and notes receivable, net	3.0	1.7
Other assets	1.9	1.5
Total Restricted Assets	$393.0	$436.6

VIE Liabilities:
Mortgages payable, net	$97.5	$109.7
Accounts payable and accrued expenses	16.1	10.9
Operating lease liabilities	5.1	5.2
Other liabilities	69.3	73.3
Total VIE Liabilities	$188.0	$199.1

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unconsolidated Redevelopment Investment

Included in the Company’s preferred equity investments at September 30, 2023, is an unconsolidated development project which is a VIE for which the Company is not the primary beneficiary. This preferred equity investment was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners over the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of September 30, 2023, the Company’s investment in this VIE was $30.3 million, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $34.3 million, which is the capital commitment obligation.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages and construction loan financing.

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying value (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net (1)	$6,772,111	$5,758,369	$6,780,969	$5,837,401
Mortgages payable, net (2)	$356,899	$322,664	$376,917	$311,659

(1)

The Company determined that the valuation of its senior unsecured notes were classified within Level 2 of the fair value hierarchy. The estimated fair value amounts classified as Level 2 as of September 30, 2023 and December 31, 2022, were $5.8 billion and $5.8 billion, respectively. The carrying value includes deferred financing costs of $60.7 million and $66.4 million as of September 30, 2023 and December 31, 2022, respectively.

(2)

The Company determined that its valuation of its mortgages payable were classified within Level 3 of the fair value hierarchy.  The carrying value includes deferred financing costs of $1.3 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively.

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities and embedded derivative liabilities. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

In instances where the determination of the fair value measurement is based on inputs from various levels of the fair value hierarchy, the level of the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis at  September 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2023	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$327,135	$327,135	$-	$-
Liabilities:
Embedded derivative liability	$63,000	$-	$-	$63,000

	Balance at December 31, 2022	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$597,732	$597,732	$-	$-
Liabilities:
Embedded derivative liability	$56,000	$-	$-	$56,000

The Company owns eight shopping center properties located in Long Island, NY, which were acquired during 2022 partially through the issuance of $122.1 million of Preferred Outside Partner Units and $13.6 million of Common Outside Partner Units. The Outside Partner Units related to these acquisitions totaled $135.7 million of units, including noncontrolling interests of $79.7 million and an embedded derivative liability associated with put and call options of these unitholders of $63.0 million as of September 30, 2023. The Outside Partner Units related annual cash distribution rates and related conversion features consisted of the following as of September 30, 2023 and December 31, 2022:

Type	Par Value Per Unit	Number of Units Remaining	Return Per Annum
Preferred Outside Partner Units	$20.00	6,104,831	3.75%
Common Outside Partner Units	$20.00	678,306	Equal to the Company’s common stock dividend

The significant unobservable input (Level 3 inputs) used in measuring the Company’s embedded derivative liability, which is categorized with Level 3 of the fair value hierarchy, is the discount rate of 7.75% and 8.00% as of September 30, 2023 and December 31, 2022, respectively.

The table below summarizes the change in the fair value of the embedded derivative liability for the nine months ended September 30, 2023 (in thousands):

Fair Value of Embedded Derivative Liability
Balance as of January 1, 2023	$56,000
Change in fair value (included in Other income, net)	7,000
Balance as of September 30, 2023	$63,000

Assets measured at fair value on a non-recurring basis at September 30, 2023 are as follows (in thousands):

	Balance at September 30, 2023	Level 1	Level 2	Level 3

Real estate	$11,724	$-	$-	$11,724

During the nine months ended September 30, 2023, the Company recognized impairment charges related to adjustments to property carrying values of $14.0 million. The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers, which were less than the carrying value of the assets. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

14. Incentive Plans

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan (together with the 2020 Plan, the “Plans”) that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards. At September 30, 2023, the Company had 4.9 million shares of common stock available for issuance under the 2020 Plan.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognized expenses associated with its equity awards of $25.3 million and $20.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had $59.2 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

15. Stockholders’ Equity

Preferred Stock

The Company’s Board of Director’s authorized the repurchase of up to 894,000 depositary shares of Class L preferred stock and 1,048,000 depositary shares of Class M preferred stock, representing up to 1,942 shares of the Company’s preferred stock, par value $1.00 per share, through December 31, 2023. During the nine months ended September 30, 2023, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class L	43,777	$973.4
Class M	23,791	$515.9

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share data and par values):

As of September 30, 2023
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

Common Stock

The Company has a share repurchase program, which is scheduled to expire February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the nine months ended September 30, 2023. As of September 30, 2023, the Company had $224.9 million available under this common share repurchase program.

During September 2023, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may, from time to time, enter into separate forward sale agreements with one or more banks. The Company did not issue any shares under the ATM Program during the nine months ended September 30, 2023. As of September 30, 2023, the Company had $500.0 million available under this ATM Program.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common Shares	$0.23000	$0.22000	$0.69000	$0.61000
Class L Depositary Shares	$0.32031	$0.32031	$0.96093	$0.96093
Class M Depositary Shares	$0.32813	$0.32813	$0.98439	$0.98439

16. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Acquisition of real estate interests from a lease modification	$12,527	$-
Disposition of real estate interests through the issuance of mortgage receivables	$25,000	$-
Proceeds held in escrow through the sale of real estate interests	$3,462	$19,744
Deconsolidation of real estate interests through contribution to other investments	$19,618	$-
Surrender of common stock	$16,271	$13,660
Declaration of dividends paid in succeeding period	$5,308	$5,326
Capital expenditures accrual	$36,225	$28,219
Decrease in redeemable noncontrolling interests from redemption of units for common stock	$-	$1,613
Consolidation of Joint Ventures:
Increase in real estate and other net assets	$54,345	$-
Increase in mortgage payables	$37,187	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Condensed Consolidated Balance Sheets to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	As of September 30, 2023	As of December 31, 2022
Cash and cash equivalents	$421,083	$146,970
Restricted cash	3,179	2,859
Total cash, cash equivalents and restricted cash	$424,262	$149,829

17. Commitments and Contingencies

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At September 30, 2023, these letters of credit aggregated $39.6 million.

Funding Commitments

The Company has investments with funding commitments of $64.7 million, of which $48.4 million has been funded as of September 30, 2023.

Other

The Parent Company guarantees the unsecured debt instruments of Kimco OP. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of September 30, 2023, there were $18.4 million in performance and surety bonds outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $45.5 million outstanding at September 30, 2023. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of September 30, 2023.

18. Accumulated Other Comprehensive Income (“AOCI”)

The following table displays the change in the components of AOCI for the nine months ended September 30, 2023 and 2022:

	Unrealized Gains Related to Defined Benefit Plan	Unrealized Gains Related to Equity Method Investments	Total
Balance as of January 1, 2023	$10,581	$-	$10,581
Other comprehensive income before reclassifications	267	6,616	6,883
Amounts reclassified from AOCI (1)	(10,848)	-	(10,848)
Net current-period other comprehensive income	(10,581)	6,616	(3,965)
Balance as of September 30, 2023	$-	$6,616	$6,616

(1)

Amounts are included in Other income, net on the Company’s Condensed Consolidated Statements of Income. See Footnote 20 of the Notes to Condensed Consolidated Financial Statements for defined benefit plan disclosure.

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

19. Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$111,954	$51,647	$495,892	$156,844
Earnings attributable to participating securities	(641)	(582)	(2,460)	(1,581)
Net income available to the Company’s common shareholders for basic earnings per share	111,313	51,065	493,432	155,263
Distributions on convertible units	-	-	1,919	-
Net income available to the Company’s common shareholders for diluted earnings per share	$111,313	$51,065	$495,351	$155,263

Weighted average common shares outstanding – basic	617,090	615,832	616,888	615,417
Effect of dilutive securities (1):
Equity awards	124	2,133	129	2,392
Assumed conversion of convertible units	57	53	2,478	47
Weighted average common shares outstanding – diluted	617,271	618,018	619,495	617,856

Net income available to the Company's common shareholders:
Basic earnings per share	$0.18	$0.08	$0.80	$0.25
Diluted earnings per share	$0.18	$0.08	$0.80	$0.25

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

20. Defined Benefit Plan

In August 2021, the Company assumed sponsorship of Weingarten Realty Investors’ noncontributory qualified cash balance retirement plan (the “Benefit Plan”) in connection with the merger with Weingarten Realty Investors (“Weingarten”). The Benefit Plan was frozen as of the date of the merger and subsequently terminated as of December 31, 2021. On March 28, 2023, the Internal Revenue Service (the “IRS”) issued a favorable determination letter for the termination of the Benefit Plan. As a result, the Company elected to settle the Benefit Plan’s obligations through third-party annuity payments, lump sum distributions and direct rollover of funds in an Individual Retirement Account (“IRA Rollovers”) based on elections made by the Benefit Plan’s participants.

During the three months ended September 30, 2023, the Benefit Plan’s obligations of $25.5 million were settled through third-party annuity contracts, lump sum distributions and IRA Rollovers. In addition, during the three months ended September 30, 2023, the Benefit Plan transferred excess assets with a value of $3.9 million to the qualified replacement plan managed by the Company and reverted excess assets with a value of $10.6 million to the Company. As of September 30, 2023, the Benefit Plan had excess assets of with a value of $0.5 million remaining. Upon the liquidation of the Benefit Plan, the Company realized $10.8 million of settlement gains during the three months ended September 30, 2023, which are included in Other income, net on the Company’s Condensed Consolidated Statements of Income and were previously included in Accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets.  In addition, the Company incurred excise taxes of $2.2 million resulting from the pension reversion of excess pension plan assets during the three months ended September 30, 2023, which are included in Other income, net on the Company’s Condensed Consolidated Statements of Income.

The components of net periodic benefit income/(cost), included in Other income, net in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	$(319)	$(208)	$(958)	$(851)
Expected return on plan assets	316	-	1,218	212
Settlement gain	10,848	-	10,848	-
Total	$10,845	$(208)	$11,108	$(639)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “commit,” “anticipate,” “estimate,” “project,” “will,” “target,” “plan”, “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the impact of competition, including the availability of acquisition or development opportunities and the costs associated with purchasing and maintaining assets; (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iv) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (v) the potential impact of e-commerce and other changes in consumer buying practices, and changing trends in the retail industry and perceptions by retailers or shoppers, including safety and convenience, (vi) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and the costs associated with purchasing and maintaining assets and risks related to acquisitions not performing in accordance with our expectations, (vii) the Company’s ability to raise capital by selling its assets, (viii) disruptions and increases in operating costs due to inflation and supply chain issues, (ix) risks associated with the development of mixed-use commercial properties, including risks associated with the development, and ownership of non-retail real estate, (x) changes in governmental laws and regulations, including, but not limited to changes in data privacy, environmental (including climate change), safety and health laws, and management’s ability to estimate the impact of such changes, (xi) risks and uncertainties associated with the Company’s and RPT Realty’s (“RPT”) ability to complete the proposed RPT Merger (as defined below) on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary RPT shareholder approval and satisfaction of other closing conditions to consummate the RPT Merger, (xii) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined below), (xiii) risks related to diverting the attention of management from ongoing business operations, (xiv) the Company’s failure to realize the expected benefits of the RPT Merger, (xv) significant transaction costs and/or unknown or inestimable liabilities related to the RPT Merger, (xvi) the risk of litigation, including shareholder litigation, in connection with the proposed RPT Merger, including any resulting expense or delay, (xvii) the ability to successfully integrate the operations of the Company and RPT following the closing of the RPT Merger and the risk that such integration may be more difficult, time-consuming or costly than expected, (xviii) risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the combined company following completion of the RPT Merger, (xix) effects relating to the announcement of the RPT Merger or any further announcements or the consummation of the RPT Merger on the market price of the Company’s common stock or RPT’s common shares or on each company’s respective relationships with tenants, employees, joint venture partners and third parties, (xx) the possibility that, if the Company does not achieve the perceived benefits of the RPT Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline, (xxi) valuation and risks related to the Company’s joint venture and preferred equity investments and other investments, (xxii) valuation of marketable securities and other investments, including the shares of Albertsons Companies, Inc. common stock held by the Company, (xxiii) impairment charges, (xxiv) criminal cybersecurity attacks disruption, data loss or other security incidents and breaches, (xxv) impact of natural disasters and weather and climate-related events, (xxvi) pandemics or other health crises, such as coronavirus disease 2019 (“COVID-19”), (xxvii) our ability to attract, retain and motivate key personnel, (xxviii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (xxix) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (xxx) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xxxi) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity, (xxxii) the Company’s ability to continue to maintain its status as a REIT for U.S. federal income tax purposes and potential risks and uncertainties in connection with its UPREIT structure, and (xxxiii) other risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 as supplemented by the risks and uncertainties identified under Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes in other filings with the Securities and Exchange Commission (“SEC”).

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Overview

Kimco Realty Corporation is a REIT, of which substantially all of the Company’s assets are held by, and substantially all of the Company’s operations are conducted through, Kimco OP, either directly or through its subsidiaries, as the Company’s operating company. The Company is the sole managing member and exercises exclusive control over Kimco OP. As of September 30, 2023, the Parent Company owned 100% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP.

The Company, a Maryland corporation, is North America’s largest publicly traded owner and operator of open-air, grocery-anchored shopping centers and a growing portfolio of mixed-use assets. The terms “Kimco,” the “Company,” “we,” “our” and “us” each refers to Kimco Realty Corporation and its subsidiaries, unless the context indicates otherwise. The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of September 30, 2023, the Company had interests in 527 U.S. shopping center properties, aggregating 90.4 million square feet of gross leasable area (“GLA”), located in 28 states. In addition, the Company had 21 other property interests, primarily through the Company’s preferred equity investments and other investments, totaling 5.5 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

The Company’s primary business objective is to be the premier owner and operator of open-air, grocery-anchored shopping centers, and a growing portfolio of mixed-use assets, in the U.S. The Company believes it can achieve this objective by:

●	increasing the value of its existing portfolio of properties and generating higher levels of portfolio growth;
●	increasing cash flows for reinvestment and/or for distribution to shareholders while maintaining conservative payout ratios;
●	improving debt metrics and upgraded unsecured debt ratings;
●	continuing growth in desirable demographic areas with successful retailers, primarily focused on grocery anchors; and
●	increasing the number of entitlements for residential use.

Pending Merger with RPT Realty

On August 28, 2023, the Company and RPT announced that they had entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which the Company will acquire RPT through a series of mergers (collectively the “RPT Merger”). This strategic transaction was unanimously approved by the Board of Directors of the Company and the Board of Trustees of RPT. The RPT Merger is expected to close in the beginning of 2024, subject to the receipt of required RPT shareholder approvals and the satisfaction or waiver of other customary closing conditions specified in the Merger Agreement.

Under the terms of the Merger Agreement, each RPT common share (other than certain shares as set forth in the Merger Agreement) will be converted into 0.6049 of a newly issued shares of the Company’s common stock, together with cash in lieu of fractional shares and each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT (other than certain shares as set forth in the Merger Agreement) will be converted into the right to receive one depositary share representing one one-thousandth of a share of a newly created series of preferred stock, par value $1.00 per share, of the Company having the rights, preferences and privileges substantially as set forth in the Merger Agreement, in each case, without interest, and subject to any withholding required under applicable law, upon the terms and subject to the conditions set forth in the Merger Agreement. The foregoing description of the Merger Agreement and the transactions contemplated thereby is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement.

The RPT Merger is expected to add 56 open-air shopping centers, including 43 wholly-owned and 13 joint venture assets, comprising 13.3 million square feet of gross leasable area, to the Company’s existing portfolio. In addition, pursuant to the RPT Merger, the Company expects to obtain RPT’s 6% stake in a 49-property net lease joint venture. Beyond strengthening the Company’s presence in its key markets, the transaction is expected to provide growth opportunities, including those associated with redevelopment.

The amounts presented herein for the three and nine months ended September 30, 2023, are solely the Company’s stand-alone results of operations and therefore do not include RPT’s results of operations for these periods.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2023 and 2022

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022 (in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues
Revenues from rental properties, net	$441,816	$429,042	$12,774	$1,319,162	$1,274,969	$44,193
Management and other fee income	4,249	4,361	(112)	12,635	12,881	(246)
Operating expenses
Rent (1)	(3,939)	(3,703)	(236)	(12,097)	(11,854)	(243)
Real estate taxes	(57,875)	(55,578)	(2,297)	(173,002)	(165,967)	(7,035)
Operating and maintenance (2)	(76,604)	(71,457)	(5,147)	(226,919)	(210,466)	(16,453)
General and administrative (3)	(33,697)	(29,677)	(4,020)	(101,180)	(87,606)	(13,574)
Impairment charges	(2,237)	(7,067)	4,830	(14,043)	(21,758)	7,715
Merger charges	(3,750)	-	(3,750)	(3,750)	-	(3,750)
Depreciation and amortization	(127,437)	(125,419)	(2,018)	(382,983)	(380,324)	(2,659)
Gain on sale of properties	-	3,821	(3,821)	52,376	10,958	41,418
Other income/(expense)
Special dividend income	-	-	-	194,116	-	194,116
Other income, net	8,377	6,226	2,151	19,080	18,851	229
Gain/(loss) on marketable securities, net	13,225	(75,491)	88,716	17,642	(215,194)	232,836
Interest expense	(60,424)	(52,391)	(8,033)	(182,404)	(165,876)	(16,528)
Early extinguishment of debt charges	-	(428)	428	-	(7,658)	7,658
Benefit/(provision) for income taxes, net	729	1,039	(310)	(61,127)	1,096	(62,223)
Equity in income of joint ventures, net	16,257	26,360	(10,103)	57,589	94,060	(36,471)
Equity in income of other investments, net	2,100	6,733	(4,633)	8,741	15,491	(6,750)
Net (income)/loss attributable to noncontrolling interests	(2,551)	1,583	(4,134)	(9,208)	14,152	(23,360)
Preferred dividends, net	(6,285)	(6,307)	22	(18,736)	(18,911)	175
Net income available to the Company's common shareholders	$111,954	$51,647	$60,307	$495,892	$156,844	$339,048
Net income available to the Company's common shareholders:
Diluted per common share	$0.18	$0.08	$0.10	$0.80	$0.25	$0.55

(1)	Rent expense primarily relates to ground lease payments for which the Company is the lessee.
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

Net income available to the Company’s common shareholders was $112.0 million for the three months ended September 30, 2023, as compared to $51.6 million for the comparable period in 2022. On a diluted per common share basis, net income available to the Company’s common shareholders for the three months ended September 30, 2023 was $0.18 as compared to $0.08 for the comparable period in 2022.

Net income available to the Company’s common shareholders was $495.9 million for the nine months ended September 30, 2023, as compared to $156.8 million for the comparable period in 2022. On a diluted per common share basis, net income available to the Company’s common shareholders for the nine months ended September 30, 2023 was $0.80 as compared to $0.25 for the comparable period in 2022.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Income that the Company believes changed significantly and affected Net income available to the Company’s common shareholders during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022.

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $12.8 million for the three months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily from (i) a net increase in revenues from tenants of $14.9 million, primarily due to an increase in leasing activity and net growth in the current portfolio and (ii) an increase in revenues of $11.8 million due to properties acquired during 2023 and 2022, partially offset by (iii) a decrease in revenues of $6.2 million due to dispositions during 2023 and 2022, (iv) a decrease in lease termination fee income of $3.0 million, (v) a net decrease of $2.7 million due to changes in credit losses from tenants and (vi) a decrease in net straight-line rental income of $2.0 million.

The increase in Revenues from rental properties, net of $44.2 million for the nine months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily from (i) a net increase in revenues from tenants of $49.8 million, primarily due to an increase in leasing activity and net growth in the current portfolio and (ii) an increase in revenues of $35.9 million due to properties acquired during 2023 and 2022, partially offset by (iii) a decrease in revenues of $18.2 million due to dispositions during 2023 and 2022, (iv) a net decrease of $12.9 million due to changes in credit losses from tenants, (v) a decrease in net straight-line rental income of $7.8 million and (vi) a decrease in lease termination fee income of $2.6 million.

Real estate taxes –

The increase in Real estate taxes of $7.0 million for the nine months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily due to properties acquired during 2023 and 2022, partially offset by dispositions during 2023 and 2022.

Operating and maintenance –

The increase in Operating and maintenance expense of $5.1 million and $16.5 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, is primarily due to (i) properties acquired during 2023 and 2022, (ii) an increase in insurance expense and (iii) increases in repairs and maintenance and other operating costs throughout the Company’s operating properties, partially offset by (iv) dispositions during 2023 and 2022.

General and administrative –

The increase in General and administrative expense of $4.0 million for the three months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily due to (i) an increase in employee-related benefit expenses of $5.1 million, partially offset by (ii) a decrease in professional fees and corporate expenses of $0.4 million.

The increase in General and administrative expense of $13.6 million for the nine months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily due to (i) an increase in employee-related benefit expenses of $10.7 million including an increase in the valuation of employee equity awards and additional employees hired and (ii) an increase in professional fees and corporate expenses of $2.7 million, primarily related to the Reorganization.

Impairment charges –

During the nine months ended September 30, 2023 and 2022, the Company recognized impairment charges related to adjustments to property carrying values of $14.0 million and $21.8 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Merger charges –

During the three and nine months ended September 30, 2023, the Company incurred costs of $3.8 million associated with the RPT Merger, primarily comprised of professional and legal fees.

Gain on sale of properties –

During the nine months ended September 30, 2023, the Company disposed of four operating properties and 11 land parcels, in separate transactions, for an aggregate sales price of $175.0 million, which resulted in aggregate gains of $52.4 million. During the nine months ended September 30, 2022, the Company disposed of eight operating properties and 10 land parcels, in separate transactions, for an aggregate sales price of $172.2 million, which resulted in aggregate gains of $11.0 million.

Special dividend income –

During the nine months ended September 30, 2023, the Company received $194.1 million representing its share of the Albertsons Companies Inc. (“ACI”) special dividend payment.

Gain/(loss) on marketable securities, net –

The change in Gain/(loss) on marketable securities, net of $88.7 million and $232.8 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, is primarily the result of mark-to-market fluctuations of the shares of ACI common stock held by the Company and the sale of ACI shares during 2023 and 2022.

Interest expense –

The increase in Interest expense of $8.0 million and $16.5 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, is primarily due to a decrease in fair market value amortization due to the repayment of senior unsecured notes in 2022.

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

Benefit/(provision) for income taxes, net –

The change in Benefit/(provision) for income taxes, net of $62.2 million for the nine months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily due to the Company's sale of shares of ACI during 2023, which generated a taxable long-term capital gain. The Company elected to retain the proceeds from the sale and, as a result, incurred federal and state income taxes aggregating $61.0 million on such gain.

Equity in income of joint ventures, net –

The decrease in Equity in income of joint ventures, net of $10.1 million for the three months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily due to (i) higher gains recognized on sale of properties within various joint venture investments during 2022 as compared to 2023 and (ii) an increase in interest expense of $2.0 million.

The decrease in Equity in income of joint ventures, net of $36.5 million for the nine months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily due to (i) higher gains recognized on sale of properties within various joint venture investments during 2022 as compared to 2023 and (ii) an increase in interest expense of $6.0 million.

Equity in income of other investments, net –

The decrease in Equity in income of other investments, net of $4.6 million and $6.8 million for the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, is primarily due to higher profit participation resulting from sale of properties within various investments during 2022 as compared to 2023.

Net (income)/loss attributable to noncontrolling interests –

The change in Net (income)/loss attributable to noncontrolling interests of $4.1 million and $23.4 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, is primarily due to (i) impairment charges relating to properties within consolidated joint ventures recognized during 2022 and (ii) an increase in net gain on sale of properties within consolidated joint ventures during 2023, as compared to the corresponding periods in 2022.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of September 30, 2023, the Company had interests in 527 U.S. shopping center properties, aggregating 90.4 million square feet of gross leasable area (“GLA”), located in 28 states. At September 30, 2023, the Company’s five largest tenants were TJX Companies, The Home Depot, Ross Stores, Albertsons and Amazon/Whole Foods, which represented 3.8%, 2.1%, 1.9%, 1.8% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, marketable securities (including 14.2 million shares of ACI common stock held by the Company, which had a value of $323.3 million at September 30, 2023) and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.0 billion, which can be increased to $2.75 billion through an accordion feature.

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility and the issuance of equity, public debt, as well as other debt and equity alternatives, and the sale of marketable equity securities, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 as supplemented by the risks and uncertainties identified under Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash, cash equivalents and restricted cash, beginning of the period	$149,829	$334,663
Net cash flow provided by operating activities	881,409	705,756
Net cash flow used for investing activities	(75,961)	(219,602)
Net cash flow used for financing activities	(531,015)	(697,286)
Net change in cash, cash equivalents and restricted cash	274,433	(211,132)
Cash, cash equivalents and restricted cash, end of the period	$424,262	$123,531

Operating Activities

Net cash flow provided by operating activities for the nine months ended September 30, 2023 was $881.4 million, as compared to $705.8 million for the comparable period in 2022. The increase of $175.6 million is primarily attributable to:

●	special dividend payment received from ACI of $194.1 million during 2023;
●	additional operating cash flow generated by operating properties acquired during 2023 and 2022;
●	new leasing, expansion and re-tenanting of core portfolio properties; and
●	changes in assets and liabilities due to timing of receipts and payments; partially offset by
●	a decrease in distributions from the Company’s joint ventures programs;
●	nonrecurring costs incurred in connection with the RPT Merger during 2023; and
●	the disposition of operating properties in 2023 and 2022.

Investing Activities

Net cash flow used for investing activities was $76.0 million for the nine months ended September 30, 2023, as compared to $219.6 million for the comparable period in 2022.

Investing activities during the nine months ended September 30, 2023 primarily consisted of:

Cash inflows:

●	$291.3 million in proceeds from sale of marketable securities, primarily due to the sale of 14.1 million shares of ACI common stock;
●	$122.8 million in proceeds from the sale of four operating properties and 11 land parcels; and
●	$9.3 million in reimbursements of investments in and advances to real estate joint ventures and other investments.

Cash outflows:

●	$269.5 million for the acquisition/consolidation of four operating properties and four parcels;
●	$179.1 million for improvements to operating real estate, primarily related to re-tenanting, tenant improvements and the Company’s active redevelopment pipeline;
●

$35.0 million for investments in and advances to real estate joint ventures and investments in other investments, primarily related to redevelopment projects within these portfolios and a partial paydown of debt within one of the Company’s joint venture investments;

●	$11.2 million for investment in other financing receivables related to one new mortgage receivable; and
●	$3.1 million for investment in marketable securities.

Investing activities during the nine months ended September 30, 2022 primarily consisted of:

Cash inflows:

●	$146.2 million in proceeds from the sale of eight operating properties and 10 land parcels;
●	$61.0 million in reimbursements of investments in and advances to real estate joint ventures and other investments, primarily due to the sale of properties within these portfolios; and
●	$38.2 million for collection of mortgage receivables.

Cash outflows:

●	$161.2 million for the acquisition of two operating properties and five parcels;
●	$128.6 million for improvements to operating real estate, primarily related to re-tenanting, tenant improvements and the Company’s active redevelopment pipeline;
●

$93.2 million for investments in and advances to real estate joint ventures, primarily related to partner buyouts and a redevelopment project within the Company’s joint venture portfolio, and other investments, primarily related to funding commitments for certain investments;

●	$75.1 million for investment in other financing receivables relating to five loans;
●	$4.5 million for investment in a cost method investment; and
●	$3.3 million for investment in marketable securities.

Acquisition of Operating Real Estate –

During the nine months ended September 30, 2023 and 2022, the Company expended $269.5 million and $161.2 million, respectively, for the acquisition/consolidation of operating real estate properties. The Company anticipates spending up to approximately $25.0 million for the acquisition of or the purchase of additional interests in operating properties for the remainder of 2023. The Company intends to fund these potential acquisitions with cash on hand, net cash flow provided by operating activities, proceeds from property dispositions, and/or availability under its Credit Facility.

Improvements to Operating Real Estate –

During the nine months ended September 30, 2023 and 2022, the Company expended $179.1 million and $128.6 million, respectively, for improvements to operating real estate. These amounts consist of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022
Redevelopment and renovations	$98,902	$70,121
Tenant improvements and tenant allowances	80,243	58,471
Total improvements	$179,145	$128,592

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio, which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2023 will be approximately $50.0 million to $75.0 million. The funding of these capital requirements will be provided by cash on hand, proceeds from property dispositions, proceeds from net cash flow provided by operating activities, the sale of marketable securities, and/or availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $531.0 million for the nine months ended September 30, 2023, as compared to $697.3 million for the comparable period in 2022.

Financing activities during the nine months ended September 30, 2023 primarily consisted of:

Cash inflows:

●	$3.7 million in proceeds from issuance of stock.

Cash outflows:

●	$446.6 million of dividends paid;
●	$57.7 million in principal payment on debt, including normal amortization of rental property debt;
●	$16.2 million in shares repurchased for employee tax withholding on equity awards;
●	$8.9 million in redemption/distribution of noncontrolling interests; and
●	$6.0 million in financing origination costs, in connection with the Company’s Credit Facility.

Financing activities during the nine months ended September 30, 2022 primarily consisted of:

Cash inflows:

●	$1.25 billion in proceeds from the issuance of the Company’s $600.0 million 3.20% unsecured notes due 2032 and $650.0 million 4.60% senior unsecured notes due 2033;
●	$128.0 million in proceeds from borrowings under the Company’s unsecured revolving credit facility;
●	$19.0 million in proceeds from a mortgage loan financing; and
●	$14.9 million in proceeds from issuance of stock.

Cash outflows:

●	$1.4 billion for repayment of four separate senior unsecured notes, which had maturity dates ranging from November 2022 to June 2023;
●	$396.2 million of dividends paid;
●	$165.2 million in principal payment on debt, including normal amortization of rental property debt;
●	$59.4 million in redemption/distribution of noncontrolling interests;
●	$19.3 million in financing origination costs, in connection with the issuance of senior unsecured notes;
●	$13.5 million in shares repurchased for employee tax withholding on equity awards;
●	$7.0 million for payment of early extinguishment of debt charges; and
●	$3.4 million for repurchase of preferred stock.

The Company continually evaluates its debt maturities and based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of September 30, 2023, the Company had consolidated floating rate debt totaling $17.8 million, excluding deferred financing costs of $0.1 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

Debt maturities for 2023 consist of: $12.8 million of unconsolidated joint venture debt and $31.8 million of debt included in the Company’s preferred equity program, assuming the utilization of extension options where available. The 2023 debt maturities on properties in the Company’s unconsolidated joint ventures and preferred equity program are anticipated to be repaid through operating cash flows, debt refinancing, proceeds from sales within the respective entities, and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain or improve its unsecured debt ratings. The Company may, from time to time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $17.9 billion. Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air, grocery anchored shopping centers and mixed-use assets, expanding and improving properties in the portfolio and other investments.

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

During January 2023, the Company filed a registration statement on Form S-8 for its 2020 Equity Participation Plan (the “2020 Plan”), which was previously approved by the Company’s stockholders and is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards. At September 30, 2023, the Company had 4.9 million shares of common stock available for issuance under the 2020 Plan.

Preferred Stock –

The Company’s Board of Director’s authorized the repurchase of up to 894,000 depositary shares of Class L preferred stock and 1,048,000 depositary shares of Class M preferred stock representing up to 1,942 shares the Company’s preferred stock, par value $1.00 per share, through December 31, 2023. During the nine months ended September 30, 2023, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class L	43,777	$973.4
Class M	23,791	$515.9

Common Stock –

During September 2023, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. The Company did not issue any shares under the ATM Program during the nine months ended September 30, 2023. As of September 30, 2023, the Company had $500.0 million available under this ATM Program.

The Company has a common share repurchase program, which is scheduled to expire on February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the nine months ended September 30, 2023. As of September 30, 2023, the Company had $224.9 million available under this common share repurchase program.

Senior Unsecured Notes –

The Company’s indenture governing its senior unsecured notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of September 30, 2023
Consolidated Indebtedness to Total Assets	<60%	36%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.1x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.6x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; Seventh Supplemental Indenture dated as of April 24, 2014; and the Eighth Supplemental Indenture dated as of January 3, 2023, each as filed with the SEC. In connection with the merger with Weingarten, the Company assumed senior unsecured notes which have covenants that are similar to the Company's existing debt covenants for its senior unsecured notes. Please refer to the form Indenture included in Weingarten’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 10, 1995, the First Supplemental Indenture, dated as of August 2, 2006 filed with Weingarten’s Current Report on Form 8-K dated August 2, 2006, and the Second Supplemental Indenture, dated as of October 9, 2012 filed with Weingarten’s Current Report on Form 8-K dated October 9, 2012. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2022 for specific filing information.

In October 2023, the Company issued $500.0 million in senior unsecured notes, which are scheduled to mature in March 2034 and accrue interest at a rate of 6.400% per annum. These senior unsecured notes are guaranteed by the Parent Company. The Company intends to use the net proceeds from the offering for general corporate purposes, including, but not limited to, funding for suitable investments and redevelopment opportunities and the repayment of outstanding indebtedness at or in advance of maturity.

Credit Facility –

In February 2023, the Company obtained a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which replaced the Company’s existing $2.0 billion unsecured revolving credit facility which was scheduled to mature in March 2024. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility is guaranteed by the Parent Company. The Credit Facility could be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 77.5 basis points and fluctuates in accordance with the Company’s credit ratings. The interest rate can be further adjusted upward or downward by a maximum of four basis points (as of September 30, 2023, a two-basis point reduction was achieved) based on the sustainability metric targets, as defined in the agreement (6.17% as of September 30, 2023). Pursuant to the terms of the Credit Facility, the Company continues to be subject to the same covenants under the Company’s prior unsecured revolving credit facility. For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 23, 2023, filed as Exhibit 10.20 in our Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, the Credit Facility had no outstanding balance and no appropriations for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of September 30, 2023
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	36%
Total Priority Indebtedness to GAV	<35%	1.4%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	5.5x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	4.7x

Mortgages Payable –

During the nine months ended September 30, 2023, the Company (i) assumed $37.2 million of individual non-recourse mortgage debt through the acquisition of two operating properties, which the Company subsequently repaid in March 2023 and (ii) repaid $12.0 million of mortgage debt that encumbered a consolidated joint venture operating property.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of September 30, 2023, the Company had over 480 unencumbered property interests in its portfolio.

Other –

During the nine months ended September 30, 2023, the Company sold 14.1 million shares of ACI held by the Company, generating net proceeds of $282.3 million. For tax purposes, the Company recognized a long-term capital gain of $241.2 million. The Company anticipates retaining the proceeds from this stock sale for general corporate purposes and will pay federal and state taxes of $61.0 million on the taxable gain. As of September 30, 2023, the Company held 14.2 million shares of ACI, which had a value of $323.3 million.

In addition, during the nine months ended September 30, 2023, the Company received $194.1 million representing its share of an ACI special dividend payment and recognized this as Special dividend income on the Company’s Condensed Consolidated Statements of Income. As a result, the Company anticipates it may need to make a special dividend payment to maintain its compliance with REIT distribution requirements. The payment of this special dividend may be in the form of cash, common stock or some combination thereof. The Company’s determination regarding any such special dividend and the form thereof will be announced during the year ending December 31, 2023.

The Parent Company guarantees the unsecured debt instruments of Kimco OP. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

The Company has issued letters of credit in connection with completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At September 30, 2023, these letters of credit aggregated $39.6 million.

The Company has investments with a funding commitments of $64.7 million, of which $48.4 million has been funded as of September 30, 2023.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of September 30, 2023, there were $18.4 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $45.5 million outstanding at September 30, 2023. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as it monitors sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio that reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid for common and preferred stock for the nine months ended September 30, 2023 and 2022 were $446.6 million and $396.2 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments with high credit rated institutions. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On July 24, 2023, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M) which were paid on October 16, 2023 to shareholders of record on October 2, 2023. In addition, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per common share, which was paid on September 21, 2023 to shareholders of record on September 7, 2023.

On October 23, 2023, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M), which are scheduled to be paid on January 16, 2024, to shareholders of record on January 2, 2024. Additionally, on October 23, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per common share, representing a 4.3% increase from the prior quarterly dividend of $0.23, payable on December 21, 2023 to shareholders of record on December 7, 2023.

Funds From Operations

Funds From Operations (“FFO”) is a supplemental non-GAAP financial measure utilized to evaluate the operating performance of real estate companies. NAREIT defines FFO as net income/(loss) available to the Company’s common shareholders computed in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis. The Company also made an election, in accordance with the NAREIT Funds From Operations White Paper-2018 Restatement, to exclude from its calculation of FFO (i) gains and losses on the sale of assets and impairments of assets incidental to its main business and (ii) mark-to-market changes in the value of its equity securities. As such, the Company does not include gains/impairments on land parcels, mark-to-market gains/losses from marketable securities, allowance for credit losses on mortgage receivables, gains/impairments on other investments or other amounts considered incidental to its main business in NAREIT defined FFO.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income available to the Company’s common shareholders	$111,954	$51,647	$495,892	$156,844
Gain on sale of properties	-	(3,821)	(52,376)	(10,958)
Gain on sale of joint venture properties	(1,130)	(7,998)	(9,020)	(38,182)
Depreciation and amortization - real estate related	126,291	124,478	379,294	377,611
Depreciation and amortization - real estate joint ventures	16,244	16,667	48,390	50,168
Impairment charges (including real estate joint ventures)	2,237	7,735	14,040	25,668
Profit participation/(loss) from other investments, net	479	(5,358)	(2,282)	(11,009)
Special dividend income	-	-	(194,116)	-
(Gain)/loss on marketable securities/derivative, net	(6,225)	75,491	(10,642)	215,194
(Benefit)/provision for income taxes, net (1)	(669)	(227)	61,463	(235)
Noncontrolling interests (1)	(575)	(4,144)	(68)	(23,603)
FFO available to the Company’s common shareholders (3) (4)	$248,606	$254,470	$730,575	$741,498
Weighted average shares outstanding for FFO calculations:
Basic	617,090	615,832	616,888	615,417
Units	2,562	2,558	2,555	2,498
Dilutive effect of equity awards	124	2,133	129	2,392
Diluted	619,776	620,523	619,572	620,307

FFO per common share – basic	$0.40	$0.41	$1.18	$1.20
FFO per common share – diluted (2)	$0.40	$0.41	$1.18	$1.20

(1)	Related to gains, impairments, depreciation on properties and gains/(losses) on sales of marketable securities, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $584 and $560 for the three months ended September 30, 2023 and 2022, respectively. FFO available to the company’s common shareholders would be increased by $1,752 and $1,486 for the nine months ended September 30, 2023 and 2022, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted FFO per share calculations.

(3)	Includes Early extinguishment of debt charges of $0.4 million and $7.7 million recognized during the three and nine months ended September 30, 2022, respectively.
(4)

Includes merger-related charges of $3.8 million for the three and nine months ended September 30, 2023. In addition, includes income related to the liquidation of the pension plan of $4.8 million, net and $5.0 million, net for the three and nine months ended September 30, 2023, respectively.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income available to the Company’s common shareholders	$111,954	$51,647	$495,892	$156,844
Adjustments:
Management and other fee income	(4,249)	(4,361)	(12,635)	(12,881)
General and administrative	33,697	29,677	101,180	87,606
Impairment charges	2,237	7,067	14,043	21,758
Merger charges	3,750	-	3,750	-
Depreciation and amortization	127,437	125,419	382,983	380,324
Gain on sale of properties	-	(3,821)	(52,376)	(10,958)
Special dividend income	-	-	(194,116)	-
Interest expense and other income, net	52,047	46,593	163,324	154,683
(Gain)/loss on marketable securities, net	(13,225)	75,491	(17,642)	215,194
(Benefit)/provision for income taxes, net	(729)	(1,039)	61,127	(1,096)
Equity in income of other investments, net	(2,100)	(6,733)	(8,741)	(15,491)
Net income/(loss) attributable to noncontrolling interests	2,551	(1,583)	9,208	(14,152)
Preferred dividends, net	6,285	6,307	18,736	18,911
Non same property net operating income	(10,324)	(15,313)	(45,949)	(50,994)
Non-operational expense from joint ventures, net	23,107	14,754	61,911	31,580
Same property NOI	$332,438	$324,105	$980,695	$961,328

Same property NOI increased by $8.3 million or 2.6% for the three months ended September 30, 2023, as compared to the corresponding period in 2022. This increase is primarily the result of (i) a net increase of $11.2 million primarily related to an increase in rental revenue driven by strong leasing activity, partially offset by (ii) an increase in credit losses from tenants of $2.9 million.

Same property NOI increased by $19.4 million or 2.0% for the nine months ended September 30, 2023, as compared to the corresponding period in 2022. This increase is primarily the result of (i) a net increase of $35.0 million primarily related to an increase in rental revenue driven by strong leasing activity, partially offset by (ii) an increase in credit losses from tenants of $15.6 million.

Leasing Activity

During the nine months ended September 30, 2023, the Company executed 1,222 leases totaling 8.5 million square feet in the Company’s consolidated operating portfolio comprised of 360 new leases and 862 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $78.3 million, or $39.20 per square foot. These costs include $61.2 million of tenant improvements and $17.1 million of external leasing commissions. The average rent per square foot for (i) new leases was $21.40 and (ii) renewals and options was $18.70.

Tenant Lease Expirations

At September 30, 2023, the Company has a total of 8,353 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	120	392	$8,751	0.7%
2023	110	452	$11,566	0.9%
2024	992	5,591	$114,006	8.9%
2025	1,175	7,919	$152,618	11.9%
2026	1,146	9,555	$163,787	12.8%
2027	1,163	9,574	$176,295	13.8%
2028	1,184	10,556	$195,842	15.3%
2029	636	5,924	$106,453	8.3%
2030	348	2,745	$61,983	4.8%
2031	346	2,351	$54,200	4.2%
2032	383	2,734	$54,038	4.2%
2033	386	2,953	$56,700	4.4%

(1)	Leases currently under month-to-month lease or in process of renewal.

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

The following table presents the carrying value of the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of September 30, 2023, with corresponding weighted-average interest rates sorted by maturity date. In addition, the following table presents the fair value of the Company’s debt obligations outstanding, excluding unamortized deferred financing costs. The table does not include extension options where available (amounts in millions).

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$13.0	$51.6	$-	$33.9	$240.6	$339.1	$305.2
Average Interest Rate	-	4.61%	3.50%	-	4.01%	4.22%	4.10%

Variable Rate	$-	$-	$17.8	$-	$-	$-	$17.8	$17.5
Average Interest Rate	-	-	6.63%	-	-	-	6.63%

Unsecured Debt
Fixed Rate	$-	$648.7	$749.2	$782.8	$436.3	$4,155.1	$6,772.1	$5,758.4
Average Interest Rate	-	3.37%	3.48%	3.06%	4.03%	3.47%	3.45%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.1 million for the nine months ended September 30, 2023 if short-term interest rates were 1.0% higher.

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

Risks Relating to the RPT Merger

The pending RPT Merger may not be completed on the currently contemplated timeline or terms, or at all.

We expect that the RPT Merger will be completed in the first quarter of 2024, assuming all the conditions to closing in the RPT Merger Agreement are satisfied or waived. The completion of the RPT Merger is subject to satisfaction or waiver of various conditions, including, among others, the approval of the RPT Merger by the holders of two-thirds of all the votes entitled to be cast by the holders of RPT’s common shares.

We cannot provide assurance that the conditions to completing the RPT Merger will be satisfied or waived, or that other events (some of which may be beyond our or RPT’s control) will not intervene to delay or result in the termination of the proposed RPT Merger, and accordingly, that the RPT Merger will be completed on the terms or timeline that the parties anticipate or at all. If any condition to the RPT Merger is not satisfied, it could delay or prevent the RPT Merger from occurring, which could negatively impact the price of our securities and our business, financial condition, results of operations and growth prospects. In addition, either the Company or RPT may terminate the RPT Merger Agreement under specified circumstances, including, among other reasons, (i) if the RPT Merger are not completed on or before May 28, 2024, or if, prior to RPT obtaining approval of its shareholders, and upon payment of the applicable termination fee, RPT decides to enter into a definitive agreement with a third party with respect to a superior acquisition proposal.

Failure to complete the pending RPT Merger could have an adverse effect on us.

Either we or RPT may terminate the Merger Agreement under specified circumstances. If the RPT Merger is not completed, our business, financial condition, results of operations and growth prospects may be adversely affected and, without realizing any of the benefits of having completed the RPT Merger, we will be subject to a number of risks, including the following:

●	the market price of our securities could decline;
●

we will have incurred substantial costs relating to the RPT Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the Merger, which could adversely affect our business, financial condition, results of operations and growth prospects;

●

we could be subject to litigation in connection with the RPT Merger, including related to any failure to complete the RPT Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement;

●

we will not realize the benefit of the time and resources, financial and otherwise, committed by management to matters relating to the RPT Merger that could have been devoted to pursuing other beneficial opportunities; and

●

we may experience reputational harm due to the adverse perception of any failure to successfully complete the RPT Merger or negative reactions from the financial markets or from our tenants, managers, vendors, employees and other commercial relationships.

Any of these risks could adversely affect our business, financial condition, results of operations and growth prospects. Similarly, delays in the completion of the RPT Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the RPT Merger including the diversion of management’s attention, and negative market reaction and impact on the market  price of our securities to announcements relating to the RPT Merger, and could adversely affect our business, financial condition, results of operations and growth prospects after the RPT Merger.

The Company may incur adverse tax consequences if the Company or RPT has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

Each of the Company and RPT has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intends to continue to do so through the closing date or through the taxable year ending with the RPT Merger, respectively. Additionally, the Company and RPT intend that the Company will continue to operate in such a manner after the RPT Merger. It is a condition to the obligation of the Company to complete the RPT Merger that (i) the Company receive an opinion from RPT’s REIT counsel to the effect that (A) commencing with its taxable year ended December 31, 2015 through its taxable year ending with the RPT Merger, RPT has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code and (B) RPT’s prior, current and proposed ownership, organization and method of operations as described in a representation letter provided by RPT have allowed and will continue to allow RPT to satisfy the requirements for qualification and taxation as a REIT under the Code commencing with its taxable year ended December 31, 2015 through its taxable year ending with the RPT Merger and (ii) RPT receive an opinion from the Company’s REIT counsel to the effect that (A) commencing with its taxable year ended December 31, 2015 through its taxable year ended December 31, 2022, the Predecessor was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code and (B) commencing with the Company’s taxable year ending December 31, 2023, the Company has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code and the Company’s proposed method of operation will enable the Company to continue to meet the requirements for qualification and taxation as a REIT under the Code. The opinions will be subject to customary exceptions, assumptions and qualifications and will be based on customary representations made by RPT and the Company. If any such representations are or become inaccurate or incomplete, such opinions may be invalid and the conclusions reached therein could be jeopardized. In addition, the opinions will not be binding on the Internal Revenue Service (the “IRS”) or any court, and there can be no assurance that the IRS will not take a contrary position or that such position would not be sustained. Moreover, neither the Company nor RPT has requested or plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable U.S. Treasury regulations is greater in the case of a REIT that holds assets through a partnership, like RPT does and the Company will following the RPT Merger. The determination of various factual matters and circumstances not entirely within the Company’s and RPT’s control may affect their ability to qualify as REITs.

If the Company has failed or fails to qualify as a REIT for U.S. federal income tax purposes, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:

●

it would be subject to U.S. federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);

●	it could be subject to any applicable corporate alternative minimum tax, stock buyback excise tax, and possibly increased state and local taxes for such periods;
●

unless it is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified;

●	if it were to re-elect REIT status, it would have to distribute all earning and profits from non-REIT years before the end of the first new REIT taxable year; and
●

for the five-year period following re-election of REIT status, upon a taxable disposition of any of asset owned as of such re-election, it could be subject to corporate-level tax with respect to all or a portion of the gain so recognized.

Even if the Company retains its REIT status, if RPT loses its REIT status for a taxable year ending on or before the RPT Merger, the Company could be subject to adverse tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to stockholders, because:

●	The Company, as the successor by merger to RPT for U.S. federal income tax purposes, would be subject to any corporate income tax liabilities of RPT, including penalties and interest;
●

The Company would be subject to corporate level tax on the built-in gain on each asset of RPT existing at the time of the RPT Merger if the Company were to dispose of the RPT asset during the five-year period following the RPT Merger; and

●

The Company would succeed to any earnings and profits accumulated by RPT for taxable periods that it did not qualify as a REIT, and the Company would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits (if the Company does not timely distribute those earnings and profits, it could fail to qualify as a REIT).

In addition, if there is an adjustment to RPT’s taxable income or dividends paid deductions, the Company could elect to use the deficiency dividend procedure in order to maintain RPT’s REIT status. That deficiency dividend procedure could require the Company to make significant distributions to its stockholders and to pay significant interest to the IRS.

As a result of all these factors, the failure of any of the Company (before or after the RPT Merger) or RPT (before the RPT Merger) to qualify as a REIT could impair the Company’s ability to expand its business and raise capital, and would materially adversely affect the value of its securities.

Risks Relating to the Company after Completion of the RPT Merger

We expect to incur substantial expenses related to the RPT Merger.

We expect to incur substantial expenses in completing the RPT Merger and integrating the business, operations, networks, systems, technologies, policies and procedures of the Company and RPT. There are a large number of processes that must be integrated in the RPT Merger, including leasing, billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While we and RPT have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of such integration expenses.

Our stockholders may be diluted by the RPT Merger and the trading price of shares of the combined company may be affected by factors different from those affecting the price of shares of our common stock before the RPT Merger.

The RPT Merger may dilute the ownership position of our stockholders. Upon completion of the RPT Merger, our legacy stockholders will own approximately 92% of the issued and outstanding shares of our common stock, and legacy RPT stockholders will own approximately 8% of the issued and outstanding shares of our common stock. Consequently, our stockholders may have less influence over our management and policies after the effective time of the RPT Merger than they currently exercise over our management and policies. The results of our operations and the trading price of our common stock after the RPT Merger may also be affected by factors different from those currently affecting our results of operations and the trading prices of our common stock. For example, some of our and RPT’s existing institutional investors may elect to decrease their ownership in the combined company. Accordingly, the historical trading prices and financial results of the Company and RPT may not be indicative of these matters for the combined company after the RPT Merger.

Following the RPT Merger, we may be unable to integrate the business of RPT successfully or realize the anticipated synergies and related benefits of the RPT Merger or do so within the anticipated time frame.

The RPT Merger involves the combination of two companies which currently operate as independent public companies. We will be required to devote significant management attention and resources to integrating the business practices and operations of RPT. Potential difficulties we may encounter in the integration process include the following:

●

the inability to successfully combine the businesses of the Company and RPT in a manner that permits the Company to achieve the anticipated cost savings from the RPT Merger, which would result in some anticipated benefits of the RPT Merger not being realized in the time frame currently anticipated, or at all;

●	the failure to integrate operations and internal systems, programs and controls within the expected time frame or at all;
●	the inability to successfully realize the anticipated value from some of RPT’s assets;
●	lost sales and tenants as a result of certain tenants of either of the Company or RPT deciding not to continue to do business with the combined company;
●	the complexities associated with managing the combined Company;

●	the additional complexities of combining two companies with different histories, cultures, markets, strategies and customer bases;
●	any failure of the combined company to retain key employees of either of the two companies;
●	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the RPT Merger; and
●	performance shortfalls at either or both of the two companies as a result of the diversion of management’s attention caused by completing the RPT Merger and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Company to maintain relationships with tenants, vendors and employees or to achieve the anticipated future opportunities, plans and benefits of the RPT Merger, or could otherwise adversely affect our business and financial results.

Following the RPT Merger, we will have a substantial amount of indebtedness and may need to incur more in the future.

We have substantial indebtedness and, in connection with the RPT Merger, will incur additional indebtedness. The incurrence of new indebtedness could have adverse consequences on our business following the RPT Merger, such as:

●

requiring the Company to use a substantial portion of our cash flow provided by operating activities to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, and other general corporate purposes and reduce cash for distributions;

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
●

exposing the Company to potential events of default (if not cured or waived) under covenants contained in our debt instruments that could have a material adverse effect on our business, financial condition, and results of operations;

●	increasing our vulnerability to a downturn in general economic conditions; and
●	limiting our ability to react to changing market conditions in its industry.

The impact of any of these potential adverse consequences could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Counterparties to certain agreements with RPT may exercise their contractual rights under such agreements in connection with the RPT Merger.

RPT is party to certain agreements that give the counterparty certain rights following a “change in control,” including in some cases the right to terminate such agreements. Under some such agreements, for example certain debt obligations, the RPT Merger may constitute a change in control and therefore the counterparty may exercise certain rights under the agreement upon the closing of the RPT Merger. Any such counterparty may request modifications of its respective agreements as a condition to granting a waiver or consent under its agreement. There is no assurance that such counterparties will not exercise their rights under such agreements, including termination rights where available, that the exercise of any such rights will not result in a material adverse effect or that any modifications of such agreements will not result in a material adverse effect to the combined company or its securities subsequent to the RPT Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized the repurchase of up to 894,000 depositary shares of Class L preferred stock and 1,048,000 depositary shares of Class M preferred stock representing up to an aggregate of 1,942 shares of the Company’s preferred stock, par value $1.00 per share, through December 31, 2023. The Company did not repurchase any Class L depositary shares or Class M depositary shares during the three months ended September 30, 2023.

The Company has a common share repurchase program, which is scheduled to expire on February 29, 2024. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the nine months ended September 30, 2023. As of September 30, 2023, the Company had $224.9 million available under this common share repurchase program.

During the nine months ended September 30, 2023, the Company repurchased 758,686 shares of the Company’s common stock for an aggregate purchase price of $16.2 million (weighted average price of $21.40 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

The following table presents information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2023 – July 31, 2023	5,816	$19.90	-	$224.9
August 1, 2023 – August 31, 2023	-	-	-	$224.9
September 1, 2023 – September 30, 2023	-	-	-	$224.9
Total	5,816	$19.90	-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Plan Elections.

During the three months ended September 30, 2023, no director or officer (as defined in § 240.16a–1(f) of this chapter) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

2.1

Agreement and Plan of Merger, dated as of August 28, 2023, by and among Kimco Realty Corporation, Kimco Realty OP, LLC, Tarpon Acquisition Sub, LLC, Tarpon OP Acquisition Sub, LLC, RPT Realty, and RPT Realty, L.P.

3.1	Amended and Restate Bylaws of Kimco Realty Corporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on July 28, 2023)
31.1	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4*	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

October 27, 2023	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

October 27, 2023	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY OP, LLC BY: KIMCO REALTY CORPORATION, managing member

October 27, 2023	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

October 27, 2023	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer