Form 10-K
period 2023-12-31
KIMCO REALTY CORP; Kimco Realty OP, LLC
filed 2024-02-26
CIK 879101, 1959472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-10899‐‐‐‐ (Kimco Realty Corporation)

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

(516) 869-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Kimco Realty Corporation

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share.	KIM	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.125% Class L Cumulative Redeemable Preferred Stock, $1.00 par value per share.	KIMprL	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 5.250% Class M Cumulative Redeemable Preferred Stock, $1.00 par value per share.	KIMprM	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 7.250% Class N Cumulative Convertible Preferred Stock, $1.00 par value per share.	KIMprN	New York Stock Exchange

Kimco Realty OP, LLC

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Kimco Realty Corporation ☑                                                      Kimco Realty OP, LLC ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Kimco Realty Corporation ☐                                                      Kimco Realty OP, LLC ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Kimco Realty Corporation ☐                                                      Kimco Realty OP, LLC ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Kimco Realty Corporation Yes ☐ No ☑                                                      Kimco Realty OP, LLC Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Kimco Realty Corporation was approximately $12.0 billion based upon the closing price on the New York Stock Exchange for such equity on June 30, 2023.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of February 9, 2024, Kimco Realty Corporation had 672,904,480 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Kimco Realty Corporation's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 7, 2024.

Index to Exhibits begins on page 48.

KIMCO REALTY CORPORATION

KIMCO REALTY OP, LLC

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2023

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

On January 1, 2023, pursuant to the UPREIT Merger, Merger Sub merged with and into the Predecessor, with the Predecessor continuing as the surviving entity and a wholly owned subsidiary of the Parent Company, and each outstanding share of capital stock of the Predecessor was converted into one equivalent share of capital stock of the Parent Company (each share of which has continued to trade under their respective existing ticker symbol with the same rights, powers and limitations that existed immediately prior to the Reorganization).

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

The Parent Company is a real estate investment trust ("REIT") and is the managing member of Kimco OP. As of December 31, 2023, the Parent Company owned 100% of the outstanding limited liability company interests (the "OP Units") in Kimco OP.

Stockholders' equity and members’ capital are the primary areas of difference between the Consolidated Financial Statements of the Parent Company and those of Kimco OP. Kimco OP’s capital currently includes OP Units owned solely by the Parent Company, and may in the future include non-controlling OP Units owned by third parties. OP Units owned by third parties, if any, will be accounted for within capital on Kimco OP’s financial statements and in non-controlling interests in the Parent Company’s financial statements.

The Parent Company consolidates Kimco OP for financial reporting purposes, and the Parent Company does not have significant assets other than its investment in Kimco OP. Therefore, while stockholders’ equity and members’ capital differ as discussed above, the assets and liabilities of the Parent Company and Kimco OP are the same on their respective financial statements.

The Company believes combining the annual reports on Form 10-K of the Parent Company and Kimco OP into this single report provides the following benefits:

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

In order to highlight the differences between the Parent Company and Kimco OP, there are sections in this Annual Report that separately discuss the Parent Company and Kimco OP, including separate financial statements (but combined footnotes), separate controls and procedures sections, and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure for the Parent Company and Kimco OP, unless context otherwise requires, this Annual Report refers to actions or holdings of Parent Company and/or Kimco OP as being the actions or holdings of the Company (either directly or through its subsidiaries, including Kimco OP).

Throughout this Annual Report, unless the context requires otherwise:

●	The “Company,” “we,” “our” or “us” refer to:
o	for the period prior to January 1, 2023 (the period preceding the UPREIT Merger), the Predecessor and its business and operations conducted through its directly or indirectly owned subsidiaries;
o

for the period on or after January 1, 2023 (the period from and following the UPREIT Merger), the Parent Company and its business and operations conducted through its directly or indirectly owned subsidiaries, including Kimco OP; and

o	in statements regarding qualification as a REIT, such terms refer solely to the Predecessor or Parent Company, as applicable.
●	“Kimco OP” refers to Kimco Realty OP, LLC, our operating company following the UPREIT Merger.
●

References to “shares” and “shareholders” refer to the shares and shareholders of the Predecessor prior to January 1, 2023 and of the Parent Company on or after January 1, 2023, and not the limited liability company interests of Kimco OP.

Item No.	Form 10-K Report Page

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “commit,” “anticipate,” “estimate,” “project,” “will,” “target,” “plan,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the impact of competition, including the availability of acquisition or development opportunities and the costs associated with purchasing and maintaining assets; (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iv) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (v) the potential impact of e-commerce and other changes in consumer buying practices, and changing trends in the retail industry and perceptions by retailers or shoppers, including safety and convenience, (vi) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and the costs associated with purchasing and maintaining assets and risks related to acquisitions not performing in accordance with our expectations, (vii) the Company’s ability to raise capital by selling its assets, (viii) disruptions and increases in operating costs due to inflation and supply chain disruptions, (ix) risks associated with the development of mixed-use commercial properties, including risks associated with the development, and ownership of non-retail real estate, (x) changes in governmental laws and regulations, including, but not limited to, changes in data privacy, environmental (including climate change), safety and health laws, and management’s ability to estimate the impact of such changes, (xi) the Company’s failure to realize the expected benefits of the merger with RPT Realty (“RPT Merger”), (xii) significant transaction costs and/or unknown or inestimable liabilities related to the RPT Merger, (xiii) the risk of litigation, including shareholder litigation, in connection with the RPT Merger, including any resulting expense, (xiv) the ability to successfully integrate the operations of the Company and RPT and the risk that such integration may be more difficult, time-consuming or costly than expected, (xv) risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the combined company, (xvi) effects relating to the RPT Merger on relationships with tenants, employees, joint venture partners and third parties, (xvii) the possibility that, if the Company does not achieve the perceived benefits of the RPT Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline, (xviii) valuation and risks related to the Company’s joint venture and preferred equity investments and other investments, (xix) valuation of marketable securities, (xx) impairment charges, (xxi) criminal cybersecurity attacks disruption, data loss or other security incidents and breaches, (xxii) risks related to artificial intelligence, (xxiii) impact of natural disasters and weather and climate-related events, (xxiv) pandemics or other health crises, such as coronavirus disease 2019 (“COVID-19”), (xxv) our ability to attract, retain and motivate key personnel, (xxvi) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (xxvii) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (xxviii) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xxix) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity, (xxx) the Company’s ability to continue to maintain its status as a REIT for U.S. federal income tax purposes and potential risks and uncertainties in connection with its UPREIT structure, and (xxxi) other risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). Accordingly, there is no assurance that the Company’s expectations will be realized.  The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K that the Company files with the SEC. Certain forward-looking and other statements in this Annual Report on Form 10-K, or other locations, such as our corporate website, contain various environmental, social, and governance (“ESG”) standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. As such, such information may not, and should not be interpreted as necessarily being, “material” under the federal securities laws for SEC reporting purposes, even if we use the word “material” or “materiality” in this document. ESG information is also often reliant on third-party information or methodologies that are subject to evolving expectations and best practices, and our approach to and discussion of these matters may continue to evolve as well. For example, our disclosures may change due to revisions in framework requirements, availability of information, changes in our business or applicable governmental policies, or other factors, some of which may be beyond our control.

PART I

Item 1. Business

Overview

The Company is North America’s largest publicly traded owner and operator of open-air, grocery-anchored shopping centers and a growing portfolio of mixed-use assets. The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders. In 1973, these principals formed the Company as a Delaware corporation, and, in 1985, the operations of The Kimco Corporation were merged into the Company. The Company completed its initial public stock offering (the “IPO”) in November 1991, and, commencing with its taxable year which began January 1, 1992, elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet several organizational and operational requirements and is required to annually distribute at least 90% of its net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income, including any net capital gains.  In January of 2023, the Company consummated the Reorganization into an UPREIT structure as described in the Explanatory Note at the beginning of this Annual Report.  If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined in the Code. The Company maintains certain subsidiaries that made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”). This permits the Company to engage in certain business activities that a REIT may not conduct directly, by conducting such business activities through such TRSs. A TRS is subject to federal and state taxes on its income, and the Company includes a provision for taxes in its consolidated financial statements. In 1994, the Predecessor reorganized as a Maryland corporation. In March 2006, the Predecessor was added to the S&P 500 Index, an index containing the stock of 500 Large Cap companies, most of which are U.S. corporations. The Company's common stock, Class L Depositary Shares, Class M Depositary Shares, and Class N Depositary Shares are traded on the New York Stock Exchange (“NYSE”) under the trading symbols “KIM”, “KIMprL”, “KIMprM”, and “KIMprN”, respectively.

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

In addition, the Company has capitalized on its established expertise in retail real estate by establishing other ventures in which the Company owns a smaller equity interest and provides management, leasing and operational support for those properties. The Company has also provided preferred equity capital to real estate professionals and, from time to time, provides real estate capital, financing and management services to both healthy and distressed retailers. The Company has also made selective investments in secondary market opportunities where a security or other investment is, in management’s judgment, priced below the value of the underlying assets, however, these investments are subject to volatility within the equity and debt markets.

As described in greater detail in the Explanatory Note to this Form 10-K, (i) on January 1, 2023, as a result of the Reorganization, the Parent Company, a Maryland corporation, became the successor issuer to the Predecessor, and (ii) on January 3, 2023, the Predecessor converted into Kimco OP, a limited liability company, organized in the State of Delaware. At December 31, 2023, the Parent Company is the managing member of Kimco OP and owns 100% of the limited liability company interests of, and exercises exclusive control over, Kimco OP.

As of December 31, 2023, the Company had interests in 523 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 89.7 million square feet of gross leasable area (“GLA”), located in 28 states. In addition, the Company had 21 other property interests, primarily through the Company’s preferred equity investments and other investments, totaling 5.5 million square feet of GLA.

RPT Merger

On August 28, 2023, the Company and RPT Realty (“RPT”) announced that they had entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which the Company would acquire RPT through a series of mergers (collectively, the “RPT Merger”). On January 2, 2024, RPT merged with and into the Company, with the Company continuing as the surviving public company. The RPT Merger added 56 open-air shopping centers, 43 of which are wholly owned and 13 of which are owned through a joint venture, comprising 13.3 million square feet of GLA, to the Company’s existing portfolio of 523 properties. In addition, pursuant to the RPT Merger, the Company obtained RPT’s 6% stake in a 49-property net lease joint venture.

Under the terms of the Merger Agreement, each RPT common share was converted into 0.6049 of a newly issued share of the Company’s common stock, together with cash in lieu of fractional shares, and each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT was converted into the right to receive one depositary share representing one one-thousandth of a share of the Company’s 7.25% Class N Cumulative Convertible Perpetual Preferred Stock, par value $1.00 per share (the “Class N Preferred Stock”). In connection with the RPT Merger, the Company issued 53.0 million shares of common stock, 1.8 million shares of Class N Preferred Stock, and 953,400 OP Units.  See Footnote 28 of the Notes to Consolidated Financial Statements for further details on the RPT Merger.

Economic Conditions

The economy continues to face several issues, including inflation risk, liquidity constraints, lack of qualified employees, tenant bankruptcies and supply chain disruptions, which could impact the Company and its tenants. In response to the rising rate of inflation, the Federal Reserve steadily increased interest rates and has kept them at elevated levels. The Federal Reserve may continue to increase interest rates or maintain these elevated levels, until the rate of inflation begins to decrease. These elevated interest rates could adversely impact the business and financial results of the Company and its tenants. In addition, slower economic growth and the potential for a recession could have an adverse effect on the Company and its tenants. This could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties.

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

Business Objective and Strategies

The Company has developed a strong nationally diversified portfolio of open-air, grocery anchored shopping centers located in drivable first-ring suburbs primarily within 18 major metropolitan sun belt and coastal markets, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry.  As of December 31, 2023, the Company derived 86% of its proportionate share of annualized base rental revenues from these top major metro markets. The Company’s shopping centers provide essential, necessity-based goods and services to the local communities and are primarily anchored by a grocery store, home improvement center, off-price retailer, discounter and/or service-oriented tenant.

The Company’s focus on high-quality locations has led to significant opportunities for value creation through the reinvestment in its assets to add density, replace outdated shopping center concepts, and better meet changing consumer demands.  In order to add density to existing properties, the Company has obtained multi-family entitlements for 9,945 units of which 3,157 units have been constructed as of December 31, 2023.  The Company continues to place strategic emphasis on live/work/play environments and in reinvesting in its existing assets, while building shareholder value.  This philosophy is exemplified by the Company’s Signature SeriesTM properties which include key value creation projects in our portfolio that exemplify our transformation and highlight our focus on quality, concentration around core metropolitan statistical areas, and/or growth through redevelopment and development opportunities. Signature Series properties also include fully entitled, shovel-ready mixed-use projects, and opportunities that we continue to identify and entitle as we seek to achieve the highest and best use of our real estate, enhance our communities, and create value for our stakeholders for years to come.

The strength and security of the Company’s balance sheet remains central to its strategy.  The Company’s strong balance sheet and liquidity position are evidenced by its investment grade unsecured debt ratings (BBB+/Baa1) by two major ratings agencies.  The Company maintains one of the longest weighted average debt maturity profiles in the REIT industry, now at 8.7 years.  The Company expects to continue to take steps to reduce leverage, unencumber assets and maintain its strong debt coverage metrics as mixed-use projects and redevelopments continue to come online and contribute additional cash flow growth.

Business Objective

The Company’s primary business objective is to be the premier owner and operator of open-air, grocery-anchored shopping centers, and a growing portfolio of mixed-use assets, in the U.S. The Company believes it can achieve this objective by:

●	increasing the value of its existing portfolio of properties and generating higher levels of portfolio growth;
●	increasing cash flows for reinvestment and/or for distribution to shareholders while maintaining conservative payout ratios;
●	maintaining strong debt metrics and our BBB+/Baa1 unsecured debt ratings
●	continuing growth in desirable demographic areas with successful retailers, primarily focused on grocery anchors; and
●	increasing the number of entitlements for residential use.

6

Business Strategies

The Company believes it is well positioned to achieve sustainable growth, with its strong core portfolio and its recent acquisitions allowing the Company to achieve higher occupancy levels, increased rental rates and rental growth in the future. The Company identified the following components to effectively execute and achieve its strategic goals:

The Company has identified the following areas where it is well positioned for sustainable growth in the future.

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2023, no single open-air shopping center accounted for more than 1.3% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.4% of the Company’s total shopping center GLA. Furthermore, at December 31, 2023, the Company’s single largest tenant represented only 3.7%, and the Company’s five largest tenants aggregated less than 11.3%, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

As one of the original participants in the growth of the shopping center industry and the nation's largest owner and operator of open-air shopping centers, the Company has established close relationships with major national and regional retailers and maintains a broad network of industry contacts. Management is associated with and/or actively participates in many shopping center and REIT industry organizations. Notwithstanding these relationships, there are numerous regional and local commercial developers, real estate companies, financial institutions and other investors who compete with the Company for the acquisition of properties and other investment opportunities and in seeking tenants who will lease space in the Company’s properties.

The Company’s executive and senior management teams are seasoned real estate operators with extensive retail and public company leadership experience.  The Company’s management has a deep industry knowledge and well-established relationships with retailers, brokers, and vendors through many years of operational and transactional experience, as well as significant capital markets capabilities.  The Company believes that management’s expertise, experience, reputation, and key relationships in the retail real estate industry provides it with a significant competitive advantage in attracting new business opportunities.

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

Human Capital Resources

The Company believes that its associates are one of its strongest resources and that a variety of perspectives and experiences found in its diverse workforce sparks innovation and enriches Company culture.  The Company is committed to equitable and inclusive best practices in all phases of the associate life cycle, including recruitment, training, development and promotion. By cultivating high levels of associate satisfaction, management’s goal is to ensure the Company remains a significant driving force in commercial real estate well into the future.

The Company has been and will continue to be an equal opportunity employer committed to hiring, developing, and supporting its highly inclusive workplace.  The Company takes steps to support its commitment that employment decisions (including how persons are recruited, hired, assigned and promoted) are not made on the basis of any legally protected characteristic.  All of our employees must adhere to a Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes required, regular internal training on preventing, identifying, reporting and stopping any type of discrimination and/or retaliation.

To attract and retain high performing individuals, we are committed to partnering with our associates to provide opportunities for their professional development and promote their health and well-being.  We offer a broad range of benefits, and we believe our compensation package and benefits are competitive with others in our industry. Our benefits programs include a robust offering of medical, dental, vision, life, disability and a number of exciting ancillary benefits, all of which require very low associate contributions or are offered at no cost to associates. The Company also provides a Safe Harbor 401(k) program with both pretax and Roth offerings including a robust, fully vested matching contribution.

The Company has been recognized as a Great Place to Work® for six consecutive years as well as a One of the 2023 Best Workplaces in Real Estate™, both of which are based on anonymous third-party surveys and feedback collected from our associates. Additionally, the Company was once again designated a Leader in LGBTQ+ Workplace Inclusion having achieved the highest score on the Human Rights Campaign Foundation’s 2023-2024 Corporate Equality Index, one of only a few REITs earning the Equality 100 Award.

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

The Company’s executive and management team promotes a true “open door” environment in which all feedback and suggestions are welcome. Whether it be through regular all employee calls, department meetings, frequent training sessions, Coffee Connections with the executive team, use of our BRAVO recognition program, or participation in our LABS (Leaders Advancing Business Strategy) program, associates are encouraged to be inquisitive and share ideas. Those ideas have resulted in a number of programs and benefit enhancements.

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

The Company recognizes the importance of advanced education and provides funds for scholarship programs to benefit the children of our associates as well as students interested in pursuing careers in real estate.

The Company's executive offices are located at 500 North Broadway, Suite 201, Jericho, NY 11753, a mixed-use property that is wholly owned by the Company, and its telephone number is (516) 869-9000 or 1-800-764-7114. Nearly all corporate functions, including legal, data processing, finance and accounting are administered by the Company from its executive offices in Jericho, New York and supported by the Company’s regional offices. As of December 31, 2023, a total of 660 persons were employed by the Company, of which 31% were located in our corporate office with the remainder located in 26 offices throughout the United States. The average tenure of our employees was 9.4 years.

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

The Company has identified the following five pillars that outline the Company’s current strategic priorities within our ESG program. The Company has defined 16 ESG goals that expand upon the Company’s commitment with clear targets in each pillar:

Communicate Openly with Stakeholders Regularly engage with key stakeholders, reporting relevant information on pertinent issues	• Regularly engage with key stakeholders and annually report relevant ESG information in alignment with leading ESG disclosure standards
Embrace the Future of Retail Foster a sense of place at our shopping centers, creating people-centered properties for enhanced convenience and accessibility	Committed to: • Construct or entitle at least 12,000 residential units by 2025, as part of our effort to create quality mixed-use live-work-play environments • Establish Curbside Pickup infrastructure at 100% of all qualified locations by 2025 • Establish dedicated space for the activation of outside common areas at 20% of properties by 2030 • Establish low-carbon transportation infrastructure at 25% of properties by 2025
Engage Tenants and Communities Support tenant success and foster community well-being, serving as a positive presence	Committed to: • Maintain an average tenant satisfaction rate of at least 80% • Give $1.0 million annually in cash and in-kind contributions to support small businesses and charitable causes in the communities in which we operate
Lead in Operations and Resiliency Enhance operational efficiency and safeguard assets from operational disruption	Committed to: • Invest $500.0 million in eligible Green Bond projects by 2030 • Reduce Scope 1 and 2 GHG emissions by 30% from 2018 to 2030, and achieve net zero Scope 1 and 2 GHG emissions by 2050. Partner with tenants to quantify and reduce Scope 3 emissions, establishing a Scope 3 emmissions reduction goal by 2025 • Improve common area water efficiency at properties by 20% by 2025 • Achieve 50% waste diversion rate for waste-to-landfill in our corporate offices by 2025 • Establish a comprehensive Vendor Business Practices Policy and expand supply chain reporting
Foster an Engaged, Inclusive and Ethical Team Actively cultivate employee satisfaction and foster diversity and inclusion across organizational levels	Committed to: • Maintain an average employee satisfaction rate of at least 90% • Continue progress on programs to recruit, develop and retain talent from a diversity of backgrounds • Provide 100% of employees with individual development opportunities and maintain a voluntary turnover rate below 10% annually • Achieve 75% participation in employee well-being programs annually

The Company has aligned its annual reporting towards standards from the Global Reporting Initiative (“GRI”), Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-related Financial Disclosures (“TCFD”). The Company also discloses aggregate-level EEO-1 workforce data that can be found on the Company’s website, which data and website contents are not incorporated by reference hereto. Additional ESG information of relevance to stakeholders can be found on the Company’s website, the contents of which are not incorporated by reference and do not form a part of this Form 10-K.

The Company’s Board of Directors sets the Company’s overall ESG program objectives and oversees enterprise risk management. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for overseeing the Company’s efforts with regard to the Company’s ESG matters.

The Company recognizes that climate change is one of the most significant stakeholder issues of our times, threatening the viability of economic and environmental systems globally.  The scientific community has studied climate change and a consensus exists that warming is occurring outside the boundaries of historical planetary trends due in significant part, to human activity. As a real estate portfolio owner, the Company monitors physical and transition risks as well as opportunities posed to its business by climate change and quantifies and discloses the climate impacts of its activities. The Company has established a near-term greenhouse gas (“GHG”) emissions reduction target of reducing Scope 1 and 2 emissions 30% from a 2018 baseline by 2030, and separately has a target of achieving net zero Scope 1 and 2 GHG emissions by 2050.

Climate risks and opportunities are generally evaluated at both the corporate and individual asset level. The following table summarizes relevant climate risks identified as a part of the Company’s ongoing risk assessment process. The Company may be subject to other climate risks not included below.

Climate Risk	Description

Physical
Acute Hazards - Windstorms

Increased frequency and intensity of windstorms, such as hurricanes, could lead to property damage, loss of property value, increased operation and capital costs and insurance premiums, and interruptions to business operations.

Acute Hazards - Flooding

Change in rainfall conditions leading to increased frequency and severity of flooding could lead to property damage, loss of property value, increased operating and capital costs and insurance premiums, and interruptions to business operations.

Chronic Stressors - Sea Level Rise

Rising sea levels could lead to storm surge and other potential impacts for low-lying coastal properties leading to damage, loss of property value, increased operating and capital costs and insurance premiums, and interruptions to business operations.

Chronic Stressors - Wildfires	Change in fire potential could lead to permanent loss of property, stress on human health (air quality) and stress on ecosystem services.
Chronic Stressors - Heat and Water Stress	Increases in temperature could lead to droughts and decreased available water supply could lead to higher utility usage and supply interruptions.

Transition
Policy and Legal

Regulations at the federal, state and local levels, in addition to stakeholder adherence to international regulations, could impose additional operating and capital costs associated with utilities, energy efficiency, building materials and building design.

Reputation and Market

Increased interest among retail tenants in building efficiency, sustainable design criteria and "green leases", which incorporate provisions intended to promote sustainability at the property, could result in decreased demand for outdated space. Potential for fluctuating costs for carbon intensive raw materials used to construct and renovate properties.

Technology	Increasing market and regulatory expectations may result in increased investment in upgrading technology and assets, including training and startup costs.

The Company’s approach in mitigating these risks include but are not limited to (i) carrying additional insurance coverage relating to flooding and windstorms, (ii) maintaining a geographically diversified portfolio, which limits exposure to event driven risks, (iii) creating a form “green lease” for its tenants which incorporates varied criteria that align landlord and tenant sustainability priorities as well as establishing green construction criteria and (iv) implementing emergency preparedness and operational energy and water efficiency programs.

In 2020, the Company issued $500.0 million in 2.70% notes due 2030 in its inaugural green bond offering. The net proceeds from this offering are allocated to finance or refinance, in whole or in part, recently completed, existing or future eligible green projects, which projects are to be aligned with the four core components of the Green Bond Principles, 2018 as administered by the International Capital Market Association. Additionally, the Company’s $2.0 billion Credit Facility (as defined below) is a green credit facility which incorporates rate adjustments associated with attainment (or nonattainment) of Scope 1 and 2 greenhouse gas emissions reductions.

Information About Our Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2023:

Name	Age	Position	Joined Kimco
Milton Cooper	94	Executive Chairman of the Board of Directors	Co-Founder
Conor C. Flynn	43	Chief Executive Officer	2003
Ross Cooper	41	President and Chief Investment Officer	2006
Glenn G. Cohen	59	Executive Vice President, Chief Financial Officer	1995
David Jamieson	43	Executive Vice President, Chief Operating Officer	2007

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

Our properties consist primarily of open-air shopping centers, including mixed-use assets, and other retail properties. Our performance, therefore, is generally linked to economic conditions in the market for retail space. The economic performance and value of our properties is subject to all of the risks associated with owning and operating real estate, including but not limited to:

●	changes in the national, regional and local economic climate;
●	local conditions, including an oversupply of, or a reduction in demand for, space in properties like those that we own or operate;
●	trends toward smaller store sizes as retailers reduce inventory and develop new prototypes;
●	increasing use by customers of e-commerce and online store sites;
●	the attractiveness of our properties to tenants;
●	market disruptions due to global pandemics or other health epidemics;
●	the ability of tenants to pay rent, particularly anchor tenants with leases in multiple locations;
●	tenants who may declare bankruptcy and/or close stores;
●	competition from other available properties to attract and retain tenants;
●	changes in market rental rates;
●	the need to periodically pay for costs to repair, renovate and re-let space;
●	ongoing consolidation in the retail sector;
●	the excess amount of retail space in a number of markets;
●	changes in operating costs, including costs for maintenance, insurance and real estate taxes;
●	the expenses of owning and operating properties, which are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties;
●	changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes;
●	acts of terrorism and war and acts of God, including physical and weather-related damage to our properties;
●	the continued service and availability of key personnel; and
●	the risk of functional obsolescence of properties over time.

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

The success of our tenants in operating their businesses and their corresponding ability to pay us rent continue to be significantly impacted by many current economic challenges, which impact the performance of their businesses, including, but not limited to, inflation, labor shortages, supply chain constraints, decreasing consumer confidence and discretionary spending, and increasing energy prices and interest rates.

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

We operate, are currently developing, and may in the future develop, properties either alone or through joint ventures with other persons that are known as “mixed-use” developments. This means that, in addition to the development of retail space, the project may also include space for residential, office, hotel or other commercial purposes. We have less experience in developing and managing non-retail real estate than we do with retail real estate. As a result, if a development project includes a non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience developing properties for such use or partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves, including providing any necessary financing. In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. In the case of office properties, the risks also include changes in space utilization by tenants due to technology, economic conditions and business culture, declines in financial condition of these tenants and competition for credit worthy office tenants. In the case of hotel properties, the risks also include increases in inflation and utilities that may not be offset by increases in room rates. We are also dependent on business and commercial travelers and tourism.  Because we have less experience with residential, office and hotel properties than with retail properties, we expect to retain third parties to manage our residential and other non-retail components as deemed warranted. If we decide to not sell or participate in a joint venture and instead hire a third-party manager, we would be dependent on them and their key personnel who provide services to us, and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

Construction projects are subject to risks that materially increase the costs of completion.

In the event that we decide to redevelop existing properties, we will be subject to risks and uncertainties associated with construction and development. These risks include, but are not limited to, risks related to obtaining all necessary zoning, land-use, building occupancy and other governmental permits and authorizations, risks related to the environmental concerns of government entities or community groups, risks related to changes in economic and market conditions, especially in an inflationary environment, between development commencement and stabilization, risks related to construction labor disruptions, adverse weather, acts of God or shortages of materials and labor which could cause construction delays and risks related to increases in the cost of labor and materials which could cause construction costs to be greater than projected and adversely impact the amount of our development fees or our financial condition, results of operations and cash flows.

Supply chain disruptions and unexpected construction expenses and delays could impact our ability to timely deliver spaces to tenants and/or our ability to achieve the expected value of a construction project or lease, thereby adversely affecting our profitability.

The construction and building industry, similar to many other industries, is experiencing worldwide supply chain disruptions due to a multitude of factors that are beyond our control. Materials, parts and labor have also increased in cost over the past year or more, sometimes significantly and over a short period of time. We may incur costs for a property renovation or tenant buildout that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property or tenant space on schedule due to supply chain disruptions or labor shortages, which could result in increased debt service expense or construction costs. Additionally, some tenants may have the right to terminate their leases if a renovation project is not completed on time. The time frame required to recoup our renovation and construction costs and to realize a return on such costs can often be significant and materially adversely affect our profitability.

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

In addition, joint venture arrangements may decrease our ability to manage risk and implicate additional risks, such as:

●	our joint venture partner having potentially inferior financial capacity or diverging business goals and strategies, which could lead to actions not aligned with our interests;
●	our inability to take actions with respect to the joint venture activities that we believe are favorable to us if our joint venture partner does not agree;
●	our inability to control the legal entity that has title to the real estate associated with the joint venture;
●	our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources;
●	our joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity; and
●	our joint venture partners’ business decisions or other actions or omissions may result in harm to our reputation or adversely affect the value of our investments.

Our joint venture and preferred equity investments generally own real estate properties for which the economic performance and value are subject to all the risks associated with owning and operating real estate as described above.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnotes 8 and 28 of the Notes to Consolidated Financial Statements included in this Form 10-K for additional discussion regarding the shares held by the Company of Albertsons Companies, Inc. (“ACI”).

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

The economic performance and value of our other investments, which we do not control, are subject to risks associated with owning and operating retail businesses, including:

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

The risk of a cybersecurity attack, breach or operational disruption, particularly through a cyber incident, including by computer hackers, foreign governments or cyber terrorists, has generally increased.  Attack methodologies change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers increasingly use techniques and tools, including artificial intelligence, that circumvent controls, avoid detection, and remove obscure forensic evidence. There can be no assurance that our cybersecurity risk management program, security controls and security process, or those of our third-party services providers will be fully implemented, complied with, or effective or that attempted security breaches or disruptions would not be successful or damaging.

We have in the past experienced adverse events that have not resulted, and are not expected to result, in a material impact on the Company’s business operations or financial results. For example, in February 2023, the Company experienced a criminal ransomware attack affecting data contained on legacy servers of Weingarten Realty Investors (“WRI”). The Company acquired WRI in August 2021. The affected servers and exfiltrated data were on the WRI network. The WRI network is separate and is not connected to the Company’s network. The Company promptly initiated an investigation and its response protocols, including deploying containment measures such as taking affected systems offline, implementing enhanced monitoring technology and data recovery processes. The Company also notified federal law enforcement, engaged the services of cybersecurity and forensics professionals, and restored affected systems. The WRI network data is historical and stored for archival purposes. We have acquired in the past and may acquire in the future companies with cybersecurity vulnerabilities or unsophisticated security measures, which could expose us to significant cybersecurity, operational, and financial risks.

A cyber incident could materially affect our operations and financial condition by:

●	disrupting the proper functioning of our networks and systems and, therefore, our operations and/or those of certain of our tenants;
●	resulting in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
●	resulting in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
●

resulting in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

●	resulting in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
●	requiring significant management attention and resources to remediate systems, fulfill compliance requirements and/or to remedy any damages that result;
●	subjecting us to regulatory enforcement, including investigative costs and fines or penalties;
●

subjecting us to litigation claims for negligence, breach of contract or other agreements or other causes of action, potentially resulting in remedies such as damages, credits, penalties or termination of leases or other agreements; or

●	damaging our reputation among our tenants, investors and associates.

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

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We have adopted generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their services and deliverables without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or a privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Our operations are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, tornados, earthquakes, snowstorms, floods and fires, and the frequency of these natural disasters and severe weather conditions may increase due to climate change. The occurrence of natural disasters, severe weather conditions and the effects of climate change, including extreme temperatures changes to meteorological or hydrological patterns, can delay new development or redevelopment projects, decrease the attractiveness of locations, increase investment costs to repair or replace damaged properties (or make repair or replacement impossible), increase operation costs, including the cost of energy at our properties, increase costs for future property insurance, negatively impact the tenant demand for lease space and cause substantial damages or losses to our properties which could exceed any applicable insurance coverage. The incurrence of any of these losses, costs or business interruptions may adversely affect our financial condition, results of operations and cash flows.

We anticipate the potential effects of climate change will increasingly impact the decisions and analysis we make with respect to our properties, since climate change considerations can impact the relative desirability of locations and the cost of operating and insuring real estate properties. In addition, changes in government legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our development or redevelopment projects without a corresponding increase in revenues, which may adversely affect our financial condition, results of operations and cash flows. Transition impacts of climate change may subject us to increased regulations, reporting requirements (such as the SEC’s proposed climate change disclosure rule), standards, or expectations regarding the environmental impacts of our or our tenants’ business. Failure to disclose accurate information in a timely manner may also adversely affect our reputation, business, or financial performance. For more information on potential climate-related risks, please refer to our disclosures title “Environmental, Social and Governance (“ESG”) Programs” above.

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

The profitability of our properties depends, in part, on the willingness of customers to visit our tenants’ businesses. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause employees or customers to avoid our properties, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could adversely impact tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could severely disrupt their operations and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Sustainability evaluation is becoming more broadly accepted or expected by investors and shareholders. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability score as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. We may face reputational damage or additional costs in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, the criteria by which companies are rated may change, which could cause us to receive lower scores than previous years. A low sustainability score could result in a negative perception of the Company, or exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. In addition, as part of our corporate responsibility, we have adopted certain ESG goals, including greenhouse gas emissions reduction targets and other sustainability initiatives. If we cannot not meet these goals fully or on time, we may face reputational damage. Simultaneously, there are efforts by some parties to restrict companies’ efforts on various ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. For example, we note that standards regarding the monitoring and accounting of GHG emissions, as well as any GHG emissions reductions, continues to evolve, and our disclosures on such matters may continue to evolve as well, though we cannot guarantee our disclosures will always be perceived as in keeping with particular best practices. Such disclosures may also be at least partially reliant on third-party information that we have not independently verified or cannot be independently verified. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also impact our suppliers or customers, which may adversely impact our business, financial condition, or results of operations.

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

Our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure may result in potential conflicts of interest with members of Kimco OP, whose interests may not be aligned with those of our stockholders.

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

Risks Related to Our Debt and Equity Securities

We may be unable to obtain financing through the debt and equity markets, which could have a material adverse effect on our growth strategy, our financial condition and our results of operations.

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

Our Credit Facility, bank term loans and the indentures under which our senior unsecured debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions that might otherwise be advantageous. In addition, failure to meet any of the financial covenants could cause an event of default under our Credit Facility, bank term loans and the indentures and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

We have a substantial amount of indebtedness and may need to incur more indebtedness in the future.

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

We are exposed to interest rate risk, and there can be no assurance that we will manage or mitigate this risk effectively.

We are exposed to interest rate risk, primarily through our unsecured revolving credit facility.  Borrowings under our unsecured revolving credit facility bear interest at a floating rate, and as a result an increase in interest rates will increase the amount of interest we must pay.  Our interest rate risk may materially change in the future if we increase our borrowings under this facility. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms.  Increases in interest rates on any of our variable-rate debt would result in an increase in interest expense, which could have an adverse effect on our results of operations, financial condition, and liquidity.  For additional information with respect to interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

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

Our failure to qualify as a REIT or new legislation or changes in U.S. federal income tax laws, including with respect to qualification as a REIT or the tax consequences of such qualification, could also impair our ability to expand our business or raise capital and have a materially adverse effect on the value of our securities.

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

If Kimco OP were to fail to qualify as a partnership for federal income tax purposes, the Parent Company would fail to qualify as a REIT and suffer other adverse consequences.

We believe that after the RPT Merger, Kimco OP has been organized and operated in a manner that allows it to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for federal income tax purposes. As an entity treated as a partnership for federal income tax purposes, Kimco OP is not subject to federal income tax on its income. Instead, each of its partners, including the Parent Company, is allocated, and may be required to pay tax with respect to, that partner’s share of Kimco OP’s income. No assurance can be provided, however, that the IRS will not challenge Kimco OP’s status as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating Kimco OP as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, the Parent Company would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Such REIT qualification failure could impair our ability to expand our business and raise capital, and would materially adversely affect the value of the Parent Company’s stock and the OP Units. Also, the failure of Kimco OP to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including the Parent Company.

Tax liabilities and attributes inherited in connection with acquisitions may adversely impact our business.

From time to time we may acquire other corporations or entities and, in connection with such acquisitions, we may succeed to the historic tax attributes and liabilities of such entities. For example, if we acquire a C corporation and subsequently dispose of its assets within five years of the acquisition, we could be required to pay tax on any built-in gain attributable to such assets determined as of the date on which we acquired the assets. In addition, in order to qualify as a REIT, at the end of any taxable year, we must not have any earnings and profits accumulated in a non-REIT year. As a result, if we acquire a C corporation, we must distribute the corporation’s earnings and profits accumulated prior to the acquisition before the end of the taxable year in which we acquire the corporation. We also could be required to pay the acquired entity’s unpaid taxes even though such liabilities arose prior to the time we acquired the entity.

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

We expect to incur substantial expenses in completing the RPT Merger and integrating the business, operations, networks, systems, technologies, policies and procedures of the Company and RPT. There are a large number of processes that must be integrated in the RPT Merger, including leasing, billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of such integration expenses.

Our stockholders were diluted by the RPT Merger and the trading price of shares of the combined company may be affected by factors different from those affecting the price of shares of our common stock before the RPT Merger.

The RPT Merger diluted the ownership position of our stockholders. After completion of the RPT Merger, our legacy stockholders own approximately 92% of the issued and outstanding shares of our common stock, and legacy RPT stockholders own approximately 8% of the issued and outstanding shares of our common stock. Consequently, our stockholders have somewhat less influence over our management and policies after the RPT Merger than they previously exercised. The results of our operations and the trading price of our common stock after the RPT Merger may also be affected by factors different from those previously affecting our results of operations and the trading prices of our common stock. For example, some of our and RPT’s prior institutional investors may elect to decrease their ownership in the combined company. Accordingly, the historical trading prices and financial results of the Company and RPT may not be indicative of trading prices and financial results of the combined company after the RPT Merger.

Following the RPT Merger, we may be unable to integrate the business of RPT successfully or realize the anticipated synergies and related benefits of the RPT Merger or do so within the anticipated time frame.

The RPT Merger involves the combination of two companies, which previously operated as independent public companies, and requires significant management attention and resources. Potential difficulties we may encounter in the integration process include:

●

the inability to successfully combine the businesses of the Company and RPT in a manner that permits the Company to achieve the anticipated cost savings from the RPT Merger, which would result in some anticipated benefits of the RPT Merger not being realized in the time frame currently anticipated, or at all;

●	the failure to integrate operations and internal systems, programs and controls within the expected time frame or at all;
●	the inability to successfully realize the anticipated value from some of RPT’s assets;
●	lost sales and tenants as a result of certain tenants of either of the Company or RPT deciding not to continue to do business with the combined company;
●	complexities associated with combining two companies with different histories, cultures, markets, strategies and customer bases and managing the combined Company;
●	any failure of the combined company to retain key employees of either of the two companies;
●	potential unknown liabilities and unforeseen increased expenses associated with the RPT Merger; and
●	performance shortfalls, including as a result of the diversion of management’s attention caused by the RPT Merger and integration.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Company to maintain relationships with tenants, vendors and employees or to achieve the anticipated future opportunities, plans and benefits of the RPT Merger, or could otherwise adversely affect our business, financial condition, results of operations and cash flows.

Following the RPT Merger, we have a substantial amount of indebtedness and may need to incur additional indebtedness in the future.

Following the RPT Merger, we have a substantial amount of indebtedness and may need to incur additional indebtedness. Our substantial indebtedness and the incurrence of new indebtedness could have adverse consequences on our business following the RPT Merger, such as:

●

requiring the Company to use a substantial portion of our cash flow provided by operating activities to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, and other general corporate purposes and reduce cash for distributions;

●	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures, or other debt service requirements or for other purposes;
●	increasing our costs of incurring additional debt;
●	increasing our exposure to floating interest rates;
●	limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
●	restricting the Company from making strategic acquisitions, developing properties, or exploiting business opportunities;
●	restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;
●	exposing the Company to potential events of default (if not cured or waived) under covenants contained in our debt instruments;
●	increasing our vulnerability to a downturn in general economic conditions; and
●	limiting our ability to react to changing market conditions in its industry.

The impact of any of these potential adverse consequences could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Counterparties to certain agreements with RPT may exercise their contractual rights under such agreements in connection with the RPT Merger.

RPT is party to certain agreements that give the counterparty certain rights following a “change in control,” including in some cases the right to terminate such agreements. Under some such agreements, for example certain debt obligations, the RPT Merger constitutes a change in control and therefore the counterparty may exercise certain rights under the agreement upon the closing of the RPT Merger. Any such counterparty may request modifications of its respective agreements as a condition to granting a waiver or consent under its agreement. There is no assurance that such counterparties will not exercise their rights under such agreements, including termination rights where available, that the exercise of any such rights will not result in a material adverse effect or that any modifications of such agreements will not result in a material adverse effect to the combined company or its securities subsequent to the RPT Merger.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program leverages the National Institute of Standards and Technology ("NIST") cybersecurity framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include, but are not limited to the following:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
●	a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
●	cybersecurity awareness training for our employees, incident response personnel, and senior management;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a third-party risk management process for critical service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We have in the past experienced adverse events that have not resulted, and are not expected to result, in a material impact on the Company’s business operations or financial results. For example, in February 2023, we experienced a criminal ransomware attack affecting data contained on legacy servers of WRI acquired in August 2021. The affected servers and exfiltrated data were on the WRI network. The WRI network is separate and is not connected to our network. We promptly initiated an investigation and our response protocols, including deploying containment measures such as taking affected systems offline, implementing enhanced monitoring technology and data recovery processes. We also notified federal law enforcement, engaged the services of cybersecurity and forensics professionals, and restored affected systems. The WRI network data is historical and stored for archival purposes. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We have experienced cybersecurity attacks and could in the future be subject to significant disruption, data loss or other security incidents or breaches”.

Cybersecurity Governance and Oversight

Our Board of Directors (“Board”) considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program. Our Audit Committee receives quarterly briefings from our Chief Information Officer regarding the emerging cybersecurity threat and risk landscape as well as our cybersecurity risk management program and related readiness, resiliency, and response efforts. In addition, management will update the Audit Committee, as necessary, regarding significant cybersecurity incidents. Our Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The Board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Officer, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

We have a Cyber Risk Committee (“Cyber Committee”) which reviews and reports on cybersecurity risks and related issues.  The Cyber Committee is comprised of senior management from various business units within the Company and meets at least quarterly to review the status of the Company’s overall cybersecurity risk management program, as well as controls and procedures and to stay up to date regarding relevant legislative, regulatory, and technical developments. The Cyber Committee is responsible for assessing and managing our material risks from cybersecurity threats. The Cyber Committee has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants, and in this capacity, the Committee works closely with an outsourced Chief Information Security Officer firm with decades of combined cybersecurity governance and technology experience.

The Cyber Committee is informed about and monitors the prevention, detection, mitigation, and remediation of key cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

We utilize a variety of administrative, technical and physical safeguards that take into account the nature of our IT environment, information assets and cybersecurity risks posed by both internal and external threats.  We have incorporated cybersecurity coverage in our insurance policies, and our goal is to keep our data and systems, as well as our employees, safe from cybersecurity threats.

The Company conducts employee security awareness training and internal phishing exercises.  When security issues arise, the Company conducts a prompt investigation and initiates response protocols and other measures to protect the Company and its valued employees and key stakeholders.

Item 2.  Properties

Real Estate Portfolio.

As of December 31, 2023, the Company had interests in 523 shopping center properties aggregating 89.7 million square feet of GLA located in 28 states. In addition, the Company had 21 other property interests, primarily through the Company’s preferred equity investments and other investments, totaling 5.5 million square feet of GLA. Open-air shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2023, the Company’s Combined Shopping Center Portfolio, was 96.2% leased.

The Company's open-air shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of 171,471 square feet as of December 31, 2023. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with redevelopment, major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2023, the Company expended $151.1 million in connection with property redevelopments and $113.3 million related to improvements.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners. The Company's open-air shopping centers are usually "anchored" by a grocery store, home improvement centers, off-price retailer, discounter or service-oriented tenant. As one of the original participants in the growth of the shopping center industry and the nation's largest owner and operator of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include TJX Companies, The Home Depot, Albertsons Companies, Ross Stores, Amazon/Whole Foods Market, Burlington Stores, PetSmart, Ahold Delhaize, Kroger, and Walmart.

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2023, no single open-air shopping center accounted for more than 1.3% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.4% of the Company’s total shopping center GLA. At December 31, 2023, the Company’s five largest tenants were TJX Companies, The Home Depot, Albertsons Companies, Ross Stores and Amazon/Whole Foods Market, which represented 3.7%, 2.1%, 1.9%, 1.9% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

The following table shows the number of properties, total proportionate share of GLA and total proportionate share of annualized base rental revenues (including % of total) for the Company’s top 10 major metropolitan markets by total proportionate share of annualized based rent as of December 31, 2023.  Amounts for GLA and Annual Base Rent in thousands:

			Total	Total Proportionate
		Number of	Proportionate	Share of Annual	% of Gross
Market	Rank	Properties	Share of GLA	Base Rent	Annual Rent
New York	1	71	6,770	$166,799	11.7%
Baltimore, Washington D.C.	2	46	8,139	$161,295	11.3%
Los Angeles, Orange County, San Diego	3	49	7,570	$148,733	10.4%
Miami, Ft. Lauderdale	4	41	6,396	$124,806	8.7%
Houston	5	31	6,036	$122,453	8.6%
San Francisco, Sacramento, San Jose	6	24	3,076	$79,535	5.6%
Phoenix	7	23	4,524	$63,453	4.4%
Philadelphia	8	21	3,040	$56,567	4.0%
Orlando	9	15	2,373	$46,754	3.3%
Raleigh-Durham	10	14	2,905	$42,587	3.0%

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

Minimum base rental revenues, operating expense reimbursements, and percentage rents accounted for 98% of the Company's total revenues from rental properties for the year ended December 31, 2023. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth. Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2023, the Company’s consolidated operating portfolio, comprised of 426 shopping center properties aggregating 70.8 million square feet of GLA, was 96.1% leased. The consolidated operating portfolio consists entirely of properties located in the U.S., inclusive of Puerto Rico.  For the period of January 1, 2023 to December 31, 2023, the Company increased the average base rent per leased square foot, which includes the impact of tenant concessions, in its consolidated portfolio of open-air shopping centers from $19.60 to $20.24, an increase of $0.64.  This increase primarily consists of (i) a $0.48 increase relating to rent step-ups within the portfolio and new leases signed, net of leases vacated, (ii) an $0.08 increase relating to acquisitions and transfers and (iii) a $0.08 increase relating to dispositions.

The Company has a total of 8,413 leases in the consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	115	381	$9,741	0.7%
2024	814	3,965	$85,798	6.6%
2025	1,167	7,756	$150,601	11.6%
2026	1,150	9,600	$164,580	12.7%
2027	1,178	9,559	$177,095	13.6%
2028	1,218	10,467	$200,255	15.4%
2029	796	7,299	$130,729	10.1%
2030	368	2,903	$65,229	5.0%
2031	355	2,350	$54,949	4.2%
2032	381	2,717	$54,113	4.2%
2033	411	3,209	$61,773	4.8%

(1)	Leases currently under a month-to-month lease or in process of renewal.

During 2023, the Company executed 1,620 leases totaling 11.1 million square feet in the Company’s consolidated operating portfolio comprised of 500 new leases and 1,120 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $119.5 million or $39.74 per square foot. These costs include $93.9 million of tenant improvements and $25.6 million of external leasing commissions. The average rent per square foot for (i) new leases was $21.41 and (ii) renewals and options was $19.20. The Company will seek to obtain rents that are higher than amounts within its expiring leases, however, there are many variables and uncertainties which can significantly affect the leasing market at any time; as such, the Company cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Ground-Leased Properties.

The Company has interests in 38 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. The Company pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements reverts to the landowner.

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

Holders:  The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,853 as of January 31, 2024.

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

	Year Ended December 31,
	2023	2022
Dividend paid per share	$1.02	$0.84
Ordinary income	99%	81%
Capital gains	-	16%
Return of capital	1%	3%

In addition to common stock offerings, the Company has capitalized on the growth in its business through the issuance of unsecured fixed rate medium-term notes, underwritten bonds, unsecured bank debt, mortgage debt and perpetual preferred stock. Borrowings under the Company's unsecured revolving credit facility have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company regarding dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnotes 12, 13 and 18 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The Company does not believe that the preferential rights available to the holders of its Class L Preferred Stock, Class M Preferred Stock, and Class N Preferred Stock, the financial covenants contained in its public bond indentures, as amended, or the credit agreement for its Credit Facility and bank term loans will have an adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT. See Footnote 28 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The Company maintains a dividend reinvestment and direct stock purchase plan (the "Plan") pursuant to which common stockholders and other interested investors may elect to automatically reinvest their dividends to purchase shares of the Company’s common stock or, through optional cash payments, purchase shares of the Company’s common stock. The Company may, from time-to-time, either (i) purchase shares of its common stock in the open market or (ii) issue new shares of its common stock for the purpose of fulfilling its obligations under the Plan.

Recent Sales of Unregistered Securities:  None.

Issuer Purchases of Equity Securities:

The Company’s Board of Directors had authorized the repurchase of up to 894,000 depositary shares of Class L preferred stock and 1,048,000 depositary shares of Class M preferred stock through December 31, 2023, which represented up to an aggregate of 1,942 shares of the Company’s preferred stock, par value $1.00 per share. During the year ended December 31, 2023, the Company repurchased 43,777 depositary shares of Class L preferred stock and 23,791 depositary shares of Class M preferred stock for a purchase price of $1.0 million and $0.5 million, respectively. In addition, during January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock through February 28, 2026.

The Company’s Board of Directors also extended its previously authorized common share repurchase program, which is now scheduled to expire February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the year ended December 31, 2023. As of December 31, 2023, the Company had $224.9 million available under this common share repurchase program.

During the year ended December 31, 2023, the Company repurchased 761,149 shares of the Company’s common stock for an aggregate purchase price of $16.3 million (weighted average price of $21.41 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

The following table presents information regarding the shares of common stock repurchased by the Company during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2023 – October 31, 2023	213	$17.28	-	$224.9
November 1, 2023 – November 30, 2023	-	-	-	$224.9
December 1, 2023 – December 31, 2023	2,250	22.33	-	$224.9
Total	2,463	$21.89	-

Total Stockholder Return Performance:  The following performance chart compares, over the five years ended December 31, 2023, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REITs Index (the “NAREIT Equity REITs”) prepared and published by the National Association of Real Estate Investment Trusts (“NAREIT”). The NAREIT Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property.

Stockholder return performance, presented annually for the five years ended December 31, 2023, is not necessarily indicative of future results. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

	Comparison of 5 year cumulative total return data points
	Dec-18	Dec-19	Dec-20	Dec-21	Dec-22	Dec-23
Kimco Realty Corporation	$100	$150	$114	$193	$172	$183
S&P 500	$100	$131	$156	$200	$164	$207
NAREIT Equity REITs	$100	$126	$116	$166	$126	$143

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The Company’s significant accounting policies are more fully described in Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K. The Company is required to make subjective assessments, of which, the most significant assumptions and estimates relate to the recoverability of trade accounts receivable, depreciable lives, valuation of real estate and intangible assets and liabilities, and valuation of joint venture investments and other investments. The Company’s reported net earnings are directly affected by management’s estimate of impairments. Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could materially differ from these estimates.

Trade Accounts Receivable

The Company reviews its trade accounts receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. The Company evaluates the probability of the collection of the lessee’s total accounts receivable, including the corresponding straight-line rent receivable balance on a lease-by-lease basis. Determining the probability of collection of substantially all lease payments during a lease term requires significant judgment. The Company’s analysis of its accounts receivable included (i) customer credit worthiness, (ii) assessment of risk associated with the tenant, and (iii) current economic trends. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. The Company includes provision for doubtful accounts in Revenues from rental properties, net. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease and will only recognize lease income on a cash basis. In addition to the lease-specific collectability assessment, the analysis also recognizes a general reserve, as a reduction to Revenues from rental properties, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical and current collection experience and the potential for settlement of arrears. Although the Company estimates uncollectible receivables and provides for them through charges against Revenues from rental properties, actual results may differ from those estimates. For example, in the event that the Company’s collectability determinations are not accurate, and the Company is required to write off additional receivables equaling 1% of the outstanding accounts and notes receivable, net balance at December 31, 2023, the Company’s rental income and net income would decrease by $3.1 million for the year ended December 31, 2023. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, any outstanding lease receivables (including straight-line rent receivables) are reinstated with a corresponding increase to rental income.

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

During 2023, the Company acquired properties for a total purchase price of $346.0 million of which, $5.0 million, or less than 1.4% of the total purchase price, was allocated to above-market leases and $29.3 million, or 8.5% of the total purchase price, was allocated to below-market leases. If the amounts allocated in 2023 to above-market and below-market leases were each reduced by 1% of the total purchase price, the net annual market lease amortization through rental income would decrease by $1.1 million (using the weighted average life of above-market and below-market leases at each respective acquired property).

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

See Footnotes 3 and 5 of the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion.

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

See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion of the Company’s accounting policies and estimates.

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

Corporate UPREIT Reorganization

In January of 2023, the Company completed the Reorganization into an UPREIT structure as described in the Explanatory Note at the beginning of this Annual Report. Prior to the Reorganization, the Company’s business was conducted through the Predecessor. This Annual Report includes the business and results of operations of the Predecessor for its fiscal years ended December 31, 2022 and 2021. As a result of the Reorganization, the Company became the successor issuer to the Predecessor under the Exchange Act. The Company and Kimco OP have elected to co-file this Annual Report on Form 10-K to ensure continuity of information to investors. For additional information about the Reorganization, please see the Company’s Current Reports on Form 8-K filed with the SEC on January 3, 2023 and January 4, 2023.

Financial Highlights

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2023:

Financial and Portfolio Information:

●

Net income available to the Company’s common shareholders was $629.3 million, or $1.02 per diluted share, for the year ended December 31, 2023 as compared to $100.8 million, or $0.16 per diluted share, for the year ended December 31, 2022.

●

FFO available to the Company’s common shareholders was $970.0 million, or $1.57 per diluted share, for the year ended December 31, 2023, as compared to $976.4 million, or $1.58 per diluted share, for the corresponding period in 2022 (see additional disclosure on FFO beginning on page 42).

●

Same property net operating income (“Same property NOI”) was $1.31 billion and $1.28 billion for the years ended December 31, 2023 and December 31, 2022, respectively, an increase of 2.4% (see additional disclosure on Same property NOI beginning on page 43).

●	Executed 1,620 new leases, renewals and options totaling approximately 11.1 million square feet in the consolidated operating portfolio during the year ended December 31, 2023.
●	Consolidated operating portfolio occupancy at December 31, 2023 was 96.1% as compared to 95.5% at December 31, 2022.

Acquisitions, Dispositions and Other Activity (see Footnotes 3, 4, 8 and 28 of the Notes to Consolidated Financial Statements included in this Form 10-K):

●	Acquired an operating property and five parcels, in separate transactions, for $195.3 million.
●	Acquired three properties for an aggregate purchase price of $150.7 million from joint ventures in which the Company previously held noncontrolling ownership interests.
●

Disposed of six operating properties and 13 parcels, in separate transactions, for an aggregate sales price of $214.2 million, which resulted in aggregate gains of $75.0 million, before noncontrolling interests and taxes.

●

Monetized 14.1 million shares of Albertsons Companies Inc. ("ACI") common stock held by the Company, generating net proceeds of $282.3 million. For tax purposes, the Company recognized a long-term capital gain of $241.2 million. The Company retained the proceeds from this stock sale for general corporate purposes and incurred federal and state taxes of $60.9 million on the taxable gain. As of December 31, 2023 the Company held 14.2 million shares of ACI common stock.

●	Received a special dividend payment of $194.1 million on its shares of ACI common stock.

Capital Activity (for additional details see Liquidity and Capital Resources below):

●	Issued $500.0 million of 6.40% unsecured notes maturing March 2034.
●

Assumed $37.2 million of mortgage debt through the acquisition of two operating properties, which it subsequently repaid in March 2023, and repaid $12.3 million of mortgage debt that encumbered two operating properties and a consolidated joint venture operating property.

●	As of December 31, 2023, had $2.8 billion in immediate liquidity, including $783.8 million of cash and cash equivalents.

As a result of the above debt activity, the Company’s consolidated debt maturity profile, including extension options as of December 31, 2023, is as follows:

●	As of December 31, 2023, the Company's consolidated debt had a weighted average interest rate of 3.68% and a weighted average maturity profile of 8.7 years.

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

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

The following table presents the comparative results from the Company’s Consolidated Statements of Income for the year ended December 31, 2023, as compared to the corresponding period in 2022 (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	Change
Revenues
Revenues from rental properties, net	$1,767,057	$1,710,848	$56,209
Management and other fee income	16,343	16,836	(493)
Operating expenses
Rent (1)	(15,997)	(15,811)	(186)
Real estate taxes	(231,578)	(224,729)	(6,849)
Operating and maintenance (2)	(309,143)	(290,367)	(18,776)
General and administrative (3)	(136,807)	(119,534)	(17,273)
Impairment charges	(14,043)	(21,958)	7,915
Merger charges	(4,766)	-	(4,766)
Depreciation and amortization	(507,265)	(505,000)	(2,265)
Gain on sale of properties	74,976	15,179	59,797
Other income/(expense)
Special dividend income	194,116	-	194,116
Other income, net	39,960	28,829	11,131
Gain/(loss) on marketable securities, net	21,262	(315,508)	336,770
Interest expense	(250,201)	(226,823)	(23,378)
Early extinguishment of debt charges	-	(7,658)	7,658
Provision for income taxes, net	(60,952)	(56,654)	(4,298)
Equity in income of joint ventures, net	72,278	109,481	(37,203)
Equity in income of other investments, net	10,709	17,403	(6,694)
Net (income)/loss attributable to noncontrolling interests	(11,676)	11,442	(23,118)
Preferred dividends	(25,021)	(25,218)	197
Net income available to the Company's common shareholders	$629,252	$100,758	$528,494
Net income available to the Company's common shareholders:
Diluted per share	$1.02	$0.16	$0.86

(1)	Rent expense relates to ground lease payments for which the Company is the lessee.
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

Net income available to the Company’s common shareholders was $629.3 million for the year ended December 31, 2023, as compared to $100.8 million for the comparable period in 2022. On a diluted per share basis, net income available to the Company’s common shareholders for the year ended December 31, 2023, was $1.02 as compared to $0.16 for the comparable period in 2022. For additional disclosure, see Footnote 27 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The following describes the changes of certain line items included on the Company’s Consolidated Statements of Income, that the Company believes changed significantly and affected Net income available to the Company’s common shareholders during the year ended December 31, 2023, as compared to the corresponding period in 2022:

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $56.2 million is primarily from (i) an increase in revenues from tenants of $50.2 million, primarily due to an increase in leasing activity and net growth in the current portfolio, and (ii) an increase in revenues of $48.8 million due to properties acquired during 2023 and 2022, partially offset by (iii) a decrease in revenues of $24.5 million due to dispositions in 2023 and 2022, (iv) a net decrease of $15.2 million due to changes in credit losses from tenants, and (v) a decrease in lease termination fee income of $3.1 million.

Real estate taxes –

The increase in Real estate taxes of $6.8 million is primarily due to properties acquired during 2023 and 2022, partially offset by dispositions during 2023 and 2022.

Operating and maintenance –

The increase in Operating and maintenance expense of $18.8 million is primarily due to (i) an increase in insurance expense of $7.4 million, (ii) an increase in repairs and maintenance expense of $5.9 million, and (iii) an increase in operating costs of $5.4 million, primarily related to properties acquired during 2023 and 2022, partially offset by (iv) dispositions during 2023 and 2022.

General and administrative –

The increase in General and administrative expense of $17.3 million is primarily due to (i) an increase in employee-related benefit expenses of $14.5 million, including an increase in the valuation of employee equity awards and additional employees hired and (ii) an increase in professional fees and corporate expenses of $3.7 million, primarily related to the Reorganization.

Impairment charges –

During the years ended December 31, 2023 and 2022, the Company recognized impairment charges of $14.0 million and $22.0 million, respectively, primarily related to adjustments to property carrying values for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third-party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy. For additional disclosure, see Footnotes 5 and 17 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Merger charges –

During the year ended December 31, 2023, the Company incurred costs of $4.8 million associated with the RPT Merger, primarily comprised of professional and legal fees (see Footnote 28 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Gain on sale of properties –

During 2023, the Company disposed of six operating properties and 13 parcels, in separate transactions, for an aggregate sales price of $214.2 million, which resulted in aggregate gains of $75.0 million. During 2022, the Company disposed of nine operating properties and 13 parcels, in separate transactions, for an aggregate sales price of $191.1 million, which resulted in aggregate gains of $15.2 million.

Special dividend income –

During 2023, the Company received a $194.1 million special dividend payment on its shares of ACI common stock.

Other income, net –

The increase in Other income, net of $11.1 million is primarily due to (i) an increase of $8.6 million relating to net settlement gains recognized upon the liquidation of the Company’s defined benefit plan during 2023, and (ii) an increase in dividend, interest and other income of $6.8 million due to higher levels of cash on hand during 2023, partially offset by, (iii) a net decrease in mortgage and other financing income of $3.0 million.

Gain/(loss) on marketable securities, net –

The change in Gain/(loss) on marketable securities, net of $336.8 million is primarily the result of mark-to-market fluctuations of the ACI shares of common stock held by the Company and the sale of ACI shares of common stock during 2023 and 2022.

Interest expense –

The increase in Interest expense of $23.4 million is primarily due to a decrease in fair market value amortization resulting from the repayment of senior unsecured notes in 2022 and the issuance of $500.0 million 6.400% senior unsecured notes during 2023.

Early extinguishment of debt charges –

During 2022, the Company repaid its $500.0 million 3.40% senior unsecured notes, which were scheduled to mature in November 2022. As a result, the Company incurred a prepayment charge and wrote-off deferred financing costs during 2022.

Provision for income taxes, net –

The increase in Provision for income taxes, net of $4.3 million is primarily due to the Company’s sale of shares of ACI common stock during 2023, which generated an increased taxable long-term capital gain as compared to 2022. The Company elected to retain the proceeds from the sale and as a result incurred federal and state income tax aggregating $60.9 million on such gain.

Equity in income of joint ventures, net –

The decrease in Equity in income of joint ventures, net of $37.2 million is primarily due to (i) higher gains of $29.8 million recognized on sale of properties within various joint venture investments during 2022 as compared to 2023, (ii) an increase in interest expense of $7.2 million and (iii) lower equity in income in 2023 as compared to 2022 by $3.8 million, partially offset by (iv) lower impairments in 2023 as compared to 2022 by $3.6 million.

Equity in income of other investments, net –

The decrease in Equity in income of other investments, net of $6.7 million is primarily due to higher profit participation resulting from the sale of properties within various investments during 2022 as compared to 2023.

Net (income)/loss attributable to noncontrolling interests –

The change in Net (income)/loss attributable to noncontrolling interests of $23.1 million is primarily due to (i) lower impairment charges of $16.4 million relating to properties within consolidated joint ventures recognized during 2022, and (ii) an increase in income from properties acquired within consolidated joint ventures during 2022.

Comparison of the years ended December 31, 2022 and 2021

Information pertaining to fiscal year 2021 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 24, 2023.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, marketable securities (including 14.2 million shares of ACI common stock held by the Company, see Footnote 28 of the Notes to Consolidated Financial Statements included in this Form 10-K) and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.0 billion, which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash, cash equivalents and restricted cash, beginning of year	$149,829	$334,663
Net cash flow provided by operating activities	1,071,607	861,114
Net cash flow used for investing activities	(136,983)	(63,217)
Net cash flow used for financing activities	(300,696)	(982,731)
Net change in cash, cash equivalents and restricted cash	633,928	(184,834)
Cash, cash equivalents and restricted cash, end of year	$783,757	$149,829

Operating Activities

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility and the issuance of equity, public debt, as well as other debt and equity alternatives, and the sale of marketable equity securities, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors.

Net cash flow provided by operating activities for the year ended December 31, 2023 was $1.1 billion, as compared to $861.1 million for the comparable period in 2022. The increase of $210.5 million is primarily attributable to:

●	special dividend payment from ACI of $194.1 million during 2023;
●	additional operating cash flow generated by operating properties acquired during 2023 and 2022; and

●	new leasing, expansion and re-tenanting of core portfolio properties; partially offset by
●	a decrease in distributions from the Company’s joint ventures programs;
●	the disposition of operating properties in 2023 and 2022;
●	changes in assets and liabilities due to timing of receipts and payments; and
●	nonrecurring costs incurred in connection with the RPT Merger during 2023.

Investing Activities

Net cash flow used for investing activities was $137.0 million for 2023, as compared to $63.2 million for 2022.

Investing activities during 2023 consisted primarily of:

Cash inflows:

●	$292.6 million in proceeds from the sale of marketable securities, primarily due to the sale of 14.1 million shares of ACI common stock;
●	$160.1 million in proceeds from the sale of six consolidated properties and 13 parcels;
●	$14.0 million in reimbursements of investments in and advances to real estate joint ventures and other investments primarily due to the sale of properties within the investments; and
●	$4.6 million for principal payments from securities held to maturity.

Cash outflows:

●	$277.3 million for the acquisition/consolidation of four consolidated operating properties and five parcels;
●	$264.4 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline;
●

$42.9 million for investments in and advances to real estate joint ventures, primarily related to partner buyouts and a redevelopment project within the Company’s joint venture portfolio, and investments in other investments, primarily related to funding commitments for certain investments;

●	$18.5 million for investment in mortgage and other financing receivables;
●	$3.6 million for investment in marketable securities; and
●	$1.6 million for investment in cost method investments.

Investing activities during 2022 consisted primarily of:

Cash inflows:

●	$302.5 million in proceeds from the sale of marketable securities, primarily due to the sale of 11.5 million shares of ACI common stock;
●	$184.3 million in proceeds from the sale of nine consolidated properties and 13 parcels;
●	$68.4 million in reimbursements of investments in and advances to real estate joint ventures and other investments primarily due to the sale of properties within the investments;
●	$60.3 million in collection of mortgage and other financing receivables; and
●	$4.0 million for principal payments from securities held to maturity.

Cash outflows:

●	$300.8 million for the acquisition of 10 consolidated operating properties and eight parcels;
●	$193.7 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline;
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

Acquisitions of Operating Real Estate and Other Related Net Assets

During the years ended December 31, 2023 and 2022, the Company expended $277.3 million and $300.8 million, respectively, towards the acquisition/consolidation of operating real estate properties. The Company anticipates spending approximately $50.0 million to $100.0 million towards the acquisition of or purchase of additional interests in operating properties during 2024, excluding amounts expended in connection with the RPT Merger. The Company intends to fund these acquisitions with cash on hand, net cash flow provided by operating activities, proceeds from property dispositions, proceeds from the sale of marketable securities and/or availability under its Credit Facility.

Improvements to Operating Real Estate

During the years ended December 31, 2023 and 2022, the Company expended $264.4 million and $193.7 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
Redevelopment and renovations	$151,067	$113,928
Tenant improvements and tenant allowances	113,328	79,782
Total improvements	$264,395	$193,710

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for 2024 will be approximately $225.0 million to $275.0 million. The funding of these capital requirements will be provided by cash on hand, proceeds from property dispositions, proceeds from the sale of marketable securities, net cash flow provided by operating activities and/or availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $300.7 million for 2023, as compared to $982.7 million for 2022.

Financing activities during 2023 primarily consisted of the following:

Cash inflows:

●	$500.0 million in proceeds from issuance of 6.4% senior unsecured notes due in 2034;
●	$3.7 million in proceeds from the issuance of common stock from stock option exercises; and
●	$2.5 million from changes in tenants’ security deposits.

Cash outflows:

●	$657.5 million of dividends paid;
●	$60.8 million in principal payment on debt, including normal amortization of rental property debt;
●	$58.4 million in redemption/distribution of noncontrolling interests;
●	$16.3 million in shares repurchased for employee tax withholding on equity awards;
●	$12.5 million in financing origination costs, in connection with the issuance of senior unsecured notes; and
●	$1.5 million for repurchase of preferred stock.

Financing activities during 2022 primarily consisted of the following:

Cash inflows:

●	$1.25 billion in proceeds from issuance of the Company’s $600.0 million 3.20% senior unsecured notes due 2032 and $650.0 million 4.60% senior unsecured notes due 2033;
●	$19.0 million in proceeds from a mortgage loan financing;
●	$15.5 million in proceeds from the issuance of common stock; and
●	$5.3 million from changes in tenants’ security deposits.

Cash outflows:

●	$1.4 billion for repayment of four separate senior unsecured notes, which had maturity dates ranging from November 2022 to June 2023;
●	$544.7 million of dividends paid;
●	$167.7 million in principal payment on debt, including normal amortization of rental property debt;
●	$67.5 million in redemption/distribution of noncontrolling interests;
●	$20.3 million in financing origination costs, in connection with the issuance of senior unsecured notes;
●	$13.7 million in shares repurchased for employee tax withholding on equity awards;
●	$7.0 million for payment of early extinguishment of debt charges; and
●	$3.4 million for repurchase of preferred stock.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of December 31, 2023, the Company had consolidated floating rate debt totaling $17.6 million, excluding deferred financing costs of $0.1 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

Debt maturities for 2024 consist of: $659.0 million of consolidated debt (of which $246.2 million was subsequently repaid), $112.9 million of unconsolidated joint venture debt and $231.2 million of debt included in the Company’s preferred equity program, assuming the utilization of extension options where available. The 2024 remaining consolidated debt maturities are anticipated to be repaid with operating cash flows or debt refinancing, as deemed appropriate. The 2024 debt maturities on properties in the Company’s unconsolidated joint ventures and preferred equity program are anticipated to be repaid through operating cash flows, debt refinancing, proceeds from sales within the respective entities, and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its unsecured debt ratings. The Company may, from time to time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings, unsecured term loans and/or mortgage/construction loan financings and other capital alternatives.

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

During January 2023, the Company filed a registration statement on Form S-8 for its 2020 Equity Participation Plan (the “2020 Plan”), which was previously approved by the Company’s stockholders and is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and deferred stock awards. At December 31, 2023, the Company had 4.9 million shares of common stock available for issuance under the 2020 Plan. (see Footnote 22 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Preferred Stock –

The Company’s Board of Directors had authorized the repurchase of up to 894,000 depositary shares of Class L preferred stock and 1,048,000 depositary shares of Class M preferred stock through December 31, 2023, which represented up to 1,942 shares of the Company’s preferred stock, par value $1.00 per share. During the year ended December 31, 2023, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class L	43,777	$973.4
Class M	23,791	$515.9

In conjunction with the RPT Merger the Company issued 1,848,539 depositary shares each representing one one-thousandth of a share of Class N preferred stock. The Class N preferred stock was issued to replace the RPT 7.25% Series D Cumulative Convertible Perpetual Preferred Share.

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L preferred stock, 1,047,000 depositary shares of Class M preferred stock, and 185,000 depositary shares of Class N preferred stock through February 28, 2026.

Common Stock –

During September 2023, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. The Company did not issue any shares under the ATM Program during the year ended December 31, 2023. As of December 31, 2023, the Company had $500.0 million available under this ATM Program.

The Company has a common share repurchase program, which is scheduled to expire on February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during 2023 and 2022. As of December 31, 2023, the Company had $224.9 million available under this common share repurchase program.

Senior Notes –

In October 2023, the Company issued $500.0 million in senior unsecured notes, which are scheduled to mature in March 2034 and accrue interest at a rate of 6.400% per annum. These senior unsecured notes are guaranteed by the Parent Company. The Company used the net proceeds from the offering for general corporate purposes.

In January 2024, the Company paid off the remaining $246.2 million of its 4.45% senior unsecured notes, which were scheduled to mature in January 2024.

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of December 31, 2023
Consolidated Indebtedness to Total Assets	<60%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	5.3x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.4x

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

In connection with the RPT Merger, the Company assumed $511.5 million of senior unsecured notes with maturities ranging from 2026 to 2031, which bear interest at rates ranging from 3.64% to 4.74%.  The Merger triggered a change in control, and as such, in January 2024, the Company repaid these notes, including any accrued interest and make-whole requirements.

Credit Facility –

In February 2023, the Company obtained a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which replaced the Company’s existing $2.0 billion unsecured revolving credit facility which was scheduled to mature in March 2024.  The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028.  The Credit Facility is guaranteed by the Parent Company. The Credit Facility could be increased to $2.75 billion through an accordion feature.  The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 77.5 basis points and fluctuates in accordance with the Company’s credit ratings. The interest rate can be further adjusted upward or downward by a maximum of four basis points based on the sustainability metric targets, as defined in the agreement. The interest rate on the Credit Facility as of December 31, 2023 was 6.21% after a two-basis point reduction was achieved.  Pursuant to the terms of the Credit Facility, the Company continues to be subject to the same covenants under the Company’s prior unsecured revolving credit facility. For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 23, 2023, filed as Exhibit 10.20 in our Annual Report on Form 10-K for the year ended December 31, 2022. As of December 31, 2023, the Credit Facility had no outstanding balance and no appropriations for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of December 31, 2023
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	36%
Total Priority Indebtedness to GAV	<35%	1%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	5.4x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	4.7x

For a full description of the Credit Facility’s covenants, refer to the Amended and Restated Credit Agreement dated as of February 23, 2023, filed as Exhibit 10.20 in our Annual Report on Form 10-K for the year ended December 31, 2022. See the Index to Exhibits included in this Form 10-K for specific filing information.

Term Loans –

On January 2, 2024, Kimco OP entered into a new $200.0 million unsecured term loan credit facility pursuant to a credit agreement, among Kimco OP, TD Bank, N.A., as administrative agent, and the other parties thereto. This unsecured term loan credit facility accrues interest at a spread (currently 0.850%) to the Adjusted Term SOFR Rate (as defined in the credit agreement) or, at Kimco OP’s option, a spread (currently 0.000%) to a base rate defined in the credit agreement, that, in each case, fluctuates in accordance with changes in Kimco’s senior debt ratings.

In addition, in connection with the RPT Merger, the Company assumed and amended $310.0 million of unsecured term loans, which were outstanding under RPT's Sixth Amended and Restated Credit Agreement. The term loans consisted of the following tranches: (i) $50.0 million maturing in 2026, (ii) $100.0 million maturing in 2027, (iii) $50.0 million maturing in 2027 and (iv) $110.0 million maturing in 2028. The Company entered into a Seventh Amended and Restated Credit Agreement, through which the current term loans were terminated and new term loans were issued to replace them. The new term loans retained the amounts and maturities of the current term loans, however, the rates (Adjusted Term SOFR plus 0.905%) and covenants were revised to match those within the Company's Credit Facility. The rates fluctuate in accordance with changes in Kimco’s senior debt ratings. The Company entered into swap rate agreements with various lenders swapping the interest rates to fixed rates ranging from 4.674% to 4.875%.

Mortgages Payable –

During 2023, the Company (i) assumed $37.2 million of individual non-recourse mortgage debt through the acquisition of two operating properties, which it subsequently repaid in March 2023, and (ii) repaid $12.3 million of mortgage debt that encumbered two operating properties and a consolidated joint venture operating property.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of December 31, 2023, the Company had over 485 unencumbered property interests in its portfolio.

Albertsons Companies, Inc. –

During 2023, the Company received a $194.1 million special dividend payment on its shares of ACI common stock and recognized this as Special dividend income on the Company’s Consolidated Statements of Income. As a result, the Company’s Board of Directors declared a $0.09 per common share special cash dividend to maintain distribution requirements as a REIT. This special dividend was paid on December 21, 2023, to shareholders of record on December 7, 2023.

In addition, during 2023, the Company sold 14.1 million shares of ACI common stock held by the Company, generating net proceeds of $282.3 million. For tax purposes, the Company recognized a long-term capital gain of $241.2 million. The Company retained the proceeds from this stock sale for general corporate purposes and incurred federal and state taxes of $60.9 million on the taxable gain. As of December 31, 2023, the Company held 14.2 million shares of ACI common stock.

In February 2024, the Company sold its remaining 14.2 million shares of ACI common stock, generating net proceeds of $299.1 million. For tax purposes, the Company will recognize a long-term capital gain of $288.7 million during the three months ended March 31, 2024. The Company anticipates retaining the proceeds from this stock sale for general corporate purposes and will incur estimated corporate taxes of $72.9 million on the taxable gain.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as it monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio which reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid were $657.5 million, $544.7 million and $382.1 million in 2023, 2022 and 2021, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On October 23, 2023, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L and M) which were paid on January 16, 2024, to shareholders of record on January 2, 2024. Also, the Company’s Board of Directors declared a “stub period” cash dividend with respect to the Company’s newly issued Class N Preferred Stock, payable on January 16, 2024 to shareholders of record on January 5, 2024.

In addition, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per common share, which was paid on December 21, 2023, to shareholders of record on December 7, 2023. Also, as discussed above, on November 12, 2023, the Company’s Board of Directors declared a special cash dividend $0.09 per common share, which was paid on December 21, 2023, to shareholders of record on December 7, 2023.

On January 30, 2024, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L, M and N), which are scheduled to be paid on April 15, 2024, to shareholders of record on April 1, 2024. Additionally, on January 30, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per common share payable on March 21, 2024 to shareholders of record on March 7, 2024.

Contractual Obligations and Other Commitments

Contractual Obligations

The Company has debt obligations relating to its Credit Facility (no outstanding balance as of December 31, 2023), unsecured senior notes and mortgages with maturities ranging from less than one month to 26 years. As of December 31, 2023, the Company’s consolidated total debt had a weighted average term to maturity of 8.7 years. In addition, the Company has non-cancelable leases pertaining to its shopping center portfolio. As of December 31, 2023, the Company had 38 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land or a portion of the underlying land to the Company to construct and/or operate a shopping center. Amounts due in 2024 in connection with these leases aggregate $11.8 million. The following table summarizes the Company’s consolidated debt maturities (excluding extension options, unamortized debt issuance costs of $66.2 million and fair market value of debt adjustments aggregating $24.4 million) and obligations under non-cancelable operating leases as of December 31, 2023:

	Payments due by period (in millions)
	2024	2025	2026	2027	2028	Thereafter	Total
Long-Term Debt:
Principal (1)	$667.5	$813.5	$780.4	$472.7	$523.4	$4,401.2	$7,658.7
Interest (2)	$261.8	$236.1	$223.0	$193.4	$178.2	$1,572.6	$2,665.1

Non-cancelable Leases:
Operating leases (3)	$11.8	$11.3	$10.6	$10.3	$10.4	$178.4	$232.8
Financing leases	$25.9	$-	$-	$-	$-	$-	$25.9

(1)	Maturities utilized do not reflect extension options, which range from two to five years.
(2)	For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2023.
(3)	For leases which have inflationary increases, future ground and office rent expense was calculated using the rent based upon initial lease payment.

As of December 31, 2023, the Company had $646.8 million of consolidated unsecured debt (of which $246.2 million was subsequently repaid) and $12.2 million of consolidated secured debt scheduled to mature in 2024. The Company anticipates satisfying the remaining future maturities with available cash, operating cash flows and/or debt financing.

Commitments

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2023, these letters of credit aggregated $39.2 million.

The Company has investments with funding commitments of $64.7 million, of which $51.8 million has been funded as of December 31, 2023.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2023, the Company had $18.4 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on Series A bonds issued by the Sheridan Redevelopment Agency which are tax increment revenue bonds issued in connection with a property owned by the Company in Sheridan, Colorado. These tax increment revenue bonds have a balance of $41.0 million outstanding at December 31, 2023. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures. These joint ventures primarily operate shopping centers or mixed-use properties. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, has obtained unsecured financing for certain joint ventures. As of December 31, 2023, the Company did not guarantee any joint venture unsecured debt. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (see Footnote 6 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2023, aggregated $1.2 billion. As of December 31, 2023, these loans had scheduled maturities ranging from three months to 7.5 years and bore interest at rates ranging from 2.95% to SOFR plus 210 basis points (7.41% as of December 31, 2023). Approximately $112.9 million of the aggregate outstanding loan balance matures in 2024. These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales of properties within the respective entities, and partner capital contributions, as deemed appropriate (see Footnote 6 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program, which is included in Other investments on the Company’s Consolidated Balance Sheets. In addition, the Company has invested capital in structured investments, which are primarily accounted for on the equity method of accounting. As of December 31, 2023, the Company’s other investments were $144.1 million, of which the Company’s net investment under the Preferred Equity program was $104.1 million. As of December 31, 2023, these preferred equity investment properties had non-recourse mortgage loans aggregating $231.2 million. These loans have scheduled maturities of less than one year and bear interest at rates ranging from 4.19% to SOFR plus 265 basis points (8.14% as of December 31, 2023). These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing, proceeds from sales of properties within the respective entities, and partner capital contributions, as deemed appropriate. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

Effects of Inflation

Many of the Company’s long-term leases contain provisions designed to help mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants’ gross sales above pre-determined thresholds, which generally increase as prices rise, and/or as a result of escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices.  In addition, many of the Company’s leases are for terms of less than 10 years, which permits the Company to seek to increase rents to market rates upon renewal. To assist in partially mitigating the Company’s exposure to increases in costs and operating expenses, including common area maintenance costs, real estate taxes and insurance, resulting from inflation, the Company’s leases include provisions that either (i) require the tenant to pay an allocable share of these operating expenses or (ii) contain fixed contractual amounts, which include escalation clauses, to reimburse these operating expenses.

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

	Three Months Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Net income/(loss) available to the Company’s common shareholders	$133,360	$(56,086)	$629,252	$100,758
Gain on sale of properties	(22,600)	(4,221)	(74,976)	(15,179)
Gain on sale of joint venture properties	-	(643)	(9,020)	(38,825)
Depreciation and amortization - real estate related	123,053	123,663	502,347	501,274
Depreciation and amortization - real estate joint ventures	16,082	16,158	64,472	66,326
Impairment charges (including real estate joint ventures)	1,020	1,585	15,060	27,254
Profit participation from other investments, net	366	(4,584)	(1,916)	(15,593)
Special dividend income	-	-	(194,116)	-
(Gain)/loss on marketable securities/derivative, net	(11,354)	100,314	(21,996)	315,508
(Benefit)/provision for income taxes (1)	(112)	58,608	61,351	58,373
Noncontrolling interests (1)	(372)	63	(440)	(23,540)
FFO available to the Company’s common shareholders (3) (4)	$239,443	$234,857	$970,018	$976,356
Weighted average shares outstanding for FFO calculations:
Basic	617,122	615,856	616,947	615,528
Units	2,389	2,559	2,380	2,492
Dilutive effect of equity awards	845	2,114	1,132	2,283
Diluted (2)	620,356	620,529	620,459	620,303

FFO per common share – basic	$0.39	$0.38	$1.57	$1.59
FFO per common share – diluted (2)	$0.39	$0.38	$1.57	$1.58

(1)	Related to gains, impairment, depreciation on properties, and gains/(losses) on sales of marketable securities, where applicable.
(2)

Reflects the potential impact if certain units were converted to common stock at the beginning of the period, which would have a dilutive effect on FFO available to the Company’s common shareholders. FFO available to the Company’s common shareholders would be increased by $763 and $584 for the three months ended December 31, 2023 and 2022, respectively, and $2,395 and $2,041 for the years ended December 31, 2023 and 2022, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

(3)	Includes Early extinguishment of debt charges of $7.7 million recognized during the year ended December 31, 2022.
(4)

Includes merger-related charges of $1.0 million and $4.8 million for the three months and year ended December 31, 2023, respectively. In addition, includes income related to the liquidation of the pension plan of $5.0 million, net for the year ended December 31, 2023.

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

The following is a reconciliation of Net income/(loss) available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Net income/(loss) available to the Company’s common shareholders	$133,360	$(56,086)	$629,252	$100,758
Adjustments:
Management and other fee income	(3,708)	(3,955)	(16,343)	(16,836)
General and administrative	35,627	31,928	136,807	119,534
Impairment charges	-	200	14,043	21,958
Merger charges	1,016	-	4,766	-
Depreciation and amortization	124,282	124,676	507,265	505,000
Gain on sale of properties	(22,600)	(4,221)	(74,976)	(15,179)
Special dividend income	-	-	(194,116)	-
Interest expense and other income, net	46,917	50,969	210,241	205,652
(Gain)/loss on marketable securities, net	(3,620)	100,314	(21,262)	315,508
(Benefit)/provision for income taxes, net	(175)	57,750	60,952	56,654
Equity in income of other investments, net	(1,968)	(1,912)	(10,709)	(17,403)
Net income/(loss) attributable to noncontrolling interests	2,468	2,710	11,676	(11,442)
Preferred dividends	6,285	6,307	25,021	25,218
Non same property net operating income	(12,967)	(13,293)	(62,357)	(68,548)
Non-operational expense from joint ventures, net	24,713	23,934	86,625	55,514
Same property NOI	$329,630	$319,321	$1,306,885	$1,276,388

Same property NOI increased by $10.3 million, or 3.2%, for the three months ended December 31, 2023, as compared to the corresponding period in 2022. This increase is primarily the result of (i) an increase of $12.2 million, primarily related to an increase in rental revenue driven by strong leasing activity, partially offset by (ii) a change in credit loss from tenants of $1.9 million.

Same property NOI increased by $30.5 million, or 2.4%, for the year ended December 31, 2023, as compared to the corresponding period in 2022. This increase is primarily the result of (i) an increase of $47.9 million primarily related to an increase in rental revenue driven by strong leasing activity, partially offset by (ii) a change in credit loss from tenants of $17.4 million.

New Accounting Pronouncements

See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. The following table presents the carrying value of the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of December 31, 2023, with corresponding weighted-average interest rates sorted by maturity date. In addition, the following table presents the fair value of the Company’s debt obligations outstanding, excluding unamortized deferred financing costs. The table does not include extension options where available (amounts in millions).

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$12.2	$51.1	$-	$33.7	$138.2	$101.1	$336.3	$312.6
Average Interest Rate	4.48%	3.50%	-	4.01%	4.51%	3.82%	4.09%

Variable Rate	$-	$17.6	$-	$-	$-	$-	$17.6	$17.4
Average Interest Rate	-	6.64%	-	-	-	-	6.64%

Unsecured Debt
Fixed Rate	$646.8	$747.9	$782.0	$436.1	$407.3	$4,242.8	$7,262.9	$6,671.5
Average Interest Rate	3.37%	3.48%	3.06%	4.03%	2.01%	3.95%	3.66%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.2 million for the year ended December 31, 2023, if short-term interest rates were 1.0% higher.

Item 8.  Financial Statements and Supplementary Data

The response to this Item 8 is included in our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are contained in Part IV, Item 15 of this Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Kimco Realty Corporation

Evaluation of Disclosure Controls and Procedures

The Parent Company’s management, with the participation of the Parent Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Parent Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Parent Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Parent Company’s disclosure controls and procedures are effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Parent Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Parent Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Parent Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Parent Company’s management, including Parent Company’s Chief Executive Officer and Chief Financial Officer, Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control - Integrated Framework (2013), Parent Company’s management concluded that Parent Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of Parent Company's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Kimco Realty OP, LLC

Evaluation of Disclosure Controls and Procedures

Kimco OP’s management, with the participation of Kimco OP’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Kimco OP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) as of the end of the period covered by this report. Based on such evaluation, Kimco OP’s Chief Executive Officer and Chief Financial Officer have concluded that Kimco OP’s disclosure controls and procedures are effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Kimco OP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, Kimco OP’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Kimco OP’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Kimco OP’s management, including Kimco OP’s Chief Executive Officer and Chief Financial Officer, Kimco OP conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control - Integrated Framework (2013), Kimco OP’s management concluded that Kimco OP’s internal control over financial reporting was effective as of December 31, 2023.

Item 9B.  Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On February 21, 2024, the Company filed with the State Department of Assessments and Taxation of the State of Maryland a Certificate of Correction, as set forth in Exhibit 3.7 to this Annual Report on Form 10-K, making two typographical corrections in the Articles Supplementary to the charter of Kimco Realty Corporation that classified the 7.25% Class N preferred stock of the Company.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Governance at Kimco,” “Executive Officers,” “Other Matters” and if required, “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 7, 2024 (“Proxy Statement”).

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

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to “Compensation Discussion and Analysis,” “Executive Compensation Committee Report,” “Executive Compensation Tables,” “Governance at Kimco” and “Other Matters” in our Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to “Beneficial Ownership” and “Executive Compensation Tables” in our Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to “Certain Relationships and Related Transactions” and “Governance at Kimco” in our Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to “Proposal 4: Ratification of Independent Accountants” in our Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Schedule II -	Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021	109
Schedule III -	Real Estate and Accumulated Depreciation as of December 31, 2023	110
Schedule IV -	Mortgage Loans on Real Estate as of December 31, 2023	112

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K.	48

Item 16.  Form 10-K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
2.1	Agreement and Plan of Merger, dated as of April 15, 2021, by and between Kimco Realty Corporation and Weingarten Realty Investors.	8-K	1-10899	04/15/21	2.1
2.2	Agreement and Plan of Merger, dated December 15, 2022, by and among Kimco, New Kimco and Merger Sub.	8-K	1-10899	12/15/22	2.1
2.3	Agreement and Plan of Merger, dated as of August 28, 2023, by and among Kimco Realty Corporation, Kimco Realty OP, LLC, Tarpon Acquisition Sub, LLC, Tarpon OP Acquisition Sub, LLC, RPT Realty, and RPT Realty, L.P.	8-K	1-10899	08/28/23	2.1
3.1	Articles of Merger	8-K12B	1-10899	01/03/23	3.3
3.2	Articles of Amendment and Restatement of Kimco Realty Corporation	8-K12B	1-10899	01/03/23	3.1
3.3	Articles Supplementary of Kimco Realty Corporation with respect to Kimco Class N Preferred Stock	8-K	1-10899	01/02/24	3.2
3.4	Certificate of Correction to Articles Supplementary of Kimco Realty Corporation with respect to Kimco Class N Preferred Stock	—	—	—	—	*
3.5	Amended and Restated Bylaws of Kimco Realty Corporation	10-Q	1-10899	07/28/23	3.1
3.6	Certificate of Formation of Kimco Realty OP, LLC	8-K12B	1-10899	01/03/23	3.4
3.7	Amended and Restated Limited Liability Company Agreement of Kimco Realty OP, LLC, dated as of January 2, 2024	8-K	1-10899	01/02/24	3.1
4.1	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.2	First Supplemental Indenture, dated August 4, 1994, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	10-K	1-10899	03/28/96	4.6
4.3	Second Supplemental Indenture, dated April 7, 1995, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	8-K	1-10899	04/07/95	4(a)
4.4	Third Supplemental Indenture, dated June 2, 2006, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	06/05/06	4.1
4.5	Fourth Supplemental Indenture, dated April 26, 2007, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	04/26/07	1.3
4.6	Fourth Supplemental Indenture, dated as of January 3, 2023, between Kimco Realty OP, LLC, as issuer, Kimco Realty Corporation, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K12B	1-10899	01/03/23	4.2
4.7	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	09/24/09	4.1
4.8	Sixth Supplemental Indenture, dated May 23, 2013, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	05/23/13	4.1
4.9	Seventh Supplemental Indenture, dated April 24, 2014, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	04/24/14	4.1
4.10	Eighth Supplemental Indenture, dated as of January 3, 2023, between Kimco Realty OP, LLC, as issuer, Kimco Realty Corporation, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K12B	1-10899	01/03/23	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
4.11	Form of Indenture for Senior Debt Securities, among Kimco Realty Corporation, an issuer, Kimco Realty OP, LLC, as guarantor, and The Bank of New York Mellon, as Trustee	S-3ASR	333-269102	01/03/23	4(j)
4.12	Description of Securities	—	—	—	—	*
4.13

Form of Indenture for Senior Debt Securities dated as of May 1, 1995 between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association).

		S-3	33-57659	02/10/95	4(a)
4.14	First Supplemental Indenture, dated August 2, 2006, between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association).	8-K	1-09876	08/02/06	4.1
4.15	Second Supplemental Indenture, dated October 9, 2012, between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association).	8-K	1-09876	10/09/12	4.1
4.16	Third Supplemental Indenture, dated August 3, 2021, between Kimco Realty Corporation, Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association).	10-K	1-10899	02/24/23	4.16
4.17	Fourth Supplemental Indenture, dated January 3, 2023, between Kimco Realty Corporation (successor in interest to Weingarten Realty Investors) and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association).	8-K12B	1-10899	01/03/23	4.2
4.18	Form of Deposit Agreement, dated as of January 2, 2024, between Kimco Realty Corporation and Equiniti Trust Company, LLC, and the holders from time to time of the Depositary Receipts described therein, dated as of January 2, 2024	8-K	1-10899	01/03/24	4.1
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3
10.2	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.3	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.4	Restated Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/27/17	10.6
10.5	Amendment No. 1 to the Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/23/18	10.7
10.6	Amendment No. 2 to the Kimco Realty Corporation 2010 Equity Participation Plan	8-K12B	1-10899	01/03/23	10.7
10.7	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.8	First Amendment to the Kimco Realty Corporation Executive Severance Plan, dated March 20, 2012	10-Q	1-10899	05/10/12	10.3
10.9	Amended and Restated Credit Agreement, dated as of February 27, 2020, among Kimco Realty Corporation, the subsidiaries of Kimco from time to time parties thereto, the several banks, financial institutions and other entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders thereunder	8-K	1-10899	03/02/20	10.1
10.10	Kimco Realty Corporation 2020 Equity Participation Plan	DEF 14A	1-10899	03/18/20	Annex B
10.11	Kimco Realty Corporation Amended and Restated 2020 Equity Participation Plan	8-K12B	1-10899	01/03/23	10.8

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
10.12	Kimco Realty Corporation Second Amended and Restated 2020 Equity Participation Plan					*
10.13	Form of LTIP Unit Award Agreement (Time-Based)					*
10.14	Form of LTIP Unit Award Agreement (Performance-Based)					*
10.15	Credit Agreement, dated April 1, 2020, among Kimco Realty Corporation and each of the parties named therein	10-Q	1-10899	08/07/20	10.1
10.16	Amendment No.1 to Credit Agreement, dated April 20, 2020, among Kimco Realty Corporation and each of the parties named therein.	10-Q	1-10899	08/07/20	10.2
10.17	Amendment No.2 to Credit Agreement, dated April 24, 2020, among Kimco Realty Corporation and each of the parties named therein.	10-Q	1-10899	08/07/20	10.3
10.18	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of January 3, 2023, by and among Kimco Realty OP, LLC, Kimco Realty Corporation, and JPMorgan Chase Bank, N.A., as administrative agent	8-K12B	1-10899	01/03/23	10.1
10.19	Form of Kimco Realty Corporation 2020 Equity Participation Plan Performance Share Award Grant Notice and Performance Share Award Agreement.	10-Q	1-10899	08/07/20	10.4
10.20	Form of Kimco Realty Corporation 2020 Equity Participation Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.	10-Q	1-10899	08/07/20	10.5
10.21	Parent Guarantee, dated as of January 1, 2023, by Kimco Realty Corporation	8-K12B	1-10899	01/03/23	10.2
10.22	Form of Indemnification Agreement	10-K	1-10899	02/24/23	10.19
10.23	Amended and Restated Credit Agreement, dated as of February 23, 2023, among Kimco Realty OP, LLC and each of the parties named therein.	10-K	1-10899	02/24/23	10.20
10.24	Seventh Amended and Restated Credit Agreement, dated as of January 2, 2024 among Kimco Realty OP, LLC (as successor by assumption to RPT Realty, L.P.), the several banks, financial institutions and other entities from time to time parties thereto, BMO Bank, N.A., as syndication agent, Truist Bank and Regions Bank, as documentation agents, J.P. Morgan Securities LLC, as sustainability structuring agent, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	01/03/24	10.1
10.25	Parent Guarantee, dated as of January 2, 2024, made by Kimco Realty Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	01/03/24	10.2
10.26	Term Loan Agreement, dated as of January 2, 2024 among Kimco Realty O.P., LLC, the several banks, financial institutions and other entities from time to time parties thereto, and TD Bank, N.A., as administrative agent	8-K	1-10899	01/03/24	10.3
10.27	Parent Guarantee, dated as of January 2, 2024, made by Kimco Realty Corporation in favor of TD Bank, N.A., as administrative agent	8-K	1-10899	01/03/24	10.4
21.1	Significant Subsidiaries of Kimco Realty Corporation and Kimco Realty OP, LLC	—	—	—	—	*
23.1	Consent of PricewaterhouseCoopers LLP - Kimco Realty Corporation	—	—	—	—	*
23.2	Consent of PricewaterhouseCoopers LLP - Kimco Realty OP, LLC	—	—	—	—	*
31.1	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.2	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.3	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.4	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
32.1	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
32.2	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
32.3	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
32.4	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
97.1	Kimco Realty Corporation Policy for Recovery of Erroneously Awarded Compensation	—	—	—	—	*
99.1	Property Chart	—	—	—	—	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	*
101.SCH	Inline XBRL Taxonomy Extension Schema	—	—	—	—	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	—	—	—	—	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—	*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By:	/s/ Conor C. Flynn
Conor C. Flynn
Chief Executive Officer

Dated:  February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 23, 2024
Milton Cooper

/s/ Conor C. Flynn	Chief Executive Officer and Director	February 23, 2024
Conor C. Flynn

/s/ Frank Lourenso	Director	February 23, 2024
Frank Lourenso

/s/ Richard Saltzman	Director	February 23, 2024
Richard Saltzman

/s/ Philip Coviello	Director	February 23, 2024
Philip Coviello

/s/ Mary Hogan Preusse	Director	February 23, 2024
Mary Hogan Preusse

/s/ Valerie Richardson	Director	February 23, 2024
Valerie Richardson

/s/ Henry Moniz	Director	February 23, 2024
Henry Moniz

/s/ Glenn G. Cohen	Executive Vice President -	February 23, 2024
Glenn G. Cohen	Chief Financial Officer

/s/ Paul Westbrook	Vice President -	February 23, 2024
Paul Westbrook	Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY OP, LLC
BY: KIMCO REALTY CORPORATION, managing member

By:	/s/ Conor C. Flynn
Conor C. Flynn
Chief Executive Officer

Dated:  February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Kimco Realty Corporation, the managing member of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 23, 2024
Milton Cooper

/s/ Conor C. Flynn	Chief Executive Officer and Director	February 23, 2024
Conor C. Flynn

/s/ Frank Lourenso	Director	February 23, 2024
Frank Lourenso

/s/ Richard Saltzman	Director	February 23, 2024
Richard Saltzman

/s/ Philip Coviello	Director	February 23, 2024
Philip Coviello

/s/ Mary Hogan Preusse	Director	February 23, 2024
Mary Hogan Preusse

/s/ Valerie Richardson	Director	February 23, 2024
Valerie Richardson

/s/ Henry Moniz	Director	February 23, 2024
Henry Moniz

/s/ Glenn G. Cohen	Executive Vice President -	February 23, 2024
Glenn G. Cohen	Chief Financial Officer

/s/ Paul Westbrook	Vice President -	February 23, 2024
Paul Westbrook	Chief Accounting Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kimco Realty Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Kimco Realty Corporation and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Analysis of Real Estate Properties for Indicators of Impairment

As described in Notes 1 and 5 to the consolidated financial statements, the net carrying value of the Company’s real estate, net was $15.1 billion. On a continuous basis, management assesses whether there are indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the value of the Company’s real estate properties may be impaired. An impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time, the property is written-down to its estimated fair value.

The principal considerations for our determination that performing procedures relating to the analysis of real estate properties for indicators of impairment of property carrying values is a critical audit matter are (i) the significant judgment by management to identify indicators of impairment and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s identification of impairment indicators related to property operating performance, changes in anticipated holding period, and general market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s analysis of real estate properties for indicators of impairment. These procedures also included, among others (i) testing management’s process for identifying real estate properties for indicators of impairment, (ii) testing the completeness and accuracy of the underlying data used in the analysis, and (iii) evaluating the reasonableness of management’s identification of impairment indicators related to property operating performance, changes in anticipated holding period, and general market conditions. Evaluating the reasonableness of management’s identification of impairment indicators involved considering whether the indicators were consistent with evidence obtained in other areas of the audit, as well as (i) evaluating property operating performance (ii) evaluating anticipated changes in holding period, which consists of management’s intent with respect to holding or disposing of properties, and (iii) assessing management’s considerations of general market conditions and evaluating the consistency with external market and industry data.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 23, 2024

We have served as the Company’s auditor since at least 1991.We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm

To the Member of Kimco Realty OP, LLC

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Kimco Realty OP, LLC and its subsidiaries (“Kimco OP”) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Kimco OP as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of Kimco OP’s management. Our responsibility is to express an opinion on Kimco OP’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Kimco OP in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Kimco OP is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of Kimco OP's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Analysis of Real Estate Properties for Indicators of Impairment

As described in Notes 1 and 5 to the consolidated financial statements, the net carrying value of Kimco OP’s real estate, net was $15.1 billion. On a continuous basis, management assesses whether there are indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the value of Kimco OP’s real estate properties may be impaired. An impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time, the property is written-down to its estimated fair value.

The principal considerations for our determination that performing procedures relating to the analysis of real estate properties for indicators of impairment of property carrying values is a critical audit matter are (i) the significant judgment by management to identify indicators of impairment and  (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s identification of impairment indicators related to property operating performance, changes in anticipated holding period, and general market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s analysis of real estate properties for indicators of impairment. These procedures also included, among others (i) testing management’s process for identifying real estate properties for indicators of impairment, (ii) testing the completeness and accuracy of the underlying data used in the analysis, and (iii) evaluating the reasonableness of management’s identification of impairment indicators related to property operating performance, changes in anticipated holding period, and general market conditions. Evaluating the reasonableness of management’s identification of impairment indicators involved considering whether the indicators were consistent with evidence obtained in other areas of the audit, as well as (i) evaluating property operating performance (ii) evaluating anticipated changes in holding period, which consists of management’s intent with respect to holding or disposing of properties, and (iii) assessing management’s considerations of general market conditions and evaluating the consistency with external market and industry data.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 23, 2024

We have served as Kimco OP’s or its predecessor’s auditor since at least 1991. We have not been able to determine the specific year we began serving as auditor of the predecessor.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets:
Real estate:
Land	$4,177,797	$4,124,542
Building and improvements	14,759,997	14,332,700
Real estate	18,937,794	18,457,242
Less: accumulated depreciation and amortization	(3,842,869)	(3,417,414)
Total real estate, net	15,094,925	15,039,828

Investments in and advances to real estate joint ventures	1,087,804	1,091,551
Other investments	144,089	107,581
Cash and cash equivalents	783,757	149,829
Marketable securities	330,057	597,732
Accounts and notes receivable, net	307,617	304,226
Deferred charges and prepaid expenses	155,567	147,863
Operating lease right-of-use assets, net	128,258	133,733
Other assets	241,948	253,779
Total assets (1)	$18,274,022	$17,826,122

Liabilities:
Notes payable, net	$7,262,851	$6,780,969
Mortgages payable, net	353,945	376,917
Accounts payable and accrued expenses	216,237	207,815
Dividends payable	5,308	5,326
Operating lease liabilities	109,985	113,679
Other liabilities	599,961	601,574
Total liabilities (2)	8,548,287	8,086,280
Redeemable noncontrolling interests	72,277	92,933

Commitments and contingencies (Footnote 21)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; issued and outstanding (in series) 19,367 and 19,435 shares, respectively; aggregate liquidation preference $484,179 and $485,868, respectively	19	19
Common stock, $.01 par value, authorized 750,000,000 shares; issued and outstanding 619,871,237 and 618,483,565 shares, respectively	6,199	6,185
Paid-in capital	9,638,494	9,618,271
Cumulative distributions in excess of net income	(122,576)	(119,548)
Accumulated other comprehensive income	3,329	10,581

Total stockholders' equity	9,525,465	9,515,508
Noncontrolling interests	127,993	131,401
Total equity	9,653,458	9,646,909
Total liabilities and equity	$18,274,022	$17,826,122

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at December 31, 2023 and 2022 of $388,626 and $436,605, respectively. See Footnote 16 of the Notes to Consolidated Financial Statements.

(2)	Includes non-recourse liabilities of consolidated VIEs at December 31, 2023 and 2022 of $180,855 and $199,132, respectively. See Footnote 16 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Revenues from rental properties, net	$1,767,057	$1,710,848	$1,349,702
Management and other fee income	16,343	16,836	14,883
Total revenues	1,783,400	1,727,684	1,364,585

Operating expenses
Rent	(15,997)	(15,811)	(13,773)
Real estate taxes	(231,578)	(224,729)	(181,256)
Operating and maintenance	(309,143)	(290,367)	(222,882)
General and administrative	(136,807)	(119,534)	(104,121)
Impairment charges	(14,043)	(21,958)	(3,597)
Merger charges	(4,766)	-	(50,191)
Depreciation and amortization	(507,265)	(505,000)	(395,320)
Total operating expenses	(1,219,599)	(1,177,399)	(971,140)

Gain on sale of properties	74,976	15,179	30,841

Operating income	638,777	565,464	424,286

Other income/(expense)
Special dividend income	194,116	-	-
Other income, net	39,960	28,829	19,810
Gain/(loss) on marketable securities, net	21,262	(315,508)	505,163
Interest expense	(250,201)	(226,823)	(204,133)
Early extinguishment of debt charges	-	(7,658)	-
Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	643,914	44,304	745,126

Provision for income taxes, net	(60,952)	(56,654)	(3,380)
Equity in income of joint ventures, net	72,278	109,481	84,778
Equity in income of other investments, net	10,709	17,403	23,172

Net income	665,949	114,534	849,696

Net (income)/loss attributable to noncontrolling interests	(11,676)	11,442	(5,637)

Net income attributable to the Company	654,273	125,976	844,059

Preferred dividends	(25,021)	(25,218)	(25,416)

Net income available to the Company's common shareholders	$629,252	$100,758	$818,643

Per common share:
Net income available to the Company's common shareholders:
-Basic	$1.02	$0.16	$1.61
-Diluted	$1.02	$0.16	$1.60

Weighted average shares:
-Basic	616,947	615,528	506,248
-Diluted	618,199	617,858	511,385

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$665,949	$114,534	$849,696
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	(10,581)	8,365	2,216
Change in unrealized gains related to equity method investments	3,329	-	-
Other comprehensive income	(7,252)	8,365	2,216

Comprehensive income	658,697	122,899	851,912

Comprehensive (income)/loss attributable to noncontrolling interests	(11,676)	11,442	(5,637)

Comprehensive income attributable to the Company	$647,021	$134,341	$846,275

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

						(Cumulative	Accumulated
						Distributions in	Other	Total
	Preferred Stock		Common Stock		Paid-in	Excess of Net Income)/	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Retained Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2021	20	$20	432,519	$4,325	$5,766,511	$(162,812)	$-	$5,608,044	$62,210	$5,670,254
Comprehensive income:								-
Net income	-	-	-	-	-	844,059	-	844,059	5,637	849,696
Other comprehensive income:								-		-
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	2,216	2,216	-	2,216
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(751)	(751)
Dividends declared to preferred shares						(25,420)		(25,420)		(25,420)
Dividends declared to common shares	-	-	-	-	-	(356,712)	-	(356,712)	-	(356,712)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(28,707)	(28,707)
Issuance of common stock, net of issuance costs	-	-	4,958	50	76,879	-	-	76,929	-	76,929
Issuance of common stock for Weingarten Realty Investors merger	-	-	179,920	1,799	3,736,936	-	-	3,738,735	-	3,738,735
Surrender of common stock for taxes	-	-	(1,127)	(11)	(20,898)	-	-	(20,909)	-	(20,909)
Exercise of common stock options	-	-	316	3	6,057	-	-	6,060	-	6,060
Amortization of equity awards	-	-	-	-	22,543	-	-	22,543	-	22,543
Noncontrolling interests assumed from the Weingarten Realty Investors merger	-	-	-	-	-	-	-	-	177,039	177,039
Redemption/conversion of noncontrolling interests	-	-	73	1	1,539	-	-	1,540	(4,635)	(3,095)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	2,304	-	-	2,304	-	2,304
Balance at December 31, 2021	20	20	616,659	6,167	9,591,871	299,115	2,216	9,899,389	210,793	10,110,182
								-
Contributions from noncontrolling interest	-	-	-	-	-	-	-	-	891	891
Net income/(loss)	-	-	-	-	-	125,976	-	125,976	(11,442)	114,534
Other comprehensive income:								-		-
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	8,365	8,365	-	8,365
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,770)	(1,770)
Dividends declared to preferred shares						(25,286)		(25,286)		(25,286)
Dividends declared to common shares	-	-	-	-	-	(519,417)	-	(519,417)	-	(519,417)
Repurchase of preferred stock	(1)	(1)	-	-	(3,505)	64	-	(3,442)	-	(3,442)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(65,232)	(65,232)
Issuance of common stock, net of issuance costs	-	-	2,162	22	11,259	-	-	11,281	-	11,281
Surrender of restricted common stock	-	-	(616)	(6)	(13,784)	-	-	(13,790)	-	(13,790)
Exercise of common stock options	-	-	206	1	4,231	-	-	4,232	-	4,232
Amortization of equity awards	-	-	-	-	26,602	-	-	26,602	-	26,602
Redemption/conversion of noncontrolling interests	-	-	73	1	1,597	-	-	1,598	(1,839)	(241)
Balance at December 31, 2022	19	19	618,484	6,185	9,618,271	(119,548)	10,581	9,515,508	131,401	9,646,909
								-
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	13	13
Net income	-	-	-	-	-	654,273	-	654,273	11,676	665,949
Other comprehensive income:								-		-
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	(10,581)	(10,581)	-	(10,581)
Change in unrealized gains related to equity method investments	-	-	-	-	-	-	3,329	3,329	-	3,329
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(5,820)	(5,820)
Dividends declared to preferred shares	-	-	-	-	-	(25,021)	-	(25,021)	-	(25,021)
Dividends declared to common shares	-	-	-	-	-	(632,280)	-	(632,280)	-	(632,280)
Repurchase of preferred stock	-	-	-	-	(1,631)	-	-	(1,631)	-	(1,631)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(5,614)	(5,614)
Issuance of common stock	-	-	1,988	20	(20)	-	-	-	-	-
Surrender of restricted common stock	-	-	(774)	(8)	(16,319)	-	-	(16,327)	-	(16,327)
Exercise of common stock options	-	-	173	2	3,725	-	-	3,727	-	3,727
Amortization of equity awards	-	-	-	-	33,088	-	-	33,088	-	33,088
Redemption/conversion of noncontrolling interests	-	-	-	-	(112)	-	-	(112)	(3,663)	(3,775)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	1,492	-	-	1,492	-	1,492
Balance at December 31, 2023	19	$19	619,871	$6,199	$9,638,494	$(122,576)	$3,329	$9,525,465	$127,993	$9,653,458

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities:
Net income	$665,949	$114,534	$849,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507,265	505,000	395,320
Impairment charges	14,043	21,958	3,597
Straight-line rental income adjustments, net	(22,517)	(33,794)	(22,627)
Amortization of above-market and below-market leases, net	(17,253)	(13,591)	(14,843)
Amortization of deferred financing costs and fair value debt adjustments, net	(9,196)	(28,631)	(9,445)
Early extinguishment of debt charges	-	7,658	-
Equity award expense	33,054	26,639	23,150
Gain on sale of properties	(74,976)	(15,179)	(30,841)
(Gain)/loss on marketable securities, net	(21,262)	315,508	(505,163)
(Gain)/loss on change in fair value of embedded derivative liability	(734)	-	-
Equity in income of joint ventures, net	(72,278)	(109,481)	(84,778)
Equity in income from other investments, net	(10,709)	(17,403)	(23,172)
Distributions from joint ventures and other investments	75,827	83,553	91,507
Change in accounts and notes receivable, net	18,453	(9,104)	4,548
Change in accounts payable and accrued expenses	5,826	37,655	(104,712)
Change in other operating assets and liabilities, net	(19,885)	(24,208)	46,638
Net cash flow provided by operating activities	1,071,607	861,114	618,875

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(277,308)	(300,772)	(355,953)
Improvements to operating real estate	(264,395)	(193,710)	(163,699)
Acquisition of Weingarten Realty Investors, net of cash acquired of $56,451	-	-	(263,973)
Investment in marketable securities	(3,614)	(4,003)	-
Proceeds from sale of marketable securities	292,552	302,504	377
Investment in cost method investments	(1,569)	(4,524)	-
Investments in and advances to real estate joint ventures	(24,494)	(87,301)	(12,571)
Reimbursements of investments in and advances to real estate joint ventures	13,738	37,571	47,862
Investments in and advances to other investments	(18,442)	(17,432)	(67,090)
Reimbursements of investments in and advances to other investments	282	30,855	64,068
Investment in mortgage and other financing receivables	(18,519)	(75,063)	(41,897)
Collection of mortgage and other financing receivables	133	60,306	13,776
Proceeds from sale of properties	160,064	184,294	302,841
Principal payments from securities held-to-maturity	4,589	4,058	-
Net cash flow used for investing activities	(136,983)	(63,217)	(476,259)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(49,460)	(157,928)	(229,288)
Principal payments on rental property debt	(11,308)	(9,808)	(10,622)
Proceeds from mortgage loan financings	-	19,000	-
Proceeds from issuance of unsecured notes	500,000	1,250,000	500,000
Repayments of unsecured notes	-	(1,449,060)	-
Financing origination costs	(12,481)	(20,326)	(8,197)
Payment of early extinguishment of debt charges	-	(6,955)	-
Contributions from noncontrolling interests	13	891	-
Redemption/distribution of noncontrolling interests	(58,417)	(67,453)	(34,610)
Dividends paid	(657,460)	(544,740)	(382,132)
Proceeds from issuance of stock, net	3,727	15,513	82,989
Repurchase of preferred stock	(1,491)	(3,441)	-
Shares repurchased for employee tax withholding on equity awards	(16,293)	(13,679)	(20,842)
Change in tenants' security deposits	2,474	5,255	1,561
Net cash flow used for financing activities	(300,696)	(982,731)	(101,141)

Net change in cash, cash equivalents and restricted cash	633,928	(184,834)	41,475
Cash, cash equivalents and restricted cash, beginning of year	149,829	334,663	293,188
Cash, cash equivalents and restricted cash, end of year	$783,757	$149,829	$334,663

Interest paid during the year including payment of early extinguishment of debt charges of $0, $6,955 and $0, respectively (net of capitalized interest of $2,313, $668 and $583, respectively)	$250,432	$257,979	$197,947
Income taxes paid during the year, net of refunds	$65,267	$11,869	$1,961

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIAIRIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	December 31, 2023	December 31, 2022
Assets:
Real estate:
Land	$4,177,797	$4,124,542
Building and improvements	14,759,997	14,332,700
Real estate	18,937,794	18,457,242
Less: accumulated depreciation and amortization	(3,842,869)	(3,417,414)
Total real estate, net	15,094,925	15,039,828

Investments in and advances to real estate joint ventures	1,087,804	1,091,551
Other investments	144,089	107,581
Cash and cash equivalents	783,757	149,829
Marketable securities	330,057	597,732
Accounts and notes receivable, net	307,617	304,226
Deferred charges and prepaid expenses	155,567	147,863
Operating lease right-of-use assets, net	128,258	133,733
Other assets	241,948	253,779
Total assets (1)	$18,274,022	$17,826,122

Liabilities:
Notes payable, net	$7,262,851	$6,780,969
Mortgages payable, net	353,945	376,917
Accounts payable and accrued expenses	216,237	207,815
Dividends payable	5,308	5,326
Operating lease liabilities	109,985	113,679
Other liabilities	599,961	601,574
Total liabilities (2)	8,548,287	8,086,280
Redeemable noncontrolling interests	72,277	92,933

Commitments and Contingencies (Footnote 21)

Members' capital:
Preferred units; Issued and outstanding 19,367 and 19,435 units, respectively	467,396	469,027
Common units; Issued and outstanding 619,871,237 and 618,483,565 units, respectively	9,054,740	9,035,900
Accumulated other comprehensive income	3,329	10,581
Total members' capital	9,525,465	9,515,508
Noncontrolling interests	127,993	131,401
Total capital	9,653,458	9,646,909
Total liabilities and capital	$18,274,022	$17,826,122

(1)

Includes restricted assets of consolidated variable interest entities (“VIEs”) at December 31, 2023 and 2022 of $388,626 and $436,605, respectively. See Footnote 16 of the Notes to Consolidated Financial Statements.

(2)	Includes non-recourse liabilities of consolidated VIEs at December 31, 2023 and 2022 of $180,855 and $199,132, respectively. See Footnote 16 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per unit data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Revenues from rental properties, net	$1,767,057	$1,710,848	$1,349,702
Management and other fee income	16,343	16,836	14,883
Total revenues	1,783,400	1,727,684	1,364,585

Operating expenses
Rent	(15,997)	(15,811)	(13,773)
Real estate taxes	(231,578)	(224,729)	(181,256)
Operating and maintenance	(309,143)	(290,367)	(222,882)
General and administrative	(136,807)	(119,534)	(104,121)
Impairment charges	(14,043)	(21,958)	(3,597)
Merger charges	(4,766)	-	(50,191)
Depreciation and amortization	(507,265)	(505,000)	(395,320)
Total operating expenses	(1,219,599)	(1,177,399)	(971,140)

Gain on sale of properties	74,976	15,179	30,841

Operating income	638,777	565,464	424,286

Other income/(expense)
Special dividend income	194,116	-	-
Other income, net	39,960	28,829	19,810
Gain/(loss) on marketable securities, net	21,262	(315,508)	505,163
Interest expense	(250,201)	(226,823)	(204,133)
Early extinguishment of debt charges	-	(7,658)	-
Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	643,914	44,304	745,126

Provision for income taxes, net	(60,952)	(56,654)	(3,380)
Equity in income of joint ventures, net	72,278	109,481	84,778
Equity in income of other investments, net	10,709	17,403	23,172

Net income	665,949	114,534	849,696

Net (income)/loss attributable to noncontrolling interests	(11,676)	11,442	(5,637)

Net income attributable to the Company	654,273	125,976	844,059

Preferred distributions, net	(25,021)	(25,218)	(25,416)

Net income available to the Company's common unitholders	$629,252	$100,758	$818,643

Per common unit:
Net income available to the Company's common unitholders:
-Basic	$1.02	$0.16	$1.61
-Diluted	$1.02	$0.16	$1.60

Weighted average units:
-Basic	616,947	615,528	506,248
-Diluted	618,199	617,858	511,385

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$665,949	$114,534	$849,696
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	(10,581)	8,365	2,216
Change in unrealized gains related to equity method investments	3,329	-	-
Other comprehensive income	(7,252)	8,365	2,216

Comprehensive income	658,697	122,899	851,912

Comprehensive (income)/loss attributable to noncontrolling interests	(11,676)	11,442	(5,637)

Comprehensive income attributable to the Company	$647,021	$134,341	$846,275

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

	Preferred Units		Common Units		Accumulated	Total	Noncontrolling
	Issued	Amount	Issued	Amount	Other	Members' Capital	Interests	Total Capital
Balance at January 1, 2021	20	$472,533	432,519	$5,135,511	$-	$5,608,044	$62,210	$5,670,254
Net income	-	25,420	-	818,639	-	844,059	5,637	849,696
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-	-	-	2,216	2,216	-	2,216
Redeemable noncontrolling interests income	-	-	-	-	-	-	(751)	(751)
Distributions declared to preferred unitholders	-	(25,420)	-	-	-	(25,420)	-	(25,420)
Distributions declared to common unitholders	-	-	-	(356,712)	-	(356,712)		(356,712)
Distributions to noncontrolling interests	-	-	-	-	-	-	(28,707)	(28,707)
Issuance of common units as a result of common stock issued by Parent Company	-	-	5,274	82,989	-	82,989	-	82,989
Issuance of common units for Weingarten Realty Investors merger	-	-	179,920	3,738,735	-	3,738,735	-	3,738,735
Surrender of common units for taxes	-	-	(1,127)	(20,909)	-	(20,909)	-	(20,909)
Amortization of equity awards	-	-	-	22,543	-	22,543	-	22,543
Noncontrolling interests assumed from the Weingarten Realty Investors merger	-	-	-	-	-	-	177,039	177,039
Redemption/conversion of noncontrolling interests	-	-	73	1,540	-	1,540	(4,635)	(3,095)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	2,304	-	2,304	-	2,304
Balance at January 1, 2022	20	472,533	616,659	9,424,640	2,216	9,899,389	210,793	10,110,182

Contributions from noncontrolling interest	-	-	-	-	-	-	891	891
Net income/(loss)	-	25,218	-	100,758	-	125,976	(11,442)	114,534
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-	-	-	8,365	8,365	-	8,365
Redeemable noncontrolling interests income	-	-	-	-	-	-	(1,770)	(1,770)
Distributions declared to preferred unitholders	-	(25,218)	-	-	-	(25,218)	-	(25,218)
Distributions declared to common unitholders	-	-	-	(519,421)	-	(519,421)	-	(519,421)
Repurchase of preferred units	(1)	(3,506)	-	-	-	(3,506)	-	(3,506)
Distributions to noncontrolling interests	-	-	-	-	-	-	(65,232)	(65,232)
Issuance of common units as a result of common stock issued by Parent Company	-	-	2,368	15,513	-	15,513	-	15,513
Surrender of common units	-	-	(616)	(13,790)	-	(13,790)	-	(13,790)
Amortization of equity awards	-	-	-	26,602	-	26,602	-	26,602
Redemption/conversion of noncontrolling interests	-	-	73	1,598	-	1,598	(1,839)	(241)
Balance at December 31, 2022	19	469,027	618,484	9,035,900	10,581	9,515,508	131,401	9,646,909

Contributions from noncontrolling interest	-	-	-	-	-	-	13	13
Net income	-	25,021	-	629,252	-	654,273	11,676	665,949
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-	-	-	(10,581)	(10,581)	-	(10,581)
Change in unrealized gains related to equity method investments	-	-	-	-	3,329	3,329	-	3,329
Redeemable noncontrolling interests income	-	-	-	-	-	-	(5,820)	(5,820)
Distributions declared to preferred unitholders	-	(25,021)	-	-	-	(25,021)	-	(25,021)
Distributions declared to common unitholders	-	-	-	(632,280)	-	(632,280)	-	(632,280)
Repurchase of preferred units	-	(1,631)	-	-	-	(1,631)	-	(1,631)
Distributions to noncontrolling interests	-	-	-	-	-	-	(5,614)	(5,614)
Issuance of common units as a result of common stock issued by Parent Company	-	-	2,161	3,727	-	3,727	-	3,727
Surrender of common units	-	-	(774)	(16,327)	-	(16,327)	-	(16,327)
Amortization of equity awards	-	-	-	33,088	-	33,088	-	33,088
Redemption/conversion of noncontrolling interests	-	-	-	(112)	-	(112)	(3,663)	(3,775)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	1,492	-	1,492	-	1,492
Balance at December 31, 2023	19	$467,396	619,871	$9,054,740	$3,329	$9,525,465	$127,993	$9,653,458

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities:
Net income	$665,949	$114,534	$849,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507,265	505,000	395,320
Impairment charges	14,043	21,958	3,597
Straight-line rental income adjustments, net	(22,517)	(33,794)	(22,627)
Amortization of above-market and below-market leases, net	(17,253)	(13,591)	(14,843)
Amortization of deferred financing costs and fair value debt adjustments, net	(9,196)	(28,631)	(9,445)
Early extinguishment of debt charges	-	7,658	-
Equity award expense	33,054	26,639	23,150
Gain on sale of properties	(74,976)	(15,179)	(30,841)
(Gain)/loss on marketable securities, net	(21,262)	315,508	(505,163)
(Gain)/loss on change in fair value of embedded derivative liability	(734)	-	-
Equity in income of joint ventures, net	(72,278)	(109,481)	(84,778)
Equity in income from other investments, net	(10,709)	(17,403)	(23,172)
Distributions from joint ventures and other investments	75,827	83,553	91,507
Change in accounts and notes receivable, net	18,453	(9,104)	4,548
Change in accounts payable and accrued expenses	5,826	37,655	(104,712)
Change in other operating assets and liabilities, net	(19,885)	(24,208)	46,638
Net cash flow provided by operating activities	1,071,607	861,114	618,875

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(277,308)	(300,772)	(355,953)
Improvements to operating real estate	(264,395)	(193,710)	(163,699)
Acquisition of Weingarten Realty Investors, net of cash acquired of $56,451	-	-	(263,973)
Investment in marketable securities	(3,614)	(4,003)	-
Proceeds from sale of marketable securities	292,552	302,504	377
Investment in cost method investments	(1,569)	(4,524)	-
Investments in and advances to real estate joint ventures	(24,494)	(87,301)	(12,571)
Reimbursements of investments in and advances to real estate joint ventures	13,738	37,571	47,862
Investments in and advances to other investments	(18,442)	(17,432)	(67,090)
Reimbursements of investments in and advances to other investments	282	30,855	64,068
Investment in mortgage and other financing receivables	(18,519)	(75,063)	(41,897)
Collection of mortgage and other financing receivables	133	60,306	13,776
Proceeds from sale of properties	160,064	184,294	302,841
Principal payments from securities held-to-maturity	4,589	4,058	-
Net cash flow used for investing activities	(136,983)	(63,217)	(476,259)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(49,460)	(157,928)	(229,288)
Principal payments on rental property debt	(11,308)	(9,808)	(10,622)
Proceeds from mortgage loan financings	-	19,000	-
Proceeds from issuance of unsecured notes	500,000	1,250,000	500,000
Repayments of unsecured notes	-	(1,449,060)	-
Financing origination costs	(12,481)	(20,326)	(8,197)
Payment of early extinguishment of debt charges	-	(6,955)	-
Contributions from noncontrolling interests	13	891	-
Redemption/distribution of noncontrolling interests	(58,417)	(67,453)	(34,610)
Distributions paid to common and preferred unitholders	(657,460)	(544,740)	(382,132)
Proceeds from issuance of units as a result of shares issued by Parent Company, net	3,727	15,513	82,989
Repurchase of preferred units	(1,491)	(3,441)	-
Units repurchased due to employee tax withholding on equity awards by the Parent Company	(16,293)	(13,679)	(20,842)
Change in tenants' security deposits	2,474	5,255	1,561
Net cash flow used for financing activities	(300,696)	(982,731)	(101,141)

Net change in cash, cash equivalents and restricted cash	633,928	(184,834)	41,475
Cash, cash equivalents and restricted cash, beginning of year	149,829	334,663	293,188
Cash, cash equivalents and restricted cash, end of year	$783,757	$149,829	$334,663

Interest paid during the year including payment of early extinguishment of debt charges of $0, $6,955 and $0, respectively (net of capitalized interest of $2,313, $668 and $583, respectively)	$250,432	$257,979	$197,947
Income taxes paid during the year, net of refunds	$65,267	$11,869	$1,961

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

1.   Summary of Significant Accounting Policies:

Business and Organization

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust (“REIT”), of which substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the managing member and exercises exclusive control over Kimco OP. As of December 31, 2023, the Parent Company owned 100% of the outstanding limited liability company interests (the "OP Units") in Kimco OP. The terms “Kimco”, “the Company” and “our”, each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT, such terms refer solely to Kimco Realty Corporation.

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

The Company elected status as a REIT for federal income tax purposes commencing with its taxable year which began January 1, 1992 and operates in a manner that enables the Company to maintain its status as a REIT. To qualify as a REIT, the Company must meet several organizational and operational requirements, and is required to annually distribute at least 90% of its net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income, including any net capital gains. In January 2023, the Company consummated the Reorganization into an UPREIT structure as described in the Explanatory Note at the beginning of this Annual Report on Form 10-K. If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company, generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined in the Code. The Company maintains certain subsidiaries that have made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), that permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state income taxes on its income, and the Company includes, when applicable, a provision for taxes in its consolidated financial statements. See Footnote 24 of the Notes to Consolidated Financial Statements for further discussion.

RPT Merger

On August 28, 2023, the Company and RPT Realty (“RPT”) announced that they had entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which the Company would acquire RPT through a series of mergers (collectively, the “RPT Merger”). On January 2, 2024, RPT merged with and into the Company, with the Company continuing as the surviving public company. The RPT Merger added 56 open-air shopping centers, 43 of which are wholly owned and 13 of which are owned through a joint venture, comprising 13.3 million square feet of gross leasable area (“GLA”), to the Company’s existing portfolio of 523 properties. In addition, as a result of the RPT Merger, the Company obtained RPT’s 6% stake in a 49-property net lease joint venture.

Under the terms of the Merger Agreement, each RPT common share was converted into 0.6049 of a newly issued share of the Company’s common stock, together with cash in lieu of fractional shares, and each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT was converted into the right to receive one depositary share representing one one-thousandth of a share of the Company's 7.25% Class N Cumulative Convertible Perpetual Preferred Stock, par value $1.00 per share ("Class N Preferred Stock"). During 2023, the Company incurred expenses of $4.8 million associated with the RPT Merger primarily comprised of legal and professional fees. See Footnote 28 of the Notes to Consolidated Financial Statements for further details on the RPT Merger.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Economic Conditions

The economy continues to face several issues including inflation risk, liquidity constraints, the lack of qualified employees, tenant bankruptcies and supply chain disruptions, which could impact the Company and its tenants. In response to the rising rate of inflation the Federal Reserve steadily increased interest rates and has kept them at elevated levels. The Federal Reserve may continue to increase interest rates or maintain these elevated levels, until the rate of inflation begins to decrease. These increased interest rates could adversely impact the business and financial results of the Company and its tenants. In addition, slower economic growth and the potential for a recession could have an adverse effect on the Company and its tenants. This could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties.

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

Basis of Presentation

This report combines the annual reports on Form 10-K for the annual period ended December 31, 2023, of the Parent Company and Kimco OP into this single report. The accompanying Consolidated Financial Statements include the accounts of the Parent Company and Kimco OP and their consolidated subsidiaries. The Reorganization resulted in a merger of entities under common control in accordance with GAAP. Accordingly, the accompanying consolidated financial statements including the notes thereto, are presented as if the Reorganization had occurred at the earliest period presented. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.

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

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its consolidated financial statements (see Footnotes 18 and 28 of the Notes to Consolidated Financial Statements).

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

The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business and therefore accounted for as a business combination or if the acquisition transaction should be accounted for as an asset acquisition. Under Business Combinations (Topic 805), an acquisition does not qualify as a business when (i) substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or (ii) the acquisition does not include a substantive process in the form of an acquired workforce or (iii) an acquired contract that cannot be replaced without significant cost, effort or delay. In accordance with ASC 805-10, Business Combinations, the Company accounted for the Weingarten Realty Investors Merger as business combinations using the acquisition method of accounting.  The Company also expects to account for the RPT Merger as business combinations using the acquisition method of accounting, however the Company’s evaluation is not yet complete as of this filing.  See Footnote 28 of the Notes to Consolidated Financial Statements for further details on the RPT Merger.

Transaction costs related to acquisitions that qualify as asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. The fair value of any tangible real estate assets acquired is determined by valuing the building as if it were vacant, and the fair value is then allocated to land, buildings, and improvements based on available information including replacement cost, appraisal or using net operating income capitalization rates, discounted cash flow analysis or similar fair value models. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates, land values per square foot and other market data. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. Tangible assets may include land, land improvements, buildings, building improvements and tenant improvements. Intangible assets may include the value of in-place leases, above and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company's policy is to classify real estate assets as held-for-sale if the (i) asset is under contract, (ii) the buyer’s deposit is non-refundable, (iii) due diligence has expired and (iv) management believes it is probable that the disposition will occur within one year. When a real estate asset is identified by management as held-for-sale, the Company ceases depreciation of the asset and estimates the fair value. If the fair value of the asset, less cost to sell, is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, and the asset is included within Other assets on the Company’s Consolidated Balance Sheets.

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

The Company’s joint ventures primarily consist of co-investments with institutional and other joint venture partners in open-air shopping center or mixed-use properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. On a select basis, certain of these joint ventures, have obtained unsecured financing. As of December 31, 2023, the Company did not guaranty any unsecured joint venture debt.

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

Restricted cash is deposits held or restricted for a specific use. The Company had restricted cash totaling $3.2 million and $2.9 million at December 31, 2023 and 2022, respectively, which is included in Cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

On a quarterly basis, the Company reviews credit quality indicators such as (i) payment status to identify performing versus non-performing loans, (ii) changes affecting the underlying real estate collateral and (iii) national and regional economic factors. The Company has determined that it has one portfolio segment, primarily represented by loans collateralized by real estate, whereby it determines, as needed, reserves for loan losses on an asset-specific basis. The Company utilizes its history of incurred losses as well as external data to perform its expected credit loss calculation using the probability of default (“PD”) and loss given default method (“LGD”). This approach calculates the expected credit loss by multiplying the PD (probability the asset will default within a given timeframe) by the LGD (percentage of the asset not expected to be collected due to default). The reserve for loan losses reflects management's estimate of loan losses as of the balance sheet date and any adjustments are included in Other income, net on the Company’s Consolidated Statements of Income. The reserve is increased through loan loss expense and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased.

Interest income on performing loans is accrued as earned. Accrued interest receivable is included in Accounts and notes receivable, net on the Company’s Consolidated Balance Sheets. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. Generally, loans 90 days or more past due are placed on non-accrual status unless there is sufficient collateral to assure collectability of principal and interest. Upon the designation of non-accrual status, all unpaid accrued interest is reserved and charged against current income. Interest income on non-performing loans is generally recognized on a cash basis. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

Tax Increment Revenue Bonds

Other assets include Series B tax increment revenue bonds issued by the Sheridan Redevelopment Agency in connection with the development of a project in Sheridan, Colorado, which mature on December 15, 2039. These Series B bonds have been classified as held to maturity and were recorded at estimated fair value. The fair value estimates of the Company’s held to maturity tax increment revenue bonds are based on discounted cash flow analysis, which are based on the expected future sales tax revenues of the project. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses observable market-based inputs, such as market discount rates and unobservable market-based inputs, such as future growth and inflation rates. Interest on these bonds is recorded at an effective interest rate while cash payments are received at the contractual interest rate.

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

Revenue, Trade Accounts Receivable and Gain Recognition

The Company determines the proper amount of revenue to be recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”), by performing the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of December 31, 2023 and 2022, the Company had no outstanding contract assets or contract liabilities.

The Company’s primary sources of revenues are derived from lease agreements which fall under the scope of ASU 2016-02, Leases (Topic 842), (“Topic 842”), which includes rental income and expense reimbursement income. The Company also has revenues which are accounted for under Topic 606, which include fees for services performed at various unconsolidated joint ventures for which the Company is the manager. These fees primarily include property and asset management fees, leasing fees, development fees and property acquisition/disposition fees. Also affected by Topic 606 are gains on sales of properties and tax increment financing (“TIF”) contracts. The Company presents its revenue streams on the Company’s Consolidated Statements of Income as Revenues from rental properties, net and Management and other fee income.

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

Property acquisition and disposition fees are recognized when the Company satisfies a performance obligation upon acquiring control of a property or transferring control of a property. These fees are billed subsequent to the acquisition or sale of the property and payment is due upon receipt.

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

Trade Accounts Receivable

The Company reviews its trade accounts receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. The Company evaluates the probability of the collection of the lessee’s total accounts receivable, including the corresponding straight-line rent receivable balance on a lease-by-lease basis. The Company’s analysis of its accounts receivable includes (i) customer credit worthiness, (ii) assessment of risk associated with the tenant, and (iii) current economic trends. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the uncollectible receivable balances associated with the lease and will only recognize lease income on a cash basis. The Company includes provision for doubtful accounts in Revenues from rental properties, net, in accordance with Topic 842. Lease income will then be limited to the lesser of (i) the straight-line rental income or (ii) the lease payments that have been collected from the lessee. In addition to the lease-specific collectability assessment performed under Topic 842, the analysis also recognizes a general reserve under ASC Topic 450 Contingencies, as a reduction to Revenues from rental properties, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical and current collection experience and the potential for settlement of arrears. Although the Company estimates uncollectible receivables and provides for them through charges against revenues from rental properties, actual results may differ from those estimates. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

ROU assets and lease liabilities are recognized at the commencement date of the lease and liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. Variable lease payments are excluded from the lease liabilities and corresponding ROU assets, as they are recognized in the period in which the obligation for those payments is incurred. Certain of the Company’s leases have renewal options for which the Company assesses whether it is reasonably certain the Company will exercise these renewal options. Lease payments associated with renewal options that the Company is reasonably certain will be exercised are included in the measurement of the lease liabilities and corresponding ROU assets. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applied adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets. Rental expense for lease payments is recognized on a straight-line basis over the lease term. See Footnote 10 of the Notes to Consolidated Financial Statements for further details.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Contingently redeemable noncontrolling interests are recorded at fair value upon issuance. Any change in the fair value or redemption value of these noncontrolling interests is subsequently recognized through Paid-in capital on the Company’s Consolidated Balance Sheets and is included in the Company’s computation of earnings per share (see Footnote 27 of the Notes to Consolidated Financial Statements).

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

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. For comparative purposes, for the year ended  December 31, 2021, the Company reclassified cash flows (used for)/provided by on the Company’s Consolidated Statements of Cash Flows as follows (in millions):

2021
Operating activities:
Straight-line rental income adjustments, net	$(22.6)
Amortization of above-market and below-market leases, net	$(14.8)
Amortization of deferred financing costs and fair value debt adjustments, net	$(9.4)
Change in accounts and notes receivable, net	$22.6
Change in other operating assets and liabilities, net	$24.2

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

New Accounting Pronouncements

The following table represents ASUs to the FASB’s ASCs that, as of December 31, 2023, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

		January 1, 2024; Early adoption permitted	The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position and/or results of operations.
ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement

The amendments in this ASU address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. To reduce diversity in practice and provide decision-useful information to a joint venture’s investors, these amendments require that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). Additionally, existing joint ventures have the option to apply the guidance retrospectively.

January 1, 2025; Early adoption permitted

This ASU does not impact accounting for joint ventures by the venturers. As such, the Company does not expect the adoption of this ASU will have a material impact on the Company’s financial position and/or results of operations.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.

Fiscal years beginning January 1, 2024, and interim periods for fiscal years beginning January 1, 2025; Early adoption permitted

There are aspects of this ASU that apply to entities with one reportable segment. The Company will review the extent of new disclosures necessary prior to implementation. Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

This ASU requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The guidance requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold.

Fiscal years beginning January 1, 2025, and interim periods for fiscal years beginning January 1, 2026; Early adoption permitted

The Company will review the extent of new disclosures necessary prior to implementation. Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following ASUs to the FASB’s ASCs has been adopted by the Company as of the date listed:

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

		January 1, 2023	The adoption of this ASU did not have a material impact on the Company’s financial position and/or results of operations.

2.   Real Estate:

The Company’s components of Real estate, net consist of the following (in thousands):

	December 31,
	2023	2022
Land:
Developed land	$4,166,475	$4,102,542
Undeveloped land	5,458	16,328
Land held for development	5,864	5,672
Total land	4,177,797	4,124,542
Buildings and improvements:
Buildings	10,312,001	10,158,588
Building improvements	2,213,248	2,080,437
Tenant improvements	1,158,919	1,046,969
Fixtures and leasehold improvements	41,055	36,627
Above-market leases	170,513	170,211
In-place leases	864,261	839,868
Total buildings and improvements	14,759,997	14,332,700
Real estate	18,937,794	18,457,242
Accumulated depreciation and amortization (1)	(3,842,869)	(3,417,414)
Total real estate, net	$15,094,925	$15,039,828

(1)	The Company had accumulated amortization relating to in-place leases and above-market leases aggregating $751,215 at December 31, 2023 and $671,794 at December 31, 2022.

In addition, at December 31, 2023 and 2022, the Company had intangible liabilities relating to below-market leases from property acquisitions of $330.6 million and $330.9 million, respectively, net of accumulated amortization of $260.8 million and $242.4 million, respectively. These amounts are included in the caption Other liabilities on the Company’s Consolidated Balance Sheets.

The Company’s amortization associated with above-market and below-market leases for the years ended December 31, 2023, 2022 and 2021 resulted in net increases to revenue of $17.3 million, $13.6 million and $14.8 million, respectively. The Company’s amortization expense associated with in-place leases, which is included in depreciation and amortization, for the years ended December 31, 2023, 2022 and 2021 was $94.7 million, $118.1 million and $80.1 million, respectively.

The estimated net amortization income/(expense) associated with the Company’s above-market and below-market leases and in-place leases for the next five years are as follows (in millions):

	2024	2025	2026	2027	2028
Above-market and below-market leases amortization, net	$13.2	$13.8	$14.7	$14.3	$14.0
In-place leases amortization	$(65.5)	$(47.5)	$(35.2)	$(27.5)	$(20.3)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.  Property Acquisitions:

Acquisition/Consolidation of Operating Properties

During the year ended December 31, 2023, the Company acquired the following operating properties, through direct asset purchases or consolidation due to change in control resulting from the purchase of additional interests in certain operating properties held in an unconsolidated joint venture (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Other	Total	GLA
Portfolio (2 properties) (1)	Various	Jan-23	$69,130	$19,637	$13,019	$101,786	342
Crossroads Plaza Parcel	Cary, NC	Jan-23	2,173	-	-	2,173	5
Northridge Shopping Center Parcel	Arvada, CO	Jan-23	728	-	-	728	57
Stafford Marketplace Parcel (2)	Stafford, VA	Feb-23	-	-	12,527	12,527	87
Tustin Heights (1)	Tustin, CA	Mar-23	26,501	17,550	4,910	48,961	137
Marlton Plaza Parcel	Cherry Hill, NJ	Jul-23	529	-	-	529	-
Stonebridge at Potomac Town Center	Woodbridge, VA	Aug-23	169,840	-	1,667	171,507	504
Big 5 Factoria Parcel	Bellevue, WA	Oct-23	7,817	-	-	7,817	13
			$276,718	$37,187	$32,123	$346,028	1,145

(1)

Other includes the Company’s previously held equity investments in the Prudential Investment Program and net gains on change in control. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized gains on change in control of interest of $7.7 million, in aggregate, resulting from the fair value adjustments associated with the Company’s previously held equity interests, which are included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations. The Company previously held an ownership interest of 15.0% in these property interests. See Footnote 6 of the Notes to Consolidated Financial Statements.

(2)	During March 2023, the Company received a parcel as consideration resulting from the exercise of a termination option of an operating lease.

During the year ended December 31, 2022, the Company acquired the following operating properties, through direct asset purchases (in thousands):

		Month	Purchase Price
Property Name	Location	Acquired	Cash	Debt	Other	Total	GLA
Rancho San Marcos Parcel	San Marcos, CA	Jan-22	$2,407	$-	$-	$2,407	6
Columbia Crossing Parcel	Columbia, MD	Feb-22	16,239	-	-	16,239	60
Oak Forest Parcel	Houston, TX	Jun-22	3,846	-	-	3,846	4
Devon Village (1)	Devon, PA	Jun-22	733	-	-	733	-
Fishtown Crossing	Philadelphia, PA	Jul-22	39,291	-	-	39,291	133
Carman’s Plaza	Massapequa, NY	Jul-22	51,423	-	-	51,423	195
Pike Center (1)	Rockville, MD	Jul-22	21,850	-	-	21,850	-
Baybrook Gateway (1)	Webster, TX	Oct-22	2,978	-	-	2,978	-
Portfolio (8 Properties) (2)	Long Island, NY	Nov-22	152,078	88,792	135,663	376,533	536
Gordon Plaza (1)	Woodbridge, VA	Nov-22	5,573	-	-	5,573	-
The Gardens at Great Neck (1)	Great Neck, NY	Dec-22	4,019	-	-	4,019	-
			$300,437	$88,792	$135,663	$524,892	934

(1)	Land parcel
(2)

Other consists of redeemable noncontrolling interest of $79.7 million and an embedded derivative liability associated with put and call options of $56.0 million. See Footnotes 14 and 15 of the Notes to Consolidated Financial Statements for additional discussion regarding fair value allocation to unitholders for noncontrolling interests.

Included in the Company’s Consolidated Statements of Income are $20.5 million and $9.1 million in total revenues from the date of acquisition through December 31, 2023 and 2022, respectively, for operating properties acquired during each of the respective years.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Purchase Price Allocations

The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocations for properties acquired/consolidated during the years ended December 31, 2023 and 2022, are as follows (in thousands):

	Allocation as of December 31, 2023	Weighted- Average Useful Life (in Years)	Allocation as of December 31, 2022	Weighted- Average Useful Life (in Years)
Land	$109,116	n/a	$207,067	n/a
Buildings	166,067	50.0	271,525	50.0
Building improvements	23,846	45.0	13,273	45.0
Tenant improvements	22,675	6.3	11,689	7.9
Solar panels	-	-	2,308	20.0
In-place leases	47,805	5.2	28,405	6.9
Above-market leases	4,981	6.7	8,408	8.3
Below-market leases	(29,271)	23.7	(24,069)	16.1
Mortgage fair value adjustment	-	-	9,430	6.5
Other assets	1,777	n/a	-	n/a
Other liabilities	(968)	n/a	(3,144)	n/a
Net assets acquired/consolidated	$346,028		$524,892

4.  Dispositions of Real Estate:

The table below summarizes the Company’s disposition activity relating to operating properties and parcels, in separate transactions (dollars in millions):

	Year Ended December 31,
	2023	2022	2021
Aggregate sales price/gross fair value (1) (2) (3)	$214.2	$191.1	$612.4
Gain on sale of properties (3) (4)	$75.0	$15.2	$30.8
Number of operating properties sold/deconsolidated (1) (3)	6	9	13
Number of parcels sold	13	13	10

(1)

During 2023, the Company contributed a land parcel and related entitlements, located in Admore, PA, into a preferred equity investment with a gross value of $19.6 million. As a result, the Company no longer consolidates this land parcel and has a non-controlling interest in this investment. See Footnote 7 of the Notes to Consolidated Financial Statements for preferred equity investment disclosure.

(2)

During 2023, the Company provided as a lender seller financing of $25.0 million related to the sale of an operating property located in Gresham, OR. See Footnote 11 of the Notes to Consolidated Financial Statements for mortgage receivable loan disclosure.

(3)

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

(4)

For the years ended December 31, 2023, 2022 and 2021 amounts are before noncontrolling interests of $1.8 million, $1.7 million, and $3.0 million, respectively, and taxes of $1.6 million, $1.2 million and $2.2 million, respectively, after utilization of net operating loss carryforwards.

5.  Impairments:

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions and/or the property hold period resulted in the Company recognizing impairment charges for the years ended December 31, 2023, 2022 and 2021 as follows (in millions):

	2023	2022	2021
Properties marketed for sale (1) (2)	$14.0	$21.6	$2.7
Other impairments	-	0.4	0.9
Total impairment charges	$14.0	$22.0	$3.6

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

(2)	During 2022, the Company recognized impairment charges of $19.2 million, before noncontrolling interests of $16.0 million, related to five properties.

The Company also recognized its share of impairment charges related to certain properties within various unconsolidated joint ventures in which the Company holds noncontrolling interests. The Company’s share of these impairment charges were $1.0 million, $4.6 million and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income. (see Footnote 6 of the Notes to Consolidated Financial Statements).

6.  Investment in and Advances to Real Estate Joint Ventures:

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at December 31, 2023 and 2022 (in millions, except number of properties):

	Noncontrolling	The Company's Investment
	Ownership Interest	December 31,
Joint Venture	December 31, 2023	2023	2022
Prudential Investment Program	15.0%	$138.7	$153.6
Kimco Income Opportunity Portfolio (“KIR”) (1)	52.1%	286.3	281.5
Canada Pension Plan Investment Board (“CPP”)	55.0%	204.6	190.8
Other Institutional Joint Ventures	Various	247.5	256.8
Other Joint Venture Programs	Various	210.7	208.9
Total*		$1,087.8	$1,091.6

* Representing 104 property interests and 21.1 million square feet of GLA, as of December 31, 2023, and 111 property interests and 22.4 million square feet of GLA, as of December 31, 2022.

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

The table below presents the Company’s share of net income for the above investments, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2023	2022	2021
Prudential Investment Program (1)	$16.4	$9.6	$17.5
KIR	34.7	70.3	36.9
CPP	8.7	10.6	9.2
Other Institutional Joint Ventures	2.6	7.0	1.7
Other Joint Venture Programs	9.9	12.0	19.5
Total	$72.3	$109.5	$84.8

(1)	During 2022, the Prudential Investment Program recognized an impairment charge on a property of $15.1 million, of which the Company’s share was $2.3 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2023, the Company acquired the remaining 85% interest in three operating properties from Prudential Investment Program, in separate transactions, with an aggregate gross fair value of $150.7 million. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized net gains on change in control of interests of $7.7 million, in aggregate, resulting from the fair value adjustments associated with the Company’s previously held equity interests. See Footnote 3 of the Notes to Consolidated Financial Statements for the operating properties acquired by the Company.

In addition, during 2023, certain of the Company’s real estate joint ventures disposed of four properties and a parcel, in separate transactions, for an aggregate sales price of $132.3 million. These transactions resulted in an aggregate net gain to the Company of $0.3 million for the year ended December 31, 2023.

During 2022, certain of the Company’s real estate joint ventures disposed of nine properties and two parcels, in separate transactions, for an aggregate sales price of $349.1 million. These transactions resulted in an aggregate net gain to the Company of $39.3 million for the year ended December 31, 2022.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2023 and 2022 (dollars in millions):

	December 31, 2023			December 31, 2022
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$291.6	6.00%	24.6	$380.1	5.20%	33.1
KIR	273.4	5.82%	39.2	297.9	5.46%	47.2
CPP	81.9	5.12%	31.0	83.1	6.14%	43.0
Other Institutional Joint Ventures	234.1	5.76%	35.7	233.5	4.30%	47.7
Other Joint Venture Programs	367.9	4.44%	59.6	388.8	4.10%	71.8
Total	$1,248.9			$1,383.4

* Average remaining term includes extensions

Unconsolidated Significant Subsidiaries

The Company holds a 52.1% noncontrolling limited partnership interest in KIR, which the Company determined under Rule 4-08(g) of Regulation S-X was significant under the income and revenue tests for the year ended December 31, 2022 and requires summarized financial information. The Company has a master management agreement whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the KIR joint venture properties. The following table shows summarized unaudited financial information for KIR, as follows (in millions):

	December 31,
	2023	2022
Assets:
Real estate, net	$669.2	$668.7
Other assets, net	67.5	72.4
Total Assets	$736.7	$741.1
Liabilities and Members’ Capital:
Notes payable, net	$273.4	$272.9
Mortgages payable, net	-	25.0
Other liabilities	15.9	13.9
Accumulated other comprehensive income	0.6	-
Members’ capital	446.8	429.3
Total Liabilities and Members’ Capital	$736.7	$741.1

	Year Ended December 31,
	2023	2022	2021
Revenues, net	$174.1	$182.5	$186.6
Operating expenses	(46.7)	(48.2)	(51.3)
Depreciation and amortization	(38.5)	(39.4)	(40.3)
Gain on sale of properties	-	76.2	-
Interest expense	(16.8)	(15.5)	(18.1)
Other expense, net	(0.6)	(1.2)	(2.1)
Net income	$71.5	$154.4	$74.8

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Summarized financial information for the Company’s investment in and advances to all other real estate joint ventures is as follows (in millions):

	December 31,
	2023	2022
Assets:
Real estate, net	$3,156.2	$3,440.1
Other assets, net	251.6	208.4
Total Assets	$3,407.8	$3,648.5

Liabilities and Members’ Capital:
Notes payable, net	$159.9	$159.5
Mortgages payable, net	815.6	925.9
Other liabilities	70.9	78.8
Accumulated other comprehensive income	5.1	6.3
Noncontrolling interests	34.4	33.5
Members’ capital	2,321.9	2,444.5
Total Liabilities and Members’ Capital	$3,407.8	$3,648.5

	Year Ended December 31,
	2023	2022	2021
Revenues, net	$378.4	$395.2	$340.3
Operating expenses	(126.6)	(126.9)	(111.7)
Impairment charges	(17.8)	(21.1)	(23.5)
Depreciation and amortization	(108.2)	(119.0)	(97.2)
Gain on sale of properties	48.0	24.7	61.5
Interest expense	(55.4)	(38.6)	(27.6)
Other expense, net	(6.4)	(6.2)	(0.9)
Net income	$112.0	$108.1	$140.9

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include investments in certain real estate joint ventures totaling $5.1 million and $5.3 million at December 31, 2023 and 2022, respectively. The Company has varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. Generally, such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE. As of December 31, 2023 and 2022, the Company’s carrying value in these investments was $1.1 billion.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

7.   Other Investments:

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program, which is included in Other investments on the Company’s Consolidated Balance Sheets. In addition, the Company has invested capital in structured investments which are primarily accounted for on the equity method of accounting. As of December 31, 2023, the Company’s other investments were $144.1 million, of which the Company’s net investment under the Preferred Equity program was $104.1 million. As of December 31, 2022, the Company’s other investments were $107.6 million, of which the Company’s net investment under the Preferred Equity program was $69.4 million. During 2023 and 2022, the Company recognized equity in income of $11.1 million and $16.9 million, respectively, from its preferred equity investments.

During 2023, the Company contributed a land parcel and related entitlements, located in Admore, PA, into a preferred equity investment with a gross value of $19.6 million. As a result, the Company no longer consolidates this land parcel and has a non-controlling interest in this investment. As of December 31, 2023, the Company’s investment was $33.3 million.

As of December 31, 2023, these preferred equity investment properties had non-recourse mortgage loans aggregating $231.2 million. These loans have scheduled maturities of less than one year and bear interest at rates ranging from 4.19% to Secured Overnight Financing Rate (“SOFR”) plus 265 basis points (8.14% as of December 31, 2023). Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

8.  Marketable Securities:

The amortized cost and unrealized gains, net of marketable securities as of December 31, 2023 and 2022, are as follows (in thousands):

	December 31,
	2023	2022
Marketable securities:
Amortized cost	$40,110	$87,411
Unrealized gains, net	289,947	510,321
Total fair value	$330,057	$597,732

The Company’s gains/(losses) on marketable securities and dividend income for the years ended December 31, 2023, 2022 and 2021, are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gain/(loss) on marketable securities, net	$21,262	$(315,508)	$505,163
Dividend income (included in Other income, net and Special dividend income)	202,749	18,002	16,958

The portion of unrealized gains/(losses) on marketable securities for the period that relates to marketable securities still held at the reporting date (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gain/(loss) on marketable securities, net	$21,262	$(315,508)	$505,163
Less: Net gain/(loss) recognized related to marketable securities sold	10,614	(15,120)	-
Unrealized gain/(loss) related to marketable securities still held	$31,876	$(330,628)	$505,163

Albertsons Companies, Inc. (“ACI”) –

During 2023, the Company received a $194.1 million special dividend payment on its shares of ACI common stock and recognized this as Special dividend income on the Company’s Consolidated Statements of Income. As a result, the Company’s Board of Directors declared a $0.09 per common share special cash dividend to maintain distribution requirements as a REIT. This special dividend was paid on December 21, 2023, to shareholders of record on December 7, 2023.

In addition, during 2023, the Company sold 14.1 million shares of ACI common stock held by the Company, generating net proceeds of $282.3 million. For tax purposes, the Company recognized a long-term capital gain of $241.2 million. The Company retained the proceeds from this stock sale for general corporate purposes and incurred federal and state taxes of $60.9 million on the taxable gain. As of December 31, 2023, the Company held 14.2 million shares of ACI. See Footnote 28 of the Notes to Consolidated Financial Statements for additional information regarding subsequent events.

During 2022, the Company sold 11.5 million shares of ACI common stock held by the Company, generating net proceeds of $301.1 million. For tax purposes, the Company recognized a long-term capital gain of $251.5 million. The Company elected to retain the proceeds for this stock sale for general corporate purposes and paid federal and state taxes of $57.2 million on the taxable gain.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

9.  Accounts and Notes Receivable:

The components of Accounts and notes receivable, net of potentially uncollectible amounts as of December 31, 2023 and 2022, are as follows (in thousands):

	December 31,
	2023	2022
Billed tenant receivables	$30,444	$33,801
Unbilled common area maintenance, insurance and tax reimbursements	55,499	56,001
Deferred rent receivables	578	1,905
Defined benefit plan receivable (1)	-	14,421
Other receivables	9,508	8,361
Straight-line rent receivables	211,588	189,737
Total accounts and notes receivable, net	$307,617	$304,226

(1)	See Footnote 23 of the Notes to Consolidated Financial Statements for defined benefit plan disclosure.

10.  Leases:

Lessor Leases

The Company’s primary source of revenues is derived from lease agreements, which includes rental income and expense reimbursement. The Company’s lease income is comprised of minimum base rent, expense reimbursements, percentage rent, lease termination fee income, ancillary income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments.

The disaggregation of the Company’s lease income, which is included in Revenue from rental properties, net on the Company’s Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the years ended December 31, 2023, 2022 and 2021, is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease income:
Fixed lease income (1)	$1,409,609	$1,353,024	$1,045,888
Variable lease income (2)	354,093	339,722	264,040
Above-market and below-market leases amortization, net	17,253	13,591	14,843
Adjustments for potentially uncollectible revenues and disputed amounts (3)	(13,898)	4,511	24,931
Total lease income	$1,767,057	$1,710,848	$1,349,702

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)	The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts.

Base rental revenues and fixed-rate expense reimbursements from rental properties are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis for the years ended December 31, 2023, 2022 and 2021 was $22.5 million, $33.8 million and $22.6 million, respectively.

The Company is primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2121. The Company, in turn, leases premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from five to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants’ sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels and percentage rents comprised 98% of total revenues from rental properties for each of the three years ended December 31, 2023, 2022 and 2021.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The minimum revenues expected to be received by the Company from rental properties under the terms of all non-cancelable tenant leases for future years, assuming no new or renegotiated leases are executed for such premises and excluding variable lease payments, are as follows (in millions):

	2024	2025	2026	2027	2028	Thereafter
Minimum revenues	$1,351.0	$1,258.7	$1,111.4	$938.5	$741.7	$3,224.1

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from less than one year to 47.9 years, some of which include options to extend the terms for up to an additional 75 years.

The Company also has two properties under finance leasing arrangements that consists of variable lease payments with a bargain purchase option. The finance right-of-use assets of $26.2 million are included in Other assets on the Company’s Consolidated Balance Sheets and finance lease liabilities of $24.4 million are included in Other liabilities on the Company’s Consolidated Balance Sheets.

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating and finance leases as of December 31, 2023 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	24.0	1.0
Weighted-average discount rate	6.65%	6.00%

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease cost:
Finance lease cost	$1,261	$1,294	$569
Operating lease cost	14,736	12,994	11,637
Variable lease cost	2,241	4,143	3,972
Total lease cost	$18,238	$18,431	$16,178

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating and financing lease liabilities (in thousands):

Year Ending December 31,
	Operating Leases	Financing Leases (1)
2024	$11,806	$25,890
2025	11,291	-
2026	10,626	-
2027	10,342	-
2028	10,366	-
Thereafter	178,334	-
Total minimum lease payments	$232,765	$25,890

Less imputed interest	(122,780)	(1,458)
Total lease liabilities (1)	$109,985	$24,432

(1)	Operating lease liabilities are included in Operating lease liabilities and financing lease liabilities are included in Other liabilities on the Company’s Consolidated Balance Sheets.

11.  Other Assets:

Assets Held-For-Sale

At December 31, 2022, the Company had three properties classified as held-for-sale at a net carrying amount of $56.3 million.  These properties were subsequently sold during 2023.

Mortgages and Other Financing Receivables

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company. For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2023, see Financial Statement Schedule IV included in this annual report on Form 10-K.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the years ended December 31, 2023 and 2022, the Company provided, as a lender, the following mortgage loans (dollars in millions):

Date Issued	Face Amount	Interest Rate	Maturity Date
Nov-23	$7.3	10.50%	Nov-26
Mar-23	$25.0	8.00%	Apr-24
Feb-23	$11.2	14.00%	Dec-24
Jul-22	$22.0	10.00%	Feb-24
Jun-22	$16.5	9.00%	Jun-25
Jun-22	$19.6	10.00%	Jun-29
May-22	$14.0	8.00%	May-29
Jan-22	$3.0	8.00%	Jul-22

During the year ended December 31, 2022, the Company received $60.2 million of partial and full repayments relating to three mortgage loans with interest rates ranging from 8.00% to 12.50%, and maturity dates ranging from July 2022 to September 2027.

Software Development Costs

As of December 31, 2023 and 2022, the Company had unamortized software development costs of $18.2 million and $18.4 million, respectively. The Company expensed $4.5 million, $3.5 million and $3.1 million in amortization of software development costs during the years ended December 31, 2023, 2022 and 2021, respectively.

12.  Notes Payable:

As of December 31, 2023 and 2022 the Company’s Notes payable, net consisted of the following (dollars in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,		Maturity Date at
	2023	2022	2023	2022	December 31, 2023
Senior unsecured notes	$7,303.0	$6,803.0	1.90% - 6.88%	1.90% - 6.88%	Jan-2024 – Oct-2049
Credit facility (1)	-	-	n/a	n/a	Mar-2027
Fair value debt adjustments, net	24.9	44.4	n/a	n/a	n/a
Deferred financing costs, net (2)	(65.0)	(66.4)	n/a	n/a	n/a
	$7,262.9	$6,781.0	3.66%*	3.45%*

* Weighted-average interest rate

(1)	Accrues interest at a rate of Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), as defined, plus 0.755% as of December 31, 2023 and 2022.
(2)

As of December 31, 2023 and 2022, the Company had $6.7 million and $2.5 million, respectively, of deferred financing costs, net related to the Credit Facility that are included in Other assets on the Company’s Consolidated Balance Sheets.

During the years ended December 31, 2023 and 2022, the Company issued the following senior unsecured notes (dollars in millions):

Date Issued	Amount Issued	Interest Rate	Maturity Date
Oct-23	$500.0	6.400%	Mar-34
Aug-22	$650.0	4.600%	Feb-33
Feb-22	$600.0	3.200%	Apr-32

During the year ended December 31, 2022, the Company repaid the following senior unsecured notes (dollars in millions):

Date Paid	Amount Repaid	Interest Rate	Maturity Date
Sep-22 (1)	$299.7	3.500%	Apr-23
Sep-22 (1) (2)	$350.0	3.125%	Jun-23
Sep-22 (1) (2)	$299.4	3.375%	Oct-22
Mar-22 (3)	$500.0	3.400%	Nov-22

(1)	There was no prepayment charge associated with this early repayment.
(2)	Includes partial repayments during May and June 2022.
(3)

The Company incurred a prepayment charge of $6.5 million and $0.7 million in write-off of deferred financing costs resulting from this early repayment, which are included in Early extinguishment of debt charges on the Company’s Consolidated Statements of Income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

See Footnote 28 of the Notes to Consolidated Financial Statements for additional information regarding subsequent events.

The scheduled maturities of all notes payable, excluding unamortized fair value debt adjustments of $24.9 million and unamortized debt issuance costs of $65.0 million, as of December 31, 2023, were as follows (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total
Principal payments	$646.2	$740.5	$773.0	$433.7	$409.6	$4,300.0	$7,303.0

The Company’s supplemental indentures governing its Senior Unsecured Notes contain covenants whereby the Company is subject to maintaining (a) certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, (b) certain debt service ratios and (c) certain asset to debt ratios. In addition, the Company is restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined therein, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations. The Company was in compliance with all of the covenants as of December 31, 2023.

Interest on the Company’s fixed-rate Senior Unsecured Notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

Credit Facility

In February 2023, the Company obtained a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which replaced the Company’s existing $2.0 billion unsecured revolving credit facility which was scheduled to mature in March 2024. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility is guaranteed by the Parent Company. The Credit Facility could be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 77.5 basis points and fluctuates in accordance with the Company’s credit ratings. The interest rate can be further adjusted upward or downward by a maximum of four basis points based on the sustainability metric targets, as defined in the agreement. The interest rate on the Credit Facility as of December 31, 2023 was 6.21% after a two-basis point reduction was achieved. Pursuant to the terms of the Credit Facility, the Company continues to be subject to the same covenants under the Company’s prior unsecured revolving credit facility. For a full description of the Credit Facility’s covenants refer to the Amended and Restated Credit Agreement dated as of February 23, 2023, filed as Exhibit 10.20 in our Annual Report on Form 10-K for the year ended December 31, 2022. As of December 31, 2023, the Credit Facility had no outstanding balance, no appropriations for letters of credit and the Company was in compliance with its covenants.

13.  Mortgages Payable:

Mortgages, collateralized by certain shopping center properties (see Financial Statement Schedule III included in this annual report on Form 10-K), are generally due in monthly installments of principal and/or interest.

As of December 31, 2023 and 2022, the Company’s Mortgages payable, net consisted of the following (dollars in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,		Maturity Date at
	2023	2022	2023	2022	December 31, 2023
Mortgages payable	$355.7	$379.3	3.33% - 7.23%	3.23% - 7.23%	May-2024 – Jun-2031
Fair value debt adjustments, net	(0.6)	(0.7)	n/a	n/a	n/a
Deferred financing costs, net	(1.2)	(1.7)	n/a	n/a	n/a
	$353.9	$376.9	4.22%*	4.16%*

* Weighted-average interest rate

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2023, the Company (i) assumed $37.2 million of individual non-recourse mortgage debt through the acquisition of two operating properties, which it subsequently repaid in March 2023 and (ii) repaid $12.3 million of mortgage debt that encumbered two operating properties and a consolidated joint venture operating property.

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

The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of $0.6 million and unamortized debt issuance costs of $1.2 million, as of December 31, 2023, were as follows (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total
Principal payments	$21.3	$73.0	$7.4	$39.0	$113.8	$101.2	$355.7

14.  Other Liabilities:

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

During the year ended December 31, 2022, the Company entered into an agreement to purchase a portfolio of eight properties for a sales price of $376.5 million, which were encumbered by $88.8 million of mortgage debt. The Company paid cash of $152.1 million and issued 6,104,831 preferred units (“Preferred Outside Partner Units”) and 678,306 common units (“Common Outside Partner Units”) with a value of $135.7 million to the sellers (collectively, the “Outside Partner Units”).

The transaction includes a call option for the Company to purchase the Outside Partner’s Unit interests 10 years from the anniversary date of the agreement. The holders of the Outside Partner Units have a put option that would require the Company to purchase (i) 50% of the holder’s ownership interest after the first anniversary date, (ii) an additional 25% after the second anniversary date and (iii) the balance of the units after the third anniversary date. The put and call options cannot be separated from the noncontrolling interest. The noncontrolling interests associated with these units are classified in mezzanine equity as redeemable noncontrolling interests as a result of the put right available to the unit holders in the future, an event that is not solely in the Company’s control.

This arrangement included an embedded derivative which required separate accounting. The initial value of the embedded derivative was a liability of $56.0 million at the date of purchase. During 2023, certain unit holders exercised their put options to redeem a total of 2,183,075 Outside Partner Units (2,126,527 Preferred Outside Partner Units and 56,548 Common Outside Partner Units) which were redeemed for cash of $43.5 million. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability on issuance. The analysis reflects the contractual terms of the redeemable preferred and common units and the estimated probability and timing of underlying events, triggering the put and call options, are inputs used to determine the estimated fair value of the embedded derivative. The Company has determined the majority of the inputs used to value its embedded derivative fall within Level 3 of the fair value hierarchy, and, as a result, the fair value valuation of its embedded derivative held as of December 31, 2023 was classified as Level 3 in the fair value hierarchy and are required to be measured at fair value on a recurring basis, see Footnote 17 of the Notes to Consolidated Financial Statements. The embedded derivative liability was $30.9 million at December 31, 2023.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Noncontrolling interests

The Company owns seven shopping center properties located throughout Puerto Rico. These properties were acquired in 2006 partially through the issuance of $158.6 million of non-convertible units and $45.8 million of convertible units. Noncontrolling interests related to these acquisitions totaled $233.0 million of units, including premiums of $13.5 million and a fair market value adjustment of $15.1 million (collectively, the "Units"). Since the acquisition date the Company has redeemed a substantial portion of these units. As of December 31, 2023 and 2022, noncontrolling interests relating to the remaining units was $4.7 million. The Units related annual cash distribution rates and related conversion features consisted of the following as of December 31, 2023:

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

The Company owns a shopping center located in Bay Shore, NY, which was acquired in 2006 with the issuance of 647,758 redeemable Class B Units at a par value of $37.24 per unit. The units accrue a return equal to the Company’s common stock dividend and are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock at a ratio of 1:1. These units are callable by the Company any time after April 3, 2028 and are included in Noncontrolling interests on the Company’s Consolidated Balance Sheets. The redemption value of these units is calculated using the 30-day weighted average closing price of the Company’s common stock prior to redemption. As of December 31, 2023 and 2022, noncontrolling interest relating to the remaining 377,837 Class B Units was $16.1 million.

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

The Company acquired two consolidated joint ventures structured as DownREIT partnerships. The Raleigh Limited Partnership had 1,813,615 units and the Madison Village Limited Partnership had 174,411 units, together which had an aggregate fair value of $41.7 million. These ventures allow the outside limited partners to redeem their interest in the partnership (at the Company’s option) in cash or for the Company’s common stock at a ratio of 1:1. The unit holders are entitled to a distribution equal to the dividend rate of the Company’s common stock. During 2023, all 174,411 outstanding units in the Madison Village Limited Partnership were redeemed for $3.0 million in cash. This transaction resulted in a net decrease in Noncontrolling interests of $3.7 million and a corresponding increase in Paid-in capital totaling $0.7 million, on the Company’s Consolidated Balance Sheets. During 2022, 73,286 units in the Raleigh Limited Partnership were redeemed for 73,286 common shares of the Company’s common stock with a redemption value of $1.7 million. This transaction resulted in a net decrease in Noncontrolling interests of $1.5 million and a corresponding decrease in Common stock and Paid-in capital totaling $1.5 million, on the Company’s Consolidated Balance Sheets. As of December 31, 2023 and 2022, the aggregate redemption value of these noncontrolling interests was $34.9 million and $38.6 million, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2022, a consolidated joint venture, in which the Company had a 15% controlling interest, disposed of five properties (encumbered by $42.8 million of mortgage debt, in aggregate) for a sales price of $105.5 million, in aggregate. The Company recognized impairment charges of $19.0 million, before the partner’s $15.8 million noncontrolling interests share of the impairment. As a result of this transaction, the noncontrolling partner received a distribution of $50.3 million.

Redeemable noncontrolling interests

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Consolidated Balance Sheets.

The Company owns eight shopping center properties located in Long Island, NY, which were acquired partially through the issuance of $122.1 million of Preferred Outside Partner Units and $13.6 million of Common Outside Partner Units during 2022, see Footnote 14 of the Notes to Consolidated Financial Statements included in this Form 10-K. Upon acquisition, the Outside Partner Units related to these acquisitions totaled $135.7 million of units, including noncontrolling interests of $79.7 million and an embedded derivative liability associated with put and call options of these unitholders of $56.0 million. The noncontrolling interest is classified as mezzanine equity and included in Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets as a result of the put right available to the unit holders, an event that is not solely in the Company’s control. During 2023, 2,126,527 Preferred Outside Partner Units and 56,548 Common Outside Partner Units were redeemed for cash of $43.5 million. This transaction resulted in a net decrease in Redeemable noncontrolling interests of $21.1 million and a decrease in Other liabilities of $22.4 million on the Company’s Consolidated Balance Sheets. The Outside Partner Units related annual cash distribution rates and related conversion features consisted of the following as of December 31, 2023:

Type	Par Value Per Unit	Number of Units Remaining	Return Per Annum
Preferred Outside Partner Units	$20.00	3,978,304	3.75%
Common Outside Partner Units	$20.00	621,758	Equal to the Company’s common stock dividend

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Balance at January 1,	$92,933	$13,480
Fair value allocation to unitholders/partnership interest (1)	-	79,663
Income	5,820	1,770
Distributions	(5,820)	(1,771)
Redemption/conversion of noncontrolling interests (1)	(21,070)	(209)
Adjustment to estimated redemption value	414	-
Balance at December 31,	$72,277	$92,933

(1)	Relates to Preferred and Common Outside Partner Units, which were issued during 2022 and partially redeemed during 2023 described above.

16.  Variable Interest Entities (“VIE”):

Included within the Company’s operating properties at December 31, 2023 and 2022, are 30 and 32 consolidated entities, respectively, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At December 31, 2023, total assets of these VIEs were $1.8 billion and total liabilities were $180.9 million. At December 31, 2022, total assets of these VIEs were $1.8 billion and total liabilities were $199.1 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

	December 31,
	2023	2022

Number of unencumbered VIEs	28	29
Number of encumbered VIEs	2	3
Total number of consolidated VIEs	30	32

Restricted Assets:
Real estate, net	$379.8	$425.5
Cash and cash equivalents	3.9	7.9
Accounts and notes receivable, net	3.6	1.7
Other assets	1.3	1.5
Total Restricted Assets	$388.6	$436.6

VIE Liabilities:
Mortgages payable, net	$97.3	$109.7
Accounts payable and accrued expenses	11.4	10.9
Operating lease liabilities	5.0	5.2
Other liabilities	67.2	73.3
Total VIE Liabilities	$180.9	$199.1

Unconsolidated Redevelopment Investment

Included in the Company’s preferred equity investments at December 31, 2023, is an unconsolidated development project which is a VIE for which the Company is not the primary beneficiary. This preferred equity investment was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners over the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of December 31, 2023, the Company’s investment in this VIE was $33.3 million, which is included in Other investments on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $35.7 million, which is the Company's carrying value in this investment and its remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages and construction loan financing.

17.  Fair Value Disclosure of Financial Instruments:

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s estimation, based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values except those listed below, for which fair values are disclosed. The valuation method used to estimate fair value for fixed-rate and variable-rate debt and mortgage and other finance receivables is based on discounted cash flow analyses, with assumptions that include credit spreads, market yield curves, trading activity, loan amounts and debt maturities. The fair values for marketable securities are based on published values, securities dealers’ estimated market values or comparable market sales. The fair value for embedded derivative liability is based on using the “with-and-without” method. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

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

The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,
	2023		2022
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Assets:
Mortgage and other financing receivables (1)	$130,745	$122,323	$87,359	$87,359
Liabilities:
Notes payable, net (2)	$7,262,851	$6,671,450	$6,780,969	$5,837,401
Mortgages payable, net (3)	$353,945	$329,955	$376,917	$311,659

(1)	The Company determined that the valuation of its mortgage and other financing receivables were classified within Level 3 of the fair value hierarchy.
(2)

The Company determined that the valuation of its senior unsecured notes were classified within Level 2 of the fair value hierarchy. The estimated fair value amounts classified as Level 2 as of December 31, 2023 and 2022, were $6.7 billion and $5.8 billion, respectively. The carrying value includes deferred financing costs of $65.0 million and $66.4 million as of December 31, 2023 and 2022, respectively.

(3)

The Company determined that its valuation of its mortgages payable were classified within Level 3 of the fair value hierarchy. The carrying value includes deferred financing costs of $1.2 million and $1.7 million as of December 31, 2023 and 2022, respectively.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, aggregated by the level of the fair value hierarchy within which those measurements fall (in thousands):

	Balance at December 31, 2023	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$330,057	$330,057	$-	$-
Liabilities:
Embedded derivative liability	$30,914	$-	$-	$30,914

	Balance at December 31, 2022	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$597,732	$597,732	$-	$-
Liabilities:
Embedded derivative liability	$56,000	$-	$-	$56,000

The significant unobservable input (Level 3 inputs) used in measuring the Company’s embedded derivative liability, which is categorized with Level 3 of the fair value hierarchy, is the discount rate of 6.40% and 8.00% as of December 31, 2023 and 2022, respectively.

The table below summarizes the change in the fair value of the embedded derivative liability for the year ended December 31, 2023 (in thousands):

Fair Value of Embedded Derivative Liability
Balance as of January 1, 2023	$56,000
Settlements	(22,446)
Change in fair value (included in Other income, net)	(734)
Change in fair value (included in Paid-in capital)	(1,906)
Balance as of December 31, 2023	$30,914

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Assets measured at fair value on a non-recurring basis at December 31, 2023 are as follows (in thousands):

	Balance at December 31, 2023	Level 1	Level 2	Level 3

Real estate	$11,724	$-	$-	$11,724

During the year ended December 31, 2023, the Company recognized impairment charges related to adjustments to property carrying values of $14.0 million. The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers, which were less than the carrying value of the assets. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

18.  Preferred Stock, Common Stock and Convertible Unit Transactions:

Preferred Stock

The Company’s Board of Directors had authorized the repurchase of up to 894,000 depositary shares of Class L Preferred Stock and 1,048,000 depositary shares of Class M Preferred Stock through December 31, 2023, which represented up to 1,942 shares of the Company’s preferred stock, par value $1.00 per share. During the year ended December 31, 2023, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class L	43,777	$973.4
Class M	23,791	$515.9

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock through February 28, 2026. See Footnote 28 of the Notes to Consolidated Financial Statements for additional information regarding subsequent events.

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share data and par values):

As of December 31, 2023
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

The Company’s Class L and Class M Preferred Stock Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.

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

Common Stock

The Company has a common share repurchase program, which is scheduled to expire February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during 2023 and 2022. As of December 31, 2023, the Company had $224.9 million available under this share repurchase program.

During September 2023, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may, from time to time, enter into separate forward sale agreements with one or more banks. The Company did not issue any shares under the ATM Program during the year ended December 31, 2023. As of December 31, 2023, the Company had $500.0 million available under this ATM Program.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common stock relating to the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During 2023, 2022 and 2021, the Company repurchased 761,149, 567,450 and 1,084,953 shares, respectively, relating to shares of common stock surrendered to the Company to satisfy statutory minimum tax withholding obligations relating to the vesting of restricted stock awards under the Company’s equity-based compensation plans.

Convertible Units

The Company has various types of convertible units that were issued in connection with the purchase of operating properties (see Footnote 15 of the Notes to Consolidated Financial Statements). The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2023, is $51.2 million. The Company has the option to settle such redemption in cash or shares of the Company’s common stock. If the Company exercised its right to settle in common stock, the unit holders would receive 2.4 million shares of common stock.

Dividends Declared

The following table provides a summary of the dividends declared per share:

		Year Ended December 31,
	2023	2022	2021
Common Stock (1)	$1.02000	$0.84000	$0.68000
Class L Depositary Shares	$1.28125	$1.28125	$1.28125
Class M Depositary Shares	$1.31250	$1.31250	$1.31250

(1)	During 2023, the Company’s Board of Directors declared a $0.09 per common share special cash dividend to maintain distribution requirements as a REIT.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

19.  Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Acquisition of real estate interests:
Mortgages debt	$-	$79,362	$-
Other liabilities	$-	$59,000	$-
Redeemable noncontrolling interests	$-	$79,663	$-
Lease modification	$12,527	$-	$-
Proceeds held in escrow through sale of real estate interests	$3,524	$-	$-
Disposition of real estate interests through the issuance of mortgage receivables	$25,000	$-	$-
Deconsolidation of real estate interests through contribution to other investments	$19,618	$-	$-
Capital expenditures accrual	$30,892	$29,079	$34,651
Surrender of common stock	$16,327	$13,790	$20,909
Declaration of dividends paid in succeeding period	$5,308	$5,326	$5,366
Increase/(decrease) in redeemable noncontrolling interests’ carrying amount	$414	$-	$(2,304)
Lease liabilities arising from obtaining operating right-of-use assets	$1,481	$-	$553
Lease liabilities arising from obtaining financing right-of-use assets	$3,161	$-	$-
Decrease in embedded derivative liability from extinguishment	$1,906	$-	$-
Allocation of fair value to noncontrolling interests	$-	$-	$2,068
Purchase price fair value adjustment to prepaid rent	$-	$-	$15,620
Decrease in noncontrolling interests from redemption of units for common stock	$-	$1,613	$1,540
Weingarten Merger:
Real estate assets	$-	$-	$5,627,469
Investments in and advances to real estate joint ventures	$-	$-	$585,382
Notes payable	$-	$-	$(1,497,632)
Mortgages payable	$-	$-	$(317,671)
Below-market leases	$-	$-	$(119,373)
Noncontrolling interests	$-	$-	$(177,039)
Other assets and liabilities, net	$-	$-	$(154,775)
Lease liabilities arising from obtaining operating right-of-use assets	$-	$-	$32,569
Lease liabilities arising from obtaining financing right-of-use assets	$-	$-	$23,026
Common stock issued in exchange for Weingarten common shares	$-	$-	$(3,738,735)
Consolidation of Joint Ventures:
Increase in real estate and other assets, net	$54,345	$-	$506,266
Increase in mortgages payable, other liabilities and noncontrolling interests	$37,187	$-	$234,091
Deconsolidation of Joint Venture:
Decrease in real estate and other assets, net	$-	$-	$300,099
Decrease in mortgages payable and other liabilities	$-	$-	$170,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Consolidated Balance Sheets to the Company’s Consolidated Statements of Cash Flows (in thousands):

	As of December 31, 2023	As of December 31, 2022
Cash and cash equivalents	$780,518	$146,970
Restricted cash	3,239	2,859
Total cash, cash equivalents and restricted cash	$783,757	$149,829

20.  Transactions with Related Parties:

Joint Ventures

The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. Substantially all of the Management and other fee income on the Company’s Consolidated Statements of Income constitute fees earned from affiliated entities. Reference is made to Footnote 6 of the Notes to Consolidated Financial Statements for additional information regarding transactions with related parties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2023, the Company acquired the remaining 85% interest in three operating properties from the Prudential Investment Program, in separate transactions, with an aggregate gross fair value of $150.7 million. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized net gains on change in control of interests of $7.7 million, in aggregate, resulting from the fair value adjustments associated with the Company’s previously held equity interests. See Footnote 3 of the Notes to Consolidated Financial Statements for the operating properties acquired by the Company.

During 2022, the Company purchased the General Partner’s ownership interest in the KIR joint venture from Milton Cooper, Executive Chairman of the Board of Directors of the Company, for $0.1 million. There was no change in control as a result of this transaction.

Ripco

Ripco Real Estate Corp. (“Ripco”) business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohl’s and many others, providing real estate brokerage services and principal real estate investing. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Milton Cooper, Executive Chairman of the Board of Directors of the Company. During 2023, 2022 and 2021, the Company paid brokerage commissions of $0.5 million, $0.3 million and $0.4 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company.

Fifth Wall

Mary Hogan Preusse, a member of the Company’s Board of Directors, is a Senior Advisor at Fifth Wall. The Company holds an investment in the Fifth Wall’s Climate Technology Fund with a commitment of up to $25.0 million, of which $16.8 million has been funded as of December 31, 2023 and a cost method investment of $1.6 million within Fifth Wall’s Ventures SPV Fund as of December 31, 2023.

21.  Commitments and Contingencies:

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2023, these letters of credit aggregated $39.2 million.

Funding Commitments

The Company has investments, including Fifth Wall discussed above, with funding commitments of $64.7 million, of which $51.8 million has been funded as of December 31, 2023.

Other

The Parent Company guarantees the unsecured debt instruments of Kimco OP. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments. See Footnote 12 of the Notes to Consolidated Financial Statements for these unsecured debt instruments.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2023, there were $18.4 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $41.0 million outstanding at December 31, 2023. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts the Company  may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of December 31, 2023.

22.  Incentive Plans:

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan (the “2010 Plan” and together with the 2020 Plan, the “Plan”) that expired in March 2020. The 2020 Plan provides for a maximum of 10.0 million shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, long term incentive plan units, stock payments and deferred stock awards. At December 31, 2023, the Company had 4.9 million shares of common stock available for issuance under the 2020 Plan.

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

The Company recognized expense associated with its equity awards of $33.1 million, $26.6 million and $23.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company had $51.5 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Stock Options

During 2023, 2022 and 2021, the Company did not grant any stock options. Information with respect to stock options outstanding under the 2010 Plan for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2021	1,162,321	$20.03	$-
Exercised	(315,750)	$19.19	$1.1
Forfeited	(357,816)	$19.01
Options outstanding, December 31, 2021	488,755	$21.48	$1.5
Exercised	(205,871)	$20.56	$0.8
Forfeited	(750)	$19.70
Options outstanding, December 31, 2022	282,134	$22.13	$-
Exercised	(173,038)	$21.54	$0.1
Forfeited	(109,096)	$21.61
Options outstanding, December 31, 2023	-	$-	$-
Options exercisable (fully vested)
December 31, 2021	488,755	$21.48	$1.5
December 31, 2022	282,134	$22.13	$-
December 31, 2023	-	$-	$-

Cash received from options exercised under the 2010 Plan was $3.7 million, $4.2 million and $6.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Restricted Stock

Information with respect to restricted stock under the Plan for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Restricted stock outstanding as of January 1,	2,605,970	2,347,608	2,394,825
Granted (1)	893,880	819,090	754,560
Vested	(740,866)	(511,772)	(759,665)
Forfeited	(12,868)	(48,956)	(42,112)
Restricted stock outstanding as of December 31,	2,746,116	2,605,970	2,347,608

(1)	The weighted-average grant date fair value for restricted stock issued during the years ended December 31, 2023, 2022 and 2021 were $21.30, $24.27 and $17.81, respectively.

Restricted shares have the same voting rights as the Company’s common stock and are entitled to a cash dividend per share equal to the Company’s common dividend which is taxable as ordinary income to the holder. For the years ended December 31, 2023, 2022 and 2021, the dividends paid on unvested restricted shares were $3.1 million, $2.5 million and $1.8 million, respectively.

Performance Shares

Information with respect to performance share awards under the Plan for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Performance share awards outstanding as of January 1,	1,004,040	1,052,100	913,800
Granted (1)	531,200	458,660	545,380
Vested (2)	(545,380)	(506,720)	(407,080)
Performance share awards outstanding as of December 31,	989,860	1,004,040	1,052,100

(1)	The weighted-average grant date fair value for performance shares issued during the years ended December 31, 2023, 2022 and 2021 were $42.61, $31.19 and $22.96, respectively.
(2)	For the years ended December 31, 2023, 2022 and 2021, the corresponding common stock equivalent of these vested awards were 970,231, 998,238 and 814,160 shares, respectively.

The more significant assumptions underlying the determination of fair values for these performance awards granted during 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Stock price	$21.30	$24.27	$17.87
Dividend yield (1)	0%	0%	0%
Risk-free rate	4.38%	1.72%	0.20%
Volatility (2)	44.89%	49.07%	48.41%
Term of the award (years)	2.87	2.87	2.86

(1)	Total Shareholder Returns, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)	Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

Other

The Company maintains a 401(k)-retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation, is fully vested and funded as of December 31, 2023. The Company’s contributions to the plan were $2.7 million, $2.6 million and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition during 2023, the Company provided a discretionary match in the amount of $3.9 million to all participants in the 401(k)-retirement plan.

The Company recognized severance costs associated with employee retirements and terminations during the years ended December 31, 2023, 2022 and 2021, of $0.4 million, $1.5 million and $14.4 million (including $13.7 million of severance costs included in Merger charges on the Company’s Consolidated Statements of Income), respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

23.  Defined Benefit Plan:

In August 2021, the Company assumed sponsorship of Weingarten Realty Investors’ noncontributory qualified cash balance retirement plan (“the Benefit Plan”) in connection with the merger with Weingarten. The Benefit Plan was frozen as of the date of the merger and subsequently terminated as of December 31, 2021. On March 28, 2023, the Internal Revenue Service (the “IRS”) issued a favorable determination letter for the termination of the Benefit Plan. As a result, the Company elected to settle the Benefit Plan’s obligations through third-party annuity payments, lump sum distributions and direct rollover of funds in an Individual Retirement Account (“IRA Rollovers”) based on elections made by the Benefit Plan’s participants.

During 2023, the Benefit Plan’s obligations were settled through third-party annuity contracts, lump sum distributions and IRA Rollovers. In addition, during 2023, the Benefit Plan transferred excess assets with a value of $3.9 million to the qualified replacement plan managed by the Company and reverted excess assets with a value of $11.0 million to the Company. Upon the liquidation of the Benefit Plan, the Company realized $10.8 million of settlement gains during the year ended December 31, 2023, which are included in Other income, net on the Company’s Consolidated Statements of Income and were previously included in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets. In addition, the Company incurred excise taxes of $2.2 million resulting from the pension reversion of excess pension plan assets during the year ended December 31, 2023, which are included in Other income, net on the Company’s Consolidated Statements of Income.

The following table summarizes the measurement changes in the Benefit Plan’s projected benefit obligation, plan assets and funded status, as well as the components of net periodic benefit costs, including key assumptions, from January 1, 2023 through December 31, 2023 (in thousands):

	2023	2022
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$26,165	$36,995
Interest cost	982	1,052
Settlement payments	(25,480)	-
Actuarial gain	(189)	(9,781)
Benefit payments	(1,478)	(2,101)
Benefit obligation at end of period	$-	$26,165
Change in Plan Assets:
Fair value of plan assets at beginning of period	$40,586	$43,653
Actual return on plan assets	1,299	(966)
Excess assets transfer	(14,927)	-
Settlement payments	(25,480)	-
Benefit payments	(1,478)	(2,101)
Fair value of plan assets at end of period	$-	$40,586
Funded status at end of period (included in Accounts and notes receivable)	$-	$14,421
Accumulated benefit obligation	$-	$26,165
Net gain recognized in Accumulated other comprehensive income	$267	$10,581

The components of net periodic benefit income/(cost), included in Other income, net in the Company’s Consolidated Statements of Income for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Interest cost	$(982)	$(1,052)
Expected return on plan assets	1,221	413
Amortization of net gain	-	37
Settlement gain	10,848	-
Total	$11,087	$(602)

The weighted-average assumptions used to determine the benefit obligation as of December 31, 2022 are as follows:

2022
Discount rate	4.88%
Salary scale increases	N/A
Interest credit rate for cash balance plan	4.50%

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

Reconciliation between GAAP Net Income and Federal Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
	(Estimated)	(Actual)	(Actual)
GAAP net income attributable to the Company	$654,273	$125,976	$844,059
GAAP net income attributable to TRSs	(64)	(5,042)	(23,365)
GAAP net income from REIT operations (1)	654,209	120,934	820,694
Federal income taxes	50,661	47,328	-
Net book depreciation in excess of tax depreciation	95,468	120,446	77,951
Deferred/prepaid/above-market and below-market rents, net	(31,982)	(38,479)	(31,666)
Fair market value debt amortization	(21,053)	(38,303)	(17,961)
Book/tax differences from executive compensation	31,169	23,248	19,882
Book/tax differences from equity awards	(7,157)	(7,846)	(3,714)
Book/tax differences from defined benefit plan	2,948	-	(2,948)
Book/tax differences from investments in and advances to real estate joint ventures	27,163	11,736	16,030
Book/tax differences from sale of properties	177,772	217,797	(50,955)
Book/tax differences from accounts receivable	(4,284)	(8,430)	(17,707)
Book adjustment to property carrying values and marketable equity securities	(24,275)	335,199	(503,847)
Taxable currency exchange (loss)/gain, net	(2,446)	198	1,945
Tangible property regulation deduction	(65,000)	(61,492)	-
GAAP change in ownership of joint venture interests	(7,574)	45,767	(5,607)
Dividends from TRSs	-	243	23,314
Severance accrual	(573)	(2,065)	(5,608)
Other book/tax differences, net (2)	7,803	2,115	(20,299)
Adjusted REIT taxable income (3)	$882,849	$768,396	$299,504

Certain amounts in the prior periods have been reclassified to conform to the current year presentation in the table above.

(1)	All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to noncontrolling interests and TRSs.
(2)	Includes merger related book/tax differences of $4.8 million and ($20.7) million for the years ended December 31, 2023 and 2021, respectively.
(3)	Includes a long term capital gain of $241.2 million and $251.5 million for the years ended December 31, 2023 and 2022, respectively, for which the Company elected to pay the associated corporate income taxes.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Characterization of Distributions

The following characterizes distributions paid for tax purposes for the years ended December 31, 2023, 2022 and 2021, (amounts in thousands):

	2023		2022		2021
Preferred L Dividends
Ordinary income	$11,432	100%	$9,657	84%	$11,185	97%
Capital gain	-	-	1,839	16%	346	3%
	$11,432	100%	$11,496	100%	$11,531	100%
Preferred M Dividends
Ordinary income	$13,749	100%	$11,615	84%	$13,469	97%
Capital gain	-	-	2,212	16%	417	3%
	$13,749	100%	$13,827	100%	$13,886	100%
Common Dividends
Ordinary income	$622,885	99%	$418,725	81%	$273,272	77%
Capital gain	-	-	82,711	16%	10,647	3%
Return of capital	6,292	1%	15,508	3%	70,980	20%
	$629,177	100%	$516,944	100%	$354,899	100%
Total dividends distributed for tax purposes	$654,358		$542,267		$380,316

For the years ended December 31, 2023 and 2022, the Company elected to retain the proceeds from the sale of ACI stock for general corporate purposes in lieu of distributing to its shareholders. This undistributed long-term capital gain is allocated to, and reportable by, each shareholder, and each shareholder is also entitled to claim a federal income tax credit for its allocable share of the federal income tax paid by the Company. The allocable share of the long-term capital gain and the federal tax credit will be reported to direct holders of Kimco common shares, on Form 2439, and to others in year-end reporting documents issued by brokerage firms if Kimco shares are held in a brokerage account. For the year ended December 31, 2021, cash dividends paid for tax purposes were equivalent to, or in excess of, taxable income.

Taxable REIT Subsidiaries and Taxable Entities

The Company is subject to federal, state and local income taxes on income reported through its TRS activities, which include wholly owned subsidiaries of the Company. The Company’s TRSs include Kimco Realty Services II, Inc., FNC Realty Corporation, Kimco Insurance Company, Weingarten Investments Inc. and the consolidated entity, Blue Ridge Real Estate Company/Big Boulder Corporation.

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities. The Company’s (provision)/benefit for income taxes relating to the Company for the years ended December 31, 2023, 2022 and 2021, are summarized as follows (in thousands):

	2023	2022	2021
TRSs and taxable entities	$(83)	$533	$(3,380)
REIT (1)	(60,869)	(57,187)	-
Total tax provision	$(60,952)	$(56,654)	$(3,380)

(1)

During 2023 and 2022, the Company sold shares of ACI common stock and recognized long-term capital gains for tax purposes of $241.2 million and $251.5 million, respectively. The Company elected to retain the proceeds from these stock sales for general corporate purposes and pay corporate income tax on the taxable gains. During 2023, the Company incurred federal taxes of $50.7 million and state and local taxes of $10.2 million. During 2022, the Company incurred federal taxes of $47.3 million and state and local taxes of $9.9 million. This undistributed long-term capital gain is allocated to, and reportable by, each shareholder, and each shareholder is also entitled to claim a federal income tax credit for its allocable share of the federal income tax paid by the Company. The allocable share of the long-term capital gain and the federal tax credit will be reported to direct holders of Kimco common stock, on Form 2439, and to others in year-end reporting documents issued by brokerage firms if the Company’s common stock is held in a brokerage account.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Deferred Tax Assets, Liabilities and Valuation Allowances

The Company’s deferred tax assets and liabilities at December 31, 2023 and 2022, were as follows (in thousands):

	2023	2022
Deferred tax assets:
Tax/GAAP basis differences	$3,293	$4,165
Net operating losses (1)	4,463	1,836
Valuation allowance	(3,776)	-
Total deferred tax assets	3,980	6,001
Deferred tax liabilities	(5,843)	(6,551)
Net deferred tax liabilities	$(1,863)	$(550)

(1)	Net operating losses do not expire.

The major differences between the GAAP basis of accounting and the basis of accounting used for federal and state income tax reporting consist of depreciation and amortization, impairment charges recorded for GAAP purposes, but not recognized for tax purposes, rental revenue recognized on the straight-line method for GAAP, reserves for doubtful accounts, above-market and below-market lease amortization, differences in GAAP and tax basis of assets sold, and the period in which certain gains were recognized for tax purposes, but not yet recognized under GAAP.

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2023 and 2022.

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

Uncertain Tax Positions

As of December 31, 2023 and 2022, the Company had no accrual for uncertain tax positions and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes. The Company does not believe that the total amount of unrecognized tax benefits as of December 31, 2023, will significantly increase within the next 12 months.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

From October 1, 2007 through December 31, 2023, KIC assumes 100% of the first $250,000 per occurrence risk layer. This coverage is subject to annual aggregates ranging between $7.8 million and $14.2 million per policy year. The annual aggregate is adjustable based on the amount of audited square footage of the insureds’ locations and can be adjusted for subsequent program years. Defense costs erode the stated policy limits. KIC is required to pay the reinsurance provider for unallocated loss adjustment expenses an amount ranging between 8.0% and 12.2% of incurred losses for the policy periods ending September 30, 2008 through February 1, 2021. Beginning February 1, 2021 through February 1, 2025, ULAE is billed on a fee per claim basis ranging between $53 and $1,599 based on the claim type. These amounts do not erode the Company’s per occurrence or aggregate limits.

As of December 31, 2023, the Company maintained letters of credit in the amount of $24.7 million issued in favor of the reinsurance provider to provide security for the Company’s obligations under its agreements with the reinsurance providers.

Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2023 and 2022 is summarized as follows (in thousands):

	2023	2022
Balance at the beginning of the year	$20,202	$19,655
Incurred related to:
Current year	6,097	5,694
Prior years (1)	2,644	125
Total incurred	8,741	5,819
Paid related to:
Current year	(817)	(645)
Prior years	(7,243)	(4,627)
Total paid	(8,060)	(5,272)
Balance at the end of the year	$20,883	$20,202

(1)	Relates to changes in estimates in insured events in the prior years, incurred losses and loss adjustment expenses.

26.  Accumulated Other Comprehensive Income (“AOCI”):

The following table displays the change in the components of AOCI for the years ended December 31, 2023 and 2022 (in thousands):

	Unrealized Gains Related to Defined Benefit Plan	Unrealized Gains Related to Equity Method Investments	Total
Balance as of January 1, 2023	$10,581	$-	$10,581
Other comprehensive income before reclassifications	267	3,329	3,596
Amounts reclassified from AOCI (1)	(10,848)	-	(10,848)
Net current-period other comprehensive income	(10,581)	3,329	(7,252)
Balance as of December 31, 2023	$-	$3,329	$3,329

(1)	Amounts are included in Other income, net on the Company’s Consolidated Statements of Income. See Footnote 23 of the Notes to Consolidated Financial Statements for defined benefit plan disclosure.

Unrealized Gains Related to Defined Benefit Plan
Balance as of January 1, 2022	$2,216
Other comprehensive income before reclassifications	8,365
Amounts reclassified from AOCI	-
Net current-period other comprehensive income	8,365
Balance as of December 31, 2022	$10,581

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

27.  Earnings Per Share:

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	For the Year Ended December 31,
	2023	2022	2021
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$629,252	$100,758	$818,643
Change in estimated redemption value of redeemable noncontrolling interests	2,323	-	2,304
Earnings attributable to participating securities	(2,819)	(2,182)	(5,346)
Net income available to the Company’s common shareholders for basic earnings per share	628,756	98,576	815,601
Distributions on convertible units	53	-	3,087
Net income available to the Company’s common shareholders for diluted earnings per share	$628,809	$98,576	$818,688

Weighted average common shares outstanding – basic	616,947	615,528	506,248
Effect of dilutive securities (1):
Equity awards	1,132	2,283	2,422
Assumed conversion of convertible units	120	47	2,715
Weighted average common shares outstanding – diluted	618,199	617,858	511,385

Net income available to the Company's common shareholders:
Basic earnings per share	$1.02	$0.16	$1.61
Diluted earnings per share	$1.02	$0.16	$1.60

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were 0.3 million stock options that were not dilutive as of December 31, 2022.

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

28.  Subsequent Events:

RPT Merger

On August 28, 2023, the Company and RPT announced that they had entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which the Company would acquire RPT through a series of mergers (collectively the “RPT Merger”). On January 2, 2024, RPT merged with and into the Company, with the Company continuing as the surviving public company. The RPT Merger added 56 open-air shopping centers, 43 of which are wholly owned and 13 of which are owned through a joint venture, comprising 13.3 million square feet of GLA, to the Company’s existing portfolio of 523 properties. In addition, pursuant to the RPT Merger, the Company obtained RPT’s 6% stake in a 49-property net lease joint venture.

Under the terms of the Merger Agreement, each RPT common share was converted into 0.6049 of a newly issued share of the Company’s common stock, together with cash in lieu of fractional shares and each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT was converted into the right to receive one depositary share representing one one-thousandth of a share of Class N Preferred Stock of the Company having the rights, preferences and privileges substantially as set forth in the Merger Agreement, in each case, without interest, and subject to any withholding required under applicable law, upon the terms and subject to the conditions set forth in the Merger Agreement.

The provisional fair market value of the acquired properties will be based upon a valuation prepared by the Company with assistance of a third-party valuation specialist. The Company has engaged a valuation specialist and is in the process of preparing the valuation, including determining the inputs to be used by the third-party specialist in accordance with management’s policy. Therefore, the total consideration, including the purchase price and its allocation, are not yet complete as of this filing. Once the total consideration and purchase price and allocation are determined, any excess purchase price, which could differ materially, may result in the recognition of goodwill, the amount of which may be significant.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The number of RPT shares/units outstanding as of January 2, 2024, converted to shares of the Company’s shares/units were determined as follows (amounts presented in thousands, except per share data):

	Common Shares (1)	OP Units (2)	Cumulative Convertible Perpetual Preferred Shares (3)
RPT shares/units outstanding as of January 2, 2024	87,675	1,576	1,849
Exchange ratio	0.6049	0.6049	1.0000
Kimco shares/units issued	53,034	953	1,849

Value of Kimco stock per share/unit	$22.0005	$22.0005	$57.13
Equity consideration given from Kimco shares/units issued	$1,166,775	$20,975	$105,607

(1)	The Company paid cash in lieu of issuing fractional Kimco common shares, which is included in “Cash Consideration” caption in the table below.
(2)	Upon consummation of the RPT Merger, the Parent Company owns 99.86% of the outstanding OP Units in Kimco OP, which is no longer a disregarded entity for federal income tax purposes.
(3)	The Company issued 1,849 shares of Class N Preferred Stock with a par value of $1.00 per share, represented by 1,848,539 depositary shares. The liquidation preference is $92.4 million ($50.00 per depositary share) and the shareholders are entitled to fixed annual dividends of $3.625 per depositary share. The Class N Preferred Stock depositary shares are convertible at any time by the holders to 2.3071 of the Company’s common shares or under certain circumstances by the Company’s election.

The following table presents the total value of stock consideration paid by Kimco at the close of the RPT Merger (in thousands):

	Calculated Value of RPT Consideration	Cash Consideration*	Total Value of Consideration
As of January 2, 2024	$1,293,357	$148,881	$1,442,238

* Amount includes $130.0 million to pay off the outstanding balance on RPT’s credit facility at closing, additional consideration of approximately $18.9 million relating to transaction costs incurred by RPT and $0.1 million of cash paid in lieu of issuing fractional Kimco common shares.

In connection with the RPT Merger, the Company assumed $511.5 million of senior unsecured notes with maturities ranging from 2026 to 2031, which bore interest at rates ranging from 3.64% to 4.74%. The RPT Merger triggered a change in control and as such, in January 2024, the Company repaid these notes, including any accrued interest.

In addition, in connection with the RPT Merger, the Company assumed and amended $310.0 million of unsecured term loans, which were outstanding under RPT's Sixth Amended and Restated Credit Agreement ("RPT Credit Facility"). The term loans consist of the following tranches: (i) $50.0 million maturing in 2026, (ii) $100.0 million maturing in 2027, (iii) $50.0 million maturing in 2027 and (iv) $110.0 million maturing in 2028. The Company entered into a Seventh Amended and Restated Credit Agreement, through which the current term loans were terminated and new term loans were issued to replace the current loans. The new term loans retained the amounts and maturities of the current term loans, however the rates (Adjusted Term SOFR plus 0.905%) and covenants were revised to match those within the Company's Credit Facility. The rates fluctuate in accordance with changes in Kimco’s senior debt ratings. The Company entered into swap rate agreements with various lenders swapping the interest rates to fixed rates ranging from 4.674% to 4.875%.

Amended and Restated Limited Liability Company Agreement

On January 2, 2024, the Parent Company, as managing member of Kimco OP, entered into an amended and restated limited liability company agreement of Kimco OP (the “Amended and Restated Limited Liability Company Agreement”), providing for, among other things, the creation of Class N Preferred Units of Kimco OP, having the preferences, rights and limitations set forth therein, and certain modifications to the provisions regarding LTIP Units (as defined in the Amended and Restated Limited Liability Company Agreement), including provisions governing distribution and tax allocation requirements and the procedures for converting LTIP Units.

Notes Payable

On January 2, 2024, the Company entered into a new $200.0 million unsecured term loan credit facility pursuant to a credit agreement, among the Company, TD Bank, N.A., as administrative agent and the other parties thereto. This unsecured term loan accrues interest at a spread (currently 0.850%) to the Adjusted Term SOFR Rate (as defined in the credit agreement) or, at the Company’s option, a spread (currently 0.000%) to a base rate defined in the credit agreement, that in each case fluctuates in accordance with changes in the Company’s senior debt ratings. The covenants are similar to those in the Company’s Credit Facility, see Footnote 12 of the Notes to Consolidated Financial Statements.

In addition, in January 2024, the Company paid off the remaining $246.2 million of its 4.45% senior unsecured notes, which were scheduled to mature in January 2024.

Albertsons Companies, Inc.

In February 2024, the Company sold its remaining 14.2 million shares of ACI held by the Company, generating net proceeds of $299.1 million. For tax purposes, the Company will recognize a long-term capital gain of $288.7 million during the three months ended March 31, 2024. The Company anticipates retaining the proceeds from this stock sale for general corporate purposes and will incur estimated corporate taxes of $72.9 million on the taxable gain.

Common Stock and Preferred

During January 2024, the Company’s Board of Directors approved the extension of the Company’s common stock share repurchase program through February 28, 2026.  In addition, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L preferred stock, 1,047,000 depositary shares of Class M preferred stock, and 185,000 depositary shares of Class N preferred stock through February 28, 2026.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2023
Allowance for uncollectable accounts (1)	$6,982	$-	$-	$(2,454)	$4,528
Allowance for deferred tax asset	$-	$-	$3,776	$-	$3,776

Year Ended December 31, 2022
Allowance for uncollectable accounts (1)	$8,339	$-	$-	$(1,357)	$6,982
Allowance for deferred tax asset	$4,067	$-	$(4,067)	$-	$-

Year Ended December 31, 2021
Allowance for uncollectable accounts (1)	$22,377	$-	$-	$(14,038)	$8,339
Allowance for deferred tax asset	$36,957	$-	$(32,890)	$-	$4,067

(1)	Includes allowances on accounts receivable and straight-line rents.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2023

(in thousands)

		INITIAL COST		COST CAPITALIZED SUBSEQUENT TO		BUILDING			TOTAL COST, NET OF		DATE OF
			BUILDING AND	ACQUISITION		AND		ACCUMULATED	ACCUMULATED	ENCUMBRANCES	ACQUISITION(A)
DESCRIPTION	State	LAND	IMPROVEMENTS	(1)	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	DEPRECIATION	(2)	CONSTRUCTION(C)
SHOPPING CENTERS
ARCADIA BILTMORE PLAZA	AZ	$850	$1,212	$68	$850	$1,280	$2,130	$286	$1,844	$-	2021(A)
BELL CAMINO CENTER	AZ	2,427	6,439	1,155	2,427	7,594	10,021	2,966	7,055	-	2012(A)
BELL CAMINO-SAFEWAY PARCEL	AZ	1,104	4,574	-	1,104	4,574	5,678	667	5,011	-	2019(A)
BROADWAY MARKETPLACE	AZ	3,517	10,303	529	3,518	10,830	14,348	1,537	12,811	-	2021(A)
CAMELBACK MILLER PLAZA	AZ	6,236	29,230	790	6,237	30,019	36,256	4,067	32,189	-	2021(A)
CAMELBACK VILLAGE SQUARE	AZ	-	13,038	427	-	13,465	13,465	1,917	11,548	-	2021(A)
CHRISTOWN SPECTRUM	AZ	33,831	91,004	24,078	76,639	72,274	148,913	21,138	127,775	-	2015(A)
COLLEGE PARK SHOPPING CENTER	AZ	3,277	7,741	923	3,277	8,663	11,940	3,569	8,371	-	2011(A)
DESERT VILLAGE	AZ	6,465	22,025	311	6,465	22,336	28,801	2,767	26,034	-	2021(A)
ENTRADA DE ORO PLAZA	AZ	5,700	11,044	(47)	5,700	10,997	16,697	1,521	15,176	-	2021(A)
FOUNTAIN PLAZA	AZ	4,794	20,373	79	4,794	20,453	25,247	1,929	23,318	-	2021(A)
MADERA VILLAGE	AZ	3,980	8,110	219	3,980	8,330	12,310	1,266	11,044	-	2021(A)
MADISON VILLAGE MARKETPLACE	AZ	4,090	18,343	167	4,090	18,510	22,600	2,004	20,596	-	2021(A)
MESA RIVERVIEW	AZ	15,000	-	143,883	308	158,574	158,882	78,144	80,738	-	2005(C)
METRO SQUARE	AZ	4,101	16,411	2,799	4,101	19,211	23,312	12,342	10,970	-	1998(A)
MONTE VISTA VILLAGE CENTER	AZ	4,064	8,344	(11)	4,064	8,333	12,397	1,050	11,347	-	2021(A)
NORTH VALLEY	AZ	6,862	18,201	15,177	4,796	35,444	40,240	9,261	30,979	-	2011(A)
PLAZA AT MOUNTAINSIDE	AZ	2,450	9,802	2,905	2,450	12,706	15,156	8,510	6,646	-	1997(A)
PLAZA DEL SOL	AZ	5,325	21,270	2,656	4,578	24,673	29,251	12,107	17,144	-	1998(A)
PUEBLO ANOZIRA	AZ	7,734	27,063	449	7,734	27,512	35,246	3,153	32,093	11,803	2021(A)
RAINTREE RANCH CENTER	AZ	7,720	30,743	(129)	7,720	30,614	38,334	3,113	35,221	-	2021(A)
RED MOUNTAIN GATEWAY	AZ	4,653	10,410	3,791	4,653	14,200	18,853	1,144	17,709	-	2021(A)
SCOTTSDALE HORIZON	AZ	8,191	36,728	1,693	8,191	38,421	46,612	3,861	42,751	-	2021(A)
SCOTTSDALE WATERFRONT	AZ	15,872	30,112	173	15,872	30,285	46,157	3,726	42,431	-	2021(A)
SHOPPES AT BEARS PATH	AZ	3,445	2,874	103	3,445	2,977	6,422	369	6,053	-	2021(A)
SQUAW PEAK PLAZA	AZ	2,515	17,021	71	2,515	17,092	19,607	2,011	17,596	-	2021(A)
VILLAGE CROSSROADS	AZ	5,663	24,981	1,794	5,663	26,774	32,437	9,129	23,308	-	2011(A)
280 METRO CENTER	CA	38,735	94,903	2,014	38,735	96,917	135,652	22,774	112,878	-	2015(A)
580 MARKET PLACE	CA	12,769	48,768	287	12,769	49,055	61,824	4,314	57,510	-	2021(A)
8000 SUNSET STRIP S.C.	CA	43,012	85,115	1,034	43,012	86,148	129,160	9,710	119,450	-	2021(A)
AAA BUILDING AT STEVENS CREEK	CA	1,661	3,114	-	1,661	3,114	4,775	333	4,442	-	2021(A)
ANAHEIM PLAZA	CA	34,228	73,765	6,169	34,228	79,934	114,162	10,398	103,764	-	2021(A)
BLACK MOUNTAIN VILLAGE	CA	4,678	11,913	2,241	4,678	14,154	18,832	6,344	12,488	-	2007(A)
BROOKHURST CENTER	CA	10,493	31,358	4,051	22,300	23,602	45,902	6,819	39,083	-	2016(A)
BROOKVALE SHOPPING CENTER	CA	14,050	19,771	1,241	14,050	21,011	35,061	2,905	32,156	-	2021(A)
CAMBRIAN PARK PLAZA	CA	41,258	2,015	2,298	41,258	4,313	45,571	810	44,761	-	2021(A)
CENTERWOOD PLAZA	CA	10,981	10,702	195	10,981	10,897	21,878	1,498	20,380	-	2021(A)
CHICO CROSSROADS	CA	9,976	30,535	(5,399)	7,905	27,207	35,112	12,329	22,783	-	2008(A)
CHINO HILLS MARKETPLACE	CA	17,702	72,529	967	17,702	73,496	91,198	8,045	83,153	-	2021(A)
CITY HEIGHTS	CA	10,687	28,325	(435)	13,909	24,668	38,577	7,030	31,547	-	2012(A)
CORONA HILLS PLAZA	CA	13,361	53,373	13,790	13,361	67,163	80,524	43,815	36,709	-	1998(A)
COSTCO PLAZA - 541	CA	4,996	19,983	(762)	4,996	19,221	24,217	12,714	11,503	-	1998(A)
CREEKSIDE CENTER	CA	3,871	11,563	2,696	5,154	12,975	18,129	2,404	15,725	-	2016(A)
CROCKER RANCH	CA	7,526	24,878	(107)	7,526	24,770	32,296	6,315	25,981	-	2015(A)
CUPERTINO VILLAGE	CA	19,886	46,535	27,949	19,886	74,484	94,370	27,845	66,525	-	2006(A)
EL CAMINO PROMENADE	CA	7,372	37,592	5,200	7,372	42,792	50,164	4,268	45,896	-	2021(A)
FREEDOM CENTRE	CA	8,933	18,622	125	8,933	18,746	27,679	2,637	25,042	-	2021(A)
FULTON MARKET PLACE	CA	2,966	6,921	16,928	6,280	20,535	26,815	6,679	20,136	-	2005(A)
GATEWAY AT DONNER PASS	CA	4,516	8,319	14,671	8,759	18,747	27,506	3,825	23,681	-	2015(A)
GATEWAY PLAZA	CA	18,372	65,851	(334)	18,372	65,516	83,888	6,197	77,691	23,363	2021(A)
GREENHOUSE MARKETPLACE	CA	10,976	27,721	101	10,976	27,822	38,798	3,590	35,208	-	2021(A)
GREENHOUSE MARKETPLACE II	CA	5,346	7,188	(227)	5,346	6,961	12,307	835	11,472	-	2021(A)
HOME DEPOT PLAZA	CA	4,592	18,345	1	4,592	18,345	22,937	12,207	10,730	-	1998(A)
KENNETH HAHN PLAZA	CA	4,115	7,661	(695)	-	11,082	11,082	5,405	5,677	-	2010(A)
LA MIRADA THEATRE CENTER	CA	8,817	35,260	46	6,889	37,234	44,123	24,286	19,837	-	1998(A)
LA VERNE TOWN CENTER	CA	8,414	23,856	13,176	16,362	29,084	45,446	8,823	36,623	-	2014(A)
LABAND VILLAGE SHOPPING CENTER	CA	5,600	13,289	(920)	5,607	12,362	17,969	7,202	10,767	-	2008(A)
LAKEWOOD PLAZA	CA	1,294	3,669	(1,265)	-	3,699	3,699	947	2,752	-	2014(A)
LAKEWOOD VILLAGE	CA	8,597	24,375	(182)	11,683	21,107	32,790	6,942	25,848	-	2014(A)
LARWIN SQUARE SHOPPING CENTER	CA	17,234	39,731	6,731	17,234	46,462	63,696	3,927	59,769	-	2023(A)
LINCOLN HILLS TOWN CENTER	CA	8,229	26,127	433	8,229	26,560	34,789	8,144	26,645	-	2015(A)
LINDA MAR SHOPPING CENTER	CA	16,549	37,521	5,284	16,549	42,805	59,354	13,027	46,327	-	2014(A)
MADISON PLAZA	CA	5,874	23,476	4,980	5,874	28,456	34,330	16,743	17,587	-	1998(A)
MARINA VILLAGE	CA	14,108	27,414	8,051	14,108	35,465	49,573	2,817	46,756	-	2023(A)
NORTH COUNTY PLAZA	CA	10,205	28,934	785	20,895	19,028	39,923	5,816	34,107	-	2014(A)
NOVATO FAIR S.C.	CA	9,260	15,600	2,244	9,260	17,844	27,104	8,465	18,639	-	2009(A)
ON THE CORNER AT STEVENS CREEK	CA	1,825	4,641	2	1,825	4,642	6,467	464	6,003	-	2021(A)
PLAZA DI NORTHRIDGE	CA	12,900	40,575	1,798	12,900	42,373	55,273	19,185	36,088	-	2005(A)
POWAY CITY CENTRE	CA	5,855	13,792	9,252	7,248	21,652	28,900	11,734	17,166	-	2005(A)
RANCHO PENASQUITOS TOWNE CTR I	CA	14,852	20,342	808	14,852	21,150	36,002	5,622	30,380	-	2015(A)
RANCHO PENASQUITOS TWN CTR II	CA	12,945	20,324	860	12,945	21,183	34,128	5,536	28,592	-	2015(A)
RANCHO PENASQUITOS-VONS PROP.	CA	2,918	9,146	-	2,918	9,146	12,064	1,241	10,823	-	2019(A)
RANCHO SAN MARCOS VILLAGE	CA	9,050	29,357	6,926	9,483	35,850	45,333	2,777	42,556	-	2021(A)
REDWOOD CITY PLAZA	CA	2,552	6,215	5,901	2,552	12,116	14,668	3,744	10,924	-	2009(A)
SAN DIEGO CARMEL MOUNTAIN	CA	5,323	8,874	(1,898)	5,323	6,976	12,299	2,719	9,580	-	2009(A)
SAN MARCOS PLAZA	CA	1,883	12,044	3,074	1,883	15,118	17,001	1,124	15,877	-	2021(A)
SANTEE TROLLEY SQUARE	CA	40,209	62,964	309	40,209	63,274	103,483	23,003	80,480	-	2015(A)
SILVER CREEK PLAZA	CA	33,541	53,176	246	33,541	53,423	86,964	5,533	81,431	-	2021(A)
SOUTH NAPA MARKET PLACE	CA	1,100	22,159	21,848	23,119	21,988	45,107	14,220	30,887	-	2006(A)
SOUTHAMPTON CENTER	CA	10,289	64,096	195	10,289	64,291	74,580	6,112	68,468	20,053	2021(A)
STANFORD RANCH	CA	10,584	30,007	3,166	9,983	33,774	43,757	8,690	35,067	-	2014(A)
STEVENS CREEK CENTRAL S.C.	CA	41,818	45,886	540	41,818	46,427	88,245	5,891	82,354	-	2021(A)
STONY POINT PLAZA	CA	10,361	38,054	(229)	10,361	37,824	48,185	3,922	44,263	-	2021(A)
TRUCKEE CROSSROADS	CA	2,140	28,325	(18,609)	2,140	9,716	11,856	6,387	5,469	-	2006(A)
TUSTIN HEIGHTS SHOPPING CENTER	CA	16,745	30,953	5,880	16,745	36,834	53,579	2,214	51,365	-	2023(A)
WESTLAKE SHOPPING CENTER	CA	16,174	64,819	116,460	16,174	181,279	197,453	77,758	119,695	-	2002(A)
WESTMINSTER CENTER	CA	60,428	64,973	907	60,428	65,880	126,308	10,475	115,833	48,075	2021(A)
WHITTWOOD TOWN CENTER	CA	57,136	105,815	4,780	57,139	110,591	167,730	27,690	140,040	-	2017(A)
CROSSING AT STONEGATE	CO	11,909	33,111	231	11,909	33,343	45,252	3,471	41,781	-	2021(A)
DENVER WEST 38TH STREET	CO	161	647	332	161	979	1,140	761	379	-	1998(A)
EAST BANK S.C.	CO	1,501	6,180	8,417	1,501	14,597	16,098	5,448	10,650	-	1998(A)
EDGEWATER MARKETPLACE	CO	7,807	32,706	537	7,807	33,243	41,050	3,217	37,833	-	2021(A)
ENGLEWOOD PLAZA	CO	806	3,233	1,081	806	4,314	5,120	2,678	2,442	-	1998(A)
GREELEY COMMONS	CO	3,313	20,070	4,467	3,313	24,536	27,849	7,488	20,361	-	2012(A)
HERITAGE WEST S.C.	CO	1,527	6,124	2,856	1,527	8,979	10,506	5,560	4,946	-	1998(A)
HIGHLANDS RANCH II	CO	3,515	11,756	1,515	3,515	13,271	16,786	4,465	12,321	-	2013(A)
HIGHLANDS RANCH VILLAGE S.C.	CO	8,135	21,580	1,212	5,337	25,591	30,928	7,455	23,473	-	2011(A)
LOWRY TOWN CENTER	CO	3,271	32,685	858	3,271	33,543	36,814	3,085	33,729	-	2021(A)
MARKET AT SOUTHPARK	CO	9,783	20,780	6,256	9,783	27,035	36,818	8,412	28,406	-	2011(A)
NORTHRIDGE SHOPPING CENTER	CO	4,933	16,496	4,389	8,934	16,883	25,817	8,357	17,460	-	2013(A)
QUINCY PLACE S.C.	CO	1,148	4,608	3,081	1,148	7,689	8,837	4,826	4,011	-	1998(A)
RIVER POINT AT SHERIDAN	CO	13,223	30,444	1,390	12,331	32,726	45,057	6,156	38,901	-	2021(A)
RIVER POINT AT SHERIDAN II	CO	1,255	4,231	-	1,255	4,231	5,486	487	4,999	-	2021(A)
VILLAGE CENTER - HIGHLAND RANCH	CO	1,140	2,660	284	1,140	2,944	4,084	757	3,327	-	2014(A)
VILLAGE CENTER WEST	CO	2,011	8,361	826	2,011	9,186	11,197	2,496	8,701	-	2011(A)
VILLAGE ON THE PARK	CO	2,194	8,886	20,019	3,018	28,081	31,099	9,384	21,715	-	1998(A)
BRIGHT HORIZONS	CT	1,212	4,611	128	1,212	4,740	5,952	1,713	4,239	-	2012(A)
HAMDEN MART	CT	13,668	40,890	6,784	14,226	47,116	61,342	13,565	47,777	17,580	2016(A)
HOME DEPOT PLAZA	CT	7,705	30,798	4,206	7,705	35,004	42,709	22,022	20,687	-	1998(A)
NEWTOWN S.C.	CT	-	15,635	425	-	16,059	16,059	3,835	12,224	-	2014(A)
WEST FARM SHOPPING CENTER	CT	5,806	23,348	20,688	7,585	42,257	49,842	23,677	26,165	-	1998(A)
WILTON CAMPUS	CT	10,169	31,893	2,845	10,169	34,739	44,908	10,666	34,242	-	2013(A)
WILTON RIVER PARK SHOPPING CTR	CT	7,155	27,509	1,264	7,155	28,772	35,927	8,680	27,247	-	2012(A)
BRANDYWINE COMMONS	DE	-	36,057	(548)	-	35,509	35,509	9,785	25,724	-	2014(A)
ARGYLE VILLAGE	FL	5,228	36,814	294	5,228	37,108	42,336	5,113	37,223	-	2021(A)
BELMART PLAZA	FL	1,656	3,394	5,818	1,656	9,212	10,868	2,306	8,562	-	2014(A)
BOCA LYONS PLAZA	FL	13,280	37,751	309	13,280	38,061	51,341	3,796	47,545	-	2021(A)
CAMINO SQUARE	FL	574	2,296	(395)	734	1,742	2,476	39	2,437	-	1992(A)
CARROLLWOOD COMMONS	FL	5,220	16,884	4,765	5,220	21,649	26,869	13,162	13,707	-	1997(A)
CENTER AT MISSOURI AVENUE	FL	294	792	6,973	294	7,765	8,059	2,657	5,402	-	1968(C)
CHEVRON OUTPARCEL	FL	531	1,253	-	531	1,253	1,784	487	1,297	-	2010(A)
COLONIAL PLAZA	FL	25,516	54,604	5,782	25,516	60,385	85,901	8,975	76,926	-	2021(A)
CORAL POINTE S.C.	FL	2,412	20,508	1,015	2,412	21,523	23,935	5,307	18,628	-	2015(A)
CORAL SQUARE PROMENADE	FL	710	2,843	4,212	710	7,054	7,764	5,005	2,759	-	1994(A)
CORSICA SQUARE S.C.	FL	7,225	10,757	354	7,225	11,111	18,336	3,185	15,151	-	2015(A)
COUNTRYSIDE CENTRE	FL	11,116	41,581	1,662	11,116	43,243	54,359	5,170	49,189	-	2021(A)
CURLEW CROSSING SHOPPING CTR	FL	5,316	12,529	1,003	3,312	15,536	18,848	8,151	10,697	-	2005(A)
DANIA POINTE	FL	105,113	-	35,582	26,094	114,600	140,694	12,789	127,905	-	2016(C)
DANIA POINTE - PHASE II (3)	FL	-	-	273,761	26,715	247,046	273,761	19,551	254,210	-	2016(C)
EMBASSY LAKES	FL	6,565	18,104	694	6,565	18,797	25,362	1,705	23,657	-	2021(A)
FLAGLER PARK	FL	26,163	80,737	6,379	26,725	86,554	113,279	33,786	79,493	-	2007(A)
FT LAUDERDALE #1, FL	FL	1,003	2,602	18,506	1,774	20,337	22,111	13,102	9,009	-	1974(C)
FT. LAUDERDALE/CYPRESS CREEK	FL	14,259	28,042	4,384	14,259	32,425	46,684	14,403	32,281	-	2009(A)
GRAND OAKS VILLAGE	FL	7,409	19,654	675	5,846	21,892	27,738	6,839	20,899	-	2011(A)
GROVE GATE S.C.	FL	366	1,049	793	366	1,842	2,208	1,699	509	-	1968(C)
IVES DAIRY CROSSING	FL	733	4,080	11,713	721	15,806	16,527	11,307	5,220	-	1985(A)
KENDALE LAKES PLAZA	FL	18,491	28,496	(377)	15,362	31,248	46,610	11,907	34,703	-	2009(A)
LARGO PLAZA	FL	23,571	63,604	137	23,571	63,742	87,313	7,956	79,357	-	2021(A)
MAPLEWOOD PLAZA	FL	1,649	6,626	2,104	1,649	8,729	10,378	5,689	4,689	-	1997(A)
MARATHON SHOPPING CENTER	FL	2,413	8,069	3,525	1,515	12,491	14,006	2,685	11,321	-	2013(A)
MERCHANTS WALK	FL	2,581	10,366	11,137	2,581	21,503	24,084	13,163	10,921	-	2001(A)
MILLENIA PLAZA PHASE II	FL	7,711	20,703	6,031	7,698	26,748	34,446	11,942	22,504	-	2009(A)
MILLER ROAD S.C.	FL	1,138	4,552	4,736	1,138	9,288	10,426	6,569	3,857	-	1986(A)
MILLER WEST PLAZA	FL	6,726	10,661	396	6,726	11,057	17,783	2,995	14,788	-	2015(A)
MISSION BELL SHOPPING CENTER	FL	5,056	11,843	8,816	5,067	20,648	25,715	9,244	16,471	-	2004(A)
NASA PLAZA	FL	-	1,754	5,313	-	7,067	7,067	4,944	2,123	-	1968(C)
OAK TREE PLAZA	FL	-	917	2,526	-	3,443	3,443	2,998	445	-	1968(C)
OAKWOOD BUSINESS CTR-BLDG 1	FL	6,793	18,663	4,325	6,793	22,988	29,781	9,701	20,080	-	2009(A)
OAKWOOD PLAZA NORTH	FL	35,301	141,731	2,930	35,301	144,661	179,962	30,423	149,539	-	2016(A)
OAKWOOD PLAZA SOUTH	FL	11,127	40,592	73	11,127	40,665	51,792	9,371	42,421	-	2016(A)
PALMS AT TOWN & COUNTRY	FL	30,137	94,674	2,345	30,137	97,019	127,156	10,313	116,843	-	2021(A)
PALMS AT TOWN & COUNTRY LIFESTYLE	FL	26,597	92,088	611	26,597	92,699	119,296	9,901	109,395	-	2021(A)
PARK HILL PLAZA	FL	10,764	19,264	1,826	10,764	21,089	31,853	6,694	25,159	-	2011(A)
PHILLIPS CROSSING	FL	-	53,536	460	-	53,996	53,996	6,248	47,748	-	2021(A)
PLANTATION CROSSING	FL	2,782	8,077	3,345	2,782	11,423	14,205	2,523	11,682	-	2017(A)
POMPANO POINTE S.C.	FL	10,517	14,356	641	10,517	14,997	25,514	3,279	22,235	-	2012(A)
RENAISSANCE CENTER	FL	9,104	36,541	14,853	9,123	51,374	60,497	27,234	33,263	-	1998(A)
RIVERPLACE SHOPPING CTR.	FL	7,503	31,011	3,290	7,200	34,604	41,804	13,796	28,008	-	2010(A)
RIVERSIDE LANDINGS S.C.	FL	3,512	14,440	838	3,512	15,278	18,790	3,809	14,981	-	2015(A)
SEA RANCH CENTRE	FL	3,298	21,259	340	3,298	21,598	24,896	2,324	22,572	-	2021(A)
SHOPPES AT DEERFIELD	FL	19,069	69,485	(43)	19,069	69,441	88,510	7,812	80,698	-	2021(A)
SHOPPES AT DEERFIELD II	FL	788	6,388	10	788	6,397	7,185	609	6,576	-	2021(A)
SHOPS AT SANTA BARBARA PHASE 1	FL	743	5,374	242	743	5,616	6,359	1,459	4,900	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 2	FL	332	2,489	46	332	2,535	2,867	657	2,210	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 3	FL	330	2,359	118	330	2,476	2,806	574	2,232	-	2015(A)
SODO S.C.	FL	-	68,139	6,562	142	74,559	74,701	27,766	46,935	-	2008(A)
SOUTH MIAMI S.C.	FL	1,280	5,134	5,120	1,280	10,254	11,534	6,034	5,500	-	1995(A)
SUNSET 19 S.C.	FL	12,460	55,354	108	12,460	55,462	67,922	6,373	61,549	-	2021(A)
TJ MAXX PLAZA	FL	10,341	38,660	195	10,341	38,855	49,196	4,152	45,044	-	2021(A)
TRI-CITY PLAZA	FL	2,832	11,329	24,300	2,832	35,629	38,461	10,219	28,242	-	1992(A)
TUTTLEBEE PLAZA	FL	255	828	2,910	255	3,738	3,993	2,551	1,442	-	2008(A)
UNIVERSITY TOWN CENTER	FL	5,515	13,041	579	5,515	13,621	19,136	5,136	14,000	-	2011(A)
VILLAGE COMMONS S.C.	FL	2,026	5,106	2,032	2,026	7,138	9,164	2,422	6,742	-	2013(A)
VILLAGE COMMONS SHOPPING CENTER	FL	2,192	8,774	7,950	2,192	16,724	18,916	8,768	10,148	-	1998(A)
VILLAGE GREEN CENTER	FL	11,405	13,466	140	11,405	13,607	25,012	2,160	22,852	16,852	2021(A)
VIZCAYA SQUARE	FL	5,773	20,965	252	5,773	21,217	26,990	2,430	24,560	-	2021(A)
WELLINGTON GREEN COMMONS	FL	19,528	32,521	85	19,528	32,605	52,133	3,831	48,302	14,598	2021(A)
WELLINGTON GREEN PAD SITES	FL	3,854	1,777	3,046	3,854	4,823	8,677	383	8,294	-	2021(A)
WINN DIXIE-MIAMI	FL	2,990	9,410	(52)	3,544	8,804	12,348	2,214	10,134	-	2013(A)
WINTER PARK CORNERS	FL	5,191	42,530	151	5,191	42,681	47,872	3,833	44,039	-	2021(A)
BRAELINN VILLAGE	GA	7,315	20,739	19	3,731	24,342	28,073	6,665	21,408	-	2014(A)
BROWNSVILLE COMMONS	GA	593	5,488	(12)	593	5,475	6,068	611	5,457	-	2021(A)
CAMP CREEK MARKETPLACE II	GA	4,441	38,596	212	4,441	38,808	43,249	4,045	39,204	-	2021(A)
EMBRY VILLAGE	GA	18,147	33,010	4,714	18,161	37,710	55,871	25,553	30,318	-	2008(A)
GRAYSON COMMONS	GA	2,600	13,358	4	2,600	13,362	15,962	1,653	14,309	-	2021(A)
LAKESIDE MARKETPLACE	GA	2,238	28,579	1,251	2,238	29,830	32,068	2,969	29,099	-	2021(A)
LAWRENCEVILLE MARKET	GA	8,878	29,691	1,695	9,060	31,204	40,264	10,828	29,436	-	2013(A)
MARKET AT HAYNES BRIDGE	GA	4,881	21,549	3,249	4,890	24,788	29,678	10,353	19,325	-	2008(A)
PERIMETER EXPO PROPERTY	GA	14,770	44,295	2,582	16,142	45,506	61,648	11,302	50,346	-	2016(A)
PERIMETER VILLAGE	GA	5,418	67,522	(215)	5,418	67,307	72,725	7,224	65,501	25,828	2021(A)
RIVERWALK MARKETPLACE	GA	3,512	18,863	403	3,388	19,390	22,778	4,463	18,315	-	2015(A)
ROSWELL CORNERS	GA	4,536	47,054	702	4,536	47,756	52,292	4,447	47,845	-	2021(A)
ROSWELL CROSSING	GA	6,270	45,338	297	6,270	45,635	51,905	4,796	47,109	-	2021(A)
CLIVE PLAZA	IA	501	2,002	-	501	2,002	2,503	1,433	1,070	-	1996(A)
HAWTHORN HILLS SQUARE	IL	6,784	33,034	3,652	6,784	36,687	43,471	14,164	29,307	-	2012(A)
PLAZA DEL PRADO	IL	10,204	28,410	1,670	10,172	30,113	40,285	7,282	33,003	-	2017(A)
SKOKIE POINTE	IL	-	2,276	9,794	2,628	9,442	12,070	5,472	6,598	-	1997(A)
GREENWOOD S.C.	IN	423	1,883	21,522	1,641	22,187	23,828	6,142	17,686	-	1970(C)
FESTIVAL ON JEFFERSON COURT	KY	5,627	26,790	349	5,627	27,139	32,766	3,761	29,005	-	2021(A)
ADAMS PLAZA	MA	2,089	3,227	251	2,089	3,478	5,567	1,008	4,559	-	2014(A)
BROADWAY PLAZA	MA	6,485	343	-	6,485	343	6,828	244	6,584	-	2014(A)
FALMOUTH PLAZA	MA	2,361	13,066	2,012	2,361	15,078	17,439	3,692	13,747	-	2014(A)
FELLSWAY PLAZA	MA	5,300	11,014	1,304	5,300	12,319	17,619	3,556	14,063	-	2014(A)
FESTIVAL OF HYANNIS S.C.	MA	15,038	40,683	2,936	15,038	43,618	58,656	12,924	45,732	-	2014(A)
GLENDALE SQUARE	MA	4,699	7,141	741	4,699	7,882	12,581	2,237	10,344	-	2014(A)
LINDEN PLAZA	MA	4,628	3,535	701	4,628	4,235	8,863	1,922	6,941	-	2014(A)
MAIN ST. PLAZA	MA	556	2,139	(33)	523	2,139	2,662	781	1,881	-	2014(A)
MEMORIAL PLAZA	MA	16,411	27,554	1,333	16,411	28,887	45,298	6,888	38,410	-	2014(A)
MILL ST. PLAZA	MA	4,195	6,203	1,445	4,195	7,647	11,842	1,929	9,913	-	2014(A)
MORRISSEY PLAZA	MA	4,097	3,751	2,761	4,097	6,512	10,609	943	9,666	-	2014(A)
NORTH AVE. PLAZA	MA	1,164	1,195	302	1,164	1,497	2,661	489	2,172	-	2014(A)
NORTH QUINCY PLAZA	MA	6,333	17,954	(102)	3,894	20,291	24,185	4,889	19,296	-	2014(A)
PARADISE PLAZA	MA	4,183	12,195	1,281	4,183	13,476	17,659	4,086	13,573	-	2014(A)
VINNIN SQUARE IN-LINE	MA	582	2,095	28	582	2,123	2,705	488	2,217	-	2014(A)
VINNIN SQUARE PLAZA	MA	5,545	16,324	569	5,545	16,893	22,438	5,632	16,806	-	2014(A)
WASHINGTON ST. PLAZA	MA	11,008	5,652	10,543	12,958	14,245	27,203	4,913	22,290	-	2014(A)
WASHINGTON ST. S.C.	MA	7,381	9,987	3,388	7,381	13,374	20,755	3,412	17,343	-	2014(A)
WAVERLY PLAZA	MA	1,215	3,623	1,174	1,203	4,810	6,013	1,225	4,788	-	2014(A)
CENTRE COURT-GIANT	MD	3,854	12,770	128	3,854	12,898	16,752	4,573	12,179	2,935	2011(A)
CENTRE COURT-OLD COURT/COURTYD	MD	2,279	5,285	96	2,279	5,381	7,660	1,681	5,979	-	2011(A)
CENTRE COURT-RETAIL/BANK	MD	1,035	7,786	892	1,035	8,678	9,713	2,489	7,224	181	2011(A)
COLUMBIA CROSSING	MD	3,613	34,345	3,689	3,613	38,035	41,648	8,457	33,191	-	2015(A)
COLUMBIA CROSSING II SHOP.CTR.	MD	3,138	19,868	4,614	3,138	24,482	27,620	6,480	21,140	-	2013(A)
COLUMBIA CROSSING OUTPARCELS	MD	1,279	2,871	49,620	14,854	38,916	53,770	6,913	46,857	-	2011(A)
DORSEY'S SEARCH VILLAGE CENTER	MD	6,322	27,996	1,093	6,322	29,089	35,411	6,620	28,791	-	2015(A)
ENCHANTED FOREST S.C.	MD	20,124	34,345	2,114	20,124	36,459	56,583	9,522	47,061	-	2014(A)
FULLERTON PLAZA	MD	14,238	6,744	16,672	14,238	23,416	37,654	4,342	33,312	-	2014(A)
GAITHERSBURG S.C.	MD	245	6,788	2,051	245	8,839	9,084	5,437	3,647	-	1999(A)
GREENBRIER S.C.	MD	8,891	30,305	1,247	8,891	31,552	40,443	8,176	32,267	-	2014(A)
HARPER'S CHOICE	MD	8,429	18,374	2,071	8,429	20,445	28,874	5,217	23,657	-	2015(A)
HICKORY RIDGE	MD	7,184	26,948	1,405	7,184	28,354	35,538	6,115	29,423	-	2015(A)
HICKORY RIDGE (SUNOCO)	MD	543	2,122	-	543	2,122	2,665	567	2,098	-	2015(A)
INGLESIDE S.C.	MD	10,417	17,889	1,013	10,417	18,902	29,319	5,175	24,144	-	2014(A)
KENTLANDS MARKET SQUARE	MD	20,167	84,615	19,921	20,167	104,536	124,703	19,110	105,593	-	2016(A)
KINGS CONTRIVANCE	MD	9,308	31,760	1,768	9,308	33,527	42,835	9,690	33,145	-	2014(A)
LAUREL PLAZA	MD	350	1,398	6,745	1,571	6,921	8,492	3,580	4,912	-	1995(A)
LAUREL PLAZA	MD	275	1,101	174	275	1,275	1,550	1,275	275	-	1972(C)
MILL STATION DEVELOPMENT	MD	21,321	-	69,798	16,103	75,016	91,119	6,050	85,069	-	2015(C)
MILL STATION THEATER/RSTRNTS	MD	23,379	1,090	(3,531)	14,738	6,200	20,938	2,279	18,659	-	2016(C)
PIKE CENTER	MD	-	61,389	22,134	21,849	61,674	83,523	4,846	78,677	-	2021(A)
PUTTY HILL PLAZA	MD	4,192	11,112	1,322	4,192	12,434	16,626	4,408	12,218	-	2013(A)
RADCLIFFE CENTER	MD	12,043	21,188	163	12,043	21,351	33,394	6,410	26,984	-	2014(A)
RIVERHILL VILLAGE CENTER	MD	16,825	23,282	1,192	16,825	24,473	41,298	7,326	33,972	-	2014(A)
SHAWAN PLAZA	MD	4,466	20,222	(33)	4,466	20,188	24,654	14,319	10,335	-	2008(A)
SHOPS AT DISTRICT HEIGHTS	MD	8,166	21,971	(1,412)	7,298	21,427	28,725	4,543	24,182	-	2015(A)
SNOWDEN SQUARE S.C.	MD	1,929	4,558	5,155	3,326	8,316	11,642	2,673	8,969	-	2012(A)
TIMONIUM CROSSING	MD	2,525	14,863	1,304	2,525	16,167	18,692	3,817	14,875	-	2014(A)
TIMONIUM SQUARE	MD	6,000	24,283	13,360	7,311	36,332	43,643	19,845	23,798	-	2003(A)
TOWSON PLACE	MD	43,887	101,765	7,879	43,271	110,260	153,531	33,638	119,893	-	2012(A)
VILLAGES AT URBANA	MD	3,190	6	20,609	4,829	18,976	23,805	4,686	19,119	-	2003(A)
WILDE LAKE	MD	1,468	5,870	26,747	2,577	31,508	34,085	13,695	20,390	-	2002(A)
WILKENS BELTWAY PLAZA	MD	9,948	22,126	2,652	9,948	24,778	34,726	6,036	28,690	-	2014(A)
YORK ROAD PLAZA	MD	4,277	37,206	485	4,277	37,690	41,967	8,998	32,969	-	2014(A)
THE FOUNTAINS AT ARBOR LAKES	MN	28,585	66,699	15,879	29,485	81,678	111,163	38,701	72,462	-	2006(A)
CENTER POINT S.C.	MO	-	550	-	-	550	550	550	-	-	1998(A)
BRENNAN STATION	NC	7,750	20,557	(476)	6,322	21,510	27,832	7,336	20,496	-	2011(A)
BRENNAN STATION OUTPARCEL	NC	628	1,666	(196)	450	1,648	2,098	488	1,610	-	2011(A)
CAPITAL SQUARE	NC	3,528	12,159	33	3,528	12,193	15,721	2,089	13,632	-	2021(A)
CLOVERDALE PLAZA	NC	541	720	7,530	541	8,250	8,791	4,760	4,031	-	1969(C)
CROSSROADS PLAZA	NC	768	3,099	1,384	768	4,483	5,251	2,764	2,487	-	2000(A)
CROSSROADS PLAZA	NC	13,406	86,456	5,331	13,843	91,349	105,192	24,303	80,889	-	2014(A)
DAVIDSON COMMONS	NC	2,979	12,860	862	2,979	13,722	16,701	4,400	12,301	-	2012(A)
FALLS POINTE	NC	4,049	27,415	190	4,049	27,605	31,654	2,633	29,021	-	2021(A)
HIGH HOUSE CROSSING	NC	3,604	10,950	322	3,604	11,271	14,875	1,477	13,398	-	2021(A)
HOPE VALLEY COMMONS	NC	3,743	16,808	249	3,743	17,057	20,800	1,768	19,032	-	2021(A)
JETTON VILLAGE SHOPPES	NC	3,875	10,292	790	2,144	12,813	14,957	4,054	10,903	-	2011(A)
LEESVILLE TOWNE CENTRE	NC	5,693	37,053	262	5,693	37,316	43,009	3,847	39,162	-	2021(A)
MOORESVILLE CROSSING	NC	12,014	30,604	398	11,333	31,684	43,017	15,108	27,909	-	2007(A)
NORTHWOODS S.C.	NC	2,696	9,397	(83)	2,696	9,314	12,010	1,077	10,933	-	2021(A)
PARK PLACE SC	NC	5,461	16,163	5,034	5,470	21,188	26,658	10,816	15,842	-	2008(A)
PLEASANT VALLEY PROMENADE	NC	5,209	20,886	24,824	5,209	45,710	50,919	27,077	23,842	-	1993(A)
QUAIL CORNERS	NC	7,318	26,676	2,383	7,318	29,060	36,378	7,464	28,914	-	2014(A)
SIX FORKS S.C.	NC	-	78,366	(2)	-	78,364	78,364	7,819	70,545	-	2021(A)
STONEHENGE MARKET	NC	3,848	37,900	1,785	3,848	39,685	43,533	3,177	40,356	-	2021(A)
TYVOLA SQUARE	NC	-	4,736	9,499	-	14,235	14,235	11,143	3,092	-	1986(A)
WOODLAWN MARKETPLACE	NC	919	3,571	3,342	919	6,913	7,832	5,084	2,748	-	2008(A)
WOODLAWN SHOPPING CENTER	NC	2,011	5,834	1,856	2,011	7,690	9,701	2,597	7,104	-	2012(A)
ROCKINGHAM PLAZA	NH	2,661	10,644	24,569	3,149	34,725	37,874	18,984	18,890	-	2008(A)
WEBSTER SQUARE	NH	11,683	41,708	9,330	11,683	51,038	62,721	12,732	49,989	-	2014(A)
WEBSTER SQUARE - DSW	NH	1,346	3,638	132	1,346	3,770	5,116	881	4,235	-	2017(A)
WEBSTER SQUARE NORTH	NH	2,163	6,511	171	2,163	6,683	8,846	1,753	7,093	-	2016(A)
CENTRAL PLAZA	NJ	3,170	10,603	2,116	5,145	10,744	15,889	4,578	11,311	-	2013(A)
CLARK SHOPRITE 70 CENTRAL AVE	NJ	3,497	11,694	995	13,960	2,226	16,186	1,656	14,530	-	2013(A)
COMMERCE CENTER EAST	NJ	1,519	5,080	1,753	7,235	1,117	8,352	868	7,484	-	2013(A)
COMMERCE CENTER WEST	NJ	386	1,290	161	794	1,043	1,837	345	1,492	-	2013(A)
COMMONS AT HOLMDEL	NJ	16,538	38,760	10,585	16,538	49,345	65,883	22,387	43,496	-	2004(A)
EAST WINDSOR VILLAGE	NJ	9,335	23,778	1,245	9,335	25,023	34,358	10,411	23,947	-	2008(A)
GARDEN STATE PAVILIONS	NJ	7,531	10,802	29,752	12,204	35,882	48,086	12,202	35,884	-	2011(A)
HILLVIEW SHOPPING CENTER	NJ	16,008	32,607	2,274	16,008	34,880	50,888	8,629	42,259	-	2014(A)
HOLMDEL TOWNE CENTER	NJ	10,825	43,301	12,010	10,825	55,310	66,135	31,376	34,759	-	2002(A)
MAPLE SHADE	NJ	-	9,958	2,329	-	12,287	12,287	4,449	7,838	-	2009(A)
NORTH BRUNSWICK PLAZA	NJ	3,205	12,820	30,886	3,205	43,706	46,911	26,558	20,353	-	1994(A)
PISCATAWAY TOWN CENTER	NJ	3,852	15,411	1,733	3,852	17,144	20,996	11,255	9,741	-	1998(A)
PLAZA AT HILLSDALE	NJ	7,602	6,994	1,658	7,602	8,652	16,254	2,958	13,296	-	2014(A)
PLAZA AT SHORT HILLS	NJ	20,155	11,062	1,806	20,155	12,868	33,023	3,789	29,234	-	2014(A)
RIDGEWOOD S.C.	NJ	450	2,107	1,303	450	3,410	3,860	2,356	1,504	-	1993(A)
SHOP RITE PLAZA	NJ	2,418	6,364	3,285	2,418	9,649	12,067	7,793	4,274	-	1985(C)
UNION CRESCENT III	NJ	7,895	3,011	28,966	8,697	31,175	39,872	23,646	16,226	-	2007(A)
WESTMONT PLAZA	NJ	602	2,405	20,757	602	23,163	23,765	9,734	14,031	-	1994(A)
WILLOWBROOK PLAZA	NJ	15,320	40,997	10,873	15,320	51,869	67,189	13,611	53,578	-	2009(A)
NORTH TOWNE PLAZA - ALBUQUERQUE	NM	3,598	33,327	269	3,598	33,596	37,194	3,704	33,490	-	2021(A)
CHARLESTON COMMONS	NV	29,704	24,267	437	29,704	24,704	54,408	5,812	48,596	-	2021(A)
COLLEGE PARK S.C.-N LAS VEGAS	NV	2,100	18,413	210	2,100	18,623	20,723	2,545	18,178	-	2021(A)
D'ANDREA MARKETPLACE	NV	11,556	29,435	927	11,556	30,362	41,918	12,928	28,990	-	2007(A)
DEL MONTE PLAZA	NV	2,489	5,590	1,287	2,210	7,156	9,366	3,835	5,531	-	2006(A)
DEL MONTE PLAZA ANCHOR PARCEL	NV	6,513	17,600	219	6,520	17,812	24,332	3,630	20,702	-	2017(A)
FRANCISCO CENTER	NV	1,800	10,085	2,038	1,800	12,123	13,923	1,605	12,318	-	2021(A)
GALENA JUNCTION	NV	8,931	17,503	1,749	8,931	19,251	28,182	6,026	22,156	-	2015(A)
MCQUEEN CROSSINGS	NV	5,017	20,779	1,102	5,017	21,881	26,898	8,969	17,929	-	2015(A)
RANCHO TOWNE & COUNTRY	NV	7,785	13,364	(56)	7,785	13,308	21,093	1,705	19,388	-	2021(A)
REDFIELD PROMENADE	NV	4,415	32,035	(3,054)	4,415	28,980	33,395	8,143	25,252	-	2015(A)
SPARKS MERCANTILE	NV	6,222	17,069	451	6,222	17,519	23,741	5,867	17,874	-	2015(A)
501 NORTH BROADWAY	NY	-	1,176	(50)	-	1,126	1,126	559	567	-	2007(A)
AIRPORT PLAZA	NY	22,711	107,012	6,297	22,711	113,308	136,019	29,260	106,759	-	2015(A)
BELLMORE S.C.	NY	1,272	3,184	1,837	1,272	5,021	6,293	2,928	3,365	-	2004(A)
BIRCHWOOD PLAZA COMMACK	NY	3,630	4,775	1,442	3,630	6,218	9,848	2,703	7,145	-	2007(A)
BRIDGEHAMPTON COMMONS-W&E SIDE	NY	1,812	3,107	43,237	1,858	46,298	48,156	27,913	20,243	-	1972(C)
CARMAN'S PLAZA	NY	12,558	37,290	3,174	12,562	40,460	53,022	2,653	50,369	-	2022(A)
CHAMPION FOOD SUPERMARKET	NY	758	1,875	(25)	2,241	367	2,608	264	2,344	-	2012(A)
ELMONT S.C.	NY	3,012	7,606	6,885	3,012	14,491	17,503	5,790	11,713	-	2004(A)
ELMSFORD CENTER 2	NY	4,076	15,599	1,118	4,245	16,548	20,793	5,948	14,845	-	2013(A)
FAMILY DOLLAR UNION TURNPIKE	NY	909	2,250	244	1,057	2,346	3,403	736	2,667	-	2012(A)
FOREST AVENUE PLAZA	NY	4,559	10,441	3,084	4,559	13,525	18,084	5,407	12,677	-	2005(A)
FRANKLIN SQUARE S.C.	NY	1,079	2,517	3,984	1,079	6,501	7,580	2,696	4,884	-	2004(A)
GREAT NECK OUTPARCEL	NY	4,019	-	74	4,019	74	4,093	-	4,093	-	2022(A)
GREENRIDGE PLAZA	NY	2,940	11,812	9,872	3,148	21,477	24,625	11,957	12,668	-	1997(A)
HAMPTON BAYS PLAZA	NY	1,495	5,979	3,550	1,495	9,529	11,024	8,638	2,386	-	1989(A)
HICKSVILLE PLAZA	NY	3,543	8,266	2,629	3,543	10,895	14,438	5,461	8,977	-	2004(A)
INDEPENDENCE PLAZA	NY	12,279	34,814	513	16,132	31,474	47,606	10,756	36,850	-	2014(A)
JERICHO COMMONS SOUTH	NY	12,368	33,071	4,119	12,368	37,190	49,558	15,779	33,779	768	2007(A)
KEY FOOD - 21ST STREET	NY	1,091	2,700	(165)	1,669	1,957	3,626	578	3,048	-	2012(A)
KEY FOOD - ATLANTIC AVE	NY	2,273	5,625	509	4,809	3,598	8,407	1,297	7,110	-	2012(A)
KEY FOOD - CENTRAL AVE.	NY	2,788	6,899	(395)	2,603	6,689	9,292	2,061	7,231	-	2012(A)
KINGS HIGHWAY	NY	2,744	6,811	2,060	2,744	8,872	11,616	4,613	7,003	-	2004(A)
KISSENA BOULEVARD SHOPPING CTR	NY	11,610	2,933	1,894	11,610	4,827	16,437	1,450	14,987	-	2007(A)
LITTLE NECK PLAZA	NY	3,277	13,161	6,505	3,277	19,666	22,943	10,992	11,951	-	2003(A)
MANETTO HILL PLAZA	NY	264	584	17,499	264	18,083	18,347	8,791	9,556	-	1969(C)
MANHASSET CENTER	NY	4,567	19,166	33,543	3,472	53,804	57,276	34,823	22,453	-	1999(A)
MARKET AT BAY SHORE	NY	12,360	30,708	7,943	12,360	38,651	51,011	18,308	32,703	-	2006(A)
MASPETH QUEENS-DUANE READE	NY	1,872	4,828	1,037	1,872	5,865	7,737	2,680	5,057	-	2004(A)
MILLERIDGE INN	NY	7,500	481	14	7,500	496	7,996	75	7,921	-	2015(A)
MINEOLA CROSSINGS	NY	4,150	7,521	1,006	4,150	8,527	12,677	3,213	9,464	-	2007(A)
NORTH MASSAPEQUA S.C.	NY	1,881	4,389	(1,685)	-	4,586	4,586	4,350	236	-	2004(A)
OCEAN PLAZA	NY	564	2,269	8	564	2,277	2,841	1,212	1,629	-	2003(A)
RALPH AVENUE PLAZA	NY	4,414	11,340	4,055	4,414	15,395	19,809	7,193	12,616	-	2004(A)
RICHMOND S.C.	NY	2,280	9,028	22,052	2,280	31,080	33,360	18,486	14,874	-	1989(A)
ROMAINE PLAZA	NY	782	1,826	588	782	2,414	3,196	1,131	2,065	-	2005(A)
SEQUAMS SHOPPING CENTER	NY	3,971	8,654	(67)	3,971	8,587	12,558	391	12,167	-	2022(A)
SHOPRITE S.C.	NY	872	3,488	-	872	3,488	4,360	2,780	1,580	-	1998(A)
STOP & SHOP	NY	21,661	17,636	-	21,661	17,636	39,297	658	38,639	10,892	2022(A)
SMITHTOWN PLAZA	NY	3,528	7,364	670	3,437	8,124	11,561	4,019	7,542	-	2009(A)
SOUTHGATE SHOPPING CENTER	NY	18,822	62,670	(1,299)	18,829	61,364	80,193	2,971	77,222	19,135	2022(A)
SYOSSET CORNERS	NY	6,169	13,302	25	6,169	13,328	19,497	675	18,822	-	2022(A)
SYOSSET S.C.	NY	107	76	3,046	107	3,122	3,229	1,544	1,685	-	1990(C)
THE BOULEVARD	NY	28,724	38,232	258,349	28,724	296,583	325,307	32,304	293,003	-	2006(A)
THE GARDENS AT GREAT NECK	NY	27,956	71,366	55	27,962	71,414	99,376	4,968	94,408	16,888	2022(A)
THE GREEN COVE PLAZA	NY	17,017	39,206	(232)	17,017	38,974	55,991	1,963	54,028	11,249	2022(A)
THE MARKETPLACE	NY	4,498	9,850	15	4,498	9,864	14,362	483	13,879	4,994	2022(A)
TOWNPATH CORNER	NY	2,675	6,408	52	2,675	6,460	9,135	367	8,768	-	2022(A)
TURNPIKE PLAZA	NY	2,472	5,839	970	2,472	6,809	9,281	2,406	6,875	-	2011(A)
VETERANS MEMORIAL PLAZA	NY	5,968	23,243	22,893	5,980	46,124	52,104	21,758	30,346	-	1998(A)
WHITE PLAINS S.C.	NY	1,778	4,454	2,964	1,778	7,418	9,196	3,226	5,970	-	2004(A)
WOODBURY COMMON	NY	27,249	28,516	(178)	27,249	28,338	55,587	1,771	53,816	16,132	2022(A)
JANTZEN BEACH CENTER	OR	57,575	102,844	4,052	57,588	106,883	164,471	25,005	139,466	-	2017(A)
CENTER SQUARE SHOPPING CENTER	PA	732	2,928	1,225	691	4,194	4,885	3,207	1,678	-	1996(A)
CRANBERRY TOWNSHIP-PARCEL 1&2	PA	10,271	30,770	3,183	6,070	38,154	44,224	8,787	35,437	-	2016(A)
CROSSROADS PLAZA	PA	789	3,155	14,408	976	17,377	18,353	12,070	6,283	-	1986(A)
DEVON VILLAGE	PA	4,856	25,847	988	5,608	26,084	31,692	9,213	22,479	-	2012(A)
FISHTOWN CROSSING	PA	20,398	22,602	243	20,401	22,842	43,243	2,884	40,359	-	2022(A)
HARRISBURG EAST SHOPPING CTR.	PA	453	6,665	12,250	3,003	16,365	19,368	10,169	9,199	-	2002(A)
HORSHAM POINT	PA	3,813	18,189	674	3,813	18,863	22,676	4,258	18,418	-	2015(A)
LINCOLN SQUARE	PA	90,479	-	76,429	10,533	156,376	166,909	17,369	149,540	-	2017(C)
NORRITON SQUARE	PA	686	2,665	5,715	774	8,293	9,067	5,727	3,340	-	1984(A)
POCONO PLAZA	PA	1,050	2,373	18,493	1,050	20,866	21,916	3,129	18,787	-	1973(C)
SHOPPES AT WYNNEWOOD	PA	7,479	-	3,676	7,479	3,676	11,155	731	10,424	-	2015(C)
SHREWSBURY SQUARE S.C.	PA	8,066	16,998	(1,555)	6,172	17,338	23,510	4,720	18,790	-	2014(A)
SPRINGFIELD S.C.	PA	920	4,982	14,083	920	19,065	19,985	13,174	6,811	-	1983(A)
SUBURBAN SQUARE	PA	70,680	166,351	85,342	71,280	251,093	322,373	79,755	242,618	-	2007(A)
TOWNSHIP LINE S.C.	PA	732	2,928	-	732	2,928	3,660	2,052	1,608	-	1996(A)
WAYNE PLAZA	PA	6,128	15,605	925	6,136	16,522	22,658	7,013	15,645	-	2008(A)
WEXFORD PLAZA	PA	6,414	9,775	14,488	6,299	24,378	30,677	7,937	22,740	-	2010(A)
WHITEHALL MALL	PA	-	5,196	-	-	5,196	5,196	3,641	1,555	-	1996(A)
WHITELAND TOWN CENTER	PA	732	2,928	59	732	2,987	3,719	2,111	1,608	-	1996(A)
WHOLE FOODS AT WYNNEWOOD	PA	15,042	-	11,785	13,772	13,055	26,827	1,893	24,934	-	2014(C)
LOS COLOBOS - BUILDERS SQUARE	PR	4,405	9,628	(538)	4,461	9,034	13,495	8,453	5,042	-	2006(A)
LOS COLOBOS - KMART	PR	4,595	10,120	(827)	4,402	9,486	13,888	8,528	5,360	-	2006(A)
LOS COLOBOS I	PR	12,891	26,047	1,468	13,613	26,793	40,406	14,450	25,956	-	2006(A)
LOS COLOBOS II	PR	14,894	30,681	1,438	15,142	31,871	47,013	17,556	29,457	-	2006(A)
MANATI VILLA MARIA SC	PR	2,781	5,673	1,851	2,607	7,698	10,305	4,914	5,391	-	2006(A)
PLAZA CENTRO - COSTCO	PR	3,628	10,752	(455)	3,866	10,059	13,925	5,560	8,365	-	2006(A)
PLAZA CENTRO - MALL	PR	19,873	58,719	5,967	19,408	65,151	84,559	29,956	54,603	-	2006(A)
PLAZA CENTRO - RETAIL	PR	5,936	16,510	931	6,026	17,352	23,378	8,263	15,115	-	2006(A)
PLAZA CENTRO - SAM'S CLUB	PR	6,643	20,225	(1,170)	6,520	19,178	25,698	18,078	7,620	-	2006(A)
PONCE TOWNE CENTER	PR	14,433	28,449	5,364	14,903	33,343	48,246	21,623	26,623	-	2006(A)
REXVILLE TOWN CENTER	PR	24,873	48,688	8,414	25,678	56,297	81,975	36,182	45,793	-	2006(A)
TRUJILLO ALTO PLAZA	PR	12,054	24,446	8,717	12,289	32,927	45,216	17,144	28,072	-	2006(A)
WESTERN PLAZA - MAYAGUEZ ONE	PR	10,858	12,253	839	11,242	12,707	23,949	11,119	12,830	-	2006(A)
WESTERN PLAZA - MAYAGUEZ TWO	PR	16,874	19,911	3,172	16,873	23,084	39,957	18,921	21,036	-	2006(A)
FOREST PARK	SC	1,920	9,545	433	1,920	9,978	11,898	3,173	8,725	-	2012(A)
ST. ANDREWS CENTER	SC	730	3,132	22,086	730	25,218	25,948	14,314	11,634	-	1978(C)
WESTWOOD PLAZA	SC	1,744	6,986	15,227	1,727	22,230	23,957	7,932	16,025	-	1995(A)
WOODRUFF SHOPPING CENTER	SC	3,110	15,501	1,772	3,465	16,918	20,383	6,260	14,123	-	2010(A)
HIGHLAND SQUARE	TN	1,302	2,130	6	1,302	2,136	3,438	105	3,333	-	2021(A)
MENDENHALL COMMONS	TN	1,272	14,826	(32)	1,272	14,793	16,065	1,711	14,354	-	2021(A)
OLD TOWNE VILLAGE	TN	-	4,134	4,674	-	8,808	8,808	6,905	1,903	-	1978(C)
THE COMMONS AT DEXTER LAKE	TN	1,554	14,649	1,000	1,554	15,648	17,202	2,336	14,866	-	2021(A)
THE COMMONS AT DEXTER LAKE II	TN	567	8,874	(27)	567	8,847	9,414	954	8,460	-	2021(A)
1350 W. 43RD ST. - WELLS FARGO	TX	3,707	247	1	3,708	247	3,955	58	3,897	-	2022(A)
1934 WEST GRAY	TX	705	4,831	(7)	705	4,824	5,529	422	5,107	-	2021(A)
1939 WEST GRAY	TX	269	1,731	(170)	269	1,561	1,830	135	1,695	-	2021(A)
43RD STREET CHASE BANK BLDG	TX	497	1,703	56	497	1,759	2,256	167	2,089	-	2021(A)
ACCENT PLAZA	TX	500	2,831	535	500	3,366	3,866	1,973	1,893	-	1996(A)
ALABAMA SHEPHERD S.C.	TX	4,590	21,368	355	4,590	21,723	26,313	2,689	23,624	-	2021(A)
ATASCOCITA COMMONS SHOP.CTR.	TX	16,323	54,587	593	15,580	55,924	71,504	14,599	56,905	-	2013(A)
BAYBROOK GATEWAY	TX	9,441	44,160	(872)	9,441	43,289	52,730	5,308	47,422	-	2021(A)
BAYBROOK WEBSTER PARCEL	TX	-	2,978	8,616	-	11,594	11,594	-	11,594	-	2022(A)
BELLAIRE BLVD S.C.	TX	1,334	7,166	12	1,334	7,178	8,512	618	7,894	-	2021(A)
BLALOCK MARKET	TX	-	17,283	67	-	17,351	17,351	3,013	14,338	-	2021(A)
CENTER AT BAYBROOK	TX	6,941	27,727	10,856	6,928	38,597	45,525	22,263	23,262	-	1998(A)
CENTER OF THE HILLS	TX	2,924	11,706	4,984	2,924	16,690	19,614	8,434	11,180	-	2008(A)
CITADEL BUILDING	TX	4,046	12,824	(7,501)	2,169	7,201	9,370	547	8,823	-	2021(A)
CONROE MARKETPLACE	TX	18,869	50,757	(1,582)	10,842	57,202	68,044	13,901	54,143	-	2015(A)
COPPERFIELD VILLAGE SHOP.CTR.	TX	7,828	34,864	1,334	7,828	36,198	44,026	9,507	34,519	-	2015(A)
COPPERWOOD VILLAGE	TX	13,848	84,184	2,580	13,848	86,765	100,613	21,475	79,138	-	2015(A)
CYPRESS TOWNE CENTER	TX	6,034	-	2,412	2,252	6,194	8,446	2,098	6,348	-	2003(C)
CYPRESS TOWNE CENTER	TX	12,329	36,836	1,714	8,644	42,234	50,878	8,640	42,238	-	2016(A)
CYPRESS TOWNE CENTER (PHASE II)	TX	2,061	6,158	(1,361)	270	6,588	6,858	1,961	4,897	-	2016(A)
DRISCOLL AT RIVER OAKS-RESI	TX	1,244	145,366	3,107	1,244	148,472	149,716	8,080	141,636	-	2021(A)
FIESTA TARGET	TX	6,766	7,334	378	6,766	7,711	14,477	1,199	13,278	-	2021(A)
FIESTA TRAILS	TX	15,185	32,897	1,843	15,185	34,739	49,924	4,206	45,718	-	2021(A)
GALVESTON PLACE	TX	1,661	28,288	3,330	1,661	31,619	33,280	3,413	29,867	-	2021(A)
GATEWAY STATION	TX	1,374	28,145	4,955	1,375	33,099	34,474	9,677	24,797	-	2011(A)
GATEWAY STATION PHASE II	TX	4,140	12,020	1,132	4,143	13,148	17,291	2,762	14,529	-	2017(A)
GRAND PARKWAY MARKET PLACE II	TX	13,436	-	39,243	12,298	40,381	52,679	6,896	45,783	-	2015(C)
GRAND PARKWAY MARKETPLACE	TX	25,364	-	64,791	21,937	68,218	90,155	10,900	79,255	-	2014(C)
HEB - DAIRY ASHFORD & MEMORIAL	TX	1,076	5,324	1	1,076	5,325	6,401	429	5,972	-	2021(A)
HEIGHTS PLAZA	TX	5,423	10,140	23	5,423	10,163	15,586	1,182	14,404	-	2021(A)
INDEPENDENCE PLAZA - LAREDO	TX	4,836	53,564	140	4,836	53,703	58,539	5,232	53,307	8,063	2021(A)
INDEPENDENCE PLAZA II - LAREDO	TX	2,482	21,418	12	2,482	21,431	23,913	2,800	21,113	-	2021(A)
KROGER PLAZA	TX	520	2,081	3,103	520	5,183	5,703	2,595	3,108	-	1995(A)
LAKE PRAIRIE TOWN CROSSING	TX	7,897	-	30,681	6,783	31,795	38,578	10,252	28,326	-	2006(C)
LAS TIENDAS PLAZA	TX	8,678	-	28,165	7,944	28,899	36,843	9,825	27,018	-	2005(C)
MONTGOMERY PLAZA	TX	10,739	63,065	1,650	10,739	64,715	75,454	17,749	57,705	-	2015(A)
MUELLER OUTPARCEL	TX	150	3,351	(3)	150	3,348	3,498	335	3,163	-	2021(A)
MUELLER REGIONAL RETAIL CENTER	TX	7,352	85,805	3,521	7,352	89,326	96,678	9,336	87,342	-	2021(A)
NORTH CREEK PLAZA	TX	5,044	34,756	86	5,044	34,841	39,885	4,066	35,819	-	2021(A)
OAK FOREST	TX	13,395	25,275	290	13,395	25,565	38,960	2,723	36,237	-	2021(A)
PLANTATION CENTRE	TX	2,325	34,494	913	2,325	35,408	37,733	4,033	33,700	-	2021(A)
PRESTON LEBANON CROSSING	TX	13,552	-	28,428	12,164	29,816	41,980	12,058	29,922	-	2006(C)
RANDALLS CENTER/KINGS CROSSING	TX	3,717	21,363	6,631	3,717	27,993	31,710	2,613	29,097	-	2021(A)
RICHMOND SQUARE	TX	7,568	15,432	(233)	7,568	15,198	22,766	1,258	21,508	-	2021(A)
RIVER OAKS S.C. EAST	TX	5,766	13,882	120	5,766	14,002	19,768	1,373	18,395	-	2021(A)
RIVER OAKS S.C. WEST	TX	14,185	138,022	3,897	14,185	141,918	156,103	12,799	143,304	-	2021(A)
ROCK PRAIRIE MARKETPLACE	TX	-	8,004	232	-	8,236	8,236	671	7,565	-	2021(A)
SHOPPES AT MEMORIAL VILLAGES	TX	-	41,493	57	-	41,549	41,549	4,449	37,100	-	2021(A)
SHOPS AT HILSHIRE VILLAGE	TX	11,206	19,092	562	11,206	19,655	30,861	2,562	28,299	-	2021(A)
SHOPS AT KIRBY DRIVE	TX	969	5,031	(37)	969	4,994	5,963	445	5,518	-	2021(A)
SHOPS AT THREE CORNERS	TX	7,094	59,795	(393)	7,094	59,401	66,495	6,621	59,874	-	2021(A)
STEVENS RANCH	TX	18,143	6,407	405	18,143	6,812	24,955	837	24,118	-	2021(A)
THE CENTRE AT COPPERFIELD	TX	6,723	22,525	628	6,723	23,154	29,877	6,795	23,082	-	2015(A)
THE CENTRE AT POST OAK	TX	12,642	100,658	288	12,642	100,947	113,589	11,326	102,263	-	2021(A)
THE SHOPPES @ WILDERNESS OAKS	TX	4,359	8,964	(12,427)	896	-	896	-	896	-	2021(A)
TOMBALL CROSSINGS	TX	8,517	28,484	1,545	7,965	30,581	38,546	8,034	30,512	-	2013(A)
TOMBALL MARKETPLACE	TX	4,280	31,793	217	4,280	32,010	36,290	3,982	32,308	-	2021(A)
TRENTON CROSSING - NORTH MCALLEN	TX	6,279	29,686	2,013	6,279	31,700	37,979	4,444	33,535	-	2021(A)
VILLAGE PLAZA AT BUNKER HILL	TX	21,320	233,086	2,053	21,320	235,140	256,460	22,191	234,269	71,050	2021(A)
WESTCHASE S.C.	TX	7,547	35,653	3	7,547	35,656	43,203	3,887	39,316	13,506	2021(A)
WESTHILL VILLAGE	TX	11,948	26,479	613	11,948	27,092	39,040	3,405	35,635	-	2021(A)
WOODBRIDGE SHOPPING CENTER	TX	2,569	6,814	491	2,569	7,305	9,874	2,833	7,041	-	2012(A)
BURKE TOWN PLAZA	VA	-	43,240	(5,224)	-	38,016	38,016	9,999	28,017	-	2014(A)
CENTRO ARLINGTON	VA	3,937	35,103	1,600	3,937	36,704	40,641	2,398	38,243	-	2021(A)
CENTRO ARLINGTON-RESI	VA	15,012	155,639	604	15,012	156,243	171,255	6,800	164,455	-	2021(A)
DOCSTONE COMMONS	VA	3,839	11,468	643	3,904	12,046	15,950	2,730	13,220	-	2016(A)
DOCSTONE O/P - STAPLES	VA	1,425	4,318	(828)	1,168	3,747	4,915	1,028	3,887	-	2016(A)
DULLES TOWN CROSSING	VA	53,285	104,176	2,449	53,285	106,625	159,910	28,499	131,411	-	2015(A)
GORDON PLAZA	VA	-	3,331	6,005	5,573	3,763	9,336	791	8,545	-	2017(A)
HILLTOP VILLAGE CENTER	VA	23,409	93,673	553	23,409	94,225	117,634	7,743	109,891	-	2021(A)
OLD TOWN PLAZA	VA	4,500	41,570	(14,425)	3,053	28,592	31,645	9,024	22,621	-	2007(A)
POTOMAC RUN PLAZA	VA	27,370	48,451	3,896	27,370	52,347	79,717	21,125	58,592	-	2008(A)
STAFFORD MARKETPLACE	VA	26,893	86,450	16,725	29,485	100,584	130,069	22,898	107,171	-	2015(A)
STONEBRIDGE AT POTOMAC TOWN CENTER	VA	52,190	73,877	54,138	52,189	128,017	180,206	3,967	176,239	-	2023(A)
WEST ALEX - RETAIL	VA	6,043	55,434	1,510	6,043	56,944	62,987	3,556	59,431	-	2021(A)
WEST ALEX-OFFICE	VA	1,479	10,458	1,602	1,479	12,059	13,538	622	12,916	-	2021(A)
WEST ALEX-RESI	VA	15,892	65,282	451	15,892	65,733	81,625	5,813	75,812	-	2021(A)
AUBURN NORTH	WA	7,786	18,158	12,122	7,786	30,279	38,065	11,541	26,524	-	2007(A)
COVINGTON ESPLANADE	WA	6,009	47,941	165	6,009	48,107	54,116	3,630	50,486	-	2021(A)
FRANKLIN PARK COMMONS	WA	5,419	11,989	7,740	5,419	19,730	25,149	5,778	19,371	-	2015(A)
FRONTIER VILLAGE SHOPPING CTR.	WA	10,751	44,861	2,811	10,751	47,672	58,423	12,080	46,343	-	2012(A)
GATEWAY SHOPPING CENTER	WA	6,938	11,270	9,612	6,938	20,883	27,821	4,249	23,572	-	2016(A)
SILVERDALE PLAZA	WA	3,875	33,109	1,196	3,756	34,425	38,181	10,419	27,762	-	2012(A)
THE MARKETPLACE AT FACTORIA	WA	60,502	92,696	27,454	65,781	114,871	180,652	31,949	148,703	-	2013(A)
THE WHITTAKER	WA	15,799	23,508	181	15,799	23,690	39,489	2,361	37,128	-	2021(A)
OTHER PROPERTY INTERESTS
ASANTE RETAIL CENTER	AZ	8,703	3,406	(11,939)	170	-	170	-	170	-	2004(C)
HOMESTEAD-WACHTEL LAND LEASE	FL	150	-	-	150	-	150	-	150	-	2013(A)
PALM COAST LANDING OUTPARCELS	FL	1,460	-	5	1,460	5	1,465	-	1,465	-	2021(A)
LAKE WALES S.C.	FL	601	-	-	601	-	601	-	601	-	2009(A)
FLINT - VACANT LAND	MI	101	-	(10)	91	-	91	-	91	-	2012(A)
CHARLOTTE SPORTS & FITNESS CTR	NC	501	1,859	562	501	2,422	2,923	2,086	837	-	1986(A)
SURF CITY CROSSING	NC	5,260	-	(2,478)	2,782	-	2,782	-	2,782	-	2021(A)
THE SHOPPES AT CAVENESS FARMS	NC	5,470	-	21	5,470	21	5,491	-	5,491	-	2021(A)
WAKE FOREST CROSSING II - LAND ONLY	NC	520	-	-	520	-	520	-	520	-	2021(A)
WAKEFIELD COMMONS III	NC	6,506	-	(5,397)	787	322	1,109	321	788	-	2001(C)
WAKEFIELD CROSSINGS	NC	3,414	-	(3,277)	137	-	137	-	137	-	2001(C)
HILLSBOROUGH PROMENADE	NJ	11,887	-	(6,632)	5,006	249	5,255	130	5,125	-	2001(C)
JERICHO ATRIUM	NY	10,624	20,065	5,237	10,624	25,302	35,926	8,365	27,561	-	2016(A)
KEY BANK BUILDING	NY	1,500	40,487	(8,107)	669	33,211	33,880	22,784	11,096	-	2006(A)
MANHASSET CENTER (RESIDENTIAL)	NY	950	-	-	950	-	950	-	950	-	2012(A)
MERRY LANE (PARKING LOT)	NY	1,486	2	1,567	1,486	1,569	3,055	-	3,055	-	2007(A)
NORTHPORT LAND PARCEL	NY	-	14	82	-	96	96	12	84	-	2012(A)
MCMINNVILLE PLAZA	OR	4,062	-	478	4,062	478	4,540	-	4,540	-	2006(C)
1935 WEST GRAY	TX	780	-	14	780	14	794	-	794	-	2021(A)
2503 MCCUE, LLC	TX	-	2,287	-	-	2,287	2,287	1,082	1,205	-	2021(A)
NORTH TOWNE PLAZA - BROWNSVILLE	TX	1,517	-	295	1,517	295	1,812	8	1,804	-	2021(A)
RICHMOND SQUARE - PAD	TX	570	-	4	570	4	574	-	574	-	2021(A)
TEXAS CITY LAND	TX	1,000	-	-	1,000	-	1,000	-	1,000	-	2021(A)
WESTOVER SQUARE	TX	1,520	-	(665)	855	-	855	-	855	-	2021(A)
BLUE RIDGE	Various	12,347	71,530	(51,782)	3,513	28,582	32,095	20,990	11,105	-	2005(A)
BALANCE OF PORTFOLIO (4)	Various	1,907	65,127	(22,029)	-	45,013	45,013	5,232	39,781	-

TOTALS		$4,232,117	$11,848,636	$2,857,041	$4,177,797	$14,759,997	$18,937,794	$3,842,869	$15,094,925	$353,945

(1)

The negative balance for costs capitalized subsequent to acquisition could include parcels/out-parcels sold, assets held-for-sale, provision for losses and/or demolition of part of a property for redevelopment.

(2)	Includes fair market value of debt adjustments, net and deferred financing costs, net.
(3)	Shopping center includes land held for development.
(4)	Includes fixtures, leasehold improvements and other costs capitalized.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements (in years)	5	to	50
Fixtures, building and leasehold improvements	Terms of leases or useful lives, whichever is shorter
(including certain identified intangible assets)

The aggregate cost for Federal income tax purposes was approximately $17.5 billion at December 31, 2023.

The changes in total real estate assets for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Balance, beginning of period	$18,457,242	$18,052,271	$12,068,827
Additions during period:
Acquisitions	208,001	542,789	5,765,363
Improvements	263,171	183,561	153,698
Transfers from unconsolidated joint ventures	166,490	-	785,334
Deductions during period:
Sales and assets held-for-sale	(85,541)	(271,347)	(205,057)
Transfers to unconsolidated joint ventures	-	-	(433,829)
Adjustment for fully depreciated assets	(59,832)	(36,032)	(82,065)
Adjustment of property carrying values	(11,737)	(14,000)	-
Balance, end of period	$18,937,794	$18,457,242	$18,052,271

The changes in accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Balance, beginning of period	$3,417,414	$3,010,699	$2,717,114
Additions during period:
Depreciation for year	492,434	493,075	378,416
Deductions during period:
Sales and assets held-for-sale	(7,147)	(50,328)	(2,766)
Adjustment for fully depreciated assets/other	(59,832)	(36,032)	(82,065)
Balance, end of period	$3,842,869	$3,417,414	$3,010,699

Reclassifications:

Certain amounts in the prior period have been reclassified in order to conform with the current period's presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2023

(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Original Face Amount of Mortgages	Carrying Amount of Mortgages (b)
Mortgage Loans:
Retail
Gresham, OR	8.00%	Apr-24	I	$-	$25,000	$25,000
Apopka, FL	14.00%	Dec-24	I	-	11,211	11,211
Lynwood, CA	9.00%	Jun-25	I	-	16,463	16,463
Crystal Lake, IL (i)	10.50%	Nov-26	I	-	7,308	7,308
Jacksonville, FL	10.00%	Nov-26	I	-	15,000	15,000
San Antonio, TX	12.50%	Sep-27	I	-	21,500	16,359
Fairfax, VA	8.00%	May-29	I	-	14,000	14,000
Euless, TX	10.00%	Jun-29	I	-	19,600	19,600
Individually < 3% (c)	(d)	(e)	I	-	6,485	6,485

Nonretail
Individually < 3% (f)	(g)	(h)	P&I	-	1,854	305

Other Financing Loans:
Nonretail
Borrower A	7.00%	Mar-31	P&I	-	397	314
Allowance for Credit losses:				-	-	(1,300)

				$-	$138,818	$130,745

(a)  I = Interest only; P&I = Principal & Interest.

(b)  The aggregate cost for Federal income tax purposes was approximately $130.7 million as of December 31, 2023.

(c)  Comprised of two separate loans with original loan amounts ranging from $3.1 million to $3.4 million.

(d)  Interest rates range from 7.00% to 12.00%.

(e)  Maturity dates range from May 2033 to October 2053.

(f)  Comprised of two separate loans with original loan amounts ranging from $0.5 million to $1.9 million.

(g)  Interest rates range from 6.88% to 7.41%.

(h)  Maturity dates range from October 2026 to December 2030.

(i) There was an outstanding undrawn mortgage loan balance of $7.0 million as of December 31, 2023, for which the Company, as a lender, accrues interest at a rate of 0.5% per annum.

For a reconciliation of mortgage and other financing receivables from January 1, 2021 to December 31, 2023, see Footnote 11 of the

Notes to the Consolidated Financial Statements included in this Form 10-K.

The Company reviews payment status to identify performing versus non-performing loans. As of December 31, 2023, the Company had a total of 13 loans, all of which are performing. The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the personal guarantees of the borrower and the prospects of the borrower.

The following table reconciles mortgage loans and other financing receivables from January 1, 2021 to December 31, 2023 (in thousands):

	2023	2022	2021
Balance at January 1,	$87,359	$73,102	$32,246
Additions:
New mortgage and other loans (1)	43,519	75,063	55,307
Deductions:
Loan repayments (2)	(35)	(60,211)	(13,646)
Collections of principal	(98)	(95)	(130)
Allowance for credit losses	-	(500)	(370)
Other adjustments	-	-	(305)
Balance at December 31,	$130,745	$87,359	$73,102

(1)	During 2021, the Company acquired $13.4 million of mortgage loan receivables in connection with the merger with Weingarten.
(2)

During 2022, the Company recognized $4.0 million of profit participation related to the repayment of a mortgage loan, which is included in Other income, net on the Company’s Consolidated Statements of Income.