Form 10-Q
period 2024-03-31
KIMCO REALTY CORP
filed 2024-05-03
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Securities registered pursuant to Section 12(b) of the Act:

Kimco Realty Corporation

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share.	KIM	New York Stock Exchange
Depositary Shares, each representing one one-thousandth of a share of 5.125% Class L Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprL	New York Stock Exchange
Depositary Shares, each representing one one-thousandth of a share of 5.250% Class M Cumulative Redeemable, Preferred Stock, $1.00 par value per share.	KIMprM	New York Stock Exchange
Depositary Shares, each representing one one-thousandth of a share of 7.250% Class N Cumulative Convertible Preferred Stock, $1.00 par value per share.	KIMprN	New York Stock Exchange

Kimco Realty OP, LLC

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Kimco Realty Corporation:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

Kimco Realty OP, LLC:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☐

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

As of April 24, 2024, Kimco Realty Corporation had 674,116,450 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2024, of Kimco Realty Corporation (the “Company”) and Kimco Realty OP, LLC (“Kimco OP”). Prior to January 1, 2023, the Company’s business was conducted through a predecessor entity also known as Kimco Realty Corporation (the “Predecessor”). On December 14, 2022, the Predecessor’s Board of Directors approved the entry into an Agreement and Plan of Merger (the “UPREIT Merger”) with the company formerly known as New KRC Corp., which was a Maryland corporation and wholly owned subsidiary of the Predecessor (the “Parent Company”), and KRC Merger Sub Corp., which was a Maryland corporation and wholly owned subsidiary of the Parent Company (“Merger Sub”), to effect the reorganization (the “Reorganization”) of the Predecessor’s business into an umbrella partnership real estate investment trust, or “UPREIT”.

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

The Parent Company is a real estate investment trust ("REIT") and is the managing member of Kimco OP. As of March 31, 2024, the Parent Company owned 99.84% of the outstanding limited liability company interests (the "OP Units") in Kimco OP.

Stockholders' equity and members’ capital are the primary areas of difference between the unaudited Condensed Consolidated Financial Statements of the Parent Company and those of Kimco OP. Kimco OP’s capital currently includes OP Units owned by the Parent and non-controlling OP Units owned by third parties. OP Units owned by third parties are accounted for within capital on Kimco OP’s financial statements and in non-controlling interests in the Parent Company’s financial statements.

The Parent Company consolidates Kimco OP for financial reporting purposes, and the Parent Company does not have significant assets other than its investment in Kimco OP. Therefore, while stockholders’ equity, members’ capital and noncontrolling interests differ as discussed above, the assets and liabilities of the Parent Company and Kimco OP are the same on their respective financial statements.

The Company believes combining the quarterly reports on Form 10-Q of the Parent Company and Kimco OP into this single report provides the following benefits:

●	Enhances investors' understanding of the Parent Company and Kimco OP by enabling investors to view the businesses as a whole in the same manner as management views and operates the business;
●	Eliminates duplicative disclosure and provides a more concise and readable presentation, because a substantial portion of the disclosure applies to both the Parent Company and Kimco OP; and
●	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

Throughout this Quarterly Report, unless the context requires otherwise:

●	The “Company,” “we,” “our” or “us” refer to:
o	the Parent Company and its business and operations conducted through its directly or indirectly owned subsidiaries, including Kimco OP; and
o	in statements regarding qualification as a REIT, such terms refer solely to the Predecessor or Parent Company, as applicable.
●	“Kimco OP” refers to Kimco Realty OP, LLC, our operating company following the UPREIT Merger.
●	References to “shares” and “shareholders” refer to the shares and shareholders of the Parent Company, and not the limited liability company interests of Kimco OP.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share information)

	March 31, 2024	December 31, 2023
Assets:
Real estate, net of accumulated depreciation and amortization of $3,973,210 and $3,842,869, respectively	$16,626,386	$15,094,925
Investments in and advances to real estate joint ventures	1,516,851	1,087,804
Other investments	156,171	144,089
Cash and cash equivalents	136,767	783,757
Marketable securities	2,737	330,057
Accounts and notes receivable, net	308,275	307,617
Operating lease right-of-use assets, net	132,712	128,258
Other assets	586,480	397,515
Total assets (1)	$19,466,379	$18,274,022

Liabilities:
Notes payable, net	$7,242,570	$7,262,851
Mortgages payable, net	351,376	353,945
Accounts payable and accrued expenses	239,725	216,237
Dividends payable	6,722	5,308
Operating lease liabilities	122,308	109,985
Other liabilities	665,383	599,961
Total liabilities (1)	8,628,084	8,548,287
Redeemable noncontrolling interests	70,439	72,277

Commitments and Contingencies (Footnote 19)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 21,216 and 19,367 shares, respectively; Aggregate liquidation preference $576,606 and $484,179, respectively	21	19
Common stock, $.01 par value, authorized 750,000,000 shares; Issued and outstanding 674,117,917 and 619,871,237 shares, respectively	6,741	6,199
Paid-in capital	10,906,300	9,638,494
Cumulative distributions in excess of net income	(303,302)	(122,576)
Accumulated other comprehensive income	10,279	3,329
Total stockholders' equity	10,620,039	9,525,465
Noncontrolling interests	147,817	127,993
Total equity	10,767,856	9,653,458
Total liabilities and equity	$19,466,379	$18,274,022

(1)

Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2024 and December 31, 2023 of $385,607 and $388,626, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at March 31, 2024 and December 31, 2023 of $178,952 and $180,855, respectively. See Footnote 14 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Revenues from rental properties, net	$498,905	$438,338
Management and other fee income	4,849	4,554
Total revenues	503,754	442,892

Operating expenses
Rent	(4,279)	(4,013)
Real estate taxes	(63,360)	(57,506)
Operating and maintenance	(85,774)	(75,242)
General and administrative	(36,298)	(34,749)
Impairment charges	(3,701)	(11,806)
Merger charges	(25,246)	-
Depreciation and amortization	(154,719)	(126,301)
Total operating expenses	(373,377)	(309,617)

Gain on sale of properties	318	39,206

Operating income	130,695	172,481

Other income/(expense)
Special dividend income	-	194,116
Other income, net	12,089	3,132
Loss on marketable securities, net	(27,686)	(10,144)
Interest expense	(74,565)	(61,306)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	40,533	298,279

Provision for income taxes, net	(72,010)	(30,829)
Equity in income of joint ventures, net	20,905	24,204
Equity in income of other investments, net	1,534	2,122

Net (loss)/income	(9,038)	293,776

Net income attributable to noncontrolling interests	(1,936)	(4,013)

Net (loss)/income attributable to the Company	(10,974)	289,763

Preferred dividends, net	(7,942)	(6,251)

Net (loss)/income available to the Company's common shareholders	$(18,916)	$283,512

Per common share:
Net (loss)/income available to the Company's common shareholders:
-Basic	$(0.03)	$0.46
-Diluted	$(0.03)	$0.46

Weighted average shares:
-Basic	670,118	616,489
-Diluted	670,118	619,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net (loss)/income	$(9,038)	$293,776
Other comprehensive income:
Change in unrealized gains on cash flow hedges for interest payments	6,459	-
Equity in unrealized gains on cash flow hedges for interest payments of unconsolidated investee	491	-
Other comprehensive income	6,950	-

Comprehensive (loss)/income	(2,088)	293,776

Comprehensive income attributable to noncontrolling interests	(1,936)	(4,013)

Comprehensive (loss)/income attributable to the Company	$(4,024)	$289,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

(in thousands)

						Retained
						Earnings/
						(Cumulative	Accumulated
						Distributions	Other	Total
	Preferred Stock		Common Stock		Paid-in	in Excess	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	of Net Income)	Income	Equity	Interests	Equity

Balance at January 1, 2023	19	$19	618,484	$6,185	$9,618,271	$(119,548)	$10,581	$9,515,508	$131,401	$9,646,909
Net income	-	-	-	-	-	289,763	-	289,763	4,013	293,776
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,546)	(1,546)
Dividends declared to preferred shares	-	-	-	-	-	(6,251)	-	(6,251)	-	(6,251)
Dividends declared to common shares	-	-	-	-	-	(142,574)	-	(142,574)	-	(142,574)
Repurchase of preferred stock	-	-	-	-	(320)	-	-	(320)	-	(320)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,063)	(1,063)
Issuance of common stock	-	-	1,988	20	(20)	-	-	-	-	-
Surrender of restricted common stock	-	-	(753)	(8)	(16,089)	-	-	(16,097)	-	(16,097)
Exercise of common stock options	-	-	173	2	3,725	-	-	3,727	-	3,727
Amortization of equity awards	-	-	-	-	9,346	-	-	9,346	-	9,346
Balance at March 31, 2023	19	$19	619,892	$6,199	$9,614,913	$21,390	$10,581	$9,653,102	$132,805	$9,785,907

Balance at January 1, 2024	19	$19	619,871	$6,199	$9,638,494	$(122,576)	$3,329	$9,525,465	$127,993	$9,653,458
Net (loss)/income	-	-	-	-	-	(10,974)	-	(10,974)	1,936	(9,038)
Other comprehensive income:
Change in unrealized gains on cash flow hedges for interest payments	-	-	-	-	-	-	6,459	6,459	-	6,459
Equity in unrealized gains on cash flow hedges for interest payments of unconsolidated investee	-	-	-	-	-	-	491	491	-	491
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,137)	(1,137)
Dividends declared to preferred shares	-	-	-	-	-	(7,960)	-	(7,960)	-	(7,960)
Dividends declared to common shares	-	-	-	-	-	(161,792)	-	(161,792)	-	(161,792)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,760)	(1,760)
Issuance of preferred stock for merger (1)	2	2	-	-	105,605	-	-	105,607	-	105,607
Issuance of common stock for merger (1)	-	-	53,034	530	1,166,234	-	-	1,166,764	-	1,166,764
Issuance of common stock	-	-	1,967	20	(20)	-	-	-	-	-
Noncontrolling interests assumed from the merger (1)	-	-	-	-	-	-	-	-	20,975	20,975
Surrender of common stock	-	-	(754)	(8)	(14,651)	-	-	(14,659)	-	(14,659)
Amortization of equity awards	-	-	-	-	9,679	-	-	9,679	391	10,070
Redemption/conversion of noncontrolling interests	-	-	-	-	(18)	-	-	(18)	(581)	(599)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	977	-	-	977	-	977
Balance at March 31, 2024	21	$21	674,118	$6,741	$10,906,300	$(303,302)	$10,279	$10,620,039	$147,817	$10,767,856

(1) See Footnotes 1 and 3 of the Notes to Condensed Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023

Cash flow from operating activities:
Net (loss)/income	$(9,038)	$293,776
Adjustments to reconcile net (loss)/income to net cash flow provided by operating activities:
Depreciation and amortization	154,719	126,301
Impairment charges	3,701	11,806
Straight-line rental income adjustments, net	(7,405)	(7,701)
Amortization of above-market and below-market leases, net	(5,901)	(2,989)
Amortization of deferred financing costs and fair value debt adjustments, net	(710)	(2,313)
Equity award expense	10,044	9,333
Gain on sale of properties	(318)	(39,206)
Loss on marketable securities, net	27,686	10,144
Change in fair value of embedded derivative liability	1,842	-
Equity in income of joint ventures, net	(20,905)	(24,204)
Equity in income of other investments, net	(1,534)	(2,122)
Distributions from joint ventures and other investments	23,508	13,428
Change in accounts and notes receivable, net	22,446	8,887
Change in accounts payable and accrued expenses	4,533	(30,597)
Change in other operating assets and liabilities, net	(26,577)	(19,310)
Net cash flow provided by operating activities	176,091	345,233

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	-	(98,546)
Improvements to operating real estate	(44,083)	(40,202)
Acquisition of RPT Realty	(149,103)	-
Investment in marketable securities	(1)	(2,202)
Proceeds from sale of marketable securities	299,634	138,207
Investments in and advances to real estate joint ventures	(3,182)	(12,848)
Reimbursements of investments in and advances to real estate joint ventures	5,920	5,446
Investments in and advances to other investments	(2,894)	(6,326)
Reimbursements of investments in and advances to other investments	931	199
Investment in mortgage and other financing receivables	(9,000)	(11,211)
Collection of mortgage and other financing receivables	38,189	59
Proceeds from sale of properties	65,019	70,983
Net cash flow provided by investing activities	201,430	43,559

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	-	(37,187)
Principal payments on rental property debt	(2,724)	(2,794)
Proceeds from issuance of unsecured term loans	510,000	-
Proceeds from unsecured revolving credit facility, net	125,000	-
Repayments of unsecured term loans	(310,000)	-
Repayments of unsecured notes	(1,157,700)	-
Financing origination costs	(1,538)	(6,026)
Redemption/distribution of noncontrolling interests	(4,904)	(2,609)
Dividends paid	(168,338)	(148,882)
Proceeds from issuance of stock, net	-	3,727
Repurchase of preferred stock	-	(268)
Shares repurchased for employee tax withholding on equity awards	(14,631)	(16,085)
Change in tenants' security deposits	324	680
Net cash flow used for financing activities	(1,024,511)	(209,444)

Net change in cash, cash equivalents and restricted cash	(646,990)	179,348
Cash, cash equivalents and restricted cash, beginning of the period	783,757	149,829
Cash, cash equivalents and restricted cash, end of the period	$136,767	$329,177

Interest paid (net of capitalized interest of $666 and $198, respectively)	$73,556	$54,847

Income taxes paid, net of refunds	$51,157	$47,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except unit information)

	March 31, 2024	December 31, 2023
Assets:
Real estate, net of accumulated depreciation and amortization of $3,973,210 and $3,842,869, respectively	$16,626,386	$15,094,925
Investments in and advances to real estate joint ventures	1,516,851	1,087,804
Other investments	156,171	144,089
Cash and cash equivalents	136,767	783,757
Marketable securities	2,737	330,057
Accounts and notes receivable, net	308,275	307,617
Operating lease right-of-use assets, net	132,712	128,258
Other assets	586,480	397,515
Total assets (1)	$19,466,379	$18,274,022

Liabilities:
Notes payable, net	$7,242,570	$7,262,851
Mortgages payable, net	351,376	353,945
Accounts payable and accrued expenses	239,725	216,237
Dividends payable	6,722	5,308
Operating lease liabilities	122,308	109,985
Other liabilities	665,383	599,961
Total liabilities (1)	8,628,084	8,548,287
Redeemable noncontrolling interests	70,439	72,277

Commitments and Contingencies (Footnote 19)

Members' capital:
Preferred units; 21,216 and 19,367 units outstanding, respectively	573,003	467,396
General member; 674,117,917 and 619,871,237 common units outstanding, respectively	10,036,757	9,054,740
Limited members; 1,074,100 common units outstanding at March 31, 2024	21,093	-
Accumulated other comprehensive income	10,279	3,329
Total members' capital	10,641,132	9,525,465
Noncontrolling interests	126,724	127,993
Total capital	10,767,856	9,653,458
Total liabilities and capital	$19,466,379	$18,274,022

(1)

Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2024 and December 31, 2023 of $385,607 and $388,626, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at March 31, 2024 and December 31, 2023 of $178,952 and $180,855, respectively. See Footnote 14 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per unit data)

	Three Months Ended March 31,
	2024	2023
Revenues
Revenues from rental properties, net	$498,905	$438,338
Management and other fee income	4,849	4,554
Total revenues	503,754	442,892

Operating expenses
Rent	(4,279)	(4,013)
Real estate taxes	(63,360)	(57,506)
Operating and maintenance	(85,774)	(75,242)
General and administrative	(36,298)	(34,749)
Impairment charges	(3,701)	(11,806)
Merger charges	(25,246)	-
Depreciation and amortization	(154,719)	(126,301)
Total operating expenses	(373,377)	(309,617)

Gain on sale of properties	318	39,206

Operating income	130,695	172,481

Other income/(expense)
Special dividend income	-	194,116
Other income, net	12,089	3,132
Loss on marketable securities, net	(27,686)	(10,144)
Interest expense	(74,565)	(61,306)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	40,533	298,279

Provision for income taxes, net	(72,010)	(30,829)
Equity in income of joint ventures, net	20,905	24,204
Equity in income of other investments, net	1,534	2,122

Net (loss)/income	(9,038)	293,776

Net income attributable to noncontrolling interests	(1,951)	(4,013)

Net (loss)/income attributable to Kimco OP	(10,989)	289,763

Preferred distributions, net	(7,942)	(6,251)

Net (loss)/income available to Kimco OP's common unitholders	$(18,931)	$283,512

Per common unit:
Net (loss)/income available to Kimco OP's common unitholders:
-Basic	$(0.03)	$0.46
-Diluted	$(0.03)	$0.46

Weighted average units:
-Basic	673,954	616,489
-Diluted	673,954	619,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2024
Net (loss)/income	$(9,038)	$293,776
Other comprehensive income:
Change in unrealized gains on cash flow hedges for interest payments	6,459	-
Equity in unrealized gains on cash flow hedges for interest payments of unconsolidated investee	491	-
Other comprehensive income	6,950	-

Comprehensive (loss)/income	(2,088)	293,776

Comprehensive income attributable to noncontrolling interests	(1,951)	(4,013)

Comprehensive (loss)/income attributable to Kimco OP	$(4,039)	$289,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

(in thousands)

							Accumulated
	General Member				Limited Members		Other	Total
	Preferred Units		Common Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Income	Capital	Interests	Capital

Balance at January 1, 2023	19	$469,027	618,484	$9,035,900	-	$-	$10,581	$9,515,508	$131,401	$9,646,909
Net income	-	6,251	-	283,512	-	-	-	289,763	4,013	293,776
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,546)	(1,546)
Distributions declared to preferred unitholders	-	(6,251)	-	-	-	-	-	(6,251)	-	(6,251)
Distributions declared to common unitholders	-	-	-	(142,574)	-	-	-	(142,574)	-	(142,574)
Repurchase of preferred units	-	(320)	-	-	-	-	-	(320)	-	(320)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,063)	(1,063)
Issuance of common units	-	-	1,988	-	-	-	-	-	-	-
Surrender of common units	-	-	(753)	(16,097)	-	-	-	(16,097)	-	(16,097)
Exercise of common stock options	-	-	173	3,727	-	-	-	3,727	-	3,727
Amortization of equity awards	-	-	-	9,346	-	-	-	9,346	-	9,346
Balance at March 31, 2023	19	$468,707	619,892	$9,173,814	-	$-	$10,581	$9,653,102	$132,805	$9,785,907

Balance at January 1, 2024	19	$467,396	619,871	$9,054,740	-	$-	$3,329	$9,525,465	$127,993	$9,653,458
Net income/(loss)	-	7,942	-	(18,916)	-	(15)	-	(10,989)	1,951	(9,038)
Other comprehensive income
Change in unrealized gains on cash flow hedges for interest payments	-	-	-	-	-	-	6,459	6,459	-	6,459
Equity in unrealized gains on cash flow hedges for interest payments of unconsolidated investee	-	-	-	-	-	-	491	491	-	491
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,137)	(1,137)
Distributions declared to preferred unitholders	-	(7,942)	-	-	-	-	-	(7,942)	-	(7,942)
Distributions declared to common unitholders	-	-	-	(161,810)	-	(258)	-	(162,068)	-	(162,068)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,502)	(1,502)
Issuance of preferred units for merger (1)	2	105,607	-	-	-	-	-	105,607	-	105,607
Issuance of common units for merger (1)	-	-	53,034	1,166,764	953	20,975	-	1,187,739	-	1,187,739
Issuance of common units	-	-	1,967	-	121	-	-	-	-	-
Surrender of common units	-	-	(754)	(14,659)	-	-	-	(14,659)	-	(14,659)
Amortization of equity awards	-	-	-	9,679	-	391	-	10,070	-	10,070
Redemption/conversion of noncontrolling interests	-	-	-	(18)	-	-	-	(18)	(581)	(599)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	977	-	-	-	977	-	977
Balance at March 31, 2024	21	$573,003	674,118	$10,036,757	1,074	$21,093	$10,279	$10,641,132	$126,724	$10,767,856

(1) See Footnotes 1 and 3 of the Notes to Condensed Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023

Cash flow from operating activities:
Net (loss)/income	$(9,038)	$293,776
Adjustments to reconcile net (loss)/income to net cash flow provided by operating activities:
Depreciation and amortization	154,719	126,301
Impairment charges	3,701	11,806
Straight-line rental income adjustments, net	(7,405)	(7,701)
Amortization of above-market and below-market leases, net	(5,901)	(2,989)
Amortization of deferred financing costs and fair value debt adjustments, net	(710)	(2,313)
Equity award expense	10,044	9,333
Gain on sale of properties	(318)	(39,206)
Loss on marketable securities, net	27,686	10,144
Change in fair value of embedded derivative liability	1,842	-
Equity in income of joint ventures, net	(20,905)	(24,204)
Equity in income of other investments, net	(1,534)	(2,122)
Distributions from joint ventures and other investments	23,508	13,428
Change in accounts and notes receivable, net	22,446	8,887
Change in accounts payable and accrued expenses	4,533	(30,597)
Change in other operating assets and liabilities, net	(26,577)	(19,310)
Net cash flow provided by operating activities	176,091	345,233

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	-	(98,546)
Improvements to operating real estate	(44,083)	(40,202)
Acquisition of RPT Realty	(149,103)	-
Investment in marketable securities	(1)	(2,202)
Proceeds from sale of marketable securities	299,634	138,207
Investments in and advances to real estate joint ventures	(3,182)	(12,848)
Reimbursements of investments in and advances to real estate joint ventures	5,920	5,446
Investments in and advances to other investments	(2,894)	(6,326)
Reimbursements of investments in and advances to other investments	931	199
Investment in mortgage and other financing receivables	(9,000)	(11,211)
Collection of mortgage and other financing receivables	38,189	59
Proceeds from sale of properties	65,019	70,983
Net cash flow provided by investing activities	201,430	43,559

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	-	(37,187)
Principal payments on rental property debt	(2,724)	(2,794)
Proceeds from issuance of unsecured term loans	510,000	-
Proceeds from unsecured revolving credit facility, net	125,000	-
Repayments of unsecured term loans	(310,000)	-
Repayments of unsecured notes	(1,157,700)	-
Financing origination costs	(1,538)	(6,026)
Redemption/distribution of noncontrolling interests	(4,904)	(2,609)
Distributions paid to common and preferred unitholders	(168,338)	(148,882)
Proceeds from issuance of stock, net	-	3,727
Repurchase of preferred units	-	(268)
Shares repurchased for employee tax withholding on equity awards	(14,631)	(16,085)
Change in tenants' security deposits	324	680
Net cash flow used for financing activities	(1,024,511)	(209,444)

Net change in cash, cash equivalents and restricted cash	(646,990)	179,348
Cash, cash equivalents and restricted cash, beginning of the period	783,757	149,829
Cash, cash equivalents and restricted cash, end of the period	$136,767	$329,177

Interest paid (net of capitalized interest of $666 and $198, respectively)	$73,556	$54,847

Income taxes paid, net of refunds	$51,157	$47,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust ("REIT"), of which substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the managing member and exercises exclusive control over Kimco OP. As of March 31, 2024, the Parent Company owned 99.84% of the outstanding limited liability company interests (the "OP Units") in Kimco OP. The terms “Kimco”, “the Company” and “our”, each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT, such terms refer solely to Kimco Realty Corporation.

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

The Company elected status as a REIT for federal income tax purposes commencing with its taxable year which began January 1, 1992 and operates in a manner that enables the Company to maintain its status as a REIT. To qualify as a REIT, the Company must meet several organizational and operational requirements, and is required to annually distribute at least 90% of its net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income, including any net capital gains. In January 2023, the Company consummated the Reorganization into an UPREIT structure as described in the Explanatory Note at the beginning of this Quarterly Report on Form 10-Q. If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company, generally, will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined in the Code. The Company maintains certain subsidiaries that have made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), that permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state income taxes on its income, and the Company includes, when applicable, a provision for taxes in its condensed consolidated financial statements.

RPT Merger

On August 28, 2023, the Company and RPT Realty (“RPT”) announced that they had entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which the Company would acquire RPT through a series of mergers (collectively, the “RPT Merger”). On January 2, 2024, RPT merged with and into the Company, with the Company continuing as the surviving public company. The RPT Merger added 56 open-air shopping centers, 43 of which are wholly owned and 13 of which are owned through a joint venture, comprising 13.3 million square feet of gross leasable area (“GLA”). In addition, as a result of the RPT Merger, the Company obtained RPT’s 6% stake in a 49-property net lease joint venture.

Under the terms of the Merger Agreement, each RPT common share was converted into 0.6049 of a newly issued share of the Company’s common stock, together with cash in lieu of fractional shares, and each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT was converted into the right to receive one depositary share representing one one-thousandth of a share of the Company’s newly issued 7.25% Class N Cumulative Convertible Perpetual Preferred Stock, par value $1.00 per share (“Class N Preferred Stock”).

During the three months ended March 31, 2024, the Company incurred expenses of $25.2 million associated with the RPT Merger, primarily comprised of severance, legal and professional fees. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further details.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Economic Conditions

The economy continues to face several issues including inflation risk, liquidity constraints, lack of qualified employees, tenant bankruptcies and supply chain disruptions, which could impact the Company and its tenants. In response to the rising rate of inflation the Federal Reserve steadily increased interest rates and has kept them at increased levels. The Federal Reserve may continue to increase interest rates or maintain these increased levels, until the rate of inflation begins to decrease. These increased interest rates could adversely impact the business and financial results of the Company and its tenants. In addition, slower economic growth and the potential for a recession could have an adverse effect on the Company and its tenants. This could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company continues to monitor economic, financial, and social conditions and will assess its asset portfolio for any impairment indicators. If the Company determines that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2024, of the Parent Company and Kimco OP into this single report. The accompanying Condensed Consolidated Financial Statements include the accounts of the Parent Company and Kimco OP and their consolidated subsidiaries. The Reorganization resulted in a merger of entities under common control in accordance with GAAP. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Parent Company serves as the general member of Kimco OP. The limited members of Kimco OP have limited rights over Kimco OP and do not have the power to direct the activities that most significantly impact Kimco OP’s economic performance.  As such, Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2023 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date, but does not include all annual disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as certain disclosures in this Quarterly Report that would duplicate those included in such Annual Report on Form 10-K are not included in these Condensed Consolidated Financial Statements.

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

New Accounting Pronouncements

The following table represents Accounting Standards Updates (“ASUs”) to the FASB’s ASCs that, as of  March 31, 2024, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

Annual fiscal years beginning January 1, 2024, and interim periods for fiscal years beginning January 1, 2025; Early adoption permitted

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

This ASU requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The guidance requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance requires all entities annually to disclose income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold.

Annual fiscal years beginning January 1, 2025, and interim periods for fiscal years beginning January 1, 2026; Early adoption permitted

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

		January 1, 2024	The adoption of this ASU did not have a material impact on the Company’s financial position and/or results of operations.

Regulatory Update

On March 6, 2024, the Securities and Exchange Commission (SEC) adopted final rules that will require registrants to disclose climate-related information in registration statements and annual reports, including material climate-related risks and impacts, descriptions of board oversight and risk management activities, and any material climate-related targets or goals.  The landmark rules also will require accelerated and large accelerated filers to disclose material Scope 1 and Scope 2 greenhouse gas (GHG) emissions. These disclosures will be subject to independent third-party assurance. Registrants will also have to disclose, among other things, certain effects of severe weather events and other natural conditions and amounts related to carbon offsets and renewable energy credits or certificates in their audited financial statements.  These rules will become effective for us, in part, starting with our annual report on Form 10-K for the year ending December 31, 2025, with certain requirements of the final rules subject to later compliance dates, depending on the type of disclosure. On March 15, 2024, a federal appellate court imposed a temporary stay pending judicial review of these new rules. The SEC voluntarily stayed its recently adopted climate disclosure rules pending the completion of judicial review. The Company plans to comply with the disclosure requirements of the final rules when they become effective, and are currently evaluating the impact these final rules will have on the Company’s SEC filings and related disclosures

3. RPT Merger

Overview

On January 2, 2024, the Company completed the Merger with RPT, under which RPT merged with and into the Company, with the Company continuing as the surviving public company. The RPT Merger added 56 open-air shopping centers, 43 of which are wholly owned and 13 of which are owned through a joint venture, comprising 13.3 million square feet of GLA. In addition, pursuant to the RPT Merger, the Company obtained RPT’s 6% stake in a 49-property net lease joint venture.

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

The number of RPT shares/units outstanding as of January 2, 2024, converted to shares of the Company’s shares/units were determined as follows (amounts presented in thousands, except per share data):

	Common Shares (1)	OP Units	Cumulative Convertible Perpetual Preferred Shares
RPT shares/units outstanding as of January 2, 2024	87,675	1,576	1,849
Exchange ratio	0.6049	0.6049	1.0000
Kimco shares/units issued	53,034	953	1,849

Value of Kimco stock per share/unit	$22.0005	$22.0005	$57.13
Equity consideration given from Kimco shares/units issued	$1,166,775	$20,975	$105,607

(1)	The Company paid cash in lieu of issuing fractional Kimco common shares, which is included in “Cash Consideration” caption in the table below.

The following table presents the total value of consideration paid by Kimco at the close of the RPT Merger (in thousands):

	Calculated Value of RPT Consideration	Cash Consideration*	Total Value of Consideration
As of January 2, 2024	$1,293,357	$149,103	$1,442,460

* Amount includes $130.0 million to pay off the outstanding balance on RPT’s credit facility at closing, additional consideration of approximately $19.1 million relating to transaction costs incurred by RPT and $0.1 million of cash paid in lieu of issuing fractional Kimco common shares.

Provisional Purchase Price Allocation

In accordance with ASC 805-10, Business Combinations, the Company accounted for the RPT Merger as a business combination using the acquisition method of accounting. Based on the total value of the consideration, the total fair value of the assets acquired and liabilities assumed in the RPT Merger was $1.4 billion. The following table summarizes the provisional purchase price allocation based on the Company's initial valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Provisional Allocation as of March 31, 2024
Land	$312,663
Building and improvements	1,340,164
In-place leases	220,607
Above-market leases	12,872
Real estate assets	1,886,306
Investments in and advances to real estate joint ventures	433,345
Investments in and advances to other investments	12,672
Operating lease right-of-use assets, net	6,128
Accounts receivable and other assets	57,529
Total assets acquired	2,395,980

Notes payable	(821,500)
Accounts payable and other liabilities	(50,713)
Operating lease liabilities	(13,506)
Below-market leases	(67,801)
Total liabilities assumed	(953,520)

Total purchase price	$1,442,460

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provisional fair market value of the acquired properties is based upon a valuation prepared by the Company with assistance of a third-party valuation specialist. The Company and valuation specialist are in the process of reviewing the inputs used by the third-party specialist to ensure reasonableness and that the procedures are performed in accordance with management's policy. Therefore, the final acquisition accounting adjustments, including the purchase price and its allocation, are not yet complete as of this filing. Once the purchase price and allocation are complete, an adjustment to the provisional purchase price or allocation may occur. Additionally, any excess purchase price, which could differ materially, may result in the recognition of goodwill, the amount of which may be significant.

The following table details the provisional weighted average amortization periods, in years, of the purchase price provisionally allocated to real estate and related intangible assets and liabilities acquired arising from the RPT Merger:

Weighted Average Amortization Period (in Years)
Land	n/a
Building	50.0
Building improvements	45.0
Tenant improvements	3.7
In-place leases	3.0
Above-market leases	3.7
Below-market leases	22.0
Operating right-of-use assets	81.3

Revenues from rental properties, net and Net (loss)/income available to the Company’s common shareholders in the Company’s Condensed Consolidated Statements of Operations includes revenues of $44.7 million and net income of $1.4 million (excluding $25.2 million of merger related charges), respectively, resulting from the RPT Merger during the three months ended March 31, 2024.

Pro forma Information

The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, adjusted to give effect to these properties acquired as of January 1, 2023. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods. Amounts are presented in millions, except per share figures.

	Three Months Ended March 31,
	2024	2023
Revenues from rental properties, net	$498.9	$483.0
Net income (1)	$16.2	$269.9
Net income available to the Company’s common shareholders (1)	$6.3	$259.7

(1)

The pro forma earnings for the three months ended March 31, 2024 was adjusted to exclude $25.2 million of merger-related charges, while the pro forma earnings for the three months ended March 31, 2023 was adjusted to include $25.2 million of merger-related charges incurred.

4. Real Estate

Acquisitions

During the three months ended March 31, 2024, there were no operating property acquisitions other than those acquired in connection with the RPT Merger. During the three months ended March 31, 2023, the Company acquired the following operating properties, through direct asset purchases or consolidation due to change in control resulting from the purchase of additional interests in certain operating properties held in an unconsolidated joint venture (in thousands):

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

(1)

Other includes the Company’s previously held equity investments in the Prudential Investment Program and net gains on change in control. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized gains on change in control of interest of $7.7 million, in aggregate, resulting from the fair value adjustments associated with the Company’s previously held equity interests, which are included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations. The Company previously held an ownership interest of 15.0% in these property interests. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements.

(2)	During the three months ended March 31, 2023, the Company received a land parcel as consideration resulting from the exercise of a termination option of an operating lease.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The purchase price for these acquisitions was allocated to real estate and related intangible assets and liabilities acquired, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for properties acquired/consolidated during the three months ended March 31, 2023, were as follows (in thousands):

	Allocation as of March 31, 2023	Weighted Average Amortization Period (in Years)
Land	$51,116	n/a
Building	99,947	50.0
Building improvements	10,125	45.0
Tenant improvements	8,320	4.1
In-place leases	11,080	4.1
Above-market leases	1,329	5.7
Below-market leases	(16,551)	23.6
Other assets	1,777	n/a
Other liabilities	(968)	n/a
Net assets acquired	$166,175

Dispositions

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Aggregate sales price/gross fair value (1) (2)	$248.4	$117.6
Gain on sale of properties (3)	$0.3	$39.2
Number of properties sold	10	3
Number of parcels sold/deconsolidated (2)	5	3

(1)

During 2024, the Company provided as a lender seller financing totaling $175.4 million related to the sale of nine operating properties. During 2023, the Company provided as a lender seller financing of $25.0 million related to the sale of an operating property located in Gresham, OR. See Footnote 10 of the Notes to Condensed Consolidated Financial Statements for mortgage receivable loan disclosure.

(2)

During 2023, the Company contributed a land parcel and related entitlements, located in Admore, PA, into a preferred equity investment with a gross value of $19.6 million. As a result, the Company no longer consolidates this land parcel and has a non-controlling interest in this investment. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for preferred equity investment disclosure.

(3)	Before noncontrolling interests of $1.5 million and taxes of $1.2 million for the three months ended March 31, 2023.

Impairments

During the three months ended March 31, 2024, the Company recognized aggregate impairment charges of $3.7 million related to adjustments to property carrying values for properties which the Company is marketing for sale as part of its select capital recycling program and, as such, has adjusted the anticipated hold period for such properties. The Company’s estimated fair values of these properties were primarily based upon estimated sales prices from signed contracts or letters of intent from third party offers. See Footnote 15 to the Notes to Condensed Consolidated Financial Statements for fair value disclosure.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments in and Advances to Real Estate Joint Ventures

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at March 31, 2024 and December 31, 2023 (dollars in millions):

	Noncontrolling Ownership Interest	The Company’s Investment
Joint Venture	As of March 31, 2024	March 31, 2024	December 31, 2023
Prudential Investment Program	15.0%	$134.7	$138.7
Kimco Income Opportunity Portfolio (“KIR”)	52.1%	287.4	286.3
R2G Venture LLC (“R2G”) (1)	51.5%	425.6	-
Canada Pension Plan Investment Board (“CPP”)	55.0%	205.5	204.6
Other Institutional Joint Ventures	Various	245.0	247.5
Other Joint Venture Programs (2)	Various	218.7	210.7
Total*		$1,516.9	$1,087.8

* Representing 117 property interests, 48 other property interests and 25.0 million square feet of GLA, as of March 31, 2024, and 104 property interests and 21.1 million square feet of GLA, as of December 31, 2023.

(1)

In connection with the RPT Merger, the Company acquired ownership in an unconsolidated joint venture with an affiliate of GIC Private Limited, which has a provisional fair market value of $425.9 million at the time of Merger, representing 13 property interests.

(2)	In connection with the RPT Merger, the Company acquired ownership in an unconsolidated joint venture, which has a provisional fair market value of $7.4 million at the time of Merger, representing 49 other property interests.

The table below presents the Company’s share of net income for the above investments, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
Joint Venture	2024	2023
Prudential Investment Program	$2.3	$9.8
KIR	9.7	9.3
R2G	1.7	-
CPP	2.1	2.7
Other Institutional Joint Ventures	1.4	0.7
Other Joint Venture Programs	3.7	1.7
Total	$20.9	$24.2

During the three months ended March 31, 2024, a real estate joint venture disposed of an other property interest for a sales price of $1.8 million.  This transaction resulted in no gain or loss to the Company during the three months ended March 31, 2024.

During the three months ended March 31, 2023, the Company acquired the remaining 85% interest in three operating properties from Prudential Investment Program, in separate transactions, with an aggregate gross fair value of $150.7 million. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized net gains on change in control of interests of $7.7 million, in aggregate, resulting from the fair value adjustments associated with the Company’s previously held equity interests. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for the operating properties acquired by the Company.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2024 and December 31, 2023 (dollars in millions):

	As of March 31, 2024			As of December 31, 2023
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$270.9	5.91%	21.4	$291.6	6.00%	24.6
KIR	273.5	5.82%	36.2	273.4	5.82%	39.2
R2G (1)	67.2	2.90%	83.7	-	-	-
CPP	81.6	5.12%	28.0	81.9	5.12%	31.0
Other Institutional Joint Ventures	234.3	5.76%	32.7	234.1	5.76%	35.7
Other Joint Venture Programs (2)	552.9	5.01%	47.9	367.9	4.44%	59.6
Total	$1,480.4			$1,248.9

* Includes extension options

(1)

In connection with the RPT Merger the Company acquired an ownership interest in this joint venture, which had aggregate secured debt of $66.7 million (including a fair market value adjustment of $14.4 million).

(2)	In connection with the RPT Merger the Company acquired an ownership interest in a joint venture, which had aggregate secured debt of $187.1 million (including a fair market value adjustment of $3.2 million).

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Other Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. In connection with the RPT Merger the Company acquired a preferred equity investment of $12.7 million. In addition, the Company has invested capital in structured investments, which are primarily accounted for on the equity method of accounting. As of March 31, 2024, the Company’s other investments were $156.2 million, of which the Company’s net investment under the Preferred Equity program was $118.4 million.

7. Marketable Securities

The amortized cost and unrealized gains, net of marketable securities as of March 31, 2024 and December 31, 2023, were as follows (in thousands):

	As of March 31, 2024	As of December 31, 2023
Marketable securities:
Amortized cost	$2,702	$40,110
Unrealized gains, net	35	289,947
Total fair value	$2,737	$330,057

The Company’s net gains/(losses) on marketable securities and dividend income for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Loss on marketable securities, net	$(27,686)	$(10,144)
Dividend income (included in Other income, net and Special dividend income)	$1,705	$197,575

The portion of unrealized gains/(losses) on marketable securities for the period that relates to marketable securities still held at the reporting date (in thousands):

	Three Months Ended March 31,
	2024	2023
Loss on marketable securities, net	$(27,686)	$(10,144)
Less: Net loss recognized related to marketable securities sold	27,695	10,418
Unrealized gain related to marketable securities still held	$9	$274

During the three months ended March 31, 2024, the Company sold its remaining 14.2 million shares of Albertsons Companies Inc. (“ACI”) held by the Company, generating net proceeds of $299.1 million. For tax purposes, the Company recognized a long-term capital gain of $288.7 million during the three months ended March 31, 2024. The Company anticipates retaining the proceeds from this stock sale for general corporate purposes and as a result recorded estimated federal and state taxes of $72.9 million on the taxable gain.

During the three months ended March 31, 2023, the Company received a $194.1 million special dividend payment on its share of ACI common stock and recognized this as Special dividend income on the Company’s Condensed Consolidated Statements of Operations. As a result, the Company’s Board of Directors declared a $0.09 per common share special cash dividend to maintain distribution requirements as a REIT. This special dividend was paid on December 21, 2023, to shareholders of record on December 7, 2023.

Also, during the three months ended March 31, 2023, the Company sold 7.1 million shares of ACI common stock held by the Company, generating net proceeds of $137.4 million. For tax purposes, the Company recognized a long-term capital gain of $115.4 million. The Company elected to retain the proceeds from this stock sale for general corporate purposes and paid federal and state taxes of $30.0 million on the taxable gain.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Accounts and Notes Receivable

The components of accounts and notes receivable, net of potentially uncollectible amounts as of March 31, 2024 and December 31, 2023, were as follows (in thousands):

	As of March 31, 2024	As of December 31, 2023
Billed tenant receivables	$23,966	$30,444
Unbilled common area maintenance, insurance and tax reimbursements	55,578	55,499
Other receivables	9,914	10,086
Straight-line rent receivables	218,817	211,588
Total accounts and notes receivable, net	$308,275	$307,617

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

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease income:
Fixed lease income (1)	$397,695	$348,338
Variable lease income (2)	98,281	90,071
Above-market and below-market leases amortization, net	5,901	2,989
Adjustments for potentially uncollectible revenues and disputed amounts (3)	(2,972)	(3,060)
Total lease income	$498,905	$438,338

(1)	Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)	Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.
(3)	The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts.

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from less than one to 81.1 years, some of which include options to extend the terms for up to an additional 75 years.

In connection with the RPT Merger, the Company obtained a $13.5 million operating right-of-use asset (excluding an intangible right-of-use asset of $7.4 million) in exchange for a new operating lease liability related to a property under an operating ground lease agreement.  In addition, the Company obtained a finance intangible right-of-use asset of $6.8 million (which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets).

The Company has three properties under finance leasing arrangements that consists of variable lease payments with a bargain purchase option. As of March 31, 2024, the finance right-of-use assets of $33.0 million are included in Other assets on the Company’s Condensed Consolidated Balance Sheets and finance lease liabilities of $24.4 million are included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating and finance leases as of March 31, 2024 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	30.28	0.75
Weighted-average discount rate	6.78%	6.00%

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease cost:
Finance lease cost	$366	$319
Operating lease cost	3,871	3,701
Variable lease cost	659	561
Total lease cost	$4,896	$4,581

10. Other Assets

Assets Held-For-Sale

At March 31, 2024, the Company had a property classified as held-for-sale at a net carrying amount of $1.6 million (including accumulated depreciation and amortization of $0.1 million). The Company’s determination of the fair value of the property was based upon executed contracts of sale with third parties. The book value of the property exceeded its estimated fair value, less costs to sell, and as such an impairment charge of $1.7 million was recognized during the three months ended March 31, 2024.

Mortgages and Other Financing Receivables

During the three months ended March 31, 2024, the Company provided, as a lender, the following mortgage and other financing receivables (dollars in millions):

Date Issued	Face Amount	Interest Rate			Maturity Date
Feb-24	$9.3	10.00%			Feb-29
Mar-24*	$9.0	12.00%			Mar-29
Mar-24*	$166.1	6.35%	-	10.00%	Mar-29-Mar-34

* Issued as lender seller financing related to the sale of nine operating properties which were acquired in conjunction with the RPT Merger.

During the three months ended March 31, 2024, the Company incurred charges of $2.0 million in allowance for credit loss relating to its mortgage and other financing receivables.

During the three months ended March 31, 2024, the Company collected the following mortgage and other financing receivables (dollars in millions):

Date Collected	Face Amount	Interest Rate			Maturity Date
Mar-24	$38.2	6.35%	-	10.00%	Mar-29-Mar-34

11. Notes Payable

Notes Payable

The Company has a $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility is guaranteed by the Parent Company. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 77.5 basis points and fluctuates in accordance with the Company’s credit ratings. The interest rate can be further adjusted upward or downward by a maximum of four basis points based on the sustainability metric targets, as defined in the agreement. The interest rate on the Credit Facility as of March 31, 2024 was 6.19% after a two-basis point reduction was achieved. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of March 31, 2024, the Credit Facility had an outstanding balance of $125.0 million, no appropriations for letters of credit, and the Company was in compliance with its covenants.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the RPT Merger, the Company assumed the following notes payable (dollars in millions):

Type	Amount Assumed	Interest Rate			Maturity Date
Unsecured notes (1)	$511.5	3.64%	-	4.74%	Jun-25-Nov-31
Unsecured term loan (2)	$50.0	4.15%			Nov-26
Unsecured term loan (2)	$100.0	4.11%			Feb-27
Unsecured term loan (2)	$50.0	3.43%			Aug-27
Unsecured term loan (2)	$110.0	3.71%			Feb-28

(1)	The Company fully repaid these unsecured notes in January 2024 and incurred a make-whole charge of $0.3 million resulting from this early repayment of these notes, which are included in Merger charges on the Company's Condensed Consolidated Statements of Operations.
(2)

The Company entered into a Seventh Amended and Restated Credit Agreement, through which the assumed term loans were terminated (fully repaid) and new term loans were issued to replace the assumed loans.  The new term loans retained the amounts and maturities of the assumed term loans, however the rates (Adjusted Term SOFR plus 0.905% and tied to sustainability metric targets, as described in the agreement) and covenants were revised to match those within the Company's Credit Facility. In January 2024, the Company entered into swap rate agreements with various lenders swapping the interest rates to fixed rates ranging from 4.674% to 4.875%. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements for interest rate swap disclosure.

On January 2, 2024, the Company entered into a new $200.0 million unsecured term loan credit facility pursuant to a credit agreement, which matures in January 2026, with three one-year extension options. This unsecured term loan accrues interest at a spread (currently 0.850%) to the Adjusted Term SOFR Rate (as defined in the credit agreement) or, at the Company’s option, a spread (currently 0.000%) to a base rate defined in the credit agreement, that in each case fluctuates in accordance with changes in the Company’s senior debt ratings.  In January 2024, the Company entered into a swap rate agreement swapping the interest rate to a fixed rate of 4.572%. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements for interest rate swap disclosure.

During the three months ended March 31, 2024, the Company fully repaid the following notes payables (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Unsecured note	Jan-24	$246.2	4.45%	Jan-24
Unsecured note	Mar-24	$400.0	2.70%	Mar-24

12. Derivatives

Derivative Instruments & Hedging Activities

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may use derivatives to manage exposures that arise from changes in interest rates and limits the risk by following established risk management policies and procedures including the use of derivatives.

On January 2, 2024, the Company entered into 21 interest rate swap agreements with notional amounts aggregating to $510.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized as interest expense in the Company’s Condensed Consolidated Statements of Operations. The changes in fair value of the interest rate swaps are included within the Accumulated other comprehensive income/(loss) ("AOCI") on the Company’s Condensed Consolidated Balance Sheets, and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of March 31, 2024, the Company expects approximately $6.1 million of accumulated comprehensive income on derivative instruments to be reclassified into earnings as a reduction to interest expense during the next 12 months.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The interest rate swaps are measured at fair value using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company classifies the interest rate swaps as Level 2 and are measured on a recurring basis. As of March 31, 2024, all interest rate swaps were deemed effective and are therefore included within Other assets on the Company’s Condensed Consolidated Balance Sheets.

The following table summarizes the terms and fair value of the Company’s derivative financial instruments as of March 31, 2024 (amounts in thousands):

Instrument	Number of Swap Agreements	Associated Debt Instrument	Maturity Date	Notional Amount *	Fair Value as of March 31, 2024
Interest rate swap	1	$200.0 Million Term Loan	Jan-29	$200,000	$2,820
Interest rate swaps	3	$50.0 Million Term Loan	Nov-26	50,000	506
Interest rate swaps	3	$100.0 Million Term Loan	Feb-27	100,000	1,059
Interest rate swaps	7	$50.0 Million Term Loan	Aug-27	50,000	616
Interest rate swaps	7	$110.0 Million Term Loan	Feb-28	110,000	1,458
				$510,000	$6,459

*  These interest rate swap agreements have an effective date of January 2, 2024 and utilize a 1-month SOFR CME index.

The table below details the location in the financial statements of the gain/(loss) recognized on interest rate swaps designated as cash flow hedges for the three months ended March 31, 2024 (amounts in thousands):

Three Months Ended March 31, 2024
Amount of gain/(loss) recognized in AOCI on interest rate swaps	$8,536
Amount of gain/(loss) reclassified from AOCI into income as Interest expense	$2,077
Total amount of Interest expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are being recorded	$74,565

The Company has interests in certain unconsolidated joint ventures, which have interest rate swaps. As of March 31, 2024, the Company's share of the change in fair value of the cash flow hedges for interest payments was $3.8 million, which is included within Accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets.

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

In connection with the RPT Merger, the Parent Company issued 953,400 OP units in Kimco OP, which had a fair market value of $21.0 million. Upon consummation of the RPT Merger, the Parent Company owned 99.86% of the outstanding OP Units in Kimco OP, which is no longer a disregarded entity for federal income tax purposes. In addition, during the three months ended March 31, 2024, the Parent Company issued 326,140 long term incentive plan units (“LTIP Units”) OP Units. See Footnote 16 of the Notes to Condensed Consolidated Financial Statements for further disclosure. As of March 31, 2024, the Parent Company owned 99.84% of the outstanding OP units in Kimco OP.

The Company owns eight shopping center properties located in Long Island, NY, which were acquired during 2022, partially through the issuance of $122.1 million of Preferred Outside Partner Units and $13.6 million of Common Outside Partner Units. The Outside Partner Units related to these acquisitions total $92.4 million, including noncontrolling interests of $60.2 million and an embedded derivative liability associated with put and call options of these unitholders of $32.2 million as of March 31, 2024. The noncontrolling interest is classified as mezzanine equity and included in Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets as a result of the put right available to the unit holders, an event that is not solely in the Company’s control. During 2024, 70,395 Preferred Outside Partner Units were redeemed for cash of $1.4 million. This transaction resulted in a net decrease in Redeemable noncontrolling interests of $0.9 million and a decrease in the embedded derivative liability in Other liabilities of $0.5 million on the Company’s Consolidated Balance Sheets. The Outside Partner Units related annual cash distribution rates and related conversion features consisted of the following as of March 31, 2024:

Type	Par Value Per Unit	Number of Units Remaining	Return Per Annum
Preferred Outside Partner Units	$20.00	3,907,909	3.75%
Common Outside Partner Units	$20.00	621,758	Equal to the Company’s common stock dividend

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at January 1,	$72,277	$92,933
Net income	1,137	1,546
Distributions	(1,137)	(1,546)
Redemption/conversion of noncontrolling interests	(861)	-
Adjustment to estimated redemption value	(977)	-
Balance at March 31,	$70,439	$92,933

14. Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s operating properties at March 31, 2024 and December 31, 2023 are 30 consolidated entities, respectively, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At March 31, 2024, total assets of these VIEs were $1.7 billion and total liabilities were $179.0 million. At December 31, 2023, total assets of these VIEs were $1.8 billion and total liabilities were $180.9 million.

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

All liabilities of these consolidated VIEs are non-recourse to the Company (“VIE Liabilities”). The assets of the unencumbered VIEs are not restricted for use to settle only the obligations of these VIEs. The remaining VIE assets are encumbered by third-party non-recourse mortgage debt. The assets associated with these encumbered VIEs (“Restricted Assets”) are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The table below summarizes the consolidated VIEs and the classification of the Restricted Assets and VIE Liabilities on the Company’s Condensed Consolidated Balance Sheets, exclusive of Kimco OP, as follows (dollars in millions):

	As of March 31, 2024	As of December 31, 2023
Number of unencumbered VIEs	28	28
Number of encumbered VIEs	2	2
Total number of consolidated VIEs	30	30

Restricted Assets:
Real estate, net	$377.5	$379.8
Cash and cash equivalents	3.4	3.9
Accounts and notes receivable, net	2.7	3.6
Other assets	2.0	1.3
Total Restricted Assets	$385.6	$388.6

VIE Liabilities:
Mortgages payable, net	$97.2	$97.3
Accounts payable and accrued expenses	11.3	11.4
Operating lease liabilities	5.0	5.0
Other liabilities	65.5	67.2
Total VIE Liabilities	$179.0	$180.9

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unconsolidated Redevelopment Investment

Included in the Company’s preferred equity investments at March 31, 2024, is an unconsolidated development project which is a VIE for which the Company is not the primary beneficiary. This preferred equity investment was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners over the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of March 31, 2024, the Company’s investment in this VIE was $35.7 million, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $36.1 million, which is the Company’s carrying value in this investment and its remaining capital commitment obligation.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages and construction loan financing.

15. Fair Value Measurements

All financial instruments of the Company are reflected in the accompanying Condensed Consolidated Balance Sheets at amounts which, in management’s estimation, based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values, except those listed below, for which fair values are disclosed. The valuation method used to estimate fair value for fixed-rate and variable-rate debt, and mortgage and other finance receivables, is based on discounted cash flow analyses, with assumptions that include credit spreads, market yield curves, trading activity, loan amounts and debt maturities. The fair values for marketable securities are based on published values, securities dealers’ estimated market values or comparable market sales. The fair value for embedded derivative liability is based on using the “with-and-without” method. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition. Interest rate swaps are measured at fair value using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying amount (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Assets:
Mortgage and other financing receivables (1)	$274,974	$240,731	$130,745	$122,323
Liabilities:
Notes payable, net (2)	$7,242,570	$6,597,594	$7,262,851	$6,671,450
Mortgages payable, net (3)	$351,376	$326,985	$353,945	$329,955

(1)

The Company determined that the valuation of its mortgage and other financing receivables were classified within Level 3 of the fair value hierarchy. The carrying value includes allowance for credit losses of $3.3 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively.

(2)

The Company determined that the valuation of its senior unsecured notes were classified within Level 2 of the fair value hierarchy. The estimated fair value amounts classified as Level 2 as of March 31, 2024 and December 31, 2023, were $6.6 billion and $6.7 billion, respectively. The carrying value includes deferred financing costs of $70.6 million and $65.0 million as of March 31, 2024 and December 31, 2023, respectively.

(3)

The Company determined that its valuation of its mortgages payable were classified within Level 3 of the fair value hierarchy.  The carrying value includes deferred financing costs of $1.1 million and $1.2 million as of March 31, 2024 and December 31, 2023, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities, interest rate swaps and embedded derivative liabilities. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis at  March 31, 2024 and December 31, 2023, aggregated by the level of the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2024	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$2,737	$2,737	$-	$-
Interest rate swaps derivative assets	$6,459	$-	$6,459	$-
Liabilities:
Embedded derivative liability	$32,209	$-	$-	$32,209

	Balance at December 31, 2023	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$330,057	$330,057	$-	$-
Liabilities:
Embedded derivative liability	$30,914	$-	$-	$30,914

The significant unobservable input (Level 3 inputs) used in measuring the Company’s embedded derivative liability, which is categorized with Level 3 of the fair value hierarchy, is the discount rate of 6.50% and 6.40% as of March 31, 2024 and December 31, 2023, respectively.

The table below presents the change in fair value of the embedded derivative liability measured using Level 3 inputs for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance as of January 1	$30,914	$56,000
Settlements	(547)	-
Change in fair value (included in Other income, net)	1,842	-
Balance as of March 31	$32,209	$56,000

Assets measured at fair value on a non-recurring basis at March 31, 2024 were as follows (in thousands):

	Balance at March 31, 2024	Level 1	Level 2	Level 3

Real estate held-for-sale	$1,598	$-	$-	$1,598

Assets measured at fair value on a non-recurring basis at December 31, 2023 were as follows (in thousands):

	Balance at December 31, 2023	Level 1	Level 2	Level 3

Real estate	$11,724	$-	$-	$11,724

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the three months ended March 31, 2024, the Company recognized impairment charges related to adjustments to property carrying values of $3.7 million. The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers, which were less than the carrying value of the assets. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

16. Incentive Plans

The Company has an Equity Participation Plan (as amended and/or restated, the “Equity Plan”), which provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, LTIP Units, stock payments and deferred stock awards. At March 31, 2024, the Company had 2.9 million shares of common stock available for issuance under the Equity Plan.

The Company accounts for equity awards in accordance with FASB’s compensation – Stock Compensation guidance, which requires that all share-based payments to employees, including grants of employee stock options, restricted stock, performance shares and LTIP Units, be recognized in the Condensed Consolidated Statements of Operations over the service period based on their fair values. Fair value of performance awards is determined using the Monte Carlo method, which is intended to estimate the fair value of the awards at the grant date. Fair value of restricted shares is calculated based on the price on the date of grant.

The Company recognized expenses associated with its equity awards of $10.0 million and $9.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had $71.0 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

Restricted Stock

Information with respect to restricted stock under the Plan for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Restricted stock outstanding as of January 1,	2,746,116	2,605,970
Granted (1)	872,150	893,320
Vested	(679,546)	(705,374)
Forfeited	(15,562)	(2,168)
Restricted stock outstanding as of March 31,	2,923,158	2,791,748

(1)	The weighted-average grant date fair value for restricted stock issued during the three months ended March 31, 2024 and 2023 were $19.47 and $21.30, respectively.

Performance Shares

Information with respect to performance share awards under the Plan for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Performance share awards outstanding as of January 1,	989,860	1,004,040
Granted (1)	377,690	531,200
Vested (2)	(458,660)	(545,380)
Performance share awards outstanding as of March 31,	908,890	989,860

(1)	The weighted-average grant date fair value for performance shares issued during the three months ended March 31, 2024 and 2023 were $18.14 and $42.61, respectively.
(2)	For the three months ended March 31, 2024, and 2023, the corresponding common stock equivalent of these vested awards were 970,232 and 998,238 shares, respectively.

Time-Based LTIP Units

During the three months ended March 31, 2024, the Company granted to certain employees and directors 120,700 LTIP Units with time-based vesting requirements (“Time-Based LTIP Units”) and a weighted average grant-date fair value of $19.47 per unit that vest ratably over five years subject to continued employment. Compensation expense for these units is being recognized over a five-year period.

The aggregate grant-date fair value of the Time-Based LTIP Units for the three months ended March 31, 2024 was $2.4 million. Granted Time-Based LTIP Units do not have redemption rights, but any OP Units into which units are converted are entitled to redemption rights. The Time-Based LTIPs were valued based on the Company’s closing common share price on the date of grant.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance-Based LTIP Units

During the three months ended March 31, 2024, the Company granted to certain employees 205,440 LTIP Units with performance-based vesting requirements (“Performance-Based LTIP Units”) and a weighted average grant-date fair value of $18.14 per unit.

Performance-Based LTIP Units are performance-based equity compensation pursuant to which participants have the opportunity to earn LTIP Units based on the relative performance of the total shareholder return of the Company’s common shares relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors, over the defined performance period. Any Performance-Based LTIP Units that are earned, vest at the end of the three-year performance period. Compensation expense for these units is recognized over the performance period.

The aggregate grant-date fair value of the Performance-Based LTIP Units for the three months ended March 31, 2024 was $3.7 million, valued using Monte Carlo simulations based on the following significant assumptions:

Three Months Ended March 31, 2024
Expected volatility	28.9%
Dividend yield	-
Risk-free interest rate	4.4%

17. Stockholders’ Equity

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share data and par values):

As of March 31, 2024
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,902	$222,543	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,465	261,636	5.250%	$1.31250	$1.00	12/20/2022
Class N (1)	1,849	1,849	92,427	7.250%	$3.62500	$1.00	N/A
		21,216	$576,606

(1)

In connection with the RPT Merger, the Company issued 1,849 shares of Class N Preferred Stock with a par value of $1.00 per share, represented by 1,848,539 depositary shares, which had a fair market value of $105.6 million. The Class N Preferred Stock depositary shares are convertible by the holders at an exchange ratio of 2.3071 into the Company’s common shares or under certain circumstances by the Company’s election. As of March 31, 2024, the Class N Preferred Stock was potentially convertible into 4.3 million shares of common stock.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During January 2024, the Company’s Board of Director’s authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock through February 28, 2026. During the three months ended March 31, 2024, the Company did not repurchase any shares of preferred stock.

The Class L, M and N Preferred Stock rank pari passu as to voting rights, priority for receiving dividends and liquidation preference as set forth below.

As to any matter on which the Class L, M or N Preferred Stock may vote, including any actions by written consent, each share of the Class L, M or N Preferred Stock shall be entitled to 1,000 votes, each of which 1,000 votes may be directed separately by the holder thereof. With respect to each share of Class L, M or N Preferred Stock, the holder thereof may designate up to 1,000 proxies, with each such proxy having the right to vote a whole number of votes (totaling 1,000 votes per share of Class L, M or N Preferred Stock). As a result, each Class L, M or N Depositary Share is entitled to one vote.

Common Stock

The Company has a common share repurchase program, which is scheduled to expire February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares of common stock under the share repurchase program during the three months ended March 31, 2024. As of March 31, 2024, the Company had $224.9 million available under this common share repurchase program.

During September 2023, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may, from time to time, enter into separate forward sale agreements with one or more banks. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2024. As of March 31, 2024, the Company had $500.0 million available under this ATM Program.

In connection with the RPT Merger, each RPT common share was converted into 0.6049 shares of newly issued Kimco common stock, resulting in approximately 53.0 million common shares being issued in connection with the RPT Merger.

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Three Months Ended March 31,
	2024	2023
Common Shares	$0.24000	$0.23000
Class L Depositary Shares	$0.32031	$0.32031
Class M Depositary Shares	$0.32813	$0.32813
Class N Depositary Shares	$0.90625	$-

18. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Acquisition of real estate interests from a lease modification	$-	$12,527
Disposition of real estate interests through the issuance of mortgage and other financing receivables	$175,420	$25,000
Deconsolidation of real estate interests through contribution to other investments	$-	$19,618
Surrender of common stock/units	$14,659	$16,085
Declaration of dividends paid in succeeding period	$6,722	$5,322
Capital expenditures accrual	$44,726	$35,819
Decrease in redeemable noncontrolling interests’ carrying amount, net	$(959)	$-
RPT Merger:
Real estate assets, net	$1,818,552	$-
Investment in real estate joint ventures	$433,345	$-
Investment in other investments	$12,672	$-
Other assets and liabilities, net	$(609)	$-
Notes payable	$(821,500)	$-
Lease liabilities arising from obtaining operating right-of-use assets	$(13,506)	$-
Non-controlling interest	$(20,975)	$-
Preferred stock issued in exchange for RPT preferred shares	$(105,607)	$-
Common stock issued in exchange for RPT common shares	$(1,166,775)	$-
Consolidation of Joint Ventures:
Increase in real estate and other assets, net	$-	$54,345
Increase in mortgage payables	$-	$37,187

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Condensed Consolidated Balance Sheets to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	As of March 31, 2024	As of December 31, 2023
Cash and cash equivalents	$133,405	$780,518
Restricted cash	3,362	3,239
Total cash, cash equivalents and restricted cash	$136,767	$783,757

19. Commitments and Contingencies

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At March 31, 2024, these letters of credit aggregated $39.8 million.

Funding Commitments

The Company has investments with funding commitments of $64.7 million, of which $54.3 million has been funded as of March 31, 2024.

Other

The Parent Company guarantees the unsecured debt instruments of Kimco OP. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of March 31, 2024, there were $16.5 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $41.0 million outstanding at March 31, 2024. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts the Company  may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

In connection with the RPT Merger, the Company provides a guaranty for the payment of any debt service shortfalls on the City of Jacksonville Series 2005A bonds which are tax increment revenue bonds issued in connection with a redevelopment project in Jacksonville, FL. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $4.5 million as of March 31, 2024. There have been no payments made by the Company under this guaranty agreement to date and the Company does not expect to make any payments over the life of the agreement.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of March 31, 2024.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Accumulated Other Comprehensive Income (“AOCI”)

The following table displays the change in the components of AOCI for the three months ended March 31, 2024 and 2023:

	Unrealized Gains on Cash Flow Hedges for Interest Payments	Equity in Unrealized Gains on Cash Flow Hedges for Interest Payments of Unconsolidated Investee	Total
Balance as of January 1, 2024	$-	$3,329	$3,329
Other comprehensive income before reclassifications	8,536	491	9,027
Amounts reclassed from AOCI	(2,077)	-	(2,077)
Net current-period other comprehensive income	6,459	491	6,950
Balance as of March 31, 2024	$6,459	$3,820	$10,279

Unrealized Gains Related to Defined Benefit Plan
Balance as of January 1, 2023	$10,581
Other comprehensive income before reclassifications	-
Amounts reclassified from AOCI	-
Net current-period other comprehensive income	-
Balance as of March 31, 2023	$10,581

21. Earnings Per Share/Units

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Computation of Basic and Diluted Earnings Per Share:
Net (loss)/income available to the Company's common shareholders	$(18,916)	$283,512
Earnings attributable to participating securities	(680)	(1,766)
Net (loss)/income available to the Company’s common shareholders for basic earnings per share	(19,596)	281,746
Distributions on convertible units	-	1,118
Net (loss)/income available to the Company’s common shareholders for diluted earnings per share	$(19,596)	$282,864

Weighted average common shares outstanding – basic	670,118	616,489
Effect of dilutive securities (1):
Equity awards	-	584
Assumed conversion of convertible units	-	2,555
Weighted average common shares outstanding – diluted	670,118	619,628

Net (loss)/income available to the Company's common shareholders:
Basic earnings per share	$(0.03)	$0.46
Diluted earnings per share	$(0.03)	$0.46

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the reconciliation of earnings and the weighted-average number of units used in the calculation of basic and diluted earnings per unit (amounts presented in thousands except per unit data):

	Three Months Ended March 31,
	2024	2023
Computation of Basic and Diluted Earnings Per Unit:
Net (loss)/income available to Kimco OP's common unitholders	$(18,931)	$283,512
Earnings attributable to participating securities	(680)	(1,766)
Net (loss)/income available to Kimco OP's common unitholders for basic earnings per unit	(19,611)	281,746
Distributions on convertible units	-	1,118
Net (loss)/income available to Kimco OP’s common unitholders for diluted earnings per unit	$(19,611)	$282,864

Weighted average common units outstanding – basic	673,954	616,489
Effect of dilutive securities (1):
Unit awards	-	584
Assumed conversion of convertible units	-	2,555
Weighted average common units outstanding – diluted	673,954	619,628

Net (loss)/income available to Kimco OP's common shareholders:
Basic earnings per unit	$(0.03)	$0.46
Diluted earnings per unit	$(0.03)	$0.46

(1)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Net (loss)/income available to Kimco OP's common unitholders per unit. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per unit calculations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “commit,” “anticipate,” “estimate,” “project,” “will,” “target,” “plan,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the impact of competition, including the availability of acquisition or development opportunities and the costs associated with purchasing and maintaining assets; (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iv) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (v) the potential impact of e-commerce and other changes in consumer buying practices, and changing trends in the retail industry and perceptions by retailers or shoppers, including safety and convenience, (vi) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and the costs associated with purchasing and maintaining assets and risks related to acquisitions not performing in accordance with our expectations, (vii) the Company’s ability to raise capital by selling its assets, (viii) disruptions and increases in operating costs due to inflation and supply chain disruptions, (ix) risks associated with the development of mixed-use commercial properties, including risks associated with the development, and ownership of non-retail real estate, (x) changes in governmental laws and regulations, including, but not limited to, changes in data privacy, environmental (including climate change), safety and health laws, and management’s ability to estimate the impact of such changes, (xi) the Company’s failure to realize the expected benefits of the merger with RPT Realty (the “RPT Merger”), (xii) significant transaction costs and/or unknown or inestimable liabilities related to the RPT Merger, (xiii) the risk of litigation, including shareholder litigation, in connection with the RPT Merger, including any resulting expense, (xiv) the ability to successfully integrate the operations of the Company and RPT and the risk that such integration may be more difficult, time-consuming or costly than expected, (xv) risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the combined company, (xvi) effects relating to the RPT Merger on relationships with tenants, employees, joint venture partners and third parties, (xvii) the possibility that, if the Company does not achieve the perceived benefits of the RPT Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline, (xviii) valuation and risks related to the Company’s joint venture and preferred equity investments and other investments, (xix) collectability of mortgage and other financing receivables, (xx) impairment charges, (xxi) criminal cybersecurity attacks disruption, data loss or other security incidents and breaches, (xxii) risks related to artificial intelligence, (xxiii) impact of natural disasters and weather and climate-related events, (xxiv) pandemics or other health crises, such as the coronavirus disease 2019 (“COVID-19”), (xxv) our ability to attract, retain and motivate key personnel, (xxvi) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (xxvii) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (xxviii) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xxix) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity, (xxx) the Company’s ability to continue to maintain its status as a REIT for U.S. federal income tax purposes and potential risks and uncertainties in connection with its UPREIT structure, and (xxxi) other risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes in other filings with the Securities and Exchange Commission (“SEC”).

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Overview

Kimco Realty Corporation is a REIT, of which substantially all of the Company’s assets are held by, and substantially all of the Company’s operations are conducted through, Kimco OP, either directly or through its subsidiaries, as the Company’s operating company. The Company is the managing member and exercises exclusive control over Kimco OP. As of March 31, 2024, the Parent Company owned 99.84% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP.

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of March 31, 2024, the Company had interests in 569 U.S. shopping center properties, aggregating 100.8 million square feet of gross leasable area (“GLA”), located in 30 states. In addition, the Company had 69 other property interests, primarily including net leased properties, preferred equity investments, and other investments, totaling 6.7 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

The Company’s primary business objective is to be the premier owner and operator of open-air, grocery-anchored shopping centers, and a growing portfolio of mixed-use assets, in the U.S. The Company believes it can achieve this objective by:

●	increasing the value of its existing portfolio of properties and generating higher levels of portfolio growth;
●	increasing cash flows for reinvestment and/or for distribution to shareholders while maintaining conservative payout ratios;
●	maintaining strong debt metrics and our BBB+/Baa1 unsecured debt ratings;
●	continuing growth in desirable demographic areas with successful retailers, primarily focused on grocery anchors; and
●	increasing the number of entitlements for residential use.

RPT Merger

On January 2, 2024, RPT Realty merged with and into the Company, with the Company continuing as the surviving public company, pursuant to the definitive merger agreement (the “Merger Agreement”) between the Company and RPT, which was entered into on August 28, 2023. As a result of the RPT Merger, the Company acquired 56 open-air shopping centers, including 43 wholly-owned and 13 joint venture assets, comprising 13.3 million square feet of gross leasable area, to the Company’s existing portfolio. The Company also obtained RPT’s 6% stake in a 49-property net lease joint venture.

Under the terms of the Merger Agreement, each RPT common share was converted into 0.6049 of a newly issued share of the Company’s common stock, together with cash in lieu of fractional shares, and each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT was converted into the right to receive one depositary share representing one one-thousandth of a share of the Company’s 7.25% Class N Cumulative Convertible Perpetual Preferred Stock, par value $1.00 per share (the “Class N Preferred Stock”). In connection with the RPT Merger, the Company issued 53.0 million shares of common stock, 1,849 shares of Class N Preferred Stock, and 953,400 OP Units. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further details on the RPT Merger.

Economic Conditions

The economy continues to face several issues including inflation risk, liquidity constraints, the lack of qualified employees, tenant bankruptcies and supply chain disruptions, which could impact the Company and its tenants. In response to the rising rate of inflation the Federal Reserve has steadily increased interest rates and has kept them at increased levels. The Federal Reserve may continue to increase interest rates or maintain these increased levels, until the rate of inflation begins to decrease. These increased interest rates could adversely impact the business and financial results of the Company and its tenants. In addition, slower economic growth and the potential for a recession could have an adverse effect on the Company and its tenants. This could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

Results from operations for the three months ended March 31, 2024 reflect the results of the Company’s Merger with RPT on January 2, 2024.

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2024, as compared to the corresponding period in 2023 (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023	Change
Revenues
Revenues from rental properties, net	$498,905	$438,338	$60,567
Management and other fee income	4,849	4,554	295
Operating expenses
Rent (1)	(4,279)	(4,013)	(266)
Real estate taxes	(63,360)	(57,506)	(5,854)
Operating and maintenance (2)	(85,774)	(75,242)	(10,532)
General and administrative (3)	(36,298)	(34,749)	(1,549)
Impairment charges	(3,701)	(11,806)	8,105
Merger charges	(25,246)	-	(25,246)
Depreciation and amortization	(154,719)	(126,301)	(28,418)
Gain on sale of properties	318	39,206	(38,888)
Other income/(expense)
Special dividend income	-	194,116	(194,116)
Other income, net	12,089	3,132	8,957
Loss on marketable securities, net	(27,686)	(10,144)	(17,542)
Interest expense	(74,565)	(61,306)	(13,259)
Provision for income taxes, net	(72,010)	(30,829)	(41,181)
Equity in income of joint ventures, net	20,905	24,204	(3,299)
Equity in income of other investments, net	1,534	2,122	(588)
Net income attributable to noncontrolling interests	(1,936)	(4,013)	2,077
Preferred dividends, net	(7,942)	(6,251)	(1,691)
Net (loss)/income available to the Company's common shareholders	$(18,916)	$283,512	$(302,428)
Net (loss)/income available to the Company's common shareholders:
Diluted per common share	$(0.03)	$0.46	$(0.49)

(1)	Rent expense primarily relates to ground lease payments for which the Company is the lessee.
(2)

Operating and maintenance expense consists of property-related costs, including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses.

(3)

General and administrative expense includes employee-related expenses (including salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel and entertainment costs and other company-specific expenses.

Net loss available to the Company’s common shareholders was $18.9 million for the three months ended March 31, 2024, as compared to net income available to the Company’s common shareholders of $283.5 million for the comparable period in 2023. On a diluted per common share basis, net (loss)/income available to the Company’s common shareholders for the three months ended March 31, 2024 was $(0.03), as compared to $0.46 for the comparable period in 2023.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Operations that the Company believes changed significantly and affected Net (loss)/income available to the Company’s common shareholders during the three months ended March 31, 2024, as compared to the corresponding period in 2023.

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $60.6 million for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily from (i) a net increase in revenues from tenants of $44.7 million due to properties acquired through the RPT Merger, (ii) a net increase in revenues from tenants of $13.7 million, primarily due to an increase in leasing activity and net growth in the current portfolio, (iii) an increase in revenues of $5.9 million due to properties acquired during 2024 and 2023 (other than properties acquired through the RPT Merger) and (iv) a net increase of $2.4 million due to changes in credit losses from tenants, partially offset by (v) a decrease in revenues of $3.3 million due to dispositions during 2024 and 2023, (vi) a decrease in net straight-line rental income of $1.9 million and (vii) a decrease in lease termination fee income of $0.9 million.

Real estate taxes –

The increase in Real estate taxes of $5.9 million for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to properties acquired through the RPT Merger during 2024, partially offset by dispositions during 2024 and 2023.

Operating and maintenance –

The increase in Operating and maintenance expense of $10.5 million for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to (i) properties acquired through the RPT Merger of $7.9 million and (ii) an increase in repairs and maintenance expense of $2.3 million, partially offset by (iii) lower advertising expense of $0.6 million and (iv) lower professional fees of $0.5 million.

Impairment charges –

During the three months ended March 31, 2024 and 2023, the Company recognized impairment charges related to adjustments to property carrying values of $3.7 million and $11.8 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Merger charges –

During the three months ended March 31, 2024, the Company incurred costs of $25.2 million associated with the RPT Merger, primarily comprised of severance, professional and legal fees.

Depreciation and amortization –

The increase in Depreciation and amortization of $28.4 million for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to (i) an increase of $29.1 million resulting from properties acquired during 2024 and 2023, primarily related to the RPT Merger, and (ii) an increase of $4.6 million due to depreciation commencing on certain redevelopment projects that were placed into service during 2024 and 2023, partially offset by (iii) a net decrease of $5.3 million, primarily from fully depreciated assets, write-offs due to demolition and tenant vacates and dispositions during 2024 and 2023.

Gain on sale of properties –

During the three months ended March 31, 2024, the Company disposed of 10 operating properties and five land parcels, in separate transactions, for an aggregate sales price of $248.4 million, which resulted in aggregate gains of $0.3 million. During the three months ended March 31, 2023, the Company disposed of three operating properties and three land parcels, in separate transactions, for an aggregate sales price of $117.6 million, which resulted in aggregate gains of $39.2 million.

Special dividend income –

During the three months ended March 31, 2023, the Company received $194.1 million representing its share of the Albertsons Companies Inc. (“ACI”) special dividend payment.

Other income, net –

The increase in Other income, net of $9.0 million for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to (i) an increase in interest income of $7.4 million due to higher levels of cash on hand during 2024 and (ii) an increase in income of $2.5 million from the settlement of a contract, partially offset by (iii) a decrease in dividend income of $1.8 million due to the sale of the remaining shares of ACI common stock held by the Company.

Loss on marketable securities, net –

The change in Loss on marketable securities, net of $17.5 million for the three months ended March 31, 2024, as compared to the corresponding period in 2023 is due to mark-to-market fluctuations and the sale of the remaining shares of ACI common stock held by the Company during 2024.

Interest expense –

The increase in Interest expense of $13.3 million for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to (i) the issuance of $500.0 million 6.400% senior unsecured notes during 2023 and (ii) increased levels of borrowings and assumptions of unsecured notes and term loans in connection with the RPT Merger, partially offset by (iii) a decrease in interest due to the paydown of unsecured notes during 2024.

Provision for income taxes, net –

The change in Provision for income taxes, net of $41.2 million for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to the Company’s sale of shares of ACI common stock during 2024 and 2023, which generated taxable long-term capital gains. The Company anticipates retaining the proceeds from the sale and, as a result, recorded federal and state income taxes aggregating $72.9 million on such gain.

Equity in income of joint ventures, net –

The decrease in Equity in income of joint ventures, net of $3.3 million for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to higher gains of $7.7 million recognized on sale of properties within various joint venture investments during 2023 as compared to 2024, partially offset by higher equity in income of $4.4 million, due to newly acquired joint ventures in connection with the RPT Merger, higher rental income, and lower credit losses, partially offset by increases in interest expense, during 2024 as compared to 2023.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of March 31, 2024, the Company had interests in 569 U.S. shopping center properties, aggregating 100.8 million square feet of gross leasable area (“GLA”), located in 30 states. At March 31, 2024, the Company’s five largest tenants were TJX Companies, The Home Depot, Ross Stores, Amazon/Whole Foods and Albertsons, which represented 3.8%, 1.8%, 1.8%, 1.8% and 1.7%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, and immediate access to an unsecured revolving credit facility (the “Credit Facility”) with bank commitments of $2.0 billion, which can be increased to $2.75 billion through an accordion feature.

The Company anticipates that net cash flow provided by operating activities, borrowings under its Credit Facility and the issuance of equity, public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 as supplemented by the risks and uncertainties identified under Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash, cash equivalents and restricted cash, beginning of the period	$783,757	$149,829
Net cash flow provided by operating activities	176,091	345,233
Net cash flow provided by investing activities	201,430	43,559
Net cash flow used for financing activities	(1,024,511)	(209,444)
Net change in cash, cash equivalents and restricted cash	(646,990)	179,348
Cash, cash equivalents and restricted cash, end of the period	$136,767	$329,177

Operating Activities

Net cash flow provided by operating activities for the three months ended March 31, 2024 was $176.1 million, as compared to $345.2 million for the comparable period in 2023. The decrease of $169.1 million is primarily attributable to:

●	the special dividend payment received from ACI of $194.1 million during 2023;
●	nonrecurring costs incurred in connection with the RPT Merger; and
●	the disposition of operating properties in 2024 and 2023; partially offset by
●	additional operating cash flow generated by operating properties acquired during 2024 and 2023, including those acquired in connection with the RPT Merger;
●	changes in assets and liabilities due to timing of receipts and payments;
●	new leasing, expansion and re-tenanting of core portfolio properties; and
●	an increase in distributions from the Company’s joint ventures programs.

Investing Activities

Net cash flow provided by investing activities was $201.4 million for the three months ended March 31, 2024, as compared to $43.6 million for the comparable period in 2023.

Investing activities during the three months ended March 31, 2024 primarily consisted of:

Cash inflows:

●	$299.6 million in proceeds from sale of marketable securities, primarily due to the sale of 14.2 million shares of ACI common stock;
●	$65.0 million in proceeds from the sale of 10 operating properties and five land parcels;
●	$38.2 million for collection of mortgage and other financing receivables; and
●	$6.9 million in reimbursements of investments in and advances to real estate joint ventures and other investments.

Cash outflows:

●	$149.1 million for the acquisition of RPT;
●	$44.1 million for improvements to operating real estate, primarily related to re-tenanting, tenant improvements and the Company’s active redevelopment pipeline;
●	$9.0 million for investment in mortgage and other financing receivables related to a new mortgage receivable; and
●	$6.1 million for investments in and advances to real estate joint ventures and other investments, primarily related to redevelopment projects within these portfolios.

Investing activities during the three months ended March 31, 2023 primarily consisted of:

Cash inflows:

●	$138.3 million in proceeds from sale of marketable securities, primarily due to the sale of 7.1 million shares of ACI common stock;
●	$71.0 million in proceeds from the sale of three operating properties and three land parcels; and
●	$5.6 million in reimbursements of investments in and advances to real estate joint ventures and other investments, primarily due to the sale of properties within these portfolios.

Cash outflows:

●	$98.5 million for the acquisition/consolidation of three operating properties and two parcels;
●	$40.2 million for improvements to operating real estate primarily related to re-tenanting, tenant improvements and the Company’s active redevelopment pipeline;
●

$19.2 million for investments in and advances to real estate joint ventures and other investments, primarily related to redevelopment projects within these portfolios and a partial paydown of debt within one of the Company’s joint venture investments;

●	$11.2 million for investment in other financing receivable related to one new mortgage receivable; and
●	$2.2 million for investment in marketable securities.

Acquisition of Operating Real Estate –

During the three months ended March 31, 2024, the Company expended $149.1 million in conjunction with the RPT Merger. During the three months ended March 31, 2023, the Company expended $98.5 million for the acquisition of operating real estate properties. The Company anticipates spending up to approximately $50.0 million to $100.0 million towards the acquisition of or the purchase of additional interests in operating properties for the remainder of 2024. The Company intends to fund these potential acquisitions with net cash flow provided by operating activities, proceeds from property dispositions, and availability under its Credit Facility.

Improvements to Operating Real Estate –

During the three months ended March 31, 2024 and 2023, the Company expended $44.1 million and $40.2 million, respectively, for improvements to operating real estate. These amounts consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Redevelopment and renovations	$10,051	$22,056
Tenant improvements and tenant allowances	34,032	18,146
Total improvements	$44,083	$40,202

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio, which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2024 will be approximately $225.0 million to $275.0 million. The funding of these capital requirements will be provided by proceeds from property dispositions, net cash flow provided by operating activities, and/or availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $1.0 billion for the three months ended March 31, 2024, as compared to $209.4 million for the comparable period in 2023.

Financing activities during the three months ended March 31, 2024 primarily consisted of:

Cash inflows:

●	$510.0 million in proceeds from issuance of unsecured term loans; and
●	$125.0 million in proceeds from unsecured revolving credit facility.

Cash outflows:

●	$1.2 billion in repayments of unsecured notes;
●	$310.0 million in repayments of unsecured term loans;
●	$168.3 million of dividends paid;
●	$14.6 million in shares repurchased for employee tax withholding on equity awards; and
●	$4.9 million in redemption/distribution of noncontrolling interests.

Financing activities during the three months ended March 31, 2023 primarily consisted of:

Cash inflows:

●	$3.7 million in proceeds from issuance of stock.

Cash outflows:

●	$148.9 million of dividends paid;
●	$40.0 million in principal payment on debt, including normal amortization of rental property debt;
●	$16.1 million in shares repurchased for employee tax withholding on equity awards;
●	$6.0 million in financing origination costs, in connection with the Company’s Credit Facility; and
●	$2.6 million in redemption/distribution of noncontrolling interests.

The Company continually evaluates its debt maturities and based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of March 31, 2024, the Company had consolidated floating rate debt totaling $136.2 million, excluding deferred financing costs of $6.2 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

Debt maturities for 2024 consist of $11.8 million of consolidated debt, $94.7 million of unconsolidated joint venture debt and $230.8 million of debt included in the Company’s preferred equity program, assuming the utilization of extension options where available. The 2024 remaining consolidated debt maturities are anticipated to be repaid with operating cash flows. The 2024 debt maturities on properties in the Company’s unconsolidated joint ventures and preferred equity program are anticipated to be repaid through operating cash flows, debt refinancing, and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain or improve its unsecured debt ratings. The Company may, from time to time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $18.4 billion. Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air, grocery anchored shopping centers and mixed-use assets, expanding and improving properties in the portfolio and other investments.

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

During January 2023, the Company filed a registration statement on Form S-8 for its 2020 Equity Participation Plan (the “2020 Plan”), which was previously approved by the Company’s stockholders and is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, deferred stock awards and long term incentive plan units. At March 31, 2024, the Company had 2.9 million shares of common stock available for issuance under the 2020 Plan.

Preferred Stock –

The Company’s Board of Director’s authorized the repurchase of up to 891,000 depositary shares of Class L preferred stock, 1,047,000 depositary shares of Class M preferred stock, and 185,000 depositary shares of Class N preferred stock representing an aggregate of up to 2,123 shares of the Company’s preferred stock, par value $1.00 per share, through February 28, 2026. During the three months ended March 31, 2024, the Company did not repurchase any preferred stock.

Under the terms of the Merger Agreement, each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT was converted into the right to receive one depositary share representing one one-thousandth of a share of Class N Preferred Stock of the Company having the rights, preferences and privileges substantially as set forth in the Merger Agreement, in each case, without interest, and subject to any withholding required under applicable law, upon the terms and subject to the conditions set forth in the Merger Agreement.

Common Stock –

During September 2023, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2024. As of March 31, 2024, the Company had $500.0 million available under this ATM Program.

The Company has a common share repurchase program, which is scheduled to expire on February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the three months ended March 31, 2024. As of March 31, 2024, the Company had $224.9 million available under this common share repurchase program.

In connection with the RPT Merger, each RPT common share, issued and outstanding immediately prior to the effective time of the RPT Merger was converted into 0.6049 shares of newly issued shares of Kimco common stock, resulting in approximately 53.0 million common shares issued to effect the RPT Merger.

Senior Unsecured Notes –

The Company’s indenture governing its senior unsecured notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of March 31, 2024
Consolidated Indebtedness to Total Assets	<60%	36%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.4x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.5x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; Seventh Supplemental Indenture dated as of April 24, 2014; and the Eighth Supplemental Indenture dated as of January 3, 2023, each as filed with the SEC. In connection with the merger with Weingarten, the Company assumed senior unsecured notes which have covenants that are similar to the Company’s existing debt covenants for its senior unsecured notes. Please refer to the form Indenture included in Weingarten’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 10, 1995, the First Supplemental Indenture, dated as of August 2, 2006 filed with Weingarten’s Current Report on Form 8-K dated August 2, 2006, and the Second Supplemental Indenture, dated as of October 9, 2012 filed with Weingarten’s Current Report on Form 8-K dated October 9, 2012. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2023 for specific filing information.

In connection with the Reorganization, Kimco OP became the issuer of the senior notes and the Parent Company has provided a full and unconditional guarantee of Kimco OP’s obligations under each series of senior notes previously issued and outstanding.

During the three months ended March 31, 2024, the Company fully repaid the following notes payables (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Unsecured note	Jan-24	$246.2	4.45%	Jan-24
Unsecured notes (1)	Jan-24	$511.5	3.64%-4.74%	Jun-25-Nov-31
Unsecured note	Mar-24	$400.0	2.70%	Mar-24

(1)

The Company incurred a make-whole charge of $0.3 million resulting from this early repayment of these notes, which are included in Merger charges on the Company’s Condensed Consolidated Statements of Operations.

Credit Facility –

In February 2023, the Company obtained a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks, which replaced the Company’s existing $2.0 billion unsecured revolving credit facility which was scheduled to mature in March 2024. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility is guaranteed by the Parent Company. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 77.5 basis points and fluctuates in accordance with the Company’s credit ratings. The interest rate can be further adjusted upward or downward by a maximum of four basis points based on the sustainability metric targets, as defined in the agreement. The interest rate on the Credit Facility as of March 31, 2024 was 6.19% after a two-basis point reduction was achieved. As of March 31, 2024, the Credit Facility had an outstanding balance of $125.0 million and no appropriations for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of March 31, 2024
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	35%
Total Priority Indebtedness to GAV	<35%	1.3%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.5x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	4.0x

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

The Company entered into a Seventh Amended and Restated Credit Agreement, through which the assumed term loans were terminated and new term loans were issued to replace the assumed loans.  The new term loans retained the amounts and maturities of the assumed term loans, however the rates (Adjusted Term SOFR plus 0.905% and tied to sustainability metric targets, as described in the agreement) and covenants were revised to match those within the Company's Credit Facility. The following unsecured term loans were assumed, terminated and issued (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Unsecured term loan	Jan-24	$50.0	4.15%	Nov-26
Unsecured term loan	Jan-24	$100.0	4.11%	Feb-27
Unsecured term loan	Jan-24	$50.0	3.43%	Aug-27
Unsecured term loan	Jan-24	$110.0	3.71%	Feb-28

In January 2024, the Company entered into 20 swap rate agreements with various lenders swapping the interest rates to fixed rates ranging from 4.674% to 4.875%.

Mortgages Payable –

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of March 31, 2024, the Company had over 500 unencumbered property interests in its portfolio.

Other –

During the three months ended March 31, 2024, the Company sold its remaining 14.2 million shares of ACI common stock held by the Company, generating net proceeds of $299.1 million. For tax purposes, the Company recognized a long-term capital gain of $288.7 million. The Company anticipates retaining the proceeds from this stock sale for general corporate purposes and as a result recorded federal and state income taxes of $72.9 million on the taxable gain.

The Parent Company guarantees the unsecured debt instruments of Kimco OP. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

The Company has issued letters of credit in connection with completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At March 31, 2024, these letters of credit aggregated $39.8 million.

The Company has investments with funding commitments of $64.7 million, of which $54.3 million has been funded as of March 31, 2024.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of March 31, 2024, there were $16.5 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $41.0 million outstanding at March 31, 2024. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

In connection with the RPT Merger, the Company provides a guaranty for the payment of any debt service shortfalls on the City of Jacksonville Series 2005A bonds which are tax increment revenue bonds issued in connection with a redevelopment project in Jacksonville, FL. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $4.5 million as of March 31, 2024. There have been no payments made by the Company under this guaranty agreement to date and the Company does not expect to make any payments over the life of the agreement.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as it monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio that reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid for common and preferred stock for the three months ended March 31, 2024 and 2023 were $168.3 million and $148.9 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments with institutions that have high credit ratings. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On January 30, 2024, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of preferred shares (Classes L, M and N), which were paid on April 15, 2024, to shareholders of record on April 1, 2024. In addition, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per common share which was paid on March 21, 2024 to shareholders of record on March 7, 2024.

On April 30, 2024, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of preferred shares (Classes L, M and N), which are scheduled to be paid on July 15, 2024, to shareholders of record on July 1, 2024. Additionally, on April 30, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per common share, payable on June 20, 2024 to shareholders of record on June 6, 2024.

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

	Three Months Ended March 31,
	2024	2023
Net (loss)/income available to the Company’s common shareholders	$(18,916)	$283,512
Gain on sale of properties	(318)	(39,206)
Gain on sale of joint venture properties	(53)	(7,710)
Depreciation and amortization - real estate related	153,462	125,278
Depreciation and amortization - real estate joint ventures	21,598	16,547
Impairment charges (including real estate joint ventures)	5,702	11,803
(Loss)/profit participation from other investments, net	(29)	31
Special dividend income	-	(194,116)
Loss on marketable securities/derivative, net	29,528	10,144
Provision for income taxes, net (1)	71,741	30,873
Noncontrolling interests (1)	(886)	931
FFO available to the Company’s common shareholders (3)	$261,829	$238,087
Weighted average shares outstanding for FFO calculations:
Basic	670,118	616,489
Units	3,284	2,555
Convertible preferred shares	4,265	-
Dilutive effect of equity awards	127	584
Diluted	677,794	619,628

FFO per common share – basic	$0.39	$0.39
FFO per common share – diluted (2)	$0.39	$0.39

(1)	Related to gains, impairments, depreciation on properties and gains/(losses) on sales of marketable securities/derivative, where applicable.
(2)

Reflects the potential impact of convertible preferred shares and if certain units were converted to common stock at the beginning of the period. FFO available to the Company’s common shareholders would be increased by $2,443 and $584 for the three months ended March 31, 2024 and 2023, respectively. The effect of other certain convertible securities would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted FFO per share calculations.

(3)	Includes merger-related charges of $25.2 million ($0.04 per share on a diluted basis) for the three months ended March 31, 2024.

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

For the three months ended March 31, 2024 and 2023, the Company included Same property NOI from the RPT properties acquired through the RPT Merger, as the Company owned these properties for the full three months ended March 31, 2024. The amount of the adjustment relating to RPT same property NOI for the three months ended March 31, 2023, included in the table below, represents the Same property NOI from RPT properties prior to the RPT Merger, which is not included in the Company's Net (loss)/income available to the Company’s common shareholders.

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

The following is a reconciliation of Net (loss)/income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended March 31,
	2024	2023
Net (loss)/income available to the Company’s common shareholders	$(18,916)	$283,512
Adjustments:
Management and other fee income	(4,849)	(4,554)
General and administrative	36,298	34,749
Impairment charges	3,701	11,806
Merger charges	25,246	-
Depreciation and amortization	154,719	126,301
Gain on sale of properties	(318)	(39,206)
Special dividend income	-	(194,116)
Interest expense and other income, net	62,476	58,174
Loss on marketable securities, net	27,686	10,144
Provision for income taxes, net	72,010	30,829
Equity in income of other investments, net	(1,534)	(2,122)
Net income attributable to noncontrolling interests	1,936	4,013
Preferred dividends, net	7,942	6,251
RPT same property NOI (1)	610	39,678
Non same property net operating income	(14,856)	(14,390)
Non-operational expense from joint ventures, net	29,122	16,039
Same property NOI	$381,273	$367,108

(1)

Amounts for the three months ended March 31, 2024 and 2023, represent the Same property NOI from RPT properties, not included in the Company's Net (loss)/income available to the Company's common shareholders.

Same property NOI increased by $14.2 million, or 3.9%, for the three months ended March 31, 2024, as compared to the corresponding period in 2023. This increase is primarily the result of (i) a net increase of $10.7 million, primarily related to an increase in rental revenue driven by strong leasing activity, (ii) a decrease in credit losses from tenants of $1.2 million due to increased collections, and (iii) a decrease in non-recoverable operating expenses of $2.3 million.

Leasing Activity

During the three months ended March 31, 2024, the Company executed 458 leases totaling 3.7 million square feet in the Company’s consolidated operating portfolio comprised of 117 new leases and 341 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $22.5 million, or $50.26 per square foot. These costs include $17.5 million of tenant improvements and $5.0 million of external leasing commissions. The average rent per square foot for (i) new leases was $25.95 and (ii) renewals and options was $16.91.

Tenant Lease Expirations

At March 31, 2024, the Company has a total of 9,275 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	152	669	$15,589	1.1%
2024	593	2,628	$56,686	4.0%
2025	1,247	8,352	$158,784	11.1%
2026	1,293	11,236	$188,528	13.1%
2027	1,308	10,563	$194,793	13.6%
2028	1,337	11,343	$218,977	15.3%
2029	1,026	9,132	$163,308	11.4%
2030	426	3,444	$75,600	5.3%
2031	394	2,650	$59,446	4.1%
2032	424	3,137	$60,446	4.2%
2033	455	3,636	$69,506	4.8%
2034	341	2,804	$60,147	4.2%

(1)	Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. The Company has 21 interest rate swaps with notional amounts aggregating to $510.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. The hedged debt is reflected as fixed rate unsecured debt in the table below. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

The following table presents the carrying value of the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of March 31, 2024, with corresponding weighted-average interest rates sorted by maturity date. In addition, the following table presents the fair value of the Company’s debt obligations outstanding, excluding unamortized deferred financing costs. The table does not include extension options where available (amounts in millions).

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$11.8	$50.7	$-	$33.6	$136.8	$101.1	$334.0	$309.7
Average Interest Rate	4.38%	3.50%	-	4.01%	4.50%	3.82%	4.09%

Variable Rate	$-	$17.4	$-	$-	$-	$-	$17.4	$17.3
Average Interest Rate	-	6.63%	-	-	-	-	6.63%

Unsecured Debt
Fixed Rate	$-	$746.6	$1,030.3	$585.6	$517.2	$4,244.1	$7,123.8	$6,472.2
Average Interest Rate	-	3.48%	3.44%	4.23%	2.57%	3.95%	3.75%

Variable Rate	$-	$-	$-	$118.8	$-	$-	$118.8	$125.4
Average Interest Rate	-	-	-	6.19%	-	-	6.19%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.3 million for the three months ended March 31, 2024 if short-term interest rates were 1.0% higher.

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

On January 2, 2024, the Company completed the RPT Merger and accordingly the Company’s management is in the process of integrating RPT’s operations into its internal control over financial reporting, as necessary, to accommodate modifications to its business processes related to the RPT Merger transaction. None of these integration activities are expected to have a material impact on our system of internal control over financial reporting.

Other than as noted above, there have not been any changes in the Parent Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 2, 2024, the Company completed the RPT Merger and accordingly Kimco OP’s management is in the process of integrating RPT’s operations into its internal control over financial reporting, as necessary, to accommodate modifications to its business processes related to the RPT Merger transaction.  None of these integration activities are expected to have a material impact on our system of internal control over financial reporting.

Other than as noted above, there have not been any changes in Kimco OP’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Kimco OP’s internal control over financial reporting.

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

Item 1A. Risk Factors.

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L preferred stock, 1,047,000 depositary shares of Class M preferred stock, and 185,000 depositary shares of Class N Preferred Stock par value $1.00 per share through February 28, 2026. The Company did not repurchase any Class L, Class M or Class N depositary shares during the three months ended March 31, 2024.

The Company has a common share repurchase program, which is scheduled to expire on February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the three months ended March 31, 2024. As of March 31, 2024, the Company had $224.9 million available under this common share repurchase program.

During the three months ended March 31, 2024, the Company repurchased 738,633 shares of the Company’s common stock for an aggregate purchase price of $14.6 million (weighted average price of $19.81 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

The following table presents information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2024 – January 31, 2024	861	$20.16	-	$224.9
February 1, 2024 – February 29, 2024	737,772	19.81	-	$224.9
March 1, 2024 – March 31, 2024	-	-	-	$224.9
Total	738,633	$19.81	-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Plan Elections.

During the three months ended March 31, 2024, no director or officer (as defined in § 240.16a–1(f) of this chapter) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.1	Amended and Restated Limited Liability Company Agreement of Kimco Realty OP, LLC, dated as of January 2, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2024)
3.2	Articles Supplementary of Kimco Realty Corporation with respect to Kimco Class N Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2024)
3.3	Certificate of Correction to Articles Supplementary of Kimco Realty Corporation with respect to Kimco Class N Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 10-K filed on February 23, 2024)
4.1	Form of Deposit Agreement, dated as of January 2, 2024, between Kimco Realty Corporation and Equiniti Trust Company, LLC, and the holders from time to time of the Depositary Receipts described therein, dated as of January 2, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 3, 2024)
10.1	Seventh Amended and Restated Credit Agreement, dated as of January 2, 2024 among Kimco Realty OP, LLC (as successor by assumption to RPT Realty, L.P.), the several banks, financial institutions and other entities from time to time parties thereto, BMO Bank, N.A., as syndication agent, Truist Bank and Regions Bank, as documentation agents, J.P. Morgan Securities LLC, as sustainability structuring agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2024)
10.2	Parent Guarantee, dated as of January 2, 2024, made by Kimco Realty Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2024)
10.3	Term Loan Agreement, dated as of January 2, 2024 among Kimco Realty O.P., LLC, the several banks, financial institutions and other entities from time to time parties thereto, and TD Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 3, 2024)
10.4	Parent Guarantee, dated as of January 2, 2024, made by Kimco Realty Corporation in favor of TD Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 3, 2024)
10.5	Kimco Realty Corporation Second Amended and Restated 2020 Equity Participation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 10-K filed on February 23, 2024)
10.6	Form of LTIP Unit Award Agreement (Time-Based) (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 10-K filed on February 23, 2024)
10.7	Form of LTIP Unit Award Agreement (Performance-Based) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 10-K filed on February 23, 2024)
31.1	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4*	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

May 3, 2024	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

May 3, 2024	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY OP, LLC BY: KIMCO REALTY CORPORATION, managing member

May 3, 2024	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

May 3, 2024	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer