Form 10-Q/A
period 2024-03-31
KIMCO REALTY CORP; Kimco Realty OP, LLC
filed 2024-05-13
CIK 879101, 1959472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 24, 2024, Kimco Realty Corporation had 674,116,450 shares of common stock outstanding.

EXPLANATORY NOTE REGARDING THIS AMENDMENT

This Amendment No. 1 on Form 10-Q/A (this "Amendment") to Kimco Realty Corporation's and Kimco Realty OP, LLC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed with the Securities and Exchange Commission on May 3, 2024 (the "Original Filing"), is made solely to re-file the Original Filing under both Kimco Realty Corporation and Kimco Realty OP, LLC.  The Original Filing was filed solely under Kimco Realty Corporation and inadvertently omitted Kimco OP, LLC. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, additional certifications have been provided as Exhibits 31.5 - 31.8 and Exhibits 32.5 - 32.8.

The Original Filing remains unchanged in all other respects. The Amendment does not reflect events occurring after May 3, 2024, the date of the Original Filing, or otherwise modify or update the disclosures contained in the Original Filing.

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

3.1	Amended and Restated Limited Liability Company Agreement of Kimco Realty OP, LLC, dated as of January 2, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2024)
3.2	Articles Supplementary of Kimco Realty Corporation with respect to Kimco Class N Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2024)
3.3	Certificate of Correction to Articles Supplementary of Kimco Realty Corporation with respect to Kimco Class N Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 10-K filed on February 23, 2024)
4.1	Form of Deposit Agreement, dated as of January 2, 2024, between Kimco Realty Corporation and Equiniti Trust Company, LLC, and the holders from time to time of the Depositary Receipts described therein, dated as of January 2, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 3, 2024)
10.1	Seventh Amended and Restated Credit Agreement, dated as of January 2, 2024 among Kimco Realty OP, LLC (as successor by assumption to RPT Realty, L.P.), the several banks, financial institutions and other entities from time to time parties thereto, BMO Bank, N.A., as syndication agent, Truist Bank and Regions Bank, as documentation agents, J.P. Morgan Securities LLC, as sustainability structuring agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2024)
10.2	Parent Guarantee, dated as of January 2, 2024, made by Kimco Realty Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2024)
10.3	Term Loan Agreement, dated as of January 2, 2024 among Kimco Realty O.P., LLC, the several banks, financial institutions and other entities from time to time parties thereto, and TD Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 3, 2024)
10.4	Parent Guarantee, dated as of January 2, 2024, made by Kimco Realty Corporation in favor of TD Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 3, 2024)
10.5	Kimco Realty Corporation Second Amended and Restated 2020 Equity Participation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 10-K filed on February 23, 2024)
10.6	Form of LTIP Unit Award Agreement (Time-Based) (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 10-K filed on February 23, 2024)
10.7	Form of LTIP Unit Award Agreement (Performance-Based) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 10-K filed on February 23, 2024)
31.1	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.5	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.6	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.7	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.8	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4*	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.5*	Certification of the Chief Executive Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.6*	Certification of the Chief Financial Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.7*	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.8*	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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