Form 10-Q
period 2024-09-30
KIMCO REALTY CORP; Kimco Realty OP, LLC
filed 2024-10-31
CIK 879101, 1959472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 22, 2024, Kimco Realty Corporation had 674,081,407 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2024, of Kimco Realty Corporation (the “Company”) and Kimco Realty OP, LLC (“Kimco OP”). Prior to January 1, 2023, the Company’s business was conducted through a predecessor entity also known as Kimco Realty Corporation (the “Predecessor”). On December 14, 2022, the Predecessor’s Board of Directors approved the entry into an Agreement and Plan of Merger (the “UPREIT Merger”) with the company formerly known as New KRC Corp., which was a Maryland corporation and wholly owned subsidiary of the Predecessor (the “Parent Company”), and KRC Merger Sub Corp., which was a Maryland corporation and wholly owned subsidiary of the Parent Company (“Merger Sub”), to effect the reorganization (the “Reorganization”) of the Predecessor’s business into an umbrella partnership real estate investment trust, or “UPREIT”.

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

The Parent Company is a real estate investment trust ("REIT") and is the managing member of Kimco OP. As of September 30, 2024, the Parent Company owned 99.84% of the outstanding limited liability company interests (the "OP Units") in Kimco OP.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share information)

	September 30, 2024	December 31, 2023
Assets:
Real estate, net of accumulated depreciation and amortization of $4,225,563 and $3,842,869, respectively	$16,515,749	$15,094,925
Investments in and advances to real estate joint ventures	1,492,211	1,087,804
Other investments	106,513	144,089
Cash, cash equivalents and restricted cash	790,044	783,757
Marketable securities	2,355	330,057
Accounts and notes receivable, net	320,361	307,617
Operating lease right-of-use assets, net	130,914	128,258
Other assets	770,849	397,515
Total assets (1)	$20,128,996	$18,274,022

Liabilities:
Notes payable, net	$7,966,940	$7,262,851
Mortgages payable, net	335,275	353,945
Accounts payable and accrued expenses	309,272	216,237
Dividends payable	6,722	5,308
Operating lease liabilities	121,417	109,985
Other liabilities	646,619	599,961
Total liabilities (1)	9,386,245	8,548,287
Redeemable noncontrolling interests	73,688	72,277

Commitments and Contingencies (Footnote 19)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 21,216 and 19,367 shares, respectively; Aggregate liquidation preference $576,602 and $484,179, respectively	21	19
Common stock, $.01 par value, authorized 1,500,000,000 and 750,000,000 shares, respectively; Issued and outstanding 674,082,065 and 619,871,237 shares, respectively	6,741	6,199
Paid-in capital	10,917,003	9,638,494
Cumulative distributions in excess of net income	(387,067)	(122,576)
Accumulated other comprehensive (loss)/income	(13,485)	3,329
Total stockholders' equity	10,523,213	9,525,465
Noncontrolling interests	145,850	127,993
Total equity	10,669,063	9,653,458
Total liabilities and equity	$20,128,996	$18,274,022

(1)
Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2024 and December 31, 2023 of $333,749 and $388,626, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at September 30, 2024 and December 31, 2023 of $169,855 and $180,855, respectively. See Footnote 14 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Revenues from rental properties, net	$502,875	$441,816	$1,498,001	$1,319,162
Management and other fee income	4,757	4,249	13,616	12,635
Total revenues	507,632	446,065	1,511,617	1,331,797

Operating expenses
Rent	(4,239)	(3,939)	(12,744)	(12,097)
Real estate taxes	(64,996)	(57,875)	(194,538)	(173,002)
Operating and maintenance	(88,744)	(76,604)	(262,267)	(226,919)
General and administrative	(33,850)	(33,697)	(103,238)	(101,180)
Impairment charges	(375)	(2,237)	(4,277)	(14,043)
Merger charges	-	(3,750)	(25,246)	(3,750)
Depreciation and amortization	(144,688)	(127,437)	(447,555)	(382,983)
Total operating expenses	(336,892)	(305,539)	(1,049,865)	(913,974)

Gain on sale of properties	551	-	944	52,376

Operating income	171,291	140,526	462,696	470,199

Other income/(expense)
Special dividend income	-	-	-	194,116
Other income, net	22,203	8,377	39,953	19,080
Gain/(loss) on marketable securities, net	79	13,225	(27,613)	17,642
Interest expense	(76,216)	(60,424)	(224,122)	(182,404)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	117,357	101,704	250,914	518,633

(Provision)/benefit for income taxes, net	(128)	729	(72,355)	(61,127)
Equity in income of joint ventures, net	20,981	16,257	63,413	57,589
Equity in income of other investments, net	216	2,100	9,468	8,741

Net income	138,426	120,790	251,440	523,836

Net income attributable to noncontrolling interests	(2,443)	(2,551)	(6,693)	(9,208)

Net income attributable to the Company	135,983	118,239	244,747	514,628

Preferred dividends, net	(7,961)	(6,285)	(23,864)	(18,736)

Net income available to the Company's common shareholders	$128,022	$111,954	$220,883	$495,892

Per common share:
Net income available to the Company's common shareholders:
-Basic	$0.19	$0.18	$0.32	$0.80
-Diluted	$0.19	$0.18	$0.32	$0.80

Weighted average shares:
-Basic	671,231	617,090	670,851	616,888
-Diluted	671,577	617,271	671,096	619,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$138,426	$120,790	$251,440	$523,836
Other comprehensive (loss)/income:
Unrealized gains related to defined benefit plan	-	(10,581)	-	(10,581)
Unrealized losses on cash flow hedges for interest payments, net	(22,050)	-	(14,230)	-
Equity in unrealized (losses)/gains on cash flow hedges for interest payments of unconsolidated investee, net	(2,671)	1,255	(2,584)	6,616
Other comprehensive loss	(24,721)	(9,326)	(16,814)	(3,965)

Comprehensive income	113,705	111,464	234,626	519,871

Comprehensive income attributable to noncontrolling interests	(2,443)	(2,551)	(6,693)	(9,208)

Comprehensive income attributable to the Company	$111,262	$108,913	$227,933	$510,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended September 30, 2024 and 2023

(unaudited)

(in thousands)

						Retained
						Earnings/
						(Cumulative
						Distributions	Accumulated
						in Excess	Other	Total
	Preferred Stock		Common Stock		Paid-in	of Net	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Income)	(Loss)/Income	Equity	Interests	Equity
Balance at July 1, 2023	19	$19	619,889	$6,199	$9,621,686	$(20,748)	$15,942	$9,623,098	$132,310	$9,755,408
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	10	10
Net income	-	-	-	-	-	118,239	-	118,239	2,551	120,790
Other comprehensive income:
Unrealized gains related to defined benefit plan	-	-	-	-	-	-	(10,581)	(10,581)	-	(10,581)
Equity in unrealized gains on cash flow hedges for interest payments of unconsolidated investee, net	-	-	-	-	-	-	1,255	1,255	-	1,255
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,525)	(1,525)
Dividends declared to preferred shares	-	-	-	-	-	(6,285)	-	(6,285)	-	(6,285)
Dividends declared to common shares	-	-	-	-	-	(142,583)	-	(142,583)	-	(142,583)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,108)	(1,108)
Surrender of restricted common stock	-	-	(14)	-	(134)	-	-	(134)	-	(134)
Amortization of equity awards	-	-	-	-	7,896	-	-	7,896	-	7,896
Redemption/conversion of noncontrolling interests	-	-	-	-	(788)	-	-	(788)	(7)	(795)
Balance at September 30, 2023	19	$19	619,875	$6,199	$9,628,660	$(51,377)	$6,616	$9,590,117	$132,231	$9,722,348

Balance at July 1, 2024	21	$21	674,112	$6,741	$10,914,084	$(353,310)	$11,236	$10,578,772	$147,835	$10,726,607
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	274	274
Net income	-	-	-	-	-	135,983	-	135,983	2,443	138,426
Other comprehensive income:
Unrealized losses on cash flow hedges for interest payments, net	-	-	-	-	-	-	(22,050)	(22,050)	-	(22,050)
Equity in unrealized losses on cash flow hedges for interest payments of unconsolidated investee, net	-	-	-	-	-	-	(2,671)	(2,671)	-	(2,671)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,110)	(1,110)
Dividends declared to preferred shares	-	-	-	-	-	(7,961)	-	(7,961)	-	(7,961)
Dividends declared to common shares	-	-	-	-	-	(161,779)	-	(161,779)	-	(161,779)
Repurchase of preferred stock	-	-	-	-	(5)	-	-	(5)	-	(5)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,178)	(1,178)
Surrender of restricted common stock	-	-	(30)	-	(599)	-	-	(599)	-	(599)
Amortization of equity awards	-	-	-	-	7,662	-	-	7,662	433	8,095
Redemption/conversion of noncontrolling interests	-	-	-	-	(461)	-	-	(461)	(2,847)	(3,308)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	(3,678)	-	-	(3,678)	-	(3,678)
Balance at September 30, 2024	21	$21	674,082	$6,741	$10,917,003	$(387,067)	$(13,485)	$10,523,213	$145,850	$10,669,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2024 and 2023

(unaudited)

(in thousands)

						Retained
						Earnings/
						(Cumulative
						Distributions	Accumulated
						in Excess	Other	Total
	Preferred Stock		Common Stock		Paid-in	of Net	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Income)	(Loss)/Income	Equity	Interests	Equity
Balance at January 1, 2023	19	$19	618,484	$6,185	$9,618,271	$(119,548)	$10,581	$9,515,508	$131,401	$9,646,909
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	13	13
Net income	-	-	-	-	-	514,628	-	514,628	9,208	523,836
Other comprehensive income:
Unrealized gains related to defined benefit plan	-	-	-	-	-	-	(10,581)	(10,581)	-	(10,581)
Equity in unrealized gains on cash flow hedges for interest payments of unconsolidated investee, net	-	-	-	-	-	-	6,616	6,616	-	6,616
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(4,629)	(4,629)
Dividends declared to preferred shares	-	-	-	-	-	(18,735)	-	(18,735)	-	(18,735)
Dividends declared to common shares	-	-	-	-	-	(427,722)	-	(427,722)	-	(427,722)
Repurchase of preferred stock	-	-	-	-	(1,631)	-	-	(1,631)	-	(1,631)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(3,755)	(3,755)
Issuance of common stock	-	-	1,988	20	(20)	-	-	-	-	-
Surrender of restricted common stock	-	-	(770)	(8)	(16,263)	-	-	(16,271)	-	(16,271)
Exercise of common stock options	-	-	173	2	3,725	-	-	3,727	-	3,727
Amortization of equity awards	-	-	-	-	25,366	-	-	25,366	-	25,366
Redemption/conversion of noncontrolling interests	-	-	-	-	(788)	-	-	(788)	(7)	(795)
Balance at September 30, 2023	19	$19	619,875	$6,199	$9,628,660	$(51,377)	$6,616	$9,590,117	$132,231	$9,722,348

Balance at January 1, 2024	19	$19	619,871	$6,199	$9,638,494	$(122,576)	$3,329	$9,525,465	$127,993	$9,653,458
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	274	274
Net income	-	-	-	-	-	244,747	-	244,747	6,693	251,440
Other comprehensive income:
Unrealized losses on cash flow hedges for interest payments, net	-	-	-	-	-	-	(14,230)	(14,230)	-	(14,230)
Equity in unrealized losses on cash flow hedges for interest payments of unconsolidated investee, net	-	-	-	-	-	-	(2,584)	(2,584)	-	(2,584)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(3,392)	(3,392)
Dividends declared to preferred shares	-	-	-	-	-	(23,882)	-	(23,882)	-	(23,882)
Dividends declared to common shares	-	-	-	-	-	(485,356)	-	(485,356)	-	(485,356)
Repurchase of preferred stock	-	-	-	-	(5)	-	-	(5)	-	(5)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(4,519)	(4,519)
Issuance of preferred stock for merger (1)	2	2	-	-	105,605	-	-	105,607	-	105,607
Issuance of common stock for merger (1)	-	-	53,034	530	1,166,234	-	-	1,166,764	-	1,166,764
Issuance of common stock	-	-	1,967	20	(20)	-	-	-	-	-
Noncontrolling interests assumed from the merger (1)	-	-	-	-	-	-	-	-	20,975	20,975
Surrender of restricted common stock	-	-	(790)	(8)	(15,285)	-	-	(15,293)	-	(15,293)
Amortization of equity awards	-	-	-	-	25,160	-	-	25,160	1,257	26,417
Redemption/conversion of noncontrolling interests	-	-	-	-	(479)	-	-	(479)	(3,431)	(3,910)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	(2,701)	-	-	(2,701)	-	(2,701)
Balance at September 30, 2024	21	$21	674,082	$6,741	$10,917,003	$(387,067)	$(13,485)	$10,523,213	$145,850	$10,669,063

(1)
See Footnotes 1 and 3 of the Notes to Condensed Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities:
Net income	$251,440	$523,836
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	447,555	382,983
Impairment charges	4,277	14,043
Straight-line rental income adjustments, net	(17,228)	(17,458)
Amortization of above-market and below-market leases, net	(17,567)	(13,969)
Amortization of deferred financing costs and fair value debt adjustments, net	(955)	(6,999)
Equity award expense	26,384	25,334
Gain on sale of properties	(944)	(52,376)
Loss/(gain) on marketable securities, net	27,613	(17,642)
Change in fair value of embedded derivative liability	(1,691)	7,000
Equity in income of joint ventures, net	(63,413)	(57,589)
Equity in income of other investments, net	(9,468)	(8,741)
Distributions from joint ventures and other investments	74,877	54,875
Change in accounts and notes receivable, net	20,183	32,584
Change in accounts payable and accrued expenses	58,270	48,712
Change in other operating assets and liabilities, net	(33,253)	(33,184)
Net cash flow provided by operating activities	766,080	881,409

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(10,000)	(269,499)
Improvements to operating real estate	(213,441)	(179,145)
Acquisition of RPT Realty	(149,103)	-
Investment in marketable securities	(1,375)	(3,102)
Proceeds from sale of marketable securities	301,463	291,341
Investment in cost method investment	(40)	(1,532)
Investments in and advances to real estate joint ventures	(3,558)	(21,408)
Reimbursements of investments in and advances to real estate joint ventures	22,140	9,024
Investments in and advances to other investments	(6,246)	(13,594)
Reimbursements of investments in and advances to other investments	2,911	236
Investment in mortgage and other financing receivables	(190,183)	(11,211)
Collection of mortgage and other financing receivables	85,148	108
Proceeds from sale of properties	70,429	122,821
Net cash flow used for investing activities	(91,855)	(75,961)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(11,774)	(49,187)
Principal payments on rental property debt	(7,200)	(8,481)
Proceeds from issuance of unsecured term loans	860,000	-
Proceeds from issuance of unsecured notes	500,000	-
Repayments of unsecured term loans	(310,000)	-
Repayments of unsecured notes	(1,157,700)	-
Financing origination costs	(7,046)	(6,041)
Contributions from noncontrolling interests	274	13
Redemption/distribution of noncontrolling interests	(13,913)	(8,870)
Dividends paid	(507,826)	(446,617)
Proceeds from issuance of stock	-	3,727
Repurchase of preferred stock	(5)	(1,491)
Shares repurchased for employee tax withholding on equity awards	(15,260)	(16,239)
Change in tenants' security deposits	2,512	2,171
Net cash flow used for financing activities	(667,938)	(531,015)

Net change in cash, cash equivalents and restricted cash	6,287	274,433
Cash, cash equivalents and restricted cash, beginning of the period	783,757	149,829
Cash, cash equivalents and restricted cash, end of the period	$790,044	$424,262

Interest paid (net of capitalized interest of $1,682 and $1,705, respectively)	$220,719	$180,664

Income taxes paid, net of refunds	$61,073	$60,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except unit information)

	September 30, 2024	December 31, 2023
Assets:
Real estate, net of accumulated depreciation and amortization of $4,225,563 and $3,842,869, respectively	$16,515,749	$15,094,925
Investments in and advances to real estate joint ventures	1,492,211	1,087,804
Other investments	106,513	144,089
Cash, cash equivalents and restricted cash	790,044	783,757
Marketable securities	2,355	330,057
Accounts and notes receivable, net	320,361	307,617
Operating lease right-of-use assets, net	130,914	128,258
Other assets	770,849	397,515
Total assets (1)	$20,128,996	$18,274,022

Liabilities:
Notes payable, net	$7,966,940	$7,262,851
Mortgages payable, net	335,275	353,945
Accounts payable and accrued expenses	309,272	216,237
Dividends payable	6,722	5,308
Operating lease liabilities	121,417	109,985
Other liabilities	646,619	599,961
Total liabilities (1)	9,386,245	8,548,287
Redeemable noncontrolling interests	73,688	72,277

Commitments and Contingencies (Footnote 19)

Members' capital:
Preferred units; 21,216 and 19,367 units outstanding, respectively	572,998	467,396
General member; 674,082,065 and 619,871,237 common units outstanding, respectively	9,963,700	9,054,740
Limited members; 1,073,942 common units outstanding at September 30, 2024	21,848	-
Accumulated other comprehensive (loss)/income	(13,485)	3,329
Total members' capital	10,545,061	9,525,465
Noncontrolling interests	124,002	127,993
Total capital	10,669,063	9,653,458
Total liabilities and capital	$20,128,996	$18,274,022

(1)
Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2024 and December 31, 2023 of $333,749 and $388,626, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at September 30, 2024 and December 31, 2023 of $169,855 and $180,855, respectively. See Footnote 14 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Revenues from rental properties, net	$502,875	$441,816	$1,498,001	$1,319,162
Management and other fee income	4,757	4,249	13,616	12,635
Total revenues	507,632	446,065	1,511,617	1,331,797

Operating expenses
Rent	(4,239)	(3,939)	(12,744)	(12,097)
Real estate taxes	(64,996)	(57,875)	(194,538)	(173,002)
Operating and maintenance	(88,744)	(76,604)	(262,267)	(226,919)
General and administrative	(33,850)	(33,697)	(103,238)	(101,180)
Impairment charges	(375)	(2,237)	(4,277)	(14,043)
Merger charges	-	(3,750)	(25,246)	(3,750)
Depreciation and amortization	(144,688)	(127,437)	(447,555)	(382,983)
Total operating expenses	(336,892)	(305,539)	(1,049,865)	(913,974)

Gain on sale of properties	551	-	944	52,376

Operating income	171,291	140,526	462,696	470,199

Other income/(expense)
Special dividend income	-	-	-	194,116
Other income, net	22,203	8,377	39,953	19,080
Gain/(loss) on marketable securities, net	79	13,225	(27,613)	17,642
Interest expense	(76,216)	(60,424)	(224,122)	(182,404)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	117,357	101,704	250,914	518,633

(Provision)/benefit for income taxes, net	(128)	729	(72,355)	(61,127)
Equity in income of joint ventures, net	20,981	16,257	63,413	57,589
Equity in income of other investments, net	216	2,100	9,468	8,741

Net income	138,426	120,790	251,440	523,836

Net income attributable to noncontrolling interests	(2,227)	(2,551)	(6,301)	(9,208)

Net income attributable to Kimco OP	136,199	118,239	245,139	514,628

Preferred distributions, net	(7,961)	(6,285)	(23,864)	(18,736)

Net income available to Kimco OP's common unitholders	$128,238	$111,954	$221,275	$495,892

Per common unit:
Net income available to Kimco OP's common unitholders:
-Basic	$0.19	$0.18	$0.32	$0.80
-Diluted	$0.19	$0.18	$0.32	$0.80

Weighted average units:
-Basic	672,185	617,090	671,801	616,888
-Diluted	672,531	617,271	672,045	619,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$138,426	$120,790	$251,440	$523,836
Other comprehensive (loss)/income:
Unrealized gains related to defined benefit plan	-	(10,581)	-	(10,581)
Unrealized losses on cash flow hedges for interest payments, net	(22,050)	-	(14,230)	-
Equity in unrealized (losses)/gains on cash flow hedges for interest payments of unconsolidated investee, net	(2,671)	1,255	(2,584)	6,616
Other comprehensive loss	(24,721)	(9,326)	(16,814)	(3,965)

Comprehensive income	113,705	111,464	234,626	519,871

Comprehensive income attributable to noncontrolling interests	(2,227)	(2,551)	(6,301)	(9,208)

Comprehensive income attributable to Kimco OP	$111,478	$108,913	$228,325	$510,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

For the Three Months Ended September 30, 2024 and 2023

(unaudited)

(in thousands)

							Accumulated
	General Member				Limited Members		Other	Total
	Preferred Units		Common Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	(Loss)/Income	Capital	Interests	Capital
Balance at July 1, 2023	19	$467,396	619,889	$9,139,760	-	$-	$15,942	$9,623,098	$132,310	$9,755,408
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	10	10
Net income	-	6,285	-	111,954	-	-	-	118,239	2,551	120,790
Other comprehensive income:
Unrealized gains related to defined benefit plan	-	-	-	-	-	-	(10,581)	(10,581)	-	(10,581)
Equity in unrealized gains on cash flow hedges for interest payments of unconsolidated investee, net	-	-	-	-	-	-	1,255	1,255	-	1,255
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,525)	(1,525)
Distributions declared to preferred unitholders	-	(6,285)	-	-	-	-	-	(6,285)	-	(6,285)
Distributions declared to common unitholders	-	-	-	(142,583)	-	-	-	(142,583)	-	(142,583)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,108)	(1,108)
Surrender of restricted common units	-	-	(14)	(134)	-	-	-	(134)	-	(134)
Amortization of equity awards	-	-	-	7,896	-	-	-	7,896	-	7,896
Redemption/conversion of noncontrolling interests	-	-	-	(788)	-	-	-	(788)	(7)	(795)
Balance at September 30, 2023	19	$467,396	619,875	$9,116,105	-	$-	$6,616	$9,590,117	$132,231	$9,722,348

Balance at July 1, 2024	21	$573,003	674,112	$9,994,533	1,074	$21,458	$11,236	$10,600,230	$126,377	$10,726,607
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	274	274
Net income	-	7,961	-	128,022	-	216	-	136,199	2,227	138,426
Other comprehensive income:
Unrealized losses on cash flow hedges for interest payments, net	-	-	-	-	-	-	(22,050)	(22,050)	-	(22,050)
Equity in unrealized losses on cash flow hedges for interest payments of unconsolidated investee, net	-	-	-	-	-	-	(2,671)	(2,671)	-	(2,671)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,109)	(1,109)
Distributions declared to preferred unitholders	-	(7,961)	-	-	-	-	-	(7,961)	-	(7,961)
Distributions declared to common unitholders	-	-	-	(161,779)	-	(259)	-	(162,038)	-	(162,038)
Repurchase of preferred units	-	(5)	-	-	-	-	-	(5)	-	(5)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(920)	(920)
Surrender of restricted common units	-	-	(30)	(599)	-	-	-	(599)	-	(599)
Amortization of equity awards	-	-	-	7,662	-	433	-	8,095	-	8,095
Redemption/conversion of noncontrolling interests	-	-	-	(461)	-	-	-	(461)	(2,847)	(3,308)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	(3,678)	-	-	-	(3,678)	-	(3,678)
Balance at September 30, 2024	21	$572,998	674,082	$9,963,700	1,074	$21,848	$(13,485)	$10,545,061	$124,002	$10,669,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

For the Nine Months Ended September 30, 2024 and 2023

(unaudited)

(in thousands)

							Accumulated
	General Member				Limited Members		Other	Total
	Preferred Units		Common Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	(Loss)/Income	Capital	Interests	Capital
Balance at January 1, 2023	19	$469,027	618,484	$9,035,900	-	$-	$10,581	$9,515,508	$131,401	$9,646,909
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	13	13
Net income	-	18,736	-	495,892	-	-	-	514,628	9,208	523,836
Other comprehensive income:
Unrealized gains related to defined benefit plan	-	-	-	-	-	-	(10,581)	(10,581)	-	(10,581)
Equity in unrealized gains on cash flow hedges for interest payments of unconsolidated investee, net	-	-	-	-	-	-	6,616	6,616	-	6,616
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(4,629)	(4,629)
Distributions declared to preferred unitholders	-	(18,736)	-	-	-	-	-	(18,736)	-	(18,736)
Distributions declared to common unitholders	-	-	-	(427,721)	-	-	-	(427,721)	-	(427,721)
Repurchase of preferred units	-	(1,631)	-	-	-	-	-	(1,631)	-	(1,631)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(3,755)	(3,755)
Issuance of common units	-	-	1,988	-	-	-	-	-	-	-
Surrender of restricted common units	-	-	(770)	(16,271)	-	-	-	(16,271)	-	(16,271)
Exercise of common stock options	-	-	173	3,727	-	-	-	3,727	-	3,727
Amortization of equity awards	-	-	-	25,366	-	-	-	25,366	-	25,366
Redemption/conversion of noncontrolling interests	-	-	-	(788)	-	-	-	(788)	(7)	(795)
Balance at September 30, 2023	19	$467,396	619,875	$9,116,105	-	$-	$6,616	$9,590,117	$132,231	$9,722,348

Balance at January 1, 2024	19	$467,396	619,871	$9,054,740	-	$-	$3,329	$9,525,465	$127,993	$9,653,458
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	274	274
Net income	-	23,864	-	220,883	-	392	-	245,139	6,301	251,440
Other comprehensive income:
Unrealized losses on cash flow hedges for interest payments, net	-	-	-	-	-	-	(14,230)	(14,230)	-	(14,230)
Equity in unrealized losses on cash flow hedges for interest payments of unconsolidated investee, net	-	-	-	-	-	-	(2,584)	(2,584)	-	(2,584)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(3,392)	(3,392)
Distributions declared to preferred unitholders	-	(23,864)	-	-	-	-	-	(23,864)	-	(23,864)
Distributions declared to common unitholders	-	-	-	(485,374)	-	(773)	-	(486,147)	-	(486,147)
Repurchase of preferred units	-	(5)	-	-	-	-	-	(5)	-	(5)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(3,746)	(3,746)
Issuance of preferred units for merger (1)	2	105,607	-	-	-	-	-	105,607	-	105,607
Issuance of common units for merger (1)	-	-	53,034	1,166,764	953	20,975	-	1,187,739	-	1,187,739
Issuance of common units	-	-	1,967	-	121	-	-	-	-	-
Redemption of common units	-	-	-	-	-	(3)	-	(3)	-	(3)
Surrender of restricted common units	-	-	(790)	(15,293)	-	-	-	(15,293)	-	(15,293)
Amortization of equity awards	-	-	-	25,160	-	1,257	-	26,417	-	26,417
Redemption/conversion of noncontrolling interests	-	-	-	(479)	-	-	-	(479)	(3,428)	(3,907)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	(2,701)	-	-	-	(2,701)	-	(2,701)
Balance at September 30, 2024	21	$572,998	674,082	$9,963,700	1,074	$21,848	$(13,485)	$10,545,061	$124,002	$10,669,063

(1)
See Footnotes 1 and 3 of the Notes to Condensed Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities:
Net income	$251,440	$523,836
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	447,555	382,983
Impairment charges	4,277	14,043
Straight-line rental income adjustments, net	(17,228)	(17,458)
Amortization of above-market and below-market leases, net	(17,567)	(13,969)
Amortization of deferred financing costs and fair value debt adjustments, net	(955)	(6,999)
Equity award expense	26,384	25,334
Gain on sale of properties	(944)	(52,376)
Loss/(gain) on marketable securities, net	27,613	(17,642)
Change in fair value of embedded derivative liability	(1,691)	7,000
Equity in income of joint ventures, net	(63,413)	(57,589)
Equity in income of other investments, net	(9,468)	(8,741)
Distributions from joint ventures and other investments	74,877	54,875
Change in accounts and notes receivable, net	20,183	32,584
Change in accounts payable and accrued expenses	58,270	48,712
Change in other operating assets and liabilities, net	(33,253)	(33,184)
Net cash flow provided by operating activities	766,080	881,409

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(10,000)	(269,499)
Improvements to operating real estate	(213,441)	(179,145)
Acquisition of RPT Realty	(149,103)	-
Investment in marketable securities	(1,375)	(3,102)
Proceeds from sale of marketable securities	301,463	291,341
Investment in cost method investments	(40)	(1,532)
Investments in and advances to real estate joint ventures	(3,558)	(21,408)
Reimbursements of investments in and advances to real estate joint ventures	22,140	9,024
Investments in and advances to other investments	(6,246)	(13,594)
Reimbursements of investments in and advances to other investments	2,911	236
Investment in mortgage and other financing receivables	(190,183)	(11,211)
Collection of mortgage and other financing receivables	85,148	108
Proceeds from sale of properties	70,429	122,821
Net cash flow used for investing activities	(91,855)	(75,961)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(11,774)	(49,187)
Principal payments on rental property debt	(7,200)	(8,481)
Proceeds from issuance of unsecured term loans	860,000	-
Proceeds from issuance of unsecured notes	500,000
Repayments of unsecured term loans	(310,000)	-
Repayments of unsecured notes	(1,157,700)	-
Financing origination costs	(7,046)	(6,041)
Contributions from noncontrolling interests	274	13
Redemption/distribution of noncontrolling interests	(13,913)	(8,870)
Distributions paid to common and preferred unitholders	(507,826)	(446,617)
Proceeds from issuance of units	-	3,727
Repurchase of preferred units	(5)	(1,491)
Units repurchased for employee tax withholding on equity awards	(15,260)	(16,239)
Change in tenants' security deposits	2,512	2,171
Net cash flow used for financing activities	(667,938)	(531,015)

Net change in cash, cash equivalents and restricted cash	6,287	274,433
Cash, cash equivalents and restricted cash, beginning of the period	783,757	149,829
Cash, cash equivalents and restricted cash, end of the period	$790,044	$424,262

Interest paid (net of capitalized interest of $1,682 and $1,705, respectively)	$220,719	$180,664

Income taxes paid, net of refunds	$61,073	$60,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust ("REIT"), of which substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the managing member and exercises exclusive control over Kimco OP. As of September 30, 2024, the Parent Company owned 99.84% of the outstanding limited liability company interests (the "OP Units") in Kimco OP. The terms “Kimco”, “the Company” and “our” each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT, such terms refer solely to Kimco Realty Corporation.

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

RPT Merger

On August 28, 2023, the Company and RPT Realty (“RPT”) announced that they had entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which the Company would acquire RPT through a series of mergers (collectively, the “RPT Merger”). On January 2, 2024, RPT merged with and into the Company, with the Company continuing as the surviving public company. The RPT Merger added 56 open-air shopping centers, 43 of which were wholly owned and 13 of which are owned through a joint venture, comprising 13.3 million square feet of gross leasable area (“GLA”). In addition, as a result of the RPT Merger, the Company obtained RPT’s 6% stake in a 49-property net lease joint venture.

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

During the nine months ended September 30, 2024, the Company incurred expenses of $25.2 million associated with the RPT Merger, primarily comprised of severance, legal and professional fees. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further details.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2024, of the Parent Company and Kimco OP into this single report. The accompanying Condensed Consolidated Financial Statements include the accounts of the Parent Company and Kimco OP and their consolidated subsidiaries. The Reorganization resulted in a merger of entities under common control in accordance with GAAP. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Parent Company serves as the general member of Kimco OP. The limited members of Kimco OP have limited rights over Kimco OP and do not have the power to direct the activities that most significantly impact Kimco OP’s economic performance. As such, Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2023 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date, but does not include all annual disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as certain disclosures in this Quarterly Report that would duplicate those included in such Annual Report on Form 10-K are not included in these Condensed Consolidated Financial Statements.

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

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its Condensed Consolidated Financial Statements (See Footnote 4 of the Notes to Condensed Consolidated Financial Statements).

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements

The following table represents Accounting Standards Updates (“ASUs”) to the FASB’s ASC that, as of September 30, 2024, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

3. RPT Merger

Overview

On January 2, 2024, the Company completed the Merger with RPT, under which RPT merged with and into the Company, with the Company continuing as the surviving public company. The RPT Merger added 56 open-air shopping centers, 43 of which were wholly owned and 13 of which are owned through a joint venture, comprising 13.3 million square feet of GLA. In addition, pursuant to the RPT Merger, the Company obtained RPT’s 6% stake in a 49-property net lease joint venture.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Provisional Purchase Price Allocation

In accordance with ASC 805-10, Business Combinations, the Company accounted for the RPT Merger as a business combination using the acquisition method of accounting. Based on the total value of the consideration, the total fair value of the assets acquired and liabilities assumed in the RPT Merger was $1.4 billion. The following table summarizes the provisional purchase price allocation based on the Company’s initial valuation and subsequent adjustments, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

	Provisional Allocation as of January 2, 2024	Adjustments	Provisional Allocation as of September 30, 2024
Land	$312,663	$(320)	$312,343
Building and improvements	1,340,164	2,992	1,343,156
In-place leases	220,607	(376)	220,231
Above-market leases	12,872	(11)	12,861
Real estate assets	1,886,306	2,285	1,888,591
Investments in and advances to real estate joint ventures	433,345	-	433,345
Investments in and advances to other investments	12,672	-	12,672
Operating lease right-of-use assets, net	6,128	-	6,128
Accounts receivable and other assets	57,529	-	57,529
Total assets acquired	2,395,980	2,285	2,398,265

Notes payable	(821,500)	-	(821,500)
Accounts payable and other liabilities	(50,713)	(2,500)	(53,213)
Operating lease liabilities	(13,506)	-	(13,506)
Below-market leases	(67,801)	215	(67,586)
Total liabilities assumed	(953,520)	(2,285)	(955,805)

Total purchase price	$1,442,460	$-	$1,442,460

The provisional fair market value of the acquired properties is based upon a valuation prepared by the Company with assistance of a third-party valuation specialist. The Company is in the process of reviewing the assumptions and inputs used by the third-party valuation specialist to ensure reasonableness and that the procedures are performed in accordance with management’s policy. Therefore, the final acquisition accounting adjustments, including the purchase price and its allocation, are not yet complete as of this filing. Once the purchase price and allocation are complete, an adjustment to the provisional purchase price or allocation may occur. Additionally, any excess purchase price, which could differ materially, may result in the recognition of goodwill, the amount of which may be significant.

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

Since the date of the Merger through September 30, 2024, the revenue and earnings from RPT included in the Company’s Condensed Consolidated Statements of Income are $133.3 million and $12.8 million (excluding $25.2 million of merger-related charges), respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro forma Information

The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023, adjusted to give effect to these properties acquired as of January 1, 2023. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods. Amounts are presented in millions, except per share figures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from rental properties, net	$502.9	$485.8	$1,498.0	$1,452.5
Net income (1)	$138.4	$131.7	$276.7	$511.4
Net income available to the Company’s common shareholders (1)	$128.0	$120.9	$246.1	$478.0

(1)
The pro forma earnings for the three months ended September 30, 2023 and nine months ended September 30, 2024 were adjusted to exclude merger-related charges of $3.8 million and $25.2 million, respectively, while the pro forma earnings for the nine months ended September 30, 2023 was adjusted to include merger-related charges of $25.2 million.

4. Real Estate

Acquisitions

During the nine months ended September 30, 2024, there were no operating property acquisitions other than those acquired in connection with the RPT Merger. During the nine months ended September 30, 2023, the Company acquired the following operating properties, through direct asset purchases or consolidation due to change in control resulting from the purchase of additional interests in certain operating properties held in an unconsolidated joint venture (in thousands):

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The purchase price for these acquisitions was allocated to real estate and related intangible assets and liabilities acquired, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for properties acquired/consolidated during the nine months ended September 30, 2023, were as follows (in thousands):

	Allocation as of September 30, 2023	Weighted Average Useful Life (in Years)
Land	$103,836	n/a
Building	161,667	50.0
Building improvements	22,282	45.0
Tenant improvements	22,475	6.4
In-place leases	47,290	5.3
Above-market leases	4,981	6.7
Below-market leases	(25,129)	21.6
Other assets	1,777	n/a
Other liabilities	(968)	n/a
Net assets acquired	$338,211

In October 2024, the Company acquired Waterford Lakes Town Center, which was comprised of 701,941 square feet of GLA, located in Orlando, Florida, for a purchase price of $322.0 million, including the assumption of a $164.6 million mortgage loan.

Dispositions

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels for the nine months ended September 30, 2024 and 2023 (dollars in millions):

	Nine Months Ended September 30,
	2024	2023
Aggregate sales price/gross fair value (1) (2) (3)	$254.1	$175.0
Gain on sale of properties (4)	$0.9	$52.4
Number of properties sold	11	4
Number of parcels sold/deconsolidated (2)	7	11

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

Impairments

During the nine months ended September 30, 2024, the Company recognized aggregate impairment charges related to adjustments to property carrying values of $4.3 million, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. See Footnote 15 of the Notes to Condensed Consolidated Financial Statements for fair value disclosure.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments in and Advances to Real Estate Joint Ventures

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at September 30, 2024 and December 31, 2023 (dollars in millions):

	Noncontrolling Ownership Interest	The Company’s Investment
Joint Venture	As of September 30, 2024	September 30, 2024	December 31, 2023
Prudential Investment Program	15.0%	$133.6	$138.7
Kimco Income Opportunity Portfolio (“KIR”)	52.1%	286.2	286.3
R2G Venture LLC (“R2G”) (1)	51.5%	414.4	-
Canada Pension Plan Investment Board (“CPP”)	55.0%	203.6	204.6
Other Institutional Joint Ventures	Various	240.4	247.5
Other Joint Venture Programs (2)	Various	214.0	210.7
Total*		$1,492.2	$1,087.8

* Represents 116 property interests, 48 other property interests and 25.1 million square feet of GLA, as of September 30, 2024, and 104 property interests and 21.1 million square feet of GLA, as of December 31, 2023.

(1)
In connection with the RPT Merger, the Company acquired ownership in an unconsolidated joint venture with an affiliate of GIC Private Limited, which had a provisional fair market value of $425.9 million at the time of Merger, representing 13 property interests.
(2)
In connection with the RPT Merger, the Company acquired ownership in an unconsolidated joint venture, which had a provisional fair market value of $7.4 million at the time of Merger, representing 49 other property interests.

The table below presents the Company’s share of net income for the above investments, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Joint Venture	2024	2023	2024	2023
Prudential Investment Program	$3.1	$3.4	$9.5	$15.4
KIR	8.8	8.2	27.3	26.0
R2G	2.6	-	6.8	-
CPP	2.5	1.5	7.1	6.9
Other Institutional Joint Ventures	1.0	0.7	3.3	2.2
Other Joint Venture Programs	3.0	2.5	9.4	7.1
Total	$21.0	$16.3	$63.4	$57.6

During the nine months ended September 30, 2024, certain of the Company’s real estate joint ventures disposed of an operating property and other property interest, in separate transactions, for an aggregate sales price of $19.2 million. These transactions resulted in an aggregate net gain to the Company of $1.4 million for the nine months ended September 30, 2024.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2024 and December 31, 2023 (dollars in millions):

	As of September 30, 2024			As of December 31, 2023
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$269.2	5.90%	22.7	$291.6	6.00%	24.6
KIR	273.7	5.82%	30.2	273.4	5.82%	39.2
R2G (1)	68.2	2.90%	77.7	-	-	-
CPP	81.0	4.88%	22.0	81.9	5.12%	31.0
Other Institutional Joint Ventures	234.6	5.76%	26.7	234.1	5.76%	35.7
Other Joint Venture Programs (2)	548.6	5.05%	43.8	367.9	4.44%	59.6
Total	$1,475.3			$1,248.9

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

6. Other Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. In connection with the RPT Merger, the Company acquired a preferred equity investment of $12.7 million. In addition, the Company has invested capital in structured investments, which are primarily accounted for on the equity method of accounting. As of September 30, 2024, the Company’s Other investments were $106.5 million, of which the Company’s net investment under the Preferred Equity program was $69.2 million.

During the nine months ended September 30, 2024, the Company converted its $50.2 million preferred equity investment into mezzanine loan financing for a property in San Antonio, TX. In addition, the Company acquired the outstanding senior mortgage loan of $146.2 million encumbering the property. See Footnote 10 of the Notes to the Condensed Consolidated Financial Statements for mortgage and other financing receivable disclosure.

During the nine months ended September 30, 2023, the Company contributed a land parcel and related entitlements, located in Ardmore, PA, into a preferred equity investment with a gross value of $19.6 million. As a result, the Company no longer consolidates this land parcel and has a non-controlling interest in this investment.

7. Marketable Securities

The amortized cost and unrealized gains, net of marketable securities as of September 30, 2024 and December 31, 2023, were as follows (in thousands):

	As of September 30, 2024	As of December 31, 2023
Marketable securities:
Amortized cost	$2,301	$40,110
Unrealized gain	54	289,947
Total fair value	$2,355	$330,057

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s net gains/(losses) on marketable securities and dividend income for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain/(loss) on marketable securities, net	$79	$13,225	$(27,613)	$17,642
Dividend income (included in Other income, net and Special dividend income)	$-	$1,705	$1,705	$201,044

The portion of unrealized gains/(losses) on marketable securities for the period that relates to marketable securities still held at the reporting date (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain/(loss) on marketable securities, net	$79	$13,225	$(27,613)	$17,642
Less: Net (gain)/loss recognized related to marketable securities sold	(19)	(21)	27,652	10,630
Unrealized gain related to marketable securities still held	$60	$13,204	$39	$28,272

During the nine months ended September 30, 2024, the Company sold its remaining 14.2 million shares of common stock of Albertsons Companies Inc. (“ACI”) held by the Company, generating net proceeds of $299.1 million. For tax purposes, the Company recognized a long-term capital gain of $288.7 million during the nine months ended September 30, 2024. The Company anticipates retaining the proceeds from this stock sale for general corporate purposes and, as a result, recorded estimated federal and state taxes of $72.9 million on the taxable gain.

During the nine months ended September 30, 2023, the Company received a $194.1 million special dividend payment on its shares of ACI common stock and recognized this as Special dividend income on the Company’s Condensed Consolidated Statements of Income. As a result, the Company’s Board of Directors declared a $0.09 per common share special cash dividend to maintain distribution requirements as a REIT. This special dividend was paid on December 21, 2023, to shareholders of record on December 7, 2023.

Also, during the nine months ended September 30, 2023, the Company sold 14.1 million shares of ACI common stock held by the Company, generating net proceeds of $282.3 million. For tax purposes, the Company recognized a long-term capital gain of $241.2 million. The Company elected to retain the proceeds from this stock sale for general corporate purposes and paid federal and state taxes of $61.0 million on the taxable gain.

8. Accounts and Notes Receivable

The components of accounts and notes receivable, net of potentially uncollectible amounts as of September 30, 2024 and December 31, 2023, were as follows (in thousands):

	As of September 30, 2024	As of December 31, 2023
Billed tenant receivables	$9,196	$30,444
Unbilled common area maintenance, insurance and tax reimbursements	66,543	55,499
Other receivables	15,981	10,086
Straight-line rent receivables	228,641	211,588
Total accounts and notes receivable, net	$320,361	$307,617

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three and nine months ended September 30, 2024 and 2023, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease income:
Fixed lease income (1)	$405,468	$354,465	$1,199,803	$1,052,126
Variable lease income (2)	96,732	85,452	295,019	261,781
Above-market and below-market leases amortization, net	7,222	3,967	17,567	13,969
Adjustments for potentially uncollectible lease income or disputed amounts	(6,547)	(2,068)	(14,388)	(8,714)
Total lease income	$502,875	$441,816	$1,498,001	$1,319,162

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

The Company has three properties under finance leasing arrangements that consist of variable lease payments with a bargain purchase option. As of September 30, 2024, the finance right-of-use assets of $33.0 million are included in Other assets on the Company’s Condensed Consolidated Balance Sheets and finance lease liabilities of $24.2 million are included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating and finance leases as of September 30, 2024 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	29.88	0.25
Weighted-average discount rate	6.78%	6.00%

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost:
Finance lease cost	$365	$314	$1,096	$949
Operating lease cost	3,797	3,686	11,511	11,064
Variable lease cost	529	486	1,690	1,773
Total lease cost	$4,691	$4,486	$14,297	$13,786

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Other Assets

Mortgages and Other Financing Receivables

During the nine months ended September 30, 2024, the Company provided, as a lender, the following mortgage and other financing receivables (dollars in millions):

Date Issued	Face Amount	Interest Rate	Maturity Date
Feb-24 (1)	$9.3	10.00%	Feb-29
Mar-24	$9.0	12.00%	Mar-29
Mar-24 (1)	$166.1	6.35%-10.00%	Mar-29-Mar-34
Apr-24	$8.0	10.00%	Oct-34
Apr-24	$2.0	12.00%	Apr-27
Jun-24	$10.0	12.00%	Jul-29
Jun-24 (2)	$146.2	9.00%	Jun-25
Jun-24 (2)	$50.2	12.00%	Jun-34
Aug-24	$8.6	11.00%	Aug-28
Apr-24-Sept-24	$3.5	10.50%	Nov-26

(1)
Issued as lender seller financing related to the sale of nine operating properties which were acquired in conjunction with the RPT Merger.
(2)
Relates to the Company’s previously held preferred equity investment. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further details.

During the nine months ended September 30, 2024, the Company incurred charges of $4.5 million in allowance for credit loss relating to its mortgage and other financing receivables.

During the nine months ended September 30, 2024, the Company collected the following mortgage and other financing receivables (dollars in millions):

Date Collected	Face Amount	Interest Rate	Maturity Date
Mar-24	$38.2	6.35%-10.00%	Mar-29-Mar-34
Jun-24	$21.9	6.35%	Dec-24
Sept-24	$24.0	12.00%	Oct-24

11. Notes and Mortgages Payable

Notes Payable

On September 9, 2024, Fitch Ratings assigned the Company a rating of A- for its senior unsecured debt, assigned a BBB credit rating for its preferred stock, and assigned its ‘Stable’ rating outlook. As a result, the Company achieved certain interest rate reductions and facility fee reductions for its Credit Facility and unsecured term loans.

The Company has a $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility is guaranteed by the Parent Company. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term Secured Overnight Financing Rate (“SOFR”), as defined in the terms of the Credit Facility, plus 77.5 basis points and fluctuates in accordance with the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets and the Company’s credit rating outlook, as defined in the agreement. As of September 30, 2024, the interest rate on the Credit Facility is Adjusted Term SOFR plus 68.5 basis points (5.53% as of September 30, 2024) after reductions for sustainability metrics achieved and an upgraded credit rating profile. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of September 30, 2024, the Credit Facility had no outstanding balance, no appropriations for letters of credit, and the Company was in compliance with its covenants.

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
(2)
The Company entered into a Seventh Amended and Restated Credit Agreement, through which the assumed term loans were terminated (fully repaid) and new term loans were issued to replace the assumed loans. The new term loans retained the amounts and maturities of the assumed term loans, however the rates (Adjusted Term SOFR plus 0.905% and fluctuate based on credit rating profile and achieving sustainability metric targets, as described in the agreement) and covenants were revised to match those within the Company’s Credit Facility. As of September 30, 2024, the interest rate on these term loans is Adjusted Term SOFR plus 81.0 basis points after reductions for sustainability metrics achieved and an upgraded credit rating profile. The Company entered into 20 swap rate agreements with various lenders swapping the interest rates to all-in fixed rates (ranging from 4.5793% to 4.7801% as of September 30, 2024). See Footnote 12 of the Notes to Condensed Consolidated Financial Statements for interest rate swap disclosure.

During September 2024, the Company issued $500.0 million in senior unsecured notes, which are scheduled to mature in March 2035 and accrue interest at a rate of 4.85% per annum. These senior unsecured notes are guaranteed by the Parent Company.

On January 2, 2024, the Company entered into a new $200.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) pursuant to a credit agreement, which matures in January 2026, with three one-year extension options. The Term Loan Credit Facility accrues interest at a spread (currently 0.800% after reductions for sustainability metrics achieved and an upgraded credit rating profile) to the Adjusted Term SOFR Rate (as defined in the credit agreement), that fluctuates in accordance with changes in the Company’s senior debt ratings. In addition, during the three months ended September 30 2024, the Company amended the Term Loan Credit Facility, in separate transactions, to increase the aggregate principal amount from $200.0 million to $550.0 million. The additional $350.0 million is subject to the same terms as the existing Term Loan Credit Facility. As of September 30, 2024, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the $550.0 million Term Loan Credit Facility to an all-in fixed rate of 4.6122%. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements for interest rate swap disclosure.

During the nine months ended September 30, 2024, the Company fully repaid the following notes payables (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Unsecured note	Jan-24	$246.2	4.45%	Jan-24
Unsecured note	Mar-24	$400.0	2.70%	Mar-24

Mortgages Payable

During the nine months ended September 30, 2024, the Company repaid $11.8 million of mortgage debt that encumbered three operating properties.

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

During the nine months ended September 30, 2024, the Company entered into 26 interest rate swap agreements with notional amounts aggregating to $860.0 million. The Company did not enter into any interest rate swap agreements during 2023. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized as Interest expense in the Company’s Condensed Consolidated Statements of Income. If the hedges are deemed to be effective, the fair value is included within the Accumulated other comprehensive (loss)/income (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets, and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of September 30, 2024, all interest rate swaps were deemed effective and are therefore included within AOCI. As of September 30, 2024, the Company expects approximately $0.4 million of accumulated comprehensive income on derivative instruments to be reclassified into earnings as a reduction to interest expense during the next 12 months.

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

The following table summarizes the terms and fair value of the Company’s derivative financial instruments as of September 30, 2024 (amounts in thousands):

Instrument	Number of Swap Agreements	Associated Debt Instrument	Effective Date	Maturity Date	Notional Amount (1)	Fair Value (2)
Interest rate swap	1	$200.0 Million Term Loan	Jan-24	Jan-29	$(200,000)	$(3,137)
Interest rate swaps	3	$50.0 Million Term Loan	Jan-24	Nov-26	(50,000)	(496)
Interest rate swaps	3	$100.0 Million Term Loan	Jan-24	Feb-27	(100,000)	(1,089)
Interest rate swaps	7	$50.0 Million Term Loan	Jan-24	Aug-27	(50,000)	(598)
Interest rate swaps	7	$110.0 Million Term Loan	Jan-24	Feb-28	(110,000)	(1,460)
Interest rate swaps	4	$300.0 Million Term Loan	Jul-24	Jan-29	(300,000)	(7,162)
Interest rate swap	1	$50.0 Million Term Loan	Sept-24	Jan-29	(50,000)	(288)
					$(860,000)	$(14,230)

(1)
These interest rate swap agreements utilize a 1-month SOFR CME index.
(2)
Included within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The table below details the location in the financial statements of the gain/(loss) recognized on interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2024 (amounts in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Amount of loss recognized in AOCI on interest rate swaps, net	$(18,978)	$(6,996)
Amount reclassified from AOCI into income as Interest expense	$3,072	$7,234
Total amount of Interest expense presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are being recorded	$(76,216)	$(224,122)

The Company has interests in certain unconsolidated joint ventures, which have interest rate swaps. As of September 30, 2024 and December 31, 2023, the Company’s share of the change in fair value of the cash flow hedges for interest payments was $0.7 million and $3.3 million, respectively, which is included within Accumulated other comprehensive (loss)/income on the Company’s Condensed Consolidated Balance Sheets.

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

In connection with the RPT Merger, the Parent Company issued 953,400 OP units in Kimco OP, which had a fair market value of $21.0 million. Upon consummation of the RPT Merger, the Parent Company owned 99.86% of the outstanding OP Units in Kimco OP, which is no longer a disregarded entity for federal income tax purposes. In addition, during the nine months ended September 30, 2024, the Parent Company issued 326,140 long-term incentive plan units (“LTIP Units”) OP Units. See Footnote 16 of the Notes to Condensed Consolidated Financial Statements for further disclosure. As of September 30, 2024, the Parent Company owned 99.84% of the outstanding OP units in Kimco OP.

During the nine months ended September 30, 2024, the Company acquired the remaining outside partners’ interests in a consolidated property for a purchase price of $3.3 million. This transaction resulted in a decrease in Noncontrolling interests of $3.8 million and a corresponding decrease in Paid-in capital of $0.5 million on the Company’s Condensed Consolidated Balance Sheets.

The Company owns eight shopping center properties located in Long Island, NY, which were acquired during 2022, partially through the issuance of $122.1 million of Preferred Outside Partner Units and $13.6 million of Common Outside Partner Units. The noncontrolling interest is classified as mezzanine equity and included in Redeemable noncontrolling interests on the Company’s Condensed Consolidated Balance Sheets as a result of the put right available to the unit holders, an event that is not solely in the Company’s control. During 2024, 101,369 Preferred Outside Partner Units and 3,441 Common Outside Partner Units were redeemed for cash of $2.1 million, in separate transactions. These transactions resulted in a net decrease in Redeemable noncontrolling interests of $1.3 million and a decrease in the embedded derivative liability in Other liabilities of $0.8 million on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2024, the Outside Partner Units related to these acquisitions total $91.9 million, including noncontrolling interests of $63.5 million and an embedded derivative liability associated with put and call options of these unitholders of $28.4 million. The Outside Partner Units related annual cash distribution rates and related conversion features consisted of the following as of September 30, 2024:

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance at January 1,	$72,277	$92,933
Net income	3,392	4,629
Distributions	(3,392)	(4,629)
Redemption/conversion of noncontrolling interests	(1,290)	-
Adjustment to estimated redemption value	2,701	-
Balance at September 30,	$73,688	$92,933

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s operating properties at September 30, 2024 and December 31, 2023, are 29 and 30 consolidated entities, respectively, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At September 30, 2024, total assets of these VIEs were $1.7 billion, and total liabilities were $169.9 million. At December 31, 2023, total assets of these VIEs were $1.8 billion, and total liabilities were $180.9 million.

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

	As of September 30, 2024	As of December 31, 2023
Number of unencumbered VIEs	27	28
Number of encumbered VIEs	2	2
Total number of consolidated VIEs	29	30

Restricted Assets:
Real estate, net	$326.0	$379.8
Cash, cash equivalents and restricted cash	3.4	3.9
Accounts and notes receivable, net	2.5	3.6
Other assets	1.8	1.3
Total Restricted Assets	$333.7	$388.6

VIE Liabilities:
Mortgages payable, net	$85.3	$97.3
Accounts payable and accrued expenses	16.9	11.4
Operating lease liabilities	4.9	5.0
Other liabilities	62.8	67.2
Total VIE Liabilities	$169.9	$180.9

Unconsolidated Redevelopment Investment

Included in the Company’s preferred equity investments at September 30, 2024, is an unconsolidated development project which is a VIE for which the Company is not the primary beneficiary. This preferred equity investment was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners over the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2024, the Company’s investment in this VIE was $37.3 million, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is the Company’s carrying value in this investment. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with construction loan financing or capital contributions from the Company and the outside partner in accordance with their respective ownership percentages if necessary.

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

The following are financial instruments for which the Company’s estimated fair value differs from the carrying amount (in thousands):

		September 30, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Assets:
Mortgage and other financing receivables (1)	Level 3	$456,917	$459,049	$130,745	$122,323
Liabilities:
Notes payable, net (2)
Senior unsecured notes	Level 2	$7,109,218	$6,728,623	$7,262,851	$6,671,450
Term loans	Level 3	$857,722	$861,493	$-	$-
Mortgages payable, net (3)	Level 3	$335,275	$321,280	$353,945	$329,955

(1)
The carrying value includes allowance for credit losses of $5.8 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively.
(2)
The carrying value includes deferred financing costs of $65.6 million and $65.0 million as of September 30, 2024 and December 31, 2023, respectively.
(3)
The carrying value includes deferred financing costs of $0.9 million and $1.2 million as of September 30, 2024 and December 31, 2023, respectively.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, aggregated by the level of the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2024	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$2,355	$2,355	$-	$-
Liabilities:
Interest rate swaps derivative liabilities	$14,230	$-	$14,230	$-
Embedded derivative liability	$28,421	$-	$-	$28,421

	Balance at December 31, 2023	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$330,057	$330,057	$-	$-
Liabilities:
Embedded derivative liability	$30,914	$-	$-	$30,914

The significant unobservable input (Level 3 inputs) used in measuring the Company’s embedded derivative liability, which is categorized with Level 3 of the fair value hierarchy, is the discount rate of 5.70% and 6.40% as of September 30, 2024 and December 31, 2023, respectively.

The table below presents the change in fair value of the embedded derivative liability measured using Level 3 inputs for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance as of January 1,	$30,914	$56,000
Settlements	(802)	-
Change in fair value (included in Other income, net)	(1,691)	7,000
Balance as of September 30,	$28,421	$63,000

Assets measured at fair value on a non-recurring basis at December 31, 2023 were as follows (in thousands):

	Balance at December 31, 2023	Level 1	Level 2	Level 3
Real estate	$11,724	$-	$-	$11,724

During the nine months ended September 30, 2024 and 2023, the Company recognized impairment charges related to adjustments to property carrying values of $4.3 million and $14.0 million, respectively. The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers, which were less than the carrying value of the assets. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

16. Incentive Plans

The Company has an Equity Participation Plan (as amended and/or restated, the “Equity Plan”), which provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, LTIP Units, stock payments and deferred stock awards. At September 30, 2024, the Company had 3.0 million shares of common stock available for issuance under the Equity Plan.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognized expenses associated with its equity awards of $26.4 million and $25.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had $54.5 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted Stock

Information with respect to restricted stock under the Plan for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
	2024	2023
Restricted stock outstanding as of January 1,	2,746,116	2,632,340
Granted (1)	872,150	893,880
Vested	(762,784)	(761,154)
Forfeited	(23,464)	(11,978)
Restricted stock outstanding as of September 30,	2,832,018	2,753,088

(1)
The weighted-average grant date fair value for restricted stock issued during the nine months ended September 30, 2024 and 2023 was $19.47 and $21.30, respectively.

Performance Shares

Information with respect to performance share awards under the Plan for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
	2024	2023
Performance share awards outstanding as of January 1,	989,860	1,004,040
Granted (1)	377,690	531,200
Vested (2)	(458,660)	(545,380)
Performance share awards outstanding as of September 30,	908,890	989,860

(1)
The weighted-average grant date fair value for performance shares issued during the nine months ended September 30, 2024 and 2023 was $18.14 and $42.61, respectively.
(2)
For the nine months ended September 30, 2024 and 2023, the corresponding common stock equivalent of these vested awards was 970,232 and 998,238 shares, respectively.

The significant assumptions underlying the determination of fair values using Monte Carlo simulations for these performance awards granted during 2024 and 2023 were as follows:

	2024	2023
Stock price	19.53	21.30
Dividend yield (1)	-	-
Risk-free interest rate	4.39%	4.38%
Volatility (2)	28.85%	44.89%
Term of the award (years)	2.87	2.87

(1)
Total Shareholder Returns, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)
Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

Time-Based LTIP Units

During the nine months ended September 30, 2024, the Company granted to certain employees and directors 120,700 LTIP Units with time-based vesting requirements (“Time-Based LTIP Units”) and a weighted average grant-date fair value of $19.47 per unit that vest

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ratably over five years subject to continued employment. Compensation expense for these units is being recognized over a five-year period.

The aggregate grant-date fair value of the Time-Based LTIP Units for the nine months ended September 30, 2024 was $2.4 million. Granted Time-Based LTIP Units do not have redemption rights, but any OP Units into which units are converted are entitled to redemption rights. The Time-Based LTIPs were valued based on the Company’s closing common share price on the date of grant.

Performance-Based LTIP Units

During the nine months ended September 30, 2024, the Company granted to certain employees 205,440 LTIP Units with performance-based vesting requirements (“Performance-Based LTIP Units”) and a weighted average grant-date fair value of $18.14 per unit.

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

The aggregate grant-date fair value of the Performance-Based LTIP Units for the nine months ended September 30, 2024 was $3.7 million, valued using Monte Carlo simulations based on the following significant assumptions:

2024
Stock price	19.53
Dividend yield (1)	-
Risk-free interest rate	4.39%
Volatility (2)	28.85%
Term of the award (years)	2.87

(1)
Total Shareholder Returns, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)
Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

17. Stockholders’ Equity

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share data and par values):

As of September 30, 2024
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,902	$222,543	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,465	261,636	5.250%	$1.31250	$1.00	12/20/2022
Class N (1)	1,849	1,849	92,423	7.250%	$3.62500	$1.00	N/A
		21,216	$576,602

(1)
In connection with the RPT Merger, the Company issued 1,849 shares of Class N Preferred Stock with a par value of $1.00 per share, represented by 1,848,539 depositary shares, which had a fair market value of $105.6 million. The Class N Preferred Stock depositary shares are convertible by the holders at an exchange ratio of 2.3071 into the Company’s common shares or under certain circumstances by the Company’s election. As of September 30, 2024, the Class N Preferred Stock was potentially convertible into 4.3 million shares of common stock.

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

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock through February 28, 2026. During the nine months ended September 30, 2024, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class N	80	$5

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

Common Stock

The Company has a common share repurchase program, which is scheduled to expire February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares of common stock under the share repurchase program during the nine months ended September 30, 2024. As of September 30, 2024, the Company had $224.9 million available under this common share repurchase program.

During September 2023, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may, from time to time, enter into separate forward sale agreements with one or more banks. The Company did not issue any shares under the ATM Program during the nine months ended September 30, 2024. As of September 30, 2024, the Company had $500.0 million available under this ATM Program.

In connection with the RPT Merger, each RPT common share was converted into 0.6049 shares of newly issued Kimco common stock, resulting in approximately 53.0 million common shares being issued in connection with the RPT Merger.

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common Shares	$0.24000	$0.23000	$0.72000	$0.69000
Class L Depositary Shares	$0.32031	$0.32031	$0.96093	$0.96093
Class M Depositary Shares	$0.32813	$0.32813	$0.98439	$0.98439
Class N Depositary Shares	$0.90625	$-	$2.71875	$-

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Proceeds held in escrow through the sale of real estate interests	$-	$3,462
Acquisition of real estate interests from a lease modification	$-	$12,527
Disposition of real estate interests through the issuance of mortgage and other financing receivables	$175,420	$25,000
Decrease in other investments through the issuance of mortgage and other financing receivables	$50,219	$-
Deconsolidation of real estate interests through contribution to other investments	$-	$19,618
Surrender of common stock/units	$15,293	$16,271
Declaration of dividends paid in succeeding period	$6,722	$5,308
Capital expenditures accrual	$52,754	$36,225
Lease liabilities arising from obtaining operating right-of-use assets	$1,448	$-
Decrease in redeemable noncontrolling interests’ carrying amount, net	$3,180	$-
RPT Merger:
Real estate assets, net	$1,821,052	$-
Investment in real estate joint ventures	$433,345	$-
Investment in other investments	$12,672	$-
Other assets and liabilities, net	$(3,109)	$-
Notes payable	$(821,500)	$-
Lease liabilities arising from obtaining operating right-of-use assets	$(13,506)	$-
Non-controlling interest	$(20,975)	$-
Preferred stock issued in exchange for RPT preferred shares	$(105,607)	$-
Common stock issued in exchange for RPT common shares	$(1,166,775)	$-
Consolidation of Joint Ventures:
Increase in real estate and other assets, net	$-	$54,345
Increase in mortgage payables	$-	$37,187

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Condensed Consolidated Balance Sheets to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	As of September 30, 2024	As of December 31, 2023
Cash and cash equivalents	$788,951	$780,518
Restricted cash	1,093	3,239
Total cash, cash equivalents and restricted cash	$790,044	$783,757

19. Commitments and Contingencies

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At September 30, 2024, these letters of credit aggregated $39.8 million.

Funding Commitments

The Company has investments with funding commitments of $27.5 million, of which $19.3 million has been funded as of September 30, 2024.

Other

The Parent Company guarantees the unsecured debt instruments of Kimco OP. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

completion of the improvements and infrastructure. As of September 30, 2024, there were $16.2 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $41.0 million outstanding at September 30, 2024. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts the Company may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

In connection with the RPT Merger, the Company provides a guaranty for the payment of any debt service shortfalls on the City of Jacksonville Series 2005A bonds, which are tax increment revenue bonds issued in connection with a redevelopment project in Jacksonville, FL. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $4.5 million as of September 30, 2024. There have been no payments made by the Company under this guaranty agreement to date and the Company does not expect to make any payments over the life of the agreement.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of September 30, 2024.

20. Accumulated Other Comprehensive (Loss)/Income (“AOCI”)

The following tables present the change in the components of AOCI for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investee	Total	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investee	Total
Balance at beginning of period	$7,820	$3,416	$11,236	$-	$3,329	$3,329
Other comprehensive (loss)/income before reclassifications	(18,978)	(1,687)	(20,665)	(6,996)	383	(6,613)
Amounts reclassed from AOCI	(3,072)	(984)	(4,056)	(7,234)	(2,967)	(10,201)
Net current-period other comprehensive loss	(22,050)	(2,671)	(24,721)	(14,230)	(2,584)	(16,814)
Balance at end of period	$(14,230)	$745	$(13,485)	$(14,230)	$745	$(13,485)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Defined Benefit Plan	Cash Flow Hedges for Interest Payments of Unconsolidated Investee	Total	Defined Benefit Plan	Cash Flow Hedges for Interest Payments of Unconsolidated Investee	Total
Balance at beginning of period	$10,581	$5,360	$15,941	$10,581	$-	$10,581
Other comprehensive income before reclassifications	267	-	267	267	6,616	6,883
Amounts reclassified from AOCI	(10,848)	1,256	(9,592)	(10,848)	-	(10,848)
Net current-period other comprehensive (loss)/income	(10,581)	1,256	(9,325)	(10,581)	6,616	(3,965)
Balance at end of period	$-	$6,616	$6,616	$-	$6,616	$6,616

On the Company’s Condensed Consolidated Statements of Income, unrealized gains and losses reclassified from AOCI related to (i) cash flow hedges for interest payments, which are included in Interest expense, (ii) cash flow hedges for interest payments of

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

unconsolidated investee, which are included in Equity in income of joint ventures, net, and (iii) settlement of defined benefit plan which is included in Other income, net.

During the three months ended September 30, 2023, the Weingarten Realty Investors’ noncontributory qualified cash balance retirement plan (the “Benefit Plan”) obligations of $25.5 million were settled through third-party annuity contracts, lump sum distributions and IRA Rollovers. In addition, during the three months ended September 30, 2023, the Benefit Plan transferred excess assets with a value of $3.9 million to the qualified replacement plan managed by the Company and reverted excess assets with a value of $10.6 million to the Company. Upon the liquidation of the Benefit Plan, the Company realized $10.8 million of settlement gains during the three months ended September 30, 2023, which are included in Other income, net on the Company’s Condensed Consolidated Statements of Income and were previously included in Accumulated other comprehensive (loss)/income on the Company’s Condensed Consolidated Balance Sheets. In addition, the Company incurred excise taxes of $2.2 million, resulting from the reversion of excess pension plan assets during the three months ended September 30, 2023, which are included in Other income, net on the Company’s Condensed Consolidated Statements of Income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Earnings Per Share/Units

The following table sets forth the reconciliation of the Company’s earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$128,022	$111,954	$220,883	$495,892
Change in redeemable noncontrolling interests' carrying amount	(1,691)	-	(1,691)	-
Earnings attributable to participating securities	(687)	(641)	(2,066)	(2,460)
Net income available to the Company’s common shareholders for basic earnings per share	125,644	111,313	217,126	493,432
Distributions on convertible units	-	-	-	1,919
Net income available to the Company’s common shareholders for diluted earnings per share	$125,644	$111,313	$217,126	$495,351

Weighted average common shares outstanding – basic	671,231	617,090	670,851	616,888
Effect of dilutive securities (1):
Equity awards	289	124	193	129
Assumed conversion of convertible units	57	57	52	2,478
Weighted average common shares outstanding – diluted	671,577	617,271	671,096	619,495

Net income available to the Company's common shareholders:
Basic earnings per share	$0.19	$0.18	$0.32	$0.80
Diluted earnings per share	$0.19	$0.18	$0.32	$0.80

(1)
The effect of the assumed conversion of certain convertible units and convertible preferred stock had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations.

The following table sets forth the reconciliation of Kimco OP’s earnings and the weighted-average number of units used in the calculation of basic and diluted earnings per unit (amounts presented in thousands except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Computation of Basic and Diluted Earnings Per Unit:
Net income available to Kimco OP’s common unitholders	$128,238	$111,954	$221,275	$495,892
Change in redeemable noncontrolling interests' carrying amount	(1,691)	-	(1,691)
Earnings attributable to participating securities	(716)	(641)	(2,139)	(2,460)
Net income available to Kimco OP’s common unitholders for basic earnings per unit	125,831	111,313	217,445	493,432
Distributions on convertible units	-	-	-	1,919
Net income available to Kimco OP’s common unitholders for diluted earnings per unit	$125,831	$111,313	$217,445	$495,351

Weighted average common units outstanding – basic	672,185	617,090	671,801	616,888
Effect of dilutive securities (1):
Unit awards	289	124	193	129
Assumed conversion of convertible units	57	57	51	2,478
Weighted average common units outstanding – diluted	672,531	617,271	672,045	619,495

Net income available to Kimco OP’s common unitholders:
Basic earnings per unit	$0.19	$0.18	$0.32	$0.80
Diluted earnings per unit	$0.19	$0.18	$0.32	$0.80

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)
The effect of the assumed conversion of certain convertible units and convertible preferred units had an anti-dilutive effect upon the calculation of Net income available to Kimco OP’s common unitholders per unit. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per unit calculations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “commit,” “anticipate,” “estimate,” “project,” “will,” “target,” “plan,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general adverse economic and local real estate conditions, (ii) the impact of competition, including the availability of acquisition or development opportunities and the costs associated with purchasing and maintaining assets; (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iv) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (v) the potential impact of e-commerce and other changes in consumer buying practices, and changing trends in the retail industry and perceptions by retailers or shoppers, including safety and convenience, (vi) the availability of suitable acquisition, disposition, development and redevelopment opportunities, and the costs associated with purchasing and maintaining assets and risks related to acquisitions not performing in accordance with our expectations, (vii) the Company’s ability to raise capital by selling its assets, (viii) disruptions and increases in operating costs due to inflation and supply chain disruptions, (ix) risks associated with the development of mixed-use commercial properties, including risks associated with the development, and ownership of non-retail real estate, (x) changes in governmental laws and regulations, including, but not limited to, changes in data privacy, environmental (including climate change), safety and health laws, and management’s ability to estimate the impact of such changes, (xi) the Company’s failure to realize the expected benefits of the merger with RPT Realty (the “RPT Merger”), (xii) the risk of litigation, including shareholder litigation, in connection with the RPT Merger, including any resulting expense, (xiii) risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the combined company, (xiv) the possibility that, if the Company does not achieve the perceived benefits of the RPT Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline, (xv) valuation and risks related to the Company’s joint venture and preferred equity investments and other investments, (xvi) collectability of mortgage and other financing receivables, (xvii) impairment charges, (xviii) criminal cybersecurity attacks, disruption, data loss or other security incidents and breaches, (xix) risks related to artificial intelligence, (xx) impact of natural disasters and weather and climate-related events, (xxi) pandemics or other health crises, (xxii) our ability to attract, retain and motivate key personnel, (xxiii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (xxiv) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (xxv) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xxvi) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity, (xxvii) the Company’s ability to continue to maintain its status as a REIT for U.S. federal income tax purposes and potential risks and uncertainties in connection with its UPREIT structure, and (xxviii) other risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes in other filings with the Securities and Exchange Commission (“SEC”).

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Overview

Kimco Realty Corporation is a REIT, of which substantially all of the Company’s assets are held by, and substantially all of the Company’s operations are conducted through, Kimco OP, either directly or through its subsidiaries, as the Company’s operating company. The Company is the managing member and exercises exclusive control over Kimco OP. As of September 30, 2024, the Parent Company owned 99.84% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP.

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

The Company is a self-administered real estate investment trust (“REIT”) and has owned and operated open-air shopping centers for over 60 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of September 30, 2024, the Company had interests in 567 U.S. shopping center properties, aggregating 100.5 million square feet of gross leasable area (“GLA”), located in 30 states. In addition, the Company had 67 other property interests, primarily including net leased properties, preferred equity investments, and other investments, totaling 5.5 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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
•
maintaining strong debt metrics and our A-/BBB+/Baa1 unsecured debt ratings;
•
continuing growth in desirable demographic areas with successful retailers, primarily focused on grocery anchors; and
•
increasing the number of entitlements for residential use.

On September 9, 2024, Fitch Ratings assigned the Company a rating of A- for its senior unsecured debt, assigned a BBB credit rating for its preferred stock, and assigned its ‘Stable’ rating outlook. As a result, the Company achieved certain interest rate reductions and facility fee reduction for its unsecured revolving credit facility (the “Credit Facility”) and unsecured term loans.

RPT Merger

On January 2, 2024, RPT Realty merged with and into the Company, with the Company continuing as the surviving public company, pursuant to the definitive merger agreement (the “Merger Agreement”) between the Company and RPT, which was entered into on August 28, 2023. As a result of the RPT Merger, three Company acquired 56 open-air shopping centers, including 43 wholly owned and 13 joint venture assets, comprising 13.3 million square feet of gross leasable area, to the Company’s existing portfolio. The Company also obtained RPT’s 6% stake in a 49-property net lease joint venture.

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

Economic Conditions

The economy continues to face challenges which could impact the Company and its tenants, including elevated inflation rates. In response to the elevated rate of inflation, the Federal Reserve steadily increased interest rates in 2022 and 2023. During September 2024, the Federal Reserve reduced the target range for federal funds rate by 0.50% to 4.75%-5.00%, which cut its overnight borrowing rate by 0.50%, as it believed certain indicators suggested that economic activity has continued to expand and inflation has made downward progress. This reduction is intended to support growth and stabilize the labor market. Fluctuations of certain economic data and indicators could impact future interest rate considerations by the Federal Reserve. Despite this reduction, interest rate levels could adversely impact the business and financial results of the Company and its tenants. In addition, slower economic growth and the potential for a recession could have an adverse effect on the Company and its tenants. This could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2024 and 2023

Results from operations for the three and nine months ended September 30, 2024 reflect the results of the Company’s Merger with RPT on January 2, 2024.

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023 (in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues
Revenues from rental properties, net	$502,875	$441,816	$61,059	$1,498,001	$1,319,162	$178,839
Management and other fee income	4,757	4,249	508	13,616	12,635	981
Operating expenses
Rent (1)	(4,239)	(3,939)	(300)	(12,744)	(12,097)	(647)
Real estate taxes	(64,996)	(57,875)	(7,121)	(194,538)	(173,002)	(21,536)
Operating and maintenance (2)	(88,744)	(76,604)	(12,140)	(262,267)	(226,919)	(35,348)
General and administrative (3)	(33,850)	(33,697)	(153)	(103,238)	(101,180)	(2,058)
Impairment charges	(375)	(2,237)	1,862	(4,277)	(14,043)	9,766
Merger charges	-	(3,750)	3,750	(25,246)	(3,750)	(21,496)
Depreciation and amortization	(144,688)	(127,437)	(17,251)	(447,555)	(382,983)	(64,572)
Gain on sale of properties	551	-	551	944	52,376	(51,432)
Other income/(expense)
Special dividend income	-	-	-	-	194,116	(194,116)
Other income, net	22,203	8,377	13,826	39,953	19,080	20,873
Gain/(loss) on marketable securities, net	79	13,225	(13,146)	(27,613)	17,642	(45,255)
Interest expense	(76,216)	(60,424)	(15,792)	(224,122)	(182,404)	(41,718)
(Provision)/benefit for income taxes, net	(128)	729	(857)	(72,355)	(61,127)	(11,228)
Equity in income of joint ventures, net	20,981	16,257	4,724	63,413	57,589	5,824
Equity in income of other investments, net	216	2,100	(1,884)	9,468	8,741	727
Net income attributable to noncontrolling interests	(2,443)	(2,551)	108	(6,693)	(9,208)	2,515
Preferred dividends, net	(7,961)	(6,285)	(1,676)	(23,864)	(18,736)	(5,128)
Net income available to the Company's common shareholders	$128,022	$111,954	$16,068	$220,883	$495,892	$(275,009)
Net income available to the Company's common shareholders:
Diluted per common share	$0.19	$0.18	$0.01	$0.32	$0.80	$(0.48)

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

Net income available to the Company’s common shareholders was $128.0 million for the three months ended September 30, 2024, as compared to $112.0 million for the comparable period in 2023. On a diluted per common share basis, net income available to the Company’s common shareholders for the three months ended September 30, 2024 was $0.19, as compared to $0.18 for the comparable period in 2023.

Net income available to the Company’s common shareholders was $220.9 million for the nine months ended September 30, 2024, as compared to $495.9 million for the comparable period in 2023. On a diluted per common share basis, net income available to the Company’s common shareholders for the nine months ended September 30, 2024 was $0.32, as compared to $0.80 for the comparable period in 2023.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Income that the Company believes changed significantly and affected Net income available to the Company’s common shareholders during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023.

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $61.1 million for the three months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily from (i) a net increase in revenues from tenants of $44.0 million due to properties acquired through the RPT Merger, (ii) a net increase in revenues from tenants of $16.7 million, primarily due to an increase in leasing activity and net growth in the current portfolio, and (iii) an increase in revenues of $3.0 million due to properties acquired during 2023, partially offset by (iv) a decrease in net straight-line rental income of $2.2 million and (v) a decrease in revenues of $0.4 million due to dispositions during 2024 and 2023.

The increase in Revenues from rental properties, net of $178.8 million for the nine months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily from (i) a net increase in revenues from tenants of $133.3 million due to properties acquired through the RPT Merger, (ii) a net increase in revenues from tenants of $42.6 million, primarily due to an increase in leasing activity and net growth in the current portfolio, and (iii) an increase in revenues of $13.4 million due to properties acquired during 2023, partially offset by (iv) a decrease in revenues of $6.1 million due to dispositions during 2024 and 2023 and (v) a decrease in net straight-line rental income of $4.4 million.

Real estate taxes –

The increase in Real estate taxes of $7.1 million and $21.5 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023, is primarily due to properties acquired during 2024 and 2023, primarily related to the RPT Merger, partially offset by dispositions during 2024 and 2023.

Operating and maintenance –

The increase in Operating and maintenance expense of $12.1 million for the three months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily due to (i) an increase of $8.4 million resulting from properties acquired related to the RPT Merger and (ii) an increase in repairs and maintenance expense of $3.5 million.

The increase in Operating and maintenance expense of $35.3 million for the nine months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily due to (i) an increase of $25.0 million resulting from properties acquired related to the RPT Merger and (ii) an increase in repairs and maintenance expense of $9.5 million.

Impairment charges –

During the nine months ended September 30, 2024 and 2023, the Company recognized impairment charges related to adjustments to property carrying values of $4.3 million and $14.0 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Merger charges –

During the nine months ended September 30, 2024 and 2023, the Company incurred costs of $25.2 million and $3.8 million, respectively, associated with the RPT Merger, primarily comprised of severance, professional and legal fees.

Depreciation and amortization –

The increase in Depreciation and amortization of $17.3 million for the three months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily due to (i) an increase of $32.4 million resulting from properties acquired during 2024 and 2023, primarily related to the RPT Merger, and (ii) an increase of $2.2 million due to depreciation commencing on certain redevelopment projects that were placed into service during 2024 and 2023, partially offset by (iii) a net decrease of $17.3 million, primarily from fully depreciated assets, write-offs due to demolition and tenant vacates and dispositions during 2024 and 2023.

The increase in Depreciation and amortization of $64.6 million for the nine months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily due to (i) an increase of $89.1 million resulting from properties acquired during 2024 and 2023, primarily related to the RPT Merger, and (ii) an increase of $14.0 million due to depreciation commencing on certain redevelopment projects that were placed into service during 2024 and 2023, partially offset by (iii) a net decrease of $38.5 million, primarily from fully depreciated assets, write-offs due to demolition and tenant vacates and dispositions during 2024 and 2023.

Gain on sale of properties –

During the nine months ended September 30, 2024, the Company disposed of 11 operating properties and seven land parcels, in separate transactions, for an aggregate sales price of $254.1 million, which resulted in aggregate gains of $0.9 million. During the nine months ended September 30, 2023, the Company disposed of four operating properties and 11 land parcels, in separate transactions, for an aggregate sales price of $175.0 million, which resulted in aggregate gains of $52.4 million.

Special dividend income –

During the nine months ended September 30, 2023, the Company received $194.1 million representing its share of the Albertsons Companies Inc. (“ACI”) special dividend payment.

Other income, net –

The increase in Other income, net of $13.8 million for the three months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily due to (i) a net increase in mortgage and other financing income of $8.8 million, and (ii) an increase of $4.8 million due to mark-to-market fluctuations of an embedded derivative liability.

The increase in Other income, net of $20.9 million for the nine months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily due to (i) a net increase in mortgage and other financing income of $10.6 million, (ii) an increase of $8.7 million due to mark-to-market fluctuations of an embedded derivative liability, (iii) an increase in interest income of $5.3 million due to higher levels of cash on hand, (iv) a decrease in environmental remediation expense of $4.7 million, (v) an increase in income of $3.8 million from settlement of contracts, and (vi) an increase of $1.2 million from insurance proceeds, partially offset by (vii) a decrease of $8.7 million relating to net settlement gains recognized upon liquidation of the Company’s defined benefit plan during 2023 and (viii) a decrease in dividend income of $5.2 million, primarily due to the sale of the remaining shares of ACI common stock held by the Company.

Gain/(loss) on marketable securities, net –

The change in Gain/(loss) on marketable securities, net of $13.1 million and $45.3 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023 is due to mark-to-market fluctuations and the sale of the remaining shares of ACI common stock held by the Company during 2024 and 2023.

Interest expense –

The increase in Interest expense of $15.8 million and $41.7 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023, is primarily due to (i) the issuance of unsecured notes during 2023 and 2024 and (ii) increased levels of borrowings and assumptions of unsecured notes and term loans in connection with the RPT Merger, partially offset by (iii) the paydown of unsecured notes during 2024 and 2023.

(Provision)/benefit for income taxes, net –

The change in (Provision)/benefit for income taxes, net of $11.2 million for the nine months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily due to the Company’s sale of shares of ACI common stock during 2024 and 2023, which generated taxable long-term capital gains. The Company anticipates retaining the proceeds from the sale during 2024 and, as a result, recorded federal and state income taxes on these gains.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $4.7 million for the three months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily due to (i) higher equity in income of $6.4 million, primarily due to newly acquired joint ventures in connection with the RPT Merger, partially offset by (ii) lower gains of $1.1 million recognized on sale of properties within various joint venture investments during 2024, as compared to 2023, and (iii) an increase in interest expense of $0.6 million.

The increase in Equity in income of joint ventures, net of $5.8 million for the nine months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily due to (i) higher equity in income of $16.5 million, primarily due to newly acquired joint ventures in connection with the RPT Merger, partially offset by (ii) lower gains of $7.5 million recognized on sale of properties within various joint venture investments during 2024, as compared to 2023 and (iii) an increase in interest expense of $3.2 million.

Preferred dividends –

The increase in Preferred dividends of $5.1 million for the nine months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily due to the issuance of the Class N Preferred Stock in connection with the RPT Merger.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of September 30, 2024, the Company had interests in 567 U.S. shopping center properties, aggregating 100.5 million square feet of gross leasable area (“GLA”), located in 30 states. At September 30, 2024, the Company’s five largest tenants were TJX Companies, The Home Depot, Ross Stores, Amazon/Whole Foods and Burlington Stores, Inc., which represented 3.8%, 1.8%, 1.8%, 1.8% and 1.7%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, and immediate access to the Credit Facility with bank commitments of $2.0 billion, which can be increased to $2.75 billion through an accordion feature.

The Company anticipates that net cash flow provided by operating activities, borrowings under its Credit Facility and the issuance of equity, public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of inflation, interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 as supplemented by the risks and uncertainties identified under Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash, cash equivalents and restricted cash, beginning of the period	$783,757	$149,829
Net cash flow provided by operating activities	766,080	881,409
Net cash flow used for investing activities	(91,855)	(75,961)
Net cash flow used for financing activities	(667,938)	(531,015)
Net change in cash, cash equivalents and restricted cash	6,287	274,433
Cash, cash equivalents and restricted cash, end of the period	$790,044	$424,262

Operating Activities

Net cash flow provided by operating activities for the nine months ended September 30, 2024 was $766.1 million, as compared to $881.4 million for the comparable period in 2023. The decrease of $115.3 million is primarily attributable to:

•
the special dividend payment received from ACI of $194.1 million during 2023;
•
nonrecurring costs incurred in connection with the RPT Merger; and
•
the disposition of operating properties in 2024 and 2023; partially offset by
•
additional operating cash flow generated by operating properties acquired during 2024 and 2023, including those acquired in connection with the RPT Merger;
•
an increase in distributions from the Company’s joint ventures programs; and
•
new leasing, expansion and re-tenanting of core portfolio properties.

Investing Activities

Net cash flow used for investing activities was $91.9 million for the nine months ended September 30, 2024, as compared to $76.0 million for the comparable period in 2023.

Investing activities during the nine months ended September 30, 2024 primarily consisted of:

Cash inflows:

•
$301.5 million in proceeds from sale of marketable securities, primarily due to the sale of 14.2 million shares of ACI common stock;
•
$85.1 million for collection of mortgage and other financing receivables;
•
$70.4 million in proceeds from the sale of 11 operating properties and seven land parcels; and
•
$25.1 million in reimbursements of investments in and advances to real estate joint ventures and other investments.

Cash outflows:

•
$213.4 million for improvements to operating real estate, primarily related to re-tenanting, tenant improvements and the Company’s active redevelopment pipeline;
•
$190.2 million for investment in mortgage and other financing receivables, primarily related to new mortgage and other financing receivables;
•
$149.1 million for the acquisition of RPT;
•
$10.0 million for a deposit on an acquisition of an operating property acquired in October 2024; and
•
$9.8 million for investments in and advances to real estate joint ventures and other investments, primarily related to redevelopment projects within these portfolios.

Investing activities during the nine months ended September 30, 2023 primarily consisted of:

Cash inflows:

•
$291.3 million in proceeds from sale of marketable securities, primarily due to the sale of 14.1 million shares of ACI common stock;
•
$122.8 million in proceeds from the sale of four operating properties and 11 land parcels; and
•
$9.3 million in reimbursements of investments in and advances to real estate joint ventures and other investments.

Cash outflows:

•
$269.5 million for the acquisition/consolidation of four operating properties and four parcels;
•
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
•
$11.2 million for investment in other financing receivables related to one new mortgage receivable; and
•
$3.1 million for investment in marketable securities.

Acquisition of Operating Real Estate –

During the nine months ended September 30, 2024, the Company expended $149.1 million in conjunction with the RPT Merger. During the nine months ended September 30, 2024 and 2023, the Company expended $10.0 million and $269.5 million, respectively, for the acquisition of operating real estate properties. The Company anticipates spending up to approximately $150.0 million to $200.0 million towards the acquisition of, or the purchase of additional interests in, operating properties for the remainder of 2024. The Company intends to fund these potential acquisitions with net cash flow provided by operating activities, cash on hand, proceeds from property dispositions, and/or availability under its Credit Facility.

Improvements to Operating Real Estate –

During the nine months ended September 30, 2024 and 2023, the Company expended $213.4 million and $179.1 million, respectively, for improvements to operating real estate. These amounts consist of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023
Redevelopment and renovations	$94,520	$98,902
Tenant improvements and tenant allowances	118,921	80,243
Total improvements	$213,441	$179,145

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio, which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2024 will be approximately $50.0 million to $100.0 million. The funding of these capital requirements will be provided by net cash flow provided by operating activities, cash on hand, proceeds from property dispositions, and/or availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $667.9 million for the nine months ended September 30, 2024, as compared to $531.0 million for the comparable period in 2023.

Financing activities during the nine months ended September 30, 2024 primarily consisted of:

Cash inflows:

•
$860.0 million in proceeds from issuance of unsecured term loans; and
•
$500.0 million in proceeds from issuance of unsecured notes.

Cash outflows:

•
$1.2 billion in repayments of unsecured notes;
•
$507.8 million of dividends paid;
•
$310.0 million in repayments of unsecured term loans;
•
$19.0 million in principal payments on debt (related to the repayment of debt on three encumbered properties), including normal amortization on rental property debt;
•
$15.3 million in shares repurchased for employee tax withholding on equity awards;
•
$13.9 million in redemption/distribution of noncontrolling interests; and
•
$7.0 million in financing origination costs related to new unsecured term loans and unsecured notes.

Financing activities during the nine months ended September 30, 2023 primarily consisted of:

Cash inflows:

•
$3.7 million in proceeds from issuance of stock.

Cash outflows:

•
$446.6 million of dividends paid;
•
$57.7 million in principal payment on debt, including normal amortization of rental property debt;
•
$16.2 million in shares repurchased for employee tax withholding on equity awards;
•
$8.9 million in redemption/distribution of noncontrolling interests; and
•
$6.0 million in financing origination costs, in connection with the Company’s Credit Facility.

The Company continually evaluates its debt maturities and based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of September 30, 2024, the Company had consolidated floating rate debt totaling $17.0 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

There are no debt maturities for the remainder of 2024. The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain or improve its unsecured debt ratings. The Company may, from time to time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

The Company utilizes the public debt and equity markets as its principal source of capital for its expansion needs through offerings of its public unsecured debt and equity. Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air, grocery anchored shopping centers and mixed-use assets, expanding and improving properties in the portfolio and other investments.

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

During January 2023, the Company filed a registration statement on Form S-8 for its 2020 Equity Participation Plan (the “2020 Plan”), which was previously approved by the Company’s stockholders and is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, deferred stock awards and long-term incentive plan units. At September 30, 2024, the Company had 3.0 million shares of common stock available for issuance under the 2020 Plan.

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

The Company’s Board of Director’s authorized the repurchase of up to 891,000 depositary shares of Class L preferred stock, 1,047,000 depositary shares of Class M preferred stock, and 185,000 depositary shares of Class N preferred stock, representing an aggregate of up to 2,123 shares of the Company’s preferred stock, par value $1.00 per share, through February 28, 2026. During the nine months ended September 30, 2024, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class N	80	$5

On August 22, 2024, the Company filed a preliminary prospectus supplement for a tender offer to purchase for cash any and all of its outstanding Class N Preferred Stock. The information in this preliminary prospectus supplement is not complete and may be changed. This preliminary prospectus supplement and the accompanying prospectus are not an offer to sell these securities, nor are they soliciting offers to buy these securities, in any jurisdiction where the offer or sale is not permitted.

Common Stock –

During September 2023, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. The Company did not issue any shares under the ATM Program during the nine months ended September 30, 2024. As of September 30, 2024, the Company had $500.0 million available under this ATM Program.

The Company has a common share repurchase program, which is scheduled to expire on February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the nine months ended September 30, 2024. As of September 30, 2024, the Company had $224.9 million available under this common share repurchase program.

In connection with the RPT Merger, each RPT common share issued and outstanding immediately prior to the effective time of the RPT Merger was converted into 0.6049 shares of newly issued shares of Kimco common stock, resulting in 53.0 million common shares issued to effect the RPT Merger.

Senior Unsecured Notes –

The Company’s indenture governing its senior unsecured notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of September 30, 2024
Consolidated Indebtedness to Total Assets	< 60%	38%
Consolidated Secured Indebtedness to Total Assets	< 40%	1%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	> 1.50x	4.4x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	> 1.50x	2.4x

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

During September 2024, the Company issued $500.0 million in senior unsecured notes, which are scheduled to mature in March 2035 and accrue interest at a rate of 4.85% per annum. These senior unsecured notes are guaranteed by the Company. The Company intends to use the net proceeds from this offering for general corporate purposes.

During the nine months ended September 30, 2024, the Company fully repaid the following notes payables (dollars in millions):

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

Credit Facility –

On September 9, 2024, Fitch Ratings assigned the Company a rating of A- for its senior unsecured debt, assigned a BBB credit rating for its preferred stock, and assigned its ‘Stable’ rating outlook. As a result, the Company achieved certain interest rate reductions and facility fee reduction for its Credit Facility and unsecured term loans.

The Company has a $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility is guaranteed by the Parent Company. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus 77.5 basis points and fluctuates in accordance with the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets and the Company’s credit rating outlook, as defined in the agreement. As of September 30, 2024, the interest rate on the Credit Facility is Adjusted Term SOFR plus 68.5 basis points (5.53% as of September 30, 2024) after reductions for sustainability metrics achieved and an upgraded credit rating profile. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of September 30, 2024, the Credit Facility had no outstanding balance and no appropriations for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of September 30, 2024
Total Indebtedness to Gross Asset Value (“GAV”)	< 60%	35%
Total Priority Indebtedness to GAV	< 35%	1%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	> 1.75x	4.5x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	> 1.50x	4x

Term Loans –

The Company entered into a Seventh Amended and Restated Credit Agreement, through which the term loans assumed in connection with the RPT Merger were terminated (fully repaid) and new term loans were issued to replace the assumed loans. The new term loans retained the amounts and maturities of the assumed term loans, however, the rates (Adjusted Term SOFR plus 0.905% and fluctuate based on credit rating profile and achieving sustainability metric targets, as described in the agreement) and covenants were revised to match those within the Company's Credit Facility. The following unsecured term loans were assumed, terminated and issued (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate (1)	Maturity Date
Unsecured term loan	Jan-24	$50.0	4.15%	Nov-26
Unsecured term loan	Jan-24	$100.0	4.11%	Feb-27
Unsecured term loan	Jan-24	$50.0	3.43%	Aug-27
Unsecured term loan	Jan-24	$110.0	3.71%	Feb-28

(1)
As of September 30, 2024, the interest rate on these term loans is Adjusted Term SOFR plus 81.0 basis points after reductions for sustainability metrics achieved and an upgraded credit rating profile. The Company entered into 20 swap rate agreements with various lenders swapping the interest rates to all-in fixed rates (ranging from 4.5793% to 4.7801% as of September 30, 2024).

On January 2, 2024, Kimco OP entered into a new $200.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) pursuant to a credit agreement, among Kimco OP, TD Bank, N.A., as administrative agent, and the other parties thereto. The Term Loan Credit Facility accrues interest at a spread (currently 0.800% after reductions for sustainability metrics achieved and an upgraded credit rating profile) to the Adjusted Term SOFR Rate (as defined in the credit agreement), that fluctuates in accordance with changes in Kimco’s senior debt ratings. In addition, during the three months ended September 30 2024, the Company amended the Term Loan Credit Facility, in separate transactions, to increase the aggregate principal amount from $200.0 million to $550.0 million. The additional $350.0 million is subject to the same terms as the existing Term Loan Credit Facility. As of September 30, 2024, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the $550.0 million Term Loan Credit Facility to an all-in fixed rate of 4.6122%.

Mortgages Payable –

During the nine months ended September 30, 2024, the Company repaid $11.8 million of mortgage debt that encumbered three operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of September 30, 2024, the Company had over 525 unencumbered property interests in its portfolio.

Other –

During the nine months ended September 30, 2024, the Company sold its remaining 14.2 million shares of ACI common stock held by the Company, generating net proceeds of $299.1 million. For tax purposes, the Company recognized a long-term capital gain of $288.7 million. The Company anticipates retaining the proceeds from this stock sale for general corporate purposes and, as a result, recorded federal and state income taxes of $72.9 million on the taxable gain.

The Parent Company guarantees the unsecured debt instruments of Kimco OP. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

The Company has issued letters of credit in connection with completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At September 30, 2024, these letters of credit aggregated $39.8 million.

The Company has investments with funding commitments of $27.5 million, of which $19.3 million has been funded as of September 30, 2024.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of September 30, 2024, there were $16.2 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $41.0 million outstanding at September 30, 2024. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

In connection with the RPT Merger, the Company provides a guaranty for the payment of any debt service shortfalls on the City of Jacksonville Series 2005A bonds, which are tax increment revenue bonds issued in connection with a redevelopment project in Jacksonville, FL. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $4.5 million as of September 30, 2024. There have been no payments made by the Company under this guaranty agreement to date and the Company does not expect to make any payments over the life of the agreement.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as it monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio that reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid for common and preferred stock for the nine months ended September 30, 2024 and 2023 were $507.8 million and $446.6 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments with institutions that have high credit ratings. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On July 30, 2024, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of preferred shares (Classes L, M and N), which were paid on October 15, 2024, to shareholders of record on October 1, 2024. In addition, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per common share which was paid on September 19, 2024 to shareholders of record on September 5, 2024.

On October 29, 2024, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of preferred shares (Classes L, M and N), which are scheduled to be paid on January 15, 2025, to shareholders of record on January 2, 2025. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share, representing a 4.2% increase from the prior quarterly dividend of $0.24, payable on December 19, 2024 to shareholders of record on December 5, 2024.

Hurricane Impact –

The Company incurred no significant damage to its properties in September and October 2024 as a result of hurricanes Helene and Milton, which primarily hit Florida, South Carolina and Georgia.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income available to the Company’s common shareholders	$128,022	$111,954	$220,883	$495,892
Gain on sale of properties	(551)	-	(944)	(52,376)
Gain on sale of joint venture properties	(7)	(1,130)	(1,501)	(9,020)
Depreciation and amortization - real estate related	143,482	126,291	443,836	379,294
Depreciation and amortization - real estate joint ventures	21,218	16,244	64,161	48,390
Impairment charges (including real estate joint ventures)	375	2,237	8,778	14,040
Profit participation from other investments, net	377	479	(5,299)	(2,282)
Special dividend income	-	-	-	(194,116)
(Gain)/loss on marketable securities/derivative, net	(4,849)	(6,225)	25,922	(10,642)
Provision/(benefit) for income taxes, net (2)	59	(669)	71,706	61,463
Noncontrolling interests (1)	(738)	(575)	(2,367)	(68)
FFO available to the Company’s common shareholders (3)	$287,388	$248,606	$825,175	$730,575
Weighted average shares outstanding for FFO calculations:
Basic	671,231	617,090	670,851	616,888
Units	3,293	2,562	3,245	2,555
Convertible preferred shares	4,265	-	4,265	-
Dilutive effect of equity awards	289	124	193	129
Diluted (2)	679,078	619,776	678,554	619,572
FFO per common share – basic	$0.43	$0.40	$1.23	$1.18
FFO per common share – diluted (2)	$0.43	$0.40	$1.23	$1.18

(1)
Related to gains, impairments, depreciation on properties and gains/(losses) on sales of marketable securities/derivative, where applicable.
(2)
Reflects the potential impact of convertible preferred shares and certain units if converted to common stock at the beginning of the period. FFO available to the Company’s common shareholders would be increased by $2,464 and $584 for the three months ended September 30, 2024 and 2023, respectively. FFO available to the Company’s common shareholders would be increased by $7,370 and $1,752 for the nine months ended September 30, 2024 and 2023, respectively. The effect of other certain convertible securities would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted FFO per share calculations.
(3)
Includes merger-related charges of $25.2 million ($0.04 per share on a diluted basis) for the nine months ended September 30, 2024. Includes merger-related charges of $3.8 million for both the three and nine months ended September 30, 2023. In addition, includes income related to the liquidation of the pension plan of $4.8 million, net and $5.0 million, net for the three and nine months ended September 30, 2023, respectively.

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

For the three and nine months ended September 30, 2024 and 2023, the Company included Same property NOI from the RPT properties acquired through the RPT Merger, as the Company owned these properties for the full three and nine months ended September 30, 2024 and 2023. The amount of the adjustment relating to RPT same property NOI for the nine months ended September 30, 2024 and three and nine months ended September 30, 2023, included in the table below, represents the Same property NOI from RPT properties prior to the RPT Merger, which is not included in the Company's Net income available to the Company’s common shareholders.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income available to the Company’s common shareholders	$128,022	$111,954	$220,883	$495,892
Adjustments:
Management and other fee income	(4,757)	(4,249)	(13,616)	(12,635)
General and administrative	33,850	33,697	103,238	101,180
Impairment charges	375	2,237	4,277	14,043
Merger charges	-	3,750	25,246	3,750
Depreciation and amortization	144,688	127,437	447,555	382,983
Gain on sale of properties	(551)	-	(944)	(52,376)
Special dividend income	-	-	-	(194,116)
Interest expense and other income, net	54,013	52,047	184,169	163,324
(Gain)/loss on marketable securities, net	(79)	(13,225)	27,613	(17,642)
Provision/(benefit) for income taxes, net	128	(729)	72,355	61,127
Equity in income of other investments, net	(216)	(2,100)	(9,468)	(8,741)
Net income attributable to noncontrolling interests	2,443	2,551	6,693	9,208
Preferred dividends, net	7,961	6,285	23,864	18,736
RPT same property NOI (1)	-	42,893	610	121,761
Non same property net operating income	(10,664)	(14,368)	(36,620)	(43,209)
Non-operational expense from joint ventures, net	28,231	23,106	85,629	61,911
Same property NOI	$383,444	$371,286	$1,141,484	$1,105,196

(1)
Amounts for the respective periods, represent the Same property NOI from RPT properties, not included in the Company's Net income available to the Company's common shareholders.

Same property NOI increased by $12.2 million, or 3.3%, for the three months ended September 30, 2024, as compared to the corresponding period in 2023. This increase is primarily the result of (i) a net increase of $11.7 million, primarily related to an increase in rental revenue driven by strong leasing activity and (ii) a decrease in non-recoverable operating expenses of $0.5 million.

Same property NOI increased by $36.3 million, or 3.3%, for the nine months ended September 30, 2024, as compared to the corresponding period in 2023. This increase is primarily the result of (i) a net increase of $31.5 million, primarily related to an increase in rental revenue driven by strong leasing activity and (ii) a decrease in non-recoverable operating expenses of $4.8 million.

Leasing Activity

During the nine months ended September 30, 2024, the Company executed 1,205 leases totaling 8.0 million square feet in the Company’s consolidated operating portfolio, comprised of 326 new leases and 879 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $67.0 million, or $39.21 per square foot. These costs include $51.3 million of tenant improvements and $15.7 million of external leasing commissions. The average rent per square foot for (i) new leases was $22.97 and (ii) renewals and options was $19.44.

Tenant Lease Expirations

At September 30, 2024, the Company has a total of 9,279 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	102	425	$9,031	0.6%
2024	137	501	$11,936	0.8%
2025	1,037	6,357	$123,373	8.5%
2026	1,305	11,206	$190,194	13.1%
2027	1,359	10,631	$199,158	13.7%
2028	1,352	11,320	$219,211	15.1%
2029	1,249	10,257	$192,729	13.3%
2030	651	5,445	$111,800	7.7%
2031	417	2,828	$61,624	4.2%
2032	425	3,246	$61,970	4.3%
2033	446	3,532	$67,349	4.6%
2034	417	3,148	$70,676	4.9%

(1)
Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. As of September 30, 2024, the Company had 26 interest rate swaps with notional amounts aggregating to $860.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. The hedged debt is reflected as fixed rate unsecured debt in the table below. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

The following table presents the carrying value of the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of September 30, 2024, with corresponding weighted-average interest rates sorted by maturity date. In addition, the following table presents the fair value of the Company’s debt obligations outstanding, excluding unamortized deferred financing costs. The table does not include extension options where available (amounts in millions).

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$49.7	$-	$33.3	$133.9	$101.4	$318.3	$304.3
Average Interest Rate	-	3.50%	-	4.01%	4.49%	3.82%	4.07%

Variable Rate	$-	$17.0	$-	$-	$-	$-	$17.0	$17.0
Average Interest Rate	-	6.50%	-	-	-	-	6.50%

Unsecured Debt
Fixed Rate	$-	$744.1	$1,377.6	$585.4	$517.6	$4,742.2	$7,966.9	$7,590.1
Average Interest Rate	-	3.48%	3.74%	4.21%	2.55%	4.28%	3.86%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.1 million for the nine months ended September 30, 2024 if short-term interest rates were 1.0% higher.

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

On January 2, 2024, the Company completed the RPT Merger and, accordingly, the Company’s management is in the process of integrating RPT’s operations into its internal control over financial reporting, as necessary, to accommodate modifications to its business processes related to the RPT Merger transaction. None of these integration activities had a material impact on our system of internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L preferred stock, 1,047,000 depositary shares of Class M preferred stock, and 185,000 depositary shares of Class N Preferred Stock par value $1.00 per share through February 28, 2026. During the three months ended September 30, 2024, the Company repurchased the following Class N depositary shares:

Period	Total Number of Depositary Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2024 – July 31, 2024	-	$-	-	n/a
August 1, 2024 – August 31, 2024	80	57.90	-	n/a
September 1, 2024 – September 30, 2024	-	-	-	n/a
Total	80	$57.90	-

The Company has a common share repurchase program, which is scheduled to expire on February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the nine months ended September 30, 2024. As of September 30, 2024, the Company had $224.9 million available under this common share repurchase program.

During the nine months ended September 30, 2024, the Company repurchased 767,753 shares of the Company’s common stock for an aggregate purchase price of $15.3 million (weighted average price of $19.88 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

The following table presents information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2024 – July 31, 2024	770	$22.03	-	$224.9
August 1, 2024 – August 31, 2024	26,577	21.73	-	$224.9
September 1, 2024 – September 30, 2024	-	-	-	$224.9
Total	27,347	$21.74	-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Plan Elections.

During the three months ended September 30, 2024, no director or officer (as defined in § 240.16a–1(f) of this chapter) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1

Amendment No. 2, dated as of July 17, 2024, among Kimco OP, Toronto Dominion (Texas) LLC (successor to TD Bank, N.A.) as administrative agent and the lenders party thereto, to the Term Loan Agreement, dated as of January 2, 2024, among Kimco OP, TD Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s and Kimco OP’s Current Report on Form 8-K filed on July 19, 2024)

10.2

Amendment No. 3, dated as of September 3, 2024, among Kimco OP, Toronto Dominion (Texas) LLC (successor to TD Bank, N.A.) as administrative agent and the lenders party thereto to the Term Loan Agreement, dated as of January 2, 2024, among Kimco OP, TD Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s and Kimco OP’s Current Report on Form 8-K filed on September 5, 2024)

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

KIMCO REALTY CORPORATION

October 31, 2024	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

October 31, 2024	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY OP, LLC BY: KIMCO REALTY CORPORATION, managing member

October 31, 2024	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

October 31, 2024	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer