Form 10-K
period 2024-12-31
KIMCO REALTY CORP; Kimco Realty OP, LLC
filed 2025-02-21
CIK 879101, 1959472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Kimco Realty Corporation was approximately $12.8 billion based upon the closing price on the New York Stock Exchange for such equity on June 28, 2024.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of February 10, 2025, Kimco Realty Corporation had 679,482,034 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Kimco Realty Corporation's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 29, 2025.

Index to Exhibits begins on page 50.

KIMCO REALTY CORPORATION

KIMCO REALTY OP, LLC

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2024

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

Following the Reorganization, substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco OP (either directly or through its subsidiaries), as the Parent Company’s operating company, and the Parent Company is the managing member of Kimco OP. In addition, the officers and directors of the Company were the same as the officers and directors of the Predecessor immediately prior to the Reorganization. Management operates the Parent Company and Kimco OP as one business. The management of the Parent Company consists of the same individuals as the management of Kimco OP. These individuals are officers of the Parent Company and employees of Kimco OP.

The Parent Company is a real estate investment trust ("REIT") and is the managing member of Kimco OP. As of December 31, 2024, the Parent Company owned 99.84% of the outstanding limited liability company interests (the "OP Units") in Kimco OP.

Stockholders' equity and members’ capital are the primary areas of difference between the Consolidated Financial Statements of the Parent Company and those of Kimco OP. Kimco OP’s capital currently includes OP Units owned by the Parent Company and non-controlling OP Units owned by third parties and certain officers and directors of the Company. OP Units owned by outside members are accounted for within capital on Kimco OP’s financial statements and in non-controlling interests in the Parent Company’s financial statements.

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

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2024, of the Parent Company and Kimco OP into this single report. The Company believes combining the Annual Reports on Form 10-K of the Parent Company and Kimco OP into this single report provides the following benefits:

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “commit,” “anticipate,” “estimate,” “project,” “will,” “target,” “plan,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) financial disruption, geopolitical challenges or economic downturn, including general adverse economic and local real estate conditions, (ii) the impact of competition, including the availability of acquisition or development opportunities and the costs associated with purchasing and maintaining assets, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iv) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (v) the potential impact of e-commerce and other changes in consumer buying practices, and changing trends in the retail industry and perceptions by retailers or shoppers, including safety and convenience, (vi) the availability of suitable acquisition, disposition, development, redevelopment and merger opportunities, and the costs associated with purchasing and maintaining assets and risks related to acquisitions not performing in accordance with our expectations, (vii) the Company’s ability to raise capital by selling its assets, (viii) disruptions and increases in operating costs due to inflation and supply chain disruptions, (ix) risks associated with the development of mixed-use commercial properties, including risks associated with the development, and ownership of non-retail real estate, (x) changes in governmental laws and regulations, including, but not limited to, changes in data privacy, environmental (including climate change), safety and health laws, and management’s ability to estimate the impact of such changes, (xi) valuation and risks related to the Company’s joint venture and preferred equity investments and other investments, (xii) collectability of mortgage and other financing receivables, (xiii) impairment charges, (xiv) criminal cybersecurity attack disruptions, data loss or other security incidents and breaches, (xv) risks related to artificial intelligence, (xvi) impact of natural disasters and weather and climate-related events, (xvii) pandemics or other health crises, (xviii) our ability to attract, retain and motivate key personnel, (xix) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (xx) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (xxi) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xxii) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity, (xxiii) the Company’s ability to continue to maintain its status as a REIT for U.S. federal income tax purposes and potential risks and uncertainties in connection with its UPREIT structure, and (xxiv) other risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K that the Company files with the SEC. Certain forward-looking and other statements in this Annual Report on Form 10-K, or other locations, such as our corporate website, contain various corporate responsibility standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. As such, such information may not be, and should not be interpreted as necessarily being, “material” under the federal securities laws for SEC reporting purposes, even if we use the word “material” or “materiality” in this document. Corporate Responsibility information is also often reliant on third-party information or methodologies that are subject to evolving expectations and best practices, and our approach to and discussion of these matters may continue to evolve as well. For example, our disclosures may change due to revisions in framework requirements, availability of information, changes in our business or applicable governmental policies, or other factors, some of which may be beyond our control.

PART I

Item 1. Business

Overview

The Company is the leading owner and operator of high-quality, open-air, grocery-anchored shopping centers and mixed-use properties in the United States. The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

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

In addition, the Company has capitalized on its established expertise in retail real estate by establishing other ventures in which the Company owns a smaller equity interest and provides management, leasing and operational support for those properties. The Company has also provided preferred equity capital to real estate professionals and, from time to time, provides real estate capital, retail real estate financing and management services to both healthy and distressed retailers. The Company has also made selective investments in secondary market opportunities where a security or other investment is, in management’s judgment, priced below the value of the underlying assets, however, these investments are subject to volatility within the equity and debt markets.

At December 31, 2024, the Parent Company is the managing member of Kimco OP and owns 99.84% of the limited liability company interests of, and exercises exclusive control over, Kimco OP as described in detail in the Explanatory Note to this Form 10-K.

As of December 31, 2024, the Company had interests in 568 shopping center properties (the “Combined Shopping Center Portfolio”), aggregating 101.1 million square feet of gross leasable area (“GLA”), located in 30 states. In addition, the Company had 67 other property interests, primarily including net leased properties, preferred equity investments, and other investments, totaling 5.5 million square feet of GLA.

RPT Merger

On August 28, 2023, the Company and RPT Realty (“RPT”) announced that they had entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which the Company would acquire RPT through a series of mergers (collectively, the “RPT Merger”). On January 2, 2024, RPT merged with and into the Company, with the Company continuing as the surviving public company. The RPT Merger added 56 open-air shopping centers, 43 of which were wholly-owned and 13 of which were owned through a joint venture, comprising 13.3 million square feet of GLA. In addition, as a result of the RPT Merger, the Company obtained RPT’s 6% stake in a 49-property net lease joint venture.

Under the terms of the Merger Agreement, each RPT common share was converted into 0.6049 of a newly issued share of the Company’s common stock, together with cash in lieu of fractional shares, and each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT was converted into the right to receive one depositary share representing one one-thousandth of a share of the Company’s newly issued 7.25% Class N Cumulative Convertible Perpetual Preferred Stock, par value $1.00 per share (“Class N Preferred Stock”). In connection with the RPT Merger, the Company issued 53.0 million shares of common stock, 1.8 million depositary shares of Class N Preferred Stock, and 953,400 OP Units. See Footnote 2 of the Notes to Consolidated Financial Statements for further details on the RPT Merger.

Economic Conditions

The economy continues to face challenges, which could impact the Company and its tenants, including elevated inflation and interest rates. These factors could slow economic growth and adversely affect the Company and its tenants which could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties and could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company continues to monitor economic, financial, and social conditions and will assess its asset portfolio for any impairment indicators. If the Company determines that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

Business Objective and Strategies

The Company has developed a strong nationally diversified portfolio of open-air, grocery anchored shopping centers located in drivable first-ring suburbs primarily within 18 major metropolitan Sun Belt and coastal markets, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry. As of December 31, 2024, the Company derived 82% of its proportionate share of annualized base rental revenues from these top major metro markets. The Company’s shopping centers provide essential, necessity-based goods and services to the local communities and are primarily anchored by a grocery store, home improvement center, off-price retailer, discounter and/or service-oriented tenant.

The Company’s focus on high-quality locations has led to significant opportunities for value creation through the reinvestment in its assets to add density, replace outdated shopping center concepts, and better meet changing consumer demands. In order to add density to existing properties, the Company has obtained multi-family entitlements for 12,379 units of which 3,357 units have been constructed as of December 31, 2024. The Company continues to place strategic emphasis on live/work/play environments and in reinvesting in its existing assets, while building shareholder value. This philosophy is exemplified by the Company’s Signature SeriesTM properties which include key value creation projects in the Company's portfolio that exemplify our transformation and highlight our focus on quality, concentration around core metropolitan statistical areas, and/or growth through redevelopment and development opportunities. Signature Series properties also include fully entitled, shovel-ready mixed-use projects, and opportunities that the Company continues to identify and entitle as it seeks to achieve the highest and best use of its real estate, enhance its communities, and create value for its stakeholders for years to come.

The strength and security of the Company’s balance sheet remains central to its strategy. The Company’s strong balance sheet and liquidity position are evidenced by its investment grade unsecured debt ratings (A-/BBB+/Baa1) by three major ratings agencies. The Company maintains one of the longest weighted average debt maturity profiles in the REIT industry, now at 8.0 years. The Company expects to continue to operate in a manner that fosters strong debt and fixed charge coverage metrics.

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
•
maintaining strong debt metrics and its A-/BBB+/Baa1 unsecured debt ratings;
•
continuing growth in desirable demographic areas with successful retailers, primarily focused on grocery anchors; and

•
increasing the number of entitlements for residential use.

During September 2024, Fitch Ratings assigned the Company a rating of A- for its senior unsecured debt, assigned a BBB credit rating for its preferred stock, and assigned its ‘Stable’ rating outlook. As a result, the Company achieved certain interest rate reductions and facility fee reduction for its unsecured revolving credit facility (the “Credit Facility”) and unsecured term loans. In addition, during September 2024, S&P Global Ratings affirmed the Company's BBB+ credit rating for its senior unsecured debt and changed its outlook from 'Stable' to 'Positive'. During January 2025, Moody's Ratings affirmed the Company's Baa1 credit rating, for its senior unsecured debt rating and changed its outlook from 'Stable' to 'Positive'.

Business Strategies

The Company believes it is well positioned to achieve sustainable growth, with its strong core portfolio and its recent acquisitions allowing the Company to achieve higher occupancy levels, increased rental rates and rental growth in the future. To further achieve the Company's business objectives it has identified the following strategic goals:

•
Capitalizing on efficiencies and advantages of scale to serve as the best-in-class operator for tenants.
•
Providing essential, necessity-based goods and services to local communities.
•
Maintaining a strong balance sheet with ample liquidity.
•
Expanding a nationally diversified portfolio located in the high barrier to entry, first-ring suburbs within key major metropolitan Sun Belt and coastal markets.
•
Unlocking the highest and best use of real estate through its entitlement program and redevelopment projects through a disciplined capital allocation strategy.
•
Leading in corporate responsibility, delivering value to investors, tenants, employees and communities.

The Company has identified the following areas where it is well positioned for sustainable growth in the future.

High Quality, Diversified Portfolio	Accretive Capital Allocation	Significant Financial Strength	Corporate Responsibility Leadership

•
Well positioned, grocery anchored portfolio in major Sun Belt and coastal markets, with 91% of the portfolio within the Sun Belt and/or coastal markets
•
Highly diversified tenant base led by healthy mix of essential, necessity-based tenants and omni channel retailers
•
Provide critical last-mile solution to its diverse pool of tenants

•
Generate additional internal and external growth through accretive acquisitions and (re)development
•
Growth through a curated collection of mixed-use projects and redevelopments
•
Opportunistic acquisition and structured investment platform (“Plus”) business focused on accretive unique opportunities

•
Maintain a strong balance sheet and liquidity position with an emphasis on reduced leverage and a sustainable and growing dividend
•
Over $2.7 billion of immediate liquidity, including the Company's $2.0 billion unsecured revolving credit facility
•
8.0-year consolidated weighted average debt maturity profile
•
Over 525 unencumbered properties, approximately 91% of the centers in the Company's portfolio

•
Over 60 years of delivering value to investors, tenants, employees, and communities
•
Corporate Responsibility approach is aligned with core business strategy
•
Proactive approach to quantifying, disclosing and managing climate, reputational and other risks

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2024, no single open-air shopping center accounted for more than 1.2% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.3% of the Company’s total shopping center GLA. Furthermore, at December 31, 2024, the Company’s single largest tenant represented only 3.7%, and the Company’s five largest tenants aggregated less than 10.7%, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Human Capital Resources

The Company believes that its associates are one of its strongest resources. The Company is committed to best practices in all phases of the associate life cycle, including recruitment, training, development and promotion. By cultivating high levels of associate satisfaction, management’s goal is to ensure the Company remains a significant driving force in commercial real estate well into the future.

The Company is an equal opportunity employer committed to hiring, developing, and supporting a collaborative workforce. The Company takes steps to support its commitment that employment decisions (including how persons are recruited, hired, assigned and promoted) are not made on the basis of any legally protected characteristic. All of our employees must adhere to a Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes required, regular internal training on preventing, identifying, reporting and stopping any type of discrimination and/or retaliation.

To attract and retain high performing individuals, we are committed to partnering with our associates to provide opportunities for their professional development and promote their health and well-being. We offer a broad range of benefits, and we believe our compensation package and benefits are competitive with others in our industry. Our benefits programs include a robust offering of medical, dental, vision, life, disability and a number of exciting ancillary benefits, all of which require modest associate contributions or are offered at no cost to associates. The Company also provides a Safe Harbor 401(k) program with both pretax and Roth offerings including a robust, fully vested matching contribution.

The Company has earned Great Place to Work certification for seven consecutive years and has been recognized as a recipient of Best Workplaces in Real Estate, Best Workplaces in New York, and Best Workplaces for Millennials.

The Company operates under a hybrid work model, which balances valuable face-to-face interactions with individual preferences for ideal work conditions. By focusing on communication, collaboration, and innovation, and by encouraging associates to be deliberate in where and how they choose to work, the model results in an engaged, satisfied and efficient workforce.

The Company’s executive and management team promotes a true “open door” environment in which all feedback and suggestions are welcome. Whether it be through regular face to face discussion, all employee calls, department meetings, frequent training sessions, Coffee Connections with the executive team, use of our BRAVO recognition program, participation in our leadership development programs, or suggestions through the Company's internet portal, associates are encouraged to be inquisitive and share ideas. Those ideas have resulted in a number of programs and benefit enhancements.

The Company promotes physical and mental health, including access to a national gym membership program and no cost access to numerous health and wellness applications for associates and their family members. It supports an internal Wellness Council and hosts regular wellness and nutrition seminars and health screenings.

Engaging in the community is important to the Company and its associates. Across the Company's numerous offices, associates host volunteer and social activities. The Company promotes and supports associate volunteerism with two volunteer days off per year and a Company matching program in support of each associates charitable endeavors. Employees may participate in KIMunity Councils focused in the areas of culture, charitable and in-kind giving, wellness, sustainability, and tenant engagement.

The Company's executive offices are located at 500 North Broadway, Suite 201, Jericho, NY 11753, a mixed-use property that is wholly-owned by the Company, and its telephone number is (516) 869-9000 or 1-800-764-7114. Nearly all corporate functions, including legal, data processing, finance and accounting are administered by the Company from its executive offices in Jericho, New York and supported by the Company’s regional offices. As of December 31, 2024, a total of 717 persons were employed by the Company, of which 31% were located in our corporate office with the remainder located in 31 offices throughout the United States or working remotely. The average tenure of our employees was 9.6 years.

Corporate Responsibility Programs

The Company strives to build a thriving and viable business, one that succeeds by delivering long-term value for its stakeholders. We believe that the Company’s Corporate Responsibility programs are aligned with its core business strategy of creating destinations for everyday living that inspire a sense of community and deliver value to its many stakeholders.

The Company’s Board of Directors sets the Company’s overall Corporate Responsibility program objectives and oversees enterprise risk management. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for overseeing the Company’s efforts with regard to the Company’s Corporate Responsibility matters.

The Company recognizes that climate change is a significant stakeholder issue threatening the viability of economic and environmental systems globally. As a real estate portfolio owner, the Company works to monitor physical and transition risks as well as opportunities posed to its business by climate change and quantifies and discloses the climate information regarding its activities. The Company has established a near-term greenhouse gas (“GHG”) emissions reduction target of reducing Scope 1 and 2 emissions 30% from a 2018 baseline by 2030, and separately has a target of achieving net zero Scope 1 and 2 GHG emissions by 2050.

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

Acute Hazards - Wildfires	Change in fire potential could lead to permanent loss of property, stress on human health (air quality) and stress on ecosystem services.
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

The Company’s approach in mitigating these risks include, but are not limited to (i) carrying additional insurance coverage relating to flooding and windstorms, (ii) maintaining a geographically diversified portfolio, which limits exposure to event driven risks, (iii) creating a form “green lease” for its tenants, which incorporates varied criteria that align landlord and tenant sustainability priorities as well as establishing green construction criteria and (iv) implementing emergency preparedness and operational energy and water efficiency programs.

In 2020, the Company issued $500.0 million in 2.70% notes due 2030 in its inaugural green bond offering. The net proceeds from this offering are allocated to finance or refinance, in whole or in part, recently completed, existing or future eligible green projects, which projects are to be aligned with the four core components of the Green Bond Principles, 2018 as administered by the International Capital Market Association. As of June 30, 2024, the Company reached full allocation of the $500.0 million green bond. Additionally, the Company’s $2.0 billion Credit Facility is a green credit facility, which incorporates rate adjustments associated with attainment (or non-attainment) of Scope 1 and 2 greenhouse gas emissions reductions. In 2024, the Company entered into a credit agreement in which $310.0 million in new term loans were issued with rate adjustments that are also tied to the attainment (or non-attainment) of Scope 1 and 2 greenhouse gas emissions. During 2024, the Company attained the Scope 1 and 2 gas emissions targets and achieved the maximum interest rate adjustment to its Credit Facility and certain of its term loans.

Additional information about our approach to corporate responsibility is available in our Corporate Responsibility Report, which can be found on the Company’s website. Such information is not incorporated by reference into, and is not part of, this annual report on Form 10-K.

Information About Our Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2024:

Name	Age	Position	Joined Kimco
Milton Cooper	95	Executive Chairman of the Board of Directors	Co-Founder
Conor C. Flynn	44	Chief Executive Officer	2003
Ross Cooper	42	President and Chief Investment Officer	2006
Glenn G. Cohen	60	Executive Vice President, Chief Financial Officer	1995
David Jamieson	44	Executive Vice President, Chief Operating Officer	2007

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

Item 1A. Risk Factors

We are subject to certain business and legal risks, including, but not limited to, the following:

Risks Related to Our Business and Operations

Adverse global market and economic conditions may impede our ability to generate sufficient income and maintain our properties.

Our properties consist primarily of open-air shopping centers, including mixed-use assets, and other retail properties. Our performance, therefore, is generally linked to economic conditions in the market for retail space. The economic performance and value of our properties is subject to all of the risks associated with owning and operating real estate, including, but not limited to:

•
changes in the national, regional and local economic climate;
•
local conditions, including an oversupply of, or a reduction in demand for, space in properties like those that we own or operate;
•
trends toward smaller store sizes as retailers reduce inventory and develop new prototypes;
•
increasing use by customers of e-commerce and online store sites;
•
the attractiveness of our properties to tenants;
•
market disruptions due to global pandemics or other health epidemics;

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
•
acts of terrorism and war and acts of God, including physical and weather-related damage to our properties;
•
the continued service and availability of key personnel; and
•
the risk of functional obsolescence of properties over time.

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

Current geopolitical challenges could impact the U.S. economy and consumer spending and our results of operations and financial condition. The success of our business, and the success of our tenants in operating their businesses and their corresponding ability to pay us rent continue to be significantly impacted by many current economic challenges, which impact the performance of their businesses, including, but not limited to, inflation, labor shortages, tariffs or other trade restrictions, supply chain constraints, decreasing consumer confidence and discretionary spending, and elevated energy prices and interest rates.

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

In the event that we decide to redevelop existing properties, we will be subject to risks and uncertainties associated with construction and development. These risks include, but are not limited to, risks related to obtaining all necessary zoning, land-use, building occupancy and other governmental permits and authorizations, risks related to the environmental concerns of government entities or community groups, risks related to changes in economic and market conditions, especially in an inflationary environment, between development commencement and stabilization, risks related to construction labor disruptions, adverse weather, acts of God or shortages of materials and labor, which could cause construction delays and risks related to increases in the cost of labor and materials which could cause construction costs to be greater than projected and adversely impact the amount of our development fees or our financial condition, results of operations and cash flows.

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

International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.

International trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, could adversely impact our business. Many of our tenants sell imported goods, and tariffs or other trade restrictions could materially increase costs for these tenants. To the extent our tenants are unable to pass these costs on to their customers, our tenants’ operations could be adversely impacted, which among other things, could weaken demand by those tenants for our real estate. If the operations of potential future tenants are similarly adversely impacted, overall demand for our real estate may also weaken. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures that directly impact our costs, such as costs for steel, lumber and other materials applicable to our redevelopment projects. Trade disputes could also adversely impact global supply chains which could further increase costs for us and our tenants or delay delivery of key inventories and supplies.

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

•
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

The economic performance and value of our other investments, which we do not control, are subject to risks associated with owning and operating retail businesses, including:

•
changes in the national, regional and local economic climate;
•
the adverse financial condition of some large retailing companies;
•
increasing use by customers of e-commerce and online store sites; and
•
ongoing consolidation in the retail sector.

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

We periodically assess whether there are any indicators that the value of our real estate assets may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted property cash flows are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as trends and prospects and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset or redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets. Impairment charges have an immediate direct impact on our earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

We may not be able to recover our investments, which may result in significant losses to us.

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

We have completed our efforts to exit Mexico and Canada, however, we cannot predict the impact of laws and regulations affecting these international operations, including the United States Foreign Corrupt Practices Act, or the potential that we may face regulatory sanctions.

Our international operations had included properties in Mexico and Canada and are subject to a variety of United States and foreign laws and regulations, including the United States Foreign Corrupt Practices Act and foreign tax laws and regulations. Although we have completed our efforts to exit our investments in Mexico and Canada, we cannot assure you that our past practices will continue to be found to be in compliance with such laws or regulations. In addition, we cannot predict the manner in which such laws or regulations might be administered or interpreted, or when, or the potential that we may face regulatory sanctions or tax audits as a result of our international operations.

We have experienced cybersecurity attacks, and future attacks and incidents could materially impact our business, financial condition and results of operations.

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

We, and our third-party service providers, like all businesses, are subject to cyberattacks and security incidents, that threaten the confidentiality, integrity, and availability of our IT systems and information resources. Cyberattacks and security incidents include intentional or unintentional acts by employees, customers, contractors or third parties, who seek to gain unauthorized access to our or our service providers’ systems to disrupt operations, corrupt data, or steal confidential or personal information through malware, computer viruses, ransomware, software or hardware vulnerabilities, social engineering (e.g., phishing attachments to e-mails) or other vectors.

Cyberattacks are becoming more challenging to identify, investigate and remediate, because attackers increasingly use techniques and tools, including artificial intelligence, that circumvent controls, avoid detection, and remove or obscure forensic evidence. There can be no assurance that our cybersecurity risk management program, security controls and security processes, or those of our third-party services providers will be fully implemented, complied with, or effective or that security breaches or disruptions will not materially impact our business.

We have experienced cybersecurity incidents that to date have not resulted, and are not expected to result, in a material impact on the Company’s business operations or financial results. For example, in February 2023, the Company experienced a criminal ransomware attack affecting data contained on legacy servers of Weingarten Realty Investors (“WRI”). The Company acquired WRI in August 2021. The affected servers and exfiltrated data were on the WRI network. The WRI network is separate and is not connected to the Company’s network. The Company promptly initiated an investigation and its response protocols, including deploying containment measures such as taking affected systems offline, implementing enhanced monitoring technology and data recovery processes. The Company also notified federal law enforcement, engaged the services of cybersecurity and forensics professionals, and restored affected systems. The WRI network data is historical and stored for archival purposes. We have acquired in the past and may acquire in the future companies with cybersecurity vulnerabilities or unsophisticated security measures, which could expose us to significant cybersecurity, operational, and financial risks.

A cyber incident could materially affect our operations and financial condition by:

•
disrupting the proper functioning of our networks and systems and, therefore, our operations and/or those of certain of our tenants;
•
resulting in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
•
resulting in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•
resulting in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•
resulting in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•
requiring significant management attention and resources to remediate systems, fulfill compliance requirements and/or to remedy any damages that result;
•
subjecting us to regulatory enforcement, including investigative costs and fines or penalties;
•
subjecting us to litigation claims for negligence, breach of contract or other agreements or other causes of action, potentially resulting in remedies such as damages, credits, penalties or termination of leases or other agreements; or
•
damaging our reputation among our tenants, investors and associates.

In addition, federal and state governments and agencies have enacted, and continue to develop, broad data protection legislation, regulations, and guidance that require companies to increasingly implement, monitor and enforce reasonable cybersecurity measures. These governmental entities and agencies are aggressively investigating and enforcing such legislation, regulations and guidance across industry sectors and companies. We may be required to expend significant capital and other resources to address an attack or incident and our insurance may not cover some or all of our losses resulting from an attack or incident. These losses may include payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services, in addition to any remedies or relief that may result from legal proceedings. The incurrence of these losses, costs or business interruptions may adversely affect our reputation as well as our financial condition, results of operations and cash flows.

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We have adopted generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Moreover, artificial intelligence or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. Our vendors may incorporate generative artificial intelligence tools into their services and deliverables without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or a privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Additionally, the incorporation of artificial intelligence by our clients, vendors, contractors and other third parties into their products or services, with or without our knowledge, could give rise to issues pertaining to data privacy, information security and intellectual property considerations.

Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. In addition, uncertainty in the legal regulatory regime relating to artificial intelligence may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time. Legal and regulatory obligations related to artificial intelligence may prevent or limit our ability to use artificial intelligence in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use artificial intelligence, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

We may be subject to liability under environmental laws, ordinances and regulations.

Under various federal, state, and local laws, ordinances and regulations, we may be considered an owner or operator of real property and may be responsible for paying for the disposal or treatment of hazardous or toxic substances released on or in our property, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property). This liability may be imposed whether or not we knew about, or were responsible for, the presence of hazardous or toxic substances. The Company has environmental insurance coverage on certain of its properties, however, this coverage may not be sufficient to cover any or all expenses associated with the aforementioned risks.

Natural disasters, severe weather conditions and the effects of climate change could have an adverse impact on our financial condition, results of operations and cash flows.

Our operations are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, tornados, earthquakes, snowstorms, floods and fires, and the frequency of these natural disasters and severe weather conditions may increase due to climate change. The occurrence of natural disasters, severe weather conditions and the effects of climate change, including extreme temperatures or changes to meteorological or hydrological patterns, can delay new development or redevelopment projects, decrease the attractiveness of locations, increase investment costs to repair or replace damaged properties (or make repair or replacement impossible), increase operation costs, including the cost of energy at our properties, increase costs for future property insurance, negatively impact the tenant demand for lease space and cause substantial damages or losses to our properties which could exceed any applicable insurance coverage. The incurrence of any of these losses, costs or business interruptions may adversely affect our financial condition, results of operations and cash flows.

We anticipate the potential effects of climate change will increasingly impact the decisions and analysis we make with respect to our properties, since climate change considerations can impact the relative desirability of locations and the cost of operating and insuring real estate properties. In addition, changes in government legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our development or redevelopment projects without a corresponding increase in revenues, which may adversely affect our financial condition, results of operations and cash flows. Transition impacts of climate change may subject us to increased regulations, reporting requirements (such as California’s climate disclosure rules), standards, or expectations regarding the environmental impacts of our or our tenants’ business. Failure to disclose accurate information in a timely manner may also adversely affect our reputation, business, or financial performance. For more information on potential climate-related risks, please refer to our disclosures titled “Corporate Responsibility Programs” above.

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

Financial disruption, geopolitical challenges, or economic downturn could materially and adversely affect the Company’s business.

Worldwide financial markets have experienced periods of extraordinary disruption and volatility, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position or liquidity could be materially and adversely affected. These market conditions may affect the Company's ability to access debt and equity capital markets. In addition, as a result of recent financial events, we may face increased regulation.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which may adversely affect us.

We may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk. These and similar hedging arrangements involve risks, including the risks that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may reduce the benefits to us if interest rates decline. Developing and implementing an interest rate risk strategy is complex, and there can be no assurance that our hedging activities will be completely effective at insulating us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial effect on our results of operations or financial condition. Further, should we choose to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under such agreement.

We are subject to risks and costs arising from disclosures, commitments, evaluations and other items related to sustainability or corporate responsibility.

Scrutiny from investors and other stakeholders on how companies address a variety of sustainability-related matters, such as climate and human capital management, has increased in recent years. We engage in certain initiatives, including disclosures, to address such matters and related stakeholder expectations; however, such initiatives can be costly and may not have the desired effect. For example, as part of our sustainability efforts, we have adopted certain corporate responsibility goals, including greenhouse gas emissions reduction targets and other initiatives. If we cannot meet these goals fully or on time, we may face reputational damage. Moreover, many corporate responsibility initiatives leverage methodologies and data that are complex, and in some cases subjective or prone to error or misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many corporate responsibility matters. For example, we note that standards regarding the monitoring and accounting of GHG emissions, as well as any GHG emissions reductions, continue to evolve. As with other companies, our approach to such corporate responsibility matters also evolves, and we cannot guarantee that our approach will align with any particular stakeholder’s expectations or preferences. Stakeholders (including policymakers) have varying, and at times conflicting, expectations. We may face reputational damage, including impacts to any related ratings, or additional costs in the event our sustainability procedures or standards do not meet the standards set by various constituencies, and any failure to successfully navigate competing stakeholder interests may also result in adverse impacts to our business. Both advocates and opponents to certain corporate responsibility matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to corporate responsibility matters. For example, while some policymakers (such as the State of California) have adopted or are considering adopting requirements for various disclosures or actions on climate or other sustainability matters, policymakers in other jurisdictions have adopted laws to constrain consideration of such matters in certain circumstances. Increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such corporate responsibility matters may also impact our suppliers or customers, which may adversely impact our business, financial condition, or results of operations.

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

•
requiring the Company to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, and other general corporate purposes and reduce cash for distributions;
•
limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures, or other debt service requirements or for other purposes;
•
increasing our costs of incurring additional debt;
•
subjecting us to floating interest rates;
•
limiting our ability to compete with other companies that are not as leveraged, as we may be less capable of responding to adverse economic and industry conditions;
•
restricting the Company from making strategic acquisitions, developing properties, or exploiting business opportunities;
•
restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;

•
exposing the Company to potential events of default (if not cured or waived) under covenants contained in our debt instruments that could have a material adverse effect on our business, financial condition, and operating results;
•
increasing our vulnerability to a downturn in general economic conditions; and
•
limiting our ability to react to changing market conditions in its industry.

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

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, operating cash flows, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, including preferred stock, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our Board of Directors deems relevant or are requirements under the Code or state or federal laws. Any negative change in our dividend policy could have a material adverse effect on the market price of our common stock.

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
•
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

We believe that Kimco OP is treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for federal income tax purposes. As an entity treated as a partnership for federal income tax purposes, Kimco OP is not subject to federal income tax on its income. Instead, each of its partners, including the Parent Company, is allocated, and may be required to pay tax with respect to, that partner’s share of Kimco OP’s income. No assurance can be provided, however, that the IRS will not challenge Kimco OP’s status as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating Kimco OP as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, the Parent Company would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Such REIT qualification failure could impair our ability to expand our business and raise capital, and would materially adversely affect the value of the Parent Company’s stock and the OP Units. Also, the failure of Kimco OP to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including the Parent Company.

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

Our cybersecurity risk management program leverages the National Institute of Standards and Technology (“NIST”) cybersecurity framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include, but are not limited to, the following:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•
a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training for our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
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

Cybersecurity Governance and Oversight

Our Board of Directors (“Board”) considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program. Our Audit Committee receives quarterly briefings from our Chief Information Security Officer regarding the emerging cybersecurity threat and risk landscape as well as our cybersecurity risk management program and related readiness, resiliency, and response efforts. In addition, management will update the Audit Committee, as necessary, regarding significant cybersecurity incidents. Our Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The Board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Security Officer, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

We have a Cyber Risk Committee (“Cyber Committee”) which reviews and reports on cybersecurity risks and related issues. The Cyber Committee is comprised of senior management from various business units within the Company and meets at least quarterly to review the status of the Company’s overall cybersecurity risk management program, as well as controls and procedures and to stay up to date regarding relevant legislative, regulatory, and technical developments. The Cyber Committee is responsible for assessing and managing our material risks from cybersecurity threats. The Cyber Committee has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants, and in this capacity, the Committee works closely with the Chief Information Security Officer.

The Cyber Committee is informed about and monitors the prevention, detection, mitigation, and remediation of key cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants.

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

Item 2. Properties

Real Estate Portfolio

As of December 31, 2024, the Company had interests in 568 shopping center properties aggregating 101.1 million square feet of GLA located in 30 states. In addition, the Company had 67 other property interests, primarily including net leased properties, preferred equity investments, and other investments, totaling 5.5 million square feet of GLA. Open-air shopping centers comprise the primary focus of the Company's current portfolio. As of December 31, 2024, the Company’s Combined Shopping Center Portfolio, was 96.3% leased.

The Company's open-air shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of 177,978 square feet as of December 31, 2024. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with redevelopment, major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2024, the Company expended $156.2 million in connection with property redevelopments and $168.3 million related to improvements.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners. The Company's open-air shopping centers are usually "anchored" by a grocery store, home improvement center, off-price retailer, discounter or service-oriented tenant. As one of the original participants in the growth of the shopping center industry and the nation's largest owner and operator of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include TJX Companies, Ross Stores, The Home Depot, Amazon/Whole Foods Market, Burlington Stores, Albertsons Companies, PetSmart, Ahold Delhaize, Kroger, and Dick's Sporting Goods.

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2024, no single open-air shopping center accounted for more than 1.2% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.3% of the Company’s total shopping center GLA. At December 31, 2024, the Company’s five largest tenants were TJX Companies, Ross Stores, The Home Depot, Amazon/Whole Foods Market, and Burlington Stores, which represented 3.7%, 1.8%, 1.8%, 1.7% and 1.7%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

The following table shows the number of properties, total proportionate share of GLA and total proportionate share of annualized base rental revenues (including % of total) for the Company’s top 10 major metropolitan markets by total proportionate share of annualized based rent as of December 31, 2024. Amounts for GLA and Annual Base Rent in thousands:

Market	Rank	Number of Properties	Total Proportionate Share of GLA	Total Proportionate Share of Annual Base Rent	% of Gross Annual Rent
Baltimore, Washington D.C.	1	47	8,286	$168,391	10.2%
New York	2	71	6,784	$166,965	10.1%
Los Angeles, Orange County, San Diego	3	48	7,535	$151,753	9.2%
Miami, Ft. Lauderdale	4	47	7,105	$144,284	8.8%
Houston	5	31	6,095	$125,915	7.6%
Orlando	6	18	3,851	$81,172	4.9%
San Francisco, Sacramento, San Jose	7	24	3,037	$80,111	4.9%
Phoenix	8	23	4,524	$66,661	4.0%
Philadelphia	9	21	3,040	$58,498	3.6%
Atlanta	10	19	3,296	$51,314	3.1%

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

Minimum base rental revenues, operating expense reimbursements, and percentage rents accounted for 98% of the Company's total revenues from rental properties for the year ended December 31, 2024. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth. Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2024, the Company’s consolidated operating portfolio, comprised of 459 shopping center properties aggregating 79.7 million square feet of GLA, was 96.4% leased. The consolidated operating portfolio consists entirely of properties located in the U.S., inclusive of Puerto Rico. For the period of January 1, 2024 to December 31, 2024, the Company increased the average base rent per leased square foot, which includes the impact of tenant concessions, in its consolidated portfolio of open-air shopping centers from $20.24 to $20.36, an increase of $0.12. This increase primarily consists of (i) a $0.42 increase relating to rent step-ups within the portfolio and new leases signed, net of leases vacated and (ii) a $0.10 increase relating to acquisitions, partially offset by (iii) a $0.40 decrease relating to the acquisition of RPT.

The Company has a total of 9,382 leases in the consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base

Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	130	477	$10,596	0.7%
2025	875	4,856	$99,236	6.7%
2026	1,312	11,203	$191,462	12.9%
2027	1,385	10,748	$202,735	13.6%
2028	1,381	11,324	$221,941	14.9%
2029	1,287	10,352	$199,588	13.4%
2030	793	6,721	$135,513	9.1%
2031	434	2,902	$63,952	4.3%
2032	431	3,274	$63,071	4.2%
2033	457	3,615	$70,462	4.7%
2034	442	3,444	$77,147	5.2%

(1)
Leases currently under a month-to-month lease or in process of renewal.

During 2024, the Company executed 1,556 leases totaling 10.3 million square feet in the Company’s consolidated operating portfolio comprised of 431 new leases and 1,125 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $111.5 million, or $44.93 per square foot. These costs include $88.5 million of tenant improvements and $23.0 million of external leasing commissions. The average rent per square foot for (i) new leases was $22.63 and (ii) renewals and options was $19.79. The Company will seek to obtain rents that are higher than amounts within its expiring leases, however, there are many variables and uncertainties which can significantly affect the leasing market at any time; as such, the Company cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Ground-Leased Properties

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

Holders: The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,732 as of January 31, 2025.

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

	Year Ended December 31,
	2024	2023
Dividend paid per share (1)	$0.97	$1.02
Ordinary income	68%	99%
Capital gains	32%	-
Return of capital	-	1%

(1) During 2023, the Company’s Board of Directors declared a $0.09 per common share special cash dividend to maintain distribution requirements as a REIT.

In addition to common stock offerings, the Company has capitalized on the growth in its business through the issuance of unsecured fixed rate medium-term notes, underwritten bonds, unsecured bank debt, mortgage debt and perpetual preferred stock. Borrowings under the Company's unsecured revolving credit facility have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company regarding dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnotes 13, 14 and 20 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The Company does not believe that the preferential rights available to the holders of its 5.125% Class L Cumulative Redeemable Preferred Stock "Class L Preferred Stock", 5.250% Class M Cumulative Redeemable Preferred Stock "Class M Preferred Stock", and Class N Preferred Stock, the financial covenants contained in its public bond indentures, as amended, or the credit agreement for its Credit Facility and bank term loans will have an adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT. See Footnote 20 of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Recent Sales of Unregistered Securities: None.

Issuer Purchases of Equity Securities:

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock, par value $1.00 per share through February 28, 2026.

On November 4, 2024, the Company commenced a tender offer to purchase for cash any and all of its outstanding Class N Preferred Stock depositary shares at a price of $62.00 per depositary share, plus any accrued and unpaid dividends ("Class N Tender Offer"). Pursuant to the terms and conditions of the Class N Tender Offer, which expired on December 12, 2024, the Company repurchased 409,772 Class N depositary shares outstanding on December 16, 2024, for an aggregate cost of $26.7 million, of which $3.3 million was recognized as Preferred stock redemption charges on the Company’s Consolidated Statements of Income.

During February 2018, the Company established a common share repurchase program, which is scheduled to expire on February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the year ended December 31, 2024. As of December 31, 2024, the Company had $224.9 million available under this common share repurchase program.

During the year ended December 31, 2024, the Company repurchased 792,317 shares of the Company’s common stock for an aggregate purchase price of $15.8 million (weighted average price of $20.00 per share) in connection with shares of common stock surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

The following table presents information regarding the shares of common stock repurchased by the Company during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2024 - October 31, 2024	24,141	$24.00	-	$224.9
November 1, 2024 - November 30, 2024	164	25.31	-	$224.9
December 1, 2024 - December 31, 2024	259	23.01	-	$224.9
Total	24,564	$24.00	-

Total Stockholder Return Performance: The following performance chart compares, over the five years ended December 31, 2024, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REITs Index (the “NAREIT Equity REITs”) prepared and published by the National Association of Real Estate Investment Trusts (“NAREIT”). The NAREIT Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property.

Stockholder return performance, presented annually for the five years ended December 31, 2024, is not necessarily indicative of future results. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
(December 2019 to December 2024)

Dollars ($)
250
200
150
100
50
0
12/19
12/20
12/21
12/22
12/23
12/24
Years
Kimco Realty Corporation
S&P 500 Index
FTSE NAREIT Equity REITs Index

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends, for the years ended December 31, 2019, 2020, 2021, 2022, 2023 and 2024.

Source: S&P Global Market Intelligence

Comparison of 5 year cumulative total return data points
	Dec-19	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24
Kimco Realty Corporation	$100	$76	$129	$115	$122	$140
S&P 500	$100	$118	$152	$125	$158	$197
NAREIT Equity REITs	$100	$92	$132	$100	$113	$123

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

Trade Accounts Receivable

The Company reviews its trade accounts receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. The Company evaluates the probability of the collection of the lessee’s total accounts receivable, including the corresponding straight-line rent receivable balance on a lease-by-lease basis. Determining the probability of collection of substantially all lease payments during a lease term requires significant judgment. The Company’s analysis of its accounts receivable included (i) customer credit worthiness, (ii) assessment of risk associated with the tenant, and (iii) current economic trends. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. The Company includes provision for doubtful accounts in Revenues from rental properties, net. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease and will only recognize lease income on a cash basis. In addition to the lease-specific collectability assessment, the analysis also recognizes a general reserve, as a reduction to Revenues from rental properties, for its portfolio of operating lease receivables, which are not expected to be fully collectible based on the Company’s historical and current collection experience and the potential for settlement of arrears. Although the Company estimates uncollectible receivables and provides for them through charges against Revenues from rental properties, actual results may differ from those estimates. For example, in the event that the Company’s collectability determinations are not accurate, and the Company is required to write off additional receivables equaling 1% of the outstanding accounts and notes receivable, net balance at December 31, 2024, the Company’s rental income and net income would decrease by $3.4 million for the year ended December 31, 2024. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, any outstanding lease receivables (including straight-line rent receivables) are reinstated with a corresponding increase to rental income.

Real Estate

Valuation of Real Estate, and Intangible Assets and Liabilities

The Company’s investments in real estate properties are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

Transaction costs related to acquisitions that qualify as asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be business combinations are expensed as incurred. Also, upon acquisition of real estate operating properties in either an asset acquisition or business combination, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases, and tenant relationships, where applicable), any assumed debt and/or redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Fair value contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of any tangible and intangible assets and liabilities acquired are determined by utilizing various valuation techniques and other information including, replacement cost, direct capitalization method, discounted cash flow method, sales comparison approach, similar fair value models, or executed purchase and sale agreements. Fair value estimates determined using the direct capitalization and discounted cash flow methods employ significant assumptions such as normalized net operating income, stabilized net operating income, income growth rates, market lease rates, discount rates, terminal capitalization rates, planned capital expenditures, estimates of future cash flows, and other market data. In allocating the purchase price to identified intangible assets and liabilities of acquired properties, the value of above-market and below-market leases is estimated based on the difference between the contractual amounts, including fixed rate below-market lease renewal options, and management’s estimate of the market lease rates and other lease provisions discounted over a period equal to the estimated remaining term of the lease using an appropriate discount rate. In determining the value of in-place leases, management considers current market conditions, market lease rates, costs to execute new or similar leases and carrying costs during the expected lease-up period from vacant to existing occupancy.

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

During 2024, the Company acquired properties, including those in connection with the RPT Merger, for a net real estate fair value of $2.1 billion of which, $19.7 million, or less than 1% of the net real estate fair value, was allocated to above-market leases and $83.5 million, or 4% of the net real estate fair value, was allocated to below-market leases. If the amounts allocated in 2024 to above-market and below-market leases were each reduced by 1% of the net real estate fair value, the net annual market lease amortization through rental income would decrease by $4.5 million (using the weighted average useful life of above-market and below-market leases at each respective acquired property).

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

See Footnotes 2, 4 and 6 of the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion.

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

Executive Overview

Kimco Realty Corporation is the leading owner and operator of high-quality open-air, grocery-anchored shopping centers and mixed-use properties in the United States. The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

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

Financial Highlights

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2024:

Financial and Portfolio Information:

•
Net income available to the Company’s common shareholders was $375.7 million, or $0.55 per diluted share, for the year ended December 31, 2024 as compared to $629.3 million, or $1.02 per diluted share, for the year ended December 31, 2023.
•
Funds From Operations ("FFO"), a supplemental non-GAAP financial measure of REIT performance, available to the Company’s common shareholders was $1.1 billion, or $1.65 per diluted share, for the year ended December 31, 2024, as compared to $970.0 million, or $1.57 per diluted share, for the corresponding period in 2023 (see additional disclosure on FFO beginning on page 43).
•
Same property net operating income (“Same property NOI”) was $1.53 billion and $1.47 billion for the years ended December 31, 2024 and December 31, 2023, respectively, an increase of 3.5% (see additional disclosure on Same property NOI beginning on page 44).
•
Executed 1,556 new leases, renewals and options totaling approximately 10.3 million square feet in the consolidated operating portfolio during the year ended December 31, 2024.
•
Consolidated operating portfolio occupancy at December 31, 2024 was 96.4% as compared to 96.1% at December 31, 2023.

Acquisitions, Dispositions and Other Activity (see Footnotes 2, 4, 5, and 9 of the Notes to Consolidated Financial Statements included in this Form 10-K):

•
Acquired 56 open-air shopping centers, including 43 wholly owned and 13 joint venture assets, in conjunction with the RPT Merger.
•
Acquired Waterford Lakes Town Center, located in Orlando, Florida, for a purchase price of $322.0 million,
•
Disposed of 11 operating properties and 10 parcels, in separate transactions, for an aggregate sales price of $255.1 million, which resulted in aggregate gains of $1.3 million, before noncontrolling interests and taxes.
•
Monetized the remaining 14.2 million shares of Albertsons Companies Inc. (“ACI”) common stock held by the Company, generating net proceeds of $299.1 million.

Capital Activity (for additional details see Liquidity and Capital Resources below):

•
Issued $500.0 million of 4.85% unsecured notes maturing March 2035.
•
Obtained a $550.0 million unsecured term loan credit facility, in separate transactions, maturing in January 2026 (with three one-year options to extend to January 2029).
•
Assumed $821.5 million of unsecured notes and term loans in conjunction with the RPT Merger, of which the Company repaid $511.5 million of unsecured notes in January 2024.
•
Assumed $164.6 million of mortgage debt through the acquisition of an operating property, and repaid $11.8 million of mortgage debt that encumbered three operating properties.

•
Issued 5.4 million shares of common stock under the Company's At The Market ("ATM") Program for net proceeds after commissions and related expenses of $135.8 million.
•
Issued 53.0 million shares of common stock and 1,849 shares of Class N Preferred Stock to effect the RPT Merger.
•
Repurchased 409,772 Class N depositary shares for an aggregate cost of $26.7 million.
•
Entered into 26 interest rate swap agreements with notional amounts aggregating $860.0 million.
•
As of December 31, 2024, had $2.7 billion in immediate liquidity, including $689.7 million of cash, cash equivalents and restricted cash.

As a result of the above debt activity, the Company’s consolidated debt maturity profile, including extension options as of December 31, 2024, is as follows:

•
As of December 31, 2024, the Company’s consolidated debt had a weighted average interest rate of 3.89% and a weighted average maturity profile of 8.0 years.

The Company faces external factors which may influence its future results from operations. There remains significant uncertainty in the current macro-economic environment, driven by inflationary pressure and elevated interest rates. These factors have impacted, and are expected to continue to impact, consumer discretionary spending and many of our tenants. The convenience and availability of e-commerce has continued to impact the retail sector, which could affect our ability to increase or maintain rental rates and our ability to renew expiring leases and/or lease available space. To better position itself, the Company’s strategy has been to attract local area customers to its properties by providing a diverse and robust tenant base across a variety of retailers, including grocery stores, off-price retailers, discounters and service-oriented tenants, which offer buy online and pick up in store, off-price merchandise and day-to-day necessities rather than high-priced luxury items.

The Company’s portfolio is focused on first ring suburbs around major metropolitan-area U.S. markets, predominantly on the east and west coasts and in the Sun Belt region, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry. The Company owns a predominantly grocery-anchored portfolio clustered in the nation’s top markets. The Company believes it can continue to increase its occupancy levels, rental rates and overall rental growth. In addition, the Company, on a selective basis, has developed or redeveloped projects, which include residential and mixed-use components.

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

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

The following table presents the comparative results from the Company’s Consolidated Statements of Income for the year ended December 31, 2024, as compared to the corresponding period in 2023 (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	Change
Revenues
Revenues from rental properties, net	$2,019,065	$1,767,057	$252,008
Management and other fee income	17,949	16,343	1,606
Operating expenses
Rent (1)	(16,837)	(15,997)	(840)
Real estate taxes	(261,700)	(231,578)	(30,122)
Operating and maintenance (2)	(359,116)	(309,143)	(49,973)
General and administrative (3)	(138,140)	(136,807)	(1,333)
Impairment charges	(4,476)	(14,043)	9,567
Merger charges	(25,246)	(4,766)	(20,480)
Depreciation and amortization	(603,685)	(507,265)	(96,420)
Gain on sale of properties	1,274	74,976	(73,702)
Other income/(expense)
Special dividend income	-	194,116	(194,116)
Other income, net	57,605	39,960	17,645
(Loss)/gain on marketable securities, net	(27,679)	21,262	(48,941)
Interest expense	(307,806)	(250,201)	(57,605)
Provision for income taxes, net	(25,417)	(60,952)	35,535
Equity in income of joint ventures, net	83,827	72,278	11,549
Equity in income of other investments, net	9,821	10,709	(888)
Net income attributable to noncontrolling interests	(8,654)	(11,676)	3,022
Preferred stock redemption charges	(3,304)	-	(3,304)
Preferred dividends, net	(31,763)	(25,021)	(6,742)
Net income available to the Company's common shareholders	$375,718	$629,252	$(253,534)
Net income available to the Company's common shareholders:
Diluted per share	$0.55	$1.02	$(0.47)

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

Net income available to the Company’s common shareholders was $375.7 million for the year ended December 31, 2024, as compared to $629.3 million for the comparable period in 2023. On a diluted per share basis, net income available to the Company’s common shareholders for the year ended December 31, 2024 was $0.55, as compared to $1.02 for the comparable period in 2023. For additional disclosure, see Footnote 29 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The following describes the changes of certain line items included on the Company’s Consolidated Statements of Income that the Company believes changed significantly and affected Net income available to the Company’s common shareholders during the year ended December 31, 2024, as compared to the corresponding period in 2023:

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $252.0 million is primarily from (i) a net increase in revenues of $178.6 million due to properties acquired through the RPT Merger, (ii) a net increase in revenues of $63.0 million, primarily due to an increase in leasing activity and net growth in the current portfolio, and (iii) an increase in revenues of $21.4 million due to properties acquired during 2024 and 2023, partially offset by (iv) a decrease in revenues of $6.1 million due to dispositions in 2024 and 2023 and (v) a decrease in net straight-line rental income of $4.9 million primarily due to tenants that are being accounted for on a cash basis.

Real estate taxes –

The increase in Real estate taxes of $30.1 million is primarily due to the RPT Merger and other properties acquired during 2024 and 2023, partially offset by dispositions during 2024 and 2023.

Operating and maintenance –

The increase in Operating and maintenance expense of $50.0 million is primarily due to (i) an increase of $34.3 million resulting from properties acquired related to the RPT Merger, (ii) an increase in repairs and maintenance expense of $9.9 million and (iii) an overall increase in operating costs of $4.4 million.

Impairment charges –

During the years ended December 31, 2024 and 2023, the Company recognized impairment charges of $4.5 million and $14.0 million, respectively, primarily related to adjustments to property carrying values for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third-party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy. For additional disclosure, see Footnotes 6 and 18 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Merger charges –

During the years ended December 31, 2024 and 2023, the Company incurred costs of $25.2 million and $4.8 million, respectively, associated with the RPT Merger, primarily comprised of severance and professional and legal fees (see Footnote 2 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Depreciation and amortization –

The increase in Depreciation and amortization of $96.4 million is primarily due to (i) an increase of $107.3 million resulting from properties acquired during 2024 and 2023, primarily related to the RPT Merger, and (ii) an increase of $38.7 million due to depreciation commencing on certain redevelopment and tenant improvement projects that were placed into service during 2024 and 2023, partially offset by (iii) a decrease of $45.1 million due to fully depreciated assets and (iv) a net decrease of $4.5 million primarily from write-offs due to demolition, vacated tenants, and dispositions during 2024 and 2023.

Gain on sale of properties –

During 2024, the Company disposed of 11 operating properties and 10 parcels, in separate transactions, for an aggregate sales price of $255.1 million, which resulted in aggregate gains of $1.3 million. During 2023, the Company disposed of six operating properties and 13 parcels, in separate transactions, for an aggregate sales price of $214.2 million, which resulted in aggregate gains of $75.0 million.

Special dividend income –

During 2023, the Company received a $194.1 million special dividend payment on its shares of ACI common stock.

Other income, net –

The increase in Other income, net of $17.6 million is primarily due to (i) a net increase in mortgage and other financing income of $17.6 million, primarily due to the issuance of new loan financing during 2024 and 2023, (ii) an increase in interest income of $6.4 million due to higher levels of cash on hand, (iii) a decrease in environmental remediation expense of $4.4 million, (iv) an increase in income of $3.8 million from settlement of contracts, and (v) an increase of $1.2 million from insurance proceeds, partially offset by (vi) a decrease of $8.7 million relating to net settlement gains recognized upon liquidation of the Company’s defined benefit plan during 2023 and (vii) a decrease in dividend income of $6.9 million, primarily due to the sale of the remaining shares of ACI common stock held by the Company.

(Loss)/gain on marketable securities, net –

The change in (loss)/gain on marketable securities, net of $48.9 million is primarily the result of mark-to-market fluctuations and the sale of the remaining shares of ACI common stock held by the Company during 2024 and 2023.

Interest expense –

The increase in Interest expense of $57.6 million is primarily due to (i) the issuance of unsecured notes during 2024 and 2023 and (ii) increased levels of borrowings and assumptions of unsecured notes and term loans in connection with the RPT Merger, partially offset by (iii) the paydown of unsecured notes during 2024 and 2023.

Provision for income taxes, net –

The decrease in Provision for income taxes, net of $35.5 million is primarily due to lower gains from the sale of ACI common stock during 2024 as compared to 2023. The Company utilized available deductions to offset a portion of the gain from the sale of ACI common stock in 2024.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $11.5 million is primarily due to (i) higher equity in income in 2024 as compared to 2023 of $21.7 million, primarily due to newly acquired joint ventures in connection with the RPT Merger, and (ii) lower impairments in 2024 as compared to 2023 of $1.0 million, partially offset by (iii) higher gains of $7.5 million recognized on sale of properties within various joint venture investments during 2023 as compared to 2024 and (iv) an increase in interest expense of $3.7 million.

Preferred stock redemption charges –

During 2024, the Company incurred preferred stock redemption charges of $3.3 million in connection with the Class N Tender Offer.

Preferred dividends, net –

The increase in Preferred dividends, net of $6.7 million is primarily due to the issuance of the Class N Preferred Stock in connection with the RPT Merger.

Comparison of the years ended December 31, 2023 and 2022

Information pertaining to fiscal year 2022 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 26, 2024.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, and immediate access to the Credit Facility with bank commitments of $2.0 billion, which can be increased to $2.75 billion through an accordion feature.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash, cash equivalents and restricted cash, beginning of year	$783,757	$149,829
Net cash flow provided by operating activities	1,005,621	1,071,607
Net cash flow used for investing activities	(318,541)	(136,983)
Net cash flow used for financing activities	(781,106)	(300,696)
Net change in cash, cash equivalents and restricted cash	(94,026)	633,928
Cash, cash equivalents and restricted cash, end of year	$689,731	$783,757

Operating Activities

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility and the issuance of equity, public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, elevated interest rates, and other risks detailed in Part I, Item 1A. Risk Factors.

Net cash flow provided by operating activities for the year ended December 31, 2024 was $1.0 billion, as compared to $1.1 billion for the comparable period in 2023. The decrease of $0.1 billion is primarily attributable to:

•
special dividend payment received from ACI of $194.1 million during 2023;
•
merger costs incurred in connection with the RPT Merger during 2024 and 2023;
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

Investing Activities

Net cash flow used for investing activities was $318.5 million for 2024, as compared to $137.0 million for 2023.

Investing activities during 2024 consisted primarily of:

Cash inflows:

•
$301.5 million in proceeds from the sale of marketable securities, primarily due to the sale of 14.2 million shares of ACI common stock;
•
$108.4 million for collection of mortgage and other financing receivables;
•
$71.3 million in proceeds from the sale of 11 operating properties and 10 land parcels;
•
$29.9 million in reimbursements of investments in and advances to real estate joint ventures and other investments, primarily due to the sale of properties within the investments;
•
$7.6 million in proceeds from insurance casualty claims; and
•
$5.4 million for principal payments from securities held to maturity.

Cash outflows:

•
$324.5 million for improvements to operating real estate, primarily related to re-tenanting, tenant improvements and the Company’s active redevelopment pipeline;
•
$202.5 million for investment in mortgage and other financing receivables, primarily related to new mortgage and other financing receivables;
•
$152.9 million primarily for the acquisition of an operating property;
•
$149.1 million for the acquisition of RPT; and
•
$12.1 million for investments in and advances to real estate joint ventures and other investments, primarily related to redevelopment projects within these portfolios.

Investing activities during 2023 consisted primarily of:

Cash inflows:

•
$292.6 million in proceeds from the sale of marketable securities, primarily due to the sale of 14.1 million shares of ACI common stock;
•
$160.1 million in proceeds from the sale of six consolidated properties and 13 parcels;
•
$14.0 million in reimbursements of investments in and advances to real estate joint ventures and other investments primarily due to the sale of properties within the investments; and
•
$4.6 million for principal payments from securities held to maturity.

Cash outflows:

•
$277.3 million for the acquisition/consolidation of four consolidated operating properties and five parcels;
•
$264.4 million for improvements to operating real estate primarily related to the Company’s active redevelopment pipeline;
•
$42.9 million for investments in and advances to real estate joint ventures, primarily related to partner buyouts and a redevelopment project within the Company’s joint venture portfolio, and investments in other investments, primarily related to funding commitments for certain investments;
•
$18.5 million for investment in mortgage and other financing receivables; and
•
$3.6 million for investment in marketable securities.

Acquisitions of Operating Real Estate and Other Related Net Assets

During the years ended December 31, 2024 and 2023, the Company expended $152.9 million and $277.3 million, respectively, towards the acquisition/consolidation of operating real estate properties. The Company anticipates spending approximately $225.0 million to $275.0 million towards the acquisition of, or the purchase of additional interests in, operating properties during 2025, excluding amounts expended to purchase properties under finance leasing arrangements. The Company intends to fund these potential acquisitions with net cash flow provided by operating activities, cash on hand, proceeds from property dispositions, and/or availability under its Credit Facility.

Improvements to Operating Real Estate

During the years ended December 31, 2024 and 2023, the Company expended $324.5 million and $264.4 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Redevelopment and renovations	$156,240	$151,067
Tenant improvements and tenant allowances	168,225	113,328
Total improvements	$324,465	$264,395

The Company has an ongoing program to redevelop and re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio, which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for 2025 will be approximately $225.0 million to $275.0 million. The funding of these capital requirements will be provided by net cash flow provided by operating activities, cash on hand, proceeds from property dispositions, and/or availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $781.1 million for 2024, as compared to $300.7 million for 2023.

Financing activities during 2024 primarily consisted of the following:

Cash inflows:

•
$860.0 million in proceeds from issuance of unsecured term loans;
•
$500.0 million in proceeds from issuance of unsecured notes;
•
$135.8 million in proceeds from the issuance of common stock from the Company's at-the-market continuous offering program (the “ATM Program”) net of commissions and related expenses; and
•
$3.1 million from changes in tenants’ security deposits.

Cash outflows:

•
$1.2 billion for repayment of unsecured notes;
•
$685.9 million of dividends paid;
•
$310.0 million in repayments of unsecured term loans;
•
$52.9 million in redemption/distribution of noncontrolling interests;
•
$26.7 million for repurchase of preferred stock primarily due to the Class N Tender Offer;
•
$22.1 million in principal payment on debt (related to the repayment of debt on three encumbered properties), including normal amortization of rental property debt;
•
$15.8 million in shares repurchased for employee tax withholding on equity awards; and
•
$8.9 million in financing origination costs related to new unsecured term loans and unsecured notes.

Financing activities during 2023 primarily consisted of the following:

Cash inflows:

•
$500.0 million in proceeds from issuance of 6.4% senior unsecured notes due in 2034;
•
$3.7 million in proceeds from the issuance of common stock from stock option exercises; and
•
$2.5 million from changes in tenants’ security deposits.

Cash outflows:

•
$657.5 million of dividends paid;
•
$60.8 million in principal payment on debt, including normal amortization of rental property debt;
•
$58.4 million in redemption/distribution of noncontrolling interests;
•
$16.3 million in shares repurchased for employee tax withholding on equity awards;
•
$12.5 million in financing origination costs, in connection with the issuance of senior unsecured notes; and
•
$1.5 million for repurchase of preferred stock.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of December 31, 2024, the Company had consolidated floating rate debt totaling $16.8 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

Debt maturities for 2025 consist of $792.0 million of consolidated debt and $29.7 million of unconsolidated joint venture debt, assuming the utilization of extension options where available. In February 2025, the Company repaid $500.0 million of 3.30% senior unsecured notes upon maturity. The 2025 remaining consolidated debt maturities are anticipated to be repaid with net cash flow provided by operating activities, cash on hand, and/or debt refinancing, as deemed appropriate. The 2025 debt maturities on properties in the Company’s unconsolidated joint ventures are anticipated to be repaid through net cash flow provided by operating activities, debt refinancing, proceeds from sales, and/or partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its unsecured debt ratings. The Company may, from time to time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings, and/or mortgage/construction loan financings and other capital alternatives.

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

During January 2023, the Company filed a registration statement on Form S-8 for its 2020 Equity Participation Plan (the “2020 Plan”), which was previously approved by the Company’s stockholders and is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, deferred stock awards and long-term incentive plan units. At December 31, 2024, the Company had 2.9 million shares of common stock available for issuance under the 2020 Plan. (see Footnote 24 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Preferred Stock –

Under the terms of the Merger Agreement, each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT was converted into the right to receive one depositary share representing one one-thousandth of a share of Class N Preferred Stock of the Company, having the rights, preferences and privileges substantially as set forth in the Merger Agreement, in each case, without interest, and subject to any withholding required under applicable law, upon the terms and subject to the conditions set forth in the Merger Agreement.

The Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock and 185,000 depositary shares of Class N Preferred Stock, representing an aggregate of up to 2,123 shares of the Company's preferred stock, par value $1.00 per share, through February 28, 2026. During the year ended December 31, 2024, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class N	80	$5

On November 4, 2024, the Company commenced the Class N Tender Offer to purchase for cash any and all of its outstanding Class N Preferred Stock depositary shares at a price of $62.00 per depositary share, plus any accrued and unpaid dividends. Pursuant to the terms and conditions of the Class N Tender Offer, which expired on December 12, 2024, the Company repurchased 409,772 Class N depositary shares outstanding on December 16, 2024, for an aggregate cost of $26.7 million, of which $3.3 million was recognized as Preferred stock redemption charges on the Company’s Consolidated Statements of Income.

Common Stock –

During September 2023, the Company established an ATM Program pursuant to which the Company may offer and sell, from time-to-time, shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time, in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. The Company issued 5.4 million shares and received net proceeds after commissions and related expenses of $135.8 million under the ATM Program during the year ended December 31, 2024. As of December 31, 2024, the Company had $362.5 million available under this ATM Program.

During February 2018, the Company established a common share repurchase program, which is scheduled to expire on February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during 2024 and 2023. As of December 31, 2024, the Company had $224.9 million available under this common share repurchase program.

In connection with the RPT Merger, each RPT common share issued and outstanding immediately prior to the effective time of the RPT Merger was converted into 0.6049 shares of newly issued shares of Kimco common stock, resulting in approximately 53.0 million common shares issued to effect the RPT Merger.

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of December 31, 2024
Consolidated Indebtedness to Total Assets	<60%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.4x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.4x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; the Seventh Supplemental Indenture dated as of April 24, 2014; and the Eighth Supplemental Indenture dated as of January 3, 2023, each as filed with the SEC. In connection with the merger with WRI, the Company assumed senior unsecured notes which have covenants that are similar to the Company’s existing debt covenants for its senior unsecured notes. Please refer to the form Indenture included in WRI’s Registration Statement on Form S-3, filed with the SEC on February 10, 1995, the First Supplemental Indenture, dated as of August 2, 2006 filed with WRI’s Current Report on Form 8-K dated August 2, 2006, and the Second Supplemental Indenture, dated as of October 9, 2012 filed with WRI’s Current Report on Form 8-K dated October 9, 2012, each as filed with the SEC. See the Index to Exhibits included in this Form 10-K for specific filing information.

In connection with the Reorganization, Kimco OP became the issuer of the senior notes and the Parent Company has provided a full and unconditional guarantee of Kimco OP’s obligations under each series of senior notes previously issued and outstanding.

During September 2024, the Company issued $500.0 million in senior unsecured notes, which are scheduled to mature in March 2035 and accrue interest at a rate of 4.85% per annum. These senior unsecured notes are guaranteed by the Company. The Company utilized the net proceeds from this offering for general corporate purposes.

During 2024, the Company fully repaid the following notes payables (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Unsecured note	Jan-24	$246.2	4.45%	Jan-24
Unsecured notes (1)	Jan-24	$511.5	3.64%-4.74%	Jun-25-Nov-31
Unsecured note	Mar-24	$400.0	2.70%	Mar-24

(1)
In connection with the RPT Merger, the Company assumed $511.5 million of senior unsecured notes with maturities ranging from 2026 to 2031, which bore interest at rates ranging from 3.64% to 4.74%. The Merger triggered a change in control, and as such, in January 2024, the Company repaid these notes, any accrued interest, and make-whole requirements of $0.3 million resulting from the early repayment of these notes, which are included in Merger charges on the Company’s Consolidated Statements of Income.

Credit Facility –

On September 9, 2024, Fitch Ratings assigned the Company a rating of A- for its senior unsecured debt, assigned a BBB credit rating for its preferred stock, and assigned its ‘Stable’ rating outlook. As a result, the Company achieved certain interest rate reductions and facility fee reduction for its Credit Facility and certain unsecured term loans.

The Company has a $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility is guaranteed by the Parent Company. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus an applicable spread determined by the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets and the Company’s credit rating outlook, as defined in the agreement. As of December 31, 2024, the interest rate on the Credit Facility is Adjusted Term SOFR plus 68.5 basis points (5.21% as of December 31, 2024) after reductions for sustainability metrics achieved and an upgraded credit rating profile. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of December 31, 2024, the Credit Facility had no outstanding balance and no appropriations for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of December 31, 2024
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	36%
Total Priority Indebtedness to GAV	<35%	2%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.5x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	4.0x

For a full description of the Credit Facility’s covenants, refer to the Amended and Restated Credit Agreement dated as of February 23, 2023, as filed with the SEC. See the Index to Exhibits included in this Form 10-K for specific filing information.

Term Loans –

The Company entered into a Seventh Amended and Restated Credit Agreement, through which the term loans assumed in connection with the RPT Merger were terminated (fully repaid) and new term loans were issued to replace the assumed loans. The new term loans retained the amounts and maturities of the assumed term loans, however, the rates (Adjusted Term SOFR plus 90.5 basis points which fluctuates based on credit rating profile and achieving sustainability metric targets, as described in the agreement) and covenants were revised to match those within the Company's Credit Facility. The following unsecured term loans were assumed, terminated and issued (dollars in millions):

Type	Date Paid	Amount	Interest Rate (1)	Maturity Date
Unsecured term loan	Jan-24	$50.0	4.15%	Nov-26
Unsecured term loan	Jan-24	$100.0	4.11%	Feb-27
Unsecured term loan	Jan-24	$50.0	3.43%	Aug-27
Unsecured term loan	Jan-24	$110.0	3.71%	Feb-28

(1)
As of December 31, 2024, the interest rate on these term loans is Adjusted Term SOFR plus 81.0 basis points after reductions for sustainability metrics achieved and an upgraded credit rating profile. The Company entered into 20 swap rate agreements with various lenders swapping the interest rates to all-in fixed rates (ranging from 4.5793% to 4.7801% as of December 31, 2024).

On January 2, 2024, Kimco OP entered into a new $200.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) pursuant to a credit agreement, among Kimco OP, TD Bank, N.A., as administrative agent, and the other parties thereto maturing in

January 2026 (with three one-year options to extend to January 2029). The Term Loan Credit Facility accrues interest at a spread (currently 80.0 basis points after reductions for an upgraded credit rating profile) to the Adjusted Term SOFR Rate (as defined in the credit agreement), that fluctuates in accordance with changes in Kimco’s senior debt ratings. In addition, during 2024, the Company amended the Term Loan Credit Facility, in separate transactions, to increase the aggregate principal amount from $200.0 million to $550.0 million. The additional $350.0 million is subject to the same terms as the existing Term Loan Credit Facility. As of December 31, 2024, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the $550.0 million Term Loan Credit Facility to an all-in fixed rate of 4.6122%.

Mortgages Payable –

During 2024, the Company (i) assumed $164.6 million of non-recourse mortgage debt through the acquisition of an operating property and (ii) repaid $11.8 million of mortgage debt that encumbered three operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of December 31, 2024, the Company had over 525 unencumbered property interests in its portfolio.

Albertsons Companies, Inc. –

In February 2024, the Company sold its remaining 14.2 million shares of ACI common stock, generating net proceeds of $299.1 million. For tax purposes, the Company recognized a long-term capital gain of $288.7 million for the year ended December 31, 2024. The Company retained the proceeds from the ACI stock sales and applied available deductions to offset a portion of the gain from the sale and as a result, recorded $26.1 million of federal and state income tax expense.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as it monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio which reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid were $685.9 million, $657.5 million and $544.7 million in 2024, 2023 and 2022, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On October 29, 2024, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of preferred shares (Classes L, M and N) which were paid on January 15, 2025, to shareholders of record on January 2, 2025. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share, representing a 4.2% increase from the prior quarterly dividend of $0.24, which was paid on December 19, 2024, to shareholders of record on December 5, 2024.

On February 6, 2025, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L, M and N), which are scheduled to be paid on April 15, 2025, to shareholders of record on April 1, 2025. Additionally, on February 6, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share payable on March 21, 2025 to shareholders of record on March 7, 2025.

Natural Disaster Impact –

The Company incurred no significant damage to its properties in September and October 2024 as a result of hurricanes Helene and Milton, which primarily affected Florida, North Carolina, South Carolina and Georgia. In addition, the Company did not incur any significant damage to its properties in January 2025 as a result of the California wildfires, which have primarily impacted Los Angeles and the surrounding areas.

Contractual Obligations and Other Commitments

Contractual Obligations

The Company has debt obligations relating to its Credit Facility (no outstanding balance as of December 31, 2024), unsecured senior notes, unsecured term loans and mortgages with maturities ranging from less than two months to 25 years. As of December 31, 2024, the Company’s consolidated total debt had a weighted average term to maturity of 8.0 years. In addition, the Company has non-cancelable leases pertaining to its shopping center portfolio. As of December 31, 2024, the Company had 40 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land or a portion of the underlying land to the Company to construct and/or operate a shopping center. Amounts due in 2025 in connection with these leases aggregate $12.1 million. The following table summarizes the Company’s consolidated debt maturities (excluding extension options, unamortized debt issuance costs of $66.1 million and fair market value of debt adjustments aggregating $12.3 million) and obligations under non-cancelable operating leases as of December 31, 2024:

	Payments due by period (in millions)
	2025	2026	2027	2028	2029	Thereafter	Total
Long-Term Debt:
Principal (1)	$816.9	$1,384.0	$626.5	$637.3	$238.6	$4,811.8	$8,515.1
Interest (2)	$308.7	$269.5	$232.3	$210.6	$199.2	$1,525.5	$2,745.8

Non-cancelable Leases:
Operating leases (3)	$12.1	$11.5	$11.2	$11.2	$10.4	$255.6	$312.0
Financing leases (4)	$24.2	$-	$-	$-	$-	$-	$24.2

(1)
Maturities utilized do not reflect extension options, which range from two to five years. For 2025, the Company has scheduled principal payments of $740.5 million for consolidated unsecured debt and $76.4 million for consolidated secured debt. In February 2025, the Company repaid $500.0 million of 3.30% senior unsecured notes upon maturity. The Company anticipates satisfying these remaining 2025 debt obligations with net cash flow provided by operating activities, cash on hand, debt financing, and/or availability under its Credit Facility.
(2)
For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2024.
(3)
For leases which have inflationary increases, future ground and office rent expense was calculated using the rent based upon initial lease payment.
(4)
During 2024, the Company exercised its call option to purchase two properties under finance ground lease agreements for an aggregate purchase price of $24.2 million, which was completed in January 2025.

Commitments

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2024, these letters of credit aggregated $39.8 million.

The Company has other investments with funding commitments of $29.0 million, of which $20.0 million has been funded as of December 31, 2024.

The Parent Company guarantees the unsecured debt instruments of Kimco OP. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments. See Footnote 13 of the Notes to Consolidated Financial Statements for these unsecured debt instruments.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2024, the Company had $16.2 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on Series A bonds issued by the Sheridan Redevelopment Agency, which are tax increment revenue bonds issued in connection with a property owned by the Company in Sheridan, Colorado. These tax increment revenue bonds have a balance of $36.2 million outstanding at December 31, 2024. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

In connection with the RPT Merger, the Company provides a guaranty for the payment of any debt service shortfalls on the City of Jacksonville Series 2005A bonds, which are tax increment revenue bonds issued in connection with a redevelopment project in Jacksonville, FL. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $3.4 million as of December 31, 2024. There have been no payments made by the Company under this guaranty agreement to date and the Company does not expect to make any payments over the life of the agreement.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures. These joint ventures primarily operate shopping centers or mixed-use properties. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, has obtained unsecured financing for certain joint ventures. As of December 31, 2024, the Company did not guarantee any joint venture unsecured debt. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2024, aggregated $1.5 billion. As of December 31, 2024, these loans had scheduled maturities ranging from five months to 7.2 years and bore interest at rates ranging from 2.81% to SOFR plus 225 basis points (6.65% as of December 31, 2024). Approximately $29.7 million of the aggregate outstanding loan balance matures in 2025. For these maturing loans, the Company will utilize extension options where available or repay them with operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales of properties, and partner capital contributions, as deemed appropriate (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program, which is included in Other investments on the Company’s Consolidated Balance Sheets. In addition, the Company has invested capital in structured investments, which are primarily accounted for on the equity method of accounting. As of December 31, 2024, the Company’s other investments were $107.3 million, of which the Company’s net investment under the Preferred Equity program was $70.1 million. As of December 31, 2024, these preferred equity investment properties had non-recourse mortgage loans aggregating $93.3 million. These loans have scheduled maturities ranging from six months to 4.5 years and bear interest at rates ranging from 6.80% to 8.34%. For these maturing loans, the Company will utilize extension options where available or repay them with operating cash flows, debt refinancing, and/or partner capital contributions, as deemed appropriate. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

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

Funds From Operations ("FFO")

FFO is a supplemental non-GAAP financial measure utilized to evaluate the operating performance of real estate companies. NAREIT defines FFO as net income available to the Company’s common shareholders computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis. The Company also made an election, in accordance with the NAREIT Funds From Operations White Paper-2018 Restatement, to exclude from its calculation of FFO (i) gains and losses on the sale of assets and impairments of assets incidental to its main business and (ii) mark-to-market changes in the value of its equity securities. As such, the Company does not include gains/impairments on land parcels, mark-to-market gains/losses from marketable securities, allowance for credit losses on mortgage receivables, gains/impairments on other investments or other amounts considered incidental to its main business in NAREIT defined FFO, including any applicable tax effect and noncontrolling interest.

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

	Three Months Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Net income available to the Company’s common shareholders	$154,835	$133,360	$375,718	$629,252
Gain on sale of properties	(330)	(22,600)	(1,274)	(74,976)
Gain on sale of joint venture properties	-	-	(1,501)	(9,020)
Depreciation and amortization - real estate related	154,905	123,053	598,741	502,347
Depreciation and amortization - real estate joint ventures	22,074	16,082	86,235	64,472
Impairment charges (including real estate joint ventures)	1,207	1,020	9,985	15,060
Profit participation from other investments, net	240	366	(5,059)	(1,916)
Special dividend income	-	-	-	(194,116)
Loss/(gain) on marketable securities/derivative, net	1,627	(11,354)	27,549	(21,996)
(Benefit)/provision for income taxes (1)	(46,874)	(112)	24,832	61,351
Noncontrolling interests (1)	(783)	(372)	(3,150)	(440)
FFO available to the Company’s common shareholders (3) (4)	$286,901	$239,443	$1,112,076	$970,018
Weighted average shares outstanding for FFO calculations:
Basic	673,676	617,122	671,561	616,947
Units	3,199	2,389	3,206	2,380
Convertible preferred shares	4,100	-	4,223	-
Dilutive effect of equity awards	751	845	523	1,132
Diluted (2)	681,726	620,356	679,513	620,459
FFO per common share – basic	$0.43	$0.39	$1.66	$1.57
FFO per common share – diluted (2) (3) (4)	$0.42	$0.39	$1.65	$1.57

(1)
Related to gains, impairment, depreciation on properties, gains/(losses) on sales of marketable securities and derivatives, where applicable.
(2)
Reflects the potential impact if convertible preferred shares and certain units were converted to common stock at the beginning of the period. FFO available to the Company’s common shareholders would be increased by $2,400 and $763 for the three months ended December 31, 2024 and 2023, respectively. FFO available to the company's common shareholders would be increased by $9,801 and $2,395 for the years ended December 31, 2024 and 2023, respectively. The effect of other certain convertible securities would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.
(3)
Includes (i) $3.3 million of charges associated with the tender of the Company's Class N Preferred Stock for the three months ended December 31, 2024 and (ii) Merger charges of $1.0 million for the three months ended December 31, 2023.
(4)
Includes (i) Merger charges of $25.2 million and $4.8 million for the years ended December 31, 2024 and 2023, respectively, (ii) $3.3 million of charges associated with the tender of the Company's Class N Preferred Stock for the year ended December 31, 2024, and (iii) income related to the liquidation of the pension plan of $5.0 million, net for the year ended December 31, 2023.

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

For the three months and years ended December 31, 2024 and 2023, the Company included Same property NOI from the RPT properties acquired through the RPT Merger, as the Company owned these properties for the full three months and the majority of the year ended December 31, 2024. The amount of the adjustment relating to RPT same property NOI for the three months and years ended December 31, 2024 and 2023, included in the table below, represents the Same property NOI from RPT properties prior to the RPT Merger, which is not included in the Company's Net income available to the Company’s common shareholders.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Net income available to the Company’s common shareholders	$154,835	$133,360	$375,718	$629,252
Adjustments:
Management and other fee income	(4,333)	(3,708)	(17,949)	(16,343)
General and administrative	34,902	35,627	138,140	136,807
Impairment charges	199	-	4,476	14,043
Merger charges	-	1,016	25,246	4,766
Depreciation and amortization	156,130	124,282	603,685	507,265
Gain on sale of properties	(330)	(22,600)	(1,274)	(74,976)
Special dividend income	-	-	-	(194,116)
Interest expense and other income, net	66,032	46,917	250,201	210,241
Loss/(gain) on marketable securities, net	66	(3,620)	27,679	(21,262)
(Benefit)/provision for income taxes, net	(46,938)	(175)	25,417	60,952
Equity in income of other investments, net	(353)	(1,968)	(9,821)	(10,709)
Net income attributable to noncontrolling interests	1,961	2,468	8,654	11,676
Preferred stock redemption charges	3,304	-	3,304	-
Preferred dividends, net	7,899	6,285	31,763	25,021
RPT same property NOI (1)	-	40,062	606	160,978
Non same property net operating income	(13,781)	(9,727)	(54,627)	(55,508)
Non-operational expense from joint ventures, net	30,066	24,713	115,695	86,625
Same property NOI	$389,659	$372,932	$1,526,913	$1,474,712

(1)
Amounts for the respective periods, represent the Same property NOI from RPT properties, not included in the Company's Net income available to the Company's common shareholders.

Same property NOI increased by $16.7 million, or 4.5%, for the three months ended December 31, 2024, as compared to the corresponding period in 2023. This increase is primarily the result of (i) an increase of $14.3 million, primarily related to an increase in rental revenue driven by strong leasing activity, (ii) an increase in other rental income of $1.7 million and (iii) a decrease in credit losses of $0.7 million.

Same property NOI increased by $52.2 million, or 3.5%, for the year ended December 31, 2024, as compared to the corresponding period in 2023. This increase is primarily the result of (i) an increase of $48.2 million primarily related to an increase in rental revenue driven by strong leasing activity, (ii) a decrease in non-recoverable expenses $5.0 million and (iii) an increase in other rental income of $2.1 million, partially offset by (iv) a decrease in percentage rents of $2.5 million.

New Accounting Pronouncements

See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. As of December 31, 2024, the Company has 26 interest rate swaps with notional amounts aggregating to $860.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. The hedged debt is reflected as fixed rate unsecured debt in the table below. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

The following table presents the carrying value of the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of December 31, 2024, with corresponding weighted-average interest rates sorted by maturity date. In addition, the following table presents the fair value of the Company’s debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs. The table does not include extension options where available (amounts in millions).

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$49.2	$-	$33.2	$132.4	$253.7	$11.1	$479.6	$452.9
Average Interest Rate	3.50%	-	4.01%	4.49%	4.51%	3.33%	4.34%
Variable Rate	$16.8	$-	$-	$-	$-	$-	$16.8	$16.8
Average Interest Rate	5.85%	-	-	-	-	-	5.85%
Unsecured Debt
Fixed Rate	$742.8	$1,376.9	$585.2	$517.7	$-	$4,742.1	$7,964.7	$7,400.1
Average Interest Rate	3.48%	3.74%	4.21%	2.55%	-	4.13%	3.86%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.2 million for the year ended December 31, 2024, if short-term interest rates were 1.0% higher.

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

None.

Item 9A. Controls and Procedures

Kimco Realty Corporation

Evaluation of Disclosure Controls and Procedures

The Parent Company’s management, with the participation of the Parent Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Parent Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Parent Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Parent Company’s disclosure controls and procedures are effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Parent Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Parent Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Parent Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Parent Company’s management, including Parent Company’s Chief Executive Officer and Chief Financial Officer, Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control -

Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control - Integrated Framework (2013), Parent Company’s management concluded that Parent Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of Parent Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Kimco Realty OP, LLC

Evaluation of Disclosure Controls and Procedures

Kimco OP’s management, with the participation of Kimco OP’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Kimco OP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Kimco OP’s Chief Executive Officer and Chief Financial Officer have concluded that Kimco OP’s disclosure controls and procedures are effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Kimco OP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, Kimco OP’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Kimco OP’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Kimco OP’s management, including Kimco OP’s Chief Executive Officer and Chief Financial Officer, Kimco OP conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control - Integrated Framework (2013), Kimco OP’s management concluded that Kimco OP’s internal control over financial reporting was effective as of December 31, 2024.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Governance at Kimco,” “Executive Officers,” “Other Matters” and if required, “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on April 29, 2025 (“Proxy Statement”).

We have a Code of Conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available at the Investors/Governance/Governance Documents section of our website at www.kimcorealty.com. A copy of the Code of Conduct is available in print, free of charge, to stockholders upon request to us at the address set forth in Item 1 of this Form 10-K under the section “Business - Overview.” We intend to satisfy the disclosure requirements under the Exchange Act, as amended, regarding an amendment to or waiver from a provision of our Code of Conduct by posting such information on our website.

We have an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this report.

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to “Proposal 3: Ratification of Independent Accountants” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements – The following consolidated financial information is included as a separate section of this Form 10-K.		Form 10-K Report Page
	Report of Independent Registered Public Accounting Firm – Kimco Realty Corporation and Subsidiaries		59
	Report of Independent Registered Public Accounting Firm – Kimco Realty OP, LLC and Subsidiaries		61
	Consolidated Financial Statements of Kimco Realty Corporation and Subsidiaries
	Consolidated Balance Sheets as of December 31, 2024 and 2023		63
	Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022		64
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022		65
	Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022		66
	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022		68
	Consolidated Financial Statements of Kimco Realty OP, LLC and Subsidiaries
	Consolidated Balance Sheets as of December 31, 2024 and 2023		69
	Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022		70
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022		71
	Consolidated Statements of Changes in Capital for the years ended December 31, 2024, 2023 and 2022		72
	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022		74
	Kimco Realty Corporation and Subsidiaries and Kimco Realty OP, LLC and Subsidiaries
	Notes to Consolidated Financial Statements		75
2	. Financial Statement Schedules -
	Schedule II -	Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022	123
	Schedule III -	Real Estate and Accumulated Depreciation as of December 31, 2024	124
	Schedule IV -	Mortgage Loans on Real Estate as of December 31, 2024	142
	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.
3.	Exhibits -
	The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K.		50

Item 16. Form 10-K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
2.1	Agreement and Plan of Merger, dated as of April 15, 2021, by and between Kimco Realty Corporation and Weingarten Realty Investors	8-K	1-10899	04/15/21	2.1
2.2	Agreement and Plan of Merger, dated December 15, 2022, by and among Kimco, New Kimco and Merger Sub.	8-K	1-10899	12/15/22	2.1
2.3	Agreement and Plan of Merger, dated as of August 28, 2023, by and among Kimco Realty Corporation, Kimco Realty OP, LLC, Tarpon Acquisition Sub, LLC, Tarpon OP Acquisition Sub, LLC, RPT Realty, and RPT Realty, L.P.	8-K	1-10899	08/28/23	2.1
3.1	Articles of Merger	8-K12B	1-10899	01/03/23	3.3
3.2	Articles of Amendment and Restatement of Kimco Realty Corporation	8-K12B	1-10899	01/03/23	3.1
3.3	Articles of Amendment of Kimco Realty Corporation	10-Q	1-10899	08/02/24	3.1
3.4	Articles Supplementary of Kimco Realty Corporation with respect to Kimco Class N Preferred Stock	8-A12B	1-10899	12/29/23	3.2
3.5	Certificate of Correction to Articles Supplementary of Kimco Realty Corporation with respect to Kimco Class N Preferred Stock	10-K	1-10899	02/23/24	3.4
3.6	Amended and Restated Bylaws of Kimco Realty Corporation	10-Q	1-10899	07/28/23	3.1
3.7	Certificate of Formation of Kimco Realty OP, LLC	8-K12B	1-10899	01/03/23	3.4
3.8	Amended and Restated Limited Liability Company Agreement of Kimco Realty OP, LLC, dated as of January 2, 2024	8-K	1-10899	01/02/24	3.1
4.1	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.2	First Supplemental Indenture, dated August 4, 1994, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	10-K	1-10899	03/28/96	4.6
4.3	Second Supplemental Indenture, dated April 7, 1995, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	8-K	1-10899	04/07/95	4(a)
4.4	Third Supplemental Indenture, dated June 2, 2006, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	06/05/06	4.1
4.5	Fourth Supplemental Indenture, dated April 26, 2007, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	04/26/07	1.3
4.6	Fourth Supplemental Indenture, dated as of January 3, 2023, between Kimco Realty OP, LLC, as issuer, Kimco Realty Corporation, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K12B	1-10899	01/03/23	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
4.7	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	09/24/09	4.1
4.8	Sixth Supplemental Indenture, dated May 23, 2013, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	05/23/13	4.1
4.9	Seventh Supplemental Indenture, dated April 24, 2014, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	04/24/14	4.1
4.10	Eighth Supplemental Indenture, dated as of January 3, 2023, between Kimco Realty OP, LLC, as issuer, Kimco Realty Corporation, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K12B	1-10899	01/03/23	4.1
4.11	Form of Indenture for Senior Debt Securities, among Kimco Realty Corporation, an issuer, Kimco Realty OP, LLC, as guarantor, and The Bank of New York Mellon, as Trustee	S-3ASR	333-269102	01/03/23	4(j)
4.12	Description of Securities	—	—	—	—	*
4.13

Form of Indenture for Senior Debt Securities dated as of May 1, 1995 between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association)

		S-3	33-57659	02/10/95	4(a)
4.14	First Supplemental Indenture, dated August 2, 2006, between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association)	8-K	1-09876	08/02/06	4.1
4.15	Second Supplemental Indenture, dated October 9, 2012, between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association)	8-K	1-09876	10/09/12	4.1
4.16	Third Supplemental Indenture, dated August 3, 2021, between Kimco Realty Corporation, Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association)	10-K	1-10899	02/24/23	4.16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
4.17	Fourth Supplemental Indenture, dated January 3, 2023, between Kimco Realty Corporation (successor in interest to Weingarten Realty Investors) and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association)	8-K12B	1-10899	01/03/23	4.2
4.18	Form of Deposit Agreement, dated as of January 2, 2024, between Kimco Realty Corporation and Equiniti Trust Company, LLC, and the holders from time to time of the Depositary Receipts described therein, dated as of January 2, 2024	8-K	1-10899	01/03/24	4.1
4.19	Form of Global Note for 4.850% Notes due 2035, including the form of Notation of Guarantee	8-K	1-10899	09/17/24	4.1
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3
10.2	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.3	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.4	Restated Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/27/17	10.6
10.5	Amendment No. 1 to the Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/23/18	10.7
10.6	Amendment No. 2 to the Kimco Realty Corporation 2010 Equity Participation Plan	8-K12B	1-10899	01/03/23	10.7
10.7	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.8	First Amendment to the Kimco Realty Corporation Executive Severance Plan, dated March 20, 2012	10-Q	1-10899	05/10/12	10.3
10.9	Amended and Restated Credit Agreement, dated as of February 27, 2020, among Kimco Realty Corporation, the subsidiaries of Kimco from time to time parties thereto, the several banks, financial institutions and other entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders thereunder	8-K	1-10899	03/02/20	10.1
10.10	Kimco Realty Corporation 2020 Equity Participation Plan	DEF 14A	1-10899	03/18/20	Annex B
10.11	Kimco Realty Corporation Amended and Restated 2020 Equity Participation Plan	8-K12B	1-10899	01/03/23	10.8
10.12	Kimco Realty Corporation Second Amended and Restated 2020 Equity Participation Plan	10-K	1-10899	02/26/24	10.12
10.13	Form of LTIP Unit Award Agreement (Time-Based)	10-K	1-10899	02/26/24	10.13
10.14	Form of LTIP Unit Award Agreement (Performance-Based)	10-K	1-10899	02/26/24	10.14
10.15	Credit Agreement, dated April 1, 2020, among Kimco Realty Corporation and each of the parties named therein	10-Q	1-10899	08/07/20	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
10.16	Amendment No.1 to Credit Agreement, dated April 20, 2020, among Kimco Realty Corporation and each of the parties named therein	10-Q	1-10899	08/07/20	10.2
10.17	Amendment No.2 to Credit Agreement, dated April 24, 2020, among Kimco Realty Corporation and each of the parties named therein	10-Q	1-10899	08/07/20	10.3
10.18	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of January 3, 2023, by and among Kimco Realty OP, LLC, Kimco Realty Corporation, and JPMorgan Chase Bank, N.A., as administrative agent	8-K12B	1-10899	01/03/23	10.1
10.19	Form of Kimco Realty Corporation 2020 Equity Participation Plan Performance Share Award Grant Notice and Performance Share Award Agreement	10-Q	1-10899	08/07/20	10.4
10.20	Form of Kimco Realty Corporation 2020 Equity Participation Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.	10-Q	1-10899	08/07/20	10.5
10.21	Parent Guarantee, dated as of January 1, 2023, by Kimco Realty Corporation	8-K12B	1-10899	01/03/23	10.2
10.22	Form of Indemnification Agreement	10-K	1-10899	02/24/23	10.19
10.23	Amended and Restated Credit Agreement, dated as of February 23, 2023, among Kimco Realty OP, LLC and each of the parties named therein	10-K	1-10899	02/24/23	10.20
10.24	Seventh Amended and Restated Credit Agreement, dated as of January 2, 2024 among Kimco Realty OP, LLC (as successor by assumption to RPT Realty, L.P.), the several banks, financial institutions and other entities from time to time parties thereto, BMO Bank, N.A., as syndication agent, Truist Bank and Regions Bank, as documentation agents, J.P. Morgan Securities LLC, as sustainability structuring agent, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	01/03/24	10.1
10.25	Parent Guarantee, dated as of January 2, 2024, made by Kimco Realty Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	01/03/24	10.2
10.26	Term Loan Agreement, dated as of January 2, 2024 among Kimco Realty O.P., LLC, the several banks, financial institutions and other entities from time to time parties thereto, and TD Bank, N.A., as administrative agent	8-K	1-10899	01/03/24	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
10.27	Parent Guarantee, dated as of January 2, 2024, made by Kimco Realty Corporation in favor of TD Bank, N.A., as administrative agent	8-K	1-10899	01/03/24	10.4
10.28	Amendment No. 1 dated May 3, 2024, to Seventh Amended and Restated Credit Agreement, dated as of January 2, 2024, among Kimco Realty, OP LLC and JPMorgan Chase Bank N.A., as administrative agent for the lenders thereunder	10-Q	1-10899	08/02/24	10.1
10.29	Amendment No. 1, dated May 3, 2024, to Amended and Restated Credit Agreement, dated as of February 23, 2023, among Kimco Realty OP, LLC and JPMorgan Chase Bank N.A., as administrative agent for the lenders thereunder	10-Q	1-10899	08/02/24	10.2
10.30	Amendment No. 1, dated as of May 3, 2024, among Kimco OP, TD Bank, N.A., as administrative agent and the lenders party thereto, to the Term Loan Agreement, dated as of January 2, 2024, among Kimco OP, LLC, TD Bank, N.A., as administrative agent and the lenders party thereto	10-Q	1-10899	08/02/24	10.3
10.31	Amendment No. 2, dated as of July 17, 2024, among Kimco OP, Toronto Dominion (Texas) LLC (successor to TD Bank, N.A.) as administrative agent and the lenders party thereto, to the Term Loan Agreement, dated as of January 2, 2024, among Kimco OP, TD Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s and Kimco OP’s Current Report on Form 8-K filed on July 19, 2024)	8-K	1-10899	07/19/24	10.1
10.32	Amendment No. 3, dated as of September 3, 2024, among Kimco OP, Toronto Dominion (Texas) LLC (successor to TD Bank, N.A.) as administrative agent and the lenders party thereto to the Term Loan Agreement, dated as of January 2, 2024, among Kimco OP, TD Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s and Kimco OP’s Current Report on Form 8-K filed on September 5, 2024)	8-K	1-10899	09/05/24	10.1
19.1	Insider Trading Policy	—	—	—	—	*
21.1	Significant Subsidiaries of Kimco Realty Corporation and Kimco Realty OP, LLC	—	—	—	—	*
23.1	Consent of PricewaterhouseCoopers LLP - Kimco Realty Corporation	—	—	—	—	*
23.2	Consent of PricewaterhouseCoopers LLP - Kimco Realty OP, LLC	—	—	—	—	*
31.1	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.2	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
31.3	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.4	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
32.1	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
32.2	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
32.3	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
32.4	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
97.1	Kimco Realty Corporation Policy for Recovery of Erroneously Awarded Compensation	10-K	1-10899	02/26/24	97.1
99.1	Property Chart	—	—	—	—	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	*
101.SCH	Inline XBRL Taxonomy Extension Schema	—	—	—	—	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	—	—	—	—	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—	*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By:	/s/ Conor C. Flynn
Conor C. Flynn
Chief Executive Officer

Dated:	February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 21, 2025
Milton Cooper

/s/ Conor C. Flynn	Chief Executive Officer and Director	February 21, 2025
Conor C. Flynn

/s/ Ross Cooper	President -	February 21, 2025
Ross Cooper	Chief Investment Officer and Director

/s/ Frank Lourenso	Director	February 21, 2025
Frank Lourenso

/s/ Richard Saltzman	Director	February 21, 2025
Richard Saltzman

/s/ Philip Coviello	Director	February 21, 2025
Philip Coviello

/s/ Mary Hogan Preusse	Director	February 21, 2025
Mary Hogan Preusse

/s/ Valerie Richardson	Director	February 21, 2025
Valerie Richardson

/s/ Henry Moniz	Director	February 21, 2025
Henry Moniz

/s/ Nancy Lashine	Director	February 21, 2025
Nancy Lashine

/s/ Glenn G. Cohen	Executive Vice President -	February 21, 2025
Glenn G. Cohen	Chief Financial Officer

/s/ Paul Westbrook	Vice President -	February 21, 2025
Paul Westbrook	Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY OP, LLC
BY:	KIMCO REALTY CORPORATION, managing member

BY:	/s/ Conor C. Flynn
Conor C. Flynn
Chief Executive Officer

Dated:	February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Kimco Realty Corporation, the managing member of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 21, 2025
Milton Cooper

/s/ Conor C. Flynn	Chief Executive Officer and Director	February 21, 2025
Conor C. Flynn

/s/ Ross Cooper	President -	February 21, 2025
Ross Cooper	Chief Investment Officer and Director

/s/ Frank Lourenso	Director	February 21, 2025
Frank Lourenso

/s/ Richard Saltzman	Director	February 21, 2025
Richard Saltzman

/s/ Philip Coviello	Director	February 21, 2025
Philip Coviello

/s/ Mary Hogan Preusse	Director	February 21, 2025
Mary Hogan Preusse

/s/ Valerie Richardson	Director	February 21, 2025
Valerie Richardson

/s/ Henry Moniz	Director	February 21, 2025
Henry Moniz

/s/ Nancy Lashine	Director	February 21, 2025
Nancy Lashine

/s/ Glenn G. Cohen	Executive Vice President -	February 21, 2025
Glenn G. Cohen	Chief Financial Officer

/s/ Paul Westbrook	Vice President -	February 21, 2025
Paul Westbrook	Chief Accounting Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kimco Realty Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Kimco Realty Corporation and its subsidiaries (the "Company") as listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Fair value estimate of net real estate assets acquired in the Merger with RPT Realty

As described in Notes 1 and 2 to the consolidated financial statements, management completed the Merger with RPT Realty (RPT), under which RPT merged with and into the Company, with the Company continuing as the surviving public company. Management accounted for the RPT Merger as a business combination using the acquisition method of accounting. The total fair value estimate of the assets acquired and liabilities assumed in the RPT Merger was $1.4 billion, of which the fair value estimate of net real estate assets acquired, consisting of tangible real estate, in-place leases and above-market and below-market leases, amounted to $1.8 billion. The fair value estimate of tangible real estate assets acquired was determined by valuing the building as if it were vacant and using direct capitalization and discounted cash flow methods that employ significant assumptions such as normalized net operating income, stabilized net operating income, income growth rates, market lease rates, discount rates, terminal capitalization rates, planned capital expenditures, estimates of future cash flows, and other market data. The fair value of land is determined by using the sales comparison approach. In determining the fair value estimate of in-place leases, management considers current market conditions, market lease rates, costs to execute new or similar leases and carrying costs during the expected lease-up period from vacant to existing occupancy. The fair value estimate of above-market and below-market leases is estimated based on the difference between the contractual amounts, including fixed rate below-market lease renewal options, and management’s estimate of the market lease rates and other lease provisions discounted over a period equal to the estimated remaining term of the lease using an appropriate discount rate.

The principal considerations for our determination that performing procedures relating to the fair value estimate of net real estate assets acquired in the RPT Merger is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates of the net real estate assets acquired, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the market lease rates, discount rates, and terminal capitalization rates for tangible real estate estimates, and the market lease rates for the in-place leases estimates and above-market and below-market leases estimates (collectively the significant assumptions) and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over the determination of the fair value estimates of net real estate assets acquired in the RPT Merger and controls over the valuation methods employed and the significant assumptions used. These procedures also included, among others (i) reading the merger agreement, (ii) testing management’s process for determining the net fair value estimates of real estate assets acquired, (iii) evaluating the appropriateness of management’s valuation methods, (iv) testing the completeness, accuracy, relevancy and reliability of the underlying data used, and (v) evaluating the reasonableness of the significant assumptions used by management. Evaluating management’s significant assumptions involved considering the consistency of the assumptions with current and past performance of the business, the consistency with external market and industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the significant assumptions.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 21, 2025

We have served as the Company’s auditor since at least 1991.We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm

To the Members of Kimco Realty OP, LLC

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Kimco Realty OP, LLC and its subsidiaries (the "Kimco OP") as listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Kimco OP as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Fair value estimate of net real estate assets acquired in the Merger with RPT Realty

As described in Notes 1 and 2 to the consolidated financial statements, management completed the Merger with RPT Realty (RPT), under which RPT merged with and into Kimco OP, with Kimco OP continuing as the surviving public company. Management accounted for the RPT Merger as a business combination using the acquisition method of accounting. The total fair value estimate of the assets acquired and liabilities assumed in the RPT Merger was $1.4 billion, of which the fair value estimate of net real estate assets acquired, consisting of tangible real estate, in-place leases and above-market and below-market leases, amounted to $1.8 billion. The fair value estimate of tangible real estate assets acquired was determined by valuing the building as if it were vacant and using direct capitalization and discounted cash flow methods that employ significant assumptions such as normalized net operating income, stabilized net operating income, income growth rates, market lease rates, discount rates, terminal capitalization rates, planned capital expenditures, estimates of future cash flows, and other market data. The fair value of land is determined by using the sales comparison approach. In determining the fair value estimate of in-place leases, management considers current market conditions, market lease rates, costs to execute new or similar leases and carrying costs during the expected lease-up period from vacant to existing occupancy. The fair value estimate of above-market and below-market leases is estimated based on the difference between the contractual amounts, including fixed rate below-market lease renewal options, and management’s estimate of the market lease rates and other lease provisions discounted over a period equal to the estimated remaining term of the lease using an appropriate discount rate.

The principal considerations for our determination that performing procedures relating to the fair value estimate of net real estate assets acquired in the RPT Merger is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates of the net real estate assets acquired, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the market lease rates, discount rates, and terminal capitalization rates for tangible real estate estimates, and the market lease rates for the in-place leases estimates and above-market and below-market leases estimates (collectively the significant assumptions) and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over the determination of the fair value estimates of net real estate assets acquired in the RPT Merger and controls over the valuation methods employed and the significant assumptions used. These procedures also included, among others (i) reading the merger agreement, (ii) testing management’s process for determining the fair value estimates of net real estate assets acquired, (iii) evaluating the appropriateness of management’s valuation methods, (iv) testing the completeness, accuracy, relevancy and reliability of the underlying data used, and (v) evaluating the reasonableness of the significant assumptions used by management. Evaluating management’s significant assumptions involved considering the consistency of the assumptions with current and past performance of the business, the consistency with external market and industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the significant assumptions.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 21, 2025

We have served as Kimco OP’s or its predecessor’s auditor since at least 1991. We have not been able to determine the specific year we began serving as auditor of the predecessor.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets:
Real estate:
Land	$4,498,196	$4,177,797
Building and improvements	16,672,376	14,759,997
Real estate	21,170,572	18,937,794
Less: accumulated depreciation and amortization	(4,360,239)	(3,842,869)
Total real estate, net	16,810,333	15,094,925

Investments in and advances to real estate joint ventures	1,487,675	1,087,804
Other investments	107,347	144,089
Cash, cash equivalents and restricted cash	689,731	783,757
Marketable securities	2,290	330,057
Accounts and notes receivable, net	340,469	307,617
Deferred charges and prepaid expenses	167,041	155,567
Operating lease right-of-use assets, net	126,441	128,258
Other assets	578,569	241,948
Total assets (1)	$20,309,896	$18,274,022

Liabilities:
Notes payable, net	$7,964,738	$7,262,851
Mortgages payable, net	496,438	353,945
Accounts payable and accrued expenses	281,867	216,237
Dividends payable	6,409	5,308
Operating lease liabilities	117,199	109,985
Other liabilities	597,456	599,961
Total liabilities (2)	9,464,107	8,548,287
Redeemable noncontrolling interests	47,877	72,277

Commitments and contingencies (Footnote 23)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 20,806 and 19,367 shares, respectively; Aggregate liquidation preference $556,113 and $484,179, respectively	21	19
Common stock, $.01 par value, authorized 1,500,000,000 and 750,000,000 shares, respectively; Issued and outstanding 679,493,522 and 619,871,237 shares, respectively	6,795	6,199
Paid-in capital	11,033,485	9,638,494
Cumulative distributions in excess of net income	(398,792)	(122,576)
Accumulated other comprehensive income	11,038	3,329
Total stockholders' equity	10,652,547	9,525,465
Noncontrolling interests	145,365	127,993
Total equity	10,797,912	9,653,458
Total liabilities and equity	$20,309,896	$18,274,022

(1)
Includes restricted assets of consolidated variable interest entities (“VIEs”) at December 31, 2024 and 2023 of $334,859 and $388,626, respectively. See Footnote 17 of the Notes to Consolidated Financial Statements.
(2)
Includes non-recourse liabilities of consolidated VIEs at December 31, 2024 and 2023 of $161,577 and $180,855, respectively. See Footnote 17 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Revenues from rental properties, net	$2,019,065	$1,767,057	$1,710,848
Management and other fee income	17,949	16,343	16,836
Total revenues	2,037,014	1,783,400	1,727,684

Operating expenses
Rent	(16,837)	(15,997)	(15,811)
Real estate taxes	(261,700)	(231,578)	(224,729)
Operating and maintenance	(359,116)	(309,143)	(290,367)
General and administrative	(138,140)	(136,807)	(119,534)
Impairment charges	(4,476)	(14,043)	(21,958)
Merger charges	(25,246)	(4,766)	-
Depreciation and amortization	(603,685)	(507,265)	(505,000)
Total operating expenses	(1,409,200)	(1,219,599)	(1,177,399)

Gain on sale of properties	1,274	74,976	15,179

Operating income	629,088	638,777	565,464

Other income/(expense)
Special dividend income	-	194,116	-
Other income, net	57,605	39,960	28,829
(Loss)/gain on marketable securities, net	(27,679)	21,262	(315,508)
Interest expense	(307,806)	(250,201)	(226,823)
Early extinguishment of debt charges	-	-	(7,658)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	351,208	643,914	44,304

Provision for income taxes, net	(25,417)	(60,952)	(56,654)
Equity in income of joint ventures, net	83,827	72,278	109,481
Equity in income of other investments, net	9,821	10,709	17,403

Net income	419,439	665,949	114,534

Net (income)/loss attributable to noncontrolling interests	(8,654)	(11,676)	11,442

Net income attributable to the Company	410,785	654,273	125,976

Preferred stock redemption charges	(3,304)	-	-
Preferred dividends, net	(31,763)	(25,021)	(25,218)

Net income available to the Company's common shareholders	$375,718	$629,252	$100,758

Per common share:
Net income available to the Company's common shareholders:
-Basic	$0.55	$1.02	$0.16
-Diluted	$0.55	$1.02	$0.16

Weighted average shares:
-Basic	671,561	616,947	615,528
-Diluted	672,136	618,199	617,858

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$419,439	$665,949	$114,534
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	(10,581)	8,365
Unrealized gains on cash flow hedges for interest payments, net	7,239	-	-
Equity in unrealized gains on cash flow hedges for interest payments of unconsolidated investee, net	470	3,329	-
Other comprehensive income/(loss)	7,709	(7,252)	8,365
Comprehensive income	427,148	658,697	122,899
Comprehensive (income)/loss attributable to noncontrolling interests	(8,654)	(11,676)	11,442
Comprehensive income attributable to the Company	$418,494	$647,021	$134,341

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2024, 2023 and 2022

(in thousands)

	Preferred Stock		Common Stock		Paid-in	(Cumulative Distributions in Excess of Net Income)/	Accumulated Other	Total Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Retained Earnings	Comprehensive Income	Equity	Interests	Equity
Balance at January 1, 2022	20	$20	616,659	$6,167	$9,591,871	$299,115	$2,216	$9,899,389	$210,793	$10,110,182
Contributions from noncontrolling interest	-	-	-	-	-	-	-	-	891	891
Net income/(loss)	-	-	-	-	-	125,976	-	125,976	(11,442)	114,534
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	8,365	8,365	-	8,365
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,770)	(1,770)
Dividends declared to preferred shares						(25,286)		(25,286)		(25,286)
Dividends declared to common shares	-	-	-	-	-	(519,417)	-	(519,417)	-	(519,417)
Repurchase of preferred stock	(1)	(1)	-	-	(3,505)	64	-	(3,442)	-	(3,442)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(65,232)	(65,232)
Issuance of common stock, net of issuance costs	-	-	2,162	22	11,259	-	-	11,281	-	11,281
Surrender of restricted common stock	-	-	(616)	(6)	(13,784)	-	-	(13,790)	-	(13,790)
Exercise of common stock options	-	-	206	1	4,231	-	-	4,232	-	4,232
Amortization of equity awards	-	-	-	-	26,602	-	-	26,602	-	26,602
Redemption/conversion of noncontrolling interests	-	-	73	1	1,597	-	-	1,598	(1,839)	(241)
Balance at December 31, 2022	19	19	618,484	6,185	9,618,271	(119,548)	10,581	9,515,508	131,401	9,646,909
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	13	13
Net income	-	-	-	-	-	654,273	-	654,273	11,676	665,949
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	(10,581)	(10,581)	-	(10,581)
Equity in unrealized gains on cash flow hedges for interest payments of unconsolidated investee, net	-	-	-	-	-	-	3,329	3,329	-	3,329
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(5,820)	(5,820)
Dividends declared to preferred shares	-	-	-	-	-	(25,021)	-	(25,021)	-	(25,021)
Dividends declared to common shares	-	-	-	-	-	(632,280)	-	(632,280)	-	(632,280)
Repurchase of preferred stock	-	-	-	-	(1,631)	-	-	(1,631)	-	(1,631)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(5,614)	(5,614)
Issuance of common stock	-	-	1,988	20	(20)	-	-	-	-	-
Surrender of restricted common stock	-	-	(774)	(8)	(16,319)	-	-	(16,327)	-	(16,327)
Exercise of common stock options	-	-	173	2	3,725	-	-	3,727	-	3,727
Amortization of equity awards	-	-	-	-	33,088	-	-	33,088	-	33,088
Redemption/conversion of noncontrolling interests	-	-	-	-	(112)	-	-	(112)	(3,663)	(3,775)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	1,492	-	-	1,492	-	1,492
Balance at December 31, 2023	19	19	619,871	6,199	9,638,494	(122,576)	3,329	9,525,465	127,993	9,653,458

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

For the Years Ended December 31, 2024, 2023 and 2022

(in thousands)

	Preferred Stock		Common Stock		Paid-in	(Cumulative Distributions in Excess of Net Income)/	Accumulated Other	Total Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Retained Earnings	Comprehensive Income	Equity	Interests	Equity
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	399	399
Net income	-	-	-	-	-	410,785	-	410,785	8,654	419,439
Other comprehensive income:
Unrealized gains on cash flow hedges for interest payments, net	-	-	-	-	-	-	7,239	7,239	-	7,239
Equity in unrealized gains on cash flow hedges for interest payments of unconsolidated investee, net	-	-	-	-	-	-	470	470	-	470
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(4,182)	(4,182)
Dividends declared to preferred shares	-	-	-	-	-	(31,782)	-	(31,782)	-	(31,782)
Dividends declared to common shares	-	-	-	-	-	(655,219)	-	(655,219)	-	(655,219)
Repurchase of preferred stock	-	-	-	-	(26,719)	-	-	(26,719)	-	(26,719)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(5,674)	(5,674)
Issuance of preferred stock for merger (1)	2	2	-	-	105,605	-	-	105,607	-	105,607
Issuance of common stock for merger (1)	-	-	53,034	530	1,166,234	-	-	1,166,764	-	1,166,764
Issuance of common stock, net	-	-	7,404	74	135,721	-	-	135,795	-	135,795
Noncontrolling interests assumed from the merger (1)	-	-	-	-	-	-	-	-	20,975	20,975
Surrender of restricted common stock	-	-	(815)	(8)	(15,877)	-	-	(15,885)	-	(15,885)
Amortization of equity awards	-	-	-	-	33,247	-	-	33,247	1,690	34,937
Redemption/conversion of noncontrolling interests	-	-	-	-	(178)	-	-	(178)	(4,490)	(4,668)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	(3,042)	-	-	(3,042)	-	(3,042)
Balance at December 31, 2024	21	$21	679,494	$6,795	$11,033,485	$(398,792)	$11,038	$10,652,547	$145,365	$10,797,912

(1) See Footnotes 1 and 2 of the Notes to Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities:
Net income	$419,439	$665,949	$114,534
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	603,685	507,265	505,000
Impairment charges	4,476	14,043	21,958
Straight-line rental income adjustments, net	(23,171)	(22,517)	(33,794)
Amortization of above-market and below-market leases, net	(25,205)	(17,253)	(13,591)
Amortization of deferred financing costs and fair value debt adjustments, net	(762)	(9,196)	(28,631)
Early extinguishment of debt charges	-	-	7,658
Equity award expense	34,900	33,054	26,639
Gain on sale of properties	(1,274)	(74,976)	(15,179)
Loss/(gain) on marketable securities, net	27,679	(21,262)	315,508
Change in fair value of embedded derivative liability	(129)	(734)	-
Equity in income of joint ventures, net	(83,827)	(72,278)	(109,481)
Equity in income from other investments, net	(9,821)	(10,709)	(17,403)
Distributions from joint ventures and other investments	97,723	75,827	83,553
Change in accounts and notes receivable, net	5,993	18,453	(9,104)
Change in accounts payable and accrued expenses	(21,742)	5,826	37,655
Change in other operating assets and liabilities, net	(22,343)	(19,885)	(24,208)
Net cash flow provided by operating activities	1,005,621	1,071,607	861,114

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(152,943)	(277,308)	(300,772)
Improvements to operating real estate	(324,465)	(264,395)	(193,710)
Acquisition of RPT Realty	(149,103)	-	-
Investment in marketable securities	(1,375)	(3,614)	(4,003)
Proceeds from sale of marketable securities	301,463	292,552	302,504
Investment in cost method investments	(79)	(1,569)	(4,524)
Investments in and advances to real estate joint ventures	(4,055)	(24,494)	(87,301)
Reimbursements of investments in and advances to real estate joint ventures	26,974	13,738	37,571
Investments in and advances to other investments	(8,012)	(18,442)	(17,432)
Reimbursements of investments in and advances to other investments	2,946	282	30,855
Investment in mortgage and other financing receivables	(202,483)	(18,519)	(75,063)
Collection of mortgage and other financing receivables	108,399	133	60,306
Proceeds from sale of properties	71,280	160,064	184,294
Proceeds from insurance casualty claims	7,558	-	-
Principal payments from securities held-to-maturity	5,354	4,589	4,058
Net cash flow used for investing activities	(318,541)	(136,983)	(63,217)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(11,774)	(49,460)	(157,928)
Principal payments on rental property debt	(10,327)	(11,308)	(9,808)
Proceeds from mortgage loan financings	-	-	19,000
Proceeds from issuance of unsecured term loans	860,000	-	-
Proceeds from issuance of unsecured notes	500,000	500,000	1,250,000
Repayments of unsecured term loans	(310,000)	-	-
Repayments of unsecured notes	(1,157,700)	-	(1,449,060)
Financing origination costs	(8,884)	(12,481)	(20,326)
Payment of early extinguishment of debt charges	-	-	(6,955)
Contributions from noncontrolling interests	274	13	891
Redemption/distribution of noncontrolling interests	(52,887)	(58,417)	(67,453)
Dividends paid	(685,899)	(657,460)	(544,740)
Proceeds from issuance of stock, net	135,796	3,727	15,513
Repurchase of preferred stock	(26,719)	(1,491)	(3,441)
Shares repurchased for employee tax withholding on equity awards	(15,849)	(16,293)	(13,679)
Principal payments under finance lease obligations	(265)	-	-
Change in tenants' security deposits	3,128	2,474	5,255
Net cash flow used for financing activities	(781,106)	(300,696)	(982,731)

Net change in cash, cash equivalents and restricted cash	(94,026)	633,928	(184,834)
Cash, cash equivalents and restricted cash, beginning of year	783,757	149,829	334,663
Cash, cash equivalents and restricted cash, end of year	$689,731	$783,757	$149,829

Interest paid during the year including payment of early extinguishment of debt charges of $0, $0 and $6,955, respectively (net of capitalized interest of $2,218, $2,313 and $668, respectively)	$301,239	$250,432	$257,979
Income taxes paid during the year, net of refunds	$60,936	$65,267	$11,869

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	December 31, 2024	December 31, 2023
Assets:
Real estate:
Land	$4,498,196	$4,177,797
Building and improvements	16,672,376	14,759,997
Real estate	21,170,572	18,937,794
Less: accumulated depreciation and amortization	(4,360,239)	(3,842,869)
Total real estate, net	16,810,333	15,094,925

Investments in and advances to real estate joint ventures	1,487,675	1,087,804
Other investments	107,347	144,089
Cash, cash equivalents and restricted cash	689,731	783,757
Marketable securities	2,290	330,057
Accounts and notes receivable, net	340,469	307,617
Deferred charges and prepaid expenses	167,041	155,567
Operating lease right-of-use assets, net	126,441	128,258
Other assets	578,569	241,948
Total assets (1)	$20,309,896	$18,274,022

Liabilities:
Notes payable, net	$7,964,738	$7,262,851
Mortgages payable, net	496,438	353,945
Accounts payable and accrued expenses	281,867	216,237
Dividends payable	6,409	5,308
Operating lease liabilities	117,199	109,985
Other liabilities	597,456	599,961
Total liabilities (2)	9,464,107	8,548,287
Redeemable noncontrolling interests	47,877	72,277

Commitments and Contingencies (Footnote 23)

Members' capital:
Preferred units; 20,806 and 19,367 units outstanding, respectively	549,588	467,396
General member; 679,493,522 and 619,871,237 common units outstanding, respectively	10,091,921	9,054,740
Limited members; 1,073,942 common units outstanding at December 31, 2024	22,276	-
Accumulated other comprehensive income	11,038	3,329
Total members' capital	10,674,823	9,525,465
Noncontrolling interests	123,089	127,993
Total capital	10,797,912	9,653,458
Total liabilities and capital	$20,309,896	$18,274,022

(1)
Includes restricted assets of consolidated variable interest entities (“VIEs”) at December 31, 2024 and 2023 of $334,859 and $388,626, respectively. See Footnote 17 of the Notes to Consolidated Financial Statements.
(2)
Includes non-recourse liabilities of consolidated VIEs at December 31, 2024 and 2023 of $161,577 and $180,855, respectively. See Footnote 17 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per unit data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Revenues from rental properties, net	$2,019,065	$1,767,057	$1,710,848
Management and other fee income	17,949	16,343	16,836
Total revenues	2,037,014	1,783,400	1,727,684

Operating expenses
Rent	(16,837)	(15,997)	(15,811)
Real estate taxes	(261,700)	(231,578)	(224,729)
Operating and maintenance	(359,116)	(309,143)	(290,367)
General and administrative	(138,140)	(136,807)	(119,534)
Impairment charges	(4,476)	(14,043)	(21,958)
Merger charges	(25,246)	(4,766)	-
Depreciation and amortization	(603,685)	(507,265)	(505,000)
Total operating expenses	(1,409,200)	(1,219,599)	(1,177,399)

Gain on sale of properties	1,274	74,976	15,179

Operating income	629,088	638,777	565,464

Other income/(expense)
Special dividend income	-	194,116	-
Other income, net	57,605	39,960	28,829
(Loss)/gain on marketable securities, net	(27,679)	21,262	(315,508)
Interest expense	(307,806)	(250,201)	(226,823)
Early extinguishment of debt charges	-	-	(7,658)
Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	351,208	643,914	44,304

Provision for income taxes, net	(25,417)	(60,952)	(56,654)
Equity in income of joint ventures, net	83,827	72,278	109,481
Equity in income of other investments, net	9,821	10,709	17,403

Net income	419,439	665,949	114,534

Net (income)/loss attributable to noncontrolling interests	(7,999)	(11,676)	11,442

Net income attributable to the Company	411,440	654,273	125,976

Preferred unit redemption charges	(3,304)	-	-
Preferred distributions, net	(31,763)	(25,021)	(25,218)

Net income available to the Company's common unitholders	$376,373	$629,252	$100,758

Per common unit:
Net income available to the Company's common unitholders:
-Basic	$0.55	$1.02	$0.16
-Diluted	$0.55	$1.02	$0.16

Weighted average units:
-Basic	672,512	616,947	615,528
-Diluted	673,086	618,199	617,858

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$419,439	$665,949	$114,534
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	(10,581)	8,365
Unrealized gains on cash flow hedges for interest payments, net	7,239	-	-
Equity in unrealized gains on cash flow hedges for interest payments of unconsolidated investee, net	470	3,329	-
Other comprehensive income/(loss)	7,709	(7,252)	8,365
Comprehensive income	427,148	658,697	122,899
Comprehensive (income)/loss attributable to noncontrolling interests	(7,999)	(11,676)	11,442
Comprehensive income attributable to Kimco OP	$419,149	$647,021	$134,341

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

For the Years Ended December 31, 2024, 2023 and 2022

(in thousands)

	General Member				Limited Members
	Preferred Units		Common Units		Common Units		Accumulated Other	Total Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Comprehensive Income	Capital	Interests	Capital
Balance at January 1, 2022	20	$472,533	616,659	$9,424,640	-	$-	$2,216	$9,899,389	$210,793	$10,110,182
Contributions from noncontrolling interest	-	-	-	-	-	-	-	-	891	891
Net income/(loss)	-	25,218	-	100,758	-	-	-	125,976	(11,442)	114,534
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	8,365	8,365	-	8,365
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,770)	(1,770)
Distributions declared to preferred unitholders	-	(25,218)	-	-	-	-	-	(25,218)	-	(25,218)
Distributions declared to common unitholders	-	-	-	(519,421)	-	-	-	(519,421)	-	(519,421)
Repurchase of preferred units	(1)	(3,506)	-	-	-	-	-	(3,506)	-	(3,506)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(65,232)	(65,232)
Issuance of common units as a result of common stock issued by Parent Company	-	-	2,368	15,513	-	-	-	15,513	-	15,513
Surrender of restricted common units	-	-	(616)	(13,790)	-	-	-	(13,790)	-	(13,790)
Amortization of equity awards	-	-		26,602	-	-	-	26,602	-	26,602
Redemption/conversion of noncontrolling interests	-	-	73	1,598	-	-	-	1,598	(1,839)	(241)
Balance at December 31, 2022	19	469,027	618,484	9,035,900	-	-	10,581	9,515,508	131,401	9,646,909

Contributions from noncontrolling interest	-	-	-	-	-	-	-	-	13	13
Net income	-	25,021	-	629,252	-	-	-	654,273	11,676	665,949
Other comprehensive income:
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	(10,581)	(10,581)	-	(10,581)
Equity in unrealized gains on cash flow hedges for interest payments of unconsolidated investee, net	-	-	-	-	-	-	3,329	3,329	-	3,329
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(5,820)	(5,820)
Distributions declared to preferred unitholders	-	(25,021)	-	-	-	-	-	(25,021)	-	(25,021)
Distributions declared to common unitholders	-	-	-	(632,280)	-	-	-	(632,280)	-	(632,280)
Repurchase of preferred units	-	(1,631)	-	-	-	-	-	(1,631)	-	(1,631)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(5,614)	(5,614)
Issuance of common units as a result of common stock issued by Parent Company	-	-	2,161	3,727	-	-	-	3,727	-	3,727
Surrender of restricted common units	-	-	(774)	(16,327)	-	-	-	(16,327)	-	(16,327)
Amortization of equity awards	-	-	-	33,088	-	-	-	33,088	-	33,088
Redemption/conversion of noncontrolling interests	-	-	-	(112)	-	-	-	(112)	(3,663)	(3,775)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	1,492	-	-	-	1,492	-	1,492
Balance at December 31, 2023	19	467,396	619,871	9,054,740	-	-	3,329	9,525,465	127,993	9,653,458

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (continued)

For the Years Ended December 31, 2024, 2023 and 2022

(in thousands)

	General Member				Limited Members
	Preferred Units		Common Units		Common Units		Accumulated Other	Total Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Comprehensive Income	Capital	Interests	Capital
Contributions from noncontrolling interest	-	-	-	-	-	-	-	-	399	399
Net income	-	31,763	-	379,022	-	655	-	411,440	7,999	419,439
Other comprehensive income:
Unrealized gains on cash flow hedges for interest payments, net	-	-	-	-	-	-	7,239	7,239	-	7,239
Equity in unrealized gains on cash flow hedges for interest payments of unconsolidated investee, net	-	-	-	-	-	-	470	470	-	470
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(4,182)	(4,182)
Distributions declared to preferred unitholders	-	(31,763)	-	-	-	-	-	(31,763)	-	(31,763)
Distributions declared to common unitholders	-	-	-	(655,238)	-	(1,041)	-	(656,279)	-	(656,279)
Repurchase of preferred units	-	(23,415)	-	(3,304)	-	-	-	(26,719)	-	(26,719)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(4,630)	(4,630)
Issuance of preferred units for merger (1)	2	105,607	-	-	-	-	-	105,607	-	105,607
Issuance of common units for merger (1)	-	-	53,034	1,166,764	953	20,975	-	1,187,739	-	1,187,739
Issuance of common units, net	-	-	7,404	135,795	121	-	-	135,795	-	135,795
Redemption of common units	-	-	-	-	-	(3)	-	(3)	-	(3)
Surrender of restricted common units	-	-	(815)	(15,885)	-	-	-	(15,885)	-	(15,885)
Amortization of equity awards	-	-	-	33,247	-	1,690	-	34,937	-	34,937
Redemption/conversion of noncontrolling interests	-	-	-	(178)	-	-	-	(178)	(4,490)	(4,668)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	(3,042)	-	-	-	(3,042)	-	(3,042)
Balance at December 31, 2024	21	$549,588	679,494	$10,091,921	1,074	$22,276	$11,038	$10,674,823	$123,089	$10,797,912

(1) See Footnotes 1 and 2 of the Notes to Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities:
Net income	$419,439	$665,949	$114,534
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	603,685	507,265	505,000
Impairment charges	4,476	14,043	21,958
Straight-line rental income adjustments, net	(23,171)	(22,517)	(33,794)
Amortization of above-market and below-market leases, net	(25,205)	(17,253)	(13,591)
Amortization of deferred financing costs and fair value debt adjustments, net	(762)	(9,196)	(28,631)
Early extinguishment of debt charges	-	-	7,658
Equity award expense	34,900	33,054	26,639
Gain on sale of properties	(1,274)	(74,976)	(15,179)
Loss/(gain) on marketable securities, net	27,679	(21,262)	315,508
Change in fair value of embedded derivative liability	(129)	(734)	-
Equity in income of joint ventures, net	(83,827)	(72,278)	(109,481)
Equity in income from other investments, net	(9,821)	(10,709)	(17,403)
Distributions from joint ventures and other investments	97,723	75,827	83,553
Change in accounts and notes receivable, net	5,993	18,453	(9,104)
Change in accounts payable and accrued expenses	(21,742)	5,826	37,655
Change in other operating assets and liabilities, net	(22,343)	(19,885)	(24,208)
Net cash flow provided by operating activities	1,005,621	1,071,607	861,114

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(152,943)	(277,308)	(300,772)
Improvements to operating real estate	(324,465)	(264,395)	(193,710)
Acquisition of RPT Realty	(149,103)	-	-
Investment in marketable securities	(1,375)	(3,614)	(4,003)
Proceeds from sale of marketable securities	301,463	292,552	302,504
Investment in cost method investments	(79)	(1,569)	(4,524)
Investments in and advances to real estate joint ventures	(4,055)	(24,494)	(87,301)
Reimbursements of investments in and advances to real estate joint ventures	26,974	13,738	37,571
Investments in and advances to other investments	(8,012)	(18,442)	(17,432)
Reimbursements of investments in and advances to other investments	2,946	282	30,855
Investment in mortgage and other financing receivables	(202,483)	(18,519)	(75,063)
Collection of mortgage and other financing receivables	108,399	133	60,306
Proceeds from sale of properties	71,280	160,064	184,294
Proceeds from insurance casualty claims	7,558	-	-
Principal payments from securities held-to-maturity	5,354	4,589	4,058
Net cash flow used for investing activities	(318,541)	(136,983)	(63,217)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(11,774)	(49,460)	(157,928)
Principal payments on rental property debt	(10,327)	(11,308)	(9,808)
Proceeds from mortgage loan financings	-	-	19,000
Proceeds from issuance of unsecured term loans	860,000	-	-
Proceeds from issuance of unsecured notes	500,000	500,000	1,250,000
Repayments of unsecured term loans	(310,000)	-	-
Repayments of unsecured notes	(1,157,700)	-	(1,449,060)
Financing origination costs	(8,884)	(12,481)	(20,326)
Payment of early extinguishment of debt charges	-	-	(6,955)
Contributions from noncontrolling interests	274	13	891
Redemption/distribution of noncontrolling interests	(52,887)	(58,417)	(67,453)
Distributions paid	(685,899)	(657,460)	(544,740)
Proceeds from issuance of units, net	135,796	3,727	15,513
Repurchase of preferred units	(26,719)	(1,491)	(3,441)
Units repurchased for employee tax withholding on equity awards	(15,849)	(16,293)	(13,679)
Principal payments under finance lease obligations	(265)	-	-
Change in tenants' security deposits	3,128	2,474	5,255
Net cash flow used for financing activities	(781,106)	(300,696)	(982,731)

Net change in cash, cash equivalents and restricted cash	(94,026)	633,928	(184,834)
Cash, cash equivalents and restricted cash, beginning of year	783,757	149,829	334,663
Cash, cash equivalents and restricted cash, end of year	$689,731	$783,757	$149,829

Interest paid during the year including payment of early extinguishment of debt charges of $0, $0 and $6,955, respectively (net of capitalized interest of $2,218, $2,313 and $668, respectively)	$301,239	$250,432	$257,979
Income taxes paid during the year, net of refunds	$60,936	$65,267	$11,869

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

1.
Summary of Significant Accounting Policies:

Business and Organization

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust (“REIT”), of which substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the managing member and exercises exclusive control over Kimco OP. As of December 31, 2024, the Parent Company owned 99.84% of the outstanding limited liability company interests (the "OP Units") in Kimco OP. The terms “Kimco”, “the Company” and “our”, each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT, such terms refer solely to Kimco Realty Corporation.

The Company is the leading owner and operator of high-quality, open-air, grocery-anchored shopping centers and mixed-use properties in the United States. The Company’s portfolio is primarily concentrated in the first-ring suburbs of the top major metropolitan markets, including those in high-barrier-to-entry coastal markets and rapidly expanding Sun Belt cities, with a tenant mix focused on essential, necessity-based goods and services that drive multiple shopping trips per week. The Company, its affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, including mixed-use assets, which are anchored primarily by grocery stores, off-price retailers, discounters or service-oriented tenants. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise. The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders. The Company evaluates performance on a property specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Footnote 19 of the Notes to Consolidated Financial Statements for further discussion.

The Company elected status as a REIT for federal income tax purposes commencing with its taxable year which began January 1, 1992 and operates in a manner that enables the Company to maintain its status as a REIT. To qualify as a REIT, the Company must meet several organizational and operational requirements, and is required to annually distribute at least 90% of its net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income, including any net capital gains. In January 2023, the Company consummated the Reorganization into an UPREIT structure. If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company, generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined in the Code. The Company maintains certain subsidiaries that have made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), that permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state income taxes on its income, and the Company includes, when applicable, a provision for taxes in its consolidated financial statements. See Footnote 26 of the Notes to Consolidated Financial Statements for further discussion.

RPT Merger

On August 28, 2023, the Company and RPT Realty (“RPT”) announced that they had entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which the Company would acquire RPT through a series of mergers (collectively, the “RPT Merger”). On January 2, 2024, RPT merged with and into the Company, with the Company continuing as the surviving public company. The RPT Merger had added 56 open-air shopping centers, 43 of which were wholly-owned and 13 of which were owned through a joint venture, comprising 13.3 million square feet of gross leasable area (“GLA”). In addition, as a result of the RPT Merger, the Company obtained RPT’s 6% stake in a 49-property net lease joint venture.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Under the terms of the Merger Agreement, each RPT common share was converted into 0.6049 of a newly issued share of the Company’s common stock, together with cash in lieu of fractional shares, and each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT was converted into the right to receive one depositary share representing one one-thousandth of a share of the Company’s 7.25% Class N Cumulative Convertible Perpetual Preferred Stock, par value $1.00 per share (“Class N Preferred Stock”). During the year ended December 31, 2024 and 2023, the Company incurred expenses of $25.2 million and $4.8 million, respectively, associated with the RPT Merger, primarily comprised of severance, legal and professional fees. See Footnote 2 of the Notes to Consolidated Financial Statements for further details on the RPT Merger.

Basis of Presentation

This report combines the annual reports on Form 10-K for the annual period ended December 31, 2024, of the Parent Company and Kimco OP into this single report. The accompanying Consolidated Financial Statements include the accounts of the Parent Company and Kimco OP and their consolidated subsidiaries. The Reorganization resulted in a merger of entities under common control in accordance with GAAP. The Company's subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Parent Company serves as the general member of Kimco OP. The limited members of Kimco OP have limited rights over Kimco OP and do not have the power to direct the activities that most significantly impact Kimco OP's economic performance. As such, Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation.

On January 2, 2024, the Parent Company, as managing member of Kimco OP, entered into an amended and restated limited liability company agreement of Kimco OP (the “Amended and Restated Limited Liability Company Agreement”), providing for, among other things, the creation of Class N Preferred Units of Kimco OP, having the preferences, rights and limitations set forth therein, and certain modifications to the provisions regarding long-term incentive plan units ("LTIP Units"), including provisions governing distribution and tax allocation requirements and the procedures for converting LTIP Units.

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

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its consolidated financial statements (see Footnotes 11 and 13 of the Notes to Consolidated Financial Statements).

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

The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business and therefore accounted for as a business combination or if the acquisition transaction should be accounted for as an asset acquisition. Under Business Combinations (Topic 805), an acquisition does not qualify as a business when (i) substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or (ii) the acquisition does not include a substantive process in the form of an acquired workforce or (iii) an acquired contract that cannot be replaced without significant cost, effort or delay. In accordance with ASC 805-10, Business Combinations, the Company accounted for the RPT Merger as a business combination using the acquisition method of accounting. See Footnote 2 of the Notes to Consolidated Financial Statements for further details on the RPT Merger.

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

In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. The fair value of any tangible real estate assets acquired is determined by valuing the building as if it were vacant, and the fair value is then allocated to buildings and improvements based on various valuation techniques and other information including, replacement cost, direct capitalization method, discounted cash flow method, sales comparison approach, similar fair value models, or executed purchase and sale agreements. The fair value of land is determined using the sales comparison approach. Fair value estimates determined using the direct capitalization and discounted cash flow methods employ significant assumptions such as normalized net operating income, stabilized net operating income, income growth rates, market lease rates, discount rates, terminal capitalization rates, planned capital expenditures, estimates of future cash flows, and other market data. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. Tangible assets may include land, land improvements, buildings, building improvements and tenant improvements. Intangible assets may include the value of in-place leases, above and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics.

In allocating the purchase price to identified intangible assets and liabilities of acquired properties, the value of above-market and below-market leases is estimated based on the difference between the contractual amounts, including fixed rate below-market lease renewal options, and management’s estimate of the market lease rates and other lease provisions (e.g., expense recapture, base rental changes), discounted over a period equal to the estimated remaining term of the lease using an appropriate discount rate. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases, which includes the expected renewal option period for below-market leases. Mortgage debt discounts or premiums are amortized into interest expense over the remaining term of the related debt instrument.

In determining the value of in-place leases, management considers current market conditions, market lease rates, costs to execute new or similar leases and carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes real estate taxes, insurance, other operating expenses, estimates of lost rental revenue during the expected lease-up periods and estimating costs to execute new or similar leases includes leasing commissions, legal and other related costs based on current market demand. The value assigned to in-place leases and tenant relationships is amortized over the estimated remaining term of the leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease would be written off.

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

The Company’s joint ventures primarily consist of co-investments with institutional and other joint venture partners in open-air shopping center or mixed-use properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. On a select basis, certain of these joint ventures, have obtained unsecured financing. As of December 31, 2024, the Company did not guaranty any unsecured joint venture debt.

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

In a business combination, the fair value of the Company’s investment in an unconsolidated joint venture is calculated using the fair value of the real estate held by the joint venture, which is valued using similar methods as described in the Company’s Real Estate policy above, offset by the fair value of the debt on the property which is then multiplied by the Company’s equity ownership percentage.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include demand deposits in banks, commercial paper and certificates of deposit with maturities of three months or less. Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates risk by investing in or through major financial institutions and primarily in funds that are currently U.S. federal government insured up to applicable account limits. Recoverability of investments is dependent upon the performance of the issuers. Restricted cash is deposits held or restricted for a specific use.

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

Other Assets

Mortgage and Other Financing Receivables

Mortgages and other financing receivables consist of loans acquired and loans originated by the Company, which are included within Other assets on the Company’s Consolidated Balance Sheets. Borrowers of these loans are primarily experienced owners, operators or developers of commercial real estate. The Company’s loans are primarily mortgage loans that are collateralized by real estate. Mortgages and other financing receivables are recorded at stated principal amounts, net of any discount or premium and allowance for credit losses. The related discounts or premiums on mortgages and other loans purchased are amortized or accreted over the life of the related loan receivable.

The Company applies the current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. On a quarterly basis, the Company reviews credit quality indicators such as (i) payment status to identify performing versus non-performing loans, (ii) changes affecting the underlying real estate collateral and (iii) national and regional economic factors. The Company has determined that it has one portfolio, primarily represented by loans collateralized by real estate, whereby it determines, as needed, reserves for loan losses on an asset-specific basis. The Company utilizes its history of incurred losses as well as external data to perform its expected credit loss calculation using the probability of default (“PD”) and loss given default method (“LGD”). This approach calculates the expected credit loss by multiplying the PD (probability the asset will default within a given timeframe) by the LGD (percentage of the asset not expected to be collected due to default). The reserve for loan losses reflects management's estimate of loan losses as of the balance sheet date and any adjustments are included in Other income, net on the Company’s Consolidated Statements of Income. The reserve is increased through loan loss expense and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased.

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

Revenue, Trade Accounts Receivable and Gain Recognition

The Company determines the proper amount of revenue to be recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”), by performing the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of December 31, 2024 and 2023, the Company had no outstanding contract assets or contract liabilities.

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

ROU assets and lease liabilities are recognized at the commencement date of the lease and liabilities are determined based on the estimated present value of the Company’s minimum lease payments under its lease agreements. Variable lease payments are excluded from the lease liabilities and corresponding ROU assets, as they are recognized in the period in which the obligation for those payments is incurred. Certain of the Company’s leases have renewal options for which the Company assesses whether it is reasonably certain the Company will exercise these renewal options. Lease payments associated with renewal options that the Company is reasonably certain will be exercised are included in the measurement of the lease liabilities and corresponding ROU assets. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. When calculating the incremental borrowing rates, the Company utilized data from (i) its recent debt issuances, (ii) publicly available data for instruments with similar characteristics, (iii) observable mortgage rates and (iv) unlevered property yields and discount rates. The Company then applies adjustments to account for considerations related to term and security that may not be fully incorporated by the data sets. Rental expense for lease payments is recognized on a straight-line basis over the lease term. See Footnote 11 of the Notes to Consolidated Financial Statements for further details.

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

The Company has interest rate swap agreements that are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized through Interest expense in the Company’s Consolidated Statements of Income. If the hedges are deemed to be effective, the fair value is included within the Accumulated other comprehensive income ("AOCI") on the Company’s Consolidated Balance Sheets, and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The interest rate swaps are measured at fair value using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. See Footnote 15 of the Notes to Consolidated Financial Statements for further details.

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

Contingently redeemable noncontrolling interests are recorded at fair value upon issuance. Any change in the fair value or redemption value of these noncontrolling interests is subsequently recognized through Paid-in capital on the Company’s Consolidated Balance Sheets and is included in the Company’s computation of earnings per share (see Footnote 29 of the Notes to Consolidated Financial Statements).

Stock Compensation

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock units, performance awards, dividend equivalents, LTIP Units, stock payments and deferred stock awards. Unless otherwise determined by the Board of Directors at its sole discretion, restricted stock grants generally vest (i) 100% on the fifth anniversary of the grant, (ii) ratably over five years or (iii) over ten years at 20% per year commencing after the fifth year. Performance share awards, which vest over a period of three years, may provide a right to receive shares of the Company’s common stock or restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors. In addition, the 2020 Plan provides for the granting of restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance, which requires that all share-based payments to employees, including grants of employee stock options, restricted stock, performance shares and LTIP Units, be recognized in the Statements of Income over the service period based on their fair values. Fair value of performance awards is determined using the Monte Carlo method, which is intended to estimate the fair value of the awards at the grant date (see Footnote 24 of the Notes to Consolidated Financial Statements for additional disclosure on the assumptions and methodology).

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

New Accounting Pronouncements

The following table represents ASUs to the FASB’s ASCs that, as of December 31, 2024, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

Fiscal years beginning January 1, 2025, and interim periods for fiscal years beginning January 1, 2026; Early adoption permitted

The Company will review the extent of new disclosures necessary prior to implementation. Other than additional disclosure, the adoption of this ASU will not have a material impact on the Company’s financial position and/or results of operations.

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

		January 1, 2025; Early adoption permitted	The adoption of this ASU will not have a material impact on the Company’s financial position and/or results of operations.
ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation

This ASU requires additional disclosure about a public business entity’s expenses and more detailed information about the types of expenses in commonly presented expense captions. Such information should

		Fiscal years beginning January 1, 2027, and	The Company does not expect the adoption of this ASU to have a material impact on the

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

ASU	Description	Effective Date	Effect on the financial statements or other significant matters

Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

ASU 2025-01, Income Statement - Reporting Comprehensive, Income -Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date

allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's operating expenses.

		interim periods for fiscal years beginning January 1, 2028; Early adoption permitted	Company’s financial position and/or results of operations.

The following ASUs to the FASB’s ASCs have been adopted by the Company as of the date listed:

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.

Annual fiscal year beginning January 1, 2024

There were aspects of this ASU that apply to entities with one reportable segment, including new required disclosures (see Footnote 19 of the Notes to Consolidated Financial Statements). Other than additional disclosure, the adoption of this ASU did not have a material impact on the Company’s financial position and/or results of operations.

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

2.
RPT Merger:

Overview

On January 2, 2024, the Company completed the Merger with RPT, under which RPT merged with and into the Company, with the Company continuing as the surviving public company. The RPT Merger had added 56 open-air shopping centers, 43 of which were wholly-owned and 13 of which were owned through a joint venture, comprising 13.3 million square feet of GLA. In addition, as a result of the RPT Merger, the Company obtained RPT’s 6% stake in a 49-property net lease joint venture.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Under the terms of the Merger Agreement, each RPT common share was converted into 0.6049 of a newly issued share of the Company’s common stock, together with cash in lieu of fractional shares and each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT was converted into the right to receive one depositary share representing one one-thousandth of a share of Class N Preferred Stock of the Company.

The number of RPT shares/units outstanding converted to shares of the Company’s shares/units as of January 2, 2024 were determined as follows (amounts presented in thousands, except per share data):

	As of January 2, 2024
	Common Shares (1)	OP Units	Cumulative Convertible Perpetual Preferred Shares
RPT shares/units outstanding	87,675	1,576	1,849
Exchange ratio	0.6049	0.6049	1.0000
Kimco shares/units issued	53,034	953	1,849

Value of Kimco stock per share/unit	$22.0005	$22.0005	$57.13
Equity consideration given from Kimco shares/units issued	$1,166,775	$20,975	$105,607

(1)
The Company paid cash in lieu of issuing fractional Kimco common shares, which is included in “Cash Consideration” caption in the table below.

The following table presents the total value of consideration paid by Kimco at the close of the RPT Merger (in thousands):

	Calculated Value of RPT Consideration	Cash Consideration*	Total Value of Consideration
As of January 2, 2024	$1,293,357	$149,103	$1,442,460

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

The fair values of the real estate assets acquired were determined using either (i) the direct capitalization method, (ii) the discount cash flow method or (iii) executed purchase and sales agreements. The sales comparison approach was used in estimating the fair value of the land acquired. The Company determined that these valuation methodologies are classified within Level 3 of the fair value hierarchy. The significant assumptions used in these methodologies include stabilized net operating income, income growth rates, market lease rates, discount rates, terminal capitalization rates, planned capital expenditures, and estimates of future cash flows at the respective properties.

Under the direct capitalization method, the Company derived a normalized net operating income and applied an appropriate terminal capitalization rate for each property. The estimates of normalized net operating income are based on a number of factors, including historical operating results, market lease rates, known and anticipated trends, and market and economic conditions. Terminal capitalization rates utilized to derive these fair values ranged from 5.50% to 7.50%.

The discounted cash flow analyses were based on estimated future cash flows that employ discount rates, terminal capitalization rates and planned capital expenditures. These estimates approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors, including historical operating results, market lease rates, income growth rates, known and anticipated trends, and market and economic conditions. Terminal capitalization rates and discount rates utilized to estimate fair values ranged from 5.50% to 7.50% and 6.00% to 8.25%, respectively.

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. The fair value of any tangible real estate assets acquired is determined by valuing the building as if

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

it were vacant, and the fair value is then allocated to buildings and improvements. In allocating the purchase price to identified intangible assets and liabilities of acquired properties, the value of above-market and below-market leases is estimated based on the difference between the contractual amounts, including fixed rate below-market lease renewal options, and management’s estimate of the market lease rates and other lease provisions discounted over a period equal to the estimated remaining term of the lease using an appropriate discount rate. In determining the value of in-place leases, management considers current market conditions, market lease rates, costs to execute new or similar leases and carrying costs during the expected lease-up period from vacant to existing occupancy. The Company determined that these valuation methodologies are classified within Level 2 and Level 3 of the fair value hierarchy.

The following table summarizes the purchase price allocation based on the Company's initial valuation and subsequent adjustments, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Purchase Price Allocation
Land	$312,343
Building and improvements	1,343,156
In-place leases	220,231
Above-market leases	12,861
Real estate assets	1,888,591
Investments in and advances to real estate joint ventures	433,345
Investments in and advances to other investments	12,672
Operating lease right-of-use assets, net	6,128
Accounts receivable and other assets	57,529
Total assets acquired	2,398,265

Notes payable	(821,500)
Accounts payable and other liabilities	(53,213)
Operating lease liabilities	(13,506)
Below-market leases	(67,586)
Total liabilities assumed	(955,805)

Total purchase price	$1,442,460

The following table details the weighted average useful lives, in years, of the purchase price allocated to real estate and related intangible assets and liabilities acquired arising from the RPT Merger:

Weighted Average Useful Life (in Years)
Land	n/a
Buildings	50.0
Building improvements	45.0
Tenant improvements	3.9
In-place leases	3.1
Above-market leases	3.7
Below-market leases	22.1
Operating right-of-use assets	81.3

Since the date of the Merger through December 31, 2024, the revenue and net income from RPT included in the Company’s Consolidated Statements of Income are $178.6 million and $13.4 million (excluding $25.2 million of Merger charges), respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Pro forma Information (Unaudited)

The pro forma financial information set forth below is based upon the Company’s historical Consolidated Statements of Income for the years ended December 31, 2024 and 2023, adjusted to give effect to these properties acquired as of January 1, 2023. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods. Amounts are presented in millions.

	Year Ended December 31,
	2024	2023
Revenues from rental properties, net	$2,019.1	$1,945.7
Net income (1)	$444.7	$654.1
Net income available to the Company’s common shareholders (1)	$401.0	$606.9

(1)
The pro forma net income for the year ended December 31, 2024 was adjusted to exclude $25.2 million of Merger charges, while the pro forma net income for the year ended December 31, 2023 was adjusted to include $25.2 million of Merger charges incurred.
3.
Real Estate:

The Company’s components of Real estate, net consist of the following (in thousands):

	December 31,
	2024	2023
Land:
Developed land	$4,483,219	$4,166,475
Undeveloped land	8,980	5,458
Land held for development	5,997	5,864
Total land	4,498,196	4,177,797
Buildings and improvements:
Buildings	11,542,812	10,312,001
Building improvements	2,449,924	2,213,248
Tenant improvements	1,387,142	1,158,919
Fixtures and leasehold improvements	45,417	41,055
Above-market leases	183,599	170,513
In-place leases	1,063,482	864,261
Total buildings and improvements	16,672,376	14,759,997
Real estate	21,170,572	18,937,794
Accumulated depreciation and amortization (1)	(4,360,239)	(3,842,869)
Total real estate, net	$16,810,333	$15,094,925

(1)
The Company had accumulated amortization relating to in-place leases and above-market leases aggregating $858,309 at December 31, 2024 and $751,215 at December 31, 2023.

In addition, at December 31, 2024 and 2023, the Company had intangible liabilities relating to below-market leases from property acquisitions of $366.9 million and $330.6 million, respectively, net of accumulated amortization of $287.8 million and $260.8 million, respectively. These amounts are included in the caption Other liabilities on the Company’s Consolidated Balance Sheets.

The Company’s amortization associated with above-market and below-market leases for the years ended December 31, 2024, 2023 and 2022 resulted in net increases to revenue of $25.2 million, $17.3 million and $13.6 million, respectively. The Company’s amortization expense associated with in-place leases, which is included in depreciation and amortization, for the years ended December 31, 2024, 2023 and 2022 was $133.7 million, $94.7 million and $118.1 million, respectively.

The estimated net amortization income/(expense) associated with the Company’s above-market and below-market leases and in-place leases for the next five years are as follows (in millions):

	2025	2026	2027	2028	2029
Above-market and below-market leases amortization, net	$17.2	$15.7	$15.5	$15.6	$15.6
In-place leases amortization	$(99.1)	$(70.7)	$(51.4)	$(37.7)	$(22.5)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.
Property Acquisitions:

Acquisition/Consolidation of Operating Properties

During the year ended December 31, 2024, the Company acquired Waterford Lakes Town Center, which was comprised of 701,941 square feet of GLA, located in Orlando, Florida, for a purchase price of $322.0 million, including the assumption of a $164.6 million mortgage loan.

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

(1)
Other includes the Company’s previously held equity investments in the Prudential Investment Program and net gains on change in control. The Company evaluated these transactions pursuant to the FASB’s Consolidation guidance and as a result, recognized gains on change in control of interest of $7.7 million, in aggregate, resulting from the fair value adjustments associated with the Company’s previously held equity interests, which are included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income. The Company previously held an ownership interest of 15.0% in these property interests. See Footnote 7 of the Notes to Consolidated Financial Statements.
(2)
During March 2023, the Company received a parcel as consideration resulting from the exercise of a termination option of an operating lease.

Included in the Company’s Consolidated Statements of Income are $8.0 million and $20.5 million in total revenues from the date of acquisition through December 31, 2024 and 2023, respectively, for operating properties acquired during each of the respective years.

Purchase Price Allocations

The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocations for properties acquired/consolidated during the years ended December 31, 2024 and 2023, are as follows (in thousands):

	Allocation as of December 31, 2024	Weighted- Average Useful Life (in Years)	Allocation as of December 31, 2023	Weighted- Average Useful Life (in Years)
Land	$51,669	n/a	$109,116	n/a
Buildings	209,882	50.0	166,067	50.0
Building improvements	14,754	45.0	23,846	45.0
Tenant improvements	13,730	7.5	22,675	6.3
In-place leases	43,173	6.0	47,805	5.2
Above-market leases	6,807	7.5	4,981	6.7
Below-market leases	(15,884)	9.8	(29,271)	23.7
Other assets	-	-	1,777	n/a
Other liabilities	-	-	(968)	n/a
Net assets acquired/consolidated	$324,131		$346,028

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

5.
Dispositions of Real Estate:

The table below summarizes the Company’s disposition activity relating to operating properties and parcels, in separate transactions (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Aggregate sales price/gross fair value (1) (2) (3)	$255.1	$214.2	$191.1
Gain on sale of properties (4)	$1.3	$75.0	$15.2
Number of operating properties sold/deconsolidated (2)	11	6	9
Number of parcels sold	10	13	13

(1)
During 2024, the Company provided seller financing totaling $175.4 million related to the sale of nine operating properties. See Footnote 12 of the Notes to Consolidated Financial Statements for mortgage receivable loan disclosure.
(2)
During 2023, the Company contributed a land parcel and related entitlements, located in Admore, PA, into a preferred equity investment with a gross value of $19.6 million. As a result, the Company no longer consolidates this land parcel and has a non-controlling interest in this investment. See Footnote 8 of the Notes to Consolidated Financial Statements for preferred equity investment disclosure.
(3)
During 2023, the Company provided seller financing of $25.0 million related to the sale of an operating property located in Gresham, OR. See Footnote 12 of the Notes to Consolidated Financial Statements for mortgage receivable loan disclosure.
(4)
For the years ended December 31, 2024, 2023 and 2022, amounts are before noncontrolling interests of $0.1 million, $1.8 million, and $1.7 million, respectively, and taxes of $0.2 million, $1.6 million and $1.2 million, respectively, after utilization of net operating loss carryforwards.
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

The Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions and/or the property hold period resulted in the Company recognizing impairment charges for the years ended December 31, 2024, 2023 and 2022 as follows (in millions):

	2024	2023	2022
Properties marketed for sale (1) (2)	$4.5	$14.0	$21.6
Other impairments	-	-	0.4
Total impairment charges	$4.5	$14.0	$22.0

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
(2)
Includes impairment charges of $19.2 million, before noncontrolling interests of $16.0 million, related to five properties during the year ended December 31, 2022.

The Company also recognized its share of impairment charges related to certain properties within various unconsolidated joint ventures in which the Company holds noncontrolling interests. The Company’s share of these impairment charges were $0.1 million, $1.0 million and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income (see Footnote 7 of the Notes to Consolidated Financial Statements).

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

7.
Investment in and Advances to Real Estate Joint Ventures:

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at December 31, 2024 and 2023 (in millions, except number of properties):

	Noncontrolling	The Company's Investment
	Ownership Interest	December 31,
Joint Venture	December 31, 2024	2024	2023
Prudential Investment Program	15.0%	$133.3	$138.7
Kimco Income Opportunity Portfolio (“KIR”)	52.1%	289.1	286.3
R2G Venture LLC (“R2G”) (1)	51.5%	411.8	-
Canada Pension Plan Investment Board (“CPP”)	55.0%	202.8	204.6
Other Institutional Joint Ventures	Various	237.7	247.5
Other Joint Venture Programs (2)	Various	213.0	210.7
Total*		$1,487.7	$1,087.8

* Representing 116 property interests, 48 other property interests and 25.1 million square feet of GLA, as of December 31, 2024, and 104 property interests and 21.1 million square feet of GLA, as of December 31, 2023.

(1)
In connection with the RPT Merger, the Company acquired ownership in an unconsolidated joint venture with an affiliate of GIC Private Limited, which had a fair market value of $425.9 million at the time of Merger, representing 13 property interests.
(2)
In connection with the RPT Merger, the Company acquired ownership in an unconsolidated joint venture, which had a fair market value of $7.4 million at the time of Merger, representing 49 other property interests.

The table below presents the Company’s share of net income for the above investments, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2024	2023	2022
Prudential Investment Program (1)	$11.9	$16.4	$9.6
KIR	36.6	34.7	70.3
R2G	9.0	-	-
CPP	9.9	8.7	10.6
Other Institutional Joint Ventures	3.7	2.6	7.0
Other Joint Venture Programs	12.7	9.9	12.0
Total	$83.8	$72.3	$109.5

(1)
During 2022, the Prudential Investment Program recognized an impairment charge on a property of $15.1 million, of which the Company’s share was $2.3 million.

During 2024, certain of the Company’s real estate joint ventures disposed of an operating property and other property interest, in separate transactions, for an aggregate sales price of $19.2 million. These transactions resulted in an aggregate net gain to the Company of $1.4 million for the year ended December 31, 2024.

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

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2024 and 2023 (dollars in millions):

	December 31, 2024			December 31, 2023
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$268.5	5.47%	19.6	$291.6	6.00%	24.6
KIR	273.9	5.82%	27.2	273.4	5.82%	39.2
R2G (1)	68.7	2.90%	74.6	-	-	-
CPP	80.6	4.88%	19.0	81.9	5.12%	31.0
Other Institutional Joint Ventures	234.7	5.76%	23.7	234.1	5.76%	35.7
Other Joint Venture Programs (2)	547.3	4.98%	40.8	367.9	4.44%	59.6
Total	$1,473.7			$1,248.9

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

Unconsolidated Significant Subsidiaries

The Company holds a 52.1% noncontrolling limited partnership interest in KIR, which the Company determined under Rule 4-08(g) of Regulation S-X was significant under the income and revenue tests for the year ended December 31, 2022 and requires summarized financial information. The Company has a master management agreement whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the KIR joint venture properties. The following table shows summarized financial information for KIR, as follows (in millions):

	December 31,
	2024	2023
Assets:
Real estate, net	$659.3	$669.2
Other assets, net	90.8	67.5
Total Assets	$750.1	$736.7
Liabilities and Members’ Capital:
Notes payable, net	$273.9	$273.4
Other liabilities	14.1	15.9
Accumulated other comprehensive income	4.2	0.6
Members’ capital	457.9	446.8
Total Liabilities and Members’ Capital	$750.1	$736.7

	Year Ended December 31,
	2024	2023	2022
Revenues, net	$179.3	$174.1	$182.5
Operating expenses	(47.2)	(46.7)	(48.2)
Depreciation and amortization	(40.3)	(38.5)	(39.4)
Gain on sale of properties	-	-	76.2
Interest expense	(16.8)	(16.8)	(15.5)
Other expense, net	-	(0.6)	(1.2)
Net income	$75.0	$71.5	$154.4

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Summarized financial information for the Company’s investment in and advances to all other real estate joint ventures is as follows (in millions):

	December 31,
	2024	2023
Assets:
Real estate, net	$4,260.0	$3,156.2
Other assets, net	231.4	251.6
Total Assets	$4,491.4	$3,407.8

Liabilities and Members’ Capital:
Notes payable, net	$309.2	$159.9
Mortgages payable, net	890.6	815.6
Other liabilities	119.4	70.9
Accumulated other comprehensive income	2.4	5.1
Noncontrolling interests	-	34.4
Members’ capital	3,169.8	2,321.9
Total Liabilities and Members’ Capital	$4,491.4	$3,407.8

	Year Ended December 31,
	2024	2023	2022
Revenues, net	$498.2	$378.4	$395.2
Operating expenses	(161.2)	(126.6)	(126.9)
Impairment charges	(0.1)	(17.8)	(21.1)
Depreciation and amortization	(163.2)	(108.2)	(119.0)
Gain on sale of properties	7.7	48.0	24.7
Interest expense	(70.7)	(55.4)	(38.6)
Other income/(expense), net	3.3	(6.4)	(6.2)
Net income	$114.0	$112.0	$108.1

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include investments in certain real estate joint ventures totaling $5.1 million at December 31, 2024 and 2023. The Company has varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. Generally, such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE. As of December 31, 2024 and 2023, the Company’s carrying value in these investments was $1.5 billion and $1.1 billion, respectively.

8.
Other Investments:

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program, which is included in Other investments on the Company’s Consolidated Balance Sheets. In addition, the Company has invested capital in structured investments, which are primarily accounted for on the equity method of accounting. As of December 31, 2024, the Company’s other investments were $107.3 million, of which the Company’s net investment under the Preferred Equity program was $70.1 million. As of December 31, 2023, the Company’s Other investments were $144.1 million, of which the Company’s net investment under the Preferred Equity program was $104.1 million. During 2024, 2023 and 2022, the Company recognized equity in income of $13.8 million, $11.1 million and $16.9 million, respectively, from its preferred equity investments.

During 2024, the Company converted its $50.2 million preferred equity investment into mezzanine loan financing for a property in San Antonio, TX. In addition, the Company acquired the outstanding senior mortgage loan of $146.2 million encumbering the property. See Footnote 12 of the Notes to Consolidated Financial Statements for mortgage and other financing receivable disclosure.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2024, these preferred equity investment properties had non-recourse mortgage loans aggregating $93.3 million. These loans have scheduled maturities ranging from six months to 4.5 years and bear interest at rates ranging from Secured Overnight Financing Rate ("SOFR") plus 230 basis points (6.80% as of December 31, 2024) to 8.34%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

9.
Marketable Securities:

The amortized cost and unrealized (losses)/gains, net of marketable securities as of December 31, 2024 and 2023, are as follows (in thousands):

	December 31,
	2024	2023
Marketable securities:
Amortized cost	$2,302	$40,110
Unrealized (losses)/gains, net	(12)	289,947
Total fair value	$2,290	$330,057

The Company’s net (losses)/gains on marketable securities and dividend income for the years ended December 31, 2024, 2023 and 2022, are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
(Loss)/gain on marketable securities, net	$(27,679)	$21,262	$(315,508)
Dividend income (included in Other income, net and Special dividend income)	$1,705	$202,749	$18,002

The portion of unrealized (losses)/gains on marketable securities for the period that relates to marketable securities still held at the reporting date (in thousands):

	Year Ended December 31,
	2024	2023	2022
(Loss)/gain on marketable securities, net	$(27,679)	$21,262	$(315,508)
Less: Net loss/(gain) recognized related to marketable securities sold	27,652	10,614	(15,120)
Unrealized (loss)/gain related to marketable securities still held	$(27)	$31,876	$(330,628)

Albertsons Companies, Inc. (“ACI”) –

During 2024, the Company sold its remaining 14.2 million shares of common stock of Albertsons Companies Inc. (“ACI”), generating net proceeds of $299.1 million. For tax purposes, the Company recognized a long-term capital gain of $288.7 million during 2024. The Company retained the proceeds from the ACI stock sale and applied available deductions to offset a portion of the gain from the sale and as a result, recorded $26.1 million of federal and state income tax expense.

During 2023, the Company received a $194.1 million special dividend payment on its shares of ACI common stock and recognized this as Special dividend income on the Company’s Consolidated Statements of Income. As a result, the Company’s Board of Directors declared a $0.09 per share of common stock special cash dividend to maintain distribution requirements as a REIT. This special dividend was paid on December 21, 2023, to shareholders of record on December 7, 2023.

In addition, during 2023, the Company sold 14.1 million shares of ACI common stock, generating net proceeds of $282.3 million. For tax purposes, the Company recognized a long-term capital gain of $241.2 million. The Company retained the proceeds from this stock sale for general corporate purposes and paid federal and state taxes of $60.9 million on the taxable gain.

During 2022, the Company sold 11.5 million shares of ACI common stock, generating net proceeds of $301.1 million. For tax purposes, the Company recognized a long-term capital gain of $251.5 million. The Company elected to retain the proceeds for this stock sale for general corporate purposes and paid federal and state taxes of $57.2 million on the taxable gain.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

10.
Accounts and Notes Receivable:

The components of Accounts and notes receivable, net of potentially uncollectible amounts as of December 31, 2024 and 2023, are as follows (in thousands):

	December 31,
	2024	2023
Billed tenant receivables	$23,011	$30,444
Unbilled common area maintenance, insurance and tax reimbursements	67,010	55,499
Other receivables	15,865	10,086
Straight-line rent receivables	234,583	211,588
Total accounts and notes receivable, net	$340,469	$307,617

11.
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

The disaggregation of the Company’s lease income, which is included in Revenue from rental properties, net on the Company’s Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the years ended December 31, 2024, 2023 and 2022, was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease income:
Fixed lease income (1)	$1,615,352	$1,409,609	$1,353,024
Variable lease income (2)	399,627	354,093	339,722
Above-market and below-market leases amortization, net	25,205	17,253	13,591
Adjustments for potentially uncollectible lease income or disputed amounts	(21,119)	(13,898)	4,511
Total lease income	$2,019,065	$1,767,057	$1,710,848

(1)
Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)
Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.

Base rental revenues and fixed-rate expense reimbursements from rental properties are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis for the years ended December 31, 2024, 2023 and 2022 was $23.2 million, $22.5 million and $33.8 million, respectively.

The Company is primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2089. The Company, in turn, leases premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from five to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants’ sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels and percentage rents comprised 98% of total revenues from rental properties for each of the three years ended December 31, 2024, 2023 and 2022.

The minimum revenues expected to be received by the Company from rental properties under the terms of all non-cancelable tenant leases for future years, assuming no new or renegotiated leases are executed for such premises and excluding variable lease payments, are as follows (in millions):

	2025	2026	2027	2028	2029	Thereafter
Minimum revenues	$1,560.2	$1,432.5	$1,238.2	$1,022.6	$796.2	$3,574.2

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from less than one year to 80.3 years, some of which include options to extend the terms for up to an additional 60 years.

In connection with the RPT Merger, the Company obtained a $13.5 million operating right-of-use asset (excluding an intangible right-of-use asset of $7.4 million) in exchange for a new operating lease liability related to a property under an operating ground lease agreement. In addition, the Company obtained a finance intangible right-of-use asset of $6.8 million (which is included in Other assets on the Company’s Consolidated Balance Sheets).

The Company also has three properties under finance ground lease agreements that consist of variable lease payments with a bargain purchase option. As of December 31, 2024, the finance right-of-use assets of $33.0 million are included in Other assets on the Company’s Consolidated Balance Sheets and finance lease liabilities of $24.2 million are included in Other liabilities on the Company’s Consolidated Balance Sheets. During the three months ended December 2024, the Company exercised its call option to purchase two properties under finance ground lease agreements for an aggregate purchase price of $24.2 million, which was completed in January 2025.

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating and finance leases as of December 31, 2024 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	30.4	-
Weighted-average discount rate	6.79%	6.00%

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease cost:
Finance lease cost	$1,459	$1,261	$1,294
Operating lease cost	15,107	14,736	12,994
Variable lease cost	2,300	2,241	4,143
Total lease cost	$18,866	$18,238	$18,431

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating and financing lease liabilities (in thousands):

Year Ending December 31,
	Operating Leases	Financing Leases
2025	$12,092	$24,167
2026	11,466	-
2027	11,191	-
2028	11,209	-
2029	10,391	-
Thereafter	255,629	-
Total minimum lease payments	$311,978	$24,167

Less imputed interest	(194,779)	-
Total lease liabilities (1)	$117,199	$24,167

(1)
Operating lease liabilities are included in Operating lease liabilities and financing lease liabilities are included in Other liabilities on the Company’s Consolidated Balance Sheets.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

12.
Other Assets:

Mortgage and Other Financing Receivables

The Company has various mortgage and other financing receivables, which consist of loans acquired and loans originated by the Company. As of December 31, 2024 and 2023, the Company had mortgage and other financing receivables, net of allowance for credit losses of $445.0 million and $130.7 million, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recognized mortgage and other financing income, net of credit losses, of $29.5 million, $12.0 million and $14.4 million, respectively, which is included in Other income, net on the Company’s Consolidated Statements of Income. For a complete listing of the Company’s mortgage and other financing receivables at December 31, 2024, see Financial Statement Schedule IV included in this Annual Report on Form 10-K.

During 2024, the Company (i) provided $202.8 million of mortgage and other financing loans, (ii) issued $175.1 million of seller financing related to the sale of nine operating properties which were acquired in conjunction with the RPT Merger, (iii) provided $50.2 million of mortgage loan financing related to the Company’s previously held preferred equity investment and (iv) collected $108.3 million of mortgage and other financing receivables.

The following table presents the change in the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022, respectively (dollars in thousands):

	2024	2023	2022
Balance at January 1,	$1,300	$1,300	$1,300
Provision for credit losses	5,500	-	-
Balance at December 31,	$6,800	$1,300	$1,300

Software Development Costs

As of December 31, 2024 and 2023, the Company had unamortized software development costs of $14.9 million and $18.2 million, respectively. The Company expensed $4.5 million, $4.5 million and $3.5 million in amortization of software development costs during the years ended December 31, 2024, 2023 and 2022, respectively.

13.
Notes Payable:

As of December 31, 2024 and 2023, the Company’s Notes payable, net consisted of the following, excluding extension options (dollars in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,		Maturity Date at
	2024	2023	2024	2023	December 31, 2024
Senior unsecured notes (1)	$7,156.8	$7,303.0	1.90% - 6.88%	1.90% - 6.88%	Feb-2025 – Oct-2049
Unsecured term loans	860.0	-	4.58% - 4.78%	n/a	Jan-2026 – Feb-2028
Unsecured Credit Facility (2)	-	-	n/a	n/a	Mar-2027
Fair value debt adjustments, net	12.9	24.9	n/a	n/a	n/a
Deferred financing costs, net (3)	(65.0)	(65.0)	n/a	n/a	n/a
	$7,964.7	$7,262.9	3.86%*	3.66%*

* Weighted-average interest rate

(1)
In February 2025, the Company repaid $500.0 million of 3.30% senior unsecured notes upon maturity.
(2)
Accrues interest at a rate of Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), as defined, plus 68.5 and 75.5 basis points as of December 31, 2024 and 2023, respectively.
(3)
As of December 31, 2024 and 2023, the Company had $4.8 million and $6.7 million, respectively, of deferred financing costs, net related to the Credit Facility that are included in Other assets on the Company’s Consolidated Balance Sheets.

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

(1)
The Company fully repaid these unsecured notes in January 2024 and incurred a make-whole charge of $0.3 million resulting from this early repayment of these notes, which are included in Merger charges on the Company’s Consolidated Statements of Income.
(2)
The Company entered into a Seventh Amended and Restated Credit Agreement, through which the assumed term loans were terminated (fully repaid) and new term loans were issued to replace the assumed loans. The new term loans retained the amounts and maturities of the assumed term loans, however the rates (Adjusted Term SOFR plus 90.5 basis points and fluctuates based on credit rating profile and achieving sustainability metric targets, as described in the agreement) and covenants were revised to match those within the Company’s Credit Facility. As of December 31, 2024, the interest rate on these term loans is Adjusted Term SOFR plus 81.0 basis points after reductions for sustainability metrics achieved and an upgraded credit rating profile. The Company entered into 20 swap rate agreements with various lenders swapping the interest rates to all-in fixed rates (ranging from 4.5793% to 4.7801% as of December 31, 2024). See Footnote 15 of the Notes to Consolidated Financial Statements for interest rate swap disclosure.

During the years ended December 31, 2024 and 2023, the Company issued the following senior unsecured notes (dollars in millions):

Date Issued	Amount Issued	Interest Rate	Maturity Date
Sept-24	$500.0	4.850%	Mar-35
Oct-23	$500.0	6.400%	Mar-34

During the year ended December 31, 2024, the Company fully repaid the following notes payables (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Unsecured note	Jan-24	$246.2	4.45%	Jan-24
Unsecured note	Mar-24	$400.0	2.70%	Mar-24

The scheduled maturities of all notes payable, excluding unamortized fair value debt adjustments of $12.9 million and unamortized debt issuance costs of $65.0 million, as of December 31, 2024, were as follows (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Principal payments	$740.5	$823.0	$583.7	$519.6	$550.0	$4,800.0	$8,016.8

The Company’s supplemental indentures governing its Senior Unsecured Notes contain covenants whereby the Company is subject to maintaining (a) certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, (b) certain debt service ratios and (c) certain asset to debt ratios. In addition, the Company is restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined therein, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations. The Company was in compliance with all of the covenants as of December 31, 2024.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Credit Facility

On September 9, 2024, Fitch Ratings assigned the Company a rating of A- for its senior unsecured debt, assigned a BBB credit rating for its preferred stock, and assigned its ‘Stable’ rating outlook. As a result, the Company achieved certain interest rate reductions and facility fee reductions for its Credit Facility and certain unsecured term loans.

The Company has a $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility is guaranteed by the Parent Company. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus an applicable spread determined by the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets, as defined in the agreement. As of December 31, 2024, the interest rate on the Credit Facility is Adjusted Term SOFR plus 68.5 basis points (5.21% as of December 31, 2024) after reductions for sustainability metrics achieved and an upgraded credit rating profile. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of December 31, 2024, the Credit Facility had no outstanding balance, no appropriations for letters of credit, and the Company was in compliance with its covenants.

Term Loan Credit Facility

On January 2, 2024, the Company entered into a new $200.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) pursuant to a credit agreement, which matures in January 2026, with three one-year extension options. The Term Loan Credit Facility accrues interest at a spread (currently 80.0 basis points after reductions for an upgraded credit rating profile) to the Adjusted Term SOFR Rate (as defined in the credit agreement), that fluctuates in accordance with changes in the Company’s senior debt ratings. In addition, during 2024, the Company amended the Term Loan Credit Facility, in separate transactions, to increase the aggregate principal amount from $200.0 million to $550.0 million. The additional $350.0 million is subject to the same terms as the existing Term Loan Credit Facility. As of December 31, 2024, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the $550.0 million Term Loan Credit Facility to an all-in fixed rate of 4.6122%. See Footnote 15 of the Notes to Consolidated Financial Statements for interest rate swap disclosure.

14.
Mortgages Payable:

Mortgages, collateralized by certain shopping center properties (see Financial Statement Schedule III included in this annual report on Form 10-K), are generally due in monthly installments of principal and/or interest.

As of December 31, 2024 and 2023, the Company’s Mortgages payable, net consisted of the following (dollars in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,		Maturity Date at
	2024	2023	2024	2023	December 31, 2024
Mortgages payable	$498.1	$355.7	3.33% - 7.08%	3.33% - 7.23%	Feb-2025 – Jun-2031
Fair value debt adjustments, net	(0.6)	(0.6)	n/a	n/a	n/a
Deferred financing costs, net	(1.1)	(1.2)	n/a	n/a	n/a
	$496.4	$353.9	4.39%*	4.22%*

* Weighted-average interest rate

During 2024, the Company (i) assumed $164.6 million of non-recourse mortgage debt through the acquisition of an operating property and (ii) repaid $11.8 million of mortgage debt that encumbered three operating properties.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of $0.6 million and unamortized debt issuance costs of $1.1 million, as of December 31, 2024, were as follows (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Principal payments	$76.4	$11.0	$42.7	$117.7	$238.6	$11.7	$498.1

15.
Derivatives:

Derivative Instruments & Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity, and credit risks, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may use derivatives to manage exposures that arise from changes in interest rates and limits the risk by following established risk management policies and procedures, including the use of derivatives.

During 2024, the Company entered into 26 interest rate swap agreements with notional amounts aggregating to $860.0 million. The Company did not enter into any interest rate swap agreements during 2023 and 2022. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. As of December 31, 2024, all interest rate swaps were deemed effective and are therefore included within AOCI. As of December 31, 2024, the Company expects approximately $3.1 million of accumulated comprehensive income on derivative instruments to be reclassified into earnings as a reduction to interest expense during the next 12 months.

The following table summarizes the terms and fair value of the Company’s derivative financial instruments as of December 31, 2024 (amounts in thousands):

Instrument	Number of Swap Agreements	Associated Debt Instrument	Effective Date	Maturity Date	Notional Amount (1)	Fair Value (2)
Interest rate swap	1	$200.0 Million Term Loan	Jan-24	Jan-29	$200,000	$2,628
Interest rate swaps	3	$50.0 Million Term Loan	Jan-24	Nov-26	50,000	131
Interest rate swaps	3	$100.0 Million Term Loan	Jan-24	Feb-27	100,000	368
Interest rate swaps	7	$50.0 Million Term Loan	Jan-24	Aug-27	50,000	339
Interest rate swaps	7	$110.0 Million Term Loan	Jan-24	Feb-28	110,000	1,026
Interest rate swaps	4	$300.0 Million Term Loan	Jul-24	Jan-29	300,000	1,623
Interest rate swap	1	$50.0 Million Term Loan	Sept-24	Jan-29	50,000	1,124
					$860,000	$7,239

(1)
These interest rate swap agreements utilize a one-month SOFR CME index.
(2)
Included within Other assets on the Company’s Consolidated Balance Sheets. The Company classifies the interest rate swaps as Level 2 and the fair value of the interest rate swaps are measured on a recurring basis, see Footnote 18 of the Notes to Consolidated Financial Statements.

The table below details the location in the financial statements of the gain/(loss) recognized on interest rate swaps designated as cash flow hedges for the year ended December 31, 2024 (amounts in thousands):

Year Ended December 31, 2024
Amount of gain recognized in AOCI on interest rate swaps, net	$16,585
Amount reclassified from AOCI into income as Interest expense	$9,346
Total amount of Interest expense presented in the Consolidated Statements of Income in which the effects of cash flow hedges are being recorded	$(307,806)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company has interests in certain unconsolidated joint ventures, which have interest rate swaps. As of December 31, 2024 and 2023, the Company's share of the change in fair value of the cash flow hedges for interest payments was $3.8 million and $3.3 million, respectively, which is included within Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets.

Embedded Derivative Liability

The Company evaluates its financial instruments, including equity-linked financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in each reporting period as a component of Other income, net on the Company's Consolidated Statements of Income. The classification of freestanding derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

During 2022, the Company entered into an agreement to purchase a portfolio of eight properties for a sales price of $376.5 million, which were encumbered by $88.8 million of mortgage debt. The Company paid cash of $152.1 million and issued 6,104,831 preferred units (“Preferred Outside Partner Units”) and 678,306 common units (“Common Outside Partner Units”) with a value of $135.7 million to the sellers (collectively, the “Outside Partner Units”).

The transaction includes a call option for the Company to purchase the Outside Partner Units 10 years from the anniversary date of the agreement. The holders of the Outside Partner Units have a put option that would require the Company to purchase (i) 50% of the holder’s ownership interest after the first anniversary date, (ii) an additional 25% after the second anniversary date and (iii) the balance of the units after the third anniversary date. The put and call options cannot be separated from the noncontrolling interest. The noncontrolling interests associated with these units are classified in mezzanine equity as redeemable noncontrolling interests as a result of the put right available to the unit holders in the future, an event that is not solely in the Company’s control.

This arrangement included an embedded derivative which required separate accounting. The initial value of the embedded derivative was a liability of $56.0 million at the date of purchase. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability on issuance. The analysis reflects the contractual terms of the redeemable preferred and common units and the estimated probability and timing of underlying events, triggering the put and call options, are inputs used to determine the estimated fair value of the embedded derivative. The Company has determined the majority of the inputs used to value its embedded derivative fall within Level 3 of the fair value hierarchy, and, as a result, the fair value valuation of its embedded derivative held as of December 31, 2024 was classified as Level 3 in the fair value hierarchy and is required to be measured at fair value on a recurring basis (see Footnote 18 of the Notes to Consolidated Financial Statements). The embedded derivative liability was $19.9 million and $30.9 million at December 31, 2024 and 2023, respectively.

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

Noncontrolling interests

As of December 31, 2024, the Parent Company is the managing member of Kimco OP and owns 99.84% of the limited liability company. Noncontrolling OP Units are owned by third parties and certain officers and directors of the Company. In connection with the RPT Merger, the Parent Company issued 953,400 OP Units in Kimco OP, which were fully vested upon issuance and had a fair market value of $21.0 million. During 2024, the Parent Company granted to certain employees and directors 120,700 LTIP Units with time-based vesting requirements (“Time-Based LTIP Units”) and 474,611 LTIP Units, assuming the maximum target performance, with performance-based vesting requirements (“Performance-Based LTIP Units”). See Footnote 24 of the Notes to

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Consolidated Financial Statements for further disclosure. As of December 31, 2024, the Parent Company owned 99.84% of the outstanding OP Units in Kimco OP. The OP units are currently redeemable at the option of the holder (subject to restrictions agreed upon at the time of issuance of LTIP Units to certain holders that may restrict such redemption right for a period of time) for the Parent Company’s common stock at a ratio of 1:1 or cash at the option of the Parent Company. As of December 31, 2024, noncontrolling interests relating to the Noncontrolling OP units was $22.3 million and consisted of the following:

Type	Number of Units Remaining	Return Per Annum
Vested OP Units	953,242	Equal to the Company’s common stock dividend
Time-Based OP Units	120,700	Equal to the Company’s common stock dividend
Performance-Based OP Units	474,611	Dividend equivalent OP Units upon vesting

During 2024, the Company acquired the remaining outside partners’ interests in a consolidated property for a purchase price of $3.3 million. This transaction resulted in a decrease in Noncontrolling interests of $3.8 million and a corresponding decrease in Paid-in capital of $0.5 million on the Company’s Consolidated Balance Sheets.

The Company owns seven shopping center properties located throughout Puerto Rico. These properties were acquired in 2006 partially through the issuance of $158.6 million of non-convertible units and $45.8 million of convertible units. Noncontrolling interests related to these acquisitions totaled $233.0 million of units, including premiums of $13.5 million and a fair market value adjustment of $15.1 million (collectively, the "Units"). Since the acquisition date, the Company has redeemed a substantial portion of these units. As of December 31, 2024 and 2023, noncontrolling interests relating to the remaining units was $3.4 million and $4.7 million, respectively. These remaining units are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock, based upon the conversion calculation as defined in the agreement. The Units related annual cash distribution rates and related conversion features consisted of the following as of December 31, 2024:

Type	Par Value Per Unit	Number of Units Remaining	Return Per Annum
Class B-1 Preferred Units	$10,000	142	7.0%
Class C DownREIT Units	$30.52	35,493	Equal to the Company’s common stock dividend

The Company owns a shopping center located in Bay Shore, NY, which was acquired in 2006 with the issuance of 647,758 redeemable Class B Units at a par value of $37.24 per unit. The units accrue a return equal to the Company’s common stock dividend and are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock at a ratio of 1:1. These units are callable by the Company any time after April 3, 2028 and are included in Noncontrolling interests on the Company’s Consolidated Balance Sheets. The redemption value of these units is calculated using the 30-day weighted average closing price of the Company’s common stock prior to redemption. As of December 31, 2024 and 2023, noncontrolling interest relating to the remaining 377,837 Class B Units was $16.1 million.

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

The Company acquired two consolidated joint ventures structured as DownREIT partnerships. The Raleigh Limited Partnership had 1,813,615 units and the Madison Village Limited Partnership had 174,411 units, together which had an aggregate fair value of $41.7 million. These ventures allow the outside limited partners to redeem their interest in the partnership (at the Company’s option) in cash or for the Company’s common stock at a ratio of 1:1. The unit holders are entitled to a distribution equal to the dividend rate of the Company’s common stock. During 2023, all 174,411 outstanding units in the Madison Village Limited Partnership were redeemed for $3.0 million in cash. This transaction resulted in a net decrease in Noncontrolling interests of $3.7 million and a corresponding increase in Paid-in capital totaling $0.7 million, on the Company’s Consolidated Balance Sheets. As of December 31, 2024 and 2023, the aggregate redemption value of the remaining noncontrolling interests was $34.4 million and $34.9 million, respectively.

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

The Company owns eight shopping center properties located in Long Island, NY, which were acquired during 2022, partially through the issuance of $122.1 million of Preferred Outside Partner Units and $13.6 million of Common Outside Partner Units. The noncontrolling interest is classified as mezzanine equity and included in Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets as a result of the put right available to the unit holders, an event that is not solely in the Company’s control. During 2024, 1,481,597 Preferred Outside Partner Units and 355,227 Common Outside Partner Units were redeemed for cash of $38.2 million, in separate transactions. These transactions resulted in a net decrease in Redeemable noncontrolling interests of $27.2 million and a decrease in the embedded derivative liability in Other liabilities of $10.9 million on the Company’s Consolidated Balance Sheets. As of December 31, 2024, the Outside Partner Units related to these acquisitions total $57.7 million, including noncontrolling interests of $37.9 million and an embedded derivative liability associated with put and call options of these unitholders of $19.8 million. The Outside Partner Units related annual cash distribution rates and related conversion features consisted of the following as of December 31, 2024:

Type	Par Value Per Unit	Number of Units Remaining	Return Per Annum
Preferred Outside Partner Units	$20.00	2,496,707	3.75%
Common Outside Partner Units	$20.00	266,531	Equal to the Company’s common stock dividend

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Balance at January 1,	$72,277	$92,933
Net income	4,182	5,820
Distributions	(4,182)	(5,820)
Redemption/conversion of noncontrolling interests (1)	(27,442)	(21,070)
Adjustment to estimated redemption value	3,042	414
Balance at December 31,	$47,877	$72,277

(1)
Includes Preferred and Common Outside Partner Units, which were partially redeemed during 2024 and 2023 described above.
17.
Variable Interest Entities (“VIE”):

Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. Substantially all of the Parent Company's assets and liabilities are the assets and liabilities of Kimco OP. In addition, included within the Company’s operating properties at December 31, 2024 and 2023, are 29 and 30 consolidated entities, respectively, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At December 31, 2024, total assets of these VIEs were $1.7 billion and total liabilities were $161.6 million. At December 31, 2023, total assets of these VIEs were $1.8 billion and total liabilities were $180.9 million.

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

	December 31,
	2024	2023
Number of unencumbered VIEs	27	28
Number of encumbered VIEs	2	2
Total number of consolidated VIEs	29	30

Restricted Assets:
Real estate, net	$326.1	$379.8
Cash, cash equivalents and restricted cash	4.1	3.9
Accounts and notes receivable, net	3.4	3.6
Other assets	1.3	1.3
Total Restricted Assets	$334.9	$388.6

VIE Liabilities:
Mortgages payable, net	$85.1	$97.3
Accounts payable and accrued expenses	11.6	11.4
Operating lease liabilities	1.8	5.0
Other liabilities	63.1	67.2
Total VIE Liabilities	$161.6	$180.9

Unconsolidated Redevelopment Investment

Included in the Company’s preferred equity investments at December 31, 2024 is an unconsolidated development project which is a VIE for which the Company is not the primary beneficiary. This preferred equity investment was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by construction loan financing and the partners over the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of December 31, 2024 and 2023, the Company’s investment in this VIE was $37.6 million and $33.3 million, respectively, which is included in Other investments on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is the Company’s carrying value in this investment and its remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with construction loan financing or capital contributions from the Company and the outside partner in accordance with their respective ownership percentages if necessary.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table presents the carrying amount and estimated fair value of Company's financial instruments not measured at fair value as of December 31, 2024 and 2023 (in thousands):

		December 31, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Assets:
Mortgage and other financing receivables (1)	Level 3	$444,966	$443,234	$130,745	$122,323
Liabilities:
Notes payable, net (2)
Senior unsecured notes	Level 2	$7,106,835	$6,538,784	$7,262,851	$6,671,450
Unsecured term loans	Level 3	$857,903	$861,296	$-	$-
Mortgages payable, net (3)	Level 3	$496,438	$469,734	$353,945	$329,955

(1)
The carrying value includes allowance for credit losses of $6.8 million and $1.3 million as of December 31, 2024 and 2023, respectively.
(2)
The carrying value includes deferred financing costs of $65.0 million as of both December 31, 2024 and 2023.
(3)
The carrying value includes deferred financing costs of $1.1 million and $1.2 million as of December 31, 2024 and 2023, respectively.

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities, interest rate swap derivative assets/liabilities and embedded derivative liabilities. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, aggregated by the level of the fair value hierarchy within which those measurements fall (in thousands):

	Balance at December 31, 2024	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$2,290	$2,290	$-	$-
Interest rate swaps derivative assets	$7,239	$-	$7,239	$-
Liabilities:
Embedded derivative liability	$19,864	$-	$-	$19,864

	Balance at December 31, 2023	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$330,057	$330,057	$-	$-
Liabilities:
Embedded derivative liability	$30,914	$-	$-	$30,914

The significant unobservable input (Level 3 inputs) used in measuring the Company’s embedded derivative liability, which is categorized with Level 3 of the fair value hierarchy, is the discount rate of 6.40% as of December 31, 2024 and 2023.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below summarizes the change in the fair value of the embedded derivative liability for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Balance as of January 1,	$30,914	$56,000
Settlements	(10,920)	(22,446)
Change in fair value (included in Other income, net)	(130)	(734)
Change in fair value (included in Paid-in capital)	-	(1,906)
Balance as of December 31,	$19,864	$30,914

Assets measured at fair value on a non-recurring basis at December 31, 2023 are as follows (in thousands):

	Balance at December 31, 2023	Level 1	Level 2	Level 3
Real estate	$11,724	$-	$-	$11,724

During the year ended December 31, 2024 and 2023, the Company recognized impairment charges related to adjustments to property carrying values of $4.5 million and $14.0 million, respectively. The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers, which were less than the carrying value of the assets. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

19.
Segment Reporting:

The Company is an owner and operator of open-air, grocery-anchored shopping centers and mixed-used assets of which all the Company's properties are located within the U.S., inclusive of Puerto Rico. Management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or capital. The Company reviews and evaluates operating and financial data for each property on an individual basis. As a result, each of the Company's individual properties is a separate operating segment. The Company defines its reportable segments to be in accordance with the method of internal reporting and the manner in which the Company's chief operating decision maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages the Company's business. Accordingly, the Company aggregates its operating segments into a single reportable segment due to the similarities with regard to the nature and economics of its properties, tenants and operations, which are operated using consistent business strategies.

In accordance with ASC 280, the Company’s CODM has been identified as the Chief Executive Officer. The CODM evaluates the Company’s portfolio and assesses the ongoing operations and performance of its consolidated properties and the Company's share of unconsolidated joint venture operations. The accounting policies of the reportable segments are the same as the Company’s accounting policies. Net Operating Income ("NOI") is the primary performance measure reviewed by the Company’s CODM to assess operating performance and consists only of revenues and expenses directly related to real estate rental operations. NOI is calculated by deducting property operating expenses from lease revenues and other property related income. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. The Company’s calculation of NOI may not be directly comparable to similarly titled measures calculated by other REITs. The CODM does not review asset information as a measure to assess performance.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table presents accrual-based lease revenue and other property related income and operating expenses included in the Company's share of NOI for its consolidated and unconsolidated properties ("NOI at share") the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues	$2,019,065	$1,767,057	$1,710,848
Operating expenses
Rent	(16,837)	(15,997)	(15,811)
Real estate taxes	(261,700)	(231,578)	(224,729)
Operating and maintenance	(359,116)	(309,143)	(290,367)
Total operating expenses	(637,653)	(556,718)	(530,907)
NOI from unconsolidated real estate joint ventures	199,522	158,903	164,995
NOI at share	$1,580,934	$1,369,242	$1,344,936

The following table presents the reconciliation of NOI at share to Net income (in thousands):

	Year Ended December 31,
	2024		2023	2022
NOI at share	$1,580,934		$1,369,242	$1,344,936
Adjustments:
Management and other fee income	17,949		16,343	16,836
General and administrative	(138,140)		(136,807)	(119,534)
Impairment charges	(4,476)		(14,043)	(21,958)
Merger charges	(25,246)		(4,766)	-
Depreciation and amortization	(603,685)		(507,265)	(505,000)
Gain on sale of properties	1,274		74,976	15,179
Special dividend income	-		194,116	-
Other income, net	57,605		39,960	28,829
Loss/(gain) on marketable securities, net	(27,679)		21,262	(315,508)
Interest expense	(307,806)		(250,201)	(226,823)
Early extinguishment of debt charges	-	`	-	(7,658)
Provision for income taxes, net	(25,417)		(60,952)	(56,654)
Equity in income of joint ventures, net	83,827		72,278	109,481
Equity in income of other investments, net	9,821		10,709	17,403
NOI from unconsolidated real estate joint ventures	(199,522)		(158,903)	(164,995)
Net income	$419,439		$665,949	$114,534

20.
Preferred Stock, Common Stock and Convertible Unit Transactions:

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share, per share data and par values):

As of December 31, 2024
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,902	$222,543	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,465	261,636	5.250%	$1.31250	$1.00	12/20/2022
Class N (1)	1,849	1,439	71,934	7.250%	$3.62500	$1.00	N/A
		20,806	$556,113

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(1)
In connection with the RPT Merger, the Company issued 1,849 shares of Class N Preferred Stock with a par value of $1.00 per share, represented by 1,848,539 depositary shares, which had a fair market value of $105.6 million. The Class N Preferred Stock depositary shares are convertible by the holders at an exchange ratio of 2.3071 into the Company’s common shares or under certain circumstances by the Company’s election. As of December 31, 2024, the Class N Preferred Stock was potentially convertible into 3.3 million shares of common stock.

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

During January 2024, Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock through February 28, 2026. During the year ended December 31, 2024, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class N	80	$5

On November 4, 2024, the Company commenced a tender offer to purchase for cash any and all of its outstanding Class N Preferred Stock depositary shares at a price of $62.00 per depositary share, plus any accrued and unpaid dividends ("Class N Tender Offer"). Pursuant to the terms and conditions of the Class N Tender Offer, which expired on December 12, 2024, the Company repurchased 409,772 Class N depositary shares outstanding on December 16, 2024, for an aggregate cost of $26.7 million, of which $3.3 million was recognized as Preferred stock redemption charges on the Company’s Consolidated Statements of Income.

Voting Rights

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

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the affairs of the Company, preferred stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $25,000 per share of Class L Preferred Stock, $25,000 per share of Class M Preferred Stock, and $50,000 per share of Class N Preferred Stock ($25.00 per each Class L and Class M depositary share and $50.00 per Class N depositary share), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other capital stock that ranks junior to the preferred stock as to liquidation rights.

Common Stock

During February 2018, the Company established a common share repurchase program, which is scheduled to expire February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during 2024 and 2023. As of December 31, 2024, the Company had $224.9 million available under this common share repurchase program.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During September 2023, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may, from time to time, enter into separate forward sale agreements with one or more banks. The Company issued 5.4 million shares and received net proceeds after commissions and related expenses of $135.8 million under the ATM Program during the year ended December 31, 2024. As of December 31, 2024, the Company had $362.5 million available under this ATM Program.

The Company may, from time to time, repurchase shares of its common stock in amounts that offset new issuances of common stock relating to the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During 2024, 2023 and 2022, the Company repurchased 792,317, 761,149 and 567,450 shares, respectively, relating to shares of common stock surrendered to the Company to satisfy statutory minimum tax withholding obligations relating to the vesting of restricted stock awards under the Company’s equity-based compensation plans.

In connection with the RPT Merger, each RPT common share was converted into 0.6049 shares of newly issued Kimco common stock, resulting in approximately 53.0 million common shares being issued in connection with the RPT Merger.

Convertible Units

The Company has various types of convertible units that were issued in connection with the purchase of operating properties (see Footnote 16 of the Notes to Consolidated Financial Statements). The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2024, is $54.7 million. The Company has the option to settle such redemption in cash or shares of the Company’s common stock. If the Company exercised its right to settle in common stock, the unit holders would receive 2.3 million shares of common stock.

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Year Ended December 31,
	2024	2023	2022
Common Stock (1)	$0.97000	$1.02000	$0.84000
Class L Depositary Shares	$1.28125	$1.28125	$1.28125
Class M Depositary Shares	$1.31250	$1.31250	$1.31250
Class N Depositary Shares	$3.62500	$-	$-

(1)
During 2023, the Company’s Board of Directors declared a $0.09 per share of common stock special cash dividend to maintain distribution requirements as a REIT.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

21.
Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Acquisition of real estate interests:
Mortgages payable	$164,623	$-	$79,362
Accounts receivable and other assets	$5,264	$-	-
Accounts payable and other liabilities	$12,804	$-	$59,000
Noncontrolling interests	$125	$-	$-
Redeemable noncontrolling interests	$-	$-	$79,663
Lease modification	$-	$12,527	$-
Proceeds held in escrow through the sale of real estate interests	$-	$3,524	$-
Disposition of real estate interests through the issuance of mortgage and other financing receivables	$175,420	$25,000	$-
Decrease in other investments through the issuance of mortgage and other financing receivables	$50,219	$-	$-
Deconsolidation of real estate interests through contribution to other investments	$-	$19,618	$-
Surrender of common stock/units	$15,885	$16,327	$13,790
Declaration of dividends paid in succeeding period	$6,409	$5,308	$5,326
Capital expenditures accrual	$60,261	$30,892	$29,079
Lease liabilities arising from obtaining operating right-of-use assets	$1,448	$1,481	$-
Lease liabilities arising from obtaining financing right-of-use assets	$-	$3,161	$-
Decrease in embedded derivative liability from extinguishment	$-	$1,906	$-
Increase in redeemable noncontrolling interests' carrying amount, net	$3,220	$414	$-
Decrease in noncontrolling interests from redemption of units for common stock	$-	$-	$1,613
RPT Merger:
Real estate assets, net	$1,821,052	$-	$-
Investment in real estate joint ventures	$433,345	$-	$-
Investment in other investments	$12,672	$-	$-
Other assets and liabilities, net	$(3,109)	$-	$-
Notes payable	$(821,500)	$-	$-
Lease liabilities arising from obtaining operating right-of-use assets	$(13,506)	$-	$-
Non-controlling interest	$(20,975)	$-	$-
Preferred stock issued in exchange for RPT preferred shares	$(105,607)	$-	$-
Common stock issued in exchange for RPT common shares	$(1,166,775)	$-	$-
Consolidation of Joint Ventures:
Increase in real estate and other assets, net	$-	$54,345	$-
Increase in mortgages payable, other liabilities and noncontrolling interests	$-	$37,187	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Consolidated Balance Sheets to the Company’s Consolidated Statements of Cash Flows (in thousands):

	As of December 31, 2024	As of December 31, 2023
Cash and cash equivalents	$688,622	$780,518
Restricted cash	1,109	3,239
Total cash, cash equivalents and restricted cash	$689,731	$783,757

22.
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

Ripco

Ripco Real Estate Corp. (“Ripco”) business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohl’s and many others, providing real estate brokerage services and principal real estate investing. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Milton Cooper, Executive Chairman of the Board of Directors of the Company. During 2024, 2023 and 2022, the Company paid brokerage commissions of $0.6 million, $0.5 million and $0.3 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company.

Fifth Wall

Mary Hogan Preusse, a member of the Company’s Board of Directors, is a Senior Advisor at Fifth Wall. The Company holds an investment in the Fifth Wall’s Climate Technology Fund with a commitment of up to $25.0 million, of which $19.0 million has been funded as of December 31, 2024 and a cost method investment of $1.6 million within Fifth Wall’s Ventures SPV Fund as of December 31, 2024.

23.
Commitments and Contingencies:

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2024, these letters of credit aggregated $39.8 million.

Funding Commitments

The Company has other investments, including Fifth Wall discussed above, with funding commitments of $29.0 million, of which $20.0 million has been funded as of December 31, 2024.

Other

The Parent Company guarantees the unsecured debt instruments of Kimco OP. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments. See Footnote 13 of the Notes to Consolidated Financial Statements for these unsecured debt instruments.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2024, there were $16.2 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $36.2 million outstanding at December 31, 2024. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts the Company may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

In connection with the RPT Merger, the Company provides a guaranty for the payment of any debt service shortfalls on the City of Jacksonville Series 2005A bonds, which are tax increment revenue bonds issued in connection with a redevelopment project in Jacksonville, FL. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

life of the bonds, including principal and interest, are $3.4 million as of December 31, 2024. There have been no payments made by the Company under this guaranty agreement to date and the Company does not expect to make any payments over the life of the agreement.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of December 31, 2024.

24.
Incentive Plans:

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan (the “2010 Plan” and together with the 2020 Plan, the “Plan”) that expired in March 2020. The 2020 Plan provides for a maximum of 10.0 million shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, LTIP Units, stock payments and deferred stock awards. At December 31, 2024, the Company had 2.9 million shares of common stock available for issuance under the 2020 Plan.

The Company accounts for equity awards in accordance with FASB’s Compensation – Stock Compensation guidance which requires that all share-based payments to employees, including grants of employee stock options, restricted stock, performance shares and LTIP Units, be recognized in the Consolidated Statements of Income over the service period based on their fair values. Fair value of performance awards is determined using the Monte Carlo method, which is intended to estimate the fair value of the awards at the grant date. Fair value of restricted shares is based on the price on the date of grant.

The Company recognized expense associated with its equity awards of $34.9 million, $33.1 million and $26.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company had $46.0 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Stock Options

During 2024, 2023 and 2022, the Company did not grant any stock options. Information with respect to stock options outstanding under the 2010 Plan for the years ended December 31, 2023 and 2022 are as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2022	488,755	$21.48	$1.5
Exercised	(205,871)	$20.56	$0.8
Forfeited	(750)	$19.70
Options outstanding, December 31, 2022	282,134	$22.13	$-
Exercised	(173,038)	$21.54	$0.1
Forfeited	(109,096)	$21.61
Options outstanding, December 31, 2023	-	$-	$-
Options exercisable (fully vested)
December 31, 2022	282,134	$22.13	$-
December 31, 2023	-	$-	$-

Cash received from options exercised under the 2010 Plan was $3.7 million and $4.2 million for the years ended December 31, 2023 and 2022, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Restricted Stock

Information with respect to restricted stock under the Plan for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Restricted stock outstanding as of January 1,	2,746,116	2,605,970	2,347,608
Granted (1)	872,150	893,880	819,090
Vested	(848,930)	(740,866)	(511,772)
Forfeited	(23,452)	(12,868)	(48,956)
Restricted stock outstanding as of December 31,	2,745,884	2,746,116	2,605,970

(1)
The weighted-average grant date fair value for restricted stock issued during the years ended December 31, 2024, 2023 and 2022 were $19.47, $21.30 and $24.27, respectively.

Restricted shares have the same voting rights as the Company’s common stock and are entitled to a cash dividend per share equal to the Company’s common dividend which is taxable as ordinary income to the holder. For the years ended December 31, 2024, 2023 and 2022, the dividends paid on unvested restricted shares were $3.0 million, $3.1 million and $2.5 million, respectively.

Performance Shares

Information with respect to performance share awards under the Plan for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Performance share awards outstanding as of January 1,	989,860	1,004,040	1,052,100
Granted (1)	377,690	531,200	458,660
Vested (2)	(458,660)	(545,380)	(506,720)
Performance share awards outstanding as of December 31,	908,890	989,860	1,004,040

(1)
The weighted-average grant date fair value for performance shares issued during the years ended December 31, 2024, 2023 and 2022 were $18.14, $42.61 and $31.19, respectively.
(2)
For the years ended December 31, 2024, 2023 and 2022, the corresponding common stock equivalent of these vested awards were 465,540, 970,231 and 998,238 shares, respectively.

The more significant assumptions underlying the determination of fair values for these performance awards granted during 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Stock price	$19.53	$21.30	$24.27
Dividend yield (1)	-	-	-
Risk-free rate	4.39%	4.38%	1.72%
Volatility (2)	28.85%	44.89%	49.07%
Term of the award (years)	2.87	2.87	2.87

(1)
Total Shareholder Return, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)
Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

Other

The Company maintains a 401(k)-retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation, is fully vested and funded as of December 31, 2024. The Company’s contributions to the plan were $3.4 million, $2.7 million and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. In addition during 2023, the Company provided a discretionary match in the amount of $3.9 million to all participants in the 401(k)-retirement plan.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company recognized severance costs associated with employee retirements and terminations during the years ended December 31, 2024, 2023 and 2022, of $9.8 million (including $6.6 million of severance costs included in Merger charges on the Company's Consolidated Statements of Income), $0.4 million and $1.5 million, respectively.

Time-Based LTIP Units

During 2024, the Company granted to certain employees and directors 120,700 Time-Based LTIP Units with time-based vesting requirements and a weighted average grant-date fair value of $19.47 per unit that vest ratably over five years subject to continued employment. Compensation expense for these units is being recognized over a five-year period.

The aggregate grant-date fair value of the Time-Based LTIP Units for 2024 was $2.4 million. Granted Time-Based LTIP Units do not have direct redemption rights into shares of Company common stock, but any OP Units into which LTIP Units may be converted are entitled to redemption rights. The Time-Based LTIPs were valued based on the Company’s common stock closing share price on the date of grant.

Performance-Based LTIP Units

During 2024, the Company granted to certain employees 474,611 Performance-Based LTIP Units, assuming the maximum target performance, with performance-based vesting requirements and a weighted average grant-date fair value of $9.07 per unit.

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

The aggregate grant-date fair value of the Performance-Based LTIP Units for 2024 was $3.7 million, valued using Monte Carlo simulations based on the following significant assumptions:

2024
Stock price	19.53
Dividend yield (1)	-
Risk-free interest rate	4.39%
Volatility (2)	28.85%
Term of the award (years)	2.87

(1)
Total Shareholder Return, as used in the Performance-Based LTIP Unit computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)
Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.
25.
Defined Benefit Plan:

In August 2021, the Company assumed sponsorship of Weingarten Realty Investors’ noncontributory qualified cash balance retirement plan (“the Benefit Plan”) in connection with the merger with Weingarten Realty Investors. The Benefit Plan was frozen as of the date of the merger and subsequently terminated as of December 31, 2021. On March 28, 2023, the Internal Revenue Service (the “IRS”) issued a favorable determination letter for the termination of the Benefit Plan. As a result, the Company elected to settle the Benefit Plan’s obligations through third-party annuity payments, lump sum distributions and direct rollover of funds in an Individual Retirement Account (“IRA Rollovers”) based on elections made by the Benefit Plan’s participants.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table summarizes the measurement changes in the Benefit Plan’s projected benefit obligation, plan assets and funded status, as well as the components of net periodic benefit costs, including key assumptions, from January 1, 2023 through December 31, 2023 (in thousands):

2023
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$26,165
Interest cost	982
Settlement payments	(25,480)
Actuarial gain	(189)
Benefit payments	(1,478)
Benefit obligation at end of period	$-
Change in Plan Assets:
Fair value of plan assets at beginning of period	$40,586
Actual return on plan assets	1,299
Excess assets transfer	(14,927)
Settlement payments	(25,480)
Benefit payments	(1,478)
Fair value of plan assets at end of period	$-
Funded status at end of period (included in Accounts and notes receivable)	$-
Accumulated benefit obligation	$-
Net gain recognized in Accumulated other comprehensive income	$267

The components of net periodic benefit income/(cost), included in Other income, net in the Company’s Consolidated Statements of Income for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Interest cost	$(982)	$(1,052)
Expected return on plan assets	1,221	413
Amortization of net gain	-	37
Settlement gain	10,848	-
Total	$11,087	$(602)

26.
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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Reconciliation between GAAP Net Income and Federal Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024 (Estimated)	2023 (Actual)	2022 (Actual)
GAAP net income attributable to the Company	$410,785	$654,273	$125,976
GAAP net income attributable to TRSs	(1,084)	(30)	(5,042)
GAAP net income from REIT operations (1)	409,701	654,243	120,934
Federal income taxes	21,626	50,686	47,328
Net book depreciation in excess of tax depreciation	142,326	111,124	120,446
Deferred/prepaid/above-market and below-market rents, net	(41,444)	(30,740)	(38,479)
Fair market value debt amortization	(8,026)	(21,053)	(38,303)
Book/tax differences from executive compensation	30,018	31,169	23,248
Book/tax differences from equity awards	(3,780)	(7,157)	(7,846)
Book/tax differences from defined benefit plan	-	2,948	-
Book/tax differences from investments in and advances to real estate joint ventures	33,579	(20,271)	11,736
Book/tax differences from sale of properties and marketable equity securities	332,100	190,048	217,797
Book/tax differences from accounts receivable	4,702	(3,596)	(8,430)
Book adjustment to property carrying values and marketable equity securities	(28)	(24,206)	335,199
Taxable currency exchange (loss)/gain, net	-	(2,585)	198
Tangible property regulation deduction	(153,866)	(55,551)	(61,492)
GAAP change in ownership of joint venture interests	-	-	45,767
Dividends from TRSs	6,489	13	243
Severance accrual	1,276	(724)	(2,065)
Other book/tax differences, net (2)	20,904	11,228	2,115
Adjusted REIT taxable income (3)	$795,577	$885,576	$768,396

Certain amounts in the prior periods have been reclassified to conform to the current year presentation in the table above.

(1)
All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to noncontrolling interests and TRSs.
(2)
Includes merger related book/tax differences of $22.4 million and $3.4 million for the years ended December 31, 2024 and 2023, respectively.
(3)
Includes designated long term capital gain of $104.5 million, $241.2 million and $251.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, for which the Company elected to pay the associated corporate income taxes.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Characterization of Distributions

The following characterizes distributions paid for tax purposes for the years ended December 31, 2024, 2023 and 2022, (amounts in thousands):

	2024		2023		2022
Preferred L Dividends
Ordinary income	$7,755	68%	$11,432	100%	$9,657	84%
Capital gain	3,650	32%	-	-	1,839	16%
	$11,405	100%	$11,432	100%	$11,496	100%
Preferred M Dividends
Ordinary income	$9,340	68%	$13,749	100%	$11,615	84%
Capital gain	4,396	32%	-	-	2,212	16%
	$13,736	100%	$13,749	100%	$13,827	100%
Preferred N Dividends
Ordinary income	$3,766	68%	-	-	-	-
Capital gain	1,772	32%	-	-	-	-
	$5,538	100%	-	-	-	-
Common Dividends
Ordinary income	$443,473	68%	$622,885	99%	$418,725	81%
Capital gain	208,693	32%	-	-	82,711	16%
Return of capital	-	-	6,292	1%	15,508	3%
	$652,166	100%	$629,177	100%	$516,944	100%
Total dividends distributed for tax purposes	$682,845		$654,358		$542,267

For the years ended December 31, 2024, 2023 and 2022, the Company elected to retain the proceeds from the sale of ACI stock for general corporate purposes in lieu of distributing to its shareholders. The long-term capital gain inherent in the undistributed proceeds is allocated to, and reportable by, each shareholder, and each shareholder is also entitled to claim a federal income tax credit for its allocable share of the federal income tax paid by the Company. The allocable share of the long-term capital gain and the federal tax credit will be reported to direct holders of Kimco common shares, on Form 2439, and to others in year-end reporting documents issued by brokerage firms if Kimco shares are held in a brokerage account.

Taxable REIT Subsidiaries and Taxable Entities

The Company is subject to federal, state and local income taxes on income reported through its TRS activities, which include wholly-owned subsidiaries of the Company. The Company’s TRSs include Kimco Realty Services II, Inc., FNC Realty Corporation, Kimco Insurance Company, Weingarten Investments Inc., RPT Realty, Inc., Ramco TRS LLC, and the consolidated entity, Blue Ridge Real Estate Company/Big Boulder Corporation.

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities. The Company’s provision/(benefit) for income taxes relating to the Company for the years ended December 31, 2024, 2023 and 2022, are summarized as follows (in thousands):

	2024	2023	2022
TRSs and taxable entities	$97	$83	$(533)
REIT (1)	25,320	60,869	57,187
Total tax provision	$25,417	$60,952	$56,654

(1)
During 2024, 2023 and 2022, the Company sold shares of ACI common stock and recognized long-term capital gains for tax purposes of $288.7 million, $241.2 million and $251.5 million, respectively. During 2024, the Company elected to retain the proceeds from the stock sales for general corporate purposes and, after applying available deductions, also retained net long-term capital gains of $108.2 million and pay corporate income tax on the taxable gain, in the amount of $26.1 million for federal and state income tax purposes. In 2023 and 2022 the Company elected to retain the entire proceeds from these stock sales for general corporate purposes and pay corporate income tax on the related taxable gains. During 2023, the Company incurred federal taxes of $50.7 million and state and local taxes of $10.2 million. During 2022, the Company incurred federal taxes of $47.3 million and state and local taxes of $9.9 million. This undistributed long-term capital gain is allocated to, and reportable by, each shareholder, and each shareholder is also entitled to claim a federal income tax credit for its allocable share of the federal income tax paid by the Company. The allocable share of the long-term capital gain and the federal tax credit will be reported to direct holders of Kimco common stock, on Form 2439, and to others in year-end reporting documents issued by brokerage firms for the Company’s common stock held in a brokerage accounts.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Deferred Tax Assets, Liabilities and Valuation Allowances

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets. The Company’s deferred tax assets and liabilities at December 31, 2024 and 2023, were as follows (in thousands):

	2024	2023
Deferred tax assets:
Tax/GAAP basis differences	$6,423	$3,293
Net operating losses (1)	8,775	4,463
Valuation allowance	(10,327)	(3,776)
Total deferred tax assets	4,871	3,980
Deferred tax liabilities	(6,181)	(5,843)
Net deferred tax liabilities	$(1,310)	$(1,863)

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

Uncertain Tax Positions

As of December 31, 2024 and 2023, the Company had no accrual for uncertain tax positions and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes. The Company does not believe that the total amount of unrecognized tax benefits as of December 31, 2024, will significantly increase within the next 12 months.

27.
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

From October 1, 2007 through December 31, 2024, KIC assumes 100% of the first $250,000 per occurrence risk layer. This coverage is subject to annual aggregates ranging between $7.8 million and $19.4 million per policy year. The annual aggregate is adjustable based on the amount of audited square footage of the insureds’ locations and can be adjusted for subsequent program years. Defense costs erode the stated policy limits. KIC is required to pay the reinsurance provider for unallocated loss adjustment expenses an amount ranging between 8.0% and 12.2% of incurred losses for the policy periods ending September 30, 2008 through February 1, 2021. Beginning February 1, 2021 through February 1, 2025, unallocated loss adjustment expenses are billed on a fee per claim basis ranging between $53 and $1,681 based on the claim type. These amounts do not erode the Company’s per occurrence or aggregate limits.

As of December 31, 2024, the Company maintained letters of credit in the amount of $25.3 million issued in favor of the reinsurance provider to provide security for the Company’s obligations under its agreements with the reinsurance providers.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2024 and 2023 is summarized as follows (in thousands):

	2024	2023
Balance at the beginning of the year	$20,883	$20,202
Incurred related to:
Current year	7,526	6,097
Prior years (1)	1,689	2,644
Total incurred	9,215	8,741
Paid related to:
Current year	(956)	(817)
Prior years	(6,914)	(7,243)
Total paid	(7,870)	(8,060)
Balance at the end of the year	$22,228	$20,883

(1)
Relates to changes in estimates in insured events in the prior years, incurred losses and loss adjustment expenses.
28.
Accumulated Other Comprehensive Income (“AOCI”):

The following table presents the change in the components of AOCI for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Defined Benefit Plan	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investee	Total
Balance as of January 1, 2022	$2,216	$-	$-	$2,216
Other comprehensive income before reclassifications	8,365	-	-	8,365
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income	8,365	-	-	8,365
Balance as of December 31, 2022	10,581	-	-	10,581
Other comprehensive income before reclassifications	267	-	3,329	3,596
Amounts reclassified from AOCI	(10,848)	-	-	(10,848)
Net current-period other comprehensive income	(10,581)	-	3,329	(7,252)
Balance as of December 31, 2023	-	-	3,329	3,329
Other comprehensive income before reclassifications	-	16,585	3,929	20,514
Amounts reclassified from AOCI	-	(9,346)	(3,459)	(12,805)
Net current-period other comprehensive income	-	7,239	470	7,709
Balance as of December 31, 2024	$-	$7,239	$3,799	$11,038

On the Company’s Consolidated Statements of Income, unrealized gains and losses reclassified from AOCI related to (i) settlement of defined benefit plan is included in Other income, net, (ii) cash flow hedges for interest payments are included in Interest expense and (iii) cash flow hedges for interest payments of unconsolidated investee are included in Equity in income of joint ventures, net.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

29.
Earnings Per Share:

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	For the Year Ended December 31,
	2024	2023	2022
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$375,718	$629,252	$100,758
Change in estimated redemption value of redeemable noncontrolling interests	(1,691)	2,323	-
Earnings attributable to participating securities	(2,766)	(2,819)	(2,182)
Net income available to the Company’s common shareholders for basic earnings per share	371,261	628,756	98,576
Distributions on convertible units	-	53	-
Net income available to the Company’s common shareholders for diluted earnings per share	$371,261	$628,809	$98,576

Weighted average common shares outstanding – basic	671,561	616,947	615,528
Effect of dilutive securities (1):
Equity awards	523	1,132	2,283
Assumed conversion of convertible units	52	120	47
Weighted average common shares outstanding – diluted	672,136	618,199	617,858

Net income available to the Company's common shareholders:
Basic earnings per share	$0.55	$1.02	$0.16
Diluted earnings per share	$0.55	$1.02	$0.16

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

The following table sets forth the reconciliation of Kimco OP’s earnings and the weighted-average number of units used in the calculation of basic and diluted earnings per unit (amounts presented in thousands except per unit data):

	For the Year Ended December 31,
	2024	2023	2022
Computation of Basic and Diluted Earnings Per Unit:
Net income available to Kimco OP’s common unitholders	$376,373	$629,252	$100,758
Change in estimated redemption value of redeemable noncontrolling interests	(1,691)	2,323	-
Earnings attributable to participating securities	(2,883)	(2,819)	(2,182)
Net income available to Kimco OP’s common unitholders for basic earnings per unit	371,799	628,756	98,576
Distributions on convertible units	-	53	-
Net income available to Kimco OP’s common shareholders for diluted earnings per unit	$371,799	$628,809	$98,576

Weighted average common units outstanding – basic	672,512	616,947	615,528
Effect of dilutive securities (1):
Equity awards	523	1,132	2,283
Assumed conversion of convertible units	51	120	47
Weighted average common units outstanding – diluted	673,086	618,199	617,858

Net income available to Kimco OP’s common unitholders:
Basic earnings per unit	$0.55	$1.02	$0.16
Diluted earnings per unit	$0.55	$1.02	$0.16

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

The Company's unvested restricted share/unit awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share/unit awards on earnings per share/unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share/unit awards based on dividends declared and the unvested restricted shares/units' participation rights in undistributed earnings.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2024, 2023 and 2022

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2024
Allowance for uncollectable accounts (1)	$4,528	$-	$2,043	$-	$6,571
Allowance for deferred tax asset	$3,776	$-	$6,551	$-	$10,327

Year Ended December 31, 2023
Allowance for uncollectable accounts (1)	$6,982	$-	$-	$(2,454)	$4,528
Allowance for deferred tax asset	$-	$-	$3,776	$-	$3,776

Year Ended December 31, 2022
Allowance for uncollectable accounts (1)	$8,339	$-	$-	$(1,357)	$6,982
Allowance for deferred tax asset	$4,067	$-	$(4,067)	$-	$-

(1)
Includes allowances on accounts receivable and straight-line rents.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
SHOPPING CENTERS
ARCADIA BILTMORE PLAZA	AZ	$850	$1,212	$110	$850	$1,322	$2,172	$347	$1,825	$-	2021(A)
BELL CAMINO CENTER	AZ	2,427	6,439	1,190	2,427	7,630	10,056	3,194	6,862	-	2012(A)
BELL CAMINO-SAFEWAY PARCEL	AZ	1,104	4,574	-	1,104	4,574	5,678	800	4,878	-	2019(A)
BROADWAY MARKETPLACE	AZ	3,517	10,303	1,082	3,517	11,385	14,902	1,532	13,370	-	2021(A)
CAMELBACK MILLER PLAZA	AZ	6,236	29,230	912	6,236	30,142	36,378	4,886	31,492	-	2021(A)
CAMELBACK VILLAGE SQUARE	AZ	-	13,038	663	-	13,701	13,701	2,667	11,034	-	2021(A)
CHRISTOWN SPECTRUM	AZ	33,831	91,004	28,208	76,639	76,404	153,043	22,998	130,045	-	2015(A)
COLLEGE PARK SHOPPING CENTER	AZ	3,277	7,741	470	3,277	8,211	11,488	3,771	7,717	-	2011(A)
DESERT VILLAGE	AZ	6,465	22,025	418	6,465	22,443	28,908	3,645	25,263	-	2021(A)
ENTRADA DE ORO PLAZA	AZ	5,700	11,044	208	5,700	11,252	16,952	2,035	14,917	-	2021(A)
FOUNTAIN PLAZA	AZ	4,794	20,373	297	4,794	20,670	25,464	2,592	22,872	-	2021(A)
MADERA VILLAGE	AZ	3,980	8,110	1,122	3,980	9,232	13,212	1,581	11,631	-	2021(A)
MADISON VILLAGE MARKETPLACE	AZ	4,090	18,343	357	4,090	18,700	22,790	2,541	20,249	-	2021(A)
MESA RIVERVIEW	AZ	15,000	-	149,593	308	164,285	164,593	81,337	83,256	-	2005(C)
METRO SQUARE	AZ	4,101	16,411	3,821	4,101	20,232	24,333	13,030	11,303	-	1998(A)
MONTE VISTA VILLAGE CENTER	AZ	4,064	8,344	305	4,064	8,649	12,713	1,413	11,300	-	2021(A)
NORTH VALLEY	AZ	6,862	18,201	15,042	4,796	35,309	40,105	10,130	29,975	-	2011(A)
PLAZA AT MOUNTAINSIDE	AZ	2,450	9,802	2,996	2,450	12,798	15,248	8,866	6,382	-	1997(A)
PLAZA DEL SOL	AZ	5,325	21,270	3,036	4,578	25,053	29,631	12,717	16,914	-	1998(A)
PUEBLO ANOZIRA	AZ	7,734	27,063	596	7,734	27,659	35,393	4,127	31,266	11,372	2021(A)
RAINTREE RANCH CENTER	AZ	7,720	30,743	(87)	7,720	30,656	38,376	3,988	34,388	-	2021(A)
RED MOUNTAIN GATEWAY	AZ	4,653	10,410	4,256	4,653	14,666	19,319	1,622	17,697	-	2021(A)
SCOTTSDALE HORIZON	AZ	8,191	36,728	1,744	8,191	38,472	46,663	5,121	41,542	-	2021(A)
SCOTTSDALE WATERFRONT	AZ	15,872	30,112	86	15,872	30,198	46,070	5,145	40,925	-	2021(A)
SHOPPES AT BEARS PATH	AZ	3,445	2,874	388	3,445	3,262	6,707	485	6,222	-	2021(A)
SQUAW PEAK PLAZA	AZ	2,515	17,021	106	2,515	17,127	19,642	2,463	17,179	-	2021(A)
VILLAGE CROSSROADS	AZ	5,663	24,981	2,125	5,663	27,106	32,769	9,905	22,864	-	2011(A)
280 METRO CENTER	CA	38,735	94,903	(2,304)	38,735	92,599	131,334	24,256	107,078	-	2015(A)
580 MARKET PLACE	CA	12,769	48,768	292	12,769	49,060	61,829	5,706	56,123	-	2021(A)
8000 SUNSET STRIP S.C.	CA	43,012	85,115	4,727	43,012	89,842	132,854	12,627	120,227	-	2021(A)
AAA BUILDING AT STEVENS CREEK	CA	1,661	3,114	-	1,661	3,114	4,775	471	4,304	-	2021(A)
ANAHEIM PLAZA	CA	34,228	73,765	9,543	34,228	83,308	117,536	13,640	103,896	-	2021(A)
BLACK MOUNTAIN VILLAGE	CA	4,678	11,913	2,482	4,678	14,395	19,073	6,696	12,377	-	2007(A)
BROOKHURST CENTER	CA	10,493	31,358	4,515	22,300	24,066	46,366	7,572	38,794	-	2016(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
BROOKVALE SHOPPING CENTER	CA	14,050	19,771	1,367	14,050	21,138	35,188	4,130	31,058	-	2021(A)
CAMBRIAN PARK PLAZA	CA	41,258	2,015	3,244	41,258	5,259	46,517	721	45,796	-	2021(A)
CENTERWOOD PLAZA	CA	10,981	10,702	296	10,981	10,998	21,979	1,865	20,114	-	2021(A)
CHICO CROSSROADS	CA	9,976	30,535	(4,175)	7,905	28,431	36,336	12,891	23,445	-	2008(A)
CHINO HILLS MARKETPLACE	CA	17,702	72,529	854	17,702	73,383	91,085	10,357	80,728	-	2021(A)
CITY HEIGHTS	CA	10,687	28,325	(363)	13,909	24,740	38,649	7,670	30,979	-	2012(A)
CORONA HILLS PLAZA	CA	13,361	53,373	14,086	13,361	67,459	80,820	45,843	34,977	-	1998(A)
COSTCO PLAZA - 541	CA	4,996	19,983	(760)	4,996	19,223	24,219	13,245	10,974	-	1998(A)
CREEKSIDE CENTER	CA	3,871	11,563	3,266	5,154	13,546	18,700	3,014	15,686	-	2016(A)
CROCKER RANCH	CA	7,526	24,878	135	7,526	25,013	32,539	6,946	25,593	-	2015(A)
CUPERTINO VILLAGE	CA	19,886	46,535	29,475	19,886	76,010	95,896	29,182	66,714	-	2006(A)
EL CAMINO PROMENADE	CA	7,372	37,592	5,275	7,372	42,867	50,239	6,093	44,146	-	2021(A)
FREEDOM CENTRE	CA	8,933	18,622	(267)	8,933	18,355	27,288	2,716	24,572	-	2021(A)
FULTON MARKET PLACE	CA	2,966	6,921	17,385	6,280	20,992	27,272	7,184	20,088	-	2005(A)
GATEWAY AT DONNER PASS	CA	4,516	8,319	15,087	8,759	19,163	27,922	4,323	23,599	-	2015(A)
GATEWAY PLAZA	CA	18,372	65,851	(235)	18,372	65,616	83,988	8,017	75,971	22,765	2021(A)
GREENHOUSE MARKETPLACE	CA	10,976	27,721	127	10,976	27,848	38,824	4,496	34,328	-	2021(A)
GREENHOUSE MARKETPLACE II	CA	5,346	7,188	(894)	5,346	6,294	11,640	495	11,145	-	2021(A)
HOME DEPOT PLAZA	CA	4,592	18,345	-	4,592	18,345	22,937	12,695	10,242	-	1998(A)
KENNETH HAHN PLAZA	CA	4,115	7,661	(659)	-	11,117	11,117	5,907	5,210	-	2010(A)
LA MIRADA THEATRE CENTER	CA	8,817	35,260	344	6,889	37,532	44,421	25,741	18,680	-	1998(A)
LA VERNE TOWN CENTER	CA	8,414	23,856	13,598	16,362	29,506	45,868	9,691	36,177	-	2014(A)
LABAND VILLAGE SHOPPING CENTER	CA	5,600	13,289	(708)	5,607	12,574	18,181	7,386	10,795	-	2008(A)
LAKEWOOD PLAZA	CA	1,294	3,669	(606)	-	4,357	4,357	1,111	3,246	-	2014(A)
LAKEWOOD VILLAGE	CA	8,597	24,375	(43)	11,683	21,246	32,929	7,386	25,543	-	2014(A)
LARWIN SQUARE SHOPPING CENTER	CA	17,234	39,731	6,501	17,234	46,232	63,466	5,749	57,717	-	2023(A)
LINCOLN HILLS TOWN CENTER	CA	8,229	26,127	413	8,229	26,540	34,769	8,825	25,944	-	2015(A)
LINDA MAR SHOPPING CENTER	CA	16,549	37,521	5,451	16,549	42,972	59,521	14,094	45,427	-	2014(A)
MADISON PLAZA	CA	5,874	23,476	4,938	5,874	28,414	34,288	17,741	16,547	-	1998(A)
MARINA VILLAGE	CA	14,108	27,414	8,050	14,108	35,464	49,572	5,192	44,380	-	2023(A)
NORTH COUNTY PLAZA	CA	10,205	28,934	1,339	20,895	19,583	40,478	6,253	34,225	-	2014(A)
NOVATO FAIR S.C.	CA	9,260	15,600	1,173	9,260	16,773	26,033	7,683	18,350	-	2009(A)
ON THE CORNER AT STEVENS CREEK	CA	1,825	4,641	-	1,825	4,641	6,466	578	5,888	-	2021(A)
PLAZA DI NORTHRIDGE	CA	12,900	40,575	4,696	12,900	45,271	58,171	20,109	38,062	-	2005(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
POWAY CITY CENTRE	CA	5,855	13,792	13,214	7,248	25,613	32,861	12,285	20,576	-	2005(A)
RANCHO PENASQUITOS TOWNE CTR I	CA	14,852	20,342	943	14,852	21,285	36,137	6,116	30,021	-	2015(A)
RANCHO PENASQUITOS TWN CTR II	CA	12,945	20,324	935	12,945	21,259	34,204	6,071	28,133	-	2015(A)
RANCHO PENASQUITOS-VONS PROP.	CA	2,918	9,146	-	2,918	9,146	12,064	1,489	10,575	-	2019(A)
RANCHO SAN MARCOS VILLAGE	CA	9,050	29,357	8,142	9,483	37,066	46,549	3,789	42,760	-	2021(A)
REDWOOD CITY PLAZA	CA	2,552	6,215	5,901	2,552	12,116	14,668	4,123	10,545	-	2009(A)
SAN DIEGO CARMEL MOUNTAIN	CA	5,323	8,874	(1,891)	5,323	6,983	12,306	2,863	9,443	-	2009(A)
SAN MARCOS PLAZA	CA	1,883	12,044	3,048	1,883	15,092	16,975	1,460	15,515	-	2021(A)
SANTEE TROLLEY SQUARE	CA	40,209	62,964	3,002	40,209	65,966	106,175	24,846	81,329	-	2015(A)
SILVER CREEK PLAZA	CA	33,541	53,176	577	33,541	53,753	87,294	7,212	80,082	-	2021(A)
SOUTH NAPA MARKET PLACE	CA	1,100	22,159	21,943	23,119	22,083	45,202	14,612	30,590	-	2006(A)
SOUTHAMPTON CENTER	CA	10,289	64,096	471	10,289	64,567	74,856	7,520	67,336	19,541	2021(A)
STANFORD RANCH	CA	10,584	30,007	3,210	9,983	33,818	43,801	9,466	34,335	-	2014(A)
STEVENS CREEK CENTRAL S.C.	CA	41,818	45,886	814	41,818	46,700	88,518	8,004	80,514	-	2021(A)
STONY POINT PLAZA	CA	10,361	38,054	26	10,361	38,080	48,441	5,234	43,207	-	2021(A)
TRUCKEE CROSSROADS	CA	2,140	28,325	(18,394)	2,140	9,931	12,071	6,521	5,550	-	2006(A)
TUSTIN HEIGHTS SHOPPING CENTER	CA	16,745	30,953	5,870	16,745	36,823	53,568	4,421	49,147	-	2023(A)
WESTLAKE SHOPPING CENTER	CA	16,174	64,819	121,783	16,174	186,602	202,776	82,348	120,428	-	2002(A)
WESTMINSTER CENTER	CA	60,428	64,973	657	60,428	65,630	126,058	11,926	114,132	46,828	2021(A)
WHITTWOOD TOWN CENTER	CA	57,136	105,815	5,454	57,139	111,266	168,405	30,559	137,846	-	2017(A)
CROSSING AT STONEGATE	CO	11,909	33,111	66	11,680	33,406	45,086	4,752	40,334	-	2021(A)
DENVER WEST 38TH STREET	CO	161	647	331	161	978	1,139	778	361	-	1998(A)
EAST BANK S.C.	CO	1,501	6,180	8,442	1,501	14,622	16,123	5,867	10,256	-	1998(A)
EDGEWATER MARKETPLACE	CO	7,807	32,706	674	7,807	33,380	41,187	4,465	36,722	-	2021(A)
ENGLEWOOD PLAZA	CO	806	3,233	1,407	806	4,640	5,446	2,807	2,639	-	1998(A)
FRONT RANGE VILLAGE	CO	16,634	122,714	(949)	16,634	121,765	138,399	8,073	130,326	-	2024(A)
GREELEY COMMONS	CO	3,313	20,070	4,506	3,313	24,576	27,889	8,252	19,637	-	2012(A)
HERITAGE WEST S.C.	CO	1,527	6,124	3,486	1,527	9,610	11,137	5,916	5,221	-	1998(A)
HIGHLANDS RANCH II	CO	3,515	11,756	1,798	3,515	13,554	17,069	4,864	12,205	-	2013(A)
HIGHLANDS RANCH VILLAGE S.C.	CO	8,135	21,580	2,025	5,337	26,403	31,740	8,214	23,526	-	2011(A)
LOWRY TOWN CENTER	CO	3,271	32,685	1,203	3,271	33,888	37,159	4,080	33,079	-	2021(A)
MARKET AT SOUTHPARK	CO	9,783	20,780	7,167	9,783	27,947	37,730	9,416	28,314	-	2011(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
NORTHRIDGE SHOPPING CENTER	CO	4,933	16,496	5,014	8,934	17,509	26,443	8,908	17,535	-	2013(A)
QUINCY PLACE S.C.	CO	1,148	4,608	3,344	1,148	7,952	9,100	5,140	3,960	-	1998(A)
RIVER POINT AT SHERIDAN	CO	13,223	30,444	1,407	12,331	32,743	45,074	6,853	38,221	-	2021(A)
RIVER POINT AT SHERIDAN II	CO	1,255	4,231	-	1,255	4,231	5,486	635	4,851	-	2021(A)
VILLAGE CENTER - HIGHLAND RANCH	CO	1,140	2,660	284	1,140	2,944	4,084	818	3,266	-	2014(A)
VILLAGE CENTER WEST	CO	2,011	8,361	1,026	2,011	9,387	11,398	2,800	8,598	-	2011(A)
VILLAGE ON THE PARK	CO	2,194	8,886	22,213	3,018	30,275	33,293	10,358	22,935	-	1998(A)
BRIGHT HORIZONS	CT	1,212	4,611	168	1,212	4,779	5,991	1,807	4,184	-	2012(A)
HAMDEN MART	CT	13,668	40,890	4,841	14,226	45,173	59,399	12,500	46,899	16,844	2016(A)
HOME DEPOT PLAZA	CT	7,705	30,798	4,145	7,705	34,943	42,648	23,173	19,475	-	1998(A)
NEWTOWN S.C.	CT	-	15,635	516	-	16,151	16,151	4,151	12,000	-	2014(A)
WEST FARM SHOPPING CENTER	CT	5,806	23,348	20,914	7,585	42,483	50,068	25,271	24,797	-	1998(A)
WILTON CAMPUS	CT	10,169	31,893	3,956	10,169	35,849	46,018	11,578	34,440	-	2013(A)
WILTON RIVER PARK SHOPPING CTR	CT	7,155	27,509	1,510	7,155	29,019	36,174	9,407	26,767	-	2012(A)
BRANDYWINE COMMONS	DE	-	36,057	(547)	-	35,510	35,510	10,680	24,830	-	2014(A)
ARGYLE VILLAGE	FL	5,228	36,814	296	5,228	37,110	42,338	6,468	35,870	-	2021(A)
BELMART PLAZA	FL	1,656	3,394	5,825	1,656	9,219	10,875	5,532	5,343	-	2014(A)
BOCA LYONS PLAZA	FL	13,280	37,751	554	13,280	38,305	51,585	5,113	46,472	-	2021(A)
CAMINO SQUARE	FL	574	2,296	977	1,675	2,172	3,847	80	3,767	-	1992(A)
CARROLLWOOD COMMONS	FL	5,220	16,884	4,869	5,220	21,753	26,973	13,876	13,097	-	1997(A)
CENTER AT MISSOURI AVENUE	FL	294	792	6,859	294	7,651	7,945	2,817	5,128	-	1968(C)
CHEVRON OUTPARCEL	FL	531	1,253	-	531	1,253	1,784	509	1,275	-	2010(A)
COLONIAL PLAZA	FL	25,516	54,604	4,648	25,516	59,252	84,768	11,537	73,231	-	2021(A)
CORAL POINTE S.C.	FL	2,412	20,508	1,066	2,412	21,574	23,986	5,762	18,224	-	2015(A)
CORAL SQUARE PROMENADE	FL	710	2,843	4,227	710	7,070	7,780	5,183	2,597	-	1994(A)
CORSICA SQUARE S.C.	FL	7,225	10,757	431	7,225	11,188	18,413	3,538	14,875	-	2015(A)
COUNTRYSIDE CENTRE	FL	11,116	41,581	1,779	11,116	43,360	54,476	6,362	48,114	-	2021(A)
CURLEW CROSSING SHOPPING CTR	FL	5,316	12,529	1,017	3,312	15,550	18,862	8,480	10,382	-	2005(A)
CYPRESS POINT	FL	4,680	24,662	15	4,680	24,677	29,357	1,366	27,991	-	2024(A)
DANIA POINTE	FL	105,113	-	36,271	26,094	115,290	141,384	16,054	125,330	-	2016(C)
DANIA POINTE - PHASE II (4)	FL	-	-	283,216	26,875	256,341	283,216	26,664	256,552	-	2016(C)
EMBASSY LAKES	FL	6,565	18,104	1,358	6,565	19,462	26,027	2,380	23,647	-	2021(A)
FLAGLER PARK	FL	26,163	80,737	6,480	26,725	86,655	113,380	35,395	77,985	-	2007(A)
FT LAUDERDALE #1, FL	FL	1,003	2,602	18,781	1,774	20,612	22,386	13,450	8,936	-	1974(C)
FT. LAUDERDALE/CYPRESS CREEK	FL	14,259	28,042	4,618	14,259	32,660	46,919	15,911	31,008	-	2009(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
GRAND OAKS VILLAGE	FL	7,409	19,654	780	5,846	21,997	27,843	7,383	20,460	-	2011(A)
GROVE GATE S.C.	FL	366	1,049	793	366	1,842	2,208	1,710	498	-	1968(C)
HIGHLAND LAKES PLAZA	FL	2,677	9,660	3,231	2,677	12,890	15,567	601	14,966	-	2024(A)
IVES DAIRY CROSSING	FL	733	4,080	12,132	721	16,224	16,945	11,636	5,309	-	1985(A)
KENDALE LAKES PLAZA	FL	18,491	28,496	(383)	15,362	31,242	46,604	12,597	34,007	-	2009(A)
LARGO PLAZA	FL	23,571	63,604	2,576	23,571	66,180	89,751	10,279	79,472	-	2021(A)
MAPLEWOOD PLAZA	FL	1,649	6,626	2,251	1,649	8,877	10,526	6,056	4,470	-	1997(A)
MARATHON SHOPPING CENTER	FL	2,413	8,069	3,960	1,515	12,927	14,442	2,911	11,531	-	2013(A)
MARKETPLACE OF DELRAY	FL	13,941	24,638	356	13,941	24,993	38,934	2,013	36,921	-	2024(A)
MERCHANTS WALK	FL	2,581	10,366	11,495	2,581	21,861	24,442	13,975	10,467	-	2001(A)
MILLENIA PLAZA PHASE II	FL	7,711	20,703	6,152	7,698	26,868	34,566	12,883	21,683	-	2009(A)
MILLER ROAD S.C.	FL	1,138	4,552	4,859	1,138	9,411	10,549	6,693	3,856	-	1986(A)
MILLER WEST PLAZA	FL	6,726	10,661	435	6,726	11,096	17,822	3,253	14,569	-	2015(A)
MISSION BELL SHOPPING CENTER	FL	5,056	11,843	8,817	5,067	20,649	25,716	9,637	16,079	-	2004(A)
NASA PLAZA	FL	-	1,754	5,559	-	7,313	7,313	5,363	1,950	-	1968(C)
OAK TREE PLAZA	FL	-	917	2,549	-	3,466	3,466	3,122	344	-	1968(C)
OAKWOOD BUSINESS CTR-BLDG 1	FL	6,793	18,663	5,051	6,793	23,714	30,507	10,243	20,264	-	2009(A)
OAKWOOD PLAZA NORTH	FL	35,301	141,731	3,758	35,301	145,489	180,790	33,162	147,628	-	2016(A)
OAKWOOD PLAZA SOUTH	FL	11,127	40,592	791	11,127	41,383	52,510	10,043	42,467	-	2016(A)
PALMS AT TOWN & COUNTRY	FL	30,137	94,674	1,996	30,137	96,670	126,807	11,979	114,828	-	2021(A)
PALMS AT TOWN & COUNTRY LIFESTYLE	FL	26,597	92,088	1,598	26,597	93,686	120,283	12,527	107,756	-	2021(A)
PARK HILL PLAZA	FL	10,764	19,264	2,058	10,764	21,322	32,086	7,728	24,358	-	2011(A)
PARKWAY SHOPS	FL	4,774	18,461	56	4,774	18,516	23,290	902	22,388	-	2024(A)
PHILLIPS CROSSING	FL	-	53,536	179	-	53,715	53,715	8,035	45,680	-	2021(A)
PLANTATION CROSSING	FL	2,782	8,077	3,329	2,782	11,406	14,188	2,945	11,243	-	2017(A)
POMPANO POINTE S.C.	FL	10,517	14,356	641	10,517	14,997	25,514	3,716	21,798	-	2012(A)
RENAISSANCE CENTER	FL	9,104	36,541	46,780	9,123	83,302	92,425	22,959	69,466	-	1998(A)
RIVERPLACE SHOPPING CTR.	FL	7,503	31,011	5,417	7,200	36,731	43,931	14,875	29,056	-	2010(A)
RIVERSIDE LANDINGS S.C.	FL	3,512	14,440	835	3,512	15,275	18,787	4,181	14,606	-	2015(A)
RIVER CITY MARKETPLACE	FL	26,970	115,484	197	26,970	115,681	142,651	9,038	133,613	-	2024(A)
SEA RANCH CENTRE	FL	3,298	21,259	338	3,298	21,597	24,895	3,020	21,875	-	2021(A)
SHOPPES AT DEERFIELD	FL	19,069	69,485	3,943	19,069	73,428	92,497	9,661	82,836	-	2021(A)
SHOPPES AT DEERFIELD II	FL	788	6,388	(29)	788	6,359	7,147	746	6,401	-	2021(A)
SHOPS AT SANTA BARBARA PHASE 1	FL	743	5,374	309	743	5,683	6,426	1,605	4,821	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 2	FL	332	2,489	62	332	2,551	2,883	716	2,167	-	2015(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
SHOPS AT SANTA BARBARA PHASE 3	FL	330	2,359	22	330	2,381	2,711	611	2,100	-	2015(A)
SODO S.C.	FL	-	68,139	7,312	142	75,309	75,451	29,619	45,832	-	2008(A)
SOUTH MIAMI S.C.	FL	1,280	5,134	5,124	1,280	10,258	11,538	6,231	5,307	-	1995(A)
SUNSET 19 S.C.	FL	12,460	55,354	303	12,460	55,657	68,117	8,430	59,687	-	2021(A)
TJ MAXX PLAZA	FL	10,341	38,660	205	10,341	38,865	49,206	5,327	43,879	-	2021(A)
TRI-CITY PLAZA	FL	2,832	11,329	24,372	2,832	35,701	38,533	11,254	27,279	-	1992(A)
TUTTLEBEE PLAZA	FL	255	828	3,010	255	3,838	4,093	2,710	1,383	-	2008(A)
UNIVERSITY TOWN CENTER	FL	5,515	13,041	856	5,515	13,897	19,412	5,488	13,924	-	2011(A)
VILLAGE COMMONS S.C.	FL	2,026	5,106	2,032	2,026	7,138	9,164	2,582	6,582	-	2013(A)
VILLAGE COMMONS SHOPPING CENTER	FL	2,192	8,774	7,953	2,192	16,727	18,919	9,362	9,557	-	1998(A)
VILLAGE GREEN CENTER	FL	11,405	13,466	69	11,405	13,535	24,940	2,751	22,189	16,378	2021(A)
VIZCAYA SQUARE	FL	5,773	20,965	382	5,773	21,347	27,120	3,277	23,843	-	2021(A)
WATERFORD LAKES TOWN CENTER	FL	51,669	272,462	14,629	51,669	287,091	338,760	5,564	333,196	163,399	2024(A)
WELLINGTON GREEN COMMONS	FL	19,528	32,521	45	19,528	32,566	52,094	5,117	46,977	13,823	2021(A)
WELLINGTON GREEN PAD SITES	FL	3,854	1,777	3,195	3,854	4,972	8,826	492	8,334	-	2021(A)
WEST BROWARD S.C.	FL	4,600	15,372	743	4,600	16,115	20,715	2,724	17,991	-	2024(A)
WINN DIXIE-MIAMI	FL	2,990	9,410	(50)	3,544	8,806	12,350	2,434	9,916	-	2013(A)
WINTER PARK CORNERS	FL	5,191	42,530	482	5,191	43,012	48,203	5,215	42,988	-	2021(A)
VILLAGE LAKES S.C.	FL	6,583	17,369	128	6,583	17,497	24,080	1,032	23,048	-	2024(A)
BRAELINN VILLAGE	GA	7,315	20,739	144	3,731	24,467	28,198	7,305	20,893	-	2014(A)
BROWNSVILLE COMMONS	GA	593	5,488	91	593	5,579	6,172	674	5,498	-	2021(A)
CAMP CREEK MARKETPLACE II	GA	4,441	38,596	381	4,441	38,977	43,418	5,182	38,236	-	2021(A)
EMBRY VILLAGE	GA	18,147	33,010	5,417	18,161	38,413	56,574	26,169	30,405	-	2008(A)
GRAYSON COMMONS	GA	2,600	13,358	(21)	2,600	13,337	15,937	1,914	14,023	-	2021(A)
LAKESIDE MARKETPLACE	GA	2,238	28,579	1,116	2,238	29,695	31,933	3,845	28,088	-	2021(A)
LAWRENCEVILLE MARKET	GA	8,878	29,691	1,919	9,060	31,428	40,488	11,820	28,668	-	2013(A)
MARKET AT HAYNES BRIDGE	GA	4,881	21,549	3,379	4,890	24,919	29,809	10,990	18,819	-	2008(A)
NEWNAN PAVILLION	GA	8,793	40,441	(105)	8,793	40,336	49,129	2,510	46,619	-	2024(A)
PEACHTREE HILL	GA	6,361	16,097	377	6,361	16,474	22,835	1,078	21,757	-	2024(A)
PERIMETER EXPO PROPERTY	GA	14,770	44,295	2,952	16,142	45,875	62,017	12,366	49,651	-	2016(A)
PERIMETER VILLAGE	GA	5,418	67,522	479	5,418	68,001	73,419	9,673	63,746	24,811	2021(A)
PROMENADE AT PLEASANT HILL	GA	14,480	25,564	517	14,480	26,081	40,561	2,275	38,286	-	2024(A)
RIVERWALK MARKETPLACE	GA	3,512	18,863	403	3,388	19,390	22,778	4,999	17,779	-	2015(A)
ROSWELL CORNERS	GA	4,536	47,054	886	4,536	47,940	52,476	6,084	46,392	-	2021(A)
ROSWELL CROSSING	GA	6,270	45,338	329	6,270	45,667	51,937	6,240	45,697	-	2021(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
WOODSTOCK SQUARE	GA	8,805	39,829	661	8,805	40,490	49,295	2,357	46,938	-	2024(A)
CLIVE PLAZA	IA	501	2,002	-	501	2,002	2,503	1,484	1,019	-	1996(A)
DEER GROVE CENTER	IL	2,723	20,894	165	2,723	21,059	23,782	1,796	21,986	-	2024(A)
HAWTHORN HILLS SQUARE	IL	6,784	33,034	4,310	6,784	37,344	44,128	15,081	29,047	-	2012(A)
PLAZA DEL PRADO	IL	10,204	28,410	1,737	10,172	30,179	40,351	7,962	32,389	-	2017(A)
SKOKIE POINTE	IL	-	2,276	9,868	2,628	9,516	12,144	5,744	6,400	-	1997(A)
GREENWOOD S.C.	IN	423	1,883	22,097	1,641	22,762	24,403	6,745	17,658	-	1970(C)
BUTTERMILK TOWNE CENTER	KY	-	29,940	38	-	29,977	29,977	1,622	28,355	-	2024(A)
FESTIVAL ON JEFFERSON COURT	KY	5,627	26,790	549	5,627	27,339	32,966	4,735	28,231	-	2021(A)
ADAMS PLAZA	MA	2,089	3,227	257	2,089	3,484	5,573	1,091	4,482	-	2014(A)
BROADWAY PLAZA	MA	6,485	343	-	6,485	343	6,828	270	6,558	-	2014(A)
BROOKLINE VILLAGE	MA	1,760	2,662	(123)	1,760	2,539	4,299	177	4,122	-	2024(A)
FALMOUTH PLAZA	MA	2,361	13,066	2,159	2,361	15,225	17,586	4,049	13,537	-	2014(A)
FELLSWAY PLAZA	MA	5,300	11,014	1,778	5,300	12,792	18,092	4,099	13,993	-	2014(A)
FESTIVAL OF HYANNIS S.C.	MA	15,038	40,683	3,000	15,038	43,683	58,721	13,956	44,765	-	2014(A)
GLENDALE SQUARE	MA	4,699	7,141	2,868	4,699	10,009	14,708	2,302	12,406	-	2014(A)
LINDEN PLAZA	MA	4,628	3,535	710	4,628	4,245	8,873	2,051	6,822	-	2014(A)
MAIN ST. PLAZA	MA	556	2,139	(33)	523	2,139	2,662	819	1,843	-	2014(A)
MEMORIAL PLAZA	MA	16,411	27,554	1,333	16,411	28,887	45,298	7,455	37,843	-	2014(A)
MILL ST. PLAZA	MA	4,195	6,203	1,755	4,195	7,958	12,153	2,286	9,867	-	2014(A)
MORRISSEY PLAZA	MA	4,097	3,751	2,771	4,097	6,522	10,619	1,256	9,363	-	2014(A)
NORTHBOROUGH CROSSING	MA	12,711	50,230	341	12,711	50,571	63,282	3,382	59,900	-	2024(A)
NORTH AVE. PLAZA	MA	1,164	1,195	303	1,164	1,498	2,662	507	2,155	-	2014(A)
NORTH QUINCY PLAZA	MA	6,333	17,954	217	3,894	20,610	24,504	5,339	19,165	-	2014(A)
PARADISE PLAZA	MA	4,183	12,195	1,511	4,183	13,706	17,889	4,438	13,451	-	2014(A)
VINNIN SQUARE IN-LINE	MA	582	2,095	28	582	2,123	2,705	546	2,159	-	2014(A)
VINNIN SQUARE PLAZA	MA	5,545	16,324	919	5,545	17,243	22,788	6,072	16,716	-	2014(A)
WASHINGTON ST. PLAZA	MA	11,008	5,652	10,666	12,958	14,368	27,326	5,497	21,829	-	2014(A)
WASHINGTON ST. S.C.	MA	7,381	9,987	3,580	7,381	13,567	20,948	3,826	17,122	-	2014(A)
WAVERLY PLAZA	MA	1,215	3,623	1,186	1,203	4,821	6,024	1,333	4,691	-	2014(A)
CENTRE COURT-GIANT	MD	3,854	12,770	128	3,854	12,898	16,752	4,942	11,810	2,331	2011(A)
CENTRE COURT-OLD COURT/COURTYD	MD	2,279	5,285	177	2,279	5,462	7,741	1,806	5,935	-	2011(A)
CENTRE COURT-RETAIL/BANK	MD	1,035	7,786	892	1,035	8,678	9,713	2,770	6,943	-	2011(A)
COLUMBIA CROSSING	MD	3,613	34,345	5,249	3,613	39,594	43,207	9,633	33,574	-	2015(A)
COLUMBIA CROSSING II SHOP.CTR.	MD	3,138	19,868	4,931	3,138	24,799	27,937	7,290	20,647	-	2013(A)
COLUMBIA CROSSING OUTPARCELS	MD	1,279	2,871	49,621	14,855	38,916	53,771	7,720	46,051	-	2011(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
CROFTON CENTRE	MD	5,379	27,547	1,239	5,379	28,786	34,165	1,650	32,515	-	2024(A)
DORSEY'S SEARCH VILLAGE CENTER	MD	6,322	27,996	1,332	6,322	29,328	35,650	7,318	28,332	-	2015(A)
ENCHANTED FOREST S.C.	MD	20,124	34,345	2,514	20,124	36,859	56,983	10,430	46,553	-	2014(A)
FULLERTON PLAZA	MD	14,238	6,744	16,824	14,238	23,568	37,806	5,411	32,395	-	2014(A)
GAITHERSBURG S.C.	MD	245	6,788	2,124	245	8,912	9,157	5,779	3,378	-	1999(A)
GREENBRIER S.C.	MD	8,891	30,305	1,314	8,891	31,619	40,510	9,052	31,458	-	2014(A)
HARPER'S CHOICE	MD	8,429	18,374	1,916	8,429	20,290	28,719	5,571	23,148	-	2015(A)
HICKORY RIDGE	MD	7,184	26,948	1,452	7,184	28,400	35,584	6,634	28,950	-	2015(A)
HICKORY RIDGE (SUNOCO)	MD	543	2,122	-	543	2,122	2,665	605	2,060	-	2015(A)
INGLESIDE S.C.	MD	10,417	17,889	1,053	10,417	18,942	29,359	5,621	23,738	-	2014(A)
KENTLANDS MARKET SQUARE	MD	20,167	84,615	20,188	20,167	104,803	124,970	21,210	103,760	-	2016(A)
KINGS CONTRIVANCE	MD	9,308	31,760	1,456	9,308	33,216	42,524	9,465	33,059	-	2014(A)
LAUREL PLAZA	MD	350	1,398	7,210	1,571	7,387	8,958	3,908	5,050	-	1995(A)
LAUREL PLAZA	MD	275	1,101	174	275	1,275	1,550	1,275	275	-	1972(C)
MILL STATION DEVELOPMENT	MD	21,321	-	72,398	16,076	77,643	93,719	7,924	85,795	-	2015(C)
MILL STATION THEATER/RSTRNTS	MD	23,379	1,090	(3,349)	14,738	6,382	21,120	2,713	18,407	-	2016(C)
PIKE CENTER	MD	-	61,389	22,429	21,850	61,968	83,818	6,750	77,068	-	2021(A)
PUTTY HILL PLAZA	MD	4,192	11,112	1,440	4,192	12,552	16,744	4,714	12,030	-	2013(A)
RADCLIFFE CENTER	MD	12,043	21,188	174	12,043	21,362	33,405	7,073	26,332	-	2014(A)
RIVERHILL VILLAGE CENTER	MD	16,825	23,282	1,266	16,825	24,548	41,373	7,847	33,526	-	2014(A)
SHAWAN PLAZA	MD	4,466	20,222	222	4,466	20,444	24,910	14,788	10,122	-	2008(A)
SHOPS AT DISTRICT HEIGHTS	MD	8,166	21,971	(1,110)	7,298	21,729	29,027	5,117	23,910	-	2015(A)
SNOWDEN SQUARE S.C.	MD	1,929	4,558	5,187	3,326	8,348	11,674	2,822	8,852	-	2012(A)
TIMONIUM CROSSING	MD	2,525	14,863	1,775	2,525	16,638	19,163	4,257	14,906	-	2014(A)
TIMONIUM SQUARE	MD	6,000	24,283	14,367	7,311	37,339	44,650	20,808	23,842	-	2003(A)
TOWSON PLACE	MD	43,887	101,765	9,582	43,271	111,963	155,234	36,181	119,053	-	2012(A)
VILLAGES AT URBANA	MD	3,190	6	20,314	4,829	18,681	23,510	5,061	18,449	-	2003(A)
WILDE LAKE	MD	1,468	5,870	26,902	2,577	31,663	34,240	14,081	20,159	-	2002(A)
WILKENS BELTWAY PLAZA	MD	9,948	22,126	2,882	9,948	25,008	34,956	6,711	28,245	-	2014(A)
YORK ROAD PLAZA	MD	4,277	37,206	776	4,277	37,982	42,259	9,866	32,393	-	2014(A)
SOUTHFIELD PLAZA	MI	4,372	15,388	(33)	4,372	15,356	19,728	964	18,764	-	2024(A)
WEST OAKS S.C.	MI	10,430	95,233	680	10,430	95,912	106,342	6,529	99,813	-	2024(A)
WINCESTER CENTER	MI	8,057	44,262	1,743	8,057	46,005	54,062	3,153	50,909	-	2024(A)
CLINTON POINTE	MI	5,608	7,717	179	5,608	7,895	13,503	577	12,926	-	2024(A)
CENTENNIAL SHOPPES	MN	-	35,582	10	-	35,592	35,592	2,293	33,299	-	2024(A)
THE FOUNTAINS AT ARBOR LAKES	MN	28,585	66,699	16,340	29,485	82,139	111,624	40,430	71,194	-	2006(A)
WOODBURY LAKES	MN	11,392	58,159	2,240	11,392	60,398	71,790	6,228	65,563	-	2024(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
CENTER POINT S.C.	MO	-	550	-	-	550	550	550	-	-	1998(A)
HERITAGE PLACE	MO	7,570	43,306	284	7,570	43,589	51,159	5,303	45,857	-	2024(A)
BRENNAN STATION	NC	7,750	20,557	1,239	6,322	23,224	29,546	7,879	21,667	-	2011(A)
BRENNAN STATION OUTPARCEL	NC	628	1,666	(196)	450	1,648	2,098	524	1,574	-	2011(A)
CAPITAL SQUARE	NC	3,528	12,159	(122)	3,528	12,037	15,565	2,129	13,436	-	2021(A)
CLOVERDALE PLAZA	NC	541	720	7,434	541	8,154	8,695	4,999	3,696	-	1969(C)
CROSSROADS PLAZA	NC	768	3,099	1,439	768	4,538	5,306	2,921	2,385	-	2000(A)
CROSSROADS PLAZA	NC	13,406	86,456	7,098	13,843	93,117	106,960	26,758	80,202	-	2014(A)
DAVIDSON COMMONS	NC	2,979	12,860	1,018	2,979	13,878	16,857	4,792	12,065	-	2012(A)
FALLS POINTE	NC	4,049	27,415	166	3,990	27,640	31,630	3,623	28,007	-	2021(A)
HIGH HOUSE CROSSING	NC	3,604	10,950	220	3,604	11,170	14,774	1,816	12,959	-	2021(A)
HOPE VALLEY COMMONS	NC	3,743	16,808	184	3,743	16,992	20,735	2,291	18,444	-	2021(A)
JETTON VILLAGE SHOPPES	NC	3,875	10,292	1,151	2,144	13,174	15,318	4,329	10,989	-	2011(A)
LEESVILLE TOWNE CENTRE	NC	5,693	37,053	141	5,693	37,194	42,887	5,083	37,804	-	2021(A)
MOORESVILLE CROSSING	NC	12,014	30,604	4,301	11,333	35,586	46,919	15,825	31,094	-	2007(A)
NORTHWOODS S.C.	NC	2,696	9,397	80	2,696	9,477	12,173	1,360	10,813	-	2021(A)
PARK PLACE SC	NC	5,461	16,163	4,924	5,470	21,078	26,548	11,570	14,978	-	2008(A)
PLEASANT VALLEY PROMENADE	NC	5,209	20,886	25,142	5,209	46,028	51,237	28,548	22,689	-	1993(A)
QUAIL CORNERS	NC	7,318	26,676	2,480	7,318	29,156	36,474	8,265	28,209	-	2014(A)
SIX FORKS S.C.	NC	-	78,366	2,690	-	81,056	81,056	10,250	70,806	-	2021(A)
STONEHENGE MARKET	NC	3,848	37,900	2,405	3,848	40,305	44,153	4,557	39,596	-	2021(A)
TYVOLA SQUARE	NC	-	4,736	9,717	-	14,453	14,453	11,619	2,834	-	1986(A)
WOODLAWN MARKETPLACE	NC	919	3,571	3,343	919	6,914	7,833	5,271	2,562	-	2008(A)
WOODLAWN SHOPPING CENTER	NC	2,011	5,834	2,011	2,011	7,845	9,856	2,816	7,040	-	2012(A)
ROCKINGHAM PLAZA	NH	2,661	10,644	24,709	3,149	34,865	38,014	20,989	17,025	-	2008(A)
THE CROSSINGS	NH	10,532	95,130	570	10,532	95,700	106,232	6,734	99,498	-	2024(A)
WEBSTER SQUARE	NH	11,683	41,708	10,626	11,683	52,334	64,017	14,168	49,849	-	2014(A)
WEBSTER SQUARE - DSW	NH	1,346	3,638	132	1,346	3,770	5,116	956	4,160	-	2017(A)
WEBSTER SQUARE NORTH	NH	2,163	6,511	326	2,163	6,837	9,000	1,897	7,103	-	2016(A)
CENTRAL PLAZA	NJ	3,170	10,603	2,117	5,145	10,745	15,890	4,933	10,957	-	2013(A)
CLARK SHOPRITE 70 CENTRAL AVE	NJ	3,497	11,694	995	13,960	2,226	16,186	1,819	14,367	-	2013(A)
COMMERCE CENTER EAST	NJ	1,519	5,080	1,753	7,235	1,117	8,352	954	7,398	-	2013(A)
COMMERCE CENTER WEST	NJ	386	1,290	161	794	1,043	1,837	363	1,474	-	2013(A)
COMMONS AT HOLMDEL	NJ	16,538	38,760	11,397	16,538	50,157	66,695	23,779	42,916	-	2004(A)
EAST WINDSOR VILLAGE	NJ	9,335	23,778	1,423	9,335	25,201	34,536	11,035	23,501	-	2008(A)
GARDEN STATE PAVILIONS	NJ	7,531	10,802	32,018	12,204	38,147	50,351	13,451	36,900	-	2011(A)
HILLVIEW SHOPPING CENTER	NJ	16,008	32,607	2,321	16,008	34,928	50,936	9,493	41,443	-	2014(A)
HOLMDEL TOWNE CENTER	NJ	10,825	43,301	12,568	10,825	55,869	66,694	33,261	33,433	-	2002(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
MAPLE SHADE	NJ	-	9,958	2,601	-	12,559	12,559	4,728	7,831	-	2009(A)
NORTH BRUNSWICK PLAZA	NJ	3,205	12,820	30,916	3,205	43,736	46,941	28,107	18,834	-	1994(A)
PISCATAWAY TOWN CENTER	NJ	3,852	15,411	1,980	3,852	17,391	21,243	11,795	9,448	-	1998(A)
PLAZA AT HILLSDALE	NJ	7,602	6,994	1,718	7,602	8,712	16,314	3,245	13,069	-	2014(A)
PLAZA AT SHORT HILLS	NJ	20,155	11,062	1,851	20,155	12,913	33,068	4,209	28,859	-	2014(A)
RIDGEWOOD S.C.	NJ	450	2,107	1,321	450	3,428	3,878	2,465	1,413	-	1993(A)
SHOP RITE PLAZA	NJ	2,418	6,364	3,307	2,418	9,671	12,089	7,960	4,129	-	1985(C)
UNION CRESCENT III	NJ	7,895	3,011	18,161	8,697	20,370	29,067	13,884	15,183	-	2007(A)
WESTMONT PLAZA	NJ	602	2,405	21,492	602	23,897	24,499	10,604	13,895	-	1994(A)
WILLOWBROOK PLAZA	NJ	15,320	40,997	11,726	15,320	52,723	68,043	14,948	53,095	-	2009(A)
NORTH TOWNE PLAZA - ALBUQUERQUE	NM	3,598	33,327	640	3,598	33,967	37,565	4,594	32,971	-	2021(A)
CHARLESTON COMMONS	NV	29,704	24,267	705	29,704	24,972	54,676	7,121	47,555	-	2021(A)
COLLEGE PARK S.C.-N LAS VEGAS	NV	2,100	18,413	1,290	2,100	19,703	21,803	3,288	18,515	-	2021(A)
D'ANDREA MARKETPLACE	NV	11,556	29,435	980	11,556	30,415	41,971	13,806	28,165	-	2007(A)
DEL MONTE PLAZA	NV	2,489	5,590	1,307	2,210	7,176	9,386	4,057	5,329	-	2006(A)
DEL MONTE PLAZA ANCHOR PARCEL	NV	6,513	17,600	219	6,520	17,812	24,332	4,086	20,246	-	2017(A)
FRANCISCO CENTER	NV	1,800	10,085	2,786	1,800	12,871	14,671	2,224	12,447	-	2021(A)
GALENA JUNCTION	NV	8,931	17,503	2,588	8,931	20,091	29,022	6,601	22,421	-	2015(A)
MCQUEEN CROSSINGS	NV	5,017	20,779	1,435	5,017	22,214	27,231	10,009	17,222	-	2015(A)
RANCHO TOWNE & COUNTRY	NV	7,785	13,364	90	7,785	13,454	21,239	2,105	19,134	-	2021(A)
REDFIELD PROMENADE	NV	4,415	32,035	(139)	4,415	31,896	36,311	9,074	27,237	-	2015(A)
SPARKS MERCANTILE	NV	6,222	17,069	438	6,222	17,507	23,729	6,131	17,598	-	2015(A)
501 NORTH BROADWAY	NY	-	1,176	(37)	-	1,139	1,139	589	550	-	2007(A)
AIRPORT PLAZA	NY	22,711	107,012	7,292	22,711	114,304	137,015	31,922	105,093	-	2015(A)
BELLMORE S.C.	NY	1,272	3,184	1,837	1,272	5,021	6,293	3,132	3,161	-	2004(A)
BIRCHWOOD PLAZA COMMACK	NY	3,630	4,775	1,443	3,630	6,218	9,848	2,852	6,996	-	2007(A)
BRIDGEHAMPTON COMMONS-W&E SIDE	NY	1,812	3,107	43,454	1,858	46,515	48,373	29,635	18,738	-	1972(C)
CARMAN'S PLAZA	NY	12,558	37,290	3,239	12,562	40,525	53,087	4,263	48,824	-	2022(A)
CHAMPION FOOD SUPERMARKET	NY	758	1,875	(25)	2,241	367	2,608	267	2,341	-	2012(A)
ELMONT S.C.	NY	3,012	7,606	6,885	3,012	14,491	17,503	6,214	11,289	-	2004(A)
ELMSFORD CENTER 2	NY	4,076	15,599	1,118	4,245	16,548	20,793	6,247	14,546	-	2013(A)
FAMILY DOLLAR UNION TURNPIKE	NY	909	2,250	210	1,057	2,312	3,369	750	2,619	-	2012(A)
FOREST AVENUE PLAZA	NY	4,559	10,441	3,084	4,559	13,525	18,084	5,759	12,325	-	2005(A)
FRANKLIN SQUARE S.C.	NY	1,079	2,517	3,986	1,079	6,503	7,582	2,898	4,684	-	2004(A)
GREAT NECK OUTPARCEL	NY	4,019	-	80	4,019	80	4,099	-	4,099	-	2022(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
GREENRIDGE PLAZA	NY	2,940	11,812	10,456	3,148	22,060	25,208	12,869	12,339	-	1997(A)
HAMPTON BAYS PLAZA	NY	1,495	5,979	3,972	1,495	9,951	11,446	8,732	2,714	-	1989(A)
HICKSVILLE PLAZA	NY	3,543	8,266	2,729	3,543	10,995	14,538	5,819	8,719	-	2004(A)
INDEPENDENCE PLAZA	NY	12,279	34,814	671	16,132	31,632	47,764	11,685	36,079	-	2014(A)
JERICHO COMMONS SOUTH	NY	12,368	33,071	4,254	12,368	37,325	49,693	16,557	33,136	-	2007(A)
KEY FOOD - 21ST STREET	NY	1,091	2,700	(165)	1,669	1,957	3,626	631	2,995	-	2012(A)
KEY FOOD - ATLANTIC AVE	NY	2,273	5,625	509	4,809	3,598	8,407	1,415	6,992	-	2012(A)
KEY FOOD - CENTRAL AVE.	NY	2,788	6,899	(395)	2,603	6,689	9,292	2,248	7,044	-	2012(A)
KINGS HIGHWAY	NY	2,744	6,811	2,328	2,744	9,139	11,883	4,788	7,095	-	2004(A)
KISSENA BOULEVARD SHOPPING CTR	NY	11,610	2,933	1,902	11,610	4,835	16,445	1,527	14,918	-	2007(A)
LITTLE NECK PLAZA	NY	3,277	13,161	6,676	3,277	19,837	23,114	11,662	11,452	-	2003(A)
MANETTO HILL PLAZA	NY	264	584	19,264	264	19,848	20,112	9,647	10,465	-	1969(C)
MANHASSET CENTER	NY	4,567	19,166	33,700	3,472	53,961	57,433	36,165	21,268	-	1999(A)
MARKET AT BAY SHORE	NY	12,360	30,708	8,143	12,360	38,851	51,211	19,138	32,073	-	2006(A)
MASPETH QUEENS-DUANE READE	NY	1,872	4,828	1,037	1,872	5,865	7,737	2,784	4,953	-	2004(A)
MILLERIDGE INN	NY	7,500	481	34	7,500	515	8,015	84	7,931	-	2015(A)
MINEOLA CROSSINGS	NY	4,150	7,521	1,100	4,150	8,621	12,771	3,439	9,332	-	2007(A)
NORTH MASSAPEQUA S.C.	NY	1,881	4,389	(1,616)	-	4,654	4,654	4,383	271	-	2004(A)
OCEAN PLAZA	NY	564	2,269	73	564	2,342	2,906	1,271	1,635	-	2003(A)
RALPH AVENUE PLAZA	NY	4,414	11,340	4,234	4,414	15,574	19,988	7,547	12,441	-	2004(A)
RICHMOND S.C.	NY	2,280	9,028	22,252	2,280	31,280	33,560	19,058	14,502	-	1989(A)
ROMAINE PLAZA	NY	782	1,826	588	782	2,414	3,196	1,173	2,023	-	2005(A)
SEQUAMS SHOPPING CENTER	NY	3,971	8,654	349	3,971	9,003	12,974	730	12,244	-	2022(A)
SHOPRITE S.C.	NY	872	3,488	-	872	3,488	4,360	2,875	1,485	-	1998(A)
STOP & SHOP	NY	21,661	17,636	-	21,661	17,636	39,297	1,221	38,076	11,176	2022(A)
SMITHTOWN PLAZA	NY	3,528	7,364	726	3,437	8,181	11,618	4,188	7,430	-	2009(A)
SOUTHGATE SHOPPING CENTER	NY	18,822	62,670	1,146	18,829	63,809	82,638	5,326	77,312	19,509	2022(A)
SYOSSET CORNERS	NY	6,169	13,302	610	6,169	13,912	20,081	1,253	18,828	-	2022(A)
SYOSSET S.C.	NY	107	76	3,046	107	3,122	3,229	1,701	1,528	-	1990(C)
THE BOULEVARD	NY	28,724	38,232	264,478	28,724	302,710	331,434	39,793	291,641	-	2006(A)
THE GARDENS AT GREAT NECK	NY	27,956	71,366	1,467	27,962	72,827	100,789	5,138	95,651	16,796	2022(A)
THE GREEN COVE PLAZA	NY	17,017	39,206	1,354	17,017	40,560	57,577	3,400	54,177	-	2022(A)
THE MARKETPLACE	NY	4,498	9,850	1,095	4,498	10,945	15,443	740	14,703	4,932	2022(A)
TOWNPATH CORNER	NY	2,675	6,408	199	2,675	6,607	9,282	521	8,761	-	2022(A)
TURNPIKE PLAZA	NY	2,472	5,839	1,142	2,472	6,981	9,453	2,581	6,872	-	2011(A)
VETERANS MEMORIAL PLAZA	NY	5,968	23,243	23,164	5,980	46,395	52,375	23,261	29,114	-	1998(A)
WHITE PLAINS S.C.	NY	1,778	4,454	2,964	1,778	7,418	9,196	3,415	5,781	-	2004(A)
WOODBURY COMMON	NY	27,249	28,516	838	27,249	29,354	56,603	3,169	53,434	15,851	2022(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
BRIDGWATER FALLS	OH	7,271	85,626	1,328	7,271	86,953	94,224	5,888	88,336	-	2024(A)
DEERFIELD TOWNE CENTER	OH	6,791	85,154	5,040	6,791	90,194	96,985	7,932	89,053	-	2024(A)
OLENTANGY PLAZA	OH	3,932	42,588	1,185	3,932	43,773	47,705	2,556	45,149	-	2024(A)
SPRING MEADOWS PLACE	OH	2,817	43,345	361	2,817	43,706	46,523	2,899	43,624	-	2024(A)
JANTZEN BEACH CENTER	OR	57,575	102,844	10,921	57,588	113,752	171,340	27,400	143,940	-	2017(A)
CENTER SQUARE SHOPPING CENTER	PA	732	2,928	1,225	691	4,194	4,885	3,288	1,597	-	1996(A)
CRANBERRY TOWNSHIP-PARCEL 1&2	PA	10,271	30,770	3,667	6,070	38,638	44,708	9,947	34,761	-	2016(A)
CROSSROADS PLAZA	PA	789	3,155	14,767	976	17,735	18,711	12,486	6,225	-	1986(A)
DEVON VILLAGE	PA	4,856	25,847	1,655	5,608	26,750	32,358	9,847	22,511	-	2012(A)
FISHTOWN CROSSING	PA	20,398	22,602	282	20,401	22,881	43,282	3,808	39,474	-	2022(A)
HARRISBURG EAST SHOPPING CTR.	PA	453	6,665	12,519	3,003	16,634	19,637	10,695	8,942	-	2002(A)
HORSHAM POINT	PA	3,813	18,189	829	3,813	19,018	22,831	4,653	18,178	-	2015(A)
LINCOLN SQUARE	PA	90,479	-	77,156	10,533	157,102	167,635	20,809	146,826	-	2017(C)
NORRITON SQUARE	PA	686	2,665	6,318	774	8,895	9,669	6,030	3,639	-	1984(A)
POCONO PLAZA	PA	1,050	2,373	18,802	1,050	21,175	22,225	3,586	18,639	-	1973(C)
SHOPPES AT WYNNEWOOD	PA	7,479	-	3,676	7,479	3,676	11,155	834	10,321	-	2015(C)
SHREWSBURY SQUARE S.C.	PA	8,066	16,998	(1,721)	6,172	17,171	23,343	5,051	18,292	-	2014(A)
SPRINGFIELD S.C.	PA	920	4,982	14,617	920	19,599	20,519	13,871	6,648	-	1983(A)
SUBURBAN SQUARE	PA	70,680	166,351	87,507	71,280	253,258	324,538	86,858	237,680	-	2007(A)
TOWNSHIP LINE S.C.	PA	732	2,928	-	732	2,928	3,660	2,127	1,533	-	1996(A)
WAYNE PLAZA	PA	6,128	15,605	1,874	6,136	17,471	23,607	7,488	16,119	-	2008(A)
WEXFORD PLAZA	PA	6,414	9,775	15,113	6,299	25,003	31,302	8,458	22,844	-	2010(A)
WHITEHALL MALL	PA	-	5,196	-	-	5,196	5,196	3,775	1,421	-	1996(A)
WHITELAND TOWN CENTER	PA	732	2,928	59	732	2,987	3,719	2,186	1,533	-	1996(A)
WHOLE FOODS AT WYNNEWOOD	PA	15,042	-	11,786	13,772	13,056	26,828	2,154	24,674	-	2014(C)
LOS COLOBOS - BUILDERS SQUARE	PR	4,405	9,628	(538)	4,461	9,034	13,495	8,473	5,022	-	2006(A)
LOS COLOBOS - KMART	PR	4,595	10,120	(14,715)	-	-	-	-	-	-	2006(A)
LOS COLOBOS I	PR	12,891	26,047	21,186	18,016	42,108	60,124	23,674	36,450	-	2006(A)
LOS COLOBOS II	PR	14,894	30,681	1,468	15,142	31,901	47,043	18,143	28,900	-	2006(A)
MANATI VILLA MARIA SC	PR	2,781	5,673	1,851	2,607	7,698	10,305	5,079	5,226	-	2006(A)
PLAZA CENTRO - COSTCO	PR	3,628	10,752	(455)	3,866	10,059	13,925	5,700	8,225	-	2006(A)
PLAZA CENTRO - MALL	PR	19,873	58,719	6,692	19,408	65,876	85,284	31,118	54,166	-	2006(A)
PLAZA CENTRO - RETAIL	PR	5,936	16,510	1,306	6,026	17,726	23,752	8,627	15,125	-	2006(A)
PLAZA CENTRO - SAM'S CLUB	PR	6,643	20,225	(1,170)	6,520	19,178	25,698	18,130	7,568	-	2006(A)
PONCE TOWNE CENTER	PR	14,433	28,449	5,884	14,903	33,863	48,766	22,093	26,673	-	2006(A)
REXVILLE TOWN CENTER	PR	24,873	48,688	8,650	25,678	56,533	82,211	37,052	45,159	-	2006(A)
TRUJILLO ALTO PLAZA	PR	12,054	24,446	9,787	12,289	33,998	46,287	17,748	28,539	-	2006(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
WESTERN PLAZA - MAYAGUEZ ONE	PR	10,858	12,253	891	11,242	12,760	24,002	11,471	12,531	-	2006(A)
WESTERN PLAZA - MAYAGUEZ TWO	PR	16,874	19,911	3,479	16,873	23,391	40,264	19,513	20,751	-	2006(A)
FOREST PARK	SC	1,920	9,545	630	1,920	10,175	12,095	3,443	8,652	-	2012(A)
ST. ANDREWS CENTER	SC	730	3,132	22,296	730	25,428	26,158	14,910	11,248	-	1978(C)
WESTWOOD PLAZA	SC	1,744	6,986	15,445	1,727	22,448	24,175	8,643	15,532	-	1995(A)
WOODRUFF SHOPPING CENTER	SC	3,110	15,501	1,772	3,465	16,918	20,383	6,630	13,753	-	2010(A)
BELLEVUE PLACE	TN	3,512	9,137	10	3,512	9,147	12,659	500	12,159	-	2024(A)
HIGHLAND SQUARE	TN	1,302	2,130	(3,432)	-	-	-	-	-	-	2021(A)
MENDENHALL COMMONS	TN	1,272	14,826	(22)	1,272	14,804	16,076	2,012	14,064	-	2021(A)
OLD TOWNE VILLAGE	TN	-	4,134	4,824	-	8,958	8,958	7,063	1,895	-	1978(C)
PROVIDENCE MARKETPLACE	TN	18,751	84,332	546	18,751	84,878	103,629	7,545	96,084	-	2024(A)
THE COMMONS AT DEXTER LAKE	TN	1,554	14,649	2,070	1,554	16,719	18,273	2,753	15,520	-	2021(A)
THE COMMONS AT DEXTER LAKE II	TN	567	8,874	168	567	9,042	9,609	1,311	8,298	-	2021(A)
1350 W. 43RD ST. - WELLS FARGO	TX	3,707	247	1	3,708	247	3,955	97	3,858	-	2022(A)
1934 WEST GRAY	TX	705	4,831	(301)	705	4,530	5,235	287	4,948	-	2021(A)
1939 WEST GRAY	TX	269	1,731	(183)	269	1,548	1,817	159	1,658	-	2021(A)
43RD STREET CHASE BANK BLDG	TX	497	1,703	56	497	1,759	2,256	240	2,016	-	2021(A)
ACCENT PLAZA	TX	500	2,831	542	500	3,373	3,873	2,091	1,782	-	1996(A)
ALABAMA SHEPHERD S.C.	TX	4,590	21,368	405	4,590	21,773	26,363	3,173	23,190	-	2021(A)
ATASCOCITA COMMONS SHOP.CTR.	TX	16,323	54,587	8,413	15,580	63,743	79,323	15,970	63,353	-	2013(A)
BAYBROOK GATEWAY	TX	9,441	44,160	19	9,441	44,179	53,620	6,988	46,632	-	2021(A)
BAYBROOK WEBSTER PARCEL	TX	-	2,978	9,961	2,978	9,961	12,939	180	12,759	-	2022(A)
BELLAIRE BLVD S.C.	TX	1,334	7,166	27	1,334	7,193	8,527	759	7,768	-	2021(A)
BLALOCK MARKET	TX	-	17,283	584	-	17,867	17,867	3,839	14,028	-	2021(A)
CENTER AT BAYBROOK	TX	6,941	27,727	11,599	6,928	39,339	46,267	23,362	22,905	-	1998(A)
CENTER OF THE HILLS	TX	2,924	11,706	14,844	2,773	26,701	29,474	9,128	20,346	-	2008(A)
CITADEL BUILDING	TX	4,046	12,824	(7,651)	2,169	7,050	9,219	5,413	3,806	-	2021(A)
CONROE MARKETPLACE	TX	18,869	50,757	(1,150)	10,842	57,634	68,476	15,263	53,213	-	2015(A)
COPPERFIELD VILLAGE SHOP.CTR.	TX	7,828	34,864	1,573	7,828	36,437	44,265	10,441	33,824	-	2015(A)
COPPERWOOD VILLAGE	TX	13,848	84,184	3,093	13,848	87,277	101,125	23,256	77,869	-	2015(A)
CYPRESS TOWNE CENTER	TX	6,034	-	2,421	2,252	6,203	8,455	2,284	6,171	-	2003(C)
CYPRESS TOWNE CENTER	TX	12,329	36,836	4,428	8,644	44,949	53,593	9,654	43,939	-	2016(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
CYPRESS TOWNE CENTER (PHASE II)	TX	2,061	6,158	(1,361)	270	6,588	6,858	2,070	4,788	-	2016(A)
DRISCOLL AT RIVER OAKS-RESI	TX	1,244	145,366	2,398	1,244	147,764	149,008	11,390	137,618	-	2021(A)
FIESTA TARGET	TX	6,766	7,334	309	6,766	7,643	14,409	1,725	12,684	-	2021(A)
FIESTA TRAILS	TX	15,185	32,897	3,393	15,185	36,290	51,475	5,946	45,529	-	2021(A)
GALVESTON PLACE	TX	1,661	28,288	6,781	1,661	35,069	36,730	4,311	32,419	-	2021(A)
GATEWAY STATION	TX	1,374	28,145	5,211	1,375	33,355	34,730	10,764	23,966	-	2011(A)
GATEWAY STATION PHASE II	TX	4,140	12,020	1,148	4,143	13,165	17,308	3,199	14,109	-	2017(A)
GRAND PARKWAY MARKET PLACE II	TX	13,436	-	39,397	12,298	40,535	52,833	8,329	44,504	-	2015(C)
GRAND PARKWAY MARKETPLACE	TX	25,364	-	65,008	21,937	68,435	90,372	12,712	77,660	-	2014(C)
HEB - DAIRY ASHFORD & MEMORIAL	TX	1,076	5,324	-	1,076	5,324	6,400	606	5,794	-	2021(A)
HEIGHTS PLAZA	TX	5,423	10,140	75	5,423	10,215	15,638	1,535	14,103	-	2021(A)
INDEPENDENCE PLAZA - LAREDO	TX	4,836	53,564	310	4,836	53,874	58,710	7,052	51,658	6,330	2021(A)
INDEPENDENCE PLAZA II - LAREDO	TX	2,482	21,418	17	2,482	21,435	23,917	3,529	20,388	-	2021(A)
KROGER PLAZA	TX	520	2,081	3,184	520	5,265	5,785	2,874	2,911	-	1995(A)
LAKEHILLS PLAZA	TX	5,264	20,661	251	5,264	20,912	26,176	1,027	25,149	-	2024(A)
LAKE PRAIRIE TOWN CROSSING	TX	7,897	-	30,871	6,783	31,985	38,768	11,081	27,687	-	2006(C)
LAS TIENDAS PLAZA	TX	8,678	-	28,269	7,944	29,003	36,947	10,639	26,308	-	2005(C)
MONTGOMERY PLAZA	TX	10,739	63,065	1,991	10,739	65,056	75,795	19,056	56,739	-	2015(A)
MUELLER OUTPARCEL	TX	150	3,351	40	150	3,391	3,541	480	3,061	-	2021(A)
MUELLER REGIONAL RETAIL CENTER	TX	7,352	85,805	4,628	7,352	90,433	97,785	12,010	85,775	-	2021(A)
NORTH CREEK PLAZA	TX	5,044	34,756	456	5,044	35,212	40,256	5,319	34,937	-	2021(A)
OAK FOREST	TX	13,395	25,275	688	13,395	25,963	39,358	3,791	35,567	-	2021(A)
PLANTATION CENTRE	TX	2,325	34,494	978	2,325	35,472	37,797	4,853	32,944	-	2021(A)
PRESTON LEBANON CROSSING	TX	13,552	-	30,886	12,164	32,274	44,438	12,936	31,502	-	2006(C)
RANDALLS CENTER/KINGS CROSSING	TX	3,717	21,363	8,915	3,717	30,278	33,995	3,798	30,197	-	2021(A)
RICHMOND SQUARE	TX	7,568	15,432	2,673	7,568	18,105	25,673	1,843	23,830	-	2021(A)
RIVER OAKS S.C. EAST	TX	5,766	13,882	253	5,766	14,135	19,901	1,760	18,141	-	2021(A)
RIVER OAKS S.C. WEST	TX	14,185	138,022	8,226	14,185	146,248	160,433	16,768	143,665	-	2021(A)
ROCK PRAIRIE MARKETPLACE	TX	-	8,004	196	-	8,200	8,200	868	7,332	-	2021(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
SHOPPES AT MEMORIAL VILLAGES	TX	-	41,493	877	-	42,370	42,370	6,257	36,113	-	2021(A)
SHOPS AT HILSHIRE VILLAGE	TX	11,206	19,092	1,017	11,206	20,109	31,315	3,439	27,876	-	2021(A)
SHOPS AT KIRBY DRIVE	TX	969	5,031	(20)	969	5,011	5,980	621	5,359	-	2021(A)
SHOPS AT THREE CORNERS	TX	7,094	59,795	225	7,094	60,020	67,114	8,613	58,501	-	2021(A)
STEVENS RANCH	TX	18,143	6,407	527	18,143	6,934	25,077	1,189	23,888	-	2021(A)
THE CENTRE AT COPPERFIELD	TX	6,723	22,525	944	6,723	23,469	30,192	7,233	22,959	-	2015(A)
THE CENTRE AT POST OAK	TX	12,642	100,658	(1,305)	12,642	99,353	111,995	12,960	99,035	-	2021(A)
THE SHOPPES @ WILDERNESS OAKS	TX	4,359	8,964	(12,427)	896	-	896	-	896	-	2021(A)
TOMBALL CROSSINGS	TX	8,517	28,484	1,774	7,965	30,810	38,775	8,666	30,109	-	2013(A)
TOMBALL MARKETPLACE	TX	4,280	31,793	1,339	4,280	33,132	37,412	5,053	32,359	-	2021(A)
TRENTON CROSSING - NORTH MCALLEN	TX	6,279	29,686	2,403	6,279	32,089	38,368	5,306	33,062	-	2021(A)
VILLAGE PLAZA AT BUNKER HILL	TX	21,320	233,086	3,390	21,320	236,476	257,796	29,335	228,461	70,748	2021(A)
WESTCHASE S.C.	TX	7,547	35,653	5,185	7,547	40,838	48,385	5,167	43,218	13,004	2021(A)
WESTHILL VILLAGE	TX	11,948	26,479	937	11,948	27,416	39,364	4,412	34,952	-	2021(A)
WOODBRIDGE SHOPPING CENTER	TX	2,569	6,814	440	2,569	7,254	9,823	2,948	6,876	-	2012(A)
BURKE TOWN PLAZA	VA	-	43,240	(5,101)	-	38,139	38,139	10,704	27,435	-	2014(A)
CENTRO ARLINGTON	VA	3,937	35,103	1,370	3,937	36,473	40,410	3,443	36,967	-	2021(A)
CENTRO ARLINGTON-RESI	VA	15,012	155,639	1,688	15,012	157,327	172,339	10,017	162,322	-	2021(A)
DOCSTONE COMMONS	VA	3,839	11,468	645	3,904	12,048	15,952	3,106	12,846	-	2016(A)
DOCSTONE O/P - STAPLES	VA	1,425	4,318	(828)	1,168	3,747	4,915	1,100	3,815	-	2016(A)
DULLES TOWN CROSSING	VA	53,285	104,176	4,233	53,285	108,409	161,694	30,904	130,790	-	2015(A)
GORDON PLAZA	VA	-	3,331	6,055	5,573	3,813	9,386	951	8,435	-	2017(A)
HILLTOP VILLAGE CENTER	VA	23,409	93,673	470	23,409	94,143	117,552	10,837	106,715	-	2021(A)
OLD TOWN PLAZA	VA	4,500	41,570	(14,221)	3,053	28,796	31,849	9,762	22,087	-	2007(A)
POTOMAC RUN PLAZA	VA	27,370	48,451	4,314	27,370	52,765	80,135	22,809	57,326	-	2008(A)
STAFFORD MARKETPLACE	VA	26,893	86,450	16,797	29,486	100,654	130,140	25,305	104,835	-	2015(A)
STONEBRIDGE AT POTOMAC TOWN CENTER	VA	52,190	73,877	57,632	52,190	131,509	183,699	15,553	168,146	-	2023(A)
WEST ALEX - RETAIL	VA	6,043	55,434	3,428	6,043	58,862	64,905	5,100	59,805	-	2021(A)
WEST ALEX-OFFICE	VA	1,479	10,458	1,601	1,479	12,059	13,538	1,016	12,522	-	2021(A)
WEST ALEX-RESI	VA	15,892	65,282	1,331	15,892	66,613	82,505	7,154	75,351	-	2021(A)
AUBURN NORTH	WA	7,786	18,158	12,173	7,786	30,331	38,117	12,468	25,649	-	2007(A)
COVINGTON ESPLANADE	WA	6,009	47,941	201	6,009	48,142	54,151	5,085	49,066	-	2021(A)
FRANKLIN PARK COMMONS	WA	5,419	11,989	8,976	5,419	20,965	26,384	6,536	19,848	-	2015(A)
FRONTIER VILLAGE SHOPPING CTR.	WA	10,751	44,861	3,111	10,751	47,972	58,723	13,234	45,489	-	2012(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
GATEWAY SHOPPING CENTER	WA	6,938	11,270	9,758	6,938	21,028	27,966	4,965	23,001	-	2016(A)
SILVERDALE PLAZA	WA	3,875	33,109	1,858	3,756	35,086	38,842	11,348	27,494	-	2012(A)
THE MARKETPLACE AT FACTORIA	WA	60,502	92,696	28,100	65,782	115,516	181,298	34,919	146,379	-	2013(A)
THE WHITTAKER	WA	15,799	23,508	(42)	15,799	23,466	39,265	3,085	36,180	-	2021(A)

OTHER PROPERTY INTERESTS
ASANTE RETAIL CENTER	AZ	8,703	3,406	(11,939)	170	-	170	-	170	-	2004(C)
HOMESTEAD-WACHTEL LAND LEASE	FL	150	-	-	150	-	150	-	150	-	2013(A)
HARTLAND TOWNE SQUARE LAND	MI	2,544	-	5	2,544	5	2,549	-	2,549	-	2024(A)
HOLCOMB CENTER	GA	4,402	-	4	4,402	4	4,406	1	4,405	-	2024(A)
RAMCO DUVAL LAND TRS	MI	3,522	-	-	3,522	-	3,522	-	3,522	-	2024(A)
RAMCO RM HARTLAND DISPOSITION LLC	MI	2,446	-	-	2,446	-	2,446	-	2,446	-	2024(A)
RAMCO HARTLAND TRS, INC.	MI	880	-	-	880	-	880	-	880	-	2024(A)
RAMCO RIVER CITY LAND	MI	4,890	-	2	4,892	-	4,892	-	4,892	-	2024(A)
PALM COAST LANDING OUTPARCELS	FL	1,460	-	26	1,460	26	1,486	-	1,486	-	2021(A)
LAKE WALES S.C.	FL	601	-	-	601	-	601	-	601	-	2009(A)
FLINT - VACANT LAND	MI	101	-	(101)	-	-	-	-	-	-	2012(A)
CHARLOTTE SPORTS & FITNESS CTR	NC	501	1,859	1,104	501	2,963	3,464	2,137	1,327	-	1986(A)
SURF CITY CROSSING	NC	5,260	-	(2,822)	2,438	-	2,438	-	2,438	-	2021(A)
THE SHOPPES AT CAVENESS FARMS	NC	5,470	-	21	5,470	21	5,491	-	5,491	-	2021(A)
WAKE FOREST CROSSING II - LAND ONLY	NC	520	-	-	520	-	520	-	520	-	2021(A)
WAKEFIELD COMMONS III	NC	6,506	-	(5,397)	787	322	1,109	321	788	-	2001(C)
WAKEFIELD CROSSINGS	NC	3,414	-	(3,277)	137	-	137	-	137	-	2001(C)
HILLSBOROUGH PROMENADE	NJ	11,887	-	(6,632)	5,006	249	5,255	147	5,109	-	2001(C)
JERICHO ATRIUM	NY	10,624	20,065	6,018	10,624	26,083	36,707	9,095	27,612	-	2016(A)
KEY BANK BUILDING	NY	1,500	40,487	(7,105)	669	34,213	34,882	23,228	11,654	-	2006(A)
MANHASSET CENTER (RESIDENTIAL)	NY	950	-	-	950	-	950	-	950	-	2012(A)
MERRY LANE (PARKING LOT)	NY	1,486	2	1,447	1,486	1,449	2,935	-	2,935	-	2007(A)
NORTHPORT LAND PARCEL	NY	-	14	82	-	96	96	14	82	-	2012(A)
MCMINNVILLE PLAZA	OR	4,062	-	479	4,062	479	4,541	-	4,541	-	2006(C)
1935 WEST GRAY	TX	780	-	14	780	14	794	-	794	-	2021(A)
2503 MCCUE, LLC	TX	-	2,287	-	-	2,287	2,287	1,540	748	-	2021(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
NORTH TOWNE PLAZA - BROWNSVILLE	TX	1,517	-	305	1,517	305	1,822	52	1,770	-	2021(A)
RICHMOND SQUARE - PAD	TX	570	-	132	570	131	701	-	701	-	2021(A)
TEXAS CITY LAND	TX	1,000	-	-	1,000	-	1,000	-	1,000	-	2021(A)
WESTOVER SQUARE	TX	1,520	-	(665)	855	-	855	-	855	-	2021(A)
BLUE RIDGE	Various	12,347	71,530	(51,732)	3,512	28,633	32,145	21,486	10,659	-	2005(A)
BALANCE OF PORTFOLIO (5)	Various	1,909	65,127	(38,623)	-	28,413	28,413	9,166	19,248	-
TOTALS		$4,550,642	$13,488,275	$3,131,656	$4,498,196	$16,672,376	$21,170,572	$4,360,239	$16,810,333	$496,438

(1)
The negative balance for costs capitalized subsequent to acquisition could include parcels/out-parcels sold, assets held-for-sale, provision for losses and/or demolition of part of a property for redevelopment.
(2)
The Company had accumulated amortization relating to in-place leases and above-market leases aggregating $858,309.
(3)
Includes fair market value of debt adjustments, net and deferred financing costs, net.
(4)
Shopping center includes land held for development.
(5)
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
(including certain identified intangible assets)

The aggregate cost for Federal income tax purposes was approximately $19.3 billion at December 31, 2024.

The changes in total real estate assets for the years ended December 31, 2024, 2023 and 2022 are as follows:

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

(in thousands)

	2024	2023	2022
Balance, beginning of period	$18,937,794	$18,457,242	$18,052,271
Additions during period:
Acquisitions	1,977,992	208,001	542,789
Improvements	337,729	263,171	183,561
Transfers from unconsolidated joint ventures	-	166,490	-
Deductions during period:
Sales and assets held-for-sale	(8,549)	(85,541)	(271,347)
Adjustment for fully depreciated assets	(62,358)	(59,832)	(36,032)
Adjustment of property carrying values	(12,036)	(11,737)	(14,000)
Balance, end of period	$21,170,572	$18,937,794	$18,457,242

The changes in accumulated depreciation and amortization for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Balance, beginning of period	$3,842,869	$3,417,414	$3,010,699
Additions during period:
Depreciation for year	581,429	492,434	493,075
Deductions during period:
Sales and assets held-for-sale	(116)	(7,147)	(50,328)
Adjustment for fully depreciated assets/other	(63,943)	(59,832)	(36,032)
Balance, end of period	$4,360,239	$3,842,869	$3,417,414

Reclassifications:

Certain amounts in the prior period have been reclassified in order to conform with the current period's presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2024

(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Original Face Amount of Mortgages	Carrying Amount of Mortgages (b)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgage Loans:
Retail 1st Mortgage
San Antonio, TX	9.00%	Jun-25	I	$-	$146,158	$146,158	$-
Individually < 3% (c) (d)	(e)	(f)	I	-	42,589	38,888	-
Retail 2nd Mortgage
San Antonio, TX	12.00%	Jun-34	I	-	50,219	50,219	-
San Antonio, TX	11.00%	Sep-27	I	-	21,500	19,758	-
Euless, TX	10.00%	Jun-29	I	-	19,600	19,600	-
Lynwood, CA	9.00%	Jul-25	I	-	16,462	16,462	-
Jacksonville, FL	10.00%	Nov-26	I	-	15,000	15,000	-
Fairfax, VA	8.00%	May-29	I	-	14,000	14,000	-
Individually < 3% (g)	(h)	(i)	I	-	132,901	129,164	-
Nonretail
Individually < 3% (j)	(k)	(l)	P&I; PIK	-	3,854	2,238	-

Other Financing Loans:
Nonretail
Borrower A	7.00%	Mar-31	P&I	-	397	279	-
Allowance for Credit losses:				-	-	(6,800)	-

				$-	$462,680	$444,966	$-

(a)
I = Interest only; P&I = Principal & Interest; PIK = Paid in Kind at Maturity.
(b)
The aggregate cost for Federal income tax purposes was approximately $445.0 million as of December 31, 2024.
(c)
Comprised of four separate loans with original loan amounts ranging from $5.3 million to $13.0 million.
(d)
There was an outstanding undrawn mortgage loan balance of $3.7 million as of December 31, 2024, for which the Company earns interest at a rate of 1.0% annum.
(e)
Interest rates range from 6.35% to 11.00%.
(f)
Maturity dates range from August 2028 to March 2034.
(g)
Comprised of 16 separate loans with original loan amounts ranging from $3.1 million to $12.5 million.
(h)
Interest rates range from 7.00% to 14.00%.
(i)
Maturity dates range from June 2025 to October 2053.
(j)
Comprised of three separate loans with original loan amounts ranging from $0.5 million to $2.0 million.
(k)
Interest rates range from 6.88% to 12.00%.
(l)
Maturity dates range from October 2026 to December 2030.

The Company reviews payment status to identify performing versus non-performing loans. As of December 31, 2024, the Company had a total of 31 loans, all of which are performing. The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the personal guarantees of the borrower and the prospects of the borrower.

The following table reconciles mortgage loans and other financing receivables from January 1, 2022 to December 31, 2024 (in thousands):

	2024	2023	2022
Balance at January 1,	$130,745	$87,359	$73,102
Additions:
New mortgage and other loans	428,121	43,519	75,063
Deductions:
Loan repayments	(108,297)	(35)	(60,211)
Collections of principal	(103)	(98)	(95)
Allowance for credit losses	(5,500)	-	(500)
Other adjustments	-	-	-
Balance at December 31,	$444,966	$130,745	$87,359