Form 10-Q
period 2025-03-31
KIMCO REALTY CORP; Kimco Realty OP, LLC
filed 2025-05-02
CIK 879101, 1959472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 22, 2025, Kimco Realty Corporation had 676,496,300 shares of common stock outstanding.

KIMCO REALTY CORPORATION

KIMCO REALTY OP, LLC

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2025

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2025, of Kimco Realty Corporation (the “Parent Company”) and Kimco Realty OP, LLC (“Kimco OP”). Unless stated otherwise or the context requires, references to “Kimco Realty Corporation” or the “Parent Company” mean Kimco Realty Corporation and its subsidiaries, and references to “Kimco Realty OP, LLC” or “Kimco OP” mean Kimco Realty OP, LLC and its subsidiaries. The terms the “Company,” “we,” “our” or “us” refer to the Parent Company and its business and operations conducted through its directly or indirectly owned subsidiaries, including Kimco OP; and in statements regarding qualification as a Real Estate Investment Trust ("REIT"), such terms refer solely to the Parent Company. References to “shares” and “shareholders” refer to the shares and shareholders of the Parent Company and not the limited liability company interests of Kimco OP.

The Parent Company is a REIT and is the managing member of Kimco OP. As of March 31, 2025, the Parent Company owned 99.84% of the outstanding limited liability company interests (the "OP Units") in Kimco OP. Noncontrolling OP Unit interests are owned by third parties and certain officers and directors of the Company.

Substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco OP (either directly or through its subsidiaries), as the Parent Company’s operating company, and the Parent Company is the managing member of Kimco OP. In addition, the officers and directors of the Parent Company are the same as the officers and directors of Kimco OP. Management operates the Parent Company and Kimco OP as one business. The management of the Parent Company consists of the same individuals as the management of Kimco OP. These individuals are officers of the Parent Company and employees of Kimco OP.

Stockholders' equity and Members’ capital are the primary areas of difference between the unaudited Condensed Consolidated Financial Statements of the Parent Company and those of Kimco OP. Kimco OP’s capital currently includes OP Units owned by the Parent Company and noncontrolling OP Units owned by third parties and certain officers and directors of the Company. OP Units owned by outside members are accounted for within capital on Kimco OP’s financial statements and in noncontrolling interests in the Parent Company’s financial statements.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share information)

	March 31, 2025	December 31, 2024
Assets:
Real estate, net of accumulated depreciation and amortization of $4,474,547 and $4,360,239, respectively	$16,837,121	$16,810,333
Investments in and advances to real estate joint ventures	1,476,841	1,487,675
Other investments	107,300	107,347
Cash, cash equivalents and restricted cash	132,503	689,731
Mortgage and other financing receivables, net	421,849	444,966
Accounts and notes receivable, net	339,311	340,469
Operating lease right-of-use assets, net	124,925	126,441
Other assets	291,402	302,934
Total assets (1)	$19,731,252	$20,309,896

Liabilities:
Notes payable, net	$7,579,983	$7,964,738
Mortgages payable, net	444,148	496,438
Accounts payable and accrued expenses	257,542	281,867
Dividends payable	6,373	6,409
Operating lease liabilities	116,113	117,199
Other liabilities	546,492	597,456
Total liabilities (1)	8,950,651	9,464,107
Redeemable noncontrolling interests	46,624	47,877

Commitments and Contingencies (Footnote 19)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 20,759 and 20,806 shares, respectively; Aggregate liquidation preference $553,762 and $556,113, respectively	21	21
Common stock, $.01 par value, authorized 1,500,000,000 shares; Issued and outstanding 679,497,438 and 679,493,522 shares, respectively	6,795	6,795
Paid-in capital	11,025,904	11,033,485
Cumulative distributions in excess of net income	(443,533)	(398,792)
Accumulated other comprehensive (loss)/income	(911)	11,038
Total stockholders' equity	10,588,276	10,652,547
Noncontrolling interests	145,701	145,365
Total equity	10,733,977	10,797,912
Total liabilities and equity	$19,731,252	$20,309,896

(1)
Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2025 and December 31, 2024 of $333,111 and $334,859, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at March 31, 2025 and December 31, 2024 of $159,454 and $161,577, respectively. See Footnote 14 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Revenues from rental properties, net	$531,286	$498,905
Management and other fee income	5,338	4,849
Total revenues	536,624	503,754

Operating expenses
Rent	(4,184)	(4,279)
Real estate taxes	(69,911)	(63,360)
Operating and maintenance	(89,553)	(85,774)
General and administrative	(34,392)	(36,298)
Impairment charges	(534)	(3,701)
Merger charges	-	(25,246)
Depreciation and amortization	(158,453)	(154,719)
Total operating expenses	(357,027)	(373,377)

Gain on sale of properties	887	318

Operating income	180,484	130,695

Other income/(expense)
Other income, net	216	9,570
Mortgage and other financing income, net	11,269	2,519
Loss on marketable securities, net	(9)	(27,686)
Interest expense	(80,377)	(74,565)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	111,583	40,533

Provision for income taxes, net	(464)	(72,010)
Equity in income of joint ventures, net	22,683	20,905
Equity in income of other investments, net	701	1,534

Net income/(loss)	134,503	(9,038)

Net income attributable to noncontrolling interests	(1,686)	(1,936)

Net income/(loss) attributable to the Company	132,817	(10,974)

Preferred dividends, net	(7,683)	(7,942)

Net income/(loss) available to the Company's common shareholders	$125,134	$(18,916)

Per common share:
Net income/(loss) available to the Company's common shareholders:
-Basic	$0.18	$(0.03)
-Diluted	$0.18	$(0.03)

Weighted average shares:
-Basic	677,074	670,118
-Diluted	677,299	670,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income/(loss)	$134,503	$(9,038)
Other comprehensive (loss)/income:
Change in fair value of cash flow hedges for interest payments	(10,269)	6,459
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	(1,680)	491
Other comprehensive (loss)/income	(11,949)	6,950

Comprehensive income/(loss)	122,554	(2,088)

Comprehensive income attributable to noncontrolling interests	(1,686)	(1,936)

Comprehensive income/(loss) attributable to the Company	$120,868	$(4,024)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

(in thousands)

						Cumulative	Accumulated
						Distributions	Other	Total
	Preferred Stock		Common Stock		Paid-in	in Excess of	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Net Income	Income/(Loss)	Equity	Interests	Equity
Balance at January 1, 2024	19	$19	619,871	$6,199	$9,638,494	$(122,576)	$3,329	$9,525,465	$127,993	$9,653,458
Net (loss)/income	-	-	-	-	-	(10,974)	-	(10,974)	1,936	(9,038)
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	6,459	6,459	-	6,459
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	491	491	-	491
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,137)	(1,137)
Dividends declared to preferred shares	-	-	-	-	-	(7,960)	-	(7,960)	-	(7,960)
Dividends declared to common shares	-	-	-	-	-	(161,792)	-	(161,792)	-	(161,792)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,760)	(1,760)
Issuance of preferred stock for merger (1)	2	2	-	-	105,605	-	-	105,607	-	105,607
Issuance of common stock for merger (1)	-	-	53,034	530	1,166,234	-	-	1,166,764	-	1,166,764
Issuance of common stock	-	-	1,967	20	(20)	-	-	-	-	-
Noncontrolling interests assumed from the merger (1)	-	-	-	-	-	-	-	-	20,975	20,975
Surrender of restricted common stock	-	-	(754)	(8)	(14,651)	-	-	(14,659)	-	(14,659)
Amortization of equity awards	-	-	-	-	9,679	-	-	9,679	391	10,070
Redemption/conversion of noncontrolling interests	-	-	-	-	(18)	-	-	(18)	(581)	(599)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	977	-	-	977	-	977
Balance at March 31, 2024	21	$21	674,118	$6,741	$10,906,300	$(303,302)	$10,279	$10,620,039	$147,817	$10,767,856

Balance at January 1, 2025	21	$21	679,494	$6,795	$11,033,485	$(398,792)	$11,038	$10,652,547	$145,365	$10,797,912
Net income	-	-	-	-	-	132,817	-	132,817	1,686	134,503
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(10,269)	(10,269)	-	(10,269)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(1,680)	(1,680)	-	(1,680)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(813)	(813)
Dividends declared to preferred shares	-	-	-	-	-	(7,553)	-	(7,553)	-	(7,553)
Dividends declared to common shares	-	-	-	-	-	(169,875)	-	(169,875)	-	(169,875)
Repurchase of preferred stock	-	-	-	-	(2,687)	(130)	-	(2,817)	-	(2,817)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,196)	(1,196)
Issuance of common stock	-	-	525	5	(5)	-	-	-	-	-
Surrender of restricted common stock	-	-	(522)	(5)	(11,531)	-	-	(11,536)	-	(11,536)
Amortization of equity awards	-	-	-	-	6,065	-	-	6,065	659	6,724
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	577	-	-	577	-	577
Balance at March 31, 2025	21	$21	679,497	$6,795	$11,025,904	$(443,533)	$(911)	$10,588,276	$145,701	$10,733,977

(1) See Footnotes 1 and 3 of the Notes to Condensed Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities:
Net income/(loss)	$134,503	$(9,038)
Adjustments to reconcile net income/(loss) to net cash flow provided by operating activities:
Depreciation and amortization	158,453	154,719
Impairment charges	534	3,701
Straight-line rental income adjustments, net	(6,299)	(7,405)
Amortization of above-market and below-market leases, net	(5,314)	(5,901)
Amortization of deferred financing costs and fair value debt adjustments, net	100	(710)
Equity award expense	6,725	10,044
Gain on sale of properties	(887)	(318)
Loss on marketable securities, net	9	27,686
Change in fair value of embedded derivative liability	316	1,842
Equity in income of joint ventures, net	(22,683)	(20,905)
Equity in income of other investments, net	(701)	(1,534)
Distributions from joint ventures and other investments	22,130	23,508
Change in accounts and notes receivable, net	7,385	22,446
Change in accounts payable and accrued expenses	(33,996)	4,533
Change in other operating assets and liabilities, net	(36,462)	(26,577)
Net cash flow provided by operating activities	223,813	176,091

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(106,244)	-
Improvements to operating real estate	(52,117)	(44,083)
Acquisition of RPT Realty	-	(149,103)
Investment in marketable securities	(1)	(1)
Proceeds from sale of marketable securities	500	299,634
Investments in preferred stock and cost method investments	(5,000)	-
Investments in and advances to real estate joint ventures	(1,778)	(3,182)
Reimbursements of investments in and advances to real estate joint ventures	9,282	5,920
Investments in and advances to other investments	(1,210)	(2,894)
Reimbursements of investments in and advances to other investments	1,127	931
Investment in mortgage and other financing receivables	-	(9,000)
Collection of mortgage and other financing receivables	23,117	38,189
Proceeds from sale of properties	1,324	65,019
Proceeds from insurance casualty claims	446	-
Net cash flow (used for)/provided by investing activities	(130,554)	201,430

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(48,844)	-
Principal payments on rental property debt	(3,485)	(2,724)
Proceeds from issuance of unsecured term loans	-	510,000
Proceeds from unsecured revolving credit facility, net	120,000	125,000
Repayments of unsecured term loans	-	(310,000)
Repayments of unsecured notes	(500,000)	(1,157,700)
Financing origination costs	(22)	(1,538)
Redemption/distribution of noncontrolling interests	(3,054)	(4,904)
Dividends paid	(177,464)	(168,338)
Repurchase of preferred stock	(2,817)	-
Shares repurchased for employee tax withholding on equity awards	(11,536)	(14,631)
Principal payments under finance lease obligations	(24,362)	-
Change in tenants' security deposits	1,097	324
Net cash flow used for financing activities	(650,487)	(1,024,511)

Net change in cash, cash equivalents and restricted cash	(557,228)	(646,990)
Cash, cash equivalents and restricted cash, beginning of the period	689,731	783,757
Cash, cash equivalents and restricted cash, end of the period	$132,503	$136,767

Interest paid (net of capitalized interest of $531 and $666, respectively)	$84,019	$73,556
Income taxes paid, net of refunds	$23,370	$51,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except unit information)

	March 31, 2025	December 31, 2024
Assets:
Real estate, net of accumulated depreciation and amortization of $4,474,547 and $4,360,239, respectively	$16,837,121	$16,810,333
Investments in and advances to real estate joint ventures	1,476,841	1,487,675
Other investments	107,300	107,347
Cash, cash equivalents and restricted cash	132,503	689,731
Mortgage and other financing receivables, net	421,849	444,966
Accounts and notes receivable, net	339,311	340,469
Operating lease right-of-use assets, net	124,925	126,441
Other assets	291,402	302,934
Total assets (1)	$19,731,252	$20,309,896

Liabilities:
Notes payable, net	$7,579,983	$7,964,738
Mortgages payable, net	444,148	496,438
Accounts payable and accrued expenses	257,542	281,867
Dividends payable	6,373	6,409
Operating lease liabilities	116,113	117,199
Other liabilities	546,492	597,456
Total liabilities (1)	8,950,651	9,464,107
Redeemable noncontrolling interests	46,624	47,877

Commitments and Contingencies (Footnote 19)

Members' capital:
Preferred units; 20,759 and 20,806 units outstanding, respectively	546,901	549,588
General member; 679,497,438 and 679,493,522 common units outstanding, respectively	10,042,286	10,091,921
Limited members; 1,073,942 common units outstanding	22,877	22,276
Accumulated other comprehensive (loss)/income	(911)	11,038
Total members' capital	10,611,153	10,674,823
Noncontrolling interests	122,824	123,089
Total capital	10,733,977	10,797,912
Total liabilities and capital	$19,731,252	$20,309,896

(1)
Total assets include restricted assets of consolidated VIEs at March 31, 2025 and December 31, 2024 of $333,111 and $334,859, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at March 31, 2025 and December 31, 2024 of $159,454 and $161,577, respectively. See Footnote 14 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per unit data)

	Three Months Ended March 31,
	2025	2024
Revenues
Revenues from rental properties, net	$531,286	$498,905
Management and other fee income	5,338	4,849
Total revenues	536,624	503,754

Operating expenses
Rent	(4,184)	(4,279)
Real estate taxes	(69,911)	(63,360)
Operating and maintenance	(89,553)	(85,774)
General and administrative	(34,392)	(36,298)
Impairment charges	(534)	(3,701)
Merger charges	-	(25,246)
Depreciation and amortization	(158,453)	(154,719)
Total operating expenses	(357,027)	(373,377)

Gain on sale of properties	887	318

Operating income	180,484	130,695

Other income/(expense)
Other income, net	216	9,570
Mortgage and other financing income, net	11,269	2,519
Loss on marketable securities, net	(9)	(27,686)
Interest expense	(80,377)	(74,565)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	111,583	40,533

Provision for income taxes, net	(464)	(72,010)
Equity in income of joint ventures, net	22,683	20,905
Equity in income of other investments, net	701	1,534

Net income/(loss)	134,503	(9,038)

Net income attributable to noncontrolling interests	(1,475)	(1,951)

Net income/(loss) attributable to Kimco OP	133,028	(10,989)

Preferred distributions, net	(7,683)	(7,942)

Net income/(loss) available to Kimco OP's common unitholders	$125,345	$(18,931)

Per common unit:
Net income/(loss) available to Kimco OP's common unitholders:
-Basic	$0.18	$(0.03)
-Diluted	$0.18	$(0.03)

Weighted average units:
-Basic	678,040	673,954
-Diluted	678,265	673,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income/(loss)	$134,503	$(9,038)
Other comprehensive (loss)/income:
Change in fair value of cash flow hedges for interest payments	(10,269)	6,459
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	(1,680)	491
Other comprehensive (loss)/income	(11,949)	6,950

Comprehensive income/(loss)	122,554	(2,088)

Comprehensive income attributable to noncontrolling interests	(1,475)	(1,951)

Comprehensive income/(loss) attributable to Kimco OP	$121,079	$(4,039)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

(in thousands)

							Accumulated
	General Member				Limited Members		Other	Total
	Preferred Units		Common Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Income/(Loss)	Capital	Interests	Capital
Balance at January 1, 2024	19	$467,396	619,871	$9,054,740	-	$-	$3,329	$9,525,465	$127,993	$9,653,458
Net income/(loss)	-	7,942	-	(18,916)	-	(15)	-	(10,989)	1,951	(9,038)
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	6,459	6,459	-	6,459
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	491	491	-	491
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,137)	(1,137)
Distributions declared to preferred unitholders	-	(7,942)	-	-	-	-	-	(7,942)	-	(7,942)
Distributions declared to common unitholders	-	-	-	(161,810)	-	(258)	-	(162,068)	-	(162,068)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,502)	(1,502)
Issuance of preferred units for merger (1)	2	105,607	-	-	-	-	-	105,607	-	105,607
Issuance of common units for merger (1)	-	-	53,034	1,166,764	953	20,975	-	1,187,739	-	1,187,739
Issuance of common units	-	-	1,967	-	121	-	-	-	-	-
Surrender of restricted common units	-	-	(754)	(14,659)	-	-	-	(14,659)	-	(14,659)
Amortization of equity awards	-	-	-	9,679	-	391	-	10,070	-	10,070
Redemption/conversion of noncontrolling interests	-	-	-	(18)	-	-	-	(18)	(581)	(599)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	977	-	-	-	977	-	977
Balance at March 31, 2024	21	$573,003	674,118	$10,036,757	1,074	$21,093	$10,279	$10,641,132	$126,724	$10,767,856

Balance at January 1, 2025	21	$549,588	679,494	$10,091,921	1,074	$22,276	$11,038	$10,674,823	$123,089	$10,797,912
Net income	-	7,683	-	125,134	-	211	-	133,028	1,475	134,503
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(10,269)	(10,269)	-	(10,269)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(1,680)	(1,680)	-	(1,680)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(813)	(813)
Distributions declared to preferred unitholders	-	(7,553)	-	-	-	-	-	(7,553)	-	(7,553)
Distributions declared to common unitholders	-	-	-	(169,875)	-	(269)	-	(170,144)	-	(170,144)
Repurchase of preferred units	-	(2,817)	-	-	-	-	-	(2,817)	-	(2,817)
Distributions to noncontrolling interests	-	-		-	-	-	-	-	(927)	(927)
Issuance of common units	-	-	525	-	-	-	-	-	-	-
Surrender of restricted common units	-	-	(522)	(11,536)	-	-	-	(11,536)	-	(11,536)
Amortization of equity awards	-	-	-	6,065	-	659	-	6,724	-	6,724
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	577	-	-	-	577	-	577
Balance at March 31, 2025	21	$546,901	679,497	$10,042,286	1,074	$22,877	$(911)	$10,611,153	$122,824	$10,733,977

(1)
See Footnotes 1 and 3 of the Notes to Condensed Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities:
Net income/(loss)	$134,503	$(9,038)
Adjustments to reconcile net income/(loss) to net cash flow provided by operating activities:
Depreciation and amortization	158,453	154,719
Impairment charges	534	3,701
Straight-line rental income adjustments, net	(6,299)	(7,405)
Amortization of above-market and below-market leases, net	(5,314)	(5,901)
Amortization of deferred financing costs and fair value debt adjustments, net	100	(710)
Equity award expense	6,725	10,044
Gain on sale of properties	(887)	(318)
Loss on marketable securities, net	9	27,686
Change in fair value of embedded derivative liability	316	1,842
Equity in income of joint ventures, net	(22,683)	(20,905)
Equity in income of other investments, net	(701)	(1,534)
Distributions from joint ventures and other investments	22,130	23,508
Change in accounts and notes receivable, net	7,385	22,446
Change in accounts payable and accrued expenses	(33,996)	4,533
Change in other operating assets and liabilities, net	(36,462)	(26,577)
Net cash flow provided by operating activities	223,813	176,091

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(106,244)	-
Improvements to operating real estate	(52,117)	(44,083)
Acquisition of RPT Realty	-	(149,103)
Investment in marketable securities	(1)	(1)
Proceeds from sale of marketable securities	500	299,634
Investments in preferred stock and cost method investments	(5,000)	-
Investments in and advances to real estate joint ventures	(1,778)	(3,182)
Reimbursements of investments in and advances to real estate joint ventures	9,282	5,920
Investments in and advances to other investments	(1,210)	(2,894)
Reimbursements of investments in and advances to other investments	1,127	931
Investment in mortgage and other financing receivables	-	(9,000)
Collection of mortgage and other financing receivables	23,117	38,189
Proceeds from sale of properties	1,324	65,019
Proceeds from insurance casualty claims	446	-
Net cash flow (used for)/provided by investing activities	(130,554)	201,430

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(48,844)	-
Principal payments on rental property debt	(3,485)	(2,724)
Proceeds from issuance of unsecured term loans	-	510,000
Proceeds from unsecured revolving credit facility, net	120,000	125,000
Repayments of unsecured term loans	-	(310,000)
Repayments of unsecured notes	(500,000)	(1,157,700)
Financing origination costs	(22)	(1,538)
Redemption/distribution of noncontrolling interests	(3,054)	(4,904)
Distributions paid to common and preferred unitholders	(177,464)	(168,338)
Repurchase of preferred units	(2,817)	-
Units repurchased for employee tax withholding on equity awards	(11,536)	(14,631)
Principal payments under finance lease obligations	(24,362)	-
Change in tenants' security deposits	1,097	324
Net cash flow used for financing activities	(650,487)	(1,024,511)

Net change in cash, cash equivalents and restricted cash	(557,228)	(646,990)
Cash, cash equivalents and restricted cash, beginning of the period	689,731	783,757
Cash, cash equivalents and restricted cash, end of the period	$132,503	$136,767

Interest paid (net of capitalized interest of $531 and $666, respectively)	$84,019	$73,556
Income taxes paid, net of refunds	$23,370	$51,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust ("REIT"), of which substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the managing member and exercises exclusive control over Kimco OP. As of March 31, 2025, the Parent Company owned 99.84% of the outstanding limited liability company interests (the "OP Units") in Kimco OP. The terms “Kimco,” “the Company” and “our” each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT, such terms refer solely to Kimco Realty Corporation.

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

The Company elected status as a REIT for federal income tax purposes commencing with its taxable year which began January 1, 1992 and operates in a manner that enables the Company to maintain its status as a REIT. To qualify as a REIT, the Company must meet several organizational and operational requirements, and is required to annually distribute at least 90% of its net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income, including any net capital gains. In January 2023, the Company consummated a reorganization into an umbrella partnership real estate investment trust structure (“UPREIT”). The Company believes it is organized and operates in such a manner to qualify and remain qualified as a REIT, in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, generally, will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined in the Code. The Company maintains certain subsidiaries that have made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), that permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state income taxes on its income, and the Company includes, when applicable, a provision for taxes in its condensed consolidated financial statements.

RPT Merger

On January 2, 2024, RPT Realty (“RPT”) merged with and into the Company, with the Company continuing as the surviving public company (the “RPT Merger”), pursuant to the definitive merger agreement (the “Merger Agreement”) between the Company and RPT, entered into on August 28, 2023. Under the terms of the Merger Agreement, each RPT common share was converted into 0.6049 of a newly issued share of the Company’s common stock, together with cash in lieu of fractional shares, and each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT was converted into the right to receive one depositary share representing one one-thousandth of a share of the Company’s 7.25% Class N Cumulative Convertible Perpetual Preferred Stock, par value $1.00 per share (“Class N Preferred Stock”). During the three months ended March 31, 2024, the Company incurred expenses of $25.2 million associated with the RPT Merger, primarily comprised of severance, legal and professional fees. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further details.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2025, of the Parent Company and Kimco OP into this single report. The accompanying Condensed Consolidated Financial Statements include the accounts of the Parent Company and Kimco OP and their consolidated subsidiaries. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Parent Company serves as the general member of Kimco OP. The limited members of Kimco OP have limited rights over Kimco OP and do not have the power to direct the activities that most significantly impact Kimco OP’s economic performance. As such, Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2024 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date, but do not include all annual disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as certain disclosures in this Quarterly Report that would duplicate those included in such Annual Report on Form 10-K are not included in these Condensed Consolidated Financial Statements.

On January 2, 2024, the Parent Company, as managing member of Kimco OP, entered into an amended and restated limited liability company agreement of Kimco OP (the “Amended and Restated Limited Liability Company Agreement”), providing for, among other things, the creation of Class N Preferred Units of Kimco OP, having the preferences, rights and limitations set forth therein, and certain modifications to the provisions regarding long-term incentive plan units (“LTIP Units”), including provisions governing distribution and tax allocation requirements and the procedures for converting LTIP Units.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its Condensed Consolidated Financial Statements (see Footnote 17 of the Notes to Condensed Consolidated Financial Statements).

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. For comparative purposes, as of December 31, 2024, the Company reclassified Mortgage and other financing receivables, net from Other assets to a separate line item and reclassified Marketable securities to Other assets on the Company’s Condensed Consolidated Balance Sheet as follows (in thousands):

As of December 31, 2024
Mortgage and other financing receivables, net	$444,966
Marketable securities	$(2,290)
Other assets	$(442,676)

For comparative purposes, for the three months ended March 31, 2024, the Company reclassified Mortgage and other financing income, net from Other income, net to a separate line item on the Company’s Condensed Consolidated Statements of Operations as follows (in thousands):

Three Months Ended March 31, 2024
Mortgage and other financing income, net	$2,519
Other income, net	$(2,519)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements

The following table represents Accounting Standards Updates (“ASUs”) to the FASB’s ASC that, as of March 31, 2025, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

ASU 2025-01, Income Statement - Reporting Comprehensive, Income -Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date

This ASU requires additional disclosure about a public business entity’s expenses and more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's operating expenses.

		Fiscal years beginning January 1, 2027, and interim periods for fiscal years beginning January 1, 2028; Early adoption permitted	The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position and/or results of operations.

The following ASUs to the FASB’s ASCs have been adopted by the Company as of the date listed:

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters
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

		January 1, 2025	This ASU does not impact accounting for joint ventures by the venturers. As such, the adoption of this ASU did not have an impact on the Company’s financial position and/or results of operations.

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

ASU 2024-01, Compensation - Stock Compensation (Topic 718)

The amendments in this ASU clarify how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation - General, or other guidance) and apply to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to the illustrative guidance, this ASU modifies the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interests and similar awards granted or modified on or after the adoption date.

	January 1, 2025	The adoption of this ASU did not have a material impact on the Company’s financial position and/or results of operations.

3. RPT Merger

Overview

On January 2, 2024, the Company completed the RPT Merger, under which RPT merged with and into the Company, with the Company continuing as the surviving public company. Under the terms of the Merger Agreement, each RPT common share was converted into 0.6049 of a newly issued share of the Company’s common stock, together with cash in lieu of fractional shares and each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT was converted into the right to receive one depositary share representing one one-thousandth of a share of Class N Preferred Stock of the Company.

The following highlights the Company’s significant activity upon completion of the $1.4 billion RPT Merger on January 2, 2024:

•
Added 56 open-air shopping centers, 43 of which were wholly owned and 13 of which were owned through a joint venture, comprising 13.3 million square feet of gross leasable area (“GLA”);
•
Obtained RPT’s 6% stake in a 49-property net lease joint venture;
•
Assumed $821.5 million of unsecured notes and term loans, of which the Company repaid $511.5 million of unsecured notes in January 2024;
•
Issued 53.0 million shares of common stock and 1.8 million depositary shares of Class N Preferred Stock to effect the RPT Merger;
•
Issued 953,400 OP Units in Kimco OP, which were fully vested upon issuance and had a fair market value of $21.0 million;
•
Obtained a $13.5 million operating right-of-use asset (excluding an intangible right-of-use asset of $7.4 million) in exchange for a new operating lease liability related to a property under an operating ground lease agreement; and
•
Obtained a finance right-of-use asset of $6.8 million (which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets).

Revenues from rental properties, net and Net income/(loss) available to the Company’s common shareholders in the Company’s Condensed Consolidated Statements of Operations includes revenues of $44.7 million and net income of $1.4 million (excluding $25.2 million of merger-related charges), respectively, resulting from the RPT Merger during the three months ended March 31, 2024.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro forma Information

The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statement of Operations for the three months ended March 31, 2024, adjusted to give effect to these properties acquired as of January 1, 2023. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods. Amounts are presented in millions.

Three Months Ended March 31,
2024
Revenues from rental properties, net	$498.9
Net income (1)	$16.2
Net income available to the Company’s common shareholders (1)	$6.3

(1)
The pro forma earnings for the three months ended March 31, 2024 were adjusted to exclude merger-related charges of $25.2 million.

4. Real Estate

Acquisitions

During the three months ended March 31, 2025, the Company acquired the following operating properties, through direct asset acquisitions (in thousands):

				Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Other	Total	GLA
Markets at Town Center (1)	Jacksonville, FL	Jan-25	$108,238	$-	$-	$108,238	254
College Park Land (2)	Las Vegas, NV	Jan-25	12,746	-	1,428	14,174	-
Francisco Center Land (2)	Las Vegas, NV	Jan-25	11,588	-	593	12,181	-
			$132,572	$-	$2,021	$134,593	254
(1)
The Company had a mortgage receivable of $15.0 million related to this property, which was repaid by the seller at closing.
(2)
The Company acquired the fee interest in two properties under finance ground lease agreements through the exercise of a call option for an aggregate purchase price of $24.2 million. In addition, the Company had a mortgage receivable of $3.4 million, which was repaid by the seller at closing. This transaction also resulted in a decrease in Other assets of $26.2 million and a decrease in Other liabilities of $24.2 million on the Company’s Condensed Consolidated Balance Sheets related to the finance right-of-use assets and lease liabilities (included in Other). See Footnote 9 of the Notes to Condensed Consolidated Financial Statements for further details.

Included in the Company’s Consolidated Statements of Operations is $2.7 million in total revenues from the date of acquisition through March 31, 2025 for the operating properties acquired during the period.

The purchase price for these acquisitions was allocated to real estate and related intangible assets and liabilities acquired, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for properties acquired/consolidated during the three months ended March 31, 2025 were as follows (in thousands):

	Allocation as of March 31, 2025	Weighted Average Useful Life (in Years)
Land	$48,844	n/a
Buildings	68,659	50.0
Building improvements	4,700	45.0
Tenant improvements	5,390	6.2
In-place leases	12,859	4.9
Above-market leases	457	5.4
Below-market leases	(6,316)	15.8
Net assets acquired	$134,593

During the three months ended March 31, 2024, there were no operating property acquisitions other than those acquired in connection with the RPT Merger (See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further details).

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dispositions

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Aggregate sales price/gross fair value (1)	$1.5	$248.4
Gain on sale of properties (2)	$0.9	$0.3
Number of operating properties sold	-	10
Number of parcels sold	1	5

(1)
During the three months ended March 31, 2024, the Company provided, as a lender, seller financing totaling $175.4 million related to the sale of nine operating properties.
(2)
Before taxes of $0.2 million for the three months ended March 31, 2025.

5. Investments in and Advances to Real Estate Joint Ventures

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at March 31, 2025 and December 31, 2024 (in millions, except number of properties and GLA):

	Noncontrolling Ownership Interest	The Company’s Investment
Joint Venture	As of March 31, 2025	March 31, 2025	December 31, 2024
Prudential Investment Program	15.0%	$127.7	$133.3
Kimco Income Opportunity Portfolio (“KIR”)	52.1%	288.6	289.1
R2G Venture LLC (“R2G”)	51.5%	409.9	411.8
Canada Pension Plan Investment Board (“CPP”)	55.0%	204.3	202.8
Other Institutional Joint Ventures	Various	234.8	237.7
Other Joint Venture Programs	Various	211.5	213.0
Total*		$1,476.8	$1,487.7

* Represents 115 property interests, 48 other property interests and 25.0 million square feet of GLA, as of March 31, 2025, and 116 property interests, 48 other property interests and 25.1 million square feet of GLA, as of December 31, 2024.

The table below presents the Company’s share of net income for the above investments, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
Joint Venture	2025	2024
Prudential Investment Program	$3.1	$2.3
KIR	10.1	9.7
R2G	2.3	1.7
CPP	3.2	2.1
Other Institutional Joint Ventures	1.1	1.4
Other Joint Venture Programs	2.9	3.7
Total	$22.7	$20.9

During the three months ended March 31, 2025, certain of the Company’s real estate joint ventures disposed of an operating property and a land parcel, in separate transactions, for an aggregate sales price of $39.8 million. These transactions resulted in an aggregate net gain to the Company of $0.8 million for the three months ended March 31, 2025, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the three months ended March 31, 2024, a real estate joint venture disposed of an other property interest for a sales price of $1.8 million. This transaction resulted in no gain or loss to the Company during the three months ended March 31, 2024, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2025 and December 31, 2024 (dollars in millions):

	As of March 31, 2025			As of December 31, 2024
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$267.8	5.38%	29.2	$268.5	5.47%	19.6
KIR	274.0	4.70%	24.2	273.9	5.82%	27.2
R2G	69.2	2.90%	71.7	68.7	2.90%	74.6
CPP	80.3	4.88%	16.0	80.6	4.88%	19.0
Other Institutional Joint Ventures	234.9	5.99%	20.7	234.7	5.76%	23.7
Other Joint Venture Programs	544.9	4.96%	37.8	547.3	4.98%	40.8
Total	$1,471.1			$1,473.7

* Includes extension options

6. Other Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. In addition, the Company has invested capital in structured investments, which are primarily accounted for on the equity method of accounting. As of March 31, 2025 and December 31, 2024, the Company’s Other investments were both $107.3 million, of which the Company’s net investment under the Preferred Equity program was $69.5 million and $70.1 million as of March 31, 2025 and December 31, 2024, respectively.

7. Mortgage and Other Financing Receivables

The Company has various mortgage and other financing receivables, which consist of loans acquired and loans originated by the Company. As of March 31, 2025 and December 31, 2024, the Company had mortgage and other financing receivables, net of allowance for credit losses, of $421.8 million and $445.0 million, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized mortgage and other financing income, net of $11.3 million and $2.5 million, respectively, on the Company’s Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2025, the Company collected $23.1 million of mortgage and other financing receivables, of which $18.4 million was repaid at closing upon the Company’s acquisition of the corresponding properties.

During the three months ended March 31, 2024, the Company (i) issued $175.4 million of seller financing related to the sale of nine operating properties, which were acquired in conjunction with the RPT Merger, (ii) provided $9.0 million of mortgage and other financing loans, and (iii) collected $38.2 million of mortgage and other financing receivables.

The following table presents the change in the allowance for credit losses for the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at January 1,	$6,800	$1,300
Provision for credit losses	-	2,000
Balance at March 31,	$6,800	$3,300

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Accounts and Notes Receivable

The components of Accounts and notes receivable, net of potentially uncollectible amounts as of March 31, 2025 and December 31, 2024, were as follows (in thousands):

	As of March 31, 2025	As of December 31, 2024
Billed tenant receivables	$16,350	$23,011
Unbilled common area maintenance, insurance and tax reimbursements	65,761	67,010
Other receivables	16,394	15,865
Straight-line rent receivables	240,806	234,583
Total accounts and notes receivable, net	$339,311	$340,469

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

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease income:
Fixed lease income (1)	$416,171	$397,695
Variable lease income (2)	112,987	98,281
Above-market and below-market leases amortization, net	5,314	5,901
Adjustments for potentially uncollectible lease income or disputed amounts	(3,186)	(2,972)
Total lease income	$531,286	$498,905

(1)
Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)
Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from less than one year to 80.1 years, some of which include options to extend the terms for up to an additional 60 years.

The Company had three properties under finance ground lease agreements that consisted of variable lease payments with a bargain purchase option. During 2025, the Company acquired the fee interest in two properties under finance ground lease agreements through the exercise of its call option for an aggregate purchase price of $24.2 million. This transaction resulted in a decrease in Other assets of $26.2 million and a decrease in Other liabilities of $24.2 million on the Company’s Condensed Consolidated Balance Sheets related to the finance right-of-use assets and lease liabilities. As of March 31, 2025, the Company has a property under a finance ground lease agreement with a right-of-use asset of $6.8 million, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating leases as of March 31, 2025 were as follows:

Operating Leases
Weighted-average remaining lease term (in years)	30.41
Weighted-average discount rate	6.79%

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease cost:
Finance lease cost	$43	$366
Operating lease cost	3,441	3,871
Variable lease cost	841	659
Total lease cost	$4,325	$4,896

10. Other Assets

Marketable Securities

During the three months ended March 31, 2024, the Company sold its remaining 14.2 million shares of common stock of Albertsons Companies Inc. (“ACI”), generating net proceeds of $299.1 million. For tax purposes, the Company recognized a long-term capital gain of $288.7 million and elected to retain the proceeds from the sale of ACI common stock, resulting in estimated federal and state income tax expense of $72.9 million during the three months ended March 31, 2024.

The portion of unrealized (losses)/gains on marketable securities for the three months ended March 31, 2025 and 2024 that related to marketable securities still held at the reporting date (in thousands):

	Three Months Ended March 31,
	2025	2024
Loss on marketable securities, net	$(9)	$(27,686)
Less: Net (gain)/loss recognized related to marketable securities sold	(2)	27,695
Unrealized (loss)/gain related to marketable securities still held	$(11)	$9

11. Notes and Mortgages Payable

Notes Payable

The Company has a $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term Secured Overnight Financing Rate (“SOFR”), as defined in the terms of the Credit Facility, plus an applicable spread determined by the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets, as defined in the agreement. As of March 31, 2025, the interest rate on the Credit Facility is Adjusted Term SOFR plus 68.5 basis points (5.12% as of March 31, 2025) after reductions for sustainability metrics achieved and an upgraded credit rating profile. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of March 31, 2025, the Credit Facility had an outstanding balance of $120.0 million and no appropriations for letters of credit, and the Company was in compliance with its covenants.

The Company has $310.0 million of unsecured term loans (the “Term Loans”) with a group of banks, which are scheduled to expire between November 2026 to February 2028. The Term Loans accrue interest at the rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating outlook and sustainability metric targets, as described in the agreement. As of March 31, 2025, the interest rates on the Term Loans is Adjusted Term SOFR plus 81.0 basis points after reductions for an upgraded credit rating profile and sustainability metrics achieved. As of March 31, 2025, the Company had 20 swap rate agreements with various lenders swapping the interest rates on the Term Loans to all-in fixed rates ranging from 4.5793% to 4.7801%. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements for interest rate swap disclosure.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has a $550.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) with a group of banks, which is scheduled to mature in January 2026 with three one-year options to extend the maturity date, at the Company’s discretion, to January 2029. The Term Loan Credit Facility accrues interest at a spread (currently 80.0 basis points after reductions for an upgraded credit rating profile) to the Adjusted Term SOFR Rate (as defined in the credit agreement), that fluctuates in accordance with changes in the Company’s senior debt ratings. As of March 31, 2025, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the $550.0 million Term Loan Credit Facility to an all-in fixed rate of 4.6122%. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements for interest rate swap disclosure.

During the three months ended March 31, 2025 and 2024, the Company fully repaid the following notes payable (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Unsecured note	Feb-25	$500.0	3.30%	Feb-25
Unsecured notes (1)	Jan-24	$511.5	3.64%-4.74%	Jun-25-Nov-31
Unsecured term loan	Jan-24	$50.0	4.15%	Nov-26
Unsecured term loan	Jan-24	$100.0	4.11%	Feb-27
Unsecured term loan	Jan-24	$50.0	3.43%	Aug-27
Unsecured term loan	Jan-24	$110.0	3.71%	Feb-28

(1)
The Company incurred a make-whole charge of $0.3 million resulting from this early repayment of these notes, which are included in Merger charges on the Company’s Condensed Consolidated Statements of Operations.

The Parent Company guarantees the unsecured debt instruments of Kimco OP, including the Credit Facility. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

Mortgages Payable

During the three months ended March 31, 2025, the Company repaid $48.9 million of mortgage debt (including fair market value adjustment of $0.1 million) that encumbered three operating properties.

12. Derivatives

Derivative Instruments & Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity, and credit risks, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may use derivatives to manage exposures that arise from changes in interest rates and limits the risk by following established risk management policies and procedures, including the use of derivative financial instruments.

The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate these risks, the Company only enters into derivative financial instruments with counterparties with major financial institutions. The Company does not anticipate that any of the counterparties will fail to meet their obligations. The Company's objectives in using interest rate derivatives are to attempt to stabilize interest expense where possible and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

During 2024, the Company entered into 26 interest rate swap agreements with notional amounts aggregating to $860.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. As of March 31, 2025, all interest rate swaps were deemed effective and are therefore included within Accumulated other comprehensive (loss)/income (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2025, the Company expects approximately $1.5 million of accumulated comprehensive income on derivative instruments to be reclassified into earnings as a reduction to interest expense during the next 12 months.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The interest rate swaps are measured at fair value using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company classifies the interest rate swaps as Level 2 and the fair value of the interest rate swaps are measured on a recurring basis.

The following table summarizes the terms and fair value of the Company’s derivative financial instruments as of March 31, 2025 (dollars in thousands):

Instrument	Number of Swap Agreements	Associated Debt Instrument	Effective Date	Maturity Date	Notional Amount (1)	Derivative Assets (2)	Derivative Liabilities (2)
Interest rate swap	1	$200.0 Million Term Loan	Jan-24	Jan-29	$200,000	$-	$(230)
Interest rate swaps	3	$50.0 Million Term Loan	Jan-24	Nov-26	50,000	-	(108)
Interest rate swaps	3	$100.0 Million Term Loan	Jan-24	Feb-27	100,000	-	(244)
Interest rate swaps	7	$50.0 Million Term Loan	Jan-24	Aug-27	50,000	-	(104)
Interest rate swaps	7	$110.0 Million Term Loan	Jan-24	Feb-28	110,000	-	(199)
Interest rate swaps	4	$300.0 Million Term Loan	Jul-24	Jan-29	300,000	-	(2,529)
Interest rate swap	1	$50.0 Million Term Loan	Sept-24	Jan-29	50,000	384	-
					$860,000	$384	$(3,414)

(1)
These interest rate swap agreements utilize a one-month SOFR CME index.
(2)
Derivative assets and derivative liabilities are included within Other assets and Other liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets. The Company classifies the interest rate swaps as Level 2, and the fair value of the interest rate swaps are measured on a recurring basis, see Footnote 15 of the Notes to Condensed Consolidated Financial Statements.

The table below details the location in the financial statements of the gain/(loss) recognized on interest rate swaps designated as cash flow hedges for the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2025	2024
Amount of (loss)/gain recognized in AOCI on interest rate swaps, net	$(8,987)	$8,536
Amount reclassified from AOCI into income as Interest expense	$1,282	$2,077
Total amount of Interest expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are being recorded	$(80,377)	$(74,565)

The Company has interests in certain unconsolidated joint ventures, which have cash flow hedges for interest payments. As of March 31, 2025 and December 31, 2024, the Company’s share of the fair value of cash flow hedges for interest payments of unconsolidated investees was $2.1 million and $3.8 million, respectively, which is included within AOCI on the Company’s Condensed Consolidated Balance Sheets.

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

The Parent Company issued 953,400 OP Units in Kimco OP during 2024, which were fully vested upon issuance and had a fair market value of $21.0 million. In addition, the Parent Company has granted to certain employees and directors LTIP Units with time-based vesting requirements (“Time-Based LTIP Units”) and LTIP Units with performance-based vesting requirements (“Performance-Based LTIP Units”), assuming the maximum target performance. See Footnote 16 of the Notes to Condensed Consolidated Financial Statements for further disclosure. As of March 31, 2025, the Parent Company owned 99.84% of the outstanding OP Units in Kimco OP. The OP Units are currently redeemable at the option of the holder (subject to restrictions agreed upon at the time of issuance of LTIP Units to certain holders that may restrict such redemption right for a period of time) for the Parent Company’s common stock at a ratio

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of 1:1 or cash at the option of the Parent Company. As of March 31, 2025, noncontrolling interests relating to the Noncontrolling OP units were $22.9 million and consisted of the following:

Type	Units Outstanding	Return Per Annum
Vested OP Units	977,382	Equal to the Company’s common stock dividend
Unvested Time-Based OP Units	96,560	Equal to the Company’s common stock dividend
Unvested Performance-Based OP Units	474,611	Dividend equivalent OP Units upon vesting

The Company owns eight shopping center properties located in Long Island, NY, which were acquired during 2022, partially through the issuance of $122.1 million of Preferred Outside Partner Units and $13.6 million of Common Outside Partner Units. The noncontrolling interest is classified as mezzanine equity and included in Redeemable noncontrolling interests on the Company’s Condensed Consolidated Balance Sheets as a result of the put right available to the unit holders, an event that is not solely in the Company’s control. During the three months ended March 31, 2025, 46,461 Preferred Outside Partner Units and 5,162 Common Outside Partner Units were redeemed for cash of $1.0 million, in separate transactions. These transactions resulted in a net decrease in Redeemable noncontrolling interests of $0.7 million and a decrease in the embedded derivative liability in Other liabilities of $0.4 million on the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024, 70,395 Preferred Outside Partner Units were redeemed for cash of $1.4 million. This transaction resulted in a net decrease in Redeemable noncontrolling interests of $0.9 million and a decrease in the embedded derivative liability in Other liabilities of $0.5 million on the Company’s Consolidated Balance Sheets. As of March 31, 2025, the Outside Partner Units related to these acquisitions total $56.4 million, including noncontrolling interests of $36.6 million and an embedded derivative liability associated with put and call options of these unitholders of $19.8 million. The Outside Partner Units related annual cash distribution rates and related conversion features consisted of the following as of March 31, 2025:

Type	Par Value Per Unit	Units Outstanding	Return Per Annum
Preferred Outside Partner Units	$20.00	2,450,246	3.75%
Common Outside Partner Units	$20.00	261,369	Equal to the Company’s common stock dividend

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholders’ equity/Members’ capital on the Company’s Condensed Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at January 1,	$47,877	$72,277
Net income	813	1,137
Distributions	(813)	(1,137)
Redemption/conversion of noncontrolling interests (1)	(676)	(861)
Adjustment to estimated redemption value	(577)	(977)
Balance at March 31,	$46,624	$70,439

(1)
Includes Preferred and Common Outside Partner Units, which were partially redeemed during the three months ended March 31, 2025 and 2024.

14. Variable Interest Entities

Consolidated Operating Properties

Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. Substantially all of the Parent Company's assets and liabilities are the assets and liabilities of Kimco OP. In addition, included within the Company’s operating properties at March 31, 2025 and December 31, 2024, are 28 and 29 consolidated entities, respectively, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

beneficiary of these VIEs as a result of its controlling financial interest. At March 31, 2025, total assets of these VIEs were $1.7 billion and total liabilities were $159.5 million. At December 31, 2024, total assets of these VIEs were $1.7 billion and total liabilities were $161.6 million.

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

	As of March 31, 2025	As of December 31, 2024
Number of unencumbered VIEs	26	27
Number of encumbered VIEs	2	2
Total number of consolidated VIEs	28	29

Restricted Assets:
Real estate, net	$323.9	$326.1
Cash, cash equivalents and restricted cash	4.0	4.1
Accounts and notes receivable, net	3.6	3.4
Other assets	1.6	1.3
Total Restricted Assets	$333.1	$334.9

VIE Liabilities:
Mortgages payable, net	$84.5	$85.1
Accounts payable and accrued expenses	11.9	11.6
Operating lease liabilities	1.8	1.8
Other liabilities	61.3	63.1
Total VIE Liabilities	$159.5	$161.6

Unconsolidated Redevelopment Investment

Included in the Company’s preferred equity investments at March 31, 2025, is an unconsolidated development project which is a VIE for which the Company is not the primary beneficiary. This preferred equity investment was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by construction loan financing and the partners over the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of March 31, 2025 and December 31, 2024, the Company’s investment in this VIE was $38.1 million and $37.6 million, respectively, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is the Company’s carrying value in this investment and its remaining capital commitment obligation. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with construction loan financing or capital contributions from the Company and the outside partner in accordance with their respective ownership percentages if necessary.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Fair Value Measurements

All financial instruments of the Company are reflected in the accompanying Condensed Consolidated Balance Sheets at amounts which, in management’s estimation, based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values except those listed below, for which fair values are disclosed. The valuation method used to estimate fair value for fixed-rate and variable-rate debt and mortgage and other finance receivables is based on discounted cash flow analyses, with assumptions that include credit spreads, market yield curves, trading activity, loan amounts and debt maturities. The fair values for marketable securities are based on published values, securities dealers’ estimated market values or comparable market sales. The fair value for embedded derivative liability is based on using the “with-and-without” method. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition. Interest rate swaps are measured at fair value using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements for interest rate swaps.

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

The following table presents the carrying amount and estimated fair value of Company's financial instruments not measured at fair value as of March 31, 2025 and December 31, 2024 (in thousands):

		March 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Mortgage and other financing receivables (1)	Level 3	$421,849	$424,573	$444,966	$443,234
Liabilities:
Notes payable, net (2)
Senior unsecured notes	Level 2	$6,605,944	$6,092,201	$7,106,835	$6,538,784
Unsecured term loans	Level 3	$858,355	$861,073	$857,903	$861,296
Credit facility	Level 3	$115,684	$120,474	$-	$-
Mortgages payable, net (3)	Level 3	$444,148	$425,129	$496,438	$469,734

(1)
The carrying value includes and the fair value excludes allowance for credit losses of $6.8 million as of both March 31, 2025 and December 31, 2024.
(2)
The carrying value includes and the fair value excludes deferred financing costs of $66.9 million and $65.0 million as of March 31, 2025 and December 31, 2024, respectively.
(3)
The carrying value includes and the fair value excludes deferred financing costs of $1.1 million as of both March 31, 2025 and December 31, 2024.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, aggregated by the level of the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2025	Level 1	Level 2	Level 3
Assets:
Interest rate swaps derivative assets	$384	$-	$384	$-
Liabilities:
Interest rate swaps derivative liabilities	$3,414	$-	$3,414	$-
Embedded derivative liability	$19,810	$-	$-	$19,810

	Balance at December 31, 2024	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$2,290	$2,290	$-	$-
Interest rate swaps derivative assets	$7,239	$-	$7,239	$-
Liabilities:
Embedded derivative liability	$19,864	$-	$-	$19,864

The significant unobservable input (Level 3 inputs) used in measuring the Company’s embedded derivative liability, which is categorized with Level 3 of the fair value hierarchy, is the discount rate of 6.30% and 6.40% as of March 31, 2025 and December 31, 2024, respectively.

The table below summarizes the change in the fair value of the embedded derivative liability measured using Level 3 inputs for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance as of January 1,	$19,864	$30,914
Settlements	(370)	(547)
Change in fair value (included in Other income, net)	316	1,842
Balance as of March 31,	$19,810	$32,209

16. Incentive Plans

The Company has an Equity Participation Plan (as amended and/or restated, the “Equity Plan”), which provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, LTIP Units, stock payments and deferred stock awards. At March 31, 2025, the Company had 2.9 million shares of common stock available for issuance under the Equity Plan.

The Company accounts for equity awards in accordance with FASB’s compensation – Stock Compensation guidance, which requires that all share-based payments to employees, including grants of employee stock options, restricted stock, performance shares and LTIP Units, be recognized in the Condensed Consolidated Statements of Operations over the service period based on their fair values. Fair value of restricted shares and Time-Based LTIP Units are calculated based on the on the Company’s common stock closing share price on the date of grant. Fair value of performance awards and Performance-Based LTIP Units are determined using the Monte Carlo method, which is intended to estimate the fair value of the awards at the grant date. Granted Time-Based LTIP Units and Performance-Based LTIP Units do not have redemption rights into shares of Company common stock, but any OP Units into which LTIP Units may be converted are entitled to redemption rights.

The Company recognized expenses associated with its equity awards of $6.7 million and $10.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had $39.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock

Information with respect to restricted stock under the Plan for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024
Restricted stock outstanding as of January 1,	2,745,884	2,746,116
Granted (1)	-	872,150
Vested	(654,548)	(679,546)
Forfeited	(3,306)	(15,562)
Restricted stock outstanding as of March 31,	2,088,030	2,923,158

(1)
The weighted-average grant date fair value for restricted stock issued during the three months ended March 31, 2024 was $19.47.

Performance Shares

Information with respect to performance share awards under the Plan for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024
Performance share awards outstanding as of January 1,	908,890	989,860
Granted (1)	-	377,690
Vested	-	(458,660)
Performance share awards outstanding as of March 31,	908,890	908,890

(1)
The weighted-average grant date fair value for performance shares issued during the three months ended March 31, 2024 was $18.14.

For the three months ended March 31, 2025 and 2024, the Company issued 524,636 and 1,094,621 common shares, respectively, in connection with vested performance share awards, including performance dividend equivalent shares.

The significant assumptions underlying the determination of fair values using Monte Carlo simulations for the performance share awards granted during 2024 were as follows:

2024
Stock price	$19.53
Dividend yield (1)	-
Risk-free interest rate	4.39%
Volatility (2)	28.85%
Term of the award (years)	2.87

(1)
Total Shareholder Returns, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)
Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

Time-Based LTIP Units

Information with respect to Time-Based LTIP Units awards with time-based vesting requirements under the Plan for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024
Time-Based LTIP unit awards outstanding as of January 1,	120,700	-
Granted (1)	-	120,700
Vested	(24,140)	-
Time-Based LTIP unit awards outstanding as of March 31,	96,560	120,700
(1)
The weighted-average grant date fair value for Time-Based LTIP Units issued during the three months ended March 31, 2024 was $19.47.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance-Based LTIP Units

Information with respect to Performance-Based LTIP Units under the Plan for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024
Performance-Based LTIP unit awards outstanding as of January 1,	474,611	-
Granted (1)	-	474,611
Performance-Based LTIP unit awards outstanding as of March 31,	474,611	474,611
(1)
The weighted-average grant date fair value for Performance-Based LTIP Units issued during the three months ended March 31, 2024 was $9.07.

The significant assumptions underlying the determination of fair values using Monte Carlo simulations for the Performance-Based LTIP Units granted during 2024 were as follows:

2024
Stock price	$19.53
Dividend yield (1)	-
Risk-free interest rate	4.39%
Volatility (2)	28.85%
Term of the award (years)	2.87

(1)
Total Shareholder Returns, as used in the Performance-Based LTIP Unit computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)
Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

17. Stockholders’ Equity

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below:

As of March 31, 2025
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,902	$222,543	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,465	261,636	5.250%	$1.31250	$1.00	12/20/2022
Class N	1,849	1,392	69,583	7.250%	$3.62500	$1.00	N/A
		20,759	$553,762

As of December 31, 2024
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,902	$222,543	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,465	261,636	5.250%	$1.31250	$1.00	12/20/2022
Class N	1,849	1,439	71,934	7.250%	$3.62500	$1.00	N/A
		20,806	$556,113

The Class N Preferred Stock depositary shares are convertible by the holders at an exchange ratio of 2.3071 into the Company’s common shares or under certain circumstances by the Company’s election. As of March 31, 2025, the Class N Preferred Stock was potentially convertible into 3.2 million shares of common stock.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock through February 28, 2026. During the three months ended March 31, 2025, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class N	47,035	$2,817

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

Common Stock

During September 2023, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may, from time to time, enter into separate forward sale agreements with one or more banks. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2025. As of March 31, 2025, the Company had $362.5 million available under this ATM Program.

During February 2018, the Company established a common share repurchase program, which is scheduled to expire February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares of common stock under the share repurchase program during the three months ended March 31, 2025. As of March 31, 2025, the Company had $224.9 million available under this common share repurchase program. Subsequent to the three months ended March 31, 2025, during April 2025, the Company repurchased 3.0 million shares of common stock for an aggregate purchase price of $58.8 million (weighted average price of $19.61 per share).

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Three Months Ended March 31,
	2025	2024
Common Shares	$0.25000	$0.24000
Class L Depositary Shares	$0.32031	$0.32031
Class M Depositary Shares	$0.32813	$0.32813
Class N Depositary Shares	$0.90625	$0.90625

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Disposition of real estate interests through the issuance of mortgage and other financing receivables	$-	$175,420
Surrender of common stock/units	$11,536	$14,659
Declaration of dividends/distributions paid in succeeding period	$6,373	$6,722
Capital expenditures accrual	$48,419	$44,726
Decrease in redeemable noncontrolling interests’ carrying amount, net	$(577)	$(959)
RPT Merger:
Real estate assets, net	$-	$1,818,552
Investment in real estate joint ventures	$-	$433,345
Investment in other investments	$-	$12,672
Other assets and liabilities, net	$-	$(609)
Notes payable	$-	$(821,500)
Lease liabilities arising from obtaining operating right-of-use assets	$-	$(13,506)
Noncontrolling interest/Limited members' capital	$-	$(20,975)
Preferred stock/units issued in exchange for RPT preferred shares	$-	$(105,607)
Common stock/units issued in exchange for RPT common shares	$-	$(1,166,775)

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Condensed Consolidated Balance Sheets to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	As of March 31, 2025	As of December 31, 2024
Cash and cash equivalents	$131,271	$688,622
Restricted cash	1,232	1,109
Total cash, cash equivalents and restricted cash	$132,503	$689,731

19. Commitments and Contingencies

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At March 31, 2025, these letters of credit aggregated $43.6 million.

Funding Commitments

The Company has investments with funding commitments of $30.9 million, of which $22.2 million has been funded as of March 31, 2025. In addition, the Company has mortgage and other financing receivables with undrawn loan advances of $9.7 million as of March 31, 2025.

Other

The Parent Company guarantees the unsecured debt instruments of Kimco OP, including the Credit Facility. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of March 31, 2025, there were $15.7 million in performance and surety bonds outstanding.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $36.2 million outstanding at March 31, 2025. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts the Company may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of March 31, 2025.

20. Accumulated Other Comprehensive (Loss)/Income (“AOCI”)

The following tables present the change in the components of AOCI for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total
Balance at beginning of period	$7,239	$3,799	$11,038
Other comprehensive loss before reclassifications	(8,987)	(1,314)	(10,301)
Amounts reclassed from AOCI	(1,282)	(366)	(1,648)
Net current-period other comprehensive loss	(10,269)	(1,680)	(11,949)
Balance at end of period	$(3,030)	$2,119	$(911)

	Three Months Ended March 31, 2024
	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total
Balance at beginning of period	$-	$3,329	$3,329
Other comprehensive income before reclassifications	8,536	491	9,027
Amounts reclassified from AOCI	(2,077)	-	(2,077)
Net current-period other comprehensive income	6,459	491	6,950
Balance at end of period	$6,459	$3,820	$10,279

On the Company’s Condensed Consolidated Statements of Operations, unrealized gains and losses reclassified from AOCI related to (i) cash flow hedges for interest payments are included in Interest expense and (ii) cash flow hedges for interest payments of unconsolidated investees are included in Equity in income of joint ventures, net.

21. Segment Reporting:

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

In accordance with ASC Topic 280 Segment Reporting, the Company’s CODM has been identified as the Chief Executive Officer. The CODM evaluates the Company’s portfolio and assesses the ongoing operations and performance of its consolidated properties and the Company's share of unconsolidated joint venture operations. The accounting policies of the reportable segments are the same as the

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company’s accounting policies. Net Operating Income ("NOI") is the primary performance measure reviewed by the Company’s CODM to assess operating performance and consists only of revenues and expenses directly related to real estate rental operations. NOI is calculated by deducting property operating expenses from lease revenues and other property related income. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. The Company’s calculation of NOI may not be directly comparable to similarly titled measures calculated by other REITs. The CODM does not review asset information as a measure to assess performance.

The following table presents accrual-based lease revenue and other property related income and operating expenses included in the Company's share of NOI for its consolidated and unconsolidated properties ("NOI at share") the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$531,286	$498,905
Operating expenses
Rent	(4,184)	(4,279)
Real estate taxes	(69,911)	(63,360)
Operating and maintenance	(89,553)	(85,774)
Total operating expenses	(163,648)	(153,413)
NOI from unconsolidated real estate joint ventures	50,997	50,027
NOI at share	$418,635	$395,519

The following table presents the reconciliation of NOI at share to Net income/(loss) (in thousands):

	Three Months Ended March 31,
	2025	2024
NOI at share	$418,635	$395,519
Adjustments:
Management and other fee income	5,338	4,849
General and administrative	(34,392)	(36,298)
Impairment charges	(534)	(3,701)
Merger charges	-	(25,246)
Depreciation and amortization	(158,453)	(154,719)
Gain on sale of properties	887	318
Other income, net	216	9,570
Mortgage and other financing income, net	11,269	2,519
Loss on marketable securities, net	(9)	(27,686)
Interest expense	(80,377)	(74,565)
Provision for income taxes, net	(464)	(72,010)
Equity in income of joint ventures, net	22,683	20,905
Equity in income of other investments, net	701	1,534
NOI from unconsolidated real estate joint ventures	(50,997)	(50,027)
Net income/(loss)	$134,503	$(9,038)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Earnings Per Share/Unit

The following table sets forth the reconciliation of the Company’s earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Computation of Basic and Diluted Earnings Per Share:
Net income/(loss) available to the Company's common shareholders	$125,134	$(18,916)
Earnings attributable to participating securities	(604)	(680)
Net income/(loss) available to the Company’s common shareholders for basic and diluted earnings per share	$124,530	$(19,596)

Weighted average common shares outstanding – basic	677,074	670,118
Effect of dilutive securities (1):
Equity awards	178	-
Assumed conversion of convertible units	47	-
Weighted average common shares outstanding – diluted	677,299	670,118

Net income/(loss) available to the Company's common shareholders:
Basic earnings per share	$0.18	$(0.03)
Diluted earnings per share	$0.18	$(0.03)

(1)
The effect of the assumed conversion of certain convertible units/preferred shares had an anti-dilutive effect upon the calculation of Net income/(loss) available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations.

The following table sets forth the reconciliation of Kimco OP’s earnings and the weighted-average number of units used in the calculation of basic and diluted earnings per unit (amounts presented in thousands, except per unit data):

	Three Months Ended March 31,
	2025	2024
Computation of Basic and Diluted Earnings Per Unit:
Net income/(loss) available to Kimco OP’s common unitholders	$125,345	$(18,931)
Earnings attributable to participating securities	(631)	(680)
Net income/(loss) available to Kimco OP’s common unitholders for basic and diluted earnings per unit	$124,714	$(19,611)

Weighted average common units outstanding – basic	678,040	673,954
Effect of dilutive securities (1):
Unit awards	178	-
Assumed conversion of convertible units	47	-
Weighted average common units outstanding – diluted	678,265	673,954

Net income/(loss) available to Kimco OP’s common unitholders:
Basic earnings per unit	$0.18	$(0.03)
Diluted earnings per unit	$0.18	$(0.03)

(1)
The effect of the assumed conversion of certain convertible units/preferred units had an anti-dilutive effect upon the calculation of Net income/(loss) available to Kimco OP’s common unitholders per unit. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per unit calculations.

The Company’s unvested restricted share/unit awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share/unit awards on earnings per share/unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share/unit awards based on dividends declared and the unvested restricted shares/units’ participation rights in undistributed earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “commit,” “anticipate,” “estimate,” “project,” “will,” “target,” “plan,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) financial disruption, changes in trade policies and tariffs, geopolitical challenges or economic downturn, including general adverse economic and local real estate conditions, (ii) the impact of competition, including the availability of acquisition or development opportunities and the costs associated with purchasing and maintaining assets, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iv) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (v) the potential impact of e-commerce and other changes in consumer buying practices, and changing trends in the retail industry and perceptions by retailers or shoppers, including safety and convenience, (vi) the availability of suitable acquisition, disposition, development, redevelopment and merger opportunities, and the costs associated with purchasing and maintaining assets and risks related to acquisitions not performing in accordance with our expectations, (vii) the Company’s ability to raise capital by selling its assets, (viii) disruptions and increases in operating costs due to inflation and supply chain disruptions, (ix) risks associated with the development of mixed-use commercial properties, including risks associated with the development, and ownership of non-retail real estate, (x) changes in governmental laws and regulations, including, but not limited to, changes in data privacy, environmental (including climate change), safety and health laws, and management’s ability to estimate the impact of such changes, (xi) valuation and risks related to the Company’s joint venture and preferred equity investments and other investments, (xii) collectability of mortgage and other financing receivables, (xiii) impairment charges, (xiv) criminal cybersecurity attack disruptions, data loss or other security incidents and breaches, (xv) risks related to artificial intelligence, (xvi) impact of natural disasters and weather and climate-related events, (xvii) pandemics or other health crises, (xviii) our ability to attract, retain and motivate key personnel, (xix) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (xx) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (xxi) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xxii) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity, (xxiii) the Company’s ability to continue to maintain its status as a REIT for U.S. federal income tax purposes and potential risks and uncertainties in connection with its UPREIT structure, and (xxiv) other risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes in other filings with the Securities and Exchange Commission (“SEC”).

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Overview

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust (“REIT”), of which substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the managing member and exercises exclusive control over Kimco OP. As of March 31, 2025, the Parent Company owned 99.84% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP. The terms “Kimco,” “the Company,” and “our” each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT, such terms refer solely to Kimco Realty Corporation.

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

The Company is a self-administered REIT and has owned and operated open-air shopping centers for over 60 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of March 31, 2025, the Company had interests in 567 U.S. shopping center properties, aggregating 100.9 million square feet of gross leasable area (“GLA”), located in 30 states. In addition, the Company had 67 other property interests, primarily including net leased properties, preferred equity investments, and other investments, totaling 5.5 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

RPT Merger

On January 2, 2024, RPT Realty (“RPT”) merged with and into the Company, with the Company continuing as the surviving public company (the “RPT Merger”), pursuant to the definitive merger agreement between the Company and RPT, which was entered into on August 28, 2023. As a result of the RPT Merger, the Company acquired 56 open-air shopping centers, including 43 wholly owned and 13 joint venture assets, comprising 13.3 million square feet of gross leasable area, to the Company’s existing portfolio. The Company also obtained RPT’s 6% stake in a 49-property net lease joint venture.

Economic Conditions

The economy continues to face challenges which could adversely impact the Company and its tenants, including elevated inflation, interest rates, tenant bankruptcies and international tariffs or other trade restrictions. These factors could slow economic growth and materially increase the cost of goods and services offered by the Company’s tenants, leading to lower profits. To the extent our tenants are unable to pass these costs on to their customers, our tenants’ operations could be adversely impacted, which could result in tenant bankruptcies, amongst other things, and could weaken demand by those tenants for our real estate and adversely impact the Company. In addition, these challenges could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties. Any of these factors could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company continues to monitor economic, financial, and social conditions and will assess its asset portfolio for any impairment indicators. If the Company determines that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2025, as compared to the corresponding period in 2024 (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024	Change
Revenues
Revenues from rental properties, net	$531,286	$498,905	$32,381
Management and other fee income	5,338	4,849	489
Operating expenses
Rent (1)	(4,184)	(4,279)	95
Real estate taxes	(69,911)	(63,360)	(6,551)
Operating and maintenance (2)	(89,553)	(85,774)	(3,779)
General and administrative (3)	(34,392)	(36,298)	1,906
Impairment charges	(534)	(3,701)	3,167
Merger charges	-	(25,246)	25,246
Depreciation and amortization	(158,453)	(154,719)	(3,734)
Gain on sale of properties	887	318	569
Other income/(expense)
Other income, net	216	9,570	(9,354)
Mortgage and other financing income, net	11,269	2,519	8,750
Loss on marketable securities, net	(9)	(27,686)	27,677
Interest expense	(80,377)	(74,565)	(5,812)
Provision for income taxes, net	(464)	(72,010)	71,546
Equity in income of joint ventures, net	22,683	20,905	1,778
Equity in income of other investments, net	701	1,534	(833)
Net income attributable to noncontrolling interests	(1,686)	(1,936)	250
Preferred dividends, net	(7,683)	(7,942)	259
Net income/(loss) available to the Company's common shareholders	$125,134	$(18,916)	$144,050
Net income/(loss) available to the Company's common shareholders:
Diluted per common share	$0.18	$(0.03)	$0.21

(1)
Rent expense relates to ground lease payments for which the Company is the lessee.
(2)
Operating and maintenance expense consists of property related costs, including repairs and maintenance costs, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security and various other property related expenses.
(3)
General and administrative expense includes employee-related expenses (including salaries, bonuses, equity awards, benefits, severance costs and payroll taxes), professional fees, office rent, travel and entertainment costs and other company-specific expenses.

Net income available to the Company’s common shareholders was $125.1 million for the three months ended March 31, 2025, as compared to net loss available to the Company’s common shareholders of $18.9 million for the comparable period in 2024. On a diluted per common share basis, Net income/(loss) available to the Company’s common shareholders for the three months ended March 31, 2025 was $0.18, as compared to $(0.03) for the comparable period in 2024.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Operations that the Company believes changed significantly and affected Net income/(loss) available to the Company’s common shareholders during the three months ended March 31, 2025, as compared to the corresponding period in 2024.

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $32.4 million for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily from (i) a net increase in revenues from tenants of $17.1 million, primarily due to an increase in leasing activity and net growth in the current portfolio, (ii) an increase in revenues of $10.0 million due to properties acquired during 2025 and 2024 and (iii) an increase in lease termination fee income of $5.3 million.

Real estate taxes –

The increase in Real estate taxes of $6.6 million for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to (i) an overall increase in assessed values in the current portfolio and (ii) an increase of $0.8 million due to properties acquired during 2025 and 2024.

Operating and maintenance –

The increase in Operating and maintenance expense of $3.8 million for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to (i) an increase in repairs and maintenance expense of $2.0 million and (ii) an increase of $1.4 million resulting from properties acquired during 2025 and 2024.

Impairment charges –

During the three months ended March 31, 2025 and 2024, the Company recognized impairment charges related to adjustments to property carrying values of $0.5 million and $3.7 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third-party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Merger charges –

During the three months ended March 31, 2024, the Company incurred costs of $25.2 million associated with the RPT Merger, primarily comprised of severance and professional and legal fees.

Depreciation and amortization –

The increase in Depreciation and amortization of $3.7 million for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to (i) an increase of $8.0 million due to depreciation commencing on certain redevelopment projects and tenant improvement projects that were placed into service during 2025 and 2024 and (ii) an increase of $2.7 million resulting from properties acquired during 2025 and 2024, partially offset by (iii) a net decrease of $7.0 million due to fully depreciated assets and write-offs, primarily from demolition and vacated tenants during 2025 and 2024.

Other income, net –

The decrease in Other income, net of $9.4 million for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to (i) a decrease in interest income of $5.2 million resulting from lower cash balances, (ii) a decrease in dividend income of $1.7 million, primarily due to the sale of the remaining shares of ACI common stock held by the Company during 2024, and (iii) a decrease of $2.5 million from settlement of a contract during 2024.

Mortgage and other financing income, net –

The increase in Mortgage and other financing income, net of $8.8 million for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to (i) the Company’s origination of new loan financing during 2025 and 2024 and (ii) a decrease in provision for credit losses of $2.0 million, partially offset by (iii) loan repayments during 2025 and 2024.

Loss on marketable securities, net –

The change in Loss on marketable securities, net of $27.7 million for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is due to mark-to-market fluctuations during 2025 and 2024 and the sale of the remaining shares of ACI common stock held by the Company during 2024.

Interest expense –

The increase in Interest expense of $5.8 million for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to (i) the issuance of unsecured notes and assumption of a mortgage loan during 2024, partially offset by (ii) the paydown of unsecured notes and repayment of mortgage loans during 2025 and 2024.

Provision for income taxes, net –

The decrease in Provision for income taxes, net of $71.5 million for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to the Company’s sale of shares of ACI common stock during 2024, which generated taxable long-term capital gains. The Company retained the proceeds from the sale during 2024 and, as a result, recorded estimated federal and state income taxes on these gains.

Tenant Concentration

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of March 31, 2025, the Company had interests in 567 U.S. shopping center properties, aggregating 100.9 million square feet of GLA, located in 30 states. At March 31, 2025, the Company’s five largest tenants were The TJX Companies, Ross Stores, The Home Depot, Burlington Stores, Inc. and Amazon/Whole Foods, which represented 3.7%, 1.8%, 1.8%, 1.8% and 1.7%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, and immediate access to the Credit Facility with bank commitments of $2.0 billion, which can be increased to $2.75 billion through an accordion feature.

The Company anticipates that net cash flow provided by operating activities, borrowings under its Credit Facility and the issuance of equity, public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current economic environment, interest rates, inflation, international tariffs or other trade restrictions, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 as supplemented by the risks and uncertainties identified under Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash, cash equivalents and restricted cash, beginning of the period	$689,731	$783,757
Net cash flow provided by operating activities	223,813	176,091
Net cash flow (used for)/provided by investing activities	(130,554)	201,430
Net cash flow used for financing activities	(650,487)	(1,024,511)
Net change in cash, cash equivalents and restricted cash	(557,228)	(646,990)
Cash, cash equivalents and restricted cash, end of the period	$132,503	$136,767

Operating Activities

Net cash flow provided by operating activities for the three months ended March 31, 2025 was $223.8 million, as compared to $176.1 million for the comparable period in 2024. The increase of $47.7 million is primarily attributable to:

•
merger costs incurred in connection with the RPT Merger during 2024;
•
additional operating cash flow generated by operating properties acquired offset by the disposition of operating properties during 2025 and 2024; and
•
new leasing, expansion and re-tenanting of core portfolio properties; partially offset by
•
changes in operating assets and liabilities due to timing of receipts and payments; and
•
a decrease in distributions from the Company’s joint ventures programs.

Investing Activities

Net cash flow used for investing activities was $130.6 million for the three months ended March 31, 2025, as compared to net cash flow provided by investing activities of $201.4 million for the comparable period in 2024.

Investing activities during the three months ended March 31, 2025 primarily consisted of:

Cash inflows:

•
$23.1 million from the collection of mortgage and other financing receivables; and
•
$10.4 million in reimbursements of investments in and advances to real estate joint ventures and other investments.

Cash outflows:

•
$106.2 million for acquisition of an operating property;

•
$52.1 million for improvements to operating real estate, primarily related to re-tenanting, tenant improvements and redevelopment projects;
•
$5.0 million for a preferred stock investment; and
•
$3.0 million for investments in and advances to real estate joint ventures and other investments, primarily related to redevelopment projects within these portfolios.

Investing activities during the three months ended March 31, 2024 primarily consisted of:

Cash inflows:

•
$299.6 million in proceeds from sale of marketable securities, primarily due to the sale of 14.2 million shares of ACI common stock;
•
$65.0 million in proceeds from the sale of 10 operating properties and five land parcels;
•
$38.2 million from the collection of mortgage and other financing receivables; and
•
$6.9 million in reimbursements of investments in and advances to real estate joint ventures and other investments.

Cash outflows:

•
$149.1 million for the acquisition of RPT;
•
$44.1 million for improvements to operating real estate, primarily related to re-tenanting, tenant improvements and the Company’s active redevelopment pipeline;
•
$9.0 million for investment in mortgage and other financing receivables related to a new mortgage receivable; and
•
$6.1 million for investments in and advances to real estate joint ventures and other investments, primarily related to redevelopment projects within these portfolios.

Acquisition of Operating Real Estate –

During the three months ended March 31, 2025, the Company expended $106.2 million for the acquisition of operating real estate properties. During the three months ended March 31, 2024, the Company expended $149.1 million in conjunction with the RPT Merger. The Company anticipates spending up to approximately $50.0 million to $150.0 million towards the acquisition of, or the purchase of additional interests in, operating properties for the remainder of 2025. The Company intends to fund these potential acquisitions with net cash flow provided by operating activities, proceeds from property dispositions, and/or availability under its Credit Facility.

Improvements to Operating Real Estate –

During the three months ended March 31, 2025 and 2024, the Company expended $52.1 million and $44.1 million, respectively, for improvements to operating real estate. These amounts consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Redevelopment and renovations	$23,985	$10,051
Tenant improvements and tenant allowances	28,132	34,032
Total improvements	$52,117	$44,083

The Company, on a selective basis, will redevelop projects or re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio, including residential and mixed-use components, which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2025 will be approximately $175.0 million to $250.0 million. The funding of these capital requirements will be provided by net cash flow from operating activities, proceeds from property dispositions, and/or availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $650.5 million for the three months ended March 31, 2025, as compared to $1.0 billion for the comparable period in 2024.

Financing activities during the three months ended March 31, 2025 primarily consisted of:

Cash inflows:

•
$120.0 million in proceeds from the Credit Facility.

Cash outflows:

•
$500.0 million for repayments of unsecured notes;
•
$177.5 million of dividends paid;

•
$52.3 million in principal payments on debt (related to the repayment of debt on three encumbered properties), including normal amortization on rental property debt;
•
$24.4 million in principal payments under finance lease obligations for the acquisition of the fee interest in two properties;
•
$11.5 million in shares repurchased for employee tax withholding on equity awards; and
•
$3.1 million in redemption/distribution of noncontrolling interests.

Financing activities during the three months ended March 31, 2024 primarily consisted of:

Cash inflows:

•
$510.0 million in proceeds from issuance of unsecured term loans; and
•
$125.0 million in proceeds from the Credit Facility.

Cash outflows:

•
$1.2 billion in repayments of unsecured notes;
•
$310.0 million in repayments of unsecured term loans;
•
$168.3 million of dividends paid;
•
$14.6 million in shares repurchased for employee tax withholding on equity awards; and
•
$4.9 million in redemption/distribution of noncontrolling interests.

The Company continually evaluates its debt maturities and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of March 31, 2025, the Company had consolidated floating rate debt totaling $132.4 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

Debt maturities for 2025 consist of $241.5 million of consolidated debt and $29.3 million of unconsolidated joint venture debt, assuming the utilization of extension options where available. The 2025 remaining consolidated debt maturities are anticipated to be repaid with net cash provided by operating activities and/or debt refinancing, as deemed appropriate. The 2025 debt maturities on properties in the Company’s unconsolidated joint ventures are anticipated to be repaid through net cash flow provided by operating activities, debt refinancing, proceeds from sales, and/or partner capital contributions, as deemed appropriate.

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

During January 2023, the Company filed a registration statement on Form S-8 for its 2020 Equity Participation Plan (the “2020 Plan”), which was previously approved by the Company’s stockholders and is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020. The 2020 Plan provides for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, deferred stock awards and long-term incentive plan units. At March 31, 2025, the Company had 2.9 million shares of common stock available for issuance under the 2020 Plan. During February 2025, the Company filed a registration statement on Form S-8 for its 2025 Equity Participation Plan, which was approved by the Company’s stockholders on April 29, 2025 and provides for maximum of 17,500,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, deferred stock awards and long-term incentive plan units.

Preferred Stock –

The Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock, representing an aggregate of up to 2,123 shares of the Company’s preferred stock, par value $1.00 per share, through February 28, 2026. During the three months ended March 31, 2025, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class N	47,035	$2,817

Common Stock –

During September 2023, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell, from time-to-time, shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time, in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2025. As of March 31, 2025, the Company had $362.5 million available under this ATM Program.

During February 2018, the Company established a common share repurchase program, which is scheduled to expire on February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the share repurchase program during the three months ended March 31, 2025. As of March 31, 2025, the Company had $224.9 million available under this common share repurchase program. Subsequent to the three months ended March 31, 2025, during April 2025, the Company repurchased 3.0 million shares of common stock for an aggregate purchase price of $58.8 million (weighted average price of $19.61 per share).

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of March 31, 2025
Consolidated Indebtedness to Total Assets	< 60%	37%
Consolidated Secured Indebtedness to Total Assets	< 40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	> 1.50x	4.6x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	> 1.50x	2.5x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; the Seventh Supplemental Indenture dated as of April 24, 2014; and the Eighth Supplemental Indenture dated as of January 3, 2023, each as filed with the SEC. In connection with the merger with Weingarten Realty Investors (“Weingarten”), the Company assumed senior unsecured notes which have covenants that are similar to the Company’s existing debt covenants for its senior unsecured notes. Please refer to the form Indenture included in Weingarten’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 10, 1995, the First Supplemental Indenture, dated as of August 2, 2006 filed with Weingarten’s Current Report on Form 8-K dated August 2, 2006, and the Second Supplemental Indenture, dated as of October 9, 2012 filed with Weingarten’s Current Report on Form 8-K dated October 9, 2012, each as filed with the SEC. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2024 for specific filing information.

During the three months ended March 31, 2025, the Company fully repaid the following note payable (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Unsecured note	Feb-25	$500.0	3.30%	Feb-25

Credit Facility –

The Company has a $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus an applicable spread determined by the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets and the Company’s credit rating outlook, as defined in the agreement. As of March 31, 2025, the interest rate on the Credit Facility is Adjusted Term SOFR plus 68.5 basis points (5.12% as of March 31, 2025) after reductions for sustainability metrics achieved and an upgraded credit rating profile. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of March 31, 2025, the Credit Facility had an outstanding balance of $120.0 million and no appropriations for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of March 31, 2025
Total Indebtedness to Gross Asset Value (“GAV”)	< 60%	36%
Total Priority Indebtedness to GAV	< 35%	2%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	> 1.75x	4.5x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	> 1.50x	4.0x

Term Loans –

The Company has $310.0 million of unsecured term loans ( the “Term Loans”) with a group of banks, which are scheduled to expire between November 2026 to February 2028. The Term Loans accrue interest at the rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating outlook and sustainability metric targets, as described in the agreement. As of March 31, 2025, the interest rates on the Term Loans is Adjusted Term SOFR plus 81.0 basis points after reductions for an upgraded credit rating profile and sustainability metrics achieved. As of March 31, 2025, the Company had 20 swap rate agreements with various lenders swapping the interest rates on the Term Loan to all-in fixed rates ranging from 4.5793% to 4.7801%.

The Company has a $550.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) with a group of banks, which is scheduled to mature in January 2026 with three one-year options to extend the maturity date, at the Company’s discretion, to January 2029. The Term Loan Credit Facility accrues interest at a spread (currently 80.0 basis points after reductions for an upgraded credit rating profile) to the Adjusted Term SOFR Rate (as defined in the credit agreement) that fluctuates in accordance with changes in Kimco’s senior debt ratings. As of March 31, 2025, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the $550.0 million Term Loan Credit Facility to an all-in fixed rate of 4.6122%.

Mortgages Payable –

During the three months ended March 31, 2025, the Company repaid $48.9 million of mortgage debt (including fair market value adjustment of $0.1 million) that encumbered three operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of March 31, 2025, the Company had over 530 unencumbered property interests in its portfolio.

Other –

The Parent Company guarantees the unsecured debt instruments of Kimco OP, including the Credit Facility. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

The Company has issued letters of credit in connection with completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At March 31, 2025, these letters of credit aggregated $43.6 million.

The Company has investments with funding commitments of $30.9 million, of which $22.2 million has been funded as of March 31, 2025. In addition, the Company has mortgage and other financing receivables with undrawn loan advances of $9.7 million as of March 31, 2025.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of March 31, 2025, the Company had $15.7 million in performance and surety bonds outstanding.

The Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $36.2 million outstanding at March 31, 2025. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as it monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio which reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid for common and preferred stock for the three months ended March 31, 2025 and 2024 were $177.5 million and $168.3 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On February 6, 2025, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L, M and N), which were paid on April 15, 2025, to shareholders of record on April 1, 2025. In addition, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share, which was paid on March 21, 2025 to shareholders of record on March 7, 2025.

On April 28, 2025, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L, M and N), which are scheduled to be paid on July 15, 2025, to shareholders of record on July 1, 2025. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share payable on June 20, 2025 to shareholders of record on June 6, 2025.

Natural Disaster Impact –

The Company did not incur any significant damage to its properties in January 2025 as a result of the California wildfires, which primarily impacted Los Angeles and the surrounding areas.

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

Funds From Operations (“FFO”)

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

The Company’s reconciliation of Net income/(loss) available to the Company’s common shareholders to FFO available to the Company’s common shareholders is reflected in the table below (amounts presented in thousands, except per share data).

	Three Months Ended March 31,
	2025	2024
Net income/(loss) available to the Company’s common shareholders	$125,134	$(18,916)
Gain on sale of properties	(887)	(318)
Gain on sale of joint venture properties	(784)	(53)
Depreciation and amortization - real estate related	157,232	153,462
Depreciation and amortization - real estate joint ventures	21,355	21,598
Impairment charges (including real estate joint ventures)	534	5,702
Profit participation from other investments, net	(216)	(29)
Loss on marketable securities/derivative, net	325	29,528
Provision for income taxes, net (1)	80	71,741
Noncontrolling interests (1)	(877)	(886)
FFO available to the Company’s common shareholders (3)	$301,896	$261,829
Weighted average shares outstanding for FFO calculations:
Basic	677,074	670,118
Units	3,275	3,284
Convertible preferred shares	3,282	4,265
Dilutive effect of equity awards	178	127
Diluted (2)	683,809	677,794
FFO per common share – basic	$0.45	$0.39
FFO per common share – diluted (2)	$0.44	$0.39

(1)
Related to gains, impairments, depreciation on properties and gains/(losses) on sales of marketable securities and derivatives, where applicable.
(2)
Reflects the potential impact of convertible preferred shares and certain units if converted to common stock at the beginning of the period. FFO available to the Company’s common shareholders would be increased by $2,082 and $2,443 for the three months ended March 31, 2025 and 2024, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted FFO per share calculations.
(3)
Includes merger-related charges of $25.2 million for the three months ended March 31, 2024.

Same Property Net Operating Income (“Same property NOI”)

Same property NOI is a supplemental non-GAAP financial measure of real estate companies’ operating performance and should not be considered an alternative to net income in accordance with GAAP or as a measure of liquidity. The Company considers Same property NOI as an important operating performance measure frequently used by analysts and investors because it includes only the net operating income of operating properties that have been owned and stabilized by the Company for the entire current and prior year reporting periods. It excludes properties under redevelopment, development and pending stabilization; properties are deemed stabilized at the earlier of (i) reaching 90% leased or (ii) one year following a project’s inclusion in operating real estate. Same property NOI assists in eliminating disparities due to the development, redevelopment, acquisition and disposition of properties during the periods presented, and thus provides a more consistent performance measure for the comparison of the Company's properties.

Same property NOI is calculated using revenues from rental properties (excluding straight-line rent adjustments, lease termination fee income, net, and amortization of above/below-market rents), less charges for credit losses, operating and maintenance expense, real estate taxes and rent expense, plus the Company’s proportionate share of Same property NOI from unconsolidated real estate joint ventures, calculated on the same basis. The Company’s method of calculating Same property NOI available to the Company’s common shareholders, which may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs, discloses with and without the impact from development projects.

The following is a reconciliation of Net income/(loss) available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income/(loss) available to the Company’s common shareholders	$125,134	$(18,916)
Adjustments:
Management and other fee income	(5,338)	(4,849)
General and administrative	34,392	36,298
Impairment charges	534	3,701
Merger charges	-	25,246
Depreciation and amortization	158,453	154,719
Gain on sale of properties	(887)	(318)
Other income, net	(216)	(9,570)
Mortgage and other financing income, net	(11,269)	(2,519)
Loss on marketable securities, net	9	27,686
Interest expense	80,377	74,565
Provision for income taxes, net	464	72,010
Equity in income of other investments, net	(701)	(1,534)
Net income attributable to noncontrolling interests	1,686	1,936
Preferred dividends, net	7,683	7,942
RPT same property NOI (1)	-	606
Non same property net operating income	(23,244)	(15,681)
Non-operational expense from joint ventures, net	28,314	29,122
Same property NOI	$395,391	$380,444
(1)
Amounts represent the Same property NOI from RPT properties, not included in the Company's Net income/(loss) available to the Company's common shareholders.

Same property NOI increased by $14.9 million, or 3.9%, for the three months ended March 31, 2025, as compared to the corresponding period in 2024. This increase is primarily the result of (i) an increase of $12.8 million in minimum rent, primarily related to strong leasing activity, and (ii) an increase in net recovery income of $2.2 million.

Leasing Activity

During the three months ended March 31, 2025, the Company executed 451 leases totaling 3.9 million square feet in the Company’s consolidated operating portfolio, comprised of 116 new leases and 335 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $28.5 million, or $35.62 per square foot. These costs include $21.2 million of tenant improvements and $7.3 million of external leasing commissions. The average rent per square foot for (i) new leases was $23.93 and (ii) renewals and options was $18.95.

Tenant Lease Expirations

At March 31, 2025, the Company has a total of 9,372 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	134	542	$11,237	0.7%
2025	554	2,977	$60,261	4.0%
2026	1,299	10,722	$186,313	12.4%
2027	1,375	10,554	$200,618	13.4%
2028	1,402	11,333	$224,064	15.0%
2029	1,292	10,166	$200,213	13.4%
2030	942	7,529	$157,396	10.5%
2031	465	3,276	$71,026	4.7%
2032	447	3,347	$64,989	4.3%
2033	462	3,711	$72,653	4.8%
2034	441	3,416	$76,869	5.1%
2035	289	3,236	$61,160	4.1%

(1)
Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements, which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. As of March 31, 2025, the Company had 26 interest rate swaps with notional amounts aggregating to $860.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. The hedged debt is reflected as fixed rate unsecured debt in the table below. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

The following table presents the carrying value of the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of March 31, 2025, with corresponding weighted-average interest rates sorted by maturity date. In addition, the following table presents the fair value of the Company’s debt obligations outstanding, excluding unamortized deferred financing costs. The table does not include extension options where available (amounts in millions).

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$-	$33.0	$130.4	$252.7	$11.3	$427.4	$408.5
Average Interest Rate	-	-	4.01%	4.48%	4.51%	3.33%	4.43%

Variable Rate	$-	$16.7	$-	$-	$-	$-	$16.7	$16.6
Average Interest Rate	-	5.62%	-	-	-	-	5.62%

Unsecured Debt
Fixed Rate	$241.5	$1,376.4	$585.1	$517.9	$-	$4,743.4	$7,464.3	$6,953.3
Average Interest Rate	3.85%	3.74%	4.21%	2.55%	-	4.05%	3.90%

Variable Rate	$-	$-	$115.7	$-	$-	$-	$115.7	$120.5
Average Interest Rate	-	-	5.12%	-	-	-	5.12%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.3 million for the three months ended March 31, 2025 if short-term interest rates were 1.0% higher.

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

Item 1A. Risk Factors.

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L preferred stock, 1,047,000 depositary shares of Class M preferred stock, and 185,000 depositary shares of Class N Preferred Stock par value $1.00 per share through February 28, 2026. During the three months ended March 31, 2025, the Company repurchased the following Class N depositary shares:

Period	Total Number of Depositary Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2025 - January 31, 2025	6,245	$59.86	-	n/a
February 1, 2025 - February 28, 2025	11,489	59.95	-	n/a
March 1, 2025 - March 31, 2025	29,301	59.86	-	n/a
Total	47,035	$59.88	-

The Company has a common share repurchase program, which is scheduled to expire on February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. The Company did not repurchase any shares under the common share repurchase program during the three months ended March 31, 2025. As of March 31, 2025, the Company had $224.9 million available under this common share repurchase program.

During the three months ended March 31, 2025, the Company repurchased 517,414 shares of the Company’s common stock for an aggregate purchase price of $11.5 million (weighted average price of $22.30 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

The following table presents information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2025 - January 31, 2025	11,488	$22.60	-	$224.9
February 1, 2025 - February 28, 2025	505,499	22.29	-	$224.9
March 1, 2025 - March 31, 2025	427	21.47	-	$224.9
Total	517,414	$22.30	-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Plan Elections.

During the three months ended March 31, 2025, no director or officer (as defined in § 240.16a–1(f) of this chapter) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1*	Form of Kimco Realty Corporation 2025 Equity Participation Plan Time-Based Restricted Stock Award Agreement
10.2*	Form of Kimco Realty Corporation 2025 Equity Participation Plan Time-Based LTIP Agreement
10.3*	Form of Kimco Realty Corporation 2025 Equity Participation Plan Performance Share Agreement
10.4*	Form of Kimco Realty Corporation 2025 Equity Participation Plan Performance-Based LTIP Agreement
31.1	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4*	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

May 2, 2025	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

May 2, 2025	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY OP, LLC BY: KIMCO REALTY CORPORATION, managing member

May 2, 2025	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

May 2, 2025	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer