Form 10-Q
period 2025-06-30
KIMCO REALTY CORP; Kimco Realty OP, LLC
filed 2025-08-01
CIK 879101, 1959472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 22, 2025, Kimco Realty Corporation had 677,200,477 shares of common stock outstanding.

KIMCO REALTY CORPORATION

KIMCO REALTY OP, LLC

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2025

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2025, of Kimco Realty Corporation (the “Parent Company”) and Kimco Realty OP, LLC (“Kimco OP”). Unless stated otherwise or the context requires, references to “Kimco Realty Corporation” or the “Parent Company” mean Kimco Realty Corporation and its subsidiaries, and references to “Kimco Realty OP, LLC” or “Kimco OP” mean Kimco Realty OP, LLC and its subsidiaries. The terms the “Company,” “we,” “our” or “us” refer to the Parent Company and its business and operations conducted through its directly or indirectly owned subsidiaries, including Kimco OP; and in statements regarding qualification as a Real Estate Investment Trust ("REIT"), such terms refer solely to the Parent Company. References to “shares” and “shareholders” refer to the shares and shareholders of the Parent Company and not the limited liability company interests of Kimco OP.

The Parent Company is a REIT and is the managing member of Kimco OP. As of June 30, 2025, the Parent Company owned 99.79% of the outstanding limited liability company interests (the "OP Units") in Kimco OP. Noncontrolling OP Unit interests are owned by third parties and certain officers and directors of the Company.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share information)

	June 30, 2025	December 31, 2024
Assets:
Real estate, net of accumulated depreciation and amortization of $4,585,939 and $4,360,239, respectively	$16,751,461	$16,810,333
Investments in and advances to real estate joint ventures	1,466,874	1,487,675
Other investments	109,826	107,347
Cash, cash equivalents and restricted cash	227,826	689,731
Mortgage and other financing receivables, net	440,991	444,966
Accounts and notes receivable, net	339,351	340,469
Operating lease right-of-use assets, net	130,768	126,441
Other assets	329,458	302,934
Total assets (1)	$19,796,555	$20,309,896

Liabilities:
Notes payable, net	$7,717,229	$7,964,738
Mortgages payable, net	441,489	496,438
Accounts payable and accrued expenses	257,321	281,867
Dividends payable	6,364	6,409
Operating lease liabilities	122,386	117,199
Other liabilities	533,790	597,456
Total liabilities (1)	9,078,579	9,464,107
Redeemable noncontrolling interests	46,566	47,877

Commitments and Contingencies (Footnote 19)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 20,748 and 20,806 shares, respectively; Aggregate liquidation preference $553,196 and $556,113, respectively	21	21
Common stock, $.01 par value, authorized 1,500,000,000 shares; Issued and outstanding 677,205,011 and 679,493,522 shares, respectively	6,772	6,795
Paid-in capital	10,979,077	11,033,485
Cumulative distributions in excess of net income	(457,405)	(398,792)
Accumulated other comprehensive (loss)/income	(7,790)	11,038
Total stockholders' equity	10,520,675	10,652,547
Noncontrolling interests	150,735	145,365
Total equity	10,671,410	10,797,912
Total liabilities and equity	$19,796,555	$20,309,896

(1)
Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2025 and December 31, 2024 of $330,268 and $334,859, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at June 30, 2025 and December 31, 2024 of $159,628 and $161,577, respectively. See Footnote 14 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Revenues from rental properties, net	$520,930	$496,221	$1,052,216	$995,126
Management and other fee income	4,245	4,010	9,583	8,859
Total revenues	525,175	500,231	1,061,799	1,003,985

Operating expenses
Rent	(4,242)	(4,226)	(8,426)	(8,505)
Real estate taxes	(66,559)	(66,182)	(136,470)	(129,542)
Operating and maintenance	(91,069)	(87,749)	(180,622)	(173,523)
General and administrative	(32,447)	(33,090)	(66,839)	(69,388)
Impairment charges	(7,645)	(201)	(8,179)	(3,902)
Merger charges	-	-	-	(25,246)
Depreciation and amortization	(156,323)	(148,148)	(314,776)	(302,867)
Total operating expenses	(358,285)	(339,596)	(715,312)	(712,973)

Gain on sale of properties	38,922	75	39,809	393

Operating income	205,812	160,710	386,296	291,405

Other income/(expense)
Other income, net	2,903	910	3,119	10,480
Mortgage and other financing income, net	12,062	4,751	23,331	7,270
Loss on marketable securities, net	(2)	(6)	(11)	(27,692)
Interest expense	(81,204)	(73,341)	(161,581)	(147,906)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	139,571	93,024	251,154	133,557

Provision for income taxes, net	(366)	(217)	(830)	(72,227)
Equity in income of joint ventures, net	23,990	21,527	46,673	42,432
Equity in income of other investments, net	1,747	7,718	2,448	9,252

Net income	164,942	122,052	299,445	113,014

Net income attributable to noncontrolling interests	(1,956)	(2,314)	(3,642)	(4,250)

Net income attributable to the Company	162,986	119,738	295,803	108,764

Preferred dividends, net	(7,556)	(7,961)	(15,239)	(15,903)

Net income available to the Company's common shareholders	$155,430	$111,777	$280,564	$92,861

Per common share:
Net income available to the Company's common shareholders:
-Basic	$0.23	$0.17	$0.41	$0.14
-Diluted	$0.23	$0.17	$0.41	$0.14

Weighted average shares:
-Basic	674,613	671,198	675,837	670,658
-Diluted	675,079	671,384	676,244	670,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$164,942	$122,052	$299,445	$113,014
Other comprehensive (loss)/income:
Change in fair value of cash flow hedges for interest payments	(5,440)	1,361	(15,709)	7,820
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	(1,439)	(404)	(3,119)	87
Other comprehensive (loss)/income	(6,879)	957	(18,828)	7,907

Comprehensive income	158,063	123,009	280,617	120,921

Comprehensive income attributable to noncontrolling interests	(1,956)	(2,314)	(3,642)	(4,250)

Comprehensive income attributable to the Company	$156,107	$120,695	$276,975	$116,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands)

						Cumulative	Accumulated
						Distributions	Other	Total
	Preferred Stock		Common Stock		Paid-in	in Excess of	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Net Income	Income/(Loss)	Equity	Interests	Equity
Balance at April 1, 2024	21	$21	674,118	$6,741	$10,906,300	$(303,302)	$10,279	$10,620,039	$147,817	$10,767,856
Net income	-	-	-	-	-	119,738	-	119,738	2,314	122,052
Other comprehensive income/(loss):
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	1,361	1,361	-	1,361
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(404)	(404)	-	(404)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,145)	(1,145)
Dividends declared to preferred shares	-	-	-	-	-	(7,961)	-	(7,961)	-	(7,961)
Dividends declared to common shares	-	-	-	-	-	(161,785)	-	(161,785)	-	(161,785)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,581)	(1,581)
Surrender of restricted common stock	-	-	(6)	-	(35)	-	-	(35)	-	(35)
Amortization of equity awards	-	-	-	-	7,819	-	-	7,819	433	8,252
Redemption/conversion of noncontrolling interests	-	-	-	-	-	-	-	-	(3)	(3)
Balance at June 30, 2024	21	$21	674,112	$6,741	$10,914,084	$(353,310)	$11,236	$10,578,772	$147,835	$10,726,607

Balance at April 1, 2025	21	$21	679,497	$6,795	$11,025,904	$(443,533)	$(911)	$10,588,276	$145,701	$10,733,977
Net income	-	-	-	-	-	162,986	-	162,986	1,956	164,942
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(5,440)	(5,440)	-	(5,440)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(1,439)	(1,439)	-	(1,439)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(656)	(656)
Dividends declared to preferred shares	-	-	-	-	-	(7,538)	-	(7,538)	-	(7,538)
Dividends declared to common shares	-	-	-	-	-	(169,302)	-	(169,302)	-	(169,302)
Repurchase of preferred stock	-	-	-	-	(645)	(18)	-	(663)	-	(663)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,623)	(1,623)
Issuance of equity awards, net	-	-	716	7	2,098	-	-	2,105	4,320	6,425
Repurchase of common stock	-	-	(3,000)	(30)	(58,814)	-	-	(58,844)	-	(58,844)
Surrender of restricted common stock	-	-	(8)	-	(110)	-	-	(110)	-	(110)
Amortization of equity awards	-	-	-	-	10,666	-	-	10,666	959	11,625
Redemption/conversion of noncontrolling interests	-	-	-	-	(78)	-	-	(78)	78	-
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	56	-	-	56	-	56
Balance at June 30, 2025	21	$21	677,205	$6,772	$10,979,077	$(457,405)	$(7,790)	$10,520,675	$150,735	$10,671,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands)

						Cumulative	Accumulated
						Distributions	Other	Total
	Preferred Stock		Common Stock		Paid-in	in Excess of	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Net Income	Income/(Loss)	Equity	Interests	Equity
Balance at January 1, 2024	19	$19	619,871	$6,199	$9,638,494	$(122,576)	$3,329	$9,525,465	$127,993	$9,653,458
Net income	-	-	-	-	-	108,764	-	108,764	4,250	113,014
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	7,820	7,820	-	7,820
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	87	87	-	87
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(2,282)	(2,282)
Dividends declared to preferred shares	-	-	-	-	-	(15,921)	-	(15,921)	-	(15,921)
Dividends declared to common shares	-	-	-	-	-	(323,577)	-	(323,577)	-	(323,577)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(3,341)	(3,341)
Issuance of preferred stock for merger (1)	2	2	-	-	105,605	-	-	105,607	-	105,607
Issuance of common stock for merger (1)	-	-	53,034	530	1,166,234	-	-	1,166,764	-	1,166,764
Issuance of common stock	-	-	1,967	20	(20)	-	-	-	-	-
Noncontrolling interests assumed from the merger (1)	-	-	-	-	-	-	-	-	20,975	20,975
Surrender of restricted common stock	-	-	(760)	(8)	(14,686)	-	-	(14,694)	-	(14,694)
Amortization of equity awards	-	-	-	-	17,498	-	-	17,498	824	18,322
Redemption/conversion of noncontrolling interests	-	-	-	-	(18)	-	-	(18)	(584)	(602)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	977	-	-	977	-	977
Balance at June 30, 2024	21	$21	674,112	$6,741	$10,914,084	$(353,310)	$11,236	$10,578,772	$147,835	$10,726,607

Balance at January 1, 2025	21	$21	679,494	$6,795	$11,033,485	$(398,792)	$11,038	$10,652,547	$145,365	$10,797,912
Net income	-	-	-	-	-	295,803	-	295,803	3,642	299,445
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(15,709)	(15,709)	-	(15,709)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(3,119)	(3,119)	-	(3,119)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,469)	(1,469)
Dividends declared to preferred shares	-	-	-	-	-	(15,091)	-	(15,091)	-	(15,091)
Dividends declared to common shares	-	-	-	-	-	(339,177)	-	(339,177)	-	(339,177)
Repurchase of preferred stock	-	-	-	-	(3,332)	(148)	-	(3,480)	-	(3,480)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,819)	(2,819)
Issuance of equity awards, net	-	-	1,241	12	2,093	-	-	2,105	4,320	6,425
Repurchase of common stock	-	-	(3,000)	(30)	(58,814)	-	-	(58,844)	-	(58,844)
Surrender of restricted common stock	-	-	(530)	(5)	(11,641)	-	-	(11,646)	-	(11,646)
Amortization of equity awards	-	-	-	-	16,731	-	-	16,731	1,618	18,349
Redemption/conversion of noncontrolling interests	-	-	-	-	(78)	-	-	(78)	78	-
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	633	-	-	633	-	633
Balance at June 30, 2025	21	$21	677,205	$6,772	$10,979,077	$(457,405)	$(7,790)	$10,520,675	$150,735	$10,671,410

(1) See Footnotes 1 and 3 of the Notes to Condensed Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities:
Net income	$299,445	$113,014
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	314,776	302,867
Impairment charges	8,179	3,902
Straight-line rental income adjustments, net	(10,564)	(12,934)
Amortization of above-market and below-market leases, net	(12,644)	(10,345)
Amortization of deferred financing costs and fair value debt adjustments, net	667	(910)
Equity award expense	18,349	18,293
Gain on sale of properties	(39,809)	(393)
Loss on marketable securities, net	11	27,692
Change in fair value of embedded derivative liability	(2,459)	3,079
Equity in income of joint ventures, net	(46,673)	(42,432)
Equity in income of other investments, net	(2,448)	(9,252)
Distributions from joint ventures and other investments	44,661	52,664
Change in accounts and notes receivable, net	11,599	29,459
Change in accounts payable and accrued expenses	(25,741)	9,603
Change in other operating assets and liabilities, net	(28,133)	(14,157)
Net cash flow provided by operating activities	529,216	470,150

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(106,244)	-
Improvements to operating real estate	(138,210)	(128,594)
Acquisition of RPT Realty	-	(149,103)
Investment in marketable securities	(1,003)	(11)
Proceeds from sale of marketable securities	500	300,763
Investments in preferred stock and cost method investments	(5,361)	(36)
Investments in and advances to real estate joint ventures	(2,909)	(3,182)
Reimbursements of investments in and advances to real estate joint ventures	14,186	18,159
Investments in and advances to other investments	(3,012)	(3,913)
Reimbursements of investments in and advances to other investments	1,195	2,856
Investment in mortgage and other financing receivables	(46,170)	(178,934)
Collection of mortgage and other financing receivables	50,144	61,122
Proceeds from sale of properties	2,119	70,341
Proceeds from insurance casualty claims	1,630	-
Net cash flow used for investing activities	(233,135)	(10,532)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(48,844)	(11,774)
Principal payments on rental property debt	(6,200)	(4,963)
Proceeds from issuance of unsecured term loans	-	510,000
Proceeds from issuance of unsecured notes	500,000	-
Proceeds from unsecured revolving credit facility, net	-	220,000
Repayments of unsecured term loans	-	(310,000)
Repayments of unsecured notes	(740,505)	(1,157,700)
Financing origination costs	(6,619)	(1,563)
Redemption/distribution of noncontrolling interests	(5,334)	(8,318)
Dividends paid	(354,311)	(338,085)
Repurchase of preferred stock	(3,480)	-
Repurchase of common stock	(58,844)	-
Shares repurchased for employee tax withholding on equity awards	(11,644)	(14,665)
Principal payments under finance lease obligations	(24,362)	-
Change in tenants' security deposits	2,157	1,248
Net cash flow used for financing activities	(757,986)	(1,115,820)

Net change in cash, cash equivalents and restricted cash	(461,905)	(656,202)
Cash, cash equivalents and restricted cash, beginning of the period	689,731	783,757
Cash, cash equivalents and restricted cash, end of the period	$227,826	$127,555

Interest paid (net of capitalized interest of $1,166 and $1,153, respectively)	$167,401	$150,906
Income taxes paid, net of refunds	$25,773	$57,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except unit information)

	June 30, 2025	December 31, 2024
Assets:
Real estate, net of accumulated depreciation and amortization of $4,585,939 and $4,360,239, respectively	$16,751,461	$16,810,333
Investments in and advances to real estate joint ventures	1,466,874	1,487,675
Other investments	109,826	107,347
Cash, cash equivalents and restricted cash	227,826	689,731
Mortgage and other financing receivables, net	440,991	444,966
Accounts and notes receivable, net	339,351	340,469
Operating lease right-of-use assets, net	130,768	126,441
Other assets	329,458	302,934
Total assets (1)	$19,796,555	$20,309,896

Liabilities:
Notes payable, net	$7,717,229	$7,964,738
Mortgages payable, net	441,489	496,438
Accounts payable and accrued expenses	257,321	281,867
Dividends payable	6,364	6,409
Operating lease liabilities	122,386	117,199
Other liabilities	533,790	597,456
Total liabilities (1)	9,078,579	9,464,107
Redeemable noncontrolling interests	46,566	47,877

Commitments and Contingencies (Footnote 19)

Members' capital:
Preferred units; 20,748 and 20,806 units outstanding, respectively	546,256	549,588
General member; 677,205,011 and 679,493,522 common units outstanding, respectively	9,982,209	10,091,921
Limited members; 1,444,722 and 1,073,942 common units outstanding, respectively	28,143	22,276
Accumulated other comprehensive (loss)/income	(7,790)	11,038
Total members' capital	10,548,818	10,674,823
Noncontrolling interests	122,592	123,089
Total capital	10,671,410	10,797,912
Total liabilities and capital	$19,796,555	$20,309,896

(1)
Total assets include restricted assets of consolidated VIEs at June 30, 2025 and December 31, 2024 of $330,268 and $334,859, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at June 30, 2025 and December 31, 2024 of $159,628 and $161,577, respectively. See Footnote 14 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Revenues from rental properties, net	$520,930	$496,221	$1,052,216	$995,126
Management and other fee income	4,245	4,010	9,583	8,859
Total revenues	525,175	500,231	1,061,799	1,003,985

Operating expenses
Rent	(4,242)	(4,226)	(8,426)	(8,505)
Real estate taxes	(66,559)	(66,182)	(136,470)	(129,542)
Operating and maintenance	(91,069)	(87,749)	(180,622)	(173,523)
General and administrative	(32,447)	(33,090)	(66,839)	(69,388)
Impairment charges	(7,645)	(201)	(8,179)	(3,902)
Merger charges	-	-	-	(25,246)
Depreciation and amortization	(156,323)	(148,148)	(314,776)	(302,867)
Total operating expenses	(358,285)	(339,596)	(715,312)	(712,973)

Gain on sale of properties	38,922	75	39,809	393

Operating income	205,812	160,710	386,296	291,405

Other income/(expense)
Other income, net	2,903	910	3,119	10,480
Mortgage and other financing income, net	12,062	4,751	23,331	7,270
Loss on marketable securities, net	(2)	(6)	(11)	(27,692)
Interest expense	(81,204)	(73,341)	(161,581)	(147,906)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	139,571	93,024	251,154	133,557

Provision for income taxes, net	(366)	(217)	(830)	(72,227)
Equity in income of joint ventures, net	23,990	21,527	46,673	42,432
Equity in income of other investments, net	1,747	7,718	2,448	9,252

Net income	164,942	122,052	299,445	113,014

Net income attributable to noncontrolling interests	(1,609)	(2,123)	(3,084)	(4,074)

Net income attributable to Kimco OP	163,333	119,929	296,361	108,940

Preferred distributions, net	(7,556)	(7,961)	(15,239)	(15,903)

Net income available to Kimco OP's common unitholders	$155,777	$111,968	$281,122	$93,037

Per common unit:
Net income available to Kimco OP's common unitholders:
-Basic	$0.23	$0.16	$0.41	$0.14
-Diluted	$0.23	$0.16	$0.41	$0.14

Weighted average units:
-Basic	675,609	675,189	676,818	674,572
-Diluted	676,075	675,374	677,225	674,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$164,942	$122,052	$299,445	$113,014
Other comprehensive (loss)/income:
Change in fair value of cash flow hedges for interest payments	(5,440)	1,361	(15,709)	7,820
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	(1,439)	(404)	(3,119)	87
Other comprehensive (loss)/income	(6,879)	957	(18,828)	7,907

Comprehensive income	158,063	123,009	280,617	120,921

Comprehensive income attributable to noncontrolling interests	(1,609)	(2,123)	(3,084)	(4,074)

Comprehensive income attributable to Kimco OP	$156,454	$120,886	$277,533	$116,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(unaudited)

(in thousands)

							Accumulated
	General Member				Limited Members		Other	Total
	Preferred Units		Common Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Income/(Loss)	Capital	Interests	Capital
Balance at April 1, 2024	21	$573,003	674,118	$10,036,757	1,074	$21,093	$10,279	$10,641,132	$126,724	$10,767,856
Net income	-	7,961	-	111,777	-	191	-	119,929	2,123	122,052
Other comprehensive income/(loss):
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	1,361	1,361	-	1,361
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(404)	(404)	-	(404)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,146)	(1,146)
Distributions declared to preferred unitholders	-	(7,961)	-	-	-	-	-	(7,961)	-	(7,961)
Distributions declared to common unitholders	-	-	-	(161,785)	-	(256)	-	(162,041)	-	(162,041)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,324)	(1,324)
Redemption of common units	-	-	-	-	-	(3)	-	(3)	-	(3)
Surrender of restricted common units	-	-	(6)	(35)	-	-	-	(35)	-	(35)
Amortization of equity awards	-	-	-	7,819	-	433	-	8,252	-	8,252
Balance at June 30, 2024	21	$573,003	674,112	$9,994,533	1,074	$21,458	$11,236	$10,600,230	$126,377	$10,726,607

Balance at April 1, 2025	21	$546,901	679,497	$10,042,286	1,074	$22,877	$(911)	$10,611,153	$122,824	$10,733,977
Net income	-	7,556	-	155,430	-	347	-	163,333	1,609	164,942
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(5,440)	(5,440)	-	(5,440)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(1,439)	(1,439)	-	(1,439)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(656)	(656)
Distributions declared to preferred unitholders	-	(7,556)	-	-	-	-	-	(7,556)	-	(7,556)
Distributions declared to common unitholders	-	-	-	(169,284)	-	(360)	-	(169,644)	-	(169,644)
Repurchase of preferred units	-	(645)	-	(18)	-	-	-	(663)	-	(663)
Repurchase of common units	-	-	(3,000)	(58,844)	-	-	-	(58,844)	-	(58,844)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,263)	(1,263)
Issuance of equity awards, net	-	-	716	2,105	371	4,320	-	6,425	-	6,425
Surrender of restricted common units	-	-	(8)	(110)	-	-	-	(110)	-	(110)
Amortization of equity awards	-	-	-	10,666	-	959	-	11,625	-	11,625
Redemption/conversion of noncontrolling interests	-	-	-	(78)	-	-	-	(78)	78	-
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	56	-	-	-	56	-	56
Balance at June 30, 2025	21	$546,256	677,205	$9,982,209	1,445	$28,143	$(7,790)	$10,548,818	$122,592	$10,671,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(unaudited)

(in thousands)

							Accumulated
	General Member				Limited Members		Other	Total
	Preferred Units		Common Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Income/(Loss)	Capital	Interests	Capital
Balance at January 1, 2024	19	$467,396	619,871	$9,054,740	-	$-	$3,329	$9,525,465	$127,993	$9,653,458
Net income	-	15,903	-	92,861	-	176	-	108,940	4,074	113,014
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	7,820	7,820	-	7,820
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	87	87	-	87
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(2,283)	(2,283)
Distributions declared to preferred unitholders	-	(15,903)	-	-	-	-	-	(15,903)	-	(15,903)
Distributions declared to common unitholders	-	-	-	(323,595)	-	(514)	-	(324,109)	-	(324,109)
Distributions to noncontrolling interests								-	(2,826)	(2,826)
Issuance of preferred units for merger (1)	2	105,607						105,607		105,607
Issuance of common units for merger (1)			53,034	1,166,764	953	20,975		1,187,739		1,187,739
Issuance of common units	-	-	1,967	-	121	-	-	-	-	-
Redemption of common units	-	-	-	-	-	(3)	-	(3)	-	(3)
Surrender of restricted common units	-	-	(760)	(14,694)	-	-	-	(14,694)	-	(14,694)
Amortization of equity awards	-	-	-	17,498	-	824	-	18,322	-	18,322
Redemption/conversion of noncontrolling interests	-	-	-	(18)	-	-	-	(18)	(581)	(599)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	977	-	-	-	977	-	977
Balance at June 30, 2024	21	$573,003	674,112	$9,994,533	1,074	$21,458	$11,236	$10,600,230	$126,377	$10,726,607

Balance at January 1, 2025	21	$549,588	679,494	$10,091,921	1,074	$22,276	$11,038	$10,674,823	$123,089	$10,797,912
Net income	-	15,239	-	280,564	-	558	-	296,361	3,084	299,445
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(15,709)	(15,709)	-	(15,709)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(3,119)	(3,119)	-	(3,119)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,469)	(1,469)
Distributions declared to preferred unitholders	-	(15,109)	-	-	-	-	-	(15,109)	-	(15,109)
Distributions declared to common unitholders	-	-	-	(339,159)	-	(629)	-	(339,788)	-	(339,788)
Repurchase of preferred units	-	(3,462)	-	(18)	-	-	-	(3,480)	-	(3,480)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,190)	(2,190)
Issuance of equity awards, net	-	-	1,241	2,105	371	4,320	-	6,425	-	6,425
Repurchase of common units	-	-	(3,000)	(58,844)	-	-	-	(58,844)	-	(58,844)
Surrender of restricted common units	-	-	(530)	(11,646)	-	-	-	(11,646)	-	(11,646)
Amortization of equity awards	-	-	-	16,731	-	1,618	-	18,349	-	18,349
Redemption/conversion of noncontrolling interests	-	-	-	(78)	-	-	-	(78)	78	-
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	633	-	-	-	633	-	633
Balance at June 30, 2025	21	$546,256	677,205	$9,982,209	1,445	$28,143	$(7,790)	$10,548,818	$122,592	$10,671,410

(1)
See Footnotes 1 and 3 of the Notes to Condensed Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities:
Net income	$299,445	$113,014
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	314,776	302,867
Impairment charges	8,179	3,902
Straight-line rental income adjustments, net	(10,564)	(12,934)
Amortization of above-market and below-market leases, net	(12,644)	(10,345)
Amortization of deferred financing costs and fair value debt adjustments, net	667	(910)
Equity award expense	18,349	18,293
Gain on sale of properties	(39,809)	(393)
Loss on marketable securities, net	11	27,692
Change in fair value of embedded derivative liability	(2,459)	3,079
Equity in income of joint ventures, net	(46,673)	(42,432)
Equity in income of other investments, net	(2,448)	(9,252)
Distributions from joint ventures and other investments	44,661	52,664
Change in accounts and notes receivable, net	11,599	29,459
Change in accounts payable and accrued expenses	(25,741)	9,603
Change in other operating assets and liabilities, net	(28,133)	(14,157)
Net cash flow provided by operating activities	529,216	470,150

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(106,244)	-
Improvements to operating real estate	(138,210)	(128,594)
Acquisition of RPT Realty	-	(149,103)
Investment in marketable securities	(1,003)	(11)
Proceeds from sale of marketable securities	500	300,763
Investments in preferred stock and cost method investments	(5,361)	(36)
Investments in and advances to real estate joint ventures	(2,909)	(3,182)
Reimbursements of investments in and advances to real estate joint ventures	14,186	18,159
Investments in and advances to other investments	(3,012)	(3,913)
Reimbursements of investments in and advances to other investments	1,195	2,856
Investment in mortgage and other financing receivables	(46,170)	(178,934)
Collection of mortgage and other financing receivables	50,144	61,122
Proceeds from sale of properties	2,119	70,341
Proceeds from insurance casualty claims	1,630	-
Net cash flow used for investing activities	(233,135)	(10,532)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(48,844)	(11,774)
Principal payments on rental property debt	(6,200)	(4,963)
Proceeds from issuance of unsecured term loans	-	510,000
Proceeds from issuance of unsecured notes	500,000	-
Proceeds from unsecured revolving credit facility, net	-	220,000
Repayments of unsecured term loans	-	(310,000)
Repayments of unsecured notes	(740,505)	(1,157,700)
Financing origination costs	(6,619)	(1,563)
Redemption/distribution of noncontrolling interests	(4,705)	(8,318)
Distributions paid to common and preferred unitholders	(354,940)	(338,085)
Repurchase of preferred units	(3,480)	-
Repurchase of common units	(58,844)	-
Units repurchased for employee tax withholding on equity awards	(11,644)	(14,665)
Principal payments under finance lease obligations	(24,362)	-
Change in tenants' security deposits	2,157	1,248
Net cash flow used for financing activities	(757,986)	(1,115,820)

Net change in cash, cash equivalents and restricted cash	(461,905)	(656,202)
Cash, cash equivalents and restricted cash, beginning of the period	689,731	783,757
Cash, cash equivalents and restricted cash, end of the period	$227,826	$127,555

Interest paid (net of capitalized interest of $1,166 and $1,153, respectively)	$167,401	$150,906
Income taxes paid, net of refunds	$25,773	$57,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust ("REIT"), of which substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the managing member and exercises exclusive control over Kimco OP. As of June 30, 2025, the Parent Company owned 99.79% of the outstanding limited liability company interests (the "OP Units") in Kimco OP. The terms “Kimco,” “the Company” and “our” each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT, such terms refer solely to Kimco Realty Corporation.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2025, of the Parent Company and Kimco OP into this single report. The accompanying Condensed Consolidated Financial Statements include the accounts of the Parent Company and Kimco OP and their consolidated subsidiaries. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Parent Company serves as the general member of Kimco OP. The limited members of Kimco OP have limited rights over Kimco OP and do not have the power to direct the activities that most significantly impact Kimco OP’s economic performance. As such, Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2024 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date, but do not include all annual disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as certain disclosures in this Quarterly Report that would duplicate those included in such Annual Report on Form 10-K are not included in these Condensed Consolidated Financial Statements.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, which included certain modifications to U.S. tax law, including certain provisions that affect the taxation of REITs and their investors. The OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to TRSs (the permissible value of TRS securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025. The Company is currently evaluating the provisions of the OBBBA, but does not expect the OBBBA to have a material impact on the Company’s financial position and/or results of operations.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For comparative purposes, for the three and six months ended June 30, 2024, the Company reclassified Mortgage and other financing income, net from Other income, net to a separate line item on the Company’s Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Mortgage and other financing income, net	$4,751	$7,270
Other income, net	$(4,751)	$(7,270)

New Accounting Pronouncements

The following table represents Accounting Standards Updates (“ASUs”) to the FASB’s ASC that, as of June 30, 2025, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

ASU	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

This ASU requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The guidance requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance requires all entities annually to disclose income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The amendments are to be applied prospectively, although retrospective adoption is permitted.

Fiscal years beginning January 1, 2025, and interim periods for fiscal years beginning January 1, 2026; Early adoption permitted

The Company is reviewing the extent of new disclosures necessary prior to implementation. Other than additional disclosure, the adoption of this ASU will not have a material impact on the Company’s financial position and/or results of operations.

ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

ASU 2025-01, Income Statement - Reporting Comprehensive, Income -Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date

This ASU requires additional disclosure about a public business entity’s expenses and more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's operating expenses. The amendments are to be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2025-03 Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity

The amendments in this ASU revise the guidance for determining the accounting acquirer in the acquisition of a VIE. An entity will be required to consider the factors in ASC 805-10-55-12 through 805-10-55-15 in determining which entity is the accounting acquirer when a VIE is acquired in a business combination effected primarily by exchanging equity interests. Previously, the primary beneficiary was always identified as the accounting acquirer in such transactions. The amendments are required to be applied prospectively to any acquisition transaction that occurs after the initial application date.

	January 1, 2027; Early adoption is permitted as of the beginning of an interim or annual reporting period	The Company does not expect the adoption of this ASU, which is applied prospectively, to have a material impact on the Company’s financial position and/or results of operations.

The following ASUs to the FASB’s ASCs have been adopted by the Company as of the date listed:

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters
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

Since the date of the RPT Merger through June 30, 2024, the revenue and net income included in the Company’s Condensed Consolidated Statements of Income were $89.3 million and $5.7 million (excluding $25.2 million of merger-related charges), respectively.

Pro forma Information

The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024, adjusted to give effect to these properties acquired as of January 1, 2023. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods. Amounts are presented in millions.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenues from rental properties, net	$496.2	$995.1
Net income (1)	$122.1	$138.3
Net income available to the Company’s common shareholders (1)	$111.8	$118.1

(1)
The pro forma earnings for the six months ended June 30, 2024 were adjusted to exclude merger-related charges of $25.2 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Real Estate

Acquisitions

During the six months ended June 30, 2025, the Company acquired the following operating properties, through direct asset acquisitions (in thousands):

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

Included in the Company’s Condensed Consolidated Statements of Income is $5.6 million in total revenues and $0.6 million in net income from the date of acquisition through June 30, 2025 for the operating properties acquired during the period.

The purchase price for these acquisitions was allocated to real estate and related intangible assets and liabilities acquired, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for properties acquired during the six months ended June 30, 2025 were as follows (in thousands):

	Allocation as of June 30, 2025	Weighted Average Useful Life (in Years)
Land	$48,844	n/a
Buildings	68,659	50.0
Building improvements	4,700	45.0
Tenant improvements	5,390	6.2
In-place leases	12,859	4.9
Above-market leases	457	5.4
Below-market leases	(6,316)	15.8
Net assets acquired	$134,593

During the six months ended June 30, 2024, there were no operating property acquisitions other than those acquired in connection with the RPT Merger (See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further details).

Dispositions

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels for the six months ended June 30, 2025 and 2024 (dollars in millions):

	Six Months Ended June 30,
	2025	2024
Aggregate sales price/gross fair value (1) (2)	$51.9	$254.1
Gain on sale of properties (3)	$39.8	$0.4
Number of operating properties sold	1	11
Number of parcels sold	2	7

(1)
During the six months ended June 30, 2024, the Company provided, as a lender, seller financing totaling $175.4 million related to the sale of nine operating properties.
(2)
Includes $48.7 million of Internal Revenue Code 26 U.S.C. §1031 proceeds held in escrow through sale of real estate interests as of June 30, 2025.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)
Before noncontrolling interests of $0.1 million and taxes of $0.4 million for the six months ended June 30, 2025.

Impairments

During the six months ended June 30, 2025, the Company recognized aggregate impairment charges related to adjustments to property carrying values of $8.2 million, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. See Footnote 15 of the Notes to Condensed Consolidated Financial Statements for fair value disclosure.

5. Investments in and Advances to Real Estate Joint Ventures

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at June 30, 2025 and December 31, 2024 (in millions, except number of properties and GLA):

	Noncontrolling Ownership Interest	The Company’s Investment
Joint Venture	As of June 30, 2025	June 30, 2025	December 31, 2024
Prudential Investment Program	15.0%	$127.5	$133.3
Kimco Income Opportunity Portfolio (“KIR”)	52.1%	287.0	289.1
R2G Venture LLC (“R2G”)	51.5%	407.5	411.8
Canada Pension Plan Investment Board (“CPP”)	55.0%	203.3	202.8
Other Institutional Joint Ventures	Various	232.6	237.7
Other Joint Venture Programs	Various	209.0	213.0
Total*		$1,466.9	$1,487.7

* Represents 115 property interests, 48 other property interests and 24.9 million square feet of GLA, as of June 30, 2025, and 116 property interests, 48 other property interests and 25.1 million square feet of GLA, as of December 31, 2024.

The table below presents the Company’s share of net income for the above investments, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Joint Venture	2025	2024	2025	2024
Prudential Investment Program	$2.3	$4.1	$5.4	$6.4
KIR	8.2	8.7	18.3	18.4
R2G	2.0	2.5	4.3	4.2
CPP	3.0	2.4	6.2	4.6
Other Institutional Joint Ventures	1.0	1.0	2.1	2.4
Other Joint Venture Programs (1)	7.5	2.8	10.4	6.4
Total	$24.0	$21.5	$46.7	$42.4
(1)
During the three months ended June 30, 2025, the Company recognized $4.7 million of equity in income related to the restructuring of a joint venture.

During the six months ended June 30, 2025, certain of the Company’s real estate joint ventures disposed of an operating property and a land parcel, in separate transactions, for an aggregate sales price of $39.8 million. These transactions resulted in an aggregate net gain to the Company of $0.8 million for the six months ended June 30, 2025, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the six months ended June 30, 2024, certain of the Company’s real estate joint ventures disposed of an operating property and other property interest, in separate transactions, for an aggregate sales price of $19.2 million. These transactions resulted in an aggregate net gain to the Company of $1.4 million for the six months ended June 30, 2024, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2025 and December 31, 2024 (dollars in millions):

	As of June 30, 2025			As of December 31, 2024
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$266.9	5.38%	26.3	$268.5	5.47%	19.6
KIR	274.1	4.70%	21.2	273.9	5.82%	27.2
R2G	69.7	2.90%	68.7	68.7	2.90%	74.6
CPP	80.0	4.88%	13.1	80.6	4.88%	19.0
Other Institutional Joint Ventures	235.1	5.31%	17.7	234.7	5.76%	23.7
Other Joint Venture Programs	542.3	5.00%	36.3	547.3	4.98%	40.8
Total	$1,468.1			$1,473.7

* Includes extension options

6. Other Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. In addition, the Company has invested capital in certain structured investments that are accounted for on the equity method of accounting. As of June 30, 2025 and December 31, 2024, the Company’s Other investments were $109.8 million and $107.3 million, respectively, of which the Company’s net investments under the Preferred Equity program were $70.0 million and $70.1 million as of June 30, 2025 and December 31, 2024, respectively.

During the six months ended June 30, 2024, the Company converted its $50.2 million preferred equity investment into mezzanine loan financing for a property in San Antonio, TX. In addition, the Company acquired the outstanding senior mortgage loan of $146.2 million encumbering the property.

7. Mortgage and Other Financing Receivables

The Company has various mortgage and other financing receivables, which consist of loans acquired and loans originated by the Company. As of June 30, 2025 and December 31, 2024, the Company had mortgage and other financing receivables, net of allowance for credit losses, of $441.0 million and $445.0 million, respectively. As of June 30, 2025, these mortgage and other receivables have scheduled maturities ranging from less than one month to 9.3 years and accrue interest at rates ranging from 6.35% to 14.00%. During the six months ended June 30, 2025 and 2024, the Company recognized mortgage and other financing income, net of $23.3 million and $7.3 million, respectively, on the Company’s Condensed Consolidated Statements of Income.

During the six months ended June 30, 2025, the Company (i) provided $46.2 million of mortgage and other financing loans, (ii) collected $50.1 million of mortgage and other financing receivables, of which $18.4 million was repaid at closing upon the Company’s acquisition of the corresponding properties, and (iii) extended two mortgage loans with an aggregate principal balance of $159.7 million, utilizing extension options ranging from six months to one year.

During the six months ended June 30, 2024, the Company (i) issued $175.4 million of seller financing related to the sale of nine operating properties, which were acquired in conjunction with the RPT Merger, (ii) provided $175.2 million of mortgage and other financing loans, (iii) provided $50.2 million of mortgage loan financing related to the Company’s previously held preferred equity investment and (iv) collected $60.1 million of mortgage and other financing receivables.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2025 and 2024, respectively (in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at January 1,	$6,800	$1,300
Provision for credit losses	693	4,500
Recoveries collected	(693)	-
Balance at June 30,	$6,800	$5,800

8. Accounts and Notes Receivable

The components of Accounts and notes receivable, net of potentially uncollectible amounts as of June 30, 2025 and December 31, 2024, were as follows (in thousands):

	As of June 30, 2025	As of December 31, 2024
Billed tenant receivables	$15,108	$23,011
Unbilled common area maintenance, insurance and tax reimbursements	62,842	67,010
Other receivables	16,341	15,865
Straight-line rent receivables	245,060	234,583
Total accounts and notes receivable, net	$339,351	$340,469

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

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three and six months ended June 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease income:
Fixed lease income (1)	$413,727	$396,640	$829,898	$794,335
Variable lease income (2)	105,829	100,006	218,816	198,287
Above-market and below-market leases amortization, net	7,330	4,444	12,644	10,345
Adjustments for potentially uncollectible lease income or disputed amounts	(5,956)	(4,869)	(9,142)	(7,841)
Total lease income	$520,930	$496,221	$1,052,216	$995,126

(1)
Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)
Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from less than one year to 79.8 years, some of which include options to extend the terms for up to an additional 60 years. During the six months ended June 30, 2025, the Company obtained a $7.4 million operating right-of-use asset in exchange for a new operating lease liability related to an option exercise for a property under an operating ground lease agreement.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company had three properties under finance ground lease agreements that consisted of variable lease payments with a bargain purchase option. During the six months ended June 30, 2025, the Company acquired the fee interest in two properties under finance ground lease agreements through the exercise of its call option for an aggregate purchase price of $24.2 million. This transaction resulted in a decrease in Other assets of $26.2 million and a decrease in Other liabilities of $24.2 million on the Company’s Condensed Consolidated Balance Sheets related to the finance right-of-use assets and lease liabilities. As of June 30, 2025, the Company has a property under a finance ground lease agreement with a right-of-use asset of $6.8 million, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating leases as of June 30, 2025 were as follows:

Operating Leases
Weighted-average remaining lease term (in years)	29.22
Weighted-average discount rate	6.78%

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease cost:
Finance lease cost	$-	$365	$43	$731
Operating lease cost	3,600	3,843	7,041	7,714
Variable lease cost	724	502	1,565	1,161
Total lease cost	$4,324	$4,710	$8,649	$9,606

10. Other Assets

Marketable Securities

During the six months ended June 30, 2024, the Company sold its remaining 14.2 million shares of common stock of Albertsons Companies Inc. (“ACI”), generating net proceeds of $299.1 million. For tax purposes, the Company recognized a long-term capital gain of $288.7 million and elected to retain the proceeds from the sale of ACI common stock, resulting in estimated federal and state income tax expense of $72.9 million during the six months ended June 30, 2024.

The portion of unrealized (losses)/gains on marketable securities for the three and six months ended June 30, 2025 and 2024 that related to marketable securities still held at the reporting date (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss on marketable securities, net	$(2)	$(6)	$(11)	$(27,692)
Less: Net (gain)/loss recognized related to marketable securities sold	-	(24)	(2)	27,671
Unrealized loss related to marketable securities still held	$(2)	$(30)	$(13)	$(21)

11. Notes and Mortgages Payable

Notes Payable

The Company has a $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term Secured Overnight Financing Rate (“SOFR”), as defined in the terms of the Credit Facility, plus an applicable spread determined by the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets, as

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

defined in the agreement. As of June 30, 2025, the interest rate on the Credit Facility is Adjusted Term SOFR plus 68.5 basis points (5.11% as of June 30, 2025) after reductions for sustainability metrics achieved and an upgraded credit rating profile. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of June 30, 2025, the Credit Facility had no outstanding balance and no appropriations for letters of credit, and the Company was in compliance with its covenants.

The Company has $310.0 million of unsecured term loans (the “Term Loans”) with a group of banks, which are scheduled to expire between November 2026 to February 2028. The Term Loans accrue interest at the rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating outlook and sustainability metric targets, as described in the agreement. As of June 30, 2025, the interest rates on the Term Loans is Adjusted Term SOFR plus 81.0 basis points after reductions for an upgraded credit rating profile and sustainability metrics achieved. As of June 30, 2025, the Company had 20 swap rate agreements with various lenders swapping the interest rates on the Term Loans to all-in fixed rates ranging from 4.5793% to 4.7801%. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements for interest rate swap disclosure.

During June 2025, the Company issued $500.0 million in senior unsecured notes, which are scheduled to mature in February 2036 and accrue interest at a rate of 5.30% per annum. These senior unsecured notes are guaranteed by the Parent Company.

The Company has a $550.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) with a group of banks, which is scheduled to mature in January 2026 with three one-year options to extend the maturity date, at the Company’s discretion, to January 2029. The Term Loan Credit Facility accrues interest at a spread (currently 80.0 basis points after reductions for an upgraded credit rating profile) to the Adjusted Term SOFR Rate (as defined in the credit agreement), that fluctuates in accordance with changes in the Company’s senior debt ratings. As of June 30, 2025, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the $550.0 million Term Loan Credit Facility to an all-in fixed rate of 4.6122%. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements for interest rate swap disclosure.

During the six months ended June 30, 2025 and 2024, the Company fully repaid the following notes payable (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Unsecured note	Jun-25	$240.5	3.85%	Jun-25
Unsecured note	Feb-25	$500.0	3.30%	Feb-25
Unsecured note	Mar-24	$400.0	2.70%	Mar-24
Unsecured notes (1)	Jan-24	$511.5	3.64%-4.74%	Jun-25-Nov-31
Unsecured term loan	Jan-24	$50.0	4.15%	Nov-26
Unsecured term loan	Jan-24	$100.0	4.11%	Feb-27
Unsecured term loan	Jan-24	$50.0	3.43%	Aug-27
Unsecured term loan	Jan-24	$110.0	3.71%	Feb-28

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

Mortgages Payable

During the six months ended June 30, 2025, the Company repaid $48.9 million of mortgage debt (including fair market value adjustment of $0.1 million) that encumbered three operating properties.

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

During 2024, the Company entered into 26 interest rate swap agreements with notional amounts aggregating to $860.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. As of June 30, 2025, all interest rate swaps were deemed effective and are therefore included within Accumulated other comprehensive (loss)/income (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2025, the Company expects approximately $0.6 million of accumulated comprehensive income on derivative instruments to be reclassified into earnings as a reduction to interest expense during the next 12 months.

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

The following table summarizes the terms and fair value of the Company’s derivative financial instruments as of June 30, 2025 (dollars in thousands):

Instrument	Number of Swap Agreements	Associated Debt Instrument	Effective Date	Maturity Date	Notional Amount (1)	Derivative Liabilities (2)
Interest rate swap	1	$200.0 Million Term Loan	Jan-24	Jan-29	$200,000	$(1,841)
Interest rate swaps	3	$50.0 Million Term Loan	Jan-24	Nov-26	50,000	(163)
Interest rate swaps	3	$100.0 Million Term Loan	Jan-24	Feb-27	100,000	(453)
Interest rate swaps	7	$50.0 Million Term Loan	Jan-24	Aug-27	50,000	(315)
Interest rate swaps	7	$110.0 Million Term Loan	Jan-24	Feb-28	110,000	(839)
Interest rate swaps	4	$300.0 Million Term Loan	Jul-24	Jan-29	300,000	(4,817)
Interest rate swap	1	$50.0 Million Term Loan	Sept-24	Jan-29	50,000	(42)
					$860,000	$(8,470)

(1)
These interest rate swap agreements utilize a one-month SOFR CME index.
(2)
Derivative liabilities are included within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The table below details the location in the financial statements of the gain/(loss) recognized on interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amount of (loss)/gain recognized in AOCI on interest rate swaps, net	$(4,148)	$3,445	$(13,135)	$11,982
Amount reclassified from AOCI into income as Interest expense	$1,292	$2,084	$2,574	$4,162
Total amount of Interest expense presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are being recorded	$(81,204)	$(73,341)	$(161,581)	$(147,906)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has interests in certain unconsolidated joint ventures, which have cash flow hedges for interest payments. As of June 30, 2025 and December 31, 2024, the Company’s net share of the fair value of cash flow hedges for interest payments of unconsolidated investees was $0.7 million and $3.8 million, respectively, which is included within AOCI on the Company’s Condensed Consolidated Balance Sheets.

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

The Parent Company issued 953,400 OP Units in Kimco OP during 2024, which were fully vested upon issuance and had a fair market value of $21.0 million. In addition, the Parent Company has granted to certain employees and directors LTIP Units with time-based vesting requirements (“Time-Based LTIP Units”) and LTIP Units with performance-based vesting requirements (“Performance-Based LTIP Units”), assuming the maximum target performance. See Footnote 16 of the Notes to Condensed Consolidated Financial Statements for further disclosure. As of June 30, 2025, the Parent Company owned 99.79% of the outstanding OP Units in Kimco OP. The OP Units are currently redeemable at the option of the holder (subject to restrictions agreed upon at the time of issuance of LTIP Units to certain holders that may restrict such redemption right for a period of time) for the Parent Company’s common stock at a ratio of 1:1 or cash at the option of the Parent Company. As of June 30, 2025, noncontrolling interests relating to the Noncontrolling OP units were $28.1 million and consisted of the following:

Type	Units Outstanding	Return Per Annum
Vested OP Units	1,002,014	Equal to the Company’s common stock dividend
Unvested Time-Based OP Units	442,708	Equal to the Company’s common stock dividend
Unvested Performance-Based OP Units	1,076,361	Dividend equivalent OP Units upon vesting

The Company owns eight shopping center properties located in Long Island, NY, which were acquired during 2022, partially through the issuance of $122.1 million of Preferred Outside Partner Units and $13.6 million of Common Outside Partner Units. The noncontrolling interest is classified as mezzanine equity and included in Redeemable noncontrolling interests on the Company’s Condensed Consolidated Balance Sheets as a result of the put right available to the unit holders, an event that is not solely in the Company’s control. During the six months ended June 30, 2025, 46,461 Preferred Outside Partner Units and 5,162 Common Outside Partner Units were redeemed for cash of $1.0 million, in separate transactions. These transactions resulted in a net decrease in Redeemable noncontrolling interests of $0.7 million and a decrease in the embedded derivative liability in Other liabilities of $0.4 million on the Company’s Condensed Consolidated Balance Sheets. During the six months ended June 30, 2024, 101,369 Preferred Outside Partner Units and 3,441 Common Outside Partner Units were redeemed for cash of $2.1 million, in separate transactions. These transactions resulted in a net decrease in Redeemable noncontrolling interests of $1.3 million and a decrease in the embedded derivative liability in Other liabilities of $0.8 million on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2025, the Outside Partner Units related to these acquisitions total $53.6 million, including noncontrolling interests of $36.6 million and an embedded derivative liability associated with put and call options of these unitholders of $17.0 million. The Outside Partner Units related annual cash distribution rates and related conversion features consisted of the following as of June 30, 2025:

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at January 1,	$47,877	$72,277
Net income	1,469	2,282
Distributions	(1,471)	(2,282)
Redemption/conversion of noncontrolling interests (1)	(676)	(1,290)
Adjustment to estimated redemption value	(633)	(977)
Balance at June 30,	$46,566	$70,010

(1)
Includes Preferred and Common Outside Partner Units, which were partially redeemed during the six months ended June 30, 2025 and 2024.

14. Variable Interest Entities

Consolidated Operating Properties

Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. Substantially all of the Parent Company's assets and liabilities are the assets and liabilities of Kimco OP. In addition, included within the Company’s operating properties at June 30, 2025 and December 31, 2024, are 27 and 29 consolidated entities, respectively, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At June 30, 2025, total assets of these VIEs were $1.7 billion and total liabilities were $159.6 million. At December 31, 2024, total assets of these VIEs were $1.7 billion and total liabilities were $161.6 million.

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

	As of June 30, 2025	As of December 31, 2024
Number of unencumbered VIEs	25	27
Number of encumbered VIEs	2	2
Total number of consolidated VIEs	27	29

Restricted Assets:
Real estate, net	$321.9	$326.1
Cash, cash equivalents and restricted cash	4.0	4.1
Accounts and notes receivable, net	3.2	3.4
Other assets	1.2	1.3
Total Restricted Assets	$330.3	$334.9

VIE Liabilities:
Mortgages payable, net	$84.2	$85.1
Accounts payable and accrued expenses	13.4	11.6
Operating lease liabilities	1.8	1.8
Other liabilities	60.2	63.1
Total VIE Liabilities	$159.6	$161.6

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unconsolidated Redevelopment Investment

Included in the Company’s preferred equity investments at June 30, 2025, is an unconsolidated development project which is a VIE for which the Company is not the primary beneficiary. This preferred equity investment was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by construction loan financing and the partners over the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of June 30, 2025 and December 31, 2024, the Company’s investment in this VIE was $38.7 million and $37.6 million, respectively, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is the Company’s carrying value in this investment. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with construction loan financing or capital contributions from the Company and the outside partner in accordance with their respective ownership percentages if necessary.

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

The following table presents the carrying amount and estimated fair value of Company's financial instruments not measured at fair value as of June 30, 2025 and December 31, 2024 (in thousands):

		June 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Mortgage and other financing receivables (1)	Level 3	$440,991	$442,005	$444,966	$443,234
Liabilities:
Notes payable, net (2)
Senior unsecured notes	Level 2	$6,858,422	$6,434,010	$7,106,835	$6,538,784
Unsecured term loans	Level 3	$858,807	$860,899	$857,903	$861,296
Mortgages payable, net (3)	Level 3	$441,489	$424,923	$496,438	$469,734

(1)
The carrying value includes and the fair value excludes allowance for credit losses of $6.8 million as of both June 30, 2025 and December 31, 2024.
(2)
The carrying value includes and the fair value excludes deferred financing costs of $66.8 million and $65.0 million as of June 30, 2025 and December 31, 2024, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)
The carrying value includes and the fair value excludes deferred financing costs of $1.0 million and $1.1 million as of June 30, 2025 and December 31, 2024, respectively.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, aggregated by the level of the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2025	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$2,781	$2,781	$-	$-
Liabilities:
Interest rate swaps derivative liabilities	$8,470	$-	$8,470	$-
Embedded derivative liability	$17,035	$-	$-	$17,035

	Balance at December 31, 2024	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$2,290	$2,290	$-	$-
Interest rate swaps derivative assets	$7,239	$-	$7,239	$-
Liabilities:
Embedded derivative liability	$19,864	$-	$-	$19,864

The significant unobservable input (Level 3 inputs) used in measuring the Company’s embedded derivative liability, which is categorized with Level 3 of the fair value hierarchy, is the discount rate of 5.60% and 6.40% as of June 30, 2025 and December 31, 2024, respectively.

The table below summarizes the change in the fair value of the embedded derivative liability measured using Level 3 inputs for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Balance as of January 1,	$19,864	$30,914
Settlements	(370)	(802)
Change in fair value (included in Other income, net)	(2,459)	3,079
Balance as of June 30,	$17,035	$33,191

Assets measured at fair value on a non-recurring basis at June 30, 2025, were as follows (in thousands):

	Balance at June 30, 2025	Level 1	Level 2	Level 3
Real estate	$16,800	$-	$-	$16,800

During the six months ended June 30, 2025 and 2024, the Company recognized impairment charges related to adjustments to property carrying values of $8.2 million and $3.9 million, respectively. The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers, which were less than the carrying value of the assets. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Incentive Plans

In April 2025, the Company’s stockholders approved the 2025 Equity Participation Plan (as amended and/or restated, the “2025 Plan”), which is the successor to the Kimco Realty Corporation 2020 Equity Participation Plan (together with the 2025 Plan, the “Plans”). The 2025 Plan provides for a maximum of 17.5 million shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, LTIP Units, stock payments and deferred stock awards. At June 30, 2025, the Company had 16.8 million shares of common stock available for issuance under the 2025 Plan.

The Company accounts for equity awards in accordance with FASB’s compensation – Stock Compensation guidance, which requires that all share-based payments to employees, including grants of employee stock options, restricted stock, performance shares and LTIP Units, be recognized in the Condensed Consolidated Statements of Income over the service period based on their fair values. Fair value of restricted shares and Time-Based LTIP Units are calculated based on the Company’s common stock closing share price on the date of grant. Fair value of performance awards and Performance-Based LTIP Units are determined using the Monte Carlo method, which is intended to estimate the fair value of the awards at the grant date. Granted Time-Based LTIP Units and Performance-Based LTIP Units do not have redemption rights into shares of Company common stock, but any OP Units into which LTIP Units may be converted are entitled to redemption rights.

The Company recognized expenses associated with its equity awards of $18.3 million for both the six months ended June 30, 2025 and 2024. As of June 30, 2025, the Company had $52.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted Stock

Information with respect to restricted stock under the Plans for the six months ended June 30, 2025 and 2024 is as follows:

	2025	2024
Restricted stock outstanding as of January 1,	2,745,884	2,746,116
Granted (1)	716,070	872,150
Vested	(891,336)	(693,282)
Forfeited	(6,630)	(20,710)
Restricted stock outstanding as of June 30,	2,563,988	2,904,274

(1)
The weighted-average grant date fair value for restricted stock issued during the six months ended June 30, 2025 and 2024 was $20.08 and $19.47, respectively.

Performance Shares

Information with respect to performance share awards under the Plans for the six months ended June 30, 2025 and 2024 is as follows:

	2025	2024
Performance share awards outstanding as of January 1,	908,890	989,860
Granted (1)	264,970	377,690
Vested	-	(458,660)
Performance share awards outstanding as of June 30,	1,173,860	908,890

(1)
The weighted-average grant date fair value for performance shares issued during the six months ended June 30, 2025 and 2024 was $18.84 and $18.14, respectively.

For the six months ended June 30, 2025 and 2024, the Company issued 524,636 and 1,094,621 common shares, respectively, in connection with previously vested performance share awards, including performance dividend equivalent shares.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The significant assumptions underlying the determination of fair values using Monte Carlo simulations for the performance share awards granted during the six months ended June 30, 2025 and 2024 were as follows:

	2025	2024
Stock price	$19.98	$19.53
Dividend yield (1)	-	-
Risk-free interest rate	3.52%	4.39%
Volatility (2)	26.07%	28.85%
Term of the award (years)	2.67	2.87

(1)
Total Shareholder Returns, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)
Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

Time-Based LTIP Units

Information with respect to Time-Based LTIP Units awards with time-based vesting requirements under the Plans for the six months ended June 30, 2025 and 2024 is as follows:

	2025	2024
Time-Based LTIP unit awards outstanding as of January 1,	120,700	-
Granted (1)	370,780	120,700
Vested	(48,772)	-
Time-Based LTIP unit awards outstanding as of June 30,	442,708	120,700
(1)
The weighted-average grant date fair value for Time-Based LTIP Units issued during the six months ended June 30, 2025 and 2024 was $20.08 and $19.47, respectively.

Performance-Based LTIP Units

Information with respect to Performance-Based LTIP Units under the Plans for the six months ended June 30, 2025 and 2024 is as follows:

	2025	2024
Performance-Based LTIP unit awards outstanding as of January 1,	474,611	-
Granted (1)	601,750	474,611
Performance-Based LTIP unit awards outstanding as of June 30,	1,076,361	474,611
(1)
The weighted-average grant date fair value for Performance-Based LTIP Units issued during the six months ended June 30, 2025 and 2024 was $9.42 and $9.07, respectively.

The significant assumptions underlying the determination of fair values using Monte Carlo simulations for the Performance-Based LTIP Units granted during the six months ended June 30, 2025 and 2024 were as follows:

	2025	2024
Stock price	$19.98	$19.53
Dividend yield (1)	-	-
Risk-free interest rate	3.52%	4.39%
Volatility (2)	26.07%	28.85%
Term of the award (years)	2.67	2.87

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Stockholders’ Equity

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below:

As of June 30, 2025
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,902	$222,543	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,465	261,636	5.250%	$1.31250	$1.00	12/20/2022
Class N	1,849	1,381	69,017	7.250%	$3.62500	$1.00	N/A
		20,748	$553,196

As of December 31, 2024
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,902	$222,543	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,465	261,636	5.250%	$1.31250	$1.00	12/20/2022
Class N	1,849	1,439	71,934	7.250%	$3.62500	$1.00	N/A
		20,806	$556,113

The Class N Preferred Stock depositary shares are convertible by the holders at an exchange ratio of 2.3071 into the Company’s common shares or under certain circumstances by the Company’s election. As of June 30, 2025, the Class N Preferred Stock was potentially convertible into 3.2 million shares of common stock.

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock through February 28, 2026. During the six months ended June 30, 2025, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class N	58,342	$3,481

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

Common Stock

During September 2023, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents, which is scheduled to expire September 15, 2026. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may, from time to time, enter into separate forward sale agreements with one or more banks. The Company did not issue any shares under the ATM Program during the six months ended June 30, 2025. As of June 30, 2025, the Company had $362.5 million available under this ATM Program.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During February 2018, the Company established a common share repurchase program, which is scheduled to expire on February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. During the six months ended June 30, 2025, the Company repurchased 3.0 million shares of common stock for an aggregate purchase price of $58.8 million (weighted average price of $19.61 per share). As of June 30, 2025, the Company had $166.0 million available under this common share repurchase program.

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common Shares	$0.25000	$0.24000	$0.50000	$0.48000
Class L Depositary Shares	$0.32031	$0.32031	$0.64062	$0.64062
Class M Depositary Shares	$0.32813	$0.32813	$0.65626	$0.65626
Class N Depositary Shares	$0.90625	$0.90625	$1.81250	$1.81250

18. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Disposition of real estate interests through the issuance of mortgage and other financing receivables	$-	$175,420
Proceeds deposited in escrow through sale of real estate interests	$48,699	$-
Decrease in other investments through the issuance of mortgage and other financing receivables	$-	$50,219
Surrender of common stock/units	$11,646	$14,695
Declaration of dividends/distributions paid in succeeding period	$6,364	$6,722
Capital expenditures accrual	$45,193	$48,868
Lease liabilities arising from obtaining operating right-of-use assets	$7,377	$-
Decrease in redeemable noncontrolling interests’ carrying amount, net	$(555)	$(959)
RPT Merger:
Real estate assets, net	$-	$1,821,052
Investment in real estate joint ventures	$-	$433,345
Investment in other investments	$-	$12,672
Other assets and liabilities, net	$-	$(3,109)
Notes payable	$-	$(821,500)
Lease liabilities arising from obtaining operating right-of-use assets	$-	$(13,506)
Noncontrolling interest/Limited members' capital	$-	$(20,975)
Preferred stock/units issued in exchange for RPT preferred shares	$-	$(105,607)
Common stock/units issued in exchange for RPT common shares	$-	$(1,166,775)

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Condensed Consolidated Balance Sheets to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	As of June 30, 2025	As of December 31, 2024
Cash and cash equivalents	$226,553	$688,622
Restricted cash	1,273	1,109
Total cash, cash equivalents and restricted cash	$227,826	$689,731

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Commitments and Contingencies

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At June 30, 2025, these letters of credit aggregated $43.7 million.

In addition, the Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $36.2 million outstanding at June 30, 2025. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts the Company may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Funding Commitments

The Company has investments with funding commitments of $30.9 million, of which $23.0 million has been funded as of June 30, 2025. In addition, the Company has mortgage and other financing receivables with undrawn loan advances of $32.2 million as of June 30, 2025.

Other

The Parent Company guarantees the unsecured debt instruments of Kimco OP, including the Credit Facility. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of June 30, 2025, there were $17.2 million in performance and surety bonds outstanding.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of June 30, 2025.

20. Accumulated Other Comprehensive (Loss)/Income (“AOCI”)

The following tables present the change in the components of AOCI for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investee	Total
Balance at beginning of period	$(3,030)	$2,119	$(911)	$7,239	$3,799	$11,038
Other comprehensive loss before reclassifications	(4,148)	(966)	(5,114)	(13,135)	(2,280)	(15,415)
Amounts reclassed from AOCI	(1,292)	(473)	(1,765)	(2,574)	(839)	(3,413)
Net current-period other comprehensive loss	(5,440)	(1,439)	(6,879)	(15,709)	(3,119)	(18,828)
Balance at end of period	$(8,470)	$680	$(7,790)	$(8,470)	$680	$(7,790)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total
Balance at beginning of period	$6,459	$3,820	$10,279	$-	$3,329	$3,329
Other comprehensive income before reclassifications	3,445	1,579	5,024	11,982	2,070	14,052
Amounts reclassified from AOCI	(2,084)	(1,983)	(4,067)	(4,162)	(1,983)	(6,145)
Net current-period other comprehensive income/(loss)	1,361	(404)	957	7,820	87	7,907
Balance at end of period	$7,820	$3,416	$11,236	$7,820	$3,416	$11,236

On the Company’s Condensed Consolidated Statements of Income, unrealized gains and losses reclassified from AOCI related to (i) cash flow hedges for interest payments are included in Interest expense and (ii) cash flow hedges for interest payments of unconsolidated investees are included in Equity in income of joint ventures, net.

21. Segment Reporting

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

The following table presents accrual-based lease revenue and other property related income and operating expenses included in the Company's share of NOI for its consolidated and unconsolidated properties ("NOI at share") the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$520,930	$496,221	$1,052,216	$995,126
Operating expenses
Rent	(4,242)	(4,226)	(8,426)	(8,505)
Real estate taxes	(66,559)	(66,182)	(136,470)	(129,542)
Operating and maintenance	(91,069)	(87,749)	(180,622)	(173,523)
Total operating expenses	(161,870)	(158,157)	(325,518)	(311,570)
NOI from unconsolidated real estate joint ventures	49,585	49,805	100,585	99,833
NOI at share	$408,645	$387,869	$827,283	$783,389

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the reconciliation of NOI at share to Net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NOI at share	$408,645	$387,869	$827,283	$783,389
Adjustments:
Management and other fee income	4,245	4,010	9,583	8,859
General and administrative	(32,447)	(33,090)	(66,839)	(69,388)
Impairment charges	(7,645)	(201)	(8,179)	(3,902)
Merger charges	-	-	-	(25,246)
Depreciation and amortization	(156,323)	(148,148)	(314,776)	(302,867)
Gain on sale of properties	38,922	75	39,809	393
Other income, net	2,903	910	3,119	10,480
Mortgage and other financing income, net	12,062	4,751	23,331	7,270
Loss on marketable securities, net	(2)	(6)	(11)	(27,692)
Interest expense	(81,204)	(73,341)	(161,581)	(147,906)
Provision for income taxes, net	(366)	(217)	(830)	(72,227)
Equity in income of joint ventures, net	23,990	21,527	46,673	42,432
Equity in income of other investments, net	1,747	7,718	2,448	9,252
NOI from unconsolidated real estate joint ventures	(49,585)	(49,805)	(100,585)	(99,833)
Net income	$164,942	$122,052	$299,445	$113,014

22. Earnings Per Share/Unit

The following table sets forth the reconciliation of the Company’s earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$155,430	$111,777	$280,564	$92,861
Earnings attributable to participating securities	(622)	(700)	(1,227)	(1,380)
Net income available to the Company’s common shareholders for basic and diluted earnings per share	154,808	111,077	279,337	91,481
Distributions on convertible units	9	-	18	-
Net income available to the Company’s common shareholders for diluted earnings per share	$154,817	$111,077	$279,355	$91,481

Weighted average common shares outstanding – basic	674,613	671,198	675,837	670,658
Effect of dilutive securities (1):
Equity awards	369	129	317	129
Assumed conversion of convertible units	97	57	90	52
Weighted average common shares outstanding – diluted	675,079	671,384	676,244	670,839

Net income available to the Company's common shareholders:
Basic earnings per share	$0.23	$0.17	$0.41	$0.14
Diluted earnings per share	$0.23	$0.17	$0.41	$0.14

(1)
The effect of the assumed conversion of certain convertible units/preferred shares had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the reconciliation of Kimco OP’s earnings and the weighted-average number of units used in the calculation of basic and diluted earnings per unit (amounts presented in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Computation of Basic and Diluted Earnings Per Unit:
Net income available to Kimco OP’s common unitholders	$155,777	$111,968	$281,122	$93,037
Earnings attributable to participating securities	(705)	(729)	(1,336)	(1,438)
Net income available to Kimco OP’s common unitholders for basic and diluted earnings per unit	155,072	111,239	279,786	91,599
Distributions on convertible units	9	-	18	-
Net income available to Kimco OP’s common unitholders for diluted earnings per unit	$155,081	$111,239	$279,804	$91,599

Weighted average common units outstanding – basic	675,609	675,189	676,818	674,572
Effect of dilutive securities (1):
Unit awards	369	129	317	129
Assumed conversion of convertible units	97	56	90	52
Weighted average common units outstanding – diluted	676,075	675,374	677,225	674,753

Net income available to Kimco OP’s common unitholders:
Basic earnings per unit	$0.23	$0.16	$0.41	$0.14
Diluted earnings per unit	$0.23	$0.16	$0.41	$0.14

(1)
The effect of the assumed conversion of certain convertible units/preferred units had an anti-dilutive effect upon the calculation of Net income available to Kimco OP’s common unitholders per unit. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per unit calculations.

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

Executive Overview

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust (“REIT”), of which substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the managing member and exercises exclusive control over Kimco OP. As of June 30, 2025, the Parent Company owned 99.79% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP. The terms “Kimco,” “the Company,” and “our” each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT, such terms refer solely to Kimco Realty Corporation.

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

The Company is a self-administered REIT and has owned and operated open-air shopping centers for over 60 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of June 30, 2025, the Company had interests in 566 U.S. shopping center properties, aggregating 100.9 million square feet of gross leasable area (“GLA”), located in 30 states. In addition, the Company had 67 other property interests, primarily including net leased properties, preferred equity investments, and other investments, totaling 5.5 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

Economic Conditions and Regulatory Updates

The economy continues to face challenges, which could adversely impact the Company and its tenants, including elevated inflation, interest rates, tenant bankruptcies and international tariffs or other trade restrictions. These factors could slow economic growth and materially increase the cost of goods and services offered by the Company’s tenants, leading to lower profits. To the extent our tenants are unable to pass these costs on to their customers, our tenants’ operations could be adversely impacted, which could result in tenant bankruptcies, amongst other things, and could weaken demand by those tenants for our real estate and adversely impact the Company. In addition, these challenges could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties. Any of these factors could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company continues to monitor economic, financial, and social conditions and will assess its asset portfolio for any impairment indicators. If the Company determines that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, which included certain modifications to U.S. tax law, including certain provisions that affect the taxation of REITs and their investors. The Company is currently evaluating the provisions of the OBBBA, but does not expect the OBBBA to have a material impact on the Company’s financial position and/or results of operations.

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024 (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues
Revenues from rental properties, net	$520,930	$496,221	$24,709	$1,052,216	$995,126	$57,090
Management and other fee income	4,245	4,010	235	9,583	8,859	724
Operating expenses
Rent (1)	(4,242)	(4,226)	(16)	(8,426)	(8,505)	79
Real estate taxes	(66,559)	(66,182)	(377)	(136,470)	(129,542)	(6,928)
Operating and maintenance (2)	(91,069)	(87,749)	(3,320)	(180,622)	(173,523)	(7,099)
General and administrative (3)	(32,447)	(33,090)	643	(66,839)	(69,388)	2,549
Impairment charges	(7,645)	(201)	(7,444)	(8,179)	(3,902)	(4,277)
Merger charges	-	-	-	-	(25,246)	25,246
Depreciation and amortization	(156,323)	(148,148)	(8,175)	(314,776)	(302,867)	(11,909)
Gain on sale of properties	38,922	75	38,847	39,809	393	39,416
Other income/(expense)
Other income, net	2,903	910	1,993	3,119	10,480	(7,361)
Mortgage and other financing income, net	12,062	4,751	7,311	23,331	7,270	16,061
Loss on marketable securities, net	(2)	(6)	4	(11)	(27,692)	27,681
Interest expense	(81,204)	(73,341)	(7,863)	(161,581)	(147,906)	(13,675)
Provision for income taxes, net	(366)	(217)	(149)	(830)	(72,227)	71,397
Equity in income of joint ventures, net	23,990	21,527	2,463	46,673	42,432	4,241
Equity in income of other investments, net	1,747	7,718	(5,971)	2,448	9,252	(6,804)
Net income attributable to noncontrolling interests	(1,956)	(2,314)	358	(3,642)	(4,250)	608
Preferred dividends, net	(7,556)	(7,961)	405	(15,239)	(15,903)	664
Net income available to the Company's common shareholders	$155,430	$111,777	$43,653	$280,564	$92,861	$187,703
Net income available to the Company's common shareholders:
Diluted per common share	$0.23	$0.17	$0.06	$0.41	$0.14	$0.27

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

Net income available to the Company’s common shareholders was $155.4 million for the three months ended June 30, 2025, as compared to $111.8 million for the comparable period in 2024. On a diluted per common share basis, Net income available to the Company’s common shareholders for the three months ended June 30, 2025 was $0.23, as compared to $0.17 for the comparable period in 2024.

Net income available to the Company’s common shareholders was $280.6 million for the six months ended June 30, 2025, as compared to $92.9 million for the comparable period in 2024. On a diluted per common share basis, net income available to the Company’s common shareholders for the six months ended June 30, 2025 was $0.41 as compared to $0.14 for the comparable period in 2024.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Income that the Company believes changed significantly and affected Net income available to the Company’s common shareholders during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024.

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $24.7 million for the three months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily from (i) a net increase in revenues from tenants of $12.3 million, primarily due to an increase in leasing activity and net growth in the current portfolio, (ii) an increase in revenues of $12.1 million due to properties acquired during 2025 and 2024, (iii) an increase in lease termination fee income of $1.0 million and (iv) a net increase of $0.9 million due to changes in credit losses from tenants, partially offset by (v) a decrease in net straight-line rental income of $1.6 million, primarily due to changes in reserves.

The increase in Revenues from rental properties, net of $57.1 million for the six months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily from (i) a net increase in revenues from tenants of $29.4 million, primarily due to an increase in leasing activity and net growth in the current portfolio, (ii) an increase in revenues of $22.1 million due to properties acquired during 2025 and 2024, (iii) an increase in lease termination fee income of $6.4 million and (iv) a net increase of $2.2 million due to changes in credit losses from tenants, partially offset by (v) a decrease in net straight-line rental income of $3.0 million, primarily due to changes in reserves.

Real estate taxes –

The increase in Real estate taxes of $6.9 million for the six months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily due to (i) an increase of $1.7 million due to properties acquired during 2025 and 2024, (ii) an overall increase in assessed values in the current portfolio and (iii) timing of real estate tax refunds.

Operating and maintenance –

The increase in Operating and maintenance expense of $3.3 million for the three months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily due to (i) an increase in repairs and maintenance expense of $2.1 million and (ii) an increase of $1.4 million resulting from properties acquired during 2025 and 2024.

The increase in Operating and maintenance expense of $7.1 million for the six months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily due to (i) an increase in repairs and maintenance expense of $3.3 million, (ii) an increase of $2.8 million resulting from properties acquired during 2025 and 2024 and (iii) an increase of $1.1 million in snow removal costs.

Impairment charges –

During the six months ended June 30, 2025 and 2024, the Company recognized impairment charges related to adjustments to property carrying values of $8.2 million and $3.9 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third-party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Merger charges –

During the six months ended June 30, 2024, the Company incurred costs of $25.2 million associated with the RPT Merger, primarily comprised of severance and professional and legal fees.

Depreciation and amortization –

The increase in Depreciation and amortization of $8.2 million for the three months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily due to (i) an increase of $7.6 million due to depreciation commencing on certain redevelopment projects and tenant improvement projects that were placed into service during 2025 and 2024 and (ii) an increase of $2.0 million resulting from properties acquired during 2025 and 2024, partially offset by (iii) a net decrease of $1.4 million due to fully depreciated assets and write-offs, primarily from demolition, vacated tenants and dispositions during 2025 and 2024.

The increase in Depreciation and amortization of $11.9 million for the six months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily due to (i) an increase of $15.6 million due to depreciation commencing on certain redevelopment projects and tenant improvement projects that were placed into service during 2025 and 2024 and (ii) an increase of $4.7 million resulting from properties acquired during 2025 and 2024, partially offset by (iii) a net decrease of $8.4 million due to fully depreciated assets and write-offs, primarily from demolition, vacated tenants and dispositions during 2025 and 2024.

Gain on sale of properties –

During the six months ended June 30, 2025, the Company disposed of an operating property and two land parcels, in separate transactions, for an aggregate sales price of $51.9 million, which resulted in aggregate gains of $39.8 million. During the six months ended June 30, 2024, the Company disposed of 11 operating properties and seven land parcels, in separate transactions, for an aggregate sales price of $254.1 million, which resulted in aggregate gains of $0.4 million.

Other income, net –

The decrease in Other income, net of $7.4 million for the six months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily due to (i) a decrease in interest income of $6.7 million resulting from lower cash balances during 2025 as compared to 2024, (ii) a decrease of $2.0 million from insurance proceeds received during 2025 as compared to 2024, (iii) a decrease in dividend income of $1.5 million, primarily due to the sale of the remaining shares of ACI common stock held by the Company during 2024, (iv) a decrease of $1.2 million from settlement of a contract during 2024 and (v) $1.0 million in higher costs associated with potential transactions for which the Company is no longer pursuing, partially offset by (vi) an increase of $5.5 million due to mark-to-market fluctuations of an embedded derivative liability.

Mortgage and other financing income, net –

The increase in Mortgage and other financing income, net of $7.3 million and $16.1 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024, is primarily due to (i) the Company’s origination of new loan financing during 2025 and 2024 and (ii) a change in provision for credit losses of $2.5 million and $4.5 million, during the three and six months ended June 30, 2025, respectively, partially offset by (iii) loan repayments during 2025 and 2024.

Loss on marketable securities, net –

The change in Loss on marketable securities, net of $27.7 million for the six months ended June 30, 2025, as compared to the corresponding period in 2024, is due to mark-to-market fluctuations and the sale of the remaining shares of ACI common stock held by the Company during 2024.

Interest expense –

The increase in Interest expense of $7.9 million and $13.7 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024, is primarily due to (i) the issuance of unsecured notes and assumption of a mortgage loan during 2025 and 2024, partially offset by (ii) the paydown of unsecured notes and repayment of mortgage loans during 2025 and 2024.

Provision for income taxes, net –

The decrease in Provision for income taxes, net of $71.4 million for the six months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily due to the Company’s sale of shares of ACI common stock during 2024, which generated taxable long-term capital gains. The Company retained the proceeds from the sale during 2024 and, as a result, recorded estimated federal and state income taxes on these gains.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $4.2 million for the six months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily due to (i) higher equity in income of $3.6 million, primarily due to the restructuring of a joint venture, and (ii) a decrease in interest expense of $1.3 million, partially offset by (iii) lower gains of $0.7 million recognized on sale of properties within various joint venture investments during 2025, as compared to 2024.

Equity in income of other investments, net –

The decrease in Equity in income of other investments, net of $6.0 million and $6.8 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024, is primarily due to profit participation from the sale of properties within the Company’s Preferred Equity Program during 2024.

Tenant Concentration

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of June 30, 2025, the Company had interests in 566 U.S. shopping center properties, aggregating 100.9 million square feet of GLA, located in 30 states. At June 30, 2025, the Company’s five largest tenants were The TJX Companies, Ross Stores, Burlington Stores, Inc., Amazon/Whole Foods and Albertsons Companies, Inc., which represented 3.8%, 1.8%, 1.8%, 1.7% and 1.7%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash, cash equivalents and restricted cash, beginning of the period	$689,731	$783,757
Net cash flow provided by operating activities	529,216	470,150
Net cash flow used for investing activities	(233,135)	(10,532)
Net cash flow used for financing activities	(757,986)	(1,115,820)
Net change in cash, cash equivalents and restricted cash	(461,905)	(656,202)
Cash, cash equivalents and restricted cash, end of the period	$227,826	$127,555

Operating Activities

Net cash flow provided by operating activities for the six months ended June 30, 2025 was $529.2 million, as compared to $470.2 million for the comparable period in 2024. The increase of $59.0 million is primarily attributable to:

•
merger costs incurred in connection with the RPT Merger during 2024;
•
additional operating cash flow generated by operating properties acquired, offset by the disposition of operating properties during 2025 and 2024;
•
new leasing, expansion and re-tenanting of core portfolio properties; and
•
operating cash flow from new mortgage and other financing loans provided during 2025 and 2024; partially offset by
•
changes in operating assets and liabilities due to timing of receipts and payments; and
•
a decrease in distributions from the Company’s joint ventures programs.

Investing Activities

Net cash flow used for investing activities was $233.1 million for the six months ended June 30, 2025, as compared to $10.5 million for the comparable period in 2024.

Investing activities during the six months ended June 30, 2025 primarily consisted of:

Cash inflows:

•
$50.1 million from the collection of mortgage and other financing receivables; and
•
$15.4 million in reimbursements of investments in and advances to real estate joint ventures and other investments.

Cash outflows:

•
$138.2 million for improvements to operating real estate, primarily related to re-tenanting, tenant improvements and redevelopment projects;
•
$106.2 million for acquisition of an operating property;
•
$46.2 million for investment in mortgage and other financing receivables related to new mortgage and other financing receivables;
•
$5.9 million for investments in and advances to real estate joint ventures and other investments, primarily related to redevelopment projects within these portfolios; and
•
$5.4 million for investment in preferred stock and cost method investments.

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

Acquisition of Operating Real Estate –

During the six months ended June 30, 2025, the Company expended $106.2 million for the acquisition of an operating real estate property. During the six months ended June 30, 2024, the Company expended $149.1 million in conjunction with the RPT Merger. The Company anticipates spending up to approximately $50.0 million to $150.0 million towards the acquisition of, or the purchase of additional interests in, operating properties for the remainder of 2025. The Company intends to fund these potential acquisitions with net cash flow provided by operating activities, proceeds from property dispositions, and/or availability under its Credit Facility.

Improvements to Operating Real Estate –

During the six months ended June 30, 2025 and 2024, the Company expended $138.2 million and $128.6 million, respectively, for improvements to operating real estate. These amounts consist of the following (in thousands):

	Six Months Ended June 30,
	2025	2024
Redevelopment and renovations	$60,073	$52,843
Tenant improvements and tenant allowances	78,137	75,751
Total improvements	$138,210	$128,594

The Company, on a selective basis, will redevelop projects or re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio, including residential and mixed-use components, which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2025 will be approximately $125.0 million to $175.0 million. The funding of these capital requirements will be from net cash flow provided by operating activities, proceeds from property dispositions, and/or availability under the Company’s Credit Facility.

Financing Activities

Net cash flow used for financing activities was $758.0 million for the six months ended June 30, 2025, as compared to $1.1 billion for the comparable period in 2024.

Financing activities during the six months ended June 30, 2025 primarily consisted of:

Cash inflows:

•
$500.0 million in proceeds from issuance of unsecured notes.

Cash outflows:

•
$740.5 million for repayments of unsecured notes;
•
$354.3 million of dividends paid;
•
$58.8 million for repurchase of common stock;
•
$55.0 million in principal payments on debt (related to the repayment of debt on three encumbered properties), including normal amortization on rental property debt;
•
$24.4 million in principal payments under finance lease obligations for the acquisition of the fee interest in two properties;

•
$11.6 million in shares repurchased for employee tax withholding on equity awards;
•
$6.6 million in financing origination costs; and
•
$5.3 million in redemption/distribution of noncontrolling interests.

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

The Company continually evaluates its debt maturities and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of June 30, 2025, the Company had consolidated floating rate debt totaling $16.5 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

Debt maturities for 2025 consist of $22.3 million of unconsolidated joint venture debt, assuming the utilization of extension options where available. The 2025 debt maturities on properties in the Company’s unconsolidated joint ventures are anticipated to be repaid through net cash flow provided by operating activities, debt refinancing, proceeds from sales, and/or partner capital contributions, as deemed appropriate.

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

During January 2023, the Company filed a registration statement on Form S-8 for the 2020 Equity Participation Plan (the “2020 Plan”), which was previously approved by the Company’s stockholders and is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020. The 2020 Plan provides for a maximum of 10.0 million shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, deferred stock awards and long-term incentive plan units. At June 30, 2025, the Company had 2.9 million shares of common stock available for issuance under the 2020 Plan.

During February 2025, the Company filed a registration statement on Form S-8 for its 2025 Equity Participation Plan (the “2025 Plan”), which was approved by the Company’s stockholders on April 29, 2025 and is a successor to the 2020 Equity Participation Plan. The 2025 Plan provides for a maximum of 17.5 million shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, deferred stock awards and long-term incentive plan units. At June 30, 2025, the Company had 16.8 million shares of common stock available for issuance under the 2025 Plan.

Preferred Stock –

The Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock, representing an aggregate of up to 2,123 shares of the Company’s preferred stock, par value $1.00 per share, through February 28, 2026. During the six months ended June 30, 2025, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class N	58,342	$3,481

Common Stock –

During September 2023, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell, from time-to-time, shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $500.0 million through a consortium of banks acting as sales agents, which is scheduled to expire September 15, 2026. Sales of the shares of common stock may be made, as needed, from time to time, in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. The Company did not issue any shares under the ATM Program during the six months ended June 30, 2025. As of June 30, 2025, the Company had $362.5 million available under this ATM Program.

During February 2018, the Company established a common share repurchase program, which is scheduled to expire on February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. During the six months ended June 30, 2025, the Company repurchased 3.0 million shares of common stock for an aggregate purchase price of $58.8 million (weighted average price of $19.61 per share). As of June 30, 2025, the Company had $166.0 million available under this common share repurchase program.

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of June 30, 2025
Consolidated Indebtedness to Total Assets	< 60%	37%
Consolidated Secured Indebtedness to Total Assets	< 40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	> 1.50x	4.6x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	> 1.50x	2.5x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; the Seventh Supplemental Indenture dated as of April 24, 2014; and the Eighth Supplemental Indenture dated as of January 3, 2023, each as filed with the SEC. In connection with the merger with Weingarten Realty Investors (“Weingarten”), the Company assumed senior unsecured notes which have covenants that are similar to the Company’s existing debt covenants for its senior unsecured notes. Please refer to the form Indenture included in Weingarten’s Registration Statement on Form S-3, filed with the SEC on February 10, 1995, the First Supplemental Indenture, dated as of August 2, 2006 filed with Weingarten’s Current Report on Form 8-K dated August 2, 2006, and the Second Supplemental Indenture, dated as of October 9, 2012 filed with Weingarten’s Current Report on Form 8-K dated October 9, 2012, each as filed with the SEC. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2024 for specific filing information.

During June 2025, the Company issued $500.0 million in senior unsecured notes, which are scheduled to mature in February 2036 and accrue interest at a rate of 5.30% per annum. The Company utilized the net proceeds from this offering for the repayment of outstanding borrowings under the Credit Facility and other general corporate purposes.

During the six months ended June 30, 2025, the Company fully repaid the following note payable (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Unsecured note	Jun-25	$240.5	3.85%	Jun-25
Unsecured note	Feb-25	$500.0	3.30%	Feb-25

Credit Facility –

The Company has a $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus an applicable spread determined by the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets and the Company’s credit rating outlook, as defined in the agreement. As of June 30, 2025, the interest rate on the Credit Facility is Adjusted Term SOFR plus 68.5 basis points (5.11% as of June 30, 2025) after reductions for sustainability metrics achieved and an upgraded credit rating profile. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of June 30, 2025, the Credit Facility had no outstanding balance and no appropriations for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of June 30, 2025
Total Indebtedness to Gross Asset Value (“GAV”)	< 60%	35%
Total Priority Indebtedness to GAV	< 35%	2%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	> 1.75x	4.4x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	> 1.50x	4.0x

Term Loans –

The Company has $310.0 million of unsecured term loans ( the “Term Loans”) with a group of banks, which are scheduled to expire between November 2026 to February 2028. The Term Loans accrue interest at the rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating outlook and sustainability metric targets, as described in the agreement. As of June 30, 2025, the interest rates on the Term Loans is Adjusted Term SOFR plus 81.0 basis points after reductions for an upgraded credit rating profile and sustainability metrics achieved. As of June 30, 2025, the Company had 20 swap rate agreements with various lenders swapping the interest rates on the Term Loans to all-in fixed rates ranging from 4.5793% to 4.7801%.

The Company has a $550.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) with a group of banks, which is scheduled to mature in January 2026 with three one-year options to extend the maturity date, at the Company’s discretion, to January 2029. The Term Loan Credit Facility accrues interest at a spread (currently 80.0 basis points after reductions for an upgraded credit rating profile) to the Adjusted Term SOFR Rate (as defined in the credit agreement) that fluctuates in accordance with changes in Kimco’s senior debt ratings. As of June 30, 2025, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the $550.0 million Term Loan Credit Facility to an all-in fixed rate of 4.6122%.

Mortgages Payable –

During the six months ended June 30, 2025, the Company repaid $48.9 million of mortgage debt (including fair market value adjustment of $0.1 million) that encumbered three operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of June 30, 2025, the Company had over 525 unencumbered property interests in its portfolio.

Letters of Credit –

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At June 30, 2025, these letters of credit aggregated $43.7 million.

In addition, the Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $36.2 million outstanding at June 30, 2025. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Funding Commitments –

The Company has investments with funding commitments of $30.9 million, of which $23.0 million has been funded as of June 30, 2025. In addition, the Company has mortgage and other financing receivables with undrawn loan advances of $32.2 million as of June 30, 2025.

Other –

The Parent Company guarantees the unsecured debt instruments of Kimco OP, including the Credit Facility. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of June 30, 2025, the Company had $17.2 million in performance and surety bonds outstanding.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as it monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio which reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid for common and preferred stock for the six months ended June 30, 2025 and 2024 were $354.3 million and $338.1 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On April 28, 2025, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L, M and N), which were paid on July 15, 2025, to shareholders of record on July 1, 2025. In addition, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share, which was paid on June 20, 2025 to shareholders of record on June 6, 2025.

On July 29, 2025, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L, M and N), which are scheduled to be paid on October 15, 2025, to shareholders of record on October 1, 2025. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share payable on September 19, 2025 to shareholders of record on September 5, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income available to the Company’s common shareholders	$155,430	$111,777	$280,564	$92,861
Gain on sale of properties	(38,922)	(75)	(39,809)	(393)
Gain on sale of joint venture properties	-	(1,441)	(784)	(1,494)
Depreciation and amortization - real estate related	155,145	146,892	312,377	300,354
Depreciation and amortization - real estate joint ventures	22,510	21,345	43,865	42,943
Impairment charges (including real estate joint ventures)	7,645	2,701	8,179	8,403
Profit participation from other investments, net	(630)	(5,647)	(846)	(5,676)
(Gain)/loss on derivative/marketable securities, net	(2,773)	1,243	(2,448)	30,771
(Benefit)/provision for income taxes, net (1)	(218)	(94)	(138)	71,647
Noncontrolling interests (1)	(632)	(743)	(1,509)	(1,629)
FFO available to the Company’s common shareholders (3)	$297,555	$275,958	$599,451	$537,787
Weighted average shares outstanding for FFO calculations:
Basic	674,613	671,198	675,837	670,658
Units	3,319	3,290	3,317	3,264
Convertible preferred shares	3,186	4,265	3,234	4,265
Dilutive effect of equity awards	369	129	317	129
Diluted (2)	681,487	678,882	682,705	678,316
FFO per common share – basic	$0.44	$0.41	$0.89	$0.80
FFO per common share – diluted (2) (3)	$0.44	$0.41	$0.88	$0.80

(1)
Related to gains, impairments, depreciation on properties and gains/(losses) on sales of marketable securities and derivatives, where applicable.
(2)
Reflects the potential impact of convertible preferred shares and certain units if converted to common stock at the beginning of the period. FFO available to the Company’s common shareholders would be increased by $2,075 and $2,464 for the three months ended June 30, 2025 and 2024, respectively. FFO available to the Company’s common shareholders would be increased by $4,158 and $4,907 for the six months ended June 30, 2025 and 2024, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted FFO per share calculations.
(3)
Includes merger-related charges of $25.2 million for the six months ended June 30, 2024.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income available to the Company’s common shareholders	$155,430	$111,777	$280,564	$92,861
Adjustments:
Management and other fee income	(4,245)	(4,010)	(9,583)	(8,859)
General and administrative	32,447	33,090	66,839	69,388
Impairment charges	7,645	201	8,179	3,902
Merger charges	-	-	-	25,246
Depreciation and amortization	156,323	148,148	314,776	302,867
Gain on sale of properties	(38,922)	(75)	(39,809)	(393)
Other income, net	(2,903)	(910)	(3,119)	(10,480)
Mortgage and other financing income, net	(12,062)	(4,751)	(23,331)	(7,270)
Loss on marketable securities, net	2	6	11	27,692
Interest expense	81,204	73,341	161,581	147,906
Provision for income taxes, net	366	217	830	72,227
Equity in income of other investments, net	(1,747)	(7,718)	(2,448)	(9,252)
Net income attributable to noncontrolling interests	1,956	2,314	3,642	4,250
Preferred dividends, net	7,556	7,961	15,239	15,903
RPT same property NOI (1)	-	-	-	606
Non same property net operating income	(20,112)	(11,074)	(44,546)	(27,857)
Non-operational expense from joint ventures, net	25,596	28,277	53,912	57,402
Same property NOI	$388,534	$376,794	$782,737	$756,139
(1)
Amount represents the Same property NOI from RPT properties, not included in the Company's Net income available to the Company's common shareholders.

Same property NOI increased by $11.7 million, or 3.1%, for the three months ended June 30, 2025, as compared to the corresponding period in 2024. This increase is primarily the result of (i) an increase of $10.0 million in minimum rent, primarily related to strong leasing activity, and (ii) an increase in other revenues of $1.6 million.

Same property NOI increased by $26.6 million, or 3.5%, for the six months ended June 30, 2025, as compared to the corresponding period in 2024. This increase is primarily the result of (i) an increase of $22.8 million in minimum rent, primarily related to strong leasing activity, and (ii) an increase in other revenues of $3.2 million.

Leasing Activity

During the six months ended June 30, 2025, the Company executed 854 leases totaling 6.3 million square feet in the Company’s consolidated operating portfolio, comprised of 264 new leases and 590 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $67.3 million, or $39.85 per square foot. These costs include $51.8 million of tenant improvements and $15.5 million of external leasing commissions. The average rent per square foot for (i) new leases was $23.42 and (ii) renewals and options was $20.37.

Tenant Lease Expirations

At June 30, 2025, the Company has a total of 9,386 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the Total Annual Base Rent Expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annual Base Rent Expiring	% of Gross Annual Rent
(1)	143	499	$10,879	0.7%
2025	300	1,694	$32,330	2.1%
2026	1,221	9,763	$170,826	11.3%
2027	1,380	10,490	$201,033	13.3%
2028	1,413	11,227	$223,197	14.8%
2029	1,284	9,989	$199,535	13.2%
2030	1,049	7,954	$170,518	11.3%
2031	554	4,180	$86,754	5.8%
2032	454	3,332	$65,566	4.4%
2033	469	3,686	$72,659	4.8%
2034	433	3,392	$76,135	5.1%
2035	353	3,435	$67,861	4.5%

(1)
Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements, which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. As of June 30, 2025, the Company had 26 interest rate swaps with notional amounts aggregating to $860.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. The hedged debt is reflected as fixed rate unsecured debt in the table below. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

The following table presents the carrying value of the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of June 30, 2025, with corresponding weighted-average interest rates sorted by maturity date. In addition, the following table presents the fair value of the Company’s debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs. The table does not include extension options where available (amounts in millions).

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$-	$32.9	$128.9	$251.9	$11.3	$425.0	$408.5
Average Interest Rate	-	-	4.01%	4.47%	4.51%	3.33%	4.43%

Variable Rate	$-	$16.5	$-	$-	$-	$-	$16.5	$16.4
Average Interest Rate	-	5.62%	-	-	-	-	5.62%

Unsecured Debt
Fixed Rate	$-	$1,376.0	$585.0	$518.0	$-	$5,238.2	$7,717.2	$7,294.9
Average Interest Rate	-	3.74%	4.21%	2.55%	-	4.17%	3.99%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.1 million for the six months ended June 30, 2025 if short-term interest rates were 1.0% higher.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L preferred stock, 1,047,000 depositary shares of Class M preferred stock, and 185,000 depositary shares of Class N Preferred Stock par value $1.00 per share through February 28, 2026. During the three months ended June 30, 2025, the Company repurchased the following Class N depositary shares:

Period	Total Number of Depositary Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2025 - April 30, 2025	11,307	$58.73	-	n/a
May 1, 2025 - May 31, 2025	-	-	-	n/a
June 1, 2025 - June 30, 2025	-	-	-	n/a
Total	11,307	$58.73	-

During February 2018, the Company established a common share repurchase program, which is scheduled to expire on February 28, 2026. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $300.0 million. During the six months ended June 30, 2025, the Company repurchased 3.0 million shares of common stock for an aggregate purchase price of $58.8 million (weighted average price of $19.61 per share). As of June 30, 2025, the Company had $166.0 million available under this common share repurchase program.

During the six months ended June 30, 2025, the Company repurchased 522,587 shares of the Company’s common stock for an aggregate purchase price of $11.6 million (weighted average price of $22.28 per share) in connection with common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

The following table presents information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2025 - April 30, 2025	3,001,138	$19.61	3,000,000	$166.0
May 1, 2025 - May 31, 2025	2,109	20.77	-	$166.0
June 1, 2025 - June 30, 2025	1,926	21.35	-	$166.0
Total	3,005,173	$19.61	3,000,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Plan Elections

During the three months ended June 30, 2025, no director or officer (as defined in § 240.16a–1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Recent Tax Law Changes

On July 4, 2025, the OBBBA was enacted into law, which included certain modifications to U.S. tax law, including certain provisions that affect the taxation of REITs and their investors. The OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) (the permissible value of TRS securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025. The Company is currently evaluating the provisions of the OBBBA, but does not expect the OBBBA to have a material impact on the Company’s financial position and/or results of operations.

As a result of the OBBBA, the discussion under the heading “United States Federal Income Tax Considerations” in Exhibit 99.1 to this Quarterly Report (incorporated herein by reference) supersedes and replaces the discussion under the heading “United States Federal Income Tax Considerations” in the prospectus dated January 3, 2023, which is part of Kimco Realty Corporation’s and Kimco Realty OP, LLC’s Registration Statement on Form S-3 (Registration Nos. 333-269102 and 333-269102-01) filed with the SEC on January 3, 2023.

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

10.1	Kimco Realty Corporation 2025 Equity Participation Plan (incorporated by reference to Annex B to Kimco Realty Corporation’s Definitive Proxy Statement on Schedule 14A, filed on March 19, 2025)
31.1*	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4**	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	United States Federal Income Tax Considerations
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

August 1, 2025	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

August 1, 2025	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY OP, LLC BY: KIMCO REALTY CORPORATION, managing member

August 1, 2025	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

August 1, 2025	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer