Form 10-K
period 2025-12-31
KIMCO REALTY CORP; Kimco Realty OP, LLC
filed 2026-02-20
CIK 879101, 1959472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Kimco Realty Corporation was approximately $14.2 billion based upon the closing price on the New York Stock Exchange for such equity on June 30, 2025.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of February 10, 2026, Kimco Realty Corporation had 674,066,654 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Kimco Realty Corporation's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 21, 2026.

Index to Exhibits begins on page 51.

KIMCO REALTY CORPORATION

KIMCO REALTY OP, LLC

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2025

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2025, of Kimco Realty Corporation (the "Parent Company") and Kimco Realty OP, LLC ("Kimco OP"). Unless stated otherwise or the context requires, references to "Kimco Realty Corporation" or the "Parent Company" mean Kimco Realty Corporation and its subsidiaries, and references to "Kimco Realty OP, LLC" or "Kimco OP" mean Kimco Realty OP, LLC and its subsidiaries. The terms the "Company", "we", "our" or "us" refer to the Parent Company and its business and operations conducted through its directly or indirectly owned subsidiaries, including Kimco OP; and in statements regarding qualification as a Real Estate Investment Trust ("REIT") for U.S. federal income tax purposes, such terms refer solely to the Parent Company. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited liability company interest of Kimco OP.

The Parent Company is a REIT and is the managing member of Kimco OP. As of December 31, 2025, the Parent Company owned 99.79% of the outstanding limited liability company interests (the "OP Units") in Kimco OP. Noncontrolling OP Unit interests are owned by third parties and certain officers and directors of the Company.

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

Stockholders' equity and Members’ capital are the primary areas of difference between the Consolidated Financial Statements of the Parent Company and those of Kimco OP. Kimco OP’s Members' capital currently includes OP Units owned by the Parent Company and noncontrolling OP Units owned by third parties and certain officers and directors of the Company. OP Units owned by outside members are accounted for within members' capital on Kimco OP’s financial statements and in noncontrolling interests in the Parent Company’s financial statements.

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”), together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “commit,” “anticipate,” “estimate,” “project,” “will,” “target,” “plan,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) financial disruption, changes in trade policies and tariffs, geopolitical challenges or economic downturn, including general adverse economic and local real estate conditions, (ii) the impact of competition, including the availability of acquisition or development opportunities and the costs associated with purchasing and maintaining assets, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iv) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (v) the potential impact of e-commerce and other changes in consumer buying practices, and changing trends in the retail industry and perceptions by retailers or shoppers, including safety and convenience, (vi) the availability of suitable acquisition, disposition, development, redevelopment and merger opportunities, and the costs associated with purchasing and maintaining assets and risks related to acquisitions not performing in accordance with our expectations, (vii) the Company’s ability to raise capital by selling its assets, (viii) disruptions and increases in operating costs due to inflation and supply chain disruptions, (ix) risks associated with the development of mixed-use commercial properties, including risks associated with the development, and ownership of non-retail real estate, (x) changes in governmental laws and regulations, including, but not limited to, changes in data privacy, environmental (including climate change), safety and health laws, and management’s ability to estimate the impact of such changes, (xi) valuation and risks related to the Company’s joint venture and preferred equity investments and other investments, (xii) collectability of mortgage and other financing receivables, (xiii) impairment charges, (xiv) criminal cybersecurity attack disruptions, data loss or other security incidents and breaches, (xv) risks related to artificial intelligence, (xvi) impact of natural disasters and weather and climate-related events, (xvii) pandemics or other health crises, (xviii) our ability to attract, retain and motivate key personnel, (xix) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (xx) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (xxi) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xxii) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or maintain certain debt until maturity, (xxiii) the Company’s ability to continue to maintain its status as a REIT for U.S. federal income tax purposes and potential risks and uncertainties in connection with its UPREIT structure, and (xxiv) other risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes or related subjects in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K that the Company files with the SEC. Certain forward-looking and other statements in this Annual Report on Form 10-K, or other locations, such as our corporate website, contain various corporate responsibility standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. As such, such information may not be, and should not be interpreted as necessarily being, “material” under the federal securities laws for SEC reporting purposes, even if we use the word “material” or “materiality” in this document. Corporate Responsibility information is also often reliant on third-party information or methodologies that are subject to evolving expectations and best practices, and our approach to and discussion of these matters may continue to evolve as well. For example, our disclosures may change due to revisions in framework requirements, availability of information, changes in our business or applicable governmental policies, or other factors, some of which may be beyond our control.

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

The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders. In 1973, these principals formed the Company as a Delaware corporation, and, in 1985, the operations of The Kimco Corporation were merged into the Company. The Company completed its initial public stock offering (the “IPO”) in November 1991, and, commencing with its taxable year which began January 1, 1992, elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet several organizational and operational requirements and is required to distribute annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes for any year less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. The Company reorganized into an UPREIT structure in January 2023. If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined in the Code. The Company maintains certain subsidiaries that made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”). This permits the Company to engage in certain business activities that a REIT may not conduct directly, by conducting such business activities through such TRSs. A TRS is subject to federal and state taxes on its income, and the Company includes a provision for taxes in its consolidated financial statements. In 1994, the Company's predecessor reorganized as a Maryland corporation. In March 2006, the Company was added to the S&P 500 Index, an index containing the stock of 500 Large Cap companies, most of which are U.S. corporations. The Company's common stock, Class L Depositary Shares, Class M Depositary Shares, and Class N Depositary Shares are traded on the New York Stock Exchange (“NYSE”) under the trading symbols “KIM”, “KIMprL”, “KIMprM” and “KIMprN”, respectively.

The Company is a self-administered REIT and has owned and operated open-air shopping centers for over 65 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

The Company began to expand its operations through the development of real estate and the construction of shopping centers but revised its growth strategy to focus on the acquisition and redevelopment of existing shopping centers that include a grocery component. Additionally, the Company has developed, and continues to develop, various residential and mixed-use operating properties, as well as obtain entitlements to embark on additional projects of this nature through re-development opportunities.

On January 2, 2024, RPT Realty (“RPT”) merged with and into the Company, with the Company continuing as the surviving public company (the “RPT Merger”), pursuant to the definitive merger agreement (the “Merger Agreement”) between the Company and RPT, entered into on August 28, 2023. The RPT Merger added 56 open-air shopping centers, 43 of which were wholly-owned and 13 of which were owned through a joint venture, comprising 13.3 million square feet of gross leasable area ("GLA"). In addition, as a result of the RPT Merger, the Company obtained RPT’s 6% stake in a 49-property net lease joint venture. See Footnote 2 of the Notes to Consolidated Financial Statements for further details on the RPT Merger.

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

At December 31, 2025, the Parent Company is the managing member of Kimco OP and owns 99.79% of the limited liability company interests of, and exercises exclusive control over, Kimco OP as described in detail in the Explanatory Note to this Form 10-K.

As of December 31, 2025, the Company had interests in 565 shopping center properties, aggregating 100.2 million square feet of GLA, located in 29 states. In addition, the Company had 66 other property interests, primarily including net leased properties, preferred equity investments, and other investments, totaling 5.4 million square feet of GLA.

Economic Uncertainty

The economy continues to face challenges, which could adversely impact the Company and its tenants, including elevated inflation and interest rates, tenant bankruptcies, tariffs or other trade restrictions, geopolitical uncertainties and government shutdowns. These factors could slow economic growth and materially increase the cost of goods and services offered by the Company’s tenants, leading to lower profits. To the extent our tenants are unable to pass these costs on to their customers, our tenants’ operations could be adversely impacted, which could result in tenant bankruptcies, amongst other things, and could weaken demand by those tenants for our real estate and adversely impact the Company. In addition, these challenges could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties. Any of these factors could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company continues to monitor economic, financial, and social conditions and will assess its asset portfolio for any impairment indicators. If the Company determines that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

Business Objective and Strategies

The Company has developed a strong nationally diversified portfolio of open-air, grocery anchored shopping centers located in drivable first-ring suburbs primarily within 19 major metropolitan Sun Belt and coastal markets, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry. As of December 31, 2025, the Company derived 82% of its proportionate share of annualized base rental revenues from these top major metro markets. The Company’s shopping centers provide essential, necessity-based goods and services to the local communities and are primarily anchored by a grocery store, home improvement center, off-price retailer, discounter and/or service-oriented tenant.

The Company’s focus on high-quality locations has led to significant opportunities for value creation through the reinvestment in its assets to add density, replace outdated shopping center concepts, and better meet changing consumer demands. In order to add density to existing properties, the Company has obtained multi-family entitlements for 14,196 units, of which 3,505 units have been constructed as of December 31, 2025. The Company continues to place strategic emphasis on live/work/play environments and in reinvesting in its existing assets, while building shareholder value.

The Company's focus on open-air shopping centers designed to deliver elevated retail experiences and drive superior tenant performance is demonstrated by the Company's Lifestyle CollectionTM. Each upscale property in this curated portfolio features thoughtfully designed common areas, experiential programming, premium fashion and lifestyle brands, and elevated food and beverage offerings alongside everyday essentials - resulting in increased foot traffic, longer dwell times, and stronger tenant sales. Every center in the Lifestyle Collection is intentionally crafted to reflect the unique identity and aspirations of our brand partners, catering to a sophisticated consumer base through a thoughtfully composed tenant mix and a strong sense of place. Beyond the individual assets, the Lifestyle Collection serves as a gateway to the Company's broader national footprint, offering growth-minded brands a seamless path to scale within the open-air retail space. This integrated approach strengthens long-term partnerships and maximizes visibility, impact, and success for our tenants across the evolving retail landscape.

The strength and security of the Company’s balance sheet remains central to its strategy. The Company’s strong balance sheet and liquidity position are evidenced by its investment grade unsecured debt ratings (A-/A-/A3) by three major ratings agencies. The Company maintains one of the longest weighted average debt maturity profiles in the REIT industry, now at 7.9 years. The Company expects to continue to operate in a manner that fosters strong debt and fixed charge coverage metrics.

Business Objective

The Company’s primary business objective is to be the premier owner and operator of open-air, grocery-anchored shopping centers, and mixed-use assets, in the U.S. The Company believes it can achieve this objective by:

•
increasing the value of its existing portfolio of properties and generating higher levels of portfolio growth;
•
increasing cash flows for reinvestment and/or for distribution to shareholders while maintaining conservative payout ratios;

•
maintaining strong debt metrics and its A-/A-/A3 unsecured debt ratings;
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
•
Investing in selective transactions through the Company's structured investment portfolio.
•
Utilizing data and technology to enhance operational efficiencies.

The Company has identified the following four strategic pillars, which the Company believes positions it for sustainable growth in the future.

High Quality, Diversified Portfolio

• Well positioned, grocery anchored portfolio in major Sun Belt and coastal markets, with 91% of the portfolio within the Sun Belt and/or coastal markets
• Highly diversified tenant base led by healthy mix of essential, necessity-based tenants and omni channel retailers

• Provide critical last-mile solution to its diverse pool of tenants

Accretive Capital Allocation

• Generate additional internal and external growth through accretive acquisitions and (re)development

• Growth through a curated collection of mixed-use projects and redevelopments

• Opportunistic acquisition and structured investment platform (“Plus”) business focused on accretive unique opportunities

Significant Financial Strength

• Maintain a strong balance sheet and liquidity position with an emphasis on reduced leverage and a sustainable and growing dividend

• Over $2.2 billion of immediate liquidity, including the Company's $2.0 billion unsecured revolving credit facility

• 7.9-year consolidated weighted average debt maturity profile

• Over 525 unencumbered properties, representing approximately 91% of the centers in the Company's portfolio

Corporate Responsibility Leadership

• Over 65 years of delivering value to investors, tenants, employees, and communities

• Corporate Responsibility approach is aligned with core business strategy

• Proactive approach to assessing, disclosing and managing climate, reputational and other risks

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2025, no single open-air shopping center accounted for more than 1.2% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.3% of the Company’s total shopping center GLA. Furthermore, at December 31, 2025, the Company’s single largest tenant represented only 3.8%, and the Company’s five largest tenants aggregated to only 10.9%, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Government Regulation

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, international tariffs and other trade restrictions, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property and the Americans with Disabilities Act of 1990.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, which included certain modifications to U.S. tax law, including certain provisions that affect the taxation of REITs and their investors. The OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017 and were generally set to expire for taxable years beginning after December 31, 2025. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to TRSs (the permissible value of TRS securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025. The OBBBA did not have a material impact on the Company’s financial condition and/or results of operations.

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

To attract and retain high performing individuals, we are committed to partnering with our associates to provide opportunities for their professional development and promote their health and well-being. We offer a broad range of benefits, and we believe our compensation package and benefits are competitive with others in our industry. In addition to base salary, many of our associates participate in an annual bonus plan and receive annual equity awards. Our benefits programs include a robust offering of medical, dental, vision, life, disability and a number of exciting ancillary benefits, all of which require modest associate contributions or are offered at no cost to associates. The Company also provides a Safe Harbor 401(k) program with both pretax and Roth offerings including a robust, fully vested matching contribution.

The Company has earned Great Place to Work certification for eight consecutive years and has been recognized as a recipient of Best Workplaces in Real Estate, Best Workplaces in New York, and Best Workplaces for Millennials.

The Company operates under a hybrid work model, which balances valuable face-to-face interactions with individual preferences for ideal work conditions. By focusing on communication, collaboration, and innovation, and by encouraging associates to be deliberate in where and how they choose to work, the model results in an engaged, satisfied and efficient workforce.

The Company’s executive and management team promotes a true “open door” environment in which all feedback and suggestions are welcome. Whether it be through regular face-to-face discussion, all employee calls, department meetings, frequent training sessions, Coffee Connections with the executive team, use of our BRAVO recognition program, participation in our leadership development programs, or suggestions through the Company's internet portal, associates are encouraged to be inquisitive and share ideas. Those ideas have resulted in a number of programs and benefit enhancements.

The Company promotes physical and mental health, including access to a national gym membership program and no cost access to numerous health and wellness applications for associates and their family members. It supports an internal Wellness Council and hosts regular wellness and nutrition seminars and health screenings.

Engaging in the community is important to the Company and its associates. Across the Company's numerous offices, associates host volunteer and social activities. The Company promotes and supports associate volunteerism with two volunteer days off per year and a Company matching program in support of each associate's charitable endeavors. Employees may participate in KIMunity Councils focused in the areas of culture, charitable and in-kind giving, wellness, sustainability, and tenant engagement.

The Company's executive offices are located at 500 North Broadway, Suite 201, Jericho, NY 11753, a mixed-use property that is wholly-owned by the Company, and its telephone number is 516-869-9000 or 1-800-764-7114. Nearly all corporate functions, including legal, data processing, finance and accounting are administered by the Company from its executive offices in Jericho, New York and supported by the Company’s regional offices. As of December 31, 2025, a total of 710 persons were employed by the Company, of which 32% were located in our corporate office with the remainder located in 30 offices throughout the United States or working remotely. The average tenure of our employees was 10.1 years.

Corporate Responsibility Programs

The Company strives to build a thriving and viable business, one that succeeds by delivering long-term value for its stakeholders. We believe that the Company’s Corporate Responsibility programs are aligned with its core business strategy of creating destinations for everyday living that inspire a sense of community and deliver value to its many stakeholders.

The Company’s Board of Directors sets the objectives for Company’s overall Corporate Responsibility programs and oversees enterprise risk management. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for overseeing the Company’s efforts with regard to the Company’s Corporate Responsibility matters.

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
Physical Risk
Acute Hazards - Windstorms

Increased frequency and intensity of windstorms, such as hurricanes, could lead to property damage, loss of property value, increased operating and capital costs and insurance premiums, and interruptions to business operations.

Acute Hazards - Flooding

Change in rainfall conditions leading to increased frequency and severity of flooding could lead to property damage, loss of property value, increased operating and capital costs and insurance premiums, and interruptions to business operations.

Acute Hazards and Chronic Stressors - Wildfires	Change in fire potential could lead to permanent loss of property, stress on human health (air quality) and stress on ecosystem services.
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
Transition Risk
Policy and Legal

Regulations at the federal, state and local levels, in addition to stakeholder adherence to international regulations, could impose additional operating and capital costs associated with utilities, energy efficiency, building materials and building design.

Reputation and Market

Increased interest among retail tenants in building efficiency, sustainable design criteria and "green leases," which incorporate provisions intended to promote sustainability at the property, could result in decreased demand for outdated space. Potential for fluctuating costs for carbon intensive raw materials used to construct and renovate properties.

Technology	Increasing market and regulatory expectations may result in increased investment in upgrading technology and assets, including training and startup costs.

The Company’s approach in mitigating these risks includes, but is not limited to (i) carrying additional insurance coverage relating to flooding and windstorms, (ii) maintaining a geographically diversified portfolio, which limits exposure to event driven risks, (iii) creating a form “green lease” for its tenants, which incorporates varied criteria that align landlord and tenant sustainability priorities as well as establishing green construction criteria and (iv) implementing emergency preparedness and operational energy and water efficiency programs.

In 2020, the Company issued $500.0 million in 2.70% notes due 2030 in its first green bond offering. The net proceeds were allocated to finance or refinance eligible green projects, aligned with the Green Bond Principles, 2018 as administered by the International Capital Market Association. As of June 30, 2024, the Company reached full allocation of the $500.0 million green bond. Additionally, the Company’s $2.0 billion Credit Facility is a green credit facility, which incorporates rate adjustments associated with attainment (or non-attainment) of Scope 1 and 2 greenhouse gas ("GHG") emissions reductions. The Company, at December 31, 2025, also has a credit agreement in which $310.0 million in term loans have rate adjustments that are also tied to the attainment (or non-attainment) of Scope 1 and 2 GHG emissions. During 2025, the Company attained the Scope 1 and 2 GHG emissions targets and achieved the maximum interest rate adjustment to its Credit Facility and certain of its term loans.

Additional information about our approach to corporate responsibility, including our corporate responsibility targets, is available in our Corporate Responsibility Report, which can be found on the Company’s website. Such information is not incorporated by reference into, and is not part of, this annual report on Form 10-K.

Information About Our Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2025:

Name	Age	Position	Joined Kimco
Conor C. Flynn	45	Chief Executive Officer and Director	2003
Ross Cooper	43	President, Chief Investment Officer and Director	2006
Glenn G. Cohen	61	Executive Vice President, Chief Financial Officer	1995
David Jamieson	45	Executive Vice President, Chief Operating Officer	2007

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
•
changes in demand for retail spaces, such as smaller store sizes as retailers reduce inventory and develop new prototypes;
•
customers' use of e-commerce and online store sites;
•
the attractiveness of our properties to tenants;
•
market disruptions due to global pandemics or other health epidemics;
•
the ability of tenants to pay rent, particularly national tenants with leases in multiple locations;
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
•
changes in laws and government policy and regulations, including those governing usage, zoning, the environment and taxes;
•
changes in property taxes including from impacts of inflation as property values are reassessed;
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

Numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties and properties for acquisition. Open-air shopping centers, including mixed-use assets, or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at or prior to renewal. Retailers at our properties may face increasing competition from other retailers, e-commerce, outlet malls, discount shopping clubs, and other forms of marketing goods, such as direct mail and internet marketing, all of which could (i) reduce rents payable to us, (ii) reduce our ability to attract and retain tenants at our properties; or (iii) lead to increased vacancy rates at our properties. We may fail to anticipate the effects of changes in consumer buying practices, particularly of growing online sales and the resulting retailing practices and space needs of our tenants or a general downturn in our tenants’ businesses, which may cause tenants to close stores or default in payment of rent.

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

At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay a number of lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close stores or declare bankruptcy. Any of these actions, which have impacted us and will continue to impact us from time to time, could result in the termination of tenants’ leases and the loss of rental income attributable to these tenants’ leases. In the event of a default by a tenant, we may experience delays and costs in enforcing our rights as landlord under the terms of the leases.

In addition, multiple lease terminations by tenants, or a failure by multiple tenants to occupy their premises in a shopping center could result in lease terminations or significant reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all, and our rental payments from our continuing tenants could significantly decrease. The occurrence of any of the situations described above, particularly involving a substantial tenant with leases in multiple locations, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Current geopolitical challenges could impact the U.S. economy and consumer spending and our results of operations and financial condition. The success of our business, and the success of our tenants in operating their businesses and their corresponding ability to pay us rent continue to be significantly impacted by many current economic challenges, which impact the performance of their businesses, including, but not limited to, inflation, labor shortages, including as a result of changes in immigration laws or their enforcement, tariffs or other trade restrictions, supply chain constraints, decreasing consumer confidence and discretionary spending, and elevated energy prices and interest rates.

E-commerce and other changes in consumer buying practices present challenges for many of our tenants and may require us to modify our properties, diversify our tenant composition and adapt our leasing practices to remain competitive.

Many of our tenants face strong competition from e-commerce and other sources that could cause them to reduce their size, limit the number of locations and/or suffer a general downturn in their businesses and ability to pay rent. We may also fail to anticipate the effects of changes in consumer buying practices, particularly of online sales and the resulting change in retailing practices and space needs of our tenants, which could have an adverse effect on our results of operations and cash flows. We are focused on anchoring and diversifying our properties with tenants that are more resistant to competition from e-commerce (e.g., groceries, essential retailers, restaurants and service providers), but there can be no assurance that we will be successful in modifying our properties, diversifying our tenant composition and/or adapting our leasing practices.

Our expenses may remain constant or increase, even if income from our real estate portfolio decreases, which could adversely affect our financial condition, results of operations and cash flows.

Costs associated with our business, such as common area expenses, utilities, insurance, real estate taxes, mortgage payments, and corporate expenses are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause our revenues to decrease. In addition, elevated or increased inflation could result in higher operating costs. If we are unable to lower our operating costs when revenues decline and/or are unable to pass along cost increases to our tenants, our financial condition, results of operations and cash flows could be adversely impacted.

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

From time to time, we acquire or develop properties or acquire other real estate related companies, and this creates risks.

We acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategies. We may not succeed in consummating desired acquisitions or in completing developments on time or within budget. When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover the costs of acquisition or development and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention from other activities. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may also abandon acquisition or development opportunities that management has begun pursuing and consequently fail to recover expenses already incurred and will have devoted management’s time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware of at the time of the acquisition. In addition, development of our existing properties presents similar risks.

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

We operate, are currently developing, and may in the future develop, properties either alone or through joint ventures and preferred equity investments with other persons that are known as “mixed-use” developments. This means that, in addition to the development of retail space, the project may also include space for residential, office, hotel or other commercial purposes. We have less experience in developing and managing non-retail real estate than we do with retail real estate. As a result, if a development project includes a non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience developing properties for such use or partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture and preferred equity investments, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves, including providing any necessary financing. In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. In the case of office properties, the risks also include changes in space utilization by tenants due to technology, economic conditions and business culture, declines in financial condition of these tenants and competition for credit worthy office tenants. In the case of hotel properties, the risks also include elevated or increased inflation and utilities that may not be offset by increases in room rates. We are also dependent on business and commercial travelers and tourism. Because we have less experience with residential, office and hotel properties than with retail properties, we expect to retain third parties to manage our residential and other non-retail components as deemed warranted. If we decide to not sell or participate in a joint venture or preferred equity investment and instead hire a third-party manager, we would be dependent on them and their key personnel who provide services to us, and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

Construction projects are subject to risks that materially increase the costs of completion.

From time to time, we decide to develop a vacant land parcel or redevelop existing properties, which subjects us to risks and uncertainties associated with construction and development. These risks include, but are not limited to, risks related to obtaining all necessary zoning, land-use, building occupancy and other governmental permits and authorizations, risks related to the environmental concerns of government entities or community groups, risks related to changes in economic and market conditions, especially in an inflationary environment, between development commencement and stabilization, risks related to construction labor disruptions, adverse weather, natural disasters, acts of God or shortages of materials and labor, which could cause construction delays and risks related to increases in the cost of labor and materials, which could cause construction costs to be greater than projected and adversely impact the amount of our development fees or our financial condition, results of operations and cash flows.

Supply chain disruptions and unexpected construction expenses and delays could impact our ability to timely deliver spaces to tenants and/or our ability to achieve the expected value of a construction project or lease, thereby adversely affecting our profitability.

The construction and building industry, similar to many other industries, is experiencing worldwide supply chain disruptions due to a multitude of factors that are beyond our control. Materials, parts and labor have also increased in cost over the past year or more, sometimes significantly and over a short period of time. We may incur costs for a property renovation or tenant buildout that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property or tenant space on schedule due to supply chain disruptions or labor shortages, including as a result of changes in immigration laws or their enforcement, which could result in increased debt service expense or construction costs. Additionally, some tenants may have the right to terminate their leases if a renovation project is not completed on time. The time frame required to recoup our renovation and construction costs and to realize a return on such costs can often be significant and materially adversely affect our profitability.

International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.

International trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, have adversely impacted and in the future could adversely impact our business. Many of our tenants sell imported goods, and tariffs or other trade restrictions have materially increased costs for these tenants and could continue to materially increase costs in the future. To the extent our tenants are unable to pass these costs on to their customers, our tenants’ operations have been, and in the future could be, adversely impacted, which among other things, could weaken demand by those tenants for our real estate. If the operations of potential future tenants are similarly adversely impacted, overall demand for our real estate may also weaken. In addition, international trade disputes, including those related to tariffs, have resulted and in the future could result in inflationary pressures that directly impact our costs, such as costs for steel, lumber and other materials applicable to our redevelopment projects. Trade disputes have adversely impacted global supply chains which could further increase costs for us and our tenants or delay delivery of key inventories and supplies.

The Americans with Disabilities Act of 1990 could require us to take remedial steps with respect to existing or newly acquired properties.

Our existing properties, as well as properties we may acquire, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The requirements of the ADA, or of other federal, state or local laws or regulations, also may change in the future and restrict further renovations of our properties with respect to access for disabled persons. From time to time, we have made changes to properties to comply with the ADA, and future compliance with the ADA may require expensive changes to our properties.

We do not have exclusive control over our joint venture and preferred equity investments, such that we are unable to ensure that our objectives will be pursued.

We have invested in some properties as a co-venturer or a partner, instead of owning directly. In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of these investments. As a result, the co-venturer or partner might have interests or goals that are inconsistent with ours, take action contrary to our interests or otherwise impede our objectives. These investments involve risks and uncertainties. The co-venturer or partner may fail to provide capital or fulfill its obligations, which may result in certain liabilities to us for guarantees and other commitments. Conflicts arising between us and our partners may be difficult to manage and/or resolve, and it could be difficult to manage or otherwise monitor the existing business arrangements. The co-venturer or partner also might become insolvent or bankrupt, which may result in significant losses to us.

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

We may not be able to recover our investments in mortgage and other financing receivables or other investments, which may result in significant losses to us.

Our investments in mortgage and other financing receivables are subject to specific risks relating to the borrower and the underlying collateral. In the event of a default by a borrower, it may be necessary for us to foreclose our mortgage or engage in costly negotiations. Delays in liquidating defaulted mortgage loans and repossessing and selling the underlying properties could reduce our investment returns. Furthermore, in the event of default, the actual value of the property collateralizing the mortgage may decrease. A decline in real estate values will adversely affect the value of our loans and the value of the properties collateralizing our loans.

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

The Company is required under generally accepted accounting principles in the United States of America (“GAAP”) to provide allowances for credit losses, under the current expected credit loss model (“CECL”), on certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, including related future funding commitments and accrued interest receivable. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model previously required under GAAP, which delayed recognition until it was probable a loss had been incurred. The CECL model has affected, and will continue to affect, how we determine our credit loss provision and has required us, and could continue to require us, to significantly increase our allowance for credit losses and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model creates more volatility in the level of our credit loss provisions. If we are required to materially increase our future level of credit loss allowances for any reason, such increase could adversely affect our business, results of operations and financial condition.

Our real estate assets may be subject to impairment charges.

We periodically assess whether there are any indicators that the value of our real estate assets may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted property cash flows are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as trends and prospects and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset or redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Impairment charges upon recognition could have a material adverse effect on our results of operations in the period in which the charge is taken.

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

Our international operations had included properties in Mexico and Canada and are subject to a variety of United States and foreign laws and regulations, including the United States Foreign Corrupt Practices Act and foreign tax laws and regulations. Although we have completed our efforts to exit our investments in Mexico and Canada, we cannot assure you that our past practices will continue to be found to be in compliance with such laws or regulations. In addition, we cannot predict the manner in which such laws or regulations might be administered or interpreted, or when, or the potential that we may face regulatory sanctions or tax audits as a result of our former international operations.

Cybersecurity attacks and incidents could materially impact our business, financial condition and results of operations.

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

We, and our third-party service providers, like all businesses, are subject to cyberattacks and security incidents that threaten the confidentiality, integrity, and availability of our IT systems and information resources. Cyberattacks and security incidents include intentional or unintentional acts by employees, customers, contractors or third parties, who seek to gain unauthorized access to our or our service providers’ systems to disrupt operations, corrupt data, or steal confidential or personal information through malware, computer viruses, ransomware, software or hardware vulnerabilities, social engineering (e.g., phishing attachments to e-mails) or other vectors.

Cyberattacks are becoming more challenging to identify, investigate and remediate, because attackers increasingly use techniques and tools, including artificial intelligence, that circumvent controls, avoid detection, and remove or obscure forensic evidence, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict. There can be no assurance that our cybersecurity risk management program, security controls and security processes, or those of our third-party service providers will be fully implemented, complied with, or effective or that security breaches or disruptions will not materially impact our business. For example, scanning tools deployed in our IT environment allows us to identify and track certain known security vulnerabilities, but we cannot guarantee that patches or mitigating measures will be applied before vulnerabilities can be exploited by a threat actor.

We have experienced cybersecurity incidents that to date have not resulted in, and are not expected to result in, a material impact on the Company’s business operations or financial results. For example, we are regularly subject to phishing attempts, certain of our third-party service providers have experienced incidents, and in February 2023, the Company experienced a criminal ransomware attack affecting data contained on legacy servers of Weingarten Realty Investors (“WRI”), which the Company acquired in August 2021. Although none of these incidents materially impacted the Company, we cannot guarantee that material incidents will not occur in the future. Moreover, we have acquired in the past and may acquire in the future companies with cybersecurity vulnerabilities or unsophisticated security measures, which could expose us to significant cybersecurity, operational, and financial risks.

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

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We have adopted generative artificial intelligence tools into our systems for specific use cases, subject to the artificial intelligence use policies that have been established by our legal and information security teams, and we are continuing to evaluate additional uses for generative artificial intelligence. Moreover, artificial intelligence or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. Our vendors or other third-party partners may incorporate generative artificial intelligence tools into their services and deliverables without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or a privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Additionally, the incorporation of artificial intelligence by our clients, vendors, contractors and other third parties into their products or services, with or without our knowledge, could give rise to issues pertaining to ethical, data privacy, information security and intellectual property considerations.

Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. In addition, uncertainty in the legal regulatory regime relating to artificial intelligence may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time. Legal and regulatory obligations related to artificial intelligence may prevent or limit our ability to use artificial intelligence in our business, lead to regulatory fines or penalties, require implementation of costly compliance measures, or require us to change our business practices. If we cannot use artificial intelligence, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Our operations are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, tornados, earthquakes, snowstorms, floods and fires, and the frequency of these natural disasters and severe weather conditions may increase due to climate change. The occurrence of natural disasters, severe weather conditions and the effects of climate change, including extreme temperatures or changes to meteorological or hydrological patterns, can delay new development or redevelopment projects, decrease the attractiveness of locations, increase investment costs to repair or replace damaged properties (or make repair or replacement impossible), increase operation costs, including the cost of energy at our properties, increase costs for future property insurance, negatively impact the tenant demand for lease space and cause substantial damages or losses to our properties, which could exceed any applicable insurance coverage. The incurrence of any of these losses, costs or business interruptions may adversely affect our financial condition, results of operations and cash flows.

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

Our business and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the COVID-19 pandemic.

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

Worldwide financial markets have experienced periods of extraordinary disruption and volatility, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial condition or liquidity could be materially and adversely affected. These market conditions may affect the Company's ability to access debt and equity capital markets. In addition, as a result of recent financial events, we may face increased regulation.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which may adversely affect us.

From time to time, we use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk. These and similar hedging arrangements involve risks, including the risks that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may reduce the benefits to us if interest rates decline. Developing and implementing an interest rate risk strategy is complex, and there can be no assurance that our hedging activities will be completely effective at insulating us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial effect on our results of operations or financial condition. Further, should we choose to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligations under such agreement.

We are subject to risks and costs arising from disclosures, commitments, evaluations and other items related to sustainability or corporate responsibility.

Scrutiny from investors and other stakeholders on how companies address a variety of sustainability-related matters, such as climate and human capital management, has increased in recent years. We engage in certain initiatives, including disclosures, to address such matters and related stakeholder expectations; however, such initiatives can be costly and may not have the desired effect. For example, as part of our sustainability efforts, we have adopted certain corporate responsibility goals, including GHG emissions reduction targets and other initiatives. If we cannot meet these goals fully or on time, we may face reputational damage. Moreover, many corporate responsibility initiatives leverage methodologies and data that are complex, and in some cases subjective or prone to error or misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many corporate responsibility matters. For example, various relevant third-party standards continue to evolve, including those regarding the monitoring and accounting of GHG emissions and reductions, including the standards and/or targets issued by the GHG

Protocol. Our approach to corporate responsibility matters evolves, and we cannot guarantee that our approach will align with any particular stakeholder’s expectations or preferences or will meet the expectations or requirements of the various third-party standards. We continue to evaluate our strategy and goals and may choose to update our targets and goals. We may face reputational damage, including impacts to any related ratings, or additional costs in the event our sustainability procedures, goals or standards do not meet the standards set by various constituencies, and any failure to successfully navigate competing stakeholder interests may also result in adverse impacts to our business. Both advocates and opponents to certain corporate responsibility matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives, and corporate responsibility matters have attracted negative commentary and regulatory attention in the broader business sector. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

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

From time to time, we have accessed the credit and/or equity markets to obtain additional debt or equity financing. We cannot assure you that we will be able to obtain additional debt or equity financing in the future or that we will be able to obtain financing on terms favorable to us. The inability to obtain financing on a timely basis could have negative effects on our business, such as:

•
we could have difficulty acquiring or developing properties, which would materially adversely affect our investment strategy;
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

We have substantial indebtedness. The level of indebtedness could have adverse consequences on our business, such as:

•
requiring the Company to use a substantial portion of our cash flow from operations to service our indebtedness, which reduces the available cash flow to fund working capital, capital expenditures, development projects, and other general corporate purposes and reduce cash for distributions;
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
•
restricting the way in which we conduct our business due to financial and operating covenants in the agreements governing our existing and future indebtedness;
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

We are exposed to interest rate risk, primarily through our unsecured revolving credit facility. Borrowings under our unsecured revolving credit facility and commercial paper program bear interest at a floating rate, and as a result, elevated or increased interest rates will increase the amount of interest we must pay. Our interest rate risk may materially change in the future if we increase our borrowings under this facility. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. Increases in interest rates on any of our variable-rate debt would result in an increase in interest expense, which could have an adverse effect on our results of operations, financial condition, and liquidity. For additional information with respect to interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

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

In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, the composition of our assets and the sources of our gross income. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. Furthermore, we own a direct or indirect interest in certain subsidiary REITs which have elected to be taxed as REITs for U.S. federal income tax purposes under the Code. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. The failure of a subsidiary REIT to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT.

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

To qualify as a REIT, we generally must distribute annually to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends paid deduction and, excluding any net capital gain, and we will be subject to regular U.S. federal corporate income taxes to the extent we distribute for any year less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. While we have historically satisfied these distribution requirements by making cash distributions to our stockholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. Assuming we continue to satisfy these distribution requirements with cash, we may need to borrow funds to meet the REIT distribution requirements and avoid the payment of income and excise taxes even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of cash reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market's perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flows and per share trading price of our common stock.

If Kimco OP were to fail to qualify as a partnership for federal income tax purposes, the Parent Company would fail to qualify as a REIT and suffer other adverse consequences.

We believe that Kimco OP is treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for federal income tax purposes. As an entity treated as a partnership for federal income tax purposes, Kimco OP is not subject to federal income tax on its income. Instead, each of its partners, including the Parent Company, is allocated, and may be required to pay tax with respect to, that partner’s share of Kimco OP’s income. No assurance can be provided, however, that the IRS will not challenge Kimco OP’s status as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating Kimco OP as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, the Parent Company would fail to meet certain of the gross income tests and asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Such REIT qualification failure could impair our ability to expand our business and raise capital, and would materially adversely affect the value of the Parent Company’s stock and the OP Units. Also, the failure of Kimco OP to qualify as a partnership would cause it to become subject to federal corporate income tax, which could reduce significantly the amount of its cash available for debt service and for distribution to its partners, including the Parent Company.

Tax liabilities and attributes inherited in connection with acquisitions may adversely impact our business.

From time to time, we may acquire other corporations or entities and, in connection with such acquisitions, we may succeed to the tax attributes and liabilities of such entities. For example, if we acquire a C corporation and subsequently dispose of its assets within five years of the acquisition, we could be required to pay tax on any built-in gain attributable to such assets determined as of the date on which we acquired the assets. In addition, in order to qualify as a REIT, at the end of any taxable year, we must not have any earnings and profits accumulated in a non-REIT year. As a result, if we acquire a C corporation, we must distribute the corporation’s earnings and profits accumulated prior to the acquisition before the end of the taxable year in which we acquire the corporation. We also could be required to pay the acquired entity’s unpaid taxes even though such liabilities arose prior to the time we acquired the entity.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business, which under prior applicable law was set to expire for taxable years beginning after December 31, 2025. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, or is held through a taxable REIT subsidiary, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT. The OBBBA, enacted on July 4, 2025, permanently extends the 20% deduction. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program leverages the National Institute of Standards and Technology (“NIST”) cybersecurity framework, which organizes cybersecurity risks into six categories: govern, identify, protect, detect, respond and recover. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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

Key elements of our cybersecurity risk management program include, but are not limited to, the following:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems and information, including ongoing vulnerability analysis assessments and penetration testing conducted by a third party;
•
a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
semi-annual cybersecurity awareness training for all employees including senior management;
•
periodic internal assessments of our cybersecurity controls, processes and infrastructure;
•
a cybersecurity incident response plan, which is exercised annually with senior management, that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for critical service providers based on each provider's respective risk profile.

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

We have a Cyber Risk Committee (“Cyber Committee”) which reviews and reports on cybersecurity risks and related issues. Chaired by the Chief Information Security Officer ("CISO"). The Cyber Committee is comprised of senior management from various business units within the Company and meets at least quarterly to review the status of the Company’s overall cybersecurity risk management program, as well as controls and procedures and to stay up to date regarding relevant legislative, regulatory, and technical developments. The Cyber Committee is responsible for assessing and managing our material risks from cybersecurity threats. The Cyber Committee oversees our cybersecurity risk management program in conjunction with our CISO. The day-to-day management of cybersecurity is the responsibility of our Vice President, CISO, who reports directly to the Chief Innovation and Transformation Officer. Our CISO has over 25 years of experience in information technology and cybersecurity and holds the following credentials: Certified Information Systems Security Professional (CISSP) and Certified Chief Information Security Officer (CCISO). Our CISO supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

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

The Company conducts mandatory semi-annual employee cybersecurity awareness training and internal phishing exercises for employees, supplemented by regular communications to employees on the escalation process for reporting incidents, vulnerabilities, or suspicious activities to the appropriate information technology stakeholders. When security issues arise, the Company conducts a prompt investigation and initiates response protocols and other measures to protect the Company and its valued employees and key stakeholders.

During the year ended December 31, 2025, the Company did not experience any cybersecurity incidents that had a material impact on the Company’s business strategy, results of operations, or financial condition. Additionally, the Company did not experience any known material third-party information security breaches during the year ended December 31, 2025.

Item 2. Properties

Real Estate Portfolio

As of December 31, 2025, the Company had interests in 565 shopping center properties aggregating 100.2 million square feet of GLA located in 29 states. In addition, the Company had 66 other property interests, primarily including net leased properties, preferred equity investments, and other investments, totaling 5.4 million square feet of GLA. Open-air shopping centers comprise the primary focus of the Company's current portfolio. As of December 31, 2025, the Company’s proportionate share of its portfolio occupancy was 96.4%.

The Company's open-air shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of 177,308 square feet as of December 31, 2025. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with redevelopment, major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2025, the Company expended $192.6 million in connection with property redevelopments and renovations and $155.0 million related to tenant improvements and allowances.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners. The Company's open-air shopping centers are usually "anchored" by a grocery store, home improvement center, off-price retailer, discounter or service-oriented tenant. As one of the original participants in the growth of the shopping center industry and the nation's largest owner and operator of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include The TJX Companies, Ross Stores, Burlington Stores, Inc., Amazon/Whole Foods Market, Albertsons Companies, Inc., PetSmart, The Home Depot, Ahold Delhaize, Dick's Sporting Goods, and Kroger.

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of December 31, 2025, no single open-air shopping center accounted for more than 1.2% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.3% of the Company’s total shopping center GLA. At December 31, 2025, the Company’s five largest tenants were The TJX Companies, Ross Stores, Burlington Stores, Inc., Amazon/Whole Foods Market, and Albertsons Companies, Inc., which represented 3.8%, 1.9%, 1.8%, 1.8% and 1.7%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of annualized base rental revenues from properties in which the Company has less than a 100% economic interest.

The following table shows the number of properties, total proportionate share of GLA and total proportionate share of annualized base rental revenues (including % of total) for the Company’s top 10 major metropolitan markets by total proportionate share of annualized based rent as of December 31, 2025. Amounts for GLA and annualized base rent in thousands:

Market	Rank	Number of Properties	Total Proportionate Share of GLA	Total Proportionate Share of Annualized Base Rent	% of Gross Annualized Base Rent
New York	1	72	6,828	$175,412	10.1%
Baltimore, Washington D.C.	2	47	8,125	$169,736	10.0%
Los Angeles, Orange County, San Diego	3	47	7,391	$153,935	9.1%
Miami, Ft. Lauderdale	4	47	7,198	$150,944	8.9%
Houston	5	31	6,073	$130,490	7.7%
San Francisco, Sacramento, San Jose	6	24	3,032	$81,916	4.8%
Phoenix	7	23	4,534	$66,173	3.9%
Philadelphia	8	21	3,041	$59,299	3.5%
Orlando	9	12	2,422	$59,156	3.5%
Atlanta	10	19	3,231	$52,720	3.1%

A substantial portion of the Company's income consists of rent received under long-term leases. Most of the leases provide for the payment of fixed-base rentals monthly in advance and for the payment by tenants of an allocable share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the shopping centers (certain of the leases provide for the payment of a fixed-rate reimbursement of these such expenses). Although many of the leases require the Company to make roof and structural repairs as needed, a number of tenant leases place that responsibility on the tenant, and the Company may be reimbursed by the tenant for its proportionate share of common area maintenance. Additionally, many of the leases provide for reimbursements by the tenant of capital expenditures.

Minimum base rental revenues, operating expense reimbursements, and percentage rents accounted for 98% of the Company's total revenues from rental properties for the year ended December 31, 2025. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth. Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases. The Company’s leases may also include escalation clauses, which provide for increases based upon changes in the consumer price index or similar inflation indices.

As of December 31, 2025, the Company’s consolidated operating portfolio, comprised of 458 shopping center properties aggregating 79.5 million square feet of GLA, was 96.6% leased. The consolidated operating portfolio consists entirely of properties located in the U.S., inclusive of Puerto Rico. For the period of January 1, 2025 to December 31, 2025, the Company increased the average base rent per leased square foot, which includes the impact of tenant concessions, in its consolidated portfolio of open-air shopping centers from $20.36 to $21.05, an increase of $0.69. This increase primarily consists of (i) a $0.52 increase relating to rent step-ups within the portfolio and new leases signed, net of leases vacated, (ii) a $0.10 increase relating to acquisitions and (iii) a $0.07 increase relating to dispositions.

The Company has a total of 9,444 leases in the consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the total annualized base rent expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annualized Base Rent Expiring	% of Gross Annual Rent
(1)	166	633	$13,093	0.9%
2026	903	6,629	$116,489	7.6%
2027	1,370	9,977	$191,902	12.5%
2028	1,448	11,308	$227,247	14.8%
2029	1,297	9,697	$198,452	12.9%
2030	1,164	8,710	$189,439	12.3%
2031	813	6,461	$129,356	8.4%
2032	482	3,752	$73,006	4.7%
2033	475	3,695	$73,310	4.8%
2034	432	3,433	$77,069	5.0%
2035	404	3,613	$76,073	4.9%

(1)
Leases currently under a month-to-month lease or in process of renewal.

During 2025, the Company executed 1,557 leases totaling approximately 10.8 million square feet in the Company’s consolidated operating portfolio comprised of 502 new leases and 1,055 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $149.2 million, or $41.65 per square foot. These costs include $115.6 million of tenant improvements and $33.6 million of external leasing commissions. The average rent per square foot for (i) new leases was $22.61 and (ii) renewals and options was $21.50. The Company will seek to obtain rents that are higher than amounts within its expiring leases, however, there are many variables and uncertainties which can significantly affect the leasing market at any time; as such, the Company cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Ground-Leased Properties

The Company has interests in 36 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company primarily to construct and/or operate a shopping center. The Company pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements reverts to the landowner.

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

Holders: The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,567 as of January 30, 2026.

Dividends: Since the IPO, the Company has paid regular quarterly cash dividends to its stockholders. While the Company intends to continue paying regular quarterly cash dividends, future dividend declarations will be paid at the discretion of the Board of Directors and will depend on the actual cash flows of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate operating fundamentals. The Company is required by the Code to distribute annually at least 90% of its REIT taxable income determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes for any year less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. The actual cash flow available to pay dividends will be affected by a number of factors, including the revenues received from operating properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company, the ability to refinance near-term debt maturities and any unanticipated capital expenditures. The following table reflects the income tax status of distributions per share paid to holders of shares of our common stock:

	Year Ended December 31,
	2025	2024
Dividend paid per share	$1.01	$0.97
Ordinary income	98%	68%
Capital gains	1%	32%
Return of capital	1%	-

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

The Company does not believe that the preferential rights available to the holders of its 5.125% Class L Cumulative Redeemable Preferred Stock ("Class L Preferred Stock"), 5.250% Class M Cumulative Redeemable Preferred Stock ("Class M Preferred Stock"), and 7.250% Class N Cumulative Convertible Perpetual Preferred Stock ("Class N Preferred Stock"), the financial covenants contained in its public bond indentures, as amended, or the credit agreement for its Credit Facility and bank term loans will have an adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT. See Footnote 20 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The Company maintains a dividend reinvestment and direct stock purchase plan (the "DRIP Plan") pursuant to which common stockholders and other interested investors may elect to automatically reinvest their dividends to purchase shares of the Company’s common stock or, through optional cash payments, purchase shares of the Company’s common stock. The Company may, from time-to-time, either (i) purchase shares of its common stock in the open market or (ii) issue new shares of its common stock for the purpose of fulfilling its obligations under the DRIP Plan.

Recent Sales of Unregistered Securities: None.

Issuer Purchases of Equity Securities:

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock. During January 2026, the Company’s Board of Directors amended this authorization to be perpetual so it does not expire.

During November 2025, the Company established a new common share repurchase program, which superseded and replaced the Company's prior share repurchase program established in February 2018. Under this new program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $750.0 million. This program does not expire. During the year ended December 31, 2025, the Company repurchased 6.1 million shares of common stock for an aggregate purchase price of $120.3 million (weighted average price of $19.79 per share), of which $61.5 million was under the new common share repurchase program. As of December 31, 2025, the Company had $688.5 million available under this new common share repurchase program.

During the year ended December 31, 2025, the Company also repurchased 544,716 shares of the Company’s common stock for an aggregate purchase price of $12.1 million (weighted average price of $22.20 per share) in connection with shares of common stock surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

The following table presents information regarding the shares of common stock repurchased by the Company during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2025 - October 31, 2025	-	$-	-	$166.0
November 1, 2025 - November 30, 2025	686,769	19.98	669,936	$736.6
December 1, 2025 - December 31, 2025	2,414,234	19.96	2,410,233	$688.5
Total	3,101,003	$19.96	3,080,169

Total Stockholder Return Performance: The following performance chart compares, over the five years ended December 31, 2025, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REITs Index (the “NAREIT Equity REITs”) prepared and published by the National Association of Real Estate Investment Trusts (“NAREIT”). The NAREIT Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property.

Stockholder return performance, presented annually for the five years ended December 31, 2025, is not necessarily indicative of future results. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
(December 2020 to December 2025)
Dollars ($)
250
200
150
100
50
0
12/20
12/21
12/22
12/23
12/24
12/25
Years
Kimco Realty Corporation
S&P 500 Index
FTSE NAREIT Equity REITs Index

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends, for the years ended December 31, 2021, 2022, 2023, 2024 and 2025.

Source: S&P Global Market Intelligence

Comparison of 5 year cumulative total return data points
	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24	Dec-25
Kimco Realty Corporation	$100	$169	$151	$160	$184	$167
S&P 500	$100	$129	$105	$133	$166	$196
NAREIT Equity REITs	$100	$143	$108	$123	$134	$138

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

The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly owned subsidiaries and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the consolidation guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification. The Company applies these provisions to each of its joint venture investments to determine whether the cost, equity or consolidation method of accounting is appropriate. The Company evaluates performance on a property specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP.

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

Trade Accounts Receivable

The Company reviews its trade accounts receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. The Company evaluates the probability of the collection of the lessee’s total accounts receivable, including the corresponding straight-line rent receivable balance on a lease-by-lease basis. Determining the probability of collection of substantially all lease payments during a lease term requires significant judgment. The Company’s analysis of its accounts receivable included (i) customer credit worthiness, (ii) assessment of risk associated with the tenant, and (iii) current economic trends. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. The Company includes provision for doubtful accounts in Revenues from rental properties, net. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease and will only recognize lease income on a cash basis. In addition to the lease-specific collectability assessment, the analysis also recognizes a general reserve, as a reduction to Revenues from rental properties, net for its portfolio of operating lease receivables, which are not expected to be fully collectible based on the Company’s historical and current collection experience and the potential for settlement of arrears. Although the Company estimates uncollectible receivables and provides for them through charges against Revenues from rental properties, net actual results may differ from those estimates. For example, in the event that the Company’s collectability determinations are not accurate, and the Company is required to write off additional receivables equaling 1% of the outstanding Accounts and other receivables, net balance at December 31, 2025, the Company’s rental income and net income would decrease by $3.7 million for the year ended December 31, 2025. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, any outstanding lease receivables (including straight-line rent receivables) are reinstated with a corresponding increase to rental income.

Real Estate

Valuation of Real Estate, and Intangible Assets and Liabilities

The Company’s investments in real estate properties are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

Transaction costs related to acquisitions that qualify as asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be business combinations are expensed as incurred. Also, upon acquisition of real estate operating properties in either an asset acquisition or business combination, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, and in-place leases, where applicable), any assumed debt and/or redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Fair value contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of any tangible and intangible assets and liabilities acquired are determined by utilizing various valuation techniques and other information, including replacement cost, direct capitalization method, discounted cash flow method, sales comparison approach, similar fair value models, or executed purchase and sale agreements. Fair value estimates determined using the direct capitalization and discounted cash flow methods employ significant assumptions, such as normalized net operating income, stabilized net operating income, income growth rates, market lease rates, discount rates, terminal capitalization rates, planned capital expenditures, estimates of future cash flows, and other market data. In allocating the purchase price to identified intangible assets and liabilities of acquired properties, the value of above-market and below-market leases is estimated based on the difference between the contractual amounts, including fixed rate below-market lease renewal options, and management’s estimate of the market lease rates and other lease provisions discounted over a period equal to the estimated remaining term of the lease using an appropriate discount rate. In determining the value of in-place leases, management considers current market conditions, market lease rates, costs to execute new or similar leases and carrying costs during the expected lease-up period from vacant to existing occupancy.

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

During 2025, the Company acquired properties for a net real estate fair value of $286.5 million, of which $1.1 million, or less than 1% of the net real estate fair value, was allocated to above-market leases and $9.4 million, or 3% of the net real estate fair value, was allocated to below-market leases. If the amounts allocated in 2025 to above-market and below-market leases were each reduced by 1% of the net real estate fair value, the net annual market lease amortization through rental income would decrease by $0.6 million (using the weighted average useful life of above-market and below-market leases at each respective acquired property).

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

Financial Highlights

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2025:

Financial and Portfolio Information:

•
Net income available to the Company’s common shareholders was $554.4 million, or $0.82 per diluted share, for the year ended December 31, 2025 as compared to $375.7 million, or $0.55 per diluted share, for the year ended December 31, 2024.
•
Funds From Operations ("FFO"), a supplemental non-GAAP financial measure of REIT performance, available to the Company’s common shareholders was $1.19 billion, or $1.76 per diluted share, for the year ended December 31, 2025, as compared to $1.11 billion, or $1.65 per diluted share, for the corresponding period in 2024 (see additional disclosure on FFO beginning on page 44).
•
Same property net operating income (“Same property NOI”) was $1.57 billion and $1.52 billion for the years ended December 31, 2025 and 2024, respectively, an increase of 3.0% (see additional disclosure on Same property NOI beginning on page 45).
•
Executed 1,557 new leases, renewals and options totaling approximately 10.8 million square feet in the consolidated operating portfolio during the year ended December 31, 2025.
•
Consolidated operating portfolio occupancy at December 31, 2025 was 96.6% as compared to 96.4% at December 31, 2024.

Acquisitions, Dispositions and Other Activity (see Footnotes 2, 4, 5, and 7 of the Notes to Consolidated Financial Statements included in this Form 10-K):

•
Acquired two operating properties and two parcels, in separate transactions, for $209.3 million.
•
Acquired an operating property for an aggregate purchase price of $77.2 million from a joint venture in which the Company previously held a noncontrolling ownership interest.
•
Disposed of four operating properties and six parcels, in separate transactions, for an aggregate sales price of $109.3 million, which resulted in aggregate gains of $62.7 million, before noncontrolling interests and taxes.

Capital Activity (for additional details see Liquidity and Capital Resources below):

•
Issued $500.0 million of 5.30% unsecured notes maturing February 2036.
•
Repaid $740.5 million of unsecured notes, which bore interest at rates ranging from 3.30% to 3.85% with maturity dates ranging from February 2025 to June 2025.
•
Assumed $31.4 million of mortgage debt through the acquisition of an operating property, and repaid $48.9 million of mortgage debt that encumbered three operating properties.
•
Repurchased 6.1 million common shares for an aggregate cost of $120.3 million.
•
Repurchased 58,342 Class N Preferred Stock depositary shares for an aggregate cost of $3.5 million.
•
As of December 31, 2025, had $2.2 billion in immediate liquidity, including $212.8 million of cash, cash equivalents and restricted cash.

As a result of the above debt activity, the Company’s consolidated debt maturity profile, including extension options as of December 31, 2025, is as follows:

•
As of December 31, 2025, the Company’s consolidated debt had a weighted average interest rate of 4.00% and a weighted average maturity profile of 7.9 years.

The Company faces external factors which may influence its future results from operations. There remains significant uncertainty in the current macro-economic environment, driven by inflationary pressure and elevated interest rates. These factors have impacted, and are expected to continue to impact, consumer discretionary spending and many of our tenants. The convenience and availability of e-commerce has continued to impact the retail sector, which could affect our ability to increase or maintain rental rates and our ability to renew expiring leases and/or lease available space. To better position itself, the Company’s strategy has been to attract local area customers to its properties by providing a diverse and robust tenant base across a variety of retailers, including grocery stores, off-price retailers, discounters and service-oriented tenants, which offer buy online and pick up in store, off-price merchandise and day-to-day necessities.

The Company’s portfolio is focused on first-ring suburbs around major metropolitan-area U.S. markets, predominantly on the east and west coasts and in the Sun Belt region, which are supported by strong demographics, significant projected population growth, and where the Company perceives significant barriers to entry. The Company owns a predominantly grocery-anchored portfolio clustered in the nation’s top markets. The Company believes it can continue to increase its occupancy levels, rental rates and overall rental growth. In addition, the Company, on a selective basis, has developed or redeveloped projects, which include residential and mixed-use components.

As part of the Company’s investment strategy, each property is evaluated for its highest and best use, which may include residential and mixed-use components. In addition, the Company may consider other opportunistic investments related to retailer controlled real estate, such as, repositioning underperforming retail locations, retail real estate financing and bankruptcy transaction support. The Company may dispose of certain properties. If the estimated fair value for any of these assets is less than their net carrying values, the Company would be required to take impairment charges and such amounts could be material. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. Risk Factors.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following table presents the comparative results from the Company’s Consolidated Statements of Income for the year ended December 31, 2025, as compared to the corresponding period in 2024 (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	Change
Revenues
Revenues from rental properties, net	$2,121,400	$2,019,065	$102,335
Management and other fee income	18,716	17,949	767
Operating expenses
Rent (1)	(16,776)	(16,837)	61
Real estate taxes	(277,478)	(261,700)	(15,778)
Operating and maintenance (2)	(368,080)	(359,116)	(8,964)
General and administrative (3)	(133,015)	(138,140)	5,125
Impairment charges	(9,517)	(4,476)	(5,041)
Merger charges	-	(25,246)	25,246
Depreciation and amortization	(627,090)	(603,685)	(23,405)
Gain on sale of properties	62,663	1,274	61,389
Other income/(expense)
Other income, net	2,047	28,074	(26,027)
Mortgage and other financing income, net	50,958	29,531	21,427
Gain/(loss) on marketable securities, net	3	(27,679)	27,682
Interest expense	(330,196)	(307,806)	(22,390)
Provision for income taxes, net	(1,046)	(25,417)	24,371
Equity in income of joint ventures, net	96,781	83,827	12,954
Equity in income of other investments, net	3,440	9,821	(6,381)
Net income attributable to noncontrolling interests	(8,069)	(8,654)	585
Preferred stock redemption charges	-	(3,304)	3,304
Preferred dividends, net	(30,311)	(31,763)	1,452
Net income available to the Company's common shareholders	$554,430	$375,718	$178,712
Net income available to the Company's common shareholders:
Diluted per share	$0.82	$0.55	$0.27

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

Net income available to the Company’s common shareholders was $554.4 million for the year ended December 31, 2025, as compared to $375.7 million for the comparable period in 2024. On a diluted per share basis, Net income available to the Company’s common shareholders for the year ended December 31, 2025 was $0.82, as compared to $0.55 for the comparable period in 2024. For additional disclosure, see Footnote 28 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The following describes the changes of certain line items included on the Company’s Consolidated Statements of Income that the Company believes changed significantly and affected Net income available to the Company’s common shareholders during the year ended December 31, 2025, as compared to the corresponding period in 2024:

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $102.3 million is primarily from (i) a net increase in revenues from tenants of $55.8 million, primarily due to an increase in leasing activity and net growth in the current portfolio, (ii) an increase in revenues of $38.4 million due to properties acquired during 2025 and 2024, (iii) an increase in lease termination fee income of $6.2 million and (iv) an increase in net straight-line rental income of $5.0 million, primarily due to changes in reserves, partially offset by (v) a decrease in revenues of $3.1 million due to dispositions in 2025 and 2024.

Real estate taxes –

The increase in Real estate taxes of $15.8 million is primarily due to (i) an increase of $4.5 million due to properties acquired during 2025 and 2024, (ii) an overall increase in assessed values in the current portfolio and (iii) timing of real estate tax refunds.

Operating and maintenance –

The increase in Operating and maintenance expense of $9.0 million is primarily due to (i) an increase of $5.5 million resulting from properties acquired during 2025 and 2024, (ii) an overall increase in operating costs of $4.5 million, (iii) an increase in snow removal costs of $1.9 million and (iv) an increase in repairs and maintenance expense of $1.1 million, partially offset by (v) lower insurance expense of $4.0 million.

General and administrative –

The decrease in General and administrative expense of $5.1 million is primarily due to a decrease in employee-related benefit expenses of $4.9 million.

Impairment charges –

During the years ended December 31, 2025 and 2024, the Company recognized impairment charges of $9.5 million and $4.5 million, respectively, primarily related to adjustments to property carrying values for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third-party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy. For additional disclosure, see Footnotes 6 and 18 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Merger charges –

During the year ended December 31, 2024, the Company incurred costs of $25.2 million, associated with the RPT Merger, primarily comprised of severance and professional and legal fees (see Footnote 2 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Depreciation and amortization –

The increase in Depreciation and amortization of $23.4 million is primarily due to (i) an increase of $32.5 million due to depreciation commencing on certain redevelopment and tenant improvement projects that were placed into service during 2025 and 2024 and (ii) an increase of $21.2 million resulting from properties acquired during 2025 and 2024, partially offset by (iii) a net decrease of $30.3 million due to fully depreciated assets and write-offs, primarily from vacated tenants, dispositions, and demolition during 2025 and 2024.

Gain on sale of properties –

During 2025, the Company disposed of four operating properties and six parcels, in separate transactions, for an aggregate sales price of $109.3 million, which resulted in aggregate gains of $62.7 million. During 2024, the Company disposed of 11 operating properties and 10 parcels, in separate transactions, for an aggregate sales price of $255.1 million, which resulted in aggregate gains of $1.3 million.

Other income, net –

The decrease in Other income, net of $26.0 million is primarily due to (i) a decrease in interest income of $14.9 million resulting from lower cash balances during 2025 as compared to 2024, (ii) $6.9 million in higher costs associated with potential transactions for which the Company is no longer pursuing, (iii) a decrease of $1.9 million from insurance proceeds received from 2025 as compared to 2024, (iv) a decrease of $1.5 million from settlement proceeds of a contract during 2024, (v) an increase in environmental remediation costs of $1.2 million, and (vi) a decrease in dividend income of $1.2 million, primarily due to the sale of the remaining shares of ACI common stock held by the Company during 2024, partially offset by (vii) an increase of $2.2 million due to mark-to-market fluctuations of an embedded derivative liability.

Mortgage and other financing income, net –

The increase in Mortgage and other financing income, net of $21.4 million is primarily due to (i) the Company’s origination of new loan financings during 2025 and 2024 and (ii) a change in allowance for credit losses, net of $6.9 million, partially offset by (iii) loan repayments during 2025 and 2024.

Gain/(loss) on marketable securities, net –

The change in gain/(loss) on marketable securities, net of $27.7 million is primarily the result of mark-to-market fluctuations and the sale of the Company's remaining shares of ACI common stock during 2024.

Interest expense –

The increase in Interest expense of $22.4 million is primarily due to (i) the issuance of unsecured notes and assumption of mortgage loans during 2025 and 2024, partially offset by (ii) the paydown of lower coupon unsecured notes and repayment of mortgage loans during 2025 and 2024.

Provision for income taxes, net –

The decrease in Provision for income taxes, net of $24.4 million is primarily due to the Company's sale of shares of ACI common stock during 2024, which generated taxable long-term capital gains.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $13.0 million is primarily due to (i) higher gains of $5.1 million primarily due to a gain on change in control from the purchase of an additional interest in an operating property, (ii) higher equity in income of $4.4 million, primarily due to the restructuring of a joint venture, and (iii) a decrease in interest expense of $3.5 million.

Equity in income of other investments, net –

The decrease in Equity in income of other investments, net of $6.4 million is primarily due to (i) a decrease in profit participation and lower equity in income of $8.0 million, resulting primarily from the sale of properties within the Company’s Preferred Equity Program during 2024, partially offset by (ii) impairments of $1.6 million.

Preferred stock redemption charges –

During 2024, the Company incurred preferred stock redemption charges of $3.3 million in connection with the tender offer to purchase any and all outstanding Class N Preferred Stock depositary shares, which expired on December 12, 2024 ("Class N Tender Offer").

Comparison of the years ended December 31, 2024 and 2023

Information pertaining to fiscal year 2023 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 21, 2025.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, and immediate access to the Credit Facility with bank commitments of $2.0 billion, which can be increased to $2.75 billion through an accordion feature. During January 2026, the Company established a commercial paper program to issue unsecured, unsubordinated notes up to a maximum of $750.0 million (the "Commercial Paper Program"). The Commercial Paper Program is backstopped by the Company's commitment to maintain available borrowing capacity under its Credit Facility in an amount equal to actual borrowings under the program.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash, cash equivalents and restricted cash, beginning of year	$689,731	$783,757
Net cash flow provided by operating activities	1,120,015	1,005,621
Net cash flow used for investing activities	(376,815)	(318,541)
Net cash flow used for financing activities	(1,220,137)	(781,106)
Net change in cash, cash equivalents and restricted cash	(476,937)	(94,026)
Cash, cash equivalents and restricted cash, end of year	$212,794	$689,731

Operating Activities

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility and Commercial Paper Program, and the issuance of equity, public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current economic environment, interest rates, inflation, international tariffs or other trade restrictions, and other risks detailed in Part I, Item 1A. Risk Factors.

Net cash flow provided by operating activities for the year ended December 31, 2025 was $1.1 billion, as compared to $1.0 billion for the comparable period in 2024. The increase of $0.1 billion is primarily attributable to:

•
additional operating cash flow generated by operating properties acquired, partially offset by the disposition of operating properties during 2025 and 2024;
•
new leasing, expansion and re-tenanting of core portfolio properties;
•
merger costs incurred in connection with the RPT Merger during 2024;
•
operating cash flow from new mortgage and other financing receivables provided during 2025 and 2024; and
•
changes in assets and liabilities due to timing of receipts and payments; partially offset by
•
a decrease in interest income due to lower cash balances during 2025 as compared to 2024; and
•
a decrease in distributions from the Company’s joint venture programs and other investments.

Investing Activities

Net cash flow used for investing activities was $376.8 million for 2025, as compared to $318.5 million for 2024.

Investing activities during 2025 consisted primarily of:

Cash inflows:

•
$341.9 million from collection of mortgage and other financing receivables;
•
$108.6 million in proceeds from the sale of four operating properties and six land parcels;
•
$25.8 million in reimbursements of investments in and advances to real estate joint ventures and other investments;
•
$3.5 million from principal payments of securities held-to-maturity; and
•
$2.5 million in proceeds from insurance casualty claims.

Cash outflows:

•
$347.6 million for improvements to operating real estate, primarily related to re-tenanting, tenant improvements and redevelopment projects;
•
$264.5 million for investment in mortgage and other financing receivables related to new mortgage and other financing receivables;
•
$218.4 million for the acquisition/consolidation of three operating properties;
•
$22.4 million for investments in and advances to real estate joint ventures and other investments; and
•
$5.9 million for investment in preferred stock and cost method investments.

Investing activities during 2024 consisted primarily of:

Cash inflows:

•
$301.5 million in proceeds from the sale of marketable securities, primarily due to the sale of 14.2 million shares of ACI common stock;

•
$108.4 million from collection of mortgage and other financing receivables;
•
$71.3 million in proceeds from the sale of 11 operating properties and 10 land parcels;
•
$29.9 million in reimbursements of investments in and advances to real estate joint ventures and other investments, primarily due to the sale of properties within the investments;
•
$7.6 million in proceeds from insurance casualty claims; and
•
$5.4 million from principal payments of securities held-to-maturity.

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

Acquisitions of Operating Real Estate and Other Related Net Assets

During the years ended December 31, 2025 and 2024, the Company expended $218.4 million and $152.9 million, respectively, towards the acquisition/consolidation of operating real estate properties. The Company anticipates spending approximately $300.0 million to $500.0 million towards the acquisition of, or the purchase of additional interests in, operating properties during 2026. The Company intends to fund these potential acquisitions with net cash flow provided by operating activities, cash on hand, proceeds from property dispositions, and/or availability under its Credit Facility and Commercial Paper Program.

Improvements to Operating Real Estate

During the years ended December 31, 2025 and 2024, the Company expended $347.6 million and $324.5 million, respectively, towards improvements to operating real estate. These amounts consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Redevelopment and renovations	$192,555	$156,240
Tenant improvements and tenant allowances	155,061	168,225
Total improvements	$347,616	$324,465

The Company, on a selective basis, will redevelop projects or re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio, including residential and mixed-use components, which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for 2026 will be approximately $250.0 million to $300.0 million. The funding of these capital requirements will be from net cash flow provided by operating activities, cash on hand, proceeds from property dispositions, and/or availability under the Company’s Credit Facility and Commercial Paper Program.

Financing Activities

Net cash flow used for financing activities was $1.2 billion for 2025, as compared to $781.1 million for 2024.

Financing activities during 2025 primarily consisted of the following:

Cash inflows:

•
$500.0 million in proceeds from issuance of unsecured notes.

Cash outflows:

•
$740.5 million for repayment of unsecured notes;
•
$714.6 million of dividends paid;
•
$120.3 million repurchase of common stock;
•
$61.1 million in principal payment on debt (related to the repayment of debt on three encumbered properties), including normal amortization of rental property debt;
•
$39.9 million in redemptions of or distributions to noncontrolling interests;

•
$24.4 million principal payments under finance lease obligations for the acquisition of the fee interest in two properties;
•
$12.1 million in shares repurchased for employee tax withholding on equity awards; and
•
$8.0 million in financing origination costs.

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
•
$52.9 million in redemptions of or distributions to noncontrolling interests;
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

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of December 31, 2025, the Company had consolidated floating rate debt totaling $16.1 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

Debt maturities for 2026 consist of $856.4 million of consolidated debt and $327.1 million of unconsolidated joint venture debt, assuming the utilization of extension options where available. The 2026 remaining consolidated debt maturities are anticipated to be repaid with net cash flow provided by operating activities, cash on hand, borrowings under its Credit Facility and Commercial Paper Program and/or debt refinancing, as deemed appropriate. The 2026 debt maturities on properties in the Company’s unconsolidated joint ventures are anticipated to be repaid through net cash flow provided by operating activities, debt refinancing, proceeds from sales, and/or partner capital contributions, as deemed appropriate.

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

During November 2025, the Company filed a shelf registration statement on Form S-3, which is effective for a term of three years, for future unlimited offerings, from time to time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants. The Company, pursuant to this shelf registration statement may, from time to time, offer for sale its senior unsecured debt securities for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

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

During February 2025, the Company filed a registration statement on Form S-8 for the Kimco Realty Corporation 2025 Equity Participation Plan (the “2025 Plan”), which was approved by the Company’s stockholders on April 29, 2025 and is a successor to the 2020 Equity Participation Plan. The 2025 Plan provides for a maximum of 17.5 million shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, deferred stock awards and long-term incentive plan units. At December 31, 2025, the Company had 16.8 million shares of common stock available for issuance under the 2025 Plan (see Footnote 24 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Preferred Stock –

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock and 185,000 depositary shares of Class N Preferred Stock, representing an aggregate of up to 2,123 shares of the Company's preferred stock, par value $1.00 per share. During January 2026, the Company’s Board of Directors amended this authorization to be perpetual so it does not expire. During the year ended December 31, 2025, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)
Class N	58,342	$3,481

Common Stock –

During November 2025, the Company established a new ATM Program pursuant to which the Company may offer and sell, from time-to-time, shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $750.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time, in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. This program does not expire. This new ATM Program supersedes and replaces the Company's prior ATM Program established in September 2023. The Company did not issue any shares under the ATM Programs during the year ended December 31, 2025. As of December 31, 2025, the Company had $750.0 million available under this new ATM Program.

During November 2025, the Company established a new common share repurchase program, which supersedes and replaces the Company's prior share repurchase program established in February 2018. Under this new program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $750.0 million. This program does not expire. During the year ended December 31, 2025, the Company repurchased 6.1 million shares of common stock for an aggregate purchase price of $120.3 million (weighted average price of $19.79 per share), of which $61.5 million was under the new common share repurchase program. As of December 31, 2025, the Company had $688.5 million available under this new common share repurchase program.

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of December 31, 2025
Consolidated Indebtedness to Total Assets	<60%	37%
Consolidated Secured Indebtedness to Total Assets	<40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	4.6x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.5x

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

During 2025, the Company fully repaid the following notes payables (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Unsecured note	Feb-25	$500.0	3.30%	Feb-25
Unsecured note	Jun-25	$240.5	3.85%	Jun-25

Credit Facility –

As of December 31, 2025, the Company has a $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus an applicable spread determined by the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets and the Company’s credit rating outlook, as defined in the agreement. As of December 31, 2025, the interest rate on the Credit Facility is Adjusted Term SOFR plus 68.5 basis points (4.47% as of December 31, 2025) after reductions for sustainability metrics achieved and an upgraded credit rating profile. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of December 31, 2025, the Credit Facility had no outstanding balance and no appropriations for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of December 31, 2025
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	36%
Total Priority Indebtedness to GAV	<35%	2%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	4.5x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	4.0x

For a full description of the Credit Facility’s covenants, refer to the Amended and Restated Credit Agreement dated as of February 23, 2023, as filed with the SEC. See the Index to Exhibits included in this Form 10-K for specific filing information.

In February 2026, the Company closed on a new $2.0 billion unsecured revolving credit facility (the "New Credit Facility") with a group of banks. For a full description of the New Credit Facility's terms and covenants, refer to the Amended and Restated Credit Agreement dated as of February 18, 2026, filed as Exhibit 10.33 to this Annual Report.

Term Loans –

As of December 31, 2025, the Company has $310.0 million of unsecured term loans ( the “Term Loans”) with a group of banks, which are scheduled to expire between November 2026 to February 2028. The Term Loans accrue interest at the rate of SOFR plus an applicable spread determined by the Company’s credit rating outlook and sustainability metric targets, as described in the agreement. As of December 31, 2025, the interest rates on the Term Loans is SOFR plus 81.0 basis points after reductions for an upgraded credit rating profile and sustainability metrics achieved. As of December 31, 2025, the Company had 20 swap rate agreements with various lenders swapping the interest rates on the Term Loans to all-in fixed rates ranging from 4.4793% to 4.6801%.

As of December 31, 2025, the Company has a $550.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) pursuant to a credit agreement, among Kimco OP, TD Bank, N.A., as administrative agent, and the other parties thereto maturing in January 2027 (with two one-year options to extend to January 2029). The Term Loan Credit Facility accrues interest at a spread (currently 80.0 basis points after reductions for an upgraded credit rating profile) to the SOFR Rate (as defined in the credit agreement), that fluctuates in accordance with changes in Kimco’s senior debt ratings. As of December 31, 2025, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the Term Loan Credit Facility to an all-in fixed rate of 4.5122%.

Mortgages Payable –

During 2025, the Company (i) assumed $31.4 million of non-recourse mortgage debt (including fair market value adjustment of $0.5 million) through the acquisition of an operating property and (ii) repaid $48.9 million of mortgage debt (including fair market value adjustment of $0.1 million) that encumbered three operating properties.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of December 31, 2025, the Company had over 525 unencumbered property interests in its portfolio.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as it monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio which reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid were $714.6 million, $685.9 million and $657.5 million in 2025, 2024 and 2023, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On October 28, 2025, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of preferred shares (Classes L, M and N) which were paid on January 15, 2026, to shareholders of record on January 2, 2026. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per common share, representing a 4.0% increase from the prior quarterly dividend of $0.25, which was paid on December 19, 2025, to shareholders of record on December 5, 2025.

On February 10, 2026, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L, M and N), which are scheduled to be paid on April 15, 2026, to shareholders of record on April 1, 2026. Additionally, on February 10, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per common share payable on March 19, 2026 to shareholders of record on March 6, 2026.

Contractual Obligations and Other Commitments

Contractual Obligations

The Company has debt obligations relating to its Credit Facility (no outstanding balance as of December 31, 2025), unsecured senior notes, unsecured term loans and mortgages with maturities ranging from less than two months to 24 years. As of December 31, 2025, the Company’s consolidated total debt had a weighted average term to maturity of 7.9 years. In addition, the Company has non-cancelable leases pertaining to its shopping center portfolio. As of December 31, 2025, the Company had 36 consolidated shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land or a portion of the underlying land to the Company to construct and/or operate a shopping center. Amounts due in 2026 in connection with these leases aggregate $12.0 million. The following table summarizes the Company’s consolidated debt maturities (excluding extension options, unamortized debt issuance costs of $63.3 million and fair market value of debt adjustments aggregating $3.8 million) and obligations under non-cancelable operating leases as of December 31, 2025:

	Payments due by period (in millions)
	2026	2027	2028	2029	2030	Thereafter	Total
Long-Term Debt:
Principal (1)	$881.7	$1,176.5	$636.8	$238.6	$500.3	$4,811.5	$8,245.4
Interest (2)	$321.3	$258.7	$237.1	$225.7	$217.8	$1,468.9	$2,729.5

Non-cancelable Leases (3)	$12.0	$12.2	$12.2	$11.4	$10.2	$251.5	$309.5

(1)
Maturities utilized do not reflect extension options, which range from one to five years. For 2026, the Company has scheduled principal payments of $823.0 million for consolidated unsecured debt and $58.7 million for consolidated secured debt. The Company anticipates satisfying these remaining 2026 debt obligations with net cash flow provided by operating activities, cash on hand, debt financing, and/or availability under its Credit Facility and Commercial Paper Program.

(2)
For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2025.
(3)
For leases which have inflationary increases, future ground and office rent expense was calculated using the rent based upon initial lease payment.

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2025, these letters of credit aggregated $43.9 million.

In addition, the Company provides a guaranty for the payment of any debt service shortfalls on Series A bonds issued by the Sheridan Redevelopment Agency, which are tax increment revenue bonds issued in connection with a property owned by the Company in Sheridan, Colorado. These tax increment revenue bonds have a balance of $31.1 million outstanding at December 31, 2025. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Funding Commitments

The Company has other investments with funding commitments of $26.5 million, of which $22.5 million has been funded as of December 31, 2025. In addition, the Company has mortgage and other financing receivables with undrawn loan advances of $42.8 million as of December 31, 2025.

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

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2025, the Company had $17.4 million in performance and surety bonds outstanding.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures. These joint ventures primarily operate shopping centers or mixed-use properties. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, has obtained unsecured financing for certain joint ventures. As of December 31, 2025, the Company did not guarantee any joint venture unsecured debt. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2025, aggregated $1.4 billion. As of December 31, 2025, these loans had scheduled maturities ranging from less than three months to 6.2 years and bore interest at rates ranging from 2.81% to 7.14%. Approximately $327.1 million of the aggregate outstanding loan balance matures in 2026. For these maturing loans, the Company will utilize extension options where available or repay them with operating cash flows, debt refinancing, unsecured credit facilities, proceeds from sales of properties, and partner capital contributions, as deemed appropriate (see Footnote 7 of the Notes to Consolidated Financial Statements included in this Form 10-K).

Other Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program, which is included in Other investments on the Company’s Consolidated Balance Sheets. In addition, the Company has provided capital for certain investments, which are primarily accounted for on the equity method of accounting. As of December 31, 2025, the Company’s other investments were $99.9 million, of which the Company’s net investment under the Preferred Equity program was $59.1 million. As of December 31, 2025, these preferred equity investment properties had non-recourse mortgage loans aggregating $136.5 million. These loans have scheduled maturities ranging from 1.8 years to 4.1 years and bear interest at rates ranging from 6.58% to 8.34%. For these maturing loans, the Company will utilize extension options where available or repay them with operating cash flows, debt refinancing, and/or partner capital contributions, as deemed appropriate. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

Effects of Inflation

Many of the Company’s long-term leases contain provisions designed to help mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants’ gross sales above pre-determined thresholds, which generally increase as prices rise, and/or as a result of escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for terms of less than 10 years, which permits the Company to seek to increase rents to market rates upon renewal. To assist in partially mitigating the Company’s exposure to increases in costs and operating expenses, including common area maintenance costs, real estate taxes and insurance, resulting from inflation, the Company’s leases typically include provisions that either (i) require the tenant to pay an allocable share of these operating expenses or (ii) contain fixed contractual amounts, which include escalation clauses, to reimburse these operating expenses.

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

	Three Months Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Net income available to the Company’s common shareholders	$143,627	$154,835	$554,430	$375,718
Gain on sale of properties	(19,149)	(330)	(62,663)	(1,274)
Gain on sale of joint venture properties	-	-	(6,587)	(1,501)
Depreciation and amortization - real estate related	153,001	154,905	622,530	598,741
Depreciation and amortization - real estate joint ventures	20,951	22,074	84,472	86,235
Impairment charges (including real estate joint ventures)	898	207	9,517	4,485
(Recovery)/provision for loan losses, net	(3,348)	1,000	(1,448)	5,500
Profit participation from other investments, net	(1,006)	240	(100)	(5,059)
(Gain)/loss on derivative/marketable securities, net	(494)	1,627	(2,296)	27,549
Provision/(benefit) for income taxes, net (1)	603	(46,874)	(752)	24,832
Noncontrolling interests (1)	(756)	(783)	(3,009)	(3,150)
FFO available to the Company’s common shareholders (3) (4)	$294,327	$286,901	$1,194,094	$1,112,076
Weighted average shares outstanding for FFO calculations:
Basic	673,914	673,676	675,050	671,561
Units	3,319	3,199	3,504	3,206
Convertible preferred shares	3,185	4,100	3,209	4,223
Dilutive effect of equity awards	138	751	138	523
Diluted (2)	680,556	681,726	681,901	679,513
FFO per common share – basic	$0.44	$0.43	$1.77	$1.66
FFO per common share – diluted (2) (3) (4)	$0.44	$0.42	$1.76	$1.65

(1)
Related to gains, impairment, depreciation on properties and gains/(losses) on derivatives and marketable securities, where applicable.
(2)
Reflects the potential impact if convertible preferred shares and certain units were converted to common stock at the beginning of the period. FFO available to the Company’s common shareholders would be increased by $2,107 and $2,400 for the three months ended December 31, 2025 and 2024, respectively. FFO available to the company's common shareholders would be increased by $8,675 and $9,801 for the years ended December 31, 2025 and 2024, respectively. The effect of other certain convertible securities would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.
(3)
Includes $3.3 million of charges associated with the tender of the Company's Class N Preferred Stock for the three months and year ended December 31, 2024.
(4)
Includes Merger charges of $25.2 million for the year ended December 31, 2024.

Same Property Net Operating Income

Same property NOI is a supplemental non-GAAP financial measure of real estate companies’ operating performance and should not be considered an alternative to net income in accordance with GAAP or as a measure of liquidity. The Company considers Same property NOI as an important operating performance measure frequently used by analysts and investors because it includes only the net operating income of operating properties that have been owned and stabilized by the Company for the entire current and prior year reporting periods. It excludes properties under significant redevelopment, development and pending stabilization; properties are deemed stabilized at the earlier of (i) reaching 90% leased or (ii) one year following a project’s inclusion in operating real estate. Same property NOI assists in eliminating disparities due to the development, redevelopment, acquisition and disposition of properties during the periods presented, and thus provides a more consistent performance measure for the comparison of the Company's properties.

Same property NOI is calculated using revenues from rental properties (excluding straight-line rent adjustments, lease termination fee income, net, and amortization of above/below-market rents) less charges for credit losses, operating and maintenance expense, real estate taxes and rent expense, plus the Company’s proportionate share of Same property NOI from unconsolidated real estate joint ventures, calculated on the same basis. The Company’s method of calculating Same property NOI available to the Company’s common shareholders, may differ from methods used by other REITs and may not be comparable to such other REITs.

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Net income available to the Company’s common shareholders	$143,627	$154,835	$554,430	$375,718
Adjustments:
Management and other fee income	(4,385)	(4,333)	(18,716)	(17,949)
General and administrative	36,530	34,902	133,015	138,140
Impairment charges	898	199	9,517	4,476
Merger charges	-	-	-	25,246
Depreciation and amortization	154,045	156,130	627,090	603,685
Gain on sale of properties	(19,149)	(330)	(62,663)	(1,274)
Other income, net	(1,290)	(7,310)	(2,047)	(28,074)
Mortgage and other financing income, net	(15,252)	(10,342)	(50,958)	(29,531)
Loss/(gain) on marketable securities, net	29	66	(3)	27,679
Interest expense	84,354	83,684	330,196	307,806
Provision/(benefit) for income taxes, net	1,091	(46,938)	1,046	25,417
Equity in income of other investments, net	(1,803)	(353)	(3,440)	(9,821)
Net income attributable to noncontrolling interests	2,147	1,961	8,069	8,654
Preferred stock redemption charges	-	3,304	-	3,304
Preferred dividends, net	7,536	7,899	30,311	31,763
RPT same property NOI (1)	-	-	-	606
Non same property net operating income	(20,784)	(19,270)	(91,974)	(59,932)
Non-operational expense from joint ventures, net	28,092	30,066	103,007	115,695
Same property NOI	$395,686	$384,170	$1,566,880	$1,521,608

(1)
Amount represents the Same property NOI from RPT properties, not included in the Company's Net income available to the Company's common shareholders.

Same property NOI increased by $11.5 million, or 3.0%, for the three months ended December 31, 2025, as compared to the corresponding period in 2024. This increase is primarily the result of (i) an increase of $8.7 million in minimum rent, primarily related to strong leasing activity and (ii) an increase in other revenues, net of $2.6 million.

Same property NOI increased by $45.3 million, or 3.0%, for the year ended December 31, 2025, as compared to the corresponding period in 2024. This increase is primarily the result of (i) an increase of $39.3 million in minimum rent, primarily related to strong leasing activity, and (ii) an increase in other revenues, net of $8.6 million, partially offset by (iii) an increase in non-recoverable expenses of $2.5 million.

New Accounting Pronouncements

See Footnote 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. As of December 31, 2025, the Company has 26 interest rate swaps with notional amounts aggregating to $860.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. The hedged debt is reflected as fixed rate unsecured debt in the table below. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

The following table presents the carrying value of the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of December 31, 2025, with corresponding weighted-average interest rates sorted by maturity date. In addition, the following table presents the fair value of the Company’s debt obligations outstanding, excluding fair market value adjustments and unamortized deferred financing costs. The table does not include extension options where available (amounts in millions).

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$31.3	$32.6	$125.8	$250.1	$-	$11.3	$451.1	$439.1
Average Interest Rate	3.49%	4.01%	4.46%	4.51%	-	3.33%	4.35%

Variable Rate	$16.1	$-	$-	$-	$-	$-	$16.1	$16.1
Average Interest Rate	5.17%	-	-	-	-	-	5.17%

Unsecured Debt
Fixed Rate	$825.1	$1,134.3	$518.3	$-	$497.0	$4,744.0	$7,718.7	$7,411.2
Average Interest Rate	3.16%	4.34%	2.53%	-	2.70%	4.32%	3.98%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.2 million for the year ended December 31, 2025, if short-term interest rates were 1.0% higher.

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

None.

Item 9A. Controls and Procedures

Kimco Realty Corporation

Evaluation of Disclosure Controls and Procedures

The Parent Company’s management, with the participation of the Parent Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Parent Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Parent Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Parent Company’s disclosure controls and procedures are effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Parent Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Parent Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Parent Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Parent Company’s management, including Parent Company’s Chief Executive Officer and Chief Financial Officer, Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control - Integrated Framework (2013), Parent Company’s management concluded that Parent Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of Parent Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Kimco Realty OP, LLC

Evaluation of Disclosure Controls and Procedures

Kimco OP’s management, with the participation of Kimco OP’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Kimco OP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Kimco OP’s Chief Executive Officer and Chief Financial Officer have concluded that Kimco OP’s disclosure controls and procedures are effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Kimco OP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, Kimco OP’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Kimco OP’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Kimco OP’s management, including Kimco OP’s Chief Executive Officer and Chief Financial Officer, Kimco OP conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control - Integrated Framework (2013), Kimco OP’s management concluded that Kimco OP’s internal control over financial reporting was effective as of December 31, 2025.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Governance at Kimco,” “Executive Officers,” “Other Matters” and if required, “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 21, 2026 (“Proxy Statement”).

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

We have an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Insider Trading Policy is included as Exhibit 19.1 to this report.

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to “Ratification of Independent Accountants” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements – The following consolidated financial information is included as a separate section of this Form 10-K.		Form 10-K Report Page
	Report of Independent Registered Public Accounting Firm – Kimco Realty Corporation and Subsidiaries		60
	Report of Independent Registered Public Accounting Firm – Kimco Realty OP, LLC and Subsidiaries		62
	Consolidated Financial Statements of Kimco Realty Corporation and Subsidiaries
	Consolidated Balance Sheets as of December 31, 2025 and 2024		64
	Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023		65
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023		66
	Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023		67
	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023		69
	Consolidated Financial Statements of Kimco Realty OP, LLC and Subsidiaries
	Consolidated Balance Sheets as of December 31, 2025 and 2024		70
	Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023		71
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023		72
	Consolidated Statements of Changes in Capital for the years ended December 31, 2025, 2024 and 2023		73
	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023		76
	Kimco Realty Corporation and Subsidiaries and Kimco Realty OP, LLC and Subsidiaries
	Notes to Consolidated Financial Statements		77
2	. Financial Statement Schedules -
	Schedule II -	Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023	126
	Schedule III -	Real Estate and Accumulated Depreciation as of December 31, 2025	127
	Schedule IV -	Mortgage Loans on Real Estate as of December 31, 2025	144
	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.
3.	Exhibits -
	The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K.		51

Item 16. Form 10-K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
2.1	Agreement and Plan of Merger, dated as of April 15, 2021, by and between Kimco Realty Corporation and Weingarten Realty Investors	8-K	1-10899	04/15/21	2.1
2.2	Agreement and Plan of Merger, dated December 15, 2022, by and among Kimco, New Kimco and Merger Sub.	8-K	1-10899	12/15/22	2.1
2.3	Agreement and Plan of Merger, dated as of August 28, 2023, by and among Kimco Realty Corporation, Kimco Realty OP, LLC, Tarpon Acquisition Sub, LLC, Tarpon OP Acquisition Sub, LLC, RPT Realty, and RPT Realty, L.P.	8-K	1-10899	08/28/23	2.1
3.1	Articles of Merger	8-K12B	1-10899	01/03/23	3.3
3.2	Articles of Amendment and Restatement of Kimco Realty Corporation	8-K12B	1-10899	01/03/23	3.1
3.3	Articles of Amendment of Kimco Realty Corporation	10-Q	1-10899	08/02/24	3.1
3.4	Articles Supplementary of Kimco Realty Corporation with respect to Kimco Class N Preferred Stock	8-A12B	1-10899	12/29/23	3.2
3.5	Certificate of Correction to Articles Supplementary of Kimco Realty Corporation with respect to Kimco Class N Preferred Stock	10-K	1-10899	02/23/24	3.4
3.6	Amended and Restated Bylaws of Kimco Realty Corporation	10-Q	1-10899	07/28/23	3.1
3.7	Certificate of Formation of Kimco Realty OP, LLC	8-K12B	1-10899	01/03/23	3.4
3.8	Amended and Restated Limited Liability Company Agreement of Kimco Realty OP, LLC, dated as of January 2, 2024	8-K	1-10899	01/02/24	3.1
4.1	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.2	First Supplemental Indenture, dated August 4, 1994, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	10-K	1-10899	03/28/96	4.6
4.3	Second Supplemental Indenture, dated April 7, 1995, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	8-K	1-10899	04/07/95	4(a)
4.4	Third Supplemental Indenture, dated June 2, 2006, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	06/05/06	4.1
4.5	Fourth Supplemental Indenture, dated April 26, 2007, between Kimco Realty Corporation and The Bank of New York, as Trustee	8-K	1-10899	04/26/07	1.3
4.6	Fourth Supplemental Indenture, dated as of January 3, 2023, between Kimco Realty OP, LLC, as issuer, Kimco Realty Corporation, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K12B	1-10899	01/03/23	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
4.7	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	09/24/09	4.1
4.8	Sixth Supplemental Indenture, dated May 23, 2013, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	05/23/13	4.1
4.9	Seventh Supplemental Indenture, dated April 24, 2014, between Kimco Realty Corporation and The Bank of New York Mellon, as Trustee	8-K	1-10899	04/24/14	4.1
4.10	Eighth Supplemental Indenture, dated as of January 3, 2023, between Kimco Realty OP, LLC, as issuer, Kimco Realty Corporation, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K12B	1-10899	01/03/23	4.1
4.11	Form of Indenture for Senior Debt Securities, among Kimco Realty Corporation, an issuer, Kimco Realty OP, LLC, as guarantor, and The Bank of New York Mellon, as Trustee	S-3ASR	333-269102	01/03/23	4(j)
4.12	Description of Securities	10-K	1-10899	02/21/25	4.12
4.13

Form of Indenture for Senior Debt Securities dated as of May 1, 1995 between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association)

		S-3	33-57659	02/10/95	4(a)
4.14	First Supplemental Indenture, dated August 2, 2006, between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association)	8-K	1-09876	08/02/06	4.1
4.15	Second Supplemental Indenture, dated October 9, 2012, between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association)	8-K	1-09876	10/09/12	4.1
4.16	Third Supplemental Indenture, dated August 3, 2021, between Kimco Realty Corporation, Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association)	10-K	1-10899	02/24/23	4.16
4.17	Fourth Supplemental Indenture, dated January 3, 2023, between Kimco Realty Corporation (successor in interest to Weingarten Realty Investors) and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association)	8-K12B	1-10899	01/03/23	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
4.18	Form of Deposit Agreement, dated as of January 2, 2024, between Kimco Realty Corporation and Equiniti Trust Company, LLC, and the holders from time to time of the Depositary Receipts described therein, dated as of January 2, 2024	8-K	1-10899	01/03/24	4.1
10.1	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.2	Restated Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/27/17	10.6
10.3	Amendment No. 1 to the Kimco Realty Corporation 2010 Equity Participation Plan	10-K	1-10899	02/23/18	10.7
10.4	First Amendment to the Kimco Realty Corporation Executive Severance Plan, dated March 20, 2012	10-Q	1-10899	05/10/12	10.3
10.5	Kimco Realty Corporation 2020 Equity Participation Plan	DEF 14A	1-10899	03/18/20	Annex B
10.6	Kimco Realty Corporation Amended and Restated 2020 Equity Participation Plan	8-K12B	1-10899	01/03/23	10.8
10.7	Kimco Realty Corporation Second Amended and Restated 2020 Equity Participation Plan	10-K	1-10899	02/26/24	10.12
10.8	Form of LTIP Unit Award Agreement (Time-Based)	10-K	1-10899	02/26/24	10.13
10.9	Form of LTIP Unit Award Agreement (Performance-Based)	10-K	1-10899	02/26/24	10.14
10.10	Form of 2025 Equity Participation Plan Performance-Based LTIP Unit Award Agreement	-	-	-	-	*
10.11	Form of 2025 Equity Participation Plan Performance Share Award Agreement	-	-	-	-	*
10.12	Form of Kimco Realty Corporation 2020 Equity Participation Plan Performance Share Award Grant Notice and Performance Share Award Agreement	10-Q	1-10899	08/07/20	10.4
10.13	Form of Kimco Realty Corporation 2020 Equity Participation Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.	10-Q	1-10899	08/07/20	10.5
10.14	Parent Guarantee, dated as of January 1, 2023, by Kimco Realty Corporation	8-K12B	1-10899	01/03/23	10.2
10.15	Form of Indemnification Agreement	10-K	1-10899	02/24/23	10.19
10.16	Amended and Restated Credit Agreement, dated as of February 23, 2023, among Kimco Realty OP, LLC and each of the parties named therein	10-K	1-10899	02/24/23	10.20
10.17	Seventh Amended and Restated Credit Agreement, dated as of January 2, 2024 among Kimco Realty OP, LLC (as successor by assumption to RPT Realty, L.P.), the several banks, financial institutions and other entities from time to time parties thereto, BMO Bank, N.A., as syndication agent, Truist Bank and Regions Bank, as documentation agents, J.P. Morgan Securities LLC, as sustainability structuring agent, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	01/03/24	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
10.18	Parent Guarantee, dated as of January 2, 2024, made by Kimco Realty Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent	8-K	1-10899	01/03/24	10.2
10.19	Term Loan Agreement, dated as of January 2, 2024 among Kimco Realty O.P., LLC, the several banks, financial institutions and other entities from time to time parties thereto, and TD Bank, N.A., as administrative agent	8-K	1-10899	01/03/24	10.3
10.20	Parent Guarantee, dated as of January 2, 2024, made by Kimco Realty Corporation in favor of TD Bank, N.A., as administrative agent	8-K	1-10899	01/03/24	10.4
10.21	Amendment No. 1 dated May 3, 2024, to Seventh Amended and Restated Credit Agreement, dated as of January 2, 2024, among Kimco Realty, OP LLC and JPMorgan Chase Bank N.A., as administrative agent for the lenders thereunder	10-Q	1-10899	08/02/24	10.1
10.22	Amendment No. 1, dated May 3, 2024, to Amended and Restated Credit Agreement, dated as of February 23, 2023, among Kimco Realty OP, LLC and JPMorgan Chase Bank N.A., as administrative agent for the lenders thereunder	10-Q	1-10899	08/02/24	10.2
10.23	Amendment No. 1, dated as of May 3, 2024, among Kimco OP, TD Bank, N.A., as administrative agent and the lenders party thereto, to the Term Loan Agreement, dated as of January 2, 2024, among Kimco OP, LLC, TD Bank, N.A., as administrative agent and the lenders party thereto	10-Q	1-10899	08/02/24	10.3
10.24	Amendment No. 2, dated as of July 17, 2024, among Kimco OP, Toronto Dominion (Texas) LLC (successor to TD Bank, N.A.) as administrative agent and the lenders party thereto, to the Term Loan Agreement, dated as of January 2, 2024, among Kimco OP, TD Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s and Kimco OP’s Current Report on Form 8-K filed on July 19, 2024)	8-K	1-10899	07/19/24	10.1
10.25	Amendment No. 3, dated as of September 3, 2024, among Kimco OP, Toronto Dominion (Texas) LLC (successor to TD Bank, N.A.) as administrative agent and the lenders party thereto to the Term Loan Agreement, dated as of January 2, 2024, among Kimco OP, TD Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s and Kimco OP’s Current Report on Form 8-K filed on September 5, 2024)	8-K	1-10899	09/05/24	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
10.26	Amendment No.2 dated November 19, 2025 to Seventh Amended and Restated Credit Agreement, dated as of January 2, 2024, among Kimco Realty, OP LLC and JPMorgan Chase Bank N.A., as administrative agent for the lenders thereunder	—	—	—	—	*
10.27	Amendment No.4, dated as of November 12, 2025, among Kimco OP, Toronto Dominion (Texas) LLC (successor to TD Bank, N.A.) as administrative agent and the lenders party thereto to the Term Loan Agreement, dated as of January 2, 2024, among Kimco OP, TD Bank, N.A., as administrative agent and the lenders party thereto	—	—	—	—	*
10.28	Kimco Realty Corporation 2025 Equity Participation Plan	DEF 14A	1-10899	03/19/25	Annex B
10.29	Form of Kimco Realty Corporation 2025 Equity Participation Plan Time-Based Restricted Stock Award Agreement	10-Q	1-10899	05/02/25	10.1
10.30	Form of Kimco Realty Corporation 2025 Equity Participation Plan Time-Based LTIP Agreement	10-Q	1-10899	05/02/25	10.2
10.31	Form of Kimco Realty Corporation 2025 Equity Participation Plan Performance Share Agreement	10-Q	1-10899	05/02/25	10.3
10.32	Form of Kimco Realty Corporation 2025 Equity Participation Plan Performance-Based LTIP Agreement	10-Q	1-10899	05/02/25	10.4
10.33	Amended and Restated Credit Agreement, dated as of February 18, 2026, among Kimco Realty OP, LLC and JPMorgan Chase Bank N.A., as administrative agent for the lenders thereunder	—	—	—	—	*
19.1	Insider Trading Policy	10-K	1-10899	02/21/25	19.1
21.1	Significant Subsidiaries of Kimco Realty Corporation and Kimco Realty OP, LLC	—	—	—	—	*
23.1	Consent of PricewaterhouseCoopers LLP - Kimco Realty Corporation	—	—	—	—	*
23.2	Consent of PricewaterhouseCoopers LLP - Kimco Realty OP, LLC	—	—	—	—	*
31.1	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.2	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.3	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
31.4	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*
32.1	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
32.2	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed/ Furnished Herewith	Page Number
32.3	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
32.4	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	**
97.1	Kimco Realty Corporation Policy for Recovery of Erroneously Awarded Compensation	10-K	1-10899	02/26/24	97.1
99.1	Property Chart	—	—	—	—	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	*
101.SCH	Inline XBRL Taxonomy Extension Schema	—	—	—	—	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	—	—	—	—	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—	*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By:	/s/ Conor C. Flynn
Conor C. Flynn
Chief Executive Officer

Dated:	February 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Conor C. Flynn	Chief Executive Officer and Director	February 20, 2026
Conor C. Flynn

/s/ Ross Cooper	President -	February 20, 2026
Ross Cooper	Chief Investment Officer and Director

/s/ David Jamieson	Executive Vice President -	February 20, 2026
David Jamieson	Chief Operating Officer and Director

/s/ Frank Lourenso	Director	February 20, 2026
Frank Lourenso

/s/ Richard Saltzman	Director	February 20, 2026
Richard Saltzman

/s/ Philip Coviello	Director	February 20, 2026
Philip Coviello

/s/ Mary Hogan Preusse	Director	February 20, 2026
Mary Hogan Preusse

/s/ Valerie Richardson	Director	February 20, 2026
Valerie Richardson

/s/ Henry Moniz	Director	February 20, 2026
Henry Moniz

/s/ Nancy Lashine	Director	February 20, 2026
Nancy Lashine

/s/ Glenn G. Cohen	Executive Vice President -	February 20, 2026
Glenn G. Cohen	Chief Financial Officer

/s/ Paul Westbrook	Vice President -	February 20, 2026
Paul Westbrook	Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY OP, LLC
BY:	KIMCO REALTY CORPORATION, managing member

BY:	/s/ Conor C. Flynn
Conor C. Flynn
Chief Executive Officer

Dated:	February 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Kimco Realty Corporation, the managing member of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Conor C. Flynn	Chief Executive Officer and Director	February 20, 2026
Conor C. Flynn

/s/ Ross Cooper	President -	February 20, 2026
Ross Cooper	Chief Investment Officer and Director

/s/ David Jamieson	Executive Vice President -	February 20, 2026
David Jamieson	Chief Operating Officer and Director

/s/ Frank Lourenso	Director	February 20, 2026
Frank Lourenso

/s/ Richard Saltzman	Director	February 20, 2026
Richard Saltzman

/s/ Philip Coviello	Director	February 20, 2026
Philip Coviello

/s/ Mary Hogan Preusse	Director	February 20, 2026
Mary Hogan Preusse

/s/ Valerie Richardson	Director	February 20, 2026
Valerie Richardson

/s/ Henry Moniz	Director	February 20, 2026
Henry Moniz

/s/ Nancy Lashine	Director	February 20, 2026
Nancy Lashine

/s/ Glenn G. Cohen	Executive Vice President -	February 20, 2026
Glenn G. Cohen	Chief Financial Officer

/s/ Paul Westbrook	Vice President -	February 20, 2026
Paul Westbrook	Chief Accounting Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kimco Realty Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Kimco Realty Corporation and its subsidiaries (the "Company") as listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Analysis of Real Estate Properties for Indicators of Impairment

As described in Note 1 to the consolidated financial statements, the net carrying value of the Company’s real estate, net was $16.77 billion. On a continuous basis, management assesses whether there are indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the carrying value of the Company’s real estate properties may be impaired. An impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time, the property is written-down to its estimated fair value.

The principal considerations for our determination that performing procedures relating to the analysis of real estate properties for indicators of impairment is a critical audit matter are (i) the significant judgment by management to identify indicators of impairment of the carrying value of real estate properties and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s identification of impairment indicators related to property operating performance, changes in anticipated holding period, and general market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s analysis of real estate properties for indicators of impairment. These procedures also included, among others (i) testing management’s process for identifying real estate properties for indicators of impairment, (ii) testing the completeness and accuracy of certain underlying data used in the analysis, and (iii) evaluating the reasonableness of management’s identification of impairment indicators related to property operating performance, changes in anticipated holding period, and general market conditions. Evaluating the reasonableness of management’s identification of impairment indicators involved (i) considering whether the indicators were consistent with evidence obtained in other areas of the audit, (ii) evaluating property operating performance, (iii) evaluating anticipated changes in holding period, including the assessment of management’s intent with respect to holding or disposing of real estate properties, and (iv) assessing management’s considerations of general market conditions and evaluating the consistency with external market and industry data.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 20, 2026

We have served as the Company’s auditor since at least 1991. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm

To the Members of Kimco Realty OP, LLC

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Kimco Realty OP, LLC and its subsidiaries (the "Kimco OP") as listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Kimco OP as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Analysis of Real Estate Properties for Indicators of Impairment

As described in Note 1 to the consolidated financial statements, the net carrying value of Kimco OP’s real estate, net was $16.77 billion. On a continuous basis, management assesses whether there are indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the carrying value of Kimco OP’s real estate properties may be impaired. An impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time, the property is written-down to its estimated fair value.

The principal considerations for our determination that performing procedures relating to the analysis of real estate properties for indicators of impairment is a critical audit matter are (i) the significant judgment by management to identify indicators of impairment of the carrying value of real estate properties and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s identification of impairment indicators related to property operating performance, changes in anticipated holding period, and general market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s analysis of real estate properties for indicators of impairment. These procedures also included, among others (i) testing management’s process for identifying real estate properties for indicators of impairment, (ii) testing the completeness and accuracy of certain underlying data used in the analysis, and (iii) evaluating the reasonableness of management’s identification of impairment indicators related to property operating performance, changes in anticipated holding period, and general market conditions. Evaluating the reasonableness of management’s identification of impairment indicators involved (i) considering whether the indicators were consistent with evidence obtained in other areas of the audit, (ii) evaluating property operating performance, (iii) evaluating anticipated changes in holding period, including the assessment of management’s intent with respect to holding or disposing of real estate properties, and (iv) assessing management’s considerations of general market conditions and evaluating the consistency with external market and industry data.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 20, 2026

We have served as Kimco OP’s or its predecessor’s auditor since at least 1991. We have not been able to determine the specific year we began serving as auditor of the predecessor.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets:
Real estate:
Land	$4,552,341	$4,498,196
Building and improvements	15,839,316	15,425,295
Intangible assets	1,227,199	1,247,081
Real estate	21,618,856	21,170,572
Less: accumulated depreciation and amortization	(4,849,564)	(4,360,239)
Total real estate, net	16,769,292	16,810,333

Investments in and advances to real estate joint ventures	1,454,051	1,487,675
Other investments	99,936	107,347
Cash, cash equivalents and restricted cash	212,794	689,731
Mortgage and other financing receivables, net	383,935	444,966
Accounts and other receivables, net	368,964	340,469
Deferred charges and prepaid expenses	177,873	167,041
Operating lease right-of-use assets, net	127,596	126,441
Other assets	93,809	135,893
Total assets (1)	$19,688,250	$20,309,896

Liabilities:
Notes payable, net	$7,718,730	$7,964,738
Mortgages payable, net	467,203	496,438
Accounts payable and accrued expenses	291,537	281,867
Intangible liabilities, net	334,527	366,943
Operating lease liabilities	120,078	117,199
Other liabilities	188,297	236,922
Total liabilities (2)	9,120,372	9,464,107
Redeemable noncontrolling interests	24,506	47,877

Commitments and contingencies (Footnote 23)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 20,748 and 20,806 shares, respectively; Aggregate liquidation preference $553,196 and $556,113, respectively	21	21
Common stock, $.01 par value, authorized 1,500,000,000 shares; Issued and outstanding 674,093,047 and 679,493,522 shares, respectively	6,741	6,795
Paid-in capital	10,922,596	11,033,485
Cumulative distributions in excess of net income	(528,730)	(398,792)
Accumulated other comprehensive (loss)/income	(8,792)	11,038
Total stockholders' equity	10,391,836	10,652,547
Noncontrolling interests	151,536	145,365
Total equity	10,543,372	10,797,912
Total liabilities and equity	$19,688,250	$20,309,896

(1)
Includes restricted assets of consolidated variable interest entities (“VIEs”) at December 31, 2025 and 2024 of $358,236 and $334,859, respectively. See Footnote 17 of the Notes to Consolidated Financial Statements.
(2)
Includes non-recourse liabilities of consolidated VIEs at December 31, 2025 and 2024 of $153,044 and $161,577, respectively. See Footnote 17 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Revenues from rental properties, net	$2,121,400	$2,019,065	$1,767,057
Management and other fee income	18,716	17,949	16,343
Total revenues	2,140,116	2,037,014	1,783,400

Operating expenses
Rent	(16,776)	(16,837)	(15,997)
Real estate taxes	(277,478)	(261,700)	(231,578)
Operating and maintenance	(368,080)	(359,116)	(309,143)
General and administrative	(133,015)	(138,140)	(136,807)
Impairment charges	(9,517)	(4,476)	(14,043)
Merger charges	-	(25,246)	(4,766)
Depreciation and amortization	(627,090)	(603,685)	(507,265)
Total operating expenses	(1,431,956)	(1,409,200)	(1,219,599)

Gain on sale of properties	62,663	1,274	74,976

Operating income	770,823	629,088	638,777

Other income/(expense)
Special dividend income	-	-	194,116
Other income, net	2,047	28,074	27,999
Mortgage and other financing income, net	50,958	29,531	11,961
Gain/(loss) on marketable securities, net	3	(27,679)	21,262
Interest expense	(330,196)	(307,806)	(250,201)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	493,635	351,208	643,914

Provision for income taxes, net	(1,046)	(25,417)	(60,952)
Equity in income of joint ventures, net	96,781	83,827	72,278
Equity in income of other investments, net	3,440	9,821	10,709

Net income	592,810	419,439	665,949

Net income attributable to noncontrolling interests	(8,069)	(8,654)	(11,676)

Net income attributable to the Company	584,741	410,785	654,273

Preferred stock redemption charges	-	(3,304)	-
Preferred dividends, net	(30,311)	(31,763)	(25,021)

Net income available to the Company's common shareholders	$554,430	$375,718	$629,252

Per common share:
Net income available to the Company's common shareholders
-Basic	$0.82	$0.55	$1.02
-Diluted	$0.82	$0.55	$1.02

Weighted average shares:
-Basic	675,050	671,561	616,947
-Diluted	675,279	672,136	618,199

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$592,810	$419,439	$665,949
Other comprehensive (loss)/income:
Change in unrealized gains related to defined benefit plan	-	-	(10,581)
Change in fair value of cash flow hedges for interest payments	(15,809)	7,239	-
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	(4,021)	470	3,329
Other comprehensive (loss)/income	(19,830)	7,709	(7,252)

Comprehensive income	572,980	427,148	658,697

Comprehensive income attributable to noncontrolling interests	(8,069)	(8,654)	(11,676)

Comprehensive income attributable to the Company	$564,911	$418,494	$647,021

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2025, 2024 and 2023

(in thousands)

	Preferred Stock		Common Stock		Paid-in	Cumulative	Accumulated Other	Total	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Distributions in Excess of Net Income	Comprehensive Income/(Loss)	Stockholders' Equity	Interests	Equity
Balance at January 1, 2023	19	$19	618,484	$6,185	$9,618,271	$(119,548)	$10,581	$9,515,508	$131,401	$9,646,909
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	13	13
Net income	-	-	-	-	-	654,273	-	654,273	11,676	665,949
Other comprehensive (loss)/income:
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	(10,581)	(10,581)	-	(10,581)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	3,329	3,329	-	3,329
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(5,820)	(5,820)
Dividends declared to preferred shares	-	-	-	-	-	(25,021)	-	(25,021)	-	(25,021)
Dividends declared to common shares	-	-	-	-	-	(632,280)	-	(632,280)	-	(632,280)
Repurchase of preferred stock	-	-	-	-	(1,631)	-	-	(1,631)	-	(1,631)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(5,614)	(5,614)
Issuance of common stock	-	-	1,988	20	(20)	-	-	-	-	-
Surrender of restricted common stock	-	-	(774)	(8)	(16,319)	-	-	(16,327)	-	(16,327)
Exercise of common stock options	-	-	173	2	3,725	-	-	3,727	-	3,727
Amortization of equity awards	-	-	-	-	33,088	-	-	33,088	-	33,088
Redemption/conversion of noncontrolling interests	-	-	-	-	(112)	-	-	(112)	(3,663)	(3,775)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	1,492	-	-	1,492	-	1,492
Balance at December 31, 2023	19	19	619,871	6,199	9,638,494	(122,576)	3,329	9,525,465	127,993	9,653,458

Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	399	399
Net income	-	-	-	-	-	410,785	-	410,785	8,654	419,439
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	7,239	7,239	-	7,239
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	470	470	-	470
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(4,182)	(4,182)
Dividends declared to preferred shares	-	-	-	-	-	(31,782)	-	(31,782)	-	(31,782)
Dividends declared to common shares	-	-	-	-	-	(655,219)	-	(655,219)	-	(655,219)
Repurchase of preferred stock	-	-	-	-	(26,719)	-	-	(26,719)	-	(26,719)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(5,674)	(5,674)
Issuance of preferred stock for merger (1)	2	2	-	-	105,605	-	-	105,607	-	105,607
Issuance of common stock for merger (1)	-	-	53,034	530	1,166,234	-	-	1,166,764	-	1,166,764
Issuance of common stock, net	-	-	7,404	74	135,721	-	-	135,795	-	135,795
Noncontrolling interests assumed from the merger (1)	-	-	-	-	-	-	-	-	20,975	20,975
Surrender of restricted common stock	-	-	(815)	(8)	(15,877)	-	-	(15,885)	-	(15,885)
Amortization of equity awards	-	-	-	-	33,247	-	-	33,247	1,690	34,937
Redemption/conversion of noncontrolling interests	-	-	-	-	(178)	-	-	(178)	(4,490)	(4,668)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	(3,042)	-	-	(3,042)	-	(3,042)
Balance at December 31, 2024	21	21	679,494	6,795	11,033,485	(398,792)	11,038	10,652,547	145,365	10,797,912

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

For the Years Ended December 31, 2025, 2024 and 2023

(in thousands)

	Preferred Stock		Common Stock		Paid-in	Cumulative	Accumulated Other	Total	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Distributions in Excess of Net Income	Comprehensive Income/(Loss)	Stockholders' Equity	Interests	Equity
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	143	143
Net income	-	-	-	-	-	584,741	-	584,741	8,069	592,810
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(15,809)	(15,809)	-	(15,809)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(4,021)	(4,021)	-	(4,021)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(3,021)	(3,021)
Dividends declared to preferred shares	-	-	-	-	-	(30,163)	-	(30,163)	-	(30,163)
Dividends declared to common shares	-	-	-	-	-	(684,368)	-	(684,368)	-	(684,368)
Repurchase of preferred stock	-	-	-	-	(3,332)	(148)	-	(3,480)	-	(3,480)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(5,625)	(5,625)
Issuance of equity awards, net	-	-	1,241	12	2,093	-	-	2,105	4,320	6,425
Repurchase of common stock	-	-	(6,080)	(61)	(120,268)	-	-	(120,329)	-	(120,329)
Surrender of restricted common stock	-	-	(562)	(5)	(12,109)	-	-	(12,114)	-	(12,114)
Amortization of equity awards	-	-	-	-	29,464	-	-	29,464	3,779	33,243
Redemption/conversion of noncontrolling interests	-	-	-	-	(6,806)	-	-	(6,806)	(1,494)	(8,300)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	69	-	-	69	-	69
Balance at December 31, 2025	21	$21	674,093	$6,741	$10,922,596	$(528,730)	$(8,792)	$10,391,836	$151,536	$10,543,372

(1) See Footnotes 1 and 2 of the Notes to Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities:
Net income	$592,810	$419,439	$665,949
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	627,090	603,685	507,265
Impairment charges	9,517	4,476	14,043
Straight-line rental income adjustments, net	(29,275)	(23,171)	(22,517)
Amortization of above-market and below-market leases, net	(30,744)	(25,205)	(17,253)
Amortization of deferred financing costs and fair value debt adjustments, net	4,236	(762)	(9,196)
Equity award expense	33,225	34,900	33,054
Gain on sale of properties	(62,663)	(1,274)	(74,976)
(Gain)/loss on marketable securities, net	(3)	27,679	(21,262)
Change in fair value of embedded derivative liability	(2,293)	(129)	(734)
Equity in income of joint ventures, net	(96,781)	(83,827)	(72,278)
Equity in income of other investments, net	(3,440)	(9,821)	(10,709)
Distributions from joint ventures and other investments	96,474	97,723	75,827
Change in accounts and other receivables, net	130	5,993	18,453
Change in accounts payable and accrued expenses	(5,335)	(21,742)	5,826
Change in other operating assets	(18,832)	(3,974)	(25,767)
Change in other operating liabilities	5,899	(18,369)	5,882
Net cash flow provided by operating activities	1,120,015	1,005,621	1,071,607

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(218,377)	(152,943)	(277,308)
Improvements to operating real estate	(347,616)	(324,465)	(264,395)
Acquisition of RPT Realty	-	(149,103)	-
Investment in marketable securities	(1,356)	(1,375)	(3,614)
Proceeds from sale of marketable securities	1,000	301,463	292,552
Investments in preferred stock and cost method investments	(5,911)	(79)	(1,569)
Investments in and advances to real estate joint ventures	(11,462)	(4,055)	(24,494)
Reimbursements of investments in and advances to real estate joint ventures	23,843	26,974	13,738
Investments in and advances to other investments	(10,950)	(8,012)	(18,442)
Reimbursements of investments in and advances to other investments	1,940	2,946	282
Investment in mortgage and other financing receivables	(264,486)	(202,483)	(18,519)
Collection of mortgage and other financing receivables	341,881	108,399	133
Proceeds from sale of properties	108,627	71,280	160,064
Proceeds from insurance casualty claims	2,522	7,558	-
Principal payments from securities held-to-maturity	3,530	5,354	4,589
Net cash flow used for investing activities	(376,815)	(318,541)	(136,983)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(48,844)	(11,774)	(49,460)
Principal payments on rental property debt	(12,223)	(10,327)	(11,308)
Proceeds from issuance of unsecured term loans	-	860,000	-
Proceeds from issuance of unsecured notes	500,000	500,000	500,000
Repayments of unsecured term loans	-	(310,000)	-
Repayments of unsecured notes	(740,505)	(1,157,700)	-
Financing origination costs	(8,001)	(8,884)	(12,481)
Contributions from noncontrolling interests	143	274	13
Distributions to noncontrolling interests	(8,646)	(9,856)	(11,435)
Redemptions of noncontrolling interests	(31,218)	(43,031)	(46,982)
Dividends paid	(714,576)	(685,899)	(657,460)
Proceeds from issuance of stock, net	-	135,796	3,727
Repurchase of preferred stock	(3,480)	(26,719)	(1,491)
Repurchase of common stock	(120,329)	-	-
Shares repurchased for employee tax withholding on equity awards	(12,095)	(15,849)	(16,293)
Principal payments under finance lease obligations	(24,362)	(265)	-
Change in tenants' security deposits	3,999	3,128	2,474
Net cash flow used for financing activities	(1,220,137)	(781,106)	(300,696)

Net change in cash, cash equivalents and restricted cash	(476,937)	(94,026)	633,928
Cash, cash equivalents and restricted cash, beginning of year	689,731	783,757	149,829
Cash, cash equivalents and restricted cash, end of year	$212,794	$689,731	$783,757

Interest paid (net of capitalized interest of $3,247, $2,218 and $2,313, respectively)	$318,962	$301,239	$250,432
Income taxes paid, net of refunds	$23,462	$60,936	$65,267

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	December 31, 2025	December 31, 2024
Assets:
Real estate:
Land	$4,552,341	$4,498,196
Building and improvements	15,839,316	15,425,295
Intangible assets	1,227,199	1,247,081
Real estate	21,618,856	21,170,572
Less: accumulated depreciation and amortization	(4,849,564)	(4,360,239)
Total real estate, net	16,769,292	16,810,333

Investments in and advances to real estate joint ventures	1,454,051	1,487,675
Other investments	99,936	107,347
Cash, cash equivalents and restricted cash	212,794	689,731
Mortgage and other financing receivables, net	383,935	444,966
Accounts and other receivables, net	368,964	340,469
Deferred charges and prepaid expenses	177,873	167,041
Operating lease right-of-use assets, net	127,596	126,441
Other assets	93,809	135,893
Total assets (1)	$19,688,250	$20,309,896

Liabilities:
Notes payable, net	$7,718,730	$7,964,738
Mortgages payable, net	467,203	496,438
Accounts payable and accrued expenses	291,537	281,867
Intangible liabilities, net	334,527	366,943
Operating lease liabilities	120,078	117,199
Other liabilities	188,297	236,922
Total liabilities (2)	9,120,372	9,464,107
Redeemable noncontrolling interests	24,506	47,877

Commitments and Contingencies (Footnote 23)

Members' capital:
Preferred units; 20,748 and 20,806 units outstanding, respectively	546,256	549,588
General member; 674,093,047 and 679,493,522 common units outstanding, respectively	9,854,372	10,091,921
Limited members; 1,444,722 and 1,073,942 common units outstanding; respectively	30,183	22,276
Accumulated other comprehensive (loss)/income	(8,792)	11,038
Total members' capital	10,422,019	10,674,823
Noncontrolling interests	121,353	123,089
Total capital	10,543,372	10,797,912
Total liabilities and capital	$19,688,250	$20,309,896

(1)
Includes restricted assets of consolidated variable interest entities (“VIEs”) at December 31, 2025 and 2024 of $358,236 and $334,859, respectively. See Footnote 17 of the Notes to Consolidated Financial Statements.
(2)
Includes non-recourse liabilities of consolidated VIEs at December 31, 2025 and 2024 of $153,044 and $161,577, respectively. See Footnote 17 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per unit data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Revenues from rental properties, net	$2,121,400	$2,019,065	$1,767,057
Management and other fee income	18,716	17,949	16,343
Total revenues	2,140,116	2,037,014	1,783,400

Operating expenses
Rent	(16,776)	(16,837)	(15,997)
Real estate taxes	(277,478)	(261,700)	(231,578)
Operating and maintenance	(368,080)	(359,116)	(309,143)
General and administrative	(133,015)	(138,140)	(136,807)
Impairment charges	(9,517)	(4,476)	(14,043)
Merger charges	-	(25,246)	(4,766)
Depreciation and amortization	(627,090)	(603,685)	(507,265)
Total operating expenses	(1,431,956)	(1,409,200)	(1,219,599)

Gain on sale of properties	62,663	1,274	74,976

Operating income	770,823	629,088	638,777

Other income/(expense)
Special dividend income	-	-	194,116
Other income, net	2,047	28,074	27,999
Mortgage and other financing income, net	50,958	29,531	11,961
Gain/(loss) on marketable securities, net	3	(27,679)	21,262
Interest expense	(330,196)	(307,806)	(250,201)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	493,635	351,208	643,914

Provision for income taxes, net	(1,046)	(25,417)	(60,952)
Equity in income of joint ventures, net	96,781	83,827	72,278
Equity in income of other investments, net	3,440	9,821	10,709

Net income	592,810	419,439	665,949

Net income attributable to noncontrolling interests	(6,895)	(7,999)	(11,676)

Net income attributable to the Company	585,915	411,440	654,273

Preferred unit redemption charges	-	(3,304)	-
Preferred distributions, net	(30,311)	(31,763)	(25,021)

Net income available to the Company's common unitholders	$555,604	$376,373	$629,252

Per common unit:
Net income available to the Company's common unitholders
-Basic	$0.82	$0.55	$1.02
-Diluted	$0.82	$0.55	$1.02

Weighted average units:
-Basic	676,042	672,512	616,947
-Diluted	676,270	673,086	618,199

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$592,810	$419,439	$665,949
Other comprehensive (loss)/income:
Change in unrealized gains related to defined benefit plan	-	-	(10,581)
Change in fair value of cash flow hedges for interest payments	(15,809)	7,239	-
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	(4,021)	470	3,329
Other comprehensive (loss)/income	(19,830)	7,709	(7,252)

Comprehensive income	572,980	427,148	658,697

Comprehensive income attributable to noncontrolling interests	(6,895)	(7,999)	(11,676)

Comprehensive income attributable to the Company	$566,085	$419,149	$647,021

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

For the Years Ended December 31, 2025, 2024 and 2023

(in thousands)

	General Member				Limited Members
	Preferred Units		Common Units		Common Units		Accumulated Other	Total Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Comprehensive Income/(Loss)	Capital	Interests	Capital
Balance at January 1, 2023	19	$469,027	618,484	$9,035,900	-	$-	$10,581	$9,515,508	$131,401	$9,646,909
Contributions from noncontrolling interest	-	-	-	-	-	-	-	-	13	13
Net income	-	25,021	-	629,252	-	-	-	654,273	11,676	665,949
Other comprehensive (loss)/income:
Change in unrealized gains related to defined benefit plan	-	-	-	-	-	-	(10,581)	(10,581)	-	(10,581)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	3,329	3,329	-	3,329
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(5,820)	(5,820)
Distributions declared to preferred unitholders	-	(25,021)	-	-	-	-	-	(25,021)	-	(25,021)
Distributions declared to common unitholders	-	-	-	(632,280)	-	-	-	(632,280)	-	(632,280)
Repurchase of preferred units	-	(1,631)	-	-	-	-	-	(1,631)	-	(1,631)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(5,614)	(5,614)
Issuance of common units as a result of common stock issued by Parent Company	-	-	2,161	3,727	-	-	-	3,727	-	3,727
Surrender of restricted common units	-	-	(774)	(16,327)	-	-	-	(16,327)	-	(16,327)
Amortization of equity awards	-	-	-	33,088	-	-	-	33,088	-	33,088
Redemption/conversion of noncontrolling interests	-	-	-	(112)	-	-	-	(112)	(3,663)	(3,775)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	1,492	-	-	-	1,492	-	1,492
Balance at December 31, 2023	19	467,396	619,871	9,054,740	-	-	3,329	9,525,465	127,993	9,653,458

Contributions from noncontrolling interest	-	-	-	-	-	-	-	-	399	399
Net income	-	31,763	-	379,022	-	655	-	411,440	7,999	419,439
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	7,239	7,239	-	7,239
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	470	470	-	470
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(4,182)	(4,182)
Distributions declared to preferred unitholders	-	(31,763)	-	-	-	-	-	(31,763)	-	(31,763)
Distributions declared to common unitholders	-	-	-	(655,238)	-	(1,041)	-	(656,279)	-	(656,279)
Repurchase of preferred units	-	(23,415)	-	(3,304)	-	-	-	(26,719)	-	(26,719)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(4,630)	(4,630)
Issuance of preferred units for merger (1)	2	105,607	-	-	-	-	-	105,607	-	105,607
Issuance of common units for merger (1)	-	-	53,034	1,166,764	953	20,975	-	1,187,739	-	1,187,739
Issuance of common units, net	-	-	7,404	135,795	121	-	-	135,795	-	135,795
Redemption of common units	-	-	-	-	-	(3)	-	(3)	-	(3)
Surrender of restricted common units	-	-	(815)	(15,885)	-	-	-	(15,885)	-	(15,885)
Amortization of equity awards	-	-	-	33,247	-	1,690	-	34,937	-	34,937
Redemption/conversion of noncontrolling interests	-	-	-	(178)	-	-	-	(178)	(4,490)	(4,668)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	(3,042)	-	-	-	(3,042)	-	(3,042)
Balance at December 31, 2024	21	549,588	679,494	10,091,921	1,074	22,276	11,038	10,674,823	123,089	10,797,912

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (continued)

For the Years Ended December 31, 2025, 2024 and 2023

(in thousands)

	General Member				Limited Members
	Preferred Units		Common Units		Common Units		Accumulated Other	Total Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Comprehensive Income/(Loss)	Capital	Interests	Capital
Contributions from noncontrolling interest	-	-	-	-	-	-	-	-	143	143
Net income	-	30,311	-	554,430	-	1,174	-	585,915	6,895	592,810
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(15,809)	(15,809)	-	(15,809)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(4,021)	(4,021)	-	(4,021)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(3,021)	(3,021)
Distributions declared to preferred unitholders	-	(30,181)	-	-	-	-	-	(30,181)	-	(30,181)
Distributions declared to common unitholders	-	-	-	(684,350)	-	(1,366)	-	(685,716)	-	(685,716)
Repurchase of preferred units	-	(3,462)	-	(18)	-	-	-	(3,480)	-	(3,480)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(4,259)	(4,259)
Issuance of equity awards, net	-	-	1,241	2,105	371	4,320	-	6,425	-	6,425
Repurchase of common units	-	-	(6,080)	(120,329)	-	-	-	(120,329)	-	(120,329)
Surrender of restricted common units	-	-	(562)	(12,114)	-	-	-	(12,114)	-	(12,114)
Amortization of equity awards	-	-	-	29,464	-	3,779	-	33,243	-	33,243
Redemption/conversion of noncontrolling interests	-	-	-	(6,806)	-	-	-	(6,806)	(1,494)	(8,300)
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	69	-	-	-	69	-	69
Balance at December 31, 2025	21	$546,256	674,093	$9,854,372	1,445	$30,183	$(8,792)	$10,422,019	$121,353	$10,543,372

(1) See Footnotes 1 and 2 of the Notes to Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities:
Net income	$592,810	$419,439	$665,949
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	627,090	603,685	507,265
Impairment charges	9,517	4,476	14,043
Straight-line rental income adjustments, net	(29,275)	(23,171)	(22,517)
Amortization of above-market and below-market leases, net	(30,744)	(25,205)	(17,253)
Amortization of deferred financing costs and fair value debt adjustments, net	4,236	(762)	(9,196)
Equity award expense	33,225	34,900	33,054
Gain on sale of properties	(62,663)	(1,274)	(74,976)
(Gain)/loss on marketable securities, net	(3)	27,679	(21,262)
Change in fair value of embedded derivative liability	(2,293)	(129)	(734)
Equity in income of joint ventures, net	(96,781)	(83,827)	(72,278)
Equity in income of other investments, net	(3,440)	(9,821)	(10,709)
Distributions from joint ventures and other investments	96,474	97,723	75,827
Change in accounts and other receivables, net	130	5,993	18,453
Change in accounts payable and accrued expenses	(5,335)	(21,742)	5,826
Change in other operating assets	(18,832)	(3,974)	(25,767)
Change in other operating liabilities	5,899	(18,369)	5,882
Net cash flow provided by operating activities	1,120,015	1,005,621	1,071,607

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(218,377)	(152,943)	(277,308)
Improvements to operating real estate	(347,616)	(324,465)	(264,395)
Acquisition of RPT Realty	-	(149,103)	-
Investment in marketable securities	(1,356)	(1,375)	(3,614)
Proceeds from sale of marketable securities	1,000	301,463	292,552
Investments in preferred stock and cost method investments	(5,911)	(79)	(1,569)
Investments in and advances to real estate joint ventures	(11,462)	(4,055)	(24,494)
Reimbursements of investments in and advances to real estate joint ventures	23,843	26,974	13,738
Investments in and advances to other investments	(10,950)	(8,012)	(18,442)
Reimbursements of investments in and advances to other investments	1,940	2,946	282
Investment in mortgage and other financing receivables	(264,486)	(202,483)	(18,519)
Collection of mortgage and other financing receivables	341,881	108,399	133
Proceeds from sale of properties	108,627	71,280	160,064
Proceeds from insurance casualty claims	2,522	7,558	-
Principal payments from securities held-to-maturity	3,530	5,354	4,589
Net cash flow used for investing activities	(376,815)	(318,541)	(136,983)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(48,844)	(11,774)	(49,460)
Principal payments on rental property debt	(12,223)	(10,327)	(11,308)
Proceeds from issuance of unsecured term loans	-	860,000	-
Proceeds from issuance of unsecured notes	500,000	500,000	500,000
Repayments of unsecured term loans	-	(310,000)	-
Repayments of unsecured notes	(740,505)	(1,157,700)	-
Financing origination costs	(8,001)	(8,884)	(12,481)
Payment of early extinguishment of debt charges	-	-	-
Contributions from noncontrolling interests	143	274	13
Distributions to noncontrolling interests	(7,280)	(9,856)	(11,435)
Redemptions of noncontrolling interests	(31,218)	(43,031)	(46,982)
Distributions paid	(715,942)	(685,899)	(657,460)
Proceeds from issuance of units, net	-	135,796	3,727
Repurchase of preferred units	(3,480)	(26,719)	(1,491)
Repurchase of common units	(120,329)	-	-
Units repurchased for employee tax withholding on equity awards	(12,095)	(15,849)	(16,293)
Principal payments under finance lease obligations	(24,362)	(265)	-
Change in tenants' security deposits	3,999	3,128	2,474
Net cash flow used for financing activities	(1,220,137)	(781,106)	(300,696)

Net change in cash, cash equivalents and restricted cash	(476,937)	(94,026)	633,928
Cash, cash equivalents and restricted cash, beginning of year	689,731	783,757	149,829
Cash, cash equivalents and restricted cash, end of year	$212,794	$689,731	$783,757

Interest paid (net of capitalized interest of $3,247, $2,218 and $2,313, respectively)	$318,962	$301,239	$250,432
Income taxes paid, net of refunds	$23,462	$60,936	$65,267

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

1.
Summary of Significant Accounting Policies:

Business and Organization

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes. Substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the managing member and exercises exclusive control over Kimco OP. As of December 31, 2025, the Parent Company owned 99.79% of the outstanding limited liability company interests (the "OP Units") in Kimco OP. The terms “Kimco”, “the Company” and “our”, each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT for U.S. federal income tax purposes, such terms refer solely to Kimco Realty Corporation.

The Company is the leading owner and operator of high-quality, open-air, grocery-anchored shopping centers and mixed-use properties in the United States. The Company’s portfolio is primarily concentrated in the first-ring suburbs of the top major metropolitan markets, including those in high-barrier-to-entry coastal markets and Sun Belt cities, with a tenant mix focused on essential, necessity-based goods and services that drive multiple shopping trips per week. The Company, its affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, including mixed-use assets, which are anchored primarily by grocery stores, off-price retailers, discounters or service-oriented tenants. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise. The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders. The Company evaluates performance on a property specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Footnote 19 of the Notes to Consolidated Financial Statements for further discussion.

The Company elected status as a REIT for federal income tax purposes commencing with its taxable year which began January 1, 1992 and operates in a manner that enables the Company to maintain its status as a REIT. To qualify as a REIT, the Company must meet several organizational and operational requirements, and is required to distribute annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes for any year less than 100% of its REIT taxable income, determined without regard to the dividends paid deductions and including any net capital gain. In January 2023, the Company reorganized into an umbrella partnership real estate investment trust structure ("UPREIT"). The Company believes it is organized and operates in such a manner to qualify and remain qualified as a REIT, in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company, generally, will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined in the Code. The Company maintains certain subsidiaries that have made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), that permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state income taxes on its income, and the Company includes, when applicable, a provision for taxes in its consolidated financial statements. See Footnote 25 of the Notes to Consolidated Financial Statements for further discussion.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, which included certain modifications to U.S. tax law, including certain provisions that affect the taxation of REITs and their investors. The OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017 and were generally set to expire for taxable years beginning after December 31, 2025. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to TRSs (the permissible value of TRS securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025. The OBBBA did not have a material impact on the Company’s financial condition and/or results of operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

RPT Merger

On January 2, 2024, RPT Realty (“RPT”) merged with and into the Company, with the Company continuing as the surviving public company (the “RPT Merger”), pursuant to the definitive merger agreement (the “Merger Agreement”) between the Company and RPT, entered into on August 28, 2023. Under the terms of the Merger Agreement, each RPT common share was converted into 0.6049 of a newly issued share of the Company’s common stock, together with cash in lieu of fractional shares, and each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT was converted into the right to receive one depositary share representing one one-thousandth of a share of the Company’s 7.25% Class N Cumulative Convertible Perpetual Preferred Stock, par value $1.00 per share (“Class N Preferred Stock”). During the year ended December 31, 2024, the Company incurred expenses of $25.2 million associated with the RPT Merger, primarily comprised of severance, legal and professional fees. See Footnote 2 of the Notes to Consolidated Financial Statements for further details on the RPT Merger.

Basis of Presentation

This report combines the annual reports on Form 10-K for the annual period ended December 31, 2025, of the Parent Company and Kimco OP into this single report. The accompanying Consolidated Financial Statements include the accounts of the Parent Company and Kimco OP and their consolidated subsidiaries. The Company's subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Parent Company serves as the general member of Kimco OP. The limited members of Kimco OP have limited rights over Kimco OP and do not have the power to direct the activities that most significantly impact Kimco OP's economic performance. As such, Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation.

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

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its consolidated financial statements (see Footnotes 13 and 20 of the Notes to Consolidated Financial Statements).

Real Estate and Intangibles

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

In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. The fair value of any tangible real estate assets acquired is determined by valuing the building as if it were vacant, and the fair value is then allocated to buildings and improvements based on various valuation techniques and other information, including replacement cost, direct capitalization method, discounted cash flow method, sales comparison approach, similar fair value models, or executed purchase and sale agreements. The fair value of land is determined using the sales comparison approach. Fair value estimates determined using the direct capitalization and discounted cash flow methods employ significant assumptions, such as normalized net operating income, stabilized net operating income, income growth rates, market lease rates, discount rates, terminal capitalization rates, planned capital expenditures, estimates of future cash flows, and other market data. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. Tangible assets may include land, land improvements, buildings, building improvements and tenant improvements. Intangible assets may include the value of in-place leases, above and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics.

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

In determining the value of in-place leases, management considers current market conditions, market lease rates, costs to execute new or similar leases and carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes real estate taxes, insurance, other operating expenses, estimates of lost rental revenue during the expected lease-up periods and estimating costs to execute new or similar leases includes leasing commissions, legal and other related costs based on current market demand. The value assigned to in-place leases is amortized over the estimated remaining term of the leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease would be written off.

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

The Company’s joint ventures primarily consist of co-investments with institutional and other joint venture partners in open-air shopping center or mixed-use properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. On a select basis, certain of these joint ventures have obtained unsecured financing. As of December 31, 2025, the Company did not guaranty any unsecured joint venture debt.

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

The Company applies the current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. On a quarterly basis, the Company reviews credit quality indicators such as (i) payment status to identify performing versus non-performing loans, (ii) changes affecting the underlying real estate collateral and (iii) national and regional economic factors. The Company has determined that it has one portfolio, primarily represented by loans collateralized by real estate, whereby it determines, as needed, reserves for loan losses on an asset-specific basis. The Company utilizes its history of incurred losses as well as external data to perform its expected credit loss calculation using the probability of default (“PD”) and loss given default method (“LGD”). This approach calculates the expected credit loss by multiplying the PD (probability the asset will default within a given timeframe) by the LGD (percentage of the asset not expected to be collected due to default). The reserve for loan losses reflects management's estimate of loan losses as of the balance sheet date and any adjustments are included in Mortgage and other financing income, net on the Company’s Consolidated Statements of Income. The reserve is increased through loan loss provision and is decreased by recoveries and charge-offs when losses are confirmed through the receipt of assets such as cash or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased.

Interest income on performing loans is accrued as earned. Accrued interest receivable is included in Accounts and other receivables, net on the Company’s Consolidated Balance Sheets. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. Generally, loans 90 days or more past due are placed on non-accrual status unless there is sufficient collateral to assure collectability of principal and interest. Upon the designation of non-accrual status, all unpaid accrued interest is reserved and charged against current income. Interest income on non-performing loans is generally recognized on a cash basis. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other Assets

Marketable Securities

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance. In accordance with ASC Topic 825 Financial Instruments: the Company recognizes changes in the fair value of equity investments with readily determinable fair values in net income.

Tax Increment Revenue Bonds

Other assets include Series B tax increment revenue bonds issued by the Sheridan Redevelopment Agency in connection with the development of a project in Sheridan, Colorado, which mature on December 15, 2039. These Series B bonds have been classified as held-to-maturity and were recorded at estimated fair value. The fair value estimates of the Company’s held-to-maturity tax increment revenue bonds are based on discounted cash flow analysis, which are based on the expected future sales tax revenues of the project. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses observable market-based inputs, such as market discount rates and unobservable market-based inputs, such as future growth and inflation rates. Interest on these bonds is recorded at an effective interest rate while cash payments are received at the contractual interest rate.

The held-to-maturity bonds are evaluated for credit losses based on discounted estimated future cash flows. Any future receipts in excess of the amortized basis will be recognized as revenue when received. The credit risk associated with the amortized value of these bonds is deemed as low risk as the bonds are earmarked for repayments from a government entity which are funded through sales and property taxes.

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

Revenue, Trade Accounts Receivable and Gain Recognition

The Company determines the proper amount of revenue to be recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”), by performing the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of December 31, 2025 and 2024, the Company had no outstanding contract assets or contract liabilities.

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

Also included in Revenues from rental properties, net are ancillary income and TIF income. Ancillary income is derived through various agreements relating to parking lots, clothing bins, temporary storage, vending machines, ATMs, electric vehicle charging stations, trash bins and trash collections, seasonal leases, etc. The majority of the revenue derived from these sources is through lease agreements/arrangements and is recognized in accordance with the lease terms described in the lease. The Company has TIF agreements with certain municipalities and receives payments in accordance with the agreements. TIF reimbursement income is recognized on a cash basis when received.

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

Trade Accounts Receivable

The Company reviews its trade accounts receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. The Company evaluates the probability of the collection of the lessee’s total accounts receivable, including the corresponding straight-line rent receivable balance on a lease-by-lease basis. The Company’s analysis of its accounts receivable includes (i) customer credit worthiness, (ii) assessment of risk associated with the tenant, and (iii) current economic trends. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the uncollectible receivable balances associated with the lease and will only recognize lease income on a cash basis. The Company includes provision for doubtful accounts in Revenues from rental properties, net, in accordance with Topic 842. Lease income will then be limited to the lesser of (i) the straight-line rental income or (ii) the lease payments that have been collected from the lessee. In addition to the lease-specific collectability assessment performed under Topic 842, the analysis also recognizes a general reserve under ASC Topic 450 Contingencies, as a reduction to Revenues from rental properties, net, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical and current collection experience and the potential for settlement of arrears. Although the Company estimates uncollectible receivables and provides for them through charges against revenues from rental properties, actual results may differ from those estimates. If the Company subsequently determines that it is probable it will collect the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance.

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

Income Taxes

The Company elected to qualify as a REIT for federal income tax purposes commencing with its taxable year January 1, 1992 and operates in a manner that enables the Company to qualify and maintain its status as a REIT. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code. The Company will be subject to federal income tax at regular corporate rates to the extent that it distributes for any year less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Most states, in which the Company holds investments in real estate, conform to the federal rules recognizing REITs.

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

Contingently redeemable noncontrolling interests are recorded at fair value upon issuance. Any change in the fair value or redemption value of these noncontrolling interests is subsequently recognized through Paid-in capital on the Company’s Consolidated Balance Sheets and is included in the Company’s computation of earnings per share (see Footnote 28 of the Notes to Consolidated Financial Statements).

Stock Compensation

In May 2020, the Company’s stockholders approved the 2020 Equity Participation Plan (the “2020 Plan”), which is a successor to the Restated Kimco Realty Corporation 2010 Equity Participation Plan that expired in March 2020. The 2020 Plan provided for a maximum of 10,000,000 shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock units, performance awards, dividend equivalents, LTIP Units, stock payments and deferred stock awards. Unless otherwise determined by the Board of Directors at its sole discretion, restricted stock grants under the 2020 Plan generally vest (i) 100% on the fifth anniversary of the grant, (ii) ratably over five years or (iii) over ten years at 20% per year commencing after the fifth year. Performance share awards under the 2020 Plan, which vest over a period of three years, may provide a right to receive shares of the Company’s common stock or restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors. In addition, the 2020 Plan provided for the granting of restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permitted such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In April 2025, the Company’s stockholders approved the Kimco Realty Corporation 2025 Equity Participation Plan (as amended and/or restated, the “2025 Plan” and, together with the 2020 Plan, the "Plans"), which is the successor to the 2020 Plan. The 2025 Plan provides for a maximum of 17.5 million shares of the Company’s common stock (plus a number of shares subject to awards under the 2020 Plan that become available for issuance under the 2025 Plan) to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, LTIP Units (including performance-based LTIP Units), stock payments and deferred stock awards.

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance, which requires that all share-based payments to employees, including grants of employee stock options, restricted stock, performance shares and LTIP Units, be recognized in the Statements of Income over the service period based on their fair values. Fair value of restricted shares and Time-Based LTIP Units is calculated based on the Company's common stock closing share price on the date of grant. Fair value of performance awards and Perfomanced-Based LTIP Units is determined using the Monte Carlo method, which is intended to estimate the fair value of the awards at the grant date. Granted Time-Based LTIP Units and Performance-Based LTIP Units do not have redemption rights into shares of Company common stock, but any OP Units into which LTIP Units may be converted are entitled to redemption rights (see Footnote 24 of the Notes to Consolidated Financial Statements for additional disclosure on the assumptions and methodology).

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. For comparative purposes, as of December 31, 2024, the Company reclassified (i) Intangible assets from Building and improvements to a separate line item, (ii) Mortgage and other financing receivables, net from Other assets to a separate line item, (iii) Marketable securities to Other assets, (iv) Intangible liabilities, net from Other liabilities to a separate line item, and (v) Dividends payable to Other liabilities on the Company’s Consolidated Balance Sheet as follows (in thousands):

As of December 31, 2024
Assets:
Building and improvements	$(1,247,081)
Intangible assets	$1,247,081
Mortgage and other financing receivables, net	$444,966
Marketable securities	$(2,290)
Other assets	$(442,676)
Liabilities:
Intangible liabilities, net	$366,943
Other liabilities	$(360,534)
Dividends payable	$(6,409)

For comparative purposes, for the years ended December 31, 2024 and 2023, the Company reclassified Mortgage and other financing income, net from Other income, net to a separate line item on the Company’s Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2024	2023
Mortgage and other financing income, net	$29,531	$11,961
Other income, net	$(29,531)	$(11,961)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

New Accounting Pronouncements

The following table represents Accounting Standards Updates ("ASUs") to the FASB’s ASCs that, as of December 31, 2025, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

ASU 2025-01, Income Statement - Reporting Comprehensive, Income -Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date

These ASUs require additional disclosure about a public business entity’s expenses and more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's operating expenses.

Fiscal years beginning January 1, 2027, and interim periods for fiscal years beginning January 1, 2028; Early adoption permitted

The Company is reviewing the extent of new disclosures necessary prior to implementation. Other than additional disclosure, the adoption of these ASUs will not have a material impact on the Company's financial position and/or results of operations.

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
ASU 2025-05 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

The amendments in this ASU provide a practical
expedient to assume that conditions as of the balance
sheet date remain unchanged over the life of the asset
when estimating expected credit losses for current
accounts receivable and current contract assets
arising from transactions accounted for under Topic
606. The amendments are to be applied
prospectively.

		January 1, 2026; early adoption is permitted as of the beginning of an interim or annual reporting period	The adoption of this ASU, which is to be applied prospectively, will not have a material impact on the Company’s financial position and/or results of operations.
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350- 40): Targeted Improvements to the Accounting for Internal- Use Software

This ASU amends the existing standard to remove all
references to prescriptive and sequential software
development project stages. Under this guidance,
eligible software development costs will begin
capitalization when management has authorized and
committed to funding the software project, and it is
probable that the project will be completed and the
software will be used to perform the function
intended. In evaluating whether it is probable the
project will be completed;, management is required
to consider whether there is significant uncertainty
associated with the development activities of the
software. The amendments may be applied on a
prospective basis, a modified basis for in-process
projects, or a retrospective basis.

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
Customers (Topic 606):
Derivatives Scope
Refinements and Scope
Clarification for Share-
Based Noncash
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
ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans

The new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to CECL. The FASB decided not to change the existing models for originated assets, purchased credit deteriorated assets ("PCD") or other acquired assets.

Under this ASU, the initial allowance for credit losses recorded upon the acquisition of loans in scope is recognized as an adjustment to the amortized cost basis of the loan–similar to the PCD model. For these loans, the “day-one” credit loss estimate does not impact earnings immediately but rather is amortized over time as an adjustment to interest income. Subsequent changes in the allowance for credit losses are reported in earnings within credit loss expense. The amendments should be applied prospectively to loans that are acquired on or after the initial application date.

		January 1, 2027; early adoption is permitted	The Company is assessing the impact this ASU, which is applied prospectively, will have on the Company’s financial position and/or results of operations.
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

This ASU clarifies certain aspects of the guidance on
hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative.

The five main provisions include:

1.
Similar risk assessment for cash flow hedges
2.
Hedging interest payments on choose-your-rate debt
3.
Cash flow hedges of non-financial forecasted transactions
4.
Net written options as hedging instruments
5.
Foreign currency-denominated debt designated as a hedging instrument and a hedged item

The amendments should be applied prospectively, and there are transition provisions designed to assist in migrating existing hedging relationships to the new guidance.

		January 1, 2027; early adoption is permitted on any date on or after the issuance of this ASU	The Company is assessing the impact this ASU, which is applied prospectively, will have on the Company’s financial position and/or results of operations.
ASU 2025-11, Interim Reporting (Topic 270): - Narrow-Scope Improvements	This ASU clarifies interim disclosure requirements, including providing a comprehensive list of interim disclosure requirements under U.S. GAAP and a disclosure principle that	January 1, 2028; early adoption is permitted	The Company is assessing the impact this ASU, which can be applied

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

ASU	Description	Effective Date	Effect on the financial statements or other significant matters requires entities to disclose events since the last annual reporting period that have a material impact on the entity. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements.

prospectively, will have on the Company’s financial position and/or results of operations.

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
ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards

The amendments in this ASU clarify how to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements (ASC 718) or as cash bonus or profit-sharing arrangements (ASC 710, Compensation - General, or other guidance) and apply to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to the illustrative guidance, this ASU modifies the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interests and similar awards granted or modified on or after the adoption date.

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

		Fiscal year beginning January 1, 2025	The adoption of this ASU did not have a material impact on the Company’s financial position and/or results of operations.

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

Under the terms of the Merger Agreement, each RPT common share was converted into 0.6049 of a newly issued share of the Company’s common stock, together with cash in lieu of fractional shares and each 7.25% Series D Cumulative Convertible Perpetual Preferred Share of RPT was converted into the right to receive one depositary share representing one one-thousandth of a share of Class N Preferred Stock of the Company. During the year ended December 31, 2024, the Company incurred expenses of $25.2 million associated with the RPT Merger, primarily comprised of severance, legal and professional fees.

The number of RPT shares/units outstanding that converted to shares of the Company’s shares/units as of January 2, 2024 were determined as follows (amounts presented in thousands, except per share data):

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

Since the date of the Merger through December 31, 2024, the revenue and net income from RPT included in the Company’s Consolidated Statements of Income were $178.6 million and $13.4 million (excluding $25.2 million of Merger charges), respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Pro forma Information (Unaudited)

The pro forma financial information set forth below is based upon the Company’s historical Consolidated Statements of Income for the year ended December 31, 2024 and 2023, adjusted to give effect to these properties acquired as of January 1, 2023. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods. Amounts are presented in millions.

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
3.
Real Estate and Intangibles:

The Company’s components of Real estate, net consist of the following (in thousands):

	December 31,
	2025	2024
Land:
Developed land	$4,536,322	$4,483,219
Undeveloped land	16,019	14,977
Total land	4,552,341	4,498,196
Buildings and improvements:
Buildings	11,683,629	11,542,812
Building improvements	2,606,812	2,449,924
Tenant improvements	1,501,409	1,387,142
Fixtures and leasehold improvements	47,466	45,417
Total buildings and improvements	15,839,316	15,425,295
Intangible assets:
Above-market leases	179,533	183,599
In-place leases	1,047,666	1,063,482
Total intangible assets	1,227,199	1,247,081
Real estate	21,618,856	21,170,572
Accumulated depreciation and amortization (1)	(4,849,564)	(4,360,239)
Total real estate, net	$16,769,292	$16,810,333

(1)
The Company had accumulated amortization relating to in-place leases and above-market leases aggregating $934,526 at December 31, 2025 and $858,309 at December 31, 2024.

In addition, at December 31, 2025 and 2024, the Company had intangible liabilities relating to below-market leases from property acquisitions of $334.5 million and $366.9 million, respectively, net of accumulated amortization of $301.7 million and $287.8 million, respectively.

The Company’s amortization associated with above-market and below-market leases for the years ended December 31, 2025, 2024 and 2023 resulted in net increases to revenue of $30.7 million, $25.2 million and $17.3 million, respectively. The Company’s amortization expense associated with in-place leases, which is included in depreciation and amortization, for the years ended December 31, 2025, 2024 and 2023 was $110.7 million, $133.7 million and $94.7 million, respectively.

The estimated net amortization income/(expense) associated with the Company’s above-market and below-market leases and in-place leases for the next five years are as follows (in millions):

	2026	2027	2028	2029	2030
Above-market and below-market leases amortization, net	$21.8	$14.6	$14.7	$14.4	$14.8
In-place leases amortization	$(73.3)	$(53.4)	$(39.4)	$(23.8)	$(17.2)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.
Property Acquisitions:

Acquisition/Consolidation of Operating Properties

During the year ended December 31, 2025, the Company acquired the following operating properties, through direct asset purchases or consolidation due to change in control resulting from the purchase of additional interests in certain operating properties held in an unconsolidated joint venture (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Other	Total	GLA
Markets at Town Center (1)	Jacksonville, FL	Jan-25	$108,238	$-	$-	$108,238	254
College Park Land (2)	Las Vegas, NV	Jan-25	12,746	-	1,428	14,174	-
Francisco Center Land (2)	Las Vegas, NV	Jan-25	11,588	-	593	12,181	-
Tanasbourne Village (3)	Hillsboro, OR	Aug-25	38,171	31,926	7,076	77,173	207
The Shoppes at 82nd Street (4)	Jackson Heights, NY	Dec-25	74,692	-	-	74,692	59
			$245,435	$31,926	$9,097	$286,458	520

(1)
The Company had a mortgage receivable of $15.0 million related to this property, which was repaid by the seller at closing.
(2)
The Company acquired the fee interest in two properties under finance ground lease agreements through the exercise of a call option for an aggregate purchase price of $24.2 million. In addition, the Company had a mortgage receivable of $3.4 million, which was repaid by the seller at closing. This transaction also resulted in a decrease in Other assets of $26.2 million and a decrease in Other liabilities of $24.2 million on the Company’s Consolidated Balance Sheets related to the finance right-of-use assets and lease liabilities (included in Other). See Footnote 11 of the Notes to Consolidated Financial Statements for further details.
(3)
Other includes the Company’s previously held equity investment in the Prudential Investment Program and gain on change in control. The Company evaluated this transaction pursuant to the ASC Topic 810 Consolidation. The Company recognized a gain on change in control of interest of $5.7 million, resulting from the fair value adjustment associated with the Company’s previously held equity interest, which is included in Equity in income of joint ventures, net on the Consolidated Statements of Income. The Company previously held an ownership interest of 15.0% in this property interest. See Footnote 7 of the Notes to Consolidated Financial Statements.
(4)
The Company had a mortgage receivable of $14.9 million related to this property, which was repaid by the seller at closing.

During the year ended December 31, 2024, the Company acquired Waterford Lakes Town Center, which was comprised of 701,941 square feet of GLA, located in Orlando, Florida, for a purchase price of $322.0 million, including the assumption of a $164.6 million mortgage loan.

Included in the Company’s Consolidated Statements of Income are $14.0 million and $8.0 million in total revenues and $1.1 million and ($1.9) million in net income/(loss) from the date of acquisition through December 31, 2025 and 2024, respectively, for operating properties acquired/consolidated during each of the respective years.

Purchase Price Allocations

The purchase price for these acquisitions is allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocations for properties acquired/consolidated during the years ended December 31, 2025 and 2024, are as follows (in thousands):

	Allocation as of December 31, 2025	Weighted- Average Useful Life (in Years)	Allocation as of December 31, 2024	Weighted- Average Useful Life (in Years)
Land	$71,443	n/a	$51,669	n/a
Buildings	179,952	50.0	209,882	50.0
Building improvements	7,742	45.0	14,754	45.0
Tenant improvements	10,015	6.4	13,730	7.5
In-place leases	25,507	6.3	43,173	6.0
Above-market leases	1,063	5.5	6,807	7.5
Below-market leases	(9,436)	17.1	(15,884)	9.8
Mortgage fair value adjustment	500	0.8	-	-
Other assets	811	-	-	-
Other liabilities	(1,139)	-	-	-
Net assets acquired/consolidated	$286,458		$324,131

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

5.
Dispositions of Real Estate:

The table below summarizes the Company’s disposition activity relating to operating properties and parcels, in separate transactions (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Aggregate sales price/gross fair value (1) (2) (3)	$109.3	$255.1	$214.2
Gain on sale of properties (4)	$62.7	$1.3	$75.0
Number of operating properties sold/deconsolidated (2)	4	11	6
Number of parcels sold	6	10	13

(1)
During 2024, the Company provided, as a lender, seller financing totaling $175.4 million related to the sale of nine operating properties.
(2)
During 2023, the Company contributed a land parcel and related entitlements, located in Admore, PA, into a preferred equity investment with a gross value of $19.6 million. As a result, the Company no longer consolidates this land parcel and has a noncontrolling interest in this investment.
(3)
During 2023, the Company provided seller financing of $25.0 million related to the sale of an operating property located in Gresham, OR.
(4)
For the years ended December 31, 2025, 2024 and 2023, amounts are before noncontrolling interests of $0.1 million, $0.1 million, and $1.8 million, respectively, and taxes of $0.4 million, $0.2 million and $1.6 million, respectively, after utilization of net operating loss carryforwards where applicable.
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

The Company has a capital recycling program which provides for the disposition of certain properties, typically of lesser quality assets in less desirable locations. The Company adjusted the anticipated hold period for these properties and as a result the Company recognized impairment charges on certain operating properties. The Company’s efforts to market certain assets and management’s assessment as to the likelihood and timing of such potential transactions and/or the property hold period resulted in the Company recognizing impairment charges of $9.5 million, $4.5 million and $14.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts relate to adjustments to property carrying values for properties which the Company has marketed for sale and as such has adjusted the anticipated hold periods for such properties. The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers, which were less than the carrying value of the assets. See Footnote 18 of the Notes to Consolidated Financial Statements for fair value disclosure.

7.
Investments in and Advances to Real Estate Joint Ventures:

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at December 31, 2025 and 2024 (in millions, except number of properties):

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Noncontrolling	The Company's Investment
	Ownership Interest	December 31,
Joint Venture	December 31, 2025	2025	2024
Prudential Investment Program	15.0%	$120.1	$133.3
Kimco Income Opportunity Portfolio (“KIR”)	52.1%	287.2	289.1
R2G Venture LLC (“R2G”) (1)	51.5%	401.2	411.8
Canada Pension Plan Investment Board (“CPP”)	55.0%	202.3	202.8
Other Institutional Joint Ventures	Various	236.0	237.7
Other Joint Venture Programs (2)	Various	207.3	213.0
Total*		$1,454.1	$1,487.7

* Representing 114 property interests, 48 other property interests and 24.4 million square feet of GLA, as of December 31, 2025, and 116 property interests, 48 other property interests and 25.1 million square feet of GLA, as of December 31, 2024.

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

The table below presents the Company’s share of net income for the above investments, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2025	2024	2023
Prudential Investment Program	$15.6	$11.9	$16.4
KIR	37.5	36.6	34.7
R2G	8.7	9.0	-
CPP	12.3	9.9	8.7
Other Institutional Joint Ventures	5.1	3.7	2.6
Other Joint Venture Programs (1)	17.6	12.7	9.9
Total	$96.8	$83.8	$72.3

(1)
During 2025, the Company recognized $4.7 million of equity in income related to the restructuring of a joint venture.

During 2025, the Company acquired the remaining 85% interest in an operating property from the Prudential Investment Program, with an aggregate gross fair value of $77.2 million. The Company evaluated this transaction pursuant to ASC Topic 810 Consolidation and, as a result, recognized a net gain on change in control of interest of $5.7 million, resulting from the fair value adjustment associated with the Company’s previously held equity interest. See Footnote 4 of the Notes to Consolidated Financial Statements for the operating property acquired by the Company.

In addition, during 2025, certain of the Company's real estate joint ventures disposed of two operating properties and a land parcel, in separate transactions, for an aggregate sales price of $71.6 million. These transactions resulted in an aggregate net gain to the Company of $0.9 million for the year ended December 31, 2025, which is included in Equity in income of joint ventures, net on the Company's Consolidated Statements of Income.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2025 and 2024 (dollars in millions):

	December 31, 2025			December 31, 2024
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$233.9	5.25%	22.2	$268.5	5.47%	19.6
KIR	274.4	4.58%	15.2	273.9	5.82%	27.2
R2G (1)	70.7	2.90%	62.6	68.7	2.90%	74.6
CPP	79.3	5.25%	7.0	80.6	4.88%	19.0
Other Institutional Joint Ventures	222.7	5.41%	47.7	234.7	5.76%	23.7
Other Joint Venture Programs (2)	538.2	5.04%	33.0	547.3	4.98%	40.8
Total	$1,419.2			$1,473.7

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

Summarized financial information for the Company’s investment in and advances to real estate joint ventures is as follows (in millions):

	December 31,
	2025	2024
Assets:
Real estate, net	$4,688.7	$4,919.3
Other assets, net	350.6	322.2
Total Assets	$5,039.3	$5,241.5

Liabilities and Members’ Capital:
Notes payable, net	$583.5	$583.1
Mortgages payable, net	835.7	890.6
Other liabilities	126.9	133.5
Accumulated other comprehensive (loss)/income	(0.7)	6.6
Members’ capital	3,493.9	3,627.7
Total Liabilities and Members’ Capital	$5,039.3	$5,241.5

	Year Ended December 31,
	2025	2024	2023
Revenues, net	$678.0	$677.5	$552.5
Operating expenses	(212.3)	(208.4)	(173.3)
Impairment charges	(1.1)	(0.1)	(17.8)
Depreciation and amortization	(199.5)	(203.5)	(146.7)
Gain on sale of properties	34.8	7.7	48.0
Interest expense	(80.1)	(87.5)	(72.2)
Other (expense)/income, net	(3.0)	3.3	(7.0)
Net income	$216.8	$189.0	$183.5

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include investments in certain real estate joint ventures totaling $0.6 million and $5.1 million at December 31, 2025 and 2024, respectively. The Company has varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. Generally, such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE. As of December 31, 2025 and 2024, the Company’s carrying value in these investments was $1.5 billion.

8.
Other Investments:

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program, which is included in Other investments on the Company’s Consolidated Balance Sheets. In addition, the Company has invested capital in structured investments that are accounted for on the equity method of accounting. As of December 31, 2025 and 2024, the Company’s Other investments were $99.9 million and $107.3 million, respectively, of which the Company’s net investment under the Preferred Equity program were $59.1 million and $70.1 million, respectively. During 2025, 2024 and 2023, the Company recognized equity in income of $3.5 million, $13.8 million and $11.1 million, respectively, from its preferred equity investments.

During 2025, the Company acquired the remaining ownership interest in a preferred equity investment for $3.6 million. As a result, the Company consolidated a $14.9 million mortgage receivable encumbering a property located in Jackson Heights, NY.

During 2024, the Company converted its $50.2 million preferred equity investment into mezzanine loan financing for a property in San Antonio, TX. In addition, the Company acquired the outstanding senior mortgage loan of $146.2 million encumbering the property.

In connection with the RPT Merger, the Company acquired a preferred equity investment of $12.7 million.

As of December 31, 2025, these preferred equity investment properties had non-recourse mortgage loans aggregating $136.5 million. These loans have scheduled maturities ranging from 1.8 years to 4.1 years and bear interest at rates ranging from 6.58% to 8.34%. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

9.
Mortgage and Other Financing Receivables:

The Company has various mortgage and other financing receivables, which consist of loans acquired and loans originated by the Company. As of December 31, 2025 and 2024, the Company had mortgage and other financing receivables, net of allowance for credit losses of $383.9 million and $445.0 million, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recognized mortgage and other financing income, net of credit losses, of $51.0 million, $29.5 million and $12.0 million, respectively. For a complete listing of the Company’s mortgage and other financing receivables at December 31, 2025, see Financial Statement Schedule IV included in this Annual Report on Form 10-K.

During 2025, the Company (i) provided $264.5 million of mortgage and other financing loans, (ii) collected $325.0 million of mortgage and other financing receivables, of which $18.4 million was repaid at closing upon the Company's acquisition of the corresponding properties, and (iii) extended three mortgage loans with an aggregate principal balance of $176.1 million, utilizing extension options ranging from six months to one year.

In addition, the Company consolidated a $14.9 million mortgage receivable encumbering a property located in Jackson Heights, NY relating to a previously held preferred equity investment during 2025. The Company then acquired this property interest and the mortgage receivable was repaid by the seller at closing.

During 2024, the Company (i) provided $202.8 million of mortgage and other financing loans, (ii) issued $175.4 million of seller financing related to the sale of nine operating properties, which were acquired in conjunction with the RPT Merger, (iii) provided $50.2 million of mortgage loan financing related to the Company’s previously held preferred equity investment and (iv) collected $108.4 million of mortgage and other financing receivables.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table presents the change in the allowance for loan losses for the years ended December 31, 2025, 2024 and 2023, respectively (dollars in thousands):

	2025	2024	2023
Balance at January 1,	$6,800	$1,300	$1,300
Provision for loan losses	3,162	5,500	-
Recoveries collected	(4,610)	-	-
Balance at December 31,	$5,352	$6,800	$1,300

10.
Accounts and Other Receivables:

The components of Accounts and other receivables, net of potentially uncollectible amounts as of December 31, 2025 and 2024, are as follows (in thousands):

	December 31,
	2025	2024
Billed tenant receivables	$18,242	$23,011
Unbilled common area maintenance, insurance and tax reimbursements	76,113	67,010
Other receivables	11,500	15,865
Straight-line rent receivables	263,109	234,583
Total accounts and other receivables, net	$368,964	$340,469

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

The disaggregation of the Company’s lease income, which is included in Revenue from rental properties, net on the Company’s Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the years ended December 31, 2025, 2024 and 2023, was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease income:
Fixed lease income (1)	$1,672,317	$1,615,352	$1,409,609
Variable lease income (2)	432,044	399,627	354,093
Above-market and below-market leases amortization, net	30,744	25,205	17,253
Adjustments for potentially uncollectible lease income or disputed amounts	(13,705)	(21,119)	(13,898)
Total lease income	$2,121,400	$2,019,065	$1,767,057

(1)
Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)
Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.

Base rental revenues and fixed-rate expense reimbursements from rental properties are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rental income contracted through leases and rental income recognized on a straight-line basis for the years ended December 31, 2025, 2024 and 2023 was $29.3 million, $23.2 million and $22.5 million, respectively.

The Company is primarily engaged in the operation of shopping centers that are either owned or held under long-term leases that expire at various dates through 2089. The Company, in turn, leases premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from five to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants’ sales volumes. Annual minimum rentals plus incremental rents based on operating expense

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

levels and percentage rents comprised 98% of total revenues from rental properties for each of the three years ended December 31, 2025, 2024 and 2023.

The minimum revenues expected to be received by the Company from rental properties under the terms of all non-cancelable tenant leases for future years, assuming no new or renegotiated leases are executed for such premises and excluding variable lease payments, are as follows (in millions):

	2026	2027	2028	2029	2030	Thereafter
Minimum revenues	$1,604.5	$1,473.0	$1,277.7	$1,055.6	$853.7	$4,029.1

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from less than one year to 79.3 years, some of which include options to extend the terms for up to an additional 60 years. During 2025, the Company obtained a $7.4 million operating right-of-use asset in exchange for a new operating lease liability related to an option exercise for a property under an operating ground lease agreement.

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

The Company had three properties under finance ground lease agreements that consisted of variable lease payments with a bargain purchase option. During 2025, the Company acquired the fee interest in two properties under finance ground lease agreements through the exercise of its call option for an aggregate purchase price of $24.2 million. This transaction resulted in a decrease in Other assets of $26.2 million and a decrease in Other liabilities of $24.2 million on the Company's Consolidated Balance Sheets related to the finance right-of-use assets and lease liabilities. As of December 31, 2025, the Company has a property under a finance ground lease agreement with a right-of-use asset of $6.8 million, which is included in Other assets on the Company’s Consolidated Balance Sheets.

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating and finance leases as of December 31, 2025 were as follows:

Operating Leases
Weighted-average remaining lease term (in years)	29.1
Weighted-average discount rate	6.77%

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease cost:
Finance lease cost	$43	$1,459	$1,261
Operating lease cost	14,246	15,107	14,736
Variable lease cost	2,895	2,300	2,241
Total lease cost	$17,184	$18,866	$18,238

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities (in thousands):

Year Ending December 31,
2026	$12,048
2027	12,189
2028	12,212
2029	11,416
2030	10,160
Thereafter	251,450
Total minimum lease payments	$309,475

Less imputed interest	(189,397)
Total operating lease liabilities	$120,078

12.
Other Assets:

Marketable Securities

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

During 2023, the Company received a $194.1 million special dividend payment on its shares of ACI common stock and recognized this as Special dividend income on the Company’s Consolidated Statements of Income. As a result, the Company’s Board of Directors declared a $0.09 per share of common stock special cash dividend to satisfy the REIT distribution requirements as a REIT. This special dividend was paid on December 21, 2023, to shareholders of record on December 7, 2023.

In addition, during 2023, the Company sold 14.1 million shares of ACI common stock, generating net proceeds of $282.3 million. For tax purposes, the Company recognized a long-term capital gain of $241.2 million. The Company retained the proceeds from this stock sale for general corporate purposes and paid federal and state taxes of $60.9 million on the taxable gain.

The portion of unrealized gain/(loss) on marketable securities for the period that relates to marketable securities still held at the reporting date are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gain/(loss) on marketable securities, net	$3	$(27,679)	$21,262
Less: Net (gain)/loss recognized related to marketable securities sold	(2)	27,652	10,614
Unrealized gain/(loss) related to marketable securities still held	$1	$(27)	$31,876

Software Development Costs

As of December 31, 2025 and 2024, the Company had unamortized software development costs of $10.8 million and $14.9 million, respectively. The Company expensed $4.0 million, $4.5 million and $4.5 million in amortization of software development costs during the years ended December 31, 2025, 2024 and 2023, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

13.
Notes Payable:

As of December 31, 2025 and 2024, the Company’s Notes payable, net consisted of the following, excluding extension options (dollars in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,		Maturity Date at
	2025	2024	2025	2024	December 31, 2025
Senior unsecured notes	$6,916.3	$7,156.8	1.90% - 6.88%	1.90% - 6.88%	Jul-26 – Oct-49
Unsecured term loans	860.0	860.0	4.48% - 4.68%	4.58% - 4.78%	Nov-26 – Feb-28
Unsecured Credit Facility (1)	-	-	n/a	n/a	Mar-27
Fair value debt adjustments, net	4.9	12.9	n/a	n/a	n/a
Deferred financing costs, net (2)	(62.5)	(65.0)	n/a	n/a	n/a
	$7,718.7	$7,964.7	3.97%*	3.86%*

* Weighted-average interest rate

(1)
Accrues interest at a rate of Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), as defined, plus 68.5 basis points after reductions as of December 31, 2025 and 2024.
(2)
As of December 31, 2025 and 2024, the Company had $2.9 million and $4.8 million, respectively, of deferred financing costs, net related to the Credit Facility that are included in Other assets on the Company’s Consolidated Balance Sheets.

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
(2)
The Company entered into a Seventh Amended and Restated Credit Agreement, through which the assumed term loans were terminated (fully repaid) and new term loans were issued to replace the assumed loans. The new term loans retained the amounts and maturities of the assumed term loans, however the rates (Secured Overnight Financing Rate ("SOFR") plus 90.5 basis points and fluctuates based on credit rating profile and achieving sustainability metric targets, as described in the agreement) and covenants were revised to match those within the Company’s Credit Facility. As of December 31, 2025, the interest rate on these term loans is SOFR plus 81.0 basis points after reductions for sustainability metrics achieved and an upgraded credit rating profile. The Company entered into 20 swap rate agreements with various lenders swapping the interest rates to all-in fixed rates (ranging from 4.4793% to 4.6801% as of December 31, 2025). See Footnote 15 of the Notes to Consolidated Financial Statements for interest rate swap disclosure.

During the years ended December 31, 2025 and 2024, the Company issued the following senior unsecured notes (dollars in millions):

Date Issued	Amount Issued	Interest Rate	Maturity Date
Jun-25	$500.0	5.300%	Feb-36
Sept-24	$500.0	4.850%	Mar-35

During the years ended December 31, 2025 and 2024, the Company fully repaid the following notes payables (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Unsecured note	Jun-25	$240.5	3.85%	Jun-25
Unsecured note	Feb-25	$500.0	3.30%	Feb-25
Unsecured note	Mar-24	$400.0	2.70%	Mar-24
Unsecured note	Jan-24	$246.2	4.45%	Jan-24

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The scheduled maturities of all notes payable, excluding unamortized fair value debt adjustments of $4.9 million and unamortized debt issuance costs of $62.5 million, as of December 31, 2025, were as follows (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Principal payments	$823.0	$583.7	$519.6	$550.0	$500.0	$4,800.0	$7,776.3

The Company’s supplemental indentures governing its Senior Unsecured Notes contain covenants whereby the Company is subject to maintaining (a) certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, (b) certain debt service ratios and (c) certain asset to debt ratios. In addition, the Company is restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined therein, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT provided the Company is in compliance with its total leverage limitations. The Company was in compliance with all of the covenants as of December 31, 2025.

Interest on the Company’s fixed-rate Senior Unsecured Notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

Credit Facility

The Company has a $2.0 billion unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility is scheduled to expire in March 2027 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2028. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Adjusted Term SOFR, as defined in the terms of the Credit Facility, plus an applicable spread determined by the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets and the Company's credit rating outlook, as defined in the agreement. As of December 31, 2025, the interest rate on the Credit Facility is Adjusted Term SOFR plus 68.5 basis points (4.47% as of December 31, 2025) after reductions for sustainability metrics achieved and an upgraded credit rating profile. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of December 31, 2025, the Credit Facility had no outstanding balance, no appropriations for letters of credit, and the Company was in compliance with its covenants.

In February 2026, the Company closed on a new $2.0 billion unsecured revolving credit facility (the "New Credit Facility") with a group of banks. For a full description of the New Credit Facility's terms and covenants, refer to the Amended and Restated Credit Agreement dated as of February 18, 2026, filed as Exhibit 10.33 to this Annual Report.

Commercial Paper Program

During January 2026, the Company established a commercial paper program to issue unsecured, unsubordinated notes up to a maximum of $750.0 million (the "Commercial Paper Program"). The Commercial Paper Program is backstopped by the Company's commitment to maintain available borrowing capacity under its Credit Facility in an amount equal to actual borrowings under the program.

Term Loan Credit Facility

The Company has a $550.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) with a group of banks, which matures in January 2027 with two one-year options to extend the maturity date, at the Company's discretion, to January 2029. The Term Loan Credit Facility accrues interest at a spread (currently SOFR plus 80.0 basis points after reductions for an upgraded credit rating profile), that fluctuates in accordance with changes in the Company’s senior debt ratings. As of December 31, 2025, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the Term Loan Credit Facility to an all-in fixed rate of 4.5122%. See Footnote 15 of the Notes to Consolidated Financial Statements for interest rate swap disclosure.

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

As of December 31, 2025 and 2024, the Company’s Mortgages payable, net consisted of the following (dollars in millions):

	Carrying Amount at December 31,		Interest Rate at December 31,		Maturity Date at
	2025	2024	2025	2024	December 31, 2025
Mortgages payable	$469.1	$498.1	3.33% - 7.08%	3.33% - 7.08%	Feb-26 – Jun-31
Fair value debt adjustments, net	(1.1)	(0.6)	n/a	n/a	n/a
Deferred financing costs, net	(0.8)	(1.1)	n/a	n/a	n/a
	$467.2	$496.4	4.39%*	4.39%*

* Weighted-average interest rate

During 2025, the Company (i) assumed $31.4 million of non-recourse mortgage debt (including fair market value adjustment of $0.5 million) through the acquisition of an operating property and (ii) repaid $48.9 million of mortgage debt (including fair market value adjustment of $0.1 million) that encumbered three operating properties.

During 2024, the Company (i) assumed $164.6 million of non-recourse mortgage debt through the acquisition of an operating property and (ii) repaid $11.8 million of mortgage debt that encumbered three operating properties.

The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of $1.1 million and unamortized debt issuance costs of $0.8 million, as of December 31, 2025, were as follows (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Principal payments	$58.7	$42.8	$117.2	$238.6	$0.3	$11.5	$469.1

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

During 2024, the Company entered into 26 interest rate swap agreements with notional amounts aggregating to $860.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. As of December 31, 2025, all interest rate swaps were deemed effective and are therefore included within AOCI. As of December 31, 2025, the Company expects approximately $2.9 million of accumulated comprehensive income on derivative instruments to be reclassified into earnings as a reduction to interest expense during the next 12 months.

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

The following table summarizes the terms and fair value of the Company’s derivative financial instruments as of December 31, 2025 (amounts in thousands):

Instrument	Number of Swap Agreements	Associated Debt Instrument	Effective Date	Maturity Date	Notional Amount (1)	Derivative Liabilities (2)
Interest rate swap	1	$200.0 Million Term Loan	Jan-24	Jan-29	$200,000	$(1,889)
Interest rate swaps	3	$50.0 Million Term Loan	Jan-24	Nov-26	50,000	(186)
Interest rate swaps	3	$100.0 Million Term Loan	Jan-24	Feb-27	100,000	(504)
Interest rate swaps	7	$50.0 Million Term Loan	Jan-24	Aug-27	50,000	(350)
Interest rate swaps	7	$110.0 Million Term Loan	Jan-24	Feb-28	110,000	(913)
Interest rate swaps	4	$300.0 Million Term Loan	Jul-24	Jan-29	300,000	(4,619)
Interest rate swap	1	$50.0 Million Term Loan	Sept-24	Jan-29	50,000	(109)
					$860,000	$(8,570)

(1)
These interest rate swap agreements utilize a one-month SOFR CME index.
(2)
Included within Other liabilities on the Company’s Consolidated Balance Sheets.

The table below details the location in the financial statements of the (loss)/gain recognized on interest rate swaps designated as cash flow hedges for the year ended December 31, 2025 (amounts in thousands):

	Year Ended December 31,
	2025	2024
Amount of (loss)/gain recognized in AOCI on interest rate swaps, net	$(11,338)	$16,585
Amount reclassified from AOCI into Interest expense as income	$4,471	$9,346
Total amount of Interest expense presented in the Consolidated Statements of Income in which the effects of cash flow hedges are being recorded	$(330,196)	$(307,806)

The Company has interests in certain unconsolidated joint ventures, which have cash flow hedges for interest payments. As of December 31, 2025 and 2024, the Company's net share of the fair value of cash flow hedges for interest payments of unconsolidated investees was $0.2 million of losses and $3.8 million of income, respectively, which is included within AOCI on the Company’s Consolidated Balance Sheets.

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

This arrangement included an embedded derivative which required separate accounting. The initial value of the embedded derivative was a liability of $56.0 million at the date of purchase. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability on issuance. The analysis reflects the contractual terms of the redeemable preferred and common units and the estimated probability and timing of underlying events that trigger the put and call options and the estimated probability and timing of those events are inputs used to determine the estimated fair value of the embedded derivative. The Company has determined the majority of the inputs used to value its embedded derivative fall within Level 3 of the fair value hierarchy, and, as a result, the fair value valuation of its embedded derivative held as of December 31, 2025 was classified as Level 3 in the fair value hierarchy and is required to be measured at fair value on a recurring basis (see Footnote 18 of the Notes to Consolidated Financial Statements). The embedded derivative liability was $5.4 million and $19.9 million at December 31, 2025 and 2024, respectively.

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

Noncontrolling interests

As of December 31, 2025, the Parent Company is the managing member of Kimco OP and owns 99.79% of the outstanding OP Units. Noncontrolling OP Units are owned by third parties and certain officers and directors of the Company. During 2024, the Parent Company issued 953,400 OP Units in Kimco OP, which were fully vested upon issuance and had a fair market value of $21.0 million. In addition, the Parent Company has granted to certain employees and directors LTIP Units with time-based vesting requirements (“Time-Based LTIP Units”) and LTIP Units with performance-based vesting requirements (“Performance-Based LTIP Units”), assuming the maximum target performance (see Footnote 24 of the Notes to Consolidated Financial Statements). The OP units are currently redeemable at the option of the holder (subject to restrictions agreed upon at the time of issuance of LTIP Units to certain holders that may restrict such redemption right for a period of time) for the Parent Company’s common stock at a ratio of 1:1 or cash at the option of the Parent Company. As of December 31, 2025, noncontrolling interest relating to the Noncontrolling OP units was $30.2 million and consisted of the following:

Type	Number of Units Remaining	Return Per Annum
Vested OP Units	1,002,014	Equal to the Company’s common stock dividend
Time-Based OP Units	442,708	Equal to the Company’s common stock dividend
Performance-Based OP Units	1,076,361	Dividend equivalent OP Units upon vesting

During 2025, the Company acquired the remaining outside partners’ interests in two consolidated properties for a purchase price of $8.3 million. This transaction resulted in a decrease in Noncontrolling interests of $1.6 million and a corresponding decrease in Paid-in capital of $6.7 million on the Company’s Consolidated Balance Sheets.

During 2024, the Company acquired the remaining outside partners’ interests in a consolidated property for a purchase price of $3.3 million. This transaction resulted in a decrease in Noncontrolling interests of $3.8 million and a corresponding increase in Paid-in capital of $0.5 million on the Company’s Consolidated Balance Sheets.

The Company owns seven shopping center properties located throughout Puerto Rico. These properties were acquired in 2006 partially through the issuance of $158.6 million of non-convertible units and $45.8 million of convertible units. Noncontrolling

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

interests related to these acquisitions totaled $233.0 million of units, including premiums of $13.5 million and a fair market value adjustment of $15.1 million (collectively, the "Units"). Since the acquisition date, the Company has redeemed a substantial portion of these units. As of December 31, 2025 and 2024, noncontrolling interest relating to the remaining units was $3.4 million. These remaining units are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock, based upon the conversion calculation as defined in the agreement. The Units related annual cash distribution rates and related conversion features consisted of the following as of December 31, 2025:

Type	Par Value Per Unit	Number of Units Remaining	Return Per Annum
Class B-1 Preferred Units	$10,000	142	7.0%
Class C DownREIT Units	$30.52	35,493	Equal to the Company’s common stock dividend

The Company owns a shopping center located in Bay Shore, NY, which was acquired in 2006 with the issuance of 647,758 redeemable Class B Units at a par value of $37.24 per unit. The units accrue a return equal to the Company’s common stock dividend and are redeemable for cash by the holder or at the Company’s option, shares of the Company’s common stock at a ratio of 1:1. These units are callable by the Company any time after April 3, 2028 and are included in Noncontrolling interests on the Company’s Consolidated Balance Sheets. The redemption value of these units is calculated using the 30-day weighted average closing price of the Company’s common stock prior to redemption. As of December 31, 2025 and 2024, noncontrolling interest relating to the remaining 377,837 Class B Units was $16.1 million.

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

The Company acquired in 2021 a consolidated joint venture, the Raleigh Limited Partnership, which was structured as a DownREIT partnership and had 1,813,615 units with a fair value of $38.0 million upon acquisition. This venture allows the outside limited partners to redeem their interest in the partnership (at the Company’s option) in cash or for the Company’s common stock at a ratio of 1:1. The unit holders are entitled to a distribution equal to the dividend rate of the Company’s common stock. As of December 31, 2025 and 2024, the noncontrolling interest relating to the remaining 1,639,161 units was $34.4 million.

Redeemable noncontrolling interests

Included within noncontrolling interests are units that were determined to be contingently redeemable that are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Consolidated Balance Sheets.

The Company owns eight shopping center properties located in Long Island, NY, which were acquired during 2022, partially through the issuance of $122.1 million of Preferred Outside Partner Units and $13.6 million of Common Outside Partner Units. The noncontrolling interest is classified as mezzanine equity and included in Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets as a result of the put right available to the unit holders, an event that is not solely in the Company’s control. The Preferred Outside Partner Units distribute at a rate equal to 3.75% per annum. The Common Outside Partner Units distribute at a rate equal to the Company’s common stock dividend. The Outside Partner Units are as follows (dollars in thousands):

	Common Outside Partner		Preferred Outside Partner
	Units	Noncontrolling Interests Amount (1)	Units	Noncontrolling Interests Amount (1)	Embedded Derivative Liability Amount (2)	Total Amount
As of December 31, 2025	170,585	$3,458	824,410	$11,048	$5,440	$19,946
As of December 31, 2024	266,531	$6,245	2,496,707	$31,631	$19,864	$57,740

Redemptions during 2025 (3)	95,946	$1,986	1,672,297	$21,316	$12,130	$35,432
Redemptions during 2024	355,227	$8,519	1,481,597	$18,712	$10,920	$38,151

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(1)
Included in Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets. The Outside Partner Units have a par value of $20.00 per unit.
(2)
Included in Other liabilities on the Company’s Consolidated Balance Sheets.
(3)
Includes $12.5 million related to put option exercise paid in January 2026, which is included in Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets as of December 31, 2025.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Balance at January 1,	$47,877	$72,277
Net income	3,021	4,182
Distributions	(3,021)	(4,182)
Redemption/conversion of noncontrolling interests (1)	(23,302)	(27,442)
Adjustment to estimated redemption value	(69)	3,042
Balance at December 31,	$24,506	$47,877

(1)
Includes Preferred and Common Outside Partner Units, which were partially redeemed during 2025 and 2024 described above.
17.
Variable Interest Entities (“VIE”):

Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. Substantially all of the Parent Company's assets and liabilities are the assets and liabilities of Kimco OP. In addition, included within the Company’s operating properties at December 31, 2025 and 2024, are various consolidated entities, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At December 31, 2025, total assets of these VIEs were $1.7 billion and total liabilities were $153.0 million. At December 31, 2024, total assets of these VIEs were $1.7 billion and total liabilities were $161.6 million.

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

Additionally, included within the Company’s real estate at December 31, 2025, is a consolidated development project, which is a VIE for which the Company is the primary beneficiary. This entity was primarily established to develop a real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership of the property. This entity is deemed a VIE as the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction, as development costs will be funded by construction loan financing and the partners over the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest. At December 31, 2025, total assets of this real estate development VIE were $28.1 million, and there were no outstanding liabilities.

All liabilities of these consolidated VIEs are non-recourse to the Company (“VIE Liabilities”). The assets of the unencumbered VIEs are not restricted for use to settle only the obligations of these VIEs. The remaining VIE assets are encumbered by third-party non-recourse mortgage debt. The assets associated with these encumbered VIEs (“Restricted Assets”) are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The table below summarizes the consolidated VIEs and the classification of the Restricted Assets and VIE Liabilities on the Company’s Consolidated Balance Sheets (dollars in millions):

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2025	2024
Number of unencumbered VIEs	23	27
Number of encumbered VIEs	3	2
Total number of consolidated VIEs	26	29

Restricted Assets:
Real estate, net	$347.8	$326.1
Cash, cash equivalents and restricted cash	4.6	4.1
Accounts and other receivables, net	3.9	3.4
Other assets	1.9	1.3
Total Restricted Assets	$358.2	$334.9

VIE Liabilities:
Mortgages payable, net	$83.6	$85.1
Accounts payable and accrued expenses	9.8	11.6
Intangible liabilities, net	44.2	48.2
Operating lease liabilities	1.7	1.8
Other liabilities	13.7	14.9
Total VIE Liabilities	$153.0	$161.6

Unconsolidated Redevelopment Investment

Included in the Company’s preferred equity investments at December 31, 2025 is an unconsolidated development project which is a VIE for which the Company is not the primary beneficiary. This preferred equity investment was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily because the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by construction loan financing and the partners over the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of December 31, 2025 and 2024, the Company’s investment in this VIE was $39.8 million and $37.6 million, respectively, which is included in Other investments on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is the Company’s carrying value in this investment. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with construction loan financing or capital contributions from the Company and the outside partner in accordance with their respective ownership percentages if necessary.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table presents the carrying amount and estimated fair value of the Company's financial instruments not measured at fair value as of December 31, 2025 and 2024 (in thousands):

		December 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Mortgage and other financing receivables (1)	Level 3	$383,935	$392,222	$444,966	$443,234
Liabilities:
Notes payable, net (2)
Senior unsecured notes	Level 2	$6,859,458	$6,550,537	$7,106,835	$6,538,784
Unsecured term loans	Level 3	$859,272	$860,685	$857,903	$861,296
Mortgages payable, net (3)	Level 3	$467,203	$455,214	$496,438	$469,734

(1)
The carrying value includes allowance for credit losses of $5.4 million and $6.8 million as of December 31, 2025 and 2024, respectively.
(2)
The carrying value includes deferred financing costs of $62.5 million and $65.0 million as of December 31, 2025 and 2024, respectively.
(3)
The carrying value includes deferred financing costs of $0.8 million and $1.1 million as of December 31, 2025 and 2024, respectively.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, aggregated by the level of the fair value hierarchy within which those measurements fall (in thousands):

	Balance at December 31, 2025	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$2,649	$2,649	$-	$-
Liabilities:
Interest rate swaps derivative liabilities	$8,570	$-	$8,570	$-
Embedded derivative liability	$5,440	$-	$-	$5,440

	Balance at December 31, 2024	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$2,290	$2,290	$-	$-
Interest rate swaps derivative assets	$7,239	$-	$7,239	$-
Liabilities:
Embedded derivative liability	$19,864	$-	$-	$19,864

The significant unobservable input (Level 3 inputs) used in measuring the Company’s embedded derivative liability, which is categorized with Level 3 of the fair value hierarchy, were discount rates of 5.30% and 6.40% as of December 31, 2025 and 2024, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below summarizes the change in the fair value of the embedded derivative liability measured using Level 3 inputs for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Balance as of January 1,	$19,864	$30,914
Settlements	(12,130)	(10,920)
Change in fair value (included in Other income, net)	(2,294)	(130)
Balance as of December 31,	$5,440	$19,864

Assets measured at fair value on a non-recurring basis at December 31, 2025 are as follows (in thousands):

	Balance at December 31, 2025	Level 1	Level 2	Level 3
Real estate	$9,718	$-	$-	$9,718

During the years ended December 31, 2025, 2024 and 2023, the Company recognized impairment charges related to adjustments to property carrying values of $9.5 million, $4.5 million and $14.0 million, respectively. The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers, which were less than the carrying value of the assets. The Company does not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

19.
Segment Reporting:

The Company is an owner and operator of open-air, grocery-anchored shopping centers and mixed-use assets of which all the Company's properties are located within the U.S., inclusive of Puerto Rico. Management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or capital. The Company reviews and evaluates operating and financial data for each property on an individual basis. As a result, each of the Company's individual properties is a separate operating segment. The Company defines its reportable segments to be in accordance with the method of internal reporting and the manner in which the Company's chief operating decision maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages the Company's business. Accordingly, the Company aggregates its operating segments into a single reportable segment due to the similarities with regard to the nature and economics of its properties, tenants and operations, which are operated using consistent business strategies.

In accordance with ASC 280 Segment Reporting, the Company’s CODM has been identified as the Chief Executive Officer. The CODM evaluates the Company’s portfolio and assesses the ongoing operations and performance of its consolidated properties and the Company's share of unconsolidated joint venture operations. The accounting policies of the reportable segments are the same as the Company’s accounting policies. Net Operating Income ("NOI") is the primary performance measure reviewed by the Company’s CODM to assess operating performance and consists only of revenues and expenses directly related to real estate rental operations. NOI is calculated by deducting property operating expenses from lease revenues and other property related income. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. The Company’s calculation of NOI may not be directly comparable to similarly titled measures calculated by other REITs. The CODM does not review asset information as a measure to assess performance.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table presents accrual-based lease revenue and other property related income and operating expenses included in the Company's share of NOI for its consolidated and unconsolidated properties ("NOI at share") for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues	$2,121,400	$2,019,065	$1,767,057
Operating expenses
Rent	(16,776)	(16,837)	(15,997)
Real estate taxes	(277,478)	(261,700)	(231,578)
Operating and maintenance	(368,080)	(359,116)	(309,143)
Total operating expenses	(662,334)	(637,653)	(556,718)
NOI from unconsolidated real estate joint ventures	199,788	199,522	158,903
NOI at share	$1,658,854	$1,580,934	$1,369,242

The following table presents the reconciliation of NOI at share to Net income (in thousands):

	Year Ended December 31,
	2025	2024	2023
NOI at share	$1,658,854	$1,580,934	$1,369,242
Adjustments:
Management and other fee income	18,716	17,949	16,343
General and administrative	(133,015)	(138,140)	(136,807)
Impairment charges	(9,517)	(4,476)	(14,043)
Merger charges	-	(25,246)	(4,766)
Depreciation and amortization	(627,090)	(603,685)	(507,265)
Gain on sale of properties	62,663	1,274	74,976
Special dividend income	-	-	194,116
Other income, net	2,047	28,074	27,999
Mortgage and other financing income, net	50,958	29,531	11,961
Gain/(loss) on marketable securities, net	3	(27,679)	21,262
Interest expense	(330,196)	(307,806)	(250,201)
Provision for income taxes, net	(1,046)	(25,417)	(60,952)
Equity in income of joint ventures, net	96,781	83,827	72,278
Equity in income of other investments, net	3,440	9,821	10,709
NOI from unconsolidated real estate joint ventures	(199,788)	(199,522)	(158,903)
Net income	$592,810	$419,439	$665,949

20.
Preferred Stock, Common Stock and Convertible Unit Transactions:

Preferred Stock

The Company’s outstanding Preferred Stock is detailed below (in thousands, except share, per share data and par values):

As of December 31, 2025
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

The Class N Preferred Stock depositary shares are convertible by the holders at an exchange ratio of 2.3071 into the Company's common shares or under certain circumstances by the Company's election, which is subject to adjustment upon occurrence of certain events. As of December 31, 2025, the Class N Preferred Stock was potentially convertible into 3.2 million shares of common stock. The Company’s Class L and Class M Preferred Stock Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock. During January 2026, the Company’s Board of Directors amended this authorization to be perpetual so it does not expire. During the year ended December 31, 2025, the Company repurchased the following preferred stock:

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

Common Stock

During November 2025, the Company established a new common share repurchase program, which supersedes and replaces the Company's prior share repurchase program established in February 2018. Under this new program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $750.0 million. This program does not expire. During the year ended December 31, 2025, the Company repurchased 6.1 million shares of common stock for an

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

aggregate purchase price of $120.3 million (weighted average price of $19.79 per share), of which $61.5 million was under the new common share repurchase program. As of December 31, 2025, the Company had $688.5 million available under this new common share repurchase program.

During November 2025, the Company established a new at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $750.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may, from time to time, enter into separate forward sale agreements with one or more banks. This program does not expire. This new ATM Program supersedes and replaces the Company's prior ATM Program established in September 2023. The Company did not issue any shares under the ATM Programs during the year ended December 31, 2025. As of December 31, 2025, the Company had $750.0 million available under this new ATM Program.

The Company may, from time to time, repurchase shares of its common stock in amounts that offset new issuances of common stock relating to the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During 2025, 2024 and 2023, the Company repurchased 544,716, 792,317 and 761,149 shares, respectively, relating to shares of common stock surrendered to the Company to satisfy statutory minimum tax withholding obligations relating to the vesting of restricted stock awards under the Company’s equity-based compensation plans.

Convertible Units

The Company has various types of convertible units that were issued in connection with the purchase of operating properties (see Footnote 16 of the Notes to Consolidated Financial Statements). The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2025, is $47.4 million. The Company has the option to settle such redemption in cash or shares of the Company’s common stock. If the Company exercised its right to settle in common stock, the unit holders would receive 2.3 million shares of common stock. In addition, as of December 31, 2025, the Company has 1.0 million Vested OP units that are redeemable at the option of the holder, for which the Company has the option to settle such redemption in shares of the Company's common stock at a ratio of 1:1 or cash. The amount of consideration that would be paid to the holders of the Vested OP units which are not mandatorily redeemable, as if the redemption of these units occurred on December 31, 2025, is $20.3 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Year Ended December 31,
	2025	2024	2023
Common Stock (1)	$1.01000	$0.97000	$1.02000
Class L Depositary Shares	$1.28125	$1.28125	$1.28125
Class M Depositary Shares	$1.31250	$1.31250	$1.31250
Class N Depositary Shares	$3.62500	$3.62500	$-

(1)
During 2023, the Company’s Board of Directors declared a $0.09 per share of common stock special cash dividend to maintain distribution requirements as a REIT.
21.
Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Acquisition of Real Estate Interests:
Mortgages payable	$-	$164,623	$-
Accounts receivable and other assets	$-	$5,264	$-
Accounts payable and other liabilities	$-	$12,804	$-
Noncontrolling interests	$-	$125	$-
Lease modification	$-	$-	$12,527
Consolidation of Joint Ventures:
Real estate assets, net	$76,488	$-	$54,345
Mortgages payable	$31,425	$-	$37,187
RPT Merger:
Real estate assets, net	$-	$1,821,052	$-
Investment in real estate joint ventures	$-	$433,345	$-
Investment in other investments	$-	$12,672	$-
Other assets and liabilities, net	$-	$(3,109)	$-
Notes payable	$-	$(821,500)	$-
Lease liabilities arising from obtaining operating right-of-use assets	$-	$(13,506)	$-
Noncontrolling interest/Limited members' capital	$-	$(20,975)	$-
Preferred stock/units issued in exchange for RPT preferred shares	$-	$(105,607)	$-
Common stock/units issued in exchange for RPT common shares	$-	$(1,166,775)	$-
Deconsolidation of real estate interests through contribution to other investments	$-	$-	$19,618
Disposition of real estate interests through the issuance of mortgage and other financing receivables	$-	$175,420	$25,000
Proceeds held in escrow through the sale of real estate interests	$-	$-	$3,524
Capital expenditures accrual	$44,319	$60,261	$30,892
Decrease in other investments through the issuance/consolidation of mortgage and other financing receivable	$14,917	$50,219	$-
Lease liabilities arising from obtaining operating right-of-use assets	$7,338	$1,448	$1,481
Lease liabilities arising from obtaining financing right-of-use assets	$-	$-	$3,161
Decrease in embedded derivative liability from extinguishment	$-	$-	$1,906
Increase in redeemable noncontrolling interests' carrying amount, net	$6,737	$3,220	$414
Surrender of restricted common stock/units	$12,114	$15,885	$16,327
Declaration of dividends paid in succeeding period	$6,364	$6,409	$5,308

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Consolidated Balance Sheets to the Company’s Consolidated Statements of Cash Flows (in thousands):

	As of December 31, 2025	As of December 31, 2024
Cash and cash equivalents	$211,648	$688,622
Restricted cash	1,146	1,109
Total cash, cash equivalents and restricted cash	$212,794	$689,731

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

During 2025, the Company acquired the remaining 85% interest in an operating property from the Prudential Investment Program, with an aggregate gross fair value of $77.2 million. The Company evaluated this transaction pursuant to ASC Topic 810 Consolidation and, as a result, recognized a net gain on change in control of interest of $5.7 million, resulting from the fair value adjustment associated with the Company’s previously held equity interest. See Footnote 4 of the Notes to Consolidated Financial Statements for the operating property acquired by the Company.

Ripco

Ripco Real Estate Corp. (“Ripco”) business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohl’s and many others, providing real estate brokerage services and principal real estate investing. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Milton Cooper, who served as Executive Chairman of the Board of Directors of the Company. Effective April 29, 2025, Milton Cooper discontinued his service as a director and as Executive Chairman and as a result, he is no longer considered a related party. During the period January 1, 2025 to April 29, 2025 and the years ended December 31, 2024 and 2023, the Company paid brokerage commissions of $0.2 million, $0.6 million and $0.5 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company.

Fifth Wall

Mary Hogan Preusse, a member of the Company’s Board of Directors, is a Senior Advisor at Fifth Wall. The Company holds an investment in the Fifth Wall’s Climate Technology Fund with a commitment of up to $25.0 million, of which $21.3 million has been funded as of December 31, 2025. In addition, the Company has a cost method investment of $1.7 million within Fifth Wall’s Ventures SPV Fund as of December 31, 2025.

23.
Commitments and Contingencies:

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At December 31, 2025, these letters of credit aggregated $43.9 million.

In addition, the Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $31.1 million outstanding at December 31, 2025. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts the Company may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Funding Commitments

The Company has other investments, including Fifth Wall discussed above, with funding commitments of $26.5 million, of which $22.5 million has been funded as of December 31, 2025. In addition, the Company has mortgage and other financing receivables with undrawn loan advances of $42.8 million as of December 31, 2025.

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

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2025, there were $17.4 million in performance and surety bonds outstanding.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of December 31, 2025.

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

In April 2025, the Company’s stockholders approved the 2025 Plan, which is the successor to the 2020 Plan. The 2025 Plan provides for a maximum of 17.5 million shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, LTIP Units (including performance-based LTIP Units), stock payments and deferred stock awards. At December 31, 2025, the Company had 16.8 million shares of common stock available for issuance under the 2025 Plan.

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

The Company recognized expense associated with its equity awards of $33.2 million, $34.9 million and $33.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had $37.7 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Stock Options

During 2025, 2024 and 2023, the Company did not grant any stock options. Cash received from options exercised under the 2010 Plan was $3.7 million for the year ended December 31, 2023.

Restricted Stock

Information with respect to restricted stock under the Plan for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Restricted stock outstanding as of January 1,	2,745,884	2,746,116	2,605,970
Granted (1)	716,070	872,150	893,880
Vested	(942,556)	(848,930)	(740,866)
Forfeited	(16,296)	(23,452)	(12,868)
Restricted stock outstanding as of December 31,	2,503,102	2,745,884	2,746,116

(1)
The weighted-average grant date fair value for restricted stock issued during the years ended December 31, 2025, 2024 and 2023 were $20.08, $19.47 and $21.30, respectively.

Restricted shares have the same voting rights as the Company’s common stock and are entitled to a cash dividend per share equal to the Company’s common dividend which is taxable as ordinary income to the holder. For the years ended December 31, 2025, 2024 and 2023, the dividends paid on unvested restricted shares were $2.8 million, $3.0 million and $3.1 million, respectively.

Performance Shares

Information with respect to performance share awards under the Plan for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Performance share awards outstanding as of January 1,	908,890	989,860	1,004,040
Granted (1)	264,970	377,690	531,200
Vested (2)	(531,200)	(458,660)	(545,380)
Performance share awards outstanding as of December 31,	642,660	908,890	989,860

(1)
The weighted-average grant date fair value for performance shares issued during the years ended December 31, 2025, 2024 and 2023 were $18.84, $18.14 and $42.61, respectively.
(2)
For the years ended December 31, 2025, 2024 and 2023, the corresponding common stock equivalent of these vested awards were 0, 465,540 and 970,231 shares, respectively.

For the years ended December 31, 2025 and 2024, the Company issued 524,636 and 1,094,621 common shares, respectively, in connection with previously vested performance share awards, including performance dividend equivalent shares.

The significant assumptions underlying the determination of fair values using Monte Carlo simulations for these performance share awards granted during 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Stock price	$19.98	$19.53	$21.30
Dividend yield (1)	-	-	-
Risk-free interest rate	3.52%	4.39%	4.38%
Volatility (2)	26.07%	28.85%	44.89%
Term of the award (years)	2.67	2.87	2.87

(1)
Total Shareholder Return, as used in the performance share awards computation, is measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)
Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other

The Company maintains a 401(k)-retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation, is fully vested and funded as of December 31, 2025. The Company’s contributions to the plan were $3.7 million, $3.4 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, during 2023, the Company provided a discretionary match in the amount of $3.9 million to all participants in the 401(k)-retirement plan.

The Company recognized severance costs associated with employee retirements and terminations during the years ended December 31, 2025, 2024 and 2023, of $7.1 million, $9.8 million (including $6.6 million of severance costs included in Merger charges on the Company's Consolidated Statements of Income), and $0.4 million, respectively.

Time-Based LTIP Units

Information with respect to Time-Based LTIP Units awards with time-based vesting requirements under the Plans for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Time-Based LTIP unit awards outstanding as of January 1,	120,700	-
Granted (1)	370,780	120,700
Vested	(48,772)	-
Time-Based LTIP unit awards outstanding as of December 31,	442,708	120,700
(1)
The weighted average grant-date fair value for Time-Based LTIP Units issued during the years ended December 31, 2025 and 2024 was $20.08 and $19.47 per unit, respectively, which vest ratably over five years subject to continued employment. Compensation expense for these units is being recognized over a five-year period.

Granted Time-Based LTIP Units do not have direct redemption rights into shares of Company common stock, but any OP Units into which LTIP Units may be converted are entitled to redemption rights. The Time-Based LTIPs were valued based on the Company’s common stock closing share price on the date of grant.

Performance-Based LTIP Units

Information with respect to Performance-Based LTIP Units under the Plans for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Performance-Based LTIP unit awards outstanding as of January 1,	474,611	-
Granted (1)	601,750	474,611
Performance-Based LTIP unit awards outstanding as of December 31,	1,076,361	474,611
(1)
The weighted-average grant date fair value for Performance-Based LTIP Units issued during the years ended December 31, 2025 and 2024 was $9.42 and $9.07, respectively per unit.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The significant assumptions underlying the determination of fair values using Monte Carlo simulations for the Performance-Based LTIP Units granted during the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Stock price	$19.98	$19.53
Dividend yield (1)	-	-
Risk-free interest rate	3.52%	4.39%
Volatility (2)	26.07%	28.85%
Term of the award (years)	2.67	2.87

(1)
Total Shareholder Return, as used in the Performance-Based LTIP Unit computation, is measured based on cumulative dividend stock prices, and as such a zero percent dividend yield is utilized.
(2)
Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.
25.
Income Taxes:

The Company elected to qualify as a REIT in accordance with the Code commencing with its taxable year which began January 1, 1992. To qualify as a REIT, the Company must meet several organizational and operational requirements, and is required to distribute annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes for any year less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Management intends to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that dividends to its stockholders equal at least the amount of its REIT taxable income. If the Company were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and would not be permitted to elect REIT status for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through TRSs is subject to federal, state and local income taxes.

Reconciliation between GAAP Net Income and REIT Federal Taxable Income

The following table reconciles GAAP net income to adjusted REIT taxable income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025 (Estimated)	2024 (Actual)	2023 (Actual)
GAAP net income attributable to the Company	$584,741	$410,785	$654,273
GAAP net (loss)/income attributable to TRSs	(988)	488	(30)
GAAP net income from REIT operations (1)	583,753	411,273	654,243
Federal income tax accrual	308	21,626	50,686
Net book depreciation in excess of tax depreciation	190,772	135,619	111,124
Deferred/prepaid/above-market and below-market rents, net	(53,504)	(39,310)	(30,740)
Fair market value debt amortization	(10,878)	(8,026)	(21,053)
Book/tax differences from executive compensation	19,063	30,018	31,169
Book/tax differences from equity awards	(199)	(3,224)	(7,157)
Book/tax differences from defined benefit plan	-	-	2,948
Book/tax differences from investments in and advances to real estate joint ventures	30,084	(8,229)	(20,271)
Book/tax differences from sale of properties and marketable equity securities	(53,609)	302,038	190,048
Book/tax differences from accounts receivable	4,177	4,634	(3,596)
Book adjustment to property carrying values and marketable equity securities	6,579	63	(24,206)
Taxable currency exchange gain/(loss), net	-	145	(2,585)
Tangible property regulation deduction	(8,000)	(89,869)	(55,551)
GAAP change in ownership of joint venture interests	(5,971)	-	-
Dividends from TRSs	3,836	6,662	13
Severance accrual	2,371	1,587	(724)
Other book/tax differences, net (2)	(897)	30,354	11,228
Adjusted REIT taxable income (3)	$707,885	$795,361	$885,576

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
(3)
Includes designated long-term capital gain of $104.5 million and $241.2 million for the years ended December 31, 2024 and 2023, respectively, for which the Company elected to pay the associated corporate income taxes.

Characterization of Distributions

The following characterizes distributions paid for tax purposes for the years ended December 31, 2025, 2024 and 2023, (amounts in thousands):

	2025		2024		2023
Preferred L Dividends
Ordinary income	$11,291	99%	$7,755	68%	$11,432	100%
Capital gain	114	1%	3,650	32%	-	-
	$11,405	100%	$11,405	100%	$11,432	100%
Preferred M Dividends
Ordinary income	$13,599	99%	$9,340	68%	$13,749	100%
Capital gain	137	1%	4,396	32%	-	-
	$13,736	100%	$13,736	100%	$13,749	100%
Preferred N Dividends
Ordinary income	$5,016	99%	3,766	68%	-	-
Capital gain	51	1%	1,772	32%	-	-
	$5,067	100%	5,538	100%	-	-
Common Dividends
Ordinary income	$667,907	98%	$443,473	68%	$622,885	99%
Capital gain	6,815	1%	208,693	32%	-	-
Return of capital	6,815	1%	-	-	6,292	1%
	$681,537	100%	$652,166	100%	$629,177	100%
Total dividends distributed for tax purposes	$711,745		$682,845		$654,358

For the years ended December 31, 2024 and 2023, the Company elected to retain the proceeds from the sale of ACI stock for general corporate purposes in lieu of distributing to its shareholders. The long-term capital gain inherent in the undistributed proceeds is allocated to, and reportable by, each shareholder, and each shareholder is also entitled to claim a federal income tax credit for its allocable share of the federal income tax paid by the Company. The allocable share of the long-term capital gain and the federal tax credit was reported to direct holders of Kimco common shares, on Form 2439, and to others in year-end reporting documents issued by brokerage firms if Kimco shares are held in a brokerage account.

Taxable REIT Subsidiaries and Taxable Entities

The Company is subject to federal, state and local income taxes on income reported through its TRS activities, which include wholly-owned subsidiaries of the Company. The Company’s TRSs include Kimco Realty Services II, Inc., Kimco Insurance Company, Weingarten Investments Inc., RPT Realty, Inc., Ramco TRS LLC, and the consolidated entity, Blue Ridge Real Estate Company/Big Boulder Corporation. On November 12, 2025, FNC Realty Corporation TRS was liquidated through its merger into FNC Legacy, LLC.

During 2024 and 2023, the Company sold shares of ACI common stock and recognized long-term capital gains for tax purposes of $288.7 million and $241.2 million, respectively. During 2024, the Company elected to retain the proceeds from the stock sales for general corporate purposes and, after applying available deductions, also retained net long-term capital gains of $108.2 million and paid corporate income tax on the taxable gain, in the amount of $26.1 million for federal and state income tax purposes. As a result, the Company paid federal income taxes of $21.9 million in January 2025. During 2023, the Company elected to retain the entire proceeds from these stock sales for general corporate purposes and pay corporate income tax on the related taxable gains. During 2023, the Company incurred federal taxes of $50.7 million and state and local taxes of $10.2 million. This undistributed long-term capital gain is allocated to, and reportable by, each shareholder, and each shareholder is also entitled to claim a federal income tax credit for its allocable share of the federal income tax paid by the Company.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities. The Company’s provision/(benefit) for income taxes relating to the Company for the years ended December 31, 2025, 2024 and 2023, are summarized as follows (in thousands):

	2025	2024	2023
TRSs and taxable entities	$2,177	$97	$83
REIT	(1,131)	25,320	60,869
Total tax provision	$1,046	$25,417	$60,952

Deferred Tax Assets, Liabilities and Valuation Allowances

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets. The Company’s deferred tax assets and liabilities at December 31, 2025 and 2024, were as follows (in thousands):

	2025	2024
Deferred tax assets:
Tax/GAAP basis differences	$5,706	$6,423
Net operating losses (1)	9,761	8,775
Valuation allowance	(11,806)	(10,327)
Total deferred tax assets	3,661	4,871
Deferred tax liabilities	(5,890)	(6,181)
Net deferred tax liabilities	$(2,229)	$(1,310)

(1)
At December 31, 2025, there were $2.0 million of net operating losses with expiration dates ranging from 2032 to 2035 and the remaining do not expire.

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

Uncertain Tax Positions

As of December 31, 2025 and 2024, the Company had no accrual for uncertain tax positions and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes. The Company does not believe that the total amount of unrecognized tax benefits as of December 31, 2025, will significantly increase within the next 12 months.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

From October 1, 2007 through December 31, 2025, KIC assumes 100% of the first $250,000 per occurrence risk layer. This coverage is subject to annual aggregates ranging between $7.8 million and $20.6 million per policy year. The annual aggregate is adjustable based on the amount of audited square footage of the insureds’ locations and can be adjusted for subsequent program years. Defense costs erode the stated policy limits. KIC is required to pay the reinsurance provider for unallocated loss adjustment expenses an amount ranging between 8.0% and 12.2% of incurred losses for the policy periods ending September 30, 2008 through February 1, 2021. Beginning February 1, 2021 through February 1, 2026, unallocated loss adjustment expenses are billed on a fee per claim basis ranging between $53 and $1,782 based on the claim type. These amounts do not erode the Company’s per occurrence or aggregate limits.

As of December 31, 2025, the Company maintained letters of credit in the amount of $29.2 million issued in favor of the reinsurance provider to provide security for the Company’s obligations under its agreements with the reinsurance providers.

Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2025 and 2024 is summarized as follows (in thousands):

	2025	2024
Balance at the beginning of the year	$22,228	$20,883
Incurred related to:
Current year	8,598	7,526
Prior years (1)	1,617	1,689
Total incurred	10,215	9,215
Paid related to:
Current year	(999)	(956)
Prior years	(6,971)	(6,914)
Total paid	(7,970)	(7,870)
Balance at the end of the year	$24,473	$22,228

(1)
Relates to changes in estimates in insured events in the prior years, incurred losses and loss adjustment expenses.
27.
Accumulated Other Comprehensive Income (“AOCI”):

The following table presents the change in the components of AOCI for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Defined Benefit Plan	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investee	Total
Balance as of January 1, 2023	$10,581	$-	$-	$10,581
Other comprehensive income before reclassifications	267	-	3,329	3,596
Amounts reclassified from AOCI	(10,848)	-	-	(10,848)
Net current-period other comprehensive (loss)/income	(10,581)	-	3,329	(7,252)
Balance as of December 31, 2023	-	-	3,329	3,329
Other comprehensive income before reclassifications	-	16,585	3,929	20,514
Amounts reclassified from AOCI	-	(9,346)	(3,459)	(12,805)
Net current-period other comprehensive income	-	7,239	470	7,709
Balance as of December 31, 2024	-	7,239	3,799	11,038
Other comprehensive loss before reclassifications	-	(11,338)	(1,910)	(13,248)
Amounts reclassified from AOCI	-	(4,471)	(2,111)	(6,582)
Net current-period other comprehensive loss	-	(15,809)	(4,021)	(19,830)
Balance as of December 31, 2025	$-	$(8,570)	$(222)	$(8,792)

On the Company’s Consolidated Statements of Income, unrealized gains and losses reclassified from AOCI related to (i) settlement of defined benefit plan which is included in Other income, net, (ii) cash flow hedges for interest payments which are included in Interest expense and (iii) cash flow hedges for interest payments of unconsolidated investee which are included in Equity in income of joint ventures, net.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Defined Benefit Plan

In August 2021, the Company assumed sponsorship of Weingarten Realty Investors’ noncontributory qualified cash balance retirement plan (“the Benefit Plan”) in connection with the merger with Weingarten Realty Investors. The Benefit Plan was frozen as of the date of the merger and subsequently terminated as of December 31, 2021. On March 28, 2023, the IRS issued a favorable determination letter for the termination of the Benefit Plan. As a result, the Company elected to settle the Benefit Plan’s obligations through third-party annuity payments, lump sum distributions and direct rollover of funds in an Individual Retirement Account (“IRA Rollovers”) based on elections made by the Benefit Plan’s participants.

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

The components of net periodic benefit income, included in Other income, net in the Company’s Consolidated Statements of Income for the year ended December 31, 2023 are as follows (in thousands):

2023
Interest cost	$(982)
Expected return on plan assets	1,221
Amortization of net gain	-
Settlement gain	10,848
Total	$11,087

28.
Earnings Per Share/Unit:

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	For the Year Ended December 31,
	2025	2024	2023
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$554,430	$375,718	$629,252
Change in redeemable noncontrolling interests' carrying amount	(732)	(1,691)	2,323
Earnings attributable to participating securities	(2,525)	(2,766)	(2,819)
Net income available to the Company’s common shareholders for basic earnings per share	551,173	371,261	628,756
Distributions on convertible units	36	-	53
Net income available to the Company’s common shareholders for diluted earnings per share	$551,209	$371,261	$628,809

Weighted average common shares outstanding – basic	675,050	671,561	616,947
Effect of dilutive securities (1):
Equity awards	138	523	1,132
Assumed conversion of convertible units	91	52	120
Weighted average common shares outstanding – diluted	675,279	672,136	618,199

Net income available to the Company's common shareholders:
Basic earnings per share	$0.82	$0.55	$1.02
Diluted earnings per share	$0.82	$0.55	$1.02

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

The following table sets forth the reconciliation of Kimco OP’s earnings and the weighted-average number of units used in the calculation of basic and diluted earnings per unit (amounts presented in thousands except per unit data):

	For the Year Ended December 31,
	2025	2024	2023
Computation of Basic and Diluted Earnings Per Unit:
Net income available to Kimco OP’s common unitholders	$555,604	$376,373	$629,252
Change in redeemable noncontrolling interests' carrying amount	(732)	(1,691)	2,323
Earnings attributable to participating securities	(2,861)	(2,883)	(2,819)
Net income available to Kimco OP’s common unitholders for basic earnings per unit	552,011	371,799	628,756
Distributions on convertible units	36	-	53
Net income available to Kimco OP’s common shareholders for diluted earnings per unit	$552,047	$371,799	$628,809

Weighted average common units outstanding – basic	676,042	672,512	616,947
Effect of dilutive securities (1):
Equity awards	138	523	1,132
Assumed conversion of convertible units	90	51	120
Weighted average common units outstanding – diluted	676,270	673,086	618,199

Net income available to Kimco OP’s common unitholders:
Basic earnings per unit	$0.82	$0.55	$1.02
Diluted earnings per unit	$0.82	$0.55	$1.02

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2025, 2024 and 2023

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2025
Allowance for uncollectable accounts (1)	$6,571	$-	$(351)	$-	$6,220
Allowance for deferred tax asset	$10,327	$-	$1,479	$-	$11,806

Year Ended December 31, 2024
Allowance for uncollectable accounts (1)	$4,528	$-	$2,043	$-	$6,571
Allowance for deferred tax asset	$3,776	$-	$6,551	$-	$10,327

Year Ended December 31, 2023
Allowance for uncollectable accounts (1)	$6,982	$-	$-	$(2,454)	$4,528
Allowance for deferred tax asset	$-	$-	$3,776	$-	$3,776

(1)
Includes allowances on accounts receivable and straight-line rents.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
SHOPPING CENTERS
ARCADIA BILTMORE PLAZA	AZ	$850	$1,212	$108	$850	$1,319	$2,169	$399	$1,770	$-	2021(A)
BELL CAMINO CENTER	AZ	2,427	6,439	1,252	2,427	7,691	10,117	3,430	6,687	-	2012(A)
BELL CAMINO-SAFEWAY PARCEL	AZ	1,104	4,574	-	1,104	4,574	5,678	933	4,745	-	2019(A)
BROADWAY MARKETPLACE	AZ	3,517	10,303	3,191	3,517	13,495	17,012	1,866	15,146	-	2021(A)
CAMELBACK MILLER PLAZA	AZ	6,236	29,230	1,194	6,236	30,425	36,661	5,709	30,952	-	2021(A)
CAMELBACK VILLAGE SQUARE	AZ	-	13,038	725	-	13,764	13,764	3,096	10,668	-	2021(A)
CHRISTOWN SPECTRUM	AZ	33,831	91,004	29,779	76,638	77,974	154,612	25,114	129,498	-	2015(A)
COLLEGE PARK SHOPPING CENTER	AZ	3,277	7,741	1,042	3,277	8,784	12,061	3,965	8,096	-	2011(A)
DESERT VILLAGE	AZ	6,465	22,025	347	6,465	22,373	28,838	4,280	24,558	-	2021(A)
ENTRADA DE ORO PLAZA	AZ	5,700	11,044	154	5,700	11,198	16,898	2,519	14,379	-	2021(A)
FOUNTAIN PLAZA	AZ	4,794	20,373	279	4,794	20,652	25,446	3,225	22,221	-	2021(A)
MADERA VILLAGE	AZ	3,980	8,110	1,303	3,980	9,413	13,393	1,828	11,565	-	2021(A)
MADISON VILLAGE MARKETPLACE	AZ	4,090	18,343	430	4,090	18,772	22,862	2,936	19,926	-	2021(A)
MESA RIVERVIEW	AZ	15,000	-	151,533	308	166,225	166,533	83,612	82,921	-	2005(C)
METRO SQUARE	AZ	4,101	16,411	3,713	4,101	20,124	24,225	13,665	10,560	-	1998(A)
MONTE VISTA VILLAGE CENTER	AZ	4,064	8,344	841	4,064	9,185	13,249	1,709	11,540	-	2021(A)
NORTH VALLEY	AZ	6,862	18,201	14,593	4,796	34,861	39,657	10,512	29,145	-	2011(A)
PLAZA AT MOUNTAINSIDE	AZ	2,450	9,802	2,785	2,450	12,587	15,037	8,968	6,069	-	1997(A)
PLAZA DEL SOL	AZ	5,325	21,270	3,365	4,578	25,382	29,960	13,355	16,605	-	1998(A)
PUEBLO ANOZIRA	AZ	7,734	27,063	864	7,734	27,926	35,660	5,050	30,610	-	2021(A)
RAINTREE RANCH CENTER	AZ	7,720	30,743	(10)	7,720	30,733	38,453	4,895	33,558	-	2021(A)
RED MOUNTAIN GATEWAY	AZ	4,653	10,410	4,199	4,653	14,610	19,263	2,071	17,192	-	2021(A)
SCOTTSDALE HORIZON	AZ	8,191	36,728	1,830	8,191	38,558	46,749	6,233	40,516	-	2021(A)
SCOTTSDALE WATERFRONT	AZ	15,872	30,112	(182)	15,872	29,929	45,801	6,166	39,635	-	2021(A)
SHOPPES AT BEARS PATH	AZ	3,445	2,874	421	3,445	3,295	6,740	616	6,124	-	2021(A)
SQUAW PEAK PLAZA	AZ	2,515	17,021	(179)	2,515	16,842	19,357	2,682	16,675	-	2021(A)
VILLAGE CROSSROADS	AZ	5,663	24,981	2,201	5,663	27,182	32,845	10,340	22,505	-	2011(A)
280 METRO CENTER	CA	38,735	94,903	(1,256)	38,735	93,647	132,382	26,550	105,832	-	2015(A)
580 MARKET PLACE	CA	12,769	48,768	303	12,769	49,072	61,841	7,072	54,769	-	2021(A)
8000 SUNSET STRIP S.C.	CA	43,012	85,115	6,387	43,012	91,502	134,514	15,188	119,326	-	2021(A)
AAA BUILDING AT STEVENS CREEK	CA	1,661	3,114	-	1,661	3,114	4,775	554	4,221	-	2021(A)
ANAHEIM PLAZA	CA	34,228	73,765	11,968	34,228	85,733	119,961	15,541	104,420	-	2021(A)
BLACK MOUNTAIN VILLAGE	CA	4,678	11,913	2,491	4,678	14,405	19,083	7,059	12,024	-	2007(A)
BROOKHURST CENTER	CA	10,493	31,358	5,976	22,300	25,528	47,828	8,298	39,530	-	2016(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
BROOKVALE SHOPPING CENTER	CA	14,050	19,771	1,514	14,050	21,286	35,336	5,180	30,156	-	2021(A)
CAMBRIAN PARK PLAZA	CA	41,258	2,015	4,062	41,258	6,077	47,335	731	46,604	-	2021(A)
CENTERWOOD PLAZA	CA	10,981	10,702	252	10,981	10,954	21,935	2,033	19,902	-	2021(A)
CHICO CROSSROADS	CA	9,976	30,535	(1,388)	7,905	31,218	39,123	13,420	25,703	-	2008(A)
CHINO HILLS MARKETPLACE	CA	17,702	72,529	1,977	17,702	74,506	92,208	12,977	79,231	-	2021(A)
CITY HEIGHTS	CA	10,687	28,325	(317)	13,909	24,785	38,694	8,247	30,447	-	2012(A)
CORONA HILLS PLAZA	CA	13,361	53,373	13,616	13,361	66,989	80,350	47,691	32,659	-	1998(A)
COSTCO PLAZA - 541	CA	4,996	19,983	(619)	4,996	19,364	24,360	14,357	10,003	-	1998(A)
CREEKSIDE CENTER	CA	3,871	11,563	3,343	5,154	13,623	18,777	3,675	15,102	-	2016(A)
CROCKER RANCH	CA	7,526	24,878	220	7,526	25,097	32,623	7,588	25,035	-	2015(A)
CUPERTINO VILLAGE	CA	19,886	46,535	30,015	19,886	76,550	96,436	30,631	65,805	-	2006(A)
EL CAMINO PROMENADE	CA	7,372	37,592	5,271	7,372	42,863	50,235	7,746	42,489	-	2021(A)
FREEDOM CENTRE	CA	8,933	18,622	(101)	8,933	18,521	27,454	3,130	24,324	-	2021(A)
FULTON MARKET PLACE	CA	2,966	6,921	17,406	6,280	21,013	27,293	7,734	19,559	-	2005(A)
GATEWAY AT DONNER PASS	CA	4,516	8,319	15,169	8,759	19,245	28,004	4,924	23,080	-	2015(A)
GATEWAY PLAZA	CA	18,372	65,851	639	18,372	66,489	84,861	9,799	75,062	22,149	2021(A)
GREENHOUSE MARKETPLACE	CA	10,976	27,721	(340)	10,976	27,381	38,357	4,548	33,809	-	2021(A)
GREENHOUSE MARKETPLACE II	CA	5,346	7,188	(756)	5,346	6,432	11,778	640	11,138	-	2021(A)
KENNETH HAHN PLAZA	CA	4,115	7,661	(79)	-	11,696	11,696	6,345	5,351	-	2010(A)
LA MIRADA THEATRE CENTER	CA	8,817	35,260	829	6,889	38,017	44,906	27,170	17,736	-	1998(A)
LA VERNE TOWN CENTER	CA	8,414	23,856	14,487	16,362	30,395	46,757	10,115	36,642	-	2014(A)
LABAND VILLAGE SHOPPING CENTER	CA	5,600	13,289	(684)	5,607	12,598	18,205	7,592	10,613	-	2008(A)
LAKEWOOD PLAZA	CA	1,294	3,669	(628)	-	4,335	4,335	1,304	3,031	-	2014(A)
LAKEWOOD VILLAGE	CA	8,597	24,375	(309)	11,683	20,981	32,664	7,634	25,030	-	2014(A)
LARWIN SQUARE SHOPPING CENTER	CA	17,234	39,731	7,166	17,234	46,897	64,131	7,074	57,057	-	2023(A)
LINCOLN HILLS TOWN CENTER	CA	8,229	26,127	775	8,229	26,903	35,132	9,541	25,591	-	2015(A)
LINDA MAR SHOPPING CENTER	CA	16,549	37,521	3,407	16,549	40,929	57,478	12,860	44,618	-	2014(A)
MADISON PLAZA	CA	5,874	23,476	4,938	5,874	28,414	34,288	18,727	15,561	-	1998(A)
MARINA VILLAGE	CA	14,108	27,414	7,934	14,108	35,349	49,457	6,980	42,477	-	2023(A)
NORTH COUNTY PLAZA	CA	10,205	28,934	2,124	20,895	20,368	41,263	6,723	34,540	-	2014(A)
NOVATO FAIR S.C.	CA	9,260	15,600	1,141	9,260	16,740	26,000	8,072	17,928	-	2009(A)
ON THE CORNER AT STEVENS CREEK	CA	1,825	4,641	(30)	1,825	4,611	6,436	630	5,806	-	2021(A)
PLAZA DI NORTHRIDGE	CA	12,900	40,575	5,244	12,900	45,819	58,719	21,264	37,455	-	2005(A)
POWAY CITY CENTRE	CA	5,855	13,792	15,527	7,248	27,926	35,174	12,962	22,212	-	2005(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
RANCHO PENASQUITOS TOWNE CTR I	CA	14,852	20,342	1,032	14,852	21,373	36,225	6,588	29,637	-	2015(A)
RANCHO PENASQUITOS TWN CTR II	CA	12,945	20,324	1,043	12,945	21,367	34,312	6,550	27,762	-	2015(A)
RANCHO PENASQUITOS-VONS PROP.	CA	2,918	9,146	-	2,918	9,146	12,064	1,737	10,327	-	2019(A)
RANCHO SAN MARCOS VILLAGE	CA	9,050	29,357	8,275	9,483	37,199	46,682	4,838	41,844	-	2021(A)
REDWOOD CITY PLAZA	CA	2,552	6,215	5,901	2,552	12,116	14,668	4,503	10,165	-	2009(A)
SAN DIEGO CARMEL MOUNTAIN	CA	5,323	8,874	(1,859)	5,323	7,015	12,338	3,006	9,332	-	2009(A)
SAN MARCOS PLAZA	CA	1,883	12,044	1,976	1,883	14,020	15,903	1,810	14,093	-	2021(A)
SANTEE TROLLEY SQUARE	CA	40,209	62,964	2,825	40,209	65,789	105,998	26,307	79,691	-	2015(A)
SILVER CREEK PLAZA	CA	33,541	53,176	1,165	33,541	54,342	87,883	8,748	79,135	-	2021(A)
SOUTH NAPA MARKET PLACE	CA	1,100	22,159	21,953	23,119	22,093	45,212	15,006	30,206	-	2006(A)
SOUTHAMPTON CENTER	CA	10,289	64,096	772	10,289	64,868	75,157	8,981	66,176	19,014	2021(A)
STANFORD RANCH	CA	10,584	30,007	2,842	9,983	33,450	43,433	8,877	34,556	-	2014(A)
STEVENS CREEK CENTRAL S.C.	CA	41,818	45,886	881	41,818	46,767	88,585	9,865	78,720	-	2021(A)
STONY POINT PLAZA	CA	10,361	38,054	201	10,361	38,254	48,615	6,620	41,995	-	2021(A)
TRUCKEE CROSSROADS	CA	2,140	28,325	(18,465)	2,140	9,860	12,000	6,492	5,508	-	2006(A)
TUSTIN HEIGHTS SHOPPING CENTER	CA	16,745	30,953	6,083	16,775	37,006	53,781	5,977	47,804	-	2023(A)
WESTLAKE SHOPPING CENTER	CA	16,174	64,819	124,115	24,098	181,011	205,109	78,648	126,461	-	2002(A)
WESTMINSTER CENTER	CA	60,428	64,973	930	60,428	65,904	126,332	13,547	112,785	45,544	2021(A)
WHITTWOOD TOWN CENTER	CA	57,136	105,815	5,732	57,139	111,544	168,683	33,149	135,534	-	2017(A)
CROSSING AT STONEGATE	CO	11,909	33,111	718	11,680	34,057	45,737	5,772	39,965	-	2021(A)
DENVER WEST 38TH STREET	CO	161	647	632	161	1,279	1,440	794	646	-	1998(A)
EAST BANK S.C.	CO	1,501	6,180	8,416	1,501	14,596	16,097	6,240	9,857	-	1998(A)
EDGEWATER MARKETPLACE	CO	7,807	32,706	635	7,807	33,341	41,148	5,628	35,520	-	2021(A)
ENGLEWOOD PLAZA	CO	806	3,233	1,581	806	4,814	5,620	2,935	2,685	-	1998(A)
FRONT RANGE VILLAGE	CO	16,634	122,714	(1,295)	16,634	121,418	138,052	13,577	124,475	-	2024(A)
GREELEY COMMONS	CO	3,313	20,070	3,913	3,313	23,983	27,296	7,802	19,494	-	2012(A)
HERITAGE WEST S.C.	CO	1,527	6,124	3,644	1,527	9,768	11,295	6,453	4,842	-	1998(A)
HIGHLANDS RANCH II	CO	3,515	11,756	2,191	3,515	13,947	17,462	5,286	12,176	-	2013(A)
HIGHLANDS RANCH VILLAGE S.C.	CO	8,135	21,580	2,083	5,337	26,461	31,798	8,978	22,820	-	2011(A)
LOWRY TOWN CENTER	CO	3,271	32,685	1,174	3,271	33,859	37,130	5,026	32,104	-	2021(A)
MARKET AT SOUTHPARK	CO	9,783	20,780	7,189	9,783	27,968	37,751	10,302	27,449	-	2011(A)
NORTHRIDGE SHOPPING CENTER	CO	4,933	16,496	10,029	8,934	22,524	31,458	8,845	22,613	-	2013(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
QUINCY PLACE S.C.	CO	1,148	4,608	3,272	1,148	7,880	9,028	5,306	3,722	-	1998(A)
RIVER POINT AT SHERIDAN	CO	13,223	30,444	2,864	12,331	34,200	46,531	8,315	38,216	-	2021(A)
RIVER POINT AT SHERIDAN II	CO	1,255	4,231	-	1,255	4,231	5,486	741	4,745	-	2021(A)
VILLAGE CENTER - HIGHLAND RANCH	CO	1,140	2,660	284	1,140	2,944	4,084	879	3,205	-	2014(A)
VILLAGE CENTER WEST	CO	2,011	8,361	1,368	2,011	9,729	11,740	3,093	8,647	-	2011(A)
VILLAGE ON THE PARK	CO	2,194	8,886	22,263	3,018	30,325	33,343	11,312	22,031	-	1998(A)
BRIGHT HORIZONS	CT	1,212	4,611	168	1,212	4,779	5,991	1,905	4,086	-	2012(A)
HAMDEN MART	CT	13,668	40,890	4,802	14,226	45,134	59,360	12,933	46,427	16,147	2016(A)
HOME DEPOT PLAZA	CT	7,705	30,798	4,163	7,705	34,960	42,665	24,394	18,271	-	1998(A)
NEWTOWN S.C.	CT	-	15,635	555	-	16,189	16,189	4,476	11,713	-	2014(A)
WEST FARM SHOPPING CENTER	CT	5,806	23,348	21,068	7,585	42,637	50,222	26,809	23,413	-	1998(A)
WILTON CAMPUS	CT	10,169	31,893	493	10,169	32,386	42,555	8,678	33,877	-	2013(A)
WILTON RIVER PARK SHOPPING CTR	CT	7,155	27,509	2,095	7,155	29,604	36,759	9,930	26,829	-	2012(A)
BRANDYWINE COMMONS	DE	-	36,057	(394)	-	35,663	35,663	11,583	24,080	-	2014(A)
ARGYLE VILLAGE	FL	5,228	36,814	288	5,228	37,101	42,329	6,743	35,586	-	2021(A)
BELMART PLAZA	FL	1,656	3,394	6,088	1,656	9,482	11,138	2,706	8,432	-	2014(A)
BOCA LYONS PLAZA	FL	13,280	37,751	240	13,280	37,990	51,270	6,162	45,108	-	2021(A)
CAMINO SQUARE	FL	574	2,296	977	1,675	2,172	3,847	129	3,718	-	1992(A)
CARROLLWOOD COMMONS	FL	5,220	16,884	6,457	5,220	23,340	28,560	14,001	14,559	-	1997(A)
CENTER AT MISSOURI AVENUE	FL	294	792	6,848	294	7,640	7,934	2,883	5,051	-	1968(C)
CHEVRON OUTPARCEL	FL	531	1,253	-	531	1,253	1,784	530	1,254	-	2010(A)
COLONIAL PLAZA	FL	25,516	54,604	4,039	25,516	58,642	84,158	13,202	70,956	-	2021(A)
CORAL POINTE S.C.	FL	2,412	20,508	1,126	2,412	21,634	24,046	6,238	17,808	-	2015(A)
CORAL SQUARE PROMENADE	FL	710	2,843	3,742	710	6,586	7,296	4,874	2,422	-	1994(A)
CORSICA SQUARE S.C.	FL	7,225	10,757	401	7,225	11,158	18,383	3,863	14,520	-	2015(A)
COUNTRYSIDE CENTRE	FL	11,116	41,581	2,712	11,116	44,293	55,409	7,507	47,902	-	2021(A)
CURLEW CROSSING SHOPPING CTR	FL	5,316	12,529	878	3,312	15,411	18,723	8,588	10,135	-	2005(A)
CYPRESS POINT	FL	4,680	24,662	19	4,680	24,682	29,362	2,724	26,638	-	2024(A)
DANIA POINTE	FL	105,113	-	36,313	25,974	115,452	141,426	19,422	122,004	-	2016(C)
DANIA POINTE - PHASE II	FL	-	-	296,476	27,182	269,295	296,477	34,797	261,680	-	2016(C)
EMBASSY LAKES	FL	6,565	18,104	1,294	6,565	19,398	25,963	2,952	23,011	-	2021(A)
FLAGLER PARK	FL	26,163	80,737	6,657	26,725	86,832	113,557	37,339	76,218	-	2007(A)
FT LAUDERDALE #1, FL	FL	1,003	2,602	19,263	1,774	21,094	22,868	14,009	8,859	-	1974(C)
FT. LAUDERDALE/CYPRESS CREEK	FL	14,259	28,042	5,869	14,259	33,912	48,171	21,802	26,369	-	2009(A)
GRAND OAKS VILLAGE	FL	7,409	19,654	1,008	5,846	22,225	28,071	7,962	20,109	-	2011(A)
GROVE GATE S.C.	FL	366	1,049	793	366	1,842	2,208	1,720	488	-	1968(C)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
HIGHLAND LAKES PLAZA	FL	2,677	9,660	5,284	2,677	14,943	17,620	1,022	16,598	-	2024(A)
IVES DAIRY CROSSING	FL	733	4,080	12,132	721	16,224	16,945	11,996	4,949	-	1985(A)
KENDALE LAKES PLAZA	FL	18,491	28,496	(1,196)	15,362	30,429	45,791	12,410	33,381	-	2009(A)
LARGO PLAZA	FL	23,571	63,604	3,615	23,571	67,220	90,791	13,554	77,237	-	2021(A)
MAPLEWOOD PLAZA	FL	1,649	6,626	2,059	1,649	8,686	10,335	5,738	4,597	-	1997(A)
MARATHON SHOPPING CENTER	FL	2,413	8,069	4,705	1,515	13,672	15,187	3,308	11,879	-	2013(A)
MARKETPLACE OF DELRAY	FL	13,941	24,638	2,335	13,941	26,972	40,913	3,726	37,187	-	2024(A)
MARKETS AT TOWN CENTER	FL	22,489	92,066	224	22,489	92,289	114,778	6,790	107,988	-	2025(A)
MERCHANTS WALK	FL	2,581	10,366	11,479	2,581	21,845	24,426	14,599	9,827	-	2001(A)
MILLENIA PLAZA PHASE II	FL	7,711	20,703	6,238	7,698	26,955	34,653	13,737	20,916	-	2009(A)
MILLER ROAD S.C.	FL	1,138	4,552	4,877	1,138	9,429	10,567	6,791	3,776	-	1986(A)
MILLER WEST PLAZA	FL	6,726	10,661	866	6,726	11,527	18,253	3,542	14,711	-	2015(A)
MISSION BELL SHOPPING CENTER	FL	5,056	11,843	8,971	5,067	20,803	25,870	9,816	16,054	-	2004(A)
NASA PLAZA	FL	-	1,754	5,639	-	7,393	7,393	5,671	1,722	-	1968(C)
OAKWOOD BUSINESS CTR-BLDG 1	FL	6,793	18,663	5,352	6,793	24,014	30,807	10,846	19,961	-	2009(A)
OAKWOOD PLAZA NORTH	FL	35,301	141,731	4,766	35,301	146,497	181,798	35,906	145,892	-	2016(A)
OAKWOOD PLAZA SOUTH	FL	11,127	40,592	985	11,127	41,577	52,704	19,021	33,683	-	2016(A)
PALMS AT TOWN & COUNTRY	FL	30,137	94,674	7,076	30,137	101,749	131,886	22,535	109,351	-	2021(A)
PALMS AT TOWN & COUNTRY LIFESTYLE	FL	26,597	92,088	1,625	26,597	93,713	120,310	14,671	105,639	-	2021(A)
PARK HILL PLAZA	FL	10,764	19,264	2,244	10,764	21,507	32,271	8,114	24,157	-	2011(A)
PARKWAY SHOPS	FL	4,774	18,461	72	4,774	18,532	23,306	1,789	21,517	-	2024(A)
PHILLIPS CROSSING	FL	-	53,536	(14)	-	53,522	53,522	9,569	43,953	-	2021(A)
PLANTATION CROSSING	FL	2,782	8,077	3,256	2,782	11,333	14,115	3,290	10,825	-	2017(A)
POMPANO POINTE S.C.	FL	10,517	14,356	686	10,517	15,042	25,559	4,149	21,410	-	2012(A)
RENAISSANCE CENTER	FL	9,104	36,541	47,877	9,123	84,399	93,522	31,039	62,483	-	1998(A)
RIVERPLACE SHOPPING CTR.	FL	7,503	31,011	3,909	7,200	35,223	42,423	14,162	28,261	-	2010(A)
RIVERSIDE LANDINGS S.C.	FL	3,512	14,440	1,006	3,512	15,445	18,957	4,500	14,457	-	2015(A)
RIVER CITY MARKETPLACE	FL	26,970	115,484	4,189	26,970	119,672	146,642	15,719	130,923	-	2024(A)
SEA RANCH CENTRE	FL	3,298	21,259	469	3,298	21,728	25,026	3,441	21,585	-	2021(A)
SHOPPES AT DEERFIELD	FL	19,069	69,485	6,116	19,069	75,601	94,670	11,824	82,846	-	2021(A)
SHOPPES AT DEERFIELD II	FL	788	6,388	252	788	6,640	7,428	879	6,549	-	2021(A)
SHOPS AT SANTA BARBARA PHASE 1	FL	743	5,374	309	743	5,683	6,426	1,747	4,679	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 2	FL	332	2,489	34	332	2,522	2,854	748	2,106	-	2015(A)
SHOPS AT SANTA BARBARA PHASE 3	FL	330	2,359	39	330	2,398	2,728	656	2,072	-	2015(A)
SODO S.C.	FL	-	68,139	9,553	142	77,550	77,692	30,787	46,905	-	2008(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
SOUTH MIAMI S.C.	FL	1,280	5,134	3,983	1,280	9,117	10,397	6,932	3,465	-	1995(A)
SUNSET 19 S.C.	FL	12,460	55,354	50	12,460	55,405	67,865	10,468	57,397	-	2021(A)
TJ MAXX PLAZA	FL	10,341	38,660	1,235	10,341	39,895	50,236	6,246	43,990	-	2021(A)
TRI-CITY PLAZA	FL	2,832	11,329	24,385	2,832	35,714	38,546	12,296	26,250	-	1992(A)
TUTTLEBEE PLAZA	FL	255	828	3,300	255	4,128	4,383	2,850	1,533	-	2008(A)
UNIVERSITY TOWN CENTER	FL	5,515	13,041	1,504	5,515	14,544	20,059	5,832	14,227	-	2011(A)
VILLAGE COMMONS S.C.	FL	2,026	5,106	1,892	2,026	6,998	9,024	2,585	6,439	-	2013(A)
VILLAGE COMMONS SHOPPING CENTER	FL	2,192	8,774	8,122	2,192	16,897	19,089	9,919	9,170	-	1998(A)
VILLAGE GREEN CENTER	FL	11,405	13,466	307	11,405	13,773	25,178	3,311	21,867	15,886	2021(A)
VIZCAYA SQUARE	FL	5,773	20,965	629	5,773	21,593	27,366	4,083	23,283	-	2021(A)
WATERFORD LAKES TOWN CENTER	FL	51,669	272,462	14,790	51,669	287,252	338,921	23,495	315,426	160,071	2024(A)
WELLINGTON GREEN COMMONS	FL	19,528	32,521	(336)	19,528	32,186	51,714	6,032	45,682	13,020	2021(A)
WELLINGTON GREEN PAD SITES	FL	3,854	1,777	3,269	3,854	5,046	8,900	610	8,290	-	2021(A)
WEST BROWARD S.C.	FL	4,600	15,372	11,952	4,600	27,324	31,924	4,553	27,371	-	2024(A)
WINN DIXIE-MIAMI	FL	2,990	9,410	(33)	3,544	8,823	12,367	2,654	9,713	-	2013(A)
WINTER PARK CORNERS	FL	5,191	42,530	434	5,191	42,964	48,155	6,630	41,525	-	2021(A)
VILLAGE LAKES S.C.	FL	6,583	17,369	623	6,583	17,992	24,575	2,025	22,550	-	2024(A)
BRAELINN VILLAGE	GA	7,315	20,739	2,168	3,731	26,492	30,223	7,640	22,583	-	2014(A)
BROWNSVILLE COMMONS	GA	593	5,488	113	593	5,602	6,195	823	5,372	-	2021(A)
CAMP CREEK MARKETPLACE II	GA	4,441	38,596	1,343	4,441	39,939	44,380	6,441	37,939	-	2021(A)
EMBRY VILLAGE	GA	18,147	33,010	5,535	18,161	38,531	56,692	26,867	29,825	-	2008(A)
GRAYSON COMMONS	GA	2,600	13,358	(22)	2,600	13,335	15,935	2,057	13,878	-	2021(A)
LAKESIDE MARKETPLACE	GA	2,238	28,579	1,159	2,238	29,738	31,976	4,805	27,171	-	2021(A)
LAWRENCEVILLE MARKET	GA	8,878	29,691	1,913	9,060	31,422	40,482	12,817	27,665	-	2013(A)
MARKET AT HAYNES BRIDGE	GA	4,881	21,549	3,383	4,890	24,923	29,813	11,581	18,232	-	2008(A)
NEWNAN PAVILLION	GA	8,793	40,441	381	8,793	40,821	49,614	4,618	44,996	-	2024(A)
PEACHTREE HILL	GA	6,361	16,097	297	6,361	16,394	22,755	2,127	20,628	-	2024(A)
PERIMETER EXPO PROPERTY	GA	14,770	44,295	2,957	16,142	45,880	62,022	13,458	48,564	-	2016(A)
PERIMETER VILLAGE	GA	5,418	67,522	(2,043)	5,418	65,479	70,897	9,321	61,576	-	2021(A)
PROMENADE AT PLEASANT HILL	GA	14,480	25,564	739	14,480	26,303	40,783	3,905	36,878	-	2024(A)
RIVERWALK MARKETPLACE	GA	3,512	18,863	402	3,388	19,388	22,776	5,536	17,240	-	2015(A)
ROSWELL CORNERS	GA	4,536	47,054	941	4,536	47,996	52,532	7,628	44,904	-	2021(A)
ROSWELL CROSSING	GA	6,270	45,338	632	6,270	45,970	52,240	7,472	44,768	-	2021(A)
WOODSTOCK SQUARE	GA	8,805	39,829	808	8,805	40,638	49,443	4,577	44,866	-	2024(A)
DEER GROVE CENTER	IL	2,723	20,894	854	2,723	21,747	24,470	3,360	21,110	-	2024(A)
HAWTHORN HILLS SQUARE	IL	6,784	33,034	4,892	6,784	37,925	44,709	16,099	28,610	-	2012(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
PLAZA DEL PRADO	IL	10,204	28,410	2,872	10,172	31,313	41,485	8,399	33,086	-	2017(A)
SKOKIE POINTE	IL	-	2,276	9,867	2,628	9,515	12,143	6,018	6,125	-	1997(A)
GREENWOOD S.C.	IN	423	1,883	22,315	1,641	22,980	24,621	7,334	17,287	-	1970(C)
BUTTERMILK TOWNE CENTER	KY	-	29,940	58	-	29,996	29,996	3,237	26,759	-	2024(A)
FESTIVAL ON JEFFERSON COURT	KY	5,627	26,790	465	5,627	27,255	32,882	5,261	27,621	-	2021(A)
ADAMS PLAZA	MA	2,089	3,227	252	2,089	3,480	5,569	1,174	4,395	-	2014(A)
BROADWAY PLAZA	MA	6,485	343	-	6,485	343	6,828	295	6,533	-	2014(A)
BROOKLINE VILLAGE	MA	1,760	2,662	(47)	1,760	2,614	4,374	230	4,144	-	2024(A)
FALMOUTH PLAZA	MA	2,361	13,066	2,368	2,361	15,434	17,795	4,323	13,472	-	2014(A)
FELLSWAY PLAZA	MA	5,300	11,014	1,876	5,300	12,890	18,190	4,661	13,529	-	2014(A)
FESTIVAL OF HYANNIS S.C.	MA	15,038	40,683	3,397	15,038	44,080	59,118	15,022	44,096	-	2014(A)
GLENDALE SQUARE	MA	4,699	7,141	3,578	4,699	10,719	15,418	2,634	12,784	-	2014(A)
LINDEN PLAZA	MA	4,628	3,535	710	4,628	4,245	8,873	2,134	6,739	-	2014(A)
MAIN ST. PLAZA	MA	556	2,139	(33)	523	2,139	2,662	853	1,809	-	2014(A)
MEMORIAL PLAZA	MA	16,411	27,554	1,279	16,411	28,833	45,244	7,933	37,311	-	2014(A)
MILL ST. PLAZA	MA	4,195	6,203	1,778	4,195	7,981	12,176	2,680	9,496	-	2014(A)
MORRISSEY PLAZA	MA	4,097	3,751	2,773	4,097	6,524	10,621	1,569	9,052	-	2014(A)
NORTHBOROUGH CROSSING	MA	12,711	50,230	974	12,711	51,205	63,916	6,096	57,820	-	2024(A)
NORTH AVE. PLAZA	MA	1,164	1,195	341	1,164	1,536	2,700	525	2,175	-	2014(A)
NORTH QUINCY PLAZA	MA	6,333	17,954	593	3,894	20,986	24,880	5,825	19,055	-	2014(A)
PARADISE PLAZA	MA	4,183	12,195	1,521	4,183	13,716	17,899	4,802	13,097	-	2014(A)
VINNIN SQUARE IN-LINE	MA	582	2,095	28	582	2,123	2,705	604	2,101	-	2014(A)
VINNIN SQUARE PLAZA	MA	5,545	16,324	1,155	5,545	17,479	23,024	6,553	16,471	-	2014(A)
WASHINGTON ST. PLAZA	MA	11,008	5,652	10,685	12,958	14,387	27,345	6,081	21,264	-	2014(A)
WASHINGTON ST. S.C.	MA	7,381	9,987	3,437	7,381	13,424	20,805	4,104	16,701	-	2014(A)
WAVERLY PLAZA	MA	1,215	3,623	1,186	1,203	4,822	6,025	1,440	4,585	-	2014(A)
CENTRE COURT-GIANT	MD	3,854	12,770	170	3,854	12,941	16,795	5,311	11,484	1,685	2011(A)
CENTRE COURT-OLD COURT/COURTYD	MD	2,279	5,285	154	2,279	5,439	7,718	1,914	5,804	-	2011(A)
CENTRE COURT-RETAIL/BANK	MD	1,035	7,786	864	1,035	8,650	9,685	2,973	6,712	-	2011(A)
COLUMBIA CROSSING	MD	3,613	34,345	5,736	3,613	40,082	43,695	11,005	32,690	-	2015(A)
COLUMBIA CROSSING II SHOP.CTR.	MD	3,138	19,868	5,277	3,138	25,145	28,283	8,137	20,146	-	2013(A)
COLUMBIA CROSSING OUTPARCELS	MD	1,279	2,871	49,621	14,855	38,916	53,771	8,449	45,322	-	2011(A)
CROFTON CENTRE	MD	5,379	27,547	1,626	5,379	29,173	34,552	3,211	31,341	-	2024(A)
DORSEY'S SEARCH VILLAGE CENTER	MD	6,322	27,996	1,508	6,322	29,504	35,826	8,017	27,809	-	2015(A)
ENCHANTED FOREST S.C.	MD	20,124	34,345	3,652	20,124	37,997	58,121	11,317	46,804	-	2014(A)
FULLERTON PLAZA	MD	14,238	6,744	17,240	14,238	23,984	38,222	6,491	31,731	-	2014(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
GAITHERSBURG S.C.	MD	245	6,788	2,241	245	9,029	9,274	6,126	3,148	-	1999(A)
GREENBRIER S.C.	MD	8,891	30,305	1,707	8,891	32,011	40,902	9,941	30,961	-	2014(A)
HARPER'S CHOICE	MD	8,429	18,374	1,880	8,429	20,254	28,683	6,037	22,646	-	2015(A)
HICKORY RIDGE	MD	7,184	26,948	299	7,184	27,247	34,431	7,176	27,255	-	2015(A)
HICKORY RIDGE (SUNOCO)	MD	543	2,122	-	543	2,122	2,665	643	2,022	-	2015(A)
INGLESIDE S.C.	MD	10,417	17,889	1,757	10,417	19,647	30,064	6,083	23,981	-	2014(A)
KENTLANDS MARKET SQUARE	MD	20,167	84,615	21,179	20,167	105,794	125,961	23,704	102,257	-	2016(A)
KINGS CONTRIVANCE	MD	9,308	31,760	2,038	9,308	33,798	43,106	10,378	32,728	-	2014(A)
LAUREL PLAZA	MD	350	1,398	7,517	1,571	7,693	9,264	4,256	5,008	-	1995(A)
LAUREL PLAZA	MD	275	1,101	174	275	1,275	1,550	1,275	275	-	1972(C)
MILL STATION DEVELOPMENT	MD	21,321	-	59,771	13,671	67,421	81,092	8,510	72,582	-	2015(C)
MILL STATION THEATER/RSTRNTS	MD	23,379	1,090	(3,316)	14,738	6,416	21,154	3,154	18,000	-	2016(C)
PIKE CENTER	MD	-	61,389	22,085	21,850	61,623	83,473	8,378	75,095	-	2021(A)
PUTTY HILL PLAZA	MD	4,192	11,112	1,663	4,192	12,775	16,967	5,014	11,953	-	2013(A)
RADCLIFFE CENTER	MD	12,043	21,188	(36)	12,043	21,152	33,195	7,626	25,569	-	2014(A)
RIVERHILL VILLAGE CENTER	MD	16,825	23,282	1,351	16,825	24,632	41,457	8,376	33,081	-	2014(A)
SHAWAN PLAZA	MD	4,466	20,222	273	4,466	20,495	24,961	15,277	9,684	-	2008(A)
SHOPS AT DISTRICT HEIGHTS	MD	8,166	21,971	(1,189)	7,298	21,650	28,948	5,602	23,346	-	2015(A)
SNOWDEN SQUARE S.C.	MD	1,929	4,558	5,187	3,326	8,348	11,674	2,972	8,702	-	2012(A)
TIMONIUM CROSSING	MD	2,525	14,863	1,989	2,525	16,852	19,377	4,620	14,757	-	2014(A)
TIMONIUM SQUARE	MD	6,000	24,283	14,555	7,311	37,528	44,839	21,854	22,985	-	2003(A)
TOWSON PLACE	MD	43,887	101,765	9,800	43,271	112,181	155,452	35,921	119,531	-	2012(A)
VILLAGES AT URBANA	MD	3,190	6	20,356	4,829	18,724	23,553	5,586	17,967	-	2003(A)
WILDE LAKE	MD	1,468	5,870	28,144	2,577	32,905	35,482	14,780	20,702	-	2002(A)
WILKENS BELTWAY PLAZA	MD	9,948	22,126	6,880	9,948	29,006	38,954	7,449	31,505	-	2014(A)
YORK ROAD PLAZA	MD	4,277	37,206	1,212	4,277	38,418	42,695	10,752	31,943	-	2014(A)
WEST OAKS S.C.	MI	10,430	95,233	341	10,430	95,573	106,003	11,166	94,837	-	2024(A)
WINCESTER CENTER	MI	8,057	44,262	2,088	8,057	46,351	54,408	5,689	48,719	-	2024(A)
CLINTON POINTE	MI	5,608	7,717	1,224	5,608	8,939	14,547	1,062	13,485	-	2024(A)
CENTENNIAL SHOPPES	MN	-	35,582	10	-	35,592	35,592	4,501	31,091	-	2024(A)
THE FOUNTAINS AT ARBOR LAKES	MN	28,585	66,699	17,284	29,485	83,083	112,568	42,231	70,337	-	2006(A)
WOODBURY LAKES	MN	11,392	58,159	7,075	11,392	65,233	76,625	10,770	65,856	-	2024(A)
CENTER POINT S.C.	MO	-	550	-	-	550	550	550	-	-	1998(A)
HERITAGE PLACE	MO	7,570	43,306	367	7,570	43,672	51,242	7,580	43,663	-	2024(A)
BRENNAN STATION	NC	7,750	20,557	1,063	6,322	23,048	29,370	8,200	21,170	-	2011(A)
BRENNAN STATION OUTPARCEL	NC	628	1,666	(208)	450	1,636	2,086	560	1,526	-	2011(A)
CAPITAL SQUARE	NC	3,528	12,159	(129)	3,528	12,031	15,559	2,516	13,043	-	2021(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
CLOVERDALE PLAZA	NC	541	720	9,555	541	10,275	10,816	5,305	5,511	-	1969(C)
CROSSROADS PLAZA	NC	768	3,099	3,063	768	6,162	6,930	3,010	3,920	-	2000(A)
CROSSROADS PLAZA	NC	13,406	86,456	8,185	13,843	94,204	108,047	29,219	78,828	-	2014(A)
DAVIDSON COMMONS	NC	2,979	12,860	1,551	2,979	14,412	17,391	5,205	12,186	-	2012(A)
FALLS POINTE	NC	4,049	27,415	326	3,990	27,801	31,791	4,616	27,175	-	2021(A)
HIGH HOUSE CROSSING	NC	3,604	10,950	(669)	3,604	10,281	13,885	1,709	12,177	-	2021(A)
HOPE VALLEY COMMONS	NC	3,743	16,808	352	3,743	17,160	20,903	2,755	18,148	-	2021(A)
JETTON VILLAGE SHOPPES	NC	3,875	10,292	1,390	2,144	13,413	15,557	4,716	10,841	-	2011(A)
LEESVILLE TOWNE CENTRE	NC	5,693	37,053	508	5,693	37,561	43,254	6,312	36,942	-	2021(A)
MOORESVILLE CROSSING	NC	12,014	30,604	4,555	11,333	35,840	47,173	16,871	30,302	-	2007(A)
NORTHWOODS S.C.	NC	2,696	9,397	204	2,696	9,601	12,297	1,681	10,616	-	2021(A)
PARK PLACE SC	NC	5,461	16,163	5,063	5,470	21,216	26,686	12,363	14,323	-	2008(A)
PLEASANT VALLEY PROMENADE	NC	5,209	20,886	26,602	5,209	47,487	52,696	31,136	21,560	-	1993(A)
QUAIL CORNERS	NC	7,318	26,676	2,388	7,318	29,063	36,381	8,945	27,436	-	2014(A)
SIX FORKS S.C.	NC	-	78,366	3,078	-	81,444	81,444	12,202	69,242	-	2021(A)
STONEHENGE MARKET	NC	3,848	37,900	3,657	3,848	41,557	45,405	5,756	39,649	-	2021(A)
TYVOLA SQUARE	NC	-	4,736	9,972	-	14,708	14,708	12,088	2,620	-	1986(A)
WOODLAWN MARKETPLACE	NC	919	3,571	3,345	919	6,916	7,835	5,456	2,379	-	2008(A)
WOODLAWN SHOPPING CENTER	NC	2,011	5,834	2,474	2,011	8,308	10,319	3,023	7,296	-	2012(A)
ROCKINGHAM PLAZA	NH	2,661	10,644	25,210	3,149	35,365	38,514	24,241	14,273	-	2008(A)
THE CROSSINGS	NH	10,532	95,130	2,651	10,532	97,781	108,313	11,376	96,937	-	2024(A)
WEBSTER SQUARE	NH	11,683	41,708	11,454	11,683	53,162	64,845	15,374	49,471	-	2014(A)
WEBSTER SQUARE - DSW	NH	1,346	3,638	132	1,346	3,770	5,116	1,030	4,086	-	2017(A)
WEBSTER SQUARE NORTH	NH	2,163	6,511	404	2,163	6,914	9,077	2,086	6,991	-	2016(A)
CENTRAL PLAZA	NJ	3,170	10,603	1,534	5,145	10,162	15,307	4,688	10,619	-	2013(A)
CLARK SHOPRITE 70 CENTRAL AVE	NJ	3,497	11,694	995	13,960	2,226	16,186	1,981	14,205	-	2013(A)
COMMERCE CENTER EAST	NJ	1,519	5,080	1,753	7,235	1,117	8,352	1,039	7,313	-	2013(A)
COMMERCE CENTER WEST	NJ	386	1,290	162	794	1,044	1,838	381	1,457	-	2013(A)
COMMONS AT HOLMDEL	NJ	16,538	38,760	14,721	16,538	53,481	70,019	25,285	44,734	-	2004(A)
EAST WINDSOR VILLAGE	NJ	9,335	23,778	1,765	9,335	25,543	34,878	11,661	23,217	-	2008(A)
GARDEN STATE PAVILIONS	NJ	7,531	10,802	32,149	12,204	38,278	50,482	13,717	36,765	-	2011(A)
HILLVIEW SHOPPING CENTER	NJ	16,008	32,607	2,741	16,008	35,348	51,356	10,365	40,991	-	2014(A)
HOLMDEL TOWNE CENTER	NJ	10,825	43,301	11,862	10,825	55,162	65,987	33,933	32,054	-	2002(A)
MAPLE SHADE	NJ	-	9,958	2,596	-	12,554	12,554	5,002	7,552	-	2009(A)
NORTH BRUNSWICK PLAZA	NJ	3,205	12,820	30,920	3,205	43,740	46,945	29,657	17,288	-	1994(A)
PISCATAWAY TOWN CENTER	NJ	3,852	15,411	3,089	3,852	18,500	22,352	12,299	10,053	-	1998(A)
PLAZA AT HILLSDALE	NJ	7,602	6,994	1,736	7,602	8,730	16,332	3,527	12,805	-	2014(A)
PLAZA AT SHORT HILLS	NJ	20,155	11,062	2,037	20,155	13,099	33,254	4,618	28,636	-	2014(A)
RIDGEWOOD S.C.	NJ	450	2,107	1,372	450	3,479	3,929	2,577	1,352	-	1993(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
SHOP RITE PLAZA	NJ	2,418	6,364	3,366	2,418	9,730	12,148	8,096	4,052	-	1985(C)
UNION CRESCENT III	NJ	7,895	3,011	20,383	8,697	22,591	31,288	14,745	16,543	-	2007(A)
WESTMONT PLAZA	NJ	602	2,405	21,502	602	23,907	24,509	11,502	13,007	-	1994(A)
WILLOWBROOK PLAZA	NJ	15,320	40,997	16,289	15,320	57,286	72,606	16,334	56,272	-	2009(A)
NORTH TOWNE PLAZA - ALBUQUERQUE	NM	3,598	33,327	797	3,598	34,124	37,722	5,518	32,204	-	2021(A)
CHARLESTON COMMONS	NV	29,704	24,267	1,587	29,704	25,854	55,558	8,256	47,302	-	2021(A)
COLLEGE PARK S.C.-N LAS VEGAS	NV	2,100	18,413	15,656	16,274	19,895	36,169	4,026	32,143	-	2021(A)
D'ANDREA MARKETPLACE	NV	11,556	29,435	1,049	11,556	30,484	42,040	14,675	27,365	-	2007(A)
DEL MONTE PLAZA	NV	2,489	5,590	1,391	2,210	7,261	9,471	4,240	5,231	-	2006(A)
DEL MONTE PLAZA ANCHOR PARCEL	NV	6,513	17,600	565	6,520	18,158	24,678	4,542	20,136	-	2017(A)
FRANCISCO CENTER	NV	1,800	10,085	14,868	13,981	12,771	26,752	2,619	24,133	-	2021(A)
GALENA JUNCTION	NV	8,931	17,503	2,959	8,930	20,462	29,392	7,219	22,173	-	2015(A)
MCQUEEN CROSSINGS	NV	5,017	20,779	1,493	5,017	22,272	27,289	11,058	16,231	-	2015(A)
RANCHO TOWNE & COUNTRY	NV	7,785	13,364	233	7,785	13,596	21,381	2,489	18,892	-	2021(A)
REDFIELD PROMENADE	NV	4,415	32,035	2,879	4,415	34,914	39,329	10,140	29,189	-	2015(A)
SPARKS MERCANTILE	NV	6,222	17,069	672	6,222	17,741	23,963	6,504	17,459	-	2015(A)
501 NORTH BROADWAY	NY	-	1,176	(37)	-	1,139	1,139	619	520	-	2007(A)
AIRPORT PLAZA	NY	22,711	107,012	7,738	22,711	114,749	137,460	34,788	102,672	-	2015(A)
BELLMORE S.C.	NY	1,272	3,184	1,840	1,272	5,023	6,295	3,227	3,068	-	2004(A)
BIRCHWOOD PLAZA COMMACK	NY	3,630	4,775	1,443	3,630	6,218	9,848	2,999	6,849	-	2007(A)
BRIDGEHAMPTON COMMONS-W&E SIDE	NY	1,812	3,107	44,860	1,858	47,922	49,780	30,936	18,844	-	1972(C)
CARMAN'S PLAZA	NY	12,558	37,290	4,175	12,562	41,461	54,023	5,842	48,181	-	2022(A)
CHAMPION FOOD SUPERMARKET	NY	758	1,875	(25)	2,241	367	2,608	269	2,339	-	2012(A)
ELMONT S.C.	NY	3,012	7,606	6,885	3,012	14,491	17,503	6,638	10,865	-	2004(A)
ELMSFORD CENTER 2	NY	4,076	15,599	1,118	4,245	16,548	20,793	6,519	14,274	-	2013(A)
FAMILY DOLLAR UNION TURNPIKE	NY	909	2,250	214	1,057	2,316	3,373	798	2,575	-	2012(A)
FOREST AVENUE PLAZA	NY	4,559	10,441	3,134	4,559	13,574	18,133	6,142	11,991	-	2005(A)
FRANKLIN SQUARE S.C.	NY	1,079	2,517	4,041	1,079	6,559	7,638	3,101	4,537	-	2004(A)
GREAT NECK OUTPARCEL	NY	4,019	-	81	4,019	81	4,100	-	4,100	-	2022(A)
GREENRIDGE PLAZA	NY	2,940	11,812	11,982	3,148	23,587	26,735	13,868	12,867	-	1997(A)
HAMPTON BAYS PLAZA	NY	1,495	5,979	3,976	1,495	9,955	11,450	8,840	2,610	-	1989(A)
HICKSVILLE PLAZA	NY	3,543	8,266	1,234	3,543	9,501	13,044	4,561	8,483	-	2004(A)
INDEPENDENCE PLAZA	NY	12,279	34,814	318	16,132	31,279	47,411	12,379	35,032	-	2014(A)
JERICHO COMMONS SOUTH	NY	12,368	33,071	4,514	12,368	37,585	49,953	17,350	32,603	-	2007(A)
KEY FOOD - 21ST STREET	NY	1,091	2,700	(369)	1,669	1,752	3,421	470	2,951	-	2012(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
KEY FOOD - ATLANTIC AVE	NY	2,273	5,625	509	4,809	3,598	8,407	1,491	6,916	-	2012(A)
KEY FOOD - CENTRAL AVE.	NY	2,788	6,899	(395)	2,603	6,689	9,292	2,435	6,857	-	2012(A)
KINGS HIGHWAY	NY	2,744	6,811	4,387	2,744	11,197	13,941	5,041	8,900	-	2004(A)
KISSENA BOULEVARD SHOPPING CTR	NY	11,610	2,933	2,439	11,610	5,373	16,983	1,617	15,366	-	2007(A)
LITTLE NECK PLAZA	NY	3,277	13,161	6,279	3,277	19,439	22,716	11,705	11,011	-	2003(A)
MANETTO HILL PLAZA	NY	264	584	18,893	264	19,477	19,741	10,182	9,559	-	1969(C)
MANHASSET CENTER	NY	4,567	19,166	34,152	3,472	54,413	57,885	37,154	20,731	-	1999(A)
MARKET AT BAY SHORE	NY	12,360	30,708	8,297	12,360	39,005	51,365	19,975	31,390	-	2006(A)
MASPETH QUEENS-DUANE READE	NY	1,872	4,828	1,037	1,872	5,865	7,737	2,887	4,850	-	2004(A)
MILLERIDGE INN	NY	7,500	481	44	7,500	526	8,026	92	7,934	-	2015(A)
MINEOLA CROSSINGS	NY	4,150	7,521	1,530	4,150	9,051	13,201	3,686	9,515	-	2007(A)
NORTH MASSAPEQUA S.C.	NY	1,881	4,389	(1,393)	-	4,877	4,877	4,419	458	-	2004(A)
OCEAN PLAZA	NY	564	2,269	416	564	2,685	3,249	1,329	1,920	-	2003(A)
RALPH AVENUE PLAZA	NY	4,414	11,340	3,937	4,414	15,277	19,691	7,472	12,219	-	2004(A)
RICHMOND S.C.	NY	2,280	9,028	22,840	2,280	31,868	34,148	19,688	14,460	-	1989(A)
ROMAINE PLAZA	NY	782	1,826	588	782	2,414	3,196	1,216	1,980	-	2005(A)
SEQUAMS SHOPPING CENTER	NY	3,971	8,654	337	3,971	8,991	12,962	1,023	11,939	-	2022(A)
SHOPRITE S.C.	NY	872	3,488	-	872	3,488	4,360	2,969	1,391	-	1998(A)
STOP & SHOP	NY	21,661	17,636	-	21,661	17,636	39,297	1,785	37,512	11,333	2022(A)
SMITHTOWN PLAZA	NY	3,528	7,364	730	3,437	8,184	11,621	4,357	7,264	-	2009(A)
SOUTHGATE SHOPPING CENTER	NY	18,822	62,670	1,977	18,829	64,640	83,469	7,533	75,936	19,537	2022(A)
SYOSSET CORNERS	NY	6,169	13,302	755	6,169	14,056	20,225	1,793	18,432	-	2022(A)
SYOSSET S.C.	NY	107	76	3,148	107	3,224	3,331	1,864	1,467	-	1990(C)
THE BOULEVARD	NY	28,724	38,232	269,162	28,724	307,394	336,118	47,721	288,397	-	2006(A)
THE GARDENS AT GREAT NECK	NY	27,956	71,366	2,312	27,962	73,672	101,634	6,966	94,668	16,686	2022(A)
THE GREEN COVE PLAZA	NY	17,017	39,206	2,030	17,017	41,237	58,254	4,588	53,666	-	2022(A)
THE MARKETPLACE	NY	4,498	9,850	412	4,498	10,261	14,759	837	13,922	4,742	2022(A)
THE SHOPPES AT 82ND STREET	NY	12,917	63,985	-	12,917	63,985	76,902	158	76,744	-	2025(A)
TOWNPATH CORNER	NY	2,675	6,408	365	2,675	6,773	9,448	725	8,723	-	2022(A)
TURNPIKE PLAZA	NY	2,472	5,839	1,242	2,472	7,081	9,553	2,765	6,788	-	2011(A)
VETERANS MEMORIAL PLAZA	NY	5,968	23,243	23,380	5,980	46,611	52,591	24,785	27,806	-	1998(A)
WHITE PLAINS S.C.	NY	1,778	4,454	2,977	1,778	7,431	9,209	3,604	5,605	-	2004(A)
WOODBURY COMMON	NY	27,249	28,516	1,460	27,249	29,975	57,224	4,505	52,719	15,169	2022(A)
BRIDGWATER FALLS	OH	7,271	85,626	3,235	7,271	88,860	96,131	10,747	85,384	-	2024(A)
DEERFIELD TOWNE CENTER	OH	6,791	85,154	6,699	6,791	91,853	98,644	13,502	85,142	-	2024(A)
OLENTANGY PLAZA	OH	3,932	42,588	1,693	3,932	44,282	48,214	4,860	43,354	-	2024(A)
SPRING MEADOWS PLACE	OH	2,817	43,345	832	2,817	44,177	46,994	5,297	41,697	-	2024(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
JANTZEN BEACH CENTER	OR	57,575	102,844	11,417	57,588	114,247	171,835	30,865	140,970	-	2017(A)
TANASBOURNE VILLAGE	OR	9,681	68,229	102	9,682	68,331	78,013	1,511	76,502	31,278	2025(A)
CENTER SQUARE SHOPPING CENTER	PA	732	2,928	1,236	691	4,205	4,896	3,368	1,528	-	1996(A)
CRANBERRY TOWNSHIP-PARCEL 1&2	PA	10,271	30,770	3,661	6,070	38,632	44,702	11,131	33,571	-	2016(A)
CROSSROADS PLAZA	PA	789	3,155	14,807	976	17,775	18,751	12,934	5,817	-	1986(A)
DEVON VILLAGE	PA	4,856	25,847	2,849	5,608	27,945	33,553	11,506	22,047	-	2012(A)
FISHTOWN CROSSING	PA	20,398	22,602	608	20,401	23,206	43,607	4,899	38,708	-	2022(A)
HARRISBURG EAST SHOPPING CTR.	PA	453	6,665	12,614	3,003	16,730	19,733	11,229	8,504	-	2002(A)
HORSHAM POINT	PA	3,813	18,189	868	3,813	19,057	22,870	5,095	17,775	-	2015(A)
LINCOLN SQUARE	PA	90,479	-	77,728	10,533	157,674	168,207	24,090	144,117	-	2017(C)
NORRITON SQUARE	PA	686	2,665	9,072	774	11,649	12,423	6,475	5,948	-	1984(A)
POCONO PLAZA	PA	1,050	2,373	18,839	1,050	21,211	22,261	4,060	18,201	-	1973(C)
SHOPPES AT WYNNEWOOD	PA	7,479	-	3,692	7,479	3,692	11,171	939	10,232	-	2015(C)
SHREWSBURY SQUARE S.C.	PA	8,066	16,998	(1,607)	6,172	17,284	23,456	5,418	18,038	-	2014(A)
SPRINGFIELD S.C.	PA	920	4,982	18,253	920	23,234	24,154	14,598	9,556	-	1983(A)
SUBURBAN SQUARE	PA	70,680	166,351	86,833	71,280	252,584	323,864	92,432	231,432	-	2007(A)
TOWNSHIP LINE S.C.	PA	732	2,928	2	732	2,930	3,662	2,202	1,460	-	1996(A)
WAYNE PLAZA	PA	6,128	15,605	2,218	6,136	17,815	23,951	8,045	15,906	-	2008(A)
WEXFORD PLAZA	PA	6,414	9,775	15,517	6,299	25,407	31,706	9,192	22,514	-	2010(A)
WHITEHALL MALL	PA	-	5,196	2	-	5,198	5,198	3,908	1,290	-	1996(A)
WHITELAND TOWN CENTER	PA	732	2,928	61	732	2,989	3,721	2,261	1,460	-	1996(A)
WHOLE FOODS AT WYNNEWOOD	PA	15,042	-	11,785	13,772	13,055	26,827	2,415	24,412	-	2014(C)
LOS COLOBOS - BUILDERS SQUARE	PR	4,405	9,628	(538)	4,461	9,034	13,495	8,493	5,002	-	2006(A)
LOS COLOBOS I	PR	12,891	26,047	26,341	18,016	47,262	65,278	24,196	41,082	-	2006(A)
LOS COLOBOS II	PR	14,894	30,681	1,860	15,142	32,293	47,435	18,677	28,758	-	2006(A)
MANATI VILLA MARIA SC	PR	2,781	5,673	2,535	2,607	8,382	10,989	5,176	5,813	-	2006(A)
PLAZA CENTRO - COSTCO	PR	3,628	10,752	(455)	3,866	10,059	13,925	5,840	8,085	-	2006(A)
PLAZA CENTRO - MALL	PR	19,873	58,719	7,345	19,408	66,529	85,937	32,182	53,755	-	2006(A)
PLAZA CENTRO - RETAIL	PR	5,936	16,510	1,423	6,026	17,843	23,869	9,042	14,827	-	2006(A)
PLAZA CENTRO - SAM'S CLUB	PR	6,643	20,225	(1,170)	6,520	19,178	25,698	18,182	7,516	-	2006(A)
PONCE TOWNE CENTER	PR	14,433	28,449	7,325	14,903	35,303	50,206	22,704	27,502	-	2006(A)
REXVILLE TOWN CENTER	PR	24,873	48,688	9,172	25,678	57,055	82,733	37,908	44,825	-	2006(A)
TRUJILLO ALTO PLAZA	PR	12,054	24,446	9,973	12,289	34,184	46,473	18,388	28,085	-	2006(A)
WESTERN PLAZA - MAYAGUEZ ONE	PR	10,858	12,253	891	11,242	12,760	24,002	11,679	12,323	-	2006(A)
WESTERN PLAZA - MAYAGUEZ TWO	PR	16,874	19,911	3,587	16,873	23,499	40,372	19,901	20,471	-	2006(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
FOREST PARK	SC	1,920	9,545	658	1,920	10,203	12,123	3,717	8,406	-	2012(A)
ST. ANDREWS CENTER	SC	730	3,132	22,118	730	25,250	25,980	15,416	10,564	-	1978(C)
WESTWOOD PLAZA	SC	1,744	6,986	15,359	1,727	22,361	24,088	9,244	14,844	-	1995(A)
WOODRUFF SHOPPING CENTER	SC	3,110	15,501	1,772	3,465	16,918	20,383	6,992	13,391	-	2010(A)
BELLEVUE PLACE	TN	3,512	9,137	501	3,512	9,638	13,150	988	12,162	-	2024(A)
HIGHLAND SQUARE	TN	1,302	2,130	(3,432)	-	-	-	-	-	-	2021(A)
MENDENHALL COMMONS	TN	1,272	14,826	150	1,272	14,976	16,248	2,321	13,927	-	2021(A)
OLD TOWNE VILLAGE	TN	-	4,134	4,761	-	8,895	8,895	7,164	1,731	-	1978(C)
PROVIDENCE MARKETPLACE	TN	18,751	84,332	1,349	18,751	85,681	104,432	13,614	90,818	-	2024(A)
THE COMMONS AT DEXTER LAKE	TN	1,554	14,649	2,293	1,554	16,942	18,496	3,265	15,231	-	2021(A)
THE COMMONS AT DEXTER LAKE II	TN	567	8,874	168	567	9,042	9,609	1,672	7,937	-	2021(A)
1350 W. 43RD ST. - WELLS FARGO	TX	3,707	247	1	3,708	247	3,955	136	3,819	-	2022(A)
1934 WEST GRAY	TX	705	4,831	(301)	705	4,530	5,235	371	4,864	-	2021(A)
1939 WEST GRAY	TX	269	1,731	177	269	1,907	2,176	232	1,944	-	2021(A)
43RD STREET CHASE BANK BLDG	TX	497	1,703	56	497	1,759	2,256	313	1,943	-	2021(A)
ACCENT PLAZA	TX	500	2,831	542	500	3,373	3,873	2,218	1,655	-	1996(A)
ALABAMA SHEPHERD S.C.	TX	4,590	21,368	594	4,590	21,962	26,552	3,666	22,886	-	2021(A)
ATASCOCITA COMMONS SHOP.CTR.	TX	16,323	54,587	8,877	15,580	64,207	79,787	17,597	62,190	-	2013(A)
BAYBROOK GATEWAY	TX	9,441	44,160	1,747	9,441	45,907	55,348	8,218	47,130	-	2021(A)
BAYBROOK WEBSTER PARCEL	TX	-	2,978	11,023	2,978	11,023	14,001	502	13,499	-	2022(A)
BELLAIRE BLVD S.C.	TX	1,334	7,166	319	1,334	7,485	8,819	2,984	5,835	-	2021(A)
BLALOCK MARKET	TX	-	17,283	933	-	18,216	18,216	4,189	14,027	-	2021(A)
CENTER AT BAYBROOK	TX	6,941	27,727	14,662	5,576	43,753	49,329	24,527	24,802	-	1998(A)
CENTER OF THE HILLS	TX	2,924	11,706	15,965	2,773	27,822	30,595	9,908	20,687	-	2008(A)
CITADEL BUILDING	TX	4,046	12,824	(7,660)	2,169	7,040	9,209	7,031	2,178	-	2021(A)
CONROE MARKETPLACE	TX	18,869	50,757	816	10,842	59,600	70,442	16,747	53,695	-	2015(A)
COPPERFIELD VILLAGE SHOP.CTR.	TX	7,828	34,864	1,525	7,828	36,389	44,217	11,345	32,872	-	2015(A)
COPPERWOOD VILLAGE	TX	13,848	84,184	4,550	13,848	88,734	102,582	25,535	77,047	-	2015(A)
CYPRESS TOWNE CENTER	TX	6,034	-	2,412	2,252	6,193	8,445	2,471	5,974	-	2003(C)
CYPRESS TOWNE CENTER	TX	12,329	36,836	4,480	8,644	45,001	53,645	10,851	42,794	-	2016(A)
CYPRESS TOWNE CENTER (PHASE II)	TX	2,061	6,158	(1,361)	270	6,588	6,858	2,179	4,679	-	2016(A)
DRISCOLL AT RIVER OAKS-RESI	TX	1,244	145,366	3,813	1,244	149,179	150,423	14,890	135,533	-	2021(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
FIESTA TARGET	TX	6,766	7,334	431	6,766	7,765	14,531	2,239	12,292	-	2021(A)
FIESTA TRAILS	TX	15,185	32,897	3,944	15,185	36,841	52,026	7,416	44,610	-	2021(A)
GALVESTON PLACE	TX	1,661	28,288	7,210	1,661	35,498	37,159	5,369	31,790	-	2021(A)
GATEWAY STATION	TX	1,374	28,145	4,588	1,375	32,732	34,107	11,627	22,480	-	2011(A)
GATEWAY STATION PHASE II	TX	4,140	12,020	1,862	4,143	13,879	18,022	3,656	14,366	-	2017(A)
GRAND PARKWAY MARKET PLACE II	TX	13,436	-	39,573	12,298	40,710	53,008	9,687	43,321	-	2015(C)
GRAND PARKWAY MARKETPLACE	TX	25,364	-	65,129	21,937	68,557	90,494	14,584	75,910	-	2014(C)
HEB - DAIRY ASHFORD & MEMORIAL	TX	1,076	5,324	-	1,076	5,324	6,400	783	5,617	-	2021(A)
HEIGHTS PLAZA	TX	5,423	10,140	108	5,423	10,248	15,671	1,888	13,783	-	2021(A)
INDEPENDENCE PLAZA - LAREDO	TX	4,836	53,564	1,965	4,836	55,529	60,365	8,789	51,576	4,496	2021(A)
INDEPENDENCE PLAZA II - LAREDO	TX	2,482	21,418	267	2,482	21,685	24,167	3,970	20,197	-	2021(A)
KROGER PLAZA	TX	520	2,081	3,292	520	5,372	5,892	3,115	2,777	-	1995(A)
LAKEHILLS PLAZA	TX	5,264	20,661	583	5,264	21,244	26,508	2,049	24,459	-	2024(A)
LAKE PRAIRIE TOWN CROSSING	TX	7,897	-	31,057	6,783	32,171	38,954	11,902	27,052	-	2006(C)
LAS TIENDAS PLAZA	TX	8,678	-	28,616	7,944	29,350	37,294	11,467	25,827	-	2005(C)
MONTGOMERY PLAZA	TX	10,739	63,065	2,639	10,739	65,704	76,443	20,314	56,129	-	2015(A)
MUELLER OUTPARCEL	TX	150	3,351	51	150	3,403	3,553	587	2,966	-	2021(A)
MUELLER REGIONAL RETAIL CENTER	TX	7,352	85,805	5,715	7,352	91,521	98,873	15,191	83,682	-	2021(A)
NORTH CREEK PLAZA	TX	5,044	34,756	156	5,044	34,912	39,956	6,136	33,820	-	2021(A)
OAK FOREST	TX	13,395	25,275	725	13,395	25,999	39,394	4,793	34,601	-	2021(A)
PLANTATION CENTRE	TX	2,325	34,494	993	2,325	35,487	37,812	5,547	32,265	-	2021(A)
PRESTON LEBANON CROSSING	TX	13,552	-	33,261	12,164	34,649	46,813	13,932	32,881	-	2006(C)
RANDALLS CENTER/KINGS CROSSING	TX	3,717	21,363	8,772	3,717	30,135	33,852	4,988	28,864	-	2021(A)
RICHMOND SQUARE	TX	7,568	15,432	2,680	7,568	18,112	25,680	2,413	23,267	-	2021(A)
RIVER OAKS S.C. EAST	TX	5,766	13,882	980	5,766	14,861	20,627	2,226	18,401	-	2021(A)
RIVER OAKS S.C. WEST	TX	14,185	138,022	11,179	14,185	149,201	163,386	21,113	142,273	-	2021(A)
ROCK PRAIRIE MARKETPLACE	TX	-	8,004	195	-	8,199	8,199	1,108	7,091	-	2021(A)
SHOPPES AT MEMORIAL VILLAGES	TX	-	41,493	728	-	42,222	42,222	7,525	34,697	-	2021(A)
SHOPS AT HILSHIRE VILLAGE	TX	11,206	19,092	929	11,206	20,021	31,227	3,873	27,354	-	2021(A)
SHOPS AT KIRBY DRIVE	TX	969	5,031	(23)	969	5,009	5,978	773	5,205	-	2021(A)
SHOPS AT THREE CORNERS	TX	7,094	59,795	825	7,094	60,619	67,713	10,039	57,674	-	2021(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)
STEVENS RANCH	TX	18,143	6,407	671	18,143	7,078	25,221	1,415	23,806	-	2021(A)
THE CENTRE AT COPPERFIELD	TX	6,723	22,525	937	6,723	23,462	30,185	7,684	22,501	-	2015(A)
THE CENTRE AT POST OAK	TX	12,642	100,658	(25)	12,642	100,633	113,275	15,695	97,580	-	2021(A)
THE SHOPPES @ WILDERNESS OAKS	TX	4,359	8,964	(12,427)	896	-	896	-	896	-	2021(A)
TOMBALL CROSSINGS	TX	8,517	28,484	2,386	7,965	31,422	39,387	9,280	30,107	-	2013(A)
TOMBALL MARKETPLACE	TX	4,280	31,793	1,685	4,280	33,478	37,758	5,962	31,796	-	2021(A)
TRENTON CROSSING - NORTH MCALLEN	TX	6,279	29,686	3,245	6,279	32,930	39,209	6,067	33,142	-	2021(A)
VILLAGE PLAZA AT BUNKER HILL	TX	21,320	233,086	3,431	21,320	236,518	257,838	35,836	222,002	70,446	2021(A)
WESTCHASE S.C.	TX	7,547	35,653	6,770	7,547	42,424	49,971	6,855	43,116	-	2021(A)
WESTHILL VILLAGE	TX	11,948	26,479	607	11,948	27,086	39,034	4,785	34,249	-	2021(A)
WOODBRIDGE SHOPPING CENTER	TX	2,569	6,814	628	2,569	7,442	10,011	2,972	7,040	-	2012(A)
BURKE TOWN PLAZA	VA	-	43,240	(4,668)	-	38,572	38,572	11,539	27,033	-	2014(A)
CENTRO ARLINGTON	VA	3,937	35,103	1,412	3,937	36,515	40,452	4,615	35,837	-	2021(A)
CENTRO ARLINGTON-RESI	VA	15,012	155,639	2,356	15,012	157,995	173,007	13,328	159,679	-	2021(A)
DOCSTONE COMMONS	VA	3,839	11,468	719	3,904	12,123	16,027	3,487	12,540	-	2016(A)
DOCSTONE O/P - STAPLES	VA	1,425	4,318	(828)	1,168	3,747	4,915	1,171	3,744	-	2016(A)
DULLES TOWN CROSSING	VA	53,285	104,176	3,523	52,726	108,257	160,983	33,451	127,532	-	2015(A)
GORDON PLAZA	VA	-	3,331	7,336	5,573	5,094	10,667	2,627	8,040	-	2017(A)
HILLTOP VILLAGE CENTER	VA	23,409	93,673	425	23,409	94,098	117,507	13,448	104,059	-	2021(A)
OLD TOWN PLAZA	VA	4,500	41,570	(14,002)	3,053	29,015	32,068	10,522	21,546	-	2007(A)
POTOMAC RUN PLAZA	VA	27,370	48,451	4,106	27,370	52,558	79,928	24,074	55,854	-	2008(A)
STAFFORD MARKETPLACE	VA	26,893	86,450	17,559	29,486	101,416	130,902	27,677	103,225	-	2015(A)
STONEBRIDGE AT POTOMAC TOWN CENTER	VA	52,190	73,877	62,900	52,190	136,776	188,966	26,626	162,340	-	2023(A)
WEST ALEX - RETAIL	VA	6,043	55,434	3,651	6,043	59,086	65,129	6,651	58,478	-	2021(A)
WEST ALEX-OFFICE	VA	1,479	10,458	1,623	1,479	12,082	13,561	1,412	12,149	-	2021(A)
WEST ALEX-RESI	VA	15,892	65,282	2,228	15,892	67,510	83,402	8,547	74,855	-	2021(A)
AUBURN NORTH	WA	7,786	18,158	13,144	7,786	31,302	39,088	13,408	25,680	-	2007(A)
COVINGTON ESPLANADE	WA	6,009	47,941	322	6,009	48,263	54,272	6,463	47,809	-	2021(A)
FRANKLIN PARK COMMONS	WA	5,419	11,989	13,091	5,419	25,080	30,499	7,775	22,724	-	2015(A)
FRONTIER VILLAGE SHOPPING CTR.	WA	10,751	44,861	3,306	10,751	48,167	58,918	14,314	44,604	-	2012(A)
GATEWAY SHOPPING CENTER	WA	6,938	11,270	9,869	6,938	21,139	28,077	5,666	22,411	-	2016(A)
SILVERDALE PLAZA	WA	3,875	33,109	1,213	3,756	34,441	38,197	11,400	26,797	-	2012(A)
THE MARKETPLACE AT FACTORIA	WA	60,502	92,696	29,206	65,782	116,623	182,405	36,587	145,818	-	2013(A)
THE WHITTAKER	WA	15,799	23,508	(63)	15,799	23,445	39,244	3,848	35,396	-	2021(A)

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

				COST CAPITALIZED					TOTAL COST,		DATE OF
		INITIAL COST		SUBSEQUENT					NET OF		ACQUISITION(A)
DESCRIPTION	State	LAND	BUILDING AND IMPROVEMENTS	TO ACQUISITION (1)	LAND	BUILDING AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION (2)	ACCUMULATED DEPRECIATION	ENCUMBRANCES (3)	CONSTRUCTION (C)

OTHER PROPERTY INTERESTS
ASANTE RETAIL CENTER	AZ	8,703	3,406	(11,939)	170	-	170	-	170	-	2004(C)
HOMESTEAD-WACHTEL LAND LEASE	FL	150	-	-	150	-	150	-	150	-	2013(A)
RAMCO DUVAL LAND TRS	MI	3,522	-	-	3,522	-	3,522	-	3,522	-	2024(A)
RAMCO RIVER CITY LAND	MI	4,890	-	2	4,892	-	4,892	-	4,892	-	2024(A)
PALM COAST LANDING OUTPARCELS	FL	1,460	-	212	1,460	212	1,672	-	1,672	-	2021(A)
LAKE WALES S.C.	FL	601	-	-	601	-	601	-	601	-	2009(A)
FLINT - VACANT LAND	MI	101	-	(101)	-	-	-	-	-	-	2012(A)
CHARLOTTE SPORTS & FITNESS CTR	NC	501	1,859	1,180	501	3,039	3,540	2,234	1,306	-	1986(A)
SURF CITY CROSSING	NC	5,260	-	(3,565)	1,695	-	1,695	-	1,695	-	2021(A)
THE SHOPPES AT CAVENESS FARMS	NC	5,470	-	47	5,470	47	5,517	1	5,516	-	2021(A)
WAKEFIELD COMMONS III	NC	6,506	-	(5,397)	787	322	1,109	321	788	-	2001(C)
WAKEFIELD CROSSINGS	NC	3,414	-	(3,277)	137	-	137	-	137	-	2001(C)
HILLSBOROUGH PROMENADE	NJ	11,887	-	(6,632)	5,006	249	5,255	163	5,093	-	2001(C)
JERICHO ATRIUM	NY	10,624	20,065	6,235	10,624	26,300	36,924	10,014	26,910	-	2016(A)
KEY BANK BUILDING	NY	1,500	40,487	(6,898)	669	34,420	35,089	23,841	11,248	-	2006(A)
MANHASSET CENTER (RESIDENTIAL)	NY	950	-	-	950	-	950	-	950	-	2012(A)
MERRY LANE (PARKING LOT)	NY	1,486	2	1,362	1,486	1,364	2,850	-	2,850	-	2007(A)
NORTHPORT LAND PARCEL	NY	-	14	82	-	96	96	16	80	-	2012(A)
MCMINNVILLE PLAZA	OR	4,062	-	479	4,062	479	4,541	-	4,541	-	2006(C)
1935 WEST GRAY	TX	780	-	14	780	14	794	1	793	-	2021(A)
2503 MCCUE, LLC	TX	-	2,287	-	-	2,287	2,287	1,997	291	-	2021(A)
NORTH TOWNE PLAZA - BROWNSVILLE	TX	1,517	-	1,017	1,517	1,017	2,534	99	2,435	-	2021(A)
RICHMOND SQUARE - PAD	TX	570	-	157	570	157	727	-	727	-	2021(A)
TEXAS CITY LAND	TX	1,000	-	-	1,000	-	1,000	-	1,000	-	2021(A)
WESTOVER SQUARE	TX	1,520	-	(785)	735	-	735	-	735	-	2021(A)
BLUE RIDGE	Various	12,347	71,530	(50,787)	3,511	29,584	33,095	21,952	11,143	-	2005(A)
BALANCE OF PORTFOLIO (4)	Various	1,909	65,127	(35,427)	-	31,618	31,618	10,565	21,054	-
TOTALS		$4,570,877	$13,665,782	$3,382,197	$4,552,341	$17,066,515	$21,618,856	$4,849,564	$16,769,292	$467,203

(1)
The negative balance for costs capitalized subsequent to acquisition could include parcels/out-parcels sold, assets held-for-sale, provision for losses and/or demolition of part of a property for redevelopment.
(2)
The Company had accumulated amortization relating to in-place leases and above-market leases aggregating $934,526.
(3)
Includes fair market value of debt adjustments, net and deferred financing costs, net.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2025

(in thousands)

(4)
Includes fixtures, leasehold improvements and other costs capitalized.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements (in years)	5 to 50
Fixtures, building and leasehold improvements	Terms of leases or useful lives, whichever is shorter
(including certain identified intangible assets)

The aggregate cost for Federal income tax purposes was approximately $19.4 billion at December 31, 2025.

The changes in total real estate assets for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Balance, beginning of period	$21,170,572	$18,937,794	$18,457,242
Additions during period:
Acquisitions	217,811	1,977,992	208,001
Improvements	332,281	337,729	263,171
Transfers from unconsolidated joint ventures	77,912	-	166,490
Deductions during period:
Sales and assets held-for-sale	(67,608)	(8,549)	(85,541)
Write-off of assets	(103,721)	(62,358)	(59,832)
Adjustment to property carrying values	(8,391)	(12,036)	(11,737)
Balance, end of period	$21,618,856	$21,170,572	$18,937,794

The changes in accumulated depreciation and amortization for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Balance, beginning of period	$4,360,239	$3,842,869	$3,417,414
Additions during period:
Depreciation for year	605,201	581,429	492,434
Deductions during period:
Sales and assets held-for-sale	(19,014)	(116)	(7,147)
Write-off of assets	(96,862)	(63,943)	(59,832)
Balance, end of period	$4,849,564	$4,360,239	$3,842,869

Reclassifications: Certain amounts in the prior period have been reclassified in order to conform with the current period's presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2025

(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Original Face Amount of Mortgages	Carrying Amount of Mortgages (b)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgage Loans:
Retail 1st Mortgage
Waldorf, MD (c)	9.00%	Jul-27	I	$-	$107,000	$97,000	$-
Pompano Beach, FL	8.00%	Mar-27	I	-	35,000	35,000	-
Ballwin, MO	6.35%	Mar-29	I	-	11,970	11,970	-
Individually < 3% (d) (e)	(f)	(g)	I	-	39,939	21,992	-
Retail 2nd Mortgage
St. Louis Park, MN (h)	9.25%	Aug-32	I	-	34,350	25,600	-
Lynwood, CA	9.00%	Jul-26	I	-	16,463	16,463	-
Fairfax, VA	8.00%	May-29	I	-	14,000	14,000	-
Cape Coral, FL	12.50%	Sep-27	I	-	12,500	12,500	-
Individually < 3% (i)	(j)	(k)	I	-	91,217	79,227	-
Nonretail
Individually < 3% (l)	(m)	(n)	P&I; PIK	-	3,854	2,167	-

Other Financing Loans:
Retail
Borrower A	(o)	Aug-29	P&I	-	75,000	73,125	-
Nonretail
Borrower B	7.00%	Mar-31	P&I	-	397	243	-

Allowance for Credit Losses				-	-	(5,352)	-

				$-	$441,690	$383,935	$-

(a)
I = Interest only; P&I = Principal & Interest; PIK = Paid in Kind at Maturity.
(b)
The aggregate cost for Federal income tax purposes was approximately $383.9 million as of December 31, 2025.
(c)
There was an outstanding undrawn mortgage loan balance of $10.0 million as of December 31, 2025, for which the Company earns interest at a rate of 1.0% annum.
(d)
Comprised of four separate loans with original loan amounts ranging from $2.8 million to $8.6 million.
(e)
There was an outstanding undrawn mortgage loan balance of $3.7 million as of December 31, 2025, for which the Company earns interest at a rate of 1.0% annum.
(f)
Interest rates range from 10.00% to 12.50%.
(g)
Maturity dates range from August 2028 to September 2031.
(h)
There was an outstanding undrawn mortgage loan balance of $8.8 million as of December 31, 2025 for which the Company earns interest at a rate of 1.0% annum.
(i)
Comprised of 10 separate loans with original loan amounts ranging from $3.1 million to $10.9 million.
(j)
Interest rates range from 9.50% to 12.00%.
(k)
Maturity dates range from November 2026 to October 2034.
(l)
Comprised of three separate loans with original loan amounts ranging from $30.7 thousand to $2.0 million.
(m)
Interest rates range from 6.88% to 12.00%.
(n)
Maturity dates range from October 2026 to December 2030.
(o)
Interest rate is SOFR plus 7.75% (11.92% as of December 31, 2025).

The Company reviews payment status to identify performing versus non-performing loans. As of December 31, 2025, the Company had a total of 26 loans, all of which were performing. The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, guarantees of the borrower and the prospects of the borrower.

The following table reconciles mortgage loans and other financing receivables from January 1, 2023 to December 31, 2025 (in thousands):

	2025	2024	2023
Balance at January 1,	$444,966	$130,745	$87,359
Additions:
New mortgage and other loans	279,403	428,121	43,519
Deductions:
Loan repayments	(324,983)	(108,297)	(35)
Collections of principal	(16,899)	(103)	(98)
Recovery/(provision) for credit losses	1,448	(5,500)	-
Balance at December 31,	$383,935	$444,966	$130,745